Form 10-Q
period 1996-03-31
ENRON LIQUIDS PIPELINE L P
filed 1996-05-13
CIK 888228

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996



                 Commission File Number 1-11234
                  ENRON LIQUIDS PIPELINE, L.P.
     (Exact name of registrant as specified in its charter)


           Delaware                          76-0373562
(State or other jurisdiction of     (I.R.S. Employer Identification
incorporation or organization)                Number)


        Enron Building
      1400 Smith Street
        Houston, Texas                         77002
(Address of principal executive              (Zip Code)
           offices)


                       (713) 853-6161
    (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

                             1 of 14

                  ENRON LIQUIDS PIPELINE, L.P.

                        TABLE OF CONTENTS



                                                         Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

        Consolidated Income Statement - Three
         Months Ended March 31, 1996 and 1995                3
        Consolidated Balance Sheet - March 31, 1996
         and December 31, 1995                               4
        Consolidated Statement of Cash Flows - Three
         Months Ended March 31, 1996 and 1995                5
        Consolidated Statement of Partners' Capital          6
        Notes to Consolidated Financial Statements           7

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations   10


PART II. OTHER INFORMATION

   ITEM 1.  Legal Proceedings                               13

   ITEM 5. Other Information                                13

   ITEM 6. Exhibits and Reports on Form 8-K                 13

                PART I. FINANCIAL INFORMATION
                ITEM 1. FINANCIAL STATEMENTS
        ENRON LIQUIDS PIPELINE, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF INCOME
           (In Thousands Except Per Unit Amounts)
                         (Unaudited)

                                           Three Months Ended
                                               March 31,
                                           1996         1995
Revenues
 Trade                                   $16,749      $14,278
 Related party                             1,682        1,430
                                          18,431       15,708
Costs and Expenses
 Cost of products sold                     1,495          981
 Operations and maintenance
  Related party                            1,718          226
  Other                                    3,197        1,987
 Fuel and power                            1,273        1,151
 Depreciation                              2,411        2,376
 General and administrative
  Related party                            1,476        1,371
  Other                                      811          791
 Taxes other than income taxes               926          979
                                          13,307        9,862
Operating Income                           5,124        5,846

Other Income (Expense)
 Equity in earnings of partnerships          887        1,406
 Interest expense                         (3,192)      (3,069)
 Other                                       197          186
Minority Interest                            (29)         (41)

Income Before Income Taxes                 2,987        4,328

Income Tax Expense                           177          332

Net Income                               $ 2,810      $ 3,996

Net Income per Unit                      $  0.42      $  0.60

Number of Units used in Computation        6,510        6,510

The accompanying notes are an integral part of these consolidated financial statements.

         PART I. FINANCIAL INFORMATION - (Continued)
         ITEM 1. FINANCIAL STATEMENTS - (Continued)
        ENRON LIQUIDS PIPELINE, L.P. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
                       (In Thousands)

                                            March 31,    December 31,
                                              1996          1995
                                           (Unaudited)
ASSETS
Current Assets
 Cash and cash equivalents                  $ 14,419      $ 14,202
 Accounts receivable
  Trade                                        6,822         7,913
  Related parties                                861         2,183
 Inventories
  Products                                       417           832
  Materials and supplies                       1,881         2,075
                                              24,400        27,205

Property, Plant and Equipment, at cost       265,747       263,838
 Less accumulated depreciation                29,295        26,984
                                             236,452       236,854

Investments in Partnerships                   33,668        32,613

Deferred Charges and Other Assets              6,862         6,992
TOTAL ASSETS                                $301,382      $303,664

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
 Accounts payable
  Trade                                     $  3,767      $  5,272
  Related parties                              1,820         2,664
 Current portion of long-term debt             1,700         1,700
 Accrued liabilities                           4,649         2,808
 Accrued taxes                                 2,088         2,155
 Distribution payable                          4,210         4,210
                                              18,234        18,809

Long-Term Liabilities and Deferred Credits
 Long-term debt                              156,513       156,938
 Other                                         2,354         2,264
                                             158,867       159,202

Minority Interest                              2,523         2,537
Partners' Capital
 Common units                                103,933       105,100
 General Partner
   Limited Partner Interest                   16,610        16,787
   General Partner Interest                    1,215         1,229
                                             121,758       123,116
TOTAL LIABILITIES AND PARTNERS' CAPITAL     $301,382      $303,664

The accompanying notes are an integral part of these consolidated financial statements.

         PART I. FINANCIAL INFORMATION - (Continued)
         ITEM 1. FINANCIAL STATEMENTS - (Continued)
        ENRON LIQUIDS PIPELINE, L.P. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CASH FLOWS
                       (In Thousands)
                         (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                   1996         1995
Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
 Net income                                      $ 2,810      $ 3,996
 Depreciation                                      2,411        2,376
 Equity in earnings of partnerships                 (887)      (1,406)
 Distributions from investments in partnerships    1,737        1,979
 Changes in components of working capital
  Accounts receivable                              2,413        1,353
  Inventories                                        609          323
  Accounts payable                                (2,349)      (2,105)
  Accrued liabilities                              1,841        4,090
  Accrued taxes                                      (67)        (521)
 Other, net                                          150         (826)
Net Cash Provided by Operating Activities          8,668        9,259

Cash Flows From Investing Activities
 Additions to property, plant and equipment       (1,910)        (620)
 Contributions to partnership investment          (1,906)         (40)
Net Cash Used in Investing Activities             (3,816)        (660)

Cash Flows From Financing Activities
 Decrease in long-term debt                         (425)         (21)
 Decrease in short-term debt                           -         (150)
 Distributions to partners
  Common units                                    (3,559)      (3,559)
  General partner                                   (609)        (609)
  Minority interest                                  (42)         (42)
Net Cash Used In Financing Activities             (4,635)      (4,381)

Increase in Cash and Cash Equivalents                217        4,218
Cash and Cash Equivalents, Beginning of Period    14,202       11,014
Cash and Cash Equivalents, End of Period         $14,419      $15,232

The accompanying notes are an integral part of these consolidated financial statements.

         PART I. FINANCIAL INFORMATION -(Continued)
         ITEM 1. FINANCIAL STATEMENTS - (Continued)
        ENRON LIQUIDS PIPELINE, L.P. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                       (In Thousands)
                         (Unaudited)

                                                     General Partner
                                                    Limited    General     Total
                                          Common    Partner    Partner    Partners'
                                           Units    Interest   Interest   Capital

Partners' Capital at December 31, 1995   $105,100   $16,787    $ 1,229    $123,116

Net Income                                  2,392       365         53       2,810

Distributions                              (3,559)     (542)       (67)     (4,168)


Partners' Capital at March 31, 1996      $103,933   $16,610    $ 1,215    $121,758

The accompanying notes are an integral part of these consolidated financial statements.

        ENRON LIQUIDS PIPELINE, L.P. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


1.  General

      The consolidated financial statements included herein have been prepared by Enron Liquids Pipeline, L.P. (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 ("Form 10-K").

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Certain reclassifications have been made to the consolidated financial statements for the prior year to conform with the current presentation.

2.  Litigation

      As previously reported in Note 5 to the financial statements included in the Form 10-K, on June 17, 1992, Enterprise Products Company and the other owners of the Mont Belvieu Fractionator (the "Plaintiffs") filed a lawsuit in a Texas state court against Tenneco, Tenneco Oil and Enron Natural Gas Liquids Corporation ("ENGL"). The Plaintiffs in the lawsuit allege, among other things, that Tenneco Oil breached the operating agreement among the owners of the Mont Belvieu Fractionator when it assigned its partnership interest in Mont Belvieu Associates to ENGL. The Plaintiffs are seeking damages in an unspecified amount.

      On February 9, 1993, the Plaintiffs amended their complaint in this lawsuit to name Enron Corp. ("Enron"),
Enron Liquids Pipeline Company (the "General Partner"), the Partnership and the Enron Liquids Pipeline Operating Limited Partnership ("ELPOLP") as additional defendants and to allege that Enron's purchase of the stock of ENGL in 1991 and the sale of the stock of ENGL to the Partnership in August 1992 constituted breaches of the Agreement among the owners of the Mont Belvieu Fractionator. The Court dismissed ENGL, Enron, the General Partner, the Partnership and ELPOLP (collectively, the "Enron Defendants") from the lawsuit. The Court of Appeals reversed the lower Court's dismissal of the Enron defendants. The Texas Supreme Court heard argument in the case in April 1996. A decision is expected later this year.

     Pursuant to the Omnibus Agreement, Enron will indemnify the Partnership, ELPOLP and ENGL for any losses and liabilities incurred in connection with this litigation. The Enron Defendants intend to continue to vigorously defend the lawsuit.

     On September 12, 1995, the State of Illinois filed suit against the General Partner for events related to a fire that occurred in September 1994 at the North System's above-ground natural gasoline storage sphere at Morris, Illinois. The suit seeks civil penalties in the stated amount of $50,000 each for three counts of air and water pollution, plus $10,000 per day for any continuing violation. The State also seeks an injunction against future similar events. If attempts at settlement are unsuccessful, the General Partner will vigorously defend itself and the Partnership against the charges. The Partnership believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position or results of operations.

3.  Income Taxes

      The Partnership is not a taxable entity for Federal income tax purposes. ENGL, however, is subject to Federal corporate income taxes. Accordingly, for financial reporting purposes, no recognition has been given to income taxes related to the operations of the Partnership other than those recorded by ENGL.

4.  Distributions

      On March 21, 1996, the Partnership declared a cash distribution for the quarterly period ended March 31, 1996, of $0.63 per unit. The distribution will be paid on May 15, 1996, to unitholders of record as of April 30, 1996.

5.  Investment in Mont Belvieu Associates

       Summarized  income  statement  information  for   the
Partnership's investment in Mont Belvieu Associates, of which it holds a 50% interest, is presented below (in thousands):

                         Three Months Ended
                              March 31,
                           1996      1995
     Income Statement
       Revenues          $ 5,557   $ 6,528
       Expenses          $ 3,661   $ 3,802
       Net Income        $ 1,896   $ 2,726

6.  Property, Plant and Equipment

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires, among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership's adoption of SFAS No. 121 in the first quarter of 1996 had no material impact on its financial position or results of operations.

7.  Subsequent Event - Chevron Contract Buyout

      In late April 1996, the Partnership was notified by Chevron, USA ("Chevron") that it intends to exercise its right to terminate the gas processing agreement at the Partnership's Painter gas processing facility effective as of August 1, 1996. Under a contract that was to extend through December 1998, Chevron currently provides all gas
that   is   processed  at  the  Painter   facility.  The gas
processing agreement with Chevron provides for early termination by Chevron subject to a one time termination
payment  based  upon  an  agreed   contractual  schedule.
Under this schedule, the buyout payment, due on August 1, 1996, will be approximately $2.8 million. Excluding the buyout payment, early termination of the Chevron gas processing agreement will result in an estimated loss of revenues of $1.7 million in the last five months of 1996 and $3.9 million in both 1997 and 1988. Following termination of this agreement, gas processing operations at the Painter facility will cease, however, the fractionation, terminaling and storage operations conducted at the Painter facility will continue. The fractionation agreement with Chevron, which extends through April 1997, remains in effect. Although the Partnership can give no assurances, it believes that distributions to unitholders will continue at the current level for the foreseeable future despite the cessation of gas processing
operations at the   Painter   facility.   The  Partnership is
currently evaluating its strategic alternatives for the commercial application of the gas processing unit including the possible sale or relocation of the assets.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ENRON LIQUIDS PIPELINE, L.P. AND SUBSIDIARIES


Results of Operations

First Quarter 1996 Compared With First Quarter 1995

     Net income of the Partnership decreased to $2.8 million (30%) in 1996 from $4.0 million in 1995. The decrease primarily reflects lower earnings on the North System, the Cora Terminal and the Mont Belvieu Fractionator, offset by higher earnings on the Central Basin Pipeline.

      Revenues of the Partnership increased $2.7 million (17%) in the first quarter of 1996 compared to the same period in 1995. The increase in revenues was due primarily to a 51% increase in transport volumes on the Central Basin Pipeline combined with revenues earned at the Bushton Facility in connection with the Mobil Natural Gas, Inc. processing agreement ("Mobil Agreement") assigned to the Partnership as of October 1, 1995. These increases were partially offset by lower revenues at the Cora Terminal due to downtime caused by severe winter weather. Due to increased propane deliveries, the North System's volumes increased 16% in the first quarter of 1996 despite the July 1995 closing of a synthetic natural gas facility owned by a customer of a North System shipper. Such propane volumes, however, resulted in a lower average tariff than shipments to the synthetic natural gas facility. The North System's revenues, net of tariffs to third party pipelines, increased slightly in the first quarter of 1996 compared to the same quarter last year.

      Operating statistics for the first quarter are as follows:

                                           First Quarter
                                           1996      1995

     North System
          Delivery Volumes (MMBbl)          9.4       8.1
          Average Tariff ($/Bbl)          $0.86     $0.96

     Cypress Pipeline
          Delivery Volumes (MMBbl)          2.8       2.6
          Average Tariff ($/Bbl)          $0.49     $0.49

     Central Basin Pipeline
          Delivery Volumes (MMcf/d)         146        97
          Average Tariff ($/Mcf)          $0.16     $0.15

     Cora Terminal
          Transport Volumes (MM Tons)       1.3       1.5
          Average Revenues ($/Ton)        $1.46     $1.32

     Painter Gas Processing Plant
          Processing Volumes (MMcf/d)        34        34
          Average Revenues ($/Mcf)        $0.34     $0.34
          Fractionator Volumes (MBbls/d)    5.3       4.2
          Average Revenues ($/Bbl)        $0.94     $1.06

     Bushton Facility Sublease
          Production Volumes (MMBbls)       0.5         -
          Average Revenues ($/Bbl)        $2.68         -

      Cost of products sold increased significantly on the Central Basin Pipeline primarily as a result of a product selling arrangement which allows for increased throughput. Central Basin does not assume commodity risk in this arrangement and gross margin on the product sale is nominal.

      Operations and maintenance expense increased  to  $4.9
million  in  the  first  quarter of 1996  compared  to  $2.2 million in the same period in 1995. This increase is primarily due to expenses incurred in connection with the Mobil Agreement as well as a new storage agreement on the North System that went into effect on January 1, 1996. The new storage agreement increases the North System's storage capacity in the Bushton area from 1.5 MMBbls to 5.0 MMBbls. The increase in expense is expected to be offset by future storage sublease and long-haul transportation revenues. As of May 1996, a majority of this incremental storage capacity had already been subleased. Also, the North System's operating expenses in the first quarter of 1995 were reduced by product gains which arise from the ongoing operation of the pipeline.

      Equity in earnings of partnerships decreased $0.5 million (37%) in the first quarter of 1996 compared to the same period in 1995 reflecting lower earnings at the Mont Belvieu Fractionator. This decrease was primarily due to lower volumes processed as a result of higher natural gas prices relative to natural gas liquids ("NGLs") prices which led customers to sell the gas rather than remove the NGLs.

      The Partnership has been notified by Chevron, USA ("Chevron") that it intends to exercise its right to terminate the gas processing agreement at the Partnership's Painter gas processing facility effective as of August 1, 1996. Although the Partnership can give no assurances, it believes that distributions to unitholders will continue at the current level for the foreseeable future despite the cessation of gas processing operations at the Painter facility (see Note 7 in the Notes to Consolidated Financial Statements).

Financial Condition

General

       The  Partnership's  primary  cash  requirements,   in
addition  to  normal operating expenses, are  debt  service,
sustaining   capital  expenditures,  discretionary   capital
expenditures, and quarterly distributions to  partners.   In
addition to utilizing cash generated from operations, the Partnership could meet its cash requirements through the utilization of credit facilities or by issuing additional
limited   partner   interests  in  the   Partnership.    The
Partnership has credit facilities with Enron which provide for up to $5.0 million in uncommitted credit. In addition, the Partnership has a $15.0 million committed line of credit with a bank of which $7.0 million was available at March 31, 1996. The Partnership also has the ability to borrow up to
an   additional  $25.0  million  in  accordance   with   the
provisions of the First Mortgage Notes. Additionally, Enron Transportation Services, L.P. ("ETS") has established a $2.0 million revolving line of credit with a bank which could be used to meet its cash requirements. Pursuant to the Omnibus Agreement between the Partnership and the General Partner, Enron has agreed that, if necessary, it will contribute up to  $25.4 million  to the Partnership through  September 30,
1997  in  exchange  for additional   partnership   interests
to support the Partnership's ability to distribute the Minimum Quarterly Distribution, as defined in the Partnership Agreement.

Cash Provided by Operating Activities

      Cash flow from operations totaled $8.7 million during the first quarter of 1996 compared to $9.3 million in the same period in 1995. The decrease is primarily due to lower operating cash flow provided by the North System as a result of reduced operating earnings combined with higher working capital requirements, partially offset by higher operating earnings on the Central Basin Pipeline.

Cash Used in Investing Activities

      Cash used in investing activities totaled $3.8 million during the first quarter of 1996 compared to $0.7 million during the first quarter of 1995. Additions to property, plant and equipment totaled $1.9 million in the first quarter of 1996 compared to $0.6 million during the same period in 1995. The higher additions to property, plant and equipment primarily reflect construction costs of a propane terminal on the North System located in Tampico, Illinois. Contributions to Partnership investment for 1996 reflect the Partnership's partial funding of its $6.5 million share of an expansion project in progress at the Mont Belvieu Fractionator. Mont Belvieu Associates is currently negotiating a loan agreement to fund such expansion which will fulfill the Partnership's future funding obligations, including return of partial fundings to date.

Cash Used in Financing Activities

      Cash used in financing activities totaled $4.6 million during the first quarter of 1996 as compared to $4.4 million during the same period in 1995. Both periods primarily reflect cash distributions paid to unitholders.

Information Regarding Forward Looking Statements

      This filing includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Although the Partnership believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Price trends and overall demand for NGLs, CO2 and coal in the United States and the condition of the capital markets and equity markets could cause actual results to differ from those in the forward looking statements herein.

                   PART II. OTHER INFORMATION

          ENRON LIQUIDS PIPELINE, L.P. AND SUBSIDIARIES


ITEM 1.  Legal Proceedings

     See Part I, Item 1, Note 2 to Consolidated Financial
     Statements entitled "Litigation" which is incorporated herein by reference.

ITEM 5.  Other Information

     None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     None filed during the quarter ended March 31, 1996.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              ENRON LIQUIDS PIPELINE, L.P.
                               (A Delaware Limited Partnership)

                              By:  Enron Liquids Pipeline Company,
                                   as General Partner

Date:  May 13, 1996           By:  /s/ E. G. Parks
                                   E. G. Parks
                                   Senior Vice President and
                                   Controller
                                   (Principal Accounting Officer)