Form 10-Q
period 1996-06-30
ENRON LIQUIDS PIPELINE L P
filed 1996-08-08
CIK 888228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996



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

                  ENRON LIQUIDS PIPELINE, L.P.

                        TABLE OF CONTENTS



                                                          Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

        Consolidated Income Statement - Three Months
         and Six Months Ended June 30, 1996 and 1995         3
        Consolidated Balance Sheet - June 30, 1996
         and December 31, 1995                               4
        Consolidated Statement of Cash Flows - Six
         Months Ended June 30, 1996 and 1995                 5
        Consolidated Statement of Partners' Capital          6
        Notes to Consolidated Financial Statements           7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  10


   PART II. OTHER INFORMATION

   ITEM 1.  Legal Proceeding                                15

   ITEM 5. Other Information                                15

   ITEM 6. Exhibits and Reports on Form 8-K                 15

                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS
               ENRON LIQUIDS PIPELINE, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                  (In Thousands, Except Per Unit Amounts)
                                (Unaudited)


                                 Three Months Ended   Six Months Ended
                                      June 30,            June 30,
                                   1996      1995      1996      1995

Revenues
  Trade                          $13,952   $10,568   $30,701   $24,846
  Related party                      716     1,754     2,398     3,184
                                  14,668    12,322    33,099    28,030

Costs and Expenses
  Cost of products sold            1,771       345     3,266     1,326
  Operations and maintenance
     Related party                 1,477       296     3,195       522
     Other                         2,464     2,587     5,661     4,574
  Fuel and power                     923       828     2,196     1,979
  Depreciation and amortization    2,443     2,427     4,854     4,803
  General and administrative
     Related party                 1,447     1,374     2,923     2,745
     Other                           637       872     1,448     1,663
  Taxes other than income taxes      646       741     1,572     1,720
                                  11,808     9,470    25,115    19,332

Operating Income                   2,860     2,852     7,984     8,698

Other Income (Expense)
  Equity in earnings of
   partnerships                    1,539     1,272     2,426     2,678
  Interest expense                (3,136)   (3,125)   (6,328)   (6,194)
  Other                              417       954       614     1,140
Minority Interest                    (13)      (16)      (42)      (57)

Income Before Income Taxes         1,667     1,937     4,654     6,265

Income Tax Expense                   314       322       491       654

Net Income                       $ 1,353   $ 1,615   $ 4,163   $ 5,611

Net Income Per Unit              $  0.20   $  0.24   $  0.63   $  0.85

Number of Units Used in
 Computation                       6,510     6,510     6,510     6,510

The accompanying notes are an integral part of these consolidated financial statements.

                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS
               ENRON LIQUIDS PIPELINE, L.P. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                              (In Thousands)
                                (Unaudited)

                                          June 30,     December 31,
                                            1996           1995
ASSETS

Current Assets
  Cash and cash equivalents               $ 15,967       $ 14,202
  Accounts receivable
     Trade                                   5,693          7,913
     Related parties                         1,544          2,183
  Inventories
     Products                                  672            832
     Materials and supplies                  1,962          2,075
                                            25,838         27,205

Property, Plant and Equipment, at cost     267,639        263,838
  Less accumulated depreciation             31,619         26,984
                                           236,020        236,854

Investments in Partnerships                 33,734         32,613

Deferred Charges and Other Assets            7,039          6,992
TOTAL ASSETS                              $302,631       $303,664

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
  Accounts payable
     Trade                                $  4,824       $  5,272
     Related parties                         3,012          2,664
  Current portion of long-term debt          1,700          1,700
  Accrued liabilities                        6,817          2,808
  Accrued taxes                              1,776          2,155
  Distribution payable                       4,210          4,210
                                            22,339         18,809

Long-Term Liabilities and Deferred Credits
  Long-term debt                           156,082        156,938
  Other                                      2,773          2,264
                                           158,855        159,202

Minority Interest                            2,494          2,537

Partners' Capital
  Common units                             101,515        105,100
  General Partner
     Limited Partner Interest               16,242         16,787
     General Partner Interest                1,186          1,229
                                           118,943        123,116
TOTAL LIABILITIES AND PARTNERS' CAPITAL   $302,631       $303,664

The accompanying notes are an integral part of these consolidated financial statements.

                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS
               ENRON LIQUIDS PIPELINE, L.P. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                   1996           1995

Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
  Net income                                     $ 4,163        $ 5,611
  Depreciation                                     4,854          4,803
  Equity in earnings of partnerships              (2,426)        (2,678)
  Distributions from investments in
   partnerships                                    3,862          3,364
  Changes in components of working capital
     Accounts receivable                           2,859          1,061
     Inventories                                     273         (1,424)
     Accounts payable                               (100)         1,159
     Accrued liabilities                           4,009          1,092
     Accrued taxes                                  (379)          (579)
  Other, net                                         352           (347)
Net Cash Provided by Operating Activities         17,467         12,062

Cash Flows From Investing Activities
  Additions to property, plant and equipment      (3,867)        (2,854)
  Contributions to partnership investment         (2,559)          (108)
Net Cash Used in Investing Activities             (6,426)        (2,962)

Cash Flows From Financing Activities
  Decrease in long-term debt                        (856)          (864)
  Issuance of long-term debt                           -          4,000
  Decrease in short-term debt                          -           (400)
  Distributions to partners
     Common units                                 (7,118)        (7,118)
     General partner                              (1,218)        (1,218)
     Minority interest                               (84)           (84)
Net Cash Used in Financing Activities             (9,276)        (5,684)

Increase in Cash and Cash Equivalents              1,765          3,416
Cash and Cash Equivalents, Beginning of Period    14,202         11,014
Cash and Cash Equivalents, End of Period         $15,967        $14,430

The accompanying notes are an integral part of these consolidated financial statements.

                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS
               ENRON LIQUIDS PIPELINE, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                              (In Thousands)
                                (Unaudited)

                                                     General Partner
                                                    Limited    General     Total
                                          Common    Partner    Partner    Partners'
                                           Units    Interest   Interest    Capital

Partners' Capital at December 31, 1995   $105,100   $16,787     $1,229    $123,116

Net Income                                  3,533       539         91       4,163

Distributions                              (7,118)   (1,084)      (134)     (8,336)

Partners' Capital at June 30, 1996       $101,515   $16,242     $1,186    $118,943

The accompanying notes are an integral part of these consolidated financial statements.

                ITEM 1.  FINANCIAL STATEMENTS
        ENRON LIQUIDS PIPELINE, L.P. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  General

     The consolidated financial statements included herein have been prepared by Enron Liquids Pipeline, L.P. (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Partnership believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 ("Form 10-K").

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

2.  Litigation

     As previously reported in Note 5 to the financial statements included in the Form 10-K, on June 17, 1992, Enterprise Products Company and the other owners of the Mont Belvieu Fractionator (the "Plaintiffs") filed a lawsuit in a Texas state court against Tenneco, Tenneco Oil and Enron Natural Gas Liquids Corporation ("ENGL"). The Plaintiffs in the lawsuit alleged, among other things, that Tenneco Oil breached the operating agreement among the owners of the Mont Belvieu Fractionator when it assigned its partnership interest in Mont Belvieu Associates to ENGL. The Plaintiffs sought damages in an unspecified amount.

     On February 9, 1993, the Plaintiffs amended their complaint in this lawsuit to name Enron Corp. ("Enron"), Enron Liquids Pipeline Company (the "General Partner"), the Partnership and the Enron Liquids Pipeline Operating Limited Partnership ("ELPOLP") as additional defendants and to allege that Enron's purchase of the stock of ENGL in 1991 and the sale of the stock of ENGL to the Partnership in August 1992 constituted breaches of the Agreement among the owners of the Mont Belvieu Fractionator. The Court dismissed ENGL, Enron, the General Partner, the Partnership and ELPOLP (collectively, the "Enron Defendants") from the lawsuit. The
Court of Appeals reversed the lower Court's dismissal of the Enron defendants. The Texas Supreme Court heard argument in the case in April 1996. On July 8, 1996 the Texas Supreme Court reversed the decision of the Court of Appeals and rendered judgment in favor of the Enron Defendants. The Plaintiffs have filed a Motion for Rehearing.

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

4.  Distributions

     On June 20, 1996, the Partnership declared a cash distribution for the quarterly period ended June 30, 1996, of $0.63 per unit. The distribution will be paid on August
14, 1996, to unitholders of record as of July 31, 1996.

5.  Investment in Mont Belvieu Associates

     Summarized income statement information for the Partnership's investment in Mont Belvieu Associates, of which it holds a 50% interest, is presented below (in thousands):

                         Three Months Ended     Six Months Ended
                              June 30,               June 30,
                           1996       1995        1996       1995
     Income Statement
       Revenues         $  6,819    $ 6,196     $12,376    $12,724
       Expenses         $  3,988    $ 3,645     $ 7,649    $ 7,447
       Net Income       $  2,831    $ 2,551     $ 4,727    $ 5,277

6.  Chevron Contract Buyout

     In late April 1996, the Partnership was notified by Chevron, USA ("Chevron") that it was exercising its right to terminate the gas processing agreement at the Partnership's Painter gas processing facility effective as of August 1, 1996. Under a contract that was to extend through December 1998, Chevron provided all gas that was processed at the Painter facility. The gas processing agreement with Chevron provided for early termination by Chevron subject to a one time termination payment based upon an agreed contractual schedule. Under this schedule, the buyout payment, which was due on August 1, 1996, is approximately $2.86 million. Following an event of force majeure at the gas processing facility, which idled the facility in June, Chevron asserted that its termination election was revocable prior to actual delivery of the termination payment, and that the force majeure event extends the termination date until the plant resumes operations and reduces the termination payment. Chevron offered to pay a reduced termination payment of approximately $2.45 million to extinguish any further obligation it may have. The Partnership believes that under the terms of the contract Chevron's obligation to pay the termination payment of $2.86 million on August 1, 1996 was not affected by the force majeure event, and intends to pursue its remedies under the contract. Excluding the buyout payment, early termination of the Chevron gas processing agreement will result in an estimated loss of revenues of $1.7 million in the last five months of 1996 and $3.9 million in both 1997 and 1998.

     As mentioned above, on June 14, 1996, a force majeure event occurred at the Painter nitrogen rejection unit (NRU) and processing facilities that required shut-down of the gas processing facilities for a period extending beyond the termination date of the Chevron gas processing contract. Accordingly, the Partnership made the decision not to repair the NRU and processing facilities unless and until commercial operation of the plant is restored. The fractionation, terminaling and storage operations conducted at the Painter facility are continuing. The fractionation agreement with Chevron, which extends through April 1997, remains in effect, and the Partnership has fractionation agreements with other third parties at the Painter facility. The Partnership is actively pursuing discussions with several third parties regarding a possible transaction involving an exchange or sale of the Painter facilities, and continues to evaluate its strategic alternatives for the commercial application of the Painter facilities.

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

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ENRON LIQUIDS PIPELINE, L.P. AND SUBSIDIARIES



Results of Operations

Second Quarter 1996 Compared With Second Quarter 1995

     Net income of the Partnership decreased 13% to $1.4 million in 1996 from $1.6 million in 1995. The decrease primarily reflects lower earnings on the North System and the Painter Plant, partially offset by higher earnings on the Central Basin Pipeline.

     Revenues of the Partnership increased $2.3 million (19%) in the second quarter of 1996 compared to the same period in 1995. The increase in revenues was due primarily to a 39% increase in transport volumes on the Central Basin Pipeline combined with revenues earned at the Bushton Facility in connection with the Mobil Natural Gas, Inc. processing agreement ("Mobil Agreement") assigned to the Partnership as of October 1, 1995, and an increase in normal butane transportation volumes and revenues on the North System. These increases were partially offset by lower overall revenues on the North System, net of tariff divisions to third party pipelines, reflecting the shutdown in July 1995 of a synthetic natural gas facility that was supplied by a major shipper and by lower revenues at the Painter Plant resulting from unscheduled downtime of the facility.

     Operating statistics for the second quarter are as follows:

                                          Second Quarter
                                          1996      1995

     North System
          Delivery Volumes (MMBbl)         6.4       6.9
          Average Tariff ($/Bbl)         $0.72     $0.79

     Cypress Pipeline
          Delivery Volumes (MMBbl)         2.8       2.1
          Average Tariff ($/Bbl)         $0.49     $0.49

     Central Basin Pipeline
          Delivery Volumes (MMcf/d)        152       109
          Average Tariff ($/Mcf)         $0.18     $0.15

     Cora Terminal
          Transport Volumes (MM Tons)      1.5       1.4
          Average Revenues ($/Ton)       $1.25     $1.40

     Painter Gas Processing Plant
          Processing Volumes (MMcf/d)       21        34
          Average Revenues ($/Mcf)       $0.34     $0.34
          Fractionator Volumes (MBbl/d)    4.5       2.9
          Average Revenues ($/Bbl)       $1.00     $1.11

     Cost of products sold increased significantly on the Central Basin Pipeline primarily as a result of a product selling arrangement which allows for increased throughput.
Central Basin does not assume commodity price risk in this arrangement and gross margin on product sales is nominal.

     Operations and maintenance expense increased to $3.9
million in the second quarter of 1996 compared to $2.9 million in the same period in 1995. This increase is primarily due to expenses incurred in connection with the Mobil Agreement.

     Equity in earnings of partnerships increased $0.3 million (21%) in the second quarter of 1996 compared to the same period in 1995 reflecting higher earnings from the Heartland Partnership as a result of increased pipeline throughput.

Results of Operations

Six Months Ended June 30, 1996 Compared With Six Months
Ended June 30, 1995

     Net income of the Partnership decreased 26% to $4.2 million in 1996 from $5.6 million in 1995. The decrease primarily reflects lower earnings on the North System, the Painter Plant and the Mont Belvieu Fractionator, partially offset by higher earnings on the Central Basin Pipeline.

     Revenues of the Partnership increased $5.1 million
(18%) in the first half of 1996 compared to the same period in 1995. The increase in revenues was due primarily to a 45% increase in transport volumes on the Central Basin
Pipeline combined with revenues earned at the Bushton
Facility in connection with the Mobil Agreement. Due to increased propane and normal butane deliveries, the North
System's volumes increased 5% in the first half of 1996 despite the July 1995 closing of a synthetic natural gas facility owned by a customer of a North System shipper.
Such propane volumes, however, resulted in a lower average tariff than shipments to the synthetic natural gas facility resulting in a decrease of $0.9 million (7%) in the North
System's revenues, net of tariff divisions to third party pipelines. Also, revenues decreased at the Painter Plant due to unscheduled downtime and at the Cora Terminal due to downtime caused by severe winter weather.

     Operating statistics for the first half of 1996 and 1995 are as follows:

                                        Six Months Ended
                                             June 30,
                                          1996      1995

     North System
          Delivery Volumes (MMBbl)        15.8      15.0
          Average Tariff ($/Bbl)         $0.80     $0.88

     Cypress Pipeline
          Delivery Volumes (MMBbl)         5.6       4.7
          Average Tariff ($/Bbl)         $0.49     $0.49

     Central Basin Pipeline
          Delivery Volumes (MMcf/d)        149       103
          Average Tariff ($/Mcf)         $0.17     $0.15

     Cora Terminal
          Transport Volumes (MM Tons)      2.8       2.9
          Average Revenues ($/Ton)       $1.33     $1.36

     Painter Gas Processing Plant
          Processing Volumes (MMcf/d)     27.6        34
          Average Revenues ($/Mcf)       $0.34     $0.34
          Fractionator Volumes (MBbl/d)    4.9       3.5
          Average Revenues ($/Bbl)       $0.97     $1.08

     Cost of products sold increased significantly on the Central Basin Pipeline primarily as a result of the product selling arrangement referred to previously.

     Operations and maintenance expense increased to $8.9 million in the first half of 1996 compared to $5.1 million in the same period in 1995. This increase is primarily due to expenses incurred in connection with the Mobil Agreement as well as a new storage agreement with a Partnership affiliate on the North System that went into effect on January 1, 1996. The new storage agreement increases the North System's storage capacity in the Bushton area from 1.5 MMBbl to 5.0 MMBbl.

     Equity in earnings of partnerships decreased $0.3 million (9%) in the first half of 1996 compared to the same period in 1995 reflecting lower earnings at the Mont Belvieu Fractionator. This decrease was primarily due to lower volumes processed as a result of higher natural gas prices relative to natural gas liquids ("NGLs") prices which led customers to sell natural gas rather than remove the NGLs. This decrease was partially offset by higher earnings from the Heartland Partnership as a result of increased pipeline throughput.

     The Partnership was notified by Chevron that it was exercising its right to terminate the gas processing agreement at the Partnership's Painter gas processing facility effective as of August 1, 1996. Although the Partnership can give no assurances, it believes that distributions to unitholders will continue at the current level for the foreseeable future despite the cessation of gas processing operations at the Painter facility (see Note
6 in the Notes to Consolidated Financial Statements).

Financial Condition

General

     The Partnership's primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, discretionary capital expenditures, and quarterly distributions to partners. In addition to utilizing cash generated from operations, the Partnership could meet its cash requirements through the utilization of credit facilities or by issuing additional limited partner interests in the Partnership. The Partnership has credit facilities with Enron which provide for up to $5.0 million in uncommitted credit. In addition, the Partnership has a $15.0 million committed line of credit with a bank of which $7.0 million was available at June 30, 1996. The Partnership also has the ability to borrow up to an additional $25.0 million in accordance with the provisions of the First Mortgage Notes. Additionally, Enron Transportation Services, L.P. ("ETS"), one of the operating limited partnerships of the Partnership, has established a $2.0 million revolving line of credit with a bank which could be used to meet its cash requirements. Pursuant to the Omnibus Agreement between the Partnership and the General Partner, Enron has agreed that, if necessary, it will contribute up to $25.4 million to the Partnership through September 30, 1997 in exchange for additional partnership interests to support the Partnership's ability to distribute the Minimum Quarterly Distribution, as defined in the Partnership Agreement.

Cash Provided by Operating Activities

     Cash flow from operations totaled $17.5 million during the first half of 1996 compared to $12.1 million in the same period in 1995. The increase is primarily due to timing of scheduled interest payments on long-term debt.

Cash Used in Investing Activities

     Cash used in investing activities totaled $6.4 million during the first half of 1996 compared to $3.0 million during the first half of 1995. Additions to property, plant and equipment totaled $3.9 million in the first half of 1996 compared to $2.9 million during the same period in 1995.
The higher additions to property, plant and equipment primarily reflect construction costs of a propane terminal on the North System located in Tampico, Illinois. Contributions to Partnership investment for 1996 reflect the Partnership's partial funding of its $6.5 million share of an expansion project in progress at the Mont Belvieu Fractionator. In July, 1996, Mont Belvieu Associates negotiated a loan agreement to fund such expansion which fulfilled the Partnership's funding obligations and allowed the return of fundings to date.

Cash Used in Financing Activities

     Cash used in financing activities totaled $9.3 million during the first half of 1996 as compared to $5.7 million during the same period in 1995. Both periods primarily reflect cash distributions paid to unitholders, and additionally in 1995, reflects the issuance of $4.0 million of long-term debt.

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

   See Part I, Item 1, Note 2 to Consolidated Financial
   Statements entitled "Litigation" which is incorporated herein by reference.

ITEM 5.  Other Information

     None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     None filed during the quarter ended June 30, 1996.

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




                              ENRON LIQUIDS PIPELINE, L.P.
                              (A Delaware Limited Partnership)

                              By:  Enron Liquids Pipeline Company,
                                   as General Partner

Date:  August 8, 1996         By:  /s/ E.G. Parks
                                       E.G. Parks
                                       Senior Vice President and
                                        Controller