Form 10-Q
period 1996-09-30
ENRON LIQUIDS PIPELINE L P
filed 1996-11-12
CIK 888228

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996



                 Commission File Number 1-11234
                  ENRON LIQUIDS PIPELINE, L.P.
     (Exact name of registrant as specified in its charter)


           Delaware                         76-0380342
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)               Number)


        Enron Building
      1400 Smith Street
        Houston, Texas                        77002
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

                  ENRON LIQUIDS PIPELINE, L.P.

                        TABLE OF CONTENTS



                                                           Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

        Consolidated Income Statement - Three Months
         and Nine Months Ended September 30, 1996 and 1995 3 Consolidated Balance Sheet - September 30, 1996
         and December 31, 1995                                4
        Consolidated Statement of Cash Flows - Nine
         Months Ended September 30, 1996 and 1995             5
        Consolidated Statement of Partners' Capital           6
        Notes to Consolidated Financial Statements            7

   ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations    11


PART II. OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                16

   ITEM 6. Exhibits and Reports on Form 8-K                  16

                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS
               ENRON LIQUIDS PIPELINE, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                  (In Thousands, Except Per Unit Amounts)
                                (Unaudited)


                                     Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                       1996      1995      1996      1995

Revenues
  Trade                              $13,374   $14,285   $44,075   $39,131
  Related party                        1,048       930     3,446     4,114
                                      14,422    15,215    47,521    43,245

Costs and Expenses
  Cost of products sold                  915     2,956     4,181     4,282
  Operations and maintenance
     Related party                     1,650       683     4,845     1,205
     Other                             3,172     2,567     8,833     7,141
  Fuel and power                         938       907     3,134     2,886
  Depreciation and amortization        2,490     2,342     7,344     7,145
  General and administrative
     Related party                     1,453     1,373     4,376     4,118
     Other                               979       772     2,427     2,435
  Taxes other than income taxes          877       785     2,449     2,505
                                      12,474    12,385    37,589    31,717

Operating Income                       1,948     2,830     9,932    11,528

Other Income (Expense)
  Equity in earnings of partnerships   1,358     1,371     3,784     4,049
  Interest expense                    (3,076)   (3,122)   (9,404)   (9,316)
  Other                                2,496       223     3,110     1,363
Minority Interest                        (24)      (10)      (66)      (67)

Income Before Income Taxes             2,702     1,292     7,356     7,557

Income Tax Expense                       356       314       847       968

Net Income                           $ 2,346   $   978   $ 6,509   $ 6,589

Net Income Per Unit                  $  0.35   $  0.14   $  0.98   $  0.99

Number of Units Used in Computation    6,510     6,510     6,510     6,510

The accompanying notes are an integral part of these consolidated financial statements.

                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS
               ENRON LIQUIDS PIPELINE, L.P. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                              (In Thousands)
                                (Unaudited)

                                          September 30,   December 31,
                                               1996           1995
ASSETS

Current Assets
  Cash and cash equivalents                  $ 12,847       $ 14,202
  Accounts receivable
     Trade                                      5,145          7,913
     Related parties                            2,322          2,183
  Inventories
     Products                                     597            832
     Materials and supplies                     1,744          2,075
                                               22,655         27,205

Property, Plant and Equipment, at cost        271,770        263,838
  Less accumulated depreciation                33,820         26,984
                                              237,950        236,854

Investments in Partnerships                    31,674         32,613

Deferred Charges and Other Assets               6,539          6,992
TOTAL ASSETS                                 $298,818       $303,664

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
  Accounts payable
     Trade                                   $  3,085       $  5,272
     Related parties                            6,464          2,664
  Current portion of long-term debt             1,700          1,700
  Accrued liabilities                           2,861          2,808
  Accrued taxes                                 2,072          2,155
  Distribution payable                          4,210          4,210
                                               20,392         18,809

Long-Term Liabilities and Deferred Credits
  Long-term debt                              155,642        156,938
  Other                                         3,187          2,264
                                              158,829        159,202

Commitments and Contingencies (Notes 1 and 2)

Minority Interest                               2,476          2,537

Partners' Capital
  Common units                                 99,950        105,100
  General Partner
     Limited Partner Interest                  16,004         16,787
     General Partner Interest                   1,167          1,229
                                              117,121        123,116
TOTAL LIABILITIES AND PARTNERS' CAPITAL      $298,818       $303,664

The accompanying notes are an integral part of these consolidated financial statements.

                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS
               ENRON LIQUIDS PIPELINE, L.P. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                     1996           1995

Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
  Net income                                       $  6,509       $  6,589
  Depreciation                                        7,344          7,145
  Equity in earnings of partnerships                 (3,784)        (4,049)
  Distributions from investments in partnerships      5,206          4,626
  Changes in components of working capital
     Accounts receivable                              2,629            480
     Inventories                                        566           (769)
     Accounts payable                                 1,613         (1,427)
     Accrued liabilities                                 53          3,657
     Accrued taxes                                      (83)          (458)
  Other, net                                          1,024           (120)
Net Cash Provided by Operating Activities            21,077         15,674

Cash Flows From Investing Activities
  Additions to property, plant and equipment         (8,022)        (4,419)
  Contributions to partnership investment              (484)          (431)
Net Cash Used in Investing Activities                (8,506)        (4,850)

Cash Flows From Financing Activities
  Decrease in short-term debt                             -           (650)
  Issuance of long-term debt                              -          4,000
  Decrease in long-term debt                         (1,296)          (870)
  Distributions to partners
     Common units                                   (10,677)       (10,677)
     General partner                                 (1,827)        (1,827)
     Minority interest                                 (126)          (126)
Net Cash Used in Financing Activities               (13,926)       (10,150)

Increase (Decrease) in Cash and Cash Equivalents     (1,355)           674
Cash and Cash Equivalents, Beginning of Period       14,202         11,014
Cash and Cash Equivalents, End of Period           $ 12,847       $ 11,688

Supplemental Disclosures of Cash Flow Information
  Cash Paid During the Year for
     Interest (net of capitalized interest)        $  7,090       $  6,596
     Income taxes                                       347            333


The accompanying notes are an integral part of these consolidated financial statements.

                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS
               ENRON LIQUIDS PIPELINE, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                              (In Thousands)
                                (Unaudited)

                                                     General Partner
                                                   Limited   General    Total
                                          Common   Partner   Partner  Partners'
                                          Units    Interest  Interest  Capital

Partners' Capital at December 31, 1995   $105,100   $16,787   $1,229   $123,116

Net Income                                  5,527       843      139      6,509

Distributions                             (10,677)   (1,626)    (201)   (12,504)

Partners' Capital at September 30, 1996  $ 99,950   $16,004   $1,167   $117,121

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

2.  Litigation

      As previously reported in Note 5 to the financial statements included in the Form 10-K, on June 17, 1992, Enterprise Products Company and the other owners of the Mont Belvieu Fractionator (the "Plaintiffs") filed a lawsuit in a Texas state court against Tenneco Inc., Tenneco Oil and Enron Natural Gas Liquids Corporation ("ENGL"), currently a subsidiary of the Partnership. The Plaintiffs in the lawsuit alleged, among other things, that Tenneco Oil breached the operating agreement among the owners of the Mont Belvieu Fractionator when it assigned its partnership interest in Mont Belvieu Associates to ENGL. The Plaintiffs sought damages in an unspecified amount.

      On February 9, 1993, the Plaintiffs amended their complaint in this lawsuit to name Enron Corp. ("Enron"), Enron Liquids Pipeline Company (the "General Partner"), the Partnership and the Enron Liquids Pipeline Operating Limited Partnership ("ELPOLP") as additional defendants and to allege that Enron's purchase of the stock of ENGL in 1991 and the sale of the stock of ENGL to the Partnership in August 1992 constituted breaches of the Agreement among the owners of the Mont Belvieu Fractionator. The Court dismissed ENGL, Enron,  the General  Partner, the Partnership
and ELPOLP (collectively, the "Enron Defendants") from the lawsuit. The Court of Appeals reversed the lower Court's dismissal of the Enron Defendants. The Texas Supreme Court heard argument in the case in April 1996. On July 8, 1996 the Texas Supreme Court reversed the decision of the Court of Appeals and rendered judgment in favor of the Enron Defendants.
The Plaintiffs' Motion   for  Rehearing  has  been  denied.
The  case  is concluded.

      As previously reported, on September 12, 1995, the State of Illinois filed suit against the General Partner for events related to a fire that occurred in September 1994 at the North System's above-ground natural gasoline storage sphere at Morris, Illinois. The suit seeks civil penalties in the stated amount of $50,000 each for three counts of air and water pollution, plus $10,000 per day for any continuing violation. The State also seeks an injunction against future similar events. On August 29, 1996 the Illinois Attorney General's office proposed a settlement in the form of a consent decree that would require the Partnership to implement several fire protection recommendations, pay a $100,000 civil penalty, and pay a $500 per day penalty if established deadlines for implementing the recommendations are not met. At present, settlement discussions are ongoing. If attempts at settlement are unsuccessful, the General Partner will vigorously defend itself and the Partnership against the charges. The Partnership believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position or results of operations.

3.  Income Taxes

      The Partnership is not a taxable entity for Federal income tax purposes. ENGL, however, is subject to Federal corporate income taxes. Accordingly, for financial reporting purposes, no recognition has been given to income taxes related to the operations of the Partnership other than those recorded by ENGL.

4.  Distributions

      On September 19, 1996, the Partnership declared a cash distribution for the quarterly period ended September 30, 1996, of $0.63 per unit. The distribution will be paid on November 14, 1996, to unitholders of record as of October 31, 1996.

5.  Investment in Mont Belvieu Associates

       Summarized  income  statement  information  for   the
Partnership's investment in Mont Belvieu Associates, of which it holds a 50% interest, is presented below (in thousands):

                       Three Months Ended  Nine Months Ended
                         September 30,       September 30,
                         1996      1995      1996      1995
     Income Statement
       Revenues         $7,291    $6,558   $19,667   $19,282
       Expenses          4,385     3,687    12,034    11,134
       Net Income       $2,906    $2,871   $ 7,633   $ 8,148

6.  Chevron Contract Buyout

      As previously reported, in late April 1996, the Partnership was notified by Chevron, USA ("Chevron") that it was exercising its right to terminate the gas processing agreement at the Partnership's Painter gas processing facility effective as of August 1, 1996. Under a contract that was to extend through December 1998, Chevron provided all gas that was processed at the Painter facility. The gas processing agreement with Chevron allowed for early termination by Chevron subject to an approximate $2.86 million one time termination payment based upon an agreed contractual schedule. Due to a force majeure event, which occurred on June 14, 1996, the Painter gas processing facilities were shut-down. As a result, Chevron disputed its obligation to pay the full scheduled early termination payment, and offered $2.45 million to settle its obligations under the contract. The Partnership accepted the settlement offer in September 1996. Excluding the buyout payment, early termination of the Chevron gas processing agreement will result in an estimated loss of revenues of $1.0 million in the last quarter of 1996 and $3.9 million in each of 1997 and 1998.

      The  Partnership  has decided not to  repair  the  gas
processing facilities unless and until such time as commercial operation of the plant can be restored. The fractionation, terminaling and storage operations conducted at the Painter facility are continuing. The fractionation agreement with Chevron, which extends through November 1997, remains in effect, and the Partnership has fractionation agreements with other third parties. The Partnership is actively pursuing discussions with several third parties regarding a possible transaction involving a lease, exchange or sale of the Painter facilities and continues to evaluate its strategic alternatives for the commercial application of the Painter facilities.

      Although the Partnership can give no assurances, it believes that distributions to unitholders will continue at the current level for the foreseeable future despite the cessation of gas processing operations at the Painter facility.

7.  Possible Sale of the Stock of General Partner

     Enron is considering the sale of certain of its natural gas liquids businesses including the stock of the General Partner to a third party. The Partnership Agreements do not restrict Enron's ability to make such a sale without the approval of the unitholders. Although a sale of the stock of the General Partner may result in certain increased costs to the Partnership, the Partnership does not believe a sale would have a material adverse effect on its financial position or results of operations.

8.  Possible Sale of an Interest in the Cypress Pipeline

      Since Enron is considering the sale of the General Partner, the investor shipper on the Cypress Pipeline has asserted that a "change of control" as defined in the shipper's contract with the Partnership will occur giving the shipper a right to purchase 100% of the Cypress Pipeline for a price calculated in accordance with a formula set forth in such contract. The shipper has until November 13, 1996 to exercise this right unless such date is extended by the Partnership. In addition, this shipper has the right exercisable in any year to purchase a 50% interest in the Cypress Pipeline at a price based on the same formula. The Partnership believes that it could reinvest the proceeds of any such sale in other operating assets.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ENRON LIQUIDS PIPELINE, L.P. AND SUBSIDIARIES


Results of Operations

Third Quarter 1996 Compared With Third Quarter 1995

     Net income of the Partnership increased to $2.3 million in 1996 from $1.0 million in 1995. The increase primarily reflects a $2.45 million buyout payment received from Chevron for early termination of a gas processing contract at the Painter Plant. Lower operating earnings at the Cora Terminal and the Painter Plant and a loss at the Bushton Facility in connection with the Mobil Natural Gas, Inc. processing agreement ("Mobil Agreement") were partially offset by higher earnings on the Central Basin Pipeline.

     Revenues of the Partnership decreased $0.8 million (6%) in the third quarter of 1996 compared to the same period in 1995. The decrease was due primarily to higher 1995 revenues relating to a temporary selling arrangement with a shipper on the North System in that year. Also, revenues at the Painter Plant were lower due to the loss of the Chevron gas processing contract and unscheduled downtime. These decreases were offset by increased revenues as a result of a 72% increase in transport volumes on the Central Basin Pipeline combined with revenues earned in connection with the Mobil Agreement. Throughput volumes on the North System increased 10% in the third quarter of 1996 compared to last year, however, such increased volumes earned a lower average tariff.

      Operating statistics for the third quarter are as follows:

                                            Third Quarter
                                            1996      1995
     North System
          Delivery Volumes (MMBbl)(1)        6.7       6.1
          Average Tariff ($/Bbl)           $0.74     $0.76
     Cypress Pipeline
          Delivery Volumes (MMBbl)           3.0       3.1
          Average Tariff ($/Bbl)           $0.47     $0.50
     Central Basin Pipeline
          Delivery Volumes (MMcf/d)(2)     191.2     110.8
          Average Tariff ($/Mcf)(3)        $0.16     $0.16
     Cora Terminal
          Transport Volumes (MM Tons)(4)     1.6       1.9
          Average Revenues ($/Ton)         $1.29     $1.19
     Painter Gas Processing Plant
          Processing Volumes (MMcf/d)          -      33.1
          Average Revenues ($/Mcf)           n/a     $0.34
          Fractionator Volumes (MBbl/d)(5)   4.0       4.0
          Average Revenues ($/Bbl)         $0.98     $1.10

(1)  Million barrels.
(2)  Million cubic feet per day.
(3)  Price per thousand cubic feet.
(4)  Million tons.
(5)  Thousand barrels per day.

      Cost of products sold decreased significantly because of higher 1995 product costs relating to a temporary selling arrangement on the North System in that year.

      Operations and maintenance expense increased  to  $4.8
million  in  the  third  quarter of 1996  compared  to  $3.3 million in the same period in 1995. This increase is primarily due to expenses incurred in connection with the Mobil Agreement as well as an unfavorable position on the North System's net product gains and losses.

      Other income increased to $2.5 million in the third quarter of 1996 primarily as a result of the cash buyout received from Chevron for early termination of a gas processing contract at the Painter Plant (see Note 6 in the Notes to Consolidated Financial Statements).

Results of Operations

Nine  Months  Ended  September 30, 1996 Compared  With  Nine
Months Ended September 30, 1995

      Net income of the Partnership decreased slightly to $6.5 million in 1996 from $6.6 million in 1995. The decrease primarily reflects lower operating earnings from the North System and the Painter Plant as well as lower equity earnings from the Mont Belvieu Fractionator, partially offset by higher earnings on the Central Basin Pipeline and other income at the Painter Plant resulting from the cash buyout payment received from Chevron as discussed above.

      Revenues of the Partnership increased $4.3 million (10%) in the nine months ended September 30, 1996 compared to the same period in 1995. The increase in revenues was due primarily to a 54% increase in transport volumes on the Central Basin Pipeline combined with revenues earned at the Bushton Facility in connection with the Mobil Agreement. Throughput volumes on the North System increased 7% in the first nine months of 1996, despite the July 1995 closing of a synthetic natural gas facility owned by a customer of a North System shipper, primarily due to increased propane deliveries. Such increased volumes, however, resulted in a lower average tariff than deliveries previously made to the synthetic natural gas facility, thus resulting in a decrease in the North System's transportation revenues, net of tariff divisions to third party pipelines. The North System's higher 1995 revenues also reflect a temporary selling arrangement with a shipper in that year. Revenues at the Painter Plant decreased due to the Chevron gas processing contract termination as well as unscheduled downtime.

       Operating  statistics  for  the  nine  months   ended
September 30, 1996 and 1995 are as follows:

                                         Nine Months Ended
                                           September 30,
                                           1996      1995

     North System
          Delivery Volumes (MMBbl)         22.5      21.1
          Average Tariff ($/Bbl)          $0.78     $0.85
     Cypress Pipeline
          Delivery Volumes (MMBbl)          8.6       7.8
          Average Tariff ($/Bbl)          $0.47     $0.51
     Central Basin Pipeline
          Delivery Volumes (MMcf/d)       163.1     105.6
          Average Tariff ($/Mcf)          $0.16     $0.15
     Cora Terminal
          Transport Volumes (MM Tons)       4.4       4.8
          Average Revenues ($/Ton)        $1.31     $1.29
     Painter Gas Processing Plant
          Processing Volumes (MMcf/d)      18.3      33.7
          Average Revenues ($/Mcf)        $0.34     $0.34
          Fractionator Volumes (MBbl/d)     4.6       3.7
          Average Revenues ($/Bbl)        $0.97     $1.09

      Operations and maintenance expense increased to $13.7 million in the nine months ended September 30, 1996 compared to $8.3 million in the same period in 1995. This increase is primarily due to expenses incurred in connection with the Mobil Agreement as well as a new storage agreement with a Partnership affiliate on the North System that went into effect on January 1, 1996. The new storage agreement increases the North System's storage capacity in the Bushton area from 1.5 MMBbl to 5.0 MMBbl.

      Equity in earnings of partnerships decreased $0.3 million (8%) in the nine months ended September 30, 1996 compared to the same period in 1995 reflecting lower earnings at the Mont Belvieu Fractionator. This decrease was primarily due to lower volumes processed as a result of higher natural gas prices relative to natural gas liquids ("NGLs") prices which led customers to sell natural gas rather than remove the NGLs. This decrease was partially offset by higher earnings from the Heartland Partnership as a result of increased pipeline throughput.

      Other income increased to $3.1 million in the nine months ended September 30, 1996 compared to $1.4 million in the same period in 1995. The increase is primarily due to the $2.5 million buyout payment received from Chevron in 1996 offset by a $0.5 million business interruption insurance settlement received in 1995 related to a previous year event on the North System.

     As previously discussed, Chevron exercised its right to terminate the gas processing agreement at the Partnership's Painter gas processing facility effective as of August 1, 1996. The Partnership is actively discussing strategic alternatives with several third parties regarding commercial application of the Painter facilities. Although the Partnership can give no assurances, it believes that distributions to unitholders will continue at the current level for the foreseeable future despite the cessation of gas processing operations at the Painter facility (see Note 6 of the Notes to Consolidated Financial Statements).

Financial Condition

General

       The Partnership's primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, discretionary capital expenditures, and quarterly distributions to partners. In addition to utilizing cash generated from operations, the Partnership could meet its cash requirements through the utilization of credit facilities or by issuing additional limited partner interests in the Partnership. The Partnership has credit facilities with Enron which provide for up to $5.0 million in uncommitted credit. In addition, the Partnership has a $15.0 million committed line of credit with a bank of which $7.0 million was available at September 30, 1996. The Partnership also has the ability to borrow up to an additional $25.0 million in accordance with the provisions of its First Mortgage Notes. Additionally, Enron Transportation Services, L.P. ("ETS"), one of the operating limited partnerships of the Partnership, has established a $2.0 million revolving line of credit with a bank which could be used to meet its cash requirements. Pursuant to the Omnibus Agreement between the Partnership and the General Partner, Enron has agreed that, if necessary, it will contribute up to $25.4 million to the Partnership through September 30, 1997 in exchange for additional partnership interests to support the Partnership's ability to distribute the Minimum Quarterly Distribution, as defined in the Partnership Agreement.

     The first annual $11.0 million prepayment on the $110.0 million First Mortgage Notes is due June 30, 1998. In anticipation of the prepayment, the note agreement with the noteholders requires cash reserves to be set aside beginning September 30, 1997. The Partnership expects to refinance the First Mortgage Notes in 1997 with terms that will effectively delay the prepayment and cash reserve requirements.

Cash Provided by Operating Activities

      Cash flow from operations totaled $21.1 million during the nine months ended September 30, 1996 compared to $15.7 million in the same period in 1995. The increase primarily reflects an increase in cash provided from working capital from the North System and the cash buyout payment received from Chevron.

Cash Used in Investing Activities

      Cash used in investing activities totaled 8.5 million during the nine months ended September 30, 1996 compared to $4.9 million during the same period of 1995. Additions to property, plant and equipment totaled $8.0 million in the nine months ended September 30, 1996 compared to $4.4 million during the same period in 1995. The increase primarily reflects additions on the North System relating to a new propane terminal in Tampico, Illinois and a propane storage expansion project at the Morris, Illinois terminal.

Cash Used in Financing Activities

     Cash used in financing activities totaled $13.9 million during the nine months ended September 30, 1996 as compared to $10.2 million during the same period in 1995. Both periods primarily reflect cash distributions paid to unitholders; additionally 1995 reflects the issuance of $4.0 million of long-term debt.

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

                   PART II. OTHER INFORMATION
          ENRON LIQUIDS PIPELINE, L.P. AND SUBSIDIARIES


ITEM 1.  Legal Proceedings

   See  Part  I,  Item  1, Note 2 to Consolidated  Financial
   Statements entitled "Litigation" which is incorporated herein by reference.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     None filed during the quarter ended September 30, 1996.

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



                              ENRON LIQUIDS PIPELINE, L.P.
                              (A Delaware Limited Partnership)

                              By:  Enron Liquids Pipeline Company,
                                   as General Partner

Date:  November 12, 1996      By:      E.G. Parks
                                       E.G. Parks
                                       Senior Vice President and
                                        Controller