Form 10-K/A
period 1996-12-31
KINDER MORGAN ENERGY PARTNERS L P
filed 1997-05-05
CIK 888228

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  F O R M 10-K/A
                                 Amendment No. 1

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


Title of each class Name of each exchange on which registered

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

   (a)(3) Exhibits

*3.1     -Amended and Restated Partnership Agreement of Enron
          Liquids Pipeline, L.P. (Exhibit 3.1 to the
          Partnership's Annual Report on Form 10-K for the
          year ended December 31, 1993 ("1993 10-K"))
*3.2     -First Amendment to Amended and Restated Agreement
          of Limited Partnership of Enron Liquids Pipeline,
          L.P. effective as of August 6, 1992 (Exhibit 3.2 to
          the Partnership's Annual Report on Form 10-K for
          the year ended December 31, 1992 ("1992 10-K"))
*3.3     -Second Amendment to Amended and Restated Agreement
          of Limited Partnership of Enron Liquids Pipeline,
          L.P. effective as of September 30, 1993 (Exhibit
          3.3 to 1993 10-K)
*3.4     -Third Amendment to Amended and Restated Agreement
          of Limited Partnership dated as of February 14, 1997
         (Exhibit 4.0 to the Partnership's  Form 8-K
          Report dated February 14, 1997)
*4.1     -Specimen Certificate representing Common Units
          (Exhibit 4.1 to 1993 10-K)
*10.1    -Omnibus Agreement among Enron Corp., Enron Liquids
          Pipeline Company, Enron Liquids Pipeline, L.P. and
          Enron Liquids Pipeline Operating Limited
          Partnership (Exhibit 10.1 to 1993 10-K)
*10.1.1  -First Amendment to Omnibus Agreement, dated as of
          September 30, 1993 (Exhibit 10.1.1 to 1993 10-K)
*10.1.2  -Second Amendment to Omnibus Agreement, dated as of
          September 7, 1994 (Exhibit 10.1.2 to 1994 10-K)
*10.2    -Amended and Restated Agreement of Limited
          Partnership of Enron Liquids Pipeline Operating
          Limited Partnership effective as of August 6, 1992
          (Exhibit 10.2 to 1993 10-K)
*10.2.1  -First Amendment to Amended and Restated Agreement of
          Limited  Partnership of Enron Liquids Pipeline
          Operating Limited  Partnership  effective as of
          August 6, 1992 (Exhibit 10.2.1 to 1992 10-K)
*10.2.2  -Second Amendment to Amended and Restated Agreement
          of Limited Partnership of Enron Liquids Pipeline
          Operating Limited Partnership dated as of March
          22, 1993 but effective as of August 6, 1992
          (Exhibit 10.2.2 to 1992 10-K)
*10.2.3  -Third Amendment to Amended and Restated Agreement
          of Limited Partnership of Enron Liquids Pipeline
          Operating Limited Partnership dated as of February
          14, 1997 (Exhibit 10.2.3 to the Partnership's Annual Report
          on Form 10-K for the year ended December 31, 1996 ("1996 10-K"))
*10.3    -Conveyance, Contribution and Assumption Agreement
          among certain Enron Corp. subsidiaries and the
          Operating Partnership (Exhibit 10.3 to 1993 10-K)
*10.3.1  -First  Amendment to Conveyance,  Contribution and
          Assumption  Agreement effective as of August 6, 1992
          (Exhibit 10.3.1 to 1992 10-K)
*10.4    -Form of Fractionation Agreement between Enron
          Natural Gas Liquids Corporation ("ENGL") and Enron
          Gas Liquids, Inc. for fractionation services at the
          Mont Belvieu Fractionator (Exhibit 10.4 to
          Amendment No. 2 to the Partnership's Form S-1
          Registration Statement, Registration No. 33-48142,
          filed on July 30, 1992 ("Form S-1"))
*10.5    -Storage Agreement between Enron Gas Processing
          Company and the General Partner dated February 18,
          1987 relating to the Bushton storage field,
          Amendment No. 1 dated October 19, 1988, Amendment
          No. 2 dated May 22, 1992, and Amendment No. 3 dated
          May 29, 1992 (Exhibit 10.5 to Form S-1)
*10.5.1  -Amendment No. 4 to Storage Agreement dated August
          25, 1994 (Exhibit 10.5.1 to Form S-1)
*10.6    -Transportation Agreement between Enron Liquids
          Pipeline Company and Enron Gas Liquids Inc. dated
          August 1, 1989 relating to the Peoples Gas Light &
          Coke Company and the form of Amendment No. 1
          thereto (Exhibit 10.6 to Form S-1)

*10.7    -Facilities Service Agreement between Enron Liquids
          Pipeline Company and Enron Gas Processing Company
          dated February 18, 1987, relating to facilities at
          Bushton, Kansas, Amendment  No. 1 dated January 10,
          1989, and Amendment No. 2 dated May 30, 1992
          (Exhibit 10.7 to Form S-1)
*10.8    -Fractionation  Agreement between Enron Liquids Pipeline
          Company and Enron Liquids Marketing Company (now Enron
          Gas Liquids, Inc.) for fractionation services at Bushton, Kansas, dated September 24, 1987, (first) Amendment effective as of January 1, 1988 and dated May 25, 1988,(second) Amendment dated August 1, 1989, (third) Amendment dated March 7, 1991, and Amendment No. 4 dated as of August 1, 1992 (Exhibit 10.8 to Form S-1)
*10.9    -Unstenched Loading Letter Agreement between Enron
          Liquids Pipeline Company and Enron Gas Liquids,
          Inc. dated November 12, 1991 (Exhibit 10.9 to Form
          S-1)
*10.10   -Note Agreement relating to the First Mortgage Notes
          (Exhibit 10.10 to 1993 10-K)
*10.11   -Trust Agreement relating to the First Mortgage
          Notes (Exhibit 10.11 to 1993 10-K)
*10.12   -Pledge and Security Agreement relating to the First
          Mortgage Notes (Exhibit 10.13 to 1993 10-K)
*10.13   -Mortgage,  Security  Agreement and Fixture  Filing
          relating to the First Mortgage Notes (Exhibit 10.12
          to 1993 10-K)
*10.14   -Amended and Restated Agreement of Limited
          Partnership of Enron Transportation Services, L.P.
          dated as of September 30, 1993 (Exhibit 10.14 to
          1993 10-K)
*10.14.1 -First Amendment to Amended and Restated Agreement
          of Limited Partnership of Enron Transportation
          Services, L.P. dated as of February 14, 1997 (Exhibit 10.14.1 to 1996 10-K)
*10.15   -Asset  Purchase  Agreement,  dated as of September 30,
          1993, by and among Cora Dock  Corporation,  as Seller,
          and Enron Transportation Services, L.P., as Purchaser, and Houston Pipe Line Company, as guarantor of certain obligations of Seller (Exhibit 10.15 to 1993 10-K)
*10.16   -Loan Agreement, dated April 1, 1994 between
          Jackson-Union Counties Regional Port District and
          Enron Transportation Services, L.P. (Exhibit 10.18
          to 1995 10-K)
*10.17   - uaranty and Indemnity, dated September 30, 1993,
          issued by Enron Liquids Pipeline, L.P. in favor of
          Enron Corp. and Houston Pipe Line Company (Exhibit
          10.19 to 1993 10-K)
*10.18   -Purchase and Sale  Agreement,  dated June 30, 1994,
          by and between Enron Gas Processing and Enron
          Transportation  Services,  L.P.  (Exhibit 10 to
          Current Report on Form 8-K dated July 15, 1994)
*10.19   -Operation and Maintenance Agreement between Enron
          Gas Processing Company and Northern Natural Gas
          Company dated August 1, 1987, assigned to Enron Transportation Services, L.P. effective July 1,
          1994 (Exhibit 10.24 to 1994 10-K)
*10.20   -Loan Agreement between Enron Liquids Pipeline
          Operating Limited Partnership and Bank One, Texas,
          N.A., dated effective May 24, 1995 (Exhibit 10.28
          to 1995 10-K)
*10.20.1 -First Amendment to Loan Agreement,  dated effective
          May 24, 1995, between Enron Liquids Pipeline Operating Limited Partnership and Bank One, Texas, N.A., dated effective September 30, 1995 (Exhibit 10.28.1 to 1995 10-K)
*10.21   -Letter  Agreement  regarding  SWAP  transaction  to Enron
          Transportation Services,  L.P. from First Union National
          Bank of North  Carolina,  dated
          February 13, 1996 (Exhibit 10.29 to 1995 10-K)
*10.22   -Gas Sales Agreement between Enron Liquids Pipeline
          Operating Limited Partnership and Enron Gas
          Processing Company, dated effective October 1, 1995
          (Exhibit 10.30 to 1995 10-K)
*10.23   -Bushton Hydrocarbon Plant Sublease Agreement
          between Enron Liquids Pipeline Operating Limited
          Partnership and Enron Gas Processing Company, dated
          effective October 1, 1995 (Exhibit 10.31 to 1995
          10-K)
*10.24   -Assignment and Assumption Of Contract from Enron
          Gas Processing Company to Enron Liquids Pipeline
          Operating Limited Partnership, dated October 1,
          1995 (Exhibit 10.32 to 1995 10-K)
*10.25   -Agency Agreement between Enron Liquids Pipeline
          Company and Enron Liquid Fuel Company, dated July
          19, 1995 (Exhibit 10.33 to 1995 10-K)
*10.26   -Agreement between Enron Transportation Services,
          L.P. and International Union of Operating
          Engineers, AFL-CIO, dated March 19, 1995 (Exhibit
          10.34 to 1995 10-K)

*10.27   -Lease between Richard Zang Hamilton, Doris
          Marie Hamilton,  Richard David Hamilton and
          James Price Hamilton,  as Lessors, and Zeigler
          Coal Company, as Lessee, dated April 21, 1976
          (Exhibit 10.35 to 1995 10-K)
*10.28   -Storage Agreement between Enron Gas Processing
          Company and Enron Liquids Pipeline Company dated effective January 1, 1996 (Exhibit 10.36 to 1995
          10-K)
*10.29   -Termination of the Bushton Storage Agreement
          between Enron Gas Liquids, Inc. and Enron Liquids Pipeline Operating Limited Partnership, dated effective December 3, 1995 (Exhibit 10.37 to 1995 10-K)
*10.30   -Transaction Agreement between Enron Liquids
          Pipeline Operating Limited Partnership and Enron Capital & Trade Resources Corp., dated September
          27, 1995 (Exhibit 10.38 to 1995 10-K)
*10.31   -Credit  Agreement  dated as of  February  14,
          1997 among  Kinder  Morgan Operating  L.P. "B"
          and First Union  National Bank of North Carolina
          with form of Notes attached (Exhibit 10.1 to the Partnership's Form 8-K Report dated February 14, 1997)
*10.32   -Security Agreement dated as of February 14, 1997
          between Kinder Morgan Energy Partners, L.P. and
          First Union National Bank of North Carolina
          (Exhibit 10.2 to the Partnership's Form 8-K Report dated February 14, 1997)
*10.33   -Security Agreement dated as of February 14, 1997
          between Kinder Morgan Operating L.P. "B" and First Union National Bank of North Carolina (Exhibit 10.3
          to the Partnership's Form 8-K Report dated February
          14, 1997)
*10.34   -Guaranty  Agreement  dated as of February  14,
          1997 from  Kinder  Morgan Energy  Partners,  L.P.
          in favor of First Union National Bank of North Carolina (Exhibit 10.4 to the Partnership's
          Form  8-K  Report  dated February 14, 1997)
*10.35   -Credit Agreement dated as of February 14, 1997
          among Kinder Morgan, Inc. and First Union National Bank of North Carolina (Exhibit 10.5 to the Partnership's Form 8-K Report dated February 14, 1997)
*10.36   -Mortgage and Security Agreement with Assignment of
          Rents from Enron Transportation Services, L.P. to First Union National Bank of North Carolina, dated December 29, 1994 (Exhibit 10.22 to 1994 10-K)
*10.37   -First Amendment to Mortgage and Security Agreement
          with Assignment Rents (Illinois) dated as of February 14, 1997 between Kinder Morgan Operating L.P. "B"
          and First Union National Bank of North Carolina (Exhibit 10.6 to the Partnership's Form 8-K Report dated February 14, 1997)
*10.38   -Mortgage,  Security  Agreement,  and Financing
          Statement (Uinta County, Wyoming), from Enron Transportation Services in favor of First Union National Bank of North Carolina, dated as of December 29, 1994 (Exhibit 10.25 to 1994 10-K)
*10.39   -First Amendment to Mortgage, Security Agreement and
          Financing Statement (Wyoming) dated as of February
          14, 1997 between Kinder Morgan Operating L.P. "B"
          and First Union National Bank of North Carolina as Agent (Exhibit 10.7 to the Partnership's Form 8-K Report dated February 14, 1997)
*10.40   -Lease dated as of September 6, 1979 between Broken
          Circle Cattle Company and Northern Gas Products Company (Exhibit 10.40 to 1996 10-K)
*10.41   -Construction Agreement between Morgan Associates,
          Inc. and Enron Liquids Pipeline Operating Limited Partnership dated June 20, 1996 (Exhibit 10.41 to
          1996 10-K)
*10.42   -Operating & Maintenance Agreement between Morgan
          Associates, Inc. and Enron Liquids Pipeline
          Operating Limited Partnership dated June 20, 1996 (Exhibit 10.42 to 1996 10-K)
*10.43   -Transportation Agreement between Morgan Associates,
          Inc. and Enron Liquids Pipeline Operating Limited Partnership dated June 20, 1996 (Exhibit 10.43 to
          1996 10-K)

*21      -List of subsidiaries (Exhibit 21 to 1996 10-K)
 27      -Financial Data Schedule

-------------------------------------
* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undesigned hereunto duly authorized.


                                   KINDER MORGAN ENERGY PARTNERS, L.P.

                                   By: Kinder Morgan G.P., Inc.,
                                       Its general partner

                                       By: /s/William V. Morgan
                                           Name: William V. Morgan
                                           Title: Director and Vice
                                                  Chairman


Date: May 2, 1997