Form 10-Q
period 1997-03-31
KINDER MORGAN ENERGY PARTNERS L P
filed 1997-05-14
CIK 888228

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997


                         Commission File Number 1-11234
                       KINDER MORGAN ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



          Delaware                           76-0380342
 ______________________________    _______________________________
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)                  Number)


       1301 McKinney St.
          Suite 3450
        Houston, Texas                         77010
_______________________________    _______________________________
(Address of principal executive              (Zip Code)
          offices)


                            (713) 844-9500
          ___________________________________________________
          (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The Registrant had 6,510,000 Common Units outstanding at March 31, 1997.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                   Page No.
                                                                   --------


PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements (unaudited)


           Consolidated Statement of Income - Three
             Months Ended March 31, 1997 and 1996                     3
           Consolidated Balance Sheet - March 31, 1997
             and December 31, 1996                                    4
           Consolidated Statement of Cash Flows - Three
             Months Ended March 31, 1997 and 1996                     5
           Notes to Consolidated Financial Statements                 6

   ITEM 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations            9


PART II. OTHER INFORMATION

   ITEM 1.   Legal Proceeding                                        13

   ITEM 5. Other Information                                         13

   ITEM 6. Exhibits and Reports on Form 8-K                          13

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (In Thousands Except Per Unit Amounts)
                                   (Unaudited)



                                                     Three Months Ended
                                                          March 31,
                                                     1997         1996
                                                  ------------------------
Revenues
Trade                                              $19,132     $ 18,431
                                                  ------------------------
                                                    19,132       18,431
                                                  ------------------------

Costs and Expenses
  Cost of products sold                              2,161        1,495
  Operations and maintenance                         3,817        4,915
  Fuel and power                                     1,705        1,273
  Depreciation and amortization                      2,555        2,411
  General and administrative                         2,045        2,287
  Taxes other than income taxes                        922          926
                                                  ------------------------
                                                    13,205       13,307
                                                  ------------------------
Operating Income                                     5,927        5,124

Other Income (Expense)
  Equity in earnings of partnerships                   839          887
  Interest expense                                  (3,283)      (3,192)
  Other                                                155          197
Minority Interest                                      (35)         (29)
                                                  ------------------------
Income Before Income Taxes                           3,603         2,987

Income Tax Expense                                     175           177
                                                  ------------------------
Net Income                                          $3,428      $  2,810
                                                  ------------------------
General Partner's interest in Net Income                59            53
                                                  ------------------------
Limited Partners' interest in Net Income            $3,369      $  2,757
                                                  ========================

Allocation of Net Income per Unit                   $ 0.52      $   0.42
                                                  ========================

Number of Units used in Computation                  6,510         6,510
                                                  ========================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)
                                   (Unaudited)

                                                  March 31,     December 31,
                                                    1997            1996
                                               ----------------------------

ASSETS
Current Assets
  Cash and cash equivalents                     $   16,396      $  14,299
  Accounts receivable
    Trade                                           10,030          7,970
    Related parties                                      -          4,390
  Inventories
    Products                                           823            882
    Materials and supplies                           1,665          1,827
                                               ----------------------------
                                                    28,914         29,368
                                               ----------------------------

Property, Plant and Equipment, at cost             272,891        272,178
   Less accumulated depreciation                    38,631         36,184
                                               ----------------------------
                                                   234,260        235,994
                                               ----------------------------

Investments in Partnerships                         32,630         32,043
                                               ----------------------------

Deferred Charges and Other Assets                    7,018          6,198
                                               ----------------------------
TOTAL ASSETS                                    $  302,822      $ 303,603
                                               ============================
LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
  Accounts payable
    Trade                                       $    7,384      $   5,512
    Related parties                                    220          4,520
  Current portion of long-term debt                  1,848          1,709
  Accrued liabilities                                2,868            811
  Accrued taxes                                      2,343          2,304
  Distribution payable                                   -          4,210
                                               ----------------------------
                                                    14,663         19,066
                                               ----------------------------
Long-Term Liabilities and Deferred Credits
  Long-term debt                                   160,214        160,211
  Other                                              3,648          3,492
                                               ----------------------------
                                                   163,862        163,703
                                               ----------------------------

Minority Interest                                    2,525          2,490
                                               ----------------------------
Partners' Capital
  Common units                                     120,534        117,165
  General Partner                                    1,238          1,179
                                               ----------------------------
                                                   121,772        118,344
                                               ============================
TOTAL LIABILITIES AND PARTNERS' CAPITAL         $  302,822     $  303,603
                                               ============================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                          1997         1996
                                                       ----------------------
Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by operating activities
   Net income                                          $ 3,428      $ 2,810
   Depreciation and amortization                         2,555        2,411
   Equity in earnings of partnerships                     (839)        (887)
   Distributions from investments in partnerships        1,545        1,737
   Changes in components of working capital
     Accounts receivable                                 2,330        2,413
     Inventories                                           221          609
     Accounts payable                                   (2,428)      (2,349)
     Accrued liabilities                                 2,057        1,841
     Accrued taxes                                          39          (67)
   Other, net                                             (737)         150
                                                       ----------------------
Net Cash Provided by Operating Activities                8,171        8,668
                                                       ----------------------

Cash Flows From Investing Activities
  Additions to property, plant and equipment              (713)      (1,910)
  Contributions to partnership investment               (1,293)      (1,906)
                                                       ----------------------
Net Cash Used in Investing Activities                   (2,006)      (3,816)
                                                       ----------------------

Cash Flows From Financing Activities
  Issuance of long-term debt                            14,600            -
  Payments of long-term debt                           (14,597)        (425)
  Increase in short-term debt                              139            -
  Distributions to partners
    Common units                                        (4,101)      (4,101)
    General partner                                        (67)         (67)
    Minority interest                                      (42)         (42)
                                                       ----------------------
 Net Cash Used In Financing Activities                  (4,068)      (4,635)
                                                       ----------------------

 Increase in Cash and Cash Equivalents                   2,097          217
 Cash and Cash Equivalents, Beginning of Period         14,299       14,202
                                                       ----------------------
 Cash and Cash Equivalents, End of Period              $16,396      $14,419
                                                       ======================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General

     Kinder Morgan Energy Partners, L.P. (the "Partnership", formerly Enron Liquids Pipeline, L.P.), a Delaware limited partnership was formed in August 1992. Effective February 14, 1997, Kinder Morgan, Inc. ("KMI") acquired all the issued and outstanding stock of Enron Liquids Pipeline Company, the general partner, from Enron Liquids Holding Corp. ("ELHC"). At the time of acquisition, the general partner and the Partnership's subsidiaries were renamed as follows:
Kinder Morgan G.P., Inc. (the "General Partner", formerly Enron Liquids Pipeline Company); Kinder Morgan Operating L.P. "A" ("OLP-A", formerly Enron Liquids Pipeline Operating Limited Partnership); Kinder Morgan Operating L.P. "B" ("OLP-B", formerly Enron Transportation Services, L.P.); and Kinder Morgan Natural Gas Liquids Corporation ("KMNGL", formerly Enron Natural Gas Liquids Corporation).

     The unaudited consolidated financial statements included herein have been prepared by the Partnership without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 ("Form 10-K").

     Certain reclassifications have been made to the consolidated financial statements for the prior period to conform with the current presentation.

2.  Litigation

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

     On December 10, 1996, the U.S. Department of Transportation ("D.O.T.") issued to the General Partner a notice of eight probable violations of federal safety regulations in connection with the fire at the Morris storage field. The D.O.T. proposed a civil penalty of $90,000. The General Partner has responded to the notice, and believes that the alleged violations and proposed fine will not have a material impact on the Partnership.

     It is expected that the Partnership will reimburse the General Partner for any liability or expenses incurred by the General Partner in connection with these legal proceedings.

3.  Distributions

     On February 14, 1997, the Partnership paid a cash distribution for the quarterly period ended December 31, 1996, of $0.63 per unit. The distribution was declared on December 19, 1996, payable to unitholders of record as of January 31, 1997.

     On April 16, 1997, the Partnership declared a cash distribution for the quarterly period ended March 31, 1997, of $0.63 per unit. The distribution will be paid on May 15, 1997, to unitholders of record as of April 30, 1997. Since the distribution was declared after the end of the quarter, no amount is shown on the March 31, 1997, balance sheet as a Distribution Payable. In prior periods, distributions were declared prior to the end of such period.

4.  Investment in Mont Belvieu Associates

     Summarized income statement information for the Partnership's investment in Mont Belvieu Associates, of which it holds a 50% interest, is presented below (in thousands):

                                     Three Months Ended
                                          March 31,
                                       1997       1996
                                     -------------------
     Income Statement
       Revenues                      $ 8,228   $ 5,557
       Expenses                      $ 6,981   $ 3,661
       Net Income                    $ 1,247   $ 1,896

5.  Assignment of Mobil Gas Processing Agreement

     On October 1, 1995, the Partnership assumed Enron Gas Processing Company's ("EGP") rights and obligations under a gas processing agreement with Mobil Natural Gas, Inc. (the "Mobil Agreement"). Pursuant to the Mobil Agreement, the Partnership is required to process dedicated volumes of natural gas produced by Mobil. Also on October 1, 1995, the Partnership entered into a sublease agreement with EGP (the "Sublease Agreement"), pursuant to which the Partnership subleases a portion of the capacity at the Bushton gas processing plant located in Ellsworth County, Kansas (the "Bushton Plant"). On March 31, 1997, KN Processing, Inc. ("KN"), a Colorado corporation, acquired the stock of EGP.

     Effective April 1, 1997, the Partnership assigned its rights and obligations under the Mobil Agreement to KN in exchange for KN's agreement to terminate the Sublease Agreement. The Partnership also amended its Bushton storage agreement with KN. The amendment extends the current agreement to 2004 and provides for a reduction in annual fees to be paid to KN. The Partnership will also amend its facilities agreement with KN, providing for additional services and cost reductions to the Partnership.

6. Partners' Capital

     At December 31, 1996, Partners' capital consisted of 5,650,000 Common Units held by third parties and 860,000 units held by the General Partner. Together, these 6,510,000 units represent the limited partners' interest and a 98% economic interest in the Partnership. The general partner interest represents a 2% economic interest in the Partnership, as defined in the Partnership Agreements. On February 14, 1997, the limited partner interests held by the General Partner were converted to Common Units. Also, on February 14, 1997, 429,000 of these units were sold by the General Partner to a third party. The General Partner retained the remaining 431,000 units. Since the units owned by the General Partner are now Common Units, they are no longer separately disclosed.

7. Related Party Transactions

     The General Partner employs all employees of the Partnership and provides the Partnership with general and administrative services. The General Partner is entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. The General Partner has no related commercial transactions with the Partnership; therefore, the Partnership's reimbursements to the General Partner are not considered related party transactions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

First Quarter 1997 Compared With First Quarter 1996

     Net income of the Partnership increased to $3.4 million (22%) in 1997 from $2.8 million in 1996. The increase primarily reflects higher earnings from the Cora Terminal, North System, and the Central Basin Pipeline., offset by lower earnings on the Painter Processing Plant.

     Revenues of the Partnership increased $0.7 million (4%) in the first quarter of 1997 compared to the same period in 1996. The increase in revenues was due primarily to a 31% increase in transport volumes at the Cora Terminal, partially offset by lower average revenue per ton. The Central Basin Pipeline and the North System also realized higher revenues. Central Basin's revenue increase was due to a 32% increase in transported volumes, partially offset by a decrease in average tariffs due to contractual discounts. Although total throughput on the North System declined by 6%, the product mix of the throughput resulted in higher revenues per barrel which led to a 26% increase in revenues. Cypress Pipeline's revenues increased 10% due to a 14% increase in transported volumes, partially offset by a decrease in average tariffs due to contractual discounts. Revenues decreased at the Partnership's Painter Plant due to the termination of the gas processing agreement by Chevron, USA ("Chevron") effective as of August 1, 1996. The overall increase in first quarter revenues were partially offset by a decrease in revenues at the Painter Gas Plant due to the lack of processing at the Plant. On February 14, 1997, the Partnership executed an operating lease agreement with Amoco Oil Company ("Amoco") for Amoco's use of the Painter Plant fractionator and the Millis facilities with the nearby Amoco Painter Complex Gas Plant. The lease will generate approximately $1.0 million of cashflow in 1997 with annual escalations thereafter.

     Operating statistics for the first quarter are as follows:

                                                First Quarter
                                                1997     1996
                                             ------------------
     Liquids pipelines
       North System
         Delivery Volumes (MMBbls)               8.8      9.4
         Average Tariff ($/Bbl)                $1.01    $0.86

       Cypress Pipeline
         Delivery Volumes (MMBbls)               3.2      2.8
         Average Tariff ($/Bbl)                $0.46    $0.49

       Central Basin Pipeline
         Delivery Volumes (MMcf/d)               192      146
         Average Tariff ($/Mcf)                $0.14    $0.16

     Coal transfer and storage
       Cora Terminal
         Transport Volumes (MM Tons)             1.7      1.3
         Average Revenues ($/Ton)              $1.41    $1.46

     Gas processing and fractionation
       Painter Gas Processing Plant
         Processing Volumes (MMcf/d)               -       34
         Average Revenues ($/Mcf)              $0.00    $0.34
         Fractionator Volumes (MBbls/d)          4.0      5.3
         Average Revenues ($/Bbl)              $0.98    $0.94

       Bushton Facility Sublease
         Production Volumes (MMBbls)             0.4      0.5
         Average Revenues ($/Bbl)              $2.76    $2.68


     Earnings contribution by business segment for the first quarter is as follows:

                   Earnings Contribution by Business Segment*
                                   (Unaudited)
                                 (In Thousands)

                                                      First Quarter
                                                     1997      1996
                                                   ------------------

     Liquids pipelines                              6,508     5,750


     Coal transfer and storage                      1,657       937


     Gas Processing and Fractionation                 448     1,444

     ----------------------
     * Excludes general and administrative expenses, debt costs and minority interest

    Combined cost of products sold and fuel and power expenses increased $1.1 million to $3.9 million during the first quarter of 1997 compared to $2.8 million during the first quarter of 1996, due primarily to increased volumes. This increase was offset by a $1.1 million decrease in operations and maintenance expenses, which was partially attributable to the cessation of gas processing at the Painter Gas Plant. Operating income benefited from an 11% reduction in general and administrative costs due to cost savings realized by the General Partner.


     Earnings were negatively affected by a decrease in Equity in earnings of partnerships and an increase in interest expense. Together, these two items resulted in only a $0.1 million (6%) decrease from the first quarter of 1996.





Financial Condition


General


     The Partnership's primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, discretionary capital expenditures, and quarterly distributions to partners. In addition to utilizing cash generated from operations, the Partnership could meet its cash requirements through the utilization of credit facilities or by issuing additional limited partner interests in the Partnership. In addition, the Partnership has a $15.0 million committed line of credit with a bank of which $2.0 million was available at March 31, 1997. The Partnership also has the ability to borrow up to an additional $25.0 million in accordance with the provisions of the First Mortgage Notes. Additionally, Kinder Morgan Operating L.P. "B" ("OLP-B") has established a $7.225 million revolving line of credit with a bank which could be used to meet its cash requirements. The General Partner has agreed that, if necessary, it will contribute up to $10.9 million to the Partnership through November 15, 1997 in exchange for additional partnership interests to support the Partnership's ability to distribute the Minimum Quarterly Distribution, as defined in the Partnership Agreement.


Cash Provided by Operating Activities


     Cash flow from operations totaled $8.2 million during the first quarter of 1997 compared to $8.7 million in the same period in 1996. The decrease is primarily due to increased working capital requirements caused by increased product inventory over March 31, 1996 levels and an increase in the net amount owed to the Partnership by Enron Corporation. Cash flow from operations also decreased due to prepayment of NGL storage fees during the quarter ended March 31, 1997.


     Effective April 1, 1997, the Partnership terminated its sublease of the Bushton gas processing plant. See Note 5 to the Consolidated Financial Statements. The Partnership does not expect the termination of the Bushton sublease to have a material affect on the operations of the Partnership.

Cash Used in Investing Activities


     Cash used in investing activities totaled $2.0 million during the first quarter of 1997 compared to $3.8 million during the first quarter of 1996. Additions to property, plant and equipment totaled $0.7 million in the first quarter of 1997 compared to $1.9 million during the same period in 1996. The higher additions to property, plant and equipment in the first quarter of 1996 primarily reflect construction costs of a propane terminal on the North System located in Tampico, Illinois.


     Contributions to Partnership investments decreased $0.6 million during the first quarter of 1997. The Contributions to Partnership investments for 1996 reflect the Partnership's partial funding of its $6.5 million share of an expansion project at the Mont Belvieu Fractionator.


Cash Used in Financing Activities


     Cash used in financing activities totaled $4.1 million during the first quarter of 1997 as compared to $4.6 million during the same period in 1996. Both periods primarily reflect cash distributions paid to unitholders.



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

                           PART II. OTHER INFORMATION

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES






ITEM 1.  Legal Proceedings

     See Part I, Item 1, Note 2 to Consolidated Financial Statements entitled "Litigation" which is incorporated herein by reference.

ITEM 5.  Other Information

     None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 10.1 Employment agreement with William V.
Morgan

     Exhibit 10.2 Employment agreement with Thomas B. King

     Exhibit 27   Financial Data Schedule as of and for
the three months ended March 31, 1997

(b)  Reports on Form 8-K.

     Report dated February 14, 1997, on Form 8-K was filed on March 3, 1997, pursuant to Items 1, 5, and 7 of that form. A change in control of Registrant was disclosed in accordance with Item 1, the establishment of a revolving credit facility in the amount of $15,875,000 with First Union National Bank of North Carolina was disclosed according to Item 5, and exhibits of security agreements, credit agreements, and amendments to such agreements were filed pursuant to Item 7.

     Report dated April 2, 1997, on Form 8-K was filed on April 15, 1997, pursuant to Items 4 and 5 of that form. A change in Registrant's independent accountants was disclosed in Item 4 of this filing. The assignment of a gas processing agreement with Mobil Natural Gas, Inc. to KN Processing, Inc. was disclosed pursuant to Item 5 of this filing.

     Report dated April 17, 1997, on Form 8-K was filed on April 25, 1997, pursuant to Item 1 of that form. A change in control of Registrant was disclosed in this filing.

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




                           KINDER MORGAN ENERGY PARTNERS, L.P.
                            (A Delaware Limited Partnership)

                           By:  Kinder Morgan G.P., Inc.
                                as General Partner

Date:  May 12, 1997        By:  /s/ David G. Dehaemers, Jr.
                              _______________________________
                                David G. Dehaemers, Jr.
                                Secretary/Treasurer and
                                Chief Accounting Officer