Form 10-Q
period 1997-06-30
KINDER MORGAN ENERGY PARTNERS L P
filed 1997-08-14
CIK 888228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997


                         Commission File Number 1-11234
                       KINDER MORGAN ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



          Delaware                        76-0380342
-----------------------------   ------------------------------
      (State or other                  (I.R.S. Employer
      jurisdiction of               Identification Number)
      incorporation or
       organization)



    1301 McKinney Street
         Suite 3450
       Houston, Texas                       77010
-----------------------------   ------------------------------
   (Address of principal                  (Zip Code)
     executive offices)




                      (713) 844-9500
------------------------------------------------------------
   (Registrant's telephone number, including area code)





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]     No [   ]


The Registrant had 6,510,000 Common Units outstanding at June 30, 1997.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                                TABLE OF CONTENTS




                                               PAGE NO.

PART I.  FINANCIAL INFORMATION


ITEM 1. -Financial Statements (unaudited)

         Consolidated Statement of Income -
         Three Months and Six Months Ended
         June 30, 1997 and 1996                      3

         Consolidated Balance Sheet - June
         30, 1997 and December 31, 1996              4

         Consolidated  Statement of Cash
         Flows - Six Months Ended June 30,
         1997 and 1996                               5

         Notes to Consolidated Financial
         Statements                                  6


ITEM 2. -Management's Discussion and
         Analysis of Financial Condition and
         Results of Operations                       9



PART II. OTHER INFORMATION


ITEM 1. -Legal Proceedings                          16


ITEM 5. -Other Information                          16


ITEM 6. -Exhibits and Reports on Form 8-K           16

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (In Thousands Except Per Unit Amounts)
                                   (Unaudited)



                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                   1997         1996        1997          1996
                                -----------------------   ----------------------
Revenues
  Trade                            $16,036     $14,668     $35,168      $33,099
                                -----------  ----------   ---------   ----------
                                    16,036      14,668      35,168       33,099
                                -----------  ----------   ---------   ----------

Costs and Expenses
  Cost of products sold              1,557       1,771       3,718        3,266
  Operations and maintenance         3,260       3,941       7,077        8,856
  Fuel and power                     1,021         923       2,726        2,196
  Depreciation and amortization      2,585       2,443       5,140        4,854
  General and administrative         2,209       2,084       4,254        4,371
  Taxes other than income taxes        604         646       1,526        1,572
                                -----------  ----------   ---------   ----------
                                    11,236      11,808      24,441       25,115
                                -----------  ----------   ---------   ----------

Operating Income                     4,800       2,860      10,727        7,984

Other Income (Expense)
  Equity in earnings of
    partnerships                     1,616       1,539       2,455        2,426
  Interest expense                  (3,231)     (3,136)     (6,514)      (6,328)
  Other                                101         417         256          614
Minority Interest                      (29)        (13)        (64)         (42)
                                -----------  ----------   ---------   ----------

Income Before Income Taxes           3,257       1,667       6,860        4,654

Income Tax (Expense)                  (391)       (314)       (566)        (491)

                                -----------  ----------   ---------   ----------
Net Income                          $2,866      $1,353      $6,294       $4,163
                                ===========  ==========   =========   ==========



General Partner's interest
in Net Income                          984          38       1,043           91
Limited Partners' interest
in Net Income                        1,882       1,315       5,251        4,072
                                -----------  ----------   ---------    ---------

Net Income                          $2,866      $1,353      $6,294       $4,163
                                ===========  ==========   =========    =========

Allocation of Net Income
per Limited  Partner Unit            $0.29       $0.20       $0.81        $0.63
                                ===========  ==========   =========    =========

Number of Units used in              6,510       6,510       6,510        6,510
Computation
                                ===========  ==========   =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)
                                   (Unaudited)

                                June 30,     December 31,
                                  1997           1996
                               ----------    ------------
ASSETS

Current Assets
  Cash and cash equivalents       $14,206         $14,299
  Accounts receivable
    Trade                           7,917           7,970
    Related parties                    63           4,390
  Inventories
    Products                        1,146             882
    Materials and supplies          1,570           1,827
                               -----------   -------------
                                   24,902          29,368
                               -----------   -------------

Property, Plant and Equipment,
at cost                           273,786         272,178
  Less accumulated depreciation    41,101          36,184
                               -----------   -------------
                                  232,685         235,994
                               -----------   -------------

Investments in Partnerships        31,809          32,043
                               -----------   -------------

Deferred Charges and Other
Assets                              6,532           6,198
                               -----------   -------------
TOTAL ASSETS                     $295,928        $303,603
                               ===========   =============



LIABILITIES AND PARTNERS'
CAPITAL

Current Liabilities
  Accounts payable
    Trade                          $1,922          $5,512
    Related parties                     -           4,520
  Current portion of
    long-term debt                 31,108           1,709
  Accrued liabilities               2,683             811
  Accrued taxes                     2,128           2,304
  Distribution payable                  -           4,210
                               -----------   -------------
                                   37,841          19,066
                               -----------   -------------

Long-term Liabilities and
Deferred Credits
  Long-term debt                  130,921         160,211
  Other                             4,258           3,492
                               -----------   -------------
                                  135,179         163,703
                               -----------   -------------

Minority Interest                   2,511           2,490
                               -----------   -------------

Partners' Capital
  Common units                    118,242         117,165
  General Partner                   2,155           1,179
                               -----------   -------------
                                  120,397         118,344
                               -----------   -------------
TOTAL LIABILITIES AND
PARTNERS' CAPITAL                $295,928        $303,603
                               ===========   =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                                           Six Months Ended
                                                               June 30,
                                                          1997          1996
                                                       -----------   -----------
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided
by operating activities
  Net Income                                             $6,294        $4,163
  Depreciation and amortization                           5,140         4,854
  Equity in earnings of partnerships                     (2,455)       (2,426)
  Distributions from investments in partnerships          4,722         3,862
  Changes in components of working capital
    Accounts receivable                                   4,380         2,859
    Inventories                                              (7)          273
    Accounts payable                                     (8,110)         (100)
    Accrued liabilities                                   1,872         4,009
    Accrued taxes                                          (176)         (379)
  Other, Net                                                275           352
                                                     -----------  ------------
Net Cash Provided by Operating Activities                11,935        17,467
                                                     -----------  ------------

Cash Flows From Investing Activities
  Additions to property, plant and equipment             (1,610)       (3,867)
  Contributions to partnership investments               (2,033)       (2,559)
                                                     -----------  ------------
Net Cash Used in Investing Activities                    (3,643)       (6,426)
                                                     -----------  ------------

Cash Flows From Financing Activities
  Payment of debt                                       (24,491)         (856)
  Issuance of debt                                       24,600             -
  Unit registration costs                                   (74)            -
  Distributions to partners
   Common units                                          (8,202)       (8,203)
   General Partner                                         (133)         (133)
   Minority interest                                        (85)          (84)
                                                     -----------  ------------
Net Cash Used in Financing Activities                    (8,385)       (9,276)
                                                     -----------  ------------

Increase in Cash and Cash Equivalents                       (93)        1,765
Cash and Cash Equivalents, Beginning of Period           14,299        14,202

                                                     -----------  ------------
Cash and Cash Equivalents, End of Period                $14,206       $15,967

                                                     ===========  ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   General

     The unaudited consolidated financial statements included herein have been prepared by Kinder Morgan Energy Partners, L.P. (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Partnership believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 ("Form 10-K").

     Certain reclassifications have been made to the consolidated financial statements for the prior year to conform with the current presentation.

2.   Litigation

     On September 12, 1995, the State of Illinois filed suit against the General Partner for events related to a fire that occurred in September, 1994 at the North System's above-ground natural gasoline storage sphere at Morris, Illinois. The suit seeks civil penalties in the stated amount of $50,000 each for three counts of air and water pollution, plus $10,000 per day for any continuing violation. The State also seeks an injunction against future similar events. On August 29, 1996, the Illinois Attorney General's office proposed a settlement in the form of a consent decree that would require the Partnership to implement several fire protection recommendations, pay a $100,000 civil penalty, and pay a $500 per day penalty if established deadlines for implementing the recommendations are not met. The Partnership has made a settlement offer to the State and settlement negotiations are ongoing. If attempts at settlement are unsuccessful, the General Partner will vigorously defend itself and the Partnership against the charges. Although no assurance can be given, the Partnership believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position or results of operations.

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

3.   Distributions

     On May 15, 1997, the Partnership paid a cash distribution for the quarterly period ended March 31, 1997, of $0.63 per unit. The distribution was declared on April 16, 1997, payable to unitholders of record as of April 30, 1997.

     On July 16, 1997, the Partnership declared a cash distribution for the quarterly period ended June 30, 1997, of $1.00 per unit. The distribution will be paid on August 15, 1997, to unitholders of record as of July 31, 1997. Since the distribution was declared after the end of the quarter, no amount is shown on the June 30, 1997, balance sheet as a Distribution Payable. For years 1996 and earlier, quarterly distributions were declared prior to the end of such periods.

4.   Investment in Mont Belvieu Associates

     Summarized income statement information for the Partnership's investment in Mont Belvieu Associates, of which it holds a 50% interest, is presented below (in thousands):

                        Three Months Ended          Six Months Ended
                            June 30,                    June 30,
                        1997         1996             1997     1996
                      -----------------------      -------------------
Income Statement
  Revenues              $9,066       $6,819          $17,294  $12,376
  Expenses              $5,033       $3,988          $12,014   $7,649
  Net Income            $4,033       $2,831           $5,280   $4,727


5.  Assignment of Mobil Gas Processing Agreement

     On October 1, 1995, the Partnership assumed Enron Gas Processing Company's ("EGP") rights and obligations under a gas processing agreement with Mobil Natural Gas, Inc. (the "Mobil Agreement"). Pursuant to the Mobil Agreement, the Partnership was required to process dedicated volumes of natural gas produced by Mobil. Also on October 1, 1995, the Partnership entered into a sublease agreement with EGP (the "Sublease Agreement"), pursuant to which the Partnership subleased a portion of the capacity at the Bushton gas processing plant located in Ellsworth County, Kansas (the "Bushton Plant"). On March 31, 1997, KN Processing, Inc. ("KN"), a Colorado corporation, acquired the stock of EGP.

     Effective April 1, 1997, the Partnership assigned its rights and obligations under the Mobil Agreement to KN in exchange for KN's agreement to terminate the Sublease Agreement. The Partnership also amended its Bushton storage agreement with KN. The amendment extends the current agreement to 2004 and provides for a reduction in annual fees to be paid to KN. The Partnership intends to enter into a facilities agreement with KN, providing for additional services and cost reductions to the Partnership.

6. Partners' Capital

     At December 31, 1996, Partners' capital consisted of 5,650,000 Common Units held by third parties and 860,000 units held by the General Partner. Together, these 6,510,000 units represented the limited partners' interest and a 98% economic interest in the Partnership. The general partner interest represents a 2% economic interest in the Partnership, as defined in the Partnership Agreements. On February 14, 1997, the limited partner interests held by the General Partner were converted to Common Units. Also, on February 14, 1997, 429,000 of these units were sold by the General Partner to a third party. The General Partner retained the remaining 431,000 units. Since the units owned by the General Partner are now Common Units, they are no longer separately disclosed.

     For purposes of maintaining partner capital accounts, the partnership agreements specify that items of income and loss, shall be allocated among the partners in accordance with their respective percentage interests. Normal allocations according to percentage interests are done only, however, after giving effect to any priority income allocations in an amount equal to incentive distributions allocated 100% to the General Partner.

     Incentive distributions allocated to the General Partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. The General Partner receives a priority allocation of income equal to the amount of cash distributed as incentive distributions. For both the first two quarters of 1996 and the first quarter of 1997, the Partnership's cash distribution of $0.63 per unit required an incentive distribution of $25,143 to the General Partner. The Partnership's declaration of a $1.00 per unit cash distribution for the second quarter of 1997 will result in an incentive distribution of $964,600 to the General Partner.

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

8.  Significant Events - Coal Transfer and Storage

     In April, 1997, the Partnership formed a new business unit under the operation of Kinder Morgan Operating L.P. "B" ("OLP-B"). The business unit, Red Lightning Energy Services, markets coal and provides coal blending and storage services.

     In addition, on May 12, 1997, the Partnership announced the expansion of its Cora coal terminal facility located near Cora, Illinois. The expansion will double the coal storage capacity to one million tons and will enhance the services offered to allow for faster coal unloading and loading and to provide for improvement in other coal services at Cora. The expanded facilities are scheduled to be in- service by late summer 1997.

9.  Subsequent Events

     On July 31, 1997, the Partnership entered into an agreement to purchase BRT Transfer Terminal, Inc. ("BRT") from Vulcan Materials Company. It is anticipated that upon completion of the purchase, the Partnership's investment in BRT will approximate $22 million. BRT operates a coal loading and storage terminal in southwest Kentucky, on the Tennessee River near the Kentucky Lake Dam. Closing of the transaction is anticipated to occur in September, 1997. The acquisition of BRT corresponds with the Partnership's plans to expand its market position in coal terminaling, loading, blending, and storage. Immediately following the acquisition, the Partnership intends to liquidate BRT and conduct its operations under the formation of a third operating partnership, entitled Kinder Morgan Operating L.P. "C" ("OLP- C").

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Second Quarter 1997 Compared With Second Quarter 1996

     Net income of the Partnership increased to $2.9 million (107%) in 1997 from $1.4 million in 1996. The increase primarily relates to higher earnings from the coal businesses (Cora Terminal and Red Lightning), the North System, and the Cypress Pipeline. Higher quarterly earnings were partially offset by lower earnings from the Central Basin Pipeline and the Painter Processing Plant.

     Revenues of the Partnership increased $1.4 million (9%) in the second quarter of 1997 compared to the same period in 1996. The revenue increase was primarily due to increased coal activity. Revenues for the Cora Terminal increased 86%, reflecting a 46% increase in transport volumes, accompanied by a 6% increase in average transfer rates. The Red Lightning coal services unit, which commenced operations in the current quarter, reported revenues of $1.6 million, equaling 10% of total Partnership revenue. The North System and the Cypress Pipeline reported increases in revenues of 18% and 11%, respectively. The North System had a 3% increase in throughput, accompanied by a 10% increase in the average tariff per barrel moved. The Cypress Pipeline's higher revenues were the result of an 11% increase in delivery volumes. Compared to second quarter of 1996, second quarter 1997 revenues decreased at the Central Basin Pipeline, the Painter Processing Plant, and the Bushton Processing Plant. Central Basin had a 28% increase in average daily delivery volumes, but was adversely affected by decreased deficiency payments and by an adjustment related to an earlier period. Revenues decreased at the Partnership's Painter Plant due to the termination of the gas processing agreement by Chevron, USA ("Chevron") effective as of August 1, 1996. Loss of processing revenues at Painter were partially offset by lease revenue earned from the Painter Fractionator pursuant to the operating lease agreement with Amoco Oil Company ("Amoco"), executed February 14, 1997. There were no gas processing revenues at the Bushton Plant in the second quarter of 1997 due to the assignment of the Mobil gas processing agreement to KN Processing, Inc. ("KN"), effective as of April 1, 1997. For more information, see Note 5. to the Consolidated Financial Statements.

           Operating statistics for the second quarter are as follows:


                                          Second Quarter

                                          1997      1996
                                       --------------------
Liquids Pipelines
  North System
   Delivery Volumes (MMBbls)               6.5       6.4
   Average Tariff ($/Bbl)                $0.79     $0.72

  Cypress Pipeline
   Delivery Volumes (MMBbls)               3.1       2.8
   Average Tariff ($/Bbl)                $0.47     $0.49

  Central Basin Pipeline
   Delivery Volumes (MMcf/d)               195       152
   Average Tariff ($/Mcf)                $0.14     $0.18

Coal Transfer and Storage
  Cora Terminal
   Transport Volumes(MM Tons)              2.2       1.5
   Average Revenues ($/Ton)              $1.34     $1.25

Gas Processing and Fractionation
  Painter Gas Processing Plant
   Processing Volumes (MMcf/d)               -        21
   Average Revenues ($/Mcf)              $0.00     $0.34
   Fractionator Volumes (MBbls/d)            -       4.5
   Average Revenues  ($/Bbl)             $0.00     $1.00




     Earnings contribution by business segment for the second quarter is as follows:

                   Earnings Contribution by Business Segment*
                                   (Unaudited)
                                 (In Thousands)
                                          Second Quarter
                                           1997     1996
                                          --------------

     Liquids pipelines                     3,954    3,550

     Coal transfer and storage             3,580    1,416

     Gas processing and fractionation        522    1,438

     ----------------------

     * Excludes general and administrative expenses, debt costs and minority interest.




     Cost of products sold decreased 12% to $1.6 million in the second quarter of 1997 compared to the second quarter of 1996. This decrease was primarily the result of replacing CO2 purchase/sale contracts with transportation contracts at the Central Basin Pipeline, partially offset by costs attributable to Red Lightning.

     Operations and maintenance expense, combined with fuel and power, declined 12% to $4.3 million in the second quarter of 1997 compared to the second quarter of 1996. This decrease is primarily due to the assignment of the Mobil Agreement to KN, the lease of the Painter

Facility to Amoco Oil Company, and cost savings resulting from the change in management. Expenses were higher at the Cora Terminal due to increased coal operations. A 5% increase in fuel and power expense was realized by the liquids pipelines due to a rise in transportation volumes.

     Earnings from investments in partnerships increased 5% to $1.6 million in the second quarter of 1997 as compared to the second quarter of 1996. This was the result of a 14% increase in equity earnings from the Partnership's investment in Mont Belvieu Associates.

     Other income declined $0.3 million in the second quarter of 1997 when compared to the same period last year. This decrease was due to lower interest income in 1997 and the recognition of income in 1996 resulting from insurance collections related to the 1994 fire at the North System's gasoline storage sphere at Morris, Illinois.


Six Months Ended June 30, 1997 Compared With Six Months Ended June 30, 1996

     Net income of the Partnership increased 50% to $6.3 million in 1997 from $4.2 million in 1996. Significant earnings increases were attributable to the coal businesses. At the Cora Terminal, net income increased to $4.4 million (83%) for the first six months of 1997 as compared to $2.4 million in the same period last year. The start-up of the Red Lightning coal services unit produced income of $0.9 million in the first half of 1997. The Partnership also realized higher earnings from the North System and the Cypress Pipeline. Higher overall earnings were offset by lower earnings in the gas processing and fractionation business units.

     Revenues of the Partnership increased $2.1 million (6%) in the first half of 1997 compared to the same period in 1996. Revenues at the Cora Terminal increased to $6.4 million (64%) for the first half of 1997 as compared to $3.9 million for the first half of 1996. This change was due to a 41% increase in transport volumes accompanied by a 3% increase in average transfer rates. The Red Lightning coal services unit began operations in the second quarter of 1997 and generated $1.6 million of revenue. The North System reported higher revenues despite a slight decrease (3%) in total throughput volume. Lower volumes were offset by a 14% increase in the average tariff per barrel transported. Revenues from the Cypress Pipeline increased 11% due to a 13% increase in delivery volumes. The overall increase in Partnership revenue was offset by lower revenues from the Central Basin Pipeline. Although average daily delivery volumes increased 30%, Central Basin's revenues were negatively affected by slightly lower average tariffs, reduced deficiency credit payments, and an earlier period adjustment. Also, lower revenues were reported by the gas processing and fractionation units due to the leasing of the Painter Facility and the assignment of the Mobil Agreement at Bushton.

     Operating statistics for the first half of 1997 and 1996 are as follows:

                                        Six Months Ended June 30,

                                                1997      1996
                                        -------------------------
Liquids Pipelines
  North System
   Delivery Volumes (MMBbls)                    15.3      15.8
   Average Tariff ($/Bbl)                      $0.91     $0.80

  Cypress Pipeline
   Delivery Volumes (MMBbls)                     6.3       5.6
   Average Tariff ($/Bbl)                      $0.47     $0.49

  Central Basin Pipeline
   Delivery Volumes (MMcf/d)                     193       149
   Average Tariff ($/Mcf)                      $0.14     $0.17

Coal Transfer and Storage
  Cora Terminal
   Transport Volumes (MM Tons)                   3.9       2.8
   Average Revenues ($/Ton)                    $1.37     $1.33

Gas Processing and Fractionation
  Painter Gas Processing Plant
   Processing Volumes (MMcf/d)                     -      27.6
   Average Revenues ($/Mcf)                    $0.00     $0.34
   Fractionator Volumes(MBbls/d)                $4.0       4.9
   Average Revenues ($/Bbl)                    $0.98     $0.97




     Earnings contribution by business segment for the first half of 1997 and 1996 is as follows:

                   Earnings Contribution by Business Segment*
                                   (Unaudited)
                                 (In Thousands)
                                           Six Months Ended June 30,
                                                 1997     1996
                                           -------------------------

     Liquids pipelines                         10,462    9,300

     Coal transfer and storage                  5,237    2,353

     Gas processing and fractionation             812    2,879

     ----------------------

     * Excludes general and administrative expenses, debt costs and minority interest.




     Cost of products sold increased 14% to $3.7 million in the first six months of 1997 compared to the first six months of 1996. This increase was primarily due to a large purchase/sale contract recorded by the North System in 1997.


     Fuel and power expense increased to $2.7 million (23%) in the first half of 1997 compared to $2.2 million in the same period of last year. This was primarily the result of higher fuel costs incurred by the North System due to the expiration of fuel gas contracts in October, 1996. Fuel costs, per MMBtu, were higher on the 1997 spot market than under pre-existing contracts in effect during 1996.

     Operations and maintenance expense decreased 20% to $7.1 million in the first half of 1997 as compared to the first half of 1996. This decrease was primarily due to lower expenses associated with the assignment of the Mobil Agreement to KN, the lease of the Painter Facility to Amoco Oil Company, and cost savings realized by new management. This favorable change was partially offset by higher expenses at the Cora Terminal due to increased business activity.


Financial Condition

General

     The Partnership's primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, discretionary capital expenditures, and quarterly distributions to partners. In addition to utilizing cash generated from operations, the Partnership could meet its cash requirements through the utilization of credit facilities or by issuing additional limited partner interests in the Partnership. The General Partner has agreed that, if necessary, it will contribute up to $7.3 million to the Partnership through November 15, 1997 in exchange for additional partnership interests to support the Partnership's ability to distribute the Minimum Quarterly Distribution, as defined in the Partnership Agreement.

     The current portion of long term debt as reflected on the June 30, 1997 balance sheet is a combination of maturing long term debt instruments along with installment payments due within the next twelve months. The Partnership intends to refinance these payments in due course. However, the Partnership has not entered into any noncancelable agreements. This refinancing will be done by either the incurrence of additional debt, the extension of existing debt, the issuance of additional Common Units, or a combination of the foregoing.

Cash Provided by Operating Activities

     Net cash provided by operating activities was $11.9 million for the six months ended June 30, 1997, versus $17.5 million in the comparable period of 1996. Higher net income of $2.1 million was offset by increased working capital requirements of $8.7 million. The increased working capital requirements resulted primarily from decreases in accrued interest, accounts payable, and other accrued liabilities, partially offset by a decrease in accounts receivable. Payments for the cash settlement of liabilities due to Enron Corp. accounted for the majority of the accounts payable reduction. Higher accrued interest balances at June 30, 1996, compared to June 30, 1997, resulted in a $5.0 million decrease in cash provided by operating activities. The decrease in accounts receivable was mainly due to collections related to settlements with Enron Corp.

Cash Used in Investing Activities

     Cash used in investing activities totaled $3.6 million during the first half of 1997 compared to $6.4 million during the first half of 1996. Additions to property, plant and equipment totaled $1.6 million in the first half of 1997 compared to $3.9 million for last year. The higher additions to property, plant and equipment in 1996 primarily reflect construction costs of a propane terminal on the North System located in Tampico, Illinois. Contributions to partnership investments decreased to $2.0 million for the first six months of 1997 as compared to $2.6 million for the first six months of 1996. The 1996 contributions reflect the Partnership's partial funding of its $6.5 million share of an expansion project in progress at the Mont Belvieu Fractionator. In July 1996, Mont Belvieu Associates negotiated a loan agreement to fund such expansion, which fulfilled the Partnership's funding obligations and allowed the return of fundings to date.

Cash Used in Financing Activities

     Cash used in financing activities totaled $8.4 million during the first half of 1997 as compared to $9.3 million during the same period in 1996. Both periods primarily reflect cash distributions paid to unitholders in the amount of $0.63 per unit in each of the first two quarters of 1997 and 1996. The $0.9 million variance represents higher debt payments during the first half of 1996 as compared to the same period in 1997.

     Kinder Morgan Energy Partners, L.P. (the "Partnership") conducts business by serving as the sole limited partner of two operating partnerships; Kinder Morgan Operating L.P. "A" ("OLP-A") and Kinder Morgan Operating L.P. "B" ("OLP-B"). The ownership percentage in the operating partnerships relating to the limited partner interest is 98.9899%. The 6,510,000 outstanding Common Units represent a 99% limited partner ownership interest in the Partnership.

     Kinder Morgan G.P., Inc. (the "General Partner") serves as the sole general partner of the two operating partnerships as well as the sole general partner of the Partnership. Pursuant to the partnership agreements, the general partner interests represent a 1% ownership interest in the Partnership, and a direct 1.0101% ownership interest in the operating partnerships. Together then, the General Partner owns an effective 2% interest in the operating partnerships; the 1.0101% direct general partner ownership interest (accounted for as minority interest in the consolidated financial statements of the Partnership) and the 0.9899% ownership interest indirectly owned via its 1% ownership interest in the Partnership.

     The partnership agreements governing the operation of the Partnership and the operating partnerships require the partnerships to distribute 100% of "Available Cash" (as defined in the partnership agreements) to the Partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available Cash consists generally of all cash receipts of the partnerships less all of their cash disbursements and net additions to reserves.

     The partnership agreements governing the Partnership generally prescribe that the Available Cash of the Partnership be distributed 98% to the Limited Partners and 2% to the General Partner. This general requirement is modified to provide for incentive distributions to be paid to the General Partner in the event that quarterly distributions to unitholders exceed certain specified targets. Incentive distributions are generally defined as all cash distributions paid to the General Partner that are in excess of 2% of the aggregate amount of cash being distributed. The General Partner's incentive distribution for the quarter ended June 30, 1997 is $964,600 compared to $25,143 for the quarter ended June 30, 1996.

     In general, Available Cash for each quarter is distributed, first, 98% to the Limited Partners and 2% to the General Partner until the Limited Partners have received a total of $0.605 per Unit for such quarter, second, 85% to the Limited Partners and 15% to the General Partner until the Limited Partners have received a total of $0.715 per Unit for such quarter, third, 75% to the Limited Partners and 25% to the General Partner until the Limited Partners have received a total of $0.935 per Unit for such quarter, and fourth, thereafter 50% to the Limited Partners and 50% to the General Partner.

     The Partnership believes that the increase in quarterly cash distributions from $0.63 for the first quarter of 1997 to $1.00 for the second quarter of 1997 is the result of favorable operating results during the first half of 1997. Operating results for the six months ended June 30, 1997 benefited from significant revenue increases due to positive volume and price changes along with reductions in combined operating, maintenance, and administrative expenses resulting from the change in control of the Partnership. The Partnership believes that future operating results will continue to support similar levels of quarterly cash distributions, however, no assurance can be given that future distributions will continue at such levels.

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

                           PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings

         See Part I., Item 1., Note 2. to
         Consolidated Financial Statements entitled
         "Litigation" which is incorporated herein by reference.


ITEM 5.  Other Information

         None.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit 10 - Kinder Morgan Energy Partners,
         L.P. Executive Compensation Plan

         Exhibit 27 - Financial Data Schedule as of and for the six months ended June 30, 1997

         (b)  Reports on Form 8-K

         Report dated April 2, 1997, on Form 8-K was filed on April 15, 1997, pursuant to Items 4.
         and 5. of that form. A change in Registrant's independent accountants was disclosed in Item 4.
         of this filing. The assignment of a gas processing agreement with Mobil Natural Gas, Inc. to KN Processing, Inc. was disclosed pursuant to Item 5. of this filing.

         Report dated April 17, 1997, on Form 8-K was filed on April 25, 1997, pursuant to Item 1.
         of that form. A change in control of Registrant was disclosed in this filing.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kinder Morgan Energy Partners, L.P.
(A Delaware Limited Partnership)

BY:  Kinder Morgan G.P., Inc.
     as General Partner


BY:  /s/David G. Dehaemers, Jr.        Dated: August 14, 1997
     -------------------------------
     David G. Dehaemers, Jr.
     Vice President and
     Chief Financial Officer