Form 10-Q
period 1997-09-30
KINDER MORGAN ENERGY PARTNERS L P
filed 1997-11-13
CIK 888228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 1997


                         Commission File Number 1-11234
                       KINDER MORGAN ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



                 Delaware                           76-0380342
      -----------------------------      -------------------------------
       (State or other jurisdiction             (I.R.S. Employer
        of incorporation or                  Identification Number)
        organization)



       1301 McKinney Street
           Suite 3450
         Houston, Texas                               77010
-----------------------------------      -------------------------------
      (Address of principal                         (Zip Code)
        executive offices)



                                 (713) 844-9500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ x ] No [ ]


 The Registrant had 14,111,200 Common Units outstanding at November 14, 1997.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                                TABLE OF CONTENTS




                                                            PAGE NO.

PART I.  FINANCIAL INFORMATION


   ITEM 1. - Financial Statements (Unaudited)

      Consolidated Statement of Income - Three Months
      and Nine Months Ended September 30, 1997 and 1996          3

      Consolidated Balance Sheet - September 30, 1997 and
      December 31, 1996                                          4

      Consolidated Statement of Cash Flows - Nine Months
      Ended September 30, 1997 and 1996                          5

      Notes to Consolidated Financial Statements (Unaudited)     6


   ITEM 2. - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                11



PART II.   OTHER INFORMATION


   ITEM 1. - Legal Proceedings                                  20


   ITEM 5. - Other Information                                  20


   ITEM 6. - Exhibits and Reports on Form 8-K                   20

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (In Thousands Except Per Unit Amounts)
                                   (Unaudited)



                                Three Months             Nine Months
                                   Ended                   Ended
                                September 30,           September 30,

                              1997        1996         1997         1996
                           ----------------------   -----------------------
Revenues
  Trade                      $17,385     $14,422      $52,553      $47,521
                           ----------   ---------   ----------   ----------
                              17,385      14,422       52,553       47,521
                           ----------   ---------   ----------   ----------

Costs and Expenses
  Cost of products sold        1,589         915        5,307        4,181
  Operations and               3,726       4,822       10,803       13,678
maintenance
  Fuel and power               1,030         938        3,756        3,134
  Depreciation and             2,657       2,490        7,797        7,344
amortization
  General and                  2,310       2,432        6,564        6,803
administrative
  Taxes other than income        758         877        2,284        2,449
taxes
                           ----------   ---------   ----------   ----------
                              12,070      12,474       36,511       37,589
                           ----------   ---------   ----------   ----------

Operating Income               5,315       1,948       16,042        9,932

Other Income (Expense)
  Equity in earnings of        1,729       1,358        4,184        3,784
partnerships
  Interest expense            (3,052)     (3,076)      (9,566)      (9,404)
  Interest income and            142       2,496          398        3,110
other, net
Minority Interest               (37)        (24)        (101)         (66)
                           ----------   ---------   ----------   ----------

Income Before Income Taxes     4,097       2,702       10,957        7,356

Income Tax (Expense)            (343)       (356)        (909)        (847)

                           ----------   ---------   ----------   ----------
Net Income                    $3,754      $2,346      $10,048       $6,509
                           ==========   =========   ==========   ==========



General Partner's interest
in Net Income                  1,072          48        2,115          139
Limited Partners' interest
in Net Income                  2,682       2,298        7,933        6,370
                           ----------   ---------   ----------   ----------

Net Income                    $3,754      $2,346      $10,048       $6,509
                           ==========   =========   ==========   ==========

Allocation of Net Income
per Limited Partner Unit       $0.20       $0.18        $0.60        $0.49
                           ==========   =========   ==========   ==========

Number of Units used in       13,482      13,020       13,176       13,020
Computation
                           ==========   =========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)
                                   (Unaudited)


                                    September       December
                                       30,             31,
                                      1997             1996
                                  -------------   -------------
ASSETS

Current Assets
  Cash and cash equivalents          $3,453         $14,299
  Restricted cash                     5,167               -
  Accounts receivable
    Trade                            10,193           7,970
    Related parties                       -           4,390
  Inventories
    Products                          1,663             882
    Materials and supplies            1,660           1,827
                               -------------   -------------
                                     22,136          29,368
                               -------------   -------------

Property, Plant and Equipment,      298,664         272,178
at cost
  Less accumulated depreciation      43,605          36,184
                               -------------   -------------
                                    255,059         235,994
                               -------------   -------------

Investments in Partnerships          31,702          32,043
                               -------------   -------------

Deferred Charges and Other            6,359           6,198
Assets
                               -------------   -------------
TOTAL ASSETS                       $315,256        $303,603
                               =============   =============


LIABILITIES AND PARTNERS'
CAPITAL

Current Liabilities
  Accounts payable
    Trade                            $3,109          $5,512
    Related parties                     243           4,520
  Current portion of long-term       11,110           1,709
debt
  Accrued liabilities                 5,114             811
  Accrued taxes                       7,192           2,304
  Distribution payable                    -           4,210
                               -------------   -------------
                                     26,768          19,066
                               -------------   -------------

Long-term Liabilities and
Deferred Credits
  Long-term debt                    130,896         160,211
  Other                               5,178           3,492
                               -------------   -------------
                                    136,074         163,703
                               -------------   -------------

Minority Interest                     1,466           2,490
                               -------------   -------------

Partners' Capital
  Common units                      148,404         117,165
  General Partner                     2,544           1,179
                               -------------   -------------
                                    150,948         118,344
                               -------------   -------------
TOTAL LIABILITIES AND
PARTNERS' CAPITAL                  $315,256        $303,603
                               =============   =============


The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                        Nine Months Ended
                                          September 30,

                                         1997          1996
                                      -----------  ------------
Cash Flows From Operating
Activities
Reconciliation of net income to
net cash provided by operating
activities
  Net Income                            $10,048        $6,509
  Depreciation and amortization           7,797         7,344
  Equity in earnings of                  (4,184)       (3,784)
partnerships

  Distributions from investments          6,425         5,206
in partnerships

  Changes in components of working
capital

    Accounts receivable                   2,167         2,629

    Inventories                            (614)          566
    Accounts payable                     (6,680)        1,613
    Accrued liabilities                   4,303            53
    Accrued taxes                         4,888           (83)
  Other, net                              1,293         1,024
                                     -----------   -----------
Net Cash Provided by Operating           25,443        21,077
Activities
                                     -----------   -----------

Cash Flows From Investing
Activities
  Acquisitions of assets                (22,184)            -
  Additions to property, plant and       (4,378)       (8,022)
equipment
  Sale of property, plant and               33             -
equipment
  Contributions to partnership           (1,900)         (484)
investments
                                     -----------   -----------
Net Cash Used in Investing              (28,429)       (8,506)
Activities
                                     -----------   -----------

Cash Flows From Financing
Activities
  Payment of debt                       (58,014)       (1,296)
  Issuance of debt                       38,100             -
  Increase in restricted cash            (5,167)            -
  Net proceeds from issuance of          33,919             -
common units
  Distributions to partners
 Common units                           (14,712)      (12,303)
 General Partner                         (1,163)         (201)
 Minority interest                         (162)         (126)
  Other, net                               (661)            -
                                     -----------   -----------
Net Cash Used in Financing               (7,860)      (13,926)
Activities
                                     -----------   -----------

(Decrease) in Cash and Cash             (10,846)       (1,355)
Equivalents
Cash and Cash Equivalents,               14,299        14,202
Beginning of Period
                                     -----------   -----------
Cash and Cash Equivalents, End of        $3,453       $12,847
Period
                                     ===========   ===========



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

     Allocation of Net Income per Limited Partner Unit was computed by dividing Limited Partners' interest in Net Income by the weighted average number of Common Units outstanding during the period.

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

     Four purported class actions have been filed arising out of the proposed acquisition (the "Transaction") by the Partnership of substantially all of the assets of Santa Fe Pacific Pipelines, L.P. ("Santa Fe") See note 11). On October 23, 1997, shortly after the announcementof the Transaction, a purported Santa Fe Common Unit holder class action was filed in the Court of Chancery of the State of Delaware (Ruderman v. Santa Fe Pacific Pipeline Partners, L.P., C.A. No. 16002NC). Later on the same day another purported Santa Fe Common Unit holder class action was filed in the Superior Court of the State of California, County of Orange (Vogel v. Santa Fe Pacific Pipeline Partners, L.P., Case No. 785816). On October 24, 1997, a second purported Santa Fe Common Unit holder class action was filed in the Court of Chancery of the State of Delaware (Beck v. Santa Fe Pacific Pipeline Partners, L.P., C.A. No. 16005). On November 6, 1997, a third purported Santa Fe Common Unit holder class action was filed in the Court of Chancery of the State of Delaware (Hocheiser v. Santa Fe Pacific Pipeline Partners, L.P., C.A. No. 16023NC).

     The actions name as defendants Santa Fe, Santa Fe Pacific Pipelines, Inc., the general partner of Santa Fe (the "SF General Partner"), and the individual members of the SF General Partner Board of Directors. In addition, Vogel and Ruderman name the Partnership as a defendant and Beck names the parent company of the SF General Partner as a defendant. In general, the actions variously allege that the individual defendants suffered from a conflict of interest in the negotiation of the Transaction, that despite this conflict they did not appoint or retain independent representation for the Santa Fe Common Unit holders, and that this conflict resulted in an excessive payment to the SF General Partner. The actions further allege that the defendants breached their duties of loyalty and due care to the Santa Fe Common Unit holders and that the defendants failed to fully inform themselves about the value of the Santa Fe Common Units (including allegedly failing to obtain valid appraisals of the value of the SF General Partner's interests in Santa Fe, failing to conduct an auction process or active market check, and failing to examine the fairness of the Transaction). Beck and Vogel allege that the terms of the Transaction are intrinsically unfair and inadequate from the Santa Fe Common Unit holders' perspective. Ruderman alleges that the payment to the SF General Partner "constitutes an unlawful payoff, kickback, or conversion of Partnership assets." Vogel alleges that the defendants allowed the price of the Santa Fe Common Units to be capped, depriving plaintiffs of the opportunity to realize an increase in the value of the Santa Fe Common Units. Beck alleges that the defendants intended to take advantage of the disparity between the knowledge and information possessed by the defendants compared to the class by inducing the Santa Fe Common Unit holders to approve the Transaction based on incomplete or inadequate information.

     The actions seek certification of a class action on behalf of the Santa Fe Common Unit holders. The actions seek preliminary and permanent injunctions of the Transaction, rescission of the transaction if it is consummated, an award of rescissory damages and other damages including attorneys' fees, an accounting by defendants of any special benefits obtained from the Transaction, imposition of a constructive trust for any consideration received by the defendants, and any other relief the court finds appropriate.

     The Partnership believes that all of these lawsuits are without merit and intend to oppose them vigorously.

3.   Cash and Cash Equivalents - Restricted

     A financing agreement requires the Partnership to continuously maintain in cash and cash equivalents an amount equal to a stated percentage of principal due, if any, within the succeeding nine months and a stated percentage of interest due, if any, within the succeeding three months. This amount is shown on the September 30, 1997 balance sheet as Cash and cash equivalents - restricted. No such amount existed at December 31, 1996.

4.   Two-for-One Common Unit Split

     On  September  2,  1997,  the  Partnership's  General  Partner  approved  a
two-for-one   Unit  split  of  the   Partnership's   outstanding   Common  Units
representing limited partner interests in the Partnership. The Unit split entitled common unitholders to one additional Common Unit for each Common Unit held. The issuance and mailing of split Units occurred on October 1, 1997 to unitholders of record on September 15, 1997. All references to the number of Common Units and per Unit amounts in the consolidated financial statements and related notes have been restated to reflect the effect of the split for all periods presented.

5.   Distributions

     On August 15, 1997, the Partnership paid a cash distribution for the quarterly period ended June 30, 1997, of $0.50 per Unit. The distribution was declared on July 16, 1997, payable to unitholders of record as of July 31, 1997.

     On October 15, 1997, the Partnership declared a cash distribution for the quarterly period ended September 30, 1997, of $0.50 per Unit. The distribution will be paid on November 14, 1997, to unitholders of record as of October 31, 1997.

6.   Investment in Mont Belvieu Associates

     Summarized income statement information for the Partnership's investment in Mont Belvieu Associates, of which it holds a 50% interest, is presented below (in thousands):

                         Three Months            Nine Months
                       Ended September              Ended
                              30,                September 30,

                        1997        1996        1997     1996
                     ----------------------   ------------------
Income Statement
  Revenues              $8,530      $7,291     $25,824  $19,667
  Expenses              $5,343      $4,385     $17,357  $12,034
  Net Income            $3,187      $2,906      $8,467   $7,633

7. Partners' Capital

     At December 31, 1996, Partners' capital consisted of 11,300,000 Common Units held by third parties and 1,720,000 units held by the General Partner. Together, these 13,020,000 units represented the limited partners' interest and a 98% economic interest in the Partnership. The general partner interest represents a 2% economic interest in the Partnership, as defined in the Partnership Agreement. On February 14, 1997, the limited partner interests held by the General Partner were converted to Common Units. Also, on February 14, 1997, 858,000 of these Units were sold by the General Partner to a third party. The General Partner retained the remaining 862,000 Units. Since the Units owned by the General Partner are now Common Units, they are no longer separately disclosed.

     For purposes of maintaining partner capital accounts, the Partnership agreement specifies that items of income and loss, shall be allocated among the partners in accordance with their respective percentage interests. Normal allocations according to percentage interests are done only, however, after giving effect to any priority income allocations in an amount equal to incentive distributions allocated 100% to the General Partner.

     Incentive distributions allocated to the General Partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. For each of the first three quarters of 1996 and the first quarter of 1997, the Partnership's cash distribution of $0.315 per Unit required an incentive distribution of $25,143 to the General Partner. The Partnership's cash distribution of $0.50 per Unit for the second quarter of 1997 required an incentive distribution of $964,600 to the General Partner. The Partnership's declaration of a $0.50 per Unit cash distribution for the third quarter of 1997 will result in an incentive distribution of $1,045,442 to the General Partner. The increased incentive distribution for the third quarter of 1997 reflects the issuance of additional Common Units. In the third quarter, the Partnership issued 1,091,200 Common Units and received net proceeds of $33.9 million.

8. Related Party Transactions

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

9.  Significant Events - Coal Transfer, Storage, and
Services

     In April, 1997, the Partnership formed a new business unit under the operation of Kinder Morgan Operating L.P. "B" ("OLP-B"). The business unit, Red Lightning Energy Services, markets coal and provides coal blending and storage services.

10.  Acquisitions

     In September, 1997, the Partnership formed a third operating partnership, Kinder Morgan Operating L.P. "C" ("OLP-C"). OLP-C received capital contributions in the amount of $17.05 million and $.17 million from the Partnership and the General Partner, respectively. In exchange for their individual contributions, the Partnership received a 98.9899% limited partner ownership interest in OLP-C, and the General Partner received a 1.0101% general partner ownership interest.

     On September 4, 1997, OLP-C announced the completion of its purchase, for approximately $17 million, of all of the outstanding capital stock of BRT Transfer Terminal, Inc. ("BRT") from Vulcan Materials Company. BRT operated a coal loading and storage terminal in southwest Kentucky, on the Tennessee River near the Kentucky Lake Dam. Following the acquisition, the acquired corporate entity was liquidated and the assets were distributed to OLP-C. The terminal conducts business as Grand Rivers Terminal ("GRT"). The Partnership has accounted for the acquisition under the purchase method of accounting and the allocation of the purchase price resulted in the establishment of $22 million of depreciable property, plant, and equipment with a $5 million estimated tax liability resulting from the liquidation of BRT.

11.  Subsequent Events

     On October 18, 1997, the Partnership signed a Definitive Agreement to purchase substantially all of the assets of Santa Fe Pacific Pipeline Partners, L.P. ("Santa Fe") for approximately 26.6 million Common Units and approximately $85 million in cash. Santa Fe is one of the largest independent refined petroleum products pipelines in the United States. It serves six Western states with approximately 3,300 miles of common carrier pipeline and thirteen truck loading terminals. The transaction is subject to the approval of the California Public Utilities Commission, the receipt of certain lender consents, the approval of the unitholders of both the Partnership and Santa Fe, and certain other conditions. Closing of the transaction is anticipated to occur in the first quarter of 1998. Following the purchase, the Partnership intends to conduct the acquired operations under a fourth operating partnership, Kinder Morgan Operating L.P.
"D" ("OLP-D").

     On October 27, 1997, the Partnership announced its intention to form a new partnership with Shell Western E&P Inc. The new partnership, which will conduct business as Shell CO2 Company, Ltd., will explore, produce, market, and transport carbon dioxide (CO2) for enhanced oil recovery throughout the continental United States. The Partnership will receive a 20 percent interest in the new partnership by contributing its CO2-dedicated Central Basin Pipeline and approximately $25 million in cash. The transaction is subject to certain conditions, including the execution of a definitive partnership agreement, certain lender consents, and regulatory approvals. Closing of the transaction is anticipated to occur before year-end.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Third Quarter 1997 Compared With Third Quarter 1996

     Net income of the Partnership increased by 60% to $3.8 million in 1997. The increase primarily relates to higher earnings from the coal businesses, the North System, and the Central Basin Pipeline. Higher overall quarterly earnings were partially offset by lower earnings from the gas processing and fractionation segment.

     Revenues grew in all business units except gas processing and fractionation. Total revenues of the Partnership increased $3.0 million (21%) in the third quarter of 1997 compared to the third quarter of 1996. The increase was primarily due to increased coal activity. The coal transfer, storage, and services segment reported revenues of $5.0 million and $2.2 million for the three months ended September 30, 1997 and 1996, respectively. The increase in coal revenues was mainly due to a 36% increase in coal transport volumes and inclusion of the Red Lightning coal services unit in 1997. The Central Basin Pipeline reported a 17% increase in revenues in the third quarter of 1997 compared to the comparable quarter of last year. This was due to a 4% increase in average daily delivery volumes and slightly higher average tariffs. Both the North System and the Cypress Pipeline reported 8% increases in revenues and throughput volumes for the third quarter compared to the same prior year period. The North System also realized a 9% increase in average tariff per barrel transported.

     Revenues decreased at the Partnership's Painter Plant due to the termination of the gas processing agreement by Chevron, USA ("Chevron") effective as of August 1, 1996. Loss of processing revenues at Painter was partially offset by lease revenue earned from the Painter Fractionator pursuant to the operating lease agreement with Amoco Oil Company ("Amoco"), executed February 14, 1997.

     Operating statistics for the third quarter are as follows:


                                  Third Quarter

                                  1997      1996
                              -------------------
Liquids Pipelines
  North System
   Delivery Volumes (MMBbls)        7.2       6.7
   Average Tariff ($/Bbl)         $0.81     $0.74

  Cypress Pipeline
   Delivery Volumes (MMBbls)        3.3       3.0
   Average Tariff ($/Bbl)         $0.46     $0.47

  Central Basin Pipeline
   Delivery Volumes (MMcf/d)        199       191
   Average Tariff ($/Mcf)         $0.17     $0.16

Coal Transfer, Storage, and
Services
  Coal Terminals
   Transport Volumes(MM Tons)       2.3       1.6
   Average Revenues ($/Ton)       $1.32     $1.29

Gas Processing and
Fractionation
  Painter Gas Processing Plant
   Processing Volumes (MMcf/d)        -         -
   Average Revenues ($/Mcf)       $0.00     $0.00
   Fractionator Volumes               -       4.0
(MBbls/d)
   Average Revenues  ($/Bbl)      $0.00     $0.98




     Earnings contribution by business segment for the third quarter is as follows:

      Earnings Contribution by Business Segment*
                      (Unaudited)
                    (In Thousands)
                                       Third Quarter
                                       1997     1996
     Liquids pipelines                 5,273   3,770
     Coal transfer, storage,
      and services                     2,826   1,187
     Gas processing and fractionation    768   2,803
     ----------------------
     *   Excludes general and administrative
expenses, debt costs and   minority interest.

     Cost of products sold increased 74% to $1.6 million in the third quarter of 1997 compared to the third quarter of 1996. This increase was primarily due to costs attributable to the Red Lightning coal services unit, partially offset by lower cost of sales reported by the North System.

     Operations and maintenance expense, combined with general and administration expense, declined 17% to $6.0 million in the third quarter of 1997 compared to the third quarter of 1996. This decrease was chiefly related to the change in management resulting from the purchase of the General Partner from Enron Liquids Holding Corp., the assignment of the Mobil Agreement to KN, and the lease of the Painter Facility to Amoco Oil Company.

     Fuel and power expense for the three months ended September 30, 1997 totaled $1.0 million, compared with $0.9 million for the corresponding period in 1996. This 10% increase resulted primarily from higher expense at the coal terminals due to increased coal operations. The liquids pipelines segment reported a slight increase (4%) in fuel and power expense due to higher throughput.

     Earnings from investments in partnerships increased 27% to $1.7 million in the third quarter of 1997 as compared to the third quarter of 1996. This was mainly due to an 18% increase in equity earnings from the Partnership's investment in Mont Belvieu Associates.

     Interest and other income decreased $2.4 million in the third quarter of 1997 when compared to the same period last year. The third quarter 1996 amount includes a non-recurring gain of $2.5 million, attributable to the cash buyout received from Chevron for early termination of a gas processing contract at the Painter Plant.


Nine Months Ended September 30, 1997 Compared With
Nine Months Ended September 30, 1996

     Net income of the Partnership increased 54% to $10.0 million in 1997 from $6.5 million in 1996. A significant earnings increase was attributable to the coal transfer, storage, and services segment. This segment reported net income of $8.1 million in the first nine months of 1997 compared to $3.5 million in the first nine months of 1996. The 1997 earnings include the results of Grand Rivers Terminal, which was acquired by the Partnership in September, and the Red Lightning coal services unit. The Partnership also realized higher earnings from all three pipelines included in the liquids pipelines segment: the North System, the Central Basin Pipeline, and the Cypress Pipeline. Together, the liquids pipelines reported a 20% earnings increase in the first nine months of 1997 when compared to the same year-ago-period. Higher overall earnings were offset by lower earnings in the gas processing and fractionation business units.

     Revenues of the Partnership increased $5.0 million (11%) in the first nine months of 1997 compared to the same period in 1996. Significant revenue growth was reported by the North System and all units in the coal transfer, storage, and services segment. The North System reported an 18% increase in revenues that resulted from a 13% increase in average tariff rates. The coal terminals reported a 54% increase in revenues in the first nine months of 1997 when compared to the same period last year. This resulted from a 39% increase in tons transported. The Red Lightning coal services unit began operations in the second quarter of 1997 and generated $3.5 million of revenue through September. Revenues from the Cypress Pipeline increased 10% due to an 11% increase in delivery volumes.

     The overall increase in Partnership revenue was offset by slightly lower revenues (5%) from the Central Basin Pipeline. Although average daily delivery volumes increased 20%, Central Basin's revenues were negatively affected by slightly lower average tariffs for the first six months of 1997 and reduced deficiency credit payments. Also, lower revenues were reported by the gas processing and fractionation units due to the leasing of the Painter Facility and the assignment of the Mobil Agreement at Bushton.

     Operating statistics for the first nine months of 1997 and 1996 are as follows:

                         Nine Months Ended September 30,

                                   1997       1996
                               --------------------
Liquids Pipelines
  North System
   Delivery Volumes (MMBbls)       22.5       22.5
   Average Tariff ($/Bbl)         $0.88      $0.78

  Cypress Pipeline
   Delivery Volumes (MMBbls)        9.6        8.6
   Average Tariff ($/Bbl)         $0.46      $0.47

  Central Basin Pipeline
   Delivery Volumes (MMcf/d)        196        163
   Average Tariff ($/Mcf)         $0.15      $0.16

Coal Transfer, Storage, and
Services
  Coal Terminals
   Transport Volumes (MM Tons)      6.2        4.4
   Average Revenues ($/Ton)       $1.35      $1.31


Gas Processing and
Fractionation
  Painter Gas Processing Plant
   Processing Volumes (MMcf/d)        -       18.3
   Average Revenues ($/Mcf)       $0.00      $0.34
   Fractionator                     0.9        4.6
Volumes(MBbls/d)
   Average Revenues ($/Bbl)       $0.98      $0.97


     Earnings contribution by business segment for the first nine months of 1997 and 1996 is as follows:

      Earnings Contribution by Business Segment*
                      (Unaudited)
                    (In Thousands)
                              Nine Months Ended September 30,
                                       1997     1996
     Liquids pipelines                15,735   13,070
     Coal transfer, storage,
      and services                     8,063    3,540
     Gas processing and fractionation  1,580    5,682
     ----------------------
     * Excludes general and administrative expenses, debt costs and minority interest.

     Cost of products sold increased 27% to $5.3 million in the first nine months of 1997 compared to the first nine months of 1996. This was primarily due to costs incurred by the Red Lightning coal services unit and a purchase/sale contract recorded by the North System in the first half of 1997. Higher overall cost of products sold was partially offset by lower purchase/sale contracts reported by the Central Basin Pipeline.

     Fuel and power expense increased to $3.8 million (23%) in the first nine months of 1997 compared to $3.1 million in the same period of last year. This was mainly the result of higher fuel costs incurred by the North System, the Cypress Pipeline, and the coal terminals. Increased volumes accounted for the higher costs reported by the Cypress Pipeline and the coal terminals.

     Operations and maintenance expense, combined with general and administration expense, decreased 15% to $17.4 million in the first nine months of 1997 as compared to the first nine months of 1996. This decrease was primarily due to cost savings realized by new management, lower expenses associated with the assignment of the Mobil Agreement to KN, and the lease of the Painter Facility to Amoco Oil Company. The overall favorable change was partially offset by higher expenses at the coal terminals due to increased business activity.


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

     The current portion of long term debt as reflected on the September 30, 1997 balance sheet is a combination of maturing long term debt instruments and installment payments due within the next twelve months. The Partnership intends to refinance these payments in due course. However, the Partnership has not entered into any noncancelable agreements. This financing will be done by either the incurrence of additional debt, the extension of existing debt, the issuance of additional Common Units, or a combination of the foregoing. In November, the Partnership extended a maturing revolving credit facility to mature in May, 1999.


Cash Provided by Operating Activities

     Net cash provided by operating activities was $25.4 million for the nine months ended September 30, 1997, versus $21.1 million for the comparable period of 1996. This $4.3 million period-to-period increase in cash flow from operations was primarily the result of a $3.5 million improvement in net earnings and a $1.2 million increase in distributions received from the Partnership's investment in Mont Belvieu Associates. The completion of an expansion project at the Mont Belvieu Fractionator in 1997 enabled Mont Belvieu Associates to realize an 11% increase in earnings for the first nine months of 1997 as compared to the same period last year.

Cash Used in Investing Activities

     Cash used in investing activities totaled $28.4 million during the first nine months of 1997 compared to $8.5 million during the first nine months of 1996. Additions to property, plant and equipment totaled $26.6 million in the September, 1997 year-to-date period compared to $8.0 million for the same period in 1996. This large increase reflects the Partnership's purchase of $22.2 million of property, plant and equipment relating to the September, 1997 acquisition of BRT. For more information, see Note 10. to the consolidated financial statements. Excluding the effect of assets purchased in the BRT acquisition, capital additions in the first nine months of 1997 were $3.6 million lower than capital additions in the comparable 1996 period. The higher additions to property, plant and equipment in 1996 primarily reflect construction costs of a propane terminal on the North System located in Tampico, Illinois.

     Contributions to partnership investments increased to $1.9 million for the first nine months of 1997 as compared to $0.5 million for the first nine months of 1996. The 1997 contributions reflect the Partnership's funding of its share of loan repayments associated with the completion, in 1996, of an expansion project at the Mont Belvieu Fractionator.


Cash Used in Financing Activities

     Net cash used in financing activities was $7.9 million and $13.9 million for the nine months ended September 30, 1997 and 1996, respectively. This decrease of $6.0 million from the comparable 1996 period was the result of $33.9 million in net proceeds received from the issuance of Common Units, partially offset by debt payments, distributions to partners, and an increase in restricted cash. Distributions to partners increased to $16.0 million for the first nine months of 1997 compared to $12.6 million for the same period last year. This increase reflects a cash distribution of $0.50 per Unit for the second quarter of 1997 as compared to a distribution of $0.315 for the same quarter of 1996.

     Kinder Morgan Energy Partners, L.P. (the "Partnership") conducts business by serving as the sole limited partner of three operating partnerships: Kinder Morgan Operating L.P. "A" ("OLP-A"), Kinder Morgan Operating L.P. "B" ("OLP-B"), and Kinder Morgan Operating L.P. "C" ("OLP-C"). The ownership percentage in the operating partnerships relating to the limited partner interest is 98.9899%. The 14,111,200 outstanding Common Units at September 30, 1997 represent a 99% limited partner ownership interest in the Partnership.

     Kinder Morgan G.P., Inc. (the "General Partner") serves as the sole general partner of the three operating partnerships as well as the sole general partner of the Partnership. Pursuant to the partnership agreements, the general partner interests represent a 1% ownership interest in the Partnership, and a direct 1.0101% ownership interest in the operating partnerships. Together then, the General Partner owns an effective 2% interest in the operating partnerships; the 1.0101% direct general partner ownership interest (accounted for as minority interest in the consolidated financial statements of the Partnership) and the 0.9899% ownership interest indirectly owned via its 1% ownership interest in the Partnership.

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

     The partnership agreement governing the Partnership generally prescribes that the Available Cash of the Partnership be distributed 98% to the Limited Partners and 2% to the General Partner. This general requirement is modified to provide for incentive distributions to be paid to the General Partner in the event that quarterly distributions to unitholders exceed certain specified targets. Incentive distributions are generally defined as all cash distributions paid to the General Partner that are in excess of 2% of the aggregate amount of cash being distributed. The General Partner's incentive distribution for the quarter ended September 30, 1997 is $1,045,442 compared to $25,143 for the quarter ended September 30, 1996.

     In general, Available Cash for each quarter is distributed, first, 98% to the Limited Partners and 2% to the General Partner until the Limited Partners have received a total of $0.3025 per Unit for such quarter, second, 85% to the Limited Partners and 15% to the General Partner until the Limited Partners have received a total of $0.3575 per Unit for such quarter, third, 75% to the Limited Partners and 25% to the General Partner until the Limited Partners have received a total of $0.4675 per Unit for such quarter, and fourth, thereafter 50% to the Limited Partners and 50% to the General Partner.

     The Partnership believes that the increase in quarterly cash distributions from $0.315 for each of the four quarters of 1996 and the first quarter of 1997 to $0.50 for each of the second and third quarters of 1997 is the result of favorable operating results during the first nine months of 1997. Operating results for the nine months ended September 30, 1997 benefited from significant revenue increases due to positive volume and price changes along with reductions in combined operating, maintenance, and administrative expenses resulting from the change in control of the Partnership. The Partnership believes that future operating results will continue to support similar levels of quarterly cash distributions, however, no assurance can be given that future distributions will continue at such levels. Subject to the closing of the Santa Fe purchase, the Partnership anticipates a minimum quarterly distribution of $0.5625 per Common Unit beginning in the first post-closing quarter.

Capital Requirements for Pending Transactions

     Shell CO2 Company. On October 24, 1997, the Partnership entered into a letter of intent to transfer the Central Basin Pipeline and $25 million in cash to Shell CO2 Company, Ltd. ("Shell CO2 Company"), a limited partnership to be formed with Shell Western E&P, Inc. ("Shell"). Shell CO2 Company will explore, produce, market, and transport CO2 for enhanced oil recovery throughout the continental United States. The closing of the transaction is anticipated to occur before year-end. The Partnership intends to finance its cash investment in Shell CO2 Company through a bridge loan facility to be arranged by its financial advisor (the "Bridge Loan Facility"). In the event that the Partnership is unable to obtain the requisite consent of the holders of the First Mortgage Notes to the substitution of the Partnership's interest in Shell CO2 Company for the Central Basin Pipeline as collateral for the Partnership's First Mortgage Notes, the Partnership intends to refinance the First Mortgage Notes through the Bridge Loan Facility or make other acceptable financial arrangements.

     Santa Fe Pacific Pipeline Partners, L.P. On October 17, 1997, the Partnership and the General Partner entered into a purchase agreement (the "Purchase Agreement") with Santa Fe Pacific Pipeline Partners, L.P. ("Santa Fe"), Santa Fe Pacific Pipelines, Inc., the general partner of Santa Fe (the "SF General Partner"), and SFP Pipeline Holdings, Inc., the parent company of the SF General Partner ("SF Holdings"). Pursuant to the terms of the Purchase Agreement, the Partnership has agreed to acquire substantially all of the assets of Santa Fe in exchange for the issuance of 1.39 Common Units for each common unit of Santa Fe (an aggregate of approximately 26.6 million Common Units) and approximately $85 million in cash (the "Santa Fe Acquisition"). The Santa Fe Acquisition is anticipated to close in the first quarter of 1998.

     The Partnership intends to finance the $85 million cash portion of the purchase price through the Bridge Loan Facility.

     The number of Common Units ultimately to be issued may be reduced by up to approximately 11.3 million Common Units depending upon the actions taken by the Partnership with respect to SF Holdings' $218,981,000 Variable Rate Exchangeable Debentures Due 2010 (the "VREDs"). The closing of the Santa Fe Acquisition will constitute an Exchange Event (as defined in the Indenture governing the VREDs) and, as a result, each $1,000 principal amount of VREDs will become exchangeable for approximately 51.7 Common Units (which is equal to approximately $2,017 based on the closing price of the Common Units ($39.00) on October 17, 1997, the last full trading day before the announcement of the Santa Fe Acquisition). The Partnership may seek to acquire for cash some or all of the VREDs at a price that would be less than the fair market value of the Common Units into which the VREDs will be exchangeable. The Partnership intends to finance the purchase price for any VREDs so acquired with the Bridge Loan Facility.

     Bridge Loan Facility. Although the Partnership's financial advisor with respect to the Santa Fe Acquisition has agreed to attempt to arrange the Bridge Loan Facility, the Partnership does not currently have a commitment for any such facility. The Partnership intends to repay the Bridge Loan Facility following the closing of the Santa Fe Acquisition with the proceeds from the sale of Common Units, the issuance of long term debt or a combination thereof. There can be no assurance that the Partnership will be able to obtain the Bridge Loan Facility (or issue Common Units or long term debt to repay the Bridge Loan Facility) upon terms acceptable to the Partnership.

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

              PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings

         See Part I., Item 1., Note 2. to
Consolidated Financial Statements (Unaudited) entitled "Litigation".


ITEM 5. Other Information

         None.


ITEM 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit 10.1 - Agreement to Purchase Units dated August 7, 1997 between Kinder Morgan Energy Partners, L.P. and the Purchasers listed on Schedule A thereto (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated August 7, 1997 and incorporated herein by reference).

         Exhibit 10.2 - Amended and Restated Agreement to Purchase Units dated as of August 13, 1997 between Kinder Morgan Energy Partners, L.P. and First Union Investors, Inc. (filed as Exhibit 10.2 to the Partnership's Current Report on Form 8-K dated August 7, 1997 and incorporated herein by reference).

         Exhibit 27 - Financial Data Schedule as of and for the nine months ended September 30, 1997


         (b)  Reports on Form 8-K

         Report dated August 7, 1997, on Form 8-K was filed on August 29, 1997. Agreements between the Partnership and certain investors relating to the purchase of Common Units from the Partnership were filed as exhibits pursuant to
Item 7. of that form.

         Report dated September 2, 1997, on Form 8-K was filed on September 3, 1997. The Partnership's two-for-one Common Unit split was reported pursuant to
Item 5. of that form.

         Report dated October 18, 1997, on Form 8-K was filed on October 21, 1997, pursuant to Items 5. and 7. of that form. An agreement to purchase the assets of Santa Fe Pacific Pipeline Partners, L.P. was disclosed according to
Item 5., and exhibits of the purchase agreement and associated press release were filed pursuant to Item 7.

                      SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kinder Morgan Energy Partners, L.P.
(A Delaware Limited Partnership)

BY:  Kinder Morgan G.P., Inc.
     as General Partner


BY:  /s/David G. Dehaemers, Jr.        Dated:
November 14, 1997
     David G. Dehaemers, Jr.
     Vice President and
     Chief Financial Officer