Form 10-K405
period 1997-12-31
KINDER MORGAN ENERGY PARTNERS L P
filed 1998-03-31
CIK 888228

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                            F O R M   10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997   Commission file number:  1-11234


                  KINDER MORGAN ENERGY PARTNERS, L.P.
     (Exact name of registrant as specified in its charter)


             DELAWARE                               76-0380342
    (State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)                Identification No.)


             1301 McKinney Street, Ste. 3450, Houston, Texas 77010
               (Address of principal executive offices)(zip code)
     Registrant's telephone number, including area code:    713-844-9500



 Securities registered pursuant to Section 12(b) of the Act:


Title of each class           Name of each exchange on which registered

 Common Units                           New York Stock Exchange


      Securities registered pursuant to Section 12(g) of the Act:
                                 None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of the Common Units held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on March 25, 1998 was approximately $1,361,127,733. This figure assumes that only the General Partner of the Registrant and officers and directors of the General Partner of the Registrant were affiliates. As of March 25, 1998 the registrant had 40,727,126 Common Units outstanding. Information relating to the Common Units has been retroactively restated to give effect to a two-for-one Unit split approved by the Registrant on September 2, 1997. The issuance and mailing of split Units occurred on October 1, 1997 to unitholders of record on September 15, 1997.

                       KINDER MORGAN ENERGY PARTNERS, L.P.
                                TABLE OF CONTENTS


                                                       Page No.

                             P A R T  I

Items 1. and 2.    Business and Properties                   1

Item 3.            Legal Proceedings                        37

Item 4.            Submission of Matters to a Vote
                   of Security Holders                      41

                            P A R T  II

Item 5.            Market for the Registrant's Common
                   Units and Related Security
                   Holder Matters                           42

Item 6.            Selected Financial Data                  43

Item 7.            Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operation                             44

Item 7A.           Quantitative and Qualitative Disclosures
                   About Market Risk                        50

Item 8.            Financial Statements and Supplementary
                   Data                                     50

Item 9.            Changes in and Disagreements on
                   Accounting and Financial Disclosure      50

                            P A R T  III

Item 10.           Directors and Executive Officers of the
                   Registrant                               51

Item 11.           Executive Compensation                   53

Item 12.           Security Ownership of Certain Beneficial
                   Owners and Management                    55

Item 13.           Certain Relationships and Related
                   Transactions                             56


                            P A R T  IV

Item 15.           Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K                  57

Financial Statements                                       F-1

                              P A R T  I


Items 1 and 2. Business and Properties

  Kinder Morgan Energy Partners, L.P. ("Registrant" or "Partnership"), a Delaware limited partnership, is a publicly traded master limited partnership ("MLP") formed in August 1992. Through its operating limited partnerships ("OLPs"), the Partnership manages a diversified portfolio of midstream energy assets. On February 14, 1997, Kinder Morgan, Inc., a Delaware corporation formerly known as KC Liquids Holding Corporation ("KMI"), acquired from Enron Liquids Holding Corporation, a Delaware corporation ("ELHC"), all of the issued and outstanding common stock of Enron Liquids Pipeline Company, the general partner of the Partnership and a Delaware corporation (the "General Partner"), for approximately $21.7 million. As a result of KMI's acquisition of the common stock of the General Partner, KMI indirectly acquired a general partner and limited partner interest in the Partnership.

  In connection with the transaction Kinder Morgan, Inc., changed the names of the following entities:
Old Name                               New Name             Function
-------------------------------------------------------------------------
Enron Liquids Pipeline        Kinder Morgan G.P., Inc.   General Partner
Company
Enron Liquids Pipeline, L.P.  Kinder Morgan Energy             MLP
                              Partners, L.P.
Enron Liquids Pipeline        Kinder Morgan Operating          OLP
Operating, L.P.               L.P. "A"
Enron Transportation          Kinder Morgan Operating          OLP
Services, L.P.                L.P. "B"

  The following chart shows the organizational structure and ownership of entities.

  [Chart showing the following ownership structure:

     Kinder Morgan, Inc. owning 100% of Kinder Morgan G.P., Inc.

     Kinder Morgan G.P., Inc. owning a 1.0101% general partner interest in Kinder Morgan Operating L.P. "A", Kinder Morgan Operating L.P. "B", Kinder Morgan Operating L.P. "C" and Kinder Morgan Operating L.P. "D", and owning a 2.1% limited partner interest and 1% general partner interest in Kinder Morgan Energy Partners, L.P.

     The public owns 96.9% of Kinder Morgan Energy Partners, L.P.

     Kinder Morgan Energy Partners, L.P. owning a 98.9899% limited partner interest in Kinder Morgan Operating L.P. "A", Kinder Morgan Operating L.P. "B", Kinder Morgan Operating L.P. "C" and Kinder Morgan Operating L.P. "D".

     Kinder Morgan Operating L.P. "A" owning the North System Pipeline, the
       Cypress Pipeline, a 50% interest in Heartland Pipeline Company and a 100% interest in Kinder Morgan CO2 LLC, which owns a 20% interest in Shell CO2 Company, Ltd. Kinder Morgan Operating L.P. "A" also owning a 100% interest in Kinder Morgan Natural Gas Liquids, Inc., which owns a 50% interest in Mont Belvieu Associates, which owns a 50% interest in the Mont Belvieu fractionator.

     Kinder Morgan Operating L.P. "B" owning the Cora Coal Terminal, the
       Painter plant and Red Lightning.

     Kinder Morgan Operating L.P. "C" owning the Grand Rivers Coal Terminal.

     Kinder Morgan Operating L.P. "D" owning a 99.5% general partner interest in SFPP, L.P.]

See Item 12 for information regarding the ownership of KMI.

The Partnership also changed its address to 1301 McKinney Street, Suite 3450, Houston, Texas 77010 and its telephone number to (713) 844-9500.

  Kinder Morgan Operating, L.P. "A" (OLP-A) is a Delaware limited partnership which owns:

(i) the North System pipeline, which transports natural gas liquids ("NGLs") and petroleum products between South Central Kansas and the Chicago area and various intermediate points and which includes eight terminals ;

(ii) the Cypress Pipeline, which transports NGLs from the Mont Belvieu, Texas hub to a major petrochemical producer in Lake Charles, Louisiana;

(iii) an indirect 20% limited partner interest in Shell CO2 Company, Ltd. ("Shell CO2 Company"), formed in March, 1998 by the Partnership and affiliates of Shell Oil Company ("Shell"), which will transport, market, produce and explore for CO2 to be used in enhanced oil recovery projects throughout the continental United States;

(iv) an indirect 25% interest in a 200,000 barrels per day Y-grade fractionation facility located near Mont Belvieu, Texas; and

(v) a 50% interest in the Heartland Pipeline Company, a partnership with Conoco Inc. ("Conoco") which ships refined petroleum products.

  Kinder Morgan Operating L.P. "B" (OLP-B) is a Delaware limited partnership which owns:

(i) the Cora coal terminal, a high-speed, rail-to-barge coal transfer and storage facility, located in Cora, Illinois on the Mississippi River; and

(ii) the Painter Gas Processing Plant, a natural gas processing plant, fractionator, and NGL terminal with truck and rail loading facilities.

  Kinder Morgan Operating, L.P. "C" (OLP-C) is a Delaware limited partnership formed in September 1997 to acquire the Grand Rivers coal terminal, a high speed coal transfer and storage facility, located on the Tennessee River above the Kentucky Dam. The terminal has facilities for unloading trains, trucks and barges with loading facilities for trucks and barges.

  Kinder Morgan Operating L.P. "D" (OLP-D), a Delaware limited partnership, acquired on March 6, 1998, 99% of SFPP, L.P. ("SFPP"), the operating partnership of Santa Fe Pacific Pipeline Partners, L.P. ("Santa Fe"). The Partnership acquired the interest of Santa Fe's common unit holders in SFPP in exchange for
26.6 million Common Units (1.39 Common Units for each Santa Fe common unit). The Partnership paid $84.4 million to Santa Fe Pacific Pipelines, Inc. (the "SF General Partner") in exchange for the general partner interest in Santa Fe. Also on March 6, 1998, SFPP redeemed from the SF General Partner a .5% interest in SFPP for $5.8 million. The redemption was paid from SFPP's cash reserves. After the redemption, the SF General Partner continues to own a .5% special limited partner interest in SFPP and OLP-D owns a 99.5% general partner interest in SFPP. Since the acquisition occurred after December 31, 1997, unless the context indicates otherwise, the financial and operating data in this report does not include information for SFPP. Assets acquired in this transaction comprise the Partnership's Pacific Operations, which includes thirteen owned and operated terminals and four pipeline systems:

(i) the South Line consists of two pipeline segments, the West Line transports products from the Los Angeles Basin to Phoenix and Tucson, Arizona, including intermediate points and the East Line transports products from El Paso, Texas to Tucson and Phoenix;

(ii) the North Line consists of six pipeline segments originating in Richmond, Concord and Bakersfield, California serving the Partnership's terminals located in Brisbane, Bradshaw, Chico, Fresno and San Jose, California, and Sparks, Nevada;

(iii) the Oregon Line from its Portland, Oregon origin extends south and serves the Partnership's terminal located in Eugene, Oregon; and

(iv) the San Diego Line extends south to serve the Partnership's terminals in the cities of Orange and San Diego.

  Business Strategy

  General. Management's objective is to operate as a growth-oriented, publicly traded MLP by reducing operating costs, better utilizing and expanding its asset base, and making selective, strategic acquisitions that are accretive to unitholder distributions. The partnership agreement provides strong financial incentives for the General Partner to increase unitholder distributions through successful management and growth in business. With the addition of the Pacific Operations, the Partnership has become the largest pipeline MLP and the second largest products pipeline system in the United States in terms of volumes delivered.

  Pacific Operations. The Partnership plans to extend its presence in the rapidly growing refined products market in the Western United States through incremental expansions and accretive acquisitions. In the near term, the Partnership expects to realize $15-$20 million per year in cost savings through elimination of redundant general and administrative and other expenses. The Partnership's management, which changed in connection with KMI's acquisition of the General Partner, successfully reduced 1997 general and administrative and operating expenses 15% from 1996 levels while increasing revenues.

  North System. Because the North System serves a relatively mature market, the Partnership's strategic development will focus on increasing incremental throughput by remaining a reliable, cost-effective provider of transportation services, by using creative incentive programs that ensure product supply availability, and by continuing to increase the range of products transported and services offered.

  Shell CO2 Company. Within the Permian Basin, the strategy of Shell CO2 Company is to offer customers "one-stop shopping" for CO2 supply, transportation and technical support service. Outside the Permian Basin, Shell CO2 Company will compete aggressively for the new supply and transportation projects which will arise as other U.S. oil producing basins mature and make the transition from primary production to enhanced recovery methods.

  Coal Terminals. Both of the Partnership's coal terminals are strategically positioned to benefit from the expected increased demand for low sulfur western coals in eastern U.S. markets due to increasing environmental compliance standards. Because many utilities' compliance strategies require a diverse blend of higher and lower sulfur coals, the Partnership's modern blending facilities and large storage capacities enable it to offer higher margin services to its customers. During 1997, the Partnership expanded throughput and storage capacity at the Cora Terminal and in 1998 began expansion of its Grand Rivers Terminal.

  The  Partnership's  operations  are  grouped  into  three reportable  business
segments:   Liquids  Pipelines;  Coal Transfer,  Storage and Services;  and, Gas
Processing  and Fractionation.

  Liquids Pipelines

  The Partnership's liquids pipelines segment is conducted through two geographic divisions; Kinder Morgan Pacific Operations and Kinder Morgan Mid-Continent Operations. The segment includes both interstate common carrier pipelines regulated by the Federal Energy Regulatory Commission ("FERC") and intrastate pipeline systems. Products transported on these pipelines include refined petroleum products, NGLs and CO2.

  Refined petroleum products and related uses are:

Product             Use
------------------------------------------------------------------------------
Gasoline            Transportation
Jet / Kerosene      Commercial and military air transportation
Distillate          Transportation (auto, rail, marine), farm, industrial and
                    commercial
Residual Fuels      Marine transportation, power generation
------------------------------------------------------------------------------


  Natural gas liquids are typically extracted from natural gas in liquid form under low temperature and high pressure conditions. NGL products and related uses are:

Product                 Use
-------------------------------------------------------------------------
Propane                 Residential heating and agricultural uses,
                        petrochemical feedstock
Isobutanes              Further processing
Natural Gasoline        Further processing or gasoline blending into
                        gasoline motor fuel
Ethane                  Feedstock for petrochemical plants
Normal Butane           Feedstock for petrochemical plants
-------------------------------------------------------------------------

  CO2 is used in enhanced oil recovery projects as a flooding medium for recovering crude oil from mature oil fields.

  The liquids pipelines are, in general, located on land owned by others and are operated under easements or rights-of-way granted by land owners. Where Partnership facilities are located on or cross public property, railways, rivers, roads or highways, or similar crossings, they are operating under permits or easements from public authorities, railways, or public utilities, some of which are revocable at the election of the grantor.

  Kinder Morgan Pacific Operations

  The Pacific Operations liquids pipeline systems which include the South Line, North Line, Oregon Line and San Diego Line serve six western states with approximately 3,300 miles of refined petroleum products pipeline and related terminal facilities. The Pacific Operations pipelines transport approximately one million barrels per day of refined petroleum products. The three main products transported are: gasoline (63%), diesel fuel (20%) and jet fuel (17%). The operations also include 13 truck loading terminals and provide pipeline service to approximately 44 customer-owned terminals, three commercial airports and 12 military bases.

  These pipeline assets provide refined petroleum products to some of the fastest growing populations in the United States. Significant population gains have occurred in the Los Angeles and Orange, California areas as well as the Las Vegas, Nevada and the Tuscon-Phoenix, Arizona regions. Pipeline transportation of gasoline and jet fuels has a direct correlation with demographic patterns. The positive demographic changes associated with the Pacific Operations' assets are expected to continue in the future.

  South Line. The South Line consists of two pipeline segments, the West Line and the East Line.

  The West Line consists of approximately 555 miles of primary pipeline and currently transports products for approximately 50 shippers from seven refineries and three pipeline terminals in the Los Angeles Basin to Phoenix and Tucson, Arizona and various intermediate commercial and military delivery points. Also, a significant portion of West Line volumes are transported to Colton, California for local distribution and for delivery to CalNev Pipeline, an unaffiliated common carrier of refined petroleum products to Las Vegas, Nevada and intermediate points. The West Line serves Partnership terminals located in Colton and Imperial, California as well as in Phoenix and Tucson.

  The East Line is comprised of two parallel lines originating in El Paso, Texas and continuing approximately 300 miles west to the Tucson terminal and one line continuing northwest approximately 130 miles from Tucson to Phoenix. All products received by the East Line at El Paso come from a refinery in El Paso or are delivered through connections with non-affiliated pipelines from refineries in Odessa and Dumas, Texas and Artesia, New Mexico. The East Line transports refined petroleum products for approximately 17 shippers. The East Line serves Partnership terminals located in Tucson and Phoenix.

  In late 1995, Diamond Shamrock, Inc. completed construction of a new 10-inch diameter products pipeline from its refinery near Dumas, Texas to El Paso. In late 1996, Diamond Shamrock connected this pipeline to the East Line and began shipping products to Tucson and Phoenix.

  Longhorn Partners Pipeline is a proposed joint venture project which would begin transporting refined products from refineries on the Gulf Coast to El Paso and other destinations in Texas. Increased product supply in the El Paso area could result in some shift of volumes transported into Arizona from the West Line to East Line. While increased movements into the Arizona market from El Paso would displace higher tariff volumes supplied from Los Angeles on the West Line, such shift of supply sourcing has not had, and is not expected to have, a material effect on operating results.

  North Line. The North Line consists of approximately 1,075 miles of pipeline in six pipeline segments originating in Richmond, Concord and Bakersfield, California. This line serves the Partnership's terminals located in Brisbane, Bradshaw, Chico, Fresno and San Jose, California, and Sparks, Nevada. The products delivered through the North Line come from refineries in the San Francisco area. A small percentage of supply is received from various pipeline and marine terminals that deliver products from foreign and domestic ports. Substantially all of the products shipped through the Bakersfield-Fresno segment of the North Line are supplied by a refinery located in Bakersfield.

  Oregon Line. The Oregon Line is a 114-mile pipeline serving approximately ten shippers. The Oregon Line receives products from marine terminals in Portland and from Olympic Pipeline, a non-affiliated carrier, which transports products from the Puget Sound area to Portland. From its origination point in Portland, the Oregon Line extends south and serves the Partnership terminal located in Eugene, Oregon.

  San Diego Line. The San Diego Line is a 135-mile pipeline serving major population areas in Orange County (immediately south of Los Angeles) and San Diego. Approximately 20 shippers transport products on this line, supplied by the same refineries and terminals that supply the West Line, and extends south to serve Partnership terminals in the cities of Orange and San Diego.

  Truck Loading Terminals. The Pacific operations include 13 truck loading terminals with an aggregate usable tankage capacity of approximately 8.2 million barrels. Terminals are located at destination points on each of the lines as well as at certain intermediate points along each line where deliveries are made. These terminals furnish short-term product storage, truck loading and ancillary services, such as vapor recovery, additive injection, oxygenate blending and quality control. The simultaneous truck loading capacity of the terminals ranges from 2 to 12 trucks.

  The capacity of terminaling facilities varies throughout the pipelines systems and terminal facilities are not owned at all pipeline delivery locations. At certain locations, product deliveries are made to facilities owned by shippers or independent terminal operators. Truck loading and other terminal services are provided as an additional service, and a separate fee (in addition to transportation tariffs) is charged.

   Markets. Currently the Pacific Operations serve in excess of 100 shippers in the refined products market, with the largest customers consisting of major petroleum companies, independent refineries, the United States military and independent marketers and distributors of products. A substantial portion of product volume transported is gasoline, the demand for which is dependent on such factors as prevailing economic conditions and demographic changes in the markets served. The majority of the Pacific Operations' market is expected to maintain growth rates that exceed the national average for the foreseeable future.

  Currently, the California gasoline market is approximately 900,000 barrels per day, of which the Partnership transports in excess of 65%. The Arizona gasoline market is served primarily by the Partnership at a market demand of 135,000 barrels per day. Nevada's gasoline market is currently in excess of 50,000 barrels per day and Oregon's is approximately 98,000 barrels per day. The distillate market is approximately 377,000 barrels per day, 78,000 barrels per day, 72,000 barrels per day and 62,000 barrels per day in California, Arizona, Nevada and Oregon, respectively.

  The volume of products transported is directly affected by the level of end-user demand for such products in the geographic regions served. Certain product volumes can experience seasonal variations; however, overall volumes may be slightly lower during the first and fourth quarters of each year.

  Supply. The majority of the refined products consumed in the Pacific Operations markets are supplied by pipelines from the three major refining centers around Los Angeles, San Francisco and Puget Sound. Pacific Operations supply initiates from these three major refining centers and others, as well as waterborne terminals. The waterborne terminals supplying the Pacific Operations' pipelines have three central locations on the Pacific Coast: (1) GATX and Mobil terminals, among others, on the Washington/Oregon coast, (2) the Wickland Terminal on the Northern California Coast, and (3) GATX, Shell and ASTC terminals on the Southern California Coast.

  Competition. The most significant competitors of the Pacific Operations pipeline systems are proprietary pipelines owned and operated by major oil companies in the area where the pipeline system delivers products, refineries within the Partnership's market areas and related trucking arrangements. The
Partnership   believes  that
high capital costs, tariff regulation and environmental permitting considerations make it unlikely that a competing pipeline system comparable in size and scope will be built in the foreseeable future, provided that the Partnership has available capacity to satisfy demand and its tariffs remain at reasonable levels. However, the possibility of pipelines being constructed to serve specific markets is a continuing competitive factor. Trucks may competitively deliver products in certain markets. Increased utilization of trucking by major oil companies has caused minor but notable reductions in product volumes delivered to certain shorter-haul destinations, primarily Orange and Colton, California. Management cannot predict with certainty whether this trend towards increased short-haul trucking will continue in the future.


  Kinder Morgan Mid-Continent Operations

  The Mid-Continent Operations include the North System, Cypress Pipeline, and the Partnership's interests in Shell CO2 Company and the Heartland Pipeline Company.

  North System

  General. The North System is an approximate 1,600 mile interstate common carrier NGL and refined petroleum products pipeline system that extends from South Central Kansas to the Chicago area. South Central Kansas is a major hub for producing, gathering, storing, fractionating and transporting NGLs. The North System's primary pipeline is composed of approximately 1,400 miles of 8" and 10" pipelines and includes (i) two parallel pipelines (except for a 50-mile segment in Nebraska) originating at Bushton and continuing to a major storage and terminal area in Des Moines, Iowa, (ii) a third pipeline, which extends from Bushton to the Kansas City, Missouri area, and (iii) a fourth pipeline that transports product to the Chicago area from Des Moines. Through interconnections with other major liquids pipelines, the pipeline system connects Mid-Continent producing areas to markets in the Midwest and eastern United States. The North System operated at approximately 62%, 66% and 59% of capacity during 1997, 1996, and 1995 respectively.

  The Partnership has defined sole carrier rights to utilize capacity on an extensive pipeline system owned by the Williams Company which interconnects with the North System. The Partnership negotiated an amendment to this capacity lease agreement in March, 1998 which extends the lease term to February, 2013, with a five year renewal option. A reduction in the minimum guaranteed payment and an increase in capacity provided for such payment under this agreement should result in expected annual cost savings to the Partnership of approximately $600,000.

  The following table sets forth volumes (MBbls) of NGLs transported on the North System for delivery to the various markets for the periods indicated:


                                               Year Ended December 31,
                          ----------------------------------------------------
                               1997      1996       1995      1994        1993
                               ----     -----       ----      ----        ----
                                         Volumes (MBbls)
  Petrochemicals              1,200        684     1,125      2,861 <F1> 11,201
  Refineries & line          10,600      9,536     9,765     10,478       9,676
  Fuels                       7,976     10,500     7,763<F2> 10,039       8,957
  Other <F3>                  7,399      8,126     7,114      6,551       6,879
                             ------     ------    ------     ------      ------
     Total                   27,175     28,846    25,767     29,929      36,713
                             ======     ======    ======     ======      ======

<F1> The 1994 volumes reflect the loss of the major  petrochemical shipper as of
February  28, 1994.
<F2> The 1995 volumes  reflect the shut down of a synthetic natural gas plant in
1995.
<F3> NGL  gathering  systems  and Chicago  origination's  other  than  long-haul volumes of refinery butanes.

  The North System has approximately 7.3 million barrels of storage capacity which include caverns, steel tanks, pipeline line-fill and leased storage capacity. This storage capacity provides operating efficiencies and flexibility in meeting seasonal demand of shippers as well as propane storage for the truck loading terminals.

  Truck Loading Terminals. The North System has seven propane truck loading terminals and one multi-terminal complex at Morris, Illinois, in the Chicago area, which is capable of loading propane, normal butane, isobutane, and natural gasoline.

  Markets. The North System currently serves approximately 50 shippers in the upper Midwest market, including both users and wholesale marketers of NGLs. These shippers include all four major refineries in the Chicago area. Wholesale marketers of NGLs primarily make direct large volume sales to major end-users, such as propane marketers, refineries, petrochemical plants, and industrial concerns.

  Market demand for NGLs varies in respect to the different end uses to which NGL products may be applied. Demand for transportation services is influenced not only by demand for NGLs, but also by the available supply of NGLs.

  Supply. NGLs extracted or fractionated at the Bushton gas processing plant operated by KN Processing, Inc. have historically accounted for a significant portion of the NGLs transported through the North System (approximately 40-50%). Other sources of NGLs transported in the North System include major independent oil companies, marketers, end-users and natural gas processors that use interconnecting pipelines to transport hydrocarbons.

  Competition. The Partnership's North System competes with other liquids pipelines and to a lesser extent rail carriers. In most cases, established pipelines are generally the lowest cost alternative for the transportation of NGLs and refined petroleum products. Therefore, the Partnership's primary competition is represented by pipelines owned and operated by others.

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

  Shell CO2 Company

  General. On March 5, 1998, the Partnership and affiliates of Shell Oil Company ("Shell") agreed to combine their CO2 activities and assets into a partnership (Shell CO2 Company, Ltd.) to be operated by Shell. The Partnership acquired, through a newly created limited liability company, a 20% interest in Shell CO2 Company in exchange for contributing the Central Basin Pipeline and approximately $25 million in cash. Shell contributed its approximately 45% interest in the McElmo Dome CO2 reserves and its 11% interest in the Bravo Dome CO2 reserves, its indirect 50% interest in the Cortez pipeline and its indirect 13% interest in the Bravo pipeline and other related assets in exchange for an 80% interest in Shell CO2 Company. The Cortez and Bravo pipelines connect CO2 reserves in the McElmo and Bravo Domes principally to Denver City, Texas, where they interconnect with the Central Basin Pipeline, among others. Shell CO2 Company is the industry leader in the supply and transportation of CO2.

  The  Partnership's  approval  will  be  required  for certain  key  decisions, including (i) capital calls in excess of $5 million, (ii) changes in distribution policy and (iii) approval of the five-year budget. The combination of Partnership and Shell assets facilitates the marketing of CO2 by bringing a complete package of CO2 supply, transportation and technical expertise to the customer. By creating an area of mutual interest in the continental U.S., the Partnership will have the opportunity to participate with Shell in certain new CO2 projects in the region. Altura, Shell's joint venture with Amoco, is also a major user of CO2 in its West Texas fields.

  Under the terms of the Shell CO2 Company partnership agreement, the Partnership will receive a priority distribution of $14.5 million per year for the first four years. To the extent the amount paid to the Partnership over the first four years is in excess of 20% of Shell CO2 Company's distributable cash flow for such period (discounted at 10%), the amount of such overpayment will be deducted from the Partnership's distributions equally over years five and six.

  At any time after March 5, 2002, Shell has the right to purchase the Partnership's interest in Shell CO2 Company and the Partnership has the right to require Shell to purchase the Partnership's interest in Shell CO2 Company. The purchase price for the Partnership's interest in Shell CO2 Company will be at a discount from fair value in the event the Partnership exercises its put option, and at a premium over fair value in the event Shell exercises its call option. The amount of the discount or premium declines during the period from March 5, 2003 through March 5, 2006 and is thereafter fixed at a 5% discount/premium. If the parties are unable to agree to the fair value of the Partnership's interest in Shell CO2 Company, then the Partnership and Shell will use an agreed-upon appraisal methodology to determine fair value.

  McElmo and Bravo Domes. Shell CO2 Company operates, and owns 45% of, the McElmo Dome which contains more than 10 trillion cubic feet ("TCF") of nearly pure CO2. The remaining interest in McElmo is owned by Mobil (approximately 40%), Chevron (approximately 4%) and others. This dome produces from the Leadville formation at 8,000 feet through wells that deliver gas at individual rates up to 50 million cubic feet per day ("MMCF/d"). Delivery capacity exceeds one billion cubic feet per day ("Bcf/d") to the Permian Basin and 60 MMcf/d to Utah, and additional expansions are under consideration.

  The Bravo Dome, of which Shell CO2 Company owns 11%, holds reserves of approximately eight TCF and covers an area of more than 1,400 square miles. It produces more than 400 MMcf/d from more than 350 wells in the Tubb Sandstone at 2,300 feet. The remaining interest in the Bravo Dome is owned by Amoco (approximately 74%), Amerada Hess (approximately 10%) and others.

  CO2 Pipelines. The 502-mile, 30-inch Cortez Pipeline, operated by a Shell affiliate, carries CO2 from the McElmo Dome source reservoir to the Denver City hub. The Cortez line currently transports about 800 MMcf/d, including approximately 90% of the CO2 transported on the Central Basin Pipeline (see below). The Cortez Pipeline is owned by Shell CO2 Company (50%), Mobil (37%) and Cortez Vickers Pipeline Company (13%).

  The 20-inch Bravo pipeline runs 218 miles to the Denver City hub and has a capacity of more than 350 MMcf/d. Major delivery points along the line include the Slaughter Field in Cochran and Hockley counties, Texas, and the Wasson field in Yoakum County, Texas. Tariffs on the Cortez and Bravo pipelines are not regulated. The Bravo Pipeline is owned by Amoco (81%), Shell CO2 Company (13%) and Markland (6%).

  Placed in service in 1985, the Central Basin Pipeline consists of approximately 143 miles of 16" to 20" main pipeline and 157 miles of 4" to 12" lateral supply lines located in the Permian Basin between Denver City, Texas and McCamey, Texas with a throughput capacity of 600 MMcf/d. At its origination point in Denver City, the Central Basin Pipeline interconnects with all three major CO2 supply pipelines from Colorado and New Mexico, namely the Cortez, Bravo and Sheep Mountain pipelines (operated by Shell, Amoco, and ARCO, respectively). The mainline terminates near McCamey where it interconnects with the Canyon Reef Carriers, Inc. pipeline.

  CO2 pipeline profitability is dependent upon the demand among oil producers for CO2 in connection with enhanced oil recovery programs. The level of enhanced oil recovery programs is sensitive to the level of oil prices. Although CO2 floods are initially capital-intensive, they have relatively low ongoing operational costs. Many existing floods remain economic at oil prices as low as $5 per barrel. While volumes have increased on all three of Shell CO2 Company's pipelines, significant capacity exists for additional CO2 movement. This system should benefit from increased utilization due to the increased use of enhanced recovery techniques by companies expanding or initiating recovery projects. The CO2 pipelines' tariffs are not regulated.

  Competion. Shell CO2 Company's primary competitors for the sale of CO2 include suppliers which have an ownership interest in McElmo Dome, Bravo Dome and Sheep Mountain Dome CO2 reserves.

  Shell CO2 Company's ownership interests in the Cortez and Bravo pipelines are in direct competition with Sheep Mountain pipeline, as well as competing with one another, for transportation of CO2 to the Denver City, Texas market area. Competitive position is influenced by providing a lower laid in price in Denver City. The laid in price is a combination of the commodity price from the source field and the transportation fee to move it to the market. Utilization of Shell CO2 Company's Central Basin pipeline, which runs from Denver City to the Permian Basin is generally dependent upon the relative distance between it and other competing pipelines to a CO2 flood project.

  There is no assurance that new CO2 source fields will not be discovered which could compete with Shell CO2 Company or that new methodologies for enhanced oil recovery could replace CO2 flooding.

  Cypress Pipeline

  General. The Cypress Pipeline, which began operations in April 1991, is an interstate common carrier pipeline system originating at storage facilities in Mont Belvieu, Texas and extending 104 miles east to the Lake Charles, Louisiana area. Mont Belvieu, located approximately 20 miles east of Houston, is the largest hub for NGL gathering, transportation, fractionation and storage in the United States and is located at the intersection of multiple long-haul

NGL pipelines as well as NGL pipelines for transportation to the Port of Houston, the area with the largest concentration of major petrochemical plants and refineries in the United States.

  Markets. The pipeline was built to service a major petrochemical producer in the Lake Charles, Louisiana area under a 20-year ship-or-pay agreement that expires in 2011. The producer is a private company engaged primarily in the olefins and vinyls businesses in North America with 20 operating sites producing in excess of 7 billion pounds per year of product. The contract requires a minimum volume of 30,000 barrels per day. In 1996, the Company entered into an agreement with the producer to expand the Cypress Pipeline's capacity by 25,000 barrels per day to 57,000 barrels per day. The expansion was completed on October 31, 1997. In addition, a new five-year ship-or-pay contract with the producer was signed for a minimum of 13,700 additional barrels per day and shipment of additional volumes began on December 1, 1997. Management continues to pursue projects that could increase throughput on the Cypress Pipeline.

  The producer has elected to be an "investor shipper" and as such has the right, at the end of any year during the contract term, to purchase up to a 50% joint venture interest in the Cypress Pipeline at a price established in accordance with a formula contained in the transportation agreement. The Partnership believes, based on the formula purchase price and current market conditions, that it would be uneconomical for the producer to exercise its buy-in option in the foreseeable future.

  Supply. The Cypress Pipeline originates in Mont Belvieu where it is able to receive ethane from local storage facilities. Mont Belvieu has facilities to fractionate NGLs received from several pipelines into ethane and other components. Additionally, ethane is supplied to Mont Belvieu through pipeline systems that transport specification NGLs from major producing areas in Texas, New Mexico, Louisiana, Oklahoma, and the Mid-Continent Region.

  Heartland Pipeline Company

  General. The Heartland Pipeline was completed in the fall of 1990 and is owned by Heartland Pipeline Company (Heartland), a partnership owned equally by the Partnership and Conoco. The core of Heartland's pipeline system is one of the North System's main line sections that originates in Bushton, Kansas. Heartland leases certain specified pipeline capacity to ship refined petroleum products on this line under a long-term lease agreement that will expire in 2010.
Heartland's Des Moines terminal has five main tanks that allow storage of approximately 200,000 barrels of gasoline and fuel oils.

  Under Heartland's organizational structure and partnership agreement, the Partnership operates the pipeline, and Conoco operates Heartland's Des Moines terminal and serves as the managing partner.

  Markets. Heartland provides transportation of refined petroleum products from refineries in the Kansas and Oklahoma area to a Conoco terminal in Lincoln, Nebraska and Heartland's Des Moines terminal. The volume of refined petroleum products transported by Heartland is directly affected by the demand for, and supply of, refined petroleum products in the geographic regions served. The major portion of refined petroleum product volumes transported by Heartland is motor gasoline, the demand for which is dependent on price, prevailing economic conditions and demographic changes in the markets served. Heartland's business has experienced only minor seasonal fluctuations in demand.

  Supply. Refined petroleum products transported by Heartland on the North System are supplied primarily from the National Cooperative Refinery Association crude oil refinery in McPherson, Kansas and the Conoco crude oil refinery in Ponca City, Oklahoma. The Ponca City volumes move to the North System through interconnecting third-party pipelines, while the McPherson volumes are transported directly through the North System.

  Competition. Heartland competes with other refined product carriers in the geographic market served. Heartland's principal competitor is Williams Pipeline Company.

  Coal Transfer, Storage and Services

  Coal continues to dominate as the fuel for electric generation, holding more than 55% of U.S. capacity. Forecasts of overall coal usage and power plant usage for the next 20 years show an increase of about 1.5% per year. Current domestic supplies are predicted to last for more than 300 years. Most of the Partnership's coal terminals' volume is destined for use in coal-fired electric generation.

  Environmental legislation is currently driving changes in specification of coal used for electric generation to low-sulfur products. When burned, the sulfur in coal converts to an air pollutant known as sulfur dioxide (SO2). Effective January 1, 1995, Phase I of the Clean Air Act Amendments required the 110 largest sulfur-emitting power plants to reduce SO2 emissions. Effective January 1, 2000, Phase II of the Act requires the plants to further decrease emissions. The Partnership believes that obligations to comply with the Clean Air Act Amendments of 1990 will drive shippers to increase the use of low-sulfur coal from the western United States. Approximately 80% of the coal loaded through the Cora and Grand Rivers terminals is low sulphur coal originating from mines located in the western United States, including the Hanna basin, Powder River basin, western Colorado and Utah.

  Cora Coal Terminal

  The Cora Terminal is a high-speed, rail-to-barge coal transfer and storage facility. The Terminal is located on approximately 480 acres of land along the upper Mississippi River near Cora, Illinois, about 80 miles south of St. Louis. It was built in 1980. The terminal's equipment includes 3.5 miles of railroad track, a rotary dumping station and train indexer, a multidirectional coal stacker/reclaimer, approximately 4,000 feet of conveyor belts and an anchored terminaling facility on the Mississippi River that takes advantage of approximately five miles of owned and leased available riverfront access with approximately 7,000 feet developed. The Cora Terminal is located on lands owned by the Partnership and on private lands under lease to the Partnership. The primary lease for Cora Terminal expires December 2015.

  The terminal has a throughput capacity of about 15 million tons per year which can be expanded to 20 million tons with certain capital additions. The facility's equipment permits it to continuously unload 115-car unit trains at a rate of 3,500 tons per hour. The terminal can transfer the coal to a storage yard or unload to barges at a rate up to 5,700 tons per hour. The railroad track can accommodate two 115-car trains simultaneously. The riverfront access permits simultaneous fleeting of up to 100 barges. The terminal also has automatic sampling, programmable controls, certified belt scales, computerized inventory control and the ability to blend different types of coal. The terminal currently is equipped to store up to 1.0 million tons of coal, which gives customers the flexibility to coordinate their supplies of coal with the demand at power plants.

  Management is focused on increasing the volumes of coal handled through the Cora Terminal. A $1.5 million capital expenditure, completed in 1997, increased throughput capacity by approximately 25% and doubled storage capacity. The terminal handled approximately 7.1 million tons , 6.0 million tons, and 6.5 million tons of coal in 1997, 1996, and 1995, respectively. Increased volume in 1997 resulted from higher volumes shipped under certain existing contracts plus volumes shipped under a new contract with the Tennessee Valley Authority and other new business. Management plans to continue to lower costs in order to remain competitive and will try to cultivate strategic partners such as rail and major barge carriers. Possible complementary acquisitions will also be examined.

  Cora terminal operations include transloading coal from railcars and trucks to river barges, blending coal and providing harbor services.

  Markets. Four major customers ship approximately 80% of all the coal loaded through the terminal. TECO Energy, Inc. ("TECO") is the parent of Tampa Electric of Tampa, Florida. TECO Transport, TECO's barge subsidiary, transports the coal by barge down the Mississippi River and intercoastal waterway and burns the coal in Tampa Electric's power plants. Through Ziegler Coal, TECO has two contracts with Cora which expire December 31, 2004. Carboex International Limited ("Carboex") is a Spanish state-owned coal purchasing company. Carboex purchases coal for the various Spanish state-owned utilities. Carboex transports the coal by barge to New Orleans and then by ship to Spain for use in the Puentes de Garcia Rodriguez Power Plant. Carboex's contract with Cora expires December 31, 2001. Indiana-Kentucky Electric Corp. ("IKEC") is a subsidiary of American Electric Power ("AEP") of Columbus, Ohio. AEP transports coal by barge to its various power plants on the Ohio River. The IKEC contract continues through December 31, 2004. The Partnership signed a coal transfer contract with the Tennessee Valley Authority on May 15, 1997 (effective January 1, 1997) continuing through December 31, 1999.

  Supply. Historically, the Cora Terminal has moved coal that originated in the mines of southern Illinois. Many shippers, however, particularly in the East, are now using western coal loaded at the Cora Terminal or a mixture of western coal and Illinois coal as a means of meeting environmental restrictions. The Partnership believes that Illinois coal producers and shippers will continue to be important customers, but anticipates that growth in volume through the terminal will be primarily due to western coal originating in Wyoming, Colorado and Utah.

  The Cora Terminal sits on the mainline of the Union Pacific Railroad and is strategically well positioned to receive coal shipments from the West. Mines in southern Illinois and in Wyoming (Hanna and Powder River basins) are within the Union Pacific's service area and its connecting lines. With the recent merger of the Union Pacific and Southern Pacific Railroads, coal mined in the Colorado and Utah basins can now be shipped through the Cora Terminal. Union Pacific is one of only two major rail lines connected to the western mines that ship coal to the East and serves major coal companies that have substantial developed and undeveloped reserves.

  Grand Rivers Terminal

  On September 4, 1997, the Partnership acquired at a cost of approximately $20 million the assets of BRT Transfer Terminal, Inc. and other assets from Vulcan Materials Company The name of the terminal was subsequently changed to Grand Rivers. The Grand Rivers Terminal is operated on land under easements with an initial expiration of July 2014.

  Grand Rivers is a coal transloading and storage facility located on the Tennessee River, just above the Kentucky Dam. Grand Rivers is a modern, high-speed coal handling terminal featuring a direct dump train-to-barge facility, a bottom dump train-to-storage facility, barge unloading and a coal blending facility that can blend up to four different coals at one time. The terminal has four distinct and separate facilities, three of which are in close proximity. Three of the facilities receive coal by rail and the fourth by truck and barge. Coal blending can be done in two of the facilities. The terminal has an annual throughput capacity of approximately 25 million tons with a storage capacity of approximately 2 million tons.

  Coal can be unloaded and sent either to storage or directly dumped into barges at the rate of 5,000 tons per hour. Coal can be automatically blended and loaded into barges at the rate of 3,000 tons per hour. The fleeting of barges is currently handled by Vulcan pursuant to an operating agreement with the
Partnership. Other features of the terminal include automatic sampling, programmable controls, computerized blending, belt scales, and computerized inventory control.

  The Grand Rivers Terminal is strategically important to the Partnership's coal business because: (i) it offers access to seven Class I railroads (Cora accesses only one, the Union Pacific); (ii) it is located on two major waterways (the Tennessee and Cumberland Rivers) and has access to the Ohio and Mississippi Rivers and the Gulf Coast via the Tombigbee System; (iii) it is a state-of-the-art blending facility; and (iv) it is isolated from flooding problems due to its location near the Kentucky Dam and can provide a back-up to the Cora terminal if coal cannot be accepted at Cora due to high water conditions.

  Supply. Grand Rivers has its main operations on the Tennessee River, near Grand Rivers, Kentucky. The terminal provides easy access to the Ohio-Mississippi River network, the Tennessee-Tombigbee System, major trucking routes on the interstate highway system and is served by the Paducah & Louisville Railroad, a short line railroad with connections to seven Class I rail lines including the Union Pacific, CSX, Illinois Central and Burlington Northern. Grand Rivers is situated between the Illinois and western low-sulphur coal fields. The major coal companies served by these railroads have substantial developed and undeveloped reserves.

  Markets. Grand Rivers' primary business has been to supply blends of western U.S., southern Illinois and western Kentucky coal to the power plants operated by TVA and other power plants located on the Ohio-Mississippi and Tennessee-Tombigbee Systems. Grand Rivers is strategically positioned to receive and store both local and western basin coals and can also blend large volumes of coal with speed and accuracy. The strategic position and blending capabilities will provide an advantage in meeting increased demand by power plants for blends of western and eastern coals necessary for continued compliance with the Clean Air Act Amendments of 1990. Grand Rivers is the only major terminal in the area that can both receive and load barge coal.

  Competition. Cora and Grand Rivers compete with several coal terminals located in the general geographic area, however, no significant new coal terminals have been constructed near the Cora or Grand Rivers terminals in the last ten years. There are significant barriers to entry for the construction of new coal terminals, including the requirement for significant capital expenditures and restrictive environmental permitting requirements. Management believes the Cora and Grand Rivers terminals can compete successfully with other terminals because of their favorable location, independent ownership, available capacity, modern equipment and large storage area. Some of the the major competing terminals include:

     American Commercial Marines' Hall Street Terminal, owned by CSX, is located in St. Louis. This terminal is similar to Cora in design and operation, with annual volumes estimated at 6 million tons. Like Cora, this terminal experiences occasional interruptions of service due to high water conditions.

     Cook Terminal, owned by a consortium of power companies led by American Electric Power, is located north of GRT on the Ohio River. This terminal is connected to both the Union Pacific and Burlington Northern railroads. Annual volumes are estimated at 12 million tons.

     Kellogg Dock, owned by Consolidated Coal Company ("Consol"), is located 25 miles north of Cora Terminal. Kellogg is connected to the Union Pacific railroad and has annual volumes estimated at 3 million tons.

     There are numerous other terminals, many that are for proprietary use by the owners.

     Red Lightning Energy Services - Coal, LPG's, Refined Fuels, and Terminal Services Marketing

  In 1997, the Partnership began marketing energy related products and coal terminal services through its Red Lightning Energy Services unit ("Red Lightning"). Products marketed include coal and propane. The unit provides marketing of coal terminal services for both the Cora and the Grand Rivers Terminal.

  Markets. Coal is marketed and sold to utilities and industrial customers in the Midwest and Southeastern region of the United States on short term delivery or spot contracts. These customers use coal primarily for the generation of electricity. Propane is marketed and sold to industrial customers in the Midwest for use as fuel for a variety of industrial applications. Terminal services are marketed to utility and industrial customers on both short and long term contracts for storage and blending of coal.

  Supply. Red Lightning obtains coal primarily through producers in the Powder River and Illinois Basins on short term or spot sales contracts. Some coal is purchased through other coal marketers and brokers. Propane is purchased from propane marketers. Other services marketed by Red Lightning include storage and blending for a fee at the Partnership's two coal terminals.

  The Partnership plans to expand Red Lightning in 1998 by adding refined fuels and natural gas to the products it is currently marketing to utilities and municipal and industrial customers. The Partnership does not utilize derivatives or other similar instruments to hedge its risk with respect to commodity price fluctuations.

  Gas Processing and Fractionation

  The Partnership's gas processing and fractionating assets include its indirect interest in the Mont Belvieu Fractionator and the Painter gas processing plant.

  Mont Belvieu Fractionator

  General. The Partnership owns an indirect 25% interest in the Mont Belvieu Fractionator, located approximately 20 miles east of Houston in Mont Belvieu, Texas. The fractionator is a full-service fractionating facility that produces a range of specification products, including ethane, propane, normal butane, isobutane and natural gasoline from a raw stream of natural gas liquids (Y-grade). The facility, which was built in 1980, is operated by Enterprise Products Company and has access to virtually all major liquids pipelines and storage facilities located in the Mont Belvieu area. The Partnership's cash flow from its indirect interest in the Mont Belvieu Fractionator depends on the difference between fractionation revenues and fractionation costs (including the level of capital expenditures), as well as demand for fractionation services. The Mont Belvieu Fractionator has two major components: NGL fractionating and butane splitting. The NGL fractionating component consists of two trains: The West Texas train and the Seminole train. Each train consists of a de-ethanizer, a de-propanizer and a de-butanizer. Each major unit has an associated reboiler and related control equipment. The fractionation process uses heat recovery equipment and cogeneration. In December 1996, the total capacity of the fractionator was expanded by approximately 45,000 barrels per day to approximately 200,000 barrels per day. The Mont Belvieu Fractionator operated at approximately 98%, 100% and 96% of capacity, respectively, during 1997, 1996, and 1995.

  The fractionator is owned 50% by Mont Belvieu Associates, which is owned 50% by each of the Partnership and Enterprise Products. The remaining 50% of the fractionator is owned equally by Enterprise, Texaco, Union Pacific Fuels and Burlington Resources. The owners of the fractionator, with the exception of the Partnership, account for approximately 75% of its revenues. Other customers include Enron, Exxon, ARCO, Marathon, Warren and Phillips.

  Markets. The fractionator is located in proximity to major end-users of its specification products, ensuring consistent access to the largest domestic market for NGL products. In addition, the Mont Belvieu hub has access to deep-water port loading facilities via the Port of Houston, allowing access to import and export markets.

  Supply. The Mont Belvieu Fractionator is fed by six major Y-grade pipelines (Attco, Chevron, Black Lake, Seminole, Chaparral and Panola). Through several pipeline interconnects and unloading facilities, the Mont Belvieu Fractionator also can access supply from a variety of other sources. Supply can either be brought directly into the facility or directed into underground salt dome storage. The Chaparral and Seminole pipelines gather Y-grade from a variety of natural gas processing plants in Texas, New Mexico, Oklahoma and the Mid-Continent area. The Chevron line transports NGLs from Chevron's East Texas and Central Texas facilities. Black Lake draws its supply from the Northern Louisiana region. The Attco pipeline draws its supply from South Texas and the Panola pipeline transports NGLs from East Texas. Additionally, import barrels can be brought to the Mont Belvieu Fractionator from locations on the Port of Houston.

  Competition. The Mont Belvieu Fractionator competes for volumes of Y-grade with three other fractionators located in the Mont Belvieu hub and surrounding areas. Competitive factors for customers include primarily the level of fractionation fees charged and the relative amount of available capacity.

  Painter Gas Processing Plant

  The Painter Plant is located near Evanston, Wyoming and consists of a natural gas processing plant, a nitrogen rejection unit, a fractionator, an NGL terminal and interconnecting pipelines with truck and rail loading facilities. The fractionation facility has a capacity of approximately 6,000 barrels per day, depending on the feedstock composition. After fractionation, the propane, mixed butanes and natural gasoline are delivered through three interconnecting NGL pipelines to the Partnership's Millis Terminal and Storage Facility, which is located approximately seven miles from the Painter Plant. Truck and rail loading of fractionated products is provided at Millis, where there is approximately 14,000 barrels of aboveground storage for all products. The Painter Plant is located on Bureau of Land Management land that is leased to the Partnership and Enron (50% each) until september 2009. Millis is located on private lands and is under lease to the Partnership until September 2009.

  On February 14, 1997, the Partnership executed an operating lease agreement with Amoco Oil Company for Amoco's use of the Painter Plant fractionator and the Millis facilities with the nearby Amoco Painter Complex gas plant. The lease will generate approximately $1.0 million of cash flow per year for the Partnership. The primary term of the lease expires February 14, 2007, with evergreen provisions at the end of the primary term. Amoco took an assignment of all commercial arrangements in place on February 14, 1997, and assumed all day to day operations, maintenance, repairs and replacements, and all expenses
(other than minor easement fees), taxes and charges associated with the fractionator and the Millis facilities. After year seven, Amoco may elect to purchase the fractionator and Millis facilities under certain terms.

  Major Customers of the Partnership

  Although the Partnership's 1997 revenues were derived from a wide customer base, revenues from Amoco Corporation, including its subsidiaries, accounted for approximately 11.9% of consolidated revenues. In 1996, revenues from Mobil Corporation and Amoco Corporation, including their subsidiaries, accounted for approximately 12.4% and 10.4%, respectively, of revenues. For the year ended December 31, 1995, revenues from Chevron Corporation and Amoco Corporation, including their subsidiaries, each accounted for approximately 10.2% of revenues. For a more complete discussion of customers, see Note 11 of the Notes to the Consolidated Financial Statements.

  Employees

  The Partnership does not have any employees. The General Partner employs all persons necessary for the operation of the Partnership's business and the Partnership reimburses the General Partner for the services of such persons. As of

March 6, 1998, the General Partner had approximately 550 employees. Twenty hourly personnel at the Cora terminal are represented by the International Union of Operating Engineers under a collective bargaining agreement that expires in September 1998. No other employees of the General Partner are members of a union or have a collective bargaining agreement. The General Partner considers its relations with its employees to be good.

  Regulation

  Interstate Common Carrier Regulation

  The Partnership's pipelines are interstate common carrier pipelines, subject to regulation by the FERC under the Interstate Commerce Act ("ICA"). The ICA requires the Partnership to maintain tariffs on file with the FERC, which tariffs set forth the rates the Partnership charges for providing transportation services on the interstate common carrier pipelines as well as the rules and regulations governing these services. Petroleum pipelines are able to change their rates within prescribed ceiling levels that are tied to an inflation index. Rate increases made within the ceiling levels will be subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. The FERC, however, retained cost-of-service ratemaking, market-based rates and settlement as alternatives to the indexing approach, which alternatives may be used in certain specified circumstances. In 1997, 1996, and 1995, application of the indexing methodology did not significantly affect the Partnership's rates.

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

  On October 24, 1992, Congress passed the Energy Policy Act of 1992 ("Energy Policy Act"). The Energy Policy Act deemed petroleum pipeline rates that were in effect for the 365-day period ending on the date of enactment or that were in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period to be just and reasonable under the ICA (i.e., "grandfathered"). The Energy Policy Act also limited the circumstances under which a complaint can be made against such grandfathered rates. The rates the Partnership charges for transportation service on its North System and Cypress Pipeline were not suspended or subject to protest or complaint during the relevant 365-day period established by the Energy Policy Act. For this reason, the Partnership believes these rates should be grandfathered under the Energy Policy Act.

  State and Local Regulation

  The Partnership's activities are subject to various state and local laws and regulations, as well as orders of regulatory bodies pursuant thereto, governing a wide variety of matters, including marketing, production, pricing, pollution, protection of the environment, safety, and other matters.

  Safety Regulation

  The liquids pipelines and the pipelines connecting the Millis facilities to the Painter Plant are subject to regulation by the United States Department of Transportation ("D.O.T.") with respect to the design, installation, testing, construction, operation, replacement, and management of pipeline facilities. In addition, the partnership must permit access to and copying of records, and make certain reports and provide information as required by the Secretary of Transportation. Comparable regulation exists in some states in which the Partnership conducts pipeline operations. In addition, the Partnership's truck and rail loading facilities are subject to D.O.T. regulations dealing with the transportation of hazardous materials for motor vehicles and rail cars.

  The Partnership is also subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The Partnership believes that it is in substantial compliance with OSHA requirements, including general industry standards, recordkeeping requirements, and monitoring of occupational exposure to benzene and other regulated substances.

  In general, the Partnership expects to increase expenditures in the future to comply with higher industry and regulatory safety standards. Such expenditures cannot be accurately estimated at this time, although the Partnership does not expect that such expenditures will have a material adverse impact on the Partnership, except to the extent additional hydrostatic testing requirements are imposed.

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

  Superfund. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Although "petroleum" is excluded from CERCLA's definition of a "hazardous substance," in the course of its ordinary operations the Partnership will generate wastes that may fall within the definition of a "hazardous substances". The Partnership may be responsible under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed.

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

  Clean Air Act. The operations of the Partnership are subject to the Clean Air Act and comparable state statutes. The Partnership believes that the operations of the liquids pipelines, the Mont Belvieu Fractionator, the coal terminals and the Painter Plant are in substantial compliance with such statutes.

  Numerous amendments to the Clean Air Act were adopted in 1990. These amendments contain lengthy, complex provisions that may result in the imposition over the next several years of certain pollution control requirements with respect to air emissions from the operations of the liquids pipelines, the coal terminals, the Mont Belvieu Fractionator and the Painter Plant. The EPA is developing, over a period of many years, regulations to implement those requirements. Depending on the nature of those regulations, and upon requirements that may be imposed by state and local regulatory authorities, the Partnership may be required to incur certain capital expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals and addressing other air emission-related issues.

  Due to the broad scope and complexity of the issues involved and the resultant complexity and controversial nature of the regulations, full development and implementation of many of the regulations have been delayed. Until such time as the new Clean Air Act requirements are implemented, the Partnership is unable to estimate the effect on earnings or operations or the amount and timing of such required capital expenditures. At this time, however, the Partnership does not believe it will be materially adversely affected by any such requirements.

   Risk Factors

   FERC Proceedings; Possible Effect on Rates

   Various shippers have filed complaints before the Federal Energy Regulatory Commission ("FERC") challenging certain of the pipeline tariff rates of the South, North and East Lines, alleging that such rates are not entitled to "grandfathered" status under the Energy Policy Act of 1992 ("EPACT") due to the development of factors constituting "changed circumstances" within the meaning of EPACT. Certain of these complaints have alleged that the acquisition of SFPP and the contemplated cost savings from the combination of the businesses of SFPP and the Partnership provide additional factors constituting "changed circumstances." The Partnership has taken the position that such rates are "grandfathered" and that "changed circumstances" do not exist. However, these proceedings involve complex rules and regulations and numerous factual issues, all of which must be considered and analyzed with the benefit of a limited number of legal precedents. It is possible that the factors cited by the complaining parties in support of "changed circumstances," including consummation of the acquisition of SFPP and realization of cost savings contemplated thereby, could, when considered individually or cumulatively, be found to constitute "changed circumstances." Such a finding could result in very substantial rate refunds and prospective rate reductions, thereby offsetting or perhaps exceeding any cost savings that may be realized. A finding of "changed circumstances" could thus have a material adverse effect on SFPP's results of operations, financial condition, liquidity and funds available for distributions to holders of Common Units. See "--Risks Associated with Legal Proceedings Related to Operations of SFPP" and Item 3. "Legal Proceedings."

   Combination  of  Pipeline  Operations;   Realization  of Synergies

   The management of the Partnership believes that the Partnership will be able to integrate the geographically and operationally diverse businesses of the Partnership and SFPP in a beneficial and profitable manner. However, the operations and management of the Partnership and SFPP are different, and the Partnership may incur costs or encounter other challenges not currently anticipated which may negatively affect its prospects. The integration of operations following the acquisition will require the dedication of management and other personnel which may temporarily distract their attention from the day-to-day business of the combined partnership, the development or acquisition of new properties and the pursuit of other business acquisition opportunities.

   Change in Management of SFPP Assets

   The assets of SFPP previously managed by the SF General Partner are now under the ultimate control and management of different persons. While many of the individuals responsible for the day-to-day management of the SFPP assets have continued with the Partnership following the acquisition, most members of senior management of SFPP did not remain with the Partnership.

   Risks  Associated  with  Legal  Proceedings  Related  to
Operations of SFPP

   SFPP is currently a party to several legal proceedings, including, without limitation: (i) three proceedings before the FERC, which generally challenge certain of the existing tariff rates of SFPP and seek both reparations and prospective rate reductions, (ii) a proceeding before the California Public Utilities Commission ("CPUC"), which generally challenges rates charged by SFPP for intrastate transportation of refined petroleum products through its pipeline system in the State of California and requests prospective rate reductions,
(iii) a judicial reference proceeding between SFPP and Southern Pacific Transportation Company ("SPTC") to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by SPTC should be adjusted pursuant to existing contractual arrangements and (iv) environmental proceedings related to ground water and soil contamination in Elmira, California. In addition, SFPP has liabilities under settlements related to ground water and soil contamination in the vicinity of SFPP's storage facilities and truck loading terminals at Sparks, Nevada and 18 other sites.

   Each of the actions pending before the FERC and the CPUC seeks to reduce SFPP's rates. The complainants in FERC Docket Nos. OR92-8-000 et al. are seeking reparations aggregating approximately $35 million for shipments between 1990 and 1994 as well as rate reductions of between 30% and 40% for shipments in 1995 and thereafter. If the complainants were to prevail on all claims, it is estimated that reparations resulting from such rate reductions for shipments in 1995, 1996, and 1997 would aggregate approximately an additional $80 million, resulting in total reparations for the period 1990-1997 of approximately $115 million, plus interest of approximately $30 million. The complainants in FERC Docket Nos. OR98-1-000 and OR98-2-000 also seek both prospective reductions in the rates charged by SFPP and reparations. In FERC Docket No. IS98-1-000, various parties have protested the tariff filed by SFPP in response to a decision of the FERC which required SFPP to file a tariff for use of its lines between Sepulveda junction and Watson Station in California. FERC has reserved decision in Docket Nos. OR98-2-000 et al. on reparations until it rules on the newly-filed rates. The complainants before the CPUC seek prospective rate reductions aggregating approximately $15 million per year. SFPP is vigorously contesting the complaints before the FERC and the CPUC.

   The initial decision rendered by the presiding Administrative Law Judge in Docket No. OR92-8-000, if implemented in its current form and also applied to the Sepulveda lines rate at issue in Docket No. IS98-1-000, would reduce prospective revenues by approximately $8 million to $10 million annually and require SFPP to pay reparations through year end 1997 in the approximate amount of $30 million. Under the rulings in the initial decision, reparations and interest would continue to accrue at approximately $8 million per annum until new prospective rates become effective.

   The Partnership is not able to predict with certainty the final outcome of these legal proceedings. However, the ultimate resolution of these proceedings could have a material adverse effect on the Partnership's results of operations, financial condition, liquidity and ability to maintain its annual cash distribution of $2.25 per Common Unit. See Item 3. "Legal Proceedings".

   No  Assurance  that Tariff  Rates can be  Maintained  or Increased

   Revenues from interstate and California intrastate common carrier transportation on the liquids pipelines are determined in accordance with tariffs filed with FERC and the CPUC, respectively. As discussed above, the pipeline tariffs of SFPP are subject to challenge before the FERC and CPUC and thus such challenge could, if successful, result in rate refunds and/or lower prospective pipeline rates, which could have a material adverse effect on the Partnership's results of operations, financial condition, liquidity and funds available for distributions to holders of Common Units.

   Such rates could also be adversely affected in the future by increased competition. See "--Competition."

   Possible  Insufficiency  of  Cash  Flow  to  Pay  Announced Distributions

   The pro forma historical combined cash flow of the Partnership and SFPP would not be sufficient to pay the Partnership's current annual distribution of $2.25 per Common Unit. The ability of the Partnership to generate sufficient cash flow to pay such distribution will depend on the ability of the Partnership to realize anticipated cost savings resulting from the acquisition of Santa Fe and to increase revenues in certain sectors in accordance with the Partnership's 1998 business plan. Although the Partnership's management believes that such cost savings and revenue increases can be realized, there can be no assurance in this regard. In the short term the Partnership may fund distributions from borrowings, to the extent available. However, ultimately, the ability of the Partnership to sustain announced distributions will depend on the ability of the Partnership to increase distributable cash flow. In addition, there is no guaranteed minimum quarterly distribution under the Partnership Agreement.

   Cash Distributions  will Fluctuate with Performance;  No Minimum Distribution

   General. Although the General Partner will distribute 100% of the Available Cash, there can be no assurance regarding the amounts of Available Cash to be generated by the Partnership. See "--Risks Associated with Partnership Agreement and State Partnership Law--Cash Distribution Policy" and "Description of the Partnership Agreement--Cash Distribution Policy." The Partnership's profitability and its ability to make distributions to holders of Common Units will depend to a large extent upon volumes of NGLs and refined petroleum products that the liquids pipelines transport and to a lesser extent upon the volume of coal transloaded and stored by the Coal Terminals and volumes of NGLs for fractionation. Diminished volumes would decrease the Partnership's profits and, consequently, the amount of cash available for distribution to holders of Common Units. Because the demand for such products is subject to numerous factors outside the Partnership's control, no assurance can be given regarding future volumes.

   Factors Affecting Transportation Volumes. Transportation volumes for NGLs and refined petroleum products are affected primarily by the market demand for products in the geographic regions served by the liquids pipelines. Volumes for the Coal Terminals depend on the market demand for western and Illinois coal, economic and available rail transportation from sources of supply and economic barge transportation to delivery points. Market demand for NGLs, refined petroleum products and coal may be affected by future economic conditions, weather, fuel conservation measures, alternate fuel requirements, governmental and environmental regulation, demographic changes or technological advances in fuel economy and energy generation devices. The Partnership cannot predict the effect of such factors on the demand for the transportation of NGLs and refined petroleum products in the liquids pipelines and the handling and storage of coal.

   Profitability is Dependent on Certain Major Customers. Major end-users of NGLs and refined petroleum products transported by the liquids pipelines include wholesalers and retailers of refined petroleum products in the relevant service areas, refinery facilities in the Chicago area, a world-scale petrochemical plant near Lake Charles, Louisiana and United States military bases. Major suppliers of refined petroleum products transported on the liquids pipelines include refineries located in Los Angeles, San Francisco and Bakersfield, California; Chicago, Illinois; Houston and El Paso, Texas and Seattle, Washington. A disruption of operations at any of such facilities could adversely affect the Partnership's revenues by reducing the volumes of NGLs and refined petroleum products transported through the liquids pipelines. In addition, four major customers ship approximately 80% of all coal loaded through the Coal Terminals. The Partnership has business interruption insurance to protect itself against losses from reduced volumes of products transported as a result of disrupted operations of its assets or of a supplier or end-user because of physical loss or damage. However, there can be no assurance that business interruption insurance will be adequate to cover losses that might result from disruptions of operations. Should the Partnership lose any of its major customers, the Partnership's profitability could be adversely affected along with its ability to make distributions to holders of Common Units.

   Establishment of Reserves May Affect Distributions. The Partnership Agreement gives the General Partner broad latitude in establishing reserves that affect the amount of Available Cash because the General Partner may, in its reasonable discretion, determine amounts that can be set aside as reserves for the proper conduct of the business.

   Risks Associated with Leverage

   Impact on Ability to Make Cash Distributions. The Partnership has significant indebtedness. The debt service obligations associated with such indebtedness may reduce the Available Cash for distribution by the Partnership to holders of Common Units and to the General Partner. The ability of the Partnership to meet these debt service obligations will depend primarily upon its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors (including regulation), many of which are beyond its control. The Partnership may in the future incur additional indebtedness in order to finance acquisitions or for general business purposes.

   Assets Pledged to Secure Debt. The Partnership's primary credit facility is secured by a first priority lien on (i) the Partnership's limited partner interests in the operating partnerships; (ii) all of the assets of OLP-D (including its general partner interest in SFPP), (iii) the Partnership's ownership  interests  in  the  fractionator  and  Shell  CO2  Company  and  (iv)
intercompany notes executed by the operating partnerships in favor of the Partnership for loan proceeds lent to them by the Partnership. If the
Partnership fails to maintain certain financial ratios, then each of the operating partnerships will be obligated to secure its intercompany note with its assets. SFPP has also granted liens on substantially all of its properties to secure its existing indebtedness and such liens remain in effect. If an event of default occurs, the lenders will have the right to foreclose upon such collateral. Foreclosure, in addition to causing an investment loss, could have significant adverse tax consequences for holders of Common Units, including the realization of taxable income by such holders without a corresponding distribution of cash. Similarly, holders of Common Units could have increased taxable income without a corresponding increased cash distribution if, while there is substantial indebtedness outstanding, the Partnership were to dispose of assets.

   Instruments Governing Indebtedness Contain Restrictive Covenants. The Partnership may be prevented by the instruments governing its indebtedness from engaging in certain transactions which might otherwise be considered beneficial to the Partnership, and such provisions may limit or prohibit distributions to holders of Common Units under certain circumstances. The agreements governing such indebtedness generally require the operating partnerships to comply with various affirmative and negative covenants, including without limitation, the maintenance of certain financial ratios and restrictions on (i) the incurrence of additional indebtedness; (ii) entering into mergers, consolidations and sales of assets; (iii) making investments; and (iv) granting liens. In addition, the agreements governing the Partnership's indebtedness generally prohibit the Partnership from making cash distributions to holders of Common Units more frequently than quarterly, from distributing amounts in excess of 100% of Available Cash for the immediately preceding calendar quarter and from making any distribution to holders of Common Units if an event of default exists or would exist upon making such distribution. The instruments governing SFPP's indebtedness contain similar restrictions. The instruments governing any additional indebtedness incurred to refinance the indebtedness may also contain similar restrictions.

   SFPP's First Mortgage Notes generally may not be prepaid at any time prior to December 15, 1999. After December 15, 1999 and prior to December 15, 2002, the Partnership may prepay the SFPP First Mortgage Notes with a make-whole prepayment premium. On or after December 15, 2002 and prior to December 15, 2003, the Partnership may prepay the SFPP First Mortgage Notes with a prepayment premium equal to .7133% of the principal amount so prepaid. After December 15, 2003, the Partnership may prepay the SFPP First Mortgage Notes in whole or in part without a prepayment premium. SFPP is restricted from taking certain actions with respect to $190 million of the SFPP First Mortgage Notes, including the prepayment of such amount. Such restrictions may limit the Partnership's flexibility in structuring or refinancing existing or future indebtedness.

   Potential Change of Control if Kinder Morgan, Inc. Defaults on Indebtedness

   A change of control of the Partnership could occur if Kinder Morgan, Inc. defaults on its secured indebtedness. Kinder Morgan, Inc. ("KMI") owns all of the outstanding capital stock of the General Partner. KMI has pledged this stock to secure certain of its indebtedness. At the present time, KMI's only source of income to pay such indebtedness is dividends that KMI receives from the General Partner.

   Risks Associated with Pipeline Easements

   A significant portion of the South, North and East Lines, owned and operated through SFPP, are located on railroad right-of-ways as to which SFPP was granted easements by SPTC for the construction and operation of such lines. SPTC, or its predecessors in interest, acquired some of such right-of-way pursuant to federal statutes enacted in 1871 and 1875. The right-of-way granted under the 1871 statute was thought to be an outright ownership interest, which would continue in perpetuity unless the right-of-way ceased to be used for railroad purposes, in which case the ownership interest would be extinguished. SPTC and its predecessors in interest have used the right-of-way for railroad purposes since the railroad was constructed. Except for one lawsuit which was dismissed, these lines have operated without challenge to the validity of the easements granted by SPTC on and beneath the land since construction of such lines in the 1950s.

   Two United States Circuit Courts, however, have determined, in decisions rendered in 1979 and 1980, that railroad right-of-ways granted under laws similar to the 1871 statute provide only a surface easement for railroad purposes without any right to the subsurface. If a court were to determine that the 1871 statute also prohibits the use of the subsurface by the railroad or its assignees for the operation of a pipeline, SFPP may be required to obtain easements from subsurface landowners in order to continue to maintain the South, North and East lines beneath the right-of-way SPTC was granted under the 1871 statute. The General Partner believes that such easements could be obtained over time at a cost that would not have a material adverse effect on the Partnership, although no assurance in this regard can be given.

   With respect to the liquids pipelines, the Partnership has been advised by counsel that it has the power of eminent domain in the states in which it operates (except for Illinois) assuming it meets certain requirements that differ from state to state. While there can be no assurance, the Partnership believes that it meets such requirements. The Partnership does not believe that Shell CO2 Company has the power of eminent domain with repect to its CO2 pipelines. The inability of the Partnership to exercise the power of eminent domain could have a material adverse effect on the business of the Partnership in those instances where the Partnership will not have the right through leases, easements, rights-of-way, permits or licenses to use or occupy the property used for the operation of the liquids pipelines and where the Partnership is unable to obtain such rights.

   Risks Associated with Shell CO2 Company

   The limited partnership agreement forming the Shell CO2 Company provides that the Partnership will be entitled to a fixed, quarterly distribution of approximately $3.6 million ($14.5 million per year) during the four year period ended December 31, 2001. In 2002 and 2003, the Partnership's cash distributions will be increased or decreased so that the aggregate cash distributions received by the Partnership during the first six years of Shell CO2 Company's existence will be equal to the Partnership's percentage of the cumulative cash distributions of Shell CO2 Company during such period (which initially is expected to equal 20%) on a present value basis (discounted at 10%). Under certain scenarios, which management believes are unlikely, it is possible that the Partnership would not receive any distributions from Shell CO2 Company during 2002 and 2003 and could be required to return a portion of the distributions received during the first four years. After 2003, the Partnership will participate in distributions in accordance with its partnership percentage.

   Costs of Environmental Regulation

   The business and operations of the Partnership are subject to federal, state and local laws and regulations relating to environmental practices. In particular, the Partnership could incur significant costs and liabilities in the event of an accidental leak or spill in connection with liquid petroleum products transportation and storage. The costs and liabilities associated with leaks and spills of hazardous materials, either individually or in the aggregate, could negatively affect the level of cash available for distribution to holders of Common Units. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations, could result in increased costs and liabilities to the Partnership. The Partnership cannot predict the ultimate impact on their business and operations of the Environmental Protection Agency standards or the impact of future environmental measures. The costs of environmental regulation are, however, already significant and there is a possibility that additional regulation could negatively affect the level of cash available for distribution to holders of Common Units.

   Competition

   Propane  competes  with  electricity,   fuel  oil  and  natural  gas  in  the
residential and commercial heating market. In the engine fuel market, propane competes with gasoline and diesel fuel. Butanes and natural gasoline used in motor gasoline blending and isobutane used in alkylation compete with alternative products. NGLs used as feedstocks for refineries and petrochemical plants compete with alternative feedstocks. As a result, NGL demand is significantly affected by the availability and prices of alternative energy sources and feedstocks. Such competition could ultimately result in lower levels of the Partnership profits and lower cash distributions to holders of Common Units.

   The Partnership conducts its operations without the benefit of exclusive franchises from government entities. In addition, it provides common carrier transportation services through the liquids pipelines at posted tariffs, and, in virtually all cases, without long-term contracts for transportation service with its customers. Demand for transportation services for refined petroleum products is primarily a function of total and per capita fuel consumption, prevailing economic and demographic conditions, alternate modes of transportation, alternate product sources and price.

   Because pipelines are generally the lowest cost method for intermediate and long-haul overland product movement, the liquids pipelines' most significant competitors are proprietary pipelines owned and operated by major oil companies in the areas where the liquids pipelines deliver products, refineries within the operating partnerships' market areas served by the liquids pipelines and trucks. The possibility exists that additional pipelines may in the future be constructed to serve specific markets served by the liquids pipelines. Trucks competitively deliver products in certain markets. Recently, the South, North and East Lines, owned and operated through SFPP, have experienced minor but notable reductions in product volumes delivered to certain shorter-haul destinations, primarily Orange and Colton, California, due to increased utilization of trucking by major oil companies. Management cannot predict with certainty whether this trend towards increased short-haul trucking will continue in the future.

   Utilization of and demand for terminaling services varies widely throughout the liquids pipelines. Certain of the major petroleum companies as well as independent terminal operators are presently in direct competition with the Partnership at several terminal locations. At those locations, market share is primarily a function of pricing, service capabilities and available tankage.

   Risks Associated with the Partnership Agreement and State Partnership Law

   Cash Distribution Policy. Under the terms of the Partnership Agreement, the General Partner is entitled to receive a specified percentage of the quarterly cash distributions to the partners of the Partnership. The percentage varies depending upon the amount of the quarterly distribution. See "Description of the Partnership Agreement--Cash Distribution Policy." After the holders of Common Units have received quarterly cash distributions of $.4675 per Common Unit, the General Partner is entitled to receive 50% (the highest marginal rate under the Partnership Agreement) of any additional cash distributed to the holders of Common Units during such quarter. Based on the Partnership's current annual distribution of $2.25 per Common Unit, the General Partner would receive approximately 20.8% of all such cash distributions and 50% of any distributions in excess of such amount.

   Limited Voting Rights, Management and Control. Holders of Common Units will have only limited voting rights on matters affecting the Partnership. The
General Partner will manage and control the activities of the Partnership. See "Description of Partnership Agreement--Management." Holders of Common Units have no right to elect the General Partner on an annual or other ongoing basis. If the General Partner withdraws, however, its successor may be elected by the holders of a majority of the outstanding Common Units (excluding for purposes of such determination Common Units owned by the departing general partner and its affiliates).

   The General Partner may not be removed unless such removal is approved by the vote of the holders of not less than 662/3% of the outstanding Common Units, excluding Common Units owned by the General Partner and its affiliates, provided that certain other conditions are satisfied. Any such removal is subject to the limited partners approving the successor general partner by the same vote required for removing the General Partner and receipt of an opinion of counsel that such removal and the approval of a successor will not result in the loss of the limited liability of any limited partner or cause the Partnership to be treated as an association taxable as a corporation or otherwise taxed as an entity for federal income tax purposes. In addition, any Common Units held by a person (other than the General Partner and its affiliates) that owns 20% or more of the Common Units cannot be voted. These provisions mean that holders of Common Units only have a limited say in matters affecting the operation of the Partnership and, if such holders are in disagreement with the decisions of the General Partner, they may remove the General Partner only as provided in the Partnership Agreement.

   The General Partner's Liability to the Partnership and the Holders of Common Units May be Limited. Certain provisions of the Partnership Agreement contain exculpatory language purporting to limit the liability of the General Partner to the Partnership or the holders of Common Units. For example, the Partnership Agreement provides that:

 (i) borrowings by or the approval thereof by the General Partner will not constitute a breach of any duty of the General Partner to the Partnership or the holders of Common Units whether or not the purpose or effect thereof is to increase incentive distributions to the General Partner;

  (ii) any actions taken by the General Partner consistent with the standards of reasonable discretion set forth in the definitions of Available Cash and Cash from Operations contained in the Partnership Agreement will be deemed not to breach any duty of the General Partner to the Partnership or the holders of Common Units; and

  (iii) in the absence of bad faith by the General Partner, the resolution of conflicts of interest by the General Partner will not constitute a breach of the Partnership Agreement or a breach of any standard of care or duty.

   Partnership Agreement Limits the Liability and Modifies the Fiduciary Duties of the General Partner Under Delaware Law. Provisions of the Partnership Agreement purport to limit the liability of the General Partner to the Partnership and the holders of Common Units. Such provisions also purport to modify the fiduciary duty standards to which the General Partner would otherwise be subject under Delaware law, under which a general partner owes its limited partners the highest duties of good faith, fairness and loyalty. Such duty of loyalty would generally prohibit a general partner of a Delaware limited partnership from taking any action or engaging in any transaction as to which it has a conflict of interest. The Partnership Agreement permits the General Partner to exercise the discretion and authority granted to it thereunder in the management of the Partnership and the conduct of its operations, so long as its actions are in, or not inconsistent with, the best interests of the Partnership. Such modifications of state law standards of fiduciary duty may significantly limit the ability of holders of Common Units to successfully challenge the actions of the General Partner as being a breach of what would otherwise have been a fiduciary duty.

   Potential Liability of the Holders of Common Units to Repay Distributions. Holders of Common Units will not be liable for assessments in addition to their initial capital investment in the Common Units. Under certain circumstances, however, holders of Common Units may be required to repay to the Partnership amounts wrongfully returned or distributed to them. Under the Delaware Act, a limited partnership may not make a distribution to a partner to the extent that at the time of the distribution, after giving effect to the distribution, all liabilities of the Partnership, other than liabilities to partners on account of their partnership interests and nonrecourse liabilities, exceed the fair value of the assets of the limited partnership. The Delaware Act provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Act will be liable to the limited partnership for the amount of the distribution for three years from the date of the distribution. Under the Delaware Act, an assignee who becomes a substituted limited partner of a limited partnership is liable for the obligations of the assignor to make contributions to the Partnership, except the assignee is not obligated for liabilities unknown to him at the time he or she became a limited partner and which could not be ascertained from the Partnership agreement.

   Potential Liability of Holders of Common Units if the Partnership has not Complied with a State Partnership Law. The Partnership conducts its business in 16 states, and in some of those states the limitations on the liability of limited partners for the obligations of a limited partnership have not been clearly established. If (i) a court or governmental agency determined that the Partnership was conducting business in any such state and had not complied with the applicable limited partnership statute, or (ii) the right of holders of Common Units as a group to remove or replace the General Partner or to take other action pursuant to the Partnership Agreement, and the exercise of such right or the taking of such action constituted "control" of the Partnership's business, then holders of Common Units might be held liable for the Partnership's obligations to the same extent as a general partner.

   The Partnership May Exercise its Limited Call Right. In the event that at any time not more than 20% of the issued and outstanding limited partners' interests of any class of the Partnership are held by persons other than the General Partner and its affiliates, the General Partner will have the right, assignable to any of its affiliates or to the Partnership, to purchase all, but not less than all, of the limited partner interests of the Partnership held by such unaffiliated persons for a price equal to the most recent 20-day average trading price, or the highest purchase price paid by the General Partner or its affiliates to acquire limited partner interests of such class of the Partnership during the prior 90 days, whichever is higher. As a consequence, a holder of such limited partner interests may have such holder's interest purchased even though the holder may not desire to sell it, or the price paid may be less than the amount the holder would desire to receive.

   The Partnership May Sell Additional Limited Partner Interests, Diluting Existing Interests of Holders of Common Units. The Partnership Agreement authorizes the General Partner to cause the Partnership to issue additional limited partner interests and other equity securities of the Partnership for such consideration and on such terms and conditions as shall be established by the General Partner. Any issuance of additional Common Units or other equity securities of the Partnership would result in a corresponding decrease in the proportionate ownership interest in the Partnership represented by Common Units then outstanding, and such issuance could therefore adversely affect the amount of cash distributed with respect to, and the market price of, Common Units outstanding prior to such issuance. Such additional issuance's will also diminish the relative voting strength of the previously outstanding Common Units.

   Effects of Anti-takeover Provisions. The Partnership Agreement provides that any person or group (other than the General Partner and its affiliates) that acquires beneficial ownership of 20% or more of the Common Units will lose its voting rights with respect to all of its Common Units. This provision is intended to discourage a person or group from attempting to remove the General Partner or otherwise change management of the Partnership and may diminish the price at which the Common Units will trade under certain circumstances. For example, the provision may make it unlikely that a third party, in an effort to remove the General Partner and take over the management of the Partnership, would make a tender offer for the Common Units at a price above their trading market price without first removing the General Partner and substituting an affiliate.

   Pre-emptive Rights of General Partner. To maintain its then current partnership interest in the Partnership, the General Partner, acting as general partner of the Partnership, has the right to purchase additional limited partnership interests issued by the Partnership whenever, and on the same terms that, the Partnership issues such securities to any person other than the General Partner and its affiliates. No other holder of Common Units has a similar right. Therefore, only the General Partner may protect itself against the dilutive effect of an issuance of additional equity securities of the Partnership. The General Partner waived its pre-emptive right in connection with the Transaction, but not with respect to any other or further transaction.

   Potential  Conflicts of Interest Related to Operation of the Partnership

   Certain conflicts of interest could arise among the General Partner, Kinder Morgan Inc., the parent company of the General Partner ("KMI") and the Partnership. Such conflicts may include, among others, the following situations:

  (i) The Partnership does not have any employees and relies solely on employees of the General Partner and its affiliates, including KMI.

   (ii) Under the terms of the Partnership Agreement, the Partnership reimburses
the  General   Partner  for  costs   incurred  in  managing  and  operating  the
Partnership.

   (iii) The amount of cash expenditures, borrowings and reserves in any quarter may affect whether or the extent to which there is sufficient Available Cash constituting Cash from Operations to pay quarterly distributions on the Common Units in such quarter or subsequent quarters. The ability of the Partnership to continue to make distributions at its current annual level of $2.25 per Common Unit depends upon the operations of the Partnership and various factors which cannot be guaranteed. See "--Cash Distributions will Fluctuate with Performance; No Minimum Distribution."

   (iv) Whenever possible, the General Partner intends to limit the liability under contractual arrangements of the Partnership to all or particular assets of the Partnership, with the other party to the contract having no recourse against the General Partner or its assets. The Partnership Agreement provides that any action by the General Partner in so limiting its liability or that of the Partnership will not be deemed to be a breach of its fiduciary duty, even if the Partnership could have obtained more favorable terms without such limitation on liability.

   (v) Under the terms of the Partnership Agreement, the General Partner is not restricted from paying its affiliates for any services rendered on terms fair and reasonable to the Partnership or entering into additional contractual arrangements with any of the affiliates of the General Partner on behalf of the Partnership. Neither the Partnership Agreement nor any of the other agreements, contracts and arrangements between the Partnership, on the one hand, and the General Partner and its affiliates, on the other hand, are or will be the result of arm's-length negotiations.

   (vi) The Partnership Agreement provides that it will not constitute a breach of the General Partner's fiduciary duty if the General Partner exercises its right to call for and purchase limited partner interests as provided in the Partnership Agreement or assigns this right to one of its affiliates or to the Partnership.

  Tax Treatment Of Publicly Traded Partnership Under The Internal Revenue Code

   The Internal Revenue Code of 1986, as amended (the "Code"), imposes certain limitations on the current deductibility of losses attributable to investments in publicly traded partnerships and treats certain publicly traded partnerships as corporations for federal income tax purposes. The following discussion briefly describes certain aspects of the Code that apply to individuals who are citizens or residents of the United States without commenting on all of the federal income tax matters affecting the Partnership or the Unitholders, and is qualified in its entirety by reference to the Code. UNITHOLDERS ARE URGED TO CONSULT THEIR OWN TAX ADVISOR ABOUT THE FEDERAL, STATE, LOCAL AND FOREIGN TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE PARTNERSHIP.

   Tax Characterization of the Partnership. The availability to a holder of Common Units of the federal income tax benefits of an investment in the Partnership depends, in large part, on the classification of the Partnership as a partnership for federal income tax purposes. The Code generally treats a publicly traded partnership formed after 1987 as a corporation unless, for each taxable year of its existence, 90% or more of its gross income consists of qualifying income.

   If the Partnership were to fail to meet the 90% "qualified income" test (the "Natural Resources Exception") for any year prior to or subsequent to the acquisition of Santa Fe, the Partnership would be treated as a corporation unless it met the inadvertent failure exception. Qualifying income includes interest, dividends, real property rents, gains from the sale or disposition of real property, income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines transporting gas, oil or products thereof), or the marketing of any mineral or natural resource (including fertilizer, geothermal energy and timber), and gain from the sale or disposition of capital assets that produced such income. The General Partner believes that more than 90% of the Partnership's gross income is, and has been, qualifying income because the Partnership is engaged primarily in the transportation of NGLs, refined petroleum products and CO2 through the pipelines.

   If the Partnership were classified as an association taxable as a corporation for federal income tax purposes, the Partnership would be required to pay tax on its income at corporate rates, distributions would generally be taxed to the holders of Common Units as corporate distributions, and no income, gain, loss, deduction or credit would flow through to the holders of Common Units. Because tax would be imposed upon the Partnership as an entity, the cash available for distribution to the holders of Common Units would be substantially reduced. Treatment of the Partnership as an association taxable as a corporation or otherwise as a taxable entity would result in a material reduction in the anticipated cash flow and after-tax return to the holders of Common Units.

   There can be no assurance that the law will not be changed so as to cause the Partnership to be treated as an association taxable as a corporation for federal income tax purposes or otherwise to be subject to entity-level taxation. The Partnership Agreement provides that, if a law is enacted that subjects the Partnership to taxation as a corporation or otherwise subjects the Partnership to entity-level taxation for federal income tax purposes, certain provisions of the Partnership Agreement relating to the General Partner's incentive distributions will be subject to change, including a decrease in the amount of the Target Distribution levels to reflect the impact of entity level taxation on the Partnership.

   Passive Activity Loss Limitations. Under the passive loss limitations, losses generated by the Partnership, if any, will only be available to offset future income generated by the Partnership and cannot be used to offset income which an individual estate, trust or personal service corporation realizes from other activities, including passive activities or investments. Income which may not be offset by passive activity "losses" includes not only salary and active business income, but also portfolio income such as interest, dividends or royalties or gain from the sale of property that produces portfolio income. Credits from passive activities are also limited to the tax attributable to any income from passive activities. The passive activity loss rules are applied after other applicable limitations on deductions, such as the at-risk rules and the basis limitation. Certain closely held corporations are subject to slightly different rules, which can also limit their ability to offset passive losses against certain types of income. A Common Unitholder's proportionate share of unused losses may be deducted when the holder of Common Units disposes of all of such holder's Common Units in a fully taxable transaction with an unrelated party. Net passive income from the Partnership may be offset by a Common Unit holder's unused Partnership losses carried over from prior years, but not by losses from other passive activities, including losses from other publicly traded partnerships. In addition, a Unitholder's proportionate share of the Partnership's portfolio income, including portfolio income arising from the investment of the Partnership's working capital, is not treated as income from a passive activity and many not be offset by such Unitholder's share of net losses of the Partnership.

   Section 754 Election. Each of the Partnership and its operating partnerships has made, will make, as necessary, and maintain the election provided for by
Section 754 of the Code, which will generally permit a holder of Common Units to calculate cost recovery and depreciation deductions by reference to the portion of the Common Unit holder's purchase price attributable to each asset of the Partnership. A constructive termination of the Partnership could result in penalties and a loss of basis adjustments under Section 754, if the Partnership were unable to determine that a termination had occurred and, therefore, did not make a Section 754 election for the new Partnership.

   No Amortization of Book-Up Attributable to Intangibles. The acquisition of Santa Fe resulted in a restatement of the capital accounts of both the former Santa Fe common unit holders and the pre-acquisition Common Unit holders to fair market value ("Book-Up") and an allocation of such increased capital account value among the Partnership's assets will be based on the values indicated by an independent appraisal obtained by the General Partner. The General Partner has obtained an independent appraisal which indicates that all of such value is attributable to tangible assets. However, if such valuations were challenged by the IRS and such challenge were successful, a portion of this Book-Up could be allocated to intangible assets that will not be amortizable either for tax or capital account purposes, and therefore, will not support a curative allocation of income. This could result in a disproportionate allocation of taxable income to either a pre-acquisition Common Unit holder or a former Santa Fe common unit holder.

   Deductibility of Interest Expense. The Code generally provides that investment interest expense is deductible only to the extent of a non-corporate taxpayer's net investment income. In general, net investment income for purposes of this limitation includes gross income from property held for investment (except for net capital gains for which the taxpayer has elected to be taxed at a maximum rate of 28 percent) and portfolio income (determined pursuant to the passive loss rules) reduced by certain expense (other than interest) which are directly connected with the production of such income. Property subject to the passive loss rules is not treated as property held for investment. However, the IRS has issued a Notice which provides that net income from a publicly traded partnership (not otherwise treated as a corporation) may be included in net investment income for the purposes of the limitation on the deductibility of investment interest. A Unitholder's investment income attributable to its interest in the Partnership will include both its allocable share of the Partnership's portfolio income and trade or business income. A Unitholder's investment interest expense will include its allocable share of the Partnership's interest expense attributable to portfolio investments.

   Tax Liability Exceeding Cash Distributions or Proceeds from Dispositions of Common Units. A holder of Common Units will be required to pay federal income tax and, in certain cases, state and local income taxes on such holder's allocable share of the Partnership's income, whether or not such holder receives cash distributions from the Partnership. No assurance is given that holders of Common Units will receive cash distributions equal to their allocable share of taxable income from the Partnership. Further, a holder of Common Units may incur tax liability in excess of the amount of cash received.

   Tax Shelter Registration; Potential IRS Audit. The Partnership is registered with the IRS as a "tax shelter." No assurance can be given that the Partnership will not be audited by the IRS or that tax adjustments will not be made. The rights of a Common Unit holder owning less than a 1% profits interest in the Partnership to participate in the income tax audit process have been substantially reduced. Further, any adjustments in the Partnership's returns will lead to adjustments in the returns of holders of Common Units and may lead to audits of Common Unit holders' returns and adjustments of items unrelated to the Partnership's. Each holder of Common Units would bear the cost of any expenses incurred in connection with an examination of the personal tax return of such holder.

   Unrelated Business Taxable Income. Certain entities otherwise exempt from federal income taxes (such as individual retirement accounts, pension plans and charitable organizations) are nevertheless subject to federal income tax on net unrelated business taxable income and each such entity must file a tax return for each year in which it has more than $1,000 of gross income from unrelated business activities. The General Partner believes that substantially all of the Partnership's gross income will be treated as derived from an unrelated trade or business and taxable to such entities. The tax-exempt entity's share of the Partnership's deductions directly connected with carrying on such unrelated trade or business are allowed in computing the entity's taxable unrelated business income. ACCORDINGLY, INVESTMENT IN THE PARTNERSHIP BY TAX-EXEMPT ENTITIES SUCH AS INDIVIDUAL RETIREMENT ACCOUNTS, PENSION PLANS AND CHARITABLE TRUSTS MAY NOT BE ADVISABLE.

   State and Local Tax Treatment. Each holder of Common Units may be subject to income, estate or inheritance taxes in states and localities in which the Partnership owns property or does business, as well as in such holder's own state or locality. The Partnership conducts business in 15 states: Arizona, California, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Missouri, Nebraska, Nevada, New Mexico, Oregon, Texas and Wyoming. A unitholder will likely be required to file state income tax returns and to pay applicable state income taxes in many of these states and may be subject to penalties for failure to comply with such requirements. Some of the states have proposed that the Partnership withhold a percentage of income attributable to Partnership operations within the state for Unitholders who are non-residents of the state. In the event that amounts are required to be withheld (which may be greater or less than a particular Unitholder's income tax liability to the state), such withholding would generally not relieve the non-resident Unitholder from the obligation to file a state income tax return.

Description of the Partnership Agreeement

   The following paragraphs are a summary of certain provisions of the Partnership Agreement. A copy of the Partnership Agreement is filed as an exhibit to this report. Unless otherwise specifically described, references herein to the term "Partnership Agreement" constitute references to the partnership agreements of the Partnership and its operating partnerships collectively. The following discussion is qualified in its entirety by reference to the partnership agreements for the Partnership and its operating partnerships. With regard to allocations of taxable income and taxable loss, see "Tax Treatment of Publicly Traded Partnerships Under the Internal Revenue Code."

   Organization and Duration

   The Partnership, and each of the operating partnerships are Delaware limited partnerships. Unless liquidated or dissolved at an earlier time, under the terms of the Partnership Agreement, the Partnership and each of the operating partnerships will dissolve on December 31, 2082.

   Purpose

   The purpose of the Partnership under the Partnership Agreement is to serve as the limited partner in the operating partnerships and to conduct any other business that may be lawfully conducted by a limited partnership organized pursuant to the Delaware Act.

   Power of Attorney

   Each limited partner, and each person who acquires a Common Unit from a prior holder and executes and delivers a transfer application with respect to such Common Unit, grants to the General Partner and, if a liquidator has been appointed, the liquidator, a power of attorney to, among other things, (i) execute and file certain documents required in connection with the qualification, continuance or dissolution of the Partnership or the amendment of the Partnership Agreement in accordance with the terms of the Partnership Agreement and (ii) make consents and waivers contained in the Partnership Agreement.

   Restrictions on Authority of the General Partner

   The authority of the General Partner is limited in certain respects under the Partnership Agreement. The General Partner is prohibited, without the prior approval of holders of record of a majority of the outstanding Common Units from, among other things, selling or exchanging all or substantially all of the Partnership's assets in a single transaction or a series of related transactions (including by way of merger, consolidation or other combination) or approving on behalf of the Partnership the sale, exchange or other disposition of all or substantially all of the assets of the Partnership, provided that the Partnership may mortgage, pledge, hypothecate or grant a security interest in all or substantially all of the Partnership's assets without such approval. The Partnership may sell all or substantially all of its assets pursuant to a foreclosure or other realization upon the foregoing encumbrances without such approval. Except as provided in the Partnership Agreement and generally described under "--Amendment of Partnership Agreement and Other Agreements," any amendment to a provision of the Partnership Agreement generally will require the approval of the holders of at least 66 2/3% of the Common Units. The General Partner's ability to sell or otherwise dispose of the Partnership's assets are restricted by the terms of the Partnership's credit facility.

   In general, the General Partner may not take any action, or refuse to take any reasonable action, without the consent of the holders of at least a majority of each class of outstanding units of the Partnership, including the consent of at least a majority of the outstanding Common Units (other than Common Units owned by the General Partner and its affiliates), the effect of which would be to cause the Partnership to be treated as an association taxable as a corporation or otherwise taxed as an entity for federal income tax purposes.

   Withdrawal or Removal of the General Partner

   The General Partner has agreed not to voluntarily withdraw as general partner of the Partnership prior to January 1, 2003 (with limited exceptions described below) without the approval of at least a majority of the outstanding Common Units (excluding for purposes of such determination Common Units held by the General Partner and its affiliates) and furnishing an opinion of counsel that such withdrawal will not cause the Partnership to be treated as an association taxable as a corporation or otherwise taxed as an entity for federal income tax purposes or result in the loss of the limited liability of any limited partner. On or after January 1, 2003, the General Partner may withdraw as general partner by giving 90 days' written notice (without first obtaining approval from the holders of Common Units), and such withdrawal will not constitute a breach of the Partnership Agreement. If an opinion of counsel cannot be obtained to the effect that (following the selection of a successor) the General Partner's withdrawal would not result in the loss of limited liability of the holders of Common Units or cause the Partnership to be treated as an association taxable as a corporation or otherwise taxed as an entity for federal income tax purposes, the Partnership will be dissolved after such withdrawal. Notwithstanding the foregoing, the General Partner may withdraw without approval of the holders of Common Units upon 90 days' notice to the limited partners if more than 50% of the outstanding Common Units (other than those held by the withdrawing General Partner and its affiliates) are held or controlled by one person and its affiliates. In addition, the Partnership Agreement does not restrict Kinder Morgan, Inc.'s ability to sell directly or indirectly, all or any portion of the capital stock of the General Partner to a third party without the approval of the holders of Common Units.

   The General Partner may not be removed unless such removal is approved by the vote of the holders of not less than 662/3% of the outstanding Common Units (excluding Common Units held by the General Partner and its affiliates) provided that certain other conditions are satisfied. Any such removal is subject to the approval of the successor general partner by the same vote and receipt of an opinion of counsel that such removal and the approval of a successor will not result in the loss of limited liability of any limited partner or cause the Partnership to be treated as an association taxable as a corporation or otherwise taxed as an entity for federal income tax purposes.

   In the event of withdrawal of the General Partner where such withdrawal violates the Partnership Agreement or removal of the General Partner by the limited partners under circumstances where cause exists, a successor general partner will have the option to acquire the general partner interest of the departing General Partner (the "Departing Partner") in the Partnership for a cash payment equal to the fair market value of such interest. Under all other circumstances where the General Partner withdraws or is removed by the limited partners, the Departing Partner will have the option to require the successor general partner to acquire such general partner interest of the Departing Partner for such amount. In each case such fair market value will be determined by agreement between the Departing Partner and the successor general partner, or if no agreement is reached, by an independent investment banking firm or other independent expert selected by the Departing Partner and the successor general partner (or if no expert can be agreed upon, by the expert chosen by agreement of the expert selected by each of them). In addition, the Partnership would also be required to reimburse the Departing Partner for all amounts due the Departing Partner, including without limitation all employee related liabilities, including severance liabilities, incurred in connection with the termination of the employees employed by the Departing Partner for the benefit of the Partnership.

   If the above-described option is not exercised by either the Departing Partner or the successor general partner, as applicable, the Departing Partner's general partner interest in the Partnership will be converted into Common Units equal to the fair market value of such interest as determined by an investment banking firm or other independent expert selected in the manner described in the preceding paragraph.

   The General Partner may transfer all, but not less than all, of its general partner interest in the Partnership without the approval of the limited partners to one of its affiliates or upon its merger or consolidation into another entity or the transfer of all or substantially all of its assets to another entity, provided in either case that such entity assumes the rights and duties of the General Partner, agrees to be bound by the provisions of the Partnership
Agreement and furnishes an opinion of counsel that such transfer would not result in the loss of the limited liability of any limited partner or cause the Partnership to be treated as an association taxable as a corporation or otherwise cause the Partnership to be subject to entity level taxation for federal income tax purposes. In the case of any other transfer of the general partner interest in the Partnership, in addition to the foregoing requirements, the approval of at least a majority of the Common Units is required, excluding for such purposes those interests held by the General Partner and its affiliates.

   Upon the withdrawal or removal of the General Partner, the Partnership will be dissolved, wound up and liquidated, unless such withdrawal or removal takes place following the approval of a successor general partner or unless within 180 days after such withdrawal or removal a majority of the holders of Common Units agree in writing to continue the business of the Partnership and to the appointment of a successor general partner. See "-Termination and Dissolution."

   Anti-takeover and Restricted Voting Right Provisions

   The Partnership Agreement contains certain provisions that are intended to discourage a person or group from attempting to remove the General Partner, as general partner, or otherwise change the management of the Partnership. If any person or group other than the General Partner and its affiliates acquires beneficial ownership of 20% or more of the Common Units, such person or group loses any and all voting rights with respect to all of the Common Units beneficially owned or held by such person.



   Transfer Agent and Registrar

   Duties. First Chicago Trust Company of New York is the registrar and transfer agent (the "Transfer Agent") for the Common Units and receives a fee from the Partnership for serving in such capacities. All fees charged by the Transfer Agent for transfers of Common Units are borne by the Partnership and not by the holders of Common Units, except that fees similar to those customarily paid by holders of securities for surety bond premiums to replace lost or stolen certificates, taxes or other governmental charges, special charges for services requested by a holder of a Common Unit and other similar fees or charges will be borne by the affected holder. There will be no charge to holders for disbursements of the Partnership cash distributions. The Partnership will indemnify the Transfer Agent, its agents and each of their respective shareholders, directors, officers and employees against all claims and losses that may arise out of acts performed or omitted in respect of its activities as such, except for any liability due to any negligence, gross negligence, bad faith or intentional misconduct of the indemnified person or entity.

   Resignation or Removal. The Transfer Agent may at any time resign, by notice to the Partnership, or be removed by the Partnership, such resignation or removal to become effective upon the appointment by the General Partner of a successor transfer agent and registrar and its acceptance of such appointment. If no successor has been appointed and accepted such appointment within 30 days after notice of such resignation or removal, the General Partner is authorized to act as the transfer agent and registrar until a successor is appointed.

   Transfer of Common Units;  Status as Limited  Partner or
Assignee

   Until a Common Unit has been transferred on the books of the Partnership, the Partnership and the Transfer Agent, notwithstanding any notice to the contrary, may treat the record holder thereof as the absolute owner for all purposes, except as otherwise required by law or stock exchange regulation. Any transfers of a Common Unit will not be recorded by the Transfer Agent or recognized by the Partnership unless the transferee executes and delivers a Transfer Application (set forth on the reverse side of the certificate representing Common Units). By executing and delivering the Transfer Application, the transferee of Common Units (i) becomes the record holder of such Common Units and shall constitute an assignee until admitted to the Partnership as a substitute limited partner, (ii) automatically requests admission as a substituted limited partner in the Partnership, (iii) agrees to be bound by the terms and conditions of and is deemed to have executed the Partnership Agreement, (iv) represents that such transferee has capacity, power and authority to enter into the Partnership
Agreement, (v) grants powers of attorney to the General Partner and any liquidator of the Partnership as specified in the Partnership Agreement and (vi) makes the consents and waivers contained in the Partnership Agreement. An assignee, pending its admission as a substituted limited partner in the Partnership, is entitled to an interest in the Partnership equivalent to that of a limited partner with respect to the right to share in allocations and distributions from the Partnership, including liquidating distributions. The General Partner will vote, and exercise other powers attributable to, Common Units owned by an assignee who has not become a substituted limited partner at the written direction of such Assignee. See "-Meetings; Voting."

   An assignee will become a substituted limited partner of the Partnership in respect of the transferred Common Units upon the consent of the General Partner and the recordation of the name of the assignee on the books and records of the Partnership. Such consent may be withheld in the sole discretion of the General Partner. Common Units are securities and are transferable according to the laws governing transfers of securities. In addition to other rights acquired upon transfer, the transferor gives the transferee the right to request admission as a substituted limited partner in the Partnership in respect of the transferred Common Units. A purchaser or transferee of Common Units who does not execute and deliver a Transfer Application obtains only (a) the right to transfer the Common Units to a purchaser or other transferee and (b) the right to transfer the right to seek admission as a substituted limited partner in the Partnership with respect to the transferred Common Units. Thus, a purchaser or transferee of

Common Units who does not execute and deliver a Transfer Application will not receive cash distributions unless the Common Units are held in a nominee or street name account and the nominee or broker has executed and delivered a Transfer Application with respect to such Common Units and may not receive certain federal income tax information or reports furnished to record holders of Common Units. The transferor of Common Units will have a duty to provide such transferee with all information that may be necessary to obtain registration of the transfer of the Common Units, but the transferee agrees, by acceptance of the certificate representing Common Units, that the transferor will not have a duty to see to the execution of the Transfer Application by the transferee and will have no liability or responsibility if such transferee neglects or chooses not to execute and forward the Transfer Application.

   Holders of Common Units may hold their Common Units in nominee accounts, provided that the broker (or other nominee) executes and delivers a Transfer Application. The Partnership will be entitled to treat the nominee holder of a Common Unit as the absolute owner thereof, and the beneficial owner's rights will be limited solely to those that it has against the nominee holder as a result of or by reason of any understanding or agreement between such beneficial owner and nominee holder.

   Non-citizen Assignees; Redemption

   If the Partnership is or becomes subject to federal, state or local laws or regulations that, in the reasonable determination of the General Partner, provides for the cancellation or forfeiture of any property in which the Partnership has an interest because of the nationality, citizenship or other related status of any limited partner or assignee, the Partnership may redeem the Common Units held by such limited partner or assignee at their Average Fair Market Price. In order to avoid any such cancellation or forfeiture, the General Partner may require each record holder or assignee to furnish information about the holder's nationality, citizenship, residency or related status. If the record holder fails to furnish such information within 30 days after a request for such information, or if the General Partner determines on the basis of the information furnished by such holder in response to the request that the cancellation or forfeiture of any property in which the Partnership has an interest may occur, the General Partner may be substituted as the limited partner for such record holder, who will then be treated as a non-citizen assignee ("Non-citizen Assignee"), and the General Partner will have the right to redeem the Common Units held by such record holder as described above. The Partnership Agreement sets forth the rights of such record holder or assignee upon redemption. Pending such redemption or in lieu thereof, the General Partner may change the status of any such limited partner or assignee to that of a Non-citizen Assignee. Further, a Non-citizen Assignee (unlike an assignee who is not a substitute limited partner) does not have the right to direct the vote regarding such Non-citizen Assignee's Common Units and may not receive distributions in kind upon liquidation of the Partnership. See "-Transfer of Common Units; Status as Limited Partner or Assignee."

   As used in this Report, (i) "Average Fair Market Price" of a limited partner interest as of any date means the average of the daily End of Day Price (as hereinafter defined) for the 20 consecutive Unit Transaction Days (as hereinafter defined) immediately prior to such date; (ii) "End of Day Price" for any day means the last sale price on such day, regular way, or in case no such sale takes place on such day, the average of the closing bid and asked prices on such day, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the principal national securities exchange on which the limited partner interests of such class are listed or admitted to trading or, if the limited partner interests of such class are not listed or admitted to trading on any national securities exchange, the last quoted sale price on such day, or, if not so quoted, the average of the high bid and low asked prices on such day in the over-the-counter market, as reported by the NASDAQ or such other system then in use, or if on any such day the limited partner interests of such class are not quoted by any such organization, the average of the closing bid and asked prices on such day as furnished by a professional market maker making a market in the limited partner interests of such class selected by the Board of Directors of the General Partner, or if on any such day no market maker is making a market in such limited partner interests, the fair value of such limited partner interests on such day as determined reasonably and in good faith by the Board of Directors of the General Partner; and (iii) "Unit Transaction Day" means a day on which the principal national securities exchange on which such limited partner interests are listed or admitted to trading is open for the transaction of business or, if the limited partner interests of such class are not listed or admitted to trading on any national securities exchange, a day on which banking institutions in New York City generally are open.

Issuance of Additional Securities

   The Partnership's Issuance of Securities. The Partnership Agreement does not restrict the ability of the General Partner to issue additional limited or general partner interests and authorizes the General Partner to cause the Partnership to issue additional securities of the Partnership for such consideration and on such terms and conditions as shall be established by the General Partner in its sole discretion without the approval of any limited partners. In accordance with Delaware law and the provisions of the Partnership Agreement, the General Partner may issue additional partnership interests which, in its sole discretion, may have special voting rights to which the Common Units are not entitled.

   Limited Pre-emptive Right of General Partner. The General Partner has the right, which it may from time to time assign in whole or in part to any of its affiliates, to purchase Common Units or other equity securities of the Partnership from the Partnership whenever, and on the same terms that, the Partnership issues such securities to persons other than the General Partner and its affiliates, to the extent necessary to maintain the percentage interest of the General Partner and its affiliates in the Partnership to that which existed immediately prior to each such issuance.

   Limited Call Right

   If at any time not more than 20% of the issued and outstanding limited partner interests of any class are held by persons other than the General Partner and its affiliates, the General Partner will have the right, which it may assign and transfer to any of its affiliates or to the Partnership, to purchase all, but not less than all, of the outstanding limited partner interests of such class held by such non-affiliated persons, as of a record date to be selected by the General Partner, on at least 10 but not more than 60 days' notice. The purchase price in the event of such purchase shall be the greater of
(i) the Average Fair Market Price of limited partner interests of such class as of the date five days prior to the mailing of written notice of its election to purchase limited partner interests of such class and (ii) the highest cash price paid by the General Partner or any of its affiliates for any limited partner interests of such class purchased within the 90 days preceding the date the General Partner mails notice of its election to purchase such Common Units.

   Amendment of Partnership Agreement and Other Agreements

   Amendments to the Partnership Agreement may be proposed only by or with the consent of the General Partner. In order to adopt a proposed amendment, the General Partner is required to seek written approval of the holders of the number of Common Units required to approve such amendment or call a meeting of the limited partners to consider and vote upon the proposed amendment, except as described below. Proposed amendments (other than those described below) must be approved by holders of at least 662/3% of the outstanding Common Units, except that no amendment may be made which would (i) enlarge the obligations of any limited partner, without its consent, (ii) enlarge the obligations of the General Partner, without its consent, which may be given or withheld in its sole discretion, (iii) restrict in any way any action by or rights of the General Partner as set forth in the Partnership Agreement, (iv) modify the amounts distributable, reimbursable or otherwise payable by the Partnership to the General Partner, (v) change the term of the Partnership or (vi) give any person the right to dissolve the Partnership other than the General Partner's right to dissolve the Partnership with the approval of a majority of the outstanding Common Units or change such right of the General Partner in any way.

   The General Partner may make amendments to the Partnership Agreement without the approval of any limited partner or assignee of the Partnership to reflect
(i) a change in the name of the Partnership, the location of the principal place of business of the Partnership, the registered agent or the registered office of the Partnership, (ii) admission, substitution, withdrawal or removal of partners in accordance with the Partnership Agreement, (iii) a change that, in the sole discretion of the General Partner, is reasonable and necessary or appropriate to qualify or continue the qualification of the Partnership as a partnership in which the limited partners have limited liability or that is necessary or advisable in the opinion of the General Partner to ensure that the Partnership will not be treated as an association taxable as a corporation or otherwise subject to taxation as an entity for federal income tax purposes, (iv) an amendment that is necessary, in the opinion of counsel to the Partnership, to prevent the Partnership or the General Partner or their respective directors or officers from in any manner being subjected to the provisions of the Investment Company Act of 1940, as amended, the Investment Advisors Act of 1940, as amended, or "plan asset" regulations adopted under the Employee Retirement Income Security Act of 1974, as amended, whether or not substantially similar to plan asset regulations currently applied or proposed by the United States Department of Labor, an amendment that in the sole discretion of the General
Partner is  necessary  or  desirable in
connection with the authorization of additional limited or general partner interests, (vi) any amendment expressly permitted in the Partnership Agreement to be made by the General Partner acting alone, (vii) an amendment effected, necessitated or contemplated by a merger agreement that has been approved pursuant to the terms of the Partnership Agreement and (viii) any other amendments substantially similar to the foregoing.

   In addition, the General Partner may make amendments to the Partnership Agreement without such consent if such amendments (i) do not adversely affect the limited partners in any material respect, (ii) are necessary or desirable to satisfy any requirements, conditions or guidelines contained in any opinion, directive, ruling or regulation of any federal or state agency or judicial authority or contained in any federal or state statute, (iii) are necessary or desirable to facilitate the trading of the Common Units or to comply with any rule, regulation, guideline or requirement of any securities exchange on which the Common Units are or will be listed for trading, compliance with any of which the General Partner deems to be in the best interests of the Partnership and the holders of Common Units or (iv) are required to effect the intent of, or as contemplated by, the Partnership Agreement.

   The General Partner will not be required to obtain an opinion of counsel as to the tax consequences or the possible effect on limited liability of amendments described in the two immediately preceding paragraphs. No other amendments to the Partnership Agreement will become effective without the approval of at least 95% of the Common Units unless the Partnership obtains an opinion of counsel to the effect that such amendment will not cause the Partnership to be treated as an association taxable as a corporation or otherwise cause the Partnership to be subject to entity level taxation for federal income tax purposes and will not affect the limited liability of any limited partner in the Partnership or the limited partner of the operating partnerships.

   Any amendment that materially and adversely affects the rights or preferences of any type or class of limited partner interests in relation to other types or classes of limited partner interests or the general partner interests will require the approval of at least 66 2/3% of the type or class of limited partner interests so affected.

   Management

   General. The General Partner will manage and operate the activities of the Partnership, and the General Partner's activities will be limited to such management and operation. Holders of Common Units will not direct or participate in the management or operations of the Partnership or any of the operating partnerships . See "--Limited Liability." The General Partner will owe a fiduciary duty to the holders of Common Units. Notwithstanding any limitation on obligations or duties, the General Partner will be liable, as the general partner of the Partnership, for all the debts of the Partnership (to the extent not paid by the Partnership), except to the extent that indebtedness incurred by the Partnership is made specifically non-recourse to the General Partner.

   The Partnership does not currently have any directors, officers or employees. As is commonly the case with publicly traded limited partnerships, the Partnership does not currently contemplate that it will directly employ any of the persons responsible for managing or operating the Partnership's business or for providing it with services, but will instead reimburse the General Partner or its affiliates for the services of such persons. See "-Reimbursement of Expenses."

   Reimbursement of Expenses. The General Partner will receive no management fee or similar compensation in conjunction with its management of the Partnership (other than cash distributions). See "--Cash Distribution Policy." However, the General Partner is entitled pursuant to Partnership Agreement to reimbursement on a monthly basis, or such other basis as the General Partner may determine in its sole discretion, for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. The Partnership Agreement provides that the General Partner shall determine the fees and expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. The reimbursement for such costs and expenses will be in addition to any reimbursement to the General Partner and its affiliates as a result of the indemnification provisions of the Partnership Agreement.
See "-Indemnification."

   Indemnification. The Partnership Agreement provides that the Partnership will indemnify the General Partner, any Departing Partner and any person who is or was an officer or director of the General Partner or any Departing Partner, to the fullest extent permitted by law, and may indemnify, to the extent deemed advisable by the General Partner, to the fullest extent permitted by law, any person who is or was an affiliate of the General Partner or any

Departing Partner, any person who is or was an officer, director, employee, partner, agent or trustee of the General Partner, any Departing Partner or any such affiliate, or any person who is or was serving at the request of the General Partner or any affiliate of the General Partner or any Departing Partner as an officer, director, employee, partner, agent, or trustee of another person ("Indemnities") from and against any and all losses, claims, damages, liabilities (joint or several) expenses (including, without limitation, legal fees and expenses), judgments, fines, penalties, interest, settlement and other amounts arising from any and all claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, in which any Indemnitee may be involved, or is threatened to be involved, as a party or otherwise, by reason of its status as (i) the General Partner, a Departing Partner or affiliate of either, (ii) an officer, director, employee, partner, agent or trustee of the General Partner, any Departing Partner or affiliate of either or (iii) a person serving at the request of the Partnership in another entity in a similar capacity, provided that in each case the Indemnitee acted in good faith and in a manner which the Indemnitee believed to be in or not opposed to the best interests of the Partnership and, with respect to any criminal proceeding, had no reasonable cause to believe its conduct was unlawful. Any indemnification under the Partnership Agreement will only be paid out of the assets of the Partnership, and the General Partner will not be personally liable for, or have any obligation to contribute or loan funds or assets to the Partnership to enable it to effectuate, such indemnification. The Partnership is authorized to purchase (or to reimburse the General Partner or its affiliates for the cost of) insurance, purchased on behalf of the General Partner and such other persons as the General Partner determines, against liabilities asserted against and expenses incurred by such persons in connection with the Partnership's activities, whether or not the Partnership would have the power to indemnify such person against such liabilities under the provisions described above.

   Conflicts and Audit Committee. One or more directors who are neither officers nor employees of the General Partner or any of its affiliates will serve as a committee of the Board of Directors of the General Partner (the "Conflicts and Audit Committee") and will, at the request of the General Partner, review specific matters as to which the General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Partnership. The Conflicts and Audit Committee will only review matters at the request of the General Partner, which has sole discretion to determine which matters to submit to such Committee. Any matters approved by the Conflicts and Audit Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner of the Partnership Agreement or any duties it may owe to the Partnership. Additionally, it is possible that such procedure in itself may constitute a conflict of interest.

   Meetings; Voting

   Holders of Common Units or assignees who are record holders of Common Units on the record date set pursuant to the Partnership Agreement will be entitled to notice of, and to vote at, meetings of limited partners of the Partnership and to act with respect to matters as to which approvals may be solicited. With respect to voting rights attributable to Common Units that are owned by assignees who have not yet been admitted as limited partners, the General Partner will be deemed to be the limited partner with respect thereto and will, in exercising the voting rights in respect of such Common Units on any matter, vote such Common Units at the written direction of such record holder. If a proxy is not returned on behalf of the Common Unit record holder, such Common Units will not be voted (except that, in the case of Common Units held by the General Partner on behalf of Non-citizen Assignees, the General Partner will distribute the votes in respect of such Common Units in the same ratios as the votes of limited partners in respect of other Common Units are cast). When a proxy is returned properly executed, the Common Units represented thereby will be voted in accordance with the indicated instructions. If no instructions have been specified on the properly executed and returned proxy, the Common Units represented thereby will be voted "FOR" the approval of the matters to be presented. Common Units held by the General Partner on behalf of Non-citizen Assignees, as defined pursuant to the Partnership Agreement, shall be voted by the General Partner in the same ratios as the votes of the limited partners with respect to the matter presented to the holders of Common Units.

   Any action that is required or permitted to be taken by the limited partners may be taken either at a meeting of the limited partners or without a meeting if consents in writing setting forth the action so taken are signed by holders of such number of limited partner interests as would be necessary to authorize or take such action at a meeting of the limited partners. Meetings of the limited partners of the Partnership may be called by the General Partner or by limited partners owning at least 20% of the outstanding Common Units of the class for which a meeting is proposed. Limited partners may vote either in person or by proxy at meetings. Two-thirds (or a majority, if that is the vote required to take action at the meeting in question) of the outstanding limited partner interests of the class for which a meeting is to be held (excluding, if such are excluded from such vote, limited partner interests held by the General

Partner and its affiliates) represented in person or by proxy will constitute a quorum at a meeting of limited partners of the Partnership. Except for any proposal for removal of the General Partner or certain amendments to the Partnership Agreement described above, substantially all matters submitted for a vote are determined by the affirmative vote, in person or by proxy, of holders of a majority of the outstanding limited partner interests.

   Each record holder of a Common Unit has a vote according to such record holder's percentage interest in the Partnership, although additional limited partner interests having special voting rights could be issued by the General Partner. See "--Issuance of Additional Securities." However, Common Units owned beneficially by any person or group (other than the General Partner and its affiliates) that own beneficially 20% or more of all Common Units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of limited partners, calculating required votes, determining the presence of a quorum or for other similar partnership purposes. The Partnership Agreement provides that Common Units held in nominee or street name accounts will be voted by the broker (or other nominee) pursuant to the instruction of the beneficial owner, unless the arrangement between the beneficial owner and such holder's nominee provides otherwise.

   Any notice, demand, request, report or proxy materials required or permitted to be given or made to record holders of Common Units (whether or not such record holder has been admitted as a limited partner) under the terms of the Partnership Agreement will be delivered to the record holder by the Partnership or by the Transfer Agent at the request of the Partnership.

   Limited Liability

   Except as described below, Common Units are fully paid, and holders of Common Units will not be required to make additional contributions to the Partnership.

   Assuming that a limited partner does not participate in the control of the business of the Partnership, within the meaning of the Delaware Act, and that such partner otherwise acts in conformity with the provisions of the Partnership Agreement, such partner's liability under the Delaware Act will be limited, subject to certain possible exceptions, generally to the amount of capital such partner is obligated to contribute to the Partnership in respect of such holder's Common Units plus such holder's share of any undistributed profits and assets of the Partnership. However, if it were determined that the right or exercise of the right by the limited partners as a group to remove or replace the General Partner, to approve certain amendments to the Partnership Agreement or to take other action pursuant to the Partnership Agreement constituted "participation in the control" of the Partnership's business for the purposes of the Delaware Act, then the limited partners could be held personally liable for the Partnership's obligations under the laws of the State of Delaware to the same extent as the General Partner. Under the Delaware Act, a limited partnership may not make a distribution to a partner to the extent that at the time of the distribution, after giving effect to the distribution, all liabilities of the partnership, other than liabilities to partners on account of their partnership interests and nonrecourse liabilities, exceed the fair value of the assets of the limited partnership. For the purpose of determining the fair value of the assets of a limited partnership, the Delaware Act provides that the fair value of property subject to nonrecourse liability shall be included in the assets of the limited partnership only to the extent that the fair value of that property exceeds that nonrecourse liability. The Delaware Act provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Act shall be liable to the limited partnership for the amount of the distribution for three years from the date of the distribution. Under the Delaware Act, an assignee who becomes a substituted limited partner of a limited partnership is liable for the obligations of the assignor to make contributions to the partnership, except the assignee is not obligated for liabilities unknown to such assignee at the time the assignee became a limited partner and which could not be ascertained from the partnership agreement.

   The  Partnership  is  organized  under  the laws of  Delaware  and  currently conducts business in Arizona, California, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Missouri, Nebraska, New Mexico, Nevada, Oregon, Texas and Wyoming. Maintenance of limited liability will require compliance with legal requirements in such jurisdictions in which the Partnership conducts business, including qualifying the operating partnerships to do business therein. Limitations on the liability of limited partners for the obligations of a limited partnership have not been clearly established in many jurisdictions. If it were determined that the Partnership was, by virtue of its limited partner interest in the operating partnerships or otherwise, conducting business in any state without compliance with the applicable limited partnership statute, or that the right or exercise of the right by the limited partners as a group to remove or replace the General Partner, to approve certain amendments to the Partnership Agreement, or to take other action pursuant to the Partnership Agreement constituted "participation in the control" of the Partnership's business for the purposes of the statues of any relevant jurisdiction, then the limited partners could be held personally liable for the Partnership's obligations under the law of such jurisdiction to the same extent as the General Partner. The Partnership will operate in such manner as the General Partner deems reasonable and necessary or appropriate to preserve the limited liability of holders of Common Units.

   Books and Reports

   The General Partner is required to keep appropriate books of the business at the principal offices of the Partnership. The books will be maintained for both tax and financial reporting purposes on an accrual basis. The fiscal year of the Partnership is the calendar year.

   As soon as practicable, but in no event later than 120 days after the close of each fiscal year, the General Partner will furnish each record holder of a Common Unit (as of a record date selected by the General Partner) with an annual report containing audited financial statements of the Partnership for the past fiscal year, prepared in accordance with generally accepted accounting principles. As soon as practicable, but in no event later than 90 days after the close of each calendar quarter (except the fourth quarter), the General Partner will furnish each record holder of Common Units upon request a report containing unaudited financial statements of the Partnership and such other information as may be required by law.

   The General Partner will use all reasonable efforts to furnish each record holder of a Common Unit information reasonably required for tax reporting purposes within 90 days after the close of each taxable year. Such information is expected to be furnished in a summary form so that certain complex calculations normally required of partners can be avoided. The General Partner's ability to furnish such summary information to holders of Common Units will depend on the cooperation of such holders of Common Units in supplying certain information to the General Partner. Every holder of a Common Unit (without regard to whether such holder supplies such information to the General Partner) will receive information to assist in determining such holder's federal and state tax liability and filing such holder's federal and state income tax returns.

   Right to Inspect Partnership Books and Records

   The Partnership Agreement provides that a limited partner can, for a purpose reasonably related to such limited partner's interest as a limited partner, upon reasonable demand and at such partner's own expense, have furnished to him (i) a current list of the name and last known address of each partner, (ii) a copy of the Partnership's tax returns, (iii) information as to the amount of cash, and a description and statement of the agreed value of any other property or services contributed or to be contributed by each partner and the date on which each became a partner, (iv) copies of the Partnership Agreement, the certificate of limited partnership of the Partnership, amendments thereto and powers of attorney pursuant to which the same have been executed, (v) information regarding the status of the Partnership's business and financial condition and
(vi) such other information regarding the affairs of the Partnership as is just and reasonable. The General Partner may, and intends to, keep confidential from the limited partners trade secrets or other information the disclosure of which the General Partner believes in good faith is not in the best interests of the Partnership or which the Partnership is required by law or by agreements with third parties to keep confidential.

   Termination and Dissolution

   The Partnership will continue until December 31, 2082, unless sooner terminated pursuant to the Partnership Agreement. The Partnership will be dissolved upon (i) the election of the General Partner to dissolve the Partnership, if approved by a majority of the Common Units, (ii) the sale of all or substantially all of the assets and properties of the Partnership and its operating partnerships, (iii) the bankruptcy or dissolution of the General Partner or (iv) the withdrawal or removal of the General Partner or any other event that results in its ceasing to be the General Partner (other than by reason of a transfer in accordance with the Partnership Agreement or withdrawal or removal following approval of a successor), provided that the Partnership will not be dissolved upon an event described in clause (iv) if within 90 days after such event the partners agree in writing to continue the business of the Partnership and to the appointment, effective as of the date of such event, of a successor general partner. Upon a dissolution pursuant to clause (iii) or (iv), at least a majority of the Common Units may also elect, within certain time limitations, to reconstitute the Partnership and continue its business on the same terms and conditions set forth in the Partnership Agreement by forming a new limited partnership on terms identical to those set forth in the Partnership Agreement and having as a general partner an entity approved by at least a majority of the Common

Units, subject to receipt by the Partnership of an opinion of counsel that the exercise of such right will not result in the loss of the limited liability of holders of Common Units or cause the Partnership or the reconstituted limited partnership to be treated as an association taxable as a corporation or otherwise subject to taxation as an entity for federal income tax purposes.

   Registration Rights

   Pursuant to the terms of the Partnership Agreement and subject to certain limitations described therein, the Partnership has agreed to register for resale under the Securities Act of 1933 and applicable state securities laws any Common Units (or other securities of the Partnership) proposed to be sold by the General Partner (or its affiliates) if an exemption from such registration requirements is not otherwise available for such proposed transaction. The Partnership is obligated to pay all expenses incidental to such registration, excluding underwriting discounts and commissions.

   Cash Distribution Policy

   General. A principal objective of the Partnership is to generate cash from the Partnership operations and to distribute Available Cash to its partners in the manner described herein. "Available Cash" generally means, with respect to any calendar quarter, the sum of all of the cash received by the Partnership from all sources, less all of its cash disbursements and net additions to reserves. For purposes of cash distributions to holders of Common Units, the term Available Cash excludes the amount paid in respect of the 0.5% special limited partner interest in SFPP owned by the former general partner of SFPP, which amount will equal 0.5% of the total cash distributions made each quarter by SFPP to its partners.

   The General Partner's decisions regarding amounts to be placed in or released from reserves may have a direct impact on the amount of Available Cash. This is because increases and decreases in reserves are taken into account in computing Available Cash. The General Partner may, in its reasonable discretion (subject to certain limits), determine the amounts to be placed in or released from reserves each quarter.

   Cash distributions will be characterized as either distributions of Cash from Operations or Cash from Interim Capital Transactions. This distinction affects the amounts distributed to holders of Common Units relative to the General Partner. See "--Quarterly Distributions of Available Cash-Distributions of Cash from Operations" and "-Quarterly Distributions of Available Cash-Distributions of Cash from Interim Capital Transactions."

   "Cash from Operations" generally refers to the cash balance of the Partnership on the date the Partnership commenced operations, plus all cash generated by the operations of the Partnership's business, after deducting related cash expenditures, reserves, debt service and certain other items.

   "Cash from Interim Capital Transactions" will generally be generated only by borrowings, sales of debt and equity securities and sales or other dispositions of assets for cash (other than inventory, accounts receivable and other current assets and assets disposed of in the ordinary course of business).

   To avoid the difficulty of trying to determine whether Available Cash distributed by the Partnership is Cash from Operations or Cash from Interim Capital Transactions, all Available Cash distributed by the Partnership from any source will be treated as Cash from Operations until the sum of all Available Cash distributed as Cash from Operations equals the cumulative amount of Cash from Operations actually generated from the date the Partnership commenced operations through the end of the calendar quarter prior to such distribution. Any excess Available Cash (irrespective of its source) will be deemed to be Cash from Interim Capital Transactions and distributed accordingly.

   If Cash from Interim Capital Transactions is distributed in respect of each Common Unit in an aggregate amount per Common Unit equal to $11.00 per Common Unit, (the initial public offering price of the Common Units adjusted to give effect to the 2-for-1 split of Common Units effective October 1, 1997) (the Initial Common Unit Price"), the distinction between Cash from Operations and Cash from Interim Capital Transactions will cease, and both types of Available Cash will be treated as Cash from Operations. The General Partner does not anticipate that there will be significant amounts of Cash from Interim Capital Transactions distributed.

   The discussion below indicates the percentages of cash distributions required to be made to the General Partner and the holders of Common Units. In the following general discussion of how Available Cash is distributed, references to Available Cash, unless otherwise stated, mean Available Cash that constitutes Cash from Operations.

   Quarterly   Distributions  of  Available  Cash.  The  Partnership  will  make distributions to its partners with respect to each calendar quarter prior to liquidation in an amount equal to 100% of its Available Cash for such quarter.

   Distributions of Cash from Operations. Distributions by the Partnership of Available Cash constituting Cash from Operations with respect to any quarter will be made in the following manner:

   first,  98% to the  holders  of Common  Units pro rata and 2% to the  General
     Partner until the holders of Common Units have received a total of $0.3025 per Common Unit for such quarter in respect of each Common Unit (the "First Target Distribution"); and

   second, 85% of any such Available Cash then remaining to the holders of Common Units pro rata and 15% to the General Partner until the holders of Common Units have received a total of $0.3575 per Common Unit for such quarter in respect of each Common Unit (the "Second Target Distribution");

   third, 75% of any such Available Cash then remaining to all holders of Common
     Units pro rata and 25% to the General Partner until the holders of Common Units have received a total of $0.4675 per Common Unit for such quarter in respect of each Common Unit (the "Third Target Distribution"); and

   fourth, 50% of any such Available Cash then remaining to all holders of Common Units pro rata and 50% to the General Partner.

   In addition, if the First, Second and Third Target Distribution levels are reduced to zero, as described below under "--Quarterly Distributions of Available Cash-Adjustment of Target Distribution Levels," all remaining Available Cash will be distributed as Cash from Operations, 50% to the holders of Common Units pro rata and 50% to the General Partner. These provisions are inapplicable upon the dissolution and liquidation of the Partnership.

   Distributions of Cash from Interim Capital Transactions. Distributions on any date by the Partnership of Available Cash that constitutes Cash from Interim Capital Transactions will be distributed 98% to all holders of Common Units pro rata and 2% to the General Partner until the Partnership shall have distributed in respect of each Common Unit Available Cash constituting Cash from Interim Capital Transactions in an aggregate amount per Common Unit equal to the Initial Common Unit Price.

   As Cash from Interim Capital Transaction is distributed, it is treated as if it were a repayment of the initial public offering price. To reflect such repayment, the First, Second and Third Target Distribution levels will be adjusted downward by multiplying each amount by a fraction, the numerator of which is the Unrecovered Initial Common Unit Price immediately after giving effect to such repayment and the denominator of which is the Unrecovered Initial Common Unit Price, immediately prior to giving effect to such repayment. "Unrecovered Initial Common Unit Price" includes the amount by which the Initial Common Unit Price exceeds the aggregate distribution of Cash from Interim Capital Transactions per Common Unit.

   When "Payback of Initial Common Unit Price" is achieved, i.e., when the Unrecovered Initial Common Unit Price is zero, then in effect the First, Second and Third Target Distribution levels each will have been reduced to zero. Thereafter all distributions of Available Cash from all sources will be treated as if they were Cash from Operations and Available Cash will be distributed 50% to all holders of Common Units pro rata and 50% to the General Partner.

   Adjustment of Target Distribution Levels. The First, Second and Third Target Distribution levels will be proportionately adjusted upward or downward, as appropriate, in the event of any combination or subdivision of Common Units (whether effected by a distribution payable in Common Units or otherwise) but not by reason of the issuance of additional Common Units for cash or property. For example, in connection with the Partnership's two-for-one split of the Common Units on October 1, 1997, the First, Second and third Target Distribution levels were each reduced to 50% of its initial level. See "--Quarterly Distributions of Available Cash-Distributions of Cash from Operations."

   In addition, if a distribution is made of Available Cash constituting Cash from Interim Capital Transactions, the First, Second and Third Target Distribution levels will be adjusted downward proportionately, by multiplying each such amount, as the same may have been previously adjusted, by a fraction, the numerator of which is the Unrecovered Initial Common Unit Price immediately after giving effect to such distribution and the denominator of which is the Unrecovered Initial Common Unit Price immediately prior to such distribution. For example, assuming the Unrecovered Initial Common Unit Price is $11.00 per Common Unit and if Cash from Interim Capital Transactions of $5.50 per Common Unit is distributed to holders of Common Units (assuming no prior adjustments), then the amount of the First, Second and Third Target Distribution levels would each be reduced to 50% of its initial level. If and when the Unrecovered Initial Common Unit Price is zero, the First, Second and Third Target Distribution levels each will have been reduced to zero, and the General Partner's share of distributions of Available Cash will increase, in general, to 50% of all distributions of Available Cash.

   The First, Second and Third Target Distribution levels may also be adjusted if legislation is enacted which causes the Partnership to become taxable as a corporation or otherwise subjects the Partnership to taxation as an entity for federal income tax purposes. In such event, the First, Second, and Third Target Distribution levels for each quarter thereafter would be reduced to an amount equal to the product of (i) each of the First, Second and Third Target Distribution levels multiplied by (ii) one minus the sum of (x) the maximum marginal federal income tax rate to which the Partnership is subject as an entity plus (y) any increase that results from such legislation in the effective overall state and local income tax rate to which the Partnership is subject as an entity for the taxable year in which such quarter occurs (after taking into account the benefit of any deduction allowable for federal income tax purposes with respect to the payment of state and local income taxes). For example, assuming the Partnership was not previously subject to state and local income tax, if the Partnership were to become taxable as an entity for federal income tax purposes and the Partnership became subject to a maximum marginal federal, and effective state and local, income tax rate of 38%, then each of the Target Distribution levels, would be reduced to 62% of the amount thereof immediately prior to such adjustment.

   Liquidation and Distribution of Proceeds

   Upon dissolution of the Partnership, unless the Partnership is reconstituted and continued as a new limited partnership, the person authorized to wind up the affairs of the Partnership (the "Liquidator") will, acting with all of the powers of the General Partner that such Liquidator deems necessary or desirable in its good faith judgment in connection therewith, liquidate the Partnership's assets and apply the proceeds of the liquidation as follows: (i) first towards the payment of all creditors of the Partnership and the creation of a reserve for contingent liabilities and (ii) then to all partners in accordance with the positive balances in their respective capital accounts. Under certain circumstances and subject to certain limitations, the Liquidator may defer liquidation or distribution of the Partnership's assets for a reasonable period of time and/or distribute assets to partners in kind if it determines that a sale would be impractical or would cause undue loss to the partners.

   Generally, any gain will be allocated between the holders of Common Units and the General Partner in a manner that approximates their sharing ratios in the various Target Distribution levels. Holders of Common Units and the General Partner will share in the remainder of the Partnership's assets in proportion to their respective capital account balances in the Partnership.

   Any loss or unrealized loss will be allocated to the General Partner and the holders of Common Units: first, in proportion to the positive balances in such partners' capital accounts until all such balances are reduced to zero; and thereafter, to the General Partner.

Item 3.  Legal Proceedings

  FERC Proceedings

  In September 1992, El Paso Refinery, L.P. ("El Paso") filed a protest/complaint with FERC challenging SFPP's East Line rates from El Paso, Texas to Tucson and Phoenix, Arizona, challenging SFPP's proration policy and seeking to block the reversal of the direction of flow of SFPP's six inch pipeline between Phoenix and Tucson. At various dates following El Paso's September 1992 filing, other shippers on SFPP's South System, including Chevron U.S.A. Products Company ("Chevron"), Navajo, ARCO Products Company ("ARCO"), Texaco Refining and Marketing Inc. ("Texaco"), Refinery Holding Company, L.P. (a partnership formed by El Paso's long-term secured creditors that purchased El Paso's refinery in May 1993), Mobil Oil Corporation and Tosco Corporation, have filed separate complaints, and/or motions to intervene in the FERC proceeding, challenging SFPP's rates on its East and West Lines. Certain of these parties also claimed that a gathering enhancement charge at SFPP's Watson origin pump station in Carson, California is in violation of the Interstate Commerce Act. In subsequent procedural rulings, the FERC has consolidated these challenges (Docket Nos. OR92-8-000, et al.) and ruled that they must proceed as a complaint proceeding, with the burden of proof being placed on the complaining parties. Such parties must show that SFPP's rates and practices at issue violate the requirements of the Interstate Commerce Act.

  Hearings in the FERC proceeding commenced on April 9, 1996 and concluded on July 19, 1996. The parties completed the filing of their post-hearing briefs on December 9, 1996. An initial decision by the FERC Administrative Law Judge was issued on September 25, 1997 (the "Initial Decision").

  The Initial Decision upheld SFPP's position that "changed circumstances" were not shown to exist on the West Line, thereby retaining the just and reasonable status of all West Line rates that were "grandfathered" under the Energy Policy Act of 1992. Accordingly, such rates are not subject to challenge, either for the past or prospectively, in that proceeding. The Administrative Law Judge's decision specifically excepted from that ruling SFPP's Tariff No. 18 for movement of jet fuel from Los Angeles to Tucson, which was initiated subsequent to the enactment of EPACT.

  The Initial Decision also included rulings that were generally adverse to SFPP on such cost of service issues as the capital structure to be used in computing SFPP's 1985 starting rate base under FERC Opinion 154-B, the level of income tax allowance, and the recoverability of civil and regulatory litigation expense and certain pipeline reconditioning costs. The Administrative Law Judge also ruled that a gathering enhancement service at SFPP's Watson origin pump station in Carson, California is subject to FERC jurisdiction and ordered that a tariff for that service and supporting cost of service documentation be filed no later than 60 days after a final FERC order on this matter.

  Briefs on exceptions were filed on November 25, 1997, and briefs opposing exceptions were filed on January 23, 1998. The matters at issue will then be submitted to the FERC commissioners for a final decision, which decision is not expected before late - 1998. Unless the FERC's final decision is substantially more favorable to SFPP's position on the above-described methodological issues than the Initial Decision, SFPP will be required to pay reparations and file reduced tariff rates, primarily on the East Line. The complainants in FERC Docket Nos. OR92-8-000 et al. are seeking reparations, aggregating approximately $35 million for shipments between 1990 and 1994 as well as rate reductions of between 30% and 40% for shipments in 1995 and thereafter. If the complainants were to prevail on all claims, it is estimated that reparations resulting from such rate reductions for shipments in 1995, 1996, and 1997 would aggregate approximately an additional $80 million, resulting in total reparations for the period 1990-1997 of approximately $115 million, plus interest of approximately $30 million. The complainants in FERC Docket NOs OR98-1-000 and OR98-2-000 also seek both prospective reductions in the rates charged by SFPP and reparations. If the Initial Decision were affirmed in current form by the FERC, SFPP management estimates that the total reparations and interest that would be payable as of December 31, 1997 would approximate the $30 million in reserves that had been recorded as of that date. SFPP management also estimates that the Initial Decision, in its current form, and if also applied to the Sepulveda Lines rate at issue in Docket No. IS98-1-000, would reduce prospective revenues in the range of $8 million to $10 million annually. Under the rulings in the Initial Decision, reparations and interest would continue to accrue at approximately $8 million per annum until new prospective rates become effective.

  If SFPP were to lose its "grandfathered" rates due to a finding of "changed circumstances", the losses to the Partnership could be substantially larger. As a result, the loss of SFPP's "grandfathered" rates could have a material adverse effect on the Partnership's ability to make distributions to Unitholders. The Partnership is aggressively defending its position before the FERC.

  Prior to issuance of the Initial Decision, SFPP announced that it had reached tentative agreements with two complainants in Docket Nos. OR92-8-000 et al., resolving those parties' claims in that proceeding. Management does not anticipate that those agreements will be finalized in accordance with their tentative terms.

  In December 1995, Texaco filed an additional FERC complaint, which involves the question of whether a tariff filing is required for movements on certain of SFPP's lines upstream of its Watson, California station origin point (the "Sepulveda Lines") and, if so, whether those rates may be set in that proceeding and what those rates should be. Texaco's initial complaint was followed by several other West Line shippers filing similar complaints and/or motions to intervene, all of which have been consolidated into Docket Nos. OR96-2-000 et al. Hearings before an Administrative Law Judge were held in December 1996 and the parities completed the filing of final post-hearing briefs on January 31, 1997.

  On March 28, 1997, the Administrative Law Judge issued an initial decision holding that the movements on SFPP's Sepulveda Lines are not subject to FERC jurisdiction. On August 5, 1997, the FERC reversed that decision and found the Sepulveda Lines to be subject to the jurisdiction of the FERC. SFPP was ordered to make a tariff filing within 60 days to establish an initial rate for these facilities. The FERC reserved decision on reparations until it rules on the newly-filed rates. On October 6, 1997, SFPP filed a tariff establishing the initial interstate rate for movements on the Sepulveda Lines from Sepulveda Junction to Watson Station at the preexisting rate of five cents per barrel, along with supporting cost of service documentation. Subsequently, several shippers filed protests and motions to intervene at the FERC challenging that rate. On October 27, 1997, SFPP made a responsive filing at the FERC, requesting that these protests be held in abeyance until the FERC ruled on SFPP's request for rehearing of the August 5, 1997 order, and also indicating that SFPP intended to defend the new tariff both on the basis of its cost of service and as a market-based rate. On November 5, 1997, the FERC issued an order accepting the new rate effective November 6, 1997, subject to refund, and referred the proceeding to a settlement judge. On December 10, 1997, following a settlement conference held at the direction of the FERC, the settlement judge recommended that the settlement procedures be terminated. On December 24, 1997, FERC denied SFPP's request for rehearing of the August 5, decision. On December 31, 1997, SFPP filed an application for market power determination, which, if granted, will enable it to charge market-based rates for this service.

  On October 22, 1997, ARCO Products Company, Mobil Oil Corporation and Texaco Refining and Marketing, Inc. filed a new complaint at the FERC (Docket No. OR98-1-000) challenging the justness and reasonableness of all of SFPP's interstate rates. The new complaint again challenges SFPP's East and West Line rates and raises many of the same issues, including a renewed challenge to the grandfathered status of West Line rates, that have been at issue in Docket Nos. OR92-8-000, et al. The new complaint includes an assertion that the acquisition of SFPP and the cost savings anticipated to result from the acquisition constitute "changed circumstances" that provide a basis for terminating the "grandfathered" status of SFPP's otherwise protected rates. The complaint also seeks to establish that SFPP's grandfathered interstate rates from the San Francisco Bay area to Reno, Nevada and from Portland to Eugene, Oregon are also subject to "changed circumstances" and, therefore, can be challenged as unjust and unreasonable. On November 26, 1997, Ultramar Diamond Shamrock Corporation filed a similar complaint at the FERC (Docket No. OR98-2-000). Both reparations and prospective rate deductions are sought for movements on all of the lines.

  SFPP filed answers to both complaints with the FERC on November 21, 1997 and December 22, 1997, respectively, and intends to vigorously defend all of the challenged rates. On January 20, 1998, the FERC issued an order accepting the complaints and consolidating both complaints into one proceeding, but holding them in abeyance pending a Commission decision on review of the Initial Decision in Docket Nos. OR92-8-000 et al. The FERC stated that it would, at that time, afford the complainants the opportunity to amend their complaints in light of any findings of the FERC in Docket Nos. OR92-8-000 et al. The FERC also stated that the complainants should identify more specifically the specific services at issue and the rates and charges upon which they are basing their claims for relief. Management has reviewed the filings and it is their position that none of the matters raised in the new complaints should constitute "changed circumstances" within the meaning of EPACT.

  Applicable rules and regulations in this field are vague, relevant factual issues are complex and there is little precedent available regarding the factors to be considered or the method of analysis to be employed in making a determination of "changed circumstances", which is the showing necessary to make "grandfathered" rates subject to challenge. The Partnership believes, after consultation with FERC counsel, that the acquisition of SFPP, standing alone, should not be found to constitute "changed circumstances", however, the realization of the cost savings anticipated to arise from the acquisition may increase the risk of a finding of "changed circumstances".

  If "changed circumstances" are found, SFPP rates previously "grandfathered" under EPACT may lose their "grandfathered" status and, if such rates are found to be unjust and unreasonable, shippers may be entitled to a prospective rate reduction together with reparations for periods form the date of the complaint to the date of the implementation of the new rates.

  The Partnership is not able to predict with certainty whether settlement agreements will be completed with some or all of the complainants, the final terms of any such settlement agreements that may be consummated, or the final outcome of the FERC proceedings should they be carried through to their conclusion, and it is possible that current or future proceedings could be resolved in a manner adverse to the Partnership. An adverse resolution could have a material adverse effect on the Partnership.

California Public Utilities Commission Proceeding

  A complaint was filed with the California Public Utilities Commission on April 7, 1997 ARCO Products Company, Mobil Oil Corporation and Texaco Refining and Marketing Inc. vs. SFPP,L.P. The complaint challenges rates charged by SFPP for intrastate transportation of refined petroleum products through its pipeline system in the State of California and requests prospective rate adjustments. On October 1, 1997, the complainants filed testimony seeking prospective rate reductions aggregating approximately $15 million per year. On November 26, 1997, SFPP filed responsive testimony defending the justness and reasonableness of its rates. The rebuttal testimony was filed on December 12, 1997 and hearings before the Administrative Law Judge were completed on January 15, 1998. Briefing and oral argument were made in March 1998, with a Commission decision expected in the third quarter of 1998. Management believes that the Partnership has substantial defenses against the claims raised in the complaint and intends to vigorously defend its California rates.

  SPTC Easements

  SFPP and SPTC are engaged in a judicial reference proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by SPTC should be adjusted pursuant to existing contractual arrangements (Southern Pacific Transportation Company vs. Santa Fe Pacific Corporation, SFP Properties, Inc., Santa Fe Pacific Pipelines, Inc., SFPP,L.P., et al., Superior Court of the State of California for the County of San Francisco, filed August 31, 1994). This matter was tried in the latter part of 1996 and the court issued its Statement of Tentative Decision in January 1997. The Statement of Tentative Decision indicated that the court intended to establish a new base annual rental for the subject rights-of-way at a level, subject to inflation adjustments, that is adequately provided for by the amounts that had been accrued by SFPP through December 31, 1997.

  On May 7, 1997, the judge issued a Statement of Decision and Judgment that reaffirmed the conclusions set forth in his January 1997 Statement of Tentative Decision. This Statement of Decision and Judgment was filed on June 30, 1997 with the Superior Court for the County of San Francisco, under which court's jurisdiction it is subject to appeal by SPTC. On May 30, 1997, SPTC filed a motion for a new trial and the motion was denied on June 26, 1997. Motions of Appeal were filed by SPTC and SFPP in July and August, 1997, respectively.

  Environmental Matters

  The Partnership is subject to environmental cleanup and enforcement actions from time to time. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund" law) generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current or predecessor owners and operators of a site. See Items 1 and 2 "Business and Properties - Regulation".

  Since August 1991, SFPP, along with several other respondents, has been involved in one cleanup ordered by the United States Environmental Protection Agency ("EPA") related to ground water contamination in the vicinity of SFPP's storage facilities and truck loading terminal at Sparks, Nevada. The EPA approved the respondents' remediation plan in September 1992 and the remediation system began operation in 1995. In addition, SFPP is presently involved in 18 ground water hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board and two other state agencies.

  The General Partner is a defendant in two proceedings (one by the State of Illinois and one by the Department of Transportation) relating to alleged environmental and safety violations for events relating to a fire that occurred at the Morris storage field in September, 1994.

  Although no assurance can be given, the Partnership believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

  Unitholder Class Actions Related to Santa Fe Acquisition

  Four purported class actions were filed arising out of the proposed acquisition by the Partnership of substantially all of the assets of Santa Fe. The actions seek, among other things, rescission of the acquisition and an award of rescissory damages. In February 1998, the parties to the actions entered into a memorandum of understanding that would settle the actions on terms favorable to the Partnership. However, there can be no assurance that the court will approve the memorandum of understanding.

  Other

  The Partnership, in the ordinary course of business, is a defendant in various lawsuits relating to the Partnership's assets. Although no assurance can be given, the Partnership believes, based on its experience to date, that the ultimate resolution of such items will not have a material adverse impact on the Partnership's financial position or results of operations.

  Additional information is included in this report in Note 8 of the Notes to the Consolidated Financial Statements of the Partnership included elsewhere in this report.

Item  4.  Submission  of  Matters  to a  Vote  of  Security
Holders

  There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                   P A R T II


Item 5. Market for the Registrant's Common Units and Related Security Holder Matters

  The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange, the principal market in which the securities are traded, and the amount of cash distributions paid per Common Unit. All information has been adjusted to give effect to the two-for-one split of Common Units effective October 1, 1997.

                               Price Range           Cash
                             High        Low      Distributions
         1997
         First Quarter     $21.3750    $13.6875     $0.3150
         Second Quarter     24.0625     19.2500      0.5000
         Third Quarter      36.8750     23.9375      0.5000
         Fourth Quarter     41.2500     32.0000      0.5625

         1996
         First Quarter     $13.1875    $12.1875     $0.3150
         Second Quarter     13.0000     12.4375      0.3150
         Third Quarter      14.0625     12.6875      0.3150
         Fourth Quarter     14.5625     12.8125      0.3150


  The Partnership pays quarterly distributions at a current rate of $.5625 per quarter. The Partnership currently expects that it will continue to pay comparable cash distributions in the future.

  As of January 11, 1998, there were approximately 8,700 beneficial owners of the Partnership's Common Units and there were an estimated 13,500 beneficial owners of Santa Fe Common Units.


Item 6.  Selected Financial Data (unaudited)

                      (in thousands, except per common unit and operating data)

                              1997      1996     1995    1994     1993
                              ----      ----     ----    ----     ----
    Income and Cash
    Flow Data:
    Revenues               $73,932   $71,250  $64,304  $54,904  $51,180
    Cost of product sold     7,154     7,874    8,020      940      685
    Operating expense       17,982    22,347   15,928   13,644   12,932
    Fuel and power           5,636     4,916    3,934    5,481    6,875
    Depreciation            10,067     9,908    9,548    8,539    7,167
    General and              8,862     9,132    8,739    8,196    7,073
    administrative         -------   -------- -------- -------- --------
    Operating Income        24,231    17,073   18,135   18,104   16,448
    Equity in earnings       5,724     5,675    5,755    5,867    1,835
    of partnerships
    Interest (expense)     (12,605)  (12,634) (12,455) (11,989) (10,302)
    Other income              (353)    3,129    1,311      509      510
    (expense)
    Income tax                 740    (1,343)  (1,432)  (1,389)      83
    (provision) benefit    -------   -------- -------- -------- --------
    Net Income             $17,737   $11,900  $11,314  $11,102   $8,574
                           =======   ======== ======== ======== ========
    Net Income per           $1.02      $.90     $.85     $.93     $.75
                           =======   ======== ======== ======== ========
    Common Unit <F1>
    Per Common Unit
    cash distribution
         paid                $1.63     $1.26    $1.26    $1.26    $1.26
                             =====     =====    =====    =====    =====
    Additions to
    property, plant and
         equipment <F2>     $6,884    $8,575   $7,826   $5,195   $4,688

    Balance Sheet Data
    (at end of period):
    Net property, plant   $244,967  $235,994 $236,854 $238,850 $228,859
    and equipment
    Total assets           312,906   303,603  303,664  299,271  288,345
    Long-term debt         135,814   160,211  156,938  150,219  138,485
    Partners' capital      150,224   118,344  123,116  128,474  132,391

    Operating Data
    (unaudited):
    Liquids Pipelines
    transportation vols
         (MBbls)            46,309    46,601   41,613   46,078   52,600
    NGL fractionation
    volumes
         (MBbls)<F3>        71,686    59,912   59,546   57,703   53,053
    Gas processing
    volumes
         (MMcf/d)<F4>            -        14       34       34        -
    NGL revenue volumes
         (MBbls)<F5>           395     1,638      477        -        -
    CO2 transportation
    volumes
         (Bcf)                  76        63       44       32       33
    Coal transport
    volumes
         (Mtons)<F6>         9,087     6,090    6,486    4,539    1,209

<F1> Represents net income per Common Unit adjusted for the two-for-one split of
     Common Units effective on October 1, 1997. Allocation of net income per Common Unit was computed by dividing the interest of the holders of Common Units in net income by the weighted average number of Common Units outstanding during the period.
<F2> Additions to property,  plant and equipment for 1993, 1994 and 1997 exclude the $25,291, $12,825 and $11,688 of assets acquired in the September 1993 Cora Terminal, June 1994 Painter Gas Processing Plant and September 1997 Grand Rivers Terminal acquisitions, respectively.
<F3> Represents total volumes for the Mont Belvieu  Fractionator and the Painter
     Plant.
<F4> Represents  the volumes of the gas processing portion of the Painter Plant, which has not been operated by the Partnership since June 1996.
<F5> Represents  the  volumes of the  Bushton  facility  (beginning  in October,
     1995).
<F6> Represents  the volumes of the Cora Terminal, excluding ship or pay volumes of 252 Mtons for 1996, and the Grand Rivers Terminal from September 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations of the Partnership

  Year Ended  December  31, 1997  Compared  With Year Ended December 31, 1996

  Net income of the Partnership increased 49% to $17.7 million in 1997 from $11.9 million in 1996. The results for 1996 included a non-recurring gain of $2.5 million, attributable to the cash buyout received from Chevron, USA ("Chevron") for early termination of a gas processing contract at the Painter Plant. See Note 5 of the Notes to the Consolidated Financial Statements of the Partnership.

  A significant earnings increase was attributable to the coal transfer, storage, and services segment. This segment reported net income of $10.7 million for 1997, $6.3 million (143%) higher than last year. Earnings from the coal terminals increased 81%, primarily the result of increases in coal tons transferred and average transfer rates at the Cora Terminal, as well as the addition of the Grand Rivers Terminal in September 1997. Operating results from Red Lightning, the energy services business unit, also contributed positive earnings.

  The liquids pipelines segment's net income increased to $23.9 million (8%) in 1997 compared to $22.1 million in 1996. Earnings from the Central Basin Pipeline increased by 16%, as a result of higher throughput and a decrease in cost of products sold. Increased throughput on the Cypress Pipeline, due to a 25,000 barrel per day expansion which came on-line in late November 1997, led to an earnings increase of 9% over 1996. Earnings on the North System for 1997 increased 3% compared to last year, chiefly due to lower operating and maintenance expenses.

  Higher earnings from the segments cited above were offset by lower earnings in the gas processing and fractionation segment. Segment earnings decreased $3.1 million in 1997, primarily the result of the $2.5 million non-recurring gain recognized in 1996 (referred to above). Earnings from the Partnership's interest in the Mont Belvieu Fractionator increased by 13% from a year ago. The favorable Fractionator results included $.7 million of tax benefits associated with the partial liquidating distribution of Kinder Morgan Natural Gas Liquids Corporation ("KMNGL"), the corporate entity holding the Partnership's interest in the Fractionator, partially offset by a $0.6 million reserve established for a contested product loss. Lower overall segment earnings were due to the termination of the Painter Plant's gas processing agreement by Chevron, effective as of August 1, 1996.

  Revenues of the Partnership increased 4% to $73.9 million in 1997 compared to $71.3 million in 1996. Revenues from the coal transfer, storage, and services segment totaled $18.2 million, up $10.1 million from 1996. The large increase reflects the addition of the Red Lightning Energy Services unit and the Grand Rivers Terminal starting in April and September, respectively. Revenues from the Cora Terminal increased to $10.9 million (35%) in 1997. The increase resulted from a 17% increase in volumes transferred, accompanied by a 6% increase in average transfer rates.

  1997 revenues reported by the liquids pipelines segment remained relatively flat compared to 1996. Revenues in 1997 were $53.5 million compared to $54.0 million last year. Revenues from the Cypress Pipeline increased 11% due to a 14% increase in throughput volumes. The North System's revenues decreased 3% due to a 5% decrease in barrels transported. Revenue from the Central Basin Pipeline was essentially unchanged.

  Revenues from the gas processing and fractionation segment declined in 1997 compared to the previous year. The decrease was the result of the termination of gas processing at the Painter Plant in August 1996 and the assignment of the Mobil gas processing agreement at the Bushton Plant ( the "Mobil Agreement") to KN Processing, Inc. on April 1, 1997.

  Cost of products sold decreased 9% to $7.2 million in 1997 compared to 1996. The decrease was due to fewer purchase/sale contracts on the liquids pipelines as well as the termination of purchase/sale contracts at the Painter Plant. The lower overall cost of sales was partially offset by costs incurred by the Red Lightning Energy Services unit.

  Fuel and power expense increased to $5.6 million in 1997 compared to $4.9 million in 1996. The 14% increase from the prior period was principally the result of higher fuel costs reported by the liquids pipelines, as well as increases in coal tons transferred by the coal terminals.

  Operating and maintenance expenses, combined with general and administrative expenses, were $23.9 million in 1997. This amount represents a 15% decrease from the $28.0 million reported in 1996. A significant decrease in operating and administrative expense resulted from the gas processing and fractionation segment's assignment of the Mobil Agreement to KN Processing, Inc. and leasing of the Painter Facility to Amoco Oil Company. Operating, maintenance, and administrative expenses for the liquids pipelines in 1997 decreased by 10% versus 1996 as a result of increased operating efficiencies and cost savings realized by new management. Lower overall operating, maintenance, and general and administrative expenses were partially offset by higher expenses from the coal transfer, storage, and services segment. Higher operating expenses from this segment were due to increased business activity.

  Taxes other than income decreased $0.5 million (15%) in 1997 due to adjustments to the liquids pipelines' ad valorem tax valuations and prior year ad valorem tax provisions.

  Other income which includes interest income, other non-operating income and expense, and reserves, decreased $3.4 million in 1997. The decrease reflects the $2.5 million buyout payment received from Chevron in 1996 and a $0.6 million contested product loss at the Mont Belvieu Fractionator.

  A decrease in the cumulative difference between book and tax depreciation and the effect of a partial liquidating distribution resulted in a $2.1 million reduction in income tax expense for 1997 compared to 1996.

  Year Ended  December  31, 1996  Compared  With Year Ended December 31, 1995

  Net income of the Partnership increased to $11.9 million in 1996 from $11.3 million in 1995. The 5% increase was primarily due to increased operating earnings from the liquids pipelines segment and a $2.5 million buyout payment received from Chevron for early termination of a gas processing contract at the Painter Plant. The liquids pipelines segment reported a 15% increase in net income for 1996, chiefly due to increased earnings from the Central Basin Pipeline and the Cypress Pipeline of 83% and 12%, respectively. Higher overall Partnership earnings were partially offset by lower operating earnings from the gas processing and fractionation segment and the coal transfer, storage, and services segment.

  Revenues of the Partnership increased 11% to $71.3 million in 1996 compared to $64.3 million in 1995. The liquids pipelines' revenues increased 15% in 1996, mainly due to a 55% increase in revenues reported by the Central Basin Pipeline. Central Basin's increase in revenues was due primarily to a 41% increase in transport volumes in 1996 as compared to 1995. Additionally, the North System's revenues increased 7% in 1996 over 1995 due to a 12% increase in transport volumes resulting from a favorable crop drying season and colder weather. The gas processing and fractionation segment also reported higher revenues in 1996. Overall, the segment's revenues increased 2% over the comparable period in 1995, mainly due to a full year of revenues earned at the Bushton facility in connection with the Mobil Agreement, which was assigned to the Partnership as of October 1, 1995. The overall increase was somewhat offset by lower revenues at the Painter Plant due to the Chevron gas processing contract termination and unscheduled downtime due to an equipment malfunction.

  Cost of products sold decreased $0.1 million (2%) in 1996 as compared to 1995 primarily due to reduced product sales on the North System.

  Operating expense, including operations and maintenance expense, fuel and power costs, and taxes other than income taxes, increased 37% to $27.3 million in 1996 compared to $19.9 million in 1995, due to expenses incurred in connection with the Mobil Agreement. Additionally, operating expense increased $0.9 million as a result of a new storage agreement with a Partnership affiliate on the North System that went into effect on January 1, 1996. The new storage agreement increased the North System's storage capacity at Bushton, Kansas from
1.5 million barrels to 5.0 million barrels.

  Depreciation expenses increased $0.4 million (4%) during 1996 as compared to 1995 primarily as a result of 1996 property additions.

  General and administrative expenses increased $0.4 million (4%) in 1996 as compared to 1995 primarily due to a 6% annual increase in reimbursements to Enron for services provided to the Partnership by Enron and its affiliates.

  Interest expense increased $0.2 million (1%) in 1996 as compared to 1995 primarily as a result of increased borrowings under OLP-A's working capital facility due to borrowings for expansion capital expenditures.

  Interest income and Other, net income increased 128% to $3.3 million in 1996 as compared to $1.4 million in 1995 primarily due to the $2.5 million buyout payment received from Chevron in 1996. In addition, other income for 1995 included a $0.5 million business interruption insurance settlement related to a previous year event on the North System.

Outlook

  The Partnership intends to actively pursue a strategy to increase the Partnership's operating income. A three-pronged strategy will be utilized to accomplish this goal.

* Cost Reductions. The Partnership has substantially reduced its operating expenses and will continue to seek further reductions where appropriate.

* Internal Growth. The Partnership intends to expand the operations of its current facilities. The Partnership has taken a number of steps that management believes will increase revenues from existing operations, including the following:

* The Cypress Pipeline has expanded capacity by 25,000 barrels per day starting in November, 1997.

* The coal terminals, Cora and Grand Rivers, are each expected to handle approximately 10 million tons during 1998 as a result of sales agreements and other new business.

* Earnings and cash flow as historically related to the operations of the Central Basin Pipeline are expected to increase in 1998 as a result of the partnership formed with Shell.

* Strategic Acquisitions. The acquisition of Santa Fe closed on March 6, 1998. The Partnership intends to seek opportunities to make additional strategic acquisitions to expand existing businesses or to enter into related businesses. The Partnership periodically considers potential acquisition opportunities as such opportunities are identified by the Partnership. No assurance can be given that the Partnership will be able to consummate any such acquisitions. Management anticipates that acquisitions will be financed temporarily by bank bridge loans and permanently by a combination of debt and equity funding from the issuance of new Common Units.

  Management increased the quarterly distribution from $0.3150 per Unit in the first quarter of 1997 to $0.5625 per Unit for the fourth quarter of 1997. The fourth quarter distribution was paid in February, 1998. Management intends to maintain the distribution at an annual level of at least $2.25 per Unit.

Liquidity and Capital Resources

  General

  The Partnership's primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, discretionary capital expenditures, and quarterly distributions to partners. In addition to utilizing cash generated from operations, the Partnership could meet its cash requirements through the utilization of credit facilities or by issuing additional limited partner interests in the Partnership. The Partnership expects to fund future cash distributions and sustaining capital expenditures with existing cash and cash flows from operating activities. Discretionary capital expenditures are expected to be funded through additional Partnership borrowings.


  Cash Provided by Operating Activities

  Net cash provided by operating activities was $32.0 million for the year ended December 31, 1997 versus $22.8 million for the comparable period of 1996. This $9.2 million period-to-period increase in cash flow from operations was primarily the result of a $5.8 million improvement in net earnings and a $2.8 million increase in distributions received from the Partnership's investment in Mont Belvieu Associates. The completion of an expansion project at the Mont Belvieu Fractionator in 1996 enabled Mont Belvieu Associates to increase its 1997 distributions. Total capital expenditures of $6.9 million in 1997, discussed below, include sustain-ing capital expenditures of $3.1 million.

  Net changes in working capital items provided $1.1 million in 1997, as compared to $1.8 million used in 1996. This positive change in cash flow mainly resulted from favorable changes in current payables and liabilities. The benefit was partially offset by lower deferred tax expenses ($2.0 million) in 1997 versus 1996. A 1997 tax benefit, producing an adjustment to deferred taxes, resulted from the partial liquidation of KMNGL.

  Cash Used in Investing Activities

  Cash used in investing activities totaled $30.3 million in 1997 compared to $9.1 million in 1996. This $21.2 million increase was mainly due to the Partnership's purchase of $20.0 million of long-term assets relating to the September 1997 acquisition of the Grand Rivers Terminal.

  Excluding the effect of long-term assets purchased in the Grand Rivers acquisition, additions to property, plant, and equipment were $6.9 million, $8.6 million, and $7.8 million for 1997, 1996, and 1995, respectively. Property additions were highest in 1996 chiefly due to the construction of a new propane terminal on the North System and pipeline laterals on the Central Basin Pipeline.

  Contributions to partnership investments increased $3.0 million in 1997 over the prior year. The increase reflects the funding of the Partnership's share of loan repayments associated with the 1996 expansion project at the Mont Belvieu Fractionator.

  Cash Used in Financing Activities

  Net cash used in financing activities totaled $11.8 million in 1997 compared to $13.6 million in 1996. This decrease of $1.8 million from the comparable 1996 period was the result of $33.7 million in net proceeds received from the issuance of Common Units, partially offset by debt payments, distributions to partners, and an increase in restricted cash.

  The proceeds from the issuance of Common Units relate to the Partnership's issuance of 1,091,200 Common Units in the third quarter of 1997. These proceeds were partially utilized to reduce net debt by $15.1 million in 1997. Overall net debt financing used for capital expansion projects on the Central Basin Pipeline and the North System provided $3.3 million and $6.1 million in 1996, and 1995, respectively.

  Distributions to partners increased to $24.3 million in 1997 compared to $16.8 million for the same period last year. This increase reflects an increase in the number of Unitholders, an increase in paid distributions per Unit and an increase in incentive distributions to the General Partner as a result of the higher distributions to Common Unitholders. The Partnership paid distributions of $1.63 per Common Unit in 1997 compared to $1.26 per Common Unit in 1996. The Partnership believes that the increase in paid distributions resulted from favorable operating results in 1997. The Partnership believes that future operating results will continue to support similar levels of quarterly cash distributions, however, no assurance can be given that future distributions will continue at such levels.

  The Partnership's debt instruments generally require the Partnership to maintain a reserve for future debt service obligations. The purpose of the reserve is to lessen differences in the amount of Available Cash from quarter to quarter due to the timing of required principal and interest payments (which may only be required on a semi-annual or annual basis) and to provide a source of funds to make such payments. The Partnership's debt instruments generally require the Partnership to set aside each quarter as a portion of the principal and interest payments due in the next six to 12 months.

  Partnership Distributions

  The Partnership Agreement requires the Partnership to distribute 100% of "Available Cash" (as defined in the Partnership Agreement) to the Partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available Cash consists generally of all cash receipts of the Partnership and its operating partnerships, less cash disbursements and net additions to reserves and amounts payable to the former Santa Fe general partner in respect of its .5% interest in SFPP.

  Available Cash of the Partnership generally is distributed 98% to the Limited Partners (including the approximate 2% limited partner interest of the General Partner) and 2% to the General Partner. This general requirement is modified to provide for incentive distributions to be paid to the General Partner in the event that quarterly distributions to unitholders exceed certain specified targets.

  In general, Available Cash for each quarter is distributed, first, 98% to the Limited Partners and 2% to the General Partner until the Limited Partners have received a total of $0.3025 per Unit for such quarter, second, 85% to the Limited Partners and 15% to the General Partner until the Limited Partners have received a total of $0.3575 per Unit for such quarter, third, 75% to the Limited Partners and 25% to the General Partner until the Limited Partners have received a total of $0.4675 per Unit for such quarter, and fourth, thereafter 50% to the Limited Partners and 50% to the General Partner. Incentive distributions are generally defined as all cash distributions paid to the General Partner that are in excess of 2% of the aggregate amount of cash being distributed. The General Partner's incentive distributions declared by the Partnership for 1997 were $3,935,852.

  Credit Facilities

  On February 17, 1998, the Partnership entered into a $325 million revolving credit facility (the "Loan Facility") with Goldman Sachs Credit Partners L.P., as syndication agent, First Union National Bank, as administrative agent, issuing bank and swingline lender, and the other financial institutions that are lenders under the agreement. The Partnership and OLP-B are co-borrowers under the Loan Facility. Commencing in May 2000, the amount available under the Loan Facility reduces on a quarterly basis, with the final installment due in February 2005.

  The obligations of the Partnership under the Loan Facility are guaranteed by the Partnership's operating partnerships and each other Restricted Subsidiary (as defined in the Loan Facility) of the Partnership (other than SFPP). The Partnership has guaranteed the obligations of OLP-B under the Loan Facility. The Loan Facility is secured by, among other things, a first priority lien on (i) the Partnership's limited partner interests in the Partnership's operating partnerships; (ii) all of the assets of OLP-D (including its general partner interest in SFPP), (iii) the Partnership's ownership interests in the Mont Belvieu Fractionator and Shell Co2 Company, and (iv) intercompany notes executed by each of the Partnership's operating partnerships (other than SFPP) in favor of the Partnership for loan proceeds lent to them by the Partnership. If the Partnership fails to maintain certain financial ratios, then each of the Partnership's operating partnerships will secure its intercompany note with its assets.

  Interest on loans under the Loan Facility accrues at the Partnership's option at a floating rate equal to either First Union National Bank's base rate (but not less than the Federal Funds Rate plus .5% per annum) or LIBOR plus a margin that will vary from .75% to 1.5% per annum depending upon the ratio of the Partnership's Funded Indebtedness to Cash Flow. Interest on advances is generally payable quarterly.

  The Loan Facility includes restrictive covenants that are customary for this type of facility, including without limitation, the maintenance of certain financial ratios and restrictions on (i) the incurrence of additional indebtedness; (ii) entering into mergers, consolidations, and sales of assets;
(iii) making investments; and (iv) granting liens. In addition, the Loan Facility generally prohibits the Partnership from making cash distributions to holders of Common Units more frequently than quarterly, from distributing amounts in excess of 100% of Available Cash for the immediately preceding calendar quarter, and from making any distribution to holders of Common Units if an event of default exists or would exist upon making such distribution.

  On February 18, 1998, the Partnership borrowed approximately $142 million to refinance the First Mortgage Notes, including a prepayment premium, and the bank credit facilities of OLP-A and OLP-B (the "Refinanced Indebtedness"). On March 5, 1998, the Partnership borrowed approximately $25 million to fund its cash investment in Shell CO2 Company. On March 6, 1998, the Partnership borrowed approximately $90 million to fund its acquisition of the general partner interest in Santa Fe and a portion of the transaction costs associated with the acquisition of Santa Fe. The remaining availability under the Loan Facility will be used to fund the payment at par of any VREDs not tendered in the exchange offer described below and for general working capital and other general partnership purposes.

  The Partnership First Mortgage Notes were incurred in connection with the original formation of the Partnership. The remainder of the Refinanced Indebtedness was incurred for working capital and general partnership purposes. The Partnership's First Mortgage Notes bore interest at a fixed rate of 8.79% per annum. The remaining Refinanced Indebtedness bore interest at varying rates (a weighted average rate of approximately 7.65% per annum as of

December 31,  1997).  The  Partnership's  First  Mortgage  Notes were payable in
10  equal  annual  installments  of  $11  million  commencing  in  June    1998.
The remaining  Refinanced  Indebtedness  was scheduled to mature in 1999.

  As of December 31, 1997, SFPP's long term debt aggregated $355 million and consisted of $276.5 million of First Mortgage Notes (the "SF Notes") and a $78.5 million borrowing under SFPP's $175 million bank credit facility. The SF Notes are payable in annual installments through December 15, 2004. The credit facility matures in August 2000. The Partnership intends to refinance some or all of the remaining SF Notes as they become payable. The credit facility permits SFPP to refinance the $64 million of SF Notes due on or before December 15, 1999 (plus a $31.5 million prepayment allowed on such date). The SFPP credit facility also provides for a working capital facility of up to $25 million.

  Capital Requirements for Recent Transactions

  Shell CO2 Company. On March 5, 1998, the Partnership transferred the Central Basin Pipeline and $25 million in cash to Shell CO2 Company in exchange for a 20% limited partner interest in Shell CO2 Company. The Partnership financed its cash investment in Shell CO2 Company through the Loan Facility.

  Santa Fe Pacific Pipeline Partners, L.P. On March 6, 1998, the Partnership acquired substantially all of the assets of Santa Fe for approximately 26.6 million Common Units and $84.4 million in cash. The Partnership financed the $84.4 million cash portion of the purchase price and a portion of the transaction expenses through the Loan Facility.

  In September 1990, SFP Pipeline Holdings, Inc., the parent corporation of the general partner of Santa Fe, ("SF Holdings"), issued $218,981,000 principal amount of Variable Rate Exchangeable Debentures ("VREDs"). Originally, the VRED Holders were entitled to received 37.2093 Santa Fe Common Units for each $1,000 principal amount of VREDs upon the happening of certain triggering events, such as a change of control, merger or sale of substantially all of the assets (each an "Exchange Event").

  The acquisition of substantially all of the assets of Santa Fe constituted an Exchange Event. As a result of the acquisition, SF Holdings and the VRED trustee entered into a supplemental indenture dated as of March 6, 1998, pursuant to which each $1,000 principal amount of VREDs became exchangeable for 51.720927 Common Units (the 37.2093 Santa Fe Common Units for which such VREDs were previously exchangeable multiplied by 1.39, the exchange ratio for the Santa Fe transaction) or an aggregate of 11,325,900 Common Units. The VRED Indenture permits the Partnership at its option to exchange the VREDs for cash equal to the "value of the VREDs" in lieu of Common Units. The "value of the VREDs" will be equal to the average of the closing prices of the VREDs during 15 consecutive trading days chosen by the Partnership during the 20 consecutive trading days preceding the Exchange Notice. The Partnership currently does not have any intention to exchange the VREDs for cash in lieu of Common Units and has not obtained a commitment for financing such cash payment. However, depending on the comparative prices of VREDs to Common Units and the Partnership's ability to obtain financing, the Partnership may exercise this option to deliver cash in lieu of Common Units.

  The Partnership agreed as part of the acquisition that it would cause OLP-D to perform all of SF Holdings' obligations related to the VREDs.

  Prior to the acquisition of Santa Fe, the former general partner owned 8,148,148 Santa Fe Common Units, which was approximately equal to the total number of Santa Fe Common Units into which the VREDs were exchangeable. As a result of the acquisition, those Santa Fe Common Units were converted into 11,325,925 Common Units. The general partner has placed the certificate representing the 11,325,925 Common Units into escrow to satisfy SF Holdings' obligations under the Indenture and these Common Units will be delivered in exchange for any VREDs tendered.

  Any VREDs that are not validly tendered for exchange will become due and payable in full in cash at par, plus accrued and unpaid interest, on June 4, 1998 (the "Exchange Date") and the Common Units into which such VREDs were exchangeable will be canceled. The Loan Facility permits the Partnership to borrow up to $25 million to finance the payment of any VREDs not tendered for exchange. Since the value of the Common Units to be received in the exchange offer currently exceeds the face value of the VREDs, the Partnership does not anticipate that such amounts will exceed $25 million.

Year 2000

  The Partnership is assessing its internal computer systems and software to ensure that its information technology infrastructure will be Year 2000 capable. The Partnership cannot reasonably estimate, at this time, the potential impact on its financial position and operations if key suppliers, customers and other third parties with whom the Partnership conducts business (including other pipelines with which it interconnects) do not become Year 2000 capable on a timely basis. Costs incurred to become Year 2000 capable are not expected to have a material adverse effect on the Partnership's financial position or results of operations.

Information Regarding Forward Looking Statements

  This filing includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as plans, expects, anticipates, estimates, will and other words and phrases of similar meaning. Although the Partnership believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Such forward looking statements involve known and unknown risks and uncertainties. The Partnership's actual actions or results may differ materially from those discussed in the forward looking statements. Specific factors which could cause actual results to differ from those in the forward looking statements, include, among others:

  * price trends and overall demand for NGLs, refined petroleum products, CO2, and coal in the United States (which may be affected by general levels of economic activity, weather, alternative energy sources, conservation and technological advances);

  * changes in the Partnership's tariff rates set by FERC and the California Public Utilities Commission;

  * the Partnership's ability to integrate the operations of Santa Fe (and other future acquisitions) into its existing operations;

  * with respect to the Coal Terminals, the ability of railroads to deliver coal to the terminals on a timely basis;

  * the Partnership's ability to successfully identify and close strategic acquisitions and realize cost savings;

  * the discontinuation of operations at major end-users of the products transported by the Liquids Pipelines (such as refineries, petrochemical plants, or military bases); and

  *  the  condition  of the  capital  markets  and  equity markets in the United
     States.

  See Items 1 and 2 "Business and Properties - Risk Factors" for a more detailed description of these and other factors that may affect the forward looking statements.

Item 7A.  Quantitative  and Qualitative  Disclosures  About Market Risk

  None.

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

Item 9.  Changes in and  Disagreements  on  Accounting  and
Financial Disclosure

  None.

Item  10.   Directors   and   Executive   Officers  of  the
Registrant

Directors and Executive Officers of the General Partner

  As is commonly the case with publicly-traded limited partnerships, the Partnership does not employ any of the persons responsible for managing or operating the Partnership, but instead reimburses the General Partner for their services. Set forth below is certain information concerning the directors and executive officers of the General Partner. All directors of the General Partner are elected annually by, and may be removed by, Kinder Morgan, Inc. as the sole shareholder of the General Partner. All officers serve at the discretion of the directors of the Board of Directors of the General Partner.


   Name                        Age   Position with the General Partner
   --------                    ---   ---------------------------------
   Richard D. Kinder           53    Director, Chairman, and CEO
   William V. Morgan           54    Director and Vice Chairman
   Alan L. Atterbury           55    Director
   Edward O. Gaylord           66    Director
   Thomas B. King              36    Director,  President, and Chief Operating
                                     Officer
   David G. Dehaemers, Jr.     37    Vice  President,   Treasurer,  and  Chief
                                     Financial Officer
   Clare H. Doyle              43    Vice President,  Secretary, and Corporate
                                     Counsel
   James E. Higgins            41    Vice    President,    Pacific    Business
                                     Development and Marketing
   Roger Knouse                47    Vice   President,    Houston   Commercial
                                     Operations, Pipelines
   Mary F. Morgan              45    Vice President, Pacific Customer Service
   Michael C. Morgan           29    Vice  President,   Corporate  Development
                                     and Investments
   Roger C. Mosby              50    Vice   President,   Coal  Commercial  and
                                     Terminal Operations
   William M. White            52    Vice President, Pipeline Field Operations
   Eashy Yang                  56    Vice President, Technical Services

  Richard D. Kinder was elected Director, Chairman, and Chief Executive Officer of the General Partner in February 1997. From 1992 to 1994, Mr. Kinder served as Chairman of the General Partner. From October 1990 until December 1996, Mr. Kinder was President of Enron Corp. Mr. Kinder was employed by Enron and its affiliates and predecessors for over 16 years.

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

  Thomas B. King was elected Director, President, and Chief Operating Officer of the General Partner in February, 1997. Prior to that, he held the position of Vice-President, Midwest Region for the General Partner from July 1995 until February 1997. Mr. King has held several positions since he joined Enron in 1989, including Vice President, Gathering Services of Transwestern Pipeline Company and Northern Natural Gas Company and as Regional Vice

President, Marketing of Northern Natural Gas Company. From December 1989 to August 1993, he served as Director, Business Development for Northern Border Pipeline Company in Omaha, Nebraska.

  David G. Dehaemers, Jr. was elected Vice President and Chief Financial Officer of the General Partner in August 1997. He was elected Secretary and Treasurer of the General Partner in February 1997. From October 1992 to January 1997, he was Chief Financial Officer of Morgan Associates, Inc., an energy investment and pipeline management company. Mr. Dehaemers was previously employed by the national CPA firms of Ernst & Whinney and Arthur Young. He is a CPA, and received his undergraduate Accounting degree from Creighton University in Omaha, Nebraska. Mr. Dehaemers received his law degree from the University of Missouri -Kansas City and is a member of the Missouri Bar.

  Clare H. Doyle was elected Vice President, Corporate Counsel and Secretary of the General Partner in August 1997. Prior to that, she was employed as counsel for Enron Operations Corp. from September 1996 to March 1997. From April 1988 to June 1996, she was counsel for PanEnergy Corp.(now Duke Energy).

  James E. Higgins was elected Vice President, Pacific Business Development and Marketing of the General Partner in March 1998. Previously, Mr. Higgins was Director of Business Development for Santa Fe Pacific Pipelines, L.P. from 1993 until March 1998. Prior to that, he was Director of Business Development and Administration for Enron Oil Trading and Transportation in 1992 and Director of Business Development for GATX Terminals Corporation from 1989 until 1992. Mr. Higgins held manager positions in sales and operations for GATX from 1985 until 1989. He also held treasury and economic analyst positions with Powerline Oil Company from 1979 until 1983.

  Roger M. Knouse was elected Vice President, Houston Commercial Operations, Pipelines of the General Partner in March 1998. Prior to that, he served as Director of Business Development for the General Partner from February 1997 until March 1998. Mr. Knouse was Director of Pipeline Services for Enron Liquid Service Corp. from July 1995 until February 1997 and Director of Pipeline Transportation for Enron Liquids Pipeline Company from January 1987 until July 1995. He held various operations and commercial positions with Enron Liquids Pipeline Company from November 1973 until January 1987.

  Mary F. Morgan was elected Vice President, Pacific Customer Service of the General Partner in March 1998. Prior to that, she was Director, Customer Service Center for Santa Fe Pacific Pipelines, L.P. since 1997. Prior to this assignment, Ms. Morgan served as Director, Products Movement and District Manager, Western District for Santa Fe. Over the past twenty years, she also served in various engineering and operations assignments with Santa Fe, Exxon Pipeline Company, and Amoco Production Company.

  Michael C. Morgan was elected Vice President, Corporate Development and Investments of the General Partner in February 1997. From August 1995 until February 1997, Mr. Morgan was an associate with McKinsey & Company, an international management consulting firm. In 1995, Mr. Morgan received a Masters in Business Administration from the Harvard Business School. From March 1991 to June 1993, Mr. Morgan held various positions at PSI Energy, Inc., an electric utility, including Assistant to the Chairman. Mr. Morgan received a Bachelor of Arts in Economics and a Masters of Arts in Sociology from Stanford University in 1990. Mr. Morgan is the son of William V. Morgan.

  Roger C. Mosby was elected Vice President, Coal Commercial and Terminal Operations of the General Partner in February 1997. Prior to that, Mr. Mosby was Vice President for Enron Liquid Services Corp. from July 1994 until February 1997. He was Vice President of Enron Gas Processing Company from January 1990 until March 1994.

  William M. White was elected Vice President, Pipeline Field Operations of the General Partner in March 1998. Previously, Mr. White served as Vice President of Engineering for Santa Fe Pacific Pipelines, L.P. from 1993 until March 1998. Prior to that, he held various engineering and operation positions with Santa Fe since December 1974. Mr. White graduated from the University of Kentucky with a degree in Electrical Engineering and he completed graduate work in Business Administration at the University of Tulsa.

  Eashy Yang was elected Vice President, Technical Services of the General Partner in July 1997. Mr. Yang was Director of Engineering and Technical Services for Enron Operations Corp. from June 1993 until February 1997. Prior to that, he was Director of Technical Operations and held various engineering positions with Enron from September 1974 until June 1993.

Item 11.  Executive Compensation

  The Partnership has no executive officers, but is obligated to reimburse the General Partner for compensation paid to the General Partner's executive officers in connection with their operation of the Partnership's business. The following table summarizes all compensation paid to the General Partner's chief executive officer and to each of the General Partner's four other most highly compensated executive officers for services rendered to the Partnership during 1997.

                   Summary Compensation Table
              For the Year Ended December 31, 1997

                                     Annual Compensation
                             ------------------------------------
                                                      All Other
Name and Principal Position    Salary     Bonus<F1>  Compensation<F2>
---------------------------------------------------------------------

Richard D. Kinder               $175,664    $           $ 12,757
  Director, Chairman, and
  CEO

William V. Morgan                175,685           -      12,757
  Director and Vice Chairman

Thomas B. King                   140,667     160,000       9,774
  Director, President, and
  COO

David G. Dehaemers, Jr.          101,910     130,000       7,598
  Vice President,
  Treasurer, and CFO

Michael C. Morgan                101,910     130,000       7,539
  Vice President

<F1>Amounts earned in year shown and paid the following year.
<F2>Represents the General  Partner's  contributions  to the  Retirement Savings
    Plan (a 401(k) plan) and the imputed value of General Partner-paid group term life insurance exceeding $50,000. Note: Prior to the acquisition of the General Partner by KMI, Mr. William V. Allison served as President of the General Partner. For the period January 1, 1997 until February 14, 1997, Mr. Allison was paid approximately $22,917 for services rendered to the Partnership.

  Retirement Savings Plan. Effective July 1, 1997, the General Partner established the Kinder Morgan Retirement Savings Plan, a defined contribution 401(k) plan, that permits all full-time employees of the General Partner to contribute 1% to 15% of base compensation, on a pre-tax or after-tax basis, into participant accounts. In addition to a mandatory contribution equal to 4% of base compensation per year for each plan participant, the General Partner may make discretionary contributions in years when specific performance objectives are met. Any discretionary contributions are made during the first quarter following the performance year. On February 15, 1998, an additional 2%
discretionary contribution was made to individual accounts based on 1997 financial targets to unitholders. All contributions, together with earnings thereon, are immediately vested and not subject to forfeiture. Participants may direct the investment of their contributions into a variety of investments. Plan assets are held and distributed pursuant to a trust agreement. Because levels of future compensation, participant contributions, and investment yields cannot be reliably predicted over the span of time contemplated by a plan of this nature, it is impractical to estimate the annual benefits payable at retirement to the individuals listed in the Summary Compensation Table above.

  Executive Compensation Plan. Pursuant to the Partnership's Executive Compensation Plan (the "Plan"), executive officers of the General Partner are eligible for awards equal to a percentage of the "Incentive Compensation Value", which is defined as cash distributions to the General Partner during the four calendar quarters preceding the date of redemption times eight (less a participant adjustment factor, if any). Under the Plan, no eligible employee may receive a grant in excess of 2% and total awards under the Plan may not exceed 10%. In general, participants may redeem vested awards in whole or in part from time to time by written notice. The

Partnership may, at its option, pay the participant in Common Units (provided, however, the unitholders approve the plan prior to issuing such Units) or in cash. The Partnership may not issue more than 200,000 Common Units in the aggregate under the Plan. Common Units will not be issued to a participant unless such Common Units have been listed for trading on the principal securities exchange on which the Common Units are then listed. The Plan terminates January 1, 2007 and any unredeemed awards will be automatically redeemed. The Board of Directors of the General Partner may, however, terminate the Plan before such date, and upon such early termination, the Partnership will redeem all unpaid grants of compensation at an amount equal to the highest Incentive Compensation Value, using as the determination date any day within the previous twelve months, multiplied by 1.5.

  The following table sets forth certain information regarding estimated potential awards to named executive officers pursuant to the Plan.

                   Long-Term Incentive Plans - Awards in 1997

                                            Performance or     Estimated Future Payouts
                       Percentage of        Performance or        Under Non-Stock
                         Incentive        Other Period Until        Price Based
Name                 Compensation Value  Maturation or Payout<F1>    Plans <F2>
-----------------------------------------------------------------------------------------

Thomas B. King               1%               1997 - 1999            $359,884
                             1%               1997 - 2001             359,884

David G. Dehaemers,          1%               1997 - 1999             359,884
Jr.
                             1%               1997 - 2001             359,884

Michael C. Morgan            1%               1997 - 1999             359,884
                             1%               1997 - 2001             359,884


<F1> Currently, there are two Long-Term Incentive Plan vesting cycles in effect.
The Plan was established in July 1997 and on July 1, 1997, the Board of Directors of the General Partner granted awards totaling 6% of the Incentive Compensation Value. Fifty percent of such awards vest on January 1, 2000 and the remaining fifty percent vest on January 1, 2002.

<F2> Estimated  payouts  are based on actual cash  distributions  to the General
Partner for the preceding four quarters ended December 31, 1997.

  Common Unit Option Plan. Pursuant to the Partnership's Common Unit Option Plan (the "Option Plan") key personnel of the Partnership and its affiliates are eligible to receive grants of options to acquire Common Units. The total number of Common Units available under the plan is 250,000. None of the options granted under the Option Plan may be "Incentive Stock Options" under Section 422 of the Internal Revenue Code. If an option expires without being exercised, the number of Common Units covered by such option will be available for a future award. The exercise price for an option may not be less than the fair market value of a Common Unit on the date of grant. Either the Board of Directors of the General Partner or a committee of the Board of Directors will administer the Option Plan. The Plan terminates on March 5, 2008.

  No individual employee may be granted options for more than 10,000 Common Units in any year. The Board of Directors or the committee will determine the duration and vesting of the options to employees at the time of grant. On March 6, 1998, options for 118,000 Common Units at an exercise price of $35.4375 per Common Unit were granted to 56 employees of the General Partner. Forty percent of such options will vest on the first anniversary of the date of grant and twenty percent on each anniversary, thereafter. The options expire seven years from the date of grant.

  The Option Plan also grants each non-employee director of the Partnership as of April 1, 1998, an option to acquire 5,000 Common Units at an exercise price equal to the fair market value of the Common Units on such date. In addition, each new non-employee director will receive options to acquire 5,000 Common Units on the first day of the month following his or her election. Forty percent of such options will vest on the first anniversary of the date of grant and twenty percent on each anniversary, thereafter. The non-employee director options will expire seven years from the date of grant.

  Directors fees. During 1997, each member of the Partnership's Board of Directors who was not also an employee of the General Partner was paid an annual retainer of $16,000 in lieu of all attendance fees.

Item 12. Security  Ownership of Certain  Beneficial  Owners and Management

  The following table sets forth certain information as of March 15, 1998, regarding the beneficial ownership of (i) the Common Units and (ii) the common stock of KMI, the parent company of the General Partner, by all directors of the General Partner, each of the named executive officers, all directors and executive officers as a group and all persons known by the General Partner to own beneficially more than 5% of the Common Units.

                                                  Amount and Nature of Beneficial Ownership
                                                              KMI Voting Stock         KMI Non Voting Stock
                                    Common Units <F1>         (Class "A" Stock)          (Class "B" Stock)
                                    ----------------         -------------------       ---------------------

                                   Number     Percent         Number       Percent       Number       Percent
                                 of Units   of Class<F2>   of Shares<F3>  of Class    of Shares(3)    of Class
                                 --------   -----------    ------------   ---------   ------------    --------
First Union Corporation           991,200         2.43%             105       1.30%        2,541        100%
One First Union Center
5th Floor
301 South College Street
Charlotte, NC 28288-0732

Kinder Morgan G.P., Inc.<F4>      862,000         2.12%              --         --            --          --
1301 McKinney Street
Suite 3450
Houston, Texas 77010

Richard D. Kinder <F5>             35,000              *          5,717      71.05%           --          --

William V. Morgan                   2,000              *          2,225<F6>  27.65%           --          --

Alan L. Atterbury                   8,000              *             --         --            --          --

Edward O. Gaylord                   4,000              *             --         --            --          --

David G. Dehaemers                     --              *             --         --            --          --

Michael C. Morgan                      --              *             --         --            --          --

Thomas B. King                      1,000              *             --         --            --          --

Directors and Officers             52,100              *          7,942      98.70%           --          --
  as a group (14 persons)

--------------
*Less than 1%

<F1> All Common Units involve sole voting power and sole investment power.
<F2> As of March 6, 1998, the Partnership  had 40,727,126  Common  Units  issued and outstanding.
<F3> As of December 31, 1997,  Kinder  Morgan, Inc. ("KMI") had a total of 8,047 shares of issued and outstanding voting stock and a total of 2,541 shares of issued and outstanding non voting stock.
<F4> Represents Units held by Kinder Morgan G.P., Inc., which is wholly owned by
     KMI. By virtue of its ownership of Kinder Morgan G.P., Inc., KMI may be deemed to indirectly own the Common Units owned by Kinder Morgan G.P., Inc.
<F5> Excludes 862,000 Common Units owned by Kinder Morgan  G.P.,  Inc.  KMI owns
     100% of the outstanding capital stock of Kinder Morgan G.P., Inc. Mr. Kinder owns approximately 71% of the voting common stock of KMI. By virtue of his ownership of KMI., Mr. Kinder may be deemed to indirectly own the Common Units owned by Kinder Morgan G.P., Inc. Mr. Kinder disclaims beneficial ownership of such Common Units.
<F6> These  shares  are held by Morgan  Associates,  Inc., a Kansas corporation, wholly owned by Mr. Morgan.

  KMI has pledged all of the stock of the General Partner to secure its bank credit facilities.

  Commencing on February 15, 1999, Mr. Kinder and Mr. Morgan have an option to purchase certain KMI stock owned by First Union Corporation, and commencing on August 15, 2000, KMI has an option to purchase and First Union Corporation has the right to require KMI to purchase, all of the KMI stock owned by First Union Corporation.

Item 13.  Certain Relationships and Related Transactions

  General and Administrative Expenses

  The General Partner provides the Partnership with general and administrative services and is entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. During 1997, the Partnership paid the General Partner $6.9 million as reimbursement for such costs.

  Partnership Distributions

  See Item 7 for information regarding Partnership Distributions.

  Odessa Lateral

  During 1996, the Odessa lateral was constructed to connect the South Cowden Unit flood project to the Central Basin Pipeline. The lateral is owned by MAI, which is owned by William V. Morgan, and was constructed for MAI by the Partnership under the terms of a Construction Agreement at a cost of $1.35 million, which amount has been paid by MAI. In addition, MAI and the Partnership entered into an Operating & Maintenance Agreement which provides for operation and maintenance of the lateral by the Partnership, and a Transportation Agreement which allows the Partnership to ship specified quantities of CO2 on the lateral and requires the Partnership to ship certain minimum quantities of CO2 on the lateral. The agreements are coterminous and expire in 2016. During 1997, the Partnership charged MAI $75,000 under the Operating and Maintenance Agreement and MAI charged the Partnership $496,005 under the Transportation Agreement. The terms of such agreements are comparable to those which the Partnership would make available to unaffiliated third parties.

  Other

  The General Partner makes all decisions relating to the management of the Partnership. KMI owns all the common stock of the General Partner. Certain conflicts of interest could arise as a result of the relationships among the General Partner, KMI, and the Partnership. The directors and officers of KMI have fiduciary duties to manage KMI, including selection and management of its investments in its subsidiaries and affiliates, in a manner beneficial to the shareholders of KMI. In general, the General Partner has a fiduciary duty to manage the Partnership in a manner beneficial to the Unitholders. The Partnership Agreements contain provisions that allow the General Partner to take into account the interests of parties in addition to the Partnership in resolving conflicts of interest, thereby limiting its fiduciary duty to the Unitholders, as well as provisions that may restrict the remedies available to Unitholders for actions taken that might, without such limitations, constitute breaches of fiduciary duty. The duty of the directors and officers of KMI to the shareholders of KMI may, therefore, come into conflict with the duties of the General Partner to the Unitholders. The Conflicts and Audit Committee of the Board of Directors of the General Partner will, at the request of the General Partner, review (and is one of the means for resolving) conflicts of interest that may arise between KMI or its subsidiaries, on the one hand, and the Partnership, on the other hand.

                                   P A R T IV

Item 15. Exhibits,   Financial  Statement  Schedules,   and Reports on Form 8-K

   (a)(1)  and  (2)  Financial   Statements  and  Financial Statement Schedules

   See "Index to Financial Statements" set forth on page F-1.

   (a)(3) Exhibits
  *2.1  -Purchase   Agreement   dated   October   18, 1997 between Kinder Morgan
         Energy Partners, L.P., Kinder Morgan G.P., Inc., Santa Fe Pacific Pipeline Partners, L.P., Santa Fe Pacific Pipelines, Inc. and SFP Pipeline Holdings, Inc. (Exhibit 2 to 1998 S-4)
  *2.2 Master Agreement dated as of January 1, 1998 among Shell Western E&P Inc., Shell Western Pipelines Inc., Shell Cortez Pipeline Company, Shell CO2 , LLC, Shell CO2 General LLC, Shell Land & Energy Company, Kinder Morgan Operating L.P. "A" and Kinder Morgan CO2 LLC (Exhibit
         2.2 to the Partnership's Current Report on Form 8-K dated March 5, 1998 (the "March 5, 1998 Form 8-K")
  *2.3 First Amended and Restated Agreement of Limited Partnership dated as of March 5, 1998, by and between Shell CO2 General LLC, Kinder Morgan CO2, LLC and Shell CO2 LLC. (Exhibit 2.3 to the
         March 5, 1998 Form 8-K)
  *2.4 Assumption and Indemnification Agreement dated as of January 1, 1998 among Shell CO2 General LLC, Shell CO2 General LLC, Shell Western E&P Inc., Shell Western Pipelines Inc., Shell Cortez Pipeline Company, Shell Land & Energy Company, Kinder Morgan CO2 LLC, Kinder Morgan Operating L.P. "A" and Shell CO2 Company, Ltd. (Exhibit 2.4 to the March 5 1998 Form 8-K)
  *2.5 Guaranty and Indemnification Agreement dated as of January 1, 1998 between Shell Western E&P Inc. and Kinder Morgan Energy Partners, L.P. (Exhibit 2.5 to the March 5, 1998 Form 8-K)
  *3.1  -Second Amendment to Amended and Restated Agreement of Limited  Partner-
         ship dated as of February 14, 1997 (Exhibit 3.1 to Amendment No. 1 to the Partnership's Registration Statement on Form S-4 (File No. 333-44519) filed February 4, 1998 ("1998 S-4"))
  *4.1  -Specimen  Certificate  representing  Common  Units (Exhibit 4.1 to 1998
         S-4)
  *4.2  -Credit  Agreement  dated as of February 14, 1997 among  Kinder   Morgan
         Operating L.P. "B" and First Union National Bank of North Carolina with form of Notes attached (Exhibit 10.31 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 10-K")
   4.2.1-First  Amendment  to  Credit   Agreement, among Kinder Morgan Operating
         L.P. "B" and First Union National Bank dated as of September 1, 1997 4.2.2-Second Amendment to Credit Agreement, among Kinder Morgan Operating
         L.P. "B" and First Union National Bank dated as of December 31, 1997 *4.3 -Security Agreement dated as of February 14, 1997 between Kinder Morgan
         Energy Partners, L.P. and First Union National Bank of North Carolina (Exhibit 10.32 to 1996 10-K)
  *4.4  -Security  Agreement dated as of February 14, 1997 between Kinder Morgan
         Operating L.P. "B" and First Union National Bank of North Carolina (Exhibit 10.33 to 1996 10-K)
  *4.5  -Guaranty  Agreement  dated as of February 14, 1997 from Kinder  Morgan
         Energy Partners, L.P. in favor of First Union National Bank of North Carolina (Exhibit 10.34 to 1996 10-K)
   4.5.1-First Amendment to Guaranty Agreement dated as of September 26, 1997 4.5.2-Second Amendment to Guaranty Agreement dated as of September 26, 1997
  *4.6  -Credit  Agreement  dated  as of February 14, 1997 among Kinder  Morgan,
         Inc.and First Union National Bank of North Carolina (Exhibit 10.35 to 1996 10-K)
   4.6.1-First   Amendment  to  Credit   Agreement among Kinder Morgan, Inc. and
         First  Union National Bank dated as of September 1, 1997
   4.6.2-Second  Amendment  to  Credit Agreement among Kinder  Morgan,  Inc. and
         First  Union National Bank dated as of December 31, 1997

  *4.7  -First Amendment to Mortgage and Security  Agreement with Assignment  of
         Rents (Illinois) dated as of February 14, 1997 between Kinder Morgan Operating L.P. "B" and First Union National Bank of North Carolina (Exhibit 10.37 to 1996 10-K)
  *4.8  -First  Amendment  to  Mortgage,  Security   Agreement   and   Financing
         Statement (Wyoming) dated as of February 14, 1997 between Kinder Morgan Operating L.P. "B" and First Union National Bank of North Carolina as Agent (Exhibit 10.39 to 1996 10-K)
   4.9 -Credit Agreement dated February 17, 1998 among Kinder Morgan Energy Partners, L.P., Kinder Morgan Operating L.P. "B", the Subsidiary Guarantors, the Lenders, Goldman Sachs Credit Partners, L.P. and First Union National Bank
   4.10 -Pledge Agreement dated February 17, 1998 among Kinder Morgan Energy Partners, L.P., the Lenders, Goldman Sachs Credit Partners, L.P. and First Union National Bank
   4.11 -Pledge Agreement dated February 17, 1998 among Kinder Morgan Operating L.P. "A", the Lenders, Goldman Sachs Credit Partners, L.P. and First Union National Bank
   4.12 -Pledge Agreement dated February 17, 1998 among Kinder Morgan Operating L.P. "D", the Lenders, Goldman Sachs Credit Partners, L.P. and First Union National Bank
   4.13 -Pledge Agreement dated February 17, 1998 among Kinder Morgan Natural Gas Liquids Corporation, the Lenders, Goldman Sachs Credit Partners, L.P. and First Union National Bank
  *4.14 First Mortgage Note Agreement dated December 8, 1998 among Southern Pacific Pipe Lines Partnership, L.P. (now known as SFPP.L.P.) and the Purchasers listed on Schedule A (a conformed composite of 54 separate agreements, identical except for signatures)(Exhibit 4.2 to Form 10-K for Santa Fe Pacific Pipelines, L.P. for 1988 ("Santa Fe 1988 Form 10-K")
  4.14.1 Consent and Amendment dated as of December 19, 1997 between the noteholders and SFPP, L.P. (a conformed composite of the separate agreements with each noteholder, identical except for signatures)
  *4.15 Deed of Trust, Security Agreement and Fixture Filing, dated December 8, 1988, between SFPP, L.P., its general partner, Chicago Title Insurance Company and Security Pacific National Bank (Exhibit 4.3 to Santa Fe 1988 Form 10-K)
  *4.16 Trust Agreement dated December 19, 1988, between SFPP, L.P., its general partner and Security Pacific National Bank (Exhibit 4.4 to Santa Fe 1988 Form 10-K)
   *4.17 Amended and Restated Credit Agreement dated as of August 11, 1997 among
         SFPP, L.P., Bank of America National Trust and Savings Association, as agent, Texas Commerce Bank National Association, as syndication agent, Bank of Montreal, as documentation agent, BancAmerica Securities, Inc., as arranger, and the lenders that are signatories thereto. As the maximum allowable borrowings under this facility do not exceed 10% of the Registrant's total assets, this instrument is not filed as an exhibit to this Report, however, the Registrant hereby agrees to furnish a copy of such instrument to the Securities and Exchange Commission upon request.
  *10.1 -Employment Agreement with William V. Morgan (Exhibit 10.1  to  Partner-
         ship's  Form 10-Q Report dated March 31, 1997)
  *10.2 -Employment Agreement with Thomas B. King (Exhibit 10.2 to Partnership's
         Form 10-Q Report dated March 31, 1997)
  *10.3 -Kinder  Morgan  Energy  Partners,  L.P.  Executive  Compensation   Plan
         (Exhibit  10 to  Partnership's 10-Q dated June 30, 1997)
  *10.4 -Agreement  to Purchase Units dated August 7, 1997 between Kinder Morgan
         Energy Partners, L.P. and the Purchasers listed on Schedule A thereto (Exhibit 10.1 to Partnership's Form 8-K Report dated August 7, 1997)
  *10.5 -Amended and Restated Agreement to Purchase Units dated as of August 13,
         1997 between Kinder Morgan Energy Partners, L.P. and First Union Investors, Inc. (Exhibit 10.2 to Partnership's Form 8-K Report dated August 7, 1997)
   10.6  Kinder Morgan Energy Partners, L.P. Common Unit Option Plan
   21   -List of subsidiaries
   24.1 -Consent letter from Price Waterhouse LLP
   24.2 -Consent letter from Arthur Andersen LLP
   27   -Financial Data Schedule
---------------------
* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith.

(b) Reports on Form 8-K

   Report dated October 18, 1997, on Form 8-K was filed on October 21, 1997, pursuant to Items 5 and 7 of that form. An agreement to purchase the assets of Santa Fe Pacific Pipeline Partners, L.P. was disclosed according to Item 5, and exhibits of the purchase agreement and associated press release were filed pursuant to Item 7.

                          INDEX TO FINANCIAL STATEMENTS


                                                             Page

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES


Report  of  Independent  Accountants                          F-2

Report  of  Independent Public Accountants                    F-3

Consolidated  Statements of Income for the years ended
     December 31, 1997, 1996, and 1995                        F-4

Consolidated  Balance  Sheets for the years ended  December
31, 1997 and 1996                                             F-5

Consolidated  Statements  of Cash Flows for the years ended
December 31, 1997, 1996, and 1995                             F-6

Consolidated  Statements of Partners'  Capital for the
     years ended December 31, 1997, 1996, and 1995            F-7

Notes to Consolidated Financial Statements                    F-8




MONT BELVIEU ASSOCIATES


Report  of  Independent  Accountants                         F-20

Report  of  Independent Public Accountants                   F-21

Statements  of Income  for the  years  ended  December  31,
1997, 1996, and 1995                                         F-22

Balance  Sheets for the years ended  December  31, 1997 and
1996                                                         F-23

Statements of Cash Flows for the years ended  December
     31, 1997, 1996, and 1995                                F-24

Statements  of  Partners'   Capital  for  the  years  ended
December 31, 1997, 1996, and 1995                            F-25

Notes to Financial Statements                                F-26

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Partners of
Kinder Morgan Energy Partners, L.P.






In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows, and of partners' capital present fairly, in all material respects, the financial position of Kinder Morgan Energy Partners, L.P. (a Delaware Limited Partnership) and subsidiaries (the Partnership) at December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP
Price Waterhouse LLP
Houston, Texas
March 6, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Partners of Kinder Morgan Energy Partners, L.P.
(Formerly Enron Liquids Pipeline, L.P.)





We have audited the accompanying consolidated balance sheet of Kinder Morgan Energy Partners, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1996 , and the related consolidated statements of income, cash flows and partners' capital for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kinder Morgan Energy Partners, L.P. as of December 31, 1996 , and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                      /s/ Arthur Andersen LLP
                                      ARTHUR ANDERSEN LLP







Houston, Texas
February 21, 1997

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                   (In thousands, except per unit amounts)


                                               Year Ended December 31.
                                         ------------------------------------
                                           1997         1996         1995
                                         ---------    ----------   ----------

Revenues
    Trade                              $   73,932     $  62,561    $  57,379
    Related Party                               -         8,689        6,925
                                         ---------    ----------   ----------
                                           73,932        71,250       64,304
                                         ---------    ----------   ----------

Costs and Expenses
 Cost of products sold                      7,154         7,874        8,020
 Operations and maintenance
  Related Party                                 -         6,558        2,683
  Other                                    15,039        12,322        9,956
 Fuel and power                             5,636         4,916        3,934
 Depreciation and amortization             10,067         9,908        9,548
 General and administrative                 8,862         9,132        8,739
 Taxes other than income taxes              2,943         3,467        3,289
                                         ---------    ----------   ----------
                                           49,701        54,177       46,169
                                         ---------    ----------   ----------

Operating Income                           24,231        17,073       18,135
Other Income (Expense)
    Equity in earnings of partnerships      5,724         5,675        5,755
    Interest expense                      (12,605)      (12,634)     (12,455)
    Interest income and Other, net           (174)        3,250        1,426
Minority Interest                            (179)        (121)         (115)
                                         ----------    ---------    ----------

Income Before Income Taxes                 16,997        13,243       12,746

Income Tax Benefit (Expense)                  740       (1,343)       (1,432)
                                         ---------    ----------   ----------
Net Income                             $   17,737     $  11,900    $  11,314
                                         ---------    ----------   ----------

General Partner's interest in Net
Income                                      4,074           218          212
Limited Partners' interest in Net
Income                                     13,663        11,682       11,102
                                         ---------    ----------   ----------
Net Income                             $   17,737     $  11,900    $  11,314
                                         ---------    ----------   ----------

Allocation of Net Income per
    Limited Partner Unit               $     1.02     $    0.90    $    0.85
                                         =========    ==========   ==========

Number of Units used in Computation         13,411        13,020       13,020
                                         =========    ==========   ==========

   The accompanying  notes  are an  integral  part  of  these  consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                               December 31,
                                           ------------------
                                            1997        1996
                                           -------    -------
                   ASSETS
     Current Assets
         Cash and cash                    $  9,612   $ 14,299
         Accounts receivable
            Trade                            8,569      7,970
            Related parties                     -       4,390
         Inventories
            Products                         1,901        882
            Materials and
            supplies                         1,710      1,827
                                           -------    -------
                                            21,792     29,368
                                           -------    -------
     Property, Plant and
     Equipment, at cost                    290,620    272,178
         Less accumulated depreciation      45,653     36,184
                                           -------    -------
                                           244,967    235,994
                                           -------    -------

     Investments in Partnerships            31,711     32,043
                                           -------    -------

     Deferred Charges and Other Assets      14,436      6,198
                                           =======    =======
     TOTAL ASSETS                        $ 312,906   $303,603
                                           =======    =======

     LIABILITIES AND PARTNERS' CAPITAL
     Current Liabilities
         Accounts payable
            Trade                        $   4,423   $  5,512
            Related parties                    507      4,520
         Current portion of
          long-term debt                         -      1,709
         Accrued liabilities                 3,585        811
         Accrued taxes                       2,861      2,304
         Distribution payable                    -      4,210
                                           -------    -------
                                            11,376     19,066
                                           -------    -------
     Long-Term Liabilities
     and Deferred Credits
     Long-term debt                        146,824    160,211
     Other                                   2,997      3,492
                                           -------    -------
                                           149,821    163,703
                                           -------    -------
     Commitments and Contingencies
      (Note 13)

     Minority Interest                       1,485      2,490
                                           -------    -------
     Partners' Capital
       Common unitholders                  146,840    101,000
       Deferred participation
         unitholders                             -     16,165
       General Partner                       3,384      1,179
                                           -------    -------
                                           150,224    118,344
                                           -------    -------
     TOTAL LIABILITIES AND
     PARTNERS' CAPITAL                   $ 312,906  $ 303,603
                                           =======    =======

   The accompanying  notes  are an  integral  part  of  these  consolidated financial statements.

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                                   Year Ended December 31,
                                             -----------------------------------
                                                1997        1996         1995
                                             ----------  ----------   ----------
Cash Flows From Operating Activities
Reconciliation of net income to net
cash provided by operating activities
    Net income                              $   17,737   $   11,900    $ 11,314
    Depreciation and amortization               10,067        9,908       9,548
    Equity in earnings of partnerships          (5,724)      (5,675)     (5,755)
    Distributions from investments in
     partnerships                                9,588        6,791       6,061
Changes in components of working capital
    Accounts receivable                          3,791       (2,264)     (2,958)
    Inventories                                   (902)         198         465
    Accounts payable                            (5,102)       2,096       1,581
    Accrued liabilities                          2,774       (1,997)      1,535
    Accrued taxes                                  557          149        (373)
Other, net                                        (834)       1,670       1,148
                                             ----------  ----------  ----------
Net Cash Provided by Operating
Activities                                       31,952      22,776      22,566
                                             ----------  ----------  ----------
Cash Flows From Investing Activities
    Acquisitions of assets                      (20,038)          -           -
    Additions to property,
    plant and equipment                          (6,884)     (8,575)     (7,826)
    Sale of property, plant and
    equipment                                       162           -           -
    Contributions to
    partnership investment                       (3,532)       (546)       (772)
                                             ----------   ---------  ----------
Net Cash Used in Investing Activities           (30,292)     (9,121)     (8,598)
                                             ----------   ---------  ----------

Cash Flows From Financing Activities
    Payment of debt                             (58,496)     (1,718)     (1,940)
    Issuance of debt                             43,400       5,000       8,000
    Net proceeds from issuance of
    common units                                 33,678           -           -
    Distributions to partners
        Common units                            (21,768)    (16,404)    (16,404)
        General partner                          (2,280)       (268)       (268)
        Minority interest                          (245)       (168)       (168)
    Other, net                                     (636)          -           -
                                             ----------    --------   ---------
Net Cash Used In Financing
Activities                                       (6,347)    (13,558)    (10,780)
                                             ----------    --------   ---------

Increase (Decrease) in Cash and
Cash Equivalents                                (4,687)          97       3,188
Cash and Cash Equivalents, Beginning of
Period                                          14,299       14,202      11,014
                                             =========    =========   =========
Cash and Cash Equivalents, End
of Period                                  $     9,612       14,299      14,202
                                             =========    =========   =========
Supplemental disclosures of cash flow
information
    Cash paid during the year for
        Interest (net of
        capitalized interest)              $    12,611    $  12,487   $  11,870
        Income Taxes                               463          397         425


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)


                                        Deferred                     Total
                            Common    Participation     General    Partners'
                             Units        Units         Partner     Capital
                            -------   -------------    --------    ---------

Partners' capital at
December 31, 1994          $109,703     $17,486         $ 1,285     $128,474

    Net income                9,633       1,469             212       11,314

Distributions               (14,236)     (2,168)           (268)     (16,672)
                           --------     -------         -------      -------
Partners' capital at
December 31, 1995            105,100     16,787           1,229      123,116

    Net income                10,136      1,546             218       11,900

Distributions                (14,236)    (2,168)           (268)     (16,672)
                            --------    -------         -------      -------

Partners' capital at
December 31, 1996            101,000     16,165           1,179      118,344

    Net income                13,440        223           4,074       17,737

    Transfer of deferred
       participation units    16,388    (16,388)              -            -

    Net proceeds from
       issuance of
       common units           33,678          -               -       33,678

    Capital contributions          -          -             345          345

    Distributions accrued-
       December 31, 1996       4,102          -              66        4,168

    Distributions paid       (21,768)         -          (2,280)     (24,048)
                            --------    -------         -------      -------

Partners' capital at
December 31, 1997          $146,840     $     -         $ 3,384     $150,224
                            =======     =======         ========    ========



        The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.  Organization

    Sale of the stock of the General Partner

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

  The Partnership operates through three operating limited partnerships, OLP-A, OLP-B, and Kinder Morgan Operating L.P. "C" ("OLP-C") (collectively, the "Operating Partnerships"). Kinder Morgan G.P., Inc. is a wholly owned subsidiary of KMI and serves as the sole general partner of the Partnership, OLP-A, OLP-B, and OLP-C. The Partnership and the Operating Partnerships are governed by Amended and Restated Agreements of Limited Partnership and certain other agreements (collectively, the "Partnership Agreements").

  General

  The Partnership's assets include two interstate common carrier natural gas liquids ("NGL" or "NGLs") pipelines ("North System" and "Cypress Pipeline"), a carbon dioxide ("CO2") pipeline ("Central Basin Pipeline"), two modern high speed rail-to-barge coal transfer facilities ("Cora Terminal" and "Grand Rivers Terminal"), a gas processing plant ("Painter Plant"), and a 25% indirect interest in an NGL fractionator in Mont Belvieu, Texas by means of the ownership of the common stock of KMNGL. The North System transports, stores and delivers a full range of NGLs and refined products from South Central Kansas to markets in the Midwest and has interconnects, using third-party pipelines in the Midwest, to the eastern United States. The Cypress Pipeline transports ethane from Mont Belvieu, Texas, to the Lake Charles, Louisiana area. The Central Basin Pipeline transports CO2 in West Texas. The Cora Terminal transfers coal from rail to barge on the banks of the Mississippi River near Cora, Illinois. The Grand Rivers Terminal is a coal transfer, storage, and blending facility located in Southwest Kentucky on the Tennessee River. The Painter Plant assets are operated by Amoco Oil Company under an operating lease agreement.

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

2.  Summary of Significant Accounting Policies

    Principles of Consolidation and Use of Estimates

  The consolidated financial statements include the assets, liabilities, and results of operations of the Partnership and its majority-owned subsidiaries. All significant intercompany items have been eliminated in consolidation.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Equivalents

  Cash equivalents are defined as all highly liquid short-term investments with original maturities of three months or less.

  Inventories

  Inventories of products consist of NGLs and coal which are valued at the lower of cost (weighted-average cost method) or market. Materials and supplies are stated at the lower of cost or market.

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

  Revenue Recognition

  Revenues for the pipeline operations are generally recognized based on delivery of actual volume transported. Coal transfer service revenues are recognized based on volumes loaded. Recognition of gas processing revenues is based on volumes processed or fractionated. Revenues from energy related product sales of the Red Lightning Energy Services unit are based on delivered quantities of product.

  Minority Interest

  Minority interest consists of the approximate 1% general partner interest in the Operating Partnerships.

  Income Taxes

  The Partnership is not a taxable entity for Federal income tax purposes. As such, no Federal income tax will be paid by the Partnership. Each partner will be required to report on its tax return its allocable share of the taxable income or loss of the Partnership. Taxable income or loss may vary substantially from the net income or net loss reported in the consolidated statement of income primarily because of accelerated tax depreciation.

  Certain  operations of the  partnership  are conducted  through a wholly-owned corporate subsidiary which is taxable. Income before income tax expense attributable to corporate operations was $2.5 million, $3.6 million and $3.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. For the periods ended December 31, 1997, 1996, and 1995, respectively, the provision for income taxes consists of deferred income tax of $(1.1) million, $.9 million, and $.9 million, respectively, and current income tax of $.3 million, $.4 million and $.5 million, respectively. The net deferred tax liability of $2.1 million and $3.2 million at December 31, 1997 and 1996, respectively, consists of deferred tax liabilities of $4.6 million and $5.4 million, respectively, and deferred tax assets of $2.5 million and $2.2 million, respectively. The deferred tax liabilities consist primarily of tax depreciation in excess of book depreciation. The

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


deferred tax assets consist primarily of alternative minimum tax credits and net operating losses. Net operating losses total approximately $2.4 million and substantially expire in 2008.

  Reconciling items between income tax expense computed at the statutory rate and actual income tax expense for the year ended December 31, 1997 primarily include the effect of a change in estimate of prior years' provision, a partial liquidating distribution and state income taxes.

  The tax attributes of the Partnership's net assets flow directly to each individual partner. Individual partners will have different investment bases depending upon the timing and prices of acquisition of partnership units. Further, each partner's tax accounting, which is partially dependent upon the partner's individual tax position, may differ from the accounting followed in the financial statements. Accordingly, there could be significant differences between each individual partner's tax basis and the partner's proportionate share of the net assets reported in the financial statements. FAS 109 requires disclosure by a publicly held partnership of the aggregate difference in the basis of its net assets for financial and tax reporting purposes. However, the Partnership does not have access to information about each individual partner's tax attributes in the Partnership, and the aggregate tax bases cannot be readily deteremined. In any event, management does not believe that, in the
Partnership's circumstances, the aggregate difference would be meaningful information.

  Net Income Per Unit

  Allocation of Net Income per Limited Partner Unit was computed by dividing Limited Partner's interest in Net Income by the weighted average number of Common Units outstanding during the period.

3.  Property, Plant and Equipment

  Property, plant and equipment consists of the following (in thousands):

                                             December 31,
                                           -----------------
                                            1997         1996
                                           -------      -------
      Liquids pipelines                  $ 226,129    $ 223,337
      Coal transfer, storage and
      services                              36,865       24,197
      Gas processing
      and fractionation                     13,563       13,529
      Land
                                             3,111        2,936
      Other                                 10,952        8,179
                                           -------      -------
       Total                             $ 290,620    $ 272,178
                                           =======      =======

4.  Investments in Partnerships

  Investments in partnerships accounted for under the equity method consisted of the following (dollars in thousands):

                                                  December 31,
                                    Ownership   -----------------
                                   Percentage    1997      1996
                                   ----------   -------   -------
      Mont Belvieu Associates             50%   $27,157   $27,205
      Heartland Pipeline Company          50%     4,554     4,838
                                                -------   -------
      Total                                     $31,711   $32,043
                                                =======   =======

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  The Partnership's equity in earnings of investments in partnerships is as follows (in thousands):

                                          -------------------------------------
                                            1997          1996         1995
                                          ----------    ---------    ----------
       Mont Belvieu Associates          $     5,009    $   4,968     $   5,208
       Heartland Pipeline
       Company                                  715          707           547
                                          ----------    ---------    ----------
       Total                            $     5,724    $   5,675    $    5,755
                                          ==========    =========    ==========

   Summarized combined financial information of the partnerships is presented below (in thousands):

                                                             December 31,
                                                        -----------------------
                                                          1997         1996
                                                        ---------    ----------
       Balance Sheet
           Current assets                              $   7,353    $    7,729
           Non-current assets                          $  53,842    $   54,401
           Current liabilities                         $   4,855    $    5,043
           Non-current                                 $  11,790        15,022
           Partners' equity                            $   4,554        42,065

                                                 Year Ended December 31,
                                          -------------------------------------
                                            1997          1996         1995
                                          ----------    ---------    ----------
       Income Statement
           Revenues                      $   38,299    $  31,534    $   30,032
           Expenses                          26,040       19,563        18,074
                                          ----------    ---------    ----------
               Net income                $   12,259    $  11,971    $   11,958
                                          ==========    =========    ==========

  The excess of the Partnership's cost over its 50% share of the underlying net assets of the partnerships is being amortized over the estimated remaining life of the property, plant and equipment of the partnerships. Such amortization is reflected as a reduction in equity earnings related to the Partnership's investments. The unamortized excess was approximately $8 million as of December 31, 1997.

5.  Gas Processing and Fractionation Transactions

  Chevron Contract Buyout

  In 1996, the Partnership was notified by Chevron, the only gas processing customer of the Painter Plant, that it was terminating the gas processing agreement effective as of August 1, 1996. The gas processing agreement with Chevron allowed for early termination by Chevron, subject to an approximate $2.9 million one time termination payment. On June 14, 1996, a force majeure event occurred and the Painter Plant gas processing facilities were shut down. Chevron subsequently disputed its obligation to pay the early termination payment. The Partnership negotiated with Chevron to settle all claims between the two parties under the gas processing agreement for $2.5 million.

  Gas Processing and Terminal Lease to Amoco

  On February 14, 1997, the Partnership executed an operating lease agreement with Amoco Oil Company ("Amoco") for Amoco's use of the Painter Plant fractionator and the Partnership's Millis Terminal and Storage Facility ("Millis") with the nearby Amoco Painter Complex Gas Plant. The lease generated approximately $0.9 million of cash flow in 1997.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. Long-Term Debt

   OLP-A

  As of December 31, 1997, OLP-A had outstanding $110 million of 8.79% First Mortgage Notes ("First Mortgage Notes") due 2007. Such notes are secured by substantially all of the liquids pipeline property, plant and equipment of OLP-A and the common stock of KMNGL and are with recourse to the General Partner.

  OLP-A has established a $15 million revolving credit facility with a bank to meet its working capital requirements. OLP-A's credit facility with the bank has a variable interest rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum, requires interest payable quarterly on outstanding borrowings, and upon its June 1, 1999 termination, requires the repayment of the entire outstanding principal amount. At December 31, 1997, the Partnership had outstanding borrowings of $11.8 million under this facility. During 1997, the weighted-average interest rate was 7.49% per annum.

  OLP-B

  OLP-B has outstanding $23.7 million principal amount of tax exempt bonds issued by the Jackson-Union Counties Regional Port District due 2024. Such bonds bear interest at a weekly floating market rate. During 1997, the weighted-average interest rate on these bonds was 3.71% per annum. OLP-B has entered into an interest rate swap which fixes the interest rate at approximately 3.65% per annum during the period from February 13, 1996 to December 31, 1998.

  Debt Maturities

  Subsequent to December 31, 1997, the Partnership refinanced its First Mortgage Notes and existing bank credit facilities with a $325 million secured revolving credit facility. Beginning in May, 2000 the amount available under the credit facility reduces on a quarterly basis. At that time quarterly principal payments are required, as necessary to reduce the outstanding amount to the available amount under the credit facility. The final principal payment is due February, 2005.

  Fair Value of Financial Instruments

  The estimated fair value of the long-term debt based upon prevailing interest rates available to the Partnership at December 31, 1997 and 1996 is disclosed below.

  Fair value as used in SFAS No. 107 -- "Disclosures About Fair Value of Financial Instruments" represents the amount at which the instrument could be exchanged in a current transaction between willing parties.



                               December 31, 1997          December 31, 1996
                            -----------------------   ------------------------
                            Carrying     Estimated    Carrying      Estimated
                              Value        Fair         Value         Fair
                                           Value                      Value
                            ----------   ----------   ----------    ----------
                                             (in thousands)
       Long-term debt       $ 146,824    $ 158,343    $ 161,920     $ 152,631
       Interest rate
       swap                 $       -    $       -    $       -     $     155

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. Partners' Capital

   At December 31, 1997, Partners' capital consisted of 13,249,200 Common Units held by third parties and 862,000 Common Units held by the General Partner. Together, these 14,111,200 Common Units represent the limited partners' interest and an effective 98% interest in the Partnership. At December 31, 1996 and 1995 there were 13,020,000 Units outstanding. The general partner interest represents an effective 2% interest in the Partnership. On February 14, 1997, the 1,720,000 deferred participation units held by the General Partner were converted to Common Units and 858,000 of these units were sold to a third party. Since the deferred participation units owned by the General Partner are now Common Units, they are no longer separately disclosed. During 1997, the Partnership issued an additional 1,091,200 Common Units.

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

  Incentive distributions allocated to the General Partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. For each of the four quarters of 1996 and the first quarter of 1997, the Partnership's cash distribution of $0.315 per Unit required an incentive distribution of $25,143 to the General Partner. The Partnership's cash distribution of $0.50 per Unit for each of the second and third quarters of 1997 required incentive distributions to the General Partner of $964,600 and $1,045,442, respectively. The increased incentive distribution for the third quarter reflects the issuance of additional Common Units.

  On January 14, 1998, the Partnership declared a cash distribution for the quarterly period ended December 31, 1997, of $0.5625 per Unit. The distribution will be paid on February 17, 1998, to unitholders of record as of January 31, 1998, and will require an incentive distribution to the General Partner of $1,900,667. Since this distribution was declared after the end of the quarter, no amount is shown in the December 31, 1997, balance sheet as a Distribution Payable. For the year ended December 31, 1996, the fourth quarter distribution was declared prior to the end of the period.

8. Concentrations of Credit Risk

  A substantial portion of the Partnership's revenues is derived from transportation services to oil and gas refining and marketing companies in the Midwest. Although this concentration could affect the Partnership's overall exposure to credit risk inasmuch as these customers could be affected by similar economic or other conditions, management believes that the Partnership is exposed to minimal credit risk. The Partnership generally does not require collateral for its receivables.





9.  Related Party Transactions

  Revenues and Expenses

  Revenues for the years ended December 31, 1996 and 1995 include transportation charges and product sales to an Enron subsidiary, Enron Gas Liquids, Inc., of $7.7 million and $5.9 million, respectively. Another Enron subsidiary, Enron Gas Processing Company ("EGP"), provided services in connection with a gas processing agreement with Mobil as well as storage and other services to the Partnership and charged $6.6 million and $2.7 million for the years ended December 31, 1996 and 1995, respectively. Management believes that these charges were reasonable. As a result of

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


KMI's acquisition of all of the common stock of the General Partner, Enron and its affiliates are no longer affiliates of the Partnership.

  The Partnership leases approximately 17 MBbls/d of North System capacity to Heartland Pipeline Company ("Heartland") under a lease agreement which will expire in 2010. Revenues earned from Heartland for the lease rights were approximately $0.9 million for each of the years ended December 31, 1997, 1996 and 1995.

  General and Administrative Expenses

  Prior to the sale of the General Partner, Enron and its affiliates were reimbursed for certain corporate staff and support services rendered to the General Partner in managing and operating the Partnership pursuant to the terms of the Omnibus Agreement which was executed among Enron, the Partnership and the General Partner at the time of formation of the Partnership. For the years ended December 31, 1996 and 1995 the amounts reimbursed to Enron were $5.8 million and $5.5 million, respectively.

  Partnership Distributions

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

  At December 31, 1997, the General Partner owned 862,000 Common Units, representing approximately 6.1% of the Common Units. The partnership agreements governing the operation of the Partnership and the operating partnerships require the partnerships to distribute 100% of the "Available Cash" (as defined in the partnership agreements) to the Partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available Cash consists generally of all cash receipts of the partnerships less all of their cash disbursements and net additions to reserves.

  In general, Available Cash for each quarter is distributed, first, 98% to the Limited Partners and 2% to the General Partner until the Limited Partners have received a total of $0.3025 per Unit for such quarter, second, 85% to the Limited Partners and 15% to the General Partner until the Limited Partners have received a total of $0.3575 per Unit for such quarter, third, 75% to the Limited Partners and 25% to the General Partner until the Limited Partners have received a total of $0.4675 per Unit for such quarter, and fourth, thereafter 50% to the Limited Partners and 50% to the General Partner. Incentive distributions are generally defined as all cash distributions paid or payable to the General Partner that are in excess of 2% of the aggregate amount of cash being distributed. The General Partner's incentive distributions for the years ended December 31, 1997, 1996, and 1995 were $3,935,852, $100,571, and $100,571, respectively.

  Odessa Lateral

  During 1996, the Odessa lateral was constructed to connect the South Cowden Unit flood project to the Central Basin Pipeline. The lateral is owned by Morgan Associates, Inc. ("MAI"), which is owned by William V. Morgan (Vice Chairman of the General Partner). The lateral was constructed at a cost of $1.35 million, which amount has been paid by MAI. MAI and the Partnership entered into an Operating & Maintenance Agreement which provides for operation and maintenance of the lateral by the Partnership and a Transportation Agreement which allows the Partnership to ship specified quantities of CO2 and requires the Partnership to ship certain minimum quantities of CO2 on the lateral. The agreements are coterminous and expire in 2016. For the years ended December 31, 1997 and 1996,

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the  Partnership  charged  MAI  $75,000  and  $31,250,  respectively,  under the
Operating  &   Maintenance   Agreement  and  paid  MAI  $496,005  and  $194,648,
respectively, under the Transportation Agreement.

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

  Under a joint tariff agreement, the Partnership's North System is obligated to pay minimum tariff revenues of approximately $2.3 million per contract year to an unaffiliated pipeline company subject to certain adjustments. This agreement expires June 30, 2001, but provides for two five-year extensions at the option of the Partnership. Subsequent to December 31, 1997, the Partnership renegotiated this contract.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  The Partnership has entered into certain operating leases. Including probable elections to exercise renewal options, the leases have remaining terms ranging from eight to forty-six years. Future commitments related to these leases at December 31, 1997 are as follows (in thousands):

                         1998                  $    516
                         1999                       530
                         2000                       545
                         2001                       561
                         2002                       575
                       Thereafter                10,928
                                                -------
                       Total minimum payments  $ 13,655
                                                =======

  Total lease expenses, including related variable charges, incurred for the years ended December 31, 1997, 1996, and 1995 were $1.3 million, $1.5 million and $1.4 million, respectively.

11.  Reportable Segments

  The Partnership has three reportable business segments: liquids pipelines; coal transfer, storage, and services; and gas processing and fractionation. The liquids pipelines segment transports natural gas liquids ("NGLs"), refined petroleum products, and carbon dioxide ("CO2") and includes the operations of the North System, Cypress Pipeline, and Central Basin Pipeline. The coal transfer, storage, and services segment transports, stores, and markets coal by the use of two coal terminal facilities (Cora Terminal and Grand Rivers Terminal) and an energy services business unit (Red Lightning Energy Services). The gas processing and fractionation segment includes the Partnership's 25% indirect interest in a NGL fractionation facility and lease income realized from an operating lease agreement at the Partnership's Painter Plant facilities.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies (See Note 2). The Partnership evaluates performance based on each segments' earnings, which excludes general and administrative expenses, third-party debt costs, non-affiliated interest income, and minority interest. The Partnership's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment involves different products and marketing strategies.

                                     Coal Transfer,  Gas Processing    Total
          1997             Liquids   Storage, and        and         Segments
                          Pipelines     Services     Fractionation
                         ---------------------------------------------------------

Revenues                    $53,511       $18,155         $2,266      $73,932
                         ---------------------------------------------------------

Operating income            $23,244       $10,709          $(855)     $33,098
Equity in earnings of
partnerships                    715             -          5,009        5,724
Other                          (75)            (1)        (1,296)      (1,372)
Income tax                       -              -            740          740
benefit/(expense)
                         ---------------------------------------------------------
     Segment earnings       $23,884       $10,708         $3,598      $38,190 <F1>
                         ---------------------------------------------------------
Assets at December 31      $209,820       $54,157        $38,021     $301,998 <F2>
Depreciation and             $8,069        $1,058           $940      $10,067
amortization
Capital expenditures         $4,253       $22,612            $57      $26,922
                         ---------------------------------------------------------

          1996

Revenues                    $54,036        $8,059         $9,155      $71,250
                         ---------------------------------------------------------



              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Operating income            $21,208          $4,401           $596     $26,205
Equity in earnings of
partnerships                    707               -          4,968       5,675
Other                           156              21          2,449       2,626 <F3>
Income tax                        -               -         (1,343)     (1,343)
benefit/(expense)
                         ---------------------------------------------------------
Segment earnings            $22,071          $4,422         $6,670     $33,163 (1)
                         ---------------------------------------------------------
Assets at December 31      $216,986         $28,736        $42,276    $287,998 (2)
Depreciation and
amortization                 $7,558          $1,366           $984      $9,908
Capital expenditures         $7,673            $606           $296      $8,575
                         ---------------------------------------------------------


          1995

                         ---------------------------------------------------------
Revenues                    $46,940          $8,398         $8,966     $64,304
                         ---------------------------------------------------------

Operating income            $18,147          $5,015         $3,715     $26,877
Equity in earnings of
partnerships                    547               -          5,208       5,755
Other                           430              26            175         631
Income tax                        -               -         (1,432)     (1,432)
benefit/(expense)
                         ---------------------------------------------------------
Segment earnings            $19,124          $5,041         $7,666     $31,831 (1)
                         ---------------------------------------------------------
Assets at December 31      $214,846         $29,202        $43,995    $288,043 (2)
Depreciation and             $7,267          $1,332           $949      $9,548
amortization
Capital expenditures         $7,342            $148           $336      $7,826
                         ---------------------------------------------------------

<F1> The following reconciles segment earnings to net income.

                                         1997     1996     1995
                                     ---------------------------
Segment earnings                      $38,190  $33,163  $31,831
Interest and corporate                (20,453) (21,263) (20,517)
administrative expenses (a)
                                     ---------------------------
Net income                            $17,737  $11,900  $11,314
                                     ---------------------------
(a) Includes interest and debt expense, general and administrative expenses, minority interest expense, and other insignificant items.

<F2> The following reconciles segment assets to consolidated assets.

                                         1997     1996     1995
                                     ---------------------------
Segment assets                       $301,998 $287,998 $288,043
Corporate assets (a)                   10,908   15,605   15,621
                                     ---------------------------
Total Assets                         $312,906 $303,603 $303,664
                                     ---------------------------
(a) Includes cash, cash equivalents, and other insignificant assets.

<F3> Gas Processing  and  Fractionation  segment  includes a gain of $2.5 million from early termination of a gas processing contract.

  Although the Partnership's 1997 revenues were derived from a wide customer base, revenues from one customer of the Partnership's liquids pipelines and gas processing and fractionation segments represents approximately $8.8 million (11.9%) of total revenues. For the year ended December 31, 1996, revenues from two customers of the Partnership's liquids pipelines and gas processing and fractionation segments represented approximately $8.9 million (12.4%) and $7.4 million (10.4%), respectively, of total revenues. For the year ended December 31, 1995, revenues from one

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


customer of the Partnership's gas processing and fractionation segment represented approximately $6.6 million (10.2%) of total revenues, and revenues from one customer of the liquids pipelines and gas processing and fractionation segments represented approximately $6.5 million (10.2%) of total revenues.


12.  Subsequent Events

  Santa Fe Acquisition

  On March 6, 1998, the Partnership acquired substantially all of the assets and assumed certain liabilities of Santa Fe Pacific Pipeline Partners, L.P. ("Santa Fe") for approximately 26.6 million Common Units and $84.4 million in cash. At the time of the acquisition, Santa Fe was one of the largest independent refined petroleum products pipelines in the United States serving six Western states with approximately 3,300 miles of common carrier pipeline and thirteen truck loading terminals. The Partnership intends to conduct the acquired operations through SFPP, L.P., a subsidiary partnership which is owned 99.5% by a fourth operating partnership, Kinder Morgan Operating L.P. "D" ("OLP-D").

  Shell CO2 Company

  On March 5, 1998, the Partnership and affiliates of Shell Oil Company formed Shell CO2 Company, Ltd. which will explore, produce, market, and transport CO2 for enhanced oil recovery throughout the continental United States. The Partnership received a 20% limited partner interest in Shell CO2 Company, Ltd. in exchange for contributing the Central Basin Pipeline and approximately $25 million in cash.

13.  Litigation and Other Contingencies

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

  Morris Storage Facility

  The General Partner is a defendant in two proceedings (one by the State of Illinois and one by the Department of Transportation) relating to alleged environmental violations for events relating to a fire that occurred at the Morris storage field in September, 1994. Although no assurance can be given, the Partnership believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Class Action Filings

  Four  purported   class  actions  have  been  filed  in  connection  with  the acquisition by the Partnership of substantially all of the assets of Santa Fe (See Note 12). In February 1998, the parties to the actions entered into a memorandum of understanding that would settle the actions. However, there can be no assurance that the court will approve the memorandum of understanding. The Partnership believes any settlement will not have a material adverse affect on the Partnership's financial position or results of operations.

  Regulatory Matters

  The tariffs charged for interstate common carrier pipeline transportation for the North System and the Cypress Pipeline are subject to rate regulation by the FERC under the Interstate Commerce Act ("ICA"). The ICA requires, among other things, that petroleum products (including NGLs) pipeline rates be just and reasonable and non-discriminatory. Pursuant to FERC Order No. 561, effective January 1, 1995, petroleum pipelines are able to change their rates within prescribed ceiling levels that are tied to an inflation index. FERC Order No. 561-A, affirming and clarifying Order No. 561, expands the circumstances under which petroleum pipelines may employ cost-of-service ratemaking in lieu of the indexing methodology, effective January 1, 1995. For each of the years ended December 31, 1997, 1996, and 1995, the application of the indexing methodology did not significantly affect the Partnership's rates.

14.  Quarterly Financial Data (Unaudited)

                                        Operating                 Net Income
                           Revenues      Income     Net Income     per Unit

                                     (In thousands, except per unit amounts)

1997
   First Quarter          $19,132        $5,927       $3,428        $0.26
   Second Quarter          16,036         4,800        2,866         0.15
   Third Quarter           17,385         5,315        3,754         0.20
   Fourth Quarter          21,379         8,189        7,689         0.41


1996
   First Quarter          $18,431        $5,124       $2,810        $0.21
   Second Quarter          14,668         2,860        1,353         0.10
   Third Quarter           14,422         1,948        2,346         0.18
   Fourth Quarter          23,729         7,141        5,391         0.41

1995
   First Quarter          $15,708        $5,846       $3,996        $0.30
   Second Quarter          12,322         2,852        1,615         0.12
   Third Quarter           15,215         2,830          978         0.07
   Fourth Quarter          21,059         6,607        4,725         0.36

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners of
Mont Belvieu Associates






In our opinion, the accompanying balance sheet and the related statements of income , of cash flows, and of partners' capital present fairly, in all material respects, the financial position of Mont Belvieu Associates, a Texas general partnership, (the Partnership) at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.






/s/ Price Waterhouse LLP
Price Waterhouse LLP
Houston, Texas
March 6, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS








To the Partners of Mont Belvieu Associates:

We have audited the accompanying balance sheet of Mont Belvieu Associates, a Texas general partnership, (the Partnership) as of December 31, 1996, and the related statements of income, cash flows and partners' capital for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mont Belvieu Associates as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                            /s/ Arthur Andersen LLP
                                            ARTHUR  ANDERSEN  LLP


Houston, Texas
February 21, 1997

                             MONT BELVIEU ASSOCIATES
                               STATEMENT OF INCOME
                                 (In thousands)


                                           Year Ended December 31,
                                         1997       1996       1995

Revenues                              $33,646    $26,954    $25,795

Costs and expenses
      Operations and maintenance       19,350     14,302     13,361
      Depreciation                      1,934      1,424      1,293
      Taxes, other than income taxes    1,025        634        517
      Other                                 9          -          4
                                   ---------- ----------  ---------
                                       22,318     16,360     15,175

Operating income                       11,328     10,594     10,620

Other income (expense)
      Interest expense                   (891)       (92)      (125)
      Other                               175        105        329
                                   ---------- ---------- ----------
                                         (716)        13        204
                                   ---------- ---------- ----------

Net income                            $10,612    $10,607    $10,824
                                      =======    =======    =======




















   The accompanying notes are an integral part of these financial statements.

                             MONT BELVIEU ASSOCIATES
                                  BALANCE SHEET
                                 (In thousands)


                                                  December 31,
                                              1997         1996
ASSETS

Current assets
   Cash and cash equivalents                  $338           $2
   Accounts receivable
     Due from partners                           -        1,542
     Trade                                   4,357        3,510
   Advances to fractionator                  1,430        1,448
                                             -----        -----
                                             6,125        6,502

Property, plant and equipment, at cost      70,351       68,609
   Less accumulated depreciation            24,577       22,643
                                            45,774       45,966
Deferred charges and other assets               79            -
                                         ---------  -----------

TOTAL ASSETS                               $51,978      $52,468
                                           =======      =======

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
   Accounts payable due to fractionator  $        -     $   282
   Current portion of long-term debt          3,232       2,996
   Accrued taxes other than income              915         536
   Deferred revenues                            332         732
                                            -------     -------
                                              4,479       4,546

Long-term debt (Note 3)                      11,790      15,022
                                             ------      ------

Partners' capital                            35,709      32,900
                                             ------      ------

TOTAL LIABILITIES AND PARTNERS' CAPITAL     $51,978     $52,468








   The accompanying notes are an integral part of these financial statements.

                             MONT BELVIEU ASSOCIATES
                             STATEMENT OF CASH FLOWS
                                 (In thousands)


                                              Year Ended December 31,
                                           1997        1996        1995

Cash flows from operating activities
Reconciliation of net income to net
 cash provided by operating activities
     Net income                         $10,612      $10,607    $10,824
     Depreciation and amortization        1,934        1,424      1,297
     Changes in components of working
      capital
       Advances to fractionator              18         (230)        92
       Accounts receivable                  695        1,804     (1,745)
       Accounts payable due to
        fractionator                       (282)      (2,426)     1,161
       Accrued taxes other than income      379            -         (1)
     Other, net                            (479)         732     (1,423)
                                        -------     --------    -------
Net cash provided by operating
activities                               12,877       11,911     10,205

Cash flows from investing activities
     Additions to property, plant
     and equipment                       (1,742)     (11,684)    (2,089)
Net cash used in investing activities    (1,742)     (11,684)    (2,089)

Cash flows from financing activities
     Contributions from partners          6,755          871      1,652
     Issuance of long-term debt               -       17,000        436
     Repayment of long-term debt         (2,996)        (399)      (166)
     Cash distributions                 (14,558)     (14,308)   (10,036)
     Distribution of Equity Loan
          to Enterprise                       -       (3,400)         -
Net cash used in financing activities   (10,799)        (236)    (8,114)


Increase (decrease) in cash and cash
 equivalents                                336           (9)         2
Cash and cash equivalents, beginning of
period                                        2           11          9
                                       --------     --------   --------
Cash and cash equivalents, end of
period                                     $338          $ 2        $11
                                           ====          ===        ===

----------------------------------------------------------------------------

Supplemental disclosures of cash
flow information
     Cash paid during the year
     for interest (including
     capitalized interest)               $1,185        $333       $125

----------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

                             MONT BELVIEU ASSOCIATES
                         STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)



                                                                Total
                                                Enterprise    Partners'
                                         KMNGL  Products Co.   Capital

Partners' capital at December 31, 1994  $18,345   $18,345    $36,690

Contributions                               826       826      1,652

Net income                                5,412     5,412     10,824

Distributions                            (5,018)   (5,018)   (10,036)
                                         -------   -------   -------

Partners' capital at December 31, 1995   19,565    19,565     39,130

Contributions                               435       436        871

Net income                                5,304     5,303     10,607

Distributions                            (7,154)   (7,154)   (14,308)

Distributions for equity loa                 --    (3,400)    (3,400)
                                         -------  --------   --------

Partners' Capital at December 31, 1996   18,150    14,750     32,900

Contributions                             3,107     3,648      6,755

Net income                                5,306     5,306     10,612

Distributions                            (7,279)   (7,279)   (14,558)
                                         -------   -------   --------

Partners' Capital at December 31, 1997  $19,284   $16,425    $35,709
                                        ========  =======    =======




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

    Property, Plant and Equipment

    Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over 30 years, which approximates the estimated economic and physical life of the assets.

    Revenue Recognition

    Revenues are recognized based on actual barrels fractionated.

    Income Taxes

    MBA is not a taxable entity for federal income tax purposes. As such, no federal income tax will be paid by MBA. Each partner will be required to report on its tax return its allocable share of the taxable income or loss of MBA.

3.  Long-Term Debt

    At December 31, 1997, MBA has outstanding a $0.6 million note payable to Enterprise for expansion projects. The original principal balance of $1.6 million is due in 48 equal monthly payments with the final payment being made in September 1999. Interest on the note is equal to the Eurodollar rate plus 1.75%. During 1997, the weighted-average interest rate on this note was 7.31%. The note is secured by MBA's partnership interest in the Fractionator.

                             MONT BELVIEU ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS


    In addition, at December 31, 1997, MBA has outstanding a $14.4 million promissory note which bears interest equal to the London Interbank Offered Rate ("LIBOR") plus a margin of .75% per annum. The original principal balance of $17 million is payable in equal monthly installments, except for the final payment due December 31, 2001, based on a six year amortization schedule which commenced February 14, 1997. The loan is non-recourse to the partners and is secured by the borrower's rights under the Operating Agreement between the joint owners.

   Maturities of debt as of December 31, 1997 were as follows (in thousands):
          1998                     $3,232
          1999                      3,054
          2000                      2,833
          2001                      5,903
          Thereafter                    -

4.   Related  Party   Transactions  and   Concentration  of Credit Risk

     Generally, each partner of the Fractionator has the right to deliver natural gas liquids up to its proportionate share of fractionator capacity. Approximately 77% of revenues were earned from the partners of the Fractionator in 1997. All billings are passed from the Fractionator to MBA for its applicable portion. In turn, MBA bills each of its partners. All of MBA's revenues are derived from fractionation services to customers in the Gulf Coast area. This concentration could impact MBA's exposure to credit risk inasmuch as these customers could be affected by similar economic or other conditions. However, management believes that MBA is exposed to minimal credit risk. MBA generally does not require collateral for its receivables.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1998.

                            KINDER MORGAN ENERGY PARTNERS, L.P.
                            (A Delaware Limited Partnership)
                            By: KINDER MORGAN G.P., INC.
                                as General Partner


                            By: /s/ Thomas B. King
                                Thomas B. King, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

   Signature                      Title                             Date

/s/ Richard D. Kinder        Director, Chairman, and           March 31, 1998
Richard D. Kinder            Chief Executive Officer
                             (Principal Executive Officer)

/s/ William V. Morgan        Director and Vice Chairman        March 31, 1998
William V. Morgan

/s/ Alan L. Atterbury        Director                          March 31, 1998
Alan L. Atterbury

/s/ Edward O. Gaylord        Director                          March 31, 1998
Edward O. Gaylord

/s/ Thomas B. King           Director, President, and
Thomas B. King               Chief Operating Officer           March 31, 1998

/s/ David G. Dehaemers, Jr.  Vice President, Treasurer, and
David G. Dehaemers, Jr.      Chief Financial Officer           March 31, 1998
                             (Principal Financial and
                             Accounting Officer)