Form 10-Q
period 1998-03-31
KINDER MORGAN ENERGY PARTNERS L P
filed 1998-05-15
CIK 888228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q





       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998



                         Commission File Number 1-11234
                       KINDER MORGAN ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


                     Delaware                       76-0380342
           -------------------------------     -------------------------------
           (State or other jurisdiction of     (I.R.S. Employer Identification
           incorporation or organization)                  Number)


                1301 McKinney St.
                   Suite 3450
                 Houston, Texas                       77010
           -------------------------------    -------------------------------
           Address of principal executive           (Zip Code)
                     offices



                                 (713) 844-9500
               ---------------------------------------------------
              (Registrant's telephone number, including area code)







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


    The Registrant had 40,727,126 Common Units outstanding at May 8, 1998.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES


                                TABLE OF CONTENTS





                                                                        Page No.



PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements (Unaudited)


Consolidated Statement of Income - Three
              Months Ended March 31, 1998 and 1997                    3
            Consolidated Balance Sheet - March 31, 1998
              and December 31, 1997                                   4
            Consolidated Statement of Cash Flows - Three
              Months Ended March 31, 1998 and 1997                    5
            Notes to Consolidated Financial Statements (Unaudited)    6

   ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations          11

   ITEM 3.  Quantitative and Qualitative Disclosures about
              Market Risk                                            15

PART II. OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                        17

   ITEM 4.  Submission of Matters to a Vote of Security Holders      17

   ITEM 5.  Other Information                                        17

   ITEM 6.  Exhibits and Reports on Form 8-K                         17

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (In Thousands Except Per Unit Amounts)
                                   (Unaudited)
                                                           Three Months Ended
                                                                  March 31,
                                                             1998         1997
                                                        ----------------------
Revenues                                              $    36,741  $    19,132

Costs and
Expenses
      Cost of products sold
                                                              853        2,161
      Operations and
      maintenance                                           6,360        3,817
      Fuel and
      power                                                 3,145        1,705
      Depreciation and
      amortization                                          4,719        2,555
      General and
      administrative                                        5,094        2,045
      Taxes, other than
      income taxes                                          1,479          922
                                                        ----------   ----------
                                                           21,650       13,205
                                                        ----------   ----------
Operating
Income                                                     15,091        5,927

Other Income
(Expense)
      Equity in earnings of
      partnerships                                          5,282          839
      Interest
      expense                                              (5,903)      (3,283)
      Interest income and
      Other, net                                             (444)         155
Minority
Interest                                                      (62)         (35)
                                                        ----------   ----------
Income Before IncomeTaxes
and Extraordinary charge                                   13,964        3,603

Income Tax
Expense                                                         -          175

Income Before Extraordinary
charge                                                     13,964        3,428

Extraordinary charge on
early extinguishment of debt                              (13,611)           -

                                                        ==========   ==========
Net Income                                            $       353  $     4,428
                                                        ==========   ==========
Calculation of Limited Partners' Interest:

      Net Income before                               $    13,964  $     3,428
      extraordinary charge
                Less: General
                Partner's Interest in                      (2,865)         (59)
                Net Income
                                                        ----------   ----------
                Limited Partners' Net Income
                before extraordinary charge                11,099        3,369
                Less : Extraordinary charge
                on early extinguishment of                (13,611)           -
                debt
                                                        ----------   ----------
                Limited Partners' Net Income (Loss)   $    (2,512) $     3,369
                                                        ==========   ==========
Net Income per Unit before extraordinary charge       $      .052  $      0.26
                                                        ==========   ==========
Net Income (Loss) per Unit                            $     (0.12) $      0.26
                                                        ==========   ==========

Number of Units used in Computation                        21,505       13,020
                                                        ==========   ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)

                                                        March 31,   December 31,
                                                          1998         1997
                                                      -------------------------

ASSETS
Current Assets
      Cash and cash equivalents                       $    57,306    $   9,612
      Accounts receivable (net of allowance for            39,441        8,569
         doubtful accounts of $5,400 for 1998)

      Inventories
                   Products                                 2,983        1,901
                   Materials                                2,420        1,710
                   and supplies
                                                        ----------   ----------
                                                          102,150       21,792
                                                        ----------   ----------

Property, Plant and Equipment, at cost                  1,705,095      290,620
      Less accumulated depreciation                        40,881       45,653
                                                        ----------   ----------
                                                        1,664,214      244,967
                                                        ----------   ----------

Investments in Partnerships                               120,199       31,711
                                                        ----------   ----------

Deferred Charges and Other Assets                          24,614       14,436
                                                        ==========   ==========
TOTAL ASSETS                                          $ 1,911,177   $  312,906
                                                        ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
      Accounts payable                                     17,139        4,930
      Accrued liabilities                                  38,224        3,585
      Accrued benefits                                     17,668            -
      Accrued taxes                                         4,892        2,861
                                                        ----------   ----------
                                                           77,923       11,376
                                                        ----------   ----------

Long-Term Liabilities and Deferred Credits
      Long-term debt                                      636,652      146,824
      Other                                                96,732        2,997
                                                        ----------   ----------
                                                          733,384      149,821
                                                        ----------   ----------

Minority Interest                                          16,234        1,485
                                                        ----------   ----------
Partners' Capital
      Common Units                                      1,079,370      146,840
      General Partner                                       4,266        3,384
                                                        ----------   ----------
                                                        1,083,636      150,224
                                                        ----------   ----------
TOTAL LIABILITIES AND PARTNES' CAPITAL                $ 1,911,177    $ 312,906
                                                        ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)
                                                             Three Months Ended
                                                                   March 31,
                                                              1998         1997
                                                         ----------------------
Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by  operating activities
      Net income                                       $       353   $    3,428
      Extraordinary charge on
      early extinguishment of debt                          13,611         -
      Depreciation and amortization                          4,719        2,555
      Equity in earnings of
      partnerships                                          (5,282)        (839)
      Distributions from investments in partnerships         1,298        1,545
      Changes in components of working capital               5,600        2,219
      Other, net                                             1,164         (737)
                                                         ----------   ---------
Net Cash Provided by Operating Activities                   21,463        8,171
                                                         ----------   ---------
Cash Flows From Investing Activities
      Acquisitions of assets                               (61,784)        -
      Additions to property, plant and equipment            (4,359)        (713)
      Sale of property, plant and equipment                     19         -
      Contributions to partnership investments             (25,213)      (1,293)
                                                         ----------   ---------
Net Cash Used in Investing Activities                      (91,337)      (2,006)
                                                         ----------   ---------
Cash Flows From Financing Activities
      Issuance of long-term debt                           265,020       14,600
      Payment of long-term debt                           (130,800)     (14,597)
      Cost of refinancing
      long-term debt                                       (16,257)        -
      Increase in short-term debt                             -             139
      Contributions from General Partner's
      Minority Interest                                      9,624         -
      Distributions to partners
              Common Units                                  (7,937)      (4,101)
              General Partner                               (1,981)         (67)
              Minority interest                               (101)         (42)
                                                         ----------   ---------
Net Cash Provided by (Used In) Financing Activities        117,568       (4,068)
                                                         ----------   ---------
Increase in Cash and Cash
Equivalents                                                 47,694        2,097
Cash and Cash Equivalents,
Beginning of Period                                          9,612       14,299
                                                         ==========   =========
Cash and Cash Equivalents, End of Period               $    57,306   $   16,396
                                                         ==========   =========
Noncash Investing and Financing Activities
      Contribution of net property, plant,
      and equipment to partnership investment          $    56,563
      Pacific Operations assets acquired
      by the issuance of Common Units                  $   943,202
      Pacific Operations assets acquired
      by the assumption of liabilities                 $   512,706

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

       KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1.  General

      The unaudited consolidated financial statements included herein have been prepared by Kinder Morgan Energy Partners, L.P. (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 ("Form 10-K").

      The Limited Partners' Net Income per Unit was computed by dividing the Limited Partners' interest in Net Income before and after the extraordinary charge on early extinguishment of debt by the weighted average number of Common Units outstanding during the period.

      Certain reclassifications have been made to the consolidated financial statements for the prior period to conform with the current presentation.

2. Acquisitions

      Santa Fe

      Kinder Morgan Operating L.P. "D" (OLP-D), a Delaware limited partnership, acquired on March 6, 1998, 99.5% of SFPP, L.P. ("SFPP"), the operating partnership of Santa Fe Pacific Pipeline Partners, L.P. ("Santa Fe"). The transaction was accounted for under the purchase method of accounting and was valued at more than $1.4 billion inclusive of liabilities assumed. The Partnership acquired the interest of Santa Fe's common unit holders in SFPP in exchange for approximately 26.6 million Common Units (1.39 Common Units of the Partnership for each Santa Fe common unit). The Partnership paid $84.4 million to Santa Fe Pacific Pipelines, Inc. (the "SF General Partner") in exchange for the general partner interest in Santa Fe. The $84.4 million was borrowed under the Loan Facility (see Note 5). Also on March 6, 1998, SFPP redeemed from the SF General Partner a .5% interest in SFPP for $5.8 million. The redemption was paid from SFPP's cash reserves. After the redemption, the SF General Partner continues to own a .5% special limited partner interest in SFPP.

      Assets acquired in this transaction comprise the Partnership's Pacific Operations which include over 3,300 miles of pipeline and thirteen owned and operated terminals.

      Shell CO2 Company

     On March 5, 1998, the Partnership and affiliates of Shell Oil Company ("Shell") agreed to combine their CO2 activities and assets into a partnership, Shell CO2 Company, Ltd.("Shell CO2 Company"), to be operated by a Shell affiliate. The Partnership acquired, through a newly created limited liability company, a 20% interest in Shell CO2 Company in exchange for contributing the Central Basin Pipeline and approximately $25 million in cash. The $25 million was borrowed under the Loan Facility (see Note 5). Shell contributed its approximate 45% interest in the McElmo Dome CO2 reserves, and its 11% interest in the Bravo Dome CO2 reserve, its indirect 50% interest in the Cortez pipeline, and its indirect 13% interest in the Bravo pipeline and other related assets in exchange for an 80% interest in Shell CO2 Company. The Cortez and Bravo pipelines connect CO2 reserves in the McElmo and Bravo Domes principally to Denver City, Texas, where they interconnect with the Central Basin Pipeline, among others.

     Unaudited Proforma Combined Summarized Income Statement information for the three months ended March 31, 1998 and March 31, 1997 has been prepared assuming the acquisition of Santa Fe had been consummated on January 1, 1998 and January 1, 1997, respectively, and is presented below in thousands, except for per Unit amounts.

                                                                 Pro Forma
                                                            Three Months Ended
                                                                  March 31,
                                                               1998       1997
      Income Statement                                      -------    -------
                Revenues                                    $75,988    $75,222
        Operating Income                                    $30,231    $30,719
        Net Income before extraordinary charge              $23,105    $12,855
        Net Income                                          $ 9,494    $12,855
        Net Income Per Unit before extraordinary charge       $0.43       $.32
        Net Income per Unit                                   $0.10       $.32


3.  Litigation

      FERC Proceedings

      Prior to the Partnership's acquisition of SFPP, several complaints had been filed with the Federal Energy Regulatory Commission (FERC) challenging SFPP's rates for the East Line, West Line, Sepulveda Line, and the Watson station. An initial decision by the FERC Administrative Law Judge was issued on September 25, 1997 (the "Initial Decision"). The Initial Decision upheld SFPP's position that "changed circumstances" were not shown to exist on the West Line, thereby retaining the just and reasonable status of all West Line rates that were "grandfathered" under the Energy Policy Act of 1992. In addition, the Initial Decision determined that SFPP's East Line rates were not grandfathered under the Energy Policy Act and also included rulings that were generally adverse to SFPP regarding certain cost of service issues.

      If the Initial Decision is affirmed in current form by the FERC, the Partnership estimates that the total reparations and interest that would be payable approximate the $30 million in reserves that have been recorded as of December 31, 1997. The Partnership also estimates that the Initial Decision, in its current form, and if also applied to the Sepulveda Line rates would reduce prospective revenues by approximately $8 million annually. Under the rulings in the Initial Decision, reparations and interest would continue to accrue at approximately $8 million per annum until new rates become effective prospectively.

      California Public Utilities Commission Proceeding

      A complaint was filed on April 7, 1997 with the California Public Utilities Commission challenging rates charged by SFPP for intrastate transportation of refined petroleum products. SFPP filed responsive testimony defending the justness and reasonableness of its rates. The rebuttal testimony, hearings before the Administrative Law Judge, and oral arguments have been completed as of March 1998. A decision from the Commission is expected in the third quarter of 1998.

      Environmental

     SFPP, along with several other respondents, has been involved in one cleanup ordered by the United States Environmental Protection Agency ("EPA") related to ground water contamination in the vicinity of SFPP's storage facilities and truck loading terminals at Sparks, Nevada. The EPA approved the respondent's remediation plan which began in 1995. In addition, SFPP is presently involved in 18 ground water hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board and two other state agencies. SFPP is involved in environmental cleanup efforts at sights not governed by administrative orders. SFPP is also involved in environmental proceedings related to ground water and soil contamination in Elmira, California.

      The General Partner is a defendant in two proceedings (one by the State of Illinois and one by the Department of Transportation) relating to alleged environmental and safety violations for events relating to a fire that occurred at the Morris storage field in September 1994.

      Although no assurance can be given, the Partnership believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.

     The Partnership has recorded reserves for environmental costs which reflect the estimated cost of completing all remediation projects presently known to be required either by government mandate or in the ordinary course of business. Based upon the information presently available, it is the opinion of management that the Partnership's environmental costs, to the extent they exceed recorded liabilities, will not have a material adverse effect on the Partnership's financial condition, liquidity or ability to maintain its quarterly cash distributons at the current level.

Other

     Under a settlement agreement of previous litigation matters between SFPP and El Paso Refinery L.P. ("El Paso")and its general partner, SFPP is obligated to pay a final payment of $8 million. Such amount is included in accrued liabilities as of March 31, 1998.

      The Partnership and SFPP, in the ordinary course of business, are defendants in various lawsuits relating to the Partnership's assets. Although no assurance can be given, the Partnership believes, based on its experience to date, that the ultimate resolution of such items will not have a material impact on its financial position or results of operations.

      For  more  detailed  information  regarding   litigation,   refer  to  the
Partnership's Form 10-K, Item 3, Legal Proceedings.

4.  Distributions

      On February 17, 1998, the Partnership paid a cash distribution for the quarterly period ended December 31, 1997, of $0.5625 per Unit. The distribution was declared on January 14, 1998, payable to unitholders of record as of January 31, 1998.

      On April 21, 1998, the Partnership declared a cash distribution for the quarterly period ended March 31, 1998, of $0.5625 per Unit. The distribution will be paid on May 15, 1998, to unitholders of record as of April 30, 1998.

5. Long-Term Debt

      In February 1998, the Partnership entered into a $325 million revolving credit facility (Loan Facility) expiring in February 2005. The Loan Facility has an outstanding balance of $269 million at March 31, 1998 and provides for principal payments equal to the amount by which the outstanding balance is in excess of the amount available, which reduces quarterly commencing in May 2000. The Loan Facility also provides, at the Partnership's option, a floating interest rate equal to either the administrative agent's base rate (but not less than the Federal Funds Rate plus .5% per year) or LIBOR plus a margin ranging from .75% to 1.5% per year based on the Partnership's ratio of funded indebtedness to cash flow, as defined in the Loan Facility. The Loan Facility contains certain restrictive covenants including, but not limited to, the incurrence of additional indebtedness, making investments and making cash distributions other than quarterly distributions from available cash as provided by the Partnership Agreement. The Partnership used the proceeds from the Loan Facility to refinance the existing first mortgage notes, including a prepayment premium, to fund the cash investment in Shell CO2 (note 2) and to fund the acquisition of the general partner interest in Santa Fe (note 2). The prepayment premium and the write-off of the associated unamortized debt issue costs are reflected as an extraordinary charge in the accompanying condensed consolidated statement of income.

      SFPP's long-term debt consists of its Series E and Series F first mortgage notes and a bank credit facility. At March 31, 1998, the outstanding balance under the Series E notes, Series F notes, and bank credit facility was $32.5 million, $244.0 million and $78.5 million, respectively. The annual interest rate on the Series E and Series F notes is 10.25% and 10.70%, respectively, the maturity is December 1998 and December 2004, respectively, and interest is payable semiannually in June and December. The Partnership intends to refinance the Series E notes on a long-term basis upon their maturity and therefore, has included them in long-term debt. The Series F notes are payable in annual installments of $31.5 million in 1999, $32.5 million in 2000, $39.5 million in 2001 and $42.5 million in 2002. The first mortgage notes may also be prepaid beginning in 1999 in full or in part at a price equal to par plus, in certain circumstances, a premium. The first mortgage notes are secured by mortgages on substantially all of the properties of SFPP (the Mortgaged Property). The notes contain certain covenants limiting the amount of additional debt or equity that may be issued and limiting the amount of cash distributions, investments and property dispositions. The bank credit facility provides for borrowings of up to $175 million due in August 2000 and interest, at a short-term Eurodollar rate, payable quarterly. Borrowings ($78.5 million at March 31, 1998) under this facility are also secured by the Mortgaged Property and are generally subject to the same terms and conditions as the first mortgage notes.

6. Partners' Capital

      At December 31, 1997 and March 31, 1998, Partners' capital consisted of 13,249,200 and 39,865,126 Common Units, respectively, held by third parties and 862,000 Common Units held by the General Partner. Together, these 14,111,200 Common Units at December 31, 1997 and 40,727,126 Common Units at March 31, 1998 represent the limited partners' interest and an effective 98% economic interest in the Partnership exclusive of the incentive distribution.

      For the purposes of maintaining partner capital accounts, the Partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective interests. Normal allocations according to percentage interests are done only, however, after giving effect to any priority income allocations in an amount equal to incentive distributions allocated 100% to the General Partner.

      Incentive distributions paid to the General Partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. The Partnership's cash distribution of $.5625 per Unit paid on February 17, 1998 for the 1997 fourth quarter required an incentive distribution to the General Partner of $1,900,667. The Partnership's cash distribution of $.315 per Unit for the same period of the prior year required an incentive distribution to the General Partner of $25,143. The increased incentive distribution reflects the increased distribution of $.2475 per Unit and the issuance of an additional 1,091,200 units in the fourth quarter of 1997.

      The Partnership's declared distribution for the first quarter of 1998 of $.5625 per Unit will result in an incentive distribution to the General Partner of $5,485,621. The increase in the incentive distribution over the fourth quarter of 1997 is due to the additional 26,615,926 Units issued on March 6, 1998 as part of the Santa Fe acquisition.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Results of Operations

First Quarter 1998 Compared With First Quarter 1997

      The Partnership's net income before extraordinary charge increased to $13.96 million in 1998 from $3.43 million in 1997. The increase results primarily from earnings attributable to the Pacific Operations, (formerly Santa Fe Pacific Pipeline), which were acquired March 6, 1998. In addition, earnings increased significantly in all the other business segments which include the Mid-Continent Operations, Coal Operations, and Fractionation & Processing.

      The Mid-Continent Operations' earnings increased 25% to $8.13 million in 1998 compared to $6.51 million in 1997. The Mid-Continent Operations consist of the North System, Cypress Pipeline, and CO2 activities. Earnings increased primarily as a result of the CO2 joint venture with affiliates of Shell, effective the first quarter of 1998, and increased ethane volumes due to a 25,000 barrel per day expansion of the Cypress Pipeline in late 1997. The increase was partially offset by lower petrochemical and refinery volumes and a 9% decrease in average tariffs.

      Earnings from the Coal Operations increased 48% to $2.45 million in 1998 compared to $1.66 million in 1997. The increase was primarily due to the marketing of coal and propane products to utilities and industrial customers and the coal terminal acquisition in September 1997.

      The Fractionation and Processing business segment increased 341% to $1.28 million in 1998 compared to $.29 million in 1997. This increase was primarily due to earnings from the partnership's interest in the Mont Belvieu Fractionator which increased due to higher volumes and the elimination of corporate taxes and certain start up costs incurred in 1997 for the 1996 expansion.

      Revenues of the Partnership increased 92% to $36.74 million in 1998 compared to $19.13 million in 1997. Revenues from the Pacific Operations contributed $20.77 million and revenues from the Coal Operations totaled $5.84 million, up 136%. These increased revenues were partially offset by a decrease of $5.40 million in the Mid-Continent Operations. This decrease was primarily a result of lower product sales and lower petrochemical and refinery volumes due to warmer than normal weather. Revenues from the Central Basin Pipeline are not recorded by the Partnership due to its contribution of this pipeline to Shell CO2 Company. The Partnership recorded its share of equity earnings in Shell CO2 Company as Other Income which is included in the Mid-Continent Operations earnings.

      Operating statistics for the first quarter are as follows:

                                                     First Quarter
                                                    1998      1997

      Pacific Operations **
           Delivery Volumes (MMBbls)                29.9       -
           Average Tariff ($/Bbl)                   $.66       -

      Mid-Continent Operations
           Delivery Volumes (MMBbls)                11.8      12.0
           Average Tariff ($/Bbl)                   $.78      $.86

      Coal Operations
           Transport Volumes (MM Tons)               3.0       1.7
           Average Revenues ($/Ton)                $1.28     $1.41




      Earnings contribution by business segment for the first quarter is as follows:


                   Earnings Contribution by Business Segment*
                                   (Unaudited)
                                 (In Thousands)


                                                     First Quarter
                                                    1998      1997



      Pacific Operations **                      $12,865        -

      Mid-Continent Operations                    $8,128    $6,508

      Coal Operations                             $2,450    $1,657

      Fractionation and Processing                $1,281      $290






------------------------------------------------------------------------

      * Excludes general and administrative expenses, debt costs and minority interest.
     ** Pacific Operations were acquired on March 6, 1998.

      Cost of products sold decreased 61% to $.85 million in 1998 compared to $2.16 million in 1997. The decrease was due to fewer purchase/sale contracts for the Mid-Continent Operations which was partially offset by the cost of products for the Coal Operations due to higher volumes.

      Fuel and power expenses increased to $3.15 million in 1998 compared to $1.71 million in 1997. The 84% increase was due primarily to the addition of the Pacific Operations.

      Operating and maintenance expenses, combined with general and administrative expenses, were $11.45 million in 1998. This amount represents a 95% increase from the $5.86 million in 1997. A significant amount of the increase resulted from the newly acquired Pacific Operations and the newly acquired coal terminal which was $4.85 million and $1.27 million, respectively. Higher operating and general and administrative expenses were partially offset by lower expenses from the Fractionation and Processing Operations due to the assignment of the Mobil agreement and the leasing of the Painter facility.

      Depreciation expense increased 84% to $4.72 million in 1998 compared to $2.56 million in 1997. The Pacific Operations accounted for $2.42 million of the increase, which was partially offset by lower depreciation for the Mid-Continent Operations due to the transfer of the Central Basin Pipeline to Shell CO2 Company.

      Taxes other than income increased $.56 million (60%) compared to 1997 primarily due to the addition of the Pacific Operations which was partially offset by the Mid-Continent Operations as a result of the joint venture with Shell.

      Earnings from investments in partnerships increased $4.44 million compared to 1997 primarily due to equity in earnings from Shell CO2 Company and an 80% increase in equity in earnings from the Mont Belvieu Associates.

      Interest Expense increased $2.62 million compared to last year primarily due to the Pacific Operations which accounted for $2.47 million of the increase in interest expense.

      Other income, which includes interest income and other non-operating income and expense, decreased $.6 million in 1998 compared to 1997. The decrease was due to the FERC Rate Case reserve for the Pacific Operations.

Financial Condition

General

      The Partnership's primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, discretionary capital expenditures, and quarterly distributions to partners. In addition to utilizing cash generated from operations, the Partnership could meet its cash requirements through the utilization of credit facilities or by issuing additional limited partner interests in the Partnership. The Partnership expects to fund future cash distributions and sustaining capital expenditures with existing cash and cash flows from operating activities. Expansion capital expenditures are expected to be funded through additional Partnership borrowings.

Cash Used in Operating Activities

     Net cash provided by operating activities was $21.46 million for the first quarter of 1998 versus $8.17 million for the comparable period of 1997. This $13.29 million increase in cash flow from operations was primarily the result of the $10.54 million improvement in earnings before the extraordinary charge on early extinguishment of debt and an increase in working capital and other primarily due to the Pacific Operations.

Cash Used in Investing Activities

      Cash used in investing activities totaled $91.34 million for the first quarter of 1998 compared to $2.01 million for the comparable period in 1997. Approximately $61.78 million of this $89.33 million increase was attributable to the March 6, 1998 acquisition of the Pacific Operations.

     Excluding the effect of assets purchased in the acquisition of the Pacific Operations, additions to property, plant, and equipment, including both sustaining and expansion capital expenditures, were $4.36 million in the first quarter of 1998 compared to $.71 million for the first quarter of 1997. This increase was due to the property additions for the Pacific Operations of $1.86 million since the date of acquisition and $1.29 million of property additions related to the expansion of the Coal Operations.

      Contributions to partnership investments increased by $23.92 million in the first quarter of 1998 compared to the first quarter of 1997. The increase reflects the Partnership's $25 million cash investment in Shell CO2 Company, partially offset by a decrease in capital funding for the Mont Belvieu Fractionator.

Cash Provided from Financing Activities

     Cash provided from financing activities totaled $117.57 million in the first quarter of 1998 compared to cash used in financing activities of $4.07 million in the first quarter of 1997. This increase of $121.64 million was the result of a $250.4 million increase in long-term debt and a $9.62 million increase in capital contributions from the General Partner due to the acquisition of the Pacific Operations and the formation of Shell CO2 Company. The increase in cash provided from financing activities was partially offset by a $116.2 million increase in long-term debt payments due to the refinancing of long-term debt, $16.26 million for the cost of refinancing long-term debt, and an increase in distributions to partners.

      The Partnership's debt instruments generally require the Partnership to maintain a reserve for future debt service obligations. The purpose of the reserve is to lessen differences in the amount of Available Cash from quarter to quarter due to timing of required principal and interest payments (which may only be required on a semi-annual or annual basis) and to provide a source of funds to make such payments.

      First quarter distributions to partners increased to $10.02 million in 1998 compared to $4.21 million in 1997. This increase was attributable to increased distributions paid to Common Unitholders of $.5625 per Common Unit in 1998 compared to $.315 per Common Unit in 1997, the issuance of 26.6 million additional Common Units and increased incentive distributions to the General Partner.

     The Partnership believes that the increase in paid distributions per Unit resulted from favorable operating results in 1998. On May 13, 1998, the Partnership announced an increase in its quarterly distribution from $.5625 to $.60 per Unit, effective with the distribution for the second quarter. The Partnership believes that future operating results will continue to support similar levels of quarterly cash distributions, however, no assurance can be given that future distributions will continue at such levels.

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

      Available Cash of the Partnership generally is distributed 98% to the Limited Partners (including the approximately 2% limited partner interest of the General Partner) and 2% to the General Partner. This general requirement is modified to provide for incentive distributions to be paid to the General Partner in the event that quarterly distributions to unitholders exceed certain specified targets.

      In general, Available Cash for each quarter is distributed, first, 98% to the Limited Partners and 2% to the General Partner until the Limited Partners have received a total of $0.3025 per Unit for such quarter, second, 85% to the limited Partners and 15% to the General Partner until the Limited Partners have received a total of $.3575 per Unit for such quarter, third, 75% to the Limited Partners and 25% to the General Partner until the Limited Partners have received a total of $.4675 per Unit for such quarter, and fourth, thereafter 50% to the Limited Partners and 50% to the General Partner. Incentive distributions are generally defined as all cash distributions that are in excess of 2% of the aggregate amount of cash being distributed. The General Partner's incentive distribution declared by the Partnership for the first quarter of 1998 was $5,485,621.

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

     * changes in the Partnership's tariff rates set by FERC and the California Public Utilities Commission:

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

      *   the condition of the capital markets in the United States.

      See Items 1 and 2 "Business and Properties - Risk Factors" of the Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 31, 1998 for a more detailed description of these and other factors that may affect the forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None.

                           PART II. OTHER INFORMATION

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES







ITEM 1.  Legal Proceedings

     See Part I, Item 1, Note 3 to Consolidated Financial Statements entitled "Litigation" which is incorporated herein by reference.

ITEM 4. Submission of Matters to a Vote of Security Holders

     On March 6, 1998, the Partnership held a Special Meeting of Common Unit Holders to consider and vote upon the Partnership's issuance of Common Units pursuant to a Purchase Agreement, dated as of October 18, 1998, among the Partnership, the General Partner, Santa Fe Pacific Pipeline Partners, L.P., the SF General Partner and SFP Pipeline Holdings, Inc. The Common Unit Holders voted in favor of the proposal at the March 6, 1998 Special Meeting with 9,754,579 Common Units voting in favor of the proposal, 47,846 Common Units against the proposal, and 4,308,775 Common Units abstaining.

ITEM 5.  Other Information

      None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits.

* 2.1 Master Agreement dated as of January 1, 1998 among Shell Western E&P Inc., Shell Western Pipelines Inc., Shell Cortez Pipeline Company, Shell C02, LLC, Shell C02 General LLC, Shell Land & Energy Company, Kinder Morgan Operating L.P. "A" and Kinder Morgan C02 LLC (Exhibit
          2.2 to the Partnership's Current Report on Form 8-K dated March 5, 1998 (the "March 5 1998 Form 8-K"))

* 2.2 First Amended and Restated Agreement of Limited Partnership dated as of March 5, 1998, by and between Shell C02 General LLC, Kinder Morgan C02, LLC and Shell C02 LLC. (Exhibit 2.3 to the March 5, 1998 Form 8-K)

* 2.3 Assumption and Indemnification Agreement dated as of January 1, 1998 among Shell C02 General LLC, Shell Western E&P Inc., Shell Western Pipelines Inc., Shell Cortez Pipeline Company, Shell Land & Energy Company, Kinder Morgan C02 LLC, Kinder Morgan Operating L.P. "A" and Shell C02 Company, Ltd. (Exhibit 2.4 to the March 5 1998 Form 8-K)

*   2.4   Guaranty  and  Indemnification  Agreement  dated as of January 1, 1998 between Shell Western E&P Inc. and Kinder Morgan Energy Partners, L.P. (Exhibit 2.5 to the March 5, 1998 Form 8-K)

*   3.1   Second Amended and Restated Agreement of Limited  Partnership dated as of February 14, 1997 (Exhibit 3.1 to Amendment No. 1 to the Partnership's Registration Statement on Form S-4 (File No.
          333-44519)) Filed February 4, 1998 ("1998 S-4")

* 4.1 Credit Agreement dated February 17, 1998 among Kinder Morgan Energy Partners, L.P., Kinder Morgan Operating L.P. "B", the Subsidiary Guarantors, the Lenders, Goldman Sachs Credit Partners, L.P. and First Union National Bank (Exhibit 4.9 to the Partnership's 1997 Form 10-K)

*   4.2   Pledge  Agreement  dated  February 17, 1998 among Kinder Morgan Energy
          Partners, L.P., the Lenders, Goldman Sachs Credit Partners, L.P. and First Union National Bank (Exhibit 4.10 to 1997 Form 10-K)

*   4.3   Pledge Agreement dated February 17, 1998 among Kinder Morgan Operating
          L.P. "A", the Lenders, Goldman Sachs Credit Partners, L.P. and First Union National Bank (Exhibit 4.11 to 1997 Form 10-K)

*   4.4   Pledge Agreement dated February 17, 1998 among Kinder Morgan Operating
          L.P. "D" the Lenders, Goldman Sachs Credit Partners, L.P. and First Union National Bank (Exhibit 4.12 to 1997 Form 10-K)

* 4.5 Pledge Agreement dated February 17,1998 among Kinder Morgan Natural Gas Liquids Corporation, the Lenders, Goldman Sachs Credit Partners, L.P. and First Union National Bank (Exhibit 4.13 to 1997 Form 10-K)

* 4.6 First Mortgage Note Agreement dated December 8, 1988 among Southern Pacific Pipe Lines Partnership, L.P. (now known as SFPP,L.P.) and the Purchasers listed on Schedule A (a conformed composite of 54 separate agreements, identical except for signatures) (Exhibit 4.2 to Form 10-K for Santa Fe Pacific Pipelines, L.P. for 1988 ("Santa Fe 1988 Form 10-K))

* 4.6.1 Consent and Amendment dated as of December 19, 1997 between the noteholders and SFPP,L.P. (a conformed composite of the separate agreements with each noteholder, identical except for signatures)(Exhibit 4.14.1 to 1997 Form 10-K)

*   4.7    Deed of Trust,  Security Agreement and Fixture Filing, dated December
           8, 1988, between SFPP, L.P., its general partner, Chicago Title Insurance Company and Security Pacific National Bank (Exhibit 4.3 to Santa Fe 1988 Form 10K)

*   4.8   Trust  Agreement dated December 19, 1988,  between SFPP.,  its general partner and Security Pacific National Bank (Exhibit 4.4 to Santa Fe 1988 Form 10K)

* 4.9 Amended and Restated Credit Agreement dated as of August 11, 1997 among SFPP, L.P., Bank of America National Trust and Savings Association, as agent, Texas Commerce Bank National Association, as syndication agent, Bank of Montreal, as documentation agent, BancAmerica Securities, Inc., as arranger, and the lenders that are signatories thereto. As the maximum allowable borrowings under this facility do not exceed 10% of the Registrant's total assets, this instrument is not filed as an exhibit to this

          Report, however, the Registrant hereby agrees to furnish a copy of such instrument to the Securities and Exchange Commission upon request.

*  10.1   Kinder Morgan Energy  Partners,  L.P. Common Unit Option Plan (Exhibit
          10.6 to 1997 Form 10-K)

   27      Financial  Data  Schedule as of and for the three  months ended March
           31, 1998

*    Incorporated by reference.

(b) Reports on Form 8-K.

      Current Report dated March 5, 1998, on Form 8-K, as amended. The acquisition of SFPP,L.P., the operating partnership of Santa Fe Pacific Pipeline Partners, L.P. and the formation of Shell CO2 Company were disclosed in Item 2 of this report. The purchase agreement for the Santa Fe acquisition and the principal documents related to the formation of Shell CO2 Company were filed as Exhibits pursuant to Item 7. The financial statements of Santa Fe Pacific Pipeline Partners, L.P., as of December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997, were included under Item 7. Also disclosed in Item 7 were the pro forma financial statements of the Registrant giving effect to the acquisition of Santa Fe Pacific Pipeline Partners, L.P. and the formation of Shell CO2 Company as of December 31, 1997 and for the year ended December 31, 1997.

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




                               KINDER MORGAN ENERGY PARTNERS, L.P.
                                (A Delaware Limited Partnership)

                               By:  Kinder Morgan G.P., Inc.
                                    as General Partner

Date: May 15, 1998             By:  /s/ David G. Dehaemers, Jr.
                                  -----------------------------
                                    David G. Dehaemers, Jr.
                                    Vice President, Treasurer and
                                    Chief Financial Officer