Form 10-Q
period 1998-06-30
KINDER MORGAN ENERGY PARTNERS L P
filed 1998-08-11
CIK 888228

UNITED STATES SECURITIES AND EXCHANGE PRIVATE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q




       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998



                         Commission File Number 1-11234
                      KINDER MORGAN ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



          Delaware                                76-0380342
     ----------------------------------          ------------------------------
     (State or other jurisdiction of             (I.R.S.Employer Identification
      incorporation or organization)                        Number)


              1301 McKinney St.
                 Suite 3450
               Houston, Texas                               77010
     ----------------------------------           -----------------------------
     (Address of principal executive                        (Zip Code)
                   Offices)


                                 (713) 844-9500
                         -------------------------------
              (Registrant's telephone number, including area code)





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


   The Registrant had 46,730,657 Common Units outstanding at August 10, 1998.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES


                               TABLE OF CONTENTS


                                                                      Page No.
                                                                      --------

PART I. FINANCIAL INFORMATION


     ITEM 1. - Financial Statements (Unaudited)

          Consolidated  Statement  of Income - Three Months and
          Six Months Ended June 30, 1998 and 1997                          3

          Consolidated Balance Sheet - June 30, 1998 and
          December 31, 1997                                                4

          Consolidated Statement of Cash Flows - Six Months
          Ended June 30, 1998 and 1997                                     5

          Notes to Consolidated Financial Statements                       6


     ITEM 2. - Management's Discussion and Analysis of
               Financial Condition and Results of Operations              12


     ITEM 3. - Quantitative and Qualitative Disclosures about
               Market Risk                                                20




PART II. OTHER INFORMATION


     ITEM 1. - Legal Proceedings                                          21


     ITEM 5. - Other Information                                          21


     ITEM 6. - Exhibits and Reports on Form 8-K                           21

                         PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (In Thousands Except Per Unit Amounts)

                                    Three Months Ended         Six Months Ended
                                         June 30,                   June 30,
                                     1988        1997          1998       1997
                                  --------------------      --------------------
Revenue                           $  82,044   $ 16,036     $  118,785  $ 35,168

Costs and Expenses
          Cost of products sold 1,873 1,557 2,726 3,718
     Operations and maintenance      12,462      3,260         18,822     7,077
     Fuel and power                   6,096      1,021          9,241     2,726
     Depreciation and amortization    9,671      2,585         14,390     5,140
     General and administrative       9,064      2,209         14,158     4,254
     Taxes, other than income taxes   3,507        604          4,986     1,526
                                     ------     ------         ------    ------
                                     42,673     11,236         64,323    24,441
                                     ------     ------         ------    ------
Operating Income                     39,371      4,800         54,462    10,727

Other Income (Expense)
     Equity                           5,325      1,616         10,607     2,455
     Interest expense               (12,719)    (3,231)       (18,622)   (6,514)
     Interest income and Other, net  (1,249)       101         (1,693)      256
Minority Interest                      (415)       (29)          (477)      (64)
                                   ---------    -------       --------   -------
Income Bef. Income Taxes and
     Extraordinary charge            30,313      3,257         44,277     6,860

Income Tax Expenses                     -          391            -         566
                                   --------    -------       --------    ------

Income Before Extraordinary charge   30,313      2,866         44,277     6,294

Extraord. charge on early
     Extinguishment of debt             -           -         (13,611)      -
                                   --------    --------      ---------   ------
Net Income                         $ 30,313    $ 2,866       $ 30,666    $6,294
                                   ========    ========      =========   ======

Calculation of Limited Partners'
  Interest in Net Income:
Income Before Extraordinary
  Charge                           $ 30,313    $ 2,866       $ 44,277    $6,294
Less: General partner's Interest
  in Net Income                      (9,562)      (984)       (12,427)   (1,043)
                                   ---------   --------      ---------   -------
Limited Partners' Net Income
  bef. extraord. charge              20,751      1,882         31,850     5,251
Less:  Extraord. charge on early
  exting.of debt                        -           -         (13,611)       -
                                   ---------   --------      ---------   -------
Limited Partners' Net Income       $ 20,751    $ 1,882       $ 18,239    $5,251
                                   =========   ========      =========   =======

Net Income per Unit before
  Extraordinary charge             $   0.50    $  0.14       $   1.00    $ 0.40
                                   ========    ========      =========   =======
Net Income per Unit                $   0.50    $  0.14       $   0.57    $ 0.40
                                   ========    ========      =========   =======
Number of Units used in
  Computation                        41,908     13,020         31,763    13,020
                                   ========    ========      =========   =======

The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)

                                        (Unaudited)
                                          June 30,              December 31,
                                           1998                      1997
                                        -------------           -------------
ASSETS

Current Assets
     Cash and cash equivalents          $   40,080               $    9,612
     Accounts receivable (net of
       allowance for doubtful accounts)     39,919                    8,569

     Inventories
     Products                                3,515                    1,901
     Materials and supplies                  2,403                    1,710
                                        -----------             ------------
                                            85,917                   21,792
                                        -----------             ------------
Property, Plat and Equipment, at cost   $1,744,062               $  290,620
     Less accumulated depreciation          52,418                   45,653
                                        -----------             ------------
                                        $1,691,644               $  244,967
                                        -----------             ------------

     Investments in Partnerships           127,347                   31,711
                                        -----------             ------------
     Deferred Charges and Other Assets      16,473                   14,436
                                        -----------             ------------
     TOTAL ASSETS                       $1,921,381               $  312,906
                                        ===========             ============

     LIABILITIES AND PARTNERS' CAPITAL

     Current Liabilities
          Account payable               $   16,826               $    4,930
          Accrued liabilities               14,431                    3,585
          Accrued benefits                  17,668                      -
          Accrued taxes                      4,942                    2,861
                                        -----------             ------------
                                            53,867                   11,376
                                        -----------             ------------

     Long-Term Liabilities and Deferred
       Credits
          Long-term Debt                   429,592                  146,824
          Other                            110,139                    2,997
                                        ----------               ----------
                                           539,731                  149,821
                                        ----------               ----------

     Minority Interest                      18,582                    1,485
                                        ----------               ----------
     Partners' Capital
          Common Units                   1,298,405                  146,840
          General Partner                   10,796                    3,384
                                        ----------               ----------
                                         1,309,201                  150,224
                                        ----------               ----------
     TOTAL LIABILITIES AND PARTNERS'
          CAPITAL                       $1,921,381               $  312,906
                                        ==========               ==========

The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                          Six Months Ended
                                                               June 30,
                                                          1998           1997
                                                       -----------    ----------
Cash Flows from Operating Activities
Reconciliation of net income to net cash
provided by operating activities
     Net income                                         $  30,666     $   6,294
     Extraordinary charge on early extinguishment
     of debt                                               13,611           -
     Depreciation and amortization                         14,390         5,140
     Equity in earnigs of partnerships                    (10,607)       (2,455)
     Distributions from investments in partnerships         7,082         4,722
     Changes in components of working capital, and
        Other, net                                           (785)       (1,766)
     El Paso Settlement                                    (8,000)          -
                                                        ----------    ----------
Net Cash Provided by Operating Activities                  46,357        11,935
                                                        ----------    ----------

Cash Flows From Investing Activities
     Acquisition of assets                                (74,706)         -
     Additions to property, plant and equipment for
          expansion and maintenance projects               (9,424)       (1,610)
     Sale of property, plant and equipment                     33          -
     Contributions to partnership investments              26,155)       (2,033)
                                                        ----------      --------
Net Cash Used in Investing Activities                    (110,252)       (3,643)
                                                        ----------      --------

Cash Flows From Financing Activities
     Issuance of debt                                     265,054        24,600
     Payment of debt                                     (337,895)      (24,491)
     Unit registration costs                                   (8)          (74)
     Cost of refinancing long-term debt                   (16,428)          -
     Proceeds from issuance of common units               212,303           -
     Contributions from General Partner's Minority
          Interest                                         11,737           -
     Distributions to partners
          Common Units                                    (32,184)       (8,202)
          General Partner                                  (7,698)         (133)
          Minority interest                                  (518)          (85)
                                                         ---------      --------
Net Cash Provided by (Used In) Financing Activities        94,363        (8,385)
                                                         ---------      --------

Increase (Decrease) in Cash and Cash Equivalents           30,468           (93)
Cash and Cash Equivalents, Beginning of Period              9,612        14,299
                                                         ---------      --------
Cash and Cash Equivalents, End of Period                 $ 40,080       $14,206
                                                         =========      ========

Noncash Investing and Financing Activities
     Contribution of net asses to partnership
           investments                                   $ 59,311       $    -
     Pacific Operations assets acquired by the
           issuance of Common Units                      $943,202       $    -
     Pacific Operations asses acquired by the
           assumption of liabilities                     $531,906       $    -


     The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  General

     The unaudited consolidated financial statements included herein have been prepared by Kinder Morgan Energy Partners, L.P. (the "Partnership") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The
Partnership believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 ("Form 10-K").

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

2. Acquisitions

     Santa Fe

     Kinder Morgan Operating L.P. "D" ("OLP-D"), a Delaware limited partnership, acquired on March 6, 1998, 99.5% of SFPP, L.P. ("SFPP"), the operating partnership of Santa Fe Pacific Pipeline Partners, L.P. ("Santa Fe"). The transaction was accounted for under the purchase method of accounting and was valued at more than $1.4 billion inclusive of liabilities assumed. The Partnership acquired the interest of Santa Fe's common unit holders in SFPP in exchange for approximately 26.6 million Common Units (1.39 Common Units of the Partnership for each Santa Fe common unit). The Partnership paid $84.4 million to Santa Fe Pacific Pipelines, Inc. (the "former SF General Partner") in exchange for the general partner interest in Santa Fe. The $84.4 million was borrowed under the Loan Facility (see Note 5). Also on March 6, 1998, SFPP redeemed from the SF General Partner a .5% interest in SFPP for $5.8 million. The redemption was paid from SFPP's cash reserves. After the redemption, the SF General Partner continues to own a .5% special limited partner interest in SFPP.

     Assets acquired in this transaction comprise the Partnership's Pacific Operations, which include over 3,300 miles of pipeline and thirteen owned and operated terminals.

     Shell CO2 Company

     On March 5, 1998, the Partnership and affiliates of Shell Oil Company ("Shell") agreed to combine their CO2 activities and assets into a partnership, Shell CO2 Company, Ltd. ("Shell CO2 Company"), to be operated by a Shell affiliate. The Partnership acquired, through a newly created limited liability company, a 20% interest in Shell CO2 Company in exchange for contributing the Central Basin Pipeline and approximately $25 million in cash. The $25 million was borrowed under the Loan Facility (see Note 5). The Partnership accounts for its partnership interest in Shell CO2 Company under the equity method as part of the Mid-Continent Operations.

     Pro Forma Information

     The following summarized unaudited Pro Forma Consolidated Income Statement information for the six months ended June 30, 1998 and 1997, assumes the acquisition had occurred as of January 1, 1997. The unaudited Pro Forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if the Partnership had acquired the assets of SFPP and its interest in Shell CO2 Company on the dates indicted or which will be attained in the future. Amounts presented below are in thousands, except for per Common Unit amounts:

                                                         Pro Forma
                                                     Six Months Ended
                                                         June 30,
Income Statement                                    1998              1997
                                                  ------------------------------
     Revenues                                      $158,032         $154,617
     Operating Income                               $69,603          $59,331
     Net Income before extraordinary charge         $53,357          $35,678
     Net Income                                     $39,746          $35,678
     Net Income Per Common Unit before extraord.
          charge                                      $0.90             $.76
     Net Income per Common Unit                       $0.57             $.76


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

     If the Initial Decision is affirmed in current form by the FERC, the Partnership estimates that the total reparations and interest that would be payable approximate the reserves that have been recorded as of June 30, 1998. The Partnership also estimates that the Initial Decision, in its current form, and if also applied to the Sepulveda Line and the Watson station rates, would reduce prospective revenues by approximately $8 million annually, the same rate at which the Partnership is currently accruing its reserve.

     California Public Utilities Commission Proceeding

     A complaint was filed on April 7, 1997 with the California Public Utilities Commission ("CPUC") challenging rates charged by SFPP for intrastate transportation of refined petroleum products. SFPP filed responsive testimony defending the justness and reasonableness of its rates. On June 18, 1998, a CPUC Administrative Law Judge issued a proposed decision, finding that the evidence of record did not support complainants' claim that rates charged for service within the State of California by SFPP are unjust or unreasonable under the California Public Utilities Code. In light of his findings, the Judge dismissed the complaints filed against SFPP by certain of its shippers. On August 6, 1998, the Partnership announced that the CPUC affirmed the proposed decision of its Administrative Law Judge and dismissed the complaints filed by certain shippers against the California rates of SFPP.

     Environmental

     SFPP, along with several other respondents, has been involved in one cleanup ordered by the United States Environmental Protection Agency ("EPA") related to ground water contamination in the vicinity of SFPP's storage facilities and truck loading terminals at Sparks, Nevada. The EPA approved the respondent's remediation plan, which began in 1995. In addition, SFPP is presently involved in 18 ground water hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board and two other state agencies. SFPP is involved in environmental cleanup efforts at sights not governed by administrative orders. SFPP is also involved in environmental proceedings related to ground water and soil contamination in Elmira, California.

     The General Partner is a defendant in two proceedings (one by the State of Illinois and one by the Department of Transportation) relating to alleged environmental and safety violations for events relating to a fire that occurred at the Morris storage field in September 1994.

     The Partnership has recorded reserves for environmental costs which reflect the estimated cost of completing all remediation projects presently known to be required either by government mandate or in the ordinary course of business.
Although no assurance can be given, based upon the information presently available, it is the opinion of management that the Partnership's environmental costs, to the extent they exceed recorded liabilities, will not have a material adverse effect on the Partnership's financial condition, liquidity or ability to maintain its quarterly cash distributions at the current level.

     Other

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

4.  Distributions

     On May 15, 1998, the Partnership paid a cash distribution for the quarterly period ended March 31, 1998, of $0.5625 per Common Unit. The distribution was declared on April 21, 1998, payable to unitholders of record as of April 30, 1998.

     On July 15, 1998, the Partnership declared a cash distribution for the quarterly period ended June 30, 1998, of $0.63 per Common Unit. The distribution will be paid on August 14, 1998, to unitholders of record as of July 31, 1998.

5. Long-Term Debt

     In February 1998, the Partnership entered into a $325 million revolving credit facility (Loan Facility) expiring in February 2005. The Loan Facility has an outstanding balance of $50 million at June 30, 1998. On June 12, 1998, the Partnership received $212.30 million from an equity offering of approximately
6.1 million Common Units, which was primarily used to pay down long-term debt related to the Loan Facility. The Loan Facility provides for principal payments equal to the amount by which the outstanding balance is in excess of the amount available, which reduces quarterly commencing in May 2000. The Loan Facility also provides, at the Partnership's option, a floating interest rate equal to either the administrative agent's base rate (but not less than the Federal Funds Rate plus .5% per year) or LIBOR plus a margin ranging from .75% to 1.5% per year based on the Partnership's ratio of funded indebtedness to cash flow, as defined in the Loan Facility. The Loan Facility contains certain restrictive covenants including, but not limited to, the incurrence of additional indebtedness, making investments, and making cash distributions other than quarterly distributions from available cash as provided by the Partnership Agreement. The Partnership used the proceeds from the Loan Facility to refinance the existing first mortgage notes, including a prepayment premium, to fund the cash investment in Shell CO2 Company, and to fund the acquisition of the general partner interest in Santa Fe (Note 2). The prepayment premium and the write-off of the associated unamortized debt issue costs are reflected as an extraordinary charge in the accompanying condensed consolidated statement of income.

     SFPP's long-term debt primarily consists of its Series E and Series F first mortgage notes and a bank credit facility. At June 30, 1998, the outstanding balances under the Series E notes, Series F notes, and bank credit facility were $32.5 million, $244.0 million, and $78.5 million, respectively. The annual interest rate on the Series E and Series F notes is 10.25% and 10.70%, respectively, the maturity is December 1998 and December 2004, respectively, and interest is payable semiannually in June and December. The Partnership intends to refinance the Series E notes on a long-term basis upon their maturity and therefore, has included them in long-term debt. The Series F notes are payable in annual installments of $31.5 million in 1999, $32.5 million in 2000, $39.5 million in 2001, and $42.5 million in 2002. The first mortgage notes may also be prepaid beginning in 1999 in full or in part at a price equal to par plus, in certain circumstances, a premium. The first mortgage notes are secured by mortgages on substantially all of the properties of SFPP (the Mortgaged Property). The notes contain certain covenants limiting the amount of additional debt or equity that may be issued and limiting the amount of cash distributions, investments, and property dispositions. The bank credit facility provides for borrowings of up to $175 million due in August 2000 and interest, at a short-term Eurodollar rate, payable quarterly. Borrowings ($78.5 million at June 30, 1998) under this facility are also secured by the Mortgaged Property and are generally subject to the same terms and conditions as the first mortgage notes.

6. Partners' Capital

     At December 31, 1997 and June 30, 1998, Partners' capital consisted of 13,249,200 and 45,868,657 Common Units, respectively, held by third parties and 862,000 Common Units held by the General Partner. Together, these 14,111,200 Common Units at December 31, 1997 and 46,730,657 Common Units at June 30, 1998 represent the limited partners' interest and an effective 98% economic interest in the Partnership, exclusive of the incentive distribution. On June 12, 1998, the Partnership issued 6,070,578 Common Units in a public offering.

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

     Incentive distributions paid to the General Partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. The Partnership's cash distribution of $.5625 per Common Unit paid on May 15, 1998 for the first quarter of 1998 required an incentive distribution to the General Partner of $5,485,621. The Partnership's cash distribution of $.315 per Common Unit for the same period of the prior year required an incentive distribution to the General Partner of $25,143. The increased incentive distribution reflects the increased distribution of $.2475 per Common Unit and the issuance of additional Common Units since March 31, 1997.

     The Partnership's declared distribution for the second quarter of 1998 of $.63 per Common Unit will result in an incentive distribution to the General Partner of $9,352,984. This compares to the Partnership's cash distribution of $.50 per Common Unit and incentive distribution to the General Partner of $964,600 for the second quarter of 1997. The increase in the 1998 second quarter incentive distribution over the distribution paid for the second quarter of 1997 is a result of the $.13 increase in the distribution per Common Unit as well as the higher number of Common Units outstanding on June 30, 1998.

7. Subsequent Events

     Plantation Pipe Line Company

     On June 17, 1998, the Partnership announced that it had entered into a Stock Purchase Agreement, with an affiliate of Shell Pipe Line Corporation, for the purchase of Shell's 24% interest in Plantation Pipe Line Company for $110 million. The consummation of the acquisition is subject to the satisfaction of certain customary closing conditions and Federal Trade Commission approval.

     Plantation Pipe Line Company owns and operates a 3,100 mile pipeline system throughout the southeastern United States which serves as a common carrier of refined petroleum products to various metropolitan areas, including Atlanta, Georgia; Charlotte, North Carolina; and the Washington, D.C. area.

     Hall-Buck Marine, Inc.

     On June 29, 1998, the Partnership announced that it had signed a letter of intent to acquire Hall-Buck Marine, Inc. ("Hall-Buck") for approximately $100 million. Hall-Buck, headquartered in Sorrento, Louisiana, is a leading independent operator of dry bulk terminals, operating twenty terminals on the Mississippi River, the Ohio River, and the Pacific Coast. Hall-Buck primarily stores and loads petroleum coke, coal, and other materials for major oil companies and other industrial customers. In addition, Hall-Buck owns all of the common stock of River Consulting Incorporated, a nationally recognized leader in the design and construction of bulk material facilities and port related structures.

     The Partnership will exchange approximately $77 million in Common Units for all of the outstanding stock of Hall-Buck and will assume approximately $23 million of existing debt. The transaction is subject to the execution of a definitive purchase agreement and certain regulatory approvals. Closing of the transaction is anticipated to occur in the third quarter with a July 1, 1998 effective date.

     Coal Marketing Alliance

     On July 8, 1998, the Partnership announced that it had entered into a long-term coal marketing alliance with Southern Company's wholesale energy marketing affiliate, Southern Company Energy Marketing L.P. Under terms of the five year agreement, the new alliance will jointly market coal transloading, blending, and storage services at the Partnership's Cora terminal, south of St. Louis, and its Grand Rivers terminal, in southwestern Kentucky. The agreement contemplates a range of 3.3 to 8.3 million tons of incremental volume to be marketed through the terminals over the life of the alliance.

     In addition, the alliance plans to expand the services currently available at these coal terminals to include a full array of products to provide customers with customized products to meet their individual coal and energy requirements. Both the Cora and the Grand Rivers terminals are strategically located to develop liquid markets for buyers and sellers of coal originating in Western and Illinois Basin production areas. The coal is transported to domestic markets throughout the Midwest, East Coast, and Southeastern United States via barge, truck, or rail as well as to overseas markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Second Quarter 1998 Compared With Second Quarter 1997

     The Partnership's net income before extraordinary charge increased to $30.31 million in the second quarter of 1998 compared to $2.87 million in the second quarter of 1997. The increase resulted primarily from the inclusion of earnings attributable to the Pacific Operations (formerly Santa Fe Pacific
Pipeline Partners), which were acquired March 6, 1998. The period-to-period increase also reflects higher earnings from each of the other reportable business segments: Mid-Continent Operations, Coal Operations, and Fractionation and Processing. Higher overall quarterly earnings were partially offset by higher debt expense and higher general and administrative expenses. Increases in both categories of expense were likewise related to the acquisition of the Pacific Operations.

     The Pacific Operations reported quarterly net income of $40.02 million from total revenues of $65.49 million. The amount reflects strong demand for gasoline, jet fuel, and diesel fuel in the Partnership's West Coast markets.

     The Mid-Continent Operations' earnings increased 68% to $6.65 million in 1998 compared to $3.95 million in 1997. Mid-Continent Operations consist of the North System, the Cypress Pipeline, and the Partnership's equity investment in Shell CO2 Company. The Partnership realized a significant earnings increase in CO2 activities due to its joint venture with Shell. Revenues for the segment totaled $7.96 million in 1998 compared to $10.24 million last year. This was chiefly due to Central Basin Pipeline being accounted for under the equity method in 1998.

     Earnings from the Coal Operations segment increased to $3.91 million in 1998 compared to $3.58 million in 1997. This 9% increase was principally due to higher income from the marketing of coal to utilities and industrial customers and to the inclusion of the earnings from the Grand Rivers coal terminal, which was acquired in September 1997. Revenues from Coal Operations increased 51% in 1998 over the prior year. Total revenues of $8.33 million for the quarter ended June 30, 1998, compared to $5.51 million in the same period of 1997 was the result of a 41% increase in coal tons transferred, partially offset by just slightly lower coal transfer rates.

     The Fractionation and Processing business segment reported earnings of $1.23 million in the first quarter of 1998. This amount was 137% higher than the $.52 million in earnings reported in the comparable period of 1997. The increase was primarily due to higher earnings from the Partnership's equity interest in the Mont Belvieu Fractionator. Fractionation earnings increased due to higher volumes and the elimination of corporate taxes and certain start up costs incurred in 1997 for the 1996 plant expansion.

     Operating statistics for the second quarter are as follows:

                                                          Second Quarter
                                                     1998              1997
                                                    ---------------------------
     Pacific Operations **
         Delivery Volumes (MMBbls)                   99.4                    -
         Average Tariff ($/Bbl)                      $.62                    -

     Mid-Continent Operations ***
         Delivery Volumes (MMBbls)                   10.5                   9.6
         Average Tariff ($/Bbl)                      $.62                  $.69

     Coal Operations
         Transport Volumes (MM Tons)                  3.1                   2.2
         Average Revenues ($/Ton)                   $1.33                 $1.34




     Earnings contribution by business segment for the second quarter is as follows:

                   Earnings Contribution by Business Segment*
                                  (Unaudited)
                                 (In Thousands)

                                                          Second Quarter
                                                     1998              1997
                                                    ---------------------------

     Pacific Operations**                           $40,023              -

     Mid-Continent Operations                        $6,652           $3,954

     Coal Operations                                 $3,909           $3,580

     Fractionation and Processing                    $1,229             $522


    ------------------------------------------------------------------------
     * Excludes general and administrative expenses, debt costs, and minority interest.
     **  Pacific Operations were acquired on March 6, 1998.
     *** Excludes CO2 volumes for 1998.


     Cost of products sold increased 20% to $1.87 million in the quarter ended June 30, 1998 compared to $1.56 million in the same period of 1997. The increase was due to higher purchase/sale contracts from coal marketing activities. Overall higher cost of products sold was partially offset by excluding costs related to the Central Basin Pipeline, which was transferred to Shell Co2 Company in March 1998 and accounted for under the equity method in 1998.

     Fuel and power expenses increased to $6.10 million in 1998 compared to $1.02 million in 1997. Excluding the $4.88 million in expense reported by the Pacific Operations, fuel and power expense increased 20% in 1998, primarily due to higher volumes of products transported by the Mid-Continent segment and significantly higher volumes transferred by the Coal Operations segment.

     Operating and maintenance expenses, combined with general and administrative expenses, were $21.53 million in the second quarter of 1988. This amount compares to $5.47 million in the second quarter of 1997. Excluding the expenses of acquired asses (Pacific Operations and the Grand Rivers coal terminal), operations and maintenance expenses remained flat. The increase in general and administrative costs reflects spending associated with new acquisitions and investments made by the Partnership.

     Depreciation and amortization expense increased to $9.67 million in 1998 compared to $2.59 million in 1997. The increase was attributable to the inclusion of the Pacific Operations, which reported depreciation expense of $7.35 million in the quarter.

     Taxes, other than income taxes, increased $2.90 million in the second quarter of 1998 compared to the second quarter of last year. The increase was attributable to the inclusion of the Pacific Operations, which reported taxes, other than income of $2.96 million in the quarter.

     Equity in earnings of partnerships increased $3.71 million in the second quarter of 1998 compared to 1997. This resulted primarily from the recognition of $3.63 million of earnings from the Partneship's equity investment in Shell CO2 Company.

     Interest expense increased $9.49 million in the second quarter of 1998 compared to last year primarily duet o debt assumed by the Partnership as part the acquisition of the Pacific Operations.

     Interest income and Other, net, which includes interest income and other non-operating income and expense, decreased $1.35 million in 1998 compared to 1997. The decrease was primarily due to expense accruals made for the FERC Rate Case reserve established for the Pacific Operations.

Six Months Ended June 30, 1998 Compared With Six Months Ended June 30, 1997

     For the six months ended June 30, 1998, the Partnership reported $44.28 million as net income before extraordinary charge. This amount compares to $6.29 million reported as net income from the first half of 1997. The 1998 amount includes $52.89 million in income earned by the Pacific Operations, which has been consolidated since March 1998. Excluding the Pacific Operations' income (from revenue of $86.26 million), the Partnership reported a 43% increase in earnings from its remaining three reportable business segments. Higher overall earnings in the first six months of 1998 were partially offset by higher debt expense and higher general and administrative expenses.

     The Mid-Continent Operations reported earnings of $14.78 million for the first six months of 1998 compared to $10.46 million for the same period last year. The increase was mainly due to higher earnings from CO2 activities. Due to the Partnership's investment in Shell CO2 Company, earnings from CO2 operations were $8.07 million in 1998 compared to $3.20 million in 1997. The overall increase in segment earnings was partially offset by pipeline income, which was down versus last year. Warmer weather resulted in lower volumes moved by the North System, and average tariff rates for the segment were down slightly compared to last year. Excluding the results of the Central Basin Pipeline, which was reported under the equity method in 1998, pipeline revenue and income was $17.02 million and $6.71 million, respectively, in the first six months of 1998. This compared to revenues and income of $20.07 million and $7.26 million, respectively, for the same period last year.

     Earnings from Coal Operations increased 21% to $6.36 million in the first half of 1998 compared to $5.24 million in the same period of 1997. Segment revenues for the first six months of 1998 increased 78% compared with the same 1997 period. Although coal revenues have been negatively impacted by railroad transportation congestion, significantly higher marketing revenues as well as the addition of the Grand Rivers terminal bolstered year-to-date revenues.

     Income attributable to the Fractionation and Processing segment increased to $2.51 million for 1998 compared to $.81 million in 1997. Earnings from the Partnership's investment in the Mont Belview Fractionator increased 91% due to higher fractionation volumes. Due to the assignment of the Mobil agreement and the leasing of the Painter facility, revenues for the first half of 1998 were down compared to last year.

     Operating statistics for the first six months of 1998 and 1997 are as follows:

                                                       Six Months Ended
                                                            June 30,
                                                       1998         1997
                                                       -----------------
     Pacific Operation **
          Delivery Volumes (MMBbls)                    129.3           -
          Average Tariff ($/Bbl)                        $.63           -

     Mid-Continent Operations ***
          Delivery Volumes (MMBbls)                     22.3        21.6
          Average Tariff ($/Bbl)                        $.70        $.78

     Coal Operations
          Transport Volumes (MM Tons)                    6.1         3.9
          Average Revenues ($/Tons)                    $1.30       $1.37

     Earnings contribution by business segment for the first six months of 1998 and 1997 is as follows:

                   Earnings Contribution by Business Segment*
                                  (Unaudited)
                                 (In Thousands)


                                                       Six Months Ended
                                                            June 30,
                                                       1998         1997
                                                       -----------------

     Pacific Operations**                              $52,888        -
     Mid-Continent Operations                          $14,780   $10,462
     Coal Operations                                    $6,359    $5,237
     Fractionation and Processing                       $2,510      $812


    ------------------------------------------------------------------------
     * Excludes general and administrative expenses, debt costs, and minority interest.
     **  Pacific Operations were acquired on March 6, 1998.
     *** Excludes CO2 volumes for 1998.

     Cost of products sold decreased 27% to $2.73 million in 1998 compared to $3.72 million in 1997. Lower purchase/sale contracts reported by the Mid-Continent segment more than offset higher cost of goods sold incurred by the Coal Operations segment.

     Excluding the $6.31 million in expense incurred by the Pacific Operations, year-to-date fuel and power expense increased 8% in 1998 as compared to 1997. The increase was due to a higher level of coal tons transferred.

     Operating and maintenance expenses, combined with general and administrative expenses, totaled $32.98 million for 1998. This compares to $11.33 million for the first six months of 1997. Excluding the $11.25 million reported by the Pacific Operations, operations and maintenance expenses increased 7% in 1998 versus last year. The 1998 increase reflects the addition of the Grand Rivers coal terminal and higher expense from the Coal Operations segment because of higher coal transfer volumes. The net increase was partially offset by lower operations and maintenance expenses from the Mid Continent segment due to lower transportation volumes on the North System.

     Depreciation and amortization expense increased to $14.39 million in 1998 compared to $5.14 million in 1997. The increase was attributable to the inclusion of the Pacific operations, which reported depreciation expense of $9.76 million for the first six months of 1998.

     Excluding the $3.74 million in expense incurred by the Pacific operations, taxes, other than income taxes, decreased 18% in the first half of 1998 compared to the same period a year ago. Lower expenses were reported by the Mid-Continent Operations as a result of the Co, joint venture with Shell.

     Equity in earnings of partnerships increased $8.15 million in the first half of 1998 compared to the first half of 1997. This resulted from the recognition of $7.25 million of earnings from the Partnership's equity investment in Shell Co, Company and a 22% increase in earnings from the equity investment in Mont Belvieu Associates due to higher fractionation volumes.

     Interest expense increased $12.11 million in the first half of 1998 compared to the same period last year. This was principally due to debt assumed by the Partnership as part of the acquisition of the Pacific operations as well as higher average outstanding balances on revolving credit agreements.

     Interest income and Other, net, which includes interest income and other non-operating income and expense, decreased $1.95 million in the first six months of 1998 compared to last year. The decrease was primarily owing to expense relating to the FERC Rate Case reserve for the Pacific operations.



Financial Condition

General

     The Partnership's primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, discretionary capital expenditures, and quarterly distributions to partners. In addition to utilizing cash generated from operations, the Partnership could meet its cash requirements through the utilization of credit facilities or by issuing additional limited partner interests in the Partnership. The Partnership expects to fund future cash distributions and sustaining capital expenditures with existing cash and cash flows from operating activities. Expansion capital expenditures are expected to be funded through additional Partnership borrowings. Interest payments are expected to be paid from cash flows from operating activities and debt principal payments will be met by additional borrowings as they become due.

Cash Provided by Operating Activities

     Net cash provided by operating activities was $46.36 million for the first six months of 1998 versus $11.94 million for the comparable period of 1997. The period-to-period net cash flow increase was $34.42 million. Higher earnings, chiefly due to the acquisition of the Pacific Operations, accounted for $24.37 million of the increase. Higher depreciation, directly attributable to the Pacific operations, accounted for $9.25 million of the increase.

Cash Used in Investing Activities

     Cash used in investing activities totaled $110.25 million for the six month period ended June 30, 1998 compared with $3.64 million for the same 1997 period. The $106.61 million increase was the result of $74.71 million used for the March 6, 1998 acquisition of the Pacific operations and $25 million used for the Partnership's cash investment in Shell C02 Company

     Excluding the effect of assets purchased in the acquisition of the Pacific operations, additions to property, plant, and equipment, were $9.42 million in the first half of 1998 compared to $1.61 million for the first half of 1997. These additions of property, plant and equipment include both expansion and maintenance projects. The 1998 increase was mainly due to property additions for the Pacific Operations since the date of acquisition and property additions related to the expansion of the Coal Operations.

Cash Provided by Financing Activities

     Cash provided by financing activities was $94.36 million for the six month period ended June 30, 1998, compared to $8.39 million cash used in the six month period ended June 30, 1997. This increase of $102.75 million was the result of $212.30 million in proceeds received from the June 1998 issuance of approximately 6.1 million Common Units. Additionally, $11.74 million was received as a result of General Partner contributions made to maintain its minority interest in the operating partnerships. The net increase in cash provided by financing activities was partially offset by a $72.95 million increase in cash used for overall debt financing activities, $16.43 million for the cost of refinancing long-term debt, and an increase of $31.98 million in distributions to partners.

     The Partnership's debt instruments generally require the Partnership to maintain a reserve for current debt service obligations. The purpose of the reserve is to lessen differences in the amount of Available Cash from quarter to quarter due to timing of required principal and interest payments (which may only be required on a semi-annual or annual basis) and to provide a source of funds to make such payments.

     Distributions to partners increased to $40.40 million for the six month period ended June 30, 1998, compared to $8.42 million in the comparable 1997 period. This increase was attributable to increased distributions paid to Common Unitholders of $1.125 per Common Unit in 1998 compared to $.63 per Common Unit in 1997, the issuance of additional Common Units since June 30, 1997, and increased incentive distributions paid to the General Partner.

     The Partnership believes that the increase in paid distributions per Unit resulted from favorable operating results in 1998. On July 15, 1998, the Partnership announced an increase in its quarterly distribution from $.5625 to $.63 per Common Unit (a 12% increase over the prior quarter's distribution and a 100% increase over the distribution paid in May 1997), effective with the distribution for the second quarter. The Partnership believes that future operating results will continue to support similar levels of quarterly cash distributions, however, no assurance can be given that future distributions will continue at such levels.

     The Partnership Agreement requires the Partnership to distribute 100% of "Available Cash" (as defined in the Partnership Agreement) to the Partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available Cash consists generally of all cash receipts of the Partnership and its operating partnerships, less cash disbursements and net additions to reserves, and amounts payable to the former Santa Fe general partner in respect of its .5% interest in SFPP.

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

     In general, Available Cash for each quarter is distributed, first, 98% to the Limited Partners and 2% to the General Partner until the Limited Partners have received a total of $0.3025 per Unit for such quarter, second, 85% to the limited Partners and 15% to the General Partner until the Limited Partners have received a total of $.3575 per Unit for such quarter, third, 75% to the Limited Partners and 25t to the General Partner until the Limited Partners have received a total of $.4675 per Unit for such quarter, and fourth, thereafter 50% to the Limited Partners and 50% to the General Partner. Incentive distributions are generally defined as all cash distributions that are in excess of 2% of the aggregate amount of cash being distributed. The General Partner's incentive distribution declared by the Partnership for the second quarter of 1998 was $9,352,984.

Capital Requirements for Recent Transactions

     Plantation Pipe Line Company The Partnership has announced that it had entered into a Stock Purchase Agreement, with an affiliate of Shell Pipe Line Corporation, for the purchase of a 24t interest in Plantation Pipe Line Company for a sum in excess of $100 million. The Partnership plans to fund the stock purchase by borrowing necessary funds from its Loan Facility.

     Hall-Buck Marine, Inc. The Partnership has announced that it had signed a letter of intent to exchange approximately $75 million in Common Units for all of the outstanding stock of Hall-Buck. The transaction will not require cash financing.

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

     _ price trends and overall demand for NGLS, refined petroleum products, CO2, and coal in the United States (which may be affected by general levels of economic activity, weather, alternative energy sources, conservation and technological advances);

     _ changes in the Partnership's tariff rates set by FERC and the California Public Utilities Commission:

     _ the Partnership's ability to integrate the Pacific operations (and other future acquisitions) into its existing operations;

     _ with respect to the Coal Terminals, the ability of railroads to deliver coal to the terminals on a timely basis;

     _ the Partnership's ability to successfully identify and close strategic acquisitions and realize cost savings;

     _    the  discontinuation  of operations at major end-users of the products
          transported   by  its   liquids   pipelines   (such   as   refineries,
          petrochemical plants, or military bases); and

     _    the condition of the capital markets in the United States.

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

     None.

                           PART II. OTHER INFORMATION
              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES


ITEM 1.   Legal Proceedings

     See Part I, Item 1, Note 3 to Consolidated Financial Statements entitled "Litigation" which is incorporated herein by reference.

ITEM 5.   Other Information

     None.

ITEM 6.   Exhibits and Reports on Form S-K

(a)  Exhibits.

     *3.1 Second Amended and Restated Agreement of Limited Partnership entered into as of January 14, 1998, but to be effective as of February 14, 1997 (Exhibit 3.1 to Amendment No. 1 to the Partnership's Registration Statement on Form S-4 (File No. 33344519)) Filed February 4, 1998 (" 1998 S-4" )

     *4.1 Credit  Agreement  dated  February 17, 1998 among Kinder Morgan Energy
          Partners, L.P., Kinder Morgan Operating L.P. 11 B", the Subsidiary Guarantors, the Lenders, Goldman Sachs Credit Partners, L.P. and First Union National Bank (Exhibit 4.9 to the Partnership's 1997 Form 10-K)

     *4.2 Pledge  Agreement  dated  February 17, 1998 among Kinder Morgan Energy
          Partners, L.P., the Lenders, Goldman Sachs Credit Partners, L.P. and First Union National Bank (Exhibit 4.10 to 1997 Form 10K)

     *4.3 Pledge Agreement dated February 17, 1998 among Kinder Morgan Operating
          L.P. I All, the Lenders, Goldman Sachs Credit Partners, L.P. and First Union National Bank (Exhibit 4.11 to 1997 Form 10K)

     *4.4 Pledge Agreement dated February 17, 1998 among Kinder Morgan Operating
          L.P. "D" the Lenders, Goldman Sachs Credit Partners, L.P. and First Union National Bank (Exhibit 4.12 to 1997 Form 10K)

     *4.5 Pledge  Agreement  dated February  17,1998 among Kinder Morgan Natural
          Gas Liquids Corporation, the Lenders, Goldman Sachs Credit Partners, L.P. and First Union National Bank (Exhibit 4.13 to 1997 Form 10-K)

     *4.6 First  Mortgage Note  Agreement  dated December 8, 1988 among Southern
          Pacific Pipe Lines Partnership, L.P. (now known as SFPP, L.P.) and the Purchasers listed on Schedule A (a conformed composite of 54 separate agreements, identical except for signatures) (Exhibit 4.2 to Form 10-K for Santa Fe Pacific Pipelines, L.P. for 1988 (" Santa Fe 1988 Form 10-K" )

     *4.6.1 Consent  and  Amendment  dated as of December  19, 1997  between the noteholders  and SFPP, L.P.  (a  conformed  composite  of the separate agreements with each noteholders identical except for signatures) (Exhibit 4.14.1 to 1997 Form 10-K)

     *4.7 Deed of Trust,  Security Agreement and Fixture Filing,  dated December
          8, 1988, between SFPP, L.P., its general partner, Chicago Title Insurance Company and Security Pacific National Bank (Exhibit 4.3 to Santa Fe 1988 Form 10-K)

     *4.8 Trust Agreement dated December 19, 1988, between SFPP., its general partner and Security Pacific National Bank (Exhibit 4.4 to Santa Fe 1988 Form 10-K)

     *4.9 Amended  and  Restated  Credit  Agreement  dated as of August 11, 1997 among SFPP, L.P., Bank of America National Trust and Savings Association, as agent, Texas Commerce Bank National Association, as syndication agent, Bank of Montreal, as documentation agent, BancAmerica Securities, Inc., as arranger, and the lenders that are signatories thereto. As the maximum allowable borrowings under this facility do not exceed 10%- of the Registrant's total assets, this instrument is not filed as an exhibit to this Report, however, the Registrant hereby agrees to furnish a copy of such instrument to the Securities and Exchange Commission upon request.

     27   Financial  Data  Schedule as of and for the six months  ended June 30,
          1998

*Incorporated by reference.

(b) Reports on Form 8-K.

          Current Report dated March 5, 1998, on Form 8-K, as amended April 1, 1998, April 3, 1998 and April 13, 1998. The acquisition of SFPP, L.P., the operating partnership of Santa Fe Pacific Pipeline Partners, L.P., and the formation of Shell CO, Company were disclosed in Item 2 of this report. The purchase agreement for the Santa Fe acquisition and the principal documents related to the formation of Shell CO, Company were filed as Exhibits pursuant to Item 7. The financial statements of Santa Fe Pacific Pipeline Partners, L.P., as of December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997, were included under Item 7. Also disclosed in Item 7 were the pro forma financial statements of the Registrant giving effect to the acquisition of Santa Fe Pacific Pipeline Partners, L.P. and the formation of Shell CO, Company as of December 31, 1997 and for the year ended December 31, 1997.

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



                                   KINDER MORGAN ENERGY PARTNERS, L.P.
                                   (A Delaware Limited Partnership)

                                   By:  Kinder Morgan G.P., Inc.
                                        as General Partner

Date: August 10, 1998              By:   /s/ David G. Dehaemers, Jr.
                                        -----------------------------------
                                        David G. Dehaemers, Jr.
                                        Vice President, Treasurer and
                                        Chief Financial Officer