Form 10-Q/A
period 1998-06-30
KINDER MORGAN ENERGY PARTNERS L P
filed 1998-08-12
CIK 888228

UNITED STATES SECURITIES AND EXCHANGE PRIVATE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A




                                 AMENDMENT NO. 1
     TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998




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
                                  (Unaudited)


                                    Three Months Ended         Six Months Ended
                                         June 30,                   June 30,
                                     1988        1997          1998       1997
                                  --------------------      --------------------

Revenue                           $  82,044   $ 16,036     $  118,785  $ 35,168

Costs and Expenses
     Cost of products sold            1,873      1,557          2,726     3,718
     Operations and maintenance      12,462      3,260         18,822     7,077
     Fuel and power                   6,096      1,021          9,241     2,726
     Depreciation and amortization    9,671      2,585         14,390     5,140
     General and administrative       9,064      2,209         14,158     4,254
     Taxes, other than income taxes   3,507        604          4,986     1,526
                                     ------     ------         ------    ------
                                     42,673     11,236         64,323    24,441
                                     ------     ------         ------    ------
Operating Income                     39,371      4,800         54,462    10,727



Other Income (Expense)
     Equity in earnings of
        partnerships                  5,325      1,616         10,607     2,455
     Interest expense               (12,719)    (3,231)       (18,622)   (6,514)
     Interest income and Other, net  (1,249)       101         (1,693)      256
Minority Interest                      (415)       (29)          (477)      (64)
                                   ---------    -------       --------   -------
Income Bef. Income Taxes and
     Extraordinary charge            30,313      3,257         44,277     6,860


Income Tax Expense                      -          391            -         566
                                   --------    -------       --------    ------

Income Before Extraordinary charge   30,313      2,866         44,277     6,294

Extraord. charge on early
     extinguishment of debt             -           -         (13,611)      -
                                   --------    --------      ---------   ------
Net Income                         $ 30,313    $ 2,866       $ 30,666    $6,294
                                   ========    ========      =========   ======

Calculation of Limited Partners'
  Interest in Net Income:
Income Before Extraordinary
  charge                           $ 30,313    $ 2,866       $ 44,277    $6,294
Less: General Partner's Interest
  in Net Income                      (9,562)      (984)       (12,427)   (1,043)
                                   ---------   --------      ---------   -------
Limited Partners' Net Income
  bef. Extraord. charge              20,751      1,882         31,850     5,251
Less:  Extraord. charge on early
  extinguishment of debt                -           -         (13,611)       -
                                   ---------   --------      ---------   -------
Limited Partners' Net Income       $ 20,751    $ 1,882       $ 18,239    $5,251
                                   =========   ========      =========   =======

Net Income per Unit before
  Extraordinary charge             $   0.50    $  0.14       $   1.00    $ 0.40
                                   ========    ========      =========   =======
Net Income per Unit                $   0.50    $  0.14       $   0.57    $ 0.40
                                   ========    ========      =========   =======
Number of Units used in
  Computation                        41,908     13,020         31,763    13,020
                                   ========    ========      =========   =======


The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)


                                        (Unaudited)
                                          June 30,              December 31,
                                           1998                      1997
                                        -------------           -------------
ASSETS

Current Assets
     Cash and cash equivalents          $   40,080               $    9,612
     Accounts receivable (net of
       allowance for doubtful accounts)     39,919                    8,569

     Inventories
     Products                                3,515                    1,901
     Materials and supplies                  2,403                    1,710
                                        -----------             ------------
                                            85,917                   21,792
                                        -----------             ------------
Property, Plant and Equipment, at cost   1,744,062                  290,620
     Less accumulated depreciation          52,418                   45,653
                                        -----------             ------------
                                         1,691,644                  244,967
                                        -----------             ------------

     Investments in Partnerships           127,347                   31,711
                                        -----------             ------------
     Deferred Charges and Other Assets      16,473                   14,436
                                        -----------             ------------
     TOTAL ASSETS                       $1,921,381               $  312,906
                                        ===========             ============

     LIABILITIES AND PARTNERS' CAPITAL

     Current Liabilities
          Accounts payable              $   16,826               $    4,930
          Accrued liabilities               14,431                    3,585
          Accrued benefits                  17,668                      -
          Accrued taxes                      4,942                    2,861
                                        -----------             ------------
                                            53,867                   11,376
                                        -----------             ------------

     Long-Term Liabilities and Deferred
       Credits
          Long-term Debt                   429,592                  146,824
          Other                            110,139                    2,997
                                        ----------               ----------
                                           539,731                  149,821
                                        ----------               ----------

     Minority Interest                      18,582                    1,485
                                        ----------               ----------
     Partners' Capital
          Common Units                   1,298,405                  146,840
          General Partner                   10,796                    3,384
                                        ----------               ----------
                                         1,309,201                  150,224
                                        ----------               ----------
     TOTAL LIABILITIES AND PARTNERS'
          CAPITAL                       $1,921,381               $  312,906
                                        ==========               ==========


The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)


                                                          Six Months Ended
                                                               June 30,
                                                          1998           1997
                                                       -----------    ----------
Cash Flows from Operating Activities
Reconciliation of net income to net cash
provided by operating activities
     Net income                                         $  30,666     $   6,294
     Extraordinary charge on early extinguishment
     of debt                                               13,611           -
     Depreciation and amortization                         14,390         5,140
     Equity in earnings of partnerships                   (10,607)       (2,455)
     Distributions from investments in partnerships         7,082         4,722
     Changes in components of working capital, and
        Other, net                                           (785)       (1,766)
     El Paso Settlement                                    (8,000)          -
                                                        ----------    ----------
Net Cash Provided by Operating Activities                  46,357        11,935
                                                        ----------    ----------


Cash Flows From Investing Activities
     Acquisitions of assets                               (74,706)         -
     Additions to property, plant and equipment for
          expansion and maintenance projects               (9,424)       (1,610)
     Sale of property, plant and equipment                     33          -
     Contributions to partnership investments             (26,155)       (2,033)
                                                        ----------      --------
Net Cash Used in Investing Activities                    (110,252)       (3,643)
                                                        ----------      --------

Cash Flows From Financing Activities
     Issuance of debt                                     265,054        24,600
     Payment of debt                                     (337,895)      (24,491)
     Unit registration costs                                   (8)          (74)
     Cost of refinancing long-term debt                   (16,428)          -
     Proceeds from issuance of common units               212,303           -
     Contributions from General Partner's Minority
          Interest                                         11,737           -
     Distributions to partners
          Common Units                                    (32,184)       (8,202)
          General Partner                                  (7,698)         (133)
          Minority interest                                  (518)          (85)
                                                         ---------      --------
Net Cash Provided by (Used In) Financing Activities        94,363        (8,385)
                                                         ---------      --------

Increase (Decrease) in Cash and Cash Equivalents           30,468           (93)
Cash and Cash Equivalents, Beginning of Period              9,612        14,299
                                                         ---------      --------
Cash and Cash Equivalents, End of Period                 $ 40,080       $14,206
                                                         =========      ========

Noncash Investing and Financing Activities
     Contribution of net assets to partnership
           investments                                   $ 59,311       $    -
     Pacific Operations assets acquired by the
           issuance of Common Units                      $943,202       $    -
     Pacific Operations assets acquired by the
           assumption of liabilities                     $531,906       $    -



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