Form 10-Q
period 1998-09-30
KINDER MORGAN ENERGY PARTNERS L P
filed 1998-11-12
CIK 888228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998



                         Commission File Number 1-11234
                       KINDER MORGAN ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



                     Delaware                           76-0380342
         -------------------------------     -------------------------------
         (State or other jurisdiction of     (I.R.S. Employer Identification
         incorporation or organization)                  Number)


               1301 McKinney St.
                  Suite 3450
                Houston, Texas                             77010
         -------------------------------     -------------------------------
         (Address of principal executive                 (Zip Code)
                    Offices)


                                 (713) 844-9500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)





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


  The Registrant had 48,851,690 Common Units outstanding at November 11, 1998.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                        Page No.

       PART I. FINANCIAL INFORMATION


         ITEM 1. - Financial Statements (Unaudited)

            Consolidated Statement of Income - Three Months and
            Nine Months Ended September 30, 1998 and 1997                   3

            Consolidated Balance Sheet - September 30, 1998 and
            December 31, 1997                                               4

            Consolidated Statement of Cash Flows - Nine Months
            Ended September 30, 1998 and 1997                               5

            Notes to Consolidated Financial Statements                      6


         ITEM 2. - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           16


         ITEM 3. - Quantitative and Qualitative Disclosures about
                   Market Risk                                             25



      PART II. OTHER INFORMATION

         ITEM 1. - Legal Proceedings                                       26


         ITEM 2. - Changes in Securities                                   26


         ITEM 5. - Other Information                                       26


         ITEM 6. - Exhibits and Reports on Form 8-K                        26

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (In Thousands Except Per Unit Amounts)
                                   (Unaudited)

                                                                   Three Months Ended               Nine Months Ended
                                                                      September 30,                   September 30,
                                                                  1998            1997            1998            1997
                                                              --------------  -------------   --------------  -------------

Revenues                                                      $     101,900   $     17,385    $     220,685   $     52,553

Costs and Expenses
  Cost of products sold                                               2,756          1,589            5,482          5,307
  Operations and maintenance                                         24,959          3,726           43,781         10,803
  Fuel and power                                                      6,537          1,030           15,778          3,756
  Depreciation and amortization                                      11,050          2,657           25,440          7,797
  General and administrative                                         11,788          2,310           25,946          6,564
  Taxes, other than income taxes                                      3,187            758            8,173          2,284
                                                                ------------  -------------   --------------  -------------
                                                                     60,277         12,070          124,600         36,511
                                                                ------------  -------------   --------------  -------------

Operating Income                                                     41,623          5,315           96,085         16,042

Other Income (Expense)
  Earnings from equity investments                                    5,810          1,729           16,417          4,184
  Interest, net                                                      (9,613)        (2,899)         (27,386)        (9,174)
  Other, net                                                         (2,089)           (11)          (4,631)             6
Minority Interest                                                      (447)           (37)            (924)          (101)
                                                                ------------  -------------   --------------  -------------

Income Bef. Income Taxes and Extraordinary charge                    35,284          4,097           79,561         10,957

Income Tax Expense                                                      168            343              168            909
                                                                ------------  -------------   --------------  -------------

Income Before Extraordinary charge                                   35,116          3,754           79,393         10,048

Extraord. charge on early extinguishment of debt                          -              -          (13,611)             -
                                                                ============  =============   ==============  =============
Net Income                                                    $      35,116 $        3,754  $        65,782 $       10,048
                                                                ============  =============   ==============  =============

Calculation of Limited Partners' Interest in Net Income:
Income Before Extraordinary Charge                            $      35,116 $        3,754  $        79,393 $       10,048
Less: General Partner's interest in Net Income                      (10,031)        (1,072)         (22,458)        (2,115)
                                                                ------------  -------------   --------------  -------------
Limited Partners' Net Income bef. extraord. charge                   25,085          2,682           56,935          7,933
Less:  Extraord. charge on early exting. of debt                          -              -          (13,611)             -
                                                                ============  =============   ==============  =============
Limited Partners' Net Income                                  $      25,085 $        2,682  $        43,324 $        7,933
                                                                ============  =============   ==============  =============

Net Income per Unit before extraordinary charge               $        0.52 $         0.20  $          1.53 $         0.60
                                                                ============  =============   ==============  =============

Net Income per Unit                                           $        0.52 $         0.20  $          1.17 $         0.60
                                                                ============  =============   ==============  =============

Number of Units used in Computation                                  47,837         13,482           37,180         13,176
                                                                ============  =============   ==============  =============

 The accompanying notes are an integral part of these consolidated financial statements.


              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)

                                                      (Unaudited)
                                                     September 30,       December 31,
                                                         1998                1997
                                                   -----------------   -----------------

ASSETS

Current Assets
   Cash and cash equivalents                       $         48,256    $          9,612
   Accounts receivable (net of allowance
     for doubtful accounts)                                  33,129               8,569

   Inventories
   Products                                                   2,372               1,901
   Materials and supplies                                     2,570               1,710
                                                   -----------------   -----------------
                                                             86,327              21,792
                                                   -----------------   -----------------

Property, Plant and Equipment, at cost                    1,853,706             290,620
   Less accumulated depreciation                             62,558              45,653
                                                   -----------------   -----------------
                                                          1,791,148             244,967
                                                   -----------------   -----------------

Equity Investments                                          237,721              31,711
                                                   -----------------   -----------------

Deferred Charges and Other Assets                            19,208              14,436
                                                   =================   =================
TOTAL ASSETS                                       $      2,134,404    $        312,906
                                                   =================   =================


LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
   Accounts payable                                $         18,333    $          4,930
   Accrued liabilities                                       24,030               3,585
   Accrued benefits                                          17,638                   -
   Accrued taxes                                              6,171               2,861
                                                   -----------------   -----------------
                                                             66,172              11,376
                                                   -----------------   -----------------

Long-Term Liabilities and Deferred Credits
   Long-term debt                                           564,563             146,824
   Other                                                    105,929               2,997
                                                   -----------------   -----------------
                                                            670,492             149,821
                                                   -----------------   -----------------

Minority Interest                                            19,221               1,485
                                                   -----------------   -----------------
Partners' Capital
   Common Units                                           1,367,345             146,840
   General Partner                                           11,174               3,384
                                                   -----------------   -----------------
                                                          1,378,519             150,224
                                                   -----------------   -----------------
                                                   =================   =================
TOTAL LIABILITIES AND PARTNERS' CAPITAL            $      2,134,404    $        312,906
                                                   =================   =================

 The accompanying notes are an integral part of these consolidated financial statements.


              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                       1998              1997
                                                                                  ----------------   -------------
Cash Flows From Operating Activities
Reconciliation of net income to net cash
provided by operating activities
    Net income                                                                    $        65,782    $     10,048
    Extraordinary charge on early extinguishment of debt                                   13,611               -
    Depreciation and amortization                                                          25,440           7,797
    Earnings from equity investments                                                      (16,417)         (4,184)
    Distributions from equity investments                                                  12,248           6,425
    Changes in components of working capital, and Other, net                               12,539           5,357
    El Paso Settlement                                                                     (8,000)              -
                                                                                  ----------------   -------------
Net Cash Provided by Operating Activities                                                 105,203          25,443
                                                                                  ----------------   -------------

Cash Flows From Investing Activities
    Acquisitions of assets                                                                (74,706)        (22,184)
    Additions to property, plant and equipment for
        expansion and maintenance projects                                                (23,529)         (4,378)
    Sale of property, plant and equipment                                                      46              33
    Contributions to equity investments                                                  (136,192)         (1,900)
                                                                                  ----------------   -------------
Net Cash Used in Investing Activities                                                    (234,381)        (28,429)
                                                                                  ----------------   -------------

Cash Flows From Financing Activities
    Issuance of debt                                                                      415,089          38,100
    Payment of debt                                                                      (375,235)        (58,014)
    Increase in restricted cash                                                                 -          (5,167)
    Unit registration costs                                                                  (289)              -
    Cost of refinancing long-term debt                                                    (16,471)              -
    Proceeds from issuance of common units                                                212,303          33,919
    Contributions from General Partner's Minority Interest                                 12,488               -
    Distributions to partners
      Common Units                                                                        (61,624)        (14,712)
      General Partner                                                                     (17,362)         (1,163)
      Minority Interest                                                                    (1,077)           (162)
    Other, net                                                                                  -            (661)
                                                                                  ----------------   -------------
Net Cash Provided by (Used In) Financing Activities                                       167,822          (7,860)
                                                                                  ----------------   -------------

Increase (Decrease) in Cash and Cash Equivalents                                           38,644         (10,846)
Cash and Cash Equivalents, Beginning of Period                                              9,612          14,299
                                                                                  ================   =============
Cash and Cash Equivalents, End of Period                                          $        48,256    $      3,453
                                                                                  ================   =============

Noncash Investing and Financing Activities
 Contribution of net assets to partnership investments                            $        59,341    $          -
 Assets acquired by the issuance of Common Units                                  $     1,003,202    $          -
 Assets acquired by the assumption of liabilities                                 $       554,182    $          -

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

2. Acquisitions and Joint Ventures

      Santa Fe

      Kinder Morgan Operating L.P. "D" ("OLP-D"), a Delaware limited partnership, acquired on March 6, 1998, 99.5% of SFPP, L.P. ("SFPP"), the operating partnership of Santa Fe Pacific Pipeline Partners, L.P. ("Santa Fe"). The transaction was accounted for under the purchase method of accounting and was valued at more than $1.4 billion inclusive of liabilities assumed. The Partnership acquired the interest of Santa Fe's common unit holders in SFPP in exchange for approximately 26.6 million Common Units (1.39 Common Units of the Partnership for each Santa Fe common unit). The Partnership paid $84.4 million to Santa Fe Pacific Pipelines, Inc. (the "former SF General Partner") in exchange for the general partner interest in Santa Fe. The $84.4 million was borrowed under the Loan Facility (see Note 5). Also on March 6, 1998, SFPP redeemed from the former SF General Partner a .5% interest in SFPP for $5.8 million. The redemption was paid from SFPP's cash reserves. After the redemption, the former SF General Partner continues to own a .5% special limited partner interest in SFPP.

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

      Hall-Buck Marine, Inc.

      On August 13, 1998, the Partnership announced that it had completed its acquisition of Hall-Buck Marine, Inc. ("Hall-Buck") for approximately $100 million. Hall-Buck, headquartered in Sorrento, Louisiana, is one of the nation's largest independent operators of dry bulk terminals, operating twenty terminals on the Mississippi River, the Ohio River, and the Pacific Coast. In addition, Hall-Buck owns all of the common stock of River Consulting Incorporated, a nationally recognized leader in the design and construction of bulk material facilities and port related structures.

      The $100 million of consideration consisted of approximately 2.1 million Common Units and assumed indebtedness of $23 million. After the acquisition, the Partnership changed the name of Hall-Buck Marine, Inc. to Kinder Morgan Bulk Terminals, Inc. and, going forward, included its activity as part of the Bulk Terminals business segment.

      Cardlock Fuel System, Inc.

      On August 26, 1998, the Partnership announced that it had signed a series of definitive agreements to form a joint venture with Cardlock Fuels System, Inc ("CFS"), an affiliate of Southern Counties Oil Co., for the purpose of constructing unattended, automated fueling stations adjacent to the Partnership's terminal facilities within its Pacific Operations. The Partnership will provide the terminal sites, and CFS will contribute its unattended, automated fueling station expertise including marketing and electronic transaction processing services. The joint venture will select at least three sites to commence activity on immediately. The joint venture has a target of up to ten sites within the next three years.

      Plantation Pipe Line Company

      On September 15, 1998, the Partnership announced that it had completed the acquisition of a 24% interest in Plantation Pipe Line Company for $110 million. Plantation Pipe Line Company owns and operates a 3,100 mile pipeline system throughout the southeastern United States which serves as a common carrier of refined petroleum products to various metropolitan areas, including Atlanta, Georgia; Charlotte, North Carolina; and the Washington, D.C. area. The Partnership will account for its investment in Plantation Pipe Line Company under the equity method of accounting and include its activity as part of the Mid-Continent Operations.

      Pro Forma Information

      The following summarized unaudited Pro Forma Consolidated Income Statement information for the nine months ended September 30, 1998 and 1997, assumes the Partnership's acquisition of SFPP and its interest in Shell CO2 Company had occurred as of January 1, 1997. The unaudited Pro Forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if the Partnership had acquired the assets of SFPP and its interest in Shell CO2 Company on the dates indicted or which will be attained in the future.

      Net Income for each of the Pro Forma periods does not include the annualized effects of all the cost saving measures the company has achieved since its acquisition of SFPP. Amounts presented below are in thousands, except for per Common Unit amounts:
                                                          Pro Forma
                                                      Nine Months Ended
                                                         September 30,
Income Statement                                        1998      1997
                                                  ----------------------
Revenues                                             $259,932   $235,174
  Operating Income                                   $111,226    $94,637
  Net Income before extraordinary charge              $88,473    $59,708
  Net Income                                          $74,862    $59,708
  Net Income per Common Unit before extraord. charge    $1.46      $1.34
  Net Income per Common Unit                            $1.14      $1.34

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

      If the Initial Decision is affirmed in current form by the FERC, the Partnership estimates that the total reparations and interest that would be payable approximate the reserves that have been recorded as of September 30, 1998. The Partnership also estimates that the Initial Decision, in its current form, and if also applied to the Sepulveda Line and the Watson station rates, would reduce prospective revenues by approximately $8 million annually, the same rate at which the Partnership is currently accruing its reserve.

      California Public Utilities Commission Proceeding

      A complaint was filed on April 7, 1997 with the California Public Utilities Commission ("CPUC") challenging rates charged by SFPP for intrastate transportation of refined petroleum products. SFPP filed responsive testimony defending the justness and reasonableness of its rates. On June 18, 1998, a CPUC Administrative Law Judge issued a proposed decision, finding that the evidence of record did not support complainants' claim that rates charged for service within the State of California by SFPP are unjust or unreasonable under the California Public Utilities Code. In light of his findings, the Judge dismissed the complaints filed against SFPP. On August 6, 1998, the CPUC affirmed the proposed decision of its Administrative Law Judge and dismissed the complaints. On October 6, 1998, the complainants filed an application for rehearing with the CPUC. SFPP responded to the rehearing application. The rulings are pending before the CPUC for disposition.

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

4.  Distributions

      On August 14, 1998, the Partnership paid a cash distribution for the quarterly period ended June 30, 1998, of $0.63 per Common Unit. The distribution was declared on July 15, 1998, payable to unitholders of record as of July 31, 1998.

      On October 14, 1998, the Partnership declared a cash distribution for the quarterly period ended September 30, 1998, of $0.63 per Common Unit. The distribution will be paid on or before November 13, 1998, to unitholders of record as of October 31, 1998.

5. Long-Term Debt

      In February 1998, the Partnership entered into a $325 million revolving credit facility (Loan Facility) expiring in February 2005. The Loan Facility has an outstanding balance of $185 million at September 30, 1998. On June 12, 1998, the Partnership received $212.30 million from an equity offering of approximately 6.1 million Common Units, which was primarily used to pay down long-term debt related to the Loan Facility. The Loan Facility provides for principal payments equal to the amount by which the outstanding balance is in excess of the amount available, which reduces quarterly commencing in May 2000. The Loan Facility also provides, at the Partnership's option, a floating interest rate equal to either the administrative agent's base rate (but not less than the Federal Funds Rate plus .5% per year) or LIBOR plus a margin ranging from .75% to 1.5% per year based on the Partnership's ratio of funded indebtedness to cash flow, as defined in the Loan Facility. The Loan Facility contains certain restrictive covenants including, but not limited to, the incurrence of additional indebtedness, the making of investments, and making cash distributions other than quarterly distributions from available cash as provided by the Partnership Agreement. The Partnership has used the proceeds from the Loan Facility to refinance the existing first mortgage notes, including a prepayment premium, to fund the cash investments in Shell CO2 Company and Plantation Pipe Line Company, to refinance the debt associated with the Hall-Buck acquisition, and to fund the acquisition of the general partner interest in Santa Fe (Note 2). The prepayment premium and the write-off of the associated unamortized debt issue costs are reflected as an extraordinary charge in the accompanying condensed consolidated statement of income.

      SFPP's long-term debt primarily consists of its Series E and Series F first mortgage notes and a bank credit facility. At September 30, 1998, the outstanding balances under the Series E notes, Series F notes, and bank credit facility were $32.5 million, $244.0 million, and $78.5 million, respectively. The annual interest rate on the Series E and Series F notes is 10.25% and 10.70%, respectively, the maturity is December 1998 and December 2004, respectively, and interest is payable semiannually in June and December. The Partnership intends to refinance the Series E notes on a long-term basis upon their maturity and therefore, has included them in long-term debt. The Series F notes are payable in annual installments of $31.5 million in 1999, $32.5 million in 2000, $39.5 million in 2001, $42.5 million in 2002, and $37.0 million in 2003. The first mortgage notes may also be prepaid beginning in 1999 in full or in part at a price equal to par plus, in certain circumstances, a premium. The first mortgage notes are secured by mortgages on substantially all of the properties of SFPP (the Mortgaged Property). The notes contain certain covenants limiting the amount of additional debt or equity that may be issued and limiting the amount of cash distributions, investments, and property dispositions. The bank credit facility provides for borrowings of up to $175 million due in August 2000 and interest, at a short-term Eurodollar rate, payable quarterly. Borrowings ($78.5 million at September 30, 1998) under this facility are also secured by the Mortgaged Property and are generally subject to the same terms and conditions as the first mortgage notes.

      On November 6, 1998, the Partnership filed with the SEC a shelf registration statement with respect to the sale from time to time of up to $600 million in debt and/or equity securities. The Partnership is contemplating the issuance of up to $300 million in medium-term senior notes. These public debt securities will be guaranteed on a full, unconditional, and joint and several basis by all of the Partnership's consolidating subsidiaries, excluding SFPP, so long as any other debt obligations of the Partnership are guaranteed by such subsidiaries. SFPP, which was acquired March 6, 1998, will not be guaranteeing the public debt securities. Kinder Morgan Energy Partners, L.P., the parent company, has operations from only investments in its subsidiaries. The following discloses the consolidating financial information for the Partnership:


                        CONSOLIDATING STATEMENT OF INCOME
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                     (In Thousands Except Per Unit Amounts)
                                   (Unaudited)

                                          Kinder Morgan      Combined         Combined
                                              Energy         Guarantor      Nonguarantor
                                           Partners, LP        Subs.            Subs.           Elims         Consolidated
                                          ---------------  --------------   --------------  ---------------  ---------------

Revenues                                  $            -   $      33,295    $      68,605   $            -   $      101,900

Costs and Expenses
  Cost of products sold                                -           2,756                -                -            2,756
  Operations and maintenance                           -          15,932            9,027                -           24,959
  Fuel and power                                       -           1,386            5,151                -            6,537
  Depreciation and amortization                        -           3,427            7,623                -           11,050
  General and administrative                           -           3,110            8,678                -           11,788
  Taxes, other than income taxes                       -             952            2,235                -            3,187
                                          ---------------  --------------   --------------  ---------------  ---------------
                                                       -          27,563           32,714                -           60,277
                                          ---------------  --------------   --------------  ---------------  ---------------

Operating Income                                       -           5,732           35,891                -           41,623

Other Income (Expense)
  Earnings from equity investments                35,114          31,823              322          (61,449)           5,810
  Interest, net                                        2          (1,802)          (7,813)               -           (9,613)
  Other, net                                           -            (157)          (1,932)               -           (2,089)
Minority Interest                                      -              44                -             (491)            (447)
                                          ---------------  --------------   --------------  ---------------  ---------------

Inc Bef. Taxes and Extraord charge                35,116          35,640           26,468          (61,940)          35,284

Income Tax Expense                                     -             168                -                -              168
                                          ---------------  --------------   --------------  ---------------  ---------------

Income Before Extraordinary charge                35,116          35,472           26,468          (61,940)          35,116

Extraordinary charge on early
  extinguishment of debt                               -               -                -                -                -
                                          ===============  ==============   ==============  ===============  ===============
Net Income                                $       35,116   $      35,472    $      26,468   $      (61,940)  $       35,116
                                          ===============  ==============   ==============  ===============  ===============

                        CONSOLIDATING STATEMENT OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                     (In Thousands Except Per Unit Amounts)
                                   (Unaudited)

                                          Kinder Morgan      Combined         Combined
                                              Energy         Guarantor      Nonguarantor
                                           Partners, LP        Subs.            Subs.           Elims         Consolidated
                                          ---------------  --------------   --------------  ---------------  ---------------

Revenues                                  $            -   $      65,821    $     154,864   $            -   $      220,685

Costs and Expenses
  Cost of products sold                                -           5,482                -                -            5,482
  Operations and maintenance                           -          23,502           20,279                -           43,781
  Fuel and power                                       -           4,319           11,459                -           15,778
  Depreciation and amortization                        -           8,042           17,398                -           25,440
  General and administrative                           -           7,507           18,439                -           25,946
  Taxes, other than income taxes                       -           2,200            5,973                -            8,173
                                          ---------------  --------------   --------------  ---------------  ---------------
                                                       -          51,052           73,548                -          124,600
                                          ---------------  --------------   --------------  ---------------  ---------------

Operating Income                                       -          14,769           81,316                -           96,085

Other Income (Expense)
  Earnings from equity investments                65,745          74,915              498         (124,741)          16,417
  Interest, net                                       41          (9,312)         (18,115)               -          (27,386)
  Other, net                                           -            (225)          (4,406)               -           (4,631)
Minority Interest                                      -              43                -             (967)            (924)
                                          ---------------  --------------   --------------  ---------------  ---------------

Inc Bef. Taxes and Extraord charge                65,786          80,190           59,293         (125,708)          79,561

Income Tax Expense                                     -             168                -                -              168
                                          ---------------  --------------   --------------  ---------------  ---------------

Income Before Extraordinary charge                65,786          80,022           59,293         (125,708)          79,393

Extraordinary charge on early
  extinguishment of debt                              (4)        (13,607)               -                -          (13,611)
                                          ===============  ==============   ==============  ===============  ===============
Net Income                                $       65,782   $      66,415    $      59,293   $     (125,708)  $       65,782
                                          ===============  ==============   ==============  ===============  ===============

                           CONSOLIDATING BALANCE SHEET
                              AT SEPTEMBER 30, 1998
                                 (In Thousands)
                                   (Unaudited)

                                       Kinder Morgan       Combined          Combined
                                          Energy           Guarantor       Nonguarantor
                                       Partners, LP          Subs.             Subs.              Elims          Consolidated
                                      ----------------  ----------------  ----------------  ------------------  ----------------

ASSETS

Current Assets
   Cash and cash equivalents          $            48   $        21,449   $        26,759   $               -   $        48,256
   Accounts receivable (net of
     allow. for doubtful accts)                11,718            17,682            34,484             (30,755)           33,129
   Inventories
   Products                                         -             1,583               789                   -             2,372
   Materials and supplies                           -             1,780               790                   -             2,570
                                      ----------------  ----------------  ----------------  ------------------  ----------------
                                               11,766            42,494            62,822             (30,755)           86,327
                                      ----------------  ----------------  ----------------  ------------------  ----------------

Prop., Plant and Equip, at cost                     -           332,393         1,521,313                   -         1,853,706
   Less accumulated deprec.                         -            43,148            19,410                   -            62,558
                                      ----------------  ----------------  ----------------  ------------------  ----------------
                                                    -           289,245         1,501,903                   -         1,791,148
                                      ----------------  ----------------  ----------------  ------------------  ----------------

Equity Investments                          1,370,377         1,278,523            10,164          (2,421,343)          237,721
                                      ----------------  ----------------  ----------------  ------------------  ----------------

Long-Term note receivables                    185,231                 -                 -            (185,231)                -
                                      ----------------  ----------------  ----------------  ------------------  ----------------

Def. Charges and Other Assets                   2,621            13,320             3,267                   -            19,208
                                      ================  ================  ================  ==================  ================
TOTAL ASSETS                          $     1,569,995   $     1,623,582   $     1,578,156   $      (2,637,329)  $     2,134,404
                                      ================  ================  ================  ==================  ================


LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
   Accounts payable                   $         5,478   $        22,242   $        21,368 $           (30,755)  $        18,333
   Accrued liabilities                            998             1,694            21,338                   -            24,030
   Accrued benefits                                 -                 -            17,638                   -            17,638
   Accrued taxes                                    -               867             5,304                   -             6,171
                                      ----------------  ----------------  ----------------  ------------------  ----------------
                                                6,476            24,803            65,648             (30,755)           66,172
                                      ----------------  ----------------  ----------------  ------------------  ----------------

Long-Term Liabilities and Def. Credits
   Long-term debt                             185,000           209,245           355,549            (185,231)          564,563
   Other                                            -             5,218           100,711                   -           105,929
                                      ----------------  ----------------  ----------------  ------------------  ----------------
                                              185,000           214,463           456,260            (185,231)          670,492
                                      ----------------  ----------------  ----------------  ------------------  ----------------

Minority Interest                                   -                 -                 -              19,221            19,221
                                      ----------------  ----------------  ----------------  ------------------  ----------------

Partners' Capital
  Limited Partner Interests                         -         1,370,376                 -          (1,370,376)                -
  General Partner Interests                         -                 -         1,050,967          (1,050,967)                -
  Special LP Interests                              -                 -             5,281              (5,281)                -
  Common Units                              1,367,345                 -                 -                   -         1,367,345
  Kinder Morgan General Partner                11,174            13,940                 -             (13,940)           11,174
                                      ----------------  ----------------  ----------------  ------------------  ----------------
                                            1,378,519         1,384,316         1,056,248          (2,440,564)        1,378,519
                                      ----------------  ----------------  ----------------  ------------------  ----------------
                                      ================  ================  ================  ==================  ================
TOTAL LIAB. AND CAPITAL               $     1,569,995   $     1,623,582   $     1,578,156   $      (2,637,329)  $     2,134,404
                                      ================  ================  ================  ==================  ================


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (In Thousands)
                                   (Unaudited)

                                                 Kinder Morgan       Combined        Combined
                                                     Energy         Guarantor      Nonguarantor
                                                  Partners, LP        Subs.            Subs.           Elims         Consolidated
                                                 ---------------  ---------------  --------------  ---------------  ---------------

Cash Flows From Operating Activities
Reconciliation of net income to net cash
provided by operating activities
 Net income                                      $       65,782   $       66,415   $      59,293   $     (125,708)  $       65,782
 Extraordinary charge on early
   extinguishment of debt                                     4           13,607               -                -           13,611
 Depreciation and amortization                                -            8,042          17,398                -           25,440
 Earnings from equity investments                       (65,745)         (74,915)           (498)         124,741          (16,417)
 Distributions from equity investments                   77,636           69,005               -         (134,393)          12,248
 Changes in components
   of working capital, and Other, net                  (187,356)         194,442           4,486              967           12,539
 El Paso Settlement                                           -                -          (8,000)               -           (8,000)
Net Cash Provided by (Used in)
                                                 ---------------  ---------------  --------------  ---------------  ---------------
  Operating Activities                                 (109,679)         276,596          72,679         (134,393)         105,203
                                                 ---------------  ---------------  --------------  ---------------  ---------------

Cash Flows From Investing Activities
 Acquisitions of assets                                    (225)         (95,980)         21,499                -          (74,706)
 Adds to prop, plant and equip. for
   expansion and maintenance projects                         -          (13,683)         (9,846)               -          (23,529)
 Sale of property, plant and equipment                        -               26              20                -               46
 Contributions to equity investments                          -         (135,701)           (491)               -         (136,192)
Net Cash Provided by (Used in)
                                                 ---------------  ---------------  --------------  ---------------  ---------------
  Investing Activities                                     (225)        (245,338)         11,182                -         (234,381)
                                                 ---------------  ---------------  --------------  ---------------  ---------------

Cash Flows From Financing Activities
 (Incr)/Decr in notes receivables                      (205,262)               -               -          205,262                -
 Issuance of debt                                       407,000          218,038              89         (210,038)         415,089
 Payment of debt                                       (222,000)        (157,863)           (148)           4,776         (375,235)
 Unit registration costs                                   (289)               -               -                -             (289)
 Cost of refinancing long-term debt                      (2,864)         (13,607)              -                -          (16,471)
 Proceeds from issuance of common units                 212,303                -               -                -          212,303
 Contributions from GP's Interest                             -           12,488               -                -           12,488
 Distributions to partners                                                                                                       -
  Limited Partner Interests                                   -          (77,635)              -           77,635                -
  General Partner Interests                                   -                -         (56,758)          56,758                -
  Special LP Interests                                        -                -            (285)             285                -
  Common Units                                          (61,624)               -               -                -          (61,624)
  Kinder Morgan General Partner                         (17,362)            (792)              -              792          (17,362)
  Minority Interest                                           -                -               -           (1,077)          (1,077)
Net Cash Provided by (Used in)
                                                 ---------------  ---------------  --------------  ---------------  ---------------
  Financing Activities                                  109,902          (19,371)        (57,102)         134,393          167,822
                                                 ---------------  ---------------  --------------  ---------------  ---------------

Incr/(Decr) in Cash and Cash Equivs.                         (2)          11,887          26,759                -           38,644
Cash and Cash Equivs., Beg. of Per.                          50            9,562               -                -            9,612
                                                 ===============  ===============  ==============  ===============  ===============
Cash and Cash Equivs., End of Per.               $           48   $       21,449   $      26,759   $            -   $       48,256
                                                 ===============  ===============  ==============  ===============  ===============

6. Partners' Capital

      At December 31, 1997 and September 30, 1998, Partners' capital consisted of 13,249,200 and 47,989,690 Common Units, respectively, held by third parties and 862,000 Common Units held by the General Partner. Together, these 14,111,200 Common Units at December 31, 1997 and 48,851,690 Common Units at September 30, 1998 represent the limited partners' interest and an effective 98% economic interest in the Partnership, exclusive of the incentive distribution. On June 12, 1998, the Partnership issued 6,070,578 Common Units in a public offering and on August 13, 1998, the Partnership issued 2,121,033 Common Units to acquire Hall-Buck Marine, Inc. In connection with the Hall-Buck acquisition, the General Partner contributed $750,748 to OLP-C.

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

      Incentive distributions paid to the General Partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. The Partnership's cash distribution of $0.63 per Common Unit paid on August 14, 1998 for the second quarter of 1998 required an incentive distribution to the General Partner of $9,352,984. The Partnership's cash distribution of $0.50 per Common Unit for the same period of the prior year required an incentive distribution to the General Partner of $964,600. The increased incentive distribution reflects the increased distribution of $0.13 per Common Unit and the issuance of additional Common Units since June 30, 1997.

      The Partnership's declared distribution for the third quarter of 1998 of $0.63 per Common Unit will result in an incentive distribution to the General Partner of $9,777,501. This compares to the Partnership's cash distribution of $0.50 per Common Unit and incentive distribution to the General Partner of $1,045,442 for the third quarter of 1997. The increase in the 1998 third quarter incentive distribution over the distribution paid for the third quarter of 1997 is a result of the $0.13 increase in the distribution per Common Unit as well as the higher number of Common Units outstanding on September 30, 1998.

7. Subsequent Events

      On October 1, 1998, the Partnership announced that it had acquired ST Services' ("ST") Imperial, California refined petroleum products terminal for $1.1 million in cash, effective July 1, 1998. As part of the transaction, ST will acquire the Partnership's idled Stockton, California terminal.

      The Partnership, prior to the acquisition, owned and operated twenty refined petroleum product tanks at the Imperial Site with a combined capacity of 339,000 barrels together with two truck loading racks. The Imperial Terminal acquisition will add six refined petroleum product tanks with a combined capacity of 120,000 barrels and two additional loading racks.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations

Third Quarter 1998 Compared With Third Quarter 1997

      The Partnership's net income increased to $35.12 million in the third quarter of 1998 compared to $3.75 million in the third quarter of 1997. The increase resulted primarily from the inclusion of earnings attributable to the Pacific Operations (formerly Santa Fe Pacific Pipeline Partners, "SFPP"), which were acquired March 6, 1998. In addition, the Partnership reported higher earnings from each of the other two reportable business segments: Mid-Continent Operations and Bulk Terminals. Higher overall quarterly earnings were partially offset by higher debt expense and higher general and administrative expenses. Increases in both categories of expense were likewise related to new acquisitions and investments made by the Partnership.

      The Pacific Operations reported quarterly net income of $42.96 million from total revenues of $68.61 million. The amounts reflect strong demand for gasoline, jet fuel, and diesel fuel in the Partnership's West Coast markets.

      The Mid-Continent Operations' earnings increased 27% to $7.68 million in 1998 compared to $6.04 million in 1997. Mid-Continent Operations consist of the North System, the Cypress Pipeline, the Partnership's equity investments in Shell CO2 Company, Plantation Pipe Line Company, and Mont Belvieu Associates, and the operating lease agreement at the Painter Plant. Earnings attributable to CO2 activity increased 63% to $3.76 million in the third quarter of 1998 compared to the same period last year. This was due to higher returns from the Partnership's equity investment in Shell CO2 Company. Third quarter earnings attributable to the Partnership's other Mid-Continent equity investments increased 70% over the amounts reported from the third quarter last year. Third quarter 1998 pipeline earnings and revenues were down compared to the third quarter of 1997 due to a 4% decrease in average tariff rates and a slight decrease (1%) in barrels transferred. Total quarterly revenues for the segment were $8.49 million in 1998 compared to $12.44 million last year. The decrease was chiefly due to Central Basin Pipeline being accounted for under the equity method in 1998.

      Earnings from the Bulk Terminals segment for the third quarter of 1998 were $6.24 million compared to $2.83 million in the comparable period in 1997. The Bulk Terminals segment includes dry bulk terminal activity, the Cora and Grand Rivers coal terminal facilities, and the energy services provided by the Red Lightning business unit. The 1998 results include the earnings of the coal and dry bulk terminal activity acquired from Hall-Buck Marine, Inc. on August 13, 1998. Excluding this acquisition, third quarter income from the Partnership's coal terminals increased 19% over the same period last year. Higher overall segment earnings were partially offset by lower operating margins from coal marketing activity. The segment reported revenues of $24.81 million in 1998 compared to revenues of $4.97 million in the third quarter of 1997. Excluding the results of the acquired business, segment revenues increased $3.66 million (74%) in the third quarter of 1998 over the same quarter of 1997. This was primarily due to a 69% increase in coal tons transferred, the inclusion of a full quarter of operations from the Grand Rivers coal terminal, and higher coal marketing revenues.

      Operating statistics for the third quarter are as follows:

                                                   Third Quarter
                                                 1998        1997
                                                 ----------------
      Pacific Operations
            Delivery Volumes(MMBbls)              99.4           -
            Average Tariff ($/Bbl)               $0.63           -

      Mid-Continent Operations *
            Delivery Volumes (MMBbls)             10.4        10.5
            Average Tariff ($/Bbl)               $0.67       $0.70

      Bulk Terminals
            Transport Volumes (MM Tons)            8.8         2.3


      Earnings contribution by business segment for the third quarter is as follows:

                   Earnings Contribution by Business Segment**
                                   (Unaudited)
                                 (In Thousands)

                                                      Third Quarter
                                                    1998        1997
                                                    ----------------

      Pacific Operations                         $42,959           -

      Mid-Continent Operations                    $7,681      $6,041

      Bulk Terminals                              $6,242      $2,826

      ------------------------------------------------------------------------
      *   North System and Cypress only.

      ** Excludes general and administrative expenses, debt costs, and minority interest. Includes the results of acquired operations from the date of acquisition.

      Cost of products sold increased to $2.76 million in the quarter ended September 30, 1998 compared to $1.59 million in the same period of 1997. The 74% increase was the result of increased purchase/sale contracts from coal marketing activities. Overall higher cost of products sold was partially offset by excluding costs related to the Central Basin Pipeline, which was transferred to Shell CO2 Company in March 1998 and subsequently accounted for under the equity method.

      Fuel and power expenses increased to $6.54 million in 1998 compared to $1.03 million in 1997. Excluding the $5.24 million in expense reported by the assets acquired in 1998 (Pacific Operations and dry bulk terminals), fuel and power expense increased 26% in 1998, primarily due to higher average electricity rates and higher coal volumes transferred by the Bulk Terminals segment.

      Operating and maintenance expenses, combined with general and administrative expenses, were $36.75 million in the third quarter of 1998. This amount compares to $6.04 million in the third quarter of 1997. The increase was attributable to higher operating expenses resulting from increased coal activity and to general and administrative costs associated with new acquisitions made by the Partnership.

      Depreciation and amortization expense increased to $11.05 million in 1998 compared to $2.66 million in 1997. The increase was attributable to the expenses associated with acquired assets, which reported depreciation and amortization expense of $8.58 million in the quarter.

      Taxes, other than income taxes, increased $2.43 million in the third quarter of 1998 compared to the same quarter last year. The increase was attributable to the inclusion of the Pacific Operations and the dry bulk terminals, which reported taxes, other than income of $2.24 million and $0.27 million, respectively, in the quarter ended September 30, 1998.

      Equity in earnings of partnerships for the quarter ended September 30, 1998 increased $4.08 million over the amount reported in the third quarter of 1997. This resulted primarily from the recognition of $3.63 million of earnings from the Partnership's equity investment in Shell CO2 Company and $0.62 million of earnings from the Partnership's equity investment in Plantation Pipe Line Company.

      Net interest expense increased $6.71 million in the third quarter of 1998 compared to last year primarily due to debt assumed by the Partnership as part the acquisition of the Pacific Operations.

      Other net income and expense decreased $2.08 million in 1998 compared to 1997. The decrease was primarily due to expense accruals made for the FERC Rate Case reserve established for the Pacific Operations.

      Minority interest expense increased $0.41 million for the quarter ended September 30, 1998 when compared to the same quarter of 1997. The increase was the result of earnings attributable to SFPP (Pacific Operations) as well as to higher overall Partnership net income.

      Income tax expense decreased $0.18 million in the third quarter of 1998 when compared to the third quarter of 1997. This was due to a $0.36 million tax benefit resulting from the change in ownership of the Mont Belvieu Fractionator interest to a non-corporate entity, partially offset by $0.23 million in taxes realized from the equity investment in Plantation Pipe Line Company.

Nine Months Ended Sept. 30, 1998 Compared With Nine Months Ended Sept. 30, 1997

      For the nine months ended September 30, 1998, the Partnership reported $79.39 million as net income before extraordinary charge. This amount compares to $10.05 million reported as net income for the same period of 1997.

      The Pacific Operations business segment reported earnings of $95.85 million since March 6, 1998. Business segment earnings do not include Partnership expenses related to general and administrative costs or debt costs. Excluding the Pacific Operations' segment income (from revenue of $154.86 million), the Partnership reported a 48% increase in earnings from its remaining business segments: Mid-Continent Operations and Bulk Terminals. Higher overall earnings in the first nine months of 1998 were partially offset by higher debt expense and higher general and administrative expenses.

      The Mid-Continent Operations reported earnings of $24.97 million for the first nine months of 1998 compared to $17.32 million for the same period last year. The increase was mainly due to higher earnings from CO2 activities. Due to the Partnership's investment in Shell CO2 Company, earnings from CO2 operations were $11.83 million in 1998 compared to $5.51 million in 1997. In addition, nine month earnings from the Partnership's investment in the Mont Belvieu Fractionator increased 70% ($1.51 million) over last year primarily due to favorable income tax adjustments. The overall increase in segment earnings was partially offset by a decrease in pipeline income from last year. Warmer weather resulted in lower transport volumes and lower average tariff rates. Excluding the results of the Central Basin Pipeline, which were reported under the equity method in 1998, pipeline revenue and income were $25.09 million and $9.20 million, respectively, for the first nine months of 1998. This compared to revenues and income of $28.44 million and $10.22 million, respectively, for the same period last year.

      Earnings from the Bulk Terminals segment equaled $12.60 million in the first nine months of 1998 compared to $8.06 million in the same period of 1997. Amounts for 1998 include the dry bulk terminal businesses acquired from Hall-Buck Marine Inc. on August 13, 1998. Excluding these acquired assets, the segment's 1998 earnings increase was primarily due to the inclusion of the Grand Rivers coal terminal, which was acquired in September, 1997, as well as increased earnings from coal marketing activity. Segment revenues, excluding the acquired assets, were $22.80 million for the first nine months of 1998 versus $12.95 million for the same period in 1997. This 76% increase reflects the addition of the Grand Rivers terminal as well as higher operating revenues realized from marketing activity.

      Operating statistics for the first nine months of 1998 and 1997 are as follows:

                                          Nine Months Ended September 30,
                                                 1998        1997
                                                 ----------------
      Pacific Operations
            Delivery Volumes(MMBbls)             228.7          -
            Average Tariff ($/Bbl)               $0.63          -

      Mid-Continent Operations *
            Delivery Volumes (MMBbls)             32.7       32.1
            Average Tariff ($/Bbl)               $0.69      $0.75

      Bulk Terminals
            Transport Volumes (MM Tons)           14.9        6.2



     Earnings contribution by business segment for the first nine months of 1998 and 1997 is as follows:

                   Earnings Contribution by Business Segment**
                                   (Unaudited)
                                 (In Thousands)


                                             Nine Months Ended September 30,
                                                    1998        1997
                                                    ----------------


      Pacific Operations **                      $95,847          -

      Mid-Continent Operations                   $24,971     $17,315

      Bulk Terminals                             $12,601      $8,063

      ------------------------------------------------------------------------

      *   North System and Cypress only.

      ** Excludes general and administrative expenses, debt costs, and minority interest. Includes the results of acquired operations from the date of acquisition.



      Cost of products sold increased 3% to $5.48 million in 1998 compared to $5.31 million in 1997. Lower purchase/sale contracts reported by the Mid-Continent segment were offset by higher cost of goods sold incurred by the Bulk Terminals segment. 1998 amounts exclude the product costs incurred by the Central Basin Pipeline, which was accounted for under the equity method. Higher product costs incurred by the Bulk Terminals segment reflect an increase in purchase contracts relating to coal marketing transactions.

      Excluding the $11.55 million in expense incurred by the Pacific Operations and dry bulk terminals (the 1998 acquired assets), year-to-date fuel and power expense increased 13% in 1998 as compared to 1997. The increase was primarily due to higher average electricity rates and higher coal volumes.

      Operating and maintenance expenses, combined with general and administrative expenses, totaled $69.73 million for the first nine months of 1998. This compares to $17.37 million for the first nine months of 1997. The 1998 increase reflects the addition of the Grand Rivers coal terminal and overall higher expense from the Coal Operations segment because of higher coal transfer volumes. The net increase was partially offset by lower operations and maintenance expenses from the Mid-Continent segment due to lower transportation volumes on the North System and accounting for the Central Basin Pipeline under the equity method. Higher general and administrative expenses relate to the acquisition of the Pacific Operations.

      Depreciation and amortization expense increased to $25.44 million for the first nine months of 1998 compared to $7.80 million for the same period of 1997. The increase was attributable to the inclusion of the Pacific Operations and the dry bulk terminals, which reported combined depreciation expense of $18.36 million for the first nine months of 1998.

      Excluding the $6.32 million in expense incurred by the acquired assets, taxes, other than income taxes, decreased 19% in the first nine months of 1998 versus the same period a year ago. Lower tax expenses were reported by the Mid-Continent Operations as a result of the CO2 joint venture with Shell and lower property tax valuations on the North System.

      Equity in earnings of partnerships increased $12.23 million in the first nine months of 1998 compared to the first nine months of 1997. This resulted from the recognition of $10.88 million of earnings from the Partnership's equity investment in Shell CO2 Company and higher earnings from the Partnership's equity investments in Plantation Pipe Line Company, the Colton Transmix Processing Facility, and the Heartland Partnership.

      Net interest expense increased $18.21 million in the nine month period ended September 30, 1998 over the same period of 1997. This was principally due to debt assumed by the Partnership as part of the acquisition of the Pacific Operations as well as expenses related to the financing of the Partnership's investment in Plantation Pipe Line Company and the bulk terminals acquisition.

      Other net income and expense decreased $4.64 million in the first nine months of 1998 compared to last year. The decrease was primarily due to expense relating to the FERC Rate Case reserve for the Pacific Operations.

      Minority interest expense increased $0.82 million in the nine month period ended September 30, 1998 when compared to the same period of 1997. The increase was the result of earnings attributable to SFPP (Pacific Operations) as well as to higher overall Partnership net income.

      Income tax expense decreased $.74 million in the first nine months of 1998 when compared to the first nine months of 1997. This resulted primarily from tax benefits resulting from the change in ownership of the Mont Belvieu Fractionator interest to a non-corporate entity.


Financial Condition

General

      The Partnership's primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, discretionary capital expenditures, and quarterly distributions to partners. In addition to utilizing cash generated from operations, the Partnership could meet its cash requirements through the utilization of credit facilities or by issuing additional limited partner interests in the Partnership. The Partnership expects to fund future cash distributions and sustaining capital expenditures with existing cash and cash flows from operating activities. Expansion capital expenditures are expected to be funded through additional Partnership borrowings or issuance of additional limited partner interests. Interest payments are expected to be paid from cash flows from operating activities and debt principal payments will be met by additional borrowings as they become due or by issuance of additional limited partner interests.

Cash Provided by Operating Activities

      Net cash provided by operating activities was $105.20 million for the nine months ended September 30, 1998, versus $25.44 million in the comparable period of 1997. The period-to-period increase in cash flow from operations was primarily a result of higher net earnings and non-cash depreciation and amortization charges. Higher earnings, chiefly due to the acquisition of the Pacific Operations, accounted for $55.73 million of the increase. Higher depreciation, directly attributable to the Pacific Operations and the acquisition of dry bulk terminal activity, accounted for $17.64 million of the increase.

Cash Used in Investing Activities

      Net cash used in investing activities was $234.38 million for the nine month period ended September 30, 1998, compared to $28.43 million in the comparable 1997 period. The $205.95 million increase includes the result of $74.71 million used for the March 6, 1998 acquisition of the Pacific Operations. Additionally, contributions to partnership investments of $25 million and $110 million, respectively, were made for the Partnership's investments in Shell CO2 Company and Plantation Pipe Line Company, respectively.

      Excluding the effect of assets purchased in the acquisition of the Pacific Operations, additions to property, plant, and equipment, were $23.53 million in the first nine months of 1998 compared to $4.38 million for the first nine months of 1997. These additions of property, plant and equipment include both expansion and maintenance projects. The 1998 increase was mainly due to property additions for the Pacific Operations since the date of acquisition and property additions related to the Bulk Terminals operating segment.

Cash Provided by Financing Activities

      Net Cash provided by financing activities amounted to $167.82 million for the nine month period ended September 30, 1998. The 1998 net cash provided by financing activities represents a $175.68 million increase over the $7.86 million net cash used in financing activities for the nine month period ended September 30, 1997. The increase was chiefly the result of $212.30 million in proceeds received from the June 1998 issuance of approximately 6.1 million Common Units and a $59.77 million increase in overall debt financing activities. In addition, $12.49 million was received as a result of General Partner contributions made to maintain its minority interest in the operating partnerships. The overall net increase in cash provided by financing activities was partially offset by an increase of $64.02 million in distributions to partners and $16.47 million used for refinancing long-term debt.

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

      Distributions to partners increased to $80.06 million in the nine month period ended September 30, 1998, compared to $16.04 million in the comparable 1997 period. This increase was attributable to increased distributions paid to

Common Unitholders of $1.755 per Common Unit in the first nine months of 1998 compared to $1.13 per Common Unit for the comparable period in 1997, the issuance of additional Common Units since September 30, 1997, and increased incentive distributions paid to the General Partner.

      The Partnership believes that the increase in paid distributions per Unit resulted from favorable operating results in 1998. On October 14, 1998, the Partnership declared a distribution of $0.63 per Common Unit for the third quarter of 1998. The Partnership believes that future operating results will continue to support similar levels of quarterly cash distributions, however, no assurance can be given that future distributions will continue at such levels.

      The Partnership Agreement requires the Partnership to distribute 100% of "Available Cash" (as defined in the Partnership Agreement) to the Partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available Cash consists generally of all cash receipts of the Partnership and its operating partnerships, less cash disbursements and net changes to reserves, and amounts payable to the former Santa Fe general partner in respect of its .5% interest in SFPP.

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

      In general, Available Cash for each quarter is distributed, first, 98% to the Limited Partners and 2% to the General Partner until the Limited Partners have received a total of $0.3025 per Unit for such quarter, second, 85% to the limited Partners and 15% to the General Partner until the Limited Partners have received a total of $0.3575 per Unit for such quarter, third, 75% to the Limited Partners and 25% to the General Partner until the Limited Partners have received a total of $0.4675 per Unit for such quarter, and fourth, thereafter 50% to the Limited Partners and 50% to the General Partner. Incentive distributions are generally defined as all cash distributions to the General Partner that are in excess of 2% of the aggregate amount of cash being distributed. The General Partner's incentive distribution declared by the Partnership for the third quarter of 1998 was $9,777,501.

Year 2000

      The Partnership is currently implementing a five phase program to achieve Year 2000 compliance. The Partnership is evaluating both information technology systems ("IT") and non-IT systems such as those that include embedded technology. The System Inventory Phase is substantially complete. In the System Inventory Phase, all hardware and software is inventoried and a database of systems that need further assessment is created. The Partnership anticipates completing the System Inventory Phase by the end of the fourth quarter of 1998. The Partnership has begun the Assessment phase. In the Assessment Phase, specific Year 2000 issues and solutions are identified. The Partnership anticipates completing the Assessment Phase by the end of the first quarter of 1999. The Partnership has begun the System Testing Phase. In the System Testing Phase, real world tests on critical systems are run to insure that they will operate properly after the Year 2000. The Partnership anticipates completing the System Testing Phase by the end of the second quarter of 1999. The Partnership has begun the Remediation Phase. In the Remediation Phase, problems that arise in our Assessment and System Testing Phases are fixed. The Partnership anticipates completing the Remediation Phase by the end of the third quarter of 1999. The Partnership has not yet begun the Contingency Planning Phase. The Partnership currently has plans in place for non-Year 2000 related contingencies and will modify these plans to address any specific contingencies related to the Year 2000 problem. The Partnership anticipates completing the Contingency Planning Phase by the end of the fourth quarter of 1999.

      The Partnership does not believe it has material exposure to third parties' failures to remediate the Year 2000 problem. The Partnership has not sought and does not intend to seek information from material suppliers, customers, or service providers to determine the exact extent to which the Partnership would be effected by third parties' failures to remediate the Year 2000 problem. While the Partnership has budgeted funds to address the Year 2000 problem, the Partnership does not believe that any material expenditures to address the Year 2000 problem as it relates to existing systems will be required. However, uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance. Therefore, the Partnership cannot give any assurances that unexpected Year 2000 compliance problems of either the Partnership or its vendors, customers, and service providers would not materially and adversely affect the Partnership's business, financial condition or operating results.

Information Regarding Forward Looking Statements

      This filing  includes  forward  looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as plans, expects, anticipates, estimates, will and other words and phrases of similar meaning. Although the Partnership believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Such forward looking statements involve known and unknown risks and uncertainties. The Partnership's actual actions or results may differ materially from those discussed in the forward looking statements. Specific factors which could cause actual results to differ from those in the forward looking statements, include, among others:

   o price trends and overall demand for NGLs, refined petroleum products, CO2, coal, and other bulk materials in the United States (which may be affected by general levels of economic activity, weather, alternative energy sources, conservation and technological advances);

   o changes in the Partnership's tariff rates set by FERC and the California Public Utilities Commission;

   o the Partnership's ability to integrate recent acquisitions and other future acquisitions into its existing operations;

   o with respect to the bulk terminals, the ability of railroads to deliver bulk products to the terminals on a timely basis;

   o the Partnership's ability to successfully identify and close strategic acquisitions and realize cost savings;

   o the discontinuation of operations at major end-users of the products transported by its liquids pipelines (such as refineries, petrochemical plants, or military bases) or handled by its bulk terminals; and

   o      the condition of the capital markets in the United States.

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

                           PART II. OTHER INFORMATION

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES



ITEM 1.  Legal Proceedings

     See Part I, Item 1, Note 3 to Consolidated Financial Statements entitled "Litigation" which is incorporated herein by reference.

ITEM 2.  Changes in Securities

     The Partnership issued 2,121,033 Common Units in connection with the acquisition of Hall-Buck Marine, Inc., a Louisiana corporation, on August 13, 1998. The form of the transaction was an exchange of all of the outstanding common stock of Hall-Buck for a combination of accrued indebtedness of $23 million and the 2,121,033 Common Units.

     The Common Units were issued and sold without registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.


ITEM 5.  Other Information

     None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

     *3.1 Second Amended and Restated Agreement of Limited Partnership dated as of February 14, 1997 (Exhibit 3.1 to Amendment No. 1 to the Partnership's Registration Statement on Form S-4 (File No. 333-44519)) Filed February 4, 1998 ("1998 S-4")

     *4.1      Credit  Agreement  dated  February 17, 1998 among  Kinder  Morgan
               Energy Partners, L.P., Kinder Morgan Operating L.P. "B", the Subsidiary Guarantors, the Lenders, Goldman Sachs Credit Partners, L.P. and First Union National Bank (Exhibit 4.9 to the Partnership's 1997 Form 10-K)

     *4.2      Pledge  Agreement  dated  February 17, 1998 among  Kinder  Morgan
               Energy Partners, L.P., the Lenders, Goldman Sachs Credit Partners, L.P. and First Union National Bank (Exhibit 4.10 to 1997 Form 10-K)

     *4.3 Pledge Agreement dated February 17, 1998 among Kinder Morgan Operating L.P. "A", the Lenders, Goldman Sachs Credit Partners, L.P. and First Union National Bank (Exhibit 4.11 to 1997 Form 10-K)

     *4.4 Pledge Agreement dated February 17, 1998 among Kinder Morgan Operating L.P. "D" the Lenders, Goldman Sachs Credit Partners, L.P. and First Union National Bank (Exhibit 4.12 to 1997 Form 10-K)

     *4.5 Pledge Agreement dated February 17,1998 among Kinder Morgan Natural Gas Liquids Corporation, the Lenders, Goldman Sachs Credit

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

     27 Financial Data Schedule as of and for the nine months ended September 30, 1998

*Incorporated by reference.

(b)  Reports on Form 8-K.

     None.

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




                                    KINDER MORGAN ENERGY PARTNERS, L.P.
                                     (A Delaware Limited Partnership)

                                    By:   Kinder Morgan G.P., Inc.
                                          as General Partner

Date: November 11, 1998             By:   /s/ David G. Dehaemers, Jr.
                                          ------------------------------
                                          David G. Dehaemers, Jr.
                                          Vice President, Treasurer and
                                          Chief Financial Officer