Form 10-K405
period 1998-12-31
KINDER MORGAN ENERGY PARTNERS L P; KINDER MORGAN OPERATING L P A; KINDER MORGAN OPERATING L P B; KINDER MORGAN OPERATING L P C; KINDER MORGAN OPERATING L P D; KINDER MORGAN NATURAL GAS LIQUIDS CORP; KINDER MORGAN CO2 LLC; KINDER MORGAN BULK TERMINALS INC
filed 1999-03-15
CIK 888228, 1073984, 1073985, 1073986, 1073987, 1073988, 1073989, 1073991

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                           F O R M   10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


             For the fiscal year ended December 31, 1998

                 KINDER MORGAN ENERGY PARTNERS, L.P.
                  KINDER MORGAN OPERATING L.P. "A"
                  KINDER MORGAN OPERATING L.P. "B"
                  KINDER MORGAN OPERATING L.P. "C"
                  KINDER MORGAN OPERATING L.P. "D"
            KINDER MORGAN NATURAL GAS LIQUIDS CORPORATION
                       KINDER MORGAN CO2, LLC
                 KINDER MORGAN BULK TERMINALS, INC.
     (Exact name of registrants as specified in their charters)


      DELAWARE                        1-11234                    76-0380342
      DELAWARE                     333-66931-01                  76-0380015
      DELAWARE                     333-66931-02                  76-0414819
      DELAWARE                     333-66931-03                  76-0547319
      DELAWARE                     333-66931-04                  76-0561780
      DELAWARE                     333-66931-05                  76-0256928
      DELAWARE                     333-66931-06                  76-0563308
      LOUISIANA                    333-66931-07                  72-1073113
(State or other jurisdiction    (Commission File              (I.R.S. Employer
of incorporation or                   Number)                Identification No.)
organization)


        1301 McKinney Street, Ste. 3400, Houston, Texas 77010
         (Address of principal executive offices)(zip code)
  Registrant's telephone number, including area code: 713-844-9500


     Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

Common Units of Kinder Morgan                   New York Stock Exchange
Energy Partners, L.P.

     Securities registered pursuant to Section 12(g) of the Act:
                                None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of the Common Units held by non-affiliates of the Registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on March 9, 1999 was approximately $1,661,652,855. This figure assumes that only the general partner of the Registrant and officers and directors of the general partner of the Registrant were affiliates. As of March 9, 1999, the Registrant had 48,815,690 Common Units outstanding.

                 KINDER MORGAN ENERGY PARTNERS, L.P.
                          TABLE OF CONTENTS


                                                                        Page No.

     P A R T  I

Items 1 and 2.     Business and Properties                                     3

Item 3.            Legal Proceedings                                          37

Item 4.            Submission of Matters to a Vote of Security Holders        37

     P A R T  II

Item 5.            Market for the Registrant's Units and Related Security
                   Holder Matters                                             38

Item 6.            Selected Financial Data                                    39

Item 7.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operation                         40

Item 7A.           Quantitative and Qualitative  Disclosures About
                   Market Risk                                                48

Item 8.            Financial Statements and Supplementary Data                48

Item 9.            Changes in and Disagreements on Accounting and
                   Financial Disclosure                                       48

     P A R T  III

Item 10.           Directors and Executive Officers of the Registrant         49

Item 11.           Executive Compensation                                     50

Item 12.           Security Ownership of Certain Beneficial Owners and
                   Management                                                 53

Item 13.           Certain Relationships and Related Transactions             54


     P A R T  IV

Item 14.           Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K                                        55

Financial Statements                                                         F-1

Signatures                                                                   S-1

                                   P A R T  I

Items 1. and 2. Business and Properties

   Kinder Morgan Energy Partners, L.P. ("Partnership"), a Delaware limited partnership, is a publicly traded Master Limited Partnership ("MLP") formed in August 1992. The Partnership manages a diversified portfolio of midstream energy assets, including six refined products/liquids pipeline systems containing over 5,000 miles of trunk pipeline and over 20 truck loading terminals. The Partnership also operates 24 bulk terminal facilities that transload approximately 50 million tons of coal, petroleum coke and other bulk and liquids products annually. In addition, the Partnership owns 24% of Plantation Pipe Line Company, 20% of Shell CO2 Company and a 25% interest in a Y-grade fractionation facility.

   The address of the Partnership's principal executive offices is 1301 McKinney Street, Suite 3400, Houston, Texas 77010 and its telephone number at this address is (713) 844-9500.

   The Partnership's operations are grouped into three reportable business segments. These segments and their major assets are as follows:

   o Pacific Operations, a 3,300 mile refined products pipeline system operating in Arizona, California, Nevada, New Mexico, Oregon and Texas, consisting of:
        o the South Line, which has two pipeline segments: the West Line, which transports petroleum products from the Los Angeles Basin to Phoenix and Tucson, Arizona, including intermediate points, and the East Line, which transports petroleum products from El Paso, Texas to Tucson and Phoenix;
        o the San Diego Line, extending from Los Angeles to the Partnership's terminals in Orange and San Diego, California;
        o the North Line, which has six pipeline segments originating in Richmond, Concord and Bakersfield, California serving the Partnership's terminals located in Brisbane, Bradshaw, Chico, Fresno and San Jose, California and Sparks, Nevada; and
        o the Oregon Line, extending from its Portland, Oregon origin southward to the Partnership's terminal in Eugene, Oregon.

   o Mid-Continent Operations, consisting of joint venture projects and products pipelines including:
        o the North System, a 1,600 mile pipeline which transports natural gas liquids and petroleum products between south central Kansas and the Chicago area and various intermediate points, including eight terminals;
        o a 24% interest in Plantation Pipe Line Company, which owns and operates a 3,100 mile petroleum products pipeline system throughout the southeastern United States;
        o a 20% limited partner interest in Shell CO2 Company, which transports, markets, produces and explores for CO2 for use in enhanced oil recovery throughout the continental United States;
        o the Cypress Pipeline, which transports natural gas liquids from Mont Belvieu, Texas to a major petrochemical producer in Lake Charles, Louisiana;
        o a 25% interest in a 200,000 barrels per day Y-grade fractionation facility located near Mont Belvieu, Texas;
        o a 50% interest in the Heartland Pipeline Company, which ships petroleum products in the Midwest; and
        o the Painter Gas Processing Plant, a natural gas processing plant, fractionator and natural gas liquids terminal with truck and rail loading facilities.

   o  Bulk Terminals, 24 owned or operated bulk terminal facilities, including:
        o five coal terminals located in Cora, Illinois; Paducah, Kentucky; Newport News, Virginia; Mount Vernon, Indiana;
          and Los Angeles, California;
        o eight petroleum coke terminals located on the lower
          Mississippi River and the United States West Coast; and
        o eleven other bulk terminals handling alumina, cement, soda ash, fertilizer and other dry bulk materials.

   Business Strategy

   Management's objective is to operate as a low-cost, growth-oriented, publicly traded MLP by:

   o  reducing operating expenses;
   o  better utilizing and expanding its asset base; and
   o making selective, strategic acquisitions that will increase unitholder distributions.

   The general partner's incentive distributions provide it with a strong incentive to increase unitholder distributions through successful management and business growth. With the addition of the Pacific Operations, the Partnership has become the largest pipeline MLP and the second largest products pipeline system in the United States in terms of volumes delivered. Generally, the Partnership transports and/or handles products for a fee and is not engaged in the purchase and resale of commodity products. As a result, the Partnership does not face significant risks relating to shifts in commodity prices.

   Pacific Operations. The Partnership plans to expand its presence in the rapidly growing refined products market in the Western United States through incremental expansions of the Pacific Operations and acquisitions that increase unitholder distributions. During 1998 and in February 1999, the Partnership announced three major expansions on the Pacific Operations' pipelines. These expansions will total approximately $50 million and significantly increase throughput capacity.

   Mid-Continent Operations. Because the North System serves a relatively mature market, the Partnership intends to focus on increasing throughput by remaining a reliable, cost-effective provider of transportation services and by continuing to increase the range of products transported and services offered. The Partnership believes favorable demographics in the southeastern United States will serve as a platform for increased use and expansion of Plantation's pipeline system. Within the Permian Basin, the strategy of Shell CO2 Company is to offer customers "one-stop shopping" for CO2 supply, transportation and technical support service. Outside the Permian Basin, Shell CO2 Company intends to compete aggressively for new supply and transportation projects. The Partnership believes these projects will arise as other U.S. oil producing basins mature and make the transition from primary production to enhanced recovery methods.

   Bulk Terminals.  The Partnership plans to grow its bulk
terminals business by:

   o expanding the use of its existing facilities, particularly those facilities which handle low-sulfur western coal;
   o designing, constructing and operating new facilities for current and prospective customers; and
   o making selective acquisitions where the Partnership believes it can leverage its operational expertise and customer relationships.

   Recent Developments

   During 1998, the Partnership completed five major transactions that resulted in Partnership assets increasing almost seven times and net income increasing over five times above 1997 levels. In addition, distributions per unit increased from $0.315 for the first quarter of 1997 to $0.65 for the fourth quarter of 1998. The Partnership is now the largest publicly traded pipeline master limited partnership in the United States and the second largest products pipeline system in terms of volumes delivered.

   The following is a brief listing of the transactions completed during 1998. Additional information regarding these transactions and the acquired assets is contained in the rest of this report.

   o On March 5, 1998, the Partnership contributed its 157 mile Central Basin CO2 Pipeline and approximately $25.0 million in cash for 20% of Shell CO2 Company.
   o On March 6, 1998, the Partnership acquired substantially all of the assets of Santa Fe Pacific Pipeline Partners, L.P. Those assets currently comprise the Pacific Operations. The Partnership paid approximately $1.4 billion for the Pacific Operations.

   o  Effective July 1, 1998, the Partnership acquired Hall-Buck
      Marine, Inc. for approximately $100 million.  Hall-Buck
      Marine operated 20 bulk terminals. The Partnership has changed the name of Hall-Buck Marine to Kinder Morgan Bulk
      Terminals, Inc.
   o On September 15, 1998, the Partnership acquired 24% of Plantation Pipe Line Company for $110 million.
   o On December 18, 1998, the Partnership acquired the Pier IX Terminal, located in Newport News, Virginia, and the Shipyard River Terminal, located in Charleston, South Carolina for $35 million.

   Pacific Operations

   The Partnership's Pacific Operations include interstate common carrier pipelines regulated by the Federal Energy Regulatory Commission ("FERC"), intrastate pipeline systems regulated by the California Public Utilities Commission ("CPUC") in California, and non-regulated terminal operations.

   The Pacific Operations are split into a South Region and a North Region. Combined, the two regions consist of five segments that serve six western states with approximately 3,300 miles of refined petroleum products pipeline and related terminal facilities.

   Refined petroleum products and related uses are:

Product              Use
---------------------------------------------------------------
Gasoline             Transportation
Jet fuel             Commercial and military air transportation
Diesel fuel          Transportation (auto, rail, marine),
                     farm, industrial and commercial
---------------------------------------------------------------

   The Pacific Operations pipelines transport approximately one million barrels per day of refined petroleum products. The three main product types transported are gasoline (63%), diesel fuel (20%) and jet fuel (17%). The Pacific Operations also include 13 truck-loading terminals and provide pipeline service to approximately 44 customer-owned terminals, three commercial airports and 12 military bases.

   These pipeline assets provide refined petroleum products to some of the fastest growing populations in the United States. Significant population gains have occurred in southern California as well as Las Vegas, Nevada and the Tucson-Phoenix, Arizona region. Pipeline transportation of gasoline and jet fuel has a direct correlation with demographic patterns. The Partnership believes that the positive demographic changes associated with the markets served by the Pacific Operations will continue in the future.

   South Region. The South Region consists of three pipeline segments, the West Line, the East Line and the San Diego Line.

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

   The East Line is comprised of two parallel lines originating in El Paso, Texas and continuing approximately 300 miles west to the Tucson terminal and one line continuing northwest approximately 130 miles from Tucson to Phoenix, Arizona. All products received by the East Line at El Paso come from a refinery in El Paso or are delivered through connections with non-affiliated pipelines from refineries in Odessa and Dumas, Texas and Artesia, New Mexico. The East Line serves Partnership terminals located in Tucson and Phoenix, Arizona.

   In May 1998, the Partnership announced an expansion of its Southern California products pipeline system. The expansion will involve construction of 13 miles of 16-inch diameter pipeline from Carson, California to Norwalk, California. The new pipeline will connect to an existing 16-inch diameter pipeline from Norwalk to Colton and provide additional capacity between Carson and Colton. The existing pipeline between Carson and Colton is currently operating at maximum capacity. The additional pipe will increase the capacity of the system from 340,000 barrels per day to 520,000 barrels per day, an increase of over 50%. The project will cost approximately $25-$30 million and should be in service by the middle of 1999.

   The San Diego Line is a 135-mile pipeline serving major population areas in Orange County (immediately south of Los Angeles) and San Diego. The same refineries and terminals that supply the West Line also supply the San Diego Line. This line extends south to serve Partnership terminals in the cities of Orange and San Diego. On February 25, 1999, the Partnership announced an expansion of the San Diego Line. The expansion project will cost approximately $18 million and consists of the construction of 23 miles of 16 inch diameter pipe, and other appurtenant facilities. The new facilities will increase capacity on the San Diego Line by approximately 25% and will increase the Pacific Operation's capability to transport gasoline, diesel and jet fuel to customers in the rapidly growing Orange County and San Diego, California markets. Permitting for the project is underway with approval expected in the fall of 1999.

   North Region. The North Region consists of two pipeline segments, the North Line and the Oregon Line.

   The North Line consists of approximately 1,075 miles of pipeline in six segments originating in Richmond, Concord and Bakersfield, California. This line serves the Partnership's terminals located in Brisbane, Bradshaw, Chico, Fresno and San Jose, California, and Sparks, Nevada. The products delivered through the North Line come from refineries in the San Francisco Bay and Bakersfield areas. The North Line receives a small percentage of product transported from various pipeline and marine terminals that deliver products from foreign and domestic ports. A refinery located in Bakersfield supplies substantially all of the products shipped through the Bakersfield-Fresno segment of the North Line. In October 1998, the Partnership announced an expansion of the Northern California products pipeline system serving the Sacramento and Chico, California, and Reno, Nevada market areas. The expansion will include the installation of incremental horsepower at certain pumping facilities and reconfiguration of manifold piping and related facilities. This segment of the pipeline is currently operating at its maximum capacity and the incremental facilities will increase the capacity and throughput on the system by 20%. The project will cost approximately $5 million and is projected to be in service by September 1999.

   The Oregon Line is a 114-mile pipeline serving approximately ten shippers. The Oregon Line receives products from marine terminals in Portland, Oregon and from Olympic Pipeline. Olympic Pipeline is a non-affiliated carrier that transports products from the Puget Sound, Washington area to Portland. From its origination point in Portland, the Oregon Line extends south and serves the Partnership's terminal located in Eugene, Oregon.

   Truck Loading Terminals. The Pacific Operations include 13 truck-loading terminals with an aggregate usable tankage capacity of approximately 8.2 million barrels. Terminals are located at destination points on each of the lines as well as at certain intermediate points along each line. The simultaneous truck loading capacity of each terminal ranges from 2 to 12 trucks. The Partnership provides the following services at these terminals:

   o  short-term product storage;
   o  truck loading;
   o  vapor recovery;
   o  deposit control additive injection;
   o  dye injection;
   o  oxygenate blending; and
   o  quality control.

   The capacity of terminaling facilities varies throughout the pipeline systems and the Partnership does not own terminal facilities at all pipeline delivery locations. At certain locations, the Partnership makes product deliveries to facilities owned by shippers or independent terminal operators. The Partnership provides truck loading and other terminal services as an additional service, and charges a separate fee (in addition to pipeline tariffs).

   Markets. Currently the Pacific Operations serve in excess of 100 shippers in the refined products market, with the largest customers consisting of:

   o  major petroleum companies;
   o  independent refineries;

   o  the United States military; and
   o  independent marketers and distributors of products.

   A substantial portion of product volume transported is gasoline. Demand for gasoline depends on such factors as prevailing economic conditions and demographic changes in the markets served. The Partnership expects the majority of the Pacific Operations' markets to maintain growth rates that exceed the national average for the foreseeable future.

   Currently, the California gasoline market is approximately 900,000 barrels per day. The Arizona gasoline market is served primarily by the Partnership at a market demand of 135,000 barrels per day. Nevada's gasoline market is currently in excess of 50,000 barrels per day and Oregon's is approximately 98,000 barrels per day. The distillate (diesel and jet fuel) market is approximately 377,000 barrels per day, 78,000 barrels per day, 72,000 barrels per day and 62,000 barrels per day in California, Arizona, Nevada and Oregon, respectively. Of all these volumes in these respective states, the Partnership transports over 1 million barrels of petroleum products per day.

   The volume of products transported is directly affected by the level of end-user demand for such products in the geographic regions served. Certain product volumes can experience seasonal variations and overall volumes may be slightly lower during the first and fourth quarters of each year.

   Supply. The majority of refined products supplied to the Pacific Operations come from the major refining centers around Los Angeles, San Francisco and Puget Sound, as well as waterborne terminals. The waterborne terminals have three central locations on the Pacific Coast:

   o terminals operated by GATX, Mobil and others on the Washington/Oregon coast;
   o  the Shore Terminal on the Northern California Coast; and
   o terminals operated by GATX, Equilon and ATSC on the Southern California Coast.

   Competition. The most significant competitors of the Pacific Operations pipeline system are proprietary pipelines owned and operated by major oil companies in the area where the pipeline system delivers products as well as refineries within the Partnership's market areas with related trucking arrangements. The Partnership believes that high capital costs, tariff regulation and environmental permitting considerations make it unlikely that a competing pipeline system comparable in size and scope will be built in the foreseeable future. However, the possibility of pipelines being constructed to serve specific markets is a continuing competitive factor. Trucks may competitively deliver products in certain markets. Increased utilization of trucking by major oil companies has caused minor but notable reductions in product volumes delivered to certain shorter-haul destinations, primarily Orange and Colton, California. Management cannot predict with certainty whether this trend towards increased short-haul trucking will continue in the future.

   Longhorn Partners Pipeline is a proposed joint venture project that would begin transporting refined products from refineries on the Gulf Coast to El Paso and other destinations in Texas. Increased product supply in the El Paso area could result in some shift of volumes transported into Arizona from the West Line to the East Line. While increased movements into the Arizona market from El Paso would displace higher tariff volumes supplied from Los Angeles on the West Line, such shift of supply sourcing has not had, and is not expected to have, a material effect on operating results.

   Mid-Continent Operations

   The Mid-Continent Operations include:

   o  the North System;
   o  24% of Plantation Pipe Line Company;
   o  20% of Shell CO2 Company;
   o  the Cypress Pipeline;
   o  25% of a natural gas liquids fractionator;
   o  50% of Heartland Pipeline Company; and
   o  a gas processing plant.

   North System

   The North System is an approximate 1,600-mile interstate common carrier of natural gas liquids ("NGLs") and refined petroleum products.

   NGLs are typically extracted from natural gas in liquid form under low temperature and high pressure conditions. NGL products and related uses are:

Product              Use
---------------------------------------------------------------
Propane              Residential heating and agricultural
                     uses, petrochemical feedstock
Isobutanes           Further processing
Natural gasoline     Further processing or gasoline blending
                     into gasoline motor fuel
Ethane               Feedstock for petrochemical plants
Normal butane        Feedstock for petrochemical plants
---------------------------------------------------------------

   The pipeline system extends from south central Kansas to the Chicago area. South central Kansas is a major hub for producing, gathering, storing, fractionating and transporting NGLs. The North System's primary pipeline is composed of approximately 1,400 miles of 8" and 10" pipelines and includes:

   o two parallel pipelines (except for a 50-mile segment in Nebraska) originating at Bushton, Kansas and continuing to a major storage and terminal area in Des Moines, Iowa;
   o  a third pipeline, which extends from Bushton to the Kansas
      City, Missouri area; and
   o a fourth pipeline that transports product to the Chicago area from Des Moines.

   Through interconnections with other major liquids pipelines, the pipeline system connects Mid-Continent producing areas to markets in the Midwest and eastern United States. The North System operated at approximately 53%, 62% and 66% of capacity during 1998, 1997, and 1996, respectively. The Partnership also has defined sole carrier rights to utilize capacity on an extensive pipeline system owned by The Williams Company that interconnects with the North System. The Partnership negotiated an amendment to this capacity lease agreement in March 1998, which extended the lease term to February 2013 (with a five-year renewal option), reduced the minimum guaranteed payment and increased the capacity under this agreement.

   The following table sets forth volumes (MBbls) of NGLs transported on the North System for delivery to the various markets for the periods indicated:

                                      Year Ended December 31,
                         -------------------------------------------------------
                           1998      1997      1996      1995      1994
                           ----      ----      ----      ----      ----
 Petrochemicals           1,040     1,200       684     1,125     2,861
 Refineries and line     10,489    10,600     9,536     9,765    10,478
 reversal
 Fuels                    6,150     7,976    10,500     7,763    10,039
 Other (1)                5,532     7,399     8,126     7,114     6,551
                        -------    ------   -------   -------    ------
 Total                   23,211    27,175    28,846    25,767    29,929


(1) NGL gathering systems and Chicago originations other than long-haul volumes of refinery butanes.

   The North System has approximately 7.3 million barrels of storage capacity, which includes caverns, steel tanks, pipeline line-fill and leased storage capacity. This storage capacity provides operating efficiencies and flexibility in meeting seasonal demand of shippers as well as propane storage for the truck loading terminals.

   Truck Loading Terminals. The North System has seven propane truck loading terminals and one multi-product complex at Morris, Illinois, in the Chicago area. The Morris terminal complex can load propane, normal butane, isobutane and natural gasoline.

   Markets. The North System currently serves approximately 50 shippers in the upper Midwest market, including both users and wholesale marketers of NGLs. These shippers include all four major refineries in the Chicago area. Wholesale marketers of NGLs primarily make direct large volume sales to major end-users, such as propane marketers, refineries, petrochemical plants, and industrial concerns. Market demand for NGLs varies in respect to the different end uses to which NGL products may be applied. Demand for transportation services is influenced not only by demand for NGLs but also by the available supply of NGLs.

   Supply. NGLs extracted or fractionated at the Bushton gas processing plant operated by KN Processing, Inc. have historically accounted for a significant portion (approximately 40-50%) of the NGLs transported through the North System. Other sources of NGLs transported in the North System include major independent oil companies, marketers, end-users and natural gas processors that use interconnecting pipelines to transport hydrocarbons.

   Competition. The North System competes with other liquids pipelines and to a lesser extent rail carriers. In most cases, established pipelines are generally the lowest cost alternative for the transportation of NGLs and refined petroleum products. Therefore, pipelines owned and operated by others represent the Partnership's primary competition. In the Chicago area, the North System competes with other NGL pipelines that deliver into the area and with rail car deliveries primarily from Canada. Other Midwest pipelines and area refineries compete with the North System for propane terminal deliveries. The North System also competes indirectly with pipelines that deliver product to markets that the North System does not serve, such as the Gulf Coast market area.

   Shell CO2 Company

   On March 5, 1998, the Partnership and affiliates of Shell Oil Company ("Shell") agreed to combine their CO2 activities and assets into a partnership (Shell CO2 Company) to be operated by Shell. The Partnership acquired, through a newly created limited liability company, a 20% interest in Shell CO2 Company in exchange for contributing the Central Basin Pipeline and approximately $25 million in cash. Shell contributed the following assets in exchange for an 80% interest in Shell CO2 Company:

   o  an approximate 45% interest in the McElmo Dome CO2 reserves;
   o  an 11% interest in the Bravo Dome CO2 reserves;
   o  an indirect 50% interest in the Cortez pipeline;
   o  a 13% interest in the Bravo pipeline; and
   o  certain other related assets.

   The combination of Partnership and Shell assets facilitates the marketing of CO2 by bringing a complete package of CO2 supply, transportation and technical expertise to the customer. CO2 is used in enhanced oil recovery projects as a flooding medium for recovering crude oil from mature oil fields. By creating an area of mutual interest in the continental U.S., the Partnership will have the opportunity to participate with Shell in certain new CO2 projects in the region. Altura, Shell's joint venture with Amoco, is a major user of CO2 in its West Texas fields.

   Under the terms of the Shell CO2 Company partnership agreement, the Partnership will receive a priority distribution of $14.5 million per year during 1998 through 2001. To the extent the amount paid to the Partnership over this period is in excess of the Partnership's percentage share (currently 20%) of Shell CO2 Company's distributable cash flow for such period (discounted at 10%), Shell will receive a priority distribution in equal amounts of such overpayment during 2002 and 2003.

   McElmo and Bravo Domes. Shell CO2 Company operates, and owns 45% of, the McElmo Dome, which contains more than 10 trillion cubic feet ("TCF") of nearly pure CO2. Delivery capacity exceeds one billion cubic feet per day ("Bcf/d") to the Permian Basin and 60 million cubic feet per day ("MMcf/d") to Utah, and additional expansions are under consideration.

   The Bravo Dome, of which Shell CO2 Company owns 11%, holds reserves of approximately eight TCF and covers an area of more than 1,400 square miles. The Bravo Dome produces more than 400 MMcf/d; such production coming from more than 350 wells in the Tubb Sandstone at 2,300 feet.

   CO2 Pipelines. Shell CO2 Company owns a 50% interest in the 502-mile, 30-inch Cortez Pipeline operated by a Shell affiliate. This pipeline carries CO2 from the McElmo Dome source reservoir to the Denver City, Texas hub. The Cortez line currently transports in excess of 800 MMcf/d, including approximately 90% of the CO2 transported on the Central Basin Pipeline (see below).

   In addition, Shell CO2 Company owns 13% of the 20-inch Bravo pipeline which runs 218 miles to the Denver City hub and has a capacity of more than 350 MMcf/d. Major delivery points along the line include the Slaughter Field in Cochran and Hockley counties, Texas, and the Wasson field in Yoakum County, Texas. Tariffs on the Cortez and Bravo pipelines are not regulated.

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

   Competition. Shell CO2 Company's primary competitors for the sale of CO2 include suppliers that have an ownership interest in McElmo Dome, Bravo Dome and Sheep Mountain Dome CO2 reserves. Shell CO2 Company's ownership interests in the Cortez and Bravo pipelines are in direct competition with Sheep Mountain pipeline, as well as competing with one another, for transportation of CO2 to the Denver City, Texas market area. There is no assurance that new CO2 source fields will not be discovered which could compete with Shell CO2 Company or that new methodologies for enhanced oil recovery could replace CO2 flooding.

   Cypress Pipeline

   The Cypress Pipeline is an interstate common carrier pipeline system originating at storage facilities in Mont Belvieu, Texas and extending 104 miles east to the Lake Charles, Louisiana area. Mont Belvieu, located approximately 20 miles east of Houston, is the largest hub for NGL gathering, transportation, fractionation and storage in the United States.

   Markets. The pipeline was built to service a major petrochemical producer in the Lake Charles, Louisiana area under a 20-year ship-or-pay agreement that expires in 2011. The contract requires a minimum volume of 30,000 barrels per day and in 1997, the producer agreed to ship a minimum of an additional 13,700 barrels per day for five years. Also in 1997, the Partnership expanded the Cypress Pipeline's capacity by 25,000 barrels per day to 57,000 barrels per day. Management continues to pursue projects that could increase throughput on the Cypress Pipeline.

   Supply. The Cypress Pipeline originates in Mont Belvieu where it is able to receive ethane and ethane/propane mix from local storage facilities. Mont Belvieu has facilities to fractionate NGLs received from several pipelines into ethane and other components. Additionally, pipeline systems that transport specification NGLs from major producing areas in Texas, New Mexico, Louisiana, Oklahoma, and the Mid-Continent Region supply ethane and ethane/propane mix to Mont Belvieu.

   Plantation Pipe Line Company

   The Partnership owns 24% of Plantation Pipe Line Company, which owns and operates a 3,100 mile pipeline system throughout the southeastern Unites States. Plantation serves as a common carrier of refined petroleum products to various metropolitan areas, including Atlanta, Georgia; Charlotte, North Carolina; and the Washington, D.C. area. The Partnership believes favorable demographics in the southeastern United States will serve as a platform for increased utilization and expansion of Plantation's pipeline system.

   Markets. Plantation ships products for approximately 50 shipper companies to terminals throughout the southeastern United States. Plantation's principal customers are Gulf Coast refining and marketing companies, fuel wholesalers and the United States Department of Defense. In addition, Plantation services the Atlanta, Georgia; Charlotte, North Carolina; and Washington, D.C. airports (National and Dulles), at which it delivers jet fuel to major airlines.

   Supply. Products shipped on Plantation originate at various Gulf Coast refineries from which major integrated oil companies and independent refineries and wholesalers ship refined petroleum products. The Plantation Pipe Line can transport over 600,000 barrels of refined petroleum products per day.

   Competition. Plantation competes primarily with the Colonial Pipeline, which also runs from Gulf Coast refineries throughout the southeastern United States, extending into the northeastern states.

   Heartland Pipeline Company

   The Heartland pipeline was completed in the fall of 1990 and is owned by Heartland Pipeline Company ("Heartland"). The Partnership and Conoco each own 50% of Heartland. The Partnership operates the pipeline and Conoco operates Heartland's Des Moines terminal and serves as the managing partner.

   Markets. Heartland provides transportation of refined petroleum products from refineries in the Kansas and Oklahoma area to a Conoco terminal in Lincoln, Nebraska and Heartland's Des Moines terminal. The demand for, and supply of, refined petroleum products in the geographic regions served directly affect the volume of refined petroleum products transported by Heartland.

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

   Mont Belvieu Fractionator

   The Partnership owns a 25% interest in the Mont Belvieu Fractionator, located approximately 20 miles east of Houston in Mont Belvieu, Texas. The fractionator is a full-service fractionating facility that produces a range of specification products, including ethane, propane, normal butane, isobutane and natural gasoline from a raw stream of natural gas liquids (Y-grade). Enterprise Products Company operates the facility, which was built in 1980. In December 1996, the total capacity of the fractionator was expanded by approximately 45,000 barrels per day to approximately 200,000 barrels per day. The Mont Belvieu Fractionator operated at approximately 97%, 98% and 100% of capacity, respectively, during 1998, 1997, and 1996.

   Markets. The fractionator is located in proximity to major end-users of its specification products, ensuring consistent access to the largest domestic market for NGL products. In addition, the Mont Belvieu hub has access to deep-water port loading facilities via the Port of Houston, allowing access to import and export markets.

   Supply. The Mont Belvieu Fractionator is fed by six major Y-grade pipelines, through several pipeline interconnects and unloading facilities. The Mont Belvieu Fractionator also can access supply from a variety of other sources. Supply can either be brought directly into the facility or directed into underground salt dome storage.

   Competition. The Mont Belvieu Fractionator competes for volumes of Y-grade with three other fractionators located in the Mont Belvieu hub and surrounding areas. Competitive factors for customers include primarily the level of fractionation fees charged and the relative amount of available capacity.

   Painter Gas Processing Plant

   The Painter Plant is located near Evanston, Wyoming and consists of:

   o  a natural gas processing plant;
   o  a nitrogen rejection unit;
   o  a fractionator;
   o  an NGL terminal; and
   o  interconnecting pipelines with truck and rail loading facilities.

   The fractionation facility has a capacity of approximately 6,000 barrels per day, depending on the feedstock composition. The Painter Plant is leased to Amoco Oil Company, which operates the Painter Plant fractionator and the associated Millis terminal and storage facilities for its own account. Amoco also owns and operates the nearby Amoco Painter Complex gas plant.

   Bulk Terminals

   The Bulk Terminals segment consists of 24 bulk terminals, which handle approximately 50 million tons of dry and liquid bulk products annually. The Bulk Terminals segment includes:

   o  Coal Terminals (5);
   o  Petroleum Coke Terminals (8); and
   o  Other Bulk Terminals (11).

   Coal Terminals

   The Cora Terminal is a high-speed, rail-to-barge coal transfer and storage facility. Built in 1980, the terminal is located on approximately 480 acres of land along the upper Mississippi River near Cora, Illinois, about 80 miles south of St. Louis. The terminal has a throughput capacity of about 15 million tons per year that can be expanded to 20 million tons with certain capital additions. The terminal currently is equipped to store up to 1.0 million tons of coal. This provides customers the flexibility to coordinate their supplies of coal with the demand at power plants. Storage capacity at the Cora Terminal can be doubled with additional capital investment.

   On September 4, 1997, the Partnership acquired at a cost of approximately $20 million the assets of BRT Transfer Terminal, Inc. and other assets which now comprise the Grand Rivers Terminal. The Grand Rivers Terminal is operated on land under easements with an initial expiration of July 2014. Grand Rivers is a coal transloading and storage facility located on the Tennessee River just above the Kentucky Dam. The terminal has current annual throughput capacity of approximately 12-15 million tons with a storage capacity of approximately 2 million tons. With capital improvements, the terminal could handle 25 million tons annually.

   On December 18, 1998, the Partnership acquired the Pier IX Terminal, located in Newport News, Virginia. The terminal originally opened on 1983 and has the capacity to transload approximately 12 million tons of coal annually. It can store 1.3 million tons of coal on its 30-acre storage site and can blend multiple coals to meet an individual customer's requirements. In addition, the Pier IX Terminal operates a cement facility, which has the capacity to transload over 400,000 tons of cement annually.

   In addition, the Partnership operates the LAXT Coal Terminal in Los Angeles, California and a smaller coal terminal in Mt.
Vernon, Indiana.

   Markets. Coal continues to dominate as the fuel for electric generation, accounting for more than 55% of U.S. generation feedstock. Forecasts of overall coal usage and power plant usage for the next 20 years show an increase of about 1.5% per year. Current domestic supplies are predicted to last for several hundred years. Most of the Partnership's coal terminals' volume is destined for use in coal-fired electric generation.

   Environmental legislation is currently driving changes in specification of coal used for electric generation to low-sulfur products. The Partnership believes that obligations to comply with the Clean Air Act Amendments of 1990 will drive shippers to increase the use of low-sulfur coal from the western United States. Approximately 80% of the coal loaded through the Cora and Grand Rivers terminals is low sulfur coal originating from mines located in the western United States, including the Hanna and Powder River basins in Wyoming, western Colorado and Utah. In 1998, four major customers accounted for approximately 90% of all the coal loaded through the Cora and Grand Rivers Terminals.

   Both Pier IX and LAXT export coal to foreign markets. Substantial portions of the coal transloaded at these facilities are covered by long term contracts. In addition, Pier IX serves power plants on the eastern seaboard of the United States and imports cement pursuant to a long term contract.

   Supply. Historically, the Cora and Grand Rivers Terminals have moved coal that originated in the mines of southern Illinois and western Kentucky. Many shippers, however, particularly in the East, are now using western coal loaded at the terminals or a mixture of western coal and other coals as a means of meeting environmental restrictions. The Partnership believes that Illinois and Kentucky coal producers and shippers will continue to be important customers, but anticipates that growth in volume through the terminals will be primarily due to western low sulfur coal originating in Wyoming, Colorado and Utah.

   The Cora Terminal sits on the mainline of the Union Pacific Railroad and is strategically well positioned to receive coal shipments from the West. Grand Rivers provides easy access to the Ohio-Mississippi River network, the Tennessee-Tombigbee System and major trucking routes on the interstate highway system. The Paducah & Louisville Railroad, a short line railroad, also serves the terminal with connections to seven Class I rail lines including the Union Pacific, CSX, Illinois Central and Burlington Northern. The Pier IX Terminal is served by the CSX Railroad, which transports coal from Appalachian and other coal basins. Cement imported at the Pier IX Terminal primarily originates in Europe. LAXT is served by the Union Pacific.

   Red Lightning Energy Services. In 1997, the Partnership began marketing energy related products and coal terminal services through its Red Lightning energy services unit ("Red Lightning"). Products marketed include coal and propane. The unit provides marketing of coal terminal services for both the Cora Terminal and the Grand Rivers Terminal.

   Petroleum Coke Terminals

   With the acquisition of Kinder Morgan Bulk Terminals, Inc. on July 1, 1998, the Partnership owns or operates 8 petroleum coke terminals in the United States. Petroleum coke is a by-product of the refining process and has characteristics similar to coal. Petroleum coke supply in the United States has increased in the last several years due to the increased use of coking units by domestic refineries. Petroleum coke is used in domestic utility and industrial steam generation facilities and is exported to foreign markets. Most of the Partnership's customers are large integrated oil companies who choose to outsource the storage and loading of petroleum coke for a fee.

   Other Bulk Terminals

   With the acquisition of Kinder Morgan Bulk Terminals, Inc. on July 1, 1998, and the Shipyard River Terminal on December 18, 1998, the Partnership owns or operates an additional 11 bulk terminals located primarily on the Mississippi River and the West Coast. The other bulk terminals serve customers in the alumina, cement, soda ash, ilminite, fertilizer, ore and other industries seeking specialists who can build, own and operate bulk terminals.

   Competition

   Cora and Grand Rivers Terminals. The Cora Terminal and Grand Rivers Terminal compete with several coal terminals located in the general geographic area, however, no significant new coal terminals have been constructed near the Cora Terminal or the Grand Rivers Terminal in the last ten years. There are significant barriers to entry for the construction of new coal terminals, including the requirement for significant capital expenditures and restrictive environmental permitting requirements. The Partnership believes the Cora Terminal and the Grand Rivers Terminal can compete successfully with other terminals because of their favorable location, independent ownership, available capacity, modern equipment and large storage area.

   Pier IX Terminal. The Pier IX Terminal competes primarily with two modern coal terminals located in the same Virginian port complex as the Pier IX Terminal.

   Other Terminals. The Partnership's other bulk terminals compete with numerous independent terminal operators and with other terminals owned by oil companies and other industrials opting not to outsource terminal services and with numerous independent bulk terminal operators. However, many of the other bulk terminals were constructed pursuant to long term contracts for specific customers. As a result, the Partnership believes other terminal operators would face a significant disadvantage in competing for the business.

   Major Customers of the Partnership

   Although the Partnership's 1998 revenues were derived from a wide customer base, the following customers accounted for more than 10% of the Partnership's 1998 consolidated revenues:

   o  Equilon Enterprises(1)      13.2%
   o  Tosco Group                 12.3%
   o  Chevron                     11.0%
   o  ARCO                        10.9%

(1) Equilon is the name of the joint venture, formed in January 1998, that combined major elements of Texaco's and Shell's mid-western and western U.S. refining and marketing businesses and nationwide trading, transportation and lubricants businesses.

   Amoco Corporation, including their subsidiaries, accounted for more than 11.9% of the Partnership's 1997 consolidated revenues. In 1996, revenues from Mobil Corporation and Amoco Corporation, including their subsidiaries, accounted for approximately 12.4% and 10.4%, respectively, of total revenues. Due to the Partnership's acquisition of the Pacific Operations in March 1998, their percentage of consolidated revenues has decreased significantly. For a more complete discussion of customers, see Note 14 of the Notes to the Consolidated Financial Statements.

   Employees

   The Partnership does not have any employees. The general partner and/or the subsidiary entities of the Partnership employ all persons necessary for the operation of the Partnership's business. The Partnership reimburses the general partner for the services of its employees. As of March 6, 1999, the general partner and the subsidiary entities had approximately 1,200 employees. Approximately 150 hourly personnel at certain terminals are represented by four labor unions. No other employees of the general partner are members of a union or have a collective bargaining agreement. The general partner considers its relations with its employees to be good.

   Regulation

   Interstate Common Carrier Regulation

   Some of the Partnership's pipelines are interstate common carrier pipelines, subject to regulation by the FERC under the Interstate Commerce Act ("ICA"). The ICA requires the Partnership to maintain tariffs on file with the FERC, which tariffs set forth the rates the Partnership charges for providing transportation services on the interstate common carrier pipelines as well as the rules and regulations governing these services. Petroleum pipelines are able to change their rates within prescribed ceiling levels that are tied to an inflation index. Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. The FERC, however, uses cost-of-service ratemaking, market-based rates and settlement as alternatives to the indexing approach in certain specified circumstances. In 1998, 1997, and 1996, application of the indexing methodology did not significantly affect the Partnership's rates.

   The ICA requires, among other things, that such rates be "just and reasonable" and nondiscriminatory. The ICA permits interested persons to challenge proposed new or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff collected during the pendency of the investigation. The FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint.

   On October 24, 1992, Congress passed the Energy Policy Act of 1992 ("Energy Policy Act"). The Energy Policy Act deemed petroleum pipeline rates that were in effect for the 365-day period ending on the date of enactment or that were in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period to be just and reasonable under the ICA (i.e., "grandfathered"). The Energy Policy Act also limited the circumstances under which a complaint can be made against such grandfathered rates. The rates the Partnership charges for transportation service on its North System and Cypress Pipeline were not suspended or subject to protest or complaint during the relevant 365-day period established by the Energy Policy Act. For this reason, the Partnership believes these rates should be grandfathered under the Energy Policy Act. Certain rates on the Pacific Operations' pipeline system were subject to protest during the 365-day period established by the Energy Policy Act. Accordingly, certain of the Pacific Operations' rates have been, and continue to be, subject to complaints with the FERC, as is more fully described in Item 3.
Legal Proceedings.

   State and Local Regulation

   The Partnership's activities are subject to various state and local laws and regulations, as well as orders of regulatory bodies pursuant thereto, governing a wide variety of matters, including:

   o  marketing;
   o  production;
   o  pricing;
   o  pollution;
   o  protection of the environment; and
   o  safety.

   Safety Regulation

   The Partnership's pipelines are subject to regulation by the United States Department of Transportation ("D.O.T.") with respect to their design, installation, testing, construction, operation, replacement and management. In addition, the Partnership must permit access to and copying of records, and make certain reports and provide information as required by the Secretary of Transportation. Comparable regulation exists in some states in which the Partnership conducts pipeline operations. In addition, the Partnership's truck and bulk terminal loading facilities are subject to D.O.T. regulations dealing with the transportation of hazardous materials for motor vehicles and rail cars. The Partnership believes that it is in substantial compliance with D.O.T. and comparable state regulations.

   The Partnership is also subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The Partnership believes that it is in substantial compliance with OSHA requirements, including general industry standards, recordkeeping requirements, and monitoring of occupational exposure to hazardous substances.

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

   Environmental Matters

   The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. The Partnership believes that its operations and facilities are in general compliance with applicable environmental regulations. The Partnership has an ongoing environmental compliance program. However, risks of accidental leaks or spills are associated with the transportation of NGLs and refined petroleum products, the handling and storage of bulk materials, the fractionation of NGLs and other activities conducted by the Partnership. There can be no assurance that significant costs and liabilities will not be incurred, including those relating to claims for damages to property and persons resulting from operation of the Partnership's businesses. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, could result in increased costs and liabilities to the Partnership.

   Environmental laws and regulations have changed substantially and rapidly over the last 25 years, and the Partnership anticipates that there will be continuing changes. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may impact the environment and/or endangered species, such as emissions of pollutants, generation and disposal of wastes and use and handling of chemical substances.

Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for the Partnership and other similar businesses throughout the United States. It is possible that the costs of compliance with environmental laws and regulations will continue to increase. The Partnership will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly in order to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.

   Solid Waste. The Partnership owns several properties that have been used for many years for the transportation and storage of refined petroleum products and NGLs and the handling and storage of coal and other bulk materials. Solid waste disposal practices within the petroleum industry have improved over the years with the passage and implementation of various environmental laws and regulations. A possibility exists that hydrocarbons and other solid wastes may have been disposed of in, on or under various properties owned by the Partnership during the operating history of these facilities. In such cases, hydrocarbons and other solid wastes could migrate from their original disposal areas and have an adverse effect on soils and groundwater. The Partnership does not believe that there presently exists significant surface or subsurface contamination of its assets by hydrocarbons or other solid wastes not already identified and addressed. The Partnership has developed and maintains a reserve of funds to account for the costs of cleanup at these sites.

   The Partnership will generate both hazardous and nonhazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. From time to time, the United States Environmental Protection Agency ("EPA") considers the adoption of stricter disposal standards for nonhazardous waste. Furthermore, it is possible that some wastes that are currently classified as nonhazardous, which could include wastes currently generated during pipeline or bulk terminal operations, may in the future be designated as "hazardous wastes." Hazardous wastes are subject to more rigorous and costly disposal requirements. Such changes in the regulations may result in additional capital expenditures or operating expenses by the Partnership.

   Superfund. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of "potentially responsible persons" for releases of "hazardous substances" into the environment. These persons include the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Although "petroleum" is excluded from CERCLA's definition of a "hazardous substance," in the course of its ordinary operations the Partnership will generate wastes that may fall within the definition of a "hazardous substances". By operation of law, if the Partnership is determined to be a potentially responsible person, the Partnership may be responsible under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed.

   EPA Gasoline Volatility Restrictions. In order to control air pollution in the United States, the EPA has adopted regulations that require the vapor pressure of motor gasoline sold in the United States to be reduced from May through mid-September of each year. These regulations mandated vapor pressure reductions beginning in 1989, with more stringent restrictions beginning in 1992. States may impose additional volatility restrictions. The regulations have had a substantial effect on the market price and demand for normal butane, and to some extent isobutane, in the United States. Gasoline manufacturers use butanes in the production of motor gasolines. Since normal butane is highly volatile, it is now less desirable for use in blended gasolines sold during the summer months. Although the EPA regulations have reduced demand and may have resulted in a significant decrease in prices for normal butane, low normal butane prices have not impacted the Partnership's pipeline business in the same way they would impact a business with commodity price risk. The EPA regulations have presented the opportunity for additional transportation services on the North System. In the summer of 1991, the North System began long-haul transportation of refinery grade normal butane produced in the Chicago area to the Bushton, Kansas area for storage and subsequent transportation north from Bushton during the winter gasoline blending season. These additional transportation volumes produced at Chicago area refineries resulted from the more restrictive EPA vapor pressure limits on motor gasoline.

   Clean Air Act. The operations of the Partnership are subject to the Clean Air Act and comparable state statutes. The Partnership believes that the operations of its pipelines, the Mont Belvieu Fractionator and the bulk terminals are in substantial compliance with such statutes.

   Numerous amendments to the Clean Air Act were adopted in 1990. These amendments contain lengthy, complex provisions that may result in the imposition over the next several years of certain pollution control requirements with respect to air emissions from the operations of the pipelines, the bulk terminals and the Mont Belvieu Fractionator. The EPA is developing, over a period of many years, regulations to implement those requirements. Depending on the nature of those regulations, and upon requirements that may be imposed by state and local regulatory authorities, the Partnership may be required to incur certain capital expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals and addressing other air emission-related issues.

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

   Risk Factors

   Pending FERC and CPUC Proceedings Seek Substantial Refunds and
Reductions in Tariff Rates.

   Some shippers have filed complaints with the Federal Energy Regulatory Commission and the California Public Utilities Commission that seek substantial refunds and reductions in the Pacific Operations' tariff rates. An adverse decision could negatively impact revenues, results of operations, financial condition, liquidity, and funds available for distribution to unitholders. Additional challenges to tariff rates could be filed with the FERC or CPUC in the future.

   The complaints filed before the Federal Energy Regulatory Commission allege that some pipeline tariff rates of the Pacific Operations are not entitled to "grandfathered" status under the Energy Policy Act of 1992 because "changed circumstances" may have occurred under the Act. An initial decision by the FERC Administrative Law Judge was issued on September 25, 1997. The initial decision determined that the Pacific Operations' East Line rates were not grandfathered under the Energy Policy Act. The initial decision also included rulings that were generally adverse to the Pacific Operations regarding certain cost of service issues. On January 13, 1999, the FERC issued an opinion that affirmed, in major respects, the initial decision, but also modified certain parts of the decision that were adverse to the Partnership. The Partnership believes the effect of the opinion will be less than the approximate $8 million that has been annually accrued as a reserve. Certain of the complainants have appealed the FERC's decision to the United States Court of Appeals for the District of Columbia circuit.

   The complaints filed before the California Public Utilities Commission generally challenge the rates charged for intrastate transportation of refined petroleum through the Pacific Operations' pipeline system in California. On June 18, 1998, a CPUC Administrative Law Judge issued a ruling in the Partnership's favor and dismissed the complaints. The Administrative Law Judge's decision was affirmed by the CPUC on August 6, 1998. The shippers have filed an appeal with the California Supreme Court.

   For additional information about these proceedings, see Item. 3 Legal Proceedings

   Rapid Growth May Cause Difficulties Integrating New Operations

   Part of the Partnership's business strategy includes acquiring additional businesses that will allow it to increase distributions to unitholders. During the period from December 31, 1996 to December 31, 1998, the Partnership made several acquisitions that increased its asset base seven times, and its net income for the year ended December 31, 1998 was over eight times higher than the net income for the year ended December 31, 1996. The Partnership believes that it can profitably combine the operations of acquired businesses with its existing operations. However, unexpected costs or challenges may arise whenever businesses with different operations and management are combined. Successful business combinations require management and other personnel to devote significant amounts of time to integrating the acquired business with existing operations. These efforts may temporarily distract management's attention from day-to-day business, the development or acquisition of new properties and other business opportunities. In addition, the management of the acquired business will often not join the

Partnership's management team. The change in management may make it more difficult to integrate an acquired business with existing operations.

   Potential Change of Control if Kinder Morgan, Inc. Defaults on
Debt

   Kinder Morgan, Inc. owns all of the outstanding capital stock of the general partner. KMI has pledged this stock to secure some of its debt. Presently, KMI's only source of income to pay such debt is dividends that KMI receives from the general partner. If KMI defaults on its debt, the lenders could acquire control of the general partner.

   Possible Increased Costs for Pipeline Easements

  The Partnership generally does not own the land on which its pipelines are constructed. Instead, the Partnership obtains the right to construct and operate the pipelines on other people's land for a period of time. If the Partnership were to lose these rights, its business could be negatively affected.

   Southern Pacific Transportation Company has allowed the Partnership to construct and operate a significant portion of its Pacific Operations' pipeline under their railroad tracks. Southern Pacific Transportation Company and its predecessors were given the right to construct their railroad tracks under federal statutes enacted in 1871 and 1875. The 1871 statute was thought to be an outright grant of ownership that would continue until the land ceased to be used for railroad purposes. Two United States Circuit Courts, however, ruled in 1979 and 1980 that railroad rights-of-way granted under laws similar to the 1871 statute provide only the right to use the surface of the land for railroad purposes without any right to the underground portion. If a court were to rule that the 1871 statute does not permit the use of the underground portion for the operation of a pipeline, the Partnership may be required to obtain permission from the land owners in order to continue to maintain the pipelines. Although no assurance can be given, the Partnership believes it could obtain such permission over time at a cost that would not have a material negative effect on its financial position or results of operations.

   The Partnership has been advised by counsel that it has the power of eminent domain for the liquids pipelines in the states in which it operates (except for Illinois) assuming that it meets certain requirements, which differ from state to state. The Partnership believes that it meets these requirements, however, it also believes that Shell CO2 Company does not have the power of eminent domain for its CO2 pipelines. The Partnership's inability to exercise the power of eminent domain could have a material negative effect on its business if it were to lose the right to use or occupy the property on which its pipelines are located.

   Distributions From Shell CO2 Company May be Limited

   Under certain unlikely scenarios, the Partnership possibly would not receive any distributions from Shell CO2 Company during 2002 and 2003. During 1999-2001, the Partnership will receive a fixed, quarterly distribution from Shell CO2 Company of approximately $3.6 million ($14.5 million per year). In 2002 and 2003, Shell CO2 Company will increase or decrease such cash distributions so that the Partnership's percentage of the total cash distribution during 1998-2003 equals its ownership percentage of Shell CO2 Company during that time (initially 20%). These calculations will be done on a present value basis using a discount rate of 10%. After 2003, the Partnership will participate in distributions according to its partnership percentage.

   Environmental Regulation Significantly Affects Partnership Business

   The business operations of the Partnership are subject to federal, state and local laws and regulations relating to environmental practices. If an accidental leak or spill of liquid petroleum products occurs in a pipeline or at a storage facility, the Partnership may have to pay a significant amount to clean up the leak or spill. The resulting costs and liabilities could negatively affect the level of cash available for distributions to unitholders. Although the Partnership cannot predict the impact of Environmental Protection Agency standards or future environmental measures, such costs could increase significantly if environmental laws and regulations become stricter. Since the costs of environmental regulation are already significant, additional regulation could negatively affect the level of cash available for distributions to unitholders. See "-Regulation".

   Competition

   Competition could ultimately lead to lower levels of profits and lower cash distributions to unitholders. Propane competes with electricity, fuel, oil and natural gas in the residential and commercial heating market. In the engine fuel market, propane competes with gasoline and diesel fuel. Butanes and natural gasoline used in motor gasoline blending and isobutane used in premium fuel production compete with alternative products. Natural gas liquids used as feed stocks for refineries and petrochemical plants compete with alternative feed stocks. The availability and prices of alternative energy sources and feed stocks significantly affect demand for natural gas liquids.

   Pipelines are generally the lowest cost method for intermediate and long-haul overland product movement. Accordingly, the most significant competitors for our pipelines are:

   o proprietary pipelines owned and operated by major oil companies in the areas where our pipelines deliver products;
   o  refineries within the market areas served by our pipelines;
      and
   o  trucks.

   Additional pipelines may be constructed in the future to serve specific markets now served by the Partnership's pipelines. Trucks competitively deliver products in certain markets. Recently, major oil companies have increasingly used trucking, resulting in minor but notable reductions in product volumes delivered to certain shorter-haul destinations, primarily Orange and Colton, California served by the South and West lines of the Pacific Operations.

      The Partnership cannot predict with certainty whether this trend towards increased short-haul trucking will continue in the future. Demand for terminaling services varies widely throughout the pipeline system. Certain major petroleum companies and independent terminal operators directly compete with the Partnership at several terminal locations. At those locations, pricing, service capabilities and available tank capacity control market share.

      The Partnership's ability to compete also depends upon general market conditions, which may change. The Partnership conducts its operations without the benefit of exclusive franchises from government entities. The Partnership provides common carrier transportation services through its pipelines at posted tariffs and almost always without long-term contracts for transportation service with customers. Demand for transportation services for refined petroleum products is primarily a function of:

   o  total and per capita fuel consumption;
   o  prevailing economic and demographic conditions;
   o  alternate modes of transportation;
   o  alternate product sources; and
   o  price.

   Risks Associated with Leverage

   Debt Instruments May Limit Financial Flexibility. The instruments governing the Partnership's debt contain restrictive covenants that may prevent it from engaging in certain beneficial transactions. Such provisions may also limit or prohibit distributions to unitholders under certain circumstances. The agreements governing the Partnership's debt generally require it to comply with various affirmative and negative covenants including the maintenance of certain financial ratios and restrictions on:

   o  incurring additional debt;
   o  entering into mergers, consolidations and sales of assets;
   o  making investments; and
   o  granting liens.

   Additionally, the agreements governing the Partnership's debt generally prohibit the Partnership from:

   o making cash distributions to unitholders more often than quarterly;
   o distributing amounts in excess of 100% of available cash for the immediately preceding calendar quarter; and
   o making any distribution to unitholders if an event of default exists or would exist when such distribution is made.

   The instruments governing any additional debt incurred to refinance the debt may also contain similar restrictions.

   Restrictions on the Ability to Prepay SFPP's Debt May Limit Financial Flexibility. SFPP is subject to certain restrictions with respect to its debt that may limit the Partnership's flexibility in structuring or refinancing existing or future debt. These restrictions include the following:

   o The Partnership may not prepay SFPP's First Mortgage Notes before December 15, 1999;
   o After December 15, 1999 and before December 15, 2002, the Partnership may prepay the SFPP First Mortgage Notes with a make-whole prepayment premium;
   o The Partnership agreed as part of the acquisition of the Pacific Operations to not take certain actions with respect to $190 million of the SFPP First Mortgage Notes that would cause adverse tax consequences for the prior general partner of SFPP.

   Unitholders May Have Negative Tax Consequences if a Default on Debt or Sale of Assets Occurs. If the Partnership defaults on any of its debt, the lenders will have the right to sue for non-payment. Such an action could cause an investment loss and cause negative tax consequences for unitholders through the realization of taxable income by unitholders without a corresponding cash distribution. Likewise, if the Partnership were to dispose of assets and realize a taxable gain while there is substantial debt outstanding and proceeds of the sale were applied to the debt, unitholders could have increased taxable income without a corresponding cash distribution.

   Debt Securities are Subordinated to SFPP Debt. Since SFPP, L.P. will not guarantee any debt securities issued by the Partnership, such debt securities will be effectively subordinated to all debt of SFPP. If SFPP defaults on its debt, the holders of any of the Partnership's senior debt securities would not receive any money from SFPP until SFPP repaid its debt in full.

   Limitations in Our Partnership Agreement and State Partnership Law

   Limited Voting Rights and Control of Management. Unitholders have only limited voting rights on matters affecting the Partnership. The general partner manages Partnership activities. Unitholders have no right to elect the general partner on an annual or other ongoing basis. If the general partner withdraws, however, the holders of a majority of the outstanding units (excluding units owned by the departing general partner and its affiliates) may elect its successor.

   The limited partners may remove the general partner only if:

   o the holders of 66 2/3% of the units vote to remove the general partner. Units owned by the general partner and its affiliates are not counted;
   o the same percentage of units approves a successor general partner;
   o the Partnership continues to be taxed as a partnership for federal income tax purposes; and
   o  the limited partners maintain their limited liability.


   Persons Owning 20% or More of the Units Cannot Vote. Any units held by a person that owns 20% or more of the units cannot be voted. This limitation does not apply to the general partner and its affiliates. This provision may:

   o discourage a person or group from attempting to remove the general partner or otherwise change management; and
   o reduce the price at which the units will trade under certain circumstances. For example, a third party will probably not attempt to remove the general partner and take over our management by making a tender offer for the units at a price above their trading market price without removing the general partner and substituting an affiliate.

   The General Partner's Liability to the Partnership and Unitholders May Be Limited. The partnership agreement contains language limiting the liability of the general partner to the Partnership or the unitholders. For example, the partnership agreement provides that:

   o the general partner does not breach any duty to the Partnership or the unitholders by borrowing funds or approving any borrowing. The general partner is protected even if the purpose or effect of the borrowing is to increase incentive distributions to the general partner;
   o the general partner does not breach any duty to the Partnership or the unitholders by taking any actions consistent with the standards of reasonable discretion outlined in the definitions of available cash and cash from operations contained in the partnership agreement; and
   o the general partner does not breach any standard of care or duty by resolving conflicts of interest unless the general partner acts in bad faith.

   The Partnership Agreement Modifies the Fiduciary Duties of the General Partner Under Delaware Law. Such modifications of state law standards of fiduciary duty may significantly limit the ability of unitholders to successfully challenge the actions of the general partner as being a breach of what would otherwise have been a fiduciary duty. These standards include the highest duties of good faith, fairness and loyalty to the limited partners. Such a duty of loyalty would generally prohibit a general partner of a Delaware limited partnership from taking any action or engaging in any transaction for which it has a conflict of interest. Under the partnership agreement, the general partner may exercise its broad discretion and authority in the management of the Partnership and the conduct of its operations as long as the general partner's actions are in the best interest of the Partnership.

   Unitholders May Have Liability To Repay Distributions. Unitholders will not be liable for assessments in addition to their initial capital investment in the units. Under certain circumstances, however, unitholders may have to repay the Partnership amounts wrongfully returned or distributed to them. Under Delaware law, the Partnership may not make a distribution to unitholders if the distribution causes all liabilities of the Partnership to exceed the fair value of the Partnership's assets. Liabilities to partners on account of their partnership interests and non-recourse liabilities are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated Delaware law will be liable to the limited partnership for the distribution amount for three years from the distribution date. Under Delaware law, an assignee that becomes a substituted limited partner of a limited partnership is liable for the obligations of the assignor to make contributions to the Partnership. However, such an assignee is not obligated for liabilities unknown to him at the time he or she became a limited partner if the liabilities could not be determined from the partnership agreement.

   Unitholders May be Liable if the Partnership does Not Comply With State Partnership Law. The Partnership conducts its business in a number of states. In some of those states, the limitations on the liability of limited partners for the obligations of a limited partnership have not been clearly established. The unitholders might be held liable for the Partnership's obligations as if they were a general partner if:

   o a court or government agency determined that the Partnership was conducting business in the state but had not complied with the state's partnership statute; or
   o unitholders' rights to act together to remove or replace the general partner or take other actions under the partnership agreement constitute "control" of the Partnership's business.

   The General Partner May Buy Out Minority Unitholders if it Owns 80% of the Units. If at any time the general partner and its affiliates own 80% or more of the issued and outstanding units, the general partner will have the right to purchase all of the remaining units. Because of this right, a unitholder may have to sell his interest against his will or for a less than desirable price. The general partner may only purchase all of the units. The purchase price for such a purchase will be the greater of: o

   o  the most recent 20-day average trading price; or
   o the highest purchase price paid by the general partner or its affiliates to acquire units during the prior 90 days.

The general partner can assign this right to its affiliates or to the Partnership.

   The Partnership May Sell Additional Limited Partner Interests, Diluting Existing Interests of Unitholders. The partnership agreement allows the general partner to cause the Partnership to issue additional units and other equity securities. When the Partnership issues additional equity securities, the existing unitholders' proportionate partnership interest will decrease. Such an issuance could negatively affect the amount of cash distributed to unitholders and the market price of units. Issuance of additional units will also diminish the relative voting strength of the previously outstanding units. There is no limit on the total number of units the Partnership may issue.

   General Partner Can Protect Itself Against Dilution. Whenever the Partnership issues equity securities to any person other than the general partner and its affiliates, the general partner has the right to purchase additional limited partnership interests on the same terms. This allows the general partner to maintain its partnership interest in the Partnership. No other unitholder has a similar right. Therefore, only the general partner may protect itself against dilution caused by issuance of additional equity securities.

   Potential Conflicts of Interest Related to the Operation of the Partnership

      Certain conflicts of interest could arise among the general partner, KMI and the Partnership. Such conflicts may include, among others, the following situations:

   o the Partnership does not have any employees and relies solely on employees of the general partner and its affiliates, including KMI;
   o under the partnership agreement, the Partnership reimburses the general partner for the costs of managing and operating the Partnership;
   o the amount of cash expenditures, borrowings and reserves in any quarter may affect available cash to pay quarterly distributions to unitholders;
   o the general partner tries to avoid being personally liable for Partnership obligations. The general partner is permitted to protect its assets in this manner by the partnership agreement. Under the partnership agreement, the general partner does not breach its fiduciary duty even if the Partnership could have obtained more favorable terms without limitations on the general partner's liability;
   o under the partnership agreement, the general partner may pay its affiliates for any services rendered on terms fair and reasonable to the Partnership. The general partner may also enter into additional contracts with any of its affiliates on behalf of the Partnership. Agreements or contracts between the Partnership and the general partner (and its affiliates) are not the result of arms length negotiations;
   o the general partner does not breach the partnership agreement by exercising its call rights to purchase limited partnership interests or by assigning its call rights to one of its affiliates or to the Partnership.

   Tax Treatment of Publicly Traded Partnerships Under the
Internal Revenue Code

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

   Tax Characterization of the Partnership. The availability of the federal income tax benefits of an investment in the Partnership to a holder of units depends, in large part, on the classification of the Partnership as a partnership for federal income tax purposes. The Code generally treats a publicly traded partnership formed after 1987 as a corporation unless, for each taxable year of its existence, 90% or more of its gross income consists of qualifying income.

   If the Partnership were to fail to meet the 90% "qualified income" test (the "Natural Resources Exception") for any year prior to or subsequent to the acquisition of the Pacific Operations, the Partnership would be treated as a corporation unless it met the inadvertent failure exception. Qualifying income includes interest, dividends, real property rents, gains from the sale or disposition of real property, income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines transporting gas, oil or products thereof), or the marketing of any mineral or natural resource (including fertilizer, geothermal energy and timber), and gain from the sale or disposition of capital assets that produced such income. The general partner believes that more than 90% of the Partnership's gross income is, and has been, qualifying income, because the Partnership is engaged primarily in the transportation of NGLs and refined petroleum products through pipelines and the handling and storage of coal.

   If the Partnership were classified as an association taxable as a corporation for federal income tax purposes, the Partnership would be required to pay tax on its income at corporate rates, distributions would generally be taxed to the holders of units as corporate distributions, and no income, gain, loss, deduction or credit would flow through to the holders of units. Because tax would be imposed upon the Partnership as an entity, the cash available for distribution to the holders of units would be substantially reduced. Treatment of the Partnership as an association taxable as a corporation or otherwise as a taxable entity would result in a material reduction in the anticipated cash flow and after-tax return to the holders of units.

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

   Passive Activity Loss Limitations. Under the passive loss limitations, losses generated by the Partnership, if any, will only be available to offset future income generated by the Partnership and cannot be used to offset income which an individual estate, trust or personal service corporation realizes from other activities, including passive activities or investments. Income, which may not be offset by passive activity "losses", includes not only salary and active business income, but also portfolio income such as interest, dividends or royalties or gain from the sale of property that produces portfolio income. Credits from passive activities are also limited to the tax attributable to any income from passive activities. The passive activity loss rules are applied after other applicable limitations on deductions, such as the at-risk rules and the basis limitation. Certain closely held corporations are subject to slightly different rules, which can also limit their ability to offset passive losses against certain types of income. A unitholder's proportionate share of unused losses may be deducted when the holder of units disposes of all of such holder's units in a fully taxable transaction with an unrelated party. Net passive income from the Partnership may be offset by a unitholder's unused Partnership losses carried over from prior years, but not by losses from other passive activities, including losses from other publicly traded partnerships. In addition, a unitholder's proportionate share of the Partnership's portfolio income, including portfolio income arising from the investment of the Partnership's working capital, is not treated as income from a passive activity and may not be offset by such unitholder's share of net losses of the Partnership.

   Section 754 Election. Each of the Partnership and its operating partnerships has made, will make, as necessary, and maintain the election provided for by
Section 754 of the Code, which will generally permit a holder of units to calculate cost recovery and depreciation deductions by reference to the portion of the unitholder's purchase price attributable to each asset of the Partnership. A constructive termination of the Partnership could result in penalties and a loss of basis adjustments under Section 754, if the Partnership were unable to determine that a termination had occurred and, therefore, did not make a Section 754 election for the new Partnership.

   No Amortization of Book-Up Attributable to Intangibles. The acquisition of the Pacific Operations resulted in a restatement of the capital accounts of both the former Santa Fe common unitholders and the Partnership's pre-acquisition unitholders to fair market value ("Book-Up"). An allocation of such increased capital account value among the Partnership's assets was based on the values indicated by an independent appraisal obtained by the general partner. The independent appraisal indicated that all of such value was attributable to tangible assets. However, if such valuations are challenged by the IRS and such challenge is successful, a portion of this Book-Up would be allocated to intangible assets that would not be amortizable either for tax or capital account purposes, and therefore, would not support a curative allocation of income. This could result in a disproportionate allocation of taxable income to either a pre-acquisition unitholder or a former Santa Fe common unitholder.

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

   Tax Liability Exceeding Cash Distributions or Proceeds from Dispositions of Units. A holder of units will be required to pay federal income tax and, in certain cases, state and local income taxes on such holder's allocable share of the Partnership's income, whether or not such holder receives cash distributions from the Partnership. No assurance is given that holders of units will receive cash distributions equal to their allocable share of taxable income from the Partnership. Further, a holder of units may incur tax liability in excess of the amount of cash received.

   Tax Shelter Registration; Potential IRS Audit. The Partnership is registered with the IRS as a "tax shelter." No assurance can be given that the IRS will not audit the Partnership or that tax adjustments will not be made. The rights of a unitholder owning less than a 1% profits interest in the Partnership to participate in the income tax audit process have been substantially reduced. Further, any adjustments in the Partnership's returns will lead to adjustments in the returns of holders of units and may lead to audits of unitholders' returns and adjustments of items unrelated to the Partnership's. Each holder of units would bear the cost of any expenses incurred in connection with an examination of the personal tax return of such holder.

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

   State and Local Tax Treatment. Each holder of units may be subject to income, estate or inheritance taxes in states and localities in which the Partnership owns property or does business, as well as in such holder's own state or locality. As of December 31, 1998, the Partnership conducted business in 17 states: Arizona, California, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Missouri, Nebraska, Nevada, New Mexico, Oregon, South Carolina, Texas, Virginia and Wyoming. A unitholder will likely be required to file state income tax returns and to pay applicable state income taxes in many of these states and may be subject to penalties for failure to comply with such requirements. Some of the states have proposed that the Partnership withhold a percentage of income attributable to Partnership operations within the state for unitholders who are non-residents of the state. In the event that amounts are required to be withheld (which may be greater or less than a particular unitholder's income tax liability to the state), such withholding would generally not relieve the non-resident unitholder from the obligation to file a state income tax return.

   Description of the Partnership Agreement

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

   Organization and Duration

   The Partnership and each of the operating partnerships are Delaware limited partnerships. Unless liquidated or dissolved at an earlier time, under the terms of the partnership agreement, the Partnership and each of the operating partnerships will dissolve on December 31, 2082.

   Purpose

   The purpose of the Partnership under the partnership agreement is to serve as the limited partner in the operating partnerships and to conduct any other business that may be lawfully conducted by a Delaware limited partnership.

   Power of Attorney

   Each limited partner, and each person who acquires a unit from a prior holder and executes and delivers a transfer application with respect to such unit, grants to the general partner and, if a liquidator has been appointed, the liquidator, a power of attorney to, among other things, (i) execute and file certain documents required in connection with the qualification, continuance or dissolution of the Partnership or the amendment of the partnership agreement in accordance with the terms of the partnership agreement and (ii) make consents and waivers contained in the partnership agreement.

   Restrictions on Authority of the General Partner

   The authority of the general partner is limited in certain respects under the partnership agreement. The general partner is prohibited, without the prior approval of holders of record of a majority of the outstanding units from, among other things, selling or exchanging all or substantially all of the Partnership's assets in a single transaction or a series of related transactions (including by way of merger, consolidation or other combination) or approving on behalf of the Partnership the sale, exchange or other disposition of all or substantially all of the assets of the Partnership, provided that the Partnership may mortgage, pledge, hypothecate or grant a security interest in all or substantially all of the Partnership's assets without such approval. The Partnership may sell all or substantially all of its assets pursuant to a foreclosure or other realization upon the foregoing encumbrances without such approval. Except as provided in the partnership agreement and generally described under "--Amendment of Partnership Agreement and Other Agreements," any amendment to a provision of the partnership agreement generally will require the approval of the holders of at least 66 2/3% of the units. The general partner's ability to sell or otherwise dispose of the Partnership's assets is restricted by the terms of the Partnership's credit facility.

   In general, the general partner may not take any action, or refuse to take any reasonable action, without the consent of the holders of at least a majority of the outstanding units of the Partnership, (other than units owned by the general partner and its affiliates), the effect of which would be to cause the Partnership to be treated as an association taxable as a corporation or otherwise taxed as an entity for federal income tax purposes.

Withdrawal or Removal of the General Partner

   The general partner has agreed not to voluntarily withdraw as general partner of the Partnership prior to January 1, 2003 (with limited exceptions described below) without the approval of at least a majority of the outstanding units (excluding for purposes of such determination units held by the general partner and its affiliates) and furnishing an opinion of counsel that such withdrawal will not cause the Partnership to be treated as an association taxable as a corporation or otherwise taxed as an entity for federal income tax purposes or result in the loss of the limited liability of any limited partner. On or after January 1, 2003, the general partner may withdraw as general partner by giving 90 days' written notice (without first obtaining approval from the holders of units), and such withdrawal will not constitute a breach of the partnership agreement. If an opinion of counsel cannot be obtained to the effect that (following the selection of a successor) the general partner's withdrawal would not result in the loss of limited liability of the holders of units or cause the Partnership to be treated as an association taxable as a corporation or otherwise taxed as an entity for federal income tax purposes, the Partnership will be dissolved after such withdrawal. Notwithstanding the foregoing, the general partner may withdraw without approval of the holders of units upon 90 days' notice to the limited partners if more than 50% of the outstanding units (other than those held by the withdrawing general partner and its affiliates) are held or controlled by one person and its affiliates. In addition, the partnership agreement does not restrict Kinder Morgan, Inc.'s ability to sell directly or indirectly, all or any portion of the capital stock of the general partner to a third party without the approval of the holders of units.

   The general partner may not be removed unless such removal is approved by the vote of the holders of not less than 66 2/3% of the outstanding units (excluding units held by the general partner and its affiliates) provided that certain other conditions are satisfied. Any such removal is subject to the approval of the successor general partner by the same vote and receipt of an opinion of counsel that such removal and the approval of a successor will not result in the loss of limited liability of any limited partner or cause the Partnership to be treated as an association taxable as a corporation or otherwise taxed as an entity for federal income tax purposes.

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

   If the above-described option is not exercised by either the Departing Partner or the successor general partner, as applicable, the Departing Partner's general partner interest in the Partnership will be converted into units equal to the fair market value of such interest as determined by an investment banking firm or other independent expert selected in the manner described in the preceding paragraph.

   The general partner may transfer all, but not less than all, of its general partner interest in the Partnership without the approval of the limited partners to one of its affiliates or upon its merger or consolidation into another entity or the transfer of all or substantially all of its assets to another entity, provided in either case that such entity assumes the rights and duties of the general partner, agrees to be bound by the provisions of the partnership agreement and furnishes an opinion of counsel that such transfer would not result in the loss of the limited liability of any limited partner or cause the Partnership to be treated as an association taxable as a corporation or otherwise cause the Partnership to be subject to entity level taxation for federal income tax purposes. In the case of any other transfer of the general partner interest in the Partnership, in addition to the foregoing requirements, the approval of at least a majority of the units is required, excluding for such purposes those interests held by the general partner and its affiliates.

   Upon the withdrawal or removal of the general partner, the Partnership will be dissolved, wound up and liquidated, unless such withdrawal or removal takes place following the approval of a successor general partner or unless within 180 days after such withdrawal or removal a majority of the holders of units agree in writing to continue the business of the Partnership and to the appointment of a successor general partner. See "-Termination and Dissolution."

   Anti-takeover and Restricted Voting Right Provisions

   The partnership agreement contains certain provisions that are intended to discourage a person or group from attempting to remove the general partner or otherwise change the management of the Partnership. If any person or group other than the general partner and its affiliates acquires beneficial ownership of 20% or more of the units, such person or group loses any and all voting rights with respect to all of the units beneficially owned or held by such person.

   Transfer of Units; Status as Limited Partner or Assignee

   Until a unit has been transferred on the books of the Partnership, the Partnership and the transfer agent, notwithstanding any notice to the contrary, may treat the record holder thereof as the absolute owner for all purposes, except as otherwise required by law or stock exchange regulation. Any transfers of a unit will not be recorded by the transfer agent or recognized by the Partnership unless the transferee executes and delivers a Transfer Application (set forth on the reverse side of the certificate representing units). By executing and delivering the Transfer Application, the transferee of units:

   o becomes the record holder of such units and shall constitute an assignee until admitted to the Partnership as a substitute limited partner;
   o automatically requests admission as a substituted limited partner in the Partnership;
   o agrees to be bound by the terms and conditions of and is deemed to have executed the partnership agreement;
   o represents that such transferee has capacity, power and authority to enter into the partnership agreement;
   o grants powers of attorney to the general partner and any liquidator of the Partnership as specified in the partnership agreement; and
   o makes the consents and waivers contained in the partnership agreement.

   An assignee, pending its admission as a substituted limited partner in the Partnership, is entitled to an interest in the Partnership equivalent to that of a limited partner with respect to the right to share in allocations and distributions from the Partnership, including liquidating distributions. The general partner will vote, and exercise other powers attributable to, units owned by an assignee that has not become a substituted limited partner at the written direction of such Assignee. See "-Meetings; Voting."

   An assignee will become a substituted limited partner of the Partnership in respect of the transferred units upon the consent of the general partner and the recordation of the name of the assignee on the books and records of the Partnership. Such consent may be withheld in the sole discretion of the general partner. Units are securities and are transferable according to the laws governing transfers of securities. In addition to other rights acquired upon transfer, the transferor gives the transferee the right to request admission as a substituted limited partner in the Partnership in respect of the transferred units. A purchaser or transferee of a unit who does not execute and deliver a Transfer Application obtains only:

   o the right to transfer the units to a purchaser or other transferee; and
   o the right to transfer the right to seek admission as a substituted limited partner in the Partnership with respect to the transferred units.

   Thus, a purchaser or transferee of units who does not execute and deliver a Transfer Application will not receive cash distributions unless the units are held in a nominee or street name account and the nominee or broker has executed and delivered a Transfer Application with respect to such units and may not receive certain federal income tax information or reports furnished to record holders of units. The transferor of units will have a duty to provide such transferee with all information that may be necessary to obtain registration of the transfer of the units, but the transferee agrees, by acceptance of the certificate representing units, that the transferor will not have a duty to see to the execution of the Transfer Application by the transferee and will have no liability or responsibility if such transferee neglects or chooses not to execute and forward the Transfer Application.

   Holders of units may hold their units in nominee accounts, provided that the broker (or other nominee) executes and delivers a Transfer Application. The Partnership will be entitled to treat the nominee holder of a unit as the absolute owner thereof, and the beneficial owner's rights will be limited solely to those that it has against the nominee holder as a result of or by reason of any understanding or agreement between such beneficial owner and nominee holder.

   Non-citizen Assignees; Redemption

   If the Partnership is or becomes subject to federal, state or local laws or regulations that, in the reasonable determination of the general partner, provides for the cancellation or forfeiture of any property in which the Partnership has an interest because of the nationality, citizenship or other related status of any limited partner or assignee, the Partnership may redeem the units held by such limited partner or assignee at their Average Fair Market Price. In order to avoid any such cancellation or forfeiture, the general partner may require each record holder or assignee to furnish information about the holder's nationality, citizenship, residency or related status. If the record holder fails to furnish such information within 30 days after a request for such information, or if the general partner determines on the basis of the information furnished by such holder in response to the request that the cancellation or forfeiture of any property in which the Partnership has an interest may occur, the general partner may be substituted as the limited partner for such record holder, who will then be treated as a non-citizen assignee ("Non-citizen Assignee"), and the general partner will have the right to redeem the units held by such record holder as described above. The partnership agreement sets forth the rights of such record holder or assignee upon redemption. Pending such redemption or in lieu thereof, the general partner may change the status of any such limited partner or assignee to that of a Non-citizen Assignee. Further, a Non-citizen Assignee (unlike an assignee who is not a substitute limited partner) does not have the right to direct the vote regarding such Non-citizen Assignee's units and may not receive distributions in kind upon liquidation of the Partnership. See "-Transfer of Units; Status as Limited Partner or Assignee."

   As used in this Report:

   o "Average Fair Market Price" of a limited partner interest as of any date means the average of the daily End of Day Price (as hereinafter defined) for the 20 consecutive Unit Transaction Days (as hereinafter defined) immediately prior to such date;
   o "End of Day Price" for any day means the last sale price on such day, regular way, or in case no such sale takes place on such day, the average of the closing bid and asked prices on such day, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the principal national securities exchange on which the limited partner interests of such class are listed or admitted to trading or, if the limited partner interests of such class are not listed or admitted to trading on any national securities exchange, the last quoted sale price on such day, or, if not so quoted, the average of the high bid and low asked prices on such day in the over-the-counter market, as reported by the NASDAQ or such other system then in use, or if on any such day the limited partner interests of such class are not quoted by any such organization, the average of the closing bid and asked prices on such day as furnished by a professional market maker making a market in the limited partner interests of such class selected by the board of directors of the general partner, or if on any such day no market maker is making a market in such limited partner interests, the fair value of such limited partner interests on such day as determined reasonably and in good faith by the board of directors of the general partner; and
   o "Unit Transaction Day" means a day on which the principal national securities exchange on which such limited partner interests are listed or admitted to trading is open for the transaction of business or, if the limited partner interests of such class are not listed or admitted to trading on any national securities exchange, a day on which banking institutions in New York City generally are open.

   Issuance of Additional Securities

   The Partnership's Issuance of Securities. The partnership agreement does not restrict the ability of the general partner to issue additional limited or general partner interests and authorizes the general partner to cause the Partnership to issue additional securities of the Partnership for such consideration and on such terms and conditions as shall be established by the general partner in its sole discretion without the approval of any limited partners. In accordance with Delaware law and the provisions of the partnership agreement, the general partner may issue additional partnership interests, which, in its sole discretion, may have special voting rights to which the units are not entitled.

   Limited Pre-emptive Right of General Partner. The general partner has the right, which it may from time to time assign in whole or in part to any of its affiliates, to purchase units or other equity securities of the Partnership from the Partnership whenever, and on the same terms that, the Partnership issues such securities to persons other than the general partner and its affiliates, to the extent necessary to maintain the percentage interest of the general partner and its affiliates in the Partnership to that which existed immediately prior to each such issuance.

   Limited Call Right

   If at any time 80% or more of the units are held by the general partner and its affiliates, the general partner will have the right, which it may assign and transfer to any of its affiliates or to the Partnership, to purchase all of the remaining units as of a record date to be selected by the general partner, on at least 10 but not more than 60 days' notice. The purchase price in the event of such purchase shall be the greater of:

   o the Average Fair Market Price of limited partner interests of such class as of the date five days prior to the mailing of written notice of its election to purchase limited partner interests of such class; and
   o the highest cash price paid by the general partner or any of its affiliates for any units purchased within the 90 days preceding the date the general partner mails notice of its election to purchase such units.

   Amendment of Partnership Agreement and Other Agreements

   Amendments to the partnership agreement may be proposed only by or with the consent of the general partner. In order to adopt a proposed amendment, the general partner is required to seek written approval of the holders of the number of units required to approve such amendment or call a meeting of the limited partners to consider and vote upon the proposed amendment, except as described below. Proposed amendments (other than those described below) must be approved by holders of at least 66 2/3% of the outstanding units, except that no amendment may be made which would:

   o enlarge the obligations of any limited partner, without its consent;
   o enlarge the obligations of the general partner, without its consent, which may be given or withheld in its sole discretion;
   o restrict in any way any action by or rights of the general partner as set forth in the partnership agreement;
   o modify the amounts distributable, reimbursable or otherwise payable by the Partnership to the general partner;
   o  change the term of the Partnership; or
   o give any person the right to dissolve the Partnership other than the general partner's right to dissolve the Partnership with the approval of a majority of the outstanding units or change such right of the general partner in any way.

   The general partner may make amendments to the partnership agreement without the approval of any limited partner or assignee of the Partnership to reflect:

   o a change in the name of the Partnership, the location of the principal place of business of the Partnership, the registered agent or the registered office of the Partnership;
   o admission, substitution, withdrawal or removal of partners in accordance with the partnership agreement;
   o a change that, in the sole discretion of the general partner, is reasonable and necessary or appropriate to qualify or continue the qualification of the Partnership as a partnership in which the limited partners have limited liability or that is necessary or advisable in the opinion of the general partner to ensure that the Partnership will not be treated as an association taxable as a corporation or otherwise subject to taxation as an entity for federal income tax purposes;
   o an amendment that is necessary, in the opinion of counsel to the Partnership, to prevent the Partnership or the general partner or their respective directors or officers from in any manner being subjected to the provisions of the Investment Company Act of 1940, as amended, the Investment
      Advisors Act of 1940, as amended, or "plan asset" regulations adopted under the Employee Retirement Income
      Security Act of 1974, as amended, whether or not substantially similar to plan asset regulations currently applied or proposed by the United States Department of Labor;

   o an amendment that in the sole discretion of the general partner is necessary or desirable in connection with the authorization of additional limited or general partner interests;
   o any amendment expressly permitted in the partnership agreement to be made by the general partner acting alone;
   o an amendment effected, necessitated or contemplated by a merger agreement that has been approved pursuant to the terms of the partnership agreement; and
   o  any other amendments substantially similar to the foregoing.

   In addition, the general partner may make amendments to the partnership agreement without such consent if such amendments:

   o do not adversely affect the limited partners in any material respect;
   o are necessary or desirable to satisfy any requirements, conditions or guidelines contained in any opinion, directive, ruling or regulation of any federal or state agency or judicial authority or contained in any federal or state statute;
   o are necessary or desirable to facilitate the trading of the units or to comply with any rule, regulation, guideline or requirement of any securities exchange on which the units are or will be listed for trading, compliance with any of which the general partner deems to be in the best interests of the Partnership and the holders of units; or
   o are required to effect the intent of, or as contemplated by, the partnership agreement.

   The general partner will not be required to obtain an opinion of counsel as to the tax consequences or the possible effect on limited liability of amendments described in the two immediately preceding paragraphs. No other amendments to the partnership agreement will become effective without the approval of at least 95% of the units unless the Partnership obtains an opinion of counsel to the effect that such amendment:

   o will not cause the Partnership to be treated as an association taxable as a corporation or otherwise cause the Partnership to be subject to entity level taxation for federal income tax purposes; and
   o will not affect the limited liability of any limited partner in the Partnership or the limited partner of the operating partnerships.

   Any amendment that materially and adversely affects the rights or preferences of any type or class of limited partner interests in relation to other types or classes of limited partner interests or the general partner interests will require the approval of at least 66 2/3% of the type or class of limited partner interests so affected.

   Management

   The general partner will manage and operate the activities of the Partnership, and the general partner's activities will be limited to such management and operation. Holders of units will not direct or participate in the management or operations of the Partnership or any of the operating partnerships. See "--Limited Liability." The general partner will owe a fiduciary duty to the holders of units. Notwithstanding any limitation on obligations or duties, the general partner will be liable, as the general partner of the Partnership, for all the debts of the Partnership (to the extent not paid by the Partnership), except to the extent that indebtedness incurred by the Partnership is made specifically non-recourse to the general partner.

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

   Reimbursement of Expenses. The general partner will receive no management fee or similar compensation in conjunction with its management of the Partnership (other than cash distributions). See "--Cash Distribution Policy." However, the general partner is entitled pursuant to the partnership agreement to reimbursement on a monthly basis, or such other basis as the general partner may determine in its sole discretion, for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the general partner in connection with operating the Partnership's business. The partnership agreement provides that the general partner shall determine the fees and expenses that are allocable to the Partnership in any reasonable manner determined by the general partner in its sole discretion. The reimbursement for such costs and expenses will be in addition to any reimbursement to the general partner and its affiliates as a result of the indemnification provisions of the partnership agreement. See "-Indemnification."

   Indemnification. The partnership agreement provides that the Partnership will indemnify the general partner, any Departing Partner and any person who is or was an officer or director of the general partner or any Departing Partner, to the fullest extent permitted by law, and may indemnify, to the extent deemed advisable by the general partner, to the fullest extent permitted by law, any person who is or was an affiliate of the general partner or any Departing Partner, any person who is or was an officer, director, employee, partner, agent or trustee of the general partner, any Departing Partner or any such affiliate, or any person who is or was serving at the request of the general partner or any affiliate of the general partner or any Departing Partner as an officer, director, employee, partner, agent, or trustee of another person ("Indemnities") from and against any and all losses, claims, damages, liabilities (joint or several), expenses (including, without limitation, legal fees and expenses), judgments, fines, penalties, interest, settlement and other amounts arising from any and all claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, in which any Indemnitee may be involved, or is threatened to be involved, as a party or otherwise, by reason of its status as:

   o the general partner, a Departing Partner or affiliate of either;
   o an officer, director, employee, partner, agent or trustee of the general partner, any Departing Partner or affiliate of either; or
   o a person serving at the request of the Partnership in another entity in a similar capacity.

   In each case the Indemnitee must have acted in good faith and in a manner which the Indemnitee believed to be in or not opposed to the best interests of the Partnership and, with respect to any criminal proceeding, had no reasonable cause to believe its conduct was unlawful. Any indemnification under the partnership agreement will only be paid out of the assets of the Partnership, and the general partner will not be personally liable for, or have any obligation to contribute or loan funds or assets to the Partnership to enable it to effectuate, such indemnification. The Partnership is authorized to purchase (or to reimburse the general partner or its affiliates for the cost of) insurance, purchased on behalf of the general partner and such other persons as the general partner determines, against liabilities asserted against and expenses incurred by such persons in connection with the Partnership's activities, whether or not the Partnership would have the power to indemnify such person against such liabilities under the provisions described above.

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


   Meetings; Voting

   Holders of units or assignees who are record holders of units on the record date set pursuant to the partnership agreement will be entitled to notice of, and to vote at, meetings of limited partners of the Partnership and to act with respect to matters as to which approvals may be solicited. With respect to voting rights attributable to units that are owned by assignees who have not yet been admitted as limited partners, the general partner will be deemed to be the limited partner with respect thereto and will, in exercising the voting rights in respect of such units on any matter, vote such units at the written direction of such record holder. If a proxy is not returned on behalf of the unit record holder, such units will not be voted (except that, in the case of units held by the general partner on behalf of Non-citizen Assignees, the general partner will distribute the votes in respect of such units in the same ratios as the votes of limited partners in respect of other units are cast). When a proxy is returned properly executed, the units represented thereby will be voted in accordance with the indicated instructions. If no instructions have been specified on the properly executed and returned proxy, the units represented thereby will be voted "FOR" the approval of the matters to be presented. Units held by the general partner on behalf of Non-citizen Assignees shall be voted by the general partner in the same ratios as the votes of the limited partners with respect to the matter presented to the holders of units.

   Any action that is required or permitted to be taken by the limited partners may be taken either at a meeting of the limited partners or without a meeting if consents in writing setting forth the action so taken are signed by holders of such number of limited partner interests as would be necessary to authorize or take such action at a meeting of the limited partners. Meetings of the limited partners of the Partnership may be called by the general partner or by limited partners owning at least 20% of the outstanding units of the class for which a meeting is proposed. Limited partners may vote either in person or by proxy at meetings. Two-thirds (or a majority, if that is the vote required to take action at the meeting in question) of the outstanding limited partner interests of the class for which a meeting is to be held (excluding, if such are excluded from such vote, limited partner interests held by the general partner and its affiliates) represented in person or by proxy will constitute a quorum at a meeting of limited partners of the Partnership. Except for any proposal for removal of the general partner or certain amendments to the partnership agreement described above, substantially all matters submitted for a vote are determined by the affirmative vote, in person or by proxy, of holders of a majority of the outstanding limited partner interests.

   Each record holder of a unit has a vote according to such record holder's percentage interest in the Partnership, although the general partner could issue additional limited partner interests having special voting rights. See "--Issuance of Additional Securities." However, units owned beneficially by any person or group (other than the general partner and its affiliates) that own beneficially 20% or more of all units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of limited partners, calculating required votes, determining the presence of a quorum or for other similar partnership purposes. The partnership agreement provides that the broker (or other nominee) will vote units held in nominee or street name accounts pursuant to the instruction of the beneficial owner, unless the arrangement between the beneficial owner and such holder's nominee provides otherwise.

   Any notice, demand, request, report or proxy materials required or permitted to be given or made to record holders of units (whether or not such record holder has been admitted as a limited partner) under the terms of the partnership agreement will be delivered to the record holder by the Partnership or by the transfer agent at the request of the Partnership.

   Limited Liability

   Except as described below, units are fully paid, and holders of units will not be required to make additional contributions to the Partnership.

   Assuming that a limited partner does not participate in the control of the business of the Partnership, within the meaning of the Delaware limited partnership act, and that such partner otherwise acts in conformity with the provisions of the partnership agreement, such partner's liability under Delaware law will be limited, subject to certain possible exceptions, generally to the amount of capital such partner is obligated to contribute to the Partnership in respect of such holder's units plus such holder's share of any undistributed profits and assets of the Partnership. However, if it were determined that the right or exercise of the right by the limited partners as a group to remove or replace the general partner, to approve certain amendments to the partnership agreement or to take other action pursuant to the partnership agreement constituted "participation in the control" of the Partnership's business for the purposes of the Delaware limited partnership act, then the limited partners could be held personally liable for the Partnership's obligations under the laws of the State of Delaware to the same extent as the general partner. Under Delaware law, a limited partnership may not make a distribution to a partner to the extent that at the time of the distribution, after giving effect to the distribution, all liabilities of the partnership, other than liabilities to partners on account of their partnership interests and nonrecourse liabilities, exceed the fair value of the assets of the limited partnership. For the purpose of determining the fair value of the assets of a limited partnership, Delaware law provides that the fair value of property subject to nonrecourse liability shall be included in the assets of the limited partnership only to the extent that the fair value of that property exceeds that nonrecourse liability. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution was in violation of Delaware law shall be liable to the limited partnership for the amount of the distribution for three years from the date of the distribution. Under Delaware law, an assignee who becomes a substituted limited partner of a limited partnership is liable for the obligations of the assignor to make contributions to the Partnership, except the assignee is not obligated for liabilities unknown to such assignee at the time the assignee became a limited partner and which could not be ascertained from the partnership agreement.

   The Partnership is organized under the laws of Delaware and currently conducts business in a number of states. Maintenance of limited liability will require compliance with legal requirements in all of the jurisdictions in which the Partnership conducts business, including qualifying the operating partnerships to do business therein. Limitations on the liability of limited partners for the obligations of a limited partnership have not been clearly established in many jurisdictions. If it were determined that the Partnership was, by virtue of its limited partner interest in the operating partnerships or otherwise, conducting business in any state without compliance with the applicable limited partnership statute, or that the right or exercise of the right by the limited partners as a group to remove or replace the general partner, to approve certain amendments to the partnership agreement, or to take other action pursuant to the partnership agreement constituted "participation in the control" of the Partnership's business for the purposes of the statues of any relevant jurisdiction, then the limited partners could be held personally liable for the Partnership's obligations under the law of such jurisdiction to the same extent as the general partner. The Partnership will operate in such manner as the general partner deems reasonable and necessary or appropriate to preserve the limited liability of holders of units.

   Books and Reports

   The general partner is required to keep appropriate books of the business at the principal offices of the Partnership. The books will be maintained for both tax and financial reporting purposes on an accrual basis. The fiscal year of the Partnership is the calendar year.

   As soon as practicable, but in no event later than 120 days after the close of each fiscal year, the general partner will furnish each record holder of a unit (as of a record date selected by the general partner) with an annual report containing audited financial statements of the Partnership for the past fiscal year, prepared in accordance with generally accepted accounting principles. As soon as practicable, but in no event later than 90 days after the close of each calendar quarter (except the fourth quarter), the general partner will furnish each record holder of units upon request a report containing unaudited financial statements of the Partnership and such other information as may be required by law.

   The general partner will use all reasonable efforts to furnish each record holder of a unit information reasonably required for tax reporting purposes within 90 days after the close of each taxable year. Such information is expected to be furnished in a summary form so that certain complex calculations normally required of partners can be avoided. The general partner's ability to furnish such summary information to holders of units will depend on the cooperation of such holders of units in supplying certain information to the general partner. Every holder of a unit (without regard to whether such holder supplies such information to the general partner) will receive information to assist in determining such holder's federal and state tax liability and filing such holder's federal and state income tax returns.

   Right to Inspect Partnership Books and Records

   The partnership agreement provides that a limited partner can, for a purpose reasonably related to such limited partner's interest as a limited partner, upon reasonable demand and at such partner's own expense, have furnished to him:

   o a current list of the name and last known address of each partner;
   o  a copy of the Partnership's tax returns;
   o information as to the amount of cash, and a description and statement of the agreed value of any other property or services contributed or to be contributed by each partner and the date on which each became a partner;
   o copies of the partnership agreement, the certificate of limited partnership of the Partnership, amendments thereto and powers of attorney pursuant to which the same have been executed;

   o information regarding the status of the Partnership's business and financial condition; and
   o such other information regarding the affairs of the Partnership as is just and reasonable.

   The general partner may, and intends to, keep confidential from the limited partners trade secrets or other information the disclosure of which the general partner believes in good faith is not in the best interests of the Partnership or which the Partnership is required by law or by agreements with third parties to keep confidential.

   Termination and Dissolution

   The Partnership will continue until December 31, 2082, unless sooner terminated pursuant to the partnership agreement. The
Partnership will be dissolved upon:

   1. the election of the general partner to dissolve the Partnership, if approved by a majority of the units;
   2. the sale of all or substantially all of the assets and properties of the Partnership and its operating partnerships;
   3. the bankruptcy or dissolution of the general partner; or
   4. the withdrawal or removal of the general partner or any other event that results in its ceasing to be the general partner (other than by reason of a transfer in accordance with the partnership agreement or withdrawal or removal following approval of a successor).

   However, the Partnership will not be dissolved upon an event described in clause 4 if within 90 days after such event the partners agree in writing to continue the business of the Partnership and to the appointment, effective as of the date of such event, of a successor general partner. Upon a dissolution pursuant to clause 3 or 4, at least a majority of the units may also elect, within certain time limitations, to reconstitute the Partnership and continue its business on the same terms and conditions set forth in the partnership agreement by forming a new limited partnership on terms identical to those set forth in the partnership agreement and having as a general partner an entity approved by at least a majority of the units, subject to receipt by the Partnership of an opinion of counsel that the exercise of such right will not result in the loss of the limited liability of holders of units or cause the Partnership or the reconstituted limited partnership to be treated as an association taxable as a corporation or otherwise subject to taxation as an entity for federal income tax purposes.

   Registration Rights

   Pursuant to the terms of the partnership agreement and subject to certain limitations described therein, the Partnership has agreed to register for resale under the Securities Act of 1933 and applicable state securities laws any units (or other securities of the Partnership) proposed to be sold by the general partner (or its affiliates) if an exemption from such registration requirements is not otherwise available for such proposed transaction. The Partnership is obligated to pay all expenses incidental to such registration, excluding underwriting discounts and commissions.

   Cash Distribution Policy

   A principal objective of the Partnership is to generate cash from the Partnership operations and to distribute Available Cash to its partners in the manner described herein. "Available Cash" generally means, with respect to any calendar quarter, all cash received by the Partnership from all sources, less all of its cash disbursements and net additions to reserves. For purposes of cash distributions to holders of units, the term Available Cash excludes the amount paid in respect of the 0.5% special limited partner interest in SFPP owned by the former general partner of SFPP, which amount will equal 0.5% of the total cash distributions made each quarter by SFPP to its partners.

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

   Cash distributions will be characterized as either distributions of Cash from Operations or Cash from Interim Capital Transactions. This distinction affects the amounts distributed to holders of units relative to the general partner. See "--Quarterly Distributions of Available Cash-Distributions of Cash from Operations" and "-Quarterly Distributions of Available Cash-Distributions of Cash from Interim Capital Transactions."

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

   If Cash from Interim Capital Transactions is distributed in respect of each unit in an aggregate amount per unit equal to $11.00 per unit (the initial public offering price of the units adjusted to give effect to the 2-for-1 split of units effective October 1, 1997) (the "Initial Unit Price"), the distinction between Cash from Operations and Cash from Interim Capital Transactions will cease, and both types of Available Cash will be treated as Cash from Operations. The general partner does not anticipate that there will be significant amounts of Cash from Interim Capital Transactions distributed.

   The discussion below indicates the percentages of cash distributions required to be made to the general partner and the holders of units. In the following general discussion of how Available Cash is distributed, references to Available Cash, unless otherwise stated, mean Available Cash that constitutes Cash from Operations.

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

   Distributions of Cash from Operations. Distributions by the Partnership of Available Cash constituting Cash from Operations with respect to any quarter will be made in the following manner:

   first, 98% to the holders of units pro rata and 2% to the general partner until the holders of units have received a total of $0.3025 per unit for such quarter in respect of each unit (the "First Target Distribution"); and

   second, 85% of any such Available Cash then remaining to the holders of units pro rata and 15% to the general partner until the holders of units have received a total of $0.3575 per unit for such quarter in respect of each unit (the "Second Target Distribution");

   third, 75% of any such Available Cash then remaining to all holders of units pro rata and 25% to the general partner until the holders of units have received a total of $0.4675 per unit for such quarter in respect of each unit (the "Third Target Distribution"); and

   fourth, 50% of any such Available Cash then remaining to all holders of units pro rata and 50% to the general partner.

   In addition, if the First, Second and Third Target Distribution levels are reduced to zero, as described below under "--Quarterly Distributions of Available Cash-Adjustment of Target Distribution Levels," all remaining Available Cash will be distributed as Cash from Operations, 50% to the holders of units pro rata and 50% to the general partner. These provisions are inapplicable upon the dissolution and liquidation of the Partnership.

   Distributions of Cash from Interim Capital Transactions.
Distributions on any date by the Partnership of Available Cash that constitutes Cash from Interim Capital Transactions will be distributed 98% to all holders of units pro rata and 2% to the general partner until the Partnership shall have distributed in respect of each unit Available Cash constituting Cash from Interim Capital Transactions in an aggregate amount per unit equal to the Initial
Unit Price.

   As Cash from Interim Capital Transaction is distributed, it is treated as if it were a repayment of the initial public offering price. To reflect such repayment, the First, Second and Third Target Distribution levels will be adjusted downward by multiplying each amount by a fraction, the numerator of which is the Unrecovered Initial Unit Price immediately after giving effect to such repayment and the denominator of which is the Unrecovered Initial Unit Price, immediately prior to giving effect to such repayment. "Unrecovered Initial Unit Price" includes the amount by which the Initial Unit Price exceeds the aggregate distribution of Cash from Interim Capital Transactions per unit.

   When "Payback of Initial Unit Price" is achieved, i.e., when the Unrecovered Initial Unit Price is zero, then in effect the First, Second and Third Target Distribution levels each will have been reduced to zero. Thereafter all distributions of Available Cash from all sources will be treated as if they were Cash from Operations and Available Cash will be distributed 50% to all holders of units pro rata and 50% to the general partner.

   Adjustment of Target Distribution Levels. The First, Second and Third Target Distribution levels will be proportionately adjusted upward or downward, as appropriate, in the event of any combination or subdivision of units (whether effected by a distribution payable in units or otherwise) but not by reason of the issuance of additional units for cash or property. For example, in connection with the Partnership's two-for-one split of the units on October 1, 1997, the First, Second and Third Target Distribution levels were each reduced to 50% of its initial level. See "--Quarterly Distributions of Available Cash-Distributions of Cash from Operations."

   In addition, if a distribution is made of Available Cash constituting Cash from Interim Capital Transactions, the First, Second and Third Target Distribution levels will be adjusted downward proportionately, by multiplying each such amount, as the same may have been previously adjusted, by a fraction, the numerator of which is the Unrecovered Initial Unit Price immediately after giving effect to such distribution and the denominator of which is the Unrecovered Initial Unit Price immediately prior to such distribution. For example, assuming the Unrecovered Initial Unit Price is $11.00 per unit and if Cash from Interim Capital Transactions of $5.50 per unit is distributed to holders of units (assuming no prior adjustments), then the amount of the First, Second and Third Target Distribution levels would each be reduced to 50% of its initial level. If and when the Unrecovered Initial Unit Price is zero, the First, Second and Third Target Distribution levels each will have been reduced to zero, and the general partner's share of distributions of Available Cash will increase, in general, to 50% of all distributions of Available Cash.

   The First, Second and Third Target Distribution levels may also be adjusted if legislation is enacted which causes the Partnership to become taxable as a corporation or otherwise subjects the Partnership to taxation as an entity for federal income tax purposes. In such event, the First, Second, and Third Target Distribution levels for each quarter thereafter would be reduced to an amount equal to the product of:

   o each of the First, Second and Third Target Distribution levels multiplied by;
   o  one minus the sum of:

      o the maximum marginal federal income tax rate to which the Partnership is subject as an entity; plus
      o any increase that results from such legislation in the effective overall state and local income tax rate to which the Partnership is subject as an entity for the taxable year in which such quarter occurs (after taking into account the benefit of any deduction allowable for federal income tax purposes with respect to the payment of state and local income taxes).

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

   Liquidation and Distribution of Proceeds

   Upon dissolution of the Partnership, unless the Partnership is reconstituted and continued as a new limited partnership, the person authorized to wind up the affairs of the Partnership (the "Liquidator") will, acting with all of the powers of the general partner that such Liquidator deems necessary or desirable in its good faith judgment in connection therewith, liquidate the Partnership's assets and apply the proceeds of the liquidation as follows:

   o first towards the payment of all creditors of the Partnership and the creation of a reserve for contingent liabilities; and
   o then to all partners in accordance with the positive balances in their respective capital accounts.

   Under certain circumstances and subject to certain limitations, the Liquidator may defer liquidation or distribution of the Partnership's assets for a reasonable period of time and/or distribute assets to partners in kind if it determines that a sale would be impractical or would cause undue loss to the partners.

   Generally, any gain will be allocated between the holders of units and the general partner in a manner that approximates their sharing ratios in the various Target Distribution levels. Holders of units and the general partner will share in the remainder of the Partnership's assets in proportion to their respective capital account balances in the Partnership.

   Any loss or unrealized loss will be allocated to the general partner and the holders of units: first, in proportion to the positive balances in such partners' capital accounts until all such balances are reduced to zero; and thereafter, to the general partner.

   Transfer Agent and Registrar

   Duties. First Chicago Trust Company of New York is the registrar and transfer agent for the units and receives a fee from the Partnership for serving in such capacities. The Partnership will pay fees charged by the transfer agent for transfers of units except:

   o fees similar to those customarily paid by holders of securities for surety bond premiums to replace lost or stolen certificates;
   o  taxes or other governmental charges;
   o special charges for services requested by a holder of a unit; and
   o  other similar fees or charges.

The Partnership will not charge holders for disbursements of cash distributions. The Partnership will indemnify the transfer agent, its agents and each of their respective shareholders, directors, officers and employees against all claims and losses that may arise out of acts performed or omitted in respect of its activities as such, except for any liability due to any negligence, gross negligence, bad faith or intentional misconduct of the indemnified person or entity.

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

Item 3.  Legal Proceedings

   See Note 15 of the Notes to the Consolidated Financial Statements of the Partnership included elsewhere in this report.

Item 4.  Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                   P A R T  II


Item 5.  Market for the Registrant's Units and Related Security Holder Matters

   The following table sets forth, for the periods indicated, the high and low sale prices per unit, as reported on the New York Stock Exchange, the principal market in which the units are traded, and the amount of cash distributions declared per unit. All information has been adjusted to give effect to the two-for-one split of units effective October 1, 1997.

                                     Price Range         Cash
                                     -----------         ----
                                   High       Low    Distributions
                                   ----       ---    -------------
            1997
            ----
            First Quarter        $21.3750  $13.6875     $0.3150
            Second Quarter        24.0625   19.2500      0.5000
            Third Quarter         36.8750   23.9375      0.5000
            Fourth Quarter        41.2500   32.0000      0.5625

            1998
            ----
            First Quarter        $37.8750  $30.1250     $0.5625
            Second Quarter        38.1250   35.0000      0.6300
            Third Quarter         37.3750   28.5625      0.6300
            Fourth Quarter        36.9375   29.5625      0.6500


   The Partnership pays quarterly distributions at a current rate of $.65 per quarter. The Partnership currently expects that it will continue to pay comparable cash distributions in the future.

   As of February 20, 1999, there were approximately 35,000 beneficial owners of the Partnership's units.

Item 6.  Selected Financial Data (unaudited)

   The following table sets forth, for the periods and at the dates indicated, selected historical financial and operating data for the Partnership.

                                                                   Year Ended December 31,
                                           1998(6)           1997            1996            1995            1994
                                         -------------   -------------    ------------    ------------    ------------
                                                      (In thousands, except per unit and operating data)
Income and Cash Flow Data:
Revenues                               $      322,617  $       73,932   $      71,250   $      64,304   $      54,904
Cost of product sold                            5,860           7,154           7,874           8,020             940
Operating expense                              77,162          17,982          22,347          15,928          13,644
Fuel and power                                 22,385           5,636           4,916           3,934           5,481
Depreciation and amortization                  37,321          10,067           9,908           9,548           8,539
General and administrative                     39,984           8,862           9,132           8,739           8,196
                                         -------------   -------------    ------------    ------------    ------------
Operating income                              139,905          24,231          17,073          18,135          18,104
Earnings from equity investments               25,732           5,724           5,675           5,755           5,867
Interest (expense)                            (40,856)        (12,605)        (12,634)        (12,455)        (11,989)
Interest income and other, net                 (5,992)           (353)          3,129           1,311             509
Income tax (provision) benefit                 (1,572)            740          (1,343)         (1,432)         (1,389)
                                         -------------   -------------    ------------    ------------    ------------
Net income before extraordinary charge        117,217          17,737          11,900          11,314          11,102
Extraordinary charge                          (13,611)              -               -               -               -
                                         =============   =============    ============    ============    ============
Net income                             $      103,606  $       17,737   $      11,900   $      11,314   $      11,102
                                         =============   =============    ============    ============    ============

Net income per unit before
      extraordinary charge(1)          $         2.09  $         1.02   $        0.90   $        0.85   $        0.93
                                         =============   =============    ============    ============    ============

Net income per unit                    $         1.75  $         1.02   $        0.90   $        0.85   $        0.93
                                         =============   =============    ============    ============    ============

Per unit cash distribution paid        $         2.39  $         1.63   $        1.26   $        1.26   $        1.26
                                         =============   =============    ============    ============    ============

Additions to property, plant and equipm$nt(2)  73,188  $        6,884   $       8,575   $       7,826   $       5,195

Balance Sheet Data (at end of period):
Net property, plant and equipment      $    1,763,386  $      244,967   $     235,994   $     236,854   $     238,850
Total assets                           $    2,152,272  $      312,906   $     303,603   $     303,664   $     299,271
Long-term debt                         $      611,571  $      146,824   $     160,211   $     156,938   $     150,219
Partners' capital                      $    1,360,663  $      150,224   $     118,344   $     123,116   $     128,474

Operating Data (unaudited):
Pacific Operations volumes
(MBbls)(3)                                    325,954               -               -               -               -
Mid-Continent Operations volumes
(MBbls)(4)                                     44,783          46,309          46,601          41,613          46,078
Bulk Terminals transport volumes
(Mtons)(5)                                     24,016           9,087           6,090           6,486           4,539

(1) Represents net income before extraordinary charge per unit adjusted for the two-for-one split of units on October 1, 1997. Net income before extraordinary charge per unit was computed by dividing the interest of the holders of units in net income before extraordinary charge by the weighted average number of units outstanding during the period.
(2) Additions to property, plant and equipment for 1994 and 1997 exclude the $12,825, and $11,688 of assets acquired in the June 1994 Painter Gas Processing Plant and September 1997 Grand Rivers Terminal acquisitions, respectively.
(3)    The  Partnership  acquired  the  Pacific  Operations  on March 6, 1998.
(4) Represents total volumes for the North System and the Cypress Pipeline only.
(5) Represents the volumes of the Cora Terminal, excluding ship or pay volumes of 252 Mtons for 1996, the Grand Rivers Terminal from September 1997 and Kinder Morgan Bulk Terminals from July 1, 1998.
(6)    Includes  results of operations for:
       * Pacific  Operations  from March 6, 1998;
       * Kinder Morgan Bulk Terminals from July 1, 1998; and
       * Plantation Pipe Line Company from September 15, 1998.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations of the Partnership

   Year Ended December 31, 1998 Compared With Year Ended December
31, 1997

   Key acquisitions and strong performance across all business segments during 1998 allowed the Partnership to realize a 105% increase in net income per unit before extraordinary items. The Partnership reported net earnings before extraordinary charge of $117.2 million ($2.09 per unit) for 1998 and $17.7 million ($1.02 per unit) for 1997. Included in the 1998 results was an extraordinary charge of $13.6 million associated with debt refinancing transactions, including both a prepayment premium and the write-off of unamortized debt issue costs. After the extraordinary charge, net income for the full year 1998 was $103.6 million ($1.75 per unit). The acquisition of the Pacific Operations (formerly Santa Fe Pacific Pipeline Partners, L.P.) in March 1998 was the primary contributing factor for the increase in total Partnership revenue to $322.6 million in 1998 from $73.9 million in 1997. Operating income for 1998 was $139.9 million versus $24.2 million in 1997.

   For 1998, the Pacific Operations reported segment earnings of $140.1 million and total operating revenues of $221.4 million. The amounts reflect strong demand for gasoline, jet fuel and diesel fuel in the Partnership's West Coast markets. Segment earnings included other expense charges of $6.4 million, mainly the result of accrued expenses relating to the FERC Rate Case reserve.

   The Mid-Continent Operations earned $37.2 million in segment earnings for 1998 compared to $27.5 million in 1997. Mid-Continent Operations consist of the North System, the Cypress Pipeline, the Painter gas processing plant, and the Partnership's equity investments in Shell CO2 Company, Plantation Pipe Line Company and the Mont Belvieu Fractionator. The 35% increase in earnings was primarily driven by high returns from the Partnership's investment in Shell CO2 Company. Segment revenues were $38.3 million for 1998 and $55.8 million for 1997. The revenue decrease was primarily related to the Central Basin Pipeline, which was contributed to Shell CO2 Company in March 1998 and subsequently accounted for as an investment in partnership. Cost of products sold decreased to $0.2 million in 1998 compared to $4.6 million in 1997 due to lower purchase/sale contracts reported by the North System and to the transfer of the Central Basin Pipeline. Operating and maintenance expenses, combined with fuel and power expenses, were $14.1 million in 1998. This amount compares to $17.1 million for 1997. The decrease was attributable to the assignment of the Mobil gas processing agreement at the Bushton Plant in April 1997, the transfer of the Central Basin Pipeline and a slight decrease (3%) in barrels transported. The transfer of the Central Basin Pipeline also accounted for a decrease in depreciation expense and other tax expenses in 1998. Depreciation and amortization expenses, combined with taxes, other than income taxes, were $10.3 million in 1998 and $11.7 million in 1997. Earnings from equity investments grew to $24.9 million in 1998 compared to $5.7 million in 1997. The increase was chiefly the result of the Partnership's interests in Plantation Pipe Line Company and Shell CO2 Company, both of which are accounted for under the equity method. Other income items increased $0.6 million in 1998 compared to 1997. This was attributable to a $0.6 million contested product loss at the Mont Belvieu Fractionator in 1997. Income tax expense for the segment increased $1.7 million in 1998 over the previous year. The 1998 income tax provision includes the Partnership's share of tax expense relating to its investment in Plantation Pipe Line Company.

   The Bulk Terminals segment reported earnings of $19.2 million in 1998 versus $10.7 million in 1997. Revenues from Bulk Terminal activity were $62.9 million for 1998 and $18.2 million for 1997. The increase in operating results was directly affected by the Partnership's acquisition of Kinder Morgan Bulk Terminals, Inc. (formerly Hall-Buck Marine, Inc.) in July 1998 and the inclusion of a full year of operations from the Grand Rivers coal terminal, acquired in September 1997. The increase in total segment revenue was also driven by a 93% increase in revenues earned by the Red Lightning energy services unit, which began operations in April 1997. Cost of products sold for the year 1998 was $5.7 million compared to $2.6 million in 1997. The increase was due to a higher number of coal purchase contracts as part of the coal marketing activity. Operations and maintenance expenses, combined with fuel and power expenses, totaled $31.3 million in 1998 and $3.6 million in 1997. The increase was the result of 1998 business acquisitions and higher coal volumes transferred at the Partnership's Cora coal terminal. Depreciation and amortization expense was $3.9 million in 1998 and $1.1 million in 1997. Taxes, other than income taxes, were $1.6 million in 1998 and $0.3 million in 1997. The increase in both depreciation and taxes was primarily due to the addition of Kinder Morgan Bulk Terminals.

   Total Partnership general and administrative expenses totaled $40.0 million in 1998 compared to $8.9 million in 1997. The increase was attributable to higher administrative expenses associated with new acquisitions, primarily the Pacific Operations, made by the Partnership in 1998. The Partnership continues to focus on productivity and expense controls.

   Total Partnership interest expense, net of interest income, was $38.6 million in 1998 compared to $12.1 million in 1997. The increase was primarily due to debt assumed by the Partnership as part of the acquisition of the Pacific Operations as well as expenses related to the financing of the Partnership's 1998 investments.

   Minority interest expense increased to $1.0 million in 1998 versus $0.2 million in 1997. The increase was the result of earnings attributable to SFPP (Pacific Operations) as well as to higher overall Partnership income.

   Year Ended December 31, 1997 Compared With Year Ended December
31, 1996

   Net income of the Partnership increased 49% to $17.7 million in 1997 from $11.9 million in 1996. The results for 1996 included a non-recurring gain of $2.5 million, attributable to the cash buyout received from Chevron, USA ("Chevron") for early termination of a gas processing contract at the Painter Plant. See Note 7 of the Notes to the Consolidated Financial Statements of the Partnership. Revenues of the Partnership increased 4% to $73.9 million in 1997 compared to $71.3 million in 1996.

   A significant portion of the overall earnings increase was attributable to the Bulk Terminals segment. The segment reported net earnings of $10.7 million for 1997, $6.3 million (142%) higher than the previous year. Earnings from the coal terminals increased 81%, primarily the result of increases in both coal tons transferred and average transfer rates at the Cora Terminal, as well as the addition of the Grand Rivers Terminal in September 1997. Operating results from Red Lightning, the energy services business unit, also contributed positive earnings. Segment revenues totaled $18.2 million, up $10.1 million from 1996. The large increase reflects the addition of the Red Lightning energy services unit starting in April 1997, the addition of the Grand Rivers Terminal, and a 35% increase in revenues earned by the Cora Terminal. The increase in revenues from the Cora Terminal resulted from a 17% increase in volumes transferred, accompanied by a 6% increase in average transfer rates. Cost of products sold increased to $2.6 million in 1997 from $0.2 million in 1996. This was due to the coal purchase contracts entered into by the Red Lightning business unit. Operating and maintenance expenses, together with fuel and power expenses, were $3.6 million in 1997 and $2.0 million in 1996. Excluding the effect of the Grand Rivers Terminal, these operating costs increased 31% in 1997, mainly due to the increase in coal tons transferred by the Cora Terminal.

   In 1997, the Mid-Continent Operations reported $27.5 million in segment earnings from total revenues of $55.8 million. This compares to 1996 segment earnings of $28.7 million from revenues of $63.2 million. The decline in segment earnings was primarily the result of the $2.5 million non-recurring gain recognized in 1996 (referred to above). The decrease in segment revenue was mainly the result of the termination of gas processing at the Painter Plant in August 1996 and the assignment of the Mobil gas processing agreement at the Bushton Plant (the "Mobil Agreement") to KN Processing, Inc. in April 1997. Revenues from the liquids pipelines remained relatively flat in 1997 as compared to 1996. Pipeline revenues were $53.5 million in 1997 versus $54.0 million in 1996. Revenues from the Cypress Pipeline increased 11% due to a 14% increase in throughput volumes. The North System's revenues decreased 3% due to a 5% decrease in barrels transported. Cost of products sold was $4.6 million in 1997 versus $7.7 million in 1996. The decrease was due to fewer purchase/sale contracts on the liquids pipelines as well as the termination of purchase/sale contracts at the Painter Plant. Operating and maintenance expenses, combined with fuel and power expenses, were $17.1 million for 1997 and $21.8 million for 1996. A significant decrease in segment operating expenses resulted from the assignment of the Mobil Agreement and the leasing of the Painter Facility to Amoco Oil Company in February 1997. Additionally, the decrease in volumes transferred by the North System in 1997 resulted in a 4% decrease in its operating and fuel costs. Taxes, other than income taxes, decreased $0.7 million (20%) in 1997 due to adjustments to the liquids pipelines' ad valorem tax valuations and higher 1996 ad valorem tax provisions. Other non-operating income and expense decreased $3.3 million in 1997 versus 1996. The decrease reflects the $2.5 million buyout payment received from Chevron in 1996 and a $0.6 million contested product loss at the Mont Belvieu Fractionator recorded in the fourth quarter of 1997. A decrease in the cumulative difference between book and tax depreciation and the effect of a partial liquidating distribution of Kinder Morgan Natural Gas Liquids Corporation, the corporate entity holding the Partnership's interest in the Fractionator, resulted in a $2.1 million reduction in income tax expense for 1997 compared to 1996.

   Total Partnership general and administrative expenses totaled $8.9 million in 1997 compared to $9.1 million in 1996. The 2% decrease in administrative expenses was the result of cost savings realized by new management.

   Total Partnership interest expense, net of interest income, for 1997 ($12.1 million) was relatively unchanged from the amount reported in 1996 ($11.9 million).

Outlook

   The Partnership intends to actively pursue a strategy to increase the Partnership's operating income. The Partnership will use a three-pronged strategy to accomplish this goal.

   o Cost Reductions. The Partnership has substantially reduced its operating expenses since the general partner was acquired from Enron in February 1997 and will continue to seek further reductions where appropriate. Since the acquisition of the Pacific Operations, the Partnership has also reduced costs by more than $20 million per year through the elimination of redundant general and administrative and other expenses.

   o Internal Growth. The Partnership intends to expand the operations of its current facilities. The Partnership has taken a number of steps that management believes will increase revenues from existing operations, including the following:

      o the Pacific Operations committed over $40 million to expand its pipeline and storage facilities;
      o the Cypress Pipeline expanded its capacity by 25,000 barrels per day in November 1997;
      o the Cora Terminal and the Grand Rivers Terminal handled an aggregate of approximately 13.5 million tons of coal during 1998 compared to 9.1 million tons in 1997. The increase was a result of sales agreements and other new business; and
      o earnings and cash flow, as historically related to the operations of the Central Basin Pipeline, increased in 1998 as a result of the partnership formed with Shell.

   o Strategic Acquisitions. During 1998, the Partnership made the following acquisitions:

      o  Shell CO2 joint venture (20%)            March 5, 1998
      o  Pacific Operations                       March 6, 1998
      o  Kinder Morgan Bulk Terminals             July 1, 1998
      o  Plantation Pipe Line Company (24%)       September 15, 1998
      o  Pier IX and Shipyard River Terminals     December 18, 1998

   The Partnership intends to seek opportunities to make additional strategic acquisitions to expand existing businesses or to enter into related businesses. The Partnership periodically considers potential acquisition opportunities as such opportunities are identified by the Partnership. No assurance can be given that the Partnership will be able to consummate any such acquisitions. Management anticipates that the Partnership will finance acquisitions temporarily by borrowings under the Credit Facility and permanently by a combination of debt and equity funding from the issuance of new debt securities and units.

   On January 13, 1999, the Partnership announced an increase in its quarterly distribution to $0.65 per unit, effective with the distribution for the fourth quarter of 1998. The distribution for the third quarter of 1998 was $0.63 per unit. Management intends to maintain the distribution at an annual level of at least $2.60 per unit assuming no adverse change in the Partnership's operations, economic conditions and other factors.

Liquidity and Capital Resources

   The Partnership's primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, discretionary capital expenditures, and quarterly distributions to partners. In addition to utilizing cash generated from operations, the Partnership could meet its cash requirements through borrowings under its credit facilities, issuing long-term notes or issuing additional units. The Partnership expects to fund future cash distributions and sustaining capital expenditures with existing cash and cash flows from operating activities.

Expansion capital expenditures are expected to be funded through additional Partnership borrowings or issuance of additional units. Interest payments are expected to be paid from cash flows from operating activities and debt principal payments will be met by additional borrowings as they become due or by issuance of additional units.

   Cash Provided by Operating Activities

  Net cash provided by operating activities was $134.0 million for 1998. This amount was $102.0 million higher than the $32.0 million of cash provided by operating activities in 1997. The increase in cash flow from operations was primarily the result of higher net earnings and higher non-cash depreciation and amortization charges. Higher earnings, chiefly due to the acquisition of the Pacific Operations, accounted for $85.9 million of the increase. Higher depreciation and amortization expenses, directly attributable to the Pacific Operations and the acquisition of Kinder Morgan Bulk Terminals accounted for $27.3 million of the increase. The higher overall change in cash provided by operating activities was partially offset by lower cash inflows relative to net changes in operating assets and liabilities. Cash flows from the net change in working capital components decreased $15.8 million in 1998 versus 1997. The decrease was chiefly due to a $9.1 million employee severance payment made in December 1998 related to the Santa Fe acquisition. In addition, under a settlement agreement of previous litigation matters between SFPP and El Paso Refinery L.P. and its general partner, SFPP was obligated to pay a final payment of $8 million. The liability was paid in the second quarter of 1998.

   Cash Used in Investing Activities

   Net cash used in investing activities was $281.7 million in 1998 compared to $30.3 million in 1997. The increase in funds utilized in investing activities was attributable to asset acquisitions and increases in capital expenditures driven primarily by continued investment in the Partnership's Pacific Operations. Excluding the effect of cash used for asset acquisitions, additions to property, plant and equipment were $38.4 million in 1998 and $6.9 million in 1997. These additions of property, plant and equipment include both expansion and maintenance projects.

   Additionally, there were substantially higher contributions to equity investments made during 1998 versus 1997. The period-to-period increase in contributions was $132.7 million, reflecting the Partnership's cash investments in Shell CO2 Company and Plantation Pipe Line Company of $25.0 million and $110.0 million, respectively.

   Cash Provided by / (Used in) Financing Activities

   Net cash provided by financing activities amounted to $169.9 million in 1998. This compares to $6.3 million used in financing activities in 1997. The overall increase of $176.2 million nearly matches the $178.6 million increase in net proceeds received from the issuance of units. The Partnership received $212.3 million in proceeds from the June 1998 issuance of approximately 6.1 million units.

   Other financing activities included $12.3 million received as a result of general partner contributions made to maintain its minority interest in the operating partnerships and $16.8 million used to refinance long-term debt. Overall debt financing activities provided $84.8 million in cash during 1998 versus cash utilization of $15.1 million during 1997.

   Distributions to all partners increased to $122.4 million in 1998 compared to $24.3 million in 1997. Higher distributions were the result of an increase in the number of units, an increase in paid distributions per unit and an increase in incentive distributions to the general partner as a result of increased distributions to unitholders. The Partnership paid distributions of $2.385 per unit in 1998 compared to $1.63 per unit in 1997. The Partnership believes that the increase in paid distributions resulted from favorable operating results in 1998. The Partnership also believes that future operating results will continue to support similar levels of quarterly cash distributions, however, no assurance can be given that future distributions will continue at such levels.

   The Partnership's debt instruments generally require the Partnership to maintain a reserve for future debt service obligations. The purpose of the reserve is to lessen differences in the amount of Available Cash from quarter to quarter due to the timing of required principal and interest payments (which may only be required on a semi-annual or annual basis) and to provide a source of funds to make such payments. The Partnership's debt instruments generally require the Partnership to set aside each quarter a portion of the principal and interest payments due in the next six to 12 months.

   Partnership Distributions

   The partnership agreement requires the Partnership to distribute 100% of "Available Cash" (as defined in the partnership agreement) to the Partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available Cash consists generally of all cash receipts of the Partnership and its operating partnerships, less cash disbursements and net additions to reserves and amounts payable to the former Santa Fe general partner in respect of its 0.5% interest in SFPP.

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

   In general, Available Cash for each quarter is distributed, first, 98% to the limited partners and 2% to the general partner until the limited partners have received a total of $0.3025 per unit for such quarter, second, 85% to the limited partners and 15% to the general partner until the limited partners have received a total of $0.3575 per unit for such quarter, third, 75% to the limited partners and 25% to the general partner until the limited partners have received a total of $0.4675 per unit for such quarter, and fourth, thereafter 50% to the limited partners and 50% to the general partner. Incentive distributions are generally defined as all cash distributions paid to the general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner's incentive distributions declared by the Partnership for 1998 were $32,737,571, while the incentive distributions paid during 1998 were $23,920,773.

   Credit Facilities

   The Partnership has a $325 million revolving credit facility (the "Credit Facility") with a syndicate of financial institutions. First Union National Bank is the administrative agent under the agreement. The Partnership and OLP-B are co-borrowers under the Credit Facility. Commencing in May 2000, the amount available under the Credit Facility reduces on a quarterly basis, with the final installment due in February 2005.

   The Partnership's operating partnerships and each other Restricted Subsidiary (as defined in the Credit Facility) of the Partnership (other than SFPP) have guaranteed the Partnership's obligations under the Credit Facility. The Partnership has guaranteed the obligations of OLP-B under the Credit Facility. The Credit Facility is unsecured, however, it requires the Partnership, in certain limited circumstances, to provide cash collateral to the lenders to secure letters of credit.

   Interest on advances is generally payable quarterly. Interest on loans under the Credit Facility accrues at the Partnership's option at a floating rate equal to either:

  o First Union National Bank's base rate (but not less than the Federal Funds Rate plus 0.5% per annum); or
  o LIBOR, plus a margin that will vary from 0.75% to 1.25% per annum depending upon the ratio of the Partnership's Debt to Cash Flow.

   The Credit Facility includes restrictive covenants that are customary for this type of facility, including without limitation:

   o  requirements to maintain certain financial ratios;
   o  restrictions on the incurrence of additional indebtedness;
   o restrictions on entering into mergers, consolidations and sales of assets;
   o  restrictions on making investments;
   o  restrictions on granting liens;
   o prohibitions on making cash distributions to holders of units more frequently than quarterly;

   o prohibitions on making cash distributions in excess of 100% of Available Cash for the immediately preceding calendar quarter; and
   o prohibitions on making any distribution to holders of units if an event of default exists or would exist upon making such distribution.

   As of December 31, 1998, the Partnership had outstanding borrowings under the Credit Facility of $230 million, including the following:

   o approximately $142 million borrowed to refinance its First Mortgage Notes, including a make whole prepayment premium, and the bank credit facilities of two of its operating partnerships (the "Refinanced Indebtedness");
   o approximately $25 million borrowed to fund its cash investment in Shell CO2 Company;
   o approximately $100 million borrowed to fund part of the acquisition of the Pacific Operations, including post-closing adjustments;
   o $100 million borrowed to fund part of the purchase price of its interest in Plantation Pipe Line Company;
   o  $35 million borrowed to refinance debt of Kinder Morgan Bulk
      Terminals, Inc. that was outstanding at the time of the acquisition and to fund general corporate purposes; and
   o $35 million borrowed to finance the acquisition of the Pier IX Terminal and the Shipyard River Terminal.

   The Partnership used approximately $210 million of proceeds from a public offering of units in June 1998 to pay down outstanding balances under the Credit Facility.

   The Partnership's First Mortgage Notes were incurred in connection with the original formation of the Partnership. The Partnership borrowed the remainder of the Refinanced Indebtedness for working capital and general partnership purposes. The Partnership's First Mortgage Notes bore interest at a fixed rate of 8.79% per annum. The remaining Refinanced Indebtedness bore interest at varying rates (a weighted average rate of approximately 7.65% per annum as of December 31, 1997). The Partnership's First Mortgage Notes were payable in 10 equal annual installments of $11 million commencing in June 1998. The remaining Refinanced Indebtedness was scheduled to mature in 1999.

   As of December 31, 1998, SFPP's long term debt aggregated $355 million and consisted of $244.0 million of First Mortgage Notes (the "SF Notes") and $111.0 million borrowed under SFPP's $175 million bank credit facility. The SF Notes are payable in annual installments through December 15, 2004. The credit facility matures in August 2000. The Partnership intends to refinance some or all of the remaining SF Notes as they become payable. The credit facility permits SFPP to refinance the $64 million of SF Notes due on or before December 15, 1999 (plus a $31.5 million prepayment allowed on such date). The SFPP credit facility also provides for a working capital facility of up to $25 million.

   Senior Notes

   On January 29, 1999, the Partnership issued $250 million of 6.30% Senior Notes due 2009. Interest on the senior notes is payable semi-annually on February 1 and August 1 of each year beginning on August 1, 1999. The indenture governing the senior notes contains restrictions on the ability of the Partnership to enter into sale and leaseback transactions, grant liens on its assets and merge or consolidate with other entities. Each subsidiary that guarantees any senior debt of the Partnership must also guarantee the senior notes. Currently, the senior notes are guaranteed by all of the Partnership's operating partnerships (other than SFPP) and by Kinder Morgan Bulk Terminals, Inc., Kinder Morgan Natural Gas Liquids Corporation and Kinder Morgan CO2, LLC.

   The Partnership may redeem the senior notes at any time, upon not less than 30 and not more than 60 days notice, at a price equal to 100% of the principal amount of the senior notes plus accrued interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date) plus a Make-Whole Premium, if any (the "Redemption Price"). The Redemption Price will never be less than 100% of the principal amount of the senior notes plus accrued interest to the redemption date.

   The amount of the Make-Whole Premium will be equal to the excess, if any, of:

(1)   the sum of the present values, calculated as of the redemption date, of:

      (a) each interest payment that, but for such redemption, would have been payable on the senior notes being redeemed on each interest payment date occurring after the redemption date (excluding any accrued interest for the period prior to the redemption date); and

      (b) the principal amount that would have been payable at the final maturity of the senior notes if they had not been redeemed;

      over

(2)   the principal amount of the senior notes being redeemed.

   The present value of interest and principal payments referred to in clause
(1) above will be calculated by discounting the amount of each payment of interest or principal from the date that the payment would have been payable, but for the redemption, to the redemption date at a discount rate equal to the Treasury Yield (as defined below) plus 25 basis points.

   For purposes of determining the Make-Whole Premium, "Treasury Yield" means a rate of interest per annum equal to the weekly average yield to maturity of United States Treasury Notes that have a constant maturity that corresponds to the remaining term to maturity of the senior notes, calculated to the nearest 1/12th of a year.

   Capital Requirements for Recent Transactions

   Shell CO2 Company. On March 5, 1998, the Partnership transferred the Central Basin Pipeline and $25 million in cash to Shell CO2 Company in exchange for a 20% limited partner interest in Shell CO2 Company. The Partnership financed its cash investment in Shell CO2 Company through the Credit Facility.

   Santa Fe Pacific Pipeline Partners, L.P. On March 6, 1998, the Partnership acquired substantially all of the assets of Santa Fe for approximately $1.4 billion in aggregate consideration consisting of approximately 26.6 million units, $84.4 million in cash and the assumption of certain liabilities. The Partnership financed the $84.4 million cash portion of the purchase price and a portion of the transaction expenses through the Credit Facility.

   Kinder Morgan Bulk Terminals, Inc. The Partnership, effective July 1, 1998, acquired Kinder Morgan Bulk Terminals, Inc. for approximately $100 million, consisting of approximately 2.1 million units and the assumption of approximately $23 million of indebtedness. The Partnership subsequently paid off the indebtedness with funds borrowed under the Credit Facility.

   Plantation Pipe Line Company. On September 15, 1998, the Partnership acquired 24% of Plantation Pipe Line Company for $110 million. The Partnership borrowed $100 million under the Credit Facility, and paid $10 million from its cash accounts.

   Pier IX Terminal and Shipyard River Terminal. On December 18, 1998, the Partnership acquired the Pier IX Terminal, located in Newport News, Virginia, and the Shipyard River Terminal, located in Charleston, South Carolina, for $35 million, which the Partnership borrowed under the Credit Facility.

Year 2000

   The Partnership is currently implementing a five phase program to achieve Year 2000 compliance. The Partnership is evaluating both information technology systems ("IT") and non-IT systems such as those that include embedded technology.

   The Partnership has completed the system inventory phase. In the system inventory phase, all hardware and software was inventoried and a database of systems that need further assessment was created.

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

   The Partnership has begun the remediation phase. In the remediation phase, problems that arise in the Partnership's assessment and system testing phases are fixed. The Partnership anticipates completing the remediation phase by the end of the third quarter of 1999.

   The Partnership has begun the contingency planning phase. The Partnership currently has plans in place for non-Year 2000 related contingencies and will modify these plans to address any specific contingencies related to the Year 2000 problem. Initial drill of contingency operations will be held in the first quarter of 1999. Refinement of contingency plans and employee training will continue throughout the year and be completed in the fourth quarter of 1999.

   The Partnership does not believe it has material exposure to third parties' failures to remediate the Year 2000 problem. The Partnership has not sought and does not intend to seek information from material suppliers, customers, or service providers to determine the exact extent to which the Partnership would be effected by third parties' failures to remediate the Year 2000 problem.

   While the Partnership has budgeted funds to address the Year 2000 problem, the Partnership does not believe that any material expenditures will be required to address the Year 2000 problem as it relates to existing systems. However, uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance. Therefore, the Partnership cannot give any assurances that unexpected Year 2000 compliance problems of either the Partnership or its vendors, customers and service providers would not materially and adversely affect the Partnership's business, financial condition or operating results.

Information Regarding Forward Looking Statements

   This filing includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "continue," "estimate," "expect," "may," "will," or other similar words. These statements discuss future expectations or contain projections. Specific factors which could cause actual results to differ from those in the forward looking statements, include:

   o price trends and overall demand for natural gas liquids, refined petroleum products, carbon dioxide, coal and other bulk materials in the United States. Economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demand;

   o if the Federal Energy Regulatory commission or the California Public Utilities Commission changes the
      Partnership's tariff rates;

   o the Partnership's ability to integrate any acquired operations into its existing operations;

   o if railroads experience difficulties or delays in delivering products to the bulk terminals;

   o the Partnership's ability to successfully identify and close strategic acquisitions and make cost saving changes in operations;

   o shut-downs or cutbacks at major refineries, petrochemical plants, utilities, military bases or other businesses that use the Partnership's services;

   o the condition of the capital markets and equity markets in the United States; and

   o the political and economic stability of the oil producing nations of the world.

   See Items 1 and 2 "Business and Properties - Risk Factors" for a more detailed description of these and other factors that may affect the forward looking statements. When considering forward looking statements, one should keep in mind the risk factors described in "Risk Factors" above. The risk factors could cause the Partnership's actual results to differ materially from those contained in any forward looking statement. The Partnership disclaims any obligation to update the above list or to announce publicly the result of any revisions to any of the forward looking statements to reflect future events or developments.

   In addition, the Partnership's classification as a partnership for federal income tax purposes means that the Partnership does not generally pay federal income taxes on its net income. It does, however, pay taxes on the net income of subsidiaries that are corporations. The Partnership is relying on a legal opinion from its counsel, and not a ruling from the Internal Revenue Service, as to its proper classification for federal income tax purposes. See Items 1 and 2 "Business and Properties - Tax Treatment of Publicly Traded Partnerships Under the Internal Revenue Code."

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   None.

Item 8.  Financial Statements and Supplementary Data

   The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

Item 9.  Changes in and Disagreements on Accounting and Financial
Disclosure

   None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors and Executive Officers of the General Partner

   As is commonly the case with publicly-traded limited partnerships, the Partnership does not employ any of the persons responsible for managing or operating the Partnership, but instead reimburses the general partner for its services. Set forth below is certain information concerning the directors and executive officers of the general partner. All directors of the general partner are elected annually by, and may be removed by, Kinder Morgan, Inc. as the sole shareholder of the general partner. All officers serve at the discretion of the board of directors of the general partner.

   Name                       Age  Position with the General Partner
   ----                       ---  ---------------------------------
   Richard D. Kinder          54   Director, Chairman and CEO
   William V. Morgan          55   Director, Vice Chairman and President
   Alan L. Atterbury          56   Director
   Edward O. Gaylord          67   Director
   William V. Allison         51   President, Pipeline Operations
   David G. Dehaemers, Jr.    38   Vice President, Treasurer and
                                     Chief Financial Officer
   Michael C. Morgan          30   Vice President, Corporate Development
                                     and Investments
   Thomas B. Stanley          48   President, Bulk Terminals
   Dixon B. Betz              50   Chief   Executive   Officer,   River
                                     Consulting, Inc., subsidiary

   Richard D. Kinder was elected Director, Chairman and Chief Executive Officer of the general partner in February 1997. From 1992 to 1994, Mr. Kinder served as Chairman of the general partner. From October 1990 until December 1996, Mr. Kinder was President of Enron Corp. Mr. Kinder was employed by Enron and its affiliates and predecessors for over 16 years.

   William V. Morgan was elected Director of the general partner in June 1994, Vice Chairman of the general partner in February 1997 and President of the general partner in November 1998. Mr. Morgan has been the President of Morgan Associates, Inc., an investment and pipeline management company, since February 1987, and Cortez Holdings Corporation, a related pipeline investment company, since October 1992. He has held legal and management positions in the energy industry since 1975, including the presidencies of three major interstate natural gas companies which are now a part of Enron: Florida Gas Transmission Company, Transwestern Pipeline Company and Northern Natural Gas Company. Prior to joining Florida Gas in 1975, Mr. Morgan was engaged in the private practice of law in Washington, D.C.

   Alan L. Atterbury was elected Director of the general partner in February 1997. Mr. Atterbury has been the Chief Executive Officer and President of Midland Loan Services, Inc., since its formation in April 1998. Mr. Atterbury co-founded Midland Loan Services, L.P. (the predecessor of Midland Loan Services, Inc.) and has served as Chief Executive Officer and President from the partnership's inception in 1992. Mr. Atterbury has also served as the President, Chief Executive Officer and a Director of Midland Data Systems, Inc., the general partner of Midland Loan Services, L.P. from its inception in 1990. Mr. Atterbury has also been the President of Midland Properties, Inc., a property management and real estate development company, since 1980.

   Edward O. Gaylord was elected Director of the general partner in February 1997. Mr. Gaylord is the Chairman of the Board of Directors of Jacintoport Terminal Company, a liquid bulk storage terminal on the Houston, Texas ship channel. Mr. Gaylord also serves as Chairman of the Board for EOTT Energy Corporation, an oil trading and transportation company also located in Houston, Texas. Mr. Gaylord is also a Director of Seneca Foods Corporation and Imperial Sugar Company.

   William V. Allison was elected President, Pipeline Operations of the general partner in February 1999. He served as Vice President and General Counsel of the general partner from April 1998 to February 1999. From 1977 to April 1998, Mr. Allison was employed at Enron Corp. where he held various executive positions, including President of Enron Liquid Services Corporation, Florida Gas Transmission Company and Houston Pipeline Company and Vice President and Associate General Counsel of Enron Corp. Prior to joining Enron Corp., he was an attorney at the FERC.

   David G. Dehaemers, Jr. was elected Treasurer of the general partner in February 1997 and Vice President and Chief Financial Officer of the general partner in July 1997. He served as Secretary of the general partner from February 1997 to August 1997. From October 1992 to January 1997, he was Chief Financial Officer of Morgan Associates, Inc., an energy investment and pipeline management company. Mr. Dehaemers was previously employed by the national CPA firms of Ernst & Whinney and Arthur Young. He is a CPA, and received his undergraduate Accounting degree from Creighton University in Omaha, Nebraska. Mr. Dehaemers received his law degree from the University of Missouri-Kansas City and is a member of the Missouri Bar.

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

   Thomas B. Stanley was elected President, Bulk Terminals of the general partner in August 1998. From 1993 to July 1998, he was President of Hall-Buck Marine, Inc. (now known as Kinder Morgan Bulk Terminals, Inc.), for which he has worked since 1980. Mr. Stanley is a CPA with ten years' experience in public accounting, banking, and insurance accounting prior to joining Hall-Buck. He received his bachelor's degree from Louisiana State University in 1972.

   Dixon B. Betz founded River Consulting, Inc., a subsidiary of Kinder Morgan Bulk Terminals, Inc., in 1981 and has since served as its Chief Executive Officer. Mr. Betz received a Bachelor of Science degree in Mathematics from Louisiana State University in 1971.

Item 11.  Executive Compensation

   The Partnership has no executive officers, but is obligated to reimburse the general partner for compensation paid to the general partner's executive officers in connection with their operation of the Partnership's business. The following table summarizes all compensation paid to the general partner's chief executive officer and to each of the general partner's four other most highly compensated executive officers for services rendered to the Partnership during 1998 and 1997.

                           Summary Compensation Table

                                                                         Annual Compensation
                                                          ---------------------------------------------------
                                                                                               All Other
         Name and Principal Position               Year           Salary          Bonus(1)  Compensation(2)
         ----------------------------------------------------------------------------------------------------

         Richard D. Kinder                           1998       $200,004              $ -            $13,584
            Director, Chairman and CEO               1997        175,664                -             12,757

         William V. Morgan                           1998        200,004                -             64,562
            Director, Vice Chairman and President    1997        175,685                -             12,757

         William V. Allison(3)                       1998         99,998          200,000             11,366
            President, Pipeline Operations           1997         22,917                -                  -

         David G. Dehaemers, Jr.                     1998        141,247          200,000             34,393
            Vice President, Treasurer and CFO        1997        101,910          130,000              7,598

         Michael C. Morgan                           1998        141,247          200,000             50,421
            Vice President                           1997        101,910          130,000              7,539


         (1)  Amounts earned in year shown and paid the following year.
         (2)  Represents  the  general  partner's  contributions  to the Savings
              Investment Plan (a 401(k) plan), the imputed value of general partner-paid group term life insurance exceeding $50,000, and compensation attributable to taxable moving expenses allowed.
         (3) Prior to the acquisition of the general partner by Kinder Morgan, Inc., Mr. Allison served as President of the general partner from January 1, 1997 until February 14, 1997.


   Retirement Savings Plan. Effective July 1, 1997, the general partner established the Kinder Morgan Retirement Savings Plan, a defined contribution 401(k) plan, that permits all full-time employees of the general partner to contribute 1% to 15% of base compensation, on a pre-tax or after-tax basis, into participant accounts. In addition to a mandatory contribution equal to 4% of base compensation per year for each plan participant, the general partner may make discretionary contributions in years when specific performance objectives are met. Any discretionary contributions are made during the first quarter following the performance year. On March 1, 1999, an additional 2% discretionary contribution was made to individual accounts based on 1998 financial targets to unitholders. All contributions, together with earnings thereon, are immediately vested and not subject to forfeiture. Participants may direct the investment of their contributions into a variety of investments. Plan assets are held and distributed pursuant to a trust agreement. Because levels of future compensation, participant contributions and investment yields cannot be reliably predicted over the span of time contemplated by a plan of this nature, it is impractical to estimate the annual benefits payable at retirement to the individuals listed in the Summary Compensation Table above.

   Executive Compensation Plan. Pursuant to the Partnership's Executive Compensation Plan (the "Plan"), executive officers of the general partner are eligible for awards equal to a percentage of the "Incentive Compensation Value", which is defined as cash distributions to the general partner during the four calendar quarters preceding the date of redemption times eight (less a participant adjustment factor, if any). Under the Plan, no eligible employee may receive a grant in excess of 2% and total awards under the Plan may not exceed 10%. In general, participants may redeem vested awards in whole or in part from time to time by written notice. The Partnership may, at its option, pay the participant in units (provided, however, the unitholders approve the plan prior to issuing such units) or in cash. The Partnership may not issue more than 200,000 units in the aggregate under the Plan. Units will not be issued to a participant unless such units have been listed for trading on the principal securities exchange on which the units are then listed. The Plan terminates January 1, 2007 and any unredeemed awards will be automatically redeemed. The board of directors of the general partner may, however, terminate the Plan before such date, and upon such early termination, the Partnership will redeem all unpaid grants of compensation at an amount equal to the highest Incentive Compensation Value, using as the determination date any day within the previous twelve months, multiplied by 1.5. The Plan was established in July 1997 and on July 1, 1997, the board of directors of the general partner granted awards totaling 2% of the Incentive Compensation Value to each of Thomas King, David Dehaemers and Michael Morgan. Originally, 50% of such awards were to vest on each of January 1, 2000 and January 1, 2002. No awards were granted during 1998.

   All of Mr. King's awards were forfeited when he resigned as President of the general partner on December 1, 1998. On January 4, 1999 (subsequent to year end), the awards granted to Mr. Dehaemers and Mr. Morgan were amended to provide for the immediate vesting and pay-out of 50% of their awards, or 1% of the Incentive Compensation Value. The board of directors of the general partner believes that accelerating the vesting and pay-out of the awards was in the best interest of the Partnership because it capped the total payment the participants were entitled to receive with respect to 50% of their awards.

   Unit Option Plan. Pursuant to the Partnership's unit Option Plan (the "Option Plan") key personnel of the Partnership and its affiliates are eligible to receive grants of options to acquire units. The total number of units available under the plan is 250,000. None of the options granted under the Option Plan may be "Incentive Stock Options" under Section 422 of the Internal Revenue Code. If an option expires without being exercised, the number of units covered by such option will be available for a future award. The exercise price for an option may not be less than the fair market value of a unit on the date of grant. Either the board of directors of the general partner or a committee of the board of directors will administer the Option Plan. The Plan terminates on March 5, 2008.

   No individual employee may be granted options for more than 10,000 units in any year. The board of directors or the committee will determine the duration and vesting of the options to employees at the time of grant. At December 31, 1998, options for 194,500 units were granted to 89 employees of the general partner. Forty percent of such options will vest on the first anniversary of the date of grant and twenty percent on each anniversary, thereafter. The options expire seven years from the date of grant.

   The Option Plan also granted to each non-employee director of the Partnership as of April 1, 1998, an option to acquire 5,000 units at an exercise price equal to the fair market value of the units on such date. In addition, each new non-employee director will receive options to acquire 5,000 units on the first day of the month following his or her election. Forty percent of such options will vest on the first anniversary of the date of grant and twenty percent on each anniversary, thereafter. The non-employee director options will expire seven years from the date of grant.

   The following tables set forth certain information at December 31, 1998 and for the fiscal year then ended with respect to unit options granted to and exercised by the individuals named in the Summary Compensation Table above. Mr. Allison is the only person named in the Summary Compensation Table that has been granted options. No options have been granted at an option price below fair market value on the date of grant.

                        Number of      % of Total                             Potential realizable Value
                          Units          Options                               at Assumed Annual Rates
                       Underlying      Granted to     Exercise                of Unit Price Appreciation
                         Options        Employees      Price      Expiration      for Option Term (1)
Name                     Granted         in 1998      Per Unit       Date          5%             10%
---------------------------------------------------------------------------------------------------------
William V. Allison       10,000           5.14        $33.125     08/26/2005    $134,852       $314,263


                      Aggregated Option Exercises in 1998,
                        and 1998 Year-End Option Values

                                                        Underlying Unexercised          Value of Unexercised
                                                            Options at                  In-the-Money Options
                        Units Acquired     Value           1998 Year-End                 at 1998 Year-End(1)
Name                      on Exercise     Realized   Exercisable    Unexercisable    Exercisable    Unexcercisable
------------------------------------------------------------------------------------------------------------------
William V. Allison                  -           -           -           10,000            $ -            $31,250

(1) Calculated on the basis of the fair market value of the underlying units at year-end, minus the exercise price.

   Directors fees. During 1998, each member of the board of directors of the general partner who was not also an employee of the general partner was paid an annual retainer of $16,000 in lieu of all attendance fees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information as of March 9, 1999, regarding the beneficial ownership of (i) the units and (ii) the common stock of Kinder Morgan, Inc., the parent company of the general partner, by all directors of the general partner, each of the named executive officers, all directors and executive officers as a group and all persons known by the general partner to own beneficially more than 5% of the units.

                                                     Amount and Nature of Beneficial Ownership
                                                                 KMI Voting Stock              KMI Non Voting Stock
                                      Units (1)                  (Class "A" Stock)              (Class "B" Stock)
                             ----------------------------   ----------------------------   -----------------------------
                                Number         Percent        Number         Percent         Number          Percent
                             of Units (2)     of Class      of Shares (3)    of Class      of Shares (3)    of Class
                             -------------   ------------   ------------   -------------   ------------   --------------

Richard D. Kinder (4)             117,950              *          5,801          72.09%          444.8           17.50%

William V. Morgan (5)               2,000              *          2,246          27.91%          111.2            4.38%

Alan L. Atterbury (6)              28,000              *              -               -              -                -

Edward O. Gaylord (7)               6,000              *              -               -              -                -

William V. Allison                      -              -              -               -              -                -

David G. Dehaemers                      -              -              -               -              -                -

Michael C. Morgan                       -              -              -               -              -                -

Directors and Executive           311,730              *          8,047         100.00%            556           21.88%
     Officers as a group (9 persons)(8)



*Less than 1%
(1) All units involve sole voting power and sole investment power.
(2) As of March 9, 1999, the Partnership had 48,815,690 units issued and outstanding.
(3) As of March 9, 1999, Kinder Morgan, Inc. ("KMI") had a total of 8,047 shares of issued and outstanding voting stock and a total of 2,541 shares of issued and outstanding non voting stock.
(4) Excludes 862,000 units owned by Kinder Morgan G.P., Inc. KMI owns 100% of the outstanding capital stock of Kinder Morgan G.P., Inc. Mr. Kinder owns approximately 72% of the voting common stock of KMI. By virtue of his ownership of KMI, Mr. Kinder may be deemed to indirectly own the units owned by Kinder Morgan G.P., Inc. Mr. Kinder disclaims beneficial ownership of such units. Furthermore, includes 2,950 units owned by Mr. Kinder's spouse. Mr. Kinder disclaims beneficial ownership of such units.
(5) The KMI voting and non-voting shares are held by Morgan Associates, Inc., a Kansas corporation, wholly owned by Mr. Morgan.
(6) Includes options to purchase 2,000 units exercisable within 60 days of March 9, 1999. Includes 14,000 units owned through Westover Investment L.P., as to which units Mr. Atterbury disclaims beneficial ownership.
(7) Includes options to purchase 2,000 units exercisable within 60 days of March 9, 1999.
(8) Includes options to purchase 4,000 units exercisable within 60 days of March 9, 1999.

   KMI has pledged all of the stock of the general partner to secure its bank credit facilities.

Item 13.  Certain Relationships and Related Transactions

   General and Administrative Expenses

   The general partner provides the Partnership with general and administrative services and is entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. The general partner incurred $38.0 million in general and administrative expenses in 1998 and $6.9 million in general and administrative expenses in 1997.

   Partnership Distributions

   See Item 7 for information regarding Partnership Distributions.

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

                              PART IV

Item 14.  Exhibits,  Financial Statement Schedules,  and Reports on Form 8-K

    (a)(1) and (2) Financial  Statements  and  Financial  Statement Schedules

    See "Index to Financial Statements" set forth on page F-1.

    (a)(3) Exhibits

    *2.1 Purchase Agreement dated October 18, 1997 between Kinder Morgan Energy Partners, L.P., Kinder Morgan G.P., Inc., Santa Fe Pacific Pipeline Partners, L.P., Santa Fe Pacific Pipelines, Inc. and SFP Pipeline Holdings, Inc. (Exhibit 2 to the Partnership's Registration Statement on Form S-4 (File No. 333-44519) filed February 4, 1998 (the "1998 S-4"))
    *2.2 Master Agreement dated as of January 1, 1998 among Shell Western E&P Inc., Shell Western Pipelines Inc., Shell Cortez Pipeline Company, Shell CO2 LLC, Shell CO2 General LLC, Shell Land & Energy Company, Kinder Morgan Operating L.P. "A" and Kinder Morgan CO2 LLC (Exhibit
           2.2 to the Partnership's Current Report on Form 8-K dated March 5, 19989 (the "March 5, 1998 Form 8-K"))
    *2.3 First Amended and Restated Agreement of Limited Partnership dated as of March 5, 1998, by and between Shell CO2 General LLC, Kinder Morgan CO2, LLC and Shell CO2 LLC (Exhibit 2.3 to the March 5, 1998 Form 8-K)
     2.4   Amendment to the Limited Partnership  Agreement of Shell
           CO2 Company, Ltd. dated as of September 30, 1998
    *2.5 Assumption and Indemnification Agreement dated as of January 1, 1998 among Shell CO2 General LLC, Shell CO2 General LLC, Shell Western E&P Inc., Shell Western Pipelines Inc., Shell Cortez Pipeline Company, Shell Land & Energy Company, Kinder Morgan CO2 LLC, Kinder Morgan Operating L.P. "A" and Shell CO2 Company, Ltd. (Exhibit 2.4 to the March 5 1998 Form 8-K)
    *2.6 Guaranty and Indemnification Agreement dated as of January 1, 1998 between Shell Western E&P Inc. and Kinder Morgan Energy Partners, L.P. (Exhibit 2.5 to the March 5, 1998 Form 8-K)
    *3.1   Second  Amendment to Amended and  Restated  Agreement of
           Limited  Partnership  dated  as  of  February  14,  1997
           (Exhibit 3.1 to Amendment No. 1 to the 1998 S-4)
    *4.1   Specimen Certificate  representing Common Units (Exhibit
           4.1 to 1998 S-4)
    *4.2 Indenture dated as of January 29, 1999 among the Partnership, the guarantors listed on the signature page thereto and U.S. Trust Company of Texas, N.A., as trustee, relating to Senior Debt Securities (filed as Exhibit 4.1 to the Partnership's Form 8-K dated January 29, 1999 (the "January 29, 1999 Form 8-K))
    *4.3 First Supplemental Indenture dated as of January 29, 1999 among the Partnership, the subsidiary guarantors listed on the signature page thereto and U.S. Trust Company of Texas, N.A., as trustee, relating to $250,000,000 of 6.30% Senior Notes due February 1, 2009 (filed as
           Exhibit 4.2 to the January 29, 1999 Form 8-K)
     4.4 Amended and Restated Credit Agreement dated as of December 1, 1998 among the Partnership, Kinder Morgan Operating L.P. "B", the subsidiary guarantors listed on the signature page thereto, the lenders party thereto and First Union National Bank, as agent
     4.5 First Amendment, dated December 21, 1998 to Amended and Restated Credit Agreement among the Partnership, Kinder Morgan Operating L.P. "B", the subsidiary guarantors listed on the signature page thereto, the lenders party thereto and First Union National Bank, as agent
    *4.6   First  Mortgage Note  Agreement  dated  December 8, 1998
           among  Southern  Pacific  Pipe Lines  Partnership,  L.P.
           (now known as SFPP,  L.P.) and the Purchasers  listed on
           Schedule  A  (a  conformed   composite  of  54  separate
           agreements,  identical  except for signatures)  (Exhibit
           4.2  to  Form  10-K  for  Santa  Fe   Pacific   Pipeline
           Partners, L.P. for 1988 ("Santa Fe 1988 Form 10-K"))
    *4.7 Consent and Amendment dated as of December 19, 1997 between the noteholders and SFPP, L.P. (a conformed composite of the separate agreements with each noteholder, identical except for signatures) (Exhibit 4.14.1 to the Partnership's Form 10-K for 1997 ("1997 Form 10-K"))

    *4.8 Deed of Trust, Security Agreement and Fixture Filing, dated December 8, 1988, between SFPP, L.P., its general partner, Chicago Title Insurance Company and Security Pacific National Bank (Exhibit 4.3 to Santa Fe 1988
           Form 10-K)
    *4.9 Trust Agreement dated December 19, 1988, between SFPP, L.P., its general partner and Security Pacific National Bank (Exhibit 4.4 to Santa Fe 1988 Form 10-K)
    *4.10 Amended and Restated Credit Agreement dated as of August 11, 1997 among SFPP, L.P., Bank of America National Trust and Savings Association, as agent, Texas Commerce Bank National Association, as syndication agent, Bank of Montreal, as documentation agent, BancAmerica Securities, Inc., as arranger, and the lenders that are signatories thereto. As the maximum allowable borrowings under this facility do not exceed 10% of the Registrant's total assets, this instrument is not filed as an exhibit to this Report, however, the Registrant hereby agrees to furnish a copy of such instrument to the Securities and Exchange Commission upon request.
   *10.1   Kinder Morgan Energy  Partners,  L.P. Common Unit Option
           Plan (Exhibit 10.6 to 1997 Form 10-K)
    10.2   Amended and Restated  Credit  Agreement  dated as of June 18,
           1998 among Kinder Morgan,  Inc. and First Union National Bank
    10.3   First  Amendment to Credit  Agreement  dated as of August 26,
           1998 among Kinder Morgan,  Inc. and First Union National Bank
    10.4   Second  Amendment to Credit  Agreement  dated as of September
           8, 1998  among  Kinder  Morgan,  Inc.  and  First  Union
           National Bank
    21     List of subsidiaries
    23.1   Consent letter from PricewaterhouseCoopers LLP
    23.2   Consent letter from Arthur Andersen LLP
    27.1   Financial Data Schedule for Kinder Morgan Energy Partners, L.P.
    27.2   Financial Data Schedule for Kinder Morgan Operating L.P. "A"
    27.3   Financial Data Schedule for Kinder Morgan Operating L.P. "B"
    27.4   Financial Data Schedule for Kinder Morgan Operating L.P. "C"
    27.5   Financial Data Schedule for Kinder Morgan Operating L.P. "D"
    27.6   Financial Data Schedule for Kinder Morgan Natural Gas Liquids
           Corporation
    27.7   Financial Data Schedule for Kinder Morgan CO2, LLC
    27.8   Financial Data Schedule for Kinder Morgan Bulk Terminals, Inc.
---------------------
* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith.

(b) Reports on Form 8-K

   Report dated November 6, 1998, on Form 8-K, as amended December 23, 1998. A current listing of Risk Factors was disclosed pursuant to Item 5 of that form. The pro forma combined income statement of the Partnership for the nine month period ended September 30, 1998 giving effect to the acquisition of Santa Fe Pacific Pipeline Partners, L.P. and the formation of Shell CO2 Company, assuming the acquisition had been consummated January 1, 1997, was disclosed in Item 7.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES



Report of Independent Accountants                                            F-2



Report of Independent Public Accountants                                     F-3



Consolidated   Statements   of  Income  for  the  years  ended               F-4
December 31, 1998, 1997, and 1996



Consolidated  Balance  Sheets for the years ended December 31, 1998          F-5
and 1997



Consolidated   Statements   of  Cash  Flows  for  the  years  ended          F-6
December 31, 1998, 1997, and 1996



Consolidated  Statements  of  Partners'  Capital for the years               F-7
ended December 31, 1998, 1997, and 1996



Notes to Consolidated Financial Statements                                   F-8


Certain supplementary financial statement schedules have been omitted because the information required to be set forth therein is either not applicable or is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Partners of
Kinder Morgan Energy Partners, L.P.






In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows, and of partners' capital present fairly, in all material respects, the financial position of Kinder Morgan Energy Partners, L.P. (a Delaware Limited Partnership) and subsidiaries (the Partnership) at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Pricewaterhouse Coopers LLP
___________________________________
PricewaterhouseCoopers LLP
Houston, Texas
March 10, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Partners of Kinder Morgan Energy Partners, L.P.
(Formerly Enron Liquids Pipeline, L.P.)





We have audited the accompanying consolidated balance sheet of Kinder Morgan Energy Partners, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1996, and the related consolidated statements of income, cash flows and partners' capital for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kinder Morgan Energy Partners, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



                                           /s/ ARTHUR ANDERSEN LLP
                                           _____________________________________
                                           ARTHUR ANDERSEN LLP




Houston, Texas
February 21, 1997

                          KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands Except Per Unit Amounts)


                                                                       Year Ended December 31,
                                                            ---------------------------------------------
                                                                1998           1997             1996
                                                            -------------  --------------   -------------

Revenues                                                  $      322,617 $        73,932  $       71,250

Costs and Expenses
  Cost of products sold                                            5,860           7,154           7,874
  Operations and maintenance
    Related party                                                      -               -           6,558
    Other                                                         65,022          15,039          12,322
  Fuel and power                                                  22,385           5,636           4,916
  Depreciation and amortization                                   37,321          10,067           9,908
  General and administrative                                      39,984           8,862           9,132
  Taxes, other than income taxes                                  12,140           2,943           3,467
                                                            -------------  --------------   -------------
                                                                 182,712          49,701          54,177
                                                            -------------  --------------   -------------

Operating Income                                                 139,905          24,231          17,073

Other Income (Expense)
  Earnings from equity investments                                25,732           5,724           5,675
  Interest, net                                                  (38,600)        (12,078)        (11,939)
  Other, net                                                      (7,263)           (701)          2,555
Minority Interest                                                   (985)           (179)           (121)
                                                            -------------  --------------   -------------

Income Before Income Taxes and Extraordinary charge              118,789          16,997          13,243

Income Tax Benefit (Expense)                                      (1,572)            740          (1,343)
                                                            -------------  --------------   -------------

Income Before Extraordinary charge                               117,217          17,737          11,900

Extraordinary charge on early extinguishment of debt             (13,611)              -               -
                                                            -------------  --------------   -------------

Net Income                                                $      103,606 $        17,737  $       11,900
                                                            =============  ==============   =============


Calculation of Limited Partners' Interest in Net Income:
Income Before Extraordinary Charge                        $      117,217 $        17,737  $       11,900
Less: General Partner's interest in Net Income                   (33,447)         (4,074)           (218)
                                                            -------------  --------------   -------------
Limited Partners' Net Income before extraordinary charge          83,770          13,663          11,682
Less:  Extraordinary charge on early extinguishment of debt      (13,611)              -               -
                                                            =============  ==============   =============
Limited Partners' Net Income                              $       70,159 $        13,663  $       11,682
                                                            =============  ==============   =============

Net Income per Unit before extraordinary charge           $         2.09 $          1.02  $         0.90
                                                            =============  ==============   =============

Net Income per Unit for extraordinary charge              $         0.34 $             -  $            -
                                                            =============  ==============   =============

Net Income per Unit                                       $         1.75 $          1.02  $         0.90
                                                            =============  ==============   =============

Number of Units used in Computation                               40,120          13,411          13,020
                                                            =============  ==============   =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                            December 31,
                                                  ------------------------------
                                                  --------------  --------------
                                                       1998            1997
                                                  --------------  --------------
ASSETS
Current Assets
   Cash and cash equivalents                    $        31,735 $         9,612
   Accounts and notes receivable                         44,125           8,569
   Inventories
     Products                                             2,901           1,901
     Materials and supplies                               2,640           1,710
                                                  --------------  --------------
                                                         81,401          21,792
                                                  --------------  --------------

Property, Plant and Equipment, at cost                1,836,719         290,620
   Less accumulated depreciation                         73,333          45,653
                                                  --------------  --------------
                                                      1,763,386         244,967
                                                  --------------  --------------

Equity Investments                                      238,608          31,711
                                                  --------------  --------------

Intangibles                                              58,536           8,291
Deferred charges and other assets                        10,341           6,145
                                                  ==============  ==============
TOTAL ASSETS                                    $     2,152,272 $       312,906
                                                  ==============  ==============


LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts payable
     Trade                                      $        11,690 $         4,423
     Related parties                                     13,952             507
   Accrued liabilities                                   18,230           3,585
   Accrued benefits                                       9,415               -
   Accrued taxes                                          4,195           2,861
                                                  --------------  --------------
                                                         57,482          11,376
                                                  --------------  --------------

Long-Term Liabilities and Deferred Credits
   Long-term debt                                       611,571         146,824
   Other                                                104,789           2,997
                                                  --------------  --------------
                                                        716,360         149,821
                                                  --------------  --------------

Commitments and Contingencies

Minority Interest                                        17,767           1,485
                                                  --------------  --------------
Partners' Capital
   Common Units                                       1,348,591         146,840
   General Partner                                       12,072           3,384
                                                  --------------  --------------
                                                      1,360,663         150,224
                                                  --------------  --------------
                                                  ==============  ==============
TOTAL LIABILITIES AND PARTNERS' CAPITAL         $     2,152,272 $       312,906
                                                  ==============  ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                          Year Ended December 31,
                                                             -------------------------------------------------
                                                                  1998               1997            1996
                                                             ----------------    -------------   -------------
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities
    Net income                                             $         103,606   $       17,737  $       11,900
    Extraordinary charge on early extinguishment of debt              13,611                -               -
    Depreciation and amortization                                     37,321           10,067           9,908
    Earnings from equity investments                                 (25,732)          (5,724)         (5,675)
    Distributions from equity investments                             19,670            9,588           6,791
    Changes in components of working capital
      Accounts receivable                                              1,203            3,791          (2,264)
      Inventories                                                       (734)            (902)            198
      Accounts payable                                                   197           (5,102)          2,096
      Accrued liabilities                                            (14,115)           2,774          (1,997)
      Accrued taxes                                                   (1,266)             557             149
    El Paso Settlement                                                (8,000)               -               -
    Other, net                                                         8,220             (834)          1,670
                                                             ----------------    -------------   -------------
Net Cash Provided by Operating Activities                            133,981           31,952          22,776
                                                             ----------------    -------------   -------------

Cash Flows From Investing Activities
    Acquisitions of assets                                          (107,144)         (20,038)              -
    Additions to property, plant and equipment for
        expansion and maintenance projects                           (38,407)          (6,884)         (8,575)
    Sale of property, plant and equipment                                 64              162               -
    Contributions to equity investments                             (136,234)          (3,532)           (546)
                                                             ----------------    -------------   -------------
Net Cash Used in Investing Activities                               (281,721)         (30,292)         (9,121)
                                                             ----------------    -------------   -------------

Cash Flows From Financing Activities
    Issuance of debt                                                 492,612           43,400           5,000
    Payment of debt                                                 (407,797)         (58,496)         (1,718)
    Cost of refinancing long-term debt                               (16,768)               -               -
    Proceeds from issuance of common units                           212,303           33,678               -
    Contributions from General Partner's Minority Interest            12,349                -               -
    Distributions to partners
      Common Units                                                   (93,352)         (21,768)        (16,404)
      General Partner                                                (27,450)          (2,280)           (268)
      Minority Interest                                               (1,614)            (245)           (168)
    Other, net                                                          (420)            (636)              -
                                                             ----------------    -------------   -------------
Net Cash Provided by (Used in) Financing Activities                  169,863           (6,347)        (13,558)
                                                             ----------------    -------------   -------------

Increase (Decrease) in Cash and Cash Equivalents                      22,123           (4,687)             97
Cash and Cash Equivalents, Beginning of Period                         9,612           14,299          14,202
                                                             ================    =============   =============
Cash and Cash Equivalents, End of Period                   $          31,735   $        9,612  $       14,299
                                                             ================    =============   =============

Noncash Investing and Financing Activities
 Contribution of net assets to partnership investments     $          60,387   $            -  $            -
 Assets acquired by the issuance of Common Units           $       1,003,202   $            -  $            -
 Assets acquired by the assumption of liabilities          $         569,822   $            -  $            -

Supplemental disclosures of cash flow information
  Cash paid during the year for
  Interest (net of capitalized interest)                   $          47,616   $       12,611  $       12,487
  Income Taxes                                             $           1,354   $          463  $          397

              The accompanying notes are an integral part of these
                       consolidated financial statements.


              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (In Thousands)

                                                                    Deferred                                 Total
                                                  Common          Participation         General            Partners'
                                                  Units              Units              Partner            Capital
                                              --------------     ---------------     --------------     ---------------

Partners' capital at December 31, 1995      $       105,100    $         16,787    $         1,229    $        123,116

    Net income                                       10,136               1,546                218              11,900

    Distributions                                   (14,236)             (2,168)              (268)            (16,672)
                                              --------------     ---------------     --------------     ---------------

Partners' capital at December 31, 1996              101,000              16,165              1,179             118,344

    Net income                                       13,440                 223              4,074              17,737

    Transfer of deferred
        participation units                          16,388             (16,388)                 -                   -

    Net proceeds from issuance
         of common units                             33,678                   -                  -              33,678

    Capital contributions                                 -                   -                345                 345

    Distributions                                   (17,666)                  -             (2,214)            (19,880)
                                              --------------     ---------------     --------------     ---------------

Partners' capital at December 31, 1997              146,840                   -              3,384             150,224

    Net income                                       70,159                   -             33,447             103,606

    Net proceeds from issuance
         of common units                          1,212,421                   -                  -           1,212,421

    Capital contributions                            10,234                   -              2,678              12,912

    Distributions                                   (91,063)                  -            (27,437)           (118,500)
                                              --------------     ---------------     --------------     ---------------

Partners' capital at December 31, 1998      $     1,348,591    $              -    $        12,072    $      1,360,663
                                              ==============     ===============     ==============     ===============

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

  General

  The Partnership is a publicly traded Master Limited Partnership that manages a diversified portfolio of midstream energy assets. It operates through four operating limited partnerships, OLP-A, OLP-B, Kinder Morgan Operating L.P. "C" ("OLP-C") and Kinder Morgan Operating L.P. "D" ("OLP-D") (collectively, the "Operating Partnerships"). Kinder Morgan Bulk Terminals, Inc. (formerly Hall-Buck Marine, Inc.) and its consolidated subsidiaries are owned and controlled by OLP-C. OLP-D owns 99.5% of and controls SFPP, L.P.

  Kinder Morgan G.P., Inc. is a wholly owned subsidiary of KMI and serves as the sole general partner of the Partnership and the Operating Partnerships. The Partnership and the Operating Partnerships are governed by Amended and Restated Agreements of Limited Partnership and certain other agreements (collectively, the "partnership agreements").

  Prior to 1998, the Partnership reported three business segments: Liquids Pipelines; Coal Transfer, Storage and Services; and Gas Processing and Fractionation. Due to the acquisitions made in 1998, the Partnership now competes in the following three reportable business segments: Pacific Operations; Mid-Continent Operations; and Bulk Terminals. For the periods prior to 1998, the previous Liquids Pipelines and Gas Processing and Fractionation segments have been combined to present the current Mid-Continent Operations segment.

  The "Pacific Operations" include four common carrier refined petroleum products pipelines covering approximately 3,300 miles and transporting approximately one million barrels per day of refined petroleum products such as gasoline, diesel and jet fuel. The Pacific Operations also include 13 truck loading terminals. These operations serve approximately 44 customer-owned terminals, three commercial airports and 12 military bases in six western states.

  The "Mid-Continent Operations" include two interstate common carrier natural gas liquids ("NGL" or "NGLs") pipelines ("North System" and "Cypress Pipeline"), a 20% equity interest in Shell CO2 Company, a 24% equity interest in Plantation Pipe Line Company, a gas processing plant ("Painter Plant") and a 25% indirect interest in an NGL fractionator in Mont Belvieu, Texas. The North System includes a 1,600 mile common carrier pipeline that transports, stores and delivers a full range of NGLs and refined products from South Central Kansas to markets in the Midwest and has interconnects, using third-party pipelines in the Midwest, to the eastern United States. Additionally, the North System has eight truck loading terminals, which primarily deliver propane throughout the upper Midwest. The Cypress Pipeline is a 100 mile pipeline that transports ethane from Mont Belvieu, Texas, to the Lake Charles, Louisiana area. Shell CO2 Company produces, markets and delivers CO2 for enhanced oil recovery throughout the continental United States. Plantation Pipe Line Company owns and operates a 3,100 mile common carrier refined petroleum products pipeline serving the southeastern United States. Amoco Oil Company operates the Painter Plant assets under an operating lease agreement.

  The "Bulk Terminals" segment consists of 24 bulk terminals that handle approximately 50 million tons of coal, petroleum coke and other products annually. The Partnership itself, or through Kinder Morgan Bulk Terminals, Inc., owns or operates these 24 bulk terminals located primarily on the Mississippi River and the West Coast. The segment also includes two modern high speed rail-to-barge coal transfer facilities ("Cora Terminal" and "Grand Rivers Terminal"). The Cora Terminal transfers coal from rail to barge on the banks of the Mississippi River near Cora, Illinois. The Grand Rivers Terminal is a coal transfer, storage, and blending facility located on the Tennessee

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


River near Paducah, Kentucky. Other activities included in Bulk Terminals include the "Red Lightning" energy services unit, which performs specialized coal services for both the Cora Terminal and the Grand Rivers Terminal. River Consulting, Inc., a major engineering and construction management company specializing in designing and construction services for dry bulk material handling terminals is also included in the Bulk Terminals segment. On December 18, 1998 the Partnership acquired the Pier IX Terminal, located in Newport News, Virginia, and the Shipyard River Terminal, located in Charleston, South Carolina.

  Two-for-one Common Unit Split

  On September 2, 1997, the Partnership's general partner approved a two-for-one unit split of the Partnership's outstanding units representing limited partner interests in the Partnership. The unit split entitled common unitholders to one additional unit for each unit held. The issuance and mailing of split units occurred on October 1, 1997 to unitholders of record on September 15, 1997. All references to the number of units and per unit amounts in the consolidated financial statements and related notes have been restated to reflect the effect of the split for all periods presented.

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

  Inventories

  Inventories of products consist of natural gas liquids, refined petroleum products and coal. These assets are valued at the lower of cost
(weighted-average cost method) or market. Materials and supplies are stated at the lower of cost or market.

  Property, Plant and Equipment

  Property, plant and equipment is stated at its acquisition cost. Expenditures for maintenance and repairs are charged to operations in the period incurred. The cost of property, plant and equipment sold or retired and the related depreciation are removed from the accounts in the period of sale or disposition. The provision for depreciation is computed using the straight-line method based on estimated economic lives. Generally, composite depreciation rates are applied to functional groups of property having similar economic characteristics and range from 2.0% to 12.5%, excluding certain short-lived assets such as vehicles. The original cost of property retired is charged to accumulated depreciation and amortization, net of salvage and cost of removal. No retirement gain or loss is included in income except in the case of extraordinary retirements or sales.

  Equity Method of Accounting

  Investments in significant 20-50% owned affiliates are accounted for by the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Partnership's equity in undistributed earnings or losses since acquisition.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Excess of Cost Over Fair Value

  The excess of the Partnership's cost over its underlying net assets is being amortized using the straight-line method over the estimated remaining life of the assets over a period not to exceed 40 years. Such amortization is reflected primarily as amortization expense. The unamortized excess was approximately $162.3 million and $8.3 million as of December 31, 1998 and 1997, respectively, and such amounts are included within intangibles and equity investments on the accompanying balance sheet.

  The Partnership periodically evaluates the propriety of the carrying amount of the excess of cost over fair value of net assets of businesses acquired, as well as the amortization period, to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. At this time, the Partnership believes no such impairment has occurred and no reduction in estimated useful lives is warranted.

  Revenue Recognition

  Revenues for the pipeline operations are generally recognized based on delivery of actual volume transported. Bulk terminal transfer service revenues are recognized based on volumes loaded. Recognition of gas processing revenues is based on volumes processed or fractionated. Revenues from energy related product sales of the Red Lightning energy services unit are based on delivered quantities of product.

  Environmental Matters

  Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Partnership's commitment to a formal plan of action.

  Minority Interest

  Minority interest consists of the approximate 1% general partner interest in the Operating Partnerships, the 0.5% special limited partner interest in SFPP, L.P. and the 50% interest in Globalplex Partners, a Louisiana joint venture owned 50% and controlled by Kinder Morgan Bulk Terminals, Inc.

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

  The tax attributes of the Partnership's net assets flow directly to each individual partner. Individual partners will have different investment bases depending upon the timing and prices of acquisition of partnership units. Further, each partner's tax accounting, which is partially dependent upon the partner's individual tax position, may differ from the accounting followed in the financial statements. Accordingly, there could be significant differences between each individual partner's tax basis and the partner's proportionate share of the net assets reported in the financial statements. FAS 109 requires disclosure by a publicly held partnership of the aggregate difference in the basis of its net assets for financial and tax reporting purposes. However, the Partnership does not have access to information about each individual partner's tax attributes in the Partnership, and the aggregate tax bases cannot be readily determined. In any event, management does not believe that, in the Partnership's circumstances, the aggregate difference would be meaningful information.

  Net Income Per Unit

  Net Income per Unit was computed by dividing limited partner's interest in net income by the weighted average number of units outstanding during the period.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. Acquisitions and Joint Ventures

  With respect to the following acquisitions and joint ventures, the results of operations are included in the consolidated financial statements from the effective date of acquisition.

  Santa Fe

  Kinder Morgan Operating L.P. "D" ("OLP-D"), a Delaware limited partnership, acquired on March 6, 1998, 99.5% of SFPP, L.P. ("SFPP"), the operating partnership of Santa Fe Pacific Pipeline Partners, L.P. ("Santa Fe"). The transaction was accounted for under the purchase method of accounting and was valued at more than $1.4 billion inclusive of liabilities assumed. The Partnership acquired the interest of Santa Fe's common unit holders in SFPP in exchange for approximately 26.6 million units (1.39 units of the Partnership for each Santa Fe common unit). The Partnership paid $84.4 million to Santa Fe Pacific Pipelines, Inc. (the "former SF General Partner") in exchange for the general partner interest in Santa Fe. The $84.4 million was borrowed under the Credit Facility (see Note 8). Also on March 6, 1998, SFPP redeemed from the former SF General Partner a 0.5% interest in SFPP for $5.8 million. The redemption was paid from SFPP's cash reserves. After the redemption, the former SF General Partner continues to own a .5% special limited partner interest in SFPP.

  Assets acquired in this transaction comprise the Partnership's Pacific Operations, which include over 3,300 miles of pipeline and thirteen owned and operated terminals.

  Shell CO2 Company

  On March 5, 1998, the Partnership and affiliates of Shell Oil Company ("Shell") agreed to combine their CO2 activities and assets into a partnership, Shell CO2 Company, Ltd. ("Shell CO2 Company"), to be operated by a Shell affiliate. The Partnership acquired, through a newly created limited liability company, a 20% interest in Shell CO2 Company in exchange for contributing the Central Basin Pipeline and approximately $25 million in cash. The $25 million was borrowed under the Credit Facility (see Note 8). The Partnership accounts for its partnership interest in Shell CO2 Company under the equity method. The investment is included as part of the Mid-Continent Operations.

  Under the terms of the Shell CO2 Company partnership agreement, the Partnership will receive a priority distribution of $14.5 million per year during 1998 through 2001. To the extent the amount paid to the Partnership over this period is in excess of the Partnership's percentage share (currently 20%) of Shell CO2 Company's distributable cash flow for such period (discounted at 10%), Shell will receive a priority distribution in equal amounts of such overpayment during 2002 and 2003.

  Hall-Buck Marine, Inc.

  Effective July 1, 1998, the Partnership acquired Hall-Buck Marine, Inc. ("Hall-Buck") for approximately $100 million. The transaction was accounted for under the purchase method of accounting. Hall-Buck, headquartered in Sorrento, Louisiana, is one of the nation's largest independent operators of dry bulk terminals, operating twenty terminals on the Mississippi River, the Ohio River, and the Pacific Coast. In addition, Hall-Buck owns all of the common stock of River Consulting Incorporated, a nationally recognized leader in the design and construction of bulk material facilities and port related structures.

  The $100 million of consideration consisted of approximately 2.1 million units and assumed indebtedness of $23 million. After the acquisition, the Partnership changed the name of Hall-Buck Marine, Inc. to Kinder Morgan Bulk Terminals, Inc. and accounts for its activity as part of the Bulk Terminals business segment.

  Pro Forma Information

  The following summarized unaudited Pro Forma Consolidated Income Statement information for the twelve months ended December 31, 1998 and 1997, assumes the Partnership's acquisition of SFPP, Hall-Buck and its interest in Shell CO2 Company had occurred as of January 1, 1997. The unaudited Pro Forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if the Partnership had acquired the assets of SFPP, Hall-Buck and its interest in Shell CO2 Company on the dates indicted or which will be attained in the future.

                KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Net Income for each of the Pro Forma periods does not include the annualized effects of all the cost saving measures the company has achieved since its acquisition of SFPP. Amounts presented below are in thousands, except for per Common Unit amounts:

                                                        Pro Forma
                                                   Twelve Months Ended
                                                       December 31,
       Income Statement                               1998     1997
                                                   -------------------
        Revenues                                   $395,963   $371,033
        Operating Income                            155,057    135,816
        Net Income before extraordinary charge      126,122     87,997
        Net Income                                  112,511     87,997
        Net Income per unit before extraordinary
         charge                                       $1.89      $1.78
        Net Income per unit                           $1.60      $1.78

  Other Acquisitions

  Cardlock Fuels System, Inc.

  On August 26, 1998, the Partnership signed a series of definitive agreements to form a joint venture with Cardlock Fuels System, Inc ("CFS"), an affiliate of Southern Counties Oil Co., for the purpose of constructing unattended, automated fueling stations adjacent to the Partnership's terminal facilities within its Pacific Operations. The Partnership will provide the terminal sites, and CFS will contribute its unattended, automated fueling station expertise including marketing and electronic transaction processing services. At December 31, 1998, the joint venture had selected and signed lease agreements for activity at the Pacific Operations' Bradshaw and Reno terminals. The joint venture has a target of up to ten sites within the next three years.

  Plantation Pipe Line Company

  On September 15, 1998, the Partnership acquired a 24% interest in Plantation Pipe Line Company for $110 million. Plantation Pipe Line Company owns and operates a 3,100 mile pipeline system throughout the southeastern United States which serves as a common carrier of refined petroleum products to various metropolitan areas, including Atlanta, Georgia; Charlotte, North Carolina; and the Washington, D.C. area. The Partnership will account for its investment in Plantation Pipe Line Company under the equity method of accounting and includes its activity as part of the Mid-Continent Operations.

  Pier IX and Shipyard River Terminals

  On December 18, 1998, the Partnership acquired the Pier IX Terminal, located in Newport News, Virginia, and the Shipyard River Terminal, located in Charleston, South Carolina for $35 million. The Pier IX Terminal has the capacity to transload approximately 12 million tons of coal annually. It can store 1.3 million tons of coal on its 30 acre storage site and can blend multiple coals to meet an individual customer's requirements. In addition, the Pier IX Terminal operates a cement facility, which has the capacity to transload over 400,000 tons of cement annually.

  The Shipyard River Terminal is a 52 acre import-export dry and liquid bulk product handling facility which can transload coal, asphalt, fertilizer and other aggregates. Annual throughput capacity at Shipyard River Terminal is 2.5 million tons, with ground storage capacity of 250,000 tons.

  The Partnership includes the activities of both terminals as part of the Bulk Terminals business segment.

4.  Income Taxes

  Certain operations of the Partnership are conducted through wholly-owned corporate subsidiaries, which are taxable. Income/(Loss) before income tax expense attributable to corporate operations was $(1.3) million, $2.5 million and $3.6 million for the years ended December 31, 1998, 1997, and 1996, respectively. For the periods ended December 31, 1998, 1997, and 1996, respectively, the provision for income taxes consists of deferred income tax of $0.0 million, $(1.1) million, and $0.9 million, respectively, and current income tax of $1.6 million, $0.3

                KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


million and $0.4 million, respectively. The 1998 income tax provision includes $1.7 million related to the Partnership's share of Plantation Pipe Line Company's income taxes. The net deferred tax liability of $0.5 million and $2.1 million at December 31, 1998 and 1997, respectively, consists of deferred tax liabilities of $1.3 million and $4.6 million, respectively, and deferred tax assets of $0.8 million and $2.5 million, respectively.

  Reconciling items between income tax expense computed at the statutory rate and actual income tax expense primarily include for the year ended: December 31, 1998, intercompany income and expense items eliminated in the consolidation of the Partnership, amortization of certain intangibles, a change in estimate of prior years' provision, former Hall-Buck Marine, Inc. employees' exercise of stock options prior to acquisition by the Partnership and inclusion of the Partnership's share of income tax expense from Plantation Pipe Line Company; December 31, 1997, the effect of a change in estimate of prior years' provision, a partial liquidating distribution and state income taxes; and December 31, 1996, state income taxes.

5.  Property, Plant and Equipment

  Property, plant and equipment consists of the following (in thousands):

                                        December 31,
                                    --------------------
                                      1998       1997
                                    ---------   --------
       Pacific Operations          $1,533,741  $       -
       Mid-Continent Operations       187,235    249,092
       Bulk Terminals                 115,743     41,528
                                    ---------   --------
       Total                       $1,836,719  $ 290,620
                                    =========   ========

6.  Equity Investments

  The Partnership's significant equity investments consist of Plantation Pipe Line Company (24%), Shell CO2 Company (20%), Mont Belvieu Associates (50%), Colton Transmix Processing Facility (50%) and Heartland Pipeline Company (50%). Total equity investments consisted of the following (in thousands):

                                                        1998              1997
                                                        ----              ----
                Plantation Pipe Line Company          $109,401          $   -
                Shell CO2 Company                       86,688
                Mont Belvieu Associates                 27,568           27,157
                Colton Transmix Processing Facility      5,187              -
                Heartland Pipeline Company               4,348            4,554
                All Others                               5,416              -
                                                      --------          -------
                Total                                 $238,608          $31,711
                                                      ========          =======

   The Partnership's earnings from equity investments is as follows (in thousands):

                                             1998         1997           1996
                                             ----         ----           ----
      Plantation Pipe Line Company          $4,421       $  -           $  -
      Shell CO2 Company                     14,500          -              -
      Mont Belvieu Associates                4,577       5,009          4,968
      Colton Transmix Processing Facility      803          -              -
      Heartland Pipeline Company             1,394         715            707
              All Others                        37           -             -
                                           -------      ------         ------
              Total                        $25,732      $5,724         $5,675
                                           =======      ======         ======

                KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Summarized combined unaudited financial information for the Partnership's significant equity investments is reported below (in thousands):

          Income Statement                   1998         1997           1996
                                             ----         ----           ----
             Revenues                      $236,534      $38,299        $31,534
             Earnings before income taxes   110,050       12,259         11,971
             Net income                      87,918       12,259         11,971


                                             1998         1997
                                             ----         ----
             Current assets                $117,582       $7,353
             Non-current Assets             398,073       53,842
             Current liabilities             50,669        4,885
             Non-current liabilities        159,318       11,790
             Partners'/Owners' equity       305,668       44,520

7.  Gas Processing and Fractionation Transactions

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

  Gas Processing and Terminal Lease to Amoco

  On February 14, 1997, the Partnership executed an operating lease agreement with Amoco Oil Company ("Amoco") for Amoco's use of the Painter Plant fractionator and the Partnership's Millis Terminal and Storage Facility ("Millis") with the nearby Amoco Painter Complex Gas Plant. The lease generated $1.0 million of cash flow in 1998 and 1997.

8. Long-Term Debt

  OLP-B

  As of December 31, 1998, OLP-B has outstanding $23.7 million principal amount of tax exempt bonds due 2024 issued by the Jackson-Union Counties Regional Port District. Such bonds bear interest at a weekly floating market rate. During 1998, the weighted-average interest rate on these bonds was approximately 3.5% per annum. OLP-B has entered into an interest rate swap, which fixes the interest rate at approximately 3.65% per annum during the period from February 13, 1996 to December 31, 1999.

  SFPP

  SFPP's long-term debt primarily consists of its Series F first mortgage notes and a bank credit facility. At December 31, 1998, the outstanding balances under the Series F notes and bank credit facility were $244.0 million, and $111.0 million, respectively. The annual interest rate on the Series F notes is 10.70%, the maturity is December 2004, and interest is payable semiannually in June and December. The Series F notes are payable in annual installments of $31.5 million in 1999, $32.5 million in 2000, $39.5 million in 2001, $42.5 million in 2002, and $37.0 million in 2003. The first mortgage notes may also be prepaid beginning in 1999 in full or in part at a price equal to par plus, in certain circumstances, a premium. The first mortgage notes are secured by mortgages on substantially all of the properties of SFPP (the "Mortgaged Property"). The notes contain certain covenants limiting the amount of additional debt or equity that may be issued and limiting the amount of cash distributions, investments, and

                KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


property dispositions. The bank credit facility provides for borrowings of up to $175 million due in August 2000 and interest, at a short-term Eurodollar rate, payable quarterly. This bank credit facility is used primarily for financing the first mortgage notes when due. Borrowings ($111.0 million at December 31, 1998) under this facility are also secured by the Mortgaged Property and are generally subject to the same terms and conditions as the first mortgage notes. At December 31, 1998, the interest rate on the credit facility debt was 5.465%.

  Credit Facilities and Senior Notes

   In February 1998, the Partnership refinanced OLP-A's first mortgage notes and existing bank credit facilities with a $325 million secured revolving credit facility ("Credit Facility") expiring in February 2005. On December 1, 1998, the Credit Facility was amended to release the collateral and the Credit Facility became unsecured. The Credit Facility had an outstanding balance of $230 million at December 31, 1998. The Credit Facility provides for principal payments equal to the amount by which the outstanding balance is in excess of the amount available, which reduces quarterly commencing in May 2000. The Credit Facility also provides, at the Partnership's option, a floating interest rate equal to either the administrative agent's base rate (but not less than the Federal Funds Rate plus 0.5% per year) or LIBOR plus a margin ranging from .75% to 1.25% per year based on the Partnership's ratio of Funded Indebtedness to Cash Flow, as defined in the Credit Facility. The Credit Facility contains certain restrictive covenants including, but not limited to, the incurrence of additional indebtedness, the making of investments, and making cash distributions other than quarterly distributions from available cash as provided by the partnership agreement. The Partnership has used the proceeds from the Credit Facility to refinance the existing first mortgage notes of OLP-A, including a prepayment premium, to fund the cash investments in Shell CO2 Company and Plantation Pipe Line Company, to refinance the debt associated with the Hall-Buck acquisition, to fund the acquisition of the general partner interest in Santa Fe (Note 3), and to fund the acquisition of the Pier IX Terminal and the Shipyard River Terminal. The prepayment premium and the write-off of the associated unamortized debt issue costs are reflected as an extraordinary charge in the accompanying consolidated statement of income.

   On November 6, 1998, the Partnership filed with the SEC a shelf registration statement with respect to the sale from time to time of up to $600 million in debt and/or equity securities. On January 29, 1999, the Partnership closed a public offering of $250 million in principal amount of 6.30% Senior Notes due February 1, 2009 ("Notes") at a price to the public of 99.67% per Note. In the offering, the Partnership received proceeds, net of underwriting discounts and commissions, of approximately $248 million. The proceeds were used to pay the outstanding balance on the Credit Facility and for working capital and other proper partnership purposes. The Notes will be guaranteed on a full, unconditional, and joint and several basis by all of the Partnership's consolidating subsidiaries (excluding SFPP and the subsidiaries of Kinder Morgan Bulk Terminals, Inc.) so long as any other debt obligations of the Partnership are guaranteed by such subsidiaries. SFPP, which was acquired March 6, 1998, will not be guaranteeing the public debt securities. Kinder Morgan Energy Partners, L.P., the parent company, has operations from only investments in its subsidiaries. The following discloses the consolidating financial information for the Partnership:

                KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                        CONSOLIDATING STATEMENT OF INCOME
                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998
                                 (In Thousands)

                                  Kinder Morgan      Combined         Combined
                                      Energy         Guarantor      Nonguarantor    Eliminations and
                                   Partners, LP        Subs.            Subs.        Adjustments     Consolidated
                                  ---------------  --------------   --------------  ---------------  --------------

Revenues                        $              - $       101,187  $       221,430 $              - $       322,617

Costs and Expenses
  Cost of products sold                        -           5,860                -                -           5,860
  Operations and maintenance                   -          39,318           25,704                -          65,022
  Fuel and power                               -           6,069           16,316                -          22,385
  Depreciation and amortization                -          12,144           25,177                -          37,321
  General and administrative                   -          11,047           28,937                -          39,984
  Taxes, other than income taxes               -           3,592            8,548                -          12,140
                                  ---------------  --------------   --------------  ---------------  --------------
                                               -          78,030          104,682                -         182,712
                                  ---------------  --------------   --------------  ---------------  --------------

Operating Income                               -          23,157          116,748                -         139,905

Other Income (Expense)
  Earnings from equity investments       103,563         109,355              803         (187,989)         25,732
  Interest, net                               47         (12,365)         (26,282)               -         (38,600)
  Other, net                                   -            (845)          (6,418)               -          (7,263)
Minority Interest                              -             496                -           (1,481)           (985)
                                  ---------------  --------------   --------------  ---------------  --------------

Income Before Taxes and
  Extraordinary charge                   103,610         119,798           84,851         (189,470)        118,789

Income Tax Benefit (Expense)                   -          (1,572)               -                -          (1,572)
                                  ---------------  --------------   --------------  ---------------  --------------

Income Before Extraordinary charge       103,610         118,226           84,851         (189,470)        117,217

Extraordinary charge on early
  extinguishment of debt                      (4)        (13,607)               -                -         (13,611)
                                  ===============  ==============   ==============  ===============  ==============
Net Income                      $        103,606 $       104,619  $        84,851 $       (189,470)$       103,606
                                  ===============  ==============   ==============  ===============  ==============


                KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           CONSOLIDATING BALANCE SHEET
                              AT DECEMBER 31, 1998
                                 (In Thousands)

                                      Kinder Morgan     Combined         Combined
                                         Energy         Guarantor      Nonguarantor    Eliminations and
                                      Partners, LP        Subs.           Subs.        Adjustments     Consolidated
                                      -------------   --------------  ---------------  -------------  ---------------
ASSETS
Current Assets
   Cash and cash equivalents        $           93  $        16,980 $         14,662 $            - $         31,735
   Accounts and notes receivable             8,160           27,521           38,089        (29,645)          44,125
   Inventories
     Products                                    -            2,486              415              -            2,901
     Materials and supplies                      -            1,850              790              -            2,640
                                      -------------   --------------  ---------------  -------------  ---------------
                                             8,253           48,837           53,956        (29,645)          81,401
                                      -------------   --------------  ---------------  -------------  ---------------

Prop., Plant and Equip, at cost                  -          302,978        1,533,741              -        1,836,719
   Less accumulated deprec.                      -           46,145           27,188              -           73,333
                                      -------------   --------------  ---------------  -------------  ---------------
                                                 -          256,833        1,506,553              -        1,763,386
                                      -------------   --------------  ---------------  -------------  ---------------

Equity Investments                       1,356,643        1,293,478           10,534     (2,422,047)         238,608
                                      -------------   --------------  ---------------  -------------  ---------------

Intangibles                                      -           58,536                -              -           58,536
Deferred charges and other assets          233,066            5,548            1,958       (230,231)          10,341
                                      =============   ==============  ===============  =============  ===============
TOTAL ASSETS                        $    1,597,962  $     1,663,232 $      1,573,001 $   (2,681,923)$      2,152,272
                                      =============   ==============  ===============  =============  ===============


LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts payable
     Trade                          $            -  $         5,737 $          5,953 $            - $         11,690
     Related parties                         7,046           20,950           15,601        (29,645)          13,952
   Accrued liabilities                         253            3,266           14,711              -           18,230
   Accrued benefits                              -            2,172            7,243              -            9,415
   Accrued taxes                                 -              772            3,423              -            4,195
                                      -------------   --------------  ---------------  -------------  ---------------
                                             7,299           32,897           46,931        (29,645)          57,482
                                      -------------   --------------  ---------------  -------------  ---------------

Long-Term Liabilities and Def. Credits
   Long-term debt                          230,000          256,293          355,509       (230,231)         611,571
   Other                                         -            4,921           99,868              -          104,789
                                      -------------   --------------  ---------------  -------------  ---------------
                                           230,000          261,214          455,377       (230,231)         716,360
                                      -------------   --------------  ---------------  -------------  ---------------

Minority Interest                                -           (1,365)               -         19,132           17,767
                                      -------------   --------------  ---------------  -------------  ---------------

Partners' Capital
  Limited Partner Interests                      -        1,356,643                -     (1,356,643)               -
  General Partner Interests                      -                -        1,065,404     (1,065,404)               -
  Special LP Interests                           -                -            5,289         (5,289)               -
  Common Units                           1,348,591                -                -              -        1,348,591
  Kinder Morgan General Partner             12,072           13,843                -        (13,843)          12,072
                                      -------------   --------------  ---------------  -------------  ---------------
                                         1,360,663        1,370,486        1,070,693     (2,441,179)       1,360,663
                                      -------------   --------------  ---------------  -------------  ---------------
                                      =============   ==============  ===============  =============  ===============
TOTAL LIABILITIES AND CAPITAL       $    1,597,962  $     1,663,232 $      1,573,001 $   (2,681,923)$      2,152,272
                                      =============   ==============  ===============  =============  ===============

                KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998
                                 (In Thousands)

                                          Kinder Morgan     Combined       Combined
                                             Energy        Guarantor     Nonguarantor   Eliminations and
                                          Partners, LP       Subs.          Subs.       Adjustments     Consolidated
                                          -------------   -------------  -------------  -------------   -------------
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities
 Net income                             $      103,606  $      104,619 $       84,851 $     (189,470) $      103,606
 Extraordinary charge on early
   extinguishment of debt                            4          13,607              -              -          13,611
 Depreciation and amortization                       -          12,144         25,177              -          37,321
 Earnings from equity investments             (103,563)       (109,355)          (803)       187,989         (25,732)
 Distributions from equity investments         118,500         100,308              -       (199,138)         19,670
 Changes in components of working capital
  Accounts receivable                         (193,033)        171,386         (9,682)        32,532           1,203
  Inventories                                        -            (794)            60              -            (734)
  Accounts payable                               6,679          12,267         13,783        (32,532)            197
  Accrued liabilities                              253           1,853        (16,221)             -         (14,115)
  Accrued taxes                                      -          (2,105)           839              -          (1,266)
 El Paso Settlement                                  -               -         (8,000)             -          (8,000)
 Other, net                                        322           9,240         (2,823)         1,481           8,220
Net Cash Provided by (Used in)
                                          -------------   -------------  -------------  -------------   -------------
  Operating Activities                         (67,232)        313,170         87,181       (199,138)        133,981
                                          -------------   -------------  -------------  -------------   -------------

Cash Flows From Investing Activities
 Acquisitions of assets                           (225)       (128,418)        21,499              -        (107,144)
 Adds to prop, plant and equip. for
   expansion and maintenance projects                -         (16,001)       (22,406)             -         (38,407)
 Sale of property, plant and equipment               -              44             20              -              64
 Contributions to equity investments                 -        (145,743)          (491)        10,000        (136,234)
Net Cash Provided by (Used in)
                                          -------------   -------------  -------------  -------------   -------------
  Investing Activities                            (225)       (290,118)        (1,378)        10,000        (281,721)
                                          -------------   -------------  -------------  -------------   -------------

Cash Flows From Financing Activities
 Issuance of debt                              452,000         263,038         32,612       (255,038)        492,612
 Payment of debt                              (222,000)       (157,863)       (32,710)         4,776        (407,797)
 Cost of refinancing long-term debt             (3,160)        (13,608)             -              -         (16,768)
 Proceeds from issuance of common units        212,303               -              -              -         212,303
 Contributions from GP interests                     -          12,349         10,000        (10,000)         12,349
 Distributions to partners                                                                                         -
  Limited Partner Interests                          -        (118,500)             -        118,500               -
  General Partner Interests                          -               -        (80,638)        80,638               -
  Special LP Interests                               -               -           (405)           405               -
  Common Units                                 (93,352)              -              -              -         (93,352)
  Kinder Morgan General Partner                (27,450)         (1,209)             -          1,209         (27,450)
  Minority Interest                                  -               -              -         (1,614)         (1,614)
  Other, net                                  (250,841)            159              -        250,262            (420)
Net Cash Provided by (Used in)
                                          -------------   -------------  -------------  -------------   -------------
  Financing Activities                          67,500         (15,634)       (71,141)       189,138         169,863
                                          -------------   -------------  -------------  -------------   -------------

Incr/(Decr) in Cash and Cash Equivs.                43           7,418         14,662              -          22,123
Cash and Cash Equivs., Beg. of Period               50           9,562              -              -           9,612
                                          =============   =============  =============  =============   =============
Cash and Cash Equivs., End of Period    $           93  $       16,980 $       14,662 $            -  $       31,735
                                          =============   =============  =============  =============   =============


                KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Fair Value of Financial Instruments

  The estimated fair value of the long-term debt based upon prevailing interest rates available to the Partnership at December 31, 1998 and 1997 is disclosed below.

  Fair value as used in SFAS No. 107 -- "Disclosures About Fair Value of Financial Instruments" represents the amount at which the instrument could be exchanged in a current transaction between willing parties.

                          December 31, 1998              December 31, 1997
                       -----------------------        ----------------------
                        Carrying    Estimated          Carrying   Estimated
                         Value      Fair Value           Value    Fair Value
                       ---------    ----------        ---------   ----------
                                 (in thousands)
       Long-term debt $  611,571   $  645,873        $ 146,824    $ 158,343

9. Pensions and Other Postretirement Benefits

  In 1998, the Partnership adopted Statement of Financial Accounting
Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which revises and standardizes the reporting requirements for postretirement benefits. However, SFAS No. 132 does not change the measurement and recognition of those benefits.

  In connection with the acquisition of SFPP and Hall-Buck, the Partnership acquired certain liabilities for pension and postretirement benefits. The Partnership has a noncontributory defined benefit pension plan covering the former employees of Hall-Buck. The benefits under this plan were based primarily upon years of service and final average pensionable earnings. The Partnership also provides medical and life insurance benefits to current employees, their covered dependents and beneficiaries of SFPP and Kinder Morgan Bulk Terminals, Inc. The Partnership also provides the same benefits to former salaried employees of SFPP.

  The SFPP postretirement benefit plan is frozen as no additional participants may join the Plan. The Partnership will continue to fund the cost associated with those employees currently in the Plan for medical benefits and life insurance coverage during retirement.

  Net periodic benefit costs for these plans include the following components (in thousands):

                                                                       Other
                                                                  Postretirement
                                            Pension Benefits         Benefits
                                                 1998                  1998
                                            ----------------      --------------

Net periodic benefit cost

Service cost                                $          98         $        636
Interest cost                                          76                  983
Expected return on plan assets                        (70)                   -
Amortization of prior service cost                      -                 (493)
Actuarial loss (gain)                                   -                 (208)
                                            --------------        -------------

Net periodic benefit cost                   $         104         $        918
                                            ==============        =============

Additional amounts recognized for 1998
Curtailment (gain) loss                     $        (425)        $          -

                KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Information concerning benefit obligations, plan assets, funded status and recorded values for these plans follows (in thousands):


                                                                    Other
                                                                Postretirement
                                            Pension Benefits       Benefits
                                                 1998                1998
                                            ---------------      --------------


Change in benefit obligation

Benefit obligation at January 1, 1998       $            -       $           -
Service cost                                            98                 636
Interest cost                                           76                 983
Plan participants' contributions                         -                 117
Actuarial loss                                           -                 529
Acqusitions                                          2,201              13,039
Curtailment (gain)                                    (425)                  -
Benefits paid from plan assets                         (88)               (570)
                                            ---------------      --------------

Benefit obligation at December 31, 1998     $        1,862       $      14,734
                                            ===============      ==============


Change in Plan Assets

Fair value of plan assets at January 1,
 1998                                       $            -       $           -
Actual return on plan assets                           136                   -
Acqusitions                                          1,628                   -
Employer contributions                                 157                 453
Plan participants' contributions                         -                 117
Benefits paid from plan assets                         (88)               (570)
                                            ---------------      --------------

Fair value of plan assets at December 31,
 1998                                       $        1,833       $           -
                                            ===============      ==============


Funded status                               $          (29)      $     (14,734)
Unrecognized net transition obligation                   3                   -
Unrecognized net actuarial (gain)                     (187)             (1,831)
Unrecognized prior service (benefit)                     -              (2,270)
                                            ---------------      --------------

(Accrued) benefit cost                      $         (213)      $     (18,835)
                                            ===============      ==============


Weighted-Average assumptions at December 31, 1998

Discount rate                                         7.0%                7.0%
Expected return on plan assets                        8.5%                   -
Rate of compensation increase                         4.0%                4.0%


  The unrecognized prior service credit will be amortized straight-line over the remaining expected service to retirement (5.6 years). For 1998, the assumed health care cost trend rate for medical costs was 9% and is assumed to decrease gradually to 5% by 2005 and remain constant thereafter.

                KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  A one-percentage change in assumed health care cost trend rates would have the following effects (in thousands):


                                                                      Other
                                                                  Postretirement
                                                                     Benefits
                                                                       1998
                                                                  --------------
Effect on total of service and interest cost components
1-Percentage point increase                                       $         103
1-Percentage point decrease                                       $         (93)

Effect on postretirement benefit obligation
1-Percentage point increase                                       $       1,655
1-Percentage point decrease                                       $      (1,490)


  Multiemployer Plans and Other Benefits. With the acquisition of Hall-Buck, the Partnership participates in multi-employer pension plans for the benefit of its employees who are union members. Partnership contributions to these plans were $0.6 million from the period of acquisition through December 31, 1998. These plans are not administered by the Partnership and contributions are determined in accordance with the provisions of negotiated labor contracts. Other benefits include a self-insured health and welfare insurance plan and an employee health plan where employees may contribute for their dependents' health care costs. Amounts charged to expense for these plans were $0.5 million from the period of acquisition through December 31, 1998.

  The Partnership terminated the Employee Stock ownership Plan (the "ESOP") held by Hall-Buck for the benefit of its employees on August 13, 1998. All participants became fully vested retroactive to July 1, 1998, the effective date of the acquisition. The assets remaining in the plan will be distributed during 1999.

  The Partnership assumed River Consulting, Inc.'s (a consolidating affiliate of Hall-Buck Marine, Inc.), savings plan under Section 401(k) of the Internal Revenue Code. This savings plan allowed eligible employees to contribute up to 10 percent of their compensation on a pre-tax basis, with the Partnership matching 2.5 percent of the first 5 percent of the employees' wage. Matching contributions are vested at the time of eligibility, which is one year after employment. Effective January 1, 1999, this savings plan was merged into the retirement savings plan of the general partner.

10.     Partners' Capital

   At December 31, 1998, Partners' capital consisted of 47,959,690 units held by third parties and 862,000 units held by the general partner. Together, these 48,821,690 units represent the limited partners' interest and an effective 98% interest in the Partnership, excluding the general partner's incentive distribution. At December 31, 1997 and 1996 there were 14,111,200 and 13,020,000 units outstanding, respectively. The general partner interest represents an effective 2% interest in the Partnership, excluding the general partner's incentive distribution. On February 14, 1997, the 1,720,000 deferred participation units held by the general partner were converted to common units and 858,000 of these units were sold to a third party. Since the deferred participation units owned by the general partner are now common units, they are no longer separately disclosed. In addition to the units issued for the acquisition of SFPP and Hall-Buck (see Note 3), the Partnership issued 6,070,578 units in June 1998 related to a primary public offering.

  For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interests. Normal allocations according to percentage interests are done only, however, after giving effect to any priority income allocations in an amount equal to incentive distributions allocated 100% to the general partner.

  Incentive distributions allocated to the general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. For the years ended December 31, 1998 and 1997, the Partnership distributed $2.4725 and $1.8775, respectively, per unit. The distributions for 1998 and 1997 required incentive distributions to the general partner in the amount of $32,737,571 and $3,935,852, respectively. The increased incentive distribution paid for 1998 over 1997 reflects the increase in amount distributed per unit as well as the issuance of additional units in 1998.

                KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  On January 13, 1999, the Partnership declared a cash distribution for the quarterly period ended December 31, 1998, of $0.65 per unit. The distribution was paid on February 12, 1999, to unitholders of record as of January 29, 1999, and required an incentive distribution to the general partner of $10,717,464. Since this distribution was declared after the end of the quarter, no amount is shown in the December 31, 1998 balance sheet as a Distribution Payable.

11.  Concentrations of Credit Risk

  Four customers of the Partnership each accounted for over 10% of consolidated revenues for 1998. In 1997, only one customer accounted for more than 10% of consolidated revenues. See Note 14 for more information on major customers. Additionally, a portion of the Partnership's revenues is derived from transportation services to oil and gas refining and marketing companies in the Midwest. Although this concentration could affect the Partnership's overall exposure to credit risk inasmuch as these customers could be affected by similar economic or other conditions, management believes that the Partnership is exposed to minimal credit risk. The Partnership generally does not require collateral for its receivables.

12.  Related Party Transactions

  Revenues and Expenses

  Revenues for the year ended December 31, 1996 include transportation charges and product sales to an Enron subsidiary, Enron Gas Liquids, Inc., of $7.7 million. Another Enron subsidiary, Enron Gas Processing Company ("EGP"), provided services in connection with a gas processing agreement with Mobil as well as storage and other services to the Partnership and charged $6.6 million for the year ended December 31, 1996. Management believes that these charges were reasonable. As a result of KMI's acquisition of all of the common stock of the general partner, Enron and its affiliates are no longer affiliates of the Partnership.

  The Partnership leases approximately 17 MBbls/d of North System capacity to Heartland Pipeline Company ("Heartland") under a lease agreement, which will expire in 2010. Revenues earned from Heartland for the lease rights were approximately $0.9 million for each of the years ended December 31, 1998, 1997 and 1996.

  General and Administrative Expenses

  Prior to the sale of the general partner, Enron and its affiliates were reimbursed for certain corporate staff and support services rendered to the general partner in managing and operating the Partnership. Such reimbursement was made pursuant to the terms of the Omnibus Agreement executed among Enron, the Partnership and the general partner at the time of formation of the Partnership. For the year ended December 31, 1996, the amounts reimbursed to Enron were $5.8 million.

  After the sale of the general partner, the general partner provides the Partnership with general and administrative services and is entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. The general partner incurred $38.0 million in general and administrative expenses in 1998 and $6.9 million in general and administrative expenses in 1997.

  Partnership Distributions

  Kinder Morgan G.P., Inc. (the "general partner") serves as the sole general partner of the four operating partnerships as well as the sole general partner of the Partnership. Pursuant to the partnership agreements, the general partner interests represent a 1% ownership interest in the Partnership, and a direct 1.0101% ownership interest in the operating partnerships. Together then, the general partner owns an effective 2% interest in the operating partnerships, excluding incentive distributions; the 1.0101% direct general partner ownership interest (accounted for as minority interest in the consolidated financial statements of the Partnership) and the 0.9899% ownership interest indirectly owned via its 1% ownership interest in the Partnership.

                KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  At December 31, 1998, the general partner owned 862,000 units, representing approximately 1.8% of the outstanding units. The partnership agreements governing the operation of the Partnership and the operating partnerships require the partnerships to distribute 100% of the "Available Cash" (as defined in the partnership agreements) to the partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available Cash consists generally of all cash receipts of the partnerships, less all of their cash disbursements, net additions to reserves, and amounts payable to the former Santa Fe General Partner in respect of its 0.5% interest in SFPP, L.P.

  In general, Available Cash for each quarter is distributed, first, 98% to the limited partners and 2% to the general partner until the limited partners have received a total of $0.3025 per unit for such quarter, second, 85% to the limited partners and 15% to the general partner until the limited partners have received a total of $0.3575 per unit for such quarter, third, 75% to the limited partners and 25% to the general partner until the limited partners have received a total of $0.4675 per unit for such quarter, and fourth, thereafter 50% to the limited partners and 50% to the general partner. Incentive distributions are generally defined as all cash distributions paid or payable to the general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner's declared incentive distributions for the years ended December 31, 1998, 1997, and 1996 were $32,737,571, $3,935,852 and
$100,571, respectively.

13.  Leases and Commitments

  The Partnership has entered into certain operating leases. Including probable elections to exercise renewal options, the leases have remaining terms ranging from one to forty-five years. Future commitments related to these leases at December 31, 1998 are as follows (in thousands):

                             1999              $   4,886
                             2000                  3,951
                             2001                  3,781
                             2002                  4,209
                             2003                  4,052
                          Thereafter              31,924
                                                 --------
                       Total minimum payments  $  52,803
                                                 ========

  Total minimum payments have not been reduced for future minimum sublease rentals aggregating approximately $3.2 million. Total lease expenses, including related variable charges, incurred for the years ended December 31, 1998, 1997, and 1996 were $3.7 million, $1.3 million and $1.5 million, respectively.

  The primary shipper on the Cypress Pipeline has the right until 2011 to purchase up to a 50% joint venture interest in the pipeline at a price based on, among other things, the construction cost of the Cypress Pipeline, plus adjustments for expansions. If the customer exercises its rights under the option, management anticipates that no loss will accrue to the Partnership.

  Under a joint tariff agreement, the Partnership's North System is obligated to pay minimum tariff revenues of approximately $2.0 million per contract year to an unaffiliated pipeline company subject to certain adjustments. This agreement expires March 1, 2013, but provides for a five-year extension at the option of the Partnership.

  During 1998, the Partnership established a unit option plan, which provides that key personnel are eligible to receive grants of options to acquire units. The number of units available under the option plan is 250,000. The option plan terminates in March 2008. As of December 31, 1998, 194,500 options were granted to certain personnel with a term of seven years at exercise prices equal to the market price of the units at the grant date ($34.56 weighted average price). In addition, 10,000 options were granted to non-employee directors of the Partnership. The options granted generally vest forty percent in the first year and twenty percent each year thereafter.

  The Partnership applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for unit options granted under the Partnership's option plan. Pro forma information regarding changes in net income and per unit data if the accounting prescribed by Statement

                KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of Financial Accounting Standards No.123 "Accounting for Stock Based Compensation," had been applied is not material. No compensation expense has been recorded since the options were granted at exercise prices equal to the market prices at the date of grant.

  During 1997, the Partnership established an Executive Compensation Plan for certain executive officers of the general partner. The Partnership may, at its option and with the approval of the unitholders, pay the participants in units instead of cash. Eligible awards are equal to a formula based upon the cash distributions paid to the general partner during the four calendar quarters preceding the date of redemption multiplied by eight (the "Calculated Amount"). Calculated amounts are accrued as compensation expense and adjusted quarterly. Under the plan, no eligible employee may receive a grant in excess of 2% and total awards under the Plan may not exceed 10% of the Calculated Amount. The plan terminates January 1, 2007, and any unredeemed awards will be automatically redeemed.

  At December 31, 1998, certain executive officers of the general partner had outstanding awards totaling 2% of the Calculated Amount eligible to be granted under the Plan. On January 4, 1999 (subsequent to year end) 50% of the awards granted to these executive officers were vested and paid out. Each participant continues to have a grant of 1% under the plan.

14.  Reportable Segments

  The Partnership has adopted SFAS No. 131 -- "Disclosures About Segments of an Enterprise and Related Information". The Partnership competes in three reportable business segments: Pacific Operations, Mid-Continent Operations and Bulk Terminals (see Note 1). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see
Note 2). The Partnership evaluates performance based on each segments' earnings, which excludes general and administrative expenses, third-party debt costs, unallocable non-affiliated interest income and expense, and minority interest. The Partnership's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment involves different products and marketing strategies.
  Financial information by segment follows (in thousands):

                                        1998            1997            1996
                                   -------------  ---------------  -------------
Revenues
   Pacific Operations             $     221,430  $             -  $           -
   Mid-Continent Operations              38,271           55,777         63,191
   Bulk Terminals                        62,916           18,155          8,059
                                   =============  ===============  =============
   Total Segments                 $     322,617  $        73,932  $      71,250
                                   =============  ===============  =============

Operating Income
   Pacific Operations             $     145,685  $             -  $           -
   Mid-Continent Operations              13,632           22,389         21,804
   Bulk Terminals                        20,572           10,709          4,401
                                   =============  ===============  =============
   Total Segments                 $     179,889  $        33,098  $      26,205
                                   =============  ===============  =============

Earnings from equity investments
   Pacific Operations             $         803  $             -  $           -
   Mid-Continent Operations              24,892            5,724          5,675
   Bulk Terminals                            37                -              -
                                   =============  ===============  =============
   Total Segments                 $      25,732  $         5,724  $       5,675
                                   =============  ===============  =============

                KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                       1998            1997            1996
                                   -------------  ---------------  -------------
Other, net
   Pacific Operations             $      (6,418) $             -  $           -
   Mid-Continent Operations                 (80)            (707)         2,605
   Bulk Terminals                          (765)              (1)            21
                                   =============  ===============  =============
   Total Segments                 $      (7,263) $          (708) $       2,626
                                   =============  ===============  =============

Income tax benefit (expense)
   Pacific Operations             $           -  $             -  $           -
   Mid-Continent Operations                (972)             740         (1,343)
   Bulk Terminals                          (600)               -              -
                                   =============  ===============  =============
   Total Segments                 $      (1,572) $           740  $      (1,343)
                                   =============  ===============  =============

Segment earnings
   Pacific Operations             $     140,070  $             -  $           -
   Mid-Continent Operations              37,156           27,482         28,741
   Bulk Terminals                        19,244           10,708          4,422
                                   =============  ===============  =============
   Total Segments (1)             $     196,470  $        38,190  $      33,163
                                   =============  ===============  =============

Assets at December 31
   Pacific Operations             $   1,549,523  $             -  $           -
   Mid-Continent Operations             381,881          254,084        255,679
   Bulk Terminals                       186,298           54,710         33,625
                                   =============  ===============  =============
   Total Segments (2)             $   2,117,702  $       308,794  $     289,304
                                   =============  ===============  =============

Depreciation and amortization
   Pacific Operations             $      25,177  $             -  $           -
   Mid-Continent Operations               8,274            9,009          8,542
   Bulk Terminals                         3,870            1,058          1,366
                                   =============  ===============  =============
   Total Segments                 $      37,321  $        10,067  $       9,908
                                   =============  ===============  =============

Capital expenditures
   Pacific Operations             $      23,925  $             -  $           -
   Mid-Continent Operations               4,531            4,310          7,969
   Bulk Terminals                         9,951            2,574            606
                                   =============  ===============  =============
   Total Segments                 $      38,407  $         6,884  $       8,575
                                   =============  ===============  =============


(1)  The following reconciles segment earnings to net income.
                                        1998            1997            1996
                                   -------------  ---------------  -------------
Segment earnings                  $     196,470  $        38,190  $      33,163
Interest and corporate
   administrative expenses (a)          (92,864)         (20,453)       (21,263)
                                   =============  ===============  =============
Net Income                        $     103,606  $        17,737  $      11,900
                                   =============  ===============  =============
(a) Includes interest and debt expense, general and administrative expenses, minority interest expense and other insignificant items.


(2)  The following reconciles segment assets to consolidated assets.
                                        1998            1997            1996
                                    ------------  ---------------  -------------
Segment assets                    $   2,117,702  $       308,794  $     289,304
Corporate assets (a)                     34,570            4,112         14,299
                                    ============  ===============  =============
Total assets                      $   2,152,272  $       312,906  $     303,603
                                    ============  ===============  =============
(a)  Includes cash, cash equivalents and certain unallocable deferred charges.

                KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Although the Partnership's 1998 revenues were derived from a wide customer base, revenues from one customer of the Partnership's Pacific Operations and Bulk Terminals segments represented approximately $42.5 million (13.2%) of the Partnership's consolidated revenues. Three other customers of the Pacific Operations accounted for more than 10% of total revenues. These customers had revenues of approximately $39.7 million (12.3%), $35.29 million (11.0%) and $35.28 million (10.9%), respectively, of total revenues. For the year ended December 31, 1997, revenues from one customer of the Mid-Continent Operations segment represented approximately $8.8 million (11.9%) of total revenues. For the year ended December 31, 1996, revenues from two customers of the Mid-Continent Operations segment represented approximately $8.9 million (12.4%) and $7.4 million (10.4%), respectively, of total revenues.

15.  Litigation and Other Contingencies

  The tariffs charged for interstate common carrier pipeline transportation for the Partnership's pipelines are subject to rate regulation by the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act ("ICA"). The ICA requires, among other things, that petroleum products (including NGLs) pipeline rates be just and reasonable and non-discriminatory. Pursuant to FERC Order No. 561, effective January 1, 1995, petroleum pipelines are able to change their rates within prescribed ceiling levels that are tied to an inflation index. FERC Order No. 561-A, affirming and clarifying Order No. 561, expands the circumstances under which petroleum pipelines may employ cost-of-service ratemaking in lieu of the indexing methodology, effective January 1, 1995. For each of the years ended December 31, 1998, 1997, and 1996, the application of the indexing methodology did not significantly affect the Partnership's rates. Tariffs charged by SFPP are subject to certain proceedings involving shippers' protests regarding the interstate rates, as well as practices and the jurisdictional nature of certain facilities and services on the Pacific Operations' pipeline systems.

  FERC Proceedings

  In September 1992, El Paso Refinery, L.P. ("El Paso") filed a protest/complaint with the FERC challenging SFPP's East Line rates from El Paso, Texas to Tucson and Phoenix, Arizona, challenging SFPP's proration policy and seeking to block the reversal of the direction of flow of SFPP's six inch pipeline between Phoenix and Tucson. At various dates following El Paso's September 1992 filing, other shippers on SFPP's South System, including Chevron U.S.A. Products Company ("Chevron"), Navajo, ARCO Products Company ("ARCO"), Texaco Refining and Marketing Inc. ("Texaco"), Refinery Holding Company, L.P. (a partnership formed by El Paso's long-term secured creditors that purchased El Paso's refinery in May 1993), Mobil Oil Corporation and Tosco Corporation, filed separate complaints, and/or motions to intervene in the FERC proceeding, challenging SFPP's rates on its East and West Lines. Certain of these parties also claimed that a gathering enhancement charge at SFPP's Watson origin pump station in Carson, California was charged in violation of the Interstate Commerce Act. In subsequent procedural rulings, the FERC consolidated these challenges (Docket Nos. OR92-8-000, et al.) and ruled that they must proceed as a complaint proceeding, with the burden of proof being placed on the complaining parties. Such parties must show that SFPP's rates and practices at issue violate the requirements of the Interstate Commerce Act.

  Hearings in the FERC proceeding commenced on April 9, 1996 and concluded on July 19, 1996. The parties completed the filing of their post-hearing briefs on December 9, 1996. An initial decision by the FERC Administrative Law Judge was issued on September 25, 1997 (the "Initial Decision").

  The Initial Decision upheld SFPP's position that "changed circumstances" were not shown to exist on the West Line, thereby retaining the just and reasonable status of all West Line rates that were "grandfathered" under the Energy Policy Act of 1992 ("EPACT"). Accordingly, such rates are not subject to challenge, either for the past or prospectively, in that proceeding. The Administrative Law Judge's decision specifically excepted from that ruling SFPP's Tariff No. 18 for movement of jet fuel from Los Angeles to Tucson, which was initiated subsequent to the enactment of EPACT.

  The Initial Decision also included rulings that were generally adverse to SFPP on such cost of service issues as the capital structure to be used in computing SFPP's 1985 starting rate base under FERC Opinion 154-B, the level of income tax allowance, and the recoverability of civil and regulatory litigation expense and certain pipeline reconditioning costs. The Administrative Law Judge also ruled that a gathering enhancement service at SFPP's Watson origin pump station in Carson, California was subject to FERC jurisdiction and ordered that a tariff for that

                KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


service and supporting cost of service documentation be filed no later than 60 days after a final FERC order on this matter.

  As of December 31, 1998, the matters at issue were pending before the FERC commissioners for a final decision. On January 13, 1999, the FERC issued its Opinion No. 435, which affirmed in part and modified in part the Initial Decision. In Opinion No. 435, the FERC ruled that all but one of the West Line rates are "grandfathered" as just and reasonable and that "changed circumstances" had not been shown to satisfy the complainants' threshold burden necessary to challenge those rates. The FERC further held that the one "non-grandfathered" West Line tariff did not require rate reduction. Accordingly, all complaints against the West Line rates were dismissed without any requirement that SFPP reduce, or pay any reparations for, any West Line rate.

  With respect to the East Line rates, Opinion No. 435 reversed in part and affirmed in part the Initial Decision's ruling regarding the methodology of calculating the rate base for the East Line. Among other things, Opinion No. 435 modified the Initial Decision concerning the date in reference to which the starting rate base would be calculated and the income tax allowance and allowable cost of equity used to calculate the rate base. In addition, Opinion No. 435 ruled that no reparations would be owed to any complainant for any period prior to the date on which that complainant's complaint was filed, thus reducing the potential reparations period for most complainants by two years. On January 19, 1999, ARCO Products Company filed a petition with the United States Court of Appeals for the District of Columbia circuit for review of Opinion No.
435. SFPP has not yet determined if it will seek rehearing or appellate review of Opinion No. 435. The Partnership believes Opinion No. 435 substantially reduces the negative impact of the Initial Decision.

  In December 1995, Texaco filed an additional FERC complaint, which involves the question of whether a tariff filing was required for movements on certain of SFPP's lines upstream of its Watson, California station origin point (the "Sepulveda Lines") and, if so, whether those rates may be set in that proceeding and what those rates should be. Texaco's initial complaint was followed by several other West Line shippers filing similar complaints and/or motions to intervene, all of which have been consolidated into Docket Nos. OR96-2-000 et al. Hearings before an Administrative Law Judge were held in December 1996 and the parties completed the filing of final post-hearing briefs on January 31, 1997.

  On March 28, 1997, the Administrative Law Judge issued an initial decision holding that the movements on SFPP's Sepulveda Lines are not subject to FERC jurisdiction. On August 5, 1997, the FERC reversed that decision and found the Sepulveda Lines to be subject to the jurisdiction of the FERC. SFPP was ordered to make a tariff filing within 60 days to establish an initial rate for these facilities. The FERC reserved decision on reparations until it ruled on the newly-filed rates. On October 6, 1997, SFPP filed a tariff establishing the initial interstate rate for movements on the Sepulveda Lines from Sepulveda Junction to Watson Station at the preexisting rate of five cents per barrel, along with supporting cost of service documentation. Subsequently, several shippers filed protests and motions to intervene at the FERC challenging that rate. On October 27, 1997, SFPP made a responsive filing at the FERC, requesting that these protests be held in abeyance until the FERC ruled on SFPP's request for rehearing of the August 5, 1997 order, and also indicating that SFPP intended to defend the new tariff both on the basis of its cost of service and as a market-based rate. On November 5, 1997, the FERC issued an order accepting the new rate effective November 6, 1997, subject to refund, and referred the proceeding to a settlement judge. On December 10, 1997, following a settlement conference held at the direction of the FERC, the settlement judge recommended that the settlement procedures be terminated. On December 24, 1997, FERC denied SFPP's request for rehearing of the August 5, 1997 decision. On December 31, 1997, SFPP filed an application for market power determination, which, if granted, will enable it to charge market-based rates for this service. SFPP's application has been set for hearing before a FERC Administrative Law Judge.

  On October 22, 1997, ARCO Products Company, Mobil Oil Corporation and Texaco Refining and Marketing, Inc. filed another complaint at the FERC (Docket No. OR98-1-000) challenging the justness and reasonableness of all of SFPP's interstate rates. The complaint again challenges SFPP's East and West Line rates and raises many of the same issues, including a renewed challenge to the grandfathered status of West Line rates, that have been at issue in Docket Nos. OR92-8-000, et al. The complaint includes an assertion that the acquisition of SFPP and the cost savings anticipated to result from the acquisition constitute "changed circumstances" that provide a basis for terminating the "grandfathered" status of SFPP's otherwise protected rates. The complaint also seeks to establish that SFPP's grandfathered interstate rates from the San Francisco Bay area to Reno, Nevada and from Portland to Eugene, Oregon are also subject to "changed circumstances" and, therefore, can be challenged as unjust and

                KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


unreasonable. On November 26, 1997, Ultramar Diamond Shamrock Corporation filed a similar complaint at the FERC (Docket No. OR98-2-000). Both reparations and prospective rate deductions are sought for movements on all of the lines.

  SFPP filed answers to both complaints with the FERC on November 21, 1997 and December 22, 1997, respectively, and intends to vigorously defend all of the challenged rates. On January 20, 1998, the FERC issued an order accepting the complaints and consolidating both complaints into one proceeding, but holding them in abeyance pending a Commission decision on review of the Initial Decision in Docket Nos. OR92-8-000 et al. In a companion order to Opinion No. 435, the FERC directed the complainants to amend their complaints, as may be appropriate, consistent with the terms and conditions of its orders, including Opinion No. 435.

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

  If "changed circumstances" are found, SFPP rates previously "grandfathered" under EPACT may lose their "grandfathered" status and, if such rates are found to be unjust and unreasonable, shippers may be entitled to a prospective rate reduction together with reparations for periods from the date of the complaint to the date of the implementation of the new rates.

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

  California Public Utilities Commission Proceeding

  A complaint was filed with the California Public Utilities Commission on April 7, 1997 by ARCO Products Company, Mobil Oil Corporation and Texaco Refining and Marketing Inc. against SFPP, L.P. The complaint challenges rates charged by SFPP for intrastate transportation of refined petroleum products through its pipeline system in the State of California and requests prospective rate adjustments. On October 1, 1997, the complainants filed testimony seeking prospective rate reductions aggregating approximately $15 million per year. On November 26, 1997, SFPP filed responsive testimony defending the justness and reasonableness of its rates. The rebuttal testimony was filed on December 12, 1997 and hearings before the Administrative Law Judge were completed on January 15, 1998. Briefing and oral arguments were made in March 1998, and on June 18, 1998, a California Public Utilities Commission ("CPUC") Administrative Law Judge issued a ruling in the Partnership's favor and dismissed the complaints. On August 6, 1998, the CPUC affirmed the Judge's decision. The shippers have appealed the CPUC's decision to the California Supreme Court. The Partnership believes it has adequate reserves recorded for any adverse decision related to this matter.

  SPTC Easements

  SFPP and Southern Pacific Transportation Company ("SPTC") are engaged in a judicial reference proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by SPTC should be adjusted pursuant to existing contractual arrangements (Southern Pacific Transportation Company vs. Santa Fe Pacific Corporation, SFP Properties, Inc., Santa Fe Pacific Pipelines, Inc., SFPP, L.P., et al., Superior Court of the State of California for the County of San Francisco, filed August 31, 1994). This matter was tried in the latter part of 1996 and the court issued its Statement of Tentative Decision in January 1997. The Statement of Tentative Decision indicated that the court intended to establish a new base annual rental for the subject rights-of-way at a level, subject to inflation adjustments, that is adequately provided for by the amounts accrued by SFPP through December 31, 1998.

  On May 7, 1997, the judge issued a Statement of Decision and Judgment that reaffirmed the conclusions set forth in his January 1997 Statement of Tentative Decision. This Statement of Decision and Judgment was filed on June

                KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


30, 1997 with the Superior Court for the County of San Francisco, under which court's jurisdiction it is subject to appeal by SPTC. On May 30, 1997, SPTC filed a motion for a new trial and the motion was denied on June 26, 1997. SPTC and SFPP filed motions of appeal in July and August 1997, respectively. The case is currently pending before the Court of Appeals for the First Appellate District of the State of California. The Partnership believes it has adequate reserves recorded for any adverse decision related to this matter.

  Environmental Matters

  The Partnership is subject to environmental cleanup and enforcement actions from time to time. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund" law) generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current or predecessor owners and operators of a site. The operations of the Partnership are also subject to Federal, state and local laws and regulations relating to protection of the environment. Although the Partnership believes its operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance significant costs and liabilities will not be incurred by the Partnership. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Partnership, could result in substantial costs and liabilities to the Partnership.

  Since August 1991, SFPP, along with several other respondents, has been involved in one cleanup ordered by the United States Environmental Protection Agency ("EPA") related to ground water contamination in the vicinity of SFPP's storage facilities and truck loading terminal at Sparks, Nevada. The EPA approved the respondents' remediation plan in September 1992 and the remediation system began operation in 1995. In addition, SFPP is presently involved in 18 ground water hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board and two other state agencies. The Partnership has recorded a reserve for environmental claims in the amount of $26.1 million at December 31, 1998.

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

                KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  Quarterly Financial Data (unaudited)

                          Operating     Operating                  Net Income
                           Revenues       Income    Net Income      per Unit
                                  (In thousands, except per unit amounts)
     ---------------------------------------------------------------------------

1998
  First Quarter (1)        $36,741      $15,091       $353          $(0.12)
  Second Quarter            82,044       39,371     30,313            0.50
  Third Quarter            101,900       41,623     35,116            0.52
  Fourth Quarter           101,932       43,820     37,824            0.55


1997
  First Quarter            $19,132       $5,927     $3,428           $0.26
  Second Quarter            16,036        4,800      2,866            0.15
  Third Quarter             17,385        5,315      3,754            0.20
  Fourth Quarter            21,379        8,189      7,689            0.41


(1) Note: 1998 First Quarter includes an extraordinary charge of $13,611 due to an early extinguishment of debt. Net Income before extraordinary charge was $13,964 and Net Income per Unit before extraordinary charge was $0.52.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 15th day of March 1999.

                       KINDER MORGAN ENERGY PARTNERS, L.P.
                       (A Delaware Limited Partnership)
                       By: KINDER MORGAN G.P., INC.
                       as General Partner


                       By: /s/ William V. Morgan
                          ____________________________________________
                          William V. Morgan,
                          Vice Chairman and President

                       KINDER MORGAN OPERATING L.P. "A"
                       (A Delaware Limited Partnership)
                       By: KINDER MORGAN G.P., INC.
                       as General Partner


                       By: /s/ William V. Morgan
                          _____________________________________________
                          William V. Morgan,
                          Vice Chairman and President

                       KINDER MORGAN OPERATING L.P. "B"
                       (A Delaware Limited Partnership)
                       By: KINDER MORGAN G.P., INC.
                       as General Partner

                       By: /s/ William V. Morgan
                          _____________________________________________
                          William V. Morgan,
                          Vice Chairman and President

                       KINDER MORGAN OPERATING L.P. "C"
                       (A Delaware Limited Partnership)
                       By: KINDER MORGAN G.P., INC.
                       as General Partner

                       By: /s/ William V. Morgan
                          _____________________________________________
                          William V. Morgan,
                          Vice Chairman and President

                       KINDER MORGAN OPERATING L.P. "D"
                       (A Delaware Limited Partnership)
                       By: KINDER MORGAN G.P., INC.
                       as General Partner

                       By: /s/ William V. Morgan
                          _____________________________________________
                          William V. Morgan,
                          Vice Chairman and President

                       KINDER MORGAN NATURAL GAS LIQUIDS CORPORATION (A Delaware Corporation)

                       By: /s/ William V. Morgan
                          _____________________________________________
                          William V. Morgan,
                          President

                       KINDER MORGAN CO2, LLC
                       (A Delaware Limited Liability Company)
                       By: KINDER MORGAN OPERATING L.P. "A"
                       As sole Member
                       By: KINDER MORGAN G.P., INC.
                       as General Partner

                       By: /s/ William V. Morgan
                          ______________________________________________
                          William V. Morgan,
                          Vice Chairman and President

                       KINDER MORGAN BULK TERMINALS, INC.
                       (A Louisiana Corporation)

                       By: /s/ William V. Morgan
                          ______________________________________________
                          William V. Morgan,
                          Vice Chairman


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                     KINDER MORGAN G.P., INC.
   (General Partner to Kinder Morgan Operating L.P. "A," General Partner to Kinder Morgan Operating L.P. "B," General Partner to
    Kinder Morgan Operating L.P. "C," General Partner to Kinder Morgan Operating L.P. "D," and Kinder Morgan Operating L.P. "A"as
            the sole Member of Kinder Morgan CO2, LLC.)

    Name                        Title                                 Date
    ----                        -----                                 ----

/s/ Richard D. Kinder
_________________       Chairman of the Board and Chief           March 15, 1999
Richard D. Kinder       Executive Officer of Kinder Morgan G.P.,
                        Inc.

/s/ William V. Morgan
_________________       Director, Vice Chairman and President     March 15, 1999
William V. Morgan       of Kinder Morgan G.P., Inc.

/s/ Alan L. Atterbury
_________________       Director of Kinder Morgan G.P., Inc.      March 15, 1999
Alan L. Atterbury

/s/ Edward O. Gaylord
_________________       Director of Kinder Morgan G.P., Inc.      March 15, 1999
Edward O. Gaylord


/s/ David G. Dehaemers, Jr.

_________________       Vice President, Chief Financial Officer   March 15, 1999
David G. Dehaemers, Jr. of Kinder Morgan G.P., Inc. (principal financial officer and principal
                        accounting officer)

                  KINDER MORGAN NATURAL GAS LIQUIDS CORPORATION

    Name                        Title                                 Date
    ----                        -----                                 ----

/s/ Richard D. Kinder
_________________       Director and Chief Executive Officer of   March 15, 1999
Richard D. Kinder       Kinder Morgan Natural Gas Liquids
                        Corporation

/s/ William V. Morgan
_________________       Director and President of                 March 15, 1999
William V. Morgan       Kinder Morgan Natural Gas Liquids
                        Corporation

/s/ David G. Dehaemers, Jr.

_________________       Chief Financial Officer of Kinder         March 15, 1999
David G. Dehaemers, Jr. Morgan Natural Gas Liquids Corporation
                        (principal financial officer and
                        principal accounting officer)


                       KINDER MORGAN BULK TERMINALS, INC.

    Name                        Title                                 Date
    ----                        -----                                 ----

/s/ Richard D. Kinder
__________________      Director and Chairman of                  March 15, 1999
Richard D. Kinder       Kinder Morgan Bulk Terminals, Inc.

/s/ William V. Morgan
__________________      Director and Vice Chairman of             March 15, 1999
William V. Morgan       Kinder Morgan Bulk Terminals, Inc.

/s/ Thomas B. Stanley
__________________      President of Kinder Morgan Bulk           March 15, 1999
Thomas B. Stanley       Terminals, Inc. (chief executive
                        officer)

/s/ David G. Dehaemers, Jr.

__________________      Treasurer of Kinder Morgan Bulk
David G. Dehaemers, Jr. Terminals, Inc. (principal financial      March 15, 1999
                        officer and principal accounting
                        officer)