Form 10-Q
period 1999-03-31
KINDER MORGAN ENERGY PARTNERS L P; KINDER MORGAN OPERATING L P A; KINDER MORGAN OPERATING L P B; KINDER MORGAN OPERATING L P C; KINDER MORGAN OPERATING L P D; KINDER MORGAN NATURAL GAS LIQUIDS CORP; KINDER MORGAN CO2 LLC; KINDER MORGAN BULK TERMINALS INC
filed 1999-05-07
CIK 888228, 1073984, 1073985, 1073986, 1073987, 1073988, 1073989, 1073991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999


                       KINDER MORGAN ENERGY PARTNERS, L.P.
                        KINDER MORGAN OPERATING L.P. "A"
                        KINDER MORGAN OPERATING L.P. "B"
                        KINDER MORGAN OPERATING L.P. "C"
                        KINDER MORGAN OPERATING L.P. "D"
                 KINDER MORGAN NATURAL GAS LIQUIDS CORPORATION
                             KINDER MORGAN CO2, LLC
                       KINDER MORGAN BULK TERMINALS, INC.
           (Exact name of registrants as specified in their charters)


          Delaware                        1-11234                 76-0380342
          Delaware                      333-66931-01              76-0380015
          Delaware                      333-66931-02              76-0414819
          Delaware                      333-66931-03              76-0547319
          Delaware                      333-66931-04              76-0561780
          Delaware                      333-66931-05              76-0256928
          Delaware                      333-66931-06              76-0563308
          Louisiana                     333-66931-07              72-1073113
(State or Other Jurisdiction          (Commission File        (I.R.S. Employer
of Incorporation or Organization)          Number)           Identification No.)


                1301 McKinney St.
                   Suite 3450
                 Houston, Texas                       77010
          ----------------------------            -------------
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


        The Registrant had 48,815,690 units outstanding at May 6, 1999.

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                        Page No.

        PART I. FINANCIAL INFORMATION


           ITEM 1. - Financial Statements (Unaudited)

                   Consolidated Statements of Income - Three Months
                   Ended March 31, 1999 and 1998                           3

                   Consolidated Balance Sheet - March 31, 1999 and
                   December 31, 1998                                       4

                   Consolidated Statements of Cash Flows - Three Months
                   Ended March 31, 1999 and 1998                           5

                   Notes to Consolidated Financial Statements              6


           ITEM 2. - Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       16


           ITEM 3. - Quantitative and Qualitative Disclosures about
                      Market Risk                                         22





        PART II. OTHER INFORMATION


           ITEM 1. - Legal Proceedings                                    23


           ITEM 5. - Other Information                                    23


           ITEM 6. - Exhibits and Reports on Form 8-K                     23

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. Financial Statements (Unaudited)

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Unit Amounts)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1999          1998
                                                    -----------    -----------

Revenues                                            $  100,049     $   36,741

Costs and Expenses
  Cost of products sold                                    569            853
  Operations and maintenance                            21,166          6,360
  Fuel and power                                         7,184          3,145
  Depreciation and amortization                         12,054          4,719
  General and administrative                             7,818          5,094
  Taxes, other than income taxes                         4,271          1,479
                                                    -----------    -----------
                                                        53,062         21,650
                                                    -----------    -----------

Operating Income                                        46,987         15,091

Other Income (Expense)
  Earnings from equity investments                       7,955          5,282
  Interest, net                                        (11,799)        (5,668)
  Other, net                                               (11)          (679)
Minority Interest                                         (621)           (62)
                                                    -----------    -----------

Income Before Income Taxes and Extraordinary charge     42,511         13,964

Income Tax Benefit (Expense)                            (1,442)           -
                                                    -----------    -----------

Income Before Extraordinary charge                      41,069         13,964

Extraordinary charge on early extinguishment of debt       -          (13,611)
                                                    -----------    -----------

Net Income                                          $   41,069     $      353
                                                    ===========    ===========


Calculation of Limited Partners' Interest in Net
  Income:
Income Before Extraordinary charge                  $   41,069     $   13,964
Less: General Partner's interest in Net Income         (13,363)        (2,865)
                                                    -----------    -----------
Limited Partners' Net Income before extraordinary
  charge                                                27,706         11,099
Less:  Extraordinary charge on early extinguishment
  of debt                                                  -          (13,611)
                                                    -----------    -----------
Limited Partners' Net Income                        $   27,706     $   (2,512)
                                                    ===========    ===========

Net Income per Unit before extraordinary charge     $     0.57     $     0.52
                                                    ===========    ===========

Extraordinary charge per Unit                       $      -            (0.64)
                                                    ===========    ===========

Net Income per Unit                                 $     0.57     $    (0.12)
                                                    ===========    ===========

Number of Units used in Computation                     48,817         21,505
                                                    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

               KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (In Thousands)
                                   (Unaudited)

                                                     March 31,      December 31,
                                                        1999            1998
                                                    -----------    -------------
         ASSETS
         Current Assets
            Cash and cash equivalents               $   33,276     $   31,735
            Accounts and notes receivable               47,480         44,125
            Inventories
              Products                                   4,192          2,901
              Materials and supplies                     2,561          2,640
                                                    -----------    -----------
                                                        87,509         81,401
                                                    -----------    -----------

         Property, Plant and Equipment, at cost      1,854,703      1,836,719
            Less accumulated depreciation               83,890         73,333
                                                    -----------    -----------
                                                     1,770,813      1,763,386
                                                    -----------    -----------

         Equity Investments                            237,536        238,608
                                                    -----------    -----------

         Intangibles                                    58,173         58,536
         Deferred charges and other assets              15,815         10,341
                                                    -----------    -----------
         TOTAL ASSETS                               $2,169,846     $2,152,272
                                                    ===========    ===========


         LIABILITIES AND PARTNERS' CAPITAL
         Current Liabilities
            Accounts payable                        $   18,449     $   25,642
            Accrued liabilities                         31,679         18,230
            Accrued benefits                             7,801          9,415
            Accrued taxes                                4,610          4,195
                                                    -----------    -----------
                                                        62,539         57,482
                                                    -----------    -----------

         Long-Term Liabilities and Deferred Credits
            Long-term debt                             631,205        611,571
            Other                                       99,671        104,789
                                                    -----------   ------------
                                                       730,876        716,360
                                                    -----------   ------------

         Commitments and Contingencies

         Minority Interest                              17,895         17,767
                                                    -----------   ------------
         Partners' Capital
            Common Units                             1,344,140      1,348,591
            General Partner                             14,396         12,072
                                                    -----------   ------------
                                                     1,358,536      1,360,663
                                                    -----------   ------------
         TOTAL LIABILITIES AND PARTNERS' CAPITAL    $2,169,846    $ 2,152,272
                                                    ===========   ============

         The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1999             1998
                                                    -------------   ------------
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities
    Net income                                      $     41,069    $       353
    Extraordinary charge on early extinguishment
     of debt                                                 -           13,611
    Depreciation and amortization                         12,054          4,719
    Earnings from equity investments                      (7,955)        (5,282)
    Distributions from equity investments                  7,816          1,298
    Changes in components of working capital                 487          5,600
    Other, net                                            (7,106)         1,164
                                                    -------------   ------------
Net Cash Provided by Operating Activities                 46,365         21,463
                                                    -------------   ------------

Cash Flows From Investing Activities
    Acquisitions of assets                                   -          (61,784)
    Additions to property, plant and equipment for
        expansion and maintenance projects               (18,347)        (4,359)
    Sale of property, plant and equipment                    -               19
    Contributions to equity investments                     (552)       (25,213)
                                                    -------------   ------------
Net Cash Used in Investing Activities                    (18,899)       (91,337)
                                                    -------------   ------------

Cash Flows From Financing Activities
    Issuance of debt                                     249,683        265,020
    Payment of debt                                     (230,063)      (130,800)
    Long-term debt - refinancing / issue costs            (1,916)       (16,257)
    Contributions from General Partner's
        Minority Interest                                    -            9,624
    Distributions to partners
      Common Units                                       (31,171)        (7,937)
      General Partner                                    (11,598)        (1,981)
      Minority Interest                                     (493)          (101)
    Other, net                                              (367)           -
                                                    -------------   ------------
Net Cash Provided by (Used in) Financing Activities      (25,925)       117,568
                                                    -------------   ------------

Increase in Cash and Cash Equivalents                      1,541         47,694
Cash and Cash Equivalents, Beginning of Period            31,735          9,612
                                                    -------------   ------------
Cash and Cash Equivalents, End of Period            $     33,276    $    57,306
                                                    =============   ============

Noncash Investing and Financing Activities
 Contribution of net assets to partnership
     investments                                    $        -      $    56,563
 Assets acquired by the issuance of Common Units    $        -      $   943,202
 Assets acquired by the assumption of liabilities   $        -      $   512,706

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General

      The unaudited consolidated financial statements included herein have been prepared by Kinder Morgan Energy Partners, L.P. (the "Partnership") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The
Partnership believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 ("Form 10-K").

      The Limited Partners' Net Income per Unit was computed by dividing the Limited Partners' interest in Net Income (before and after the extraordinary charge on early extinguishment of debt in 1998) by the weighted average number of units outstanding during the period.

2. Acquisitions and Joint Ventures

      During 1998, the Partnership completed certain significant acquisitions consisting of SFPP, L.P. ("SFPP"), an operating partnership acquired on March 6, 1998, valued at more than $1.4 billion inclusive of liabilities assumed, Hall-Buck Marine, Inc. ("Hall-Buck"), acquired on July 1, 1998, valued at $100 million including common units and debt assumed, and an equity interest in Shell CO2 Company, Ltd. ("Shell CO2 Company"), acquired on March 5, 1998, valued at $85 million, including contributions of a pipeline and cash.

      Pro Forma Information

      The following summarized unaudited Pro Forma Consolidated Income Statement information for the three months ended March 31, 1998, assumes the above acquisitions had occurred as of January 1, 1998. The unaudited Pro Forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if the Partnership had completed the above acquisitions on the dates indicted or which will be attained in the future.

      Net Income for the Pro Forma period does not include the annualized effects of all the cost saving measures the Partnership has achieved since its acquisition of SFPP. The Pro Forma information does not include the effects of the Partnership's acquisitions of an equity interest in Plantation Pipe Line Company on September 15, 1998, or the acquisitions of the Pier IX and Shipyard River Terminals on December 18, 1998. Amounts presented below are in thousands, except for per unit amounts:

                                                              Pro Forma
                                                          Three Months Ended
                                                              March 31,
Income Statement                                                1998
                                                                -----
  Revenues                                                    $92,431
  Operating Income                                            $31,558
  Net Income before extraordinary charge                      $23,884
  Net Income                                                  $10,273
  Net Income per unit before extraordinary charge               $0.42
  Net Income per unit                                           $0.10

3.  Litigation

      FERC Proceedings

      On January 13, 1999, the Federal Energy Regulatory Commission issued its Opinion No. 435 in Docket Nos. OR92-8-000, et. al. This docket deals with a complaint filed by certain shippers: (1) challenging the Pacific Operations' West Line rates from the Los Angeles area to Phoenix and Tucson, Arizona and East Line rates from El Paso, Texas to Tucson and Phoenix and (2) challenging the Pacific Operations' proration policy. Opinion 435 affirmed in part and modified in part the initial decision by the FERC Administrative Law Judge that was issued on September 25, 1997. In Opinion No. 435, the FERC ruled that all but one of the West Line rates are "grandfathered" as just and reasonable and that "changed circumstances" had not been shown to satisfy the complainants' threshold burden necessary to challenge those rates. The FERC further held that the one "non-grandfathered" West Line tariff did not require rate reduction. Accordingly, all complaints against the West Line rates were dismissed without any requirement that SFPP reduce, or pay any reparations for, any West Line rate.

      With respect to the East Line rates, Opinion No. 435 reversed in part and affirmed in part the administrative law judge's initial decision regarding the methodology of calculating the rate base for the East Line. Among other things, Opinion No. 435 modified the initial decision concerning the date in reference to which the starting rate base would be calculated and the income tax allowance and allowable cost of equity used to calculate the rate base. In addition, Opinion No. 435 ruled that no reparations would be owed to any complainant for any period prior to the date on which that complainant's complaint was filed, thus reducing the potential reparations period for most complainants by two years. Complainants have filed petitions with the United States Court of Appeals for the District of Columbia circuit for review of Opinion No. 435. SFPP has filed for both rehearing and appellate review of Opinion No. 435. The Partnership believes Opinion No. 435 substantially reduces the negative impact of the initial decision.

      In a companion order to Opinion No. 435, the FERC directed the complainants in Docket Nos. OR98-1-000 and OR98-2-000 to amend their complaints, as may be appropriate, so as to make them consistent with the terms and conditions of its orders, including Opinion No. 435. These complaints challenge the justness and reasonableness of all of SFPP's interstate rates and include an assertion that the acquisition of SFPP and the cost savings anticipated to result from the acquisition constitute "changed circumstances" that provide a basis for terminating the "grandfathered" status of SFPP's otherwise protected rates.

      California Public Utilities Commission Proceeding

      ARCO Products Company, Mobil Oil Corporation and Texaco Refining and Marketing Inc. have filed a complaint with the California Public Utilities Commission ("CPUC") against SFPP challenging the rates charged by SFPP for intrastate transportation of refined petroleum products in California and requesting prospective rate adjustments. In June 1998, the CPUC affirmed a ruling dismissing the complaint, which decision has been appealed to the California Supreme Court. The Partnership believes it has adequate reserves recorded for any adverse decision related to this matter.

      SPTC Easements

      SFPP and Southern Pacific Transportation Company ("SPTC") are engaged in a judicial reference proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by SPTC should be adjusted pursuant to existing contractual arrangements. The judge in the case has issued a Statement of Tentative Decision indicating that he intends to establish a new base annual rental for the subject rights-of-way at a level, subject to inflation adjustments, that is adequately provided for by the amounts accrued by SFPP through March 31, 1999. The case is currently pending before the Court of Appeals for the First Appellate District of the State of California.

      Environmental Matters

      The Partnership is currently involved in the following governmental proceedings related to compliance with environmental regulations:

o SFPP, along with several other respondents, is involved in one cleanup ordered by the United States Environmental Protection Agency related to ground water contamination in the vicinity of SFPP's storage facilities and truck loading terminal at Sparks, Nevada.

o SFPP is currently involved in 18 ground water hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board and two other state agencies.

o The general partner is a defendant in two proceedings (one by the State of Illinois and one by the Department of Transportation) relating to alleged environmental violations for events relating to a fire that occurred at the Morris storage field in September 1994.

      In addition, the Partnership from time to time is involved in civil proceedings relating to damages alleged to have occurred as a result of accidental leaks or spills of refined petroleum products or natural gas liquids. Among these matters is a lawsuit originally filed in February 1998 against SFPP in the Superior Court of the State of California in and for the County of Solano by 283 individual plaintiffs alleging personal injury and property damage arising from a release in 1996 of petroleum products from SFPP's pipeline running through Elmira, California. An amended complaint was filed on May 22, 1998. No trial date has been set. The Partnership continues to aggressively defend the action.

      Although no assurance can be given, the Partnership believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations. The Partnership has recorded a reserve for environmental claims in the amount of $23.5 million at March 31, 1999.

      Other

      The Partnership, in the ordinary course of business, is a defendant in various lawsuits relating to the Partnership's assets. Although no assurance can be given, the Partnership believes, based on its experience to date, that the ultimate resolution of such items will not have a material adverse impact on the Partnership's financial position or results of operations.

      For more detailed information regarding these proceedings and other litigation, please refer to the Partnership's Form 10-K, Note 15 of the Notes to the Consolidated Financial Statements.

4.  Distributions

      On February 12, 1999, the Partnership paid a cash distribution for the quarterly period ended December 31, 1998, of $0.65 per unit. The distribution was declared on January 13, 1999, payable to unitholders of record as of January 29, 1999.

      On April 12, 1999, the Partnership declared a cash distribution for the quarterly period ended March 31, 1999, of $0.70 per unit. The distribution will be paid on or before May 14, 1999, to unitholders of record as of April 30, 1999.

5. Long-Term Debt

      The Partnership's debt facilities consist of:

o  a  $325  million  unsecured  credit  facility,
o  $250 million of 6.30% Senior Notes due  February  1,  2009,
o $244 million of Series F First Mortgage Notes (a subsidiary, SFPP, L.P. is the obligor on the notes),
o  a $175 million secured credit facility of SFPP, L.P., and
o $23.7 million of tax-exempt bonds due 2004 (a subsidiary, Kinder Morgan Operating L.P. "B" ("OLP-B") is the obligor on these bonds).

      In February 1998, the Partnership refinanced the first mortgage notes and existing bank credit facilities of Kinder Morgan Operating L.P. "A" with a $325 million secured revolving credit facility ("Credit Facility") expiring in February 2005. On December 1, 1998, the Credit Facility was amended to release the collateral and the Credit Facility became unsecured. The Credit Facility had an outstanding balance of $230 million at December 31, 1998, and zero dollars at March 31, 1999. During the first quarter of 1999, the weighted average interest rate on the Credit Facility was approximately 4.2% per annum.

      On January 29, 1999, the Partnership closed a public offering of $250 million in principal amount of 6.30% Senior Notes due February 1, 2009 ("Notes") at a price to the public of 99.67% per Note. In the offering, the Partnership received proceeds, net of underwriting discounts and commissions, of approximately $248 million. The proceeds were used to pay the outstanding balance on the Credit Facility and for working capital and other proper partnership purposes. The Notes will be guaranteed on a full, unconditional, and joint and several basis by all of the Partnership's consolidating subsidiaries (excluding SFPP and the subsidiaries of Kinder Morgan Bulk Terminals, Inc.) so long as any other debt obligations of the Partnership are guaranteed by such subsidiaries. SFPP, which was acquired March 6, 1998, is not a guarantor of the public debt securities. Kinder Morgan Energy Partners, L.P., the parent company, has operations only from investments in its subsidiaries. On March 31, 1999, the unamortized Senior Note liability balance was approximately $249 million.

      At March 31, 1999, the outstanding balance under SFPP's Series F notes was $244.0 million. The annual interest rate on the Series F notes is 10.70%, the maturity is December 2004, and interest is payable semiannually in June and December. The Series F notes are payable in annual installments of $31.5 million in 1999, $32.5 million in 2000, $39.5 million in 2001, $42.5 million in 2002, and $37.0 million in 2003. The Series F notes may also be prepaid beginning in 1999 in full or in part at a price equal to par plus, in certain circumstances, a premium. The Series F notes are secured by mortgages on substantially all of the properties of SFPP (the "Mortgaged Property"). The notes contain certain covenants limiting the amount of additional debt or equity that may be issued and limiting the amount of cash distributions, investments, and property dispositions.

      At March 31, 1999, the outstanding balance under SFPP's bank facility was $111.0 million. The bank credit facility provides for borrowings of up to $175 million due in August 2000 and interest, at a short-term Eurodollar rate, payable quarterly. This bank credit facility is used primarily for financing the first mortgage notes when due. Borrowings under this facility are also secured by the Mortgaged Property and are generally subject to the same terms and conditions as the Series F notes. At March 31, 1999, the interest rate on the credit facility debt was 5.215%.

      OLP-B's $23.7 million principal amount of tax exempt bonds due 2024 were issued by the Jackson-Union Counties Regional Port District. Such bonds bear interest at a weekly floating market rate. During the first quarter of 1999, the weighted-average interest rate on these bonds was approximately 3.5%-4% per annum. OLP-B has entered into an interest rate swap, which fixes the interest rate at approximately 3.65% per annum during the period from February 13, 1996 to December 31, 1999.

      The following  discloses the consolidating  financial  information for the
Partnership:

                                       CONSOLIDATING STATEMENT OF INCOME
                                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                          (In Thousands) (Unaudited)
                                      Kinder Morgan    Combined    Combined     Eliminations
                                         Energy       Guarantor   Nonguarantor      and
                                    Partners, LP        Subs.       Subs.       Adjustments    Consolidated
                                    ---------------  ----------   ------------  ------------   ------------
Revenues                            $        -       $  39,326    $    60,723   $       -      $   100,049

Costs and Expenses
  Cost of products sold                      -             569            -             -              569
  Operations and maintenance                 -          17,886          3,280           -           21,166
  Fuel and power                             -           2,224          4,960           -            7,184
  Depreciation and amortization              -           4,359          7,695           -           12,054
  General and administrative                 -           1,952          5,866           -            7,818
  Taxes, other than income taxes             -           1,508          2,763           -            4,271
                                    ---------------  ----------   ------------  ------------   ------------
                                             -          28,498         24,564           -           53,062
                                    ---------------  ----------   ------------  ------------   ------------

Operating Income                             -          10,828         36,159           -           46,987

Other Income (Expense)
  Earnings from equity investments        41,024        36,419            386       (69,874)         7,955
  Interest, net                               45        (4,305)        (7,539)          -          (11,799)
  Other, net                                 -             -              (11)          -              (11)
Minority Interest                            -             (57)           -            (564)          (621)
                                    ---------------  ----------   ------------  ------------   ------------

Income Before Income Taxes                41,069        42,885         28,995       (70,438)        42,511

Income Tax Benefit (Expense)                 -          (1,442)           -             -           (1,442)
                                    ---------------  ----------   ------------  ------------   ------------

Net Income                          $     41,069     $  41,443    $    28,995   $   (70,438)   $    41,069
                                    ===============  ==========  =============  ============   ============


                                          CONSOLIDATING BALANCE SHEET
                                               AT MARCH 31, 1999
                                          (In Thousands) (Unaudited)
                                      Kinder Morgan    Combined    Combined     Eliminations
                                         Energy       Guarantor   Nonguarantor      and
                                    Partners, LP        Subs.       Subs.       Adjustments    Consolidated
                                    ---------------  -----------  ------------  ------------   ------------
ASSETS
Current Assets
   Cash and cash equivalents        $           44   $   17,059   $    16,173   $       -      $    33,276
   Accounts and notes receivable             9,390       44,883        38,563       (45,356)        47,480
   Inventories
     Products                                  -          3,992           200           -            4,192
     Materials and supplies                    -          1,771           790           -            2,561
                                    ---------------  -----------  ------------  ------------   ------------
                                             9,434       67,705        55,726       (45,356)        87,509
                                    ---------------  -----------  ------------  ------------   ------------

Prop., Plant and Equip, at cost                -        303,655     1,551,048           -        1,854,703
   Less accumulated depreciation               -         49,007        34,883           -           83,890
                                    ---------------  -----------  ------------  ------------   ------------
                                               -        254,648     1,516,165           -        1,770,813
                                    ---------------  -----------  ------------  ------------   ------------

Equity Investments                       1,354,898    1,310,302        10,045    (2,437,709)       237,536
                                    ---------------  -----------  ------------  ------------   ------------

Intangibles                                    -         58,173           -             -           58,173
Deferred charges and other assets          269,917        5,709         5,520      (265,331)        15,815
                                    ---------------  -----------  ------------  ------------   ------------
TOTAL ASSETS                        $    1,634,249   $1,696,537   $ 1,587,456   $(2,748,396)   $ 2,169,846
                                    ===============  ===========  ============  ============   ============


LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts payable                 $       23,675   $   25,496   $    14,634   $   (45,356)$       18,449
   Accrued liabilities                       2,849        6,221        22,609           -           31,679
   Accrued benefits                            -            558         7,243           -            7,801
   Accrued taxes                               -          1,426         3,184           -            4,610
                                    ---------------  -----------  ------------  ------------   ------------
                                            26,524       33,701        47,670       (45,356)        62,539
                                    ---------------  -----------  ------------  ------------   ------------

Long-Term Liabilities and Def. Credits
   Long-term debt                          249,189      291,900       355,447      (265,331)       631,205
   Other                                       -          3,520        96,151           -           99,671
                                    ---------------  -----------  ------------  ------------   ------------
                                           249,189      295,420       451,598      (265,331)       730,876
                                    ---------------  -----------  ------------  ------------   ------------

Minority Interest                              -         (1,307)          -          19,202         17,895
                                    ---------------  -----------  ------------  ------------   ------------

Partners' Capital
  Limited Partner Interests                    -      1,354,898           -      (1,354,898)           -
  General Partner Interests                    -            -       1,082,811    (1,082,811)           -
  Special LP Interests                         -            -           5,377        (5,377)           -
  Common Units                           1,344,140          -             -             -        1,344,140
  Kinder Morgan General Partner             14,396       13,825           -         (13,825)        14,396
                                    ---------------  -----------  ------------  ------------   ------------
                                         1,358,536    1,368,723     1,088,188    (2,456,911)     1,358,536
                                    ---------------  -----------  ------------  ------------   ------------
TOTAL LIABILITIES AND CAPITAL       $    1,634,249   $1,696,537   $ 1,587,456   $(2,748,396)   $ 2,169,846
                                    ===============  ===========  ============  =============  ============


                                     CONSOLIDATING STATEMENT OF CASH FLOWS
                                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                          (In Thousands)  (Unaudited)
                                           Kinder Morgan     Combined       Combined     Eliminations
                                              Energy        Guarantor     Nonguarantor       and
                                         Partners, LP          Subs.          Subs.      Adjustments    Consolidated
                                          -------------   -------------  -------------  -------------   ------------

Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities
 Net income                               $     41,069  $       41,443   $     28,995   $    (70,438)   $    41,069
 Depreciation and amortization                     -             4,359          7,695            -           12,054
 Earnings from equity investments              (41,024)        (36,419)          (386)        69,874         (7,955)
 Distributions from equity investments          42,769          18,384            875        (54,212)         7,816
 Changes in components of working capital       17,995         (17,988)           480            -              487
 Other, net                                        179            (570)        (7,279)           564         (7,106)
Net Cash Provided by (Used in)
                                          -------------   -------------  -------------  -------------   ------------
  Operating Activities                          60,988           9,209         30,380        (54,212)        46,365
                                          -------------   -------------  -------------  -------------   ------------

Cash Flows From Investing Activities
 Acquisitions of assets                            -               -              -              -              -
 Adds to prop, plant and equip. for
   expansion and maintenance projects              -            (1,041)       (17,306)           -          (18,347)
 Sale of property, plant and equipment             -               -              -              -              -
 Contributions to equity investments               -              (552)           -              -             (552)
Net Cash Provided by (Used in)
                                          -------------   -------------  -------------  -------------   ------------
  Investing Activities                             -            (1,593)       (17,306)           -          (18,899)
                                          -------------   -------------  -------------  -------------   ------------

Cash Flows From Financing Activities
 Issuance of debt                              249,175          35,608            -          (35,100)       249,683
 Payment of debt                              (230,000)            -              (63)           -         (230,063)
 Long-term debt - refinancing / issue costs     (1,916)            -              -              -           (1,916)
 Proceeds from issuance of common units            -               -              -              -              -
 Contributions from GP interests                   -               -              -              -              -
 Distributions to partners                                                                                      -
  Limited Partner Interests                        -           (42,769)           -           42,769            -
  General Partner Interests                        -               -          (11,443)        11,443            -
  Special LP Interests                             -               -              (57)            57            -
  Common Units                                 (31,171)            -              -              -          (31,171)
  Kinder Morgan General Partner                (11,598)           (436)           -              436        (11,598)
  Minority Interest                                -               -              -             (493)          (493)
  Other, net                                   (35,527)             60            -           35,100           (367)
Net Cash Provided by (Used in)
                                          -------------   -------------  -------------  -------------   ------------
  Financing Activities                         (61,037)         (7,537)       (11,563)        54,212        (25,925)
                                          -------------   -------------  -------------  -------------   ------------

Incr/(Decr) in Cash and Cash Equivs.               (49)             79          1,511            -            1,541
Cash and Cash Equivs., Beg. of Period               93          16,980         14,662            -           31,735
                                          -------------   -------------  -------------  -------------   ------------
Cash and Cash Equivs., End of Period      $         44    $     17,059   $     16,173   $        -      $    33,276
                                          =============   =============  =============  =============   ============


6. Partners' Capital

      At December 31, 1997, the Partnership had 14,111,200 units outstanding. On March 6, 1998, the Partnership issued 26,615,308 units in connection with the acquisition of the Pacific Operations. At March 31, 1998, the Partnership had 40,726,508 units outstanding.

      At December 31, 1998, the Partnership had 48,821,690 units outstanding. On January 22, 1999, and January 30, 1999, the Partnership repurchased and immediately cancelled 4,000 and 2,000 units, respectively. At March 31, 1999, the Partnership had 48,815,690 units outstanding.

      These units represent the limited partners' interest and an effective 98% economic interest in the Partnership, exclusive of the general partner's incentive distribution. The general partner interest represents an effective 2% interest in the Partnership, excluding the general partner's incentive distribution.

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

      Incentive distributions allocated to the general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. The Partnership's cash distribution of $0.65 per unit paid on February 12, 1999 for the fourth quarter of 1998 required an incentive distribution to the General Partner of $10,717,464. The Partnership's cash distribution of $0.5625 per unit paid on February 17, 1998 for the fourth quarter of 1997 required an incentive distribution to the general partner of $1,900,667. The increased incentive distribution paid for the fourth quarter of 1998 over the distribution paid for the fourth quarter of 1997 reflects the increase in amount distributed per unit as well as the issuance of additional units.

      The Partnership's declared distribution for the first quarter of 1999 of $0.70 per unit will result in an incentive distribution to the general partner of $13,083,847. This compares to the Partnership's cash distribution of $0.5625 per unit and incentive distribution to the general partner of $2,889,621 for the first quarter of 1998. The increased incentive distribution paid for the first quarter of 1999 over the distribution paid for the first quarter of 1998 reflects the increase in amount distributed per unit as well as the issuance of additional units.

7. Reportable Segments

      The Partnership has adopted SFAS No. 131 -- "Disclosures About Segments of an Enterprise and Related Information". The Partnership competes in three reportable business segments: Pacific Operations, Mid-Continent Operations and Bulk Terminals. The Partnership evaluates performance based on each segments' earnings, which excludes general and administrative expenses, third-party debt costs, unallocable non-affiliated interest income and expense, and minority interest. The Partnership's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment involves different products and marketing strategies.
      Financial information by segment follows (in thousands):


                                      Three Months Ended March 31,
                                         1999            1998
                                    ---------------  --------------
Revenues
   Pacific Operations              $        60,723  $       20,767
   Mid-Continent Operations                 10,631          10,130
   Bulk Terminals                           28,695           5,844
                                    ---------------  --------------
   Total Segments                  $       100,049  $       36,741
                                    ===============  ==============

                                      Three Months Ended March 31,
                                         1999            1998
                                    ---------------  --------------
Operating Income
   Pacific Operations              $        42,025  $       13,497
   Mid-Continent Operations                  3,654           4,255
   Bulk Terminals                            9,126           2,433
                                    ---------------  --------------
   Total Segments                  $        54,805  $       20,185
                                    ===============  ==============

Segment earnings
   Pacific Operations              $        42,400  $       12,865
   Mid-Continent Operations                 10,071           9,409
   Bulk Terminals                            8,839           2,450
                                    ---------------  --------------
   Total Segments (1)              $        61,310  $       24,724
                                    ===============  ==============

Assets at March 31
   Pacific Operations              $     1,564,233  $    1,515,970
   Mid-Continent Operations                379,082         274,064
   Bulk Terminals                          188,669          54,724
                                    ---------------  --------------
   Total Segments (2)              $     2,131,984  $    1,844,758
                                    ===============  ==============


(1)  The following reconciles segment earnings to net income.
                                      Three Months Ended March 31,
                                         1999            1998
                                    ---------------  --------------
Segment earnings                   $        61,310  $       24,724
Interest and corporate
   administrative expenses (a)             (20,241)        (10,760)
Extraordinary charge                             -         (13,611)
                                    ---------------  --------------
Net Income                         $        41,069  $          353
                                    ===============  ==============
(a) Includes interest and debt expense, general and administrative expenses, minority interest expense and other insignificant items.

(2)  The following reconciles segment assets to consolidated assets.
Assets at March 31                       1999            1998
                                    ---------------  --------------
Segment assets                     $     2,131,984  $    1,844,758
Corporate assets (a)                        37,862          66,419
                                    ---------------  --------------
Total assets                       $     2,169,846  $    1,911,177
                                    ===============  ==============
(a) Includes cash, cash equivalents and certain unallocable deferred charges.


8. Subsequent Events

      On May 3, 1999, the Partnership announced the execution of a definitive agreement to acquire all of Chevron's shares of Plantation Pipe Line Company for approximately $124 million in cash. Following the transaction, the Partnership will own 51% of Plantation Pipe Line Company and Exxon Pipeline Company, an affiliate of Exxon Corp, will own 49%. The completion of the transaction is subject to regulatory approval, to a right of first refusal by Exxon Pipeline Company, and to other customary conditions. The transaction is expected to close during the second quarter.

      Plantation Pipe Line Company is one of the largest product pipelines in the United States. It delivers over 600,000 barrels per day of gasoline, jet fuel and diesel fuel through its 3,144 mile pipeline network which serves Atlanta, Charlotte, Washington, D.C. and other destinations in the southeast United States. On September 15, 1998, the Partnership acquired 24% of Plantation Pipe Line Company for $110 million.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

First Quarter 1999 Compared With First Quarter 1998

      The Partnership's first quarter results reflect record quarterly earnings before extraordinary items and strong revenue growth across all business segments. Total net earnings before extraordinary charges for the first quarter of 1999 were $41.1 million ($0.57 per unit) compared to $14.0 million ($0.52 per unit) for the first quarter of 1998. Included in 1998 net earnings was an extraordinary charge of $13.6 million associated with debt refinancing transactions, including both a prepayment premium and the write-off of unamortized debt issue costs. After the extraordinary charge, net income for the first quarter 1998 was $0.4 million. There was revenue growth across all business segments, primarily due to the acquisitions of the Pacific Operations (formerly Santa Fe Pacific Pipeline Partners, L.P.) in March 1998 and Kinder Morgan Bulk Terminals, Inc. (formerly Hall-Buck Marine, Inc.) in July 1998. Total Partnership revenue increased to $100.0 million in the first quarter of 1999 compared to $36.7 million in the first quarter of 1998. Operating income for the three months ended March 31, 1999 was $47.0 million compared to $15.1 million for the same period of 1998.

      The Pacific Operations reported segment earnings of $42.4 million and operating revenues of $60.7 million for the first three months of 1999. Segment earnings and operating revenues for the first three months of 1998 were $12.9 million and $20.8 million, respectively. The 1999 first quarter results reflect the inclusion of a full quarter of operations and continued strong demand for refined products in the Partnership's West Coast markets.

      The Mid-Continent Operations realized $10.1 million in segment earnings in the first quarter of 1999 compared to $9.4 million in the year-earlier period. The 7% earnings increase in 1999 was primarily due to earnings from the Partnership's equity investment in Plantation Pipe Line Company, which was acquired in September 1998. Segment revenues were $10.6 million in the first quarter of 1999 and $10.1 million in the first quarter of 1998. The 5% increase in segment revenue was the result of a 3% increase in average tariff rates accompanied by a slight increase (1%) in barrels transported. Higher throughput volumes resulted in an increase in operating expenses. Combined operating, maintenance, fuel and power expenses increased 9% (to $3.7 million) compared with last year's first quarter. Depreciation and amortization expense for the first quarter of 1999 was $2.6 million versus $1.9 million in the same period last year. The increase of $0.7 million in depreciation and amortization expense represents the Partnership's amortization of goodwill associated with its investment in Plantation Pipe Line Company. Earnings from equity investments totaled $7.6 million in the first quarter of 1999 compared to $5.2 million in the first quarter of 1998. The 46% increase is mainly due to the inclusion of $2.9 million in earnings from the Partnership's equity investment in Plantation Pipe Line Company and higher earnings from its investment in the Heartland pipeline. Higher overall equity earnings were partially offset by lower returns on the Partnership's investment in the Mont Belvieu Fractionator, primarily due to a decrease in fractionation volumes. Income tax expense for the segment increased $1.1 million in 1999 over the previous year. The 1999 income tax expense increase represents the Partnership's share of tax expense related to its investment in Plantation Pipe Line Company.

      The Bulk Terminals segment reported earnings of $8.8 million in the first quarter of 1999 compared to $2.5 million in the same period of 1998. Segment revenues for the first quarters of 1999 and 1998 were $28.7 million and $5.8 million, respectively. The 1999 increase in operating results reflects the Partnership's acquisitions of Kinder Morgan Bulk Terminals, Inc. in July 1998 and the Pier IX and Shipyard River Terminals in December 1998. Excluding these acquisitions, revenues from the Partnership's other coal terminals increased 25% in the first quarter of 1999 compared with the year-earlier period. The revenue increase was primarily the result of a 19% increase in coal volumes transferred and a slight increase (2%) in average coal transfer rates. Cost of products sold decreased 40% compared with last year's first quarter. The decrease was mainly due to a lower number of coal purchase contracts incurred in coal marketing activity. Operations and maintenance expenses, combined with fuel and power expenses, totaled $16.4 million in the first quarter of 1999 and $2.1 million in the first quarter of 1998. The increase in operating expenses was the result of the 1998 business acquisitions. Excluding the acquired operations, combined expenses decreased 5% compared to the first quarter of last year. The acquisitions affected other expense categories as well. Depreciation and amortization expenses, along with taxes, other than income taxes, were higher in the first quarter of 1999 versus the comparable period in 1998. Depreciation and amortization expenses were $1.8 million in 1999 and $0.4 million in 1998. Taxes, other than income taxes, were $0.9 million in 1999 and $0.1 million in 1998.


          Operating statistics for the first quarter are as follows:

                                                  First Quarter
                                                 1999       1998
                                                -----------------
      Pacific Operations
           Delivery Volumes(MMBbls)              89.3        29.9
           Average Revenue ($/Bbl)              $0.68       $0.69

      Mid-Continent Operations *
           Delivery Volumes (MMBbls)             11.9        11.8
           Average Tariff ($/Bbl)               $0.80       $0.78

      Bulk Terminals
           Transport Volumes (MM Tons)            9.6         3.0
      ------------------------------------------------------------------------
      *   North System and Cypress only.

Earnings contribution by business segment for the first quarter is as follows:


                  Earnings Contribution by Business Segment**
                                   (Unaudited)
                                 (In Thousands)
                                                  First Quarter
                                                 1999       1998
                                                -----------------
      Pacific Operations                       $42,400     $12,865
      Mid-Continent Operations                 $10,071      $9,409
      Bulk Terminals                            $8,839      $2,450
      ------------------------------------------------------------------------
      ** Excludes general and administrative expenses, debt costs, and minority interest. Includes the results of acquired operations from the date of acquisition.



      Total Partnership general and administrative expenses were $7.8 million in the first quarter of 1999 compared to $5.1 million in the same period of 1998. The increase was attributable to higher administrative expenses associated with the SFPP and Bulk Terminal acquisitions made by the Partnership in 1998. The Partnership continues to focus on productivity and expense controls.

      Total Partnership interest expense, net of interest income, was $11.8 million in the first quarter of 1999 compared to $5.7 million in the same year-earlier period. The increase was mainly due to debt assumed by the Partnership as part of the acquisition of the Pacific Operations as well as expenses related to the financing of the Partnership's 1998 investments.

      Minority interest expense increased to $0.6 million in the first quarter of 1999 versus $0.1 million in the first quarter of 1998. The increase was the result of earnings attributable to SFPP (Pacific Operations) as well as to higher overall Partnership net income.

Financial Condition

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

Cash Provided by Operating Activities

      Net cash provided by operating activities was $46.4 million for the three months ended March 31, 1999, versus $21.5 million in the comparable period of 1998. The period-to-period increase of $24.9 million in cash flow from operations was primarily the result of higher net earnings, non-cash depreciation and amortization charges and distributions from equity investments. Higher earnings and depreciation charges, chiefly due to business acquisitions made during 1998, increased $27.1 million and $7.3 million, respectively, in the first quarter of 1999 when compared to the same period in 1998. Distributions from the Partnership's investments in Shell CO2 Company and Plantation Pipe Line Company were the primary factors for the $6.5 million increase in equity investment distributions. The overall increase in cash provided by operating activities was partially offset by lower cash inflows relative to net changes in working capital items, higher payments for pipeline right-of-way easements and payments under the Partnership's executive compensation plan.

Cash Used in Investing Activities

      Net cash used in investing activities was $18.9 million for the three month period ended March 31, 1999, compared to $91.3 million in the same year-earlier period. The $72.4 million decrease reflects $61.8 million used for the March 6, 1998 acquisition of the Pacific Operations and $25.0 million used for the March 5, 1998 cash investment in Shell CO2 Company. Lower overall funds used in investing activities were partially offset by a $14.0 million increase in capital expenditures driven primarily by continued investment in the Partnership's Pacific Operations. Excluding the effect of cash used for asset acquisitions, additions to property, plant and equipment were $18.4 million in the first quarter of 1999 and $4.4 million in the first quarter of 1998. These additions of property, plant and equipment include both expansion and maintenance projects.

Cash Provided by / (Used in) Financing Activities

      Net Cash used in financing activities amounted to $25.9 million for the three month period ended March 31, 1999. This increase of $143.5 million from the comparable 1998 period was the result of increased distributions to partners and decreased net borrowings and general partner contributions. The overall increase in cash used in financing activities was partially offset by lower debt refinancing fees.

      Overall debt financing activities provided $19.6 million in cash during the three month period of 1999, versus $134.2 million during the comparable period of 1998. The 1998 first quarter financing activities included borrowings made by the Partnership as part of the acquisition of the Pacific Operations. Distributions to all partners increased to $43.6 million in the three month period ended March 31, 1999, compared to $10.0 million in the comparable 1998 period. Higher distributions were the result of an increase in distributable cash flow. Furthermore, the higher distributions were as a result of an increase in the number of units, an increase in paid distributions per unit and an increase in incentive distributions to the general partner as a result of increased distributions to unitholders. The Partnership paid distributions of $0.65 per unit in the first quarter of 1999 compared to $0.5625 per unit in the first quarter of 1998.

      The Partnership believes that the increase in paid distributions per unit resulted from favorable operating results in 1998. On April 12, 1999, the Partnership declared a distribution of $0.70 per unit for the first quarter of 1999. The Partnership believes that future operating results will continue to support similar levels of quarterly cash distributions, however, no assurance can be given that future distributions will continue at such levels.

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

      The Partnership's debt instruments generally require the Partnership to maintain a reserve for future debt service obligations. The purpose of the reserve is to lessen differences in the amount of Available Cash from quarter to quarter due to the timing of required principal and interest payments (which may only be required on a semi-annual or annual basis) and to provide a source of funds to make such payments. The Partnership's debt instruments generally require the Partnership to set aside each quarter a portion of the principal and interest payments due in the next six to twelve months.

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


      In general, Available Cash for each quarter is distributed, first, 98% to the limited partners and 2% to the general partner until the limited partners have received a total of $0.3025 per unit for such quarter, second, 85% to the limited partners and 15% to the general partner until the limited partners have received a total of $0.3575 per unit for such quarter, third, 75% to the limited partners and 25% to the general partner until the limited partners have received a total of $0.4675 per unit for such quarter, and fourth, thereafter 50% to the limited partners and 50% to the general partner. Incentive distributions are generally defined as all cash distributions to the general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner's incentive distribution declared by the Partnership for the first quarter of 1999 was $13.1 million, while the incentive distribution paid during the first quarters of 1999 and 1998 were $10.7 million and $1.9 million, respectively.

Year 2000

The Partnership is currently implementing a five phase program to achieve Year 2000 compliance. The Partnership is evaluating both information technology systems ("IT") and non-IT systems such as those that include embedded technology.

The Partnership has completed the system inventory phase. In the system inventory phase, all hardware and critical software was inventoried and a database of systems that needed further assessment was created.

The Partnership has begun the assessment phase. In the assessment phase, specific Year 2000 issues and solutions are identified. The Partnership anticipates completing the assessment phase by the end of May 1999.

The Partnership has begun the system testing phase. In the system testing phase, real world tests on critical systems are run to insure that they will operate properly after the Year 2000. The Partnership anticipates completing the system testing phase by the end of August 1999.

The Partnership has begun the remediation phase. In the remediation phase, problems that arise in the Partnership's assessment and system testing phases are fixed. The Partnership anticipates completing the remediation of critical systems by the end of August 1999, and all other remediation by the end of October 1999.

The Partnership has begun the contingency planning phase. The Partnership currently has plans in place for non-Year 2000 related contingencies and will modify these plans to address any specific contingencies related to the Year 2000 problem. Initial drills of contingency operations were held in the first quarter of 1999. Refinement of contingency plans and employee training will continue throughout the year and be completed in the fourth quarter of 1999.

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

      See Items 1 and 2 "Business and Properties - Risk Factors" of the Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 15, 1999 for a more detailed description of these and other factors that may affect the forward looking statements.


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

      See Part I, Item 1, Note 3 to Consolidated Financial Statements entitled "Litigation" which is incorporated herein by reference.


ITEM 5.  Other Information

      None.


ITEM 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

*3.1  - Second Amendment to Amended and Restated Agreement of Limited
        Partnership dated as of February 14, 1997 (filed as Exhibit 3.1 to Amendment No. 1 to Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-4, file No. 333-46709, filed on April 13, 1999)
*4.1  - Specimen Certificate representing Common Units (filed as Exhibit 4.1 to Amendment No. 1 to Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-4, file No. 333-44519, filed on February 4, 1998)
*4.2  - Indenture  dated as of January 29,  1999 among the  Partnership,  the guarantors listed on the signature page thereto and U.S. Trust Company of Texas, N.A., as trustee, relating to Senior Debt Securities (filed as
        Exhibit 4.1 to the Partnership's Form 8-K dated January 29, 1999 (the "January 29, 1999 Form 8-K"))
*4.3  - First  Supplemental  Indenture  dated as of January 29, 1999 among the
        Partnership, the subsidiary guarantors listed on the signature page thereto and U.S. Trust Company of Texas, N.A., as trustee, relating to $250,000,000 of 6.30% Senior Notes due February 1, 2009 (filed as
        Exhibit 4.2 to the January 29, 1999 Form 8-K)
*4.4  - Amended and  Restated  Credit  Agreement  dated as of December 1, 1998 among the Partnership, Kinder Morgan Operating L.P. "B", the subsidiary guarantors listed on the signature page thereto, the lenders party thereto and First Union National Bank, as agent (filed as Exhibit 4.4 to the Partnership's Form 10-K for 1998 (the "1998 Form 10-K"))
*4.5  - First  Amendment,  dated  December  21, 1998 to Amended  and  Restated
        Credit Agreement among the Partnership, Kinder Morgan Operating L.P. "B", the subsidiary guarantors listed on the signature page thereto, the lenders party thereto and First Union National Bank, as agent (filed as
        Exhibit 4.5 to 1998 Form 10-K)
*4.6  - First  Mortgage Note  Agreement  dated December 8, 1988 among Southern
        Pacific Pipe Lines Partnership, L.P. (now known as SFPP, L.P.) and the Purchasers listed on Schedule A (a conformed composite of 54 separate agreements, identical except for signatures) (filed as Exhibit 4.2 to Form 10-K for Santa Fe Pacific Pipeline Partners, L.P. for 1988, file no. 001-10066 ("Santa Fe 1988 Form 10-K"))
*4.7  - Consent and Amendment dated as of December 19, 1997 between the noteholders and SFPP, L.P. (a conformed composite of the separate agreements with each noteholder, identical except for signatures) (Exhibit 4.14.1 to the Partnership's Form 10-K for 1997)
*4.8  - Deed of Trust,  Security Agreement and Fixture Filing,  dated December
        8, 1988, between SFPP, L.P., its general partner, Chicago Title Insurance Company and Security Pacific National Bank (Exhibit 4.3 to Santa Fe 1988 Form 10-K)
*4.9  - Trust  Agreement  dated  December 19, 1988,  between SFPP,  L.P.,  its general partner and Security Pacific National Bank (Exhibit 4.4 to Santa Fe 1988 Form 10-K)
*4.10 - Amended  and  Restated  Credit  Agreement  dated as of August 11, 1997 among SFPP, L.P., Bank of America National Trust and Savings Association, as agent, Texas Commerce Bank National Association, as syndication agent, Bank of Montreal, as documentation agent, BancAmerica Securities, Inc., as arranger, and the lenders that are signatories thereto. As the maximum allowable borrowings under this facility do not exceed 10% of the Registrant's total assets, this instrument is not filed as an exhibit to this Report, however, the Registrant hereby agrees to furnish a copy of such instrument to the Securities and Exchange Commission upon request.
27.1  - Financial Data Schedule for Kinder Morgan Energy Partners, L.P.
27.2  - Financial Data Schedule for Kinder Morgan Operating L.P. "A"
27.3  - Financial Data Schedule for Kinder Morgan Operating L.P. "B"
27.4  - Financial Data Schedule for Kinder Morgan Operating L.P. "C"
27.5  - Financial Data Schedule for Kinder Morgan Operating L.P. "D"
27.6  - Financial Data Schedule for Kinder Morgan Natural Gas Liquids
        Corporation
27.7  - Financial Data Schedule for Kinder Morgan CO2, LLC
27.8  - Financial Data Schedule for Kinder Morgan Bulk Terminals, Inc.

*Incorporated by reference.

     (b) Reports on Form 8-K.

Current Report dated January 13, 1999, on Form 8-K was filed January 14, 1999, pursuant to Items 5 and 7 of that form. A press release regarding the draft order issued by the Federal Energy Regulatory Commission concerning complaints against rates and practices of the Partnership's subsidiary, SFPP, L.P. was disclosed pursuant to Item 5 of this filing. The press release was attached as an exhibit pursuant to Item 7. The Partnership's unaudited Consolidated Statements of Income for the Three Months Ended December 31, 1998 and 1997 were disclosed pursuant to Item 5 of this report.

Current Report dated February 16, 1999, on Form 8-K was filed February 16, 1999, pursuant to Items 5 and 7 of that form. The Partnership's sale on January 29, 1999 of $250,000,000 aggregate principal amount of its 6.30% Senior Notes due February 1, 2009 pursuant to an underwritten public offering was disclosed according to Item 5. The Underwriting Agreement, Indenture, and supplemental information were filed as exhibits pursuant to Item 7 of this report.

Current Report dated March 31, 1999, on Form 8-K was filed March 31, 1999, pursuant to Item 7 of that form. The balance sheet of Kinder Morgan G.P., Inc., at December 31, 1998, and the consent of Independent Accountants were filed as exhibits.

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


                                    KINDER MORGAN ENERGY PARTNERS, L.P.
                                    (A Delaware Limited Partnership)
                                    By: KINDER MORGAN G.P., Inc.
                                    as General Partner

                                    By: /s/ David G. Dehaemers, Jr.
                                        ------------------------------
                                        David G. Dehaemers, Jr.
                                        Vice President, CFO, Treasurer
                                        and Assistant Secretary


                                    KINDER MORGAN OPERATING L.P. "A"
                                    (A Delaware Limited Partnership)
                                    By: KINDER MORGAN G.P., Inc.
                                    as General Partner

                                    By:  /s/ David G. Dehaemers, Jr.
                                         ------------------------------
                                         David G. Dehaemers, Jr.
                                         Vice President, CFO, Treasurer
                                         and Assistant Secretary


                                    KINDER MORGAN OPERATING L.P. "B"
                                    (A Delaware Limited Partnership)
                                    By: KINDER MORGAN G.P., Inc.
                                    as General Partner

                                    By:  /s/ David G. Dehaemers, Jr.
                                         ------------------------------
                                         David G. Dehaemers, Jr.
                                         Vice President, CFO, Treasurer
                                         and Assistant Secretary


                                    KINDER MORGAN OPERATING L.P. "C"
                                    (A Delaware Limited Partnership)
                                    By: KINDER MORGAN G.P., Inc.
                                    as General Partner

                                    By:  /s/ David G. Dehaemers, Jr.
                                         ------------------------------
                                         David G. Dehaemers, Jr.
                                         Vice President, CFO, Treasurer
                                         and Assistant Secretary

                                    KINDER MORGAN OPERATING L.P. "D"
                                    (A Delaware Limited Partnership)
                                    By: KINDER MORGAN G.P., Inc.
                                    as General Partner

                                    By:  /s/ David G. Dehaemers, Jr.
                                         ------------------------------
                                         David G. Dehaemers, Jr.
                                         Vice President, CFO, Treasurer
                                         and Assistant Secretary


                                    KINDER MORGAN NATURAL GAS LIQUIDS
                                    CORPORATION
                                    (A Delaware Corporation)

                                    By:  /s/ David G. Dehaemers, Jr.
                                         ------------------------------
                                         David G. Dehaemers, Jr.
                                         Vice President, CFO, Treasurer
                                         and Assistant Secretary


                                    KINDER MORGAN CO2, LLC
                                    (A Delaware Limited Liability Company)
                                    By: KINDER MORGAN OPERATING L.P. "A"
                                    as sole Member
                                    By: KINDER MORGAN G.P., Inc.
                                    as General Partner

                                    By:  /s/ David G. Dehaemers, Jr.
                                         ------------------------------
                                         David G. Dehaemers, Jr.
                                         Vice President, CFO, Treasurer
                                         and Assistant Secretary


                                    KINDER MORGAN BULK TERMINALS, INC.
                                    (A Louisiana Corporation)

                                    By:  /s/ David G. Dehaemers, Jr.
                                         ------------------------------
                                         David G. Dehaemers, Jr.
                                         Vice President, CFO and
                                         Treasurer

Date: May 6, 1999