Form 10-Q
period 1999-06-30
KINDER MORGAN ENERGY PARTNERS L P; KINDER MORGAN OPERATING L P A; KINDER MORGAN OPERATING L P B; KINDER MORGAN OPERATING L P C; KINDER MORGAN OPERATING L P D; KINDER MORGAN NATURAL GAS LIQUIDS CORP; KINDER MORGAN CO2 LLC; KINDER MORGAN BULK TERMINALS INC
filed 1999-08-12
CIK 888228, 1073984, 1073985, 1073986, 1073987, 1073988, 1073989, 1073991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999


                       KINDER MORGAN ENERGY PARTNERS, L.P.
                        KINDER MORGAN OPERATING L.P. "A"
                        KINDER MORGAN OPERATING L.P. "B"
                        KINDER MORGAN OPERATING L.P. "C"
                        KINDER MORGAN OPERATING L.P. "D"
                  KINDER MORGAN NATURAL GAS LIQUIDS CORPORATION
                             KINDER MORGAN CO2, LLC
                       KINDER MORGAN BULK TERMINALS, INC.
           (Exact name of registrants as specified in their charters)


             Delaware                1-11234                     76-0380342
             Delaware              333-66931-01                  76-0380015
             Delaware              333-66931-02                  76-0414819
             Delaware              333-66931-03                  76-0547319
             Delaware              333-66931-04                  76-0561780
             Delaware              333-66931-05                  76-0256928
             Delaware              333-66931-06                  76-0563308
             Louisiana             333-66931-07                  72-1073113
(State or Other Jurisdiction      (Commission File            (I.R.S. Employer
of Incorporation or Organization)     Number)               Identification No.)


                1301 McKinney St.
                   Suite 3450
                 Houston, Texas                            77010
           -------------------------------        -------------------------
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


      The Registrant had 48,815,690 units outstanding at August 5, 1999.

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES


                               TABLE OF CONTENTS


                                                                 Page No.

        PART I. FINANCIAL INFORMATION


         ITEM 1. - Financial Statements (Unaudited)

                   Consolidated Statements of Income - Three Months
                   and Six Months Ended June 30, 1999 and 1998         3

                   Consolidated Balance Sheets - June 30, 1999 and
                   December 31, 1998                                   4

                   Consolidated Statements of Cash Flows - Six Months
                   Ended June 30, 1999 and 1998                        5

                   Notes to Consolidated Financial Statements          6


         ITEM 2. - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations      17


         ITEM 3. - Quantitative and Qualitative Disclosures about
                   Market Risk                                        24





        PART II. OTHER INFORMATION


         ITEM 1. - Legal Proceedings                                  25


         ITEM 5. - Other Information                                  25


         ITEM 6. - Exhibits and Reports on Form 8-K                   25

                               PART I. FINANCIAL INFORMATION
                          ITEM 1. Financial Statements (Unaudited)

                    KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands Except Per Unit Amounts)
                                        (Unaudited)

                                                     Three Months Ended    Six Months Ended
                                                         June 30,              June 30,
                                                      1999      1998       1999       1998
                                                    --------- ---------  ---------  ---------

Revenues                                            $102,933    82,044   $202,982   $118,785

Costs and Expenses
  Operating expenses                                  30,987    20,431     59,906     30,789
  Depreciation and amortization                       12,291     9,671     24,345     14,390
  General and administrative                           8,942     9,064     16,760     14,158
  Taxes, other than income taxes                       4,154     3,507      8,425      4,986
                                                    --------- ---------  ---------  ---------
                                                      56,374    42,673    109,436     64,323
                                                    --------- ---------  ---------  ---------

Operating Income                                      46,559    39,371     93,546     54,462

Other Income (Expense)
  Earnings from equity investments                     9,746     5,325     17,701     10,607
  Interest, net                                      (12,184)  (12,105)   (23,983)   (17,773)
  Other, net                                           1,898    (1,863)     1,887     (2,542)
Minority Interest                                       (805)     (415)    (1,426)      (477)
                                                    --------- ---------  ---------  ---------

Income Before Income Taxes and Extraordinary charge   45,214    30,313     87,725     44,277

Income Tax Benefit (Expense)                          (2,101)        -     (3,543)         -
                                                    --------- ---------  ---------  ---------

Income Before Extraordinary charge                    43,113    30,313     84,182     44,277

Extraordinary charge on early extinguishment of debt       -         -          -    (13,611)
                                                    --------- ---------  ---------  ---------

Net Income                                          $ 43,113    30,313   $ 84,182   $ 30,666
                                                    ========= =========  =========  =========

Calculation of Limited Partners' Interest in
 Net Income:
Income Before Extraordinary charge                  $ 43,113    30,313   $ 84,182   $ 44,277
Less: General Partner's interest in Net Income       (13,385)   (9,562)   (26,748)   (12,427)
                                                    --------- ---------  ---------  ---------
Limited Partners' Net Income before extraord.charge   29,728    20,751     57,434     31,850
Less:  Extraord. charge on early exting. of debt           -         -          -    (13,611)
                                                    --------- ---------  ---------  ---------
Limited Partners' Net Income                        $ 29,728    20,751   $ 57,434   $ 18,239
                                                    ========= =========  =========  =========

Net Income per Unit before extraordinary charge     $   0.61      0.50   $   1.18   $   1.00
                                                    ========= =========  =========  =========

Extraordinary charge per Unit                       $      -         -   $      -   $  (0.43)
                                                    ========= =========  =========  =========

Net Income per Unit                                 $   0.61      0.50   $   1.18   $   0.57
                                                    ========= =========  =========  =========

Number of Units used in Computation                   48,816    41,908     48,816     31,763
                                                    ========= =========  =========  =========

        The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                      June 30,      December 31,
                                                        1999            1998
                                                  ---------------  -------------
                                                    (unaudited)
    ASSETS
    Current Assets
       Cash and cash equivalents                  $       22,758   $    31,735
       Accounts and notes receivable                      53,489        44,125
       Inventories
         Products                                          4,535         2,901
         Materials and supplies                            2,556         2,640
                                                  ---------------  ------------
                                                          83,338        81,401
                                                  ---------------  ------------

    Property, Plant and Equipment, at cost             1,881,397     1,836,719
       Less accumulated depreciation                      94,878        73,333
                                                  ---------------  ------------
                                                       1,786,519     1,763,386
                                                  ---------------  ------------

    Equity Investments                                   358,429       238,608
                                                  ---------------  ------------

    Intangibles                                           56,873        58,536
    Deferred charges and other assets                     16,044        10,341
                                                  ---------------  ------------
    TOTAL ASSETS                                  $    2,301,203   $ 2,152,272
                                                  ===============  ============


    LIABILITIES AND PARTNERS' CAPITAL
    Current Liabilities
       Accounts and notes payable                 $       21,566   $    25,642
       Accrued liabilities                                30,438        18,230
       Accrued employee benefits                           5,926         9,415
       Accrued taxes                                       4,002         4,195
                                                  ---------------  ------------
                                                          61,932        57,482
                                                  ---------------  ------------

    Long-Term Liabilities and Deferred Credits
       Long-term debt                                    770,361       611,571
       Other                                              96,855       104,789
                                                  ---------------  ------------
                                                         867,216       716,360
                                                  ---------------  ------------

    Commitments and Contingencies

    Minority Interest                                     18,118        17,767
                                                  ---------------  ------------
    Partners' Capital
       Common Units                                    1,339,600     1,348,591
       General Partner                                    14,337        12,072
                                                  ---------------  ------------
                                                       1,353,937     1,360,663
                                                  ---------------  ------------
    TOTAL LIABILITIES AND PARTNERS' CAPITAL       $    2,301,203   $ 2,152,272
                                                  ===============  ============

                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                Six Months Ended June 30,
                                                                  1999             1998
                                                             ---------------  ---------------
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities
    Net income                                               $       84,182   $       30,666
    Extraordinary charge on early extinguishment of debt                  -           13,611
    Depreciation and amortization                                    24,345           14,390
    Earnings from equity investments                                (17,701)         (10,607)
    Distributions from equity investments                            17,184            7,082
    Changes in components of working capital                         (6,468)         (12,829)
    Other, net                                                       (7,804)           4,044
                                                             ---------------  ---------------
Net Cash Provided by Operating Activities                            93,738           46,357
                                                             ---------------  ---------------

Cash Flows From Investing Activities
    Acquisitions of assets                                                -          (74,706)
    Additions to property, plant and equipment for
        expansion and maintenance projects                          (44,446)          (9,424)
    Sale of investments, property, plant and equipment                1,110               33
    Acqusitions of equity investments                              (124,163)         (25,000)
    Contributions to equity investments                                (570)          (1,155)
                                                             ---------------  ---------------
Net Cash Used in Investing Activities                              (168,069)        (110,252)
                                                             ---------------  ---------------

Cash Flows From Financing Activities
    Issuance of debt                                                389,717          265,054
    Payment of debt                                                (230,443)        (337,895)
    Long-term debt - refinancing / issue costs                       (2,132)         (16,428)
    Proceeds from issuance of common units                                -          212,303
    Contributions from General Partner's Minority Interest                -           11,737
    Distributions to partners
      Common Units                                                  (65,342)         (32,184)
      General Partner                                               (25,027)          (7,698)
      Minority Interest                                              (1,075)            (518)
    Other, net                                                         (344)              (8)
                                                             ---------------  ---------------
Net Cash Provided by Financing Activities                            65,354           94,363
                                                             ---------------  ---------------

Increase (Decrease) in Cash and Cash Equivalents                     (8,977)          30,468
Cash and Cash Equivalents, Beginning of Period                       31,735            9,612
                                                             ---------------  ---------------
Cash and Cash Equivalents, End of Period                     $       22,758   $       40,080
                                                             ===============  ===============

Noncash Investing and Financing Activities
 Contribution of net assets to partnership investments       $            -   $       59,311
 Assets acquired by the issuance of Common Units             $            -   $      943,202
 Assets acquired by the assumption of liabilities            $            -   $      531,906

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

      Pro Forma Information

      The following summarized unaudited Pro Forma Consolidated Income Statement information for the six months ended June 30, 1998, assumes the above acquisitions had occurred as of January 1, 1998. The unaudited Pro Forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if the Partnership had completed the above acquisitions on the dates indicated or which will be attained in the future.

      The Pro Forma information does not include the effects of the Partnership's acquisitions of an equity interest in Plantation Pipe Line Company on September 15, 1998, or the acquisitions of the Pier IX and Shipyard River Terminals on December 18, 1998. Amounts presented below are in thousands, except for per unit amounts:

                                                            Pro Forma
                                                         Six Months Ended
                                                             June 30,
Income Statement                                                1998
                                                                -----
  Revenues                                                   $192,131
  Operating Income                                            $69,558
  Net Income before extraordinary charge                      $53,183
  Net Income                                                  $39,572
  Net Income per unit before extraordinary charge               $0.86
  Net Income per unit                                           $0.55

      Other Acquisitions

      On September 15, 1998, the Partnership acquired approximately 24% of Plantation Pipe Line Company for $110 million. On June 16, 1999, the Partnership acquired Chevron's approximate 27% interest in Plantation Pipe Line Company for approximately $124 million. The Partnership now owns approximately 51% of Plantation Pipe Line Company, and Exxon Pipeline Company, an affiliate of Exxon Corp., owns approximately 49%.

3.  Litigation

      FERC Proceedings

      On January 13, 1999, the Federal Energy Regulatory Commission issued its Opinion No. 435 in Docket Nos. OR92-8-000, et. al. This docket deals with a complaint filed by certain shippers: (1) challenging SFPP's West Line rates from the Los Angeles area to Phoenix and Tucson, Arizona and East Line rates from El Paso, Texas to Tucson and Phoenix and (2) challenging SFPP's proration policy. Opinion 435 affirmed in part and modified in part the initial decision by the FERC Administrative Law Judge that was issued on September 25, 1997. In Opinion No. 435, the FERC ruled that all but one of the West Line rates are "grandfathered" as just and reasonable and that "changed circumstances" had not been shown to satisfy the complainants' threshold burden necessary to challenge those rates. The FERC further held that the one "non-grandfathered" West Line tariff did not require rate reduction. Accordingly, all complaints against the West Line rates were dismissed without any requirement that SFPP reduce, or pay any reparations for, any West Line rate.

      With respect to the East Line rates, Opinion No. 435 reversed in part and affirmed in part the administrative law judge's initial decision regarding the methodology of calculating the rate base for the East Line. Among other things, Opinion No. 435 modified the initial decision concerning the date in reference to which the starting rate base would be calculated and the income tax allowance and allowable cost of equity used to calculate the rate base. In addition, Opinion No. 435 ruled that no reparations would be owed to any complainant for any period prior to the date on which that complainant's complaint was filed, thus reducing the potential reparations period for most complainants by two years. Complainants have filed applications for rehearing with the FERC and petitions with the United States Court of Appeals for the District of Columbia circuit for review of Opinion No. 435. SFPP has filed for both rehearing and appellate review of Opinion No. 435. The Partnership believes Opinion No. 435 substantially reduces the negative impact of the initial decision.

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

      California Public Utilities Commission Proceeding

      ARCO Products Company, Mobil Oil Corporation and Texaco Refining and Marketing Inc. have filed a complaint with the California Public Utilities Commission ("CPUC") against SFPP challenging the rates charged by SFPP for intrastate transportation of refined petroleum products in California and requesting prospective rate adjustments. On June 18, 1998, the CPUC affirmed a ruling dismissing the complaint. The complainants filed for rehearing of the CPUC's decision and on June 24, 1999, the CPUC issued an order on rehearing and remanded the proceedings to an Administrative Law Judge for further handling. The Partnership has filed with the CPUC a response to the CPUC remand for the purpose of having the June 18, 1998 dismissal affirmed and the decision to remand overruled. The Partnership believes it has adequate reserves recorded for any adverse decision related to this matter.

      SPTC Easements

      SFPP and Southern Pacific Transportation Company ("SPTC") are engaged in a judicial reference proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by SPTC should be adjusted pursuant to existing contractual arrangements. The judge in the case has issued a Statement of Tentative Decision indicating that he intends to establish a new base annual rental for the subject rights-of-way at a level, subject to inflation adjustments, that is adequately provided for by the amounts accrued by SFPP through June 30, 1999. The case is currently pending before the Court of Appeals for the First Appellate District of the State of California.

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

o SFPP is involved in an investigation by the Regional Water Quality Board of California (Santa Ana region) regarding a May 1999 discharge of pipeline hydrotest water from SFPP's Colton facility. In the investigation, SFPP has been accused of discharging, in the hydrotest process, 50,000 barrels of jet fuel into the San Bernardino County Flood Control District Channel. The Partnership and SFPP believe the charges are unfounded, and SFPP is vigorously defending itself in this matter. The investigation will determine whether the discharge otherwise violated environmental laws or regulations regarding water quality.

o The general partner was a defendant in two proceedings (one by the State of Illinois and one by the Department of Transportation) relating to alleged environmental violations for events relating to a fire that occurred at the Morris storage field in September 1994. The general partner and the State of Illinois reached an agreement, which called for, among other things, the payment of $50,000 in settlement of these proceedings. On July 13, 1999, the Circuit Court for the Thirteenth Judicial Circuit, Grundy County,

   Illinois, entered an Order accepting the settlement and terminating the proceedings.

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

      Although no assurance can be given, the Partnership believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations. The Partnership has recorded a reserve for environmental claims in the amount of $21.2 million at June 30, 1999.

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

4.  Distributions

      On May 14, 1999, the Partnership paid a cash distribution for the quarterly period ended March 31, 1999, of $0.70 per unit. The distribution was declared on April 12, 1999, payable to unitholders of record as of April 30, 1999.

      On July 15, 1999, the Partnership declared a cash distribution for the quarterly period ended June 30, 1999, of $0.70 per unit. The distribution will be paid on or before August 13, 1999, to unitholders of record as of July 31, 1999.

5. Long-Term Debt

      The Partnership's debt facilities consist of:

o    a $325 million unsecured credit facility,
o    $250 million of 6.30% Senior Notes due February 1, 2009,
o $244 million of Series F First Mortgage Notes (a subsidiary, SFPP, L.P., is the obligor on the notes),
o    a $175 million secured credit facility of SFPP, L.P., and
o $23.7 million of tax-exempt bonds due 2024 (a subsidiary, Kinder Morgan Operating L.P. "B" ("OLP-B"), is the obligor on these bonds).


      In February 1998, the Partnership refinanced the first mortgage notes and existing bank credit facilities of Kinder Morgan Operating L.P. "A" with a $325 million secured revolving credit facility ("Credit Facility") expiring in February 2005. On December 1, 1998, the Credit Facility was amended to release the collateral and the Credit Facility became unsecured. The Credit

Facility had an outstanding balance of $230 million at December 31, 1998, and $140 million at June 30, 1999. Borrowings under the Credit Facility were primarily used to fund the Partnership's investment in Plantation Pipe Line Company in June 1999. During the first six months of 1999, the weighted average interest rate on the Credit Facility was approximately 5.85% per annum.

      On January 29, 1999, the Partnership closed a public offering of $250 million in principal amount of 6.30% Senior Notes due February 1, 2009 ("Notes") at a price to the public of 99.67% per Note. In the offering, the Partnership received proceeds, net of underwriting discounts and commissions, of approximately $248 million. The proceeds were used to pay the outstanding balance on the Credit Facility and for working capital and other proper Partnership purposes. The Notes will be guaranteed on a full, unconditional, and joint and several basis by all of the Partnership's consolidating subsidiaries (excluding SFPP and the subsidiaries of Kinder Morgan Bulk Terminals, Inc.) so long as any other debt obligations of the Partnership are guaranteed by such subsidiaries. SFPP is not a guarantor of the public debt securities. Kinder Morgan Energy Partners, L.P., the parent company, has operations only from investments in its subsidiaries. On June 30, 1999, the unamortized Senior Note liability balance was approximately $249 million.

      At June 30, 1999, the outstanding balance under SFPP's Series F notes was $244.0 million. The annual interest rate on the Series F notes is 10.70%, the maturity is December 2004, and interest is payable semiannually in June and December. The Series F notes are payable in annual installments of $31.5 million in 1999, $32.5 million in 2000, $39.5 million in 2001, $42.5 million in 2002, and $37.0 million in 2003. The Series F notes may also be prepaid beginning in December 1999 in full or in part at a price equal to par plus, in certain circumstances, a premium. The Series F notes are secured by mortgages on substantially all of the properties of SFPP (the "Mortgaged Property"). The Series F notes contain certain covenants limiting the amount of additional debt or equity that may be issued and limiting the amount of cash distributions, investments, and property dispositions.

      At June 30, 1999, the outstanding balance under SFPP's bank facility was $111.0 million. The bank credit facility provides for borrowings of up to $175 million due in August 2000 and interest, at a short-term Eurodollar rate, payable quarterly. This bank credit facility is used primarily for financing the Series F notes when due. Borrowings under this facility are also secured by the Mortgaged Property and are generally subject to the same terms and conditions as the Series F notes. At June 30, 1999, the interest rate on the credit facility debt was 5.365%.

      OLP-B's $23.7 million principal amount of tax exempt bonds due 2024 were issued by the Jackson-Union Counties Regional Port District. Such bonds bear interest at a weekly floating market rate. During the first six months of 1999, the weighted average interest rate on these bonds was approximately 5.3% per annum.

      The following discloses the consolidating financial information for the
Partnership:

                        CONSOLIDATING STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                           (In Thousands) (Unaudited)
                                     Kinder Morgan      Combined         Combined
                                         Energy         Guarantor      Nonguarantor    Eliminations and
                                      Partners, LP        Subs.            Subs.        Adjustments     Consolidated
                                     ---------------  --------------   --------------  ---------------  --------------
Revenues                             $            -   $      37,793    $      65,140   $            -   $     102,933

Costs and Expenses
  Operating expenses                              -          19,426           11,561                -          30,987
  Depreciation and amortization                   -           4,584            7,707                -          12,291
  General and administrative                      -           2,166            6,776                -           8,942
  Taxes, other than income taxes                  1           1,521            2,632                -           4,154
                                     ---------------  --------------   --------------  ---------------  --------------
                                                  1          27,697           28,676                -          56,374
                                     ---------------  --------------   --------------  ---------------  --------------

Operating Income                                 (1)         10,096           36,464                -          46,559

Other Income (Expense)
  Earnings from equity investments           43,159          40,604              467          (74,484)          9,746
  Interest, net                                 (45)         (4,768)          (7,371)               -         (12,184)
  Other, net                                      -             (24)           1,922                -           1,898
Minority Interest                                 -            (208)               -             (597)           (805)
                                     ---------------  --------------   --------------  ---------------  --------------

Income Before Income Taxes                   43,113          45,700           31,482          (75,081)         45,214

Income Tax Benefit (Expense)                      -          (2,101)               -                -          (2,101)
                                     ---------------  --------------   --------------  ---------------  --------------

Net Income                           $       43,113   $      43,599    $      31,482   $      (75,081)  $      43,113
                                     ===============  ==============   ==============  ===============  ==============

                        CONSOLIDATING STATEMENT OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                           (In Thousands) (Unaudited)
                                     Kinder Morgan      Combined         Combined
                                        Energy          Guarantor      Nonguarantor    Eliminations and
                                     Partners, LP         Subs.           Subs.         Adjustments     Consolidated
                                     --------------   --------------  ---------------  --------------   --------------
Revenues                             $           -    $      77,119   $      125,863   $           -    $     202,982

Costs and Expenses
  Operating expenses                             -           40,105           19,801               -           59,906
  Depreciation and amortization                  -            8,943           15,402               -           24,345
  General and administrative                     -            4,118           12,642               -           16,760
  Taxes, other than income taxes                 1            3,029            5,395               -            8,425
                                     --------------   --------------  ---------------  --------------   --------------
                                                 1           56,195           53,240               -          109,436
                                     --------------   --------------  ---------------  --------------   --------------

Operating Income                                (1)          20,924           72,623               -           93,546

Other Income (Expense)
  Earnings from equity investments          84,183           77,023              853        (144,358)          17,701
  Interest, net                                  -           (9,073)         (14,910)              -          (23,983)
  Other, net                                     -              (24)           1,911               -            1,887
Minority Interest                                -             (265)               -          (1,161)          (1,426)
                                     --------------   --------------  ---------------  --------------   --------------

Income Before Income Taxes                  84,182           88,585           60,477        (145,519)          87,725

Income Tax Benefit (Expense)                     -           (3,543)               -               -           (3,543)
                                     --------------   --------------  ---------------  --------------   --------------

Net Income                           $      84,182    $      85,042   $       60,477   $    (145,519)   $      84,182
                                     ==============   ==============  ===============  ==============   ==============

                           CONSOLIDATING BALANCE SHEET
                                AT JUNE 30, 1999
                           (In Thousands) (Unaudited)
                                      Kinder Morgan     Combined       Combined
                                         Energy        Guarantor     Nonguarantor   Eliminations and
                                      Partners, LP       Subs.          Subs.       Adjustments     Consolidated
                                      -------------   -------------  -------------  -------------   -------------
ASSETS
Current Assets
   Cash and cash equivalents          $          5    $     12,814   $      9,939   $          -    $     22,758
   Accounts and notes receivable           156,468          20,091         37,430       (160,500)         53,489
   Inventories
     Products                                    -           4,335            200              -           4,535
     Materials and supplies                      -           1,766            790              -           2,556
                                      -------------   -------------  -------------  -------------   -------------
                                           156,473          39,006         48,359       (160,500)         83,338
                                      -------------   -------------  -------------  -------------   -------------

Prop., Plant and Equip, at cost                  -         308,488      1,572,909              -       1,881,397
   Less accumulated depreciation                 -          52,291         42,587              -          94,878
                                      -------------   -------------  -------------  -------------   -------------
                                                 -         256,197      1,530,322              -       1,786,519
                                      -------------   -------------  -------------  -------------   -------------

Equity Investments                       1,350,457       1,444,257          9,403     (2,445,688)        358,429
                                      -------------   -------------  -------------  -------------   -------------

Intangibles                                      -          56,873              -              -          56,873
Deferred charges and other assets          245,431           6,121          5,285       (240,793)         16,044
                                      -------------   -------------  -------------  -------------   -------------
TOTAL ASSETS                          $  1,752,361    $  1,802,454   $  1,593,369   $ (2,846,981)   $  2,301,203
                                      =============   =============  =============  =============   =============


LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts and notes payable         $      2,076    $    159,408   $     20,582   $   (160,500)   $     21,566
   Accrued liabilities                       7,138           6,570         16,730              -          30,438
   Accrued employee benefits                     -             573          5,353              -           5,926
   Accrued taxes                                 -             877          3,125              -           4,002
                                      -------------   -------------  -------------  -------------   -------------
                                             9,214         167,428         45,790       (160,500)         61,932
                                      -------------   -------------  -------------  -------------   -------------

Long-Term Liabilities and Def. Credits
   Long-term debt                          389,210         266,843        355,101       (240,793)        770,361
   Other                                         -           5,047         91,808              -          96,855
                                      -------------   -------------  -------------  -------------   -------------
                                           389,210         271,890        446,909       (240,793)        867,216
                                      -------------   -------------  -------------  -------------   -------------

Minority Interest                                -          (1,101)             -         19,219          18,118
                                      -------------   -------------  -------------  -------------   -------------

Partners' Capital
  Limited Partner Interests                      -       1,350,457              -     (1,350,457)              -
  General Partner Interests                      -               -      1,095,231     (1,095,231)              -
  Special LP Interests                           -               -          5,439         (5,439)              -
  Common Units                           1,339,600               -              -              -       1,339,600
  Kinder Morgan General Partner             14,337          13,780              -        (13,780)         14,337
                                      -------------   -------------  -------------  -------------   -------------
                                         1,353,937       1,364,237      1,100,670     (2,464,907)      1,353,937
                                      -------------   -------------  -------------  -------------   -------------
TOTAL LIABILITIES AND CAPITAL         $  1,752,361    $  1,802,454   $  1,593,369   $ (2,846,981)   $  2,301,203
                                      =============   =============  =============  =============   =============

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                           (In Thousands) (Unaudited)
                                             Kinder Morgan    Combined        Combined
                                                Energy       Guarantor      Nonguarantor   Eliminations and
                                             Partners, LP      Subs.           Subs.       Adjustments    Consolidated
                                             -------------  -------------   -------------  -------------  -------------
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities
 Net income                                  $     84,182   $     85,042    $     60,477   $   (145,519)  $     84,182
 Depreciation and amortization                          -          8,943          15,402              -         24,345
 Earnings from equity investments                 (84,183)       (77,023)           (853)       144,358        (17,701)
 Distributions from equity investments             90,370         46,656             875       (120,717)        17,184
 Changes in components of working capital        (141,394)       135,193            (267)             -         (6,468)
 Other, net                                           364          2,077         (11,406)         1,161         (7,804)
Net Cash Provided by (Used in)
                                             -------------  -------------   -------------  -------------  -------------
  Operating Activities                            (50,661)       200,888          64,228       (120,717)        93,738
                                             -------------  -------------   -------------  -------------  -------------

Cash Flows From Investing Activities
 Acquisitions of assets                                 -              -               -              -              -
 Adds to prop, plant and equip. for
   expansion and maintenance projects                   -         (5,274)        (39,172)             -        (44,446)
 Sale of investments, property, plant and equipment     -              -           1,110              -          1,110
 Acquisitions of equity investments                     -       (124,163)              -              -       (124,163)
 Contributions to equity investments                    -           (570)              -              -           (570)
Net Cash Provided by (Used in)
                                             -------------  -------------   -------------  -------------  -------------
  Investing Activities                                  -       (130,007)        (38,062)             -       (168,069)
                                             -------------  -------------   -------------  -------------  -------------

Cash Flows From Financing Activities
 Issuance of debt                                 389,175         23,058              34        (22,550)       389,717
 Payment of debt                                 (230,000)        (7,008)           (423)         6,988       (230,443)
 Long-term debt - refinancing / issue costs        (2,132)             -               -              -         (2,132)
 Proceeds from issuance of common units                 -              -               -              -              -
 Contributions from GP interests                        -              -               -              -              -
 Distributions to partners                                                                                           -
  Limited Partner Interests                             -        (90,369)              -         90,369              -
  General Partner Interests                             -              -         (30,347)        30,347              -
  Special LP Interests                                  -              -            (153)           153              -
  Common Units                                    (65,342)             -               -              -        (65,342)
  Kinder Morgan General Partner                   (25,027)          (922)              -            922        (25,027)
  Minority Interest                                     -              -               -         (1,075)        (1,075)
  Other, net                                      (16,101)           194               -         15,563           (344)
Net Cash Provided by (Used in)
                                             -------------  -------------   -------------  -------------  -------------
  Financing Activities                             50,573        (75,047)        (30,889)       120,717         65,354
                                             -------------  -------------   -------------  -------------  -------------

Incr/(Decr) in Cash and Cash Equivs.                  (88)        (4,166)         (4,723)             -         (8,977)
Cash and Cash Equivs., Beg. of Period                  93         16,980          14,662              -         31,735
                                             -------------  -------------   -------------  -------------  -------------
Cash and Cash Equivs., End of Period         $          5   $     12,814    $      9,939   $          -   $     22,758
                                             =============  =============   =============  =============  =============

6. Partners' Capital

      At December 31, 1997, the Partnership had 14,111,200 units outstanding. From March 6 until June 30, 1998, the Partnership issued 26,548,879 units in connection with the acquisition of SFPP, and on June 12, 1998, the Partnership issued 6,070,578 units in a public offering. At June 30, 1998, the Partnership had 46,730,657 units outstanding.

      At December 31, 1998, the Partnership had 48,821,690 units outstanding. On January 22, 1999, and January 30, 1999, the Partnership repurchased and immediately cancelled 4,000 and 2,000 units, respectively. At March 31 and June 30, 1999, the Partnership had 48,815,690 units outstanding.

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

      Incentive distributions allocated to the general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. The Partnership's cash distribution of $0.70 per unit paid on May 14, 1999 for the first quarter of 1999 required an incentive distribution to the General Partner of $13,083,847. The Partnership's cash distribution of $0.5625 per unit paid on May 15, 1998 for the first quarter of 1998 required an incentive distribution to the general partner of $2,889,621. The increased incentive distribution paid for the first quarter of 1999 over the distribution paid for the first quarter of 1998 reflects the increase in amount distributed per unit as well as the issuance of additional units.

      The Partnership's declared distribution for the second quarter of 1999 of $0.70 per unit will result in an incentive distribution to the general partner of $13,083,847. This compares to the Partnership's cash distribution of $0.63 per unit and incentive distribution to the general partner of $9,352,984 for the second quarter of 1998. The increased incentive distribution paid for the second quarter of 1999 over the distribution paid for the second quarter of 1998 reflects the increase in amount distributed per unit as well as the issuance of additional units.

7. Reportable Segments

      The Partnership has adopted SFAS No. 131 -- "Disclosures About Segments of an Enterprise and Related Information". The Partnership competes in three reportable business segments: Pacific Operations, Mid-Continent Operations and Bulk Terminals. The Partnership evaluates performance based on segment earnings, which excludes general and administrative expenses, third-party debt costs, unallocable non-affiliated interest income and expense, and minority interest. The Partnership's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment involves different products and marketing strategies.
      Financial information by segment follows (in thousands):

                                 Six Months Ended June 30,
                                    1999           1998
                                -------------  -------------
Revenues
   Pacific Operations         $      125,863 $       86,259
   Mid-Continent Operations           18,823         18,356
   Bulk Terminals                     58,296         14,170
                                -------------  -------------
   Total Segments             $      202,982 $      118,785
                                =============  =============

                                 Six Months Ended June 30,
                                    1999           1998
                                -------------  -------------
Operating expenses
   Pacific Operations         $       19,801 $       17,560
   Mid-Continent Operations            7,189          6,528
   Bulk Terminals                     32,916          6,701
                                -------------  -------------
   Total Segments             $       59,906 $       30,789
                                =============  =============

Operating income
   Pacific Operations         $       85,265 $       55,186
   Mid-Continent Operations            5,261          7,049
   Bulk Terminals                     19,782          6,385
                                -------------  -------------
   Total Segments             $      110,308 $       68,620
                                =============  =============

Earnings from equity investments
   Pacific Operations         $          853 $          175
   Mid-Continent Operations           16,831         10,432
   Bulk Terminals                         17              -
                                -------------  -------------
   Total Segments             $       17,701 $       10,607
                                =============  =============

Segment earnings
   Pacific Operations         $       88,029 $       52,888
   Mid-Continent Operations           19,139         17,290
   Bulk Terminals                     19,187          6,359
                                -------------  -------------
   Total Segments (1)         $      126,355 $       76,537
                                =============  =============

Assets at June 30
   Pacific Operations         $    1,583,002 $    1,547,850
   Mid-Continent Operations          500,771        273,646
   Bulk Terminals                    190,034         57,123
                                -------------  -------------
   Total Segments (2)         $    2,273,807 $    1,878,619
                                =============  =============


(1)  The following reconciles segment earnings to net income.
                                 Six Months Ended June 30,
                                    1999           1998
                                -------------  -------------
Segment earnings              $      126,355 $       76,537
Interest and corporate
   administrative expenses (a)       (42,173)       (32,260)
Extraordinary charge                       -        (13,611)
                                -------------  -------------
Net Income                    $       84,182 $       30,666
                                =============  =============
(a) Includes interest and debt expense, general and administrative expenses, minority interest expense and other insignificant items.

(2)  The following reconciles segment assets to consolidated assets.
Assets at June 30                   1999           1998
                                -------------  -------------
Segment assets                $    2,273,807 $    1,878,619
Corporate assets (a)                  27,396         42,762
                                -------------  -------------
Total assets                  $    2,301,203 $    1,921,381
                                =============  =============
(a) Includes cash, cash equivalents and certain unallocable deferred charges.

8. Subsequent Events

      On July 8, 1999, KN Energy, Inc. and Kinder Morgan, Inc. ("KMI") announced that they had signed an Agreement and Plan of Merger to combine the two companies. KMI is the sole stockholder of Kinder Morgan G.P., Inc., the Partnership's general partner. In the combination, KN Energy, Inc. would issue an aggregate of approximately 41.5 million shares of KN Energy, Inc. stock to the stockholders of KMI in return for all of the outstanding shares of KMI. The combined entity (including the Partnership) will have an enterprise value of approximately $8.5 billion. The transaction is expected to close early in the fourth quarter of 1999.

      On July 20, 1999, the Partnership announced that it had signed a definitive agreement with Primary Corporation to purchase Primary's transmix processing plants in Richmond, Virginia and Dorsey Junction, Maryland. The Partnership will give aggregate consideration of approximately $37 million divided equally between cash and common units. The transaction is conditioned on receiving certain government and customer approvals, and is expected to close by the end of the third quarter 1999.

      On July 28, 1999, the Partnership announced that it had agreed to sell its 25% Partnership interest in a natural gas liquids fractionation facility in Mont Belvieu, Texas to Enterprise Products Partners L.P. The Partnership will receive $45 million in cash for its interest in the fractionator. The transaction is subject to the completion of a definitive agreement and clearance under the Hart-Scott-Rodino Antitrust Act. The companies anticipate that closing will occur by the end of the third quarter 1999.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations

Second Quarter 1999 Compared With Second Quarter 1998

      The Partnership's second quarter results reflect record quarterly revenues and net earnings for the second straight quarter. Total net earnings for the Partnership were $43.1 million in the second quarter of 1999 on revenues of $102.9 million, compared with $30.3 million of net earnings in the second quarter of 1998 on revenues of $82.0 million. Net earnings increased across all business segments resulting in net income per unit of $0.61 in the second quarter of 1999 versus $0.50 in the second quarter of 1998. Operating expenses, excluding depreciation, amortization and taxes, other than income taxes, were $31.0 million in the second quarter of 1999 versus $20.4 million in the same prior year period. The $20.9 million increase (25%) in revenues and the $10.6 million increase (52%) in operating expenses were principally due to the acquisition of Kinder Morgan Bulk Terminals, Inc. (formerly Hall-Buck Marine, Inc.) in July 1998. Operating income for the three months ended June 30, 1999 was $46.6 million compared with $39.4 million for the same period of 1998. Second quarter earnings from equity investments were $9.7 million in 1999 compared with $5.3 million in second quarter 1998. The $4.4 million increase (83%) in equity earnings was mainly due to income realized on the Partnership's investments in Plantation Pipe Line Company, acquired in September 1998 and June 1999.

      The Pacific Operations reported segment earnings of $45.6 million and operating revenues of $65.1 million for the second quarter of 1999. Segment earnings and operating revenues for the second quarter of 1998 were $40.0 million and $65.5 million, respectively. The 14% increase in segment earnings was largely due to an increase in higher tariff shipments and continued improvement in operating efficiencies. The segment also benefited from reductions in the second quarter of 1999 in expense accruals made for the FERC Rate Case reserve as a result of the FERC's opinion relating to an outstanding rate case dispute. Segment operating expenses were $11.6 million in the second quarter of 1999 compared with $13.5 million in the same period last year. Operating income for the quarter ended June 30, 1999 was $43.2 million compared with $41.7 million for the same period of 1998.

      The Mid-Continent Operations reported segment earnings of $9.1 million in the second quarter of 1999 versus $7.9 million in the comparable period of 1998. The 15% increase in segment earnings was chiefly due to the $2.1 million in net earnings from the Partnership's equity investment in Plantation Pipe Line Company, partially offset by a $0.7 million decrease in earnings from the investment in the Mont Belvieu fractionator due to lower fractionation volumes. Quarterly segment revenues were $8.2 million in both 1999 and 1998 but combined operating expenses increased to $3.4 million in the second quarter of 1999 compared with $3.1 million in the second quarter of 1998. The operating results reflect an 18% increase in throughput volumes on the Partnership's North System, largely offset by lower average tariff rates. Segment operating income was $1.6 million in second quarter 1999, compared with $2.8 million in second quarter 1998. The decrease in operating income was due to higher operating expenses and higher amortization expense associated with the acquisition of the equity investment in Plantation Pipe Line Company.

      The Bulk Terminals segment reported earnings of $10.3 million in the second quarter of 1999 compared with $3.9 million in the same period of 1998. Segment revenues for the second quarters of 1999 and 1998 were $29.6 million and $8.3 million, respectively. The segment reported operating expenses of $16.0 million and operating income of $10.7 million for the second quarter of 1999 versus operating expenses of $3.8 million and operating income of $4.0 million for the second quarter of 1998. Operating income was $10.7 million for the quarter ended June 30, 1999 and $4.0 million in the same year-ago period. The 1999 increases in operating results reflect the Partnership's acquisitions of Kinder Morgan Bulk Terminals, Inc. in July 1998 and the Pier IX and Shipyard River Terminals in December 1998. Excluding these acquisitions, revenues and earnings from the Partnership's other coal terminals increased 29% and 42%, respectively, in the second quarter of 1999 compared with the year-earlier period. The increases were primarily the result of a 43% increase in coal volumes transferred, partially offset by a 10% decrease in average coal tariff rates.


          Operating statistics for the second quarter are as follows:

                                                  Second Quarter
                                                 1999        1998
                                                -----------------
      Pacific Operations
           Delivery Volumes(MMBbls)              96.8        99.4
           Average Revenue ($/Bbl)              $0.67       $0.66

      Mid-Continent Operations *
           Delivery Volumes (MMBbls)             11.8        10.5
           Average Tariff ($/Bbl)               $0.58       $0.62

      Bulk Terminals
           Transport Volumes (MM Tons)           10.2         3.1
      ------------------------------------------------------------------------
      *   North System and Cypress only.





      Earnings contribution by business segment for the second quarter is as follows:


                   Earnings Contribution by Business Segment**
                                   (Unaudited)
                                 (In Thousands)
                                                  Second Quarter
                                                1999          1998
                                               --------------------
      Pacific Operations                       $45,629      $40,023
      Mid-Continent Operations                 $ 9,068       $7,881
      Bulk Terminals                           $10,348       $3,909
      ----------------------------------------------------------------------
      ** Excludes general and administrative expenses, debt costs, and minority interest. Includes the results of acquired operations from the date of acquisition.


      Income from items not attributable to any segment during the second quarter of 1999 was essentially unchanged when compared to the year-ago period. General and administrative expenses were $8.9 million in the second quarter of 1999 compared with $9.1 million in the same period of 1998. The 2% decrease was the result of the Partnership's continued focus on productivity and expense controls. Interest expense, net of interest income, was $12.2 million in the second quarter of 1999 compared with $12.1 million in the same year-earlier period. The Partnership reported income tax expense of $2.1 million in the second quarter of 1999. The tax expense includes the Partnership's share of income tax expense from Plantation Pipe Line Company and taxes related to Kinder Morgan Bulk Terminals, Inc. The Partnership reported no income tax expense in the second quarter of 1998.

Six months Ended June 30, 1999 Compared With Six Months Ended June 30, 1998

      For the six months ended June 30, 1999, the Partnership reported net income of $84.2 million ($1.18 per unit). This amount compares with $44.3 million ($1.00 per unit) reported as net income before extraordinary charge for the first half of 1998. Included in 1998 net earnings was an extraordinary charge of $13.6 million associated with debt refinancing transactions, including both a prepayment premium and the write-off of unamortized debt issue costs. After the extraordinary charge, net income for the first six months of 1998 was $30.7 million ($0.57 per unit). There was revenue growth across all business segments, primarily due to the acquisitions of the Pacific Operations (formerly Santa Fe Pacific Pipeline Partners, L.P.) in March 1998 and Kinder Morgan Bulk Terminals, Inc. (formerly Hall-Buck Marine, Inc.) in July 1998. Total Partnership revenue increased to $203.0 million in the first half of 1999 compared with $118.8 million in the first half of 1998. Operating expenses, excluding depreciation, amortization and taxes, other than income taxes, were $59.9 million in the first six-month period of 1999 compared with $30.8 million for the same period in 1998. Operating income for the six months ended June 30, 1999 was $93.5 million compared with $54.5 million for the same period of 1998. Total earnings from the Partnership's equity investments increased 67% to $17.7 million in the year-to-date 1999 period versus $10.6 million in the same prior year period chiefly due to earnings from the Partnership's equity investments in Plantation Pipe Line Company.

      The Pacific Operations reported segment earnings of $88.0 million on operating revenues of $125.9 million for the first six months of 1999. Segment earnings and operating revenues for the first six months of 1998 were $52.9 million and $86.3 million, respectively. Segment operating expenses totaled $19.8 million in the first six-month period of 1999 versus $17.6 million for the same period in 1998. The 1999 results reflect the inclusion of a full six months of operations and continued strong demand for refined products in the Partnership's West Coast markets.

      Mid-Continent segment earnings were $19.l million for the first six months of 1999, compared with $17.3 million for the first six months of 1998. The 10% increase in segment earnings in 1999 versus 1998 was largely due to the Partnership's equity investment in Plantation Pipe Line Company. The overall increase in equity earnings was partially offset by lower equity earnings from the Partnership's investment in the Mont Belvieu fractionator, due to a lower volume of fractionated barrels. Revenues and operating expenses were $18.8 million and $7.2 million, respectively, in the first half of 1999 and $18.4 million and $6.5 million, respectively, in the first half of 1998. A 6% increase in barrels transported contributed to the 2% increase in segment revenues as well as to the 11% increase in segment operating expenses. The higher operating expenses, along with higher amortization expense associated with the acquisition of the equity investment in Plantation Pipe Line Company, decreased operating income to $5.3 million for the six-month 1999 period versus $7.0 million for the same period of 1998.

      The Bulk Terminals segment reported earnings of $19.2 million on operating revenues of $58.3 million for the first six months of 1999. Segment earnings and operating revenues for the first six months of 1998 were $6.4 million and $14.2 million, respectively. The segment reported operating expenses of $32.9 million and operating income of $19.8 million for the first six months of 1999 versus operating expenses of $6.7 million and operating income of $6.4 million for the first six months of 1998. The 1999 results reflect the inclusion of Kinder Morgan Bulk Terminals, Inc., Pier IX Terminal and the Shipyard River Terminal, all acquired in the last half of 1998. Excluding these acquisitions, segment earnings increased 13% compared with the first half of last year. Favorable results from the coal terminals are the result of a 32% increase in coal volumes transferred, partially offset by a 5% decrease in average coal tariff rates. For the year-to-date period, higher overall segment earnings were partly offset by lower earnings from the Partnership's coal marketing activities.


Operating statistics for the first six months of 1999 and 1998 are as follows:

                                             Six Months Ended June 30,
                                                 1999        1998
                                                -----------------
      Pacific Operations
           Delivery Volumes(MMBbls)             186.1       129.3
           Average Revenue ($/Bbl)              $0.68       $0.67

      Mid-Continent Operations *
           Delivery Volumes (MMBbls)             23.7        22.3
           Average Tariff ($/Bbl)               $0.69       $0.70

      Bulk Terminals
           Transport Volumes (MM Tons)           19.8         6.1
      ------------------------------------------------------------------------
      *   North System and Cypress only.





   Earnings contribution by business segment for the first six months of 1999 and 1998 is as follows:


                  Earnings Contribution by Business Segment**
                                  (Unaudited)
                                (In Thousands)
                                               Six Months Ended June 30,
                                                  1999           1998
                                                 --------------------
      Pacific Operations                       $88,029        $52,888
      Mid-Continent Operations                 $19,139        $17,290
      Bulk Terminals                           $19,187         $6,359
      ------------------------------------------------------------------------
      ** Excludes general and administrative expenses, debt costs, and minority interest. Includes the results of acquired operations from the date of acquisition.


      Income items not attributable to any segment include general and administrative expenses, unallocable interest income and expense and minority interest expenses. Total Partnership general and administrative expenses increased $2.6 million to $16.8 million in the first six months of 1999 compared with $14.2 million in the same period of 1998. The increase was due to the inclusion of a full six months of the Pacific Operations as well as additional general and administrative expenses associated with new acquisitions and investments made by the Partnership in the second half of 1998. Total Partnership interest expense, net of interest income, was $24.0 million in the second quarter of 1999 compared to $17.8 million in the same year-earlier period. The increase was due to expenses related to the financing of the Partnership's 1998 investments.

      Due to the acquisition of Kinder Morgan Bulk Terminals, Inc. and the Partnership's equity investments in Plantation Pipe Line Company, the Partnership reported income tax expense of $3.5 million for the six-month period ended June 30, 1999. The Partnership reported no income tax expense for the first six-month period of 1998.

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

Cash Provided by Operating Activities

      Net cash provided by operating activities was $93.7 million for the six months ended June 30, 1999, versus $46.4 million in the comparable period of 1998. The period-to-period increase of $47.3 million in cash flow from operations was primarily the result of higher net earnings, distributions from equity investments and non-cash depreciation and amortization charges. Higher earnings and depreciation charges, chiefly due to business acquisitions made during 1998, increased $39.9 million and $10.0 million, respectively, in the first six months of 1999 when compared with the same period in 1998. Distributions from the Partnership's investment in Plantation Pipe Line Company and increased distributions from the investment in Shell CO2 Company were the primary factors for the $10.1 million increase in equity investment distributions. The overall increase in cash provided by operating activities was partially offset by higher earnings from equity investments, higher payments for pipeline right-of-way easements and period-to-period reductions changes in the FERC Rate Case reserve established for the Pacific Operations.

Cash Used in Investing Activities

      Net cash used in investing activities was $168.1 million for the six month period ended June 30, 1999, compared to $110.3 million in the same year-earlier period. The $57.8 million net increase includes a $98.6 million increase in equity investment contributions. The increase in equity investment contributions was primarily the result of the Partnership's $124.2 million investment in Plantation Pipe Line Company made in June 1999, as compared to the $25.0 million equity acquisition in Shell CO2 Company made in March 1998. The increase in funds utilized in investing activities is also attributable to increased capital expenditures driven primarily by continued investment in the Partnership's Pacific Operations, offset by lower expenditures for strategic acquisitions in the 1999 period. The six month period ended June 30, 1998 included $74.7 million used for the March 1998 acquisition of the Pacific Operations. All funds classified as additions to property, plant and equipment include both expansion and maintenance projects.

Cash Provided by Financing Activities

      Net Cash provided by financing activities amounted to $65.4 million for the six month period ended June 30, 1999. This decrease of $29.0 million from the comparable 1998 period was the result of $212.3 million in proceeds received from the June 1998 public offering of Partnership units and a year-to-year increase of $51.0 million in distributions to partners. The net decrease in cash provided by financing activities was offset by an increase of $232.1 million from overall debt financing activities.

      Distributions to all partners increased to $91.4 million in the six month period ended June 30, 1999, compared to $40.4 million in the comparable 1998 period. The increase in distributions was due to an increase in the per unit distribution paid, the number of units outstanding and the general partner incentive distributions which resulted from increased distributions to unitholders. The Partnership paid distributions of $1.35 per unit in the first six months of 1999 compared with $1.125 per unit in the first six months of 1998.

      The 20% increase in paid distributions per unit resulted from favorable operating results in 1999. On July 15, 1999, the Partnership declared a distribution of $0.70 per unit for the second quarter of 1999. The Partnership believes that future operating results will continue to support similar levels of quarterly cash distributions, however, no assurance can be given that future distributions will continue at such levels.

      The partnership agreement requires the Partnership to distribute 100% of "Available Cash" (as defined in the partnership agreement) to the Partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available Cash consists generally of all cash receipts of the Partnership and its operating partnerships, less cash disbursements and net additions to reserves and amounts payable to the minority interest owner, the former Santa Fe general partner, in respect of its 0.5% interest in SFPP.

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

      In general, Available Cash for each quarter is distributed, first, 98% to the limited partners and 2% to the general partner until the limited partners have received a total of $0.3025 per unit for such quarter, second, 85% to the limited partners and 15% to the general partner until the limited partners have received a total of $0.3575 per unit for such quarter, third, 75% to the limited partners and 25% to the general partner until the limited partners have received a total of $0.4675 per unit for such quarter, and fourth, thereafter 50% to the limited partners and 50% to the general partner. Incentive distributions are generally defined as all cash distributions to the general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner's incentive distribution declared by the Partnership for the second quarter of 1999 was $13.1 million, while the incentive distribution paid during the first six months of 1999 and 1998 were $23.8 million and $4.8 million, respectively.

Year 2000

The Partnership is currently implementing a five phase program to achieve Year 2000 compliance. The five steps are inventory, assessment, testing, remediation, and contingency planning. The Partnership is evaluating both information technology systems ("IT") and non-IT systems such as those that include embedded technology.

The Partnership has completed the system inventory phase. In the system inventory phase, all hardware and critical software was inventoried and a database of systems that needed further assessment was created.

The Partnership has completed the assessment phase. In the assessment phase, specific Year 2000 issues and solutions were identified.

The Partnership has begun the system testing phase. In the system testing phase, real world tests on critical systems are run to insure that they will operate properly during and after the Year 2000. The Partnership anticipates completing the system testing phase by the end of August 1999.

The Partnership has begun the remediation phase. In the remediation phase, problems that arise in the Partnership's assessment and system testing phases are corrected. The Partnership anticipates completing the remediation of critical systems by the end of September 1999, and all other remediation by the end of October 1999.

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

While the Partnership has budgeted sufficient funds to address the Year 2000 problem, the Partnership does not believe that any material expenditures will be required to address the Year 2000 problem as it relates to existing systems. However, uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance. Therefore, the Partnership cannot give any assurance that unexpected Year 2000 compliance problems of either the Partnership or its vendors, customers, and service providers would not materially and adversely affect the Partnership's business, financial condition or operating results.

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

      See Part I, Item 1, Note 3 to Consolidated Financial Statements entitled "Litigation" which is incorporated herein by reference.


ITEM 5.  Other Information

      None.


ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

*3.1 - Second Amendment to Amended and Restated Agreement of Limited Partnership dated as of February 14, 1997 (filed as Exhibit 3.1 to Amendment No. 1 to Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-4, file No. 333-46709, filed on April 13, 1999)
*4.1 - Specimen Certificate representing Common Units (filed as Exhibit 4.1 to Amendment No. 1 to Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-4, file No. 333-44519, filed on February 4, 1998)
*4.2 - Indenture dated as of January 29, 1999 among the Partnership, the guarantors listed on the signature page thereto and U.S. Trust Company of Texas, N.A., as trustee, relating to Senior Debt Securities (filed as Exhibit 4.1 to the Partnership's Form 8-K dated January 29, 1999 (the "January 29, 1999 Form 8-K"))
*4.3 - First Supplemental Indenture dated as of January 29, 1999 among the Partnership, the subsidiary guarantors listed on the signature page thereto and U.S. Trust Company of Texas, N.A., as trustee, relating to $250,000,000 of 6.30% Senior Notes due February 1, 2009 (filed as
        Exhibit 4.2 to the January 29, 1999 Form 8-K)
*4.4 - Amended and Restated Credit Agreement dated as of December 1, 1998 among the Partnership, Kinder Morgan Operating L.P. "B", the subsidiary guarantors listed on the signature page thereto, the lenders party thereto and First Union National Bank, as agent (filed as Exhibit 4.4 to the Partnership's Form 10-K for 1998 (the "1998 Form 10-K"))
*4.5 -  First Amendment, dated December 21, 1998 to Amended and Restated
        Credit Agreement among the Partnership, Kinder Morgan Operating L.P. "B", the subsidiary guarantors listed on the signature page thereto, the lenders party thereto and First Union National Bank, as agent (filed as Exhibit 4.5 to 1998 Form 10-K)
 4.6 - Second Amendment, dated June 16, 1999, to Amended and Restated Credit Agreement among the Partnership, Kinder Morgan Operating L.P. "B", the subsidiary guarantors listed on the signature page thereto, the lenders party thereto and First Union National Bank, as agent
*4.7 - First Mortgage Note Agreement dated December 8, 1988 among Southern Pacific Pipe Lines Partnership, L.P. (now known as SFPP, L.P.) and the Purchasers listed on Schedule A (a conformed composite of 54 separate agreements, identical except for signatures) (filed as Exhibit 4.2 to Form 10-K for Santa Fe Pacific Pipeline Partners, L.P. for 1988, file no. 001-10066 ("Santa Fe 1988 Form 10-K"))

*4.8    - Consent and Amendment dated as of December 19, 1997 between the noteholders and SFPP, L.P. (a conformed composite of the separate agreements with each noteholder, identical except for signatures) (Exhibit 4.14.1 to the Partnership's Form 10-K for 1997)
*4.9    - Deed of Trust, Security Agreement and Fixture Filing, dated December
          8, 1988, between SFPP, L.P., its general partner, Chicago Title Insurance Company and Security Pacific National Bank (Exhibit 4.3 to Santa Fe 1988 Form 10-K)
*4.10   - Trust Agreement dated December 19, 1988, between SFPP, L.P., its general partner and Security Pacific National Bank (Exhibit 4.4 to Sanga Fe 1988 Form 10-K)
*4.11   - Amended and Restated Credit Agreement dated as of August 11, 1997 among SFPP, L.P., Bank of America National Trust and Savings Association, as agent, Texas Commerce Bank National Association, as syndication agent, Bank of Montreal, as documentation agent, BancAmerica Securities, Inc., as arranger, and the lenders that are signatories thereto. As the maximum allowable borrowings under this facility do not exceed 10% of the Registrant's total assets, this instrument is not filed as an exhibit to this Report, however, the Registrant hereby agrees to furnish a copy of such instrument to the Securities and Exchange Commission upon request.
10.1 - Third Amendment to Credit Agreement, dated as of May 7, 1999, among Kinder Morgan, Inc. and First Union National Bank
27.1    - Financial Data Schedule for Kinder Morgan Energy Partners, L.P.
27.2    - Financial Data Schedule for Kinder Morgan Operating L.P. "A"
27.3    - Financial Data Schedule for Kinder Morgan Operating L.P. "B"
27.4    - Financial Data Schedule for Kinder Morgan Operating L.P. "C"
27.5    - Financial Data Schedule for Kinder Morgan Operating L.P. "D"
27.6    - Financial Data Schedule for Kinder Morgan Natural Gas Liquids
          Corporation
27.7    - Financial Data Schedule for Kinder Morgan CO2, LLC
27.8    - Financial Data Schedule for Kinder Morgan Bulk Terminals, Inc.

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

Date: August 5, 1999