Form 10-Q
period 1999-09-30
KINDER MORGAN ENERGY PARTNERS L P
filed 1999-11-12
CIK 888228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999


                         Commission File Number 1-11234
                       KINDER MORGAN ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



                     Delaware                          76-0380342
           -------------------------------     -------------------------------
           (State or other jurisdiction of     (I.R.S. Employer Identification
           incorporation or organization)                Number)


                1301 McKinney St.
                   Suite 3450
                 Houston, Texas                            77010
           --------------------------------    -------------------------------
           (Address of principal executive               (Zip Code)
                     Offices)


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


     The Registrant had 49,327,237 units outstanding at November 8, 1999.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                        Page No.

        PART I. FINANCIAL INFORMATION


           ITEM 1. - Financial Statements (Unaudited)

                   Consolidated Statements of Income - Three Months
                   and Nine Months Ended September 30, 1999 and 19983       3

                   Consolidated Balance Sheets - September 30, 1999 and
                   December 31, 1998                                        4

                   Consolidated Statements of Cash Flows - Nine Months
                   Ended September 30, 1999 and 1998                        5

                   Notes to Consolidated Financial Statements               6


           ITEM 2. - Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        15


           ITEM 3. - Quantitative and Qualitative Disclosures about
                      Market Risk                                          23





        PART II. OTHER INFORMATION


           ITEM 1. - Legal Proceedings                                     24


           ITEM 5. - Other Information                                     24


           ITEM 6. - Exhibits and Reports on Form 8-K                      24

                                        PART I. FINANCIAL INFORMATION
                                   ITEM 1. Financial Statements (Unaudited)

                             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                    (In Thousands Except Per Unit Amounts)
                                                 (Unaudited)

                                                                Three Months Ended        Nine Months Ended
                                                                   September 30,            September 30,
                                                                 1999        1998         1999         1998
                                                              ----------- -----------  -----------  -----------

Revenues                                                      $  104,388  $  101,900   $  307,370   $  220,685

Costs and Expenses
  Operating expenses                                              31,907      34,252       91,813       65,041
  Depreciation and amortization                                   13,013      11,050       37,358       25,440
  General and administrative                                       7,940      11,788       24,700       25,946
  Taxes, other than income taxes                                   4,093       3,187       12,518        8,173
                                                              ----------- -----------  -----------  -----------
                                                                  56,953      60,277      166,389      124,600
                                                              ----------- -----------  -----------  -----------

Operating Income                                                  47,435      41,623      140,981       96,085

Other Income (Expense)
  Earnings from equity investments                                13,400       5,810       31,101       16,417
  Interest, net                                                  (14,197)     (9,613)     (38,180)     (27,386)
  Other, net                                                       2,524      (2,089)       4,411       (4,631)
  Gain on sale of equity interest and special charges             10,063           -       10,063            -
Minority Interest                                                   (868)       (447)      (2,294)        (924)
                                                              ----------- -----------  -----------  -----------

Income Before Income Taxes and Extraordinary charge               58,357      35,284      146,082       79,561

Income Tax (Expense)                                              (3,209)       (168)      (6,752)        (168)
                                                              ----------- -----------  -----------  -----------

Income Before Extraordinary charge                                55,148      35,116      139,330       79,393

Extraordinary charge on early extinguishment of debt              (2,595)          -       (2,595)     (13,611)
                                                              ----------- -----------  -----------  -----------

Net Income                                                  $     52,553      35,116 $    136,735 $     65,782
                                                              =========== ===========  ===========  ===========


Calculation of Limited Partners' Interest in Net Income:
Income Before Extraordinary charge                          $     55,148      35,116 $    139,330 $     79,393
Less: General Partner's interest in Net Income                   (14,797)    (10,031)     (41,545)     (22,458)
                                                              ----------- -----------  -----------  -----------
Limited Partners' Net Income before extraord. charge              40,351      25,085       97,785       56,935
Less:  Extraord. charge on early exting. of debt                  (2,595)          -       (2,595)     (13,611)
                                                              =========== ===========  ===========  ===========
Limited Partners' Net Income                                $     37,756      25,085 $     95,190 $     43,324
                                                              =========== ===========  ===========  ===========

Net Income per Unit before extraordinary charge             $       0.82        0.52 $       2.00 $       1.53
                                                              =========== ===========  ===========  ===========

Extraordinary charge per Unit                               $      (0.05)          - $      (0.05)$      (0.36)
                                                              =========== ===========  ===========  ===========

Net Income per Unit                                         $       0.77        0.52 $       1.95 $       1.17
                                                              =========== ===========  ===========  ===========

Number of Units used in Computation                               48,927      47,837       48,854       37,180
                                                              =========== ===========  ===========  ===========

           The accompanying notes are an integral part of these consolidated financial statements.


               KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                 September 30,   December 31,
                                                    1999             1998
                                                -------------  -----------------
                                                 (Unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                  $       29,744 $           31,735
   Accounts and notes receivable                      60,253             44,125
   Inventories
     Products                                          8,310              2,901
     Materials and supplies                            2,855              2,640
   Other Current Assets                                  205                  -
                                                -------------  -----------------
                                                     101,367             81,401
                                                -------------  -----------------

Property, Plant and Equipment, at cost             1,925,653          1,836,719
   Less accumulated depreciation                     105,916             73,333
                                                -------------  -----------------
                                                   1,819,737          1,763,386
                                                -------------  -----------------

Equity Investments                                   331,592            238,608
                                                -------------  -----------------

Intangibles                                           56,506             58,536
Deferred charges and other assets                     17,003             10,341
                                                =============  =================
TOTAL ASSETS                                  $    2,326,205 $        2,152,272
                                                =============  =================


LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts and notes payable                 $       30,519 $           25,642
   Accrued liabilities                                31,622             18,230
   Accrued employee benefits                           5,793              9,415
   Accrued taxes                                       7,669              4,195
                                                -------------  -----------------
                                                      75,603             57,482
                                                -------------  -----------------

Long-Term Liabilities and Deferred Credits
   Long-term debt                                    765,398            611,571
   Other                                              92,452            104,789
                                                -------------  -----------------
                                                     857,850            716,360
                                                -------------  -----------------

Commitments and Contingencies

Minority Interest                                     18,557             17,767
                                                -------------  -----------------
Partners' Capital
   Common Units                                    1,358,489          1,348,591
   General Partner                                    15,706             12,072
                                                -------------  -----------------
                                                   1,374,195          1,360,663
                                                -------------  -----------------
                                                =============  =================
TOTAL LIABILITIES AND PARTNERS' CAPITAL       $    2,326,205 $        2,152,272
                                                =============  =================

The accompanying notes are an integral part of these consolidated financial statements.

                       KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)
                                                                              Nine Months Ended
                                                                                September 30,
                                                                            1999           1998
                                                                         ------------  -------------
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities
    Net income                                                           $   136,735   $     65,782
    Extraordinary charge on early extinguishment of debt                       2,595         13,611
    Depreciation and amortization                                             37,358         25,440
    Earnings from equity investments                                         (31,101)       (16,417)
    Gain on sale of equity interest and special charges                      (10,063)             -
    Distributions from equity investments                                     25,082         12,248
    Changes in components of working capital                                  (6,370)         7,116
    Other, net                                                                (9,428)        (2,577)
                                                                         ------------  -------------
Net Cash Provided by Operating Activities                                    144,808        105,203
                                                                         ------------  -------------

Cash Flows From Investing Activities
    Acquisitions of assets                                                   (13,984)       (74,706)
    Additions to property, plant and equipment for
        expansion and maintenance projects                                   (61,696)       (23,529)
    Sale of investments, property, plant and equipment                        42,870             46
    Acquisitions of equity investments                                      (124,163)      (135,000)
    Contributions to equity investments                                         (800)        (1,192)
                                                                         ------------  -------------
Net Cash Used in Investing Activities                                       (157,773)      (234,381)
                                                                         ------------  -------------

Cash Flows From Financing Activities
    Issuance of debt                                                         424,734        415,089
    Payment of debt                                                         (270,444)      (375,235)
    Long-term debt - refinancing / issue costs                                (3,611)       (16,471)
    Proceeds from issuance of common units                                         -        212,303
    Contributions from General Partner's Minority Interest                       156         12,488
    Distributions to partners
      Common Units                                                          (100,073)       (61,624)
      General Partner                                                        (37,896)       (17,362)
      Minority Interest                                                       (1,660)        (1,077)
    Other, net                                                                  (232)          (289)
                                                                         ------------  -------------
Net Cash Provided by Financing Activities                                     10,974        167,822
                                                                         ------------  -------------

Increase (Decrease) in Cash and Cash Equivalents                              (1,991)        38,644
Cash and Cash Equivalents, Beginning of Period                                31,735          9,612
                                                                         ============  =============
Cash and Cash Equivalents, End of Period                                 $    29,744   $     48,256
                                                                         ============  =============

Noncash Investing and Financing Activities
 Contribution of net assets to partnership investments                   $        20   $     59,341
 Assets acquired by the issuance of Common Units                         $    15,304   $  1,003,202
 Assets acquired by the assumption of liabilities                        $         -   $    554,182


              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  General

     The unaudited consolidated financial statements included herein have been prepared by Kinder Morgan Energy Partners, L.P. (the "Partnership") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Partnership believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 ("Form 10-K"). The Limited Partners' Net Income per Unit was computed by dividing the Limited Partners' interest in Net Income (before and after the extraordinary charges on early extinguishment of debt) by the weighted average number of units outstanding during the periods.

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

      Pro Forma Information

     The following summarized unaudited Pro Forma Consolidated Income Statement information for the nine months ended September 30, 1998, assumes the above acquisitions had occurred as of January 1, 1998. The unaudited Pro Forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if the Partnership had completed the above acquisitions on the dates indicated or which will be attained in the future.

     The Pro Forma information does not include the effects of the Partnership's acquisitions of an equity interest in Plantation Pipe Line Company on September 15, 1998, or the acquisitions of the Pier IX and Shipyard River Terminals on December 18, 1998. Amounts presented below are in thousands, except for per unit amounts:

                                                         Pro Forma
                                                     Nine Months Ended
  Income Statement                                     Sept. 30, 1998
                                                       --------------
                                                        (Unaudited)
  Revenues                                                $294,031
  Operating Income                                        $111,181
  Net Income before extraordinary charge                   $88,303
  Net Income                                               $74,692
  Net Income per unit before extraordinary charge            $1.38
  Net Income per unit                                        $1.08

      Other Acquisitions

     On September 15, 1998, the Partnership acquired approximately 24% of Plantation Pipe Line Company for $110 million. On June 16, 1999, the Partnership acquired Chevron's approximate 27% interest in Plantation Pipe Line Company for $124.2 million. The Partnership now owns approximately 51% of Plantation Pipe Line Company, and Exxon Pipeline Company, an affiliate of Exxon Corp., owns approximately 49%.

     On September 10, 1999, the Partnership completed its previously announced acquisition of transmix processing plants in Richmond, Virginia and Dorsey Junction, Maryland from Primary Corporation. The Partnership paid Primary $18.25 million in cash and issued 510,147 common units as consideration for the sale.

3.    Gain on Sale of Equity Interest and Special Charges

     During the third quarter of 1999, the Partnership completed its previously announced sale of its partnership interest in the Mont Belvieu fractionation facility for approximately $41.8 million. The Partnership recognized a gain of $14.1 million on the sale. Offsetting the gain amount were charges of approximately $3.6 million relating to the write-off of abandoned project costs, primarily within the Pacific Operations, and a charge of $0.4 million relating to prior years' over-billed storage tank lease fees within the Partnership's Mid-Continent Operations.

4.  Litigation

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

      SPTC Easements

     SFPP and Southern Pacific Transportation Company ("SPTC") are engaged in a judicial reference proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by SPTC should be adjusted pursuant to existing contractual arrangements. Although SFPP received a favorable ruling from the trial court in May 1997, in September 1999, the California Court of Appeals remanded the case back to the trial court for further proceeding. SFPP is accruing amounts for payment of the rental for the subject rights-of-way consistent with the company's expectations of the ultimate outcome of the proceeding.

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

o SFPP is involved in an investigation by the San Bernardino County District Attorney regarding a May 1999 discharge of pipeline hydrotest water from SFPP's Colton facility. In the investigation, it is alleged that SFPP discharged, in violation of applicable environmental laws, a quantity of hydrotest water contaminated with jet fuel into the San Bernardino County Flood Control District Channel. The Partnership is cooperating with the District Attorney in its investigation.

     In addition, the Partnership from time to time is involved in civil proceedings relating to damages alleged to have occurred as a result of accidental leaks or spills of refined petroleum products or natural gas liquids. Among these matters is a lawsuit originally filed in February 1998 against SFPP in the Superior Court of the State of California in and for the County of Solano by 283 individual plaintiffs alleging personal injury and property damage arising from a release in 1996 of petroleum products from SFPP's pipeline running through Elmira, California. An amended complaint was filed on May 22, 1998. No trial date has been set. The Partnership continues to aggressively defend the action, and is currently in the process of settling the personal injury claims of 77 plaintiffs.

     Although no assurance can be given, the Partnership believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations. The Partnership has recorded a reserve for environmental claims in the amount of $17.5 million at September 30, 1999.

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

5.  Distributions

     On August 13, 1999, the Partnership paid a cash distribution for the quarterly period ended June 30, 1999, of $0.70 per unit. The distribution was declared on July 15, 1999, payable to unitholders of record as of July 31, 1999.

     On October 13, 1999, the Partnership declared a cash distribution for the quarterly period ended September 30, 1999, of $0.725 per unit. The distribution will be paid on or before November 12, 1999, to unitholders of record as of October 29, 1999.

6. Long-Term Debt

      The Partnership's debt facilities consist of:

o    a $300 million unsecured five-year credit facility;
o    a $300 million unsecured 364-day credit facility;
o    $250 million of 6.30% Senior Notes due February 1, 2009;
o $244 million of Series F First Mortgage Notes (a subsidiary, SFPP, L.P., is the obligor on the notes);
o    a $175 million secured credit facility of SFPP, L.P.; and
o $23.7 million of tax-exempt bonds due 2024 (a subsidiary, Kinder Morgan Operating L.P. "B" ("OLP-B"), is the obligor on these bonds).

     In February 1998, the Partnership refinanced the first mortgage notes and existing bank credit facilities of Kinder Morgan Operating L.P. "A" with a $325 million secured revolving credit facility expiring in February 2005. On December 1, 1998, the credit facility was amended to release the collateral and the credit facility became unsecured. The credit facility had an outstanding balance of $230 million at December 31, 1998. Borrowings under the credit facility were primarily used to fund the Partnership's investment in Plantation Pipe Line Company in June 1999. During the first nine months of 1999, the weighted average interest rate on the credit facility was approximately 6.04% per annum. On September 29, 1999, the $325 million credit facility was replaced with a $300 million unsecured five-year credit facility expiring in September 2004 and a $300 million unsecured 364-day credit facility. The outstanding balance under the five-year credit facility was $135 million at September 30, 1999. In September 1999, the Partnership recorded an extraordinary charge of $2.6 million related to the retirement of the $325 million credit facility.

     On January 29, 1999, the Partnership closed a public offering of $250 million in principal amount of 6.30% Senior Notes due February 1, 2009 ("Notes") at a price to the public of 99.67% per Note. In the offering, the Partnership received proceeds, net of underwriting discounts and commissions, of approximately $248 million. The proceeds were used to pay the outstanding balance on the Credit Facility and for working capital and other Partnership purposes. In connection with the refinancing of the Partnership's credit facility on September 29, 1999, the Partnership's subsidiaries were released from their guarantees of the credit facility. As a result, the subsidiary guarantees under the Notes were also automatically released in accordance with the terms of the Notes. At September 30, 1999, the unamortized Note liability balance was approximately $249.2 million.

     At September 30, 1999, the outstanding balance under SFPP's Series F notes was $244.0 million. The annual interest rate on the Series F notes is 10.70%, the maturity is December 2004, and interest is payable semiannually in June and December. The Series F notes are payable in annual installments of $31.5 million in 1999, $32.5 million in 2000, $39.5 million in 2001, $42.5 million in 2002, and $37.0 million in 2003. The Series F notes may also be prepaid beginning in December 1999 in full or in part at a price equal to par plus, in certain circumstances, a premium. The Series F notes are secured by mortgages on substantially all of the properties of SFPP (the "Mortgaged Property"). The Series F notes contain certain covenants limiting the amount of additional debt or equity that may be issued and limiting the amount of cash distributions, investments, and property dispositions.

     At September 30, 1999, the outstanding balance under SFPP's bank facility was $111.0 million. The bank credit facility provides for borrowings of up to $175 million due in August 2000 and interest, at a short-term Eurodollar rate, payable quarterly. This bank credit facility is used primarily to fund the Series F payments when due. Borrowings under this facility are also secured by the Mortgaged Property and are generally subject to the same terms and conditions as the Series F notes. At September 30, 1999, the interest rate on the credit facility debt was 5.7325%.

     OLP-B's $23.7 million principal amount of tax-exempt bonds due 2024 were issued by the Jackson-Union Counties Regional Port District. Such bonds bear interest at a weekly floating market rate. During the first nine months of 1999, the weighted average interest rate on these bonds was approximately 3.23% per annum.

7. Partners' Capital

     At December 31, 1997, the Partnership had 14,111,200 units outstanding. From March 6 until June 4, 1998, the Partnership issued 26,548,879 units in connection with the acquisition of SFPP, and on June 12, 1998, the Partnership issued 6,070,578 units in a public offering. On August 13, 1998, the Partnership issued 2,121,033 units to acquire Hall-Buck Marine, Inc. At September 30, 1998, the Partnership had 48,851,690 units outstanding.

     At December 31, 1998, the Partnership had 48,821,690 units outstanding. On January 21, 1999, and January 29, 1999, the Partnership repurchased and immediately cancelled 4,000 and 2,000 units, respectively. On August 30, 1999, the Partnership issued 600 units associated with unit option exercises, and on September 10, 1999, the Partnership issued 510,147 units in connection with the acquisition of net assets from Primary Corporation. At September 30, 1999, the Partnership had 49,326,437 units outstanding.

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

     Incentive distributions allocated to the general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. The Partnership's cash distribution of $0.70 per unit paid on August 13, 1999 for the second quarter of 1999 required an incentive distribution to the General Partner of $13,083,847. The Partnership's cash distribution of $0.63 per unit paid on August 14, 1998 for the second quarter of 1998 required an incentive distribution to the general partner of $9,352,984. The increased incentive distribution paid for the second quarter of 1999 over the distribution paid for the second quarter of 1998 reflects the increase in amount distributed per unit as well as the issuance of additional units.

     The Partnership's declared distribution for the third quarter of 1999 of $0.725 per unit will result in an incentive distribution to the general partner of $14,416,532. This compares to the Partnership's cash distribution of $0.63 per unit and incentive distribution to the general partner of $9,777,501 for the third quarter of 1998. The increased incentive distribution paid for the third quarter of 1999 over the distribution paid for the third quarter of 1998 reflects the increase in amount distributed per unit as well as the issuance of additional units.

8. Reportable Segments

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

      Financial information by segment follows (in thousands):

                               Three Months                    Nine Months
                              Ended Sept. 30,                Ended Sept. 30,
                             1999        1998               1999        1998
                           ----------  ----------         ----------  ----------
Revenues
  Pacific Operations       $  65,200   $  68,605          $ 191,063   $ 154,864
  Mid-Continent Operations    11,075       8,490             29,898      26,846
  Bulk Terminals              28,113      24,805             86,409      38,975
                           ==========  ==========         ==========  ==========
  Total Segments           $ 104,388   $ 101,900          $ 307,370   $ 220,685
                           ==========  ==========         ==========  ==========


Operating expenses
  Pacific Operations       $   9,340   $  14,178          $  29,141   $  31,738
  Mid-Continent Operations     6,485       3,842             13,674      10,370
  Bulk Terminals              16,082      16,232             48,998      22,933
                           ==========  ==========         ==========  ==========
  Total Segments           $  31,907   $  34,252          $  91,813   $  65,041
                           ==========  ==========         ==========  ==========


Operating income
  Pacific Operations       $  45,503   $  44,569          $ 130,768   $  99,755
  Mid-Continent Operations       784       2,164              6,045       9,213
  Bulk Terminals               9,088       6,679             28,870      13,064
                           ==========  ==========         ==========  ==========
  Total Segments           $  55,375   $  53,412          $ 165,683   $ 122,032
                           ==========  ==========         ==========  ==========


Earnings from equity investments
  Pacific Operations       $     393   $     323          $   1,246   $     498
  Mid-Continent Operations    13,005       5,487             29,836      15,919
  Bulk Terminals                   2           -                 19           -
                           ==========  ==========         ==========  ==========
  Total Segments           $  13,400   $   5,810          $  31,101   $  16,417
                           ==========  ==========         ==========  ==========


Segment earnings
  Pacific Operations       $  45,580   $  42,959          $ 133,609   $  95,847
  Mid-Continent Operations    24,481       7,681             43,620      24,971
  Bulk Terminals               8,092       6,242             27,279      12,601
                           ==========  ==========         ==========  ==========
  Total Segments (1)       $  78,153   $  56,882          $ 204,508   $ 133,419
                           ==========  ==========         ==========  ==========


                                            Sept. 30,      Dec. 31,
                 Assets at                     1999          1998
                                            ----------   -----------
                   Pacific Operations       $ 1,586,568  $ 1,549,523
                   Mid-Continent Operations     515,233      381,881
                   Bulk Terminals               191,257      186,298
                                            ===========  ===========
                   Total Segments (2)       $ 2,293,058  $ 2,117,702
                                            ===========  ===========

(1) The following reconciles segment earnings to net income.

                               Three Months                    Nine Months
                              Ended Sept. 30,                Ended Sept. 30,
                             1999        1998               1999        1998
                           ----------  ----------         ----------  ----------
Segment earnings           $  78,153   $  56,882          $ 204,508   $ 133,419
Interest and corporate
 administrative expenses(a)  (23,005)    (21,766)           (65,178)    (54,026)
Extraordinary charge          (2,595)          -             (2,595)    (13,611)
                           ==========  ==========         ==========  ==========
Net Income                 $  52,553   $  35,116          $ 136,735   $  65,782
                           ==========  ==========         ==========  ==========
(a) Includes interest and debt expense, general and administrative expenses, minority interest expense and other insignificant items.

(2)  The following reconciles segment assets to consolidated assets.
                           Sept. 30,     Dec. 31,
Assets at                    1999          1998
                           ----------   ----------
Segment assets            $ 2,293,058  $ 2,117,702
Corporate assets (a)          33,147        34,570
                           ==========   ==========
Total assets              $ 2,326,205  $ 2,152,272
                           ==========   ==========
(a) Includes cash, cash equivalents and certain unallocable deferred charges.


9. Subsequent Events

      On October 7, 1999, Kinder Morgan Inc. ("KMI") completed its previously announced merger with K N Energy, Inc. The combined company has been renamed Kinder Morgan, Inc. and trades under the New York Stock Exchange symbol
"KMI". Kinder Morgan Inc. is the sole stockholder of Kinder Morgan G.P., Inc., the Partnership's general partner.

     In the combination, K N Energy, Inc. issued an aggregate of approximately
41.5 million shares of K N Energy, Inc. stock to the stockholders of KMI in exchange for all of the outstanding shares of KMI. The combined entity (including the Partnership) has an enterprise value of approximately $10.0 billion.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

Third Quarter 1999 Compared With Third Quarter 1998

     For the third consecutive quarter, the Partnership reported record quarterly revenues and net earnings. Total net income for the Partnership was $52.6 million ($0.77 per unit) in the third quarter of 1999 compared with $35.1 million ($0.52 per unit) in the third quarter of 1998. The 1999 third quarter results included an extraordinary charge of $2.6 million related to the write-off of unamortized debt issue costs primarily related to the refinancing of the Partnership's bank credit facility in September 1999. Third quarter 1999 results also included a benefit of $14.1 million related to the sale of the Partnership's interest in the Mont Belvieu fractionation facility, partially offset by special non-recurring charges (see Notes 3 and 6 to the Consolidated Financial Statements).

     There was income growth across all business segments reflecting ongoing strength in the Partnership's pipeline operations, terminal operations, and equity investments. Total Partnership revenues increased 2% to $104.4 million in the third quarter of 1999 compared with $101.9 million in the third quarter of 1998. Operating expenses, excluding depreciation, amortization, and taxes, other than income taxes, decreased $2.4 million (7%) to $31.9 million in the third quarter of 1999 versus $34.3 million in the same prior year period. Total Partnership operating income for the three months ended September 30, 1999 was $47.4 million compared with $41.6 million for the same quarter last year. Third quarter earnings from equity investments were $13.4 million in 1999 versus $5.8 million in 1998. The $7.6 million (131%) increase in equity earnings was mainly due to income realized on the Partnership's investments in Plantation Pipe Line Company, acquired in September 1998 and June 1999.

     The Pacific Operations reported a 6% increase in segment earnings to $45.6 million in the third quarter of 1999 compared with earnings of $43.0 million in the third quarter of 1998. Segment revenues totaled $65.2 million in the third quarter of 1999 versus $68.6 million in the third quarter of 1998. The change in revenue reflects a 2.8% increase in mainline delivery volumes offset by a reduction in pipeline tariff rates. The decline in revenues was more than offset by lower quarterly operating and maintenance expenses. Total operating expenses fell to $9.3 million in the third quarter of 1999 versus $14.2 million in the same year-ago period. The decrease reflects the improvements made to reduce day-to-day operating and maintenance charges and an increase in product gains. As a result of the decrease in operating expenses, operating income totaled $45.5 million in the third quarter of 1999, an increase of 2% over the $44.6 million reported in the same period last year. In the third quarter of 1999, the segment also benefited from reductions in expense accruals made for the FERC rate case reserve as a result of the FERC's opinion relating to an outstanding rate case dispute.

     The Mid-Continent Operations reported segment earnings of $24.5 million in the third quarter of 1999 versus $7.7 million in the comparable period of 1998. Segment revenues and operating expenses were $11.1 million and $6.5 million, respectively, in the third quarter of 1999. These amounts compare to revenues and operating expenses of $8.5 million and $3.8 million, respectively, in the third quarter of 1998. The increases in revenues and expenses in the third quarter of 1999 over the previous year resulted primarily from the inclusion of transmix operations acquired in September 1999 from Primary Corporation. Segment operating income totaled $0.8 million in third quarter

1999 versus $2.2 million in third quarter 1998. The decrease in operating income was due to higher amortization expense associated with the investment in Plantation Pipe Line Company. The segment's earnings from equity investments increased to $13.0 million in the third quarter of 1999 versus $5.5 million in the same period last year. The $7.5 million increase was driven by higher returns from the segment's investments in Plantation Pipe Line Company and the Mont Belvieu fractionation facility. In addition, third quarter 1999 results benefited from the $14.1 million gain on the sale of the Partnership's interest in the Mont Belvieu fractionation facility to Enterprise Products Partners L.P.

     The Bulk Terminals segment reported a 31% increase in net earnings in the third quarter of 1999 compared to the same period in 1998. The segment reported net earnings of $8.1 million on revenues of $28.1 million in the third quarter of 1999. In the same 1998 period, the segment earned $6.2 million on revenues of $24.8 million. The $3.3 million increase in operating revenues in third quarter 1999 over third quarter 1998 was primarily driven by higher volumes from bulk terminal operations, somewhat offset by lower coal marketing revenues. The 1999 increases in segment earnings and revenues also reflect the Partnership's acquisitions of the Pier IX and Shipyard River Terminals in December 1998. Combined operating expenses remained relatively flat at $16.1 million in the third quarter of 1999 and $16.2 million in the third quarter of 1998. An increase in transferred volumes resulted in higher operating, maintenance and power expenses, but the increase was more than offset by lower purchase/sale contracts from coal marketing activities. Operating income for the segment was $9.1 million in third quarter 1999 versus $6.7 million in the same year-earlier period.

          Operating statistics for the third quarter are as follows:

                                                  Third Quarter
                                                 1999        1998
                                                 ----------------
      Pacific Operations
           Mainline Delivery Volumes (MMBbls)    97.3        94.8
           Other Delivery Volumes (MMBbls)        2.3         4.6
           Average Tariff ($/Bbl)               $0.52       $0.55

      Mid-Continent Operations *
           Delivery Volumes (MMBbls)             11.8        10.4
           Average Tariff ($/Bbl)               $0.82       $0.94

      Bulk Terminals
           Transport Volumes (MM Tons)            9.7         8.8
      ------------------------------------------------------------------------
      *   North System and Cypress only.



Earnings contribution by business segment for the third quarter is as follows:

                   Earnings Contribution by Business Segment**
                                   (Unaudited)
                                 (In Thousands)
                                                   Third Quarter
                                                1999           1998
                                               ----------------------

      Pacific Operations                       $45,580        $42,959
      Mid-Continent Operations                 $24,481         $7,681
      Bulk Terminals                           $ 8,092         $6,242
      ------------------------------------------------------------------------
      ** Excludes general and administrative expenses, debt costs, and minority interest. Includes the results of acquired operations from the date of acquisition.

     Income items not attributable to any segment include general and administrative expenses, unallocable interest income and expense and minority interest expenses. General and administrative expenses were $7.9 million in the third quarter of 1999 compared with $11.8 million in the same period of 1998. Unallocated interest expense, net of interest income, was $14.2 million in the third quarter of 1999 compared with $9.5 million in the same year-earlier period. The increase was due to higher average debt balances during the third quarter of 1999. The Partnership reported an increase in income tax expense of $3.0 million in the third quarter of 1999 compared to last year's third quarter. The increase represents the Partnership's higher share of income tax expense from its investment in Plantation Pipe Line Company.



Nine months Ended Sept. 30, 1999 Compared With Nine Months Ended Sept. 30,
1998

     For the nine months ended September 30, 1999, the Partnership reported net earnings of $136.7 million ($1.95 per unit). This amount compares with $65.8 million ($1.17 per unit) reported as net earnings for the first nine months of 1998. Included in the net earnings for both periods were extraordinary charges associated with debt refinancing transactions in the amount of $2.6 million in 1999 and $13.6 million in 1998.

     Overall Partnership revenues increased 39% in the nine-month period ended September 30, 1999 when compared to the same period last year. Revenues totaled $307.4 million for the first nine months of 1999 versus $220.7 million for the same 1998 period. There was revenue growth across all business segments, but the increase was primarily driven by acquisitions within the Bulk Terminals segment in the last half of 1998 and by continued strong demand for gasoline, jet fuel and diesel fuel transported by the Partnership's Pacific Operations segment. As volumes increased across all three operating segments, combined operating expenses, excluding depreciation, amortization, and taxes, other than income taxes, increased to $91.8 million for the first nine months of 1999 versus $65.0 million for the same nine months of 1998. The Partnership's operating income totaled $141.0 million for the nine months ended September 30, 1999 versus $96.1 million in the same period of 1998. Earnings from equity investments in the first nine months of 1999 increased 90% over the same period last year. The Partnership's investments in Plantation Pipe Line Company increased equity earnings to $31.1 million in the nine-month 1999 period versus $16.4 million in the nine-month 1998 period.

     The Pacific Operations reported segment earnings of $133.6 million on operating revenues of $191.1 million for the first nine months of 1999. Segment earnings and operating revenues for the first nine months of 1998 were $95.8 million and $154.9 million, respectively. The 1999 results reflect the inclusion of a full nine months of operations and the continued strong demand for refined products in the Partnership's West Coast markets. Segment operating expenses decreased $2.6 million (8%) to $29.1 million in the first nine months of 1999 versus $31.7 million for the first nine months of 1998. Nine-month earnings from the segment's equity investment in the Colton transmix processing facility increased $0.7 million (150%) to $1.2 million in 1999 from the comparable period in 1998. The increase was the result of higher processing volumes and the inclusion of a full nine months of earnings in 1999. Additionally, the segment benefited from a $6.0 million decrease in other expenses in the first nine months of 1999, when compared to the same period of last year. This decrease was mainly due to lower 1999 expense accruals made for the FERC rate case reserve as a result of the FERC's opinion relating to an outstanding rate case dispute.

     Segment net earnings for the Partnership's Mid-Continent Operations segment were $43.6 million for the nine months ended September 30, 1999. This amount compares with net earnings of $25.0 million for the nine months ended September 30, 1998. Segment revenues increased to $29.9 million in the first nine-month period of 1999 from $26.8 million in the same 1998 period. The 12% increase in segment revenues in 1999 over 1998 was primarily due to the inclusion of revenues produced from the transmix processing facilities acquired in September 1999, and to a 9% increase in volume throughput on the Partnership's North System pipeline. The addition of transmix volumes and the higher volumes on the segment's pipelines resulted in an increase in combined purchase costs, operating and maintenance expenses, and fuel and power expenses. Total operating expenses for the nine months ended September 30, 1999 were $13.7 million versus expenses of $10.4 million for the same prior year period. Segment operating income was $6.0 million and $9.2 million for the nine-month periods ended September 30, 1999 and 1998, respectively. Earnings from equity investments totaled $29.8 million in the first nine months of 1999 compared with earnings of $15.9 million in the same period of 1998. The $13.9 million increase in equity earnings in 1999 over 1998 was the result of returns on the Partnership's investment in Plantation Pipe Line Company, partially offset by lower nine-month earnings from its investment in the Mont Belvieu fractionation facility. The segment also benefited from the $14.1 million gain on the sale of the Partnership's interest in the Mont Belvieu fractionation facility in September 1999.

     The Bulk Terminals segment reported earnings of $27.3 million on operating revenues of $86.4 million for the first nine months of 1999. Segment earnings and operating revenues for the first nine months of 1998 were $12.6 million and $39.0 million, respectively. The segment reported operating expenses of $49.0 million and operating income of $28.9 million for the first nine months of 1999 versus operating expenses of $22.9 million and operating income of $13.1 million for the first nine months of 1998. The 1999 financial results included a full nine months of operations for Kinder Morgan Bulk Terminals, Inc., Pier IX Terminal and Shipyard River Terminal, all acquired in the last half of 1998. Excluding these acquisitions, operating income increased $1.0 million in the first nine months of 1999 compared to the 1998 period. The increase was primarily due to a 20% increase in coal volumes transferred, partially offset by a 5% decrease in average coal tariff rates and lower earnings from the Partnership's coal marketing activities.

Operating statistics for the first nine months of 1999 and 1998 are as follows:


                                           Nine Months Ended Sept. 30,
                                                 1999        1998
                                                -----------------
      Pacific Operations
           Mainline Delivery Volumes (MMBbls)   278.4       215.9
           Other Delivery Volumes (MMBbls)        7.3        12.8
           Average Tariff ($/Bbl)               $0.54       $0.56

      Mid-Continent Operations *
           Delivery Volumes (MMBbls)             35.5        32.7
           Average Tariff ($/Bbl)               $0.88       $0.91

      Bulk Terminals
           Transport Volumes (MM Tons)           29.5        14.9
      ------------------------------------------------------------------------
      *   North System and Cypress only.



          Earnings contribution by business segment for the first nine months of 1999 and 1998 is as follows:


                  Earnings Contribution by Business Segment**
                                   (Unaudited)
                                 (In Thousands)
                                            Nine Months Ended Sept. 30,
                                                1999       1998
                                              -------------------
      Pacific Operations                      $133,609    $95,847
      Mid-Continent Operations                 $43,620    $24,971
      Bulk Terminals                           $27,279    $12,601
      ------------------------------------------------------------------------
      ** Excludes general and administrative expenses, debt costs, and minority interest. Includes the results of acquired operations from the date of acquisition.


     Income items not attributable to any segment include general and administrative expenses, unallocable interest income and expense and minority interest expenses. Total Partnership general and administrative expenses decreased 5% in the first nine months of 1999, when compared to the same period last year. Administrative expenses totaled $24.7 million and $25.9 million for the nine-month periods ended September 30, 1999 and 1998, respectively. Higher average debt balances during the first nine months of 1999 compared to the same 1998 period resulted in greater interest expense charges, net of interest income. Total unallocated Partnership interest expense, net of interest income, was $38.2 million for the first nine months of 1999 versus $27.2 million for the comparable 1998 period. Minority interest expense increased to $2.3 million in the nine-month period ended September 30, 1999 compared to $0.9 million in the same period of 1998. The increase was the result of earnings attributable to the Pacific Operations as well as higher overall Partnership income. Due to the acquisition of Kinder Morgan Bulk Terminals, Inc. and the Partnership's equity investments in Plantation Pipe Line Company, the Partnership reported total income tax expense of $6.8 million for the nine-month period ended September 30, 1999. The Partnership reported $0.2 million of income tax expense for the same nine-month period of 1998.

Financial Condition

     The Partnership's primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, discretionary capital expenditures and quarterly distributions to partners. In addition to utilizing cash generated from operations, the Partnership could meet its cash requirements through borrowings under its credit facilities, issuing additional long-term notes or issuing additional units. The Partnership expects to fund future cash distributions and sustaining capital expenditures with existing cash and cash flows from operating activities. Expansion capital expenditures are expected to be funded through additional Partnership borrowings or issuance of additional units. Interest payments are expected to be paid from cash flows from operating activities and debt principal payments will be met by additional borrowings as they become due or by issuance of additional units.

Cash Provided by Operating Activities

     Net cash provided by operating activities was $144.8 million for the nine months ended September 30, 1999, versus $105.2 million in the comparable period of 1998. The period-to-period increase of $39.6 million in cash flow from operations was primarily the result of higher net earnings, including extraordinary charges, distributions from equity investments and non-cash depreciation and amortization charges. Higher earnings and depreciation charges, chiefly due to business acquisitions made during 1998, increased $59.9 million and $11.9 million, respectively, in the first nine months of 1999 when compared with the same period in 1998. Increased distributions from the Partnership's investments in Plantation Pipe Line Company and Shell CO2 Company were the primary factors for the $12.8 million increase in equity investment distributions. The overall increase in cash provided by operating activities was partially offset by higher earnings from equity investments, the gain on the sale of the Mont Belvieu fractionation facility and lower cash inflows from working capital items and non-current assets and liabilities. The increase in earnings from equity investments resulted primarily from income generated from the Partnership's investment in Plantation Pipe Line Company. The lower cash inflows from working capital items reflect an increase in trade receivable balances, partially offset by increases in accrued interest liabilities.

Cash Used in Investing Activities

     Net cash used in investing activities was $157.8 million for the nine month period ended September 30, 1999, compared to $234.4 million in the comparable 1998 period. The $76.6 million net decrease is primarily attributable to changes in cash flows resulting from net acquisitions and disposals of assets and equity investments. The nine month period ended September 30, 1999 included the $14.0 million used for the September 1999 acquisition of the Mid-Continent Operations' transmix processing facilities and $124.2 million used for the Partnership's June 1999 investment in Plantation Pipe Line Company. The nine month period ended September 30, 1998 included $74.7 million used for the March 1998 acquisition of the Pacific Operations and $135.0 million used for the 1998 acquisitions of equity investments in Shell CO2 Company and Plantation Pipe Line Company. Proceeds from the sale of investments, property, plant and equipment for the first nine months of 1999 include the $41.8 million received for the Partnership's interest in the Mont Belvieu fractionation facility. The net decrease in funds utilized in investing activities was somewhat offset by increased capital expenditures driven primarily by continued investment in the Partnership's Pacific Operations. All funds classified as additions to property, plant and equipment include both expansion and maintenance projects.

Cash Provided by Financing Activities

     Net Cash provided by financing activities amounted to $11.0 million for the nine months ended September 30, 1999. This decrease of $156.8 million from the comparable 1998 period was mainly the result of $212.3 million in proceeds received from the June 1998 public offering of Partnership units and a period-to-period increase of $59.6 million in distributions to partners. The overall decrease in cash provided by financing activities was partially offset by an increase of $114.4 million from overall debt financing activities.

     Distributions to all partners increased to $139.6 million in the nine month period ended September 30, 1999, compared to $80.0 million in the comparable 1998 period. The increase in distributions was due to an increase in the per unit distribution paid, the number of units outstanding and the general partner incentive distributions which resulted from increased distributions to unitholders. The Partnership paid distributions of $2.05 per unit in the first nine months of 1999 compared with $1.755 per unit in the first nine months of 1998.

     The 17% increase in paid distributions per unit resulted from favorable operating results in 1999. On October 13, 1999, the Partnership declared a distribution of $0.725 per unit for the third quarter of 1999. The Partnership believes that future operating results will continue to support similar levels of quarterly cash distributions, however, no assurance can be given that future distributions will continue at such levels.

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

     In general, Available Cash for each quarter is distributed, first, 98% to the limited partners and 2% to the general partner until the limited partners have received a total of $0.3025 per unit for such quarter, second, 85% to the limited partners and 15% to the general partner until the limited partners have received a total of $0.3575 per unit for such quarter, third, 75% to the limited partners and 25% to the general partner until the limited partners have received a total of $0.4675 per unit for such quarter, and fourth, thereafter 50% to the limited partners and 50% to the general partner. Incentive distributions are generally defined as all cash distributions to the general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner's incentive distribution declared by the Partnership for the third quarter of 1999 was $14.4 million, while the incentive distribution paid during the first nine months of 1999 and 1998 were $36.9 million and $14.1 million, respectively.

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


     The Partnership has substantially completed the system testing phase. In the system testing phase, real world tests on critical systems are run to ensure that they will operate properly during and after the Year 2000. The Partnership anticipates completing the system testing phase by the end of November 1999.

     The Partnership has begun the remediation phase. In the remediation phase, problems that arise in the Partnership's assessment and system testing phases are corrected. The Partnership anticipates completing the remediation of critical systems by mid-November 1999, and all other remediation by the end of November 1999.

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

     Other than power and communication systems, the Partnership does not believe it has material exposure to third parties' failures to remediate the Year 2000 problem. The Partnership has not sought and does not intend to seek information from material suppliers, customers, or service providers to determine the exact extent to which the Partnership would be effected by third parties' failures to remediate the Year 2000 problem.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None.

                           PART II. OTHER INFORMATION

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES



ITEM 1.  Legal Proceedings

     See Part I, Item 1, Note 4 to Consolidated Financial Statements entitled "Litigation" which is incorporated herein by reference.


ITEM 5.  Other Information

      None.


ITEM 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

*3.1  - Second Amendment to Amended and Restated Agreement of Limited
        Partnership dated as of February 14, 1997 (filed as Exhibit 3.1 to Amendment No. 1 to Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-4, file No. 333-46709, filed on April 13, 1999)
*4.1 - Specimen Certificate representing Common Units (filed as Exhibit 4.1 to Amendment No. 1 to Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-4, file No. 333-44519, filed on February 4, 1998)
*4.2 - Indenture dated as of January 29, 1999 among the Partnership, the guarantors listed on the signature page thereto and U.S. Trust Company of Texas, N.A., as trustee, relating to Senior Debt Securities (filed as Exhibit 4.1 to the Partnership's Form 8-K dated January 29, 1999 (the "January 29, 1999 Form 8-K"))
*4.3  - First  Supplemental  Indenture  dated as of January 29, 1999 among the
        Partnership, the subsidiary guarantors listed on the signature page thereto and U.S. Trust Company of Texas, N.A., as trustee, relating to $250,000,000 of 6.30% Senior Notes due February 1, 2009 (filed as
        Exhibit 4.2 to the January 29, 1999 Form 8-K)
4.4 - Second Supplemental Indenture dated as of September 30, 1999 among the Partnership and U.S. Trust Company of Texas, N.A., as trustee, relating to release of subsidiary guarantors under the $250,000,000 of 6.30% Senior Notes due February 1, 2009
4.5 - Credit Agreement dated as of September 29, 1999 among the Partnership, Kinder Morgan Operating L.P. "B", the lenders party thereto, First
        Union National Bank, as administrative agent, issuing bank and swingline lender, Bank of America, N.A., as syndication agent, and Societe Generale, as documentation agent
4.6 - Credit Agreement dated as of September 29, 1999 among the Partnership, the lenders party thereto, First Union National Bank, as administrative agent, Bank of America, N.A., as syndication agent, and Societe Generale, as documentation agent
*4.7  - First Mortgage Note Agreement dated December 8, 1988 among Southern
        Pacific Pipe Lines Partnership, L.P. (now known as SFPP, L.P.) and the Purchasers listed on Schedule A (a conformed composite of 54 separate agreements, identical except for signatures) (filed as Exhibit 4.2 to Form 10-K for Santa Fe Pacific Pipeline Partners, L.P. for 1988, file no. 001-10066 ("Santa Fe 1988 Form 10-K"))

*4.8  - Consent  and  Amendment  dated as of  December  19,  1997  between the noteholders  and SFPP,  L.P.  (a  conformed  composite  of the  separate agreements with each noteholder, identical except for signatures) (Exhibit 4.14.1 to the Partnership's Form 10-K for 1997)
*4.9  - Deed of Trust,  Security Agreement and Fixture Filing,  dated December
        8, 1988, between SFPP, L.P., its general partner, Chicago Title Insurance Company and Security Pacific National Bank (Exhibit 4.3 to Santa Fe 1988 Form 10-K)
*4.10 - Trust  Agreement  dated  December 19, 1988,  between SFPP,  L.P.,  its general partner and Security Pacific National Bank (Exhibit 4.4 to Santa Fe 1988 Form 10-K)
*4.11 - Amended  and  Restated  Credit  Agreement  dated as of August 11, 1997 among SFPP, L.P., Bank of America National Trust and Savings Association, as agent, Texas Commerce Bank National Association, as syndication agent, Bank of Montreal, as documentation agent, BancAmerica Securities, Inc., as arranger, and the lenders that are signatories thereto. As the maximum allowable borrowings under this facility do not exceed 10% of the Registrant's total assets, this instrument is not filed as an exhibit to this Report, however, the Registrant hereby agrees to furnish a copy of such instrument to the Securities and Exchange Commission upon request.
10.1  - Fourth Amendment to Credit Agreement, dated as of August 13, 1999, among Kinder Morgan, Inc. and First Union National Bank
27    - Financial Data Schedule for Kinder Morgan Energy Partners, L.P.

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


Date: November 8, 1999