Form 10-K405
period 1999-12-31
KINDER MORGAN ENERGY PARTNERS L P
filed 2000-03-14
CIK 888228

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                  F O R M 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                _______________

                   For the fiscal year ended December 31, 1999
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

                                _______________

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   Aggregate market value of the Common Units held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on March 9, 2000 was approximately
$2,072,691,683. This figure assumes that only the general partner of the registrant, Kinder Morgan, Inc. and officers and directors of the general partner of the registrant and Kinder Morgan, Inc. were affiliates. As of March 9, 2000, the registrant had 59,712,109 Common Units outstanding.

                       KINDER MORGAN ENERGY PARTNERS, L.P.
                                TABLE OF CONTENTS


                                                                      Page No.

                                    P A R T I

Items 1 and 2.   Business and Properties                                    3

Item 3.          Legal Proceedings                                         43

Item 4.          Submission of Matters to a Vote of Security Holders       43

                                   P A R T II

Item 5.          Market for the Registrant's Units and Related
                 Security Holder Matters                                   44

Item 6.          Selected Financial Data                                   45

Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operation                        46

Item 7a.         Quantitative and Qualitative Disclosures About
                 Market Risk                                               56

Item 8.          Financial Statements and Supplementary Data               57

Item 9.          Changes in and Disagreements on Accounting and
                 Financial Disclosure                                      57

                                   P A R T III

Item 10.         Directors and Executive Officers of the Registrant        58

Item 11.         Executive Compensation                                    60

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management                                                62

Item 13.         Certain Relationships and Related Transactions            63


                                   P A R T IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K                                               65

Financial Statements                                                      F-1

Signatures                                                                S-1

                                   P A R T I

Items 1. and 2. Business and Properties

  Kinder Morgan Energy Partners, L.P. ("Partnership"), a Delaware limited partnership, is a publicly traded Master Limited Partnership ("MLP") formed in August 1992. The Partnership manages a diversified portfolio of midstream energy assets that provide fee-based services to customers. These assets include pipelines, which transport refined petroleum products, natural gas liquids and natural gas, and terminals, which transport both liquid and bulk products.

   The address of the Partnership's principal executive offices is 1301 McKinney Street, Suite 3450, Houston, Texas 77010 and its telephone number at this address is (713) 844-9500. The Partnership trades under the New York Stock Exchange symbol "KMP". The Partnership's operations are grouped into four reportable business segments. These segments and their major assets are as follows:

   o Pacific Operations, consisting of a 3,300 mile refined petroleum products pipeline system operating in Arizona, California, Nevada, New Mexico, Oregon and Texas, truck-loading terminals and joint venture projects including:
         o  the South Region, consisting of three pipeline segments:
            o  the South Line, which has two pipeline segments:
               o the West Line, which transports petroleum products from the Los Angeles Basin to Phoenix and Tucson, Arizona, including intermediate points; and
               o the East Line, which transports petroleum products from El Paso, Texas to Tucson and Phoenix; and
            o the San Diego Line, extending from Los Angeles to the Partnership's terminals in Orange and San Diego, California;
         o  the North Region, consisting of two pipeline segments:
            o the North Line, which has six pipeline segments originating in Richmond, Concord and Bakersfield, California serving the Partnership's terminals located in Brisbane, Bradshaw, Chico,
               Fresno and San Jose, California and Sparks, Nevada; and
            o  the Oregon Line, extending from its Portland, Oregon origin southward to the Partnership's terminal in Eugene, Oregon;
         o  13 truck-loading terminals; and
         o a 50% interest in the Colton Processing Facility, a petroleum pipeline transmix processing facility located in Colton, California.

   o Mid-Continent Operations, consisting of products pipelines and joint venture projects including:
         o the North System, a 1,600 mile pipeline that transports natural gas liquids and refined petroleum products between south central Kansas and the Chicago area and various intermediate points, including eight terminals;
         o a 51% interest in Plantation Pipe Line Company, which owns and operates a 3,100 mile refined petroleum products pipeline system throughout the southeastern United States;
         o a 20% limited partner interest in Shell CO2 Company, which transports, markets and produces CO2 for use in enhanced oil recovery operations in the continental United States. On March 9, 2000, the Partnership announced it had reached a definitive agreement to acquire the remaining 80% interest in Shell CO2 Company;
         o the Cypress Pipeline, which transports natural gas liquids from Mont Belvieu, Texas to a major petrochemical producer in Lake Charles, Louisiana;
         o transmix operations, which includes the processing and marketing of petroleum pipeline transmix along the Atlantic Coast via two transmix processing plants;
         o a 50% interest in the Heartland Pipeline Company, which ships refined petroleum products in the Midwest; and
         o the Painter Gas Processing Plant, a natural gas processing plant, fractionator and natural gas liquids terminal with truck and rail loading facilities. The Painter Plant is leased to BP Amoco under a long-term arrangement.

   o Natural Gas Operations, consisting of assets acquired in late 1999, including:
         o Kinder Morgan Interstate Gas Transmission LLC ("KMIGT"), which owns a 6,700 mile natural gas pipeline, including the Pony Express pipeline facilities, that extends from northwestern Wyoming east into Nebraska and Missouri and south through Colorado and Kansas;
         o a 66 2/3% interest in the Trailblazer Pipeline Company, which transmits natural gas from Colorado through southeastern Wyoming to Beatrice, Nebraska; and
         o a 49% interest in the Red Cedar Gathering Company, which gathers natural gas in La Plata County, Colorado and owns and operates a CO2 processing plant.

   o Bulk Terminals, comprised of over 20 owned or operated bulk terminal facilities, including:
         o coal terminals located in Cora, Illinois; Paducah, Kentucky; Newport News, Virginia; Mount Vernon, Indiana; and Los Angeles, California;
         o petroleum coke terminals located on the lower Mississippi River and along the west coast of the United States; and
         o other bulk terminals handling alumina, cement, salt, soda ash, fertilizer and other dry bulk materials.

   Business Strategy

   Management's objective is to operate as a low-cost, growth-oriented MLP by:

   o  reducing operating expenses;
   o  better utilizing and expanding its asset base; and
   o making selective, strategic acquisitions that will increase unitholder distributions. Management has announced a target of approximately $1 billion of acquisitions annually.

   The general partner's incentive distributions provide it with a strong motivation to increase unitholder distributions through successful management and business growth. The Partnership is the largest pipeline MLP in terms of market capitalization and the second largest products pipeline system in the United States in terms of volumes delivered. Generally, the Partnership transports and/or handles products for a fee and is not engaged in the purchase and resale of commodity products. As a result, the Partnership does not face significant risks relating directly to shifts in commodity prices.

   Pacific Operations. The Partnership plans to continue to expand its presence in the rapidly growing refined products market in the Western United States through incremental expansions of the Pacific Operations and acquisitions that increase unitholder distributions. In May 1999, the Partnership completed an expansion of its Southern California products pipeline system. The expansion involved construction of 13 miles of 16-inch diameter pipeline from Carson, California to Norwalk, California, and increased the capacity of the West Line Southern California products pipeline system from 340,000 barrels per day to 520,000 barrels per day, an increase of over 50%.

   Mid-Continent Operations. Because the North System serves a relatively mature market, the Partnership intends to focus on increasing throughput within the system by remaining a reliable, cost-effective provider of transportation services and by continuing to increase the range of products transported and services offered. The Partnership believes favorable demographics in the southeastern United States will serve as a platform for increased use and expansion of Plantation's pipeline system, which serves major metropolitan areas, including Birmingham, Alabama; Atlanta, Georgia; Charlotte, North Carolina; and the Washington, D.C. area. Within the Permian Basin, the strategy of Shell CO2 Company is to offer customers "one-stop shopping" for CO2 supply, transportation and technical support service. Outside the Permian Basin, Shell CO2 Company intends to compete aggressively for new supply and transportation projects. The Partnership believes these projects will arise as other U.S. oil producing basins mature and make the transition from primary production to enhanced recovery methods. The acquisition of the transmix operations, in September 1999, strengthened the Partnership's existing transmix processing business and added fee-based services related to its core refined products pipeline business.

   Natural Gas Operations. KMIGT also serves a stable, mature market, and thus the Partnership is focused on reducing costs and securing throughput for this pipeline. New measurement systems and other improvements will aid in managing expenses. Expansion and storage opportunities will be explored to increase utilization levels. Shippers have expressed interest in expanding the Trailblazer pipeline, which the Partnership will pursue if it can obtain commitments for the additional capacity. The Red Cedar Gathering Company, a partnership with the Southern Ute Indian Tribe, is pursuing other gathering and processing opportunities on tribal land. The unique position of the Southern Ute Indian Tribe in Red Cedar should continue to provide growth opportunities.

   Bulk Terminals. The Partnership is dedicated to growing its bulk terminal business and has a target of investing $100 to $200 million in the business per year. Investments will be made to expand and improve existing facilities, particularly those facilities that handle low-sulfur western coal. The Partnership will also consider making selective acquisitions that are accretive to unitholder distributions. Additionally, the Partnership plans to design, construct and operate new facilities for current and prospective customers. The Partnership believes it can use newly acquired or developed facilities to leverage its operational expertise and customer relationships.

   Recent Developments

   On October 7, 1999, K N Energy, Inc. acquired Kinder Morgan, Inc., a Delaware corporation ("Kinder Morgan - Delaware"). Kinder Morgan - Delaware is the sole stockholder of Kinder Morgan G.P., which is the general partner of the Partnership. At the time of the closing of the acquisition, K N Energy, Inc. changed is name to Kinder Morgan, Inc. It is referred to as "KMI" in this report. In connection with the acquisition, Richard Kinder, Chairman and Chief Executive Officer of the general partner, became the Chairman and Chief Executive Officer of KMI.

   KMI (traded on the New York Stock Exchange under the symbol "KMI") is one of the largest midstream energy companies in America. Its operations include natural gas transportation and storage, retail natural gas distribution and electric generation development. KMI, through its general partner interest, operates the Partnership, and also holds a significant limited partner interest. Combined, these two entities have an enterprise value of approximately $10 billion.

   During 1999, the Partnership completed four major transactions that contributed to Partnership assets increasing 50% and to Partnership net income increasing 76% from 1998 levels. In addition, distributions per unit increased 12% from $0.65 for the fourth quarter of 1998 to $0.725 for the fourth quarter of 1999.

   The following is a brief listing of the transactions completed during 1999. Additional information regarding these transactions and the acquired assets is contained in the rest of this report.

   o On June 16, 1999, the Partnership acquired an additional 27% of Plantation Pipe Line Company for $124.2 million. As a result of this investment, the Partnership now owns 51.17% of Plantation Pipe Line Company;
   o On September 10, 1999, the Partnership acquired certain net assets, including two transmix processing plants, for $18.25 million and the issuance of 510,147 units. These assets currently comprise the Partnership's transmix operations;
   o Effective November 30, 1999, the Partnership acquired a 33 1/3% interest in Trailblazer Pipeline Company for $37.6 million; and
   o Effective December 31, 1999, KMI transferred over $700 million of assets to the Partnership for $330 million and the issuance of 9.81 million units. The Partnership financed a portion of the $330 million through KMI and plans to repay that amount by the end of the first quarter of 2000. Assets included in the transfer were KMIGT, formerly K N Interstate Gas Transmission Co., an additional 33 1/3% interest in Trailblazer Pipeline Company and a 49% interest in the Red Cedar Gathering Company. As a result of this transaction, KMI owns 17.9% of the outstanding units as of March 9, 2000.

   On February 7, 2000, the Partnership announced that it had acquired all shares of the capital stock of Milwaukee Bulk Terminals, Inc. and Dakota Bulk Terminal, Inc., both Wisconsin corporations. The purchase price for the shares of these entities was approximately $24.1 million, including the issuance of 574,172 units. The effective date of the acquisitions was January 1, 2000, and going forward from this date, the Partnership will include the activities of these two terminals as part of the Bulk Terminals business segment.

   On March 9, 2000, the Partnership announced it had reached a definitive agreement to increase its interest in Shell CO2 Company to 100%. The Partnership will acquire the remaining 78% limited partner interest and the 2% general partner interest in Shell CO2 Company from affiliates of Shell Exploration & Production Company. The transaction price is $185.5 million, and the closing of the transaction is expected to occur around April 1, 2000.

   During the third quarter of 1999, the Partnership completed the sale of its 25% partnership interest in the Mont Belvieu fractionation facility to Enterprise Products Partners, L.P. for approximately $41.8 million. The Partnership recognized a gain of $14.1 million on the sale. Since the Partnership does not actively trade NGLs and seeks to avoid commodity risk, the Partnership determined that the sale of the passive interest in the fractionation facility would produce proceeds that could be better utilized in its core fee-based pipeline and terminal businesses.

   Pacific Operations

   The Partnership's Pacific Operations include interstate common carrier pipelines regulated by the Federal Energy Regulatory Commission ("FERC"), intrastate pipelines in California regulated by the California Public Utilities Commission ("CPUC"), non rate-regulated terminal operations and a 50% interest in the Colton Processing Facility.

   The Pacific Operations are split into a South Region and a North Region. Combined, the two regions consist of five pipeline segments that serve six western states with approximately 3,300 miles of refined petroleum products pipeline and related terminal facilities.

   Refined petroleum products and related uses are:

Product              Use
---------------------------------------------------------------
Gasoline             Transportation
Diesel fuel          Transportation (auto, rail, marine),
                     farm, industrial and commercial
Jet fuel             Commercial and military air
                     transportation
---------------------------------------------------------------

   The Pacific Operations pipelines transport over one million barrels per day of refined petroleum products. The three main product types transported are gasoline (62%), diesel fuel (21%) and jet fuel (17%). The Pacific Operations also include 13 truck-loading terminals and provide pipeline service to approximately 44 customer-owned terminals, three commercial airports and 12 military bases.

   The Pacific Operations pipeline assets provide refined petroleum products to some of the fastest growing populations in the United States. Significant increases in population have occurred in southern California, Las Vegas, Nevada and the Tucson-Phoenix, Arizona region. Pipeline transportation of gasoline and jet fuel has a direct correlation with demographic patterns. The Partnership believes that the positive demographics associated with the markets served by the Pacific Operations will continue in the foreseeable future.

   South Region.

   The South Region consists of three pipeline segments: the West Line, the East Line and the San Diego Line.

   The West Line consists of approximately 570 miles of primary pipeline and currently transports products for approximately 50 shippers from seven refineries and three pipeline terminals in the Los Angeles Basin to Phoenix and Tucson, Arizona and various intermediate commercial and military delivery points. Also, a significant portion of West Line volumes are transported to Colton, California for local distribution and for delivery to Calnev Pipeline, an unaffiliated common carrier of refined petroleum products to Las Vegas, Nevada and intermediate points. The West Line serves Partnership terminals located in Colton and Imperial, California as well as in Phoenix and Tucson.

   In May 1999, the Partnership completed an expansion of its West Line Southern California products pipeline system. The expansion involved construction of 13 miles of 16-inch diameter pipeline from Carson, California to Norwalk, California. The new pipeline connects to an existing Partnership 16-inch diameter pipeline from Norwalk to Colton and provides additional capacity between Carson and Colton. Prior to the expansion, the existing pipeline between Carson and Colton had been operating at maximum capacity. The additional pipe increases the capacity of this segment of the pipeline system from 340,000 barrels per day to 520,000 barrels per day, an increase of over 50%.

   The East Line is comprised of two parallel lines originating in El Paso, Texas and continuing approximately 300 miles west to the Tucson terminal and one line continuing northwest approximately 130 miles from Tucson to Phoenix, Arizona. All products received by the East Line at El Paso come from a refinery in El Paso or are delivered through connections with non-affiliated pipelines from refineries in west Texas and Artesia, New Mexico. The East Line serves Partnership terminals located in Tucson and Phoenix, Arizona.

   The San Diego Line is a 135-mile pipeline serving major population areas in Orange County (immediately south of Los Angeles) and San Diego. The same refineries and terminals that supply the West Line also supply the San Diego Line. This line extends south to serve Partnership terminals in the cities of Orange and San Diego. On February 25, 1999, the Partnership announced an expansion of the San Diego Line. The expansion project will cost approximately $22 million and consists of the construction of 23 miles of 16-inch diameter pipe, and other appurtenant facilities. The new facilities will increase capacity on the San Diego Line by approximately 25% and will increase the Pacific Operation's capability to transport gasoline, diesel and jet fuel to customers in the rapidly growing Orange County and San Diego, California markets. Permitting for the project was completed in December 1999 and construction started in January 2000.

   North Region.

   The North Region consists of two pipeline segments: the North Line and the Oregon Line.

   The North Line consists of approximately 1,075 miles of pipeline in six segments originating in Richmond, Concord and Bakersfield, California. This line serves the Partnership's terminals located in Brisbane, Bradshaw, Chico, Fresno and San Jose, California, and Sparks, Nevada. The products delivered through the North Line come from refineries in the San Francisco Bay and Bakersfield areas. The North Line also receives product transported from various pipeline and marine terminals that deliver products from foreign and domestic ports. A refinery located in Bakersfield supplies substantially all of the products shipped through the Bakersfield-Fresno segment of the North Line. In 1999, the Partnership completed an expansion of the North Line segments serving the Sacramento and Chico, California, and Reno, Nevada market areas. The expansion included the installation of incremental horsepower at certain pumping facilities and reconfiguration of manifold piping and related facilities. Prior to the expansion, this segment of the pipeline was operating at its maximum capacity and the new and modified facilities increased the capacity and throughput on this segment by 20%.

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

   The capacity of terminaling facilities varies throughout the Pacific Operations and the Partnership does not own terminaling facilities at all pipeline delivery locations. At certain locations, the Partnership makes product deliveries to facilities owned by shippers or independent terminal operators. At its terminals, the Partnership provides truck loading and other terminal services. The Partnership charges a separate fee (in addition to pipeline tariffs) for these additional non rate-regulated services.

   Colton Processing Facility

   The Colton Processing Facility, a transmix processing facility located adjacent to the Partnership's products terminal in Colton, California, was completed in the spring of 1998. The Partnership and Northridge Petroleum Marketing U. S., Inc. each own 50% of the facility. Northridge is a wholly owned subsidiary of TransCanada Energy USA Inc. The facility is designed to process petroleum transmix, a byproduct of transporting petroleum by pipeline. The Partnership is responsible for the operation and maintenance of the facility while Northridge is responsible for securing transmix for processing and selling the refined products. The Colton Processing Facility also processes proprietary transmix on a fee basis for ARCO and Chevron USA. The facility processed approximately 4,000 barrels per day during 1999, which was near the capacity of the facility. Duke Energy is expected to acquire Northridge from TransCanada during the first quarter of 2000. This change of ownership is not expected to have a significant impact on the facility's operations.

   Markets. Currently the Pacific Operations serve in excess of 100 shippers in the refined products market, with the largest customers consisting of:

   o  major petroleum companies;
   o  independent refineries;
   o  the United States military; and
   o  independent marketers and distributors of products.

   A substantial portion of the product volume transported is gasoline. Demand for gasoline depends on such factors as prevailing economic conditions and demographic changes in the markets served. The Partnership expects the majority of the Pacific Operations' markets to maintain growth rates that exceed the national average for the foreseeable future.

   Currently, the California gasoline market is 945,000 barrels per day. The Arizona gasoline market is served primarily by the Partnership at a market demand of 135,000 barrels per day. Nevada's gasoline market is approximately 55,000 barrels per day and Oregon's is approximately 95,000 barrels per day. The distillate (diesel and jet fuel) market is approximately 490,000 barrels per day in California, 75,000 barrels per day in Arizona, 50,000 barrels per day in Nevada and 62,000 barrels per day in Oregon. The Partnership transports over 1 million barrels of petroleum products per day in these states.

   The volume of products transported is directly affected by the level of end-user demand for such products in the geographic regions served. Certain product volumes can experience seasonal variations and, consequently, overall volumes may be lower during the first and fourth quarters of each year.

   The Colton Processing Facility produces refined petroleum products, which are injected into the segment's pipeline for delivery to markets in Southern California and Arizona.

   Supply. The majority of refined products supplied to the Pacific Operations come from the major refining centers around Los Angeles, San Francisco and Puget Sound, as well as waterborne terminals located near these refining centers. Transmix is primarily supplied by petroleum pipeline and terminal operations, including the segment's own pipelines in California and other western states.

   Competition. The most significant competitors of the Pacific Operations pipeline system are proprietary pipelines owned and operated by major oil companies in the area where the pipeline system delivers products as well as refineries with related trucking arrangements within the Partnership's market areas. The Partnership believes that high capital costs, tariff regulation and environmental permitting considerations make it unlikely that a competing pipeline system comparable in size and scope will be built in the foreseeable future. However, the possibility of pipelines being constructed to serve specific markets is a continuing competitive factor. Trucks may competitively deliver products in certain markets, particularly to shorter-haul destinations in the Los Angeles and San Francisco Bay areas.

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

   The Colton Processing Facility competes with major oil company refineries and other transmix processing facilities in California and Arizona.

   Mid-Continent Operations

   The Mid-Continent Operations include:

   o  the North System;
   o  51% of Plantation Pipe Line Company;
   o  20% of Shell CO2 Company;
   o  the Cypress Pipeline;
   o  transmix operations;
   o  50% of Heartland Pipeline Company; and
   o  a gas processing plant.

   North System

   The North System is an approximately 1,600-mile interstate common carrier pipeline for natural gas liquids ("NGLs") and refined petroleum products.

   NGLs are typically extracted from natural gas in liquid form under low temperature and high pressure conditions. NGL products and related uses are as follows:

Product              Use
---------------------------------------------------------------
Propane              Residential heating, industrial and
                     agricultural uses, petrochemical
                     feedstock
Isobutane            Further processing
Natural gasoline     Further processing or gasoline blending
                     into gasoline motor fuel
Ethane               Feedstock for petrochemical plants
Normal butane        Feedstock for petrochemical plants
---------------------------------------------------------------

   The North System extends from south central Kansas to the Chicago area. South central Kansas is a major hub for producing, gathering, storing, fractionating and transporting NGLs. The North System's primary pipeline is comprised of approximately 1,400 miles of 8-inch and 10-inch pipelines and includes:

   o two parallel pipelines (except for a 50-mile segment in Nebraska), which originate at Bushton, Kansas and continue to a major storage and terminal area in Des Moines, Iowa;
   o a third pipeline, which extends from Bushton to the Kansas City, Missouri area; and
   o a fourth pipeline that transports product to the Chicago area from Des Moines.

   Through interconnections with other major liquids pipelines, the pipeline system connects Mid-Continent producing areas to markets in the Midwest and eastern United States. The Partnership also has defined sole carrier rights to utilize capacity on an extensive pipeline system owned by The Williams Company that interconnects with the North System. This capacity lease agreement is in place until February 2013 and contains a five-year renewal option. In 1999, the Partnership entered into a long-term agreement with Aux Sable Liquid Products to transport a significant volume of NGLs in and around the Chicago area for Aux Sable. The Partnership will make modifications to its pipeline system and its Morris and Lemont, Illinois facilities in order to accommodate the transportation of NGLs for Aux Sable. The shipments are expected to begin in the fourth quarter of 2000.

   The following table sets forth volumes, in thousands of barrels ("MBbls"), of NGLs transported on the North System (excluding Heartland Pipeline Company) for delivery to the various markets for the periods indicated:

                                    Year Ended December 31,
                    1999       1998        1997        1996       1995
                    ----       ----        ----        ----       ----
Petrochemicals      1,059      1,040       1,200         684      1,125
Refineries and
  line reversal    10,517     10,489      10,600       9,536      9,765
Fuels               6,172      6,150       7,976      10,500      7,763
Other (1)           8,379      5,532       7,399       8,126      7,114
                   ------     ------      ------      ------     ------
Total              26,127     23,211      27,175      28,846     25,767
                   ======     ======      ======      ======     ======


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

   Truck Loading Terminals. The North System has seven propane truck loading terminals and one multi-product complex at Morris, Illinois, in the Chicago area. Propane, normal butane, isobutane and natural gasoline can be loaded at the Morris terminal.

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

   Supply. NGLs extracted or fractionated at the Bushton gas processing plant operated by KMI have historically accounted for a significant portion (approximately 40-50%) of the NGLs transported through the North System. Other sources of NGLs transported in the North System include large oil companies, marketers, end-users and natural gas processors that use interconnecting pipelines to transport hydrocarbons. KMI has signed a definitive agreement with ONEOK, Inc. to transfer to ONEOK the Bushton plant along with other assets previously owned by KMI. ONEOK has assumed contracts with the Partnership to continue shipping NGLs through the North System in volumes substantially equal to those shipped through the North System when KMI owned the Bushton plant.

   Competition. The North System competes with other liquids pipelines and to a lesser extent with rail carriers. In most cases, established pipelines are the lowest cost alternative for the transportation of NGLs and refined petroleum products. Consequently, pipelines owned and operated by others represent the Partnership's primary competition. In the Chicago area, the North System competes with other NGL pipelines that deliver into the area and with rail car deliveries primarily from Canada. Other Midwest pipelines and area refineries compete with the North System for propane terminal deliveries. The North System also competes indirectly with pipelines that deliver product to markets that the North System does not serve, such as the Gulf Coast market area.

   Plantation Pipe Line Company

   The Partnership owns 51% of Plantation Pipe Line Company, which owns and operates a 3,100 mile pipeline system throughout the southeastern Unites States. Plantation serves as a common carrier of refined petroleum products to various metropolitan areas, including Birmingham, Alabama; Atlanta, Georgia; Charlotte, North Carolina; and the Washington, D.C. area. The Partnership believes favorable demographics in the southeastern United States will serve as a platform for increased utilization and expansion of Plantation's pipeline system.

   Markets. Plantation ships products for approximately 50 companies to terminals throughout the southeastern United States. Plantation's principal customers are Gulf Coast refining and marketing companies, fuel wholesalers and the United States Department of Defense. In addition, Plantation services the Atlanta, Georgia; Charlotte, North Carolina; and Washington, D.C. airports (Ronald Reagan/National and Dulles), at which it delivers jet fuel to major airlines.

   Supply. Products shipped on Plantation originate at various Gulf Coast refineries from which major integrated oil companies and independent refineries and wholesalers ship refined petroleum products. Plantation can transport over 600,000 barrels of refined petroleum products per day. In December 1999, Plantation announced an expansion of its mainline system. The $40 million development will increase the system's capacity by 70,000 barrels per day. The first phase of the expansion is scheduled to be complete by October 2000.

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

   These assets facilitate the marketing of CO2 by bringing a complete package of CO2 supply, transportation and technical expertise to the customer. CO2 is used in enhanced oil recovery projects as a flooding medium for recovering crude oil from mature oil fields. Altura Energy Ltd., which Occidental Petroleum Corp. has agreed to acquire, is a major user of CO2 in its West Texas fields.

   On March 9, 2000, the Partnership announced it had reached a definitive agreement to increase its interest in Shell CO2 Company to 100%. The Partnership will acquire the remaining 78% limited partner interest and the 2% general partner interest in Shell CO2 Company from affiliates of Shell Exploration & Production Company. The transaction price is $185.5 million, and the closing of the transaction is expected to occur around April 1, 2000. After the closing, the Partnership will rename Shell CO2 Company "Kinder Morgan CO2 Company." The Partnership will own a 98.9899% limited partner ownership interest in Kinder Morgan CO2 Company and the general partner will own a direct 1.0101% general partner ownership interest.

   Under the terms of the Shell CO2 Company partnership agreement, the Partnership has been receiving a priority distribution of $14.5 million per year during 1998 and 1999. To the extent the amount paid to the Partnership over this period is in excess of the Partnership's percentage share (currently 20%) of Shell CO2 Company's distributable cash flow for such period (discounted at 10%), the partnership agreement provides for Shell to receive a priority distribution in equal amounts of such overpayment. After the closing, Kinder Morgan will amend this partnership agreement, among other things, to eliminate the priority distribution and other provisions rendered irrelevant by the Partnership's sole ownership.

   McElmo and Bravo Domes. Shell CO2 Company operates, and owns approximately 45% of McElmo Dome, which contains more than 11 trillion cubic feet ("TCF") of nearly pure CO2. Delivery capacity exceeds one billion cubic feet per day ("Bcf/d") to the Permian Basin and 60 million cubic feet per day ("MMcf/d") to Utah. Additional expansions are under consideration.

   The Bravo Dome, of which Shell CO2 Company owns approximately 11%, holds reserves of approximately two TCF and covers an area of more than 1,400 square miles. The Bravo Dome produces more than 400 MMcf/d; such production coming from more than 350 wells in the Tubb Sandstone at 2,300 feet.

   CO2 Pipelines. Shell CO2 Company owns a 50% interest in the 502-mile, 30-inch Cortez Pipeline operated by a Shell affiliate. This pipeline carries CO2 from the McElmo Dome source reservoir to the Denver City, Texas hub.

The Cortez line currently transports in excess of 700 MMcf/d, including approximately 90% of the CO2 transported on the Central Basin Pipeline (see below).

   In addition, Shell CO2 Company owns 13% of the 218 mile 20-inch Bravo pipeline, which delivers to the Denver City hub and has a capacity of more than 350 MMcf/d. Major delivery points along the line include the Slaughter Field in Cochran and Hockley counties, Texas, and the Wasson field in Yoakum County, Texas. Tariffs on the Cortez and Bravo pipelines are not regulated.

   Placed in service in 1985, the Central Basin Pipeline consists of approximately 143 miles of 16-inch to 20-inch main pipeline and 157 miles of 4-inch to 12-inch lateral supply lines located in the Permian Basin between Denver City, Texas and McCamey, Texas with a throughput capacity of 600 MMcf/d. At its origination point in Denver City, the Central Basin Pipeline interconnects with all three major CO2 supply pipelines from Colorado and New Mexico, namely the Cortez, Bravo and Sheep Mountain pipelines (operated by Shell, BP Amoco, and ARCO, respectively). The mainline terminates near McCamey where it interconnects with the Canyon Reef Carriers, Inc. pipeline.

   Competition. Shell CO2 Company's primary competitors for the sale of CO2 include suppliers that have an ownership interest in McElmo Dome, Bravo Dome and Sheep Mountain Dome CO2 reserves. Shell CO2 Company's ownership interests in the Cortez and Bravo pipelines are in direct competition with Sheep Mountain pipeline, as well as competing with other interests in McElmo Dome and Cortez Pipeline, for transportation of CO2 to the Denver City, Texas market area. There is no assurance that new CO2 source fields will not be discovered which could compete with Shell CO2 Company or that new methodologies for enhanced oil recovery could replace CO2 flooding.

   Cypress Pipeline

   The Cypress Pipeline is an interstate common carrier pipeline system originating at storage facilities in Mont Belvieu, Texas and extending 104 miles east to the Lake Charles, Louisiana area. Mont Belvieu, located approximately 20 miles east of Houston, is the largest hub for NGL gathering, transportation, fractionation and storage in the United States.

   Markets. The pipeline was built to service a major petrochemical producer in the Lake Charles, Louisiana area under a 20-year ship-or-pay agreement that expires in 2011. The contract requires a minimum volume of 30,000 barrels per day and in 1997, the producer agreed to ship at least an additional 13,700 barrels per day for five years. Also in 1997, the Partnership expanded the Cypress Pipeline's capacity by 25,000 barrels per day to 57,000 barrels per day. Management continues to pursue projects that could increase throughput on the Cypress Pipeline.

   Supply. The Cypress Pipeline originates in Mont Belvieu where it is able to receive ethane and ethane/propane mix from local storage facilities. Mont Belvieu has facilities to fractionate NGLs received from several pipelines into ethane and other components. Additionally, pipeline systems that transport specification NGLs from major producing areas in Texas, New Mexico, Louisiana, Oklahoma and the Mid-Continent Region supply ethane and ethane/propane mix to Mont Belvieu.

   Transmix Operations

      The Partnership's transmix operations within the Mid-Continent business segment consist of the transmix assets and operations acquired by the Partnership in September 1999 from Primary Corporation. Transmix occurs when dissimilar products are co-mingled in the pipeline transportation process. Different products are pushed through the pipelines abutting each other, and the area where different products mix is called transmix. Employing atmospheric distillation units, the Partnership processes pipeline transmix generated in the eastern United States to produce pipeline quality gasoline and light distillate products. The processing is provided on a "for fee" basis or on a "purchase, process and sell" basis. The processed material is returned to the generator or is sold into the local market depending on the type of agreement in place with the generator of the transmix. Processing facilities are located in Richmond, Virginia and in Dorsey Junction, Maryland at the Colonial Pipeline Dorsey Junction terminal.

   The Richmond operating facility resides on an 11-acre site located near Interstate 95 and adjacent to Virginia's James River. The facility is comprised of a dock/pipeline, a 170,000-barrel tank farm, a processing plant, lab and truck rack. The processing plant is composed of four distillation units that operate 24 hours a day, 7 days a week providing a production capacity of approximately 8,000 barrels per day. The facility is able to segregate feedstock for specialty fuel production. The processing facility employs state-of-the-art PC based process control equipment and is supported by comprehensive in-house quality control laboratory capabilities. The facility is served by both Colonial and Plantation pipelines, by deep-water barge (25 feet draft) and by transport truck and rail. The Partnership also owns an additional 3.6-acre bulk oil terminal with a capacity of 55,000 barrels located nearby in Richmond.

   The Dorsey Junction operating facility is located within the Colonial Pipeline Dorsey Junction terminal facility. The 5,000-plus barrel-per-day processing unit became operational in February 1998. It operates 24 hours a day, 7 days a week providing dedicated transmix separation service for Colonial on a "for fee" basis.

   Markets. The Gulf and East Coast petroleum distribution system, particularly the Mid-Atlantic region, provides the target market for the existing transmix processing operations. An expansion effort is underway to expand operations into the Mid-Continent area through acquisitions and/or new construction. Additionally, existing West Coast transmix processing operations are being integrated into the Partnership's transmix operations.

   Supply. Transmix generated by Colonial and Plantation pipelines provides the vast majority of the feedstock supply. These suppliers are committed by long-term contracts. Individual shippers on Plantation spur lines and terminal operators provide additional supply. The New York harbor also supplies transmix type material to the Richmond facility via barge.

   Competition. The transmix operations compete mainly with Buckeye Refining in the northeast and with Placid Refining in the Gulf coast area. Tosco Refining is a major competitor in the New York harbor area. There are various processors in the Mid-Continent area, mainly Buckeye, Phillips and Williams Brothers, who will compete with the Partnership's expansion efforts into that market. A number of smaller organizations operate in the West and Southwest. These operations compete for supply, which the Partnership envisions as the basis for growth in the West and Southwest.

   Heartland Pipeline Company

   The Heartland pipeline was completed in the fall of 1990 and is owned by Heartland Pipeline Company ("Heartland"). The Partnership and Conoco each own 50% of Heartland. The Partnership operates the pipeline and Conoco operates Heartland's Des Moines terminal and serves as the managing partner of Heartland. In 1999, Heartland completed an expansion into Council Bluffs, Iowa. Conoco leased throughput capacity in the BP Amoco terminal in Council Bluffs, and Heartland constructed a 13-mile 8-inch pipeline to allow deliveries into the terminal. This expansion is expected to increase throughput on the Heartland system by approximately 6,000 barrels per day by the third year of operations.

   Markets. Heartland provides transportation of refined petroleum products from refineries in the Kansas and Oklahoma area to a BP Amoco terminal in Council Bluffs, Iowa, a Conoco terminal in Lincoln, Nebraska and Heartland's Des Moines terminal. The demand for, and supply of, refined petroleum products in the geographic regions served directly affect the volume of refined petroleum products transported by Heartland.

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

   The fractionation facility has a capacity of approximately 6,000 barrels per day, depending on the feedstock composition. The Painter Plant is leased to Amoco Oil Company, a unit of BP Amoco, which operates the Painter Plant fractionator and the associated Millis terminal and storage facilities for its own account. BP Amoco also owns and operates the nearby BP Amoco Painter Complex gas plant.

   Natural Gas Operations

   The Natural Gas Operations include:

   o  Kinder Morgan Interstate Gas Transmission LLC;
   o  66 2/3% of Trailblazer Pipeline Company; and
   o  49% of Red Cedar Gathering Company.

   The Partnership's Natural Gas Operations consists of natural gas gathering, transportation and storage transactions for interstate pipelines. Within this segment, the Partnership operates over 7,100 miles of interstate natural gas pipelines and associated storage and supply lines that are strategically located at the center of the North American pipeline grid. The Partnership's transportation network provides access to the major gas supply areas in the western United States and the Midwest, as well as major consumer markets.

   Kinder Morgan Interstate Gas Transmission LLC

   Through Kinder Morgan Interstate Gas Transmission LLC ("KMIGT"), the Partnership owns and operates approximately 6,700 miles of transmission lines in Wyoming, Colorado, Kansas, Missouri and Nebraska. KMIGT provides transportation and storage services to KMI affiliates, third-party natural gas distribution utilities and other shippers. Pursuant to transportation agreements and FERC tariff provisions, KMIGT offers its customers firm and interruptible transportation and storage, including no-notice services. Under KMIGT's tariffs, firm transportation and storage customers pay reservation charges each month plus a commodity charge based on actual volumes transported or stored. Interruptible transportation and storage customers pay a commodity charge based upon actual volumes transported or stored. Reservation and commodity charges are both based upon geographical location (KMIGT does not have seasonal rates) and distance of the transportation service provided. Under no-notice service, customers pay a fee for the right to use a combination of firm storage and firm transportation to make deliveries of natural gas up to a specified volume. No-notice customers are able to meet their peak day requirements without making specific nominations.

   The system is powered by 48 compressor stations in mainline and storage service having an aggregate of approximately 172,590 horsepower. The pipeline system provides storage services to its customers from its Huntsman Storage Field in Cheyenne County, Nebraska. The facility has 39.4 billion cubic feet ("Bcf") of total storage capacity, 7.9 Bcf of working gas capacity and up to 101 MMcf/d of peak withdrawal capacity.

   Markets. Markets served by KMIGT consist of a stable customer base with expansion opportunities due to the system's access to the growing Rocky Mountain supply sources. Markets served by KMIGT are comprised mainly of local distribution companies and interconnecting interstate pipelines in the mid-continent area. Markets for the local distribution companies can include residential, commercial, industrial and agricultural customers. KMIGT also delivers into interconnecting interstate pipelines in the mid-continent area, which can in turn deliver gas into multiple markets throughout the United States. Due to the demand for natural gas to run irrigation systems in the summer, summer loads often equal the levels for the winter heating season.

   Contracts. Approximately 32% of KMIGT's firm contracts expire within one year, 28% expire within one to five years and 40% expire in more than five years. Only 26% of firm contract maximum daily quantities will expire within one year of December 31, 1999, and 79% of those volumes are with KMI and affiliated entities. Based on total firm maximum daily quantities, 43% are with KMI and affiliated entities. Over 90% of the system's firm transport capacity is currently subscribed, with firm transport demand revenues accounting for more than 90% of the revenues on the system.

   Competition. KMIGT competes with other interstate and intrastate gas pipelines transporting gas from the supply sources in the Rocky Mountain and Hugoton Basins to market centers.

   Trailblazer Pipeline Company

   The Partnership owns 66 2/3% of Trailblazer Pipeline Company ("Trailblazer"), a general partnership under Illinois law. Enron Trailblazer Pipeline Company, a subsidiary of Enron Corporation owns the remaining 33 1/3%. A committee consisting of management representatives for each of the partners manages Trailblazer. Natural Gas Pipeline Company of America ("NGPL"), a subsidiary of KMI manages, maintains and operates Trailblazer and provides the personnel to operate Trailblazer for which NGPL is reimbursed at cost. Trailblazer is a "natural gas company" within the meaning of the Natural Gas Act. Trailblazer's principal business is to transport and redeliver natural gas to others in interstate commerce, and it does business in the states of Wyoming, Colorado, Nebraska and Illinois. Trailblazer has been a fully "open access" pipeline under Order Nos. 436/500 since June 1, 1991. Trailblazer owns and operates a 436 mile 36-inch diameter pipeline system which originates at an interconnection with Wyoming Interstate Company Ltd.'s ("WIC") pipeline system near Rockport, Weld County, Colorado and runs through southeastern Wyoming to a terminus near Beatrice, Gage County, Nebraska where Trailblazer's pipeline system interconnects with NGPL's and Northern Natural Gas Company's pipeline systems.

   Trailblazer is the fourth segment of a 791 mile pipeline system known as the Trailblazer Pipeline System, which originates in Uinta County, Wyoming with Canyon Creek Compression Company ("Canyon"), a 22,000 brake horsepower compressor station located at the tailgate of BP Amoco Production Company's processing plant in the Whitney Canyon Area in Uinta County, Wyoming (Canyon's facilities are the first segment). Canyon receives gas from the BP Amoco processing plant and provides transportation and compression of gas for delivery to Overthrust Pipeline Company's ("Overthrust") 88 mile 36-inch diameter pipeline system at an interconnection in Uinta County, Wyoming (Overthrust's system is the second segment). Overthrust delivers gas to WIC's 269 mile 36-inch diameter pipeline system at an inter-connection (Kanda) in Sweetwater County, Wyoming (WIC's system is the third segment). WIC delivers gas to Trailblazer at an interconnection near Rockport in Weld County, Colorado.

   On July 16, 1997, Trailblazer placed in service a new 5,200 horsepower compressor unit in Lincoln County, Nebraska, which increased Trailblazer's firm design capacity by 104,528 thousand cubic feet per day ("Mcf/d") to 492,000 Mcf/d. Prior to this, Trailblazer had been a free flowing system with no compression.

   Competition. While there are competing pipelines which move gas east out of the Rocky Mountains, the main competition that Trailblazer faces is that the gas supply in the Rocky Mountain area either stays in the area or is moved west and therefore not transported on the Trailblazer pipeline.

   Red Cedar Gathering Company

   The Partnership owns a 49% equity interest in the Red Cedar Gathering Company ("Red Cedar"), a joint venture organized in August 1994. The Southern Ute Indian Tribe owns the remaining 51%. Red Cedar owns and operates natural gas gathering and treating facilities in La Plata County, Colorado, in the Ignacio Blanco Field of the San Juan Basin. The Ignacio Blanco Field is that portion of the San Juan Basin located in Colorado, most of which is located within the exterior boundaries of the Southern Ute Indian Reservation. Red Cedar gathers coal seam and conventional natural gas at wellheads and at several central delivery points, and treats gas for delivery to three major interstate gas pipeline systems and to an intrastate pipeline.

   The Red Cedar gas gathering system currently consists of over 450 miles of gathering pipeline connecting more than 600 producing wells, 17 field compressor stations and a CO2 processing plant. A majority of the gas on the system moves through 8-inch to 20-inch diameter pipe. The capacity and throughput of the Red Cedar system as currently configured is approximately 600 MMcf/d of natural gas.

   Bulk Terminals

   The Bulk Terminals segment consists of over 20 bulk terminals, which handle approximately 40 million tons of dry and liquid bulk products annually. The Bulk Terminals segment includes:

   o  Coal Terminals;
   o  Petroleum Coke Terminals; and
   o  Other Bulk Terminals.

   Coal Terminals

   The Cora Terminal is a high-speed, rail-to-barge coal transfer and storage facility. Built in 1980, the terminal is located on approximately 480 acres of land along the upper Mississippi River near Cora, Illinois, about 80 miles south of St. Louis, Missouri. The terminal has a throughput capacity of about 15 million tons per year that can be expanded to 20 million tons with certain capital additions. The terminal currently is equipped to store up to one million tons of coal. This storage capacity provides customers the flexibility to coordinate their supplies of coal with the demand at power plants. Storage capacity at the Cora Terminal can be doubled with additional capital investment.

   The Grand Rivers Terminal is operated on land under easements with an initial expiration of July 2014. Grand Rivers is a coal transloading and storage facility located along the Tennessee River just above the Kentucky Dam. The terminal has current annual throughput capacity of approximately 12-15 million tons with a storage capacity of approximately two million tons. With capital improvements, the terminal could handle 25 million tons annually.

   The Pier IX Terminal is located in Newport News, Virginia. The terminal originally opened on 1983 and has the capacity to transload approximately 12 million tons of coal annually. It can store 1.3 million tons of coal on its 30-acre storage site and can custom-load multiple coals to meet an individual customer's requirements. In addition, the Pier IX Terminal operates a cement facility, which has the capacity to transload over 400,000 tons of cement annually.

   In addition, the Partnership operates the LAXT Coal Terminal in Los Angeles, California and a smaller coal terminal in Mt. Vernon, Indiana.

   Markets. Coal continues to dominate as the fuel for electric generation, accounting for more than 55% of United States electric generation feedstock. Forecasts of overall coal usage and power plant usage for the next 20 years show an increase of about 1.5% per year. Current domestic supplies are predicted to last for several hundred years. Most coal transloaded through the Partnership's coal terminals is destined for use in coal-fired electric generation.

   The Partnership believes that obligations to comply with the Clean Air Act Amendments of 1990 will cause shippers to increase the use of low-sulfur coal from the western United States. Approximately 80% of the coal loaded through the Cora and Grand Rivers terminals is low sulfur coal originating from mines located in the western United States, including the Hanna and Powder River basins in Wyoming, western Colorado and Utah. In 1999, four major customers accounted for approximately 90% of all the coal loaded through the Cora and Grand Rivers Terminals.

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

   The Cora Terminal sits on the mainline of the Union Pacific Railroad and is strategically well positioned to receive coal shipments from the West. Grand Rivers provides easy access to the Ohio-Mississippi River network and the Tennessee-Tombigbee System. The Paducah & Louisville Railroad, a short line railroad, serves Grand Rivers with connections to seven Class I rail lines including the Union Pacific, CSX, Illinois Central and Burlington Northern. The Pier IX Terminal is served by the CSX Railroad, which transports coal from central Appalachian and other eastern coal basins. Cement imported at the Pier
IX Terminal primarily originates in Europe. LAXT is served by the Union Pacific Railroad.

   Competition. The Cora Terminal and Grand Rivers Terminal compete with several coal terminals located in the general geographic area. No significant new coal terminals have been constructed near the Cora Terminal or the Grand Rivers Terminal in the last ten years. There are significant barriers to entry for the construction of new coal terminals, including the requirement for significant capital expenditures and restrictive environmental permitting requirements. The Partnership believes the Cora Terminal and the Grand Rivers Terminal can compete successfully with other terminals because of their favorable location, independent ownership, available capacity, modern equipment and large storage areas. The Pier IX Terminal competes primarily with two modern coal terminals located in the same Virginian port complex as the Pier IX Terminal.

   Petroleum Coke and Other Bulk Terminals

   The Partnership owns or operates 8 petroleum coke terminals in the United States. Petroleum coke is a by-product of the refining process and has characteristics similar to coal. Petroleum coke supply in the United States has increased in the last several years due to the increased use of coking units by domestic refineries. Petroleum coke is used in domestic utility and industrial steam generation facilities and is exported to foreign markets. Most of the Partnership's customers are large integrated oil companies that choose to outsource the storage and loading of petroleum coke for a fee.

   The Partnership owns or operates an additional 12 bulk terminals located primarily on the southern edge of the lower Mississippi River, the Gulf Coast and the West Coast. The other bulk terminals serve customers in the alumina, cement, salt, soda ash, ilminite, fertilizer, ore and other industries seeking specialists who can build, own and operate bulk terminals.

   Competition. The Partnership's petroleum coke and other bulk terminals compete with numerous independent terminal operators, with other terminals owned by oil companies and other industrials opting not to outsource terminal services. Many of the other bulk terminals were constructed pursuant to long-term contracts for specific customers. As a result, the Partnership believes other terminal operators would face a significant disadvantage in competing for its business.

   Major Customers of the Partnership

   The Partnership's total operating revenues are derived from a wide customer base. During 1999, no revenues from transactions with a single external customer amounted to 10% or more of the Partnership's consolidated revenues. For the year ended December 31, 1998, the following customers accounted for more than 10% of the Partnership's consolidated revenues:

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

   For the year ended December 31, 1997, BP Amoco Corporation, including its subsidiaries, accounted for more than 11.9% of the Partnership's consolidated revenues. For a more complete discussion of customers, see Note 15 of the Notes to the Consolidated Financial Statements.

   Employees

   The Partnership does not have any employees. The general partner and/or the subsidiary entities of the Partnership employ all persons necessary for the operation of the Partnership's business. The Partnership reimburses the general partner for the services of its employees. As of March 1, 2000, the general partner and the subsidiary entities had approximately 1,200 employees. Approximately 150 hourly personnel at certain terminals are represented by four labor unions. No other employees of the general partner are members of a union or have a collective bargaining agreement. The general partner considers its relations with its employees to be good.

   Regulation

   Interstate Common Carrier Regulation

   Some of the Partnership's pipelines are interstate common carrier pipelines, subject to regulation by the FERC under the Interstate Commerce Act ("ICA"). The ICA requires the Partnership to maintain tariffs on file with the FERC, which tariffs set forth the rates the Partnership charges for providing transportation services on the interstate common carrier pipelines as well as the rules and regulations governing these services. Petroleum pipelines are able to change their rates within prescribed ceiling levels that are tied to an inflation index. Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. The FERC, however, uses cost-of-service ratemaking, market-based rates and settlement as alternatives to the indexing approach in certain specified circumstances. In 1999, 1998, and 1997, application of the indexing methodology did not significantly affect the Partnership's rates.

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

   Both the performance of interstate transportation and storage services by natural gas companies, including interstate pipeline companies, and the rates charged for such services, are regulated by the FERC under the Natural Gas Act and, to a lesser extent, the Natural Gas Policy Act. Legislative and regulatory changes began in 1978 with the passage of the Natural Gas Policy Act, pursuant to which the process of deregulation of gas sold at the wellhead was commenced. The restructuring of the natural gas industry continued with the adoption of:

   o Order 380 in 1984, which eliminated purchasers' minimum bill obligations to the pipelines, thus making gas purchased from third parties, particularly on the spot market, more economically attractive relative to gas purchased from pipelines; and
   o Order 436 in 1985, which provided that interstate transportation of gas under blanket or self-implementing authority must be provided on an open-access, non-discriminatory basis.

   After Order 436 was partially overturned in federal court, the FERC issued Order 500 in August 1987 as an interim rule intended to readopt the basic thrust of the regulations promulgated by Order 436. Order 500 was amended by Orders 500 A through L. The FERC's stated purpose in issuing Orders 436 and 500, as amended, was to create a more competitive environment in the natural gas marketplace. This purpose continued with Order 497, issued in June 1988, which set forth new standards and guidelines imposing certain constraints on the interaction of interstate pipelines and their marketing affiliates and imposing certain disclosure requirements regarding that interaction. Order 636, issued in April 1992, as amended, was a continuation of the FERC's efforts to improve the competitive structure of the pipeline industry and maximize the consumer benefits of a competitive structure of the pipeline industry and a competitive wellhead gas market. In Order 636, the FERC required interstate pipelines that perform open access transportation under blanket certificates to "unbundle" or separate their traditional merchant sales services from their transportation and storage services and to provide comparable transportation and storage services with respect to all gas supplies whether purchased from the pipeline or from other merchants such as marketers or producers. The pipelines must now separately state the applicable rates for each unbundled service (i.e., for the gas commodity, transportation and storage).

Specifically, Order 636 contains the following procedures to increase competition in the industry:

     o requiring the unbundling of sales services from other services, meaning that only a separately identified merchant affiliate of the pipeline could sell gas at points of entry into the pipeline system;
     o permitting holders of firm capacity to release all or a part of their capacity for resale by the pipeline either to the highest bidder or, under short-term or maximum rate releases, to shippers in a prepackaged release, with revenues in both instances credited to the releasing shipper;
     o allowing shippers to use as secondary points other receipt points and delivery points on the system, subject to the rights of other shippers to use those points as their primary receipt and delivery points;
     o the issuance of blanket sales certificates to interstate pipelines for unbundled services;
     o the continuation of pre-granted abandonment of previously committed pipeline sales and transportation services, subject to certain rights of first refusal, which should make unused pipeline capacity available to other shippers and clear the way for excess transportation services to be reallocated to the marketplace;
     o requiring that firm and interruptible transportation services be provided by the pipelines to all parties on a comparable basis; and
     o generally requiring that pipelines derive transportation rates using a straight-fixed-variable rate method which places all fixed costs in a fixed reservation fee that is payable without regard to usage, as opposed to the previously used modified fixed-variable method that allocated a part of the pipelines' fixed costs to the usage fee. The FERC's stated position is that the straight-fixed-variable method promotes the goal of a competitive national gas market by increasing the cost of unnecessarily holding firm capacity rather than releasing it, and is consistent with its directive to unbundle the pipelines' traditional merchant sales services.

   Order 636 has been affirmed in all material respects upon judicial review and the Partnership's own FERC orders approving its unbundling plans are final and not subject to any pending judicial review.

   The acquisition of the KMIGT interstate natural gas pipeline system has resulted in a significant increase in the percentage of the Partnership's assets subject to regulation by the FERC. The Partnership is also subject to the requirements of FERC Order Nos. 497, et. seq., and 566, et. seq., the Marketing Affiliate Rules, which prohibit preferential treatment by an interstate pipeline of its marketing affiliates and govern in particular the provision of information by an interstate pipeline to its marketing affiliates.

   Intrastate common carrier operations of the Pacific Operations in California are subject to regulation by the CPUC under a "depreciated book plant" methodology, which is based on an original cost measure of investment. Intrastate tariffs filed by the Partnership with the CPUC have been established on the basis of revenues, expenses and investments allocated as applicable to the intrastate portion of the Partnership's business. Tariff rates with respect to intrastate pipeline service in California are subject to challenge by complaint by interested parties or by independent action of the CPUC. A variety of factors can affect the rates of return permitted by the CPUC and certain other issues similar to those which have arisen with respect to the Partnership's FERC regulated rates could also arise with respect to the Partnership's intrastate rates.

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

   The Partnership is also subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The Partnership believes that it is in substantial compliance with OSHA requirements, including general industry standards, recordkeeping requirements and monitoring of occupational exposure to hazardous substances.

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

   Environmental Matters

   The operations of the Partnership are subject to federal, state and local laws and regulations relating to protection of the environment. The Partnership believes that its operations and facilities are in substantial compliance with applicable environmental regulations. The Partnership has an ongoing environmental compliance program. However, risks of accidental leaks or spills are associated with the transportation of NGLs, refined petroleum products and natural gas, the handling and storage of bulk materials and the other activities conducted by the Partnership. There can be no assurance that significant costs and liabilities will not be incurred, including those relating to claims for damages to property and persons resulting from operation of the Partnership's businesses. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, could result in increased costs and liabilities to the Partnership.

   Environmental laws and regulations have changed substantially and rapidly over the last 25 years, and the Partnership anticipates that there will be continuing changes. The clear trend in environmental regulation is to place more restrictions and limitations on activities, such as emissions of pollutants, generation and disposal of wastes and use and handling of chemical substances, that may impact the environment and/or endangered species. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for the Partnership and other similar businesses throughout the United States. It is possible that the costs of compliance with environmental laws and regulations will continue to increase. The Partnership will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly in order to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.

   Solid Waste

   The Partnership owns several properties that have been used for many years for the transportation and storage of refined petroleum products and NGLs and the handling and storage of coal and other bulk materials. Solid waste disposal practices within the petroleum industry have improved over the years with the passage and implementation of various environmental laws and regulations. Hydrocarbons and other solid wastes may have been disposed of in, on or under various properties owned by the Partnership during the operating history of these facilities. In such cases, hydrocarbons and other solid wastes could migrate from their original disposal areas and have an adverse effect on soils and groundwater. The Partnership does not believe that there currently exists significant surface or subsurface contamination of its assets by hydrocarbons or other solid wastes not already identified and addressed. The Partnership has maintained a reserve to account for the costs of cleanup at these sites.

   The Partnership generates both hazardous and nonhazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. From time to time, the United States Environmental Protection Agency ("EPA") considers the adoption of stricter disposal standards for nonhazardous waste. Furthermore, it is possible that some wastes that are currently classified as nonhazardous, which could include wastes currently generated during pipeline or bulk terminal operations, may in the future be designated as "hazardous wastes." Hazardous wastes are subject to more rigorous and costly disposal requirements. Such changes in the regulations may result in additional capital expenditures or operating expenses by the Partnership.

   Superfund

   The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of "potentially responsible persons" for releases of "hazardous substances" into the environment. These persons include the owner or operator of a site and companies that disposed of or arranged for the disposal of the hazardous substances found at the site. CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Although "petroleum" is excluded from CERCLA's definition of a "hazardous substance," in the course of its ordinary operations the Partnership will generate wastes that may fall within the definition of "hazardous substance." By operation of law, if the Partnership is determined to be a potentially responsible person, the Partnership may be responsible under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed.

   EPA Gasoline Volatility Restrictions

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

   Clean Air Act

   The operations of the Partnership are subject to the Clean Air Act and comparable state statutes. The Partnership believes that the operations of its pipelines, storage facilities and bulk terminals are in substantial compliance with such statutes.

   Numerous amendments to the Clean Air Act were adopted in 1990. These amendments contain lengthy, complex provisions that may result in the imposition over the next several years of certain pollution control requirements with respect to air emissions from the operations of the pipelines, storage facilities and bulk terminals. The EPA is developing, over a period of many years, regulations to implement those requirements. Depending on the nature of those regulations, and upon requirements that may be imposed by state and local regulatory authorities, the Partnership may be required to incur certain capital expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals and addressing other air emission-related issues.

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

   Risk Factors

   Pending FERC and CPUC Proceedings Seek Substantial Refunds and Reductions in Tariff Rates.

   Some shippers have filed complaints with the FERC and the CPUC that seek substantial refunds and reductions in the Pacific Operations' tariff rates. Adverse decisions could negatively impact revenues, results of operations, financial condition, liquidity and funds available for distribution to unitholders. Additional challenges to tariff rates could be filed with the FERC or CPUC in the future.

   The complaints filed before the FERC allege that pipeline tariff rates (a) for the West Line, serving Southern California and Arizona, are not entitled to "grandfathered" status under the Energy Policy Act because "changed circumstances" may have occurred under the Energy Policy Act, and (b) for the East Line, serving New Mexico and Arizona, are unjust and unreasonable. An initial decision by the FERC administrative law judge was issued on September 25, 1997. The initial decision determined that the Pacific Operations' West Line rates were grandfathered under the Energy Policy Act. The initial decision also included rulings that were generally adverse to the Pacific Operations regarding certain cost of service issues for the East Line. On January 13, 1999, the FERC issued an opinion that affirmed, in major respects, the initial decision, but also modified certain parts of the decision that were adverse to the Partnership. The Partnership believes the effect of the opinion will be less than the amount that has been accrued as a reserve. Certain of the complainants have appealed the FERC's decision to the United States Court of Appeals for the District of Columbia Circuit.

   During the pendency of the above-referenced complaint proceeding, some shippers filed complaints that generally attack the pipeline tariff rates of the Pacific Operations, contending that the rates are not just and reasonable under the Interstate Commerce Act and should not be entitled to "grandfathered" status under the Energy Policy Act. These complaints cover rates for service on the pipeline systems serving southern California and Arizona, northern California and Nevada, and Oregon. The complaints seek substantial reparations for alleged overcharges during the years in question and request prospective rate reduction on each of the challenged facilities. These complaints were suspended pending final disposition of the FERC's January 13, 1999 decision, but are expected to proceed to hearing at some point in the future. In January 2000, several of the shippers amended and restated their complaints challenging the tariff rates of the Pacific Operations. The Partnership is vigorously defending the amended and restated complaints as it has defended the previous round of complaints.

   The complaints filed before the CPUC generally challenge the rates charged for intrastate transportation of refined petroleum through the Pacific Operations' pipeline system in California. On August 6, 1998, the CPUC issued its decision dismissing the complainants' challenge to SFPP's intrastate rates. On June 24, 1999, the CPUC granted limited rehearing of its August 1998 decision for the purpose of addressing the proper ratemaking treatment for partnership tax expenses, the calculation of environmental costs and the public utility status of SFPP's Sepulveda Line and its Watson Station gathering enhancement facilities. In pursuing these rehearing issues, complainants seek prospective rate reductions aggregating approximately $10 million per year.

   For additional information about these proceedings, see Item. 3 Legal Proceedings.

   Rapid Growth May Cause Difficulties Integrating New Operations

   Part of the Partnership's business strategy includes acquiring additional businesses that will allow it to increase distributions to unitholders. During the two-year period from December 31, 1997 to December 31, 1999, the Partnership made several acquisitions that helped increase its asset base and its net income over ten times. The Partnership believes that it can profitably combine the operations of acquired businesses with its existing operations. However, unexpected costs or challenges may arise whenever businesses with different operations and management are combined. Successful business combinations require management and other personnel to devote significant amounts of time to integrating the acquired business with existing operations. These efforts may temporarily distract management's attention from day-to-day business, the development or acquisition of new properties and other business opportunities. In addition, the management of the acquired business will often not join the Partnership's management team. The change in management may make it more difficult to integrate an acquired business with existing operations.

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

   Whether the Partnership has the power of eminent domain for its pipelines varies from state to state depending upon the type of pipeline--petroleum liquids, natural gas or CO2--and the laws of the particular state. The Partnership's inability to exercise the power of eminent domain could have a material negative effect on its business if it were to lose the right to use or occupy the property on which its pipelines are located.

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

   Pipelines are generally the lowest cost method for intermediate and long-haul overland product movement. Accordingly, the most significant competitors for the Partnership's pipelines are:

   o proprietary pipelines owned and operated by major oil companies in the areas where the Partnership's pipelines deliver products;
   o refineries within the market areas served by the Partnership's pipelines; and
   o  trucks.

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

   The instruments governing any additional debt incurred to refinance the debt may also contain similar or additional restrictions.

   Restrictions on the Ability to Prepay SFPP's Debt May Limit Financial Flexibility. SFPP is subject to certain restrictions with respect to its debt that may limit the Partnership's flexibility in structuring or refinancing existing or future debt. These restrictions include the following:

   o Before December 15, 2002, the Partnership may prepay the SFPP First Mortgage Notes (the "Series F notes") with a make-whole prepayment premium; and
   o The Partnership agreed as part of the acquisition of the Pacific Operations to not take certain actions with respect to $190 million of the SFPP Series F notes that would cause adverse tax consequences for the prior general partner of SFPP.

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

   Limitations in the Partnership Agreements and State Partnership Law

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

   Persons Owning 20% or More of the Units Cannot Vote. Any units held by a person that owns 20% or more of the units cannot be voted. This limitation does not apply to the general partner and its affiliates. This provision may:

   o discourage a person or group from attempting to remove the general partner or otherwise change management; and
   o reduce the price at which the units will trade under certain circumstances. For example, a third party will probably not attempt to remove the general partner and take over the Partnership's management by making a tender offer for the units at a price above their trading market price without removing the general partner and substituting an affiliate.

   The General Partner's Liability to the Partnership and Unitholders May Be Limited. The partnership agreement contains language limiting the liability of the general partner to the Partnership or the unitholders. For example, the partnership agreement provides that:

   o the general partner does not breach any duty to the Partnership or the unitholders by borrowing funds or approving any borrowing. The general partner is protected even if the effect of the borrowing is to increase incentive distributions to the general partner;
   o the general partner does not breach any duty to the Partnership or the unitholders by taking any actions consistent with the standards of reasonable discretion outlined in the definitions of available cash and cash from operations contained in the partnership agreement; and
   o the general partner does not breach any standard of care or duty by resolving conflicts of interest unless the general partner acts in bad faith.

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

   Potential Conflicts of Interest Related to the Operation of the Partnership

   Certain conflicts of interest could arise among the general partner, KMI and the Partnership. Such conflicts may include, among others, the following situations:

   The fiduciary duties of KMI's officers and directors may conflict with those of the Partnership. Some of the directors and officers of KMI are also directors and officers of the general partner. Conflicts of interest may result due to the fiduciary duties such directors and officers may have to manage the business of KMI in a manner beneficial to KMI and its shareholders. The resolution of these conflicts may not always be in the best interests of the Partnership's unitholders.

   The similarity of KMI's acquisition strategy and that of the Partnership may create conflicts of interest. Since KMI and the Partnership each plan to grow their businesses through acquisitions, conflicts may arise because:

   o individuals who serve on the general partner's board of directors also serve on the board of directors of KMI, and this requires the disclosure of information to the board of KMI of any transaction that could be of interest to that board on behalf of KMI or its subsidiaries;
   o acquisition opportunities may be presented to the interlocking directors or those officers common to KMI and the general partner that could be in the best interests of both KMI and the Partnership; and
   o the Partnership and KMI both have an acquisition strategy to acquire assets used in the transportation, storage and processing of energy products that generate long-term, steady cash flows and that can be acquired at a price that may increase their earnings and cash flow. There is no legal limitation on either KMI's or the Partnership's business that requires them not to enter into or acquire other businesses, and each of their acquisition interests could conflict with those of the other.

   Any transaction that KMI effects could have been an opportunity of the Partnership and vice-versa. The resolution of these conflicts by KMI's board of directors and the board of directors of the general partner may not always be the most beneficial resolution to the Partnership's unitholders.

   The General Partner may not be fully reimbursed for the use of its officers and employees by the general partner. KMI shares administrative personnel with the general partner to operate both KMI's business and the business of the Partnership. As a result, the officers of the general partner, who in some cases may also be officers of KMI, must allocate, in their reasonable and sole discretion, the time the general partner's employees spend on behalf of the Partnership and on behalf of KMI. These allocations are not the result of arms-length negotiations between the general partner and KMI. Although the general partner intends to be reimbursed for its employees' activities, due to the nature of the allocations, this reimbursement may not exactly match the actual time and overhead spent. Since the Partnership reimburses the general partner for its general and administrative expenses, the under allocation of the time and overhead spent on KMI's activities would negatively affect the amount of cash available for distribution to the Partnership's unitholders. See Item
13. "Certain Relationships and Related Transactions--General and Administrative Expenses" in this Report.

   The general partner's decisions may affect cash distributions to unitholders. The general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings and reserves. All of these decisions can impact the amount of cash distributed by the Partnership to its unitholders, which, in turn, affects the amount of the cash incentive distribution to the general partner.

   The general partner tries to avoid being personally liable for Partnership obligations. The general partner is permitted to protect its assets in this manner by the partnership agreement. Under the partnership agreement, the general partner does not breach its fiduciary duty even if the Partnership could have obtained more favorable terms without limitations on the general partner's liability.

   The general partner's decision to exercise or assign its call right to purchase limited partnership interests may conflict with the interests of the unitholders. If the general partner exercises this right, a unitholder may have to sell his interest against his will or for a less than desirable price.

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

   Tax Characterization of the Partnership

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

   If the Partnership were to fail to meet the 90% "qualified income" test (the "Natural Resources Exception") for any year prior to or subsequent to the acquisition of the Pacific Operations, the Partnership would be treated as a corporation unless it met the inadvertent failure exception. Qualifying income includes interest, dividends, real property rents, gains from the sale or disposition of real property, income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines transporting gas, oil or products thereof), or the marketing of any mineral or natural resource (including fertilizer, geothermal energy and timber), and gain from the sale or disposition of capital assets that produced such income. The general partner believes that more than 90% of the Partnership's gross income is, and has been, qualifying income, because the Partnership is engaged primarily in the transportation of NGLs, refined petroleum products and natural gas through pipelines and the handling and storage of coal.

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

   Passive Activity Loss Limitations

   Under the passive loss limitations, losses generated by the Partnership, if any, will only be available to offset future income generated by the Partnership and cannot be used to offset income which an individual, estate, trust or personal service corporation realizes from other activities, including passive activities or investments. Income, which may not be offset by passive activity "losses", includes not only salary and active business income, but also portfolio income such as interest, dividends or royalties or gain from the sale of property that produces portfolio income. Credits from passive activities are also limited to the tax attributable to any income from passive activities. The passive activity loss rules are applied after other applicable limitations on deductions, such as the at-risk rules and the basis limitation. Certain closely held corporations are subject to slightly different rules, which can also limit their ability to offset passive losses against certain types of income. A unitholder's proportionate share of unused losses may be deducted when the holder of units disposes of all of such holder's units in a fully taxable transaction with an unrelated party. Net passive income from the Partnership may be offset by a unitholder's unused Partnership losses carried over from prior years, but not by losses from other passive activities, including losses from other publicly traded partnerships. In addition, a unitholder's proportionate share of the Partnership's portfolio income, including portfolio income arising from the investment of the Partnership's working capital, is not treated as income from a passive activity and may not be offset by such unitholder's share of net losses of the Partnership.

   Section 754 Election

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

   No Amortization of Book-Up Attributable to Intangibles

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

   Deductibility of Interest Expense

    The Code generally provides that investment interest expense is deductible only to the extent of a non-corporate taxpayer's net investment income. In general, net investment income for purposes of this limitation includes gross income from property held for investment (except for net capital gains taxed at the long-term capital gains rate) and portfolio income (determined pursuant to the passive loss rules) reduced by certain expense (other than interest) which are directly connected with the production of such income. Property subject to the passive loss rules is not treated as property held for investment. However, the IRS has issued a notice which provides that net income from a publicly traded partnership (not otherwise treated as a corporation) may be included in net investment income for the purposes of the limitation on the deductibility of investment interest. A unitholder's investment income attributable to its interest in the Partnership will include both its allocable share of the Partnership's portfolio income and trade or business income. A unitholder's investment interest expense will include its allocable share of the Partnership's interest expense attributable to portfolio investments.

   Tax Liability Exceeding Cash Distributions or Proceeds from Dispositions of Units

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

   Tax Shelter Registration; Potential IRS Audit

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

   Unrelated Business Taxable Income

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

   State and Local Tax Treatment

   Each holder of units may be subject to income, estate or inheritance taxes in states and localities in which the Partnership owns property or does business, as well as in such holder's own state or locality. For purposes of state and local tax reporting, as of December 31, 1999, the Partnership conducted business in 20 states: Arizona, California, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Missouri, Nebraska, Nevada, New Mexico, Oklahoma, Oregon, South Carolina, Texas, Virginia and Wyoming. A unitholder will likely be required to file state income tax returns and to pay applicable state income taxes in many of these states and may be subject to penalties for failure to comply with such requirements. Some of the states have proposed that the Partnership withhold a percentage of income attributable to Partnership operations within the state for unitholders who are non-residents of the state. In the event that amounts are required to be withheld (which may be greater or less than a particular unitholder's income tax liability to the state), such withholding would generally not relieve the non-resident unitholder from the obligation to file a state income tax return.

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

   Power of Attorney

   Each limited partner, and each person who acquires a unit from a prior holder and executes and delivers a transfer application with respect to such unit, grants to the general partner and, if a liquidator has been appointed, the liquidator, a power of attorney to, among other things:
     o execute and file certain documents required in connection with the qualification, continuance or dissolution of the Partnership or the amendment of the partnership agreement in accordance with the terms of the partnership agreement; and
     o  make consents and waivers contained in the partnership agreement.

   Restrictions on Authority of the General Partner

   The authority of the general partner is limited in certain respects under the partnership agreement. The general partner is prohibited, without the prior approval of holders of record of a majority of the outstanding units from, among other things, selling or exchanging all or substantially all of the Partnership's assets in a single transaction or a series of related transactions (including by way of merger, consolidation or other combination) or approving on behalf of the Partnership the sale, exchange or other disposition of all or substantially all of the assets of the Partnership, provided that the Partnership may mortgage, pledge, hypothecate or grant a security interest in all or substantially all of the Partnership's assets without such approval. The Partnership may sell all or substantially all of its assets pursuant to a foreclosure or other realization upon the foregoing encumbrances without such approval. Except as provided in the partnership agreement and generally described under "--Amendment of Partnership Agreement and Other Agreements," any amendment to a provision of the partnership agreement generally will require the approval of the holders of at least 66 2/3% of the units. The general partner's ability to sell or otherwise dispose of a significant portion of the Partnership's assets is restricted by the terms of the Partnership's credit facilities.

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

   Registration Rights

   Pursuant to the terms of the partnership agreement and subject to certain limitations described therein, the Partnership has agreed to register for resale under the Securities Act of 1933 and applicable state securities laws any units(or other securities of the Partnership) proposed to be sold by the general partner (or its affiliates) if an exemption from such registration requirements is not otherwise available for such proposed transaction. The Partnership is obligated to pay all expenses incidental to such registration, excluding underwriting discounts and commissions.

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

   Duties

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

   Resignation or Removal

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

Item 3.  Legal Proceedings

   See Note 16 of the Notes to the Consolidated Financial Statements of the Partnership included elsewhere in this report.

Item 4.  Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                  P A R T II


Item 5.  Market for the Registrant's Units and Related Security Holder Matters

  The following table sets forth, for the periods indicated, the high and low sale prices per unit, as reported on the New York Stock Exchange, the principal market in which the units are traded, and the amount of cash distributions declared per unit.


                                         Price Range
                                         -----------                  Cash
                                    High              Low         Distributions
                                    ----              ---         -------------
          1999
          ----
          First Quarter           $37.9375          $33.1250          $0.7000
          Second Quarter           39.0000           33.9375           0.7000
          Third Quarter            45.3750           37.5000           0.7250
          Fourth Quarter           43.9375           39.6250           0.7250

          1998
          ----
          First Quarter           $37.8750          $30.1250          $0.5625
          Second Quarter           38.1250           35.0000           0.6300
          Third Quarter            37.3750           28.5625           0.6300
          Fourth Quarter           36.9375           29.5625           0.6500



   The Partnership pays quarterly distributions at a current rate of $.725 per quarter. The Partnership currently expects that it will continue to pay comparable cash distributions in the future.

   As of February 29, 2000, there were approximately 35,000 beneficial owners of the Partnership's units.

Item 6.  Selected Financial Data (unaudited)

     The following table sets forth, for the periods and at the dates indicated, selected historical financial and operating data for the Partnership.


                                                                   Year Ended December 31,
                                           1999(5)         1998(6)          1997            1996            1995
                                         ------------    ------------    ------------    ------------    ------------
                                                     (In thousands, except per unit and operating data)
Income and Cash Flow Data:
Revenues                               $     428,749   $     322,617   $      73,932   $      71,250   $      64,304
Cost of product sold                          16,241           5,860           7,154           7,874           8,020
Operating expense                            111,275          77,162          17,982          22,347          15,928
Fuel and power                                31,745          22,385           5,636           4,916           3,934
Depreciation and amortization                 46,469          36,557          10,067           9,908           9,548
General and administrative                    35,612          39,984           8,862           9,132           8,739
                                         ------------    ------------    ------------    ------------    ------------
Operating income                             187,407         140,669          24,231          17,073          18,135
Earnings from equity investments              42,918          25,732           5,724           5,675           5,755
  Amortization of excess cost of
     equity investments                       (4,254)           (764)              -               -               -
Interest (expense)                           (54,336)        (40,856)        (12,605)        (12,634)        (12,455)
Interest income and other, net                22,988          (5,992)           (353)          3,129           1,311
Income tax (provision) benefit                (9,826)         (1,572)            740          (1,343)         (1,432)
                                         ------------    ------------    ------------    ------------    ------------
Net income before extraordinary charge       184,897         117,217          17,737          11,900          11,314
Extraordinary charge                          (2,595)        (13,611)              -               -               -
                                         ============    ============    ============    ============    ============
Net income                             $     182,302   $     103,606   $      17,737   $      11,900   $      11,314
                                         ============    ============    ============    ============    ============

Net income per unit before
      extraordinary charge(1)          $        2.63   $        2.09   $        1.02   $        0.90   $        0.85
                                         ============    ============    ============    ============    ============

Net income per unit                    $        2.57   $        1.75   $        1.02   $        0.90   $        0.85
                                         ============    ============    ============    ============    ============

Per unit cash distribution paid        $        2.78   $        2.39   $        1.63   $        1.26   $        1.26
                                         ============    ============    ============    ============    ============

Additions to property, plant and equipm$nt    82,725   $      38,407   $       6,884   $       8,575   $       7,826

Balance Sheet Data (at end of period):
Net property, plant and equipment      $   2,578,313   $   1,763,386   $     244,967   $     235,994   $     236,854
Total assets                           $   3,228,738   $   2,152,272   $     312,906   $     303,603   $     303,664
Long-term debt                         $     989,101   $     611,571   $     146,824   $     160,211   $     156,938
Partners' capital                      $   1,774,798   $   1,360,663   $     150,224   $     118,344   $     123,116

Operating Data:
Pacific Operations -
  Mainline delivery volumes (MBbls)(2)       375,663         307,997               -               -               -
  Other delivery volumes (MBbls)(2)           10,025          17,957               -               -               -
Mid-Continent Operations -
  Delivery volumes (MBbls)(3)                 50,124          44,783          46,309          46,601          41,613
Bulk Terminals -
  Transport volumes (Mtons)(4)                39,190          24,016           9,087           6,090           6,486

(1) Represents net income before extraordinary charge per unit adjusted for the two-for-one split of units on October 1, 1997.
     Net income before extraordinary charge per unit was computed by dividing the interest of the holders of units in net income before extraordinary charge by the weighted average number of units outstanding during the period.
(2) The Partnership acquired the Pacific Operations on March 6, 1998.
(3) Represents total volumes for the North System and the Cypress Pipeline only.
(4) Represents the volumes of the Cora Terminal, excluding ship or pay volumes of 252 Mtons for 1996, the Grand Rivers Terminal from September 1997, Kinder Morgan Bulk Terminals from July 1, 1998 and the Pier IX and Shipyard Terminals from
     December 18, 1998.
(5) Includes results of operations for 51% interest in Plantation Pipe Line Company, Mid-Continent transmix operations and
     33 1/3% interest in Trailblazer Pipeline Company since dates of acquisition.
(6) Includes results of operations for Pacific Operations, Kinder Morgan Bulk Terminals and 24% interest in Plantation Pipe Line
     Company since dates of acquisition.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations of the Partnership

   The Partnership's financial results for the past two years reflect significant growth across all business segments. Strategic business acquisitions and ongoing strength in the Partnership's pipeline and terminal operations resulted in net income before extraordinary charge of $184.9 million ($2.63 per unit) for 1999, $117.2 million ($2.09 per unit) for 1998 and $17.7 million ($1.02 per unit) for 1997. Included in the net income for 1999 and 1998 were extraordinary charges associated with debt refinancing transactions in the amount of $2.6 million and $13.6 million, respectively.

   Total Partnership revenue in 1999 grew 33% (to $428.7 million) over 1998 revenue of $322.6 million. For 1997, the Partnership reported total revenue of $73.9 million. The increases in revenues reflect the addition of key acquisitions as well as continued strong demand for refined products and bulk tonnage. The acquisitions of Kinder Morgan Bulk Terminals, Inc. (formerly Hall-Buck Marine, Inc.) in July 1998 and the Pier IX and Shipyard River terminals in December 1998 were the largest contributing factors for the increase in total Partnership revenue in 1999 compared with 1998. The acquisition of the Pacific Operations (formerly Santa Fe Pacific Pipeline Partners, L.P.) in March 1998 was the primary contributing factor for the increase in total Partnership revenue in 1998 compared with 1997. Total consolidated operating income for the past three years was $187.4 million in 1999, $140.7 million in 1998 and $24.2 million in 1997. Total consolidated net income for the three years was $182.3 million in 1999, $103.6 million in 1998 and $17.7 million in 1997.

Pacific Operations

                                                   Year Ended December 31,
                                         ---------------------------------------------
                                             1999            1998            1997
                                         -------------   --------------  -------------
Results of Operations (In Thousands)
   Revenues                            $      256,692  $       221,430 $            -

   Operating expenses                          44,445           42,020              -
   Depreciation and amortization               30,982           25,177              -
   Taxes, other than income taxes              10,611            8,548              -
                                         -------------   --------------  -------------
                                               86,038           75,745              -

  Operating Income                            170,654          145,685              -

  Earnings from equity investments              1,531              803              -
  Interest and other, net                      10,517           (6,418)             -
                                         -------------   --------------  -------------
                                               12,048           (5,615)             -

                                         =============   ==============  =============
   Net Income                          $      182,702  $       140,070 $            -
                                         =============   ==============  =============

Operating Statistics
   Mainline Delivery Volumes (MMBbls)           375.7            308.0              -
   Other Delivery Volumes (MMBbls)               10.0             18.0              -
   Average Tariff ($/Bbl)                      $ 0.53           $ 0.55            $ -


   The Pacific Operations, acquired in March 1998, reported segment earnings of $182.7 million on operating revenue of $256.7 million for the full year 1999. Segment earnings and operating revenue for 1998 were $140.1 million and $221.4 million, respectively. The increase in operating results was directly affected by the Partnership's acquisition of the Pacific Operations in March 1998. The 30% increase in earnings and 16% increase in revenue in 1999 over 1998 reflect the inclusion of a full twelve months of operations and the continued strong demand for gasoline, diesel fuel and jet fuel in the Partnership's West Coast markets. Total mainline throughput volumes increased 22% in 1999 versus 1998. Slightly lower (4%) average tariff rates and lower fee, gathering and miscellaneous terminal volumes partially offset the 1999 revenue increase.

   Segment operating expenses, which include fuel, power and operating and maintenance expenses, were $44.4 million in 1999 and $42.0 million in 1998. The 1999 increase resulted from higher fuel and power expenses associated with moving a full twelve-months of product volumes. Continued investments in capital additions and pipeline expansions resulted in higher depreciation and amortization expense as well as higher ad valorem tax expense in 1999.

   Earnings from equity investments increased 91% in 1999 from 1998. The increase was the result of higher processing volumes at the Colton transmix processing facility. Additionally, the segment benefited from favorable changes in non-operating income/expense in 1999 versus 1998. The favorable variance was primarily the result of lower 1999 expense accruals made for the FERC rate case reserve as a result of the FERC's opinion relating to an outstanding rate case dispute, 1999 insurance recoveries and favorable adjustments to employee post-retirement benefit liabilities.

   Mid-Continent Operations

 Mid-Continent Operations

                                                              Year Ended December 31,
                                                    ---------------------------------------------
                                                        1999            1998            1997
                                                    -------------  ---------------  -------------
Results of Operations (In Thousands)
   Revenues                                        $      57,444  $        38,271  $      55,777

   Operating expenses                                     32,032           14,346         21,698
   Depreciation and amortization                           7,946            7,510          9,009
   Taxes, other than income taxes                          2,016            2,019          2,681
                                                    -------------  ---------------  -------------
                                                          41,994           23,875         33,388

  Operating Income                                        15,450           14,396         22,389

  Earnings from equity investments                        41,364           24,892          5,724
    Amortization of excess cost of equity investments     (4,254)            (764)             -
  Interest and other, net                                 14,300             (396)        (1,371)
                                                    -------------  ---------------  -------------
                                                          51,410           23,732          4,353

  Income Before Income Taxes                              66,860           38,128         26,742

  Income Tax Benefit (Expense)                            (8,538)            (972)           740

                                                    =============  ===============  =============
  Net Income                                       $      58,322  $        37,156  $      27,482
                                                    =============  ===============  =============

Operating Statistics
   Delivery Volumes (MMBbls)                                50.1             44.8           46.3
   Average Tariff ($/Bbl)                                 $ 0.88           $ 0.93         $ 0.93


   Mid-Continent Operations consist of the North System, the Cypress Pipeline, the transmix operations, the Painter gas processing plant and the Partnership's equity investments in Shell CO2 Company, Plantation Pipe Line Company and Heartland Pipeline Company. The segment reported earnings of $58.3 million in 1999, $37.2 million in 1998 and $27.5 million in 1997. Segment revenue was $57.4 million in 1999, $38.3 million in 1998 and $55.8 million in 1997. The 1999 revenue increase reflects the inclusion of transmix operations acquired in September 1999 from Primary Corporation. A 9% increase in throughput volumes on the Partnership's North System, partially offset by slightly lower (4%) average tariff rates also contributed to the 1999 revenue increase. The decrease in revenue in 1998 from 1997 was primarily related to the Central Basin Pipeline, which was contributed to Shell CO2 Company in March 1998 and subsequently accounted for as an equity investment.

   Segment operating expenses increased to $32.0 million in 1999 versus $14.3 million in 1998. The increase was due to the inclusion of the transmix operations, the higher throughput volumes on the North System and an 18% increase in throughput volumes on the Cypress Pipeline. Segment operating expenses for 1997 were $21.7 million. The $7.4 million decrease in expenses in 1998 from 1997 resulted from the transfer of the Central Basin Pipeline, the assignment of the Mobil gas processing agreement at the Bushton Plant in April 1997 and lower purchase/sale contracts reported by the North System. Depreciation and amortization expenses totaled $7.9 million in 1999, which are consistent with 1998 depreciation and amortization expenses of $7.5 million. The 1998 depreciation and amortization expenses decreased $1.5 million from the $9.0 million reported in 1997 as a result of the transfer of the Central Basin Pipeline.

   Earnings from equity investments increased $16.5 million (66%) to $41.4 million in 1999 compared with $24.9 million in 1998. This follows an increase in equity earnings of $19.2 million in 1998 compared with 1997. The 1999 increase resulted from the segment's increased investment in Plantation Pipe Line Company. The overall increase was partially offset by lower earnings from the Partnership's investment in the Mont Belvieu fractionation facility, which was sold to Enterprise Products Partners L.P. in September 1999. The 1998 increase was the result of ownership interests in Plantation Pipe Line Company and Shell CO2 Company acquired in 1998. Amortization of excess cost of equity investments represents the amortization of the difference between the Partnership's initial investment in Plantation Pipe Line Company and its proportionate share of the underlying book value of Plantation on the dates of acquisition. The period-to-period increases in amortization of such excess costs correspond with the Partnership's 1998 and 1999 equity investments in Plantation. Allocable interest and other non-operating income items totaled $14.3 million in 1999 versus expense of $0.4 million in 1998 and $1.4 million in 1997. The 1999 amount includes the benefit of a $14.1 million gain on the sale of the Partnership's interest in the Mont Belvieu fractionation facility. The $1.4 million expense for 1997 was largely attributable to a $0.6 million contested product loss at the Mont Belvieu fractionation facility.

   Segment income tax expense increased $7.6 million in 1999 compared with 1998. This follows a $1.7 million increase in 1998 over the previous year. The 1999 and 1998 income tax provisions include the Partnership's share of tax expense relating to its investment in Plantation Pipe Line Company.

  Bulk Terminals

                                                   Year Ended December 31,
                                         ----------------------------------------------
                                             1999            1998            1997
                                         -------------   --------------  --------------
Results of Operations (In Thousands)
   Revenues                             $     114,613   $       62,916   $      18,155

   Operating expenses                          66,630           36,901           6,131
   Depreciation and amortization                7,541            3,870           1,058
   Taxes, other than income taxes               3,525            1,573             257
                                         -------------   --------------  --------------
                                               77,696           42,344           7,446

  Operating Income                             36,917           20,572          10,709

  Earnings from equity investments                 23               37              -
  Interest and other, net                        (669)            (765)             (1)
                                         -------------   --------------  --------------
                                                 (646)            (728)             (1)

  Income Before Income Taxes                   36,271           19,844          10,708

  Income Tax (Expense)                         (1,288)            (600)             -

                                         =============   ==============  ==============
  Net Income                             $     34,983    $      19,244   $      10,708
                                         =============   ==============  ==============

Operating Statistics
   Transport Volumes (MM Tons)                   39.2             24.0            9.1


   The Bulk Terminals segment reported earnings of $35.0 million in 1999, $19.2 million in 1998 and $10.7 million in 1997. Segment revenue was $114.6 million in 1999, $62.9 million in 1998 and $18.2 million in 1997. The increase in operating results was directly affected by the Partnership's acquisitions of Kinder Morgan Bulk Terminals, Inc. (formerly Hall-Buck Marine, Inc.) in July 1998, the Pier IX and Shipyard River terminals in

December 1998 and the Grand Rivers coal terminal in September 1997. The 82% increase in segment revenues in 1999 over 1998 resulted from the inclusion of a full year of operations for Kinder Morgan Bulk Terminals, Pier IX and Shipyard in 1999 as well as from a 10% increase in coal transport revenue from the segment's Cora and Grand Rivers coal terminals. The year-to-year coal transport revenue increase was the result of an 18% increase in coal transport volumes, partially offset by a 7% decrease in average transfer rates. Overall higher segment revenue in 1999 over 1998 was partially offset by lower revenue from coal marketing activities. The increase in segment revenues in 1998 over 1997 was the result of the additions of Kinder Morgan Bulk Terminals, the Grand Rivers coal terminal and a 93% increase in marketing revenue.

   Operating expenses, which include the segment's cost of sales, fuel, power and operating and maintenance expenses, totaled $66.6 million in 1999 compared to $36.9 million in 1998 and $6.1 million in 1997. The increases were the result of acquisitions made during the last two years as well as yearly increases in combined fuel, power and operating expenses associated with the transfer of higher coal volumes. The 1999 increase in operating expenses was partly offset by higher 1998 cost of sales expenses related to purchase/sale marketing contracts. The 1998 cost of sales were also higher than the 1997 cost of sales, contributing to the increase in segment operating expenses in 1998 over 1997. Depreciation and amortization expense was $7.5 million in 1999, $3.9 million in 1998 and $1.1 million in 1997. Taxes, other than income taxes, were $3.5 million in 1999, $1.6 million in 1998 and $0.3 million in 1997. The increases in both depreciation and taxes, other than income taxes, were primarily due to the addition of Kinder Morgan Bulk Terminals as well as to capital additions made at the segment's coal terminals.

   Other

   Income items not attributable to any segment include general and administrative expenses, unallocable interest income and expense and minority interest. Total Partnership general and administrative expenses totaled $35.6 million in 1999 compared with $40.0 million in 1998 and $8.9 million in 1997. The increase from the 1997 amount was attributable to higher administrative expenses associated with acquisitions made by the Partnership in 1998 and 1999. The Partnership continues to focus on productivity and expense controls. Total Partnership interest expense, net of interest income, was $52.6 million in 1999, $38.6 million in 1998 and $12.1 million in 1997. The increases were primarily due to debt assumed by the Partnership as part of the acquisition of the Pacific Operations as well as to expenses related to the financing of the Partnership's 1998 and 1999 investments. Minority interest increased to $2.9 million in 1999 compared with $1.0 million in 1998 and $0.2 million in 1997. The year-to-year increases resulted from higher earnings attributable to SFPP (Pacific Operations) as well as to higher overall Partnership income.

Outlook

   The Partnership intends to actively pursue a strategy to increase the Partnership's operating income. The Partnership will use a three-pronged strategy to accomplish this goal.

o Cost Reductions. The Partnership has substantially reduced the operating expenses of those operations of the Partnership that were owned at the time the general partner was acquired in February 1997. In addition, the Partnership has made substantial reductions in the operating expenses of the businesses and assets that it has acquired since February 1997. The Partnership intends to continue to seek further reductions where appropriate.

o Internal Growth. The Partnership intends to expand the operations of its current facilities. The Partnership has taken a number of steps that management believes will increase revenues from existing operations, including the following:

     o completing the expansion of its West Line Southern California products pipeline system in May 1999. The expansion increased the capacity of that system by over 50%;
     o beginning the expansion of its San Diego Line. The expansion project will cost approximately $22 million and consists of the construction of 23 miles of 16-inch diameter pipe, and other appurtenant facilities. The new facilities will increase capacity on the San Diego Line by approximately 25%;
     o Entering into an agreement to provide pipeline transportation services on the North System for Aux Sable Liquid Products, L.P. in the Chicago area beginning around October 2000;

     o constructing a multi-million dollar cement import and distribution facility at the Shipyard River terminal, which will be completed in fourth quarter 2000, as part of a 30 year cement contract with Blue Circle Cement;
     o purchasing an additional loading dock at the Shipyard River terminal from Chevron Corporation for $4 million;
     o completing a $3.4 million, 13 mile expansion of the Heartland pipeline system in August 1999 in conjunction with its partner, Conoco Pipe Line Company;
     o beginning a $13 million upgrade to the coal loading facilities at the Cora and Grand Rivers coal terminals. The two terminals handled an aggregate of 16.0 million tons of coal during 1999 compared with 13.5 million tons in 1998; and
     o increasing earnings and cash flow, as a result of the Partnership's March 9, 2000 announcement that it had reached an agreement to acquire the remaining 80% of Shell CO2 Company.

o Strategic Acquisitions. Since January 1, 1999, the Partnership made the following acquisitions:

     o     Plantation Pipe Line Company (27%)                 June 16, 1999
     o     Transmix Operations                                September 10,1999
     o     Trailblazer Pipeline Company (33 1/3%)             November 30, 1999
     o     Kinder Morgan Interstate Gas Transmission LLC      December 31, 1999
     o     Trailblazer Pipeline Company (33 1/3%)             December 31, 1999
     o     Red Cedar Gathering Company (49%)                  December 31, 1999
     o     Milwaukee Bulk Terminals, Inc.                     January 1, 2000
     o     Dakota Bulk Terminal, Inc.                         January 1, 2000

   The Partnership intends to seek opportunities to make additional strategic acquisitions to expand existing businesses or to enter into related businesses. The Partnership periodically considers potential acquisition opportunities as such opportunities are identified. No assurance can be given that the Partnership will be able to consummate any such acquisitions. Management anticipates that the Partnership will finance acquisitions temporarily by borrowings under its bank credit facilities or by issuing commercial paper, and permanently by issuing new debt securities and/or units.

   On January 20, 2000, the Partnership announced a quarterly distribution of $0.725 per unit for the fourth quarter of 1999. The distribution for the fourth quarter of 1998 was $0.65 per unit. Management intends to increase the distribution to an annual level of at least $3.10 ($0.775 per quarter) per unit beginning with the distribution for the first quarter of 2000 assuming no adverse change in the Partnership's operations, economic conditions and other factors.

Liquidity and Capital Resources

   The Partnership's primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, expansion capital expenditures and quarterly distributions to partners. In addition to utilizing cash generated from operations, the Partnership could meet its cash requirements through borrowings under its credit facilities or issuing short-term commercial paper, long-term notes or additional units. The Partnership expects to fund future cash distributions and sustaining capital expenditures with existing cash and cash flows from operating activities. Expansion capital expenditures are expected to be funded through additional Partnership borrowings or issuance of additional units. Interest payments are expected to be paid from cash flows from operating activities and debt principal payments will be met by additional borrowings as they become due or by issuance of additional units.

   Operating Activities

   Net cash provided by operating activities was $182.9 million for 1999. This amount was $48.9 million higher than the $134.0 million of cash provided by operating activities in 1998. The increase in cash flow from operations was primarily the result of higher net earnings, increased distributions from equity investments and higher non-cash depreciation and amortization charges. Higher earnings, primarily due to the Partnership's acquisitions since March 1998, accounted for $67.7 million of the increase. Distributions from equity investments increased $14.0 million in

1999 versus 1998. The increase resulted primarily from the Partnership's increased investment in Plantation Pipe Line Company. The Partnership's initial investment of 24% was made in September 1998 and an additional investment of 27% was made in June 1999. Higher depreciation and amortization expenses accounted for $13.4 million of the total increase in cash provided by operations. The higher depreciation expense in 1999 was attributable to the inclusion of a full year of expense for the Pacific Operations and Kinder
 Morgan Bulk Terminals as well as to higher property balances as a result of increased capital expenditures. Higher amortization of excess investment costs resulted from the Partnership's increased investment in Plantation Pipe
Line Company. In addition, as part of a settlement agreement relating to previous litigation matters with El Paso Refinery L.P. and its general partner, SFPP made a final payment of $8 million in the second quarter of 1998.

   The overall increase in cash provided by operating activities was partially offset by higher earnings from equity investments, the gain on the sale of the Mont Belvieu fractionation facility and lower cash inflows relative to net changes in non-current operating assets and liabilities. The $17.2 million increase in earnings from equity investments resulted primarily from income generated from the Partnership's investment in Plantation Pipe Line Company. The sale of the Mont Belvieu fractionation facility, netted with one-time special charges, resulted in a $10.1 million gain in 1999 (see Note 4 to the Consolidated Financial Statements). The $28.6 million year-to-year decrease in cash provided by operating activities designated as Other, net, represents higher cash outflows related to changes in long-term assets and liabilities as well as to non-cash gains, losses and tax expense. The overall decrease includes a $12.4 million decrease due to environmental reserve changes, a $8.9 million decrease due to litigation reserve changes and a $6.0 million decrease due to higher accrued insurance reimbursements. The changes reflect the benefits to the Partnership, during 1999, of reductions in expense accruals made for environmental and legal matters. The 1999 change in litigation reserves was primarily due to accrual adjustments made for the FERC rate case reserve as a result of the FERC's opinion relating to an outstanding rate case dispute.

   Investing Activities

   Net cash used in investing activities was $196.5 million in 1999 compared to $281.7 million in 1998. The $85.2 million decrease in funds used in investing activities was attributable to larger asset acquisitions in 1998 relative to 1999 and to higher proceeds from the sale of investments, property, plant and equipment in 1999 versus 1998. The $5.7 million net cash inflow from the acquisition of assets during 1999 includes $25.7 million of cash held by the Natural Gas Operations at the time they were acquired from KMI. Partially offsetting this amount was $15.3 million used to acquire the Mid-Continent Operations' transmix processing facilities and $4.0 million used to acquire additional dock facilities at the Partnership's Shipyard River terminal. In 1998, the Partnership spent $107.1 million in asset acquisitions, consisting of $74.7 million for the purchase of the Pacific Operations and $32.4 million for Bulk Terminal acquisitions. The $43.0 million increase in cash received from the sale of investments, property, plant and equipment in 1999 over 1998 reflects the $41.8 million received for the sale of the Partnership's interest in the Mont Belvieu fractionation facility in September 1999.

   The overall decrease in funds used in investing activities was partly offset by increases in capital expenditures, primarily in the Partnership's Pacific Operations, and by larger long-term equity investment acquisitions. Excluding the effect of cash used for asset acquisitions, additions to property, plant and equipment were $82.7 million in 1999 and $38.4 million in 1998. These additions of property, plant and equipment include both expansion and sustaining projects. The $161.8 million used in 1999 for acquisitions of equity investments included $124.2 million for the additional investment in Plantation Pipe Line Company and $37.6 million for the Partnership's first one-third interest in Trailblazer Pipeline Company. In 1998, the Partnership spent $135.0 million on acquisitions of equity investments, consisting of the Partnership's $110.0 million initial investment in Plantation Pipe Line Company and its $25.0 million investment in Shell CO2 Company.

   Financing Activities

   Net cash provided by financing activities was $22.0 million in 1999 compared with $169.9 million in 1998. This decrease of $147.9 million from the comparable 1998 period included a $212.2 million decrease due to the sale of fewer units in 1999 versus 1998 and a $68.4 million decrease due to higher distributions to all partners. Overall debt financing activities provided $216.3 million in cash during 1999 versus $84.8 million during 1998. The increase in borrowings was mainly due to 1999 acquisitions.

   Distributions to all partners increased to $190.8 million in 1999 compared to $122.4 million in 1998. Higher distributions were the result of an increase in the number of units, an increase in paid distributions per unit and an increase in incentive distributions to the general partner as a result of increased distributions to unitholders. The Partnership paid distributions of $2.775 per unit in 1999 compared to $2.385 per unit in 1998. The increase in paid distributions resulted from favorable operating results in 1999. The Partnership believes that future operating results will continue to support similar levels of quarterly cash distributions, however, no assurance can be given that future distributions will continue at such levels.

   Partnership Distributions

   The partnership agreement requires the Partnership to distribute 100% of "Available Cash" (as defined in the partnership agreement) to the Partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available Cash consists generally of all cash receipts of the Partnership and its operating partnerships, less cash disbursements and net additions to reserves (including any reserves required under debt instruments for future principal and interest payments) and amounts payable to the former Santa Fe general partner in respect of its 0.5% interest in SFPP.

   Available Cash of the Partnership is initially distributed 98% to the limited partners (including the approximate 2% limited partner interest of the general partner) and 2% to the general partner. These distribution percentages are modified to provide for incentive distributions to be paid to the general partner in the event that quarterly distributions to unitholders exceed certain specified targets.

   Available Cash for each quarter is distributed, first, 98% to the limited partners and 2% to the general partner until the limited partners have received a total of $0.3025 per unit for such quarter, second, 85% to the limited partners and 15% to the general partner until the limited partners have received a total of $0.3575 per unit for such quarter, third, 75% to the limited partners and 25% to the general partner until the limited partners have received a total of $0.4675 per unit for such quarter, and fourth, thereafter 50% to the limited partners and 50% to the general partner. Incentive distributions are generally defined as all cash distributions paid to the general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner's incentive distributions declared by the Partnership for 1999 were $55,000,963, while the incentive distributions paid during 1999 were $51,301,689.

   Credit Facilities

   The Partnership has a $300 million unsecured five-year credit facility and a $300 million unsecured 364-day credit facility with a syndicate of financial institutions. First Union National Bank is the administrative agent under the agreements.

   Interest on borrowings is payable quarterly. Interest on the credit facilities accrues at the Partnership's option at a floating rate equal to either:

     o First Union National Bank's base rate (but not less than the Federal Funds Rate, plus .5%); or
     o LIBOR, plus a margin, which varies depending upon the credit rating of the Partnership's long-term senior unsecured debt.

   The LIBOR margins under the 364-day credit facility are higher than the margins under the five-year credit facility. The five-year credit facility also permits the Partnership to obtain bids for fixed rate loans from members of the lending syndicate.

   The credit facilities include restrictive covenants that are customary for these types of facilities, including without limitation:

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

   As of December 31, 1999, the Partnership had outstanding borrowings under the credit facilities of $197.6 million including the following:

     o $125 million borrowed to fund the purchase price of its interest in Plantation Pipe Line Company acquired on June 16, 1999;
     o $37.6 million borrowed to fund the purchase price of its 33 1/3% interest in Trailblazer Pipeline Company acquired on November 30, 1999; and
     o    $35 million borrowed to fund general corporate purposes.

   The Partnership has an outstanding letter of credit issued under the credit facilities in the amount of $23.7 million that backs-up the OLP-B tax-exempt bonds due 2024. The letter of credit reduces the amount available for borrowing under the credit facilities.

   In addition, as of December 31, 1999, the Partnership financed $330 million through KMI to fund part of the acquisition of assets acquired from KMI on December 31, 1999. Per the Closing Agreement entered into as of January 20, 2000, the Partnership must pay KMI a per diem fee of $180.56 for each $1,000,000 financed. The Partnership paid $200 million on January 21, 2000, and the Partnership plans to refinance the remaining amount by March 31, 2000.

   In December 1999, the Partnership established a commercial paper program providing for the issuance of up to $300 million of commercial paper. Borrowings under the commercial paper program reduce the borrowings allowed under the five-year credit facility. As of December 31, 1999, the Partnership had not issued any commercial paper.

   As of December 31, 1999, SFPP's long term debt aggregated $355 million and consisted of $181.0 million of Series F notes and $174.0 million borrowed under SFPP's $175.0 million bank credit facility. The Series F notes are payable in annual installments through December 15, 2004. The credit facility matures in August 2000. The Partnership intends to refinance some or all of the remaining Series F notes as they become payable. The credit facility permits SFPP to refinance the $32.5 million of Series F notes due on or before December 15, 2000 (plus a $29.5 million prepayment allowed on such date). The SFPP credit facility also provides for a working capital facility of up to $25 million.

   In December 1999, Trailblazer entered into a 364-day revolving credit agreement with Toronto Dominion, Inc. providing for loans up to $10 million. The agreement expires December 26, 2000. At December 31, 1999, the outstanding balance under Trailblazer's revolving credit agreement was $10 million. The agreement provides for an interest rate of LIBOR plus 0.875%. At December 31, 1999, the interest rate on the credit facility debt was 7.615%. Under the terms of the revolving credit agreement with Toronto Dominion, Inc., Trailblazer partnership distributions are restricted by certain financial covenants.

   Senior Notes

  On January 29, 1999, the Partnership issued $250 million of 6.30% Senior Notes ("Notes") due 2009. Interest on the Notes is payable semi-annually on February 1 and August 1 of each year beginning on August 1, 1999. The indenture governing the Notes contains restrictions on the ability of the Partnership to enter into sale and leaseback transactions, grant liens on its assets and merge or consolidate with other entities. In the offering, the Partnership received proceeds, net of underwriting discounts and commissions, of approximately $248 million. The proceeds were used to pay the outstanding balance on the Partnership's credit facility and for working capital and other Partnership purposes. The Notes were initially guaranteed by certain subsidiaries of the Partnership. In connection with the refinancing of the Partnership's credit facility on September 29, 1999, the Partnership's subsidiaries were released from their guarantees of the credit facility. As a result, the subsidiary guarantees under the Notes were also automatically released in accordance with the terms of the Notes. At December 31, 1999, the unamortized Note liability balance was approximately $249.3 million.

   The Partnership may redeem the Notes at any time, upon not less than 30 and not more than 60 days notice, at a price equal to 100% of the principal amount of the Notes plus accrued interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date) plus a Make-Whole Premium, if any (the "Redemption Price"). The Redemption Price would never be less than 100% of the principal amount of the senior notes plus accrued interest to the redemption date.

   The amount of the Make-Whole Premium would be equal to the excess, if any, of:

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

   The present value of interest and principal payments referred to in clause
(1) above would be calculated by discounting the amount of each payment of interest or principal from the date that the payment would have been payable, but for the redemption, to the redemption date at a discount rate equal to the Treasury Yield (as defined below) plus 25 basis points.

   For purposes of determining the Make-Whole Premium, "Treasury Yield" means a rate of interest per annum equal to the weekly average yield to maturity of United States Treasury Notes that have a constant maturity that corresponds to the remaining term to maturity of the Notes, calculated to the nearest 1/12th of a year.

   Senior Secured Notes

   On September 23, 1992, under the terms of a Note Purchase Agreement, Trailblazer Pipeline Company issued and sold an aggregate principal amount of $101 million of Senior Secured Notes to a syndicate of fifteen insurance companies. Security for the notes was provided principally by an assignment of certain Trailblazer transportation contracts. Effective April 29, 1997, an amendment to the Note Purchase Agreement was added. This amendment allowed Trailblazer to include several additional transportation contracts as security for the notes, added a limitation on the amount of additional money that Trailblazer could borrow and relieved Trailblazer from the security deposit obligation. At December 31, 1999, the outstanding balance under the Senior Secured Notes was $30.3 million. The Senior Secured Notes have a fixed annual interest rate of 8.03% and will be repaid in semiannual installments of $5.05 million from March 1, 2000 through September 1, 2002, the final maturity date. Interest is payable semiannually in March and September. Under the terms of the Note Purchase Agreement, Trailblazer partnership distributions are restricted by certain financial covenants.

   Capital Requirements for Recent Transactions

   Plantation Pipe Line Company. On June 16, 1999, the Partnership acquired 27% of Plantation Pipe Line Company for $124.2 million. The Partnership borrowed $125 million under its credit facilities.

   Transmix Operations. On September 10, 1999, the Partnership acquired transmix processing assets from Primary Corporation for approximately $30.3 million in aggregate consideration consisting of 510,147 units and $16.0 million, of which $15.7 million has been paid as of December 31, 1999.

   Trailblazer Pipeline Company. Effective November 30, 1999, the Partnership acquired 33 1/3% of Trailblazer Pipeline Company for $37.6 million, which the Partnership borrowed under its credit facilities.

   Natural Gas Operations. Effective December 31, 1999, the Partnership acquired certain net assets of KMI for approximately $736.5 million in aggregate consideration consisting of $330 million and 9.81 million units. The Partnership intends to repay the outstanding portion of the $330 million under its credit facilities by March 31, 2000.

Year 2000

   There was no interruption to any business operation because of any Year 2000 glitch in programming. All operations were running smoothly on January 1, 2000. All business operations ran smoothly on January 3, 2000, when a full staff returned to work, and have continued running without incident throughout the year.

   Other dates of concern, such as February 29, 2000, were addressed as part of the Year 2000 program and have been remedied. The Partnership does not expect any disruptions due to Year 2000 problems throughout the rest of the year. There have been no incidents of consequence reported by material suppliers, customers or service providers, and no disruption to business through any electronic interface with third party companies.

   Expenditures to handle the Year 2000 issue were less than the moneys allocated and were not material. No further Year 2000 expenditures are planned. The Partnership has contingency plans and emergency response plans to address any unexpected incidents.

Information Regarding Forward Looking Statements

   This filing includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "continue," "estimate," "expect," "may," "will," or other similar words. These statements discuss future expectations or contain projections. Specific factors which could cause actual results to differ from those in the forward looking statements, include:

     o price trends and overall demand for natural gas liquids, refined petroleum products, carbon dioxide, natural gas, coal and other bulk materials in the United States. Economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demand;

     o changes in the Partnership's tariff rates implemented by the Federal Energy Regulatory Commission or the California Public Utilities Commission;

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

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

   The market risk inherent in the Partnership's market risk sensitive instruments and positions is the potential change arising from increases or decreases in interest rates as discussed below. Generally, the Partnership's market risk sensitive instruments and positions are characterized as "other than trading." The Partnership's exposure to market risk as discussed below includes "forward-looking statements" and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. The Partnership's views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual fluctuations in interest rates and the timing of transactions.

   The Partnership utilizes both variable rate and fixed rate debt in its financing strategy. See Note 9 of the Notes to the Consolidated Financial Statements of the Partnership included elsewhere in this report for additional information related to the Partnership's debt instruments. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not the Partnership's earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect the Partnership's future earnings and cash flows. The Partnership does not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate debt until the Partnership would be required to refinance such debt.

   As of December 31, 1999 and 1998, the carrying values of the Partnership's long-term fixed-rate debt, was approximately $460.6 million and $244.0 million, respectively, compared to fair values of $471.9 million and $278.3 million, respectively. Fair values were determined using quoted market prices, where applicable, or future cash flow discounted at market rates for similar types of borrowing arrangements. A hypothetical 10% change in the average interest rates applicable to such debt for 1999 and 1998, respectively, would result in changes of approximately $15.0 million and $6.4 million, respectively, in the fair values of these instruments.

   As of December 31, 1999, the carrying value and fair value of the Partnership's borrowings outstanding under its revolving credit facilities, including accrued interest, was $208.7 million. Fair value was determined using future cash flows discounted based on market rates for similar types of borrowing arrangements. A hypothetical 10% change in the average interest rate applicable to this debt would result in a change of approximately $20.8 million in the Partnership's annualized pre-tax earnings. As of December 31, 1999 and 1998, the carrying value and fair value of the Partnership's variable-rate debt was $737.7 million and $367.6 million, respectively.

   As of December 31, 1999, the Partnership was party to interest rate swap agreements with a notional principal amount of $200 million for the purpose of hedging the interest rate risk associated with its variable-rate debt obligations. A hypothetical 10% change in the average interest rates related to these swaps would not have a material effect on the Partnership's annual pre-tax earnings.

   The Partnership monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable- rate revolving credit facilities with fixed-rate debt or by entering into interest rate swaps or other interest rate hedging agreements.

   As of December 31, 1999, the Partnership's cash and investment portfolio did not include fixed-income securities. Due to the short-term nature of the Partnership's investment portfolio, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of the Partnership's portfolio. Since the Partnership has the ability to liquidate this portfolio, it does not expect its operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

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

   Name                     Age Position with the General Partner
   ----                     --- ---------------------------------
   Richard D. Kinder        55  Director, Chairman and CEO
   William V. Morgan        56  Director, Vice Chairman and President
   Edward O. Gaylord        68  Director
   Gary L. Hultquist        56  Director
   William V. Allison       52  President, Natural Gas Pipeline Operations
   Thomas A. Bannigan       46  President, Products Pipeline Operations
   Dixon B. Betz            51  Chief Executive Officer, River Consulting, Inc.,
                                   subsidiary
   David G. Dehaemers, Jr.  39   Vice President, Corporate Development
   Joseph Listengart        31   Vice President, General Counsel and Secretary
   Michael C. Morgan        31   Vice President, Strategy and Investor Relations
   C. Park Shaper           31   Vice President, Treasurer and Chief Financial
                                   Officer
   Thomas B. Stanley        49   President, Bulk Terminals
   James E. Street          43   Vice President, Human Resources and
                                   Administration

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

  Gary L. Hultquist was elected Director of the general partner in October 1999. Mr. Hultquist is the Managing Director of Hultquist Capital, LLC, a San Francisco-based strategic and merger advisory firm. He also serves as Chairman and Chief Executive Officer of TitaniumX Corporation, a supplier of high-performance storage disk substrates and magnetic media to the disk drive industry. He is also a member of the Board of Directors of Rodel, Inc. Previously, Mr. Hultquist practiced law in two San Francisco area firms for over 15 years, specializing in business, intellectual property, securities and venture capital litigation.

   William V. Allison was elected President, Natural Gas Pipeline Operations of the general partner in September 1999. He served as President, Pipeline Operations of the general partner from February 1999 to September 1999. From April 1998 to February 1999, he served as Vice President and General Counsel of the general partner. From

1977 to April 1998, Mr. Allison was employed at Enron Corp. where he held various executive positions, including President of Enron Liquid Services Corporation, Florida Gas Transmission Company and Houston Pipeline Company and Vice President and Associate General Counsel of Enron Corp. Prior to joining Enron Corp., he was an attorney at the FERC.

  Thomas A. Bannigan was elected President, Products Pipeline Operations of the general partner in October 1999. Since 1980, Mr. Bannigan has held various legal and management positions in the energy industry, including General Counsel and Secretary of Plantation Pipe Line Company, and from May 1998 until October 1999, President and Chief Executive Officer of Plantation Pipe Line Company.

   Dixon B. Betz founded River Consulting, Inc., a subsidiary of Kinder Morgan Bulk Terminals, Inc., in 1981 and has since served as its Chief Executive Officer. Mr. Betz received a Bachelor of Science degree in Mathematics from Louisiana State University in 1971.

   David G. Dehaemers, Jr. was elected Vice President, Corporate Development of the general partner in January 2000. He was Treasurer of the general partner from February 1997 to January 2000 and Vice President and Chief Financial Officer of the general partner from July 1997 to January 2000. He served as Secretary of the general partner from February 1997 to August 1997. From October 1992 to January 1997, he was Chief Financial Officer of Morgan Associates, Inc., an energy investment and pipeline management company. Mr. Dehaemers was previously employed by the national CPA firms of Ernst & Whinney and Arthur Young. He is a CPA, and received his undergraduate Accounting degree from Creighton University in Omaha, Nebraska. Mr. Dehaemers received his law degree from the University of Missouri-Kansas City and is a member of the Missouri Bar.

   Joseph Listengart was elected Vice President and General Counsel of the general partner in October 1999. Mr. Listengart became an employee of the general partner in March 1998 and was elected its Secretary in November 1998. From March 1995 through February 1998, Mr. Listengart worked as an attorney for Hutchins, Wheeler & Dittmar, a Professional Corporation. Mr. Listengart received his Juris Doctor, magna cum laude, from Boston University in May 1994, his Masters in Business Administration from Boston University in January 1995 and his Bachelors of Arts degree in Economics from Stanford University in June 1990.

   Michael C. Morgan was elected Vice President, Strategy and Investor
Relations of the general partner in January 2000. He was Vice President, Corporate Development of the general partner from February 1997 to January 2000. From August 1995 until February 1997, Mr. Morgan was an associate with McKinsey & Company, an international management consulting firm. In 1995, Mr. Morgan received a Masters in Business Administration from the Harvard Business School. From March 1991 to June 1993, Mr. Morgan held various positions at PSI Energy, Inc., an electric utility, including Assistant to the Chairman. Mr. Morgan received a Bachelor of Arts in Economics and a Masters of Arts in Sociology from Stanford University in 1990. Mr. Morgan is the son of William V. Morgan.

   C. Park Shaper was elected Vice President, Treasurer and Chief Financial Officer of the general partner in January 2000. Previously, Mr. Shaper was President and Director of Altair Corporation, an enterprise focused on the distribution of web-based investment research for the financial services industry. He also served as Vice President and Chief Financial Officer of First Data Analytics, a wholly-owned subsidiary of First Data Corporation, from 1997 until June 1999. From 1995 to 1997, he was a consultant with The Boston Consulting Group. Mr. Shaper has prior experience with TeleCheck Services, Inc. and as a management consultant with the Strategic Services Division of Andersen Consulting. Mr. Shaper has a Bachelor of Science degree in Industrial Engineering and a Bachelor of Arts degree in Quantitative Economics from Stanford University. He also received a Master of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University.

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

   James E. Street was elected Vice President, Human Resources and Administration of the general partner in August 1999. From October 1996 to August 1999, Mr. Street was Senior Vice President, Human Resources and Administration for Coral Energy. Prior to joining Coral Energy, he was Vice President, Human Resources of Enron

Corp. from July 1989 to August 1992. Mr. Street received a Bachelor of Science degree from the University of Nebraska at Kearney in 1979 and a Masters of Business Administration degree from the University of Nebraska at Omaha in 1984.

Item 11.  Executive Compensation

   The Partnership has no executive officers, but is obligated to reimburse the general partner for compensation paid to the general partner's executive officers in connection with their operation of the Partnership's business. The following table summarizes all compensation paid to the general partner's chief executive officer and to each of the general partner's four other most highly compensated executive officers for services rendered to the Partnership during 1999, 1998 and 1997.


                                               Summary Compensation Table

                                                       Annual Compensation       Long-Term Compensation
                                                                                 Awards       Payouts<F5>
                                               --------------------------------------------------------------------------
                                                                              Units Underlying               All Other
Name and Principal Position                     Year       Salary     Bonus<F4>  Options                   Compensation<F6>
--------------------------------------------------------------------------------------------------------------------------

Richard D. Kinder<F1>                           1999     $150,003         $ -             -            $ -        $7,554
   Director, Chairman and CEO                   1998      200,004           -             -              -        13,584
                                                1997      175,664           -             -              -        12,757

William V. Allison<F2>                          1999      192,497     250,000             -              -         9,335
   President, Natural Gas Pipeline Operations   1998       99,998     200,000        10,000              -        11,366
                                                1997       22,917           -             -              -             -

David G. Dehaemers, Jr.                         1999      161,249     250,000             -      3,753,868         7,408
   Vice President, Corporate Development        1998      141,247     200,000             -              -        34,393
                                                1997      101,910     130,000             -              -         7,598

Michael C. Morgan                               1999      161,249     250,000             -      3,753,868         7,408
   Vice President, Strategy and Investor        1998      141,247     200,000             -              -        50,421
     Relations                                  1997      101,910     130,000             -              -         7,539

Dixon B. Betz<F3>                               1999      250,000      75,000             -              -        16,602
   CEO, River Consulting, Inc., subsidiary      1998      125,000     152,000         5,000              -         6,200


<F1> Effective October 1, 1999, Mr. Kinder's annual salary was reduced to $1.00.  Mr. Kinder is not eligible for annual bonuses or unit option grants.
<F2> Prior to the acquisition of the general partner by Kinder Morgan, Inc., Mr. Allison served as President of the general partner from January 1, 1997 until February 14, 1997.
<F3> River Consulting, Inc., a subsidiary of Kinder Morgan Bulk Terminals, Inc., was acquired on July 1, 1998.
<F4> Amounts earned in year shown and paid the following year.
<F5> Represents amounts paid pursuant to the Partnership's Executive Compensation Plan.  See "-Executive
        Compensation Plan."
<F6> Represents the general partner's contributions to the Retirement Savings Plan (a 401(k) plan), the imputed value of general partner-paid group term life insurance exceeding $50,000, and compensation attributable to taxable moving and parking expenses allowed.

   Retirement Savings Plan. Effective July 1, 1997, the general partner established the Kinder Morgan Retirement Savings Plan, a defined contribution 401(k) plan, that permits all full-time employees of the general partner to contribute 1% to 15% of base compensation, on a pre-tax or after-tax basis, into participant accounts. In addition to a mandatory contribution equal to 4% of base compensation per year for each plan participant, the general partner may make discretionary contributions in years when specific performance objectives are met. Any discretionary contributions are made during the first quarter following the performance year. In March 2000, an additional 2% discretionary contribution was made to individual accounts based on 1999 financial targets to unitholders. All contributions, together with earnings thereon, are immediately vested and not subject to forfeiture. Participants may direct the investment of their contributions into a variety of investments. Plan assets are held and distributed pursuant to a trust agreement. Because levels of future compensation, participant contributions and investment yields cannot be reliably predicted over the span of time contemplated by a plan of this nature, it is impractical to estimate the annual benefits payable at retirement to the individuals listed in the Summary Compensation Table above.

   Executive Compensation Plan. Pursuant to the Partnership's Executive Compensation Plan (the "Plan"), executive officers of the general partner are eligible for awards equal to a percentage of the "Incentive Compensation Value", which is defined as cash distributions to the general partner during the four calendar quarters preceding the date of redemption times eight (less a participant adjustment factor, if any). Under the Plan, no eligible employee may receive a grant in excess of 2% and total awards under the Plan may not exceed 10%. In general, participants may redeem vested awards in whole or in part from time to time by written notice. The Partnership may, at its option, pay the participant in units (provided, however, the unitholders approve the plan prior to issuing such units) or in cash. The Partnership may not issue more than 200,000 units in the aggregate under the Plan. Units will not be issued to a participant unless such units have been listed for trading on the principal securities exchange on which the units are then listed. The Plan terminates January 1, 2007 and any unredeemed awards will be automatically redeemed. The board of directors of the general partner may, however, terminate the Plan before such date, and upon such early termination, the Partnership will redeem all unpaid grants of compensation at an amount equal to the highest Incentive Compensation Value, using as the determination date any day within the previous twelve months, multiplied by 1.5. The Plan was established in July 1997 and on July 1, 1997, the board of directors of the general partner granted awards totaling 2% of the Incentive Compensation Value to each of Thomas King, David Dehaemers and Michael Morgan. Originally, 50% of such awards were to vest on each of January 1, 2000 and January 1, 2002. No awards were granted during 1998 and 1999.

   All of Mr. King's awards were forfeited when he resigned as President of the general partner on December 1, 1998. On January 4, 1999, the awards granted to Mr. Dehaemers and Mr. Morgan were amended to provide for the immediate vesting and pay-out of 50% of their awards, or 1% of the Incentive Compensation Value. The board of directors of the general partner believes that accelerating the vesting and pay-out of the awards was in the best interest of the Partnership because it capped the total payment the participants were entitled to receive with respect to 50% of their awards.

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

   No individual employee may be granted options for more than 10,000 units in any year. The board of directors or the committee will determine the duration and vesting of the options to employees at the time of grant. As of December 31, 1999, options for 211,200 units were granted to 100 employees of the general partner. Forty percent of such options will vest on the first anniversary of the date of grant and twenty percent on each anniversary, thereafter. The options expire seven years from the date of grant.

   The Option Plan also granted to each non-employee director of the Partnership as of April 1, 1998, an option to acquire 5,000 units at an exercise price equal to the fair market value of the units on such date. In addition, each new non-employee director will receive options to acquire 5,000 units on the first day of the month following his or her election. Under this provision, as of December 31, 1999, options for 10,000 units were granted to two individuals. Forty percent of such options will vest on the first anniversary of the date of grant and twenty percent on each anniversary, thereafter. The non-employee director options will expire seven years from the date of grant.

   The following tables set forth certain information at December 31, 1999 and for the fiscal year then ended with respect to unit options granted to and exercised by the individuals named in the Summary Compensation Table above. Mr. Allison and Mr. Betz were the only persons named in the Summary Compensation Table that have been granted options. No options have been granted at an option price below fair market value on the date of grant.

                      Aggregated Option Exercises in 1999,
                        and 1999 Year-End Option Values

                                                    Number of Units
                                                 Underlying Unexercised       Value of Unexercised
                                                       Options at             In-the-Money Options
                     Units Acquired   Value          1999 Year-End             at 1999 Year-End<F1>
Name                  on Exercise    Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
-----------------------------------------------------------------------------------------------------

William V. Allison                -         -      4,000           6,000     $33,250       $49,875

Dixon B. Betz                     -         -      2,000           3,000     $16,625       $24,938

<F1>Calculated on the basis of the fair market value of the underlying units at year-end, minus the exercise price.

   KMI Option Plan. Under KMI's stock option plan, key personnel of KMI and its affiliates, including employees of the general partner and the Partnership's subsidiaries, are eligible to receive grants of options to acquire shares of common stock of KMI. This option plan is administered by the Board of Directors of KMI. The primary purpose for granting stock options under this plan to employees of the general partner and the Partnership's subsidiaries is to provide them with an incentive to increase the value of common stock of KMI. A secondary purpose of the grants is to provide compensation to those employees for services rendered to the Partnership and its subsidiaries.

   As of December 31, 1999, the individuals named in the Summary Compensation Table had the following options to acquire shares of KMI common stock.

                            Total Number of Options     Number of Vested Options
     Richard D. Kinder                 --                          --
     Dixon B. Betz                   50,000                        --
     William V. Allison             250,000                        --
     David G. Dehaemers, Jr.        250,000                        --
     Michael C. Morgan              250,000                        --

   None of these options were granted with an exercise price below the fair market value of the common stock on the date of grant. The options expire 10 years after the date of grant. Twenty five percent of the options vest on each of the first four anniversaries after the date of grant.

   Directors fees. During 1999, each member of the board of directors of the general partner who was not also an employee of the general partner was paid an annual retainer of $20,000 in lieu of all attendance fees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information as of March 9, 2000, regarding the beneficial ownership of (i) the units and (ii) the common stock of Kinder Morgan, Inc., the parent company of the general partner, by all directors of the general partner, each of the named executive officers, all directors and executive officers as a group and all persons known by the general partner to own beneficially more than 5% of the units.

                   Amount and Nature of Beneficial Ownership

                                          Units(1)          KMI Voting Stock
                                  ---------------------   ----------------------
                                     Number     Percent     Number     Percent
                                  of Units(2)  of Class   of Shares(3)  of Class
                                  -----------  --------   ------------  --------

Richard D. Kinder(4)                137,950       *        23,989,992    21.19%

William V. Morgan(5)                  2,000       *         7,035,408     6.21%

Edward O. Gaylord(6)                 18,000       *                 -        -

Gary L. Hultquist                       500       *               500        -

William V. Allison(7)                 4,000       *                 -        -

Dixon B. Betz(8)                    100,714       *                 -        -

David G. Dehaemers                    2,000       *                 -        -

Michael C. Morgan                     1,000       *                 -        -

James E. Street                           -       *             4,500        -

Directors and Executive             332,329       *         31,031,400   27.41%
 Officers as a group (13 persons)(9)

*Less than 1%
(1) All units involve sole voting power and sole investment power.
(2) As of March 9, 2000, the Partnership had 59,712,109 units issued and outstanding.
(3) As of March 9, 2000, Kinder Morgan, Inc.("KMI") had a total of 113,207,568 shares of issued and outstanding voting stock.
(4) Includes 2,950 units owned by Mr. Kinder's spouse. Mr. Kinder disclaims beneficial ownership of such units.
(5) The KMI shares are held by Morgan Associates, Inc., a Kansas corporation, wholly owned by Mr. Morgan.
(6) Includes options to purchase 3,000 units exercisable within 60 days of March 9, 2000.
(7) Includes options to purchase 4,000 units exercisable within 60 days of March 9, 2000.
(8) Includes 26,090 units held by a trust for the benefit of Mr. Betz' children, and also includes options to purchase 2,000 units exercisable within 60 days of March 9, 2000.
(9) Includes  options  to  purchase  16,000  units   exercisable within 60 days
    of March 9, 2000.

Item 13.  Certain Relationships and Related Transactions

   General and Administrative Expenses

   The general partner provides the Partnership with general and administrative services and is entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. The general partner incurred general and administrative expenses of $30.7 million in 1999, $38.0 million in 1998 and $6.9 million in 1997.

   The general partner shares administrative personnel with KMI to operate both KMI's business and the business of the Partnership. As a result, the officers of the general partner, who in some cases may also be officers of KMI, must allocate, in their reasonable and sole discretion, the time the general partner's employees spend on behalf of the Partnership and on behalf of KMI. For 2000, KMI will pay the general partner $1 million as reimbursement for the services of the general partner's employees. Although management of the general partner believes this amount to fairly reflect the value of the services to be performed for KMI, the determination of this amount was not the result of arms length negotiations. Due to the nature of the allocations, this reimbursement may not exactly match the actual time and overhead spent. The general partner and KMI will reevaluate the amount to be charged to KMI for the services provided to KMI by the employees of the general partner.

   Partnership Distributions

   See Item 7. for information regarding Partnership Distributions.

   Natural Gas Operations

   Effective December 31, 1999, the Partnership acquired the Natural Gas Operations from Kinder Morgan, Inc. See Items 1. and 2. "Business Properties--Recent Developments" and "--Natural Gas Operations" for more information. In connection with this acquisition, as of December 31, 1999, the Partnership had outstanding borrowings of $330 million under a note payable to KMI. The borrowing was used to fund part of the acquisition of assets acquired from KMI on December 31, 1999. Per the Closing Agreement entered into as of January 20, 2000, the Partnership must pay KMI a per diem fee of $180.56 for each $1,000,000 of unpaid principal. The Partnership paid a principal amount of $200 million on January 21, 2000, and the Partnership plans to refinance the remaining note principal by March 31, 2000. Included in the Partnership's acquisition of the Natural Gas Operations was KMI's 33 1/3% interest in the Trailblazer Pipeline Company, which KMI acquired in January 1998 for a price of $11.3 million.

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

    (a)(3) Exhibits

    *2.1 -  Purchase Agreement dated October 18, 1997 between
            Kinder Morgan Energy Partners, L.P., Kinder Morgan
            G.P., Inc., Santa Fe Pacific Pipeline Partners, L.P.,
            Santa Fe Pacific Pipelines, Inc. and SFP Pipeline
            Holdings, Inc. (Exhibit 2 to the Partnership's
            Registration Statement on Form S-4 (File No.
            333-44519) filed February 4, 1998)
    *2.2 -  Master Agreement dated as of January 1, 1998 among
            Shell Western E&P Inc., Shell Western Pipelines Inc.,
            Shell Cortez Pipeline Company, Shell CO2 LLC, Shell
            CO2 General LLC, Shell Land & Energy Company, Kinder
            Morgan Operating L.P. "A" and Kinder Morgan CO2 LLC
            (Exhibit 2.2 to the Partnership's Current Report on
            Form 8-K filed March 18, 1998 (the "March 18, 1998
            Form 8-K"))
    *2.3 - First Amended and Restated Agreement of Limited Partnership dated as of March 5, 1998, by and between Shell CO2 General LLC, Kinder Morgan CO2, LLC and Shell CO2 LLC (Exhibit 2.3 to the March 18, 1998 Form
            8-K)
     2.4 -  Amendment to the Limited Partnership Agreement of
            Shell CO2 Company, Ltd. dated as of September 30, 1998
            (filed as Exhibit 2.4 to the Partnership's 1998 Form
            10-K)
    *2.5 -  Assumption and Indemnification Agreement dated as of
            January 1, 1998 among Shell CO2 General LLC, Shell CO2
            LLC, Shell Western E&P Inc., Shell Western Pipelines
            Inc., Shell Cortez Pipeline Company, Shell Land &
            Energy Company, Kinder Morgan CO2 LLC, Kinder Morgan
            Operating L.P. "A" and Shell CO2 Company, Ltd.
            (Exhibit 2.4 to the March 18, 1998 Form 8-K)
    *2.6 -  Guaranty and Indemnification Agreement dated as of
            January 1, 1998 between Shell Western E&P Inc. and
            Kinder Morgan Energy Partners, L.P. (Exhibit 2.5 to
            the March 5, 1998 Form 8-K)
    *2.7 - Contribution Agreement dated as of December 30, 1999, by and among Kinder Morgan Energy Partners, L.P., Kinder Morgan G.P., Inc., Kinder Morgan, Inc., Natural Gas Pipeline Company of America and KN Gas Gathering, Inc. (filed as Exhibit 99.1 to the Partnership's Current Report on Form 8-K filed January 14, 2000)
    *3.1 -  Second Amended and Restated Agreement of Limited
            Partnership of Kinder Morgan Energy Partners, L.P.
            effective as of February 14, 1997 (filed as Exhibit
            3.1 to Amendment No. 1 to Kinder Morgan Energy
            Partners, L.P. Registration Statement on Form S-4,
            file No. 333-46709, filed on April 14, 1998)
    *3.2 -  Amendment No. 1 to Second Amended and Restated
            Agreement of Limited Partnership of Kinder Morgan
            Energy Partners, L.P. dated as of January 20, 2000
            (filed as Exhibit 4.1 to the Partnership's Current
            Report on Form 8-K filed January 20, 2000)
    *4.1 -  Specimen Certificate evidencing Common Units
            representing Limited Partner Interests (filed as
            Exhibit 4.1 to Amendment No. 1 to Kinder Morgan Energy
            Partners, L.P. Registration Statement on Form S-4,
            file No. 333-44519, filed on February 4, 1998)
    *4.2 -  Indenture dated as of January 29, 1999 among Kinder
            Morgan Energy Partners, L.P., the guarantors listed on
            the signature page thereto and U.S. Trust Company of
            Texas, N.A., as trustee, relating to Senior Debt
            Securities (filed as Exhibit 4.1 to the Partnership's
            Current Report on Form 8-K filed February 16, 1999
            (the "February 16, 1999 Form 8-K"))
    *4.3 -  First Supplemental Indenture dated as of January 29,
            1999 among Kinder Morgan Energy Partners, L.P., the
            subsidiary guarantors listed on the signature page
            thereto and U.S. Trust Company of Texas, N.A., as
            trustee, relating to $250,000,000 of 6.30% Senior
            Notes due February 1, 2009 (filed as Exhibit 4.2 to
            the February 16, 1999 Form 8-K)
    *4.4 -  Second Supplemental Indenture dated as of September
            30, 1999 among Kinder Morgan Energy Partners, L.P. and
            U.S. Trust Company of Texas, N.A., as trustee,
            relating to release of subsidiary guarantors under the
            $250,000,000 of 6.30% Senior Notes due February 1,
            2009

            (filed as Exhibit 4.4 to the Partnership's Form
            10-Q for the quarter ended September 30, 1999 (the "1999 Third Quarter Form 10-Q"))
     4.5 - Certain instruments with respect to long-term debt of the Partnership and its consolidated subsidiaries which relate to debt that does not exceed 10% of the total assets of the Partnership and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4)
            (iii) (A) of Regulation S-K, 17 C.F.R. ss.229.601. The Partnership hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.
   *10.1 - Kinder Morgan Energy Partners, L.P. Common Unit Option Plan (filed as Exhibit 10.6 to the Partnership's 1997 Form 10-K)
   *10.2 -  Employment Agreement with William V. Morgan (filed as
            Exhibit 10.1 to the Partnership's Form 10-Q for the quarter ended March 31, 1997)
   *10.3 - Kinder Morgan Energy Partners L.P. Executive Compensation Plan (filed as Exhibit 10 to the Partnership's Form 10-Q for the quarter ended June 30,
            1997)
    21.1 -  List of Subsidiaries
    23.1 -  Consent of PricewaterhouseCoopers LLP
    27.1 -  Financial Data Schedule for Kinder Morgan Energy
            Partners, L.P.

---------------------
* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith.

(b) Reports on Form 8-K

   Report dated October 7, 1999, on Form 8-K was filed on October 22, 1999, pursuant to Items 5 and 7 of that form. Pursuant to the Agreement and Plan of Merger, the acquisition of Kinder Morgan, Inc., a Delaware corporation and sole stockholder of Kinder Morgan G.P., Inc., by Kinder Morgan, Inc., a Kansas corporation formerly known as K N Energy, Inc., was disclosed according to Item
5. Kinder Morgan G.P., Inc. is the general partner of the Partnership. An exhibit of the associated press release was filed pursuant to Item 7.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES



Report of Independent Accountants                                           F-2



Consolidated   Statements   of  Income  for  the  years  ended
      December 31, 1999, 1998, and 1997                                     F-3



Consolidated  Balance  Sheets for the years ended December 31, 1999
and 1998                                                                    F-4



Consolidated   Statements   of  Cash  Flows  for  the  years  ended
December 31, 1999, 1998, and 1997                                           F-5



Consolidated  Statements  of  Partners'  Capital for the years
      ended December 31, 1999, 1998, and 1997                               F-6



Notes to Consolidated Financial Statements                                  F-7


Certain supplementary financial statement schedules have been omitted because the information required to be set forth therein is either not applicable or is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Partners of
Kinder Morgan Energy Partners, L.P.






In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of partners' capital present fairly, in all material respects, the financial position of Kinder Morgan Energy Partners, L.P. (a Delaware Limited Partnership) and subsidiaries (the Partnership) at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Houston, Texas
March 10, 2000

                           KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands Except Per Unit Amounts)


                                                                       Year Ended December 31,
                                                            ---------------------------------------------
                                                            -------------  --------------   -------------
                                                                1999           1998             1997
                                                            -------------  --------------   -------------

Revenues                                                    $    428,749   $     322,617    $     73,932

Costs and Expenses
  Cost of products sold                                           16,241           5,860           7,154
  Operations and maintenance                                      95,121          65,022          15,039
  Fuel and power                                                  31,745          22,385           5,636
  Depreciation and amortization                                   46,469          36,557          10,067
  General and administrative                                      35,612          39,984           8,862
  Taxes, other than income taxes                                  16,154          12,140           2,943
                                                            -------------  --------------   -------------
                                                                 241,342         181,948          49,701
                                                            -------------  --------------   -------------

Operating Income                                                 187,407         140,669          24,231

Other Income (Expense)
  Earnings from equity investments                                42,918          25,732           5,724
  Amortization of excess cost of equity investments               (4,254)           (764)              -
  Interest, net                                                  (52,605)        (38,600)        (12,078)
  Other, net                                                      14,085          (7,263)           (701)
  Gain on sale of equity interest net of special charges          10,063               -               -
Minority Interest                                                 (2,891)           (985)           (179)
                                                            -------------  --------------   -------------

Income Before Income Taxes and Extraordinary charge              194,723         118,789          16,997

Income Tax Benefit (Expense)                                      (9,826)         (1,572)            740
                                                            -------------  --------------   -------------

Income Before Extraordinary charge                               184,897         117,217          17,737

Extraordinary charge on early extinguishment of debt              (2,595)        (13,611)              -
                                                            -------------  --------------   -------------

Net Income                                                  $    182,302   $     103,606    $     17,737
                                                            =============  ==============   =============


Calculation of Limited Partners' Interest in Net Income:
Income Before Extraordinary Charge                          $    184,897   $     117,217    $     17,737
Less: General Partner's interest in Net Income                   (56,273)        (33,447)         (4,074)
                                                            -------------  --------------   -------------
Limited Partners' Net Income before extraordinary charge         128,624          83,770          13,663
Less:  Extraordinary charge on early extinguishment of debt       (2,595)        (13,611)              -
                                                            =============  ==============   =============
Limited Partners' Net Income                                $    126,029   $      70,159    $     13,663
                                                            =============  ==============   =============

Net Income per Unit before extraordinary charge             $       2.63   $        2.09    $       1.02
                                                            =============  ==============   =============

Extraordinary charge per Unit                               $       0.06   $        0.34    $          -
                                                            =============  ==============   =============

Net Income per Unit                                         $       2.57   $        1.75    $       1.02
                                                            =============  ==============   =============

Number of Units used in Computation                               48,974          40,120          13,411
                                                            =============  ==============   =============


The accompanying notes are an integral part of these consolidated financial statements.


                 KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                    (In Thousands)

                                                                December 31,
                                                    ------------------------------------
                                                    -----------------  -----------------
                                                          1999               1998
                                                    -----------------  -----------------
ASSETS
Current Assets
   Cash and cash equivalents                      $           40,052 $           31,735
   Accounts and notes receivable                              71,783             44,125
   Inventories
     Products                                                  8,380              2,901
     Materials and supplies                                    4,703              2,640
   Other Current Assets                                        7,014                  -
                                                    -----------------  -----------------
                                                             131,932             81,401
                                                    -----------------  -----------------

Property, Plant and Equipment, at cost                     2,696,122          1,836,719
   Less accumulated depreciation                             117,809             73,333
                                                    -----------------  -----------------
                                                           2,578,313          1,763,386
                                                    -----------------  -----------------

Equity Investments                                           418,651            238,608
                                                    -----------------  -----------------

Notes receivable                                              10,041                172
Intangibles                                                   56,630             58,536
Deferred charges and other assets                             33,171             10,169
                                                    =================  =================
TOTAL ASSETS                                      $        3,228,738 $        2,152,272
                                                    =================  =================


LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts payable
     Trade                                        $           15,692 $           11,690
     Related parties                                           3,569             13,952
   Current portion of long-term debt                         209,200                  -
   Accrued rate refunds                                       36,607                  -
   Accrued interest                                           10,014              2,536
   Accrued right-of-way liabilities                            7,039              5,839
   Accrued taxes                                               8,870              4,195
   Accrued other liabilities                                  28,170             19,270
                                                    -----------------  -----------------
                                                             319,161             57,482
                                                    -----------------  -----------------

Long-Term Liabilities and Deferred Credits
   Long-term debt                                            989,101            611,571
   Other                                                      97,379            104,789
                                                    -----------------  -----------------
                                                           1,086,480            716,360
                                                    -----------------  -----------------

Commitments and Contingencies

Minority Interest                                             48,299             17,767
                                                    -----------------  -----------------
Partners' Capital
   Common Units                                            1,759,142          1,348,591
   General Partner                                            15,656             12,072
                                                    -----------------  -----------------
                                                           1,774,798          1,360,663
                                                    -----------------  -----------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL           $        3,228,738 $        2,152,272
                                                    =================  =================

The accompanying notes are an integral part of these consolidated financial statements.


                               KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In Thousands)
                                                                             Year Ended December 31,
                                                              -----------------------------------------------------
                                                              ----------------    ----------------    -------------
                                                                   1999                1998               1997
                                                              ----------------    ----------------    -------------
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities
    Net income                                              $         182,302   $         103,606   $       17,737
    Extraordinary charge on early extinguishment of debt                2,595              13,611                -
    Depreciation and amortization                                      46,469              36,557           10,067
    Amortization of excess cost of equity investments                   4,254                 764                -
    Earnings from equity investments                                  (42,918)            (25,732)          (5,724)
    Distributions from equity investments                              33,686              19,670            9,588
    Gain on sale of equity interest net of special charges            (10,063)                  -                -
    Changes in components of working capital
      Accounts receivable                                             (12,358)              1,203            3,791
      Inventories                                                      (2,817)               (734)            (902)
      Accounts payable                                                 (9,515)                197           (5,102)
      Accrued liabilities                                              11,106             (14,115)           2,774
      Accrued taxes                                                       497              (1,266)             557
    El Paso Settlement                                                      -              (8,000)               -
    Other, net                                                        (20,382)              8,220             (834)
                                                              ----------------    ----------------    -------------
Net Cash Provided by Operating Activities                             182,856             133,981           31,952
                                                              ----------------    ----------------    -------------

Cash Flows From Investing Activities
    Acquisitions of assets                                              5,678            (107,144)         (20,038)
    Additions to property, plant and equipment for
        expansion and maintenance projects                            (82,725)            (38,407)          (6,884)
    Sale of investments, property, plant and equipment                 43,084                  64              162
    Acquisitions of equity investments                               (161,763)           (135,000)               -
    Contributions to equity investments                                  (800)             (1,234)          (3,532)
                                                              ----------------    ----------------    -------------
Net Cash Used in Investing Activities                                (196,526)           (281,721)         (30,292)
                                                              ----------------    ----------------    -------------

Cash Flows From Financing Activities
    Issuance of debt                                                  550,287             492,612           43,400
    Payment of debt                                                  (333,971)           (407,797)         (58,496)
    Long-term debt - refinancing / issue costs                         (3,569)            (16,768)               -
    Proceeds from issuance of common units                                 68             212,303           33,678
    Contributions from General Partner's Minority Interest                146              12,349                -
    Distributions to partners
      Common Units                                                   (135,835)            (93,352)         (21,768)
      General Partner                                                 (52,674)            (27,450)          (2,280)
      Minority Interest                                                (2,316)             (1,614)            (245)
    Other, net                                                           (149)               (420)            (636)
                                                              ----------------    ----------------    -------------
Net Cash Provided by (Used in) Financing Activities                    21,987             169,863           (6,347)
                                                              ----------------    ----------------    -------------

Increase (Decrease) in Cash and Cash Equivalents                        8,317              22,123           (4,687)
Cash and Cash Equivalents, Beginning of Period                         31,735               9,612           14,299
                                                              ================    ================    =============
Cash and Cash Equivalents, End of Period                    $          40,052   $          31,735   $        9,612
                                                              ================    ================    =============

Noncash Investing and Financing Activities
 Contribution of net assets to partnership investments      $              20   $          60,387   $            -
 Assets acquired by the issuance of Common Units            $         420,850   $       1,003,202   $            -
 Assets acquired by the assumption of liabilities           $         111,509   $         569,822   $            -
Supplemental disclosures of cash flow information
  Cash paid during the year for
  Interest (net of capitalized interest)                    $          48,222   $          47,616   $       12,611
  Income Taxes                                              $             529   $           1,354   $          463

             The accompanying notes are an integral part of these consolidated financial statements.


                                 KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                                    (In Thousands)

                                                                    Deferred                                 Total
                                                  Common          Participation         General            Partners'
                                                  Units              Units              Partner            Capital
                                              --------------     ---------------     --------------     ---------------
Partners' capital at December 31, 1996      $       101,000    $         16,165    $         1,179    $        118,344

    Net income                                       13,440                 223              4,074              17,737

    Transfer of deferred
        participation units                          16,388             (16,388)                 -                   -

    Net proceeds from issuance
         of common units                             33,678                   -                  -              33,678

    Capital contributions                                 -                   -                345                 345

    Distributions                                   (17,666)                  -             (2,214)            (19,880)
                                              --------------     ---------------     --------------     ---------------

Partners' capital at December 31, 1997              146,840                   -              3,384             150,224

    Net income                                       70,159                   -             33,447             103,606

    Net proceeds from issuance
         of common units                          1,212,421                   -                  -           1,212,421

    Capital contributions                            10,234                   -              2,678              12,912

    Distributions                                   (91,063)                  -            (27,437)           (118,500)
                                              --------------     ---------------     --------------     ---------------

Partners' capital at December 31, 1998            1,348,591                   -             12,072           1,360,663

    Net income                                      126,029                   -             56,273             182,302

    Net proceeds from issuance
         of common units                            420,357                   -                (15)            420,342

    Distributions                                  (135,835)                  -            (52,674)           (188,509)
                                              --------------     ---------------     --------------     ---------------

Partners' capital at December 31, 1999      $     1,759,142    $              -    $        15,656    $      1,774,798
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



              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

  Sale of the stock of the General Partner

  Kinder Morgan Energy Partners, L.P. (the "Partnership", formerly Enron
Liquids Pipeline, L.P.), a Delaware limited partnership, was formed in August 1992. Effective February 14, 1997, Kinder Morgan, Inc. ("KMI") acquired all of the issued and outstanding stock of Enron Liquids Pipeline Company, the general partner, from Enron Liquids Holding Corp. At the time of the acquisition, the general partner and the Partnership's subsidiaries were renamed as follows:
Kinder Morgan G.P., Inc. (the "general partner", formerly Enron Liquids Pipeline Company); Kinder Morgan Operating L.P. "A" ("OLP-A", formerly Enron Liquids Operating Limited Partnership); Kinder Morgan Operating L.P. "B" ("OLP-B", formerly Enron Transportation Services, L.P.); and Kinder Morgan Natural Gas Liquids Corporation ("KMNGL", formerly Enron Natural Gas Liquids Corporation).

  Merger of KMI

  On October 7, 1999, KMI completed a merger with K N Energy, Inc., a Kansas corporation, providing integrated energy services including the gathering, processing, transportation and storage of natural gas, marketing of natural gas and natural gas liquids and electric power generation and sales. The combined entity was renamed Kinder Morgan, Inc. and trades under the New York Stock Exchange symbol "KMI". KMI remains the sole stockholder of the general partner.

  General

  The Partnership is a publicly traded Master Limited Partnership that manages a diversified portfolio of midstream energy assets. It trades under the New York Stock Exchange symbol "KMP" and conducts business through four operating limited partnerships, OLP-A, OLP-B, Kinder Morgan Operating L.P. "C" ("OLP-C") and Kinder Morgan Operating L.P. "D" ("OLP-D") (collectively, the "operating partnerships"). Kinder Morgan Bulk Terminals, Inc. (formerly Hall-Buck Marine, Inc.) and its consolidated subsidiaries are owned and controlled by OLP-C. OLP-D owns 99.5% of and controls SFPP, L.P. ("SFPP").

  Kinder Morgan G.P., Inc. is a wholly owned subsidiary of KMI and serves as the sole general partner of the Partnership and the operating partnerships. The Partnership and the operating partnerships are governed by Amended and Restated Agreements of Limited Partnership and certain other agreements (collectively, the "partnership agreements").

  Prior to 1998, the Partnership reported three business segments: Liquids Pipelines; Coal Transfer, Storage and Services; and Gas Processing and Fractionation. Due to acquisitions made in 1998, the Partnership reevaluated and began reporting the following three business segments: Pacific Operations; Mid-Continent Operations; and Bulk Terminals. For the period 1997, the previous Liquids Pipelines and Gas Processing and Fractionation segments have been combined to present the current Mid-Continent Operations segment and the Coal Transfer, Storage and Services segment has been reclassified as the Bulk Terminals segment. Finally, due to the acquisition of certain assets from KMI (see note 3), effective December 31, 1999, the Partnership now competes in a fourth reportable business segment: Natural Gas Operations.

  The "Pacific Operations" include four common carrier refined petroleum products pipelines covering approximately 3,300 miles and transporting over one million barrels per day of refined petroleum products such as gasoline, diesel and jet fuel. The Pacific Operations also include 13 truck loading terminals. These operations serve approximately 44 customer-owned terminals, three commercial airports and 12 military bases in six western states.

  The "Mid-Continent Operations" include two interstate common carrier natural gas liquids ("NGL" or "NGLs") pipelines ("North System" and "Cypress Pipeline"), a 51% equity interest in Plantation Pipe Line Company, a 20% equity interest in Shell CO2 Company, transmix processing and supply operations and a gas processing plant ("Painter Plant"). The North System includes a 1,600 mile common carrier pipeline that transports, stores and delivers a full range of NGLs and refined petroleum products from South Central Kansas to markets in the Midwest and has interconnects, using third-party pipelines in the Midwest, to the eastern United States. Additionally, the North System has eight truck loading terminals, which primarily deliver propane throughout the upper Midwest. The Cypress Pipeline is a 100 mile pipeline that transports ethane from Mont Belvieu, Texas, to the Lake Charles,

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Louisiana area. Plantation Pipe Line Company owns and operates a 3,100 mile common carrier refined petroleum products pipeline serving the southeastern United States. Shell CO2 Company produces, markets and delivers CO2 for enhanced oil recovery operations in the continental United States. The transmix operations include the supplying, trading and refining of petroleum pipeline transmix. Included in these operations are two transmix processing plants, one located in Richmond, Virginia and the other in Dorsey Junction, Maryland. BP Amoco operates the Painter Plant assets under an operating lease agreement.

  The "Natural Gas Operations" segment consists of a one-third interest in Trailblazer Pipeline Company ("Trailblazer") purchased on November 30, 1999 and over $700 million of assets acquired by the Partnership from KMI, effective December 31, 1999. Included in the purchase were the Kinder Morgan Interstate Gas Transmission LLC ("KMIGT", formerly K N Interstate Gas Transmission Co.), an additional one-third interest in Trailblazer and a 49% equity interest in the Red Cedar Gathering Company ("Red Cedar"). The acquired interest in Trailblazer, when combined with the one-third interest purchased on November 30, 1999, gave the Partnership a controlling two-thirds ownership interest. Going forward from December 31, 1999, the three businesses will comprise the Partnership's Natural Gas Operations.

  The "Bulk Terminals" segment consists of over 20 bulk terminals that handle approximately 40 million tons of coal, petroleum coke and other products annually. The Partnership itself, or through Kinder Morgan Bulk Terminals, Inc., owns or operates these bulk terminals, which are located primarily on the Mississippi River and the West Coast. The Pier IX Terminal, a coal and cement handling facility located on a 30-acre site in Newport News, Virginia, has the capacity to transload approximately 12 million tons of coal annually. The Shipyard River Terminal, located on a 52-acre site in Charleston, South Carolina, is an import-export dry and liquid bulk product handling facility, which can transload coal, asphalt, fertilizer and other aggregates. The segment also includes two modern high speed rail-to barge coal transfer, storage and loading facilities ("Cora Terminal" and "Grand Rivers Terminal"). The Cora Terminal is located on the banks of the Mississippi River near Cora, Illinois and the Grand Rivers Terminal is located on the banks of the Tennessee River near Paducah, Kentucky. River Consulting, Inc., a major engineering and construction management company specializing in designing and construction services for dry bulk material handling terminals is also included in the Bulk Terminals segment.

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

2.  Summary of Significant Accounting Policies

  Principles of Consolidation and Use of Estimates

  The consolidated financial statements include the assets, liabilities, and results of operations of the Partnership and its majority-owned and controlled subsidiaries. All significant intercompany items have been eliminated in consolidation.

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

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Inventories

  Inventories of products consist of natural gas liquids, refined petroleum products, natural gas and coal. These assets are valued at the lower of cost (weighted-average cost method) or market. Materials and supplies are stated at the lower of cost or market.

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

  The Partnership evaluates impairment of its property, plant and equipment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Partnership reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

  Equity Method of Accounting

  Investments in greater than 20% owned affiliates, which the Partnership does not control, are accounted for by the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Partnership's equity in undistributed earnings or losses since acquisition.

  Excess of Cost Over Fair Value

  The excess of the Partnership's cost over its underlying net asset book value in investments is being amortized using the straight-line method over the estimated remaining life of the assets. Amortization of this excess for undervalued depreciable assets is recorded over a period not to exceed 50 years and for intangible assets is recorded over a period not to exceed 40 years. Amortization of excess cost on investments in consolidated affiliates is reflected as amortization expense; amortization of excess cost on investments accounted for under the equity method is reflected as amortization of excess cost of equity investments. The total unamortized excess cost over fair value of net assets on investments in consolidated affiliates (goodwill) was approximately $48.6 million and $50.3 million as of December 31, 1999 and 1998, respectively, and such amounts are included within intangibles on the accompanying balance sheet. The total unamortized excess cost over underlying book value of net assets on investments accounted for under the equity method was approximately $273.5 million and $112.0 million as of December 31, 1999 and 1998, respectively, and such amounts are included within equity investments on the accompanying balance sheet.

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

  Revenue Recognition

  Revenues for the pipeline operations are recognized based on delivery of actual volume transported or minimum obligations under take-or-pay contracts. Bulk terminal transfer service revenues are recognized based on volumes loaded. Recognition of transmix processing revenues is based on volumes processed or sold. Revenues from energy related product sales of the Red Lightning energy services unit are based on delivered quantities of product.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Environmental Matters

  Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are not discounted to net present value and are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Partnership's commitment to a formal plan of action.

  Minority Interest

  Minority interest consists of the approximate 1% general partner interest in the operating partnerships, the 0.5% special limited partner interest in SFPP, L.P., the 33 1/3% interest in Trailblazer Pipeline Company, owned 66 2/3% and controlled by OLP-A and the 50% interest in Globalplex Partners, a Louisiana joint venture owned 50% and controlled by Kinder Morgan Bulk Terminals, Inc.

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

  The tax attributes of the Partnership's net assets flow directly to each individual partner. Individual partners will have different investment bases depending upon the timing and prices of acquisition of partnership units. Further, each partner's tax accounting, which is partially dependent upon the partner's individual tax position, may differ from the accounting followed in the financial statements. Accordingly, there could be significant differences between each individual partner's tax basis and the partner's proportionate share of the net assets reported in the financial statements. SFAS No. 109 requires disclosure by a publicly held partnership of the aggregate difference in the basis of its net assets for financial and tax reporting purposes. However, the Partnership does not have access to information about each individual partner's tax attributes in the Partnership, and the aggregate tax bases cannot be readily determined. In any event, management does not believe that, in the Partnership's circumstances, the aggregate difference would be meaningful information.

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

  Santa Fe

  Kinder Morgan Operating L.P. "D" ("OLP-D"), a Delaware limited partnership, acquired on March 6, 1998, 99.5% of SFPP, L.P. ("SFPP"), the operating partnership of Santa Fe Pacific Pipeline Partners, L.P. ("Santa Fe"). The transaction was accounted for under the purchase method of accounting and was valued at more than $1.4 billion inclusive of liabilities assumed. The Partnership acquired the interest of Santa Fe's common unitholders in SFPP in exchange for approximately 26.6 million units (1.39 units of the Partnership for each Santa Fe common unit). The Partnership paid $84.4 million to Santa Fe Pacific Pipelines, Inc. (the "former SF General Partner") in exchange for the general partner interest in Santa Fe. The $84.4 million was borrowed under the Partnership's credit facility. Also on March 6, 1998, SFPP redeemed from the former SF General Partner a 0.5% interest in SFPP for $5.8 million. The redemption was paid from SFPP's cash reserves. After the redemption, the former SF General Partner continues to own a .5% special limited partner interest in SFPP.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Assets acquired in this transaction comprise the Partnership's Pacific Operations, which include over 3,300 miles of pipeline and thirteen owned and operated terminals.

  Shell CO2 Company

  On March 5, 1998, the Partnership and affiliates of Shell Oil Company ("Shell") agreed to combine their CO2 activities and assets into a partnership, Shell CO2 Company, Ltd. ("Shell CO2 Company"), to be operated by a Shell affiliate. The Partnership acquired, through a newly created limited liability company, a 20% interest in Shell CO2 Company in exchange for contributing the Central Basin Pipeline and approximately $25 million in cash. The $25 million was borrowed under the Partnership's credit facility. The Partnership accounts for its partnership interest in Shell CO2 Company under the equity method. The investment is included as part of the Mid-Continent Operations.

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

  Hall-Buck Marine, Inc.

  Effective July 1, 1998, the Partnership acquired Hall-Buck Marine, Inc. ("Hall-Buck") for approximately $100 million. The transaction was accounted for under the purchase method of accounting. Hall-Buck, headquartered in Sorrento, Louisiana, is one of the nation's largest independent operators of dry bulk terminals, operating over twenty terminals on the Mississippi River, the Ohio River, and the Pacific Coast. In addition, Hall-Buck owns all of the common stock of River Consulting Incorporated, a nationally recognized leader in the design and construction of bulk material facilities and port related structures.

  The $100 million of consideration consisted of approximately 2.1 million units and assumed indebtedness of $23 million. After the acquisition, the Partnership changed the name of Hall-Buck Marine, Inc. to Kinder Morgan Bulk Terminals, Inc. and accounts for its activity as part of the Bulk Terminals business segment.

  Plantation Pipe Line Company

  On September 15, 1998, OLP-A acquired a 24% interest in Plantation Pipe Line Company for $110 million. On June 16, 1999, OLP-D acquired Chevron's approximate 27% interest in Plantation Pipe Line Company for $124.2 million. As a result of this second investment, the Partnership now owns approximately 51% of Plantation Pipe Line Company, and Exxon Pipeline Company, an affiliate of ExxonMobil Corporation, owns approximately 49%. Plantation Pipe Line Company owns and operates a 3,100 mile pipeline system throughout the southeastern United States which serves as a common carrier of refined petroleum products to various metropolitan areas, including Atlanta, Georgia; Charlotte, North Carolina; and the Washington, D.C. area. The Partnership does not control Plantation Pipe Line Company, and therefore, accounts for its investment in Plantation under the equity method of accounting and includes its activity as part of the Mid-Continent Operations.

  Transmix Operations

  On September 10, 1999, the Partnership acquired certain net assets, including transmix processing plants in Richmond, Virginia and Dorsey Junction, Maryland, from Primary Corporation. As consideration for the sale, the Partnership paid Primary $18.25 million (before purchase price adjustments) and 510,147 units valued at approximately $14.3 million. The processing plants are strategically positioned to service transmix requirements along the Atlantic Coast from the Gulf Coast refineries to the distribution terminals in the New York harbor. Both the petroleum products refining and marketing activities of the transmix operations are included as part of the Mid-Continent Operations.

  Trailblazer Pipeline Company

  Effective November 30, 1999, the Partnership acquired a 33 1/3% interest in Trailblazer Pipeline Company for $37.6 million from Columbia Gulf Transmission Company, an affiliate of Columbia Energy Group. Trailblazer

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Pipeline Company is an Illinois partnership that owns and operates a 436-mile natural gas pipeline system that traverses from Colorado through southeastern Wyoming to Beatrice, Nebraska. Trailblazer has a certificated capacity of 492 million cubic feet per day ("MMcf/d") of natural gas. For the month of December 1999, the Partnership accounted for its 33 1/3% interest in Trailblazer Pipeline Company under the equity method of accounting and included its activity as part of the Mid-Continent Operations. Effective December 31, 1999, following the Partnership's acquisition of a second 33 1/3% interest in Trailblazer, Trailblazer's activities became part of the newly formed Natural Gas Operations business segment.

  KMI Asset Contributions

  Effective December 31, 1999, the Partnership acquired over $700 million of assets from KMI. The Partnership paid KMI $330 million and 9.81 million common units as consideration for the assets. The Partnership purchased Kinder Morgan Interstate Gas Transmission LLC ("KMIGT", formerly K N Interstate Gas Transmission Co.), a 33 1/3% interest in Trailblazer Pipeline Company and a 49% equity interest in the Red Cedar Gathering Company. The acquired interest in Trailblazer, when combined with the interest purchased on November 30, 1999, gave the Partnership a 66 2/3% controlling ownership interest. The transaction was accounted for under the purchase method of accounting, and going forward from December 31, 1999, the three businesses will comprise the Partnership's Natural Gas Operations.

  Pro Forma Information

  The following summarized unaudited Pro Forma Consolidated Income Statement information for the twelve months ended December 31, 1999 and 1998, assumes the Partnership's acquisition of SFPP, its interest in Shell CO2 Company, Hall-Buck, its interest in Plantation Pipe Line Company, net assets from Primary Corporation, KMIGT, its controlling interest in Trailblazer and its interest in Red Cedar Gathering Company, had occurred as of January 1, 1998. The unaudited Pro Forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if the Partnership had acquired SFPP, its interest in Shell CO2 Company, Hall-Buck, its interest in Plantation Pipe Line Company, net assets from Primary Corporation, KMIGT, its controlling interest in Trailblazer and its interest in Red Cedar Gathering Company on the dates indicated or which will be attained in the future.

  Amounts presented below are in thousands, except for per unit amounts:


                                               Pro Forma
                                         Twelve Months Ended
                                              December 31,
        Income Statement                   1999        1998
        ----------------                 -------------------
                                               (Unaudited)
        Revenues                         $597,921    $590,055
        Operating Income                  250,404     241,787
        Net Income before extraordinary
         charge                           233,384     202,157
        Net Income                        230,789     188,450
        Net Income per unit before
         extraordinary charge               $2.61       $2.63
        Net Income per unit                 $2.56       $2.39

  Other Acquisitions


Cardlock Fuels System, Inc.

  On August 26, 1998, the Partnership signed a series of definitive agreements to form a joint venture with Cardlock Fuels System, Inc ("CFS"), an affiliate of Southern Counties Oil Co., for the purpose of constructing unattended, automated fueling stations adjacent to the Partnership's terminal facilities within its Pacific Operations. The Partnership agreed to provide the terminal sites, and CFS agreed to contribute its unattended, automated fueling station expertise including marketing and electronic transaction processing services. At February 29, 2000, the joint venture had completed site construction and commenced operations at the Pacific Operations' Reno, Fresno and Phoenix terminals. Three additional sites at the Bradshaw, Colton and San Jose terminals have scheduled completion dates by the end of the second quarter of 2000.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Acquisitions Subsequent to December 31, 1999

  On February 7, 2000, the Partnership announced that it had acquired all shares of the capital stock of Milwaukee Bulk Terminals, Inc. and Dakota Bulk Terminal, Inc., both Wisconsin corporations. The effective date of the acquisitions was January 1, 2000. The Partnership paid an aggregate consideration of approximately $24.1 million, including 574,172 units. The acquisition of the two entities was accounted for under the purchase method of accounting and the Partnership will include their activities as part of the Bulk Terminals business segment.

   On March 9, 2000, the Partnership announced it had reached a definitive agreement to increase its interest in Shell CO2 Company to 100%. The Partnership will acquire the remaining 78% limited partner interest and the 2% general partner interest in Shell CO2 Company from affiliates of Shell Exploration & Production Company. The transaction price is $185.5 million, and the closing of the transaction is expected to occur around April 1, 2000. After the closing, the Partnership will rename Shell CO2 Company "Kinder Morgan CO2 Company."

4.  Gain on Sale of Equity Interest net of Special Charges

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

5.  Income Taxes

  Certain operations of the Partnership are conducted through wholly-owned corporate subsidiaries that are subject to income tax. Income/(loss) before income tax expense attributable to corporate operations was $(1.9) million, $(1.3) million and $2.5 million for the years ended December 31, 1999, 1998, and 1997, respectively. For the periods ended December 31, 1999, 1998, and 1997, respectively, the provision for income taxes consists of deferred income tax of $0.6 million, $0.0 million, and $(1.1) million, respectively, and current income tax of $9.2 million, $1.6 million and $0.3 million, respectively. The 1999 and 1998 income tax provisions include $8.5 million and $1.7 million, respectively, attributable to the Partnership's share of Plantation Pipe Line Company's income taxes. The net deferred tax liability of $1.5 million and $0.5 million at December 31, 1999 and 1998, respectively, consists of deferred tax liabilities of $4.0 million and $1.3 million, respectively, and deferred tax assets of $2.5 million and $0.8 million, respectively.

  Reconciling items between income tax expense computed at the statutory rate and actual income tax expense primarily include for the year ended: December 31, 1999, intercompany income and expense items eliminated in the consolidation of the Partnership, amortization of certain intangibles and inclusion of the Partnership's share of income tax expense from Plantation Pipe Line Company; December 31, 1998, intercompany income and expense items eliminated in the consolidation of the Partnership, amortization of certain intangibles, a change in estimate of prior years' provision, former Hall-Buck Marine, Inc. employees' exercise of stock options prior to acquisition by the Partnership and inclusion of the Partnership's share of income tax expense from Plantation Pipe Line Company; and December 31, 1997, the effect of a change in estimate of prior years' provision, a partial liquidating distribution and state income taxes.

6.  Property, Plant and Equipment

  Property, plant and equipment consists of the following (in thousands):

                                                      December 31,
                                                ------------------------
                                                   1999          1998
                                                ----------   -----------
         Gas and liquid pipelines               $1,729,034   $   941,313
         Liquids pipeline station equipment        550,044       537,913
         Coal and bulk tonnage transfer,
          storage and services                     107,052        94,686
         Gas and transmix processing                45,232        13,984
         Land                                       72,259        72,259
         Land right-of-way                          93,909        93,898

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Construction work in process               38,653        27,405
         Other                                      59,939        55,261
         Total Cost                              2,696,122     1,836,719
         Accumulated Depreciation and
          Amortization                            (117,809)      (73,333)
                                                -----------  ------------
                                                $2,578,313   $ 1,763,386
                                                ===========  ============

7.  Equity Investments

  The Partnership's significant equity investments at December 31, 1999 consisted of Plantation Pipe Line Company (51%), Red Cedar Gathering Company (49%), Shell CO2 Company (20%), Colton Transmix Processing Facility (50%) and Heartland Pipeline Company (50%). The Partnership had an equity investment in Trailblazer Pipeline Company (33 1/3%) for one month of 1999 (see note 3). The Partnership sold its interest in Mont Belvieu Associates during the third quarter of 1999 (see note 4). Total equity investments consisted of the following (in thousands):

                                                      December 31,
                                                ------------------------
                                                   1999          1998
                                                ----------   -----------
         Plantation Pipe Line Company            $229,349     $109,401
         Red Cedar Gathering Company               88,249     -
         Shell CO2 Company                         86,675       86,688
         Colton Transmix Processing Facility        5,263        5,187
         Heartland Pipeline Company                 4,818        4,348
         Mont Belvieu Associates                       -         27,568
         All Others                                 4,297        5,416
                                                 --------     --------
         Total                                   $418,651     $238,608
                                                  ========     ========

   The Partnership's earnings from equity investments was as follows (in thousands):

                                             1999       1998      1997
                                             -----      ----      ----
         Plantation Pipe Line Company      $22,510   $ 4,421    $   -
         Shell CO2 Company                  14,500    14,500        -
         Mont Belvieu Associates             2,500     4,577     5,009
         Heartland Pipeline Company          1,571     1,394       715
         Colton Transmix Processing
          Facility                           1,531       803         -
         Trailblazer Pipeline Company          284         -         -
         All Others                             22        37         -
                                           -------   -------    ------
         Total                             $42,918   $25,732    $5,724
                                           =======   =======    ======

         Amortization of excess cost       $(4,254)  $  (764)        -
                                           =======   =======    ======

  Summarized combined unaudited financial information for the Partnership's significant equity investments is reported below (in thousands):

          Income Statement                   1999       1998      1997
          ----------------                   -----      ----      ----
          Revenues                        $344,017   $287,158  $198,960
          Costs and expenses               244,515    188,555   147,777
          Earnings before extraordinary
           items                            99,502     98,603    51,183
          Net income                        99,502     96,609    51,183

                                                      December 31,
                                                ------------------------
          Balance Sheet                            1999          1998
          -------------                         ----------   -----------
          Current assets                         $137,828      $132,855
          Non-current Assets                      450,791       442,954
          Current liabilities                      64,333        61,160
          Non-current liabilities                 289,671       264,974
          Partners'/Owners' equity                234,615       249,675

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Gas Processing and Fractionation Transactions

     Gas Processing and Terminal Lease to BP Amoco

     On February 14, 1997, the Partnership executed an operating lease agreement with Amoco Oil Company ("Amoco", a unit of BP Amoco) for Amoco's use of the Painter Plant fractionator and the Partnership's Millis Terminal and Storage Facility with the nearby BP Amoco Painter Complex Gas Plant. The lease generated $1.0 million of cash flow in each of the years 1999, 1998 and 1997.

9.    Debt

      The Partnership's debt facilities consist of:

     o    a $300 million unsecured five-year credit facility;
     o    a $300 million unsecured 364-day credit facility;
     o    $250 million of 6.30% Senior Notes due February 1, 2009;
     o    $181 million of Series F First Mortgage Notes (a subsidiary,
          SFPP, L.P., is the obligor on the notes);
     o    a $175 million secured credit facility of SFPP, L.P.;
     o    $30.3 million of Senior Secured Notes (a subsidiary,
          Trailblazer Pipeline Company, is the obligor on the notes)
     o a $10 million unsecured 364-day credit facility of Trailblazer Pipeline Company;
     o $23.7 million of tax-exempt bonds due 2024 (a subsidiary, Kinder Morgan Operating L.P. "B" ("OLP-B"), is the obligor on these bonds).

  In February 1998, the Partnership refinanced the first mortgage notes and existing bank credit facilities of OLP-A with a $325 million secured revolving credit facility expiring in February 2005. On December 1, 1998, the credit facility was amended to release the collateral and the credit facility became unsecured. The credit facility had an outstanding balance of $230 million at December 31, 1998. Borrowings under the credit facility were primarily used to fund the Partnership's investment in Plantation Pipe Line Company in June 1999. On September 29, 1999, the $325 million credit facility was replaced with a $300 million unsecured five-year credit facility expiring in September 2004 and a $300 million unsecured 364-day credit facility. In September 1999, the Partnership recorded an extraordinary charge of $2.6 million related to the retirement of the $325 million credit facility.

  The outstanding balance under the five-year credit facility was $197.6 million at December 31, 1999. No borrowings were outstanding under the 364-day credit facility at December 31, 1999. Borrowings under the five-year credit facility were primarily used to fund the Partnership's $37.6 million investment in Trailblazer on November 30, 1999 and the acquisition of assets from KMI on December 31, 1999. During the period from September 29, 1999 to December 31, 1999, the weighted average interest rate on the five-year credit facility was approximately 6.17% per annum.

  The Partnership has an outstanding letter of credit issued under the credit facilities in the amount of $23.7 million that backs-up the OLP-B tax-exempt bonds due 2024. The letter of credit reduces the amount available for borrowing under the credit facilities.

  In addition, as of December 31, 1999, the Partnership financed $330 million through KMI to fund part of the acquisition of assets acquired from KMI on December 31, 1999. Per the Closing Agreement entered into as of January 20, 2000, the Partnership must pay KMI a per diem fee of $180.56 for each $1,000,000 financed. The Partnership paid $200 million on January 21, 2000, and the Partnership plans to refinance the remaining amount by March 31, 2000.

  On November 6, 1998, the Partnership filed with the SEC a shelf registration statement with respect to the sale from time to time of up to $600 million in debt and/or equity securities. On January 29, 1999, the Partnership closed a public offering of $250 million in principal amount of 6.30% Senior Notes due February 1, 2009 ("Notes") at a price to the public of 99.67% per Note. In the offering, the Partnership received proceeds, net of underwriting discounts and commissions, of approximately $248 million. The proceeds were used to pay the outstanding balance on the credit facility and for working capital and other Partnership purposes. In connection with the refinancing of the Partnership's credit facility on September 29, 1999, the Partnership's subsidiaries were released from their guarantees of the credit facility. As a result, the subsidiary guarantees under the Notes were also automatically

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


released in accordance with the terms of the Notes. At December 31, 1999, the unamortized Note liability balance was $249.3 million.

  At December 31, 1999, the outstanding balance under SFPP's Series F notes was $181.0 million. The annual interest rate on the Series F notes is 10.70%, the maturity is December 2004, and interest is payable semiannually in June and December. The Series F notes are payable in annual installments of $32.5 million in 2000, $39.5 million in 2001, $42.5 million in 2002 and $37.0 million in 2003.
The Series F notes may also be prepaid in full or in part at a price equal to par plus, in certain circumstances, a premium. The Series F notes are secured by mortgages on substantially all of the properties of SFPP (the "Mortgaged Property"). The Series F notes contain certain covenants limiting the amount of additional debt or equity that may be issued and limiting the amount of cash distributions, investments, and property dispositions.

  At December 31, 1999, the outstanding balance under SFPP's bank facility was $174.0 million. The bank credit facility provides for borrowings of up to $175 million due in August 2000 and interest, at a short-term Eurodollar rate, payable quarterly. This bank credit facility is used primarily to fund the Series F payments when due. Borrowings under this facility are also secured by the Mortgaged Property and are generally subject to the same terms and conditions as the Series F notes. At December 31, 1999, the interest rate on the credit facility debt was 6.295%.

  On September 23, 1992, under the terms of a Note Purchase Agreement, Trailblazer Pipeline Company issued and sold an aggregate principal amount of $101 million of Senior Secured Notes to a syndicate of fifteen insurance companies. Security for the notes was provided principally by an assignment of certain Trailblazer transportation contracts. Effective April 29, 1997, an amendment to the Note Purchase Agreement was added. This amendment allowed Trailblazer to include several additional transportation contracts as security for the notes, added a limitation on the amount of additional money that Trailblazer could borrow and relieved Trailblazer from the security deposit obligation. At December 31, 1999, the outstanding balance under the Senior Secured Notes was $30.3 million. The Senior Secured Notes have a fixed annual interest rate of 8.03% and will be repaid in semiannual installments of $5.05 million from March 1, 2000 through September 1, 2002, the final maturity date. Interest is payable semiannually in March and September.

  In December 1999, Trailblazer entered into a 364-day revolving credit agreement with Toronto Dominion, Inc. providing for loans up to $10 million. The agreement expires December 26, 2000. At December 31, 1999, the outstanding balance under Trailblazer's revolving credit agreement was $10 million. The agreement provides for an interest rate of LIBOR plus 0.875%. At December 31, 1999, the interest rate on the credit facility debt was 7.615%. Under the terms of the Note Purchase Agreement, as amended, and the revolving credit agreement with Toronto Dominion, Inc., Trailblazer partnership distributions are restricted by certain financial covenants.

  OLP-B's $23.7 million principal amount of tax-exempt bonds due 2024 were issued by the Jackson-Union Counties Regional Port District. Such bonds bear interest at a weekly floating market rate. During 1999, the weighted-average interest rate on these bonds was 3.40% per annum.

  In December 1999, the Partnership established a commercial paper program providing for the issuance of up to $300 million of commercial paper. Borrowings under the commercial paper program reduce the borrowings allowed under the five-year credit facility. As of December 31, 1999, the Partnership had not issued any commercial paper.

Maturities of Debt

  The scheduled maturities of debt outstanding at December 31, 1999, are summarized as follows (in thousands):

                2000                           $ 556,584
                2001                              49,615
                2002                              53,116
                2003                              37,017
                2004                             227,147
                Thereafter                       274,822
                                               ---------
                Total                        $ 1,198,301
                                             ===========

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Of the $556,584 scheduled to mature in 2000, the Partnership intends to refinance $347,384 on a long-term basis under its existing credit facilities.

Fair Value of Financial Instruments

  The estimated fair value of the long-term debt based upon prevailing interest rates available to the Partnership at December 31, 1999 and December 31, 1998 is disclosed below.

  Fair value as used in SFAS No. 107 -- "Disclosures About Fair Value of Financial Instruments" represents the amount at which the instrument could be exchanged in a current transaction between willing parties.

                         December 31, 1999                 December 31, 1998
                  -------------------------------     --------------------------
                     Carrying         Estimated        Carrying      Estimated
                       Value          Fair Value         Value       Fair Value
                  ------------       ------------     ----------    ------------
                                             (in thousands)
Long-term debt    $  1,198,301       $  1,209,625     $  611,571    $  645,873

10.  Pensions and Other Postretirement Benefits

  In connection with the acquisition of SFPP and Hall-Buck in 1998, the Partnership acquired certain liabilities for pension and postretirement benefits. The Partnership has a noncontributory defined benefit pension plan covering the former employees of Hall-Buck. The benefits under this plan were based primarily upon years of service and final average pensionable earnings. The Partnership also provides medical and life insurance benefits to current employees, their covered dependents and beneficiaries of SFPP and Kinder Morgan Bulk Terminals, Inc. The Partnership also provides the same benefits to former salaried employees of SFPP.

  The SFPP postretirement benefit plan is frozen as no additional participants may join the Plan. The Partnership will continue to fund the cost associated with those employees currently in the Plan for medical benefits and life insurance coverage during retirement.

  Net periodic benefit costs for these plans include the following components (in thousands):


                                                  1999                                    1998
                                    --------------------------------      -------------------------------
                                                         Other Post-                          Other Post-
                                                         retirement                           retirement
                                    Pension Benefits      Benefits        Pension Benefits     Benefits
                                    ----------------    ------------      ----------------    -----------
Net periodic benefit cost

Service cost                        $             -     $        80       $            98     $      636
Interest cost                                   141             696                    76            983
Expected return on plan assets                 (150)              -                   (70)             -
Amortization of prior service cost                -            (493)                    -           (493)
Actuarial loss (gain)                             -            (340)                    -           (208)
                                    ----------------    ------------      ----------------    -----------
Net periodic benefit cost           $            (9)    $       (57)      $           104     $      918
                                    ----------------    ------------      ----------------    -----------
                                    ----------------    ------------      ----------------    -----------
Additional amounts recognized
Curtailment (gain) loss             $             -     $    (3,859)      $          (425)    $        -

        Information concerning benefit obligations, plan assets, funded status and recorded values for these plans follows (in thousands):


                                                  1999                                    1998
                                    --------------------------------      -------------------------------
                                                         Other Post-                          Other Post-
                                                         retirement                           retirement
                                    Pension Benefits      Benefits        Pension Benefits     Benefits
                                    ----------------    ------------      ----------------    -----------
Change in benefit obligation

Benefit obligation at Jan. 1        $         1,862     $    14,734       $             -     $        -
Service cost                                      -              80                    98            636
Interest cost                                   141             696                    76            983
Plan participants' contributions                  -               -                     -            117
Administrative Expenses                         (12)              -                     -              -
Actuarial loss                                   86          (1,521)                    -            529
Acquisitions                                      -               -                 2,201         13,039
Curtailment (gain)                                -          (3,859)                 (425)             -
Benefit paid from plan assets                  (340)           (566)                  (88)          (570)
                                    ----------------    ------------      ----------------    -----------
Benefit obligation at Dec. 31       $         1,737     $     9,564       $         1,862     $   14,734
                                    ================    ============      ================    ===========

Change in Plan Assets

Fair value of plan assets at Jan. 1 $         1,833     $         -       $             -     $        -
Actual return on plan assets                    300               -                   136              -
Acquisitions                                      -               -                 1,628              -
Employer contributions                          279             566                   157            453
Plan participants' contributions                  -               -                     -            117
Administrative Expenses                         (12)              -                     -              -
Benefits paid from plan assets                 (340)           (566)                  (88)          (570)
                                    ----------------    ------------      ----------------    -----------
Fair value of plan assets
at Dec. 31                          $         2,060     $         -       $         1,833     $        -
                                    ================    ============      ================    ===========



                                                  1999                                    1998
                                    --------------------------------      -------------------------------
                                                         Other Post-                          Other Post-
                                                         retirement                           retirement
                                    Pension Benefits      Benefits        Pension Benefits     Benefits
                                    ----------------    ------------      ----------------    -----------

Funded status                       $           323     $    (9,564)      $           (29)    $  (14,734)
Unrecognized net transition oblig.                2          (3,012)                    3              -
Unrecognized net actuarial (gain)              (250)              -                  (187)        (1,831)
Unrecognized prior service (benefit)              -          (1,777)                    -         (2,270)
                                    ----------------    ------------      ----------------    -----------
(Accrued) benefit cost              $            75     $   (14,353)      $          (213)    $  (18,835)
                                    ================    ============      ================    ===========

Weighted-Average Assumptions at
December 31

Discount rate                                  7.0%            7.0%                  7.0%           7.0%
Expected return on plan assets                 8.5%               -                  8.5%              -
Rate of compensation increase                     -               -                  4.0%           4.0%


  The unrecognized prior service credit will be amortized straight-line over the remaining expected service to retirement (4.6 years). For 1999 and 1998, the assumed health care cost trend rate for medical costs was 8.5% and 9%, respectively, and is assumed to decrease gradually to 5% by 2005 and remain constant thereafter.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  A one-percentage change in assumed health care cost trend rates would have the following effects (in thousands):

                                             1999                   1998
                                    --------------------    --------------------
                                    Other Postretirement    Other Postretirement
                                          Benefits                Benefits
                                    --------------------    --------------------
Effect on total of service
  and interest cost components
1-Percentage point increase             $        53             $      103
1-Percentage point decrease             $       (45)            $      (93)

Effect on postretirement
  benefit obligation
1-Percentage point increase             $       658             $    1,655
1-Percentage point decrease             $      (565)            $   (1,490)

  Multiemployer Plans and Other Benefits. With the acquisition of Hall-Buck, effective July 1, 1998, the Partnership participates in multi-employer pension plans for the benefit of its employees who are union members. Partnership contributions to these plans were $0.6 million from the period of acquisition through December 31, 1998, and $0.6 million for the twelve-month period ended December 31, 1999. These plans are not administered by the Partnership and contributions are determined in accordance with the provisions of negotiated labor contracts. Other benefits include a self-insured health and welfare insurance plan and an employee health plan where employees may contribute for their dependents' health care costs. Amounts charged to expense for these plans were $0.5 million from the period of acquisition through December 31, 1998, and $0.5 million for the twelve-month period ended December 31, 1999.

  The Partnership terminated the Employee Stock ownership Plan (the "ESOP") held by Hall-Buck for the benefit of its employees on August 13, 1998. All participants became fully vested retroactive to July 1, 1998, the effective date of the acquisition. The assets remaining in the plan were distributed during 1999.

  The Partnership assumed River Consulting, Inc.'s (a consolidated affiliate of Hall-Buck Marine, Inc.), savings plan under Section 401(k) of the Internal Revenue Code. This savings plan allowed eligible employees to contribute up to 10 percent of their compensation on a pre-tax basis, with the Partnership matching 2.5 percent of the first 5 percent of the employees' wage. Matching contributions are vested at the time of eligibility, which is one year after employment. Effective January 1, 1999, this savings plan was merged into the retirement savings plan of the general partner.

11.  Partners' Capital

   At December 31, 1999, Partners' capital consisted of 48,465,137 units held by third parties, 9,810,000 units held by KMI and 862,000 units held by the general partner. Together, these 59,137,137 units represent the limited partners' interest and an effective 98% interest in the Partnership, excluding the general partner's incentive distribution. At December 31, 1998 and 1997 there were 48,821,690 and 14,111,200 units outstanding, respectively. The general partner interest represents an effective 2% interest in the Partnership, excluding the general partner's incentive distribution.

  On February 14, 1997, the 1,720,000 deferred participation units held by the general partner were converted to common units and 858,000 of these units were sold to a third party. Since the deferred participation units owned by the general partner are now common units, they are no longer separately disclosed. In 1998, the Partnership issued 26,548,879 and 2,121,033 units, respectively, for the acquisition of SFPP and Hall-Buck. Additionally, 6,070,578 units were issued in a primary public offering in June 1998 and 30,000 units were repurchased by the Partnership in December 1998.

  During 1999, the Partnership issued 510,147 units in September 1999 for the acquisition of assets from Primary Corporation and 9,810,000 units on December 31, 1999 related to the acquisition of assets from KMI (see note 3). Additionally, 2,000 units were issued during 1999 in accordance with unit option exercises, and the Partnership repurchased 6,000 units in January 1999 and 700 units in December 1999.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

  Incentive distributions allocated to the general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. For the years ended December 31, 1999, 1998 and 1997, the Partnership distributed $2.85, $2.4725 and $1.8775 respectively, per unit. The distributions for 1999, 1998 and 1997 required incentive distributions to the general partner in the amount of $55,000,963, $32,737,571 and $3,935,852, respectively. The increased incentive distributions paid for 1999 over 1998 and 1998 over 1997 reflect the increase in amounts distributed per unit as well as the issuance of additional units.

  On January 20, 2000, the Partnership declared a cash distribution for the quarterly period ended December 31, 1999, of $0.725 per unit. The distribution was paid on February 14, 2000, to unitholders of record as of January 31, 2000, and required an incentive distribution to the general partner of $14,416,737. Since this distribution was declared after the end of the quarter, no amount is shown in the December 31, 1999 balance sheet as a Distribution Payable.

12.  Concentrations of Credit Risk

  For the year ended December 31, 1999, no single external customer of the Partnership accounted for more than 10% of consolidated revenue. Four customers of the Partnership each accounted for over 10% of consolidated revenues for 1998. In 1997, only one customer accounted for more than 10% of consolidated revenues. See note 15 for more information on major customers. Additionally, a portion of the Partnership's revenues is derived from transportation services to oil and gas refining and marketing companies in the Midwest. Although this concentration could affect the Partnership's overall exposure to credit risk inasmuch as these customers could be affected by similar economic or other conditions, management believes that the Partnership is exposed to minimal credit risk. The Partnership generally does not require collateral for its receivables.

13.  Related Party Transactions

  Revenues and Expenses

  The Partnership leases approximately 30 MBbls/d of North System capacity to Heartland Pipeline Company ("Heartland") under a lease agreement. The primary term of the lease agreement expires in 2010, but provides for four five-year renewal options subject to each party's approval. Revenues earned from Heartland for the lease rights were approximately $1.0 million in 1999 and approximately $0.9 million for each of the years ended December 31, 1998 and 1997.

  General and Administrative Expenses

  Since the sale of the general partner in February 1997, the general partner provides the Partnership with general and administrative services and is entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. The general partner incurred general and administrative expenses of $30.7 million in 1999, $38.0 million in 1998 and $6.9 million in 1997.

  The general partner shares administrative personnel with KMI to operate both KMI's business and the business of the Partnership. As a result, the officers of the general partner, who in some cases may also be officers of KMI, must allocate, in their reasonable and sole discretion, the time the general partner's employees spend on behalf of the Partnership and on behalf of KMI. For 2000, KMI will pay the general partner $1 million as reimbursement for the services of the general partner's employees. Although management of the general partner believes this amount to fairly reflect the value of the services to be performed for KMI, the determination of this amount was not the result of arms length negotiations. No such amounts were paid by KMI to the Partnership during 1999. Due to the nature of the allocations, this reimbursement may not exactly match the actual time and overhead spent. The general partner and KMI will reevaluate the amount to be charged to KMI for the services provided to KMI by the employees of the general partner.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Partnership Distributions

  Kinder Morgan G.P., Inc.

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

  At December 31, 1999, the general partner owned 862,000 units, representing approximately 1.5% of the outstanding units. The partnership agreements governing the operation of the Partnership and the operating partnerships require the partnerships to distribute 100% of the "Available Cash" (as defined in the partnership agreements) to the partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available Cash consists generally of all cash receipts of the partnerships, less all of their cash disbursements, net additions to reserves, and amounts payable to the former Santa Fe General Partner in respect of its 0.5% interest in SFPP, L.P.

  In general, Available Cash for each quarter is distributed, first, 98% to the limited partners and 2% to the general partner until the limited partners have received a total of $0.3025 per unit for such quarter, second, 85% to the limited partners and 15% to the general partner until the limited partners have received a total of $0.3575 per unit for such quarter, third, 75% to the limited partners and 25% to the general partner until the limited partners have received a total of $0.4675 per unit for such quarter, and fourth, thereafter 50% to the limited partners and 50% to the general partner. Incentive distributions are generally defined as all cash distributions paid or payable to the general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner's declared incentive distributions for the years ended December 31, 1999, 1998, and 1997 were $55,000,963, $32,737,571 and
$3,935,852, respectively.

  Kinder Morgan, Inc.

  Kinder Morgan, Inc. ("KMI") serves as the sole stockholder of the general partner. At December 31, 1999, KMI owned 9,810,000 units, representing approximately 16.6% of the outstanding units. Since KMI acquired these units on December 31, 1999 (see note 3), no distributions were paid to KMI with respect to these units during 1999.

14.  Leases and Commitments

  The Partnership has entered into certain operating leases. Including probable elections to exercise renewal options, the leases have remaining terms ranging from one to forty-four years. Future commitments related to these leases at December 31, 1999 are as follows (in thousands):

                             2000              $   8,176
                             2001                  7,290
                             2002                  7,399
                             2003                  6,745
                             2004                  4,571
                          Thereafter              28,804
                                               ---------
                      Total minimum payments   $  62,985
                                               =========

  Total minimum payments have not been reduced for future minimum sublease rentals aggregating approximately $2.8 million. Total lease and rental expenses, including related variable charges, incurred for the years ended December 31, 1999, 1998, and 1997 were $8.8 million, $7.3 million and $3.4 million, respectively.

  The primary shipper on the Cypress Pipeline has the right until 2011 to purchase up to a 50% joint venture interest in the pipeline at a price based on, among other things, the construction cost of the Cypress Pipeline, plus

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

  During 1998, the Partnership established a unit option plan, which provides that key personnel are eligible to receive grants of options to acquire units. The number of units available under the option plan is 250,000. The option plan terminates in March 2008. As of December 31, 1999, options for 211,200 units were granted to certain personnel with a term of seven years at exercise prices equal to the market price of the units at the grant date. In addition, as of December 31, 1999, options for 10,000 units were granted to two non-employee directors of the Partnership. The options granted generally vest forty percent in the first year and twenty percent each year thereafter.

  The Partnership applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for unit options granted under the Partnership's option plan. Pro forma information regarding changes in net income and per unit data if the accounting prescribed by Statement of Financial Accounting Standards No.123 "Accounting for Stock Based Compensation," had been applied is not material. No compensation expense has been recorded since the options were granted at exercise prices equal to the market prices at the date of grant.

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

  At December 31, 1998, certain executive officers of the general partner had outstanding awards totaling 2% of the Calculated Amount eligible to be granted under the Plan. On January 4, 1999, 50% of the awards granted to these executive officers were vested and paid out. At December 31, 1999, each participant continues to have a grant of 1% under the plan.

15.  Reportable Segments

  The Partnership has adopted SFAS No. 131 -- "Disclosures About Segments of an Enterprise and Related Information". The Partnership competes in four reportable business segments: Pacific Operations, Mid-Continent Operations, Natural Gas Operations and Bulk Terminals (see note 1). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see note 2). The Partnership evaluates performance based on each segments' earnings, which excludes general and administrative expenses, third-party debt costs, unallocable non-affiliated interest income and expense, and minority interest. The Partnership's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment involves different products and marketing strategies.

  Financial information by segment follows (in thousands):

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   1999            1998            1997
                                -----------     -----------     -----------
Revenues
  Pacific Operations            $  256,692      $  221,430      $      -
  Mid-Continent Operations          57,444          38,271          55,777
  Bulk Terminals                   114,613          62,916          18,155
                                -----------     -----------     -----------
  Total Segments                $  428,749      $  322,617      $   73,932
                                ===========     ===========     ===========

Operating Income
  Pacific Operations            $  170,654      $  145,685      $      -
  Mid-Continent Operations          15,450          14,396          22,389
  Bulk Terminals                    36,917          20,572          10,709
                                -----------     -----------     -----------
  Total Segments                $  223,021      $  180,653      $   33,098
                                ===========     ===========     ===========

Earnings from equity investments
  Pacific Operations            $    1,531      $      803      $      -
  Mid-Continent Operations          41,364          24,892           5,724
  Bulk Terminals                        23              37             -
                                -----------     -----------     -----------
  Total Segments                $   42,918      $   25,732      $    5,724
                                ===========     ===========     ===========

Interest revenue
  Pacific Operations            $      -        $      -        $      -
  Mid-Continent Operations             -                22            (159)
  Bulk Terminals                       -               -               -
                                -----------     -----------     -----------
  Total Segments                $      -        $       22      $     (159)
                                ===========     ===========     ===========

Interest (expense)
  Pacific Operations            $      -        $      -        $      -
  Mid-Continent Operations             -              (338)           (505)
  Bulk Terminals                       -               -               -
                                -----------     -----------     -----------
  Total Segments                $      -        $     (338)     $     (505)
                                ===========     ===========     ===========

Other, net (including amortization of excess cost of equity investments)
  Pacific Operations            $   10,517      $   (6,418)     $      -
  Mid-Continent Operations          10,046            (844)           (707)
  Bulk Terminals                      (669)           (765)             (1)
                                -----------     -----------     -----------
  Total Segments                $   19,894      $   (8,027)     $     (708)
                                ===========     ===========     ===========

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   1999            1998            1997
                                -----------     -----------     -----------
Income tax benefit (expense)
  Pacific Operations            $      -        $      -        $      -
  Mid-Continent Operations          (8,538)           (972)            740
  Bulk Terminals                    (1,288)           (600)            -
                                -----------     -----------     -----------
  Total Segments                $   (9,826)     $   (1,572)     $      740
                                ===========     ===========     ===========

Segment earnings
  Pacific Operations            $  182,702      $  140,070      $      -
  Mid-Continent Operations          58,322          37,156          27,482
  Bulk Terminals                    34,983          19,244          10,708
                                -----------     -----------     -----------
  Total Segments (1)            $  276,007      $  196,470      $   38,190
                                ===========     ===========     ===========

Assets at December 31
  Pacific Operations            $1,592,111      $1,549,523      $      -
  Mid-Continent Operations         510,568         381,881         254,084
  Natural Gas Operations           879,076             -               -
  Bulk Terminals                   203,601         186,298          54,710
                                -----------     -----------     -----------
  Total Segments (2)            $3,185,356      $2,117,702      $  308,794
                                ===========     ===========     ===========

Depreciation and amortization
  Pacific Operations            $   30,982      $   25,177      $      -
  Mid-Continent Operations           7,946           7,510           9,009
  Bulk Terminals                     7,541           3,870           1,058
                                -----------     -----------     -----------
  Total Segments                $   46,469      $   36,557      $   10,067
                                ===========     ===========     ===========

Equity Investments at December 31
  Pacific Operations            $    9,501      $   10,534      $      -
  Mid-Continent Operations         320,842         228,005          31,711
  Natural Gas Operations            88,249             -               -
  Bulk Terminals                        59              69             -
                                -----------     -----------     -----------
  Total Segments                $  418,651      $  238,608      $   31,711
                                ===========     ===========     ===========

Capital expenditures
  Pacific Operations            $   64,177      $   23,925      $      -
  Mid-Continent Operations           4,497           4,531           4,310
  Bulk Terminals                    14,051           9,951           2,574
                                -----------     -----------     -----------
  Total Segments                $   82,725      $   38,407      $    6,884
                                ===========     ===========     ===========

(1) The following reconciles segment earnings to net income.
                                   1999            1998            1997
                                -----------     -----------     -----------
Segment earnings                $  276,007      $  196,470      $   38,190
Interest and corporate
  administrative expenses (a)      (93,705)        (92,864)        (20,453)
                                -----------     -----------     -----------
Net Income                      $  182,302      $  103,606      $   17,737
                                ===========     ===========     ===========
(a) Includes interest and debt expense, general and administrative expenses, minority interest expense, extraordinary charges and other insignificant items.

(2) The following reconciles segment assets to consolidated assets.
                                   1999            1998            1997
                                -----------     -----------     -----------
Segment assets                  $3,185,356      $2,117,702      $  308,794
Corporate assets (a)                43,382          34,570           4,112
                                -----------     -----------     -----------
Total assets                    $3,228,738      $2,152,272      $  312,906
                                ===========     ===========     ===========
(a)  Includes cash, cash equivalents and certain unallocable deferred charges.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The Partnership's total operating revenues are derived from a wide customer base. During 1999, no revenues from transactions with a single external customer amounted to 10% or more of the Partnership's consolidated revenues. In 1998, revenues from one customer of the Partnership's Pacific Operations and Bulk Terminals segments represented approximately $42.5 million (13.2%) of the Partnership's consolidated revenues. Additionally, in 1998, three other customers of the Pacific Operations accounted for more than 10% of the Partnership's consolidated revenues. These customers had revenues of approximately $39.7 million (12.3%), $35.29 million (11.0%) and $35.28 million (10.9%), respectively, of consolidated revenues. For the year ended December 31, 1997, revenues from one customer of the Mid-Continent Operations segment represented approximately $8.8 million (11.9%) of the Partnership's consolidated revenues.

16.  Litigation and Other Contingencies

  The tariffs charged for interstate common carrier pipeline transportation for the Partnership's pipelines are subject to rate regulation by the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act ("ICA"). The ICA requires, among other things, that petroleum products (including NGLs) pipeline rates be just and reasonable and non-discriminatory. Pursuant to FERC Order No. 561, effective January 1, 1995, petroleum pipelines are able to change their rates within prescribed ceiling levels that are tied to an inflation index. FERC Order No. 561-A, affirming and clarifying Order No. 561, expands the circumstances under which petroleum pipelines may employ cost-of-service ratemaking in lieu of the indexing methodology, effective January 1, 1995. For each of the years ended December 31, 1999, 1998 and 1997, the application of the indexing methodology did not significantly affect the Partnership's rates.

  FERC Proceedings

  SFPP

  Tariffs charged by SFPP are subject to certain proceedings involving shippers' protests regarding the interstate rates, as well as practices and the jurisdictional nature of certain facilities and services on the Pacific Operations' pipeline systems. In September 1992, El Paso Refinery, L.P. ("El Paso") filed a protest/complaint with the FERC challenging SFPP's East Line rates from El Paso, Texas to Tucson and Phoenix, Arizona, challenging SFPP's proration policy and seeking to block the reversal of the direction of flow of SFPP's six inch pipeline between Phoenix and Tucson. At various dates following El Paso's September 1992 filing, other shippers on SFPP's South System, including Chevron U.S.A. Products Company ("Chevron"), Navajo, ARCO Products Company ("ARCO"), Texaco Refining and Marketing Inc. ("Texaco"), Refinery Holding Company, L.P. (a partnership formed by El Paso's long-term secured creditors that purchased El Paso's refinery in May 1993), Mobil Oil Corporation and Tosco Corporation, filed separate complaints, and/or motions to intervene in the FERC proceeding, challenging SFPP's rates on its East and West Lines. Certain of these parties also claimed that a gathering enhancement charge at SFPP's Watson origin pump station in Carson, California was charged in violation of the ICA. In subsequent procedural rulings, the FERC consolidated these challenges (Docket Nos. OR92-8-000, et al.) and ruled that they must proceed as a complaint proceeding, with the burden of proof being placed on the complaining parties. Such parties must show that SFPP's rates and practices at issue violate the requirements of the ICA.

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

  The Initial Decision also included rulings that were generally adverse to SFPP on such cost of service issues as the capital structure to be used in computing SFPP's 1985 starting rate base under FERC Opinion 154-B, the level of income tax allowance, and the recoverability of civil and regulatory litigation expense and certain pipeline reconditioning costs. The administrative law judge also ruled that a gathering enhancement service at SFPP's

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Watson origin pump station in Carson, California was subject to FERC jurisdiction and ordered that a tariff for that service and supporting cost of service documentation be filed no later than 60 days after a final FERC order on this matter.

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

  With respect to the East Line rates, Opinion No. 435 reversed in part and affirmed in part the Initial Decision's ruling regarding the methodology of calculating the rate base for the East Line. Among other things, Opinion No. 435 modified the Initial Decision concerning the date on which the starting rate base should be calculated and the income tax allowance and allowable cost of equity used to calculate the rate base. In addition, Opinion No. 435 ruled that no reparations would be owed to any complainant for any period prior to the date on which that complainant's complaint was filed, thus reducing the potential reparations period for most complainants by two years. On January 19, 1999, ARCO Products Company filed a petition with the United States Court of Appeals for the District of Columbia Circuit for review of Opinion No. 435. SFPP and a number of the complainants have each sought rehearing by FERC of elements of Opinion No. 435. In compliance with Opinion No. 435, on March 15, 1999, SFPP submitted a compliance filing implementing the rulings made by FERC, establishing the level of rates to be charged by SFPP in the future, and setting forth the amount of reparations owed by SFPP to the complainants under the order. SFPP's compliance filing was contested by the complainants. SFPP's compliance filing and the rehearing petitions of SFPP and others are pending before the FERC. The Partnership believes Opinion No. 435 substantially reduces the negative impact of the Initial Decision.

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

  On March 28, 1997, the administrative law judge issued an initial decision holding that the movements on SFPP's Sepulveda Lines are not subject to FERC jurisdiction. On August 5, 1997, the FERC reversed that decision and found the Sepulveda Lines to be subject to the jurisdiction of the FERC. SFPP was ordered to make a tariff filing within 60 days to establish an initial rate for these facilities. The FERC reserved decision on reparations until it ruled on the newly-filed rates. On October 6, 1997, SFPP filed a tariff establishing the initial interstate rate for movements on the Sepulveda Lines from Sepulveda Junction to Watson Station at the preexisting rate of five cents per barrel, along with supporting cost of service documentation. Subsequently, several shippers filed protests and motions to intervene at the FERC challenging that rate. On October 27, 1997, SFPP made a responsive filing at the FERC, requesting that these protests be held in abeyance until the FERC ruled on SFPP's request for rehearing of the August 5, 1997 order, and also indicating that SFPP intended to defend the new tariff both on the basis of its cost of service and as a market-based rate. On November 5, 1997, the FERC issued an order accepting the new rate effective November 6, 1997, subject to refund, and referred the proceeding to a settlement judge. On December 10, 1997, following a settlement conference held at the direction of the FERC, the settlement judge recommended that the settlement procedures be terminated. On December 24, 1997, FERC denied SFPP's request for rehearing of the August 5, 1997 decision. On December 31, 1997, SFPP filed an application for market power determination, which, if granted, will enable it to charge market-based rates for this service. Several parties protested SFPP's application. On September 30, 1998, the FERC issued an order finding that, based on SFPP's application, SFPP lacks market power in the Watson Station destination market served by the Sepulveda Lines. The FERC found that SFPP appeared to lack market power in the origin market served by the Sepulveda Lines as well, but established a hearing to permit the protesting parties to substantiate allegations that SFPP possessed market power in the origin market. Hearing before a FERC administrative law judge on this limited issue commenced on February 7, 2000 and concluded on February 17, 2000. The matter will be briefed to the administrative law judge in March and April 2000.

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

  SFPP filed answers to both complaints with the FERC on November 21, 1997 and December 22, 1997, respectively, and intends to vigorously defend all of the challenged rates. On January 20, 1998, the FERC issued an order accepting the complaints and consolidating both complaints into one proceeding, but holding them in abeyance pending a Commission decision on review of the Initial Decision in Docket Nos. OR92-8-000 et al. In July 1998, some complainants amended their complaints to incorporate updated financial and operational data on SFPP. SFPP answered the amended complaints. In a companion order to Opinion No. 435, the FERC directed the complainants to amend their complaints, as may be appropriate, consistent with the terms and conditions of its orders, including Opinion No.
435. On January 10th and 11th, 2000, the complainants again amended their complaints to incorporate further updated financial and operational data on SFPP. SFPP filed an answer to these amended complaints on February 15th and intends to defend vigorously all of the challenged rates.

  Applicable rules and regulations in this field are vague, relevant factual issues are complex and there is little precedent available regarding the factors to be considered or the method of analysis to be employed in making a determination of "changed circumstances", which is the showing necessary to make "grandfathered" rates subject to challenge. The Partnership believes, after consultation with FERC counsel, that the acquisition of SFPP, standing alone, should not be found to constitute "changed circumstances", however, the Partnership's realization of cost savings resulting from the acquisition may increase the risk of a finding of "changed circumstances".

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

  KMIGT

  On January 23, 1998, KMIGT filed a general rate case with the FERC requesting a $30.2 million increase in annual revenues. As a result of the FERC's action, KMIGT was allowed to place its rates into effect on August 1, 1998, subject to refund, and provisions for refund were recorded based on expected ultimate resolution. On November 3, 1999, KMIGT filed a comprehensive Stipulation and Agreement to resolve all issues in this proceeding. The FERC approved the Stipulation and Agreement on December 22, 1999. The settlement rates have been placed in effect, and refunds for past periods will be made in the first quarter of 2000. As of December 31, 1999, the Partnership had accrued $36.6 million for these rate refunds.

  TRAILBLAZER

  On July 1, 1997, Trailblazer filed a rate case with the FERC (Docket No. RP97-408) which reflected a proposed annual revenue increase of $3.3 million. The timing of the rate case filing was in accordance with the requirements of Trailblazer's previous rate case settlement in Docket No. RP93-55. The FERC issued an order on July 31, 1997,

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which suspended the rates to be effective January 1, 1998. Major issues in the rate case include throughput levels used in the design of rates, levels of depreciation rates, return on investment and the cost of service treatment of the Columbia settlement revenues. Trailblazer filed a proposed settlement agreement with the administrative law judge on May 8, 1998. The presiding administrative law judge certified the settlement to the FERC in an order dated June 25, 1998. The FERC issued an order on October 19, 1998 remanding the settlement, which was contested by two parties, to the presiding administrative law judge for further action. A revised settlement was filed on November 20, 1998. The presiding administrative law judge certified the revised settlement to the FERC on January 25, 1999.

  The FERC issued orders on April 28, 1999 and August 3, 1999, approving the revised settlement as to all parties except the two parties who contested the settlement. Rehearing is pending. As to the two contesting parties, the FERC established hearing procedures. On March 3, 2000, Trailblazer and the two parties filed a joint motion indicating that a settlement in principle has been reached. On March 6, 2000, the presiding administrative law judge issued an order suspending the procedural schedule and hearing pending the filing of the appropriate documents necessary to terminate the proceeding.

  California Public Utilities Commission Proceeding

  A complaint was filed with the California Public Utilities Commission ("CPUC") on April 7, 1997 by ARCO Products Company, Mobil Oil Corporation and Texaco Refining and Marketing Inc. against SFPP, L.P. The complaint challenges rates charged by SFPP for intrastate transportation of refined petroleum products through its pipeline system in the State of California and requests prospective rate adjustments. On October 1, 1997, the complainants filed testimony seeking prospective rate reductions aggregating approximately $15 million per year.

  On August 6, 1998, the CPUC issued its decision dismissing the complainants' challenge to SFPP's intrastate rates. On June 24, 1999, the CPUC granted limited rehearing of its August 1998 decision for the purpose of addressing the proper ratemaking treatment for partnership tax expenses, the calculation of environmental costs and the public utility status of SFPP's Sepulveda Line and its Watson Station gathering enhancement facilities. In pursuing these rehearing issues, complainants seek prospective rate reductions aggregating approximately $10 million per year.

  Under the existing CPUC procedural schedule, complainants and defendant SFPP will submit testimony in support of their respective positions in February and March 2000. Evidentiary hearings are scheduled to commence in mid-March 2000, with an initial decision addressing the rehearing issues expected from the CPUC during the last quarter of 2000.

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

  Trailblazer

  On March 25, 1998, CIG Trailblazer Gas Company ("CIG Trailblazer") filed a lawsuit in the First Judicial District, State of Wyoming in Docket 149 No. 387, subsequently amended on February 3, 1999, against the three partners of Trailblazer. CIG Trailblazer purchased Tennessee Trailblazer Gas Company's ("Tennessee Trailblazer") interest in an agreement ("Tennessee agreement") dated November 1, 1982 with the Trailblazer partners. The Tennessee agreement gave Tennessee Trailblazer the right to participate as an equity owner and partner in Trailblazer expansions beyond Trailblazer's original certificated capacity of 525 MMcf/d. The agreement also gave

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tennessee Trailblazer the right to attend management committee meetings of Trailblazer. CIG Trailblazer claims in the lawsuit, that as owners of the Tennessee agreement it has a right to attend management committee meetings but has been excluded from them by the management committee of Trailblazer. CIG Trailblazer originally claimed that it had the right to participate in the 1997 expansion of Trailblazer, but has amended its complaint to eliminate that contention and its claim for damages. In its amended answer, the partners in Trailblazer contend that the Tennessee agreement is no longer valid and enforceable. They also contend that if it is valid and enforceable, CIG Trailblazer will have an obligation to cause Wyoming Interstate Company ("Wyoming Interstate") to be offered for sale to Trailblazer. CIG Trailblazer also filed a separate lawsuit on February 2, 1999, in Docket 152 No. 408, requesting a declaratory order that if they become a partner in Trailblazer under the 1982 agreement, CIG Trailblazer will not be required to contribute or sell Wyoming Interstate to Trailblazer. On January 31, 2000, the parties reached a settlement of all claims and counterclaims in these two proceedings. Accordingly, on February 29, 2000 and March 1, 2000, the Wyoming Court issued orders dismissing the litigation in Docket 149 No. 387 and Docket 152 No. 408, respectively.

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

o SFPP is currently involved in several ground water hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board and two other state agencies.

o The Partnership and the San Bernardino County District Attorney have reached an agreement in principle to settle allegations by the district attorney that in May 1999, SFPP discharged, in violation of applicable environmental laws, a quantity of hydrotest water contaminated with jet fuel into the San Bernardino County Flood Control District Channel. The amounts to be paid by the Partnership under the proposed settlement are not material.

  In addition, the Partnership from time to time is involved in civil proceedings relating to damages alleged to have occurred as a result of accidental leaks or spills of refined petroleum products or natural gas liquids. Among these matters is a lawsuit originally filed in February 1998 against SFPP in the Superior Court of the State of California in and for the County of Solano by 283 individual plaintiffs alleging personal injury and property damage arising from a release in 1996 of petroleum products from SFPP's pipeline running through Elmira, California. An amended complaint was filed on May 22, 1998. No trial date has been set. The Partnership continues to aggressively defend the action, and has settled the personal injury claims of approximately 80 plaintiffs.

  Although no assurance can be given, the Partnership believes that the ultimate resolution of all these matters will not have a material adverse effect on its financial position or results of operations. The Partnership has recorded a reserve for environmental claims in the amount of $21.1 million at December 31, 1999.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Other

  The Partnership, in the ordinary course of business, is a defendant in various lawsuits relating to the Partnership's assets. Although no assurance can be given, the Partnership believes, based on its experience to date, that the ultimate resolution of such items will not have a material adverse impact on the Partnership's financial position or results of operations.

17.  Quarterly Financial Data (unaudited)

                     Operating      Operating                        Net Income
                     Revenues        Income          Net Income        per Unit

                           (In thousands, except per unit amounts)
--------------------------------------------------------------------------------
1999
  First Quarter      $100,049       $47,645           $41,069           $0.57
  Second Quarter      102,933        47,340            43,113            0.61
  Third Quarter (1)   104,388        48,830            52,553            0.77
  Fourth Quarter      121,379        43,592            45,567            0.62

--------------------------------------------------------------------------------
1998
  First Quarter (2)   $36,741       $15,091              $353          $(0.12)
  Second Quarter       82,044        39,371            30,313            0.50
  Third Quarter       101,900        41,732            35,116            0.52
  Fourth Quarter      101,932        44,475            37,824            0.55
--------------------------------------------------------------------------------

(1) 1999 third quarter includes an extraordinary charge of $2,595 due to an early extinguishment of debt. Net income before extraordinary charge was $55,148 and net income per unit before extraordinary charge was $0.82.
(2) 1998 first quarter includes an extraordinary charge of $13,611 due to an early extinguishment of debt. Net income before extraordinary charge was $13,964 and net income per unit before extraordinary charge was $0.52.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of March 2000.

                       KINDER MORGAN ENERGY PARTNERS, L.P.
                       (A Delaware Limited Partnership)
                       By: KINDER MORGAN G.P., INC.
                       as General Partner


                       By:/s/ William V. Morgan
                          -------------------------------
                          William V. Morgan,
                          Vice Chairman and President



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

    Name                        Title                           Date
    ----                        -----                           ----

/s/ Richard D. Kinder   Chairman of the Board and Chief          March 10, 2000
----------------------- Executive Officer of Kinder Morgan G.P., Inc.
Richard D. Kinde

/s/ William V. Morgan    Director, Vice Chairman and President   March 10, 2000
-----------------------  President of Kinder Morgan G.P., Inc.
William V. Morgan

/s/ Edward O. Gaylord    Director of Kinder Morgan G.P., Inc.    March 10, 2000
-----------------------
Edward O. Gaylord

/s/ Gary L. Hultquist    Director of Kinder Morgan G.P., Inc.    March 10, 2000
-----------------------
Gary L. Hultquist

/s/ C. Park Shaper       Vice President, Treasurer and           March 10, 2000
-----------------------  Chief Financial Officer of Kinder
C. Park Shaper           Morgan G.P., Inc. (principal
                         financial officer and principal
                         accounting officer)