Form 10-Q
period 2000-03-31
KINDER MORGAN ENERGY PARTNERS L P
filed 2000-05-11
CIK 888228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000


                         Commission File Number 1-11234
                       KINDER MORGAN ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



                      Delaware                          76-0380342
          _______________________________    _______________________________
          (State or other jurisdiction of    (I.R.S. Employer Identification
           incorporation or organization)                Number)


                 1301 McKinney St.
                    Suite 3450
                  Houston, Texas                          77010
           _______________________________   _______________________________
           (Address of principal executive              (Zip Code)
                     Offices)


                                 (713) 844-9500
               __________________________________________________
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         The Registrant had 64,212,109 units outstanding at May 4, 2000.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       ________

     PART I. FINANCIAL INFORMATION


        ITEM 1. -  Financial Statements (Unaudited)

                   Consolidated Statements of Income - Three Months
                   Ended March 31, 2000 and 1999                           3

                   Consolidated Balance Sheets - March 31, 2000 and
                   December 31, 1999                                       4

                   Consolidated Statements of Cash Flows - Three
                   Months Ended March 31, 2000 and 1999                    5

                   Notes to Consolidated Financial Statements              6


        ITEM 2. -  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          19


        ITEM 3. -  Quantitative and Qualitative Disclosures about
                   Market Risk                                            24




     PART II. OTHER INFORMATION


        ITEM 1. -  Legal Proceedings                                      25


        ITEM 2. -  Changes in Securities and Use of Proceeds              25


        ITEM 3. -  Defaults Upon Senior Securities                        25


        ITEM 4. -  Submission of Matters to a Vote of Security Holders    26


        ITEM 5. -  Other Information                                      26


        ITEM 6. -  Exhibits and Reports on Form 8-K                       26

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Unit Amounts)
                                   (Unaudited)


                                                  Three Months Ended March 31,
                                                      2000            1999
                                                  ____________ _______________

Revenues                                          $   157,358  $      100,049

Costs and Expenses
  Operations and maintenance                           55,032          28,919
  Depreciation and amortization                        18,845          11,396
  General and administrative                           14,323           7,818
  Taxes, other than income taxes                        6,097           4,271
                                                  ____________ _______________
                                                       94,297          52,404
                                                  ____________ _______________

Operating Income                                       63,061          47,645

Other Income (Expense)
  Earnings from equity investments                    14,817           7,955
  Amortization of excess cost of equity investments   (1,673)           (658)
  Interest, net                                      (20,118)        (11,799)
  Other, net                                           7,911             (11)
Minority Interest                                     (1,678)           (621)
                                                  ____________ _______________

Income Before Income Taxes                            62,320          42,511

Income Taxes                                          (2,761)         (1,442)
                                                  ____________ _______________

Net Income                                        $   59,559   $      41,069
                                                  ============ ===============

General Partner's interest in Net Income          $   22,257   $      13,363

Limited Partners' interest in Net Income              37,302          27,706
                                                  ____________ _______________
Net Income                                        $   59,559   $      41,069
                                                  ============ ===============


Net Income per Unit                               $     0.63   $        0.57
                                                  ============ ===============
Number of Units used in Computation                   59,510          48,817
                                                  ============ ===============

       The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                    March 31,    December 31
                                                      2000           1999
                                                  ____________ ______________
                                                   (Unaudited)

ASSETS
Current Assets
   Cash and cash equivalents                     $     56,771  $     40,052
   Accounts and notes receivable                       69,071        71,783
   Inventories
     Products                                           9,080         8,380
     Materials and supplies                             4,870         4,703
   Other Current Assets                                30,960         7,014
                                                  ____________ ______________
                                                      170,752       131,932
                                                  ____________ ______________

Property, Plant and Equipment, at cost              2,730,653     2,696,122
   Less accumulated depreciation                      135,571       117,809
                                                  ____________ ______________
                                                    2,595,082     2,578,313
                                                  ____________ ______________

Equity Investments                                    422,007       418,651
                                                  ____________ ______________

Notes receivable                                      10,041         10,041
Intangibles                                           63,942         56,630
Deferred charges and other assets                     56,217         33,171
                                                  ____________ ______________
TOTAL ASSETS                                     $ 3,318,041   $  3,228,738
                                                  ============ ==============


LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts payable
     Trade                                       $    16,949   $     15,692
     Related parties                                  30,635          3,569
   Current portion of long-term debt                     -          209,200
   Accrued rate refunds                                5,860         36,607
   Accrued interest                                   10,668         10,014
   Accrued right-of-way liabilities                    7,413          7,039
   Accrued taxes                                       9,270          8,870
   Accrued other liabilities                          50,165         28,170
                                                  ____________ ______________
                                                     130,960        319,161
                                                  ____________ ______________

Long-Term Liabilities and Deferred Credits
   Long-term debt                                  1,219,860        989,101
   Other                                             109,874         97,379
                                                  ____________ ______________
                                                   1,329,734      1,086,480
                                                  ____________ ______________


Commitments and Contingencies

Minority Interest                                     50,183         48,299
                                                  ____________ ______________
Partners' Capital
   Common Units                                    1,784,028      1,759,142
   General Partner                                    23,136         15,656
                                                  ____________ ______________
                                                   1,807,164      1,774,798
                                                  ____________ ______________
TOTAL LIABILITIES AND PARTNERS' CAPITAL          $ 3,318,041   $  3,228,738
                                                  ============ ==============

       The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                       2000            1999
                                                  ______________ _______________

Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities
    Net income                                    $      59,559  $      41,069
    Depreciation and amortization                        18,845         11,396
    Amortization of excess cost of equity                 1,673            658
    Earnings from equity investments                    (14,817)        (7,955)
    Distributions from equity investments                 7,738          7,816
    Changes in components of working capital              5,708            487
    Other, net                                           (5,880)        (7,106)
                                                   ______________ ______________
Net Cash Provided by Operating Activities                72,826         46,365
                                                   ______________ ______________

Cash Flows From Investing Activities
    Acquisitions of assets                             (330,215)           -
    Additions to property, plant and equipment for
       expansion and maintenance projects               (24,716)       (18,347)
    Sale of investments, property, plant and equipment    3,753            -
    Removal Costs, net of salvage                           (26)           -
    Changes in gas stored underground                      (612)           -
    Contributions to equity investments                     (58)          (552)
                                                   ______________ ______________
Net Cash Used in Investing Activities                  (351,874)       (18,899)
                                                   ______________ ______________

Cash Flows From Financing Activities
    Issuance of debt                                    903,186        249,683
    Payment of debt                                    (554,174)      (230,063)
    Debt - refinancing / issue costs                     (1,662)        (1,916)
    Contributions from General Partner's
       Minority Interest                                    238            -
    Distributions to partners
       Common Units                                     (35,762)       (31,171)
       General Partner                                  (14,778)       (11,598)
       Minority Interest                                 (1,441)          (493)
    Other, net                                              160           (367)
                                                   ______________ ______________
Net Cash Provided by (Used in) Financing
   Activities                                           295,767        (25,925)
                                                   ______________ ______________

Increase in Cash and Cash Equivalents                    16,719          1,541
Cash and Cash Equivalents, Beginning of Period           40,052         31,735
                                                   ______________ ______________

Cash and Cash Equivalents, End of Period          $      56,771  $      33,276
                                                   ============== ==============
Noncash Investing and Financing Activities
 Assets acquired by the issuance of Common Units  $       23,319 $         -
 Assets acquired by the assumption of liabilities $        3,140 $         -

       The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General

     The unaudited consolidated financial statements included herein have been prepared by Kinder Morgan Energy Partners, L.P. (the "Partnership") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Partnership believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 ("Form 10-K").

     The Net Income per Unit was computed by dividing the Limited Partners' interest in Net Income by the weighted average number of units outstanding during the periods.

2.  Acquisitions and Joint Ventures

     During 1999 and the first quarter of 2000, the Partnership completed certain significant acquisitions. With respect to the following acquisitions and joint ventures, the results of operations are included in the consolidated financial statements from the effective date of acquisition.

     Plantation Pipe Line Company

     On September 15, 1998, OLP-A acquired an approximate 24% interest in Plantation Pipe Line Company for $110 million. On June 16, 1999, OLP-D acquired an approximate 27% interest in Plantation Pipe Line Company for $124.2 million. Collectively, the Partnership now owns approximately 51% of Plantation Pipe Line Company, and ExxonMobil Pipeline Company, an affiliate of ExxonMobil Corporation, owns approximately 49%. Plantation Pipe Line Company owns and operates a 3,100 mile pipeline system throughout the southeastern United States which serves as a common carrier of refined petroleum products to various metropolitan areas, including Atlanta, Georgia; Charlotte, North Carolina; and the Washington, D.C. area. The Partnership does not control Plantation Pipe Line Company, and therefore, accounts for its investment in Plantation under the equity method of accounting and includes its activity as part of the Mid-Continent Operations.

     Transmix Operations

     On September 10, 1999, the Partnership acquired certain net assets, including transmix processing plants in Richmond, Virginia and Dorsey Junction, Maryland, from Primary Corporation. As consideration for the purchase, the Partnership paid Primary $18.25 million (before purchase price adjustments) and 510,147 units valued at approximately $14.3 million. The processing plants are strategically positioned to service transmix requirements along the Atlantic Coast from the Gulf Coast refineries to the distribution terminals in the New York harbor. Both the petroleum products refining and marketing activities of the transmix operations are included as part of the Mid-Continent Operations.

     Trailblazer Pipeline Company

     Effective November 30, 1999, the Partnership acquired a 33 1/3% interest in Trailblazer Pipeline Company for $37.6 million from Columbia Gulf

Transmission Company, an affiliate of Columbia Energy Group. Trailblazer Pipeline Company is an Illinois partnership that owns and operates a 436-mile natural gas pipeline system that traverses from Colorado through southeastern Wyoming to Beatrice, Nebraska. Trailblazer has a certificated capacity of 492 million cubic feet per day ("MMcf/d") of natural gas. For the month of December 1999, the Partnership accounted for its 33 1/3% interest in Trailblazer Pipeline Company under the equity method of accounting and included its activity as part of the Mid-Continent Operations. Effective December 31, 1999, following the Partnership's acquisition of an additional 33 1/3% interest in Trailblazer, Trailblazer's activities were included in the Natural Gas Operations business segment.

     KMI Asset Contributions

     Effective December 31, 1999, the Partnership acquired over $700 million of assets from Kinder Morgan, Inc. ("KMI"). The Partnership paid KMI $330 million and 9.81 million common units as consideration for the assets. The Partnership purchased Kinder Morgan Interstate Gas Transmission LLC ("KMIGT", formerly K N Interstate Gas Transmission Co.), a 33 1/3% interest in Trailblazer Pipeline Company and a 49% equity interest in the Red Cedar Gathering Company. The acquired interest in Trailblazer, when combined with the interest purchased on November 30, 1999, gave the Partnership a 66 2/3% controlling ownership interest. The transaction was accounted for under the purchase method of accounting, and going forward from December 31, 1999, these assets comprise the Partnership's Natural Gas Operations business segment.

     Bulk Terminals

     On February 7, 2000, the Partnership announced that it had acquired all shares of the capital stock of Milwaukee Bulk Terminals, Inc. and Dakota Bulk Terminal, Inc., both Wisconsin corporations. The effective date of the acquisitions was January 1, 2000. The Partnership paid an aggregate consideration of approximately $24.1 million, including 574,172 units and approximately $0.8 million. The acquisition of the two entities was accounted for under the purchase method of accounting, and going forward from January 1, 2000, have been included as part of the Bulk Terminals business segment.

     Pro Forma Information

     The following summarized unaudited Pro Forma Consolidated Income Statement information for the three months ended March 31, 1999, assumes the above acquisitions had occurred as of January 1, 1999. The unaudited Pro Forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if the Partnership had completed the above acquisitions on the dates indicated or which will be attained in the future.

     Amounts presented below are in thousands, except for per unit amount:

                                        Pro Forma
                                    Three Months Ended
            Income Statement          March 31, 1999
            ________________          ______________
                                        (Unaudited)
            Revenues                      $143,678
            Operating Income              $ 71,010
            Net Income                     $61,793
            Net Income per unit              $0.71

3.  Litigation and Other Contingencies

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

     On March 28, 1997, the administrative law judge issued an initial decision holding that the movements on SFPP's Sepulveda Lines are not subject to FERC jurisdiction. On August 5, 1997, the FERC reversed that decision and found the Sepulveda Lines to be subject to the jurisdiction of the FERC. SFPP was ordered to make a tariff filing within 60 days to establish an initial rate for these facilities. The FERC reserved decision on reparations until it ruled on the newly-filed rates. On October 6, 1997, SFPP filed a tariff establishing the initial interstate rate for movements on the Sepulveda Lines from Sepulveda Junction to Watson Station at the preexisting rate of five cents per barrel, along with supporting cost of service documentation. Subsequently, several shippers filed protests and motions to intervene at the FERC challenging that rate. On October 27, 1997, SFPP made a responsive filing at the FERC, requesting that these protests be held in abeyance until the FERC ruled on SFPP's request for rehearing of the August 5, 1997 order, and also indicating that SFPP intended to defend the new tariff both on the basis of its cost of service and as a market-based rate. On November 5, 1997, the FERC issued an order accepting the new rate effective November 6, 1997, subject to refund, and referred the proceeding to a settlement judge. On December 10, 1997, following a settlement conference held at the direction of the FERC, the settlement judge recommended that the settlement procedures be terminated. On December 24, 1997, FERC denied SFPP's request for rehearing of the August 5, 1997 decision. On December 31, 1997, SFPP filed an application for market power determination, which, if granted, will enable it to charge market-based rates for this service. Several parties protested SFPP's application. On September 30, 1998, the FERC issued an order finding that, based on SFPP's application, SFPP lacks market power in the Watson Station destination market served by the Sepulveda Lines. The FERC found that SFPP appeared to lack market power in the origin market served by the Sepulveda Lines as well, but established a hearing to permit the protesting parties to substantiate allegations that SFPP possessed market power in the origin market. Hearing before a FERC administrative law judge on this limited issue commenced on February 7, 2000 and concluded on February 17, 2000. The Partnership anticipates that the matter will be briefed to the administrative law judge in May 2000.

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

     SFPP filed answers to both complaints with the FERC on November 21, 1997 and December 22, 1997, respectively, and intends to vigorously defend all of the challenged rates. On January 20, 1998, the FERC issued an order accepting the complaints and consolidating both complaints into one proceeding, but holding them in abeyance pending a Commission decision on review of the Initial Decision in Docket Nos. OR92-8-000 et al. In July 1998, some complainants amended their complaints to incorporate updated financial and operational data on SFPP. SFPP answered the amended complaints. In a companion order to Opinion No. 435, the FERC directed the complainants to amend their complaints, as may be appropriate, consistent with the terms and conditions of its orders, including Opinion No.
435. On January 10th and 11th, 2000, the complainants again amended their complaints to incorporate further updated financial and operational data on SFPP. SFPP filed an answer to these amended complaints on February 15, 2000, and intends to defend vigorously all of the challenged rates.

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

     KMIGT

     On January 23, 1998, KMIGT filed a general rate case with the FERC requesting a $30.2 million increase in annual revenues. As a result of the FERC's action, KMIGT was allowed to place its rates into effect on August 1, 1998, subject to refund. On November 3, 1999, KMIGT filed a comprehensive Stipulation and Agreement to resolve all issues in this proceeding. The FERC approved the Stipulation and Agreement on December 22, 1999. The settlement rates have been placed in effect, and the Partnership paid refunds for past periods in April 2000. The refunds did not exceed amounts previously accrued by the Partnership.

     Trailblazer

     On July 1, 1997, Trailblazer filed a rate case with the FERC (Docket No. RP97-408) which reflected a proposed annual revenue increase of $3.3 million. The timing of the rate case filing was in accordance with the requirements of Trailblazer's previous rate case settlement in Docket No. RP93-55. The FERC issued an order on July 31, 1997, which suspended the rates to be effective January 1, 1998. Major issues in the rate case include throughput levels used in the design of rates, levels of depreciation rates, return on investment and the cost of service treatment of the Columbia settlement revenues. Trailblazer filed a proposed settlement agreement with the administrative law judge on May 8, 1998. The presiding administrative law judge certified the settlement to the FERC in an order dated June 25, 1998. The FERC issued an order on October 19, 1998 remanding the settlement, which was contested by two parties, to the presiding administrative law judge for further action. A revised settlement was filed on November 20, 1998. The presiding administrative law judge certified the revised settlement to the FERC on January 25, 1999.

     The FERC issued orders on April 28, 1999 and August 3, 1999, approving the revised settlement as to all parties except the two parties who contested the settlement. Rehearing is pending. As to the two contesting parties, the FERC established hearing procedures. On March 3, 2000, Trailblazer and the two parties filed a joint motion indicating that a settlement in principle had been reached. On March 6, 2000, the presiding administrative law judge issued an order suspending the procedural schedule and hearing pending the filing of the appropriate documents necessary to terminate the proceeding. On March 16, 2000, the two contesting parties filed a motion to withdraw their requests for rehearing of the FERC orders approving the settlement and concurrently those parties and Trailblazer jointly moved to terminate the proceeding. On March 30, 2000, the Administrative Law Judge issued an order granting motion to terminate further proceedings, followed by an initial decision on April 7, 2000, terminating the proceedings. Refunds related to the rate case will be made in April 2000 and will total approximately $19 million. Adequate reserves had previously been established.

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

     On March 16, 2000, SFPP filed an application with the CPUC seeking authority to justify its rates for intrastate transportation of refined petroleum products on competitive, market-based conditions rather than on traditional, cost-of-service analysis.

     On April 10, 2000, ARCO Products Company and Mobil Oil Corporation filed a new complaint with the CPUC asserting that SFPP's California intrastate rates are not just and reasonable based on a 1998 test year and requesting the CPUC to reduce SFPP's rates prospectively. The amount of the reduction in SFPP rates sought by the complainants is not discernible from the complaint.

     Procedurally, the rehearing complaint, the April 10, 2000 complaint and SFPP's market-based application may be heard separately or consolidated for hearing by the CPUC. If heard individually, evidentiary hearings on the rehearing complaint are likely to be conducted in June or July 2000, while evidentiary hearings on SFPP's market-based application and the April 10, 2000 complaint will not be conducted until October or November 2000. If the three matters are consolidated for ultimate resolution by the CPUC, the joined matters will not be heard until October or November 2000. CPUC decisions resolving the rehearing complaint, the April 10, 2000 complaint, and SFPP's market-based application are expected within six months of the dates of the evidentiary hearings conducted with respect to each matter.

The Partnership believes it has adequate reserves recorded for any adverse decision related to this matter.

     SPTC Easements

     SFPP and Southern Pacific Transportation Company ("SPTC") are engaged in a judicial reference proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by SPTC should be adjusted pursuant to existing contractual arrangements (Southern Pacific Transportation Company vs. Santa Fe Pacific Corporation, SFP Properties, Inc., Santa Fe Pacific Pipelines, Inc., SFPP, L.P., et al., Superior Court of the State of California for the County of San Francisco, filed August 31, 1994). Although SFPP received a favorable ruling from the trial court in May 1997, in September 1999, the California Court of Appeals remanded the case back to the trial court for further proceeding. SFPP is accruing amounts for payment of the rental for the subject rights-of-way consistent with the Partnership's expectations of the ultimate outcome of the proceeding.

     Trailblazer

     On March 25, 1998, CIG Trailblazer Gas Company ("CIG Trailblazer") filed a lawsuit in the First Judicial District, State of Wyoming in Docket 149 No. 387, subsequently amended on February 3, 1999, against the three partners of Trailblazer. CIG Trailblazer purchased Tennessee Trailblazer Gas Company's ("Tennessee Trailblazer") interest in an agreement ("Tennessee agreement") dated November 1, 1982 with the Trailblazer partners. The Tennessee agreement gave Tennessee Trailblazer the right to participate as an equity owner and partner in Trailblazer expansions beyond Trailblazer's original certificated capacity of 525 MMcf/d. The agreement also gave Tennessee Trailblazer the right to attend management committee meetings of Trailblazer. CIG Trailblazer claims in the lawsuit, that as owners of the Tennessee agreement it has a right to attend management committee meetings but has been excluded from them by the management committee of Trailblazer. CIG Trailblazer originally claimed that it had the right to participate in the 1997 expansion of Trailblazer, but has amended its complaint to eliminate that contention and its claim for damages. In its amended answer, the partners in Trailblazer contend that the Tennessee agreement is no longer valid and enforceable. They also contend that if it is valid and enforceable, CIG Trailblazer will have an obligation to cause Wyoming Interstate Company ("Wyoming Interstate") to be offered for sale to Trailblazer. CIG Trailblazer also filed a separate lawsuit on February 2, 1999, in Docket 152 No. 408, requesting a declaratory order that if they become a partner in Trailblazer under the 1982 agreement, CIG Trailblazer will not be required to contribute or sell Wyoming Interstate to Trailblazer. On January

31, 2000, the parties reached a settlement of all claims and counterclaims in these two proceedings. Accordingly, on February 29, 2000 and March 1, 2000, the Wyoming Court issued orders dismissing the litigation in Docket 149 No. 387 and Docket 152 No. 408, respectively.

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

     In addition, the Partnership from time to time is involved in civil proceedings relating to damages alleged to have occurred as a result of accidental leaks or spills of refined petroleum products or natural gas liquids. Among these matters is a lawsuit originally filed in February 1998 against SFPP in the Superior Court of the State of California in and for the County of Solano by 283 individual plaintiffs alleging personal injury and property damage arising from a release in 1996 of petroleum products from SFPP's pipeline running through Elmira, California. An amended complaint was filed on May 22, 1998. No trial date has been set. The Partnership continues to aggressively defend the action, has settled the personal injury claims of approximately 80 plaintiffs and is in the process of settling the entire case globally of personal injury, property damage and outstanding claims with the remaining plaintiffs.

     Although no assurance can be given, the Partnership believes that the ultimate resolution of all these matters will not have a material adverse effect on its financial position or results of operations. The Partnership has recorded a reserve for environmental claims in the amount of $19.0 million at March 31, 2000.

     Other

     The Partnership, in the ordinary course of business, is a defendant in various lawsuits relating to the Partnership's assets. Although no assurance can be given, the Partnership believes, based on its experience to date, that the ultimate resolution of such items will not have a material adverse impact on the Partnership's financial position or results of operations.

     For more detailed information regarding these proceedings and other litigation, please refer to the Partnership's 1999 Form 10-K, Note 16 of the Notes to the Consolidated Financial Statements.

4.  Distributions

     On February 14, 2000, the Partnership paid a cash distribution for the quarterly period ended December 31, 1999, of $0.725 per unit. The distribution was declared on January 20, 2000, payable to unitholders of record as of January 31, 2000.

     On April 20, 2000, the Partnership declared a cash distribution for the quarterly period ended March 31, 2000, of $0.775 per unit. The distribution will be paid on or before May 15, 2000, to unitholders of record as of May 1, 2000.

5.  Debt

     The Partnership's debt facilities consist primarily of:

o   a $300 million unsecured five-year credit facility;
o   a $300 million unsecured 364-day  credit  facility;
o   $250 million of 6.30% Senior Notes due February 1, 2009;
o   $200 million of 8.00% Senior Notes due March 15, 2005;
o   $200 million of Floating  Rate Senior Notes due March 22, 2002;
o $181 million of Series F First Mortgage Notes (a subsidiary, SFPP, L.P., is the obligor on the notes);
o   a $175 million  secured  credit facility of SFPP, L.P.;
o $25.25 million of Senior Secured Notes (a subsidiary, Trailblazer Pipeline Company, is the obligor on the notes);
o $23.7 million of tax-exempt bonds due 2024 (a subsidiary, Kinder Morgan Operating L.P. "B" ("OLP-B"), is the obligor on these bonds);
o a $10 million unsecured 364-day credit facility of Trailblazer Pipeline Company; and
o   $154.6 million in short-term commercial paper.

     See Note 9 to the Partnership's Consolidated Financial Statements included in the Partnership's Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 14, 2000 for a more detailed description of the Partnership's debt facilities.

     Under an indenture dated March 22, 2000, the Partnership completed a private placement of $400 million in debt securities to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. The indenture is a contract between the Partnership and First Union National Bank, which acts as trustee. The notes are unsecured obligations of the Partnership and rank equally with all unsecured and unsubordinated debt of the Partnership. The notes consist of $200 million in principal amount of Floating Rate Senior Notes due March 22, 2002 ("Floating Rate Notes") and $200 million in principal amount of 8.0% Senior Notes due March 15, 2005 ("8.0% Notes"), unless sooner redeemed.

     The Floating Rate Notes will bear interest from March 22, 2000 at a floating rate payable quarterly on March 22, June 22, September 22 and December 22 of each year. The per annum interest rate on the Floating Rate Notes will be equal to the three-month LIBOR rate, plus 50 basis points. The Floating Rate Notes will not be redeemable prior to maturity. Interest on the 8.0% Notes are payable semi-annually in arrears on March 15 and September 15 of each year. The 8.0% Notes will be redeemable, at the Partnership's option, at a price equal to 100% of their principal amount plus accrued and unpaid interest plus a make-whole premium, if any. In no event will the redemption price ever be less than 100% of the principal amount of the 8.0% Notes plus accrued interest to the redemption date. In the offering, the Partnership received proceeds, net of underwriting discounts and commissions, of approximately $397.9 million. The proceeds were used to pay the outstanding balance on the five-year credit facility, to fund the Partnership's $130 million payment to KMI associated with the acquisition of KMI assets on December 31, 1999 and for working capital and other Partnership purposes.

     At the closing of the offering of the Floating Rate Notes and the 8.0% Notes (the "Original Notes"), the Partnership entered into a registration rights agreement with the initial purchasers pursuant to which the Partnership agreed, for the benefit of the holders of the notes, at its cost, to make an offer to exchange the Original Notes for new notes that are substantially identical to the terms of the Original Notes of the same series (the "Exchange Notes"), except that the Exchange Notes will be freely transferable and issued free of any covenants regarding exchange and registration rights. The Partnership agreed to use its reasonable efforts to cause a registration statement relating to the exchange offer to be declared effective under the Securities Act of 1933 within 180 days after the date of original issuance of the Original Notes. If the Partnership does not accomplish certain actions with respect to the exchange offer by certain specified dates, the interest rate on the Original Notes will be increased until the Partnership accomplishes those actions. The exchange offer is scheduled to expire on May 31, 2000, unless extended, and the Partnership does not anticipate that it will pay any additional interest on the notes.

     The outstanding balance under the five-year credit facility was $197.6 million at December 31, 1999. Following the issuance of the 8.0% Notes and the Floating Rate Notes on March 22, 2000, the Partnership repaid the balance under the five-year credit facility on March 23, 2000. No borrowings were outstanding under the 364-day credit facility at December 31, 1999 or March 31, 2000.

     As of December 31, 1999, the Partnership financed $330 million through KMI to fund part of the acquisition of assets acquired from KMI on December 31, 1999. Per the Closing Agreement entered into as of January 20, 2000, the Partnership paid KMI a per diem fee of $180.56 for each $1,000,000 financed. The Partnership paid KMI $200 million on January 21, 2000, and the remaining $130 million on March 23, 2000 with a portion of the proceeds from the issuance of the 8.0% Notes and the Floating Rate Notes.

     At March 31, 2000, the outstanding balance under SFPP's bank facility was $174.0 million and the interest rate on the credit facility debt was 6.3575%.

     At March 31, 2000, the outstanding balance under Trailblazer's revolving credit agreement was $10 million. The agreement provides for an interest rate of LIBOR plus 0.875%. At March 31, 2000, the interest rate on the credit facility debt was 7.0063%.

     For the quarter ended March 31, 2000, the weighted-average interest rate on OLP-B's tax-exempt bonds issued by the Jackson-Union Counties Regional Port District was 3.60% per annum.

     At March 31, 2000 the Partnership had $154.6 million of commercial paper outstanding.

6.  Partners' Capital

     At December 31, 1998, the Partnership had 48,821,690 units outstanding.

On January 21, 1999, and January 29, 1999, the Partnership repurchased and immediately cancelled 4,000 and 2,000 units, respectively. At March 31, 1999, the Partnership had 48,815,690 units outstanding.

     At December 31, 1999, the Partnership had 59,137,137 units outstanding. On February 2, 2000, the Partnership issued 574,172 units for the acquisition of Milwaukee Bulk Terminals, Inc. and Dakota Bulk Terminal, Inc. Additionally, 400 units were issued on each of February 7, 2000 and February 23, 2000, in accordance with unit option exercises. At March 31, 2000, the Partnership had 59,712,109 units outstanding.

     On April 4, 2000, the Partnership issued 4,500,000 units in a public offering at an issuance price of $39.75 per unit, less commissions and underwriting expenses. The Partnership used the proceeds from the unit issuance to acquire the remaining ownership interest in Shell CO2 Company. See Note 8 for more information.

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

     Incentive distributions allocated to the general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. The Partnership's cash distribution of $0.725 per unit paid on February 14, 2000 for the fourth quarter of 1999 required an incentive distribution to the general partner of $14,416,737. The Partnership's cash distribution of $0.65 per unit paid on February 12, 1999 for the fourth quarter of 1998 required an incentive distribution to the general partner of $10,717,464. The increased incentive distribution paid for the fourth quarter of 1999 over the distribution paid for the fourth quarter of 1998 reflects the increase in amount distributed per unit as well as the issuance of additional units.

     The Partnership's declared distribution for the first quarter of 2000 of $0.775 per unit will result in an incentive distribution to the general partner of $21,880,451. This compares to the Partnership's cash distribution of $0.70 per unit and incentive distribution to the general partner of $13,083,847 for the first quarter of 1999. The increased incentive distribution paid for the first quarter of 2000 over the distribution paid for the first quarter of 1999 reflects the increase in amount distributed per unit as well as the issuance of additional units.

7.  Reportable Segments

     The Partnership competes in four reportable business segments: Pacific Operations, Mid-Continent Operations, Natural Gas Operations and Bulk Terminals. The Partnership evaluates performance based on each segments' earnings, which excludes general and administrative expenses, third-party debt costs, unallocable non-affiliated interest income and expense and minority interest. The Partnership's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment involves different products and marketing strategies.

     Financial information by segment follows (in thousands):

                                      Three Months Ended March 31,
                                        2000              1999
                                   _______________  _________________
     Revenues
      Pacific Operations          $        60,983  $         60,723
      Mid-Continent Operations             25,421            10,631
      Natural Gas Operations               39,774               -
      Bulk Terminals                       31,180            28,695
                                   _______________  _________________
      Total Segments              $       157,358  $        100,049
                                   ===============  =================

     Operating expenses
      Pacific Operations          $        13,818  $          8,240
      Mid-Continent Operations             16,123             3,756
      Natural Gas Operations                6,624               -
      Bulk Terminals                       18,467            16,923
                                   _______________  _________________
      Total Segments              $        55,032            28,919
                                   ===============  =================

     Operating income
      Pacific Operations          $        36,200            42,025
      Mid-Continent Operations              6,448             4,312
      Natural Gas Operations               25,372               -
      Bulk Terminals                        9,364             9,126
                                   _______________  _________________
      Total Segments              $        77,384  $         55,463
                                   ===============  =================

     Earnings from equity investments, net of
        amortization of excess cost
      Pacific Operations          $           542  $            386
      Mid-Continent Operations              8,888             6,898
      Natural Gas Operations                3,714               -
      Bulk Terminals                          -                  13
                                   _______________  ________________
      Total Segments              $        13,144  $          7,297
                                   ===============  ================

                                      Three Months Ended March 31,
                                        2000              1999
                                   _______________  _________________
     Segment earnings
      Pacific Operations          $        44,093  $         42,400
      Mid-Continent Operations             12,906            10,071
      Natural Gas Operations               29,134               -
      Bulk Terminals                        9,545             8,839
                                   _______________  ________________
      Total Segments (1)          $        95,678            61,310
                                   ===============  ================

                                      March 31,          Dec. 31,
     Business Segment Assets            2000              1999
                                   _______________  ________________
      Pacific Operations          $     1,605,983  $      1,592,111
      Mid-Continent Operations            504,098           510,568
      Natural Gas Operations              910,523           879,076
      Bulk Terminals                      235,434           203,601
                                   _______________  ________________
      Total Segments (2)          $     3,256,038  $      3,185,356
                                   ===============  ================

     (1)  The following reconciles segment earnings to net income.

                                      Three Months Ended March 31,
                                        2000              1999
                                   _______________  _________________
     Segment earnings             $        95,678  $         61,310
     Interest and corporate
       administrative expenses (a)        (36,119)          (20,241)
                                   _______________  _________________
     Net Income                   $        59,559  $         41,069
                                   ===============  =================

     (a) Includes interest expense, general and administrative expenses, minority interest and other insignificant items.

     (2)  The following reconciles segment assets to consolidated assets.

                                      March 31,          Dec. 31,
                                        2000              1999
                                   _______________  _________________
      Segment assets              $     3,256,038  $      3,185,356
      Corporate assets (b)                 62,003            43,382
                                   _______________  _________________
      Total assets                $     3,318,041  $      3,228,738
                                   ===============  =================

      (b) Includes cash, cash equivalents and certain unallocable deferred charges.

8.  Subsequent Events

     On April 4, 2000, the Partnership issued 4,500,000 units in a public offering at an issuance price of $39.75 per unit, less commissions and underwriting expenses. The Partnership used the proceeds from the unit issuance to acquire the remaining ownership interest in Shell CO2 Company as described below.

     On April 5, 2000, the Partnership acquired from affiliates of Shell Exploration & Production Company the 80% of Shell CO2 Company not owned by the Partnership for $212.1 million. The Partnership renamed the company Kinder Morgan CO2 Company, L.P.

     On April 12, 2000, the Partnership and KMI announced an agreement with Aerie Networks, Inc. and 11 other pipeline companies to build a nationwide broadband network. Together, KMI and the Partnership will receive equity positions in Aerie in exchange for assisting Aerie with its development of a broadband network along the pipeline right-of-ways of KMI and the Partnership. The majority of Aerie's broadband network will be built along 14,958 miles of rights-of-way of 12 natural gas, oil and liquid petroleum pipeline and communications companies. Combined, these 12 companies are acquiring a 30% ownership interest in Aerie. Aerie plans to begin construction of its national broadband platform this summer and complete it in early 2003.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

First Quarter 2000 Compared With First Quarter 1999

     The Partnership reported record quarterly revenues and earnings for the first quarter of 2000. Total earnings for the Partnership increased 45% (to $59.6 million or $0.63 per unit) and total revenues increased 57% (to $157.4 million) for the three months ended March 31, 2000 compared to the same period in 1999. The Partnership reported earnings of $41.1 million ($0.57 per unit) on revenues of $100.0 million for the first quarter of 1999. The increases in earnings and revenues primarily resulted from the inclusion of the Natural Gas Operations, which were acquired from Kinder Morgan, Inc. on December 31, 1999, however, revenues and earnings from each of the Partnership's other three business segments also increased in the first quarter of 2000 compared with the first quarter of last year. The acquisitions of the Mid-Continent Operations' transmix business in September 1999 and certain bulk terminal businesses in January 2000 were the main contributors to the increase in period-to-period revenues for those three segments.

     Operating expenses, excluding depreciation, amortization, and taxes, other than income taxes, totaled $55.0 million in the first quarter of 2000 versus $28.9 million in the first quarter of 1999. Total Partnership operating income for first quarter 2000 increased 33% (to $63.1 million) compared to first quarter 1999. Operating income totaled $47.6 million in the first quarter of 1999. The increases in operating expenses and operating income were mainly due to the acquisitions of the transmix business and the Natural Gas Operations. First quarter earnings from equity investments, net of amortization of excess acquisition costs, were $13.1 million in 2000 versus $7.3 million in 1999. The 79% increase ($5.8 million) in net equity earnings was mainly due to income realized on the Partnership's December 1999 investment in Red Cedar Gathering Company and its June 1999 investment in Plantation Pipe Line Company.

Pacific Operations

     The Pacific Operations' operating results produced a 4% increase in segment earnings for the first quarter of 2000 when compared with the first quarter of 1999. Period-to-period revenues remained flat; a 3% increase in mainline delivery volumes were offset by an almost 4% decrease in average tariff rates. The decrease in average tariff rates was mainly due to the reduction in transportation rates, effective April 1, 1999, on the segment's East Line. For the quarter ended March 31, 2000, the segment reported earnings of $44.1 million on revenues of $61.0 million. For the quarter ended March 31, 1999, the segment reported earnings of $42.4 million on revenues of $60.7 million. Segment operating expenses increased to $13.8 million in first quarter 2000 versus $8.2 million in first quarter 1999. During the first quarter of 2000, the segment incurred some atypical increases in major maintenance expense, but reported offsetting increases in other income due to insurance recoveries and favorable adjustments to post-retirement benefit liabilities. Income from the segment's 50% equity investment in the Colton transmix processing facility increased 40% (to $0.5 million) in the first quarter of 2000 compared with the same quarter last year. The increase was primarily due to an increase in volumes processed at the facility.

Mid-Continent Operations

     The Mid-Continent Operations reported segment earnings of $12.9 million in the first quarter of 2000 versus $10.1 million in the comparable period of 1999. Segment revenues and operating expenses were $25.4 million and $16.1 million, respectively, in the first quarter of 2000. These amounts compare to revenues and operating expenses of $10.6 million and $3.8 million, respectively, in the first quarter of 1999. The increases in revenues and operating expenses in the first quarter of 2000 relative to the first quarter of 1999 resulted primarily from the inclusion of transmix operations acquired in September 1999. Additionally, quarterly revenues from the Partnership's North System increased 11% over 1999 amounts due to a 24% increase in throughput volume, partially offset by a 6% decrease in average tariff rates. The decrease in rates was due to a higher volume of lower tariff shipments in the first quarter of 2000. Segment operating income totaled $6.4 million in first quarter 2000 versus $4.3 million in first quarter 1999. The segment's earnings from equity investments, net of amortization of excess costs, increased to $8.9 million in the first quarter of 2000 versus $6.9 million in the same period last year. The $2.0 million increase was driven by higher income from the segment's investment in Plantation Pipe Line Company, reflecting the Partnership's additional 27% investment made in June 1999. The overall increase in the segment's earnings from equity investments was partially offset by the loss of income from the Partnership's investment in the Mont Belvieu fractionation facility, which was sold in the third quarter of 1999.

Natural Gas Operations

     The Partnership's Natural Gas Operations, acquired on December 31, 1999 produced strong operating results across its various businesses. Income and volumes exceeded the Partnership's expectations, with volumes up almost 3% compared to the first quarter of 1999. The segment reported earnings of $29.1 million on revenues of $39.8 million during the first quarter of 2000. Operating income for first quarter 2000 was $25.4 million, reflecting the gas transmission and storage results from the segment's two natural gas pipelines, Kinder Morgan Interstate Gas Transmission LLC and Trailblazer Pipeline Company. Segment operating expenses totaled $6.6 million in the first quarter of 2000. The segment also reported $3.7 million in earnings from equity investments, net of amortization of excess costs. The equity earnings represent the income from the Partnership's 49% interest in the Red Cedar Gathering Company.

Bulk Terminals

     The Bulk Terminals segment reported an 8% increase in earnings in the first quarter of 2000 compared to the same period in 1999. The segment reported earnings of $9.5 million on revenues of $31.2 million in the first quarter of 2000. In the same 1999 period, the segment earned $8.8 million on revenues of $28.7 million. The increases in earnings and revenues were mainly attributable to terminal acquisitions made by the Partnership since the first quarter of 1999. The acquisitions helped generate a 9% increase in segment operating revenues and a 15% increase in overall volumes transferred in first quarter 2000 over first quarter 1999. Higher overall segment revenues were partially offset by a 6% decrease in average coal transfer rates and by lower coal marketing revenues. Combined operating expenses increased 9% (to $18.5 million) in the first quarter of 2000 due to the higher volumes transported. Combined depreciation, amortization and taxes, other than income taxes, increased 27% (to $3.3 million) primarily due to the terminal acquisitions. Operating income for the segment was $9.4 million in the first quarter of 2000 versus $9.1 million in the same quarter last year.

Operating statistics for the first three months of 2000 and 1999 are as follows:

                                             Three Months Ended March 31,
                                                   2000         1999
                                                  ___________________
     Pacific Operations
          Mainline Delivery Volumes (MMBbls)       88.7         86.3
          Other Delivery Volumes (MMBbls)           3.1          3.0
          Average Tariff ($/Bbl)                  $0.53        $0.55

      Mid-Continent Operations *
           Delivery Volumes (MMBbls)               13.6         11.9
           Average Tariff ($/Bbl)                 $0.95        $0.97

      Natural Gas Operations
           Transport Volumes (000-MMBtus)       107,838          -
           Average Tariff ($/000-MMBtus)          $0.32          -

      Bulk Terminals
           Transport Volumes (MM Tons)             11.0          9.6
      _______________________________________________________________________
      *   North System and Cypress only.

     Items not attributable to any segment include general and administrative expenses, unallocable interest income and expense and minority interest. General and administrative expenses were $14.3 million in the first quarter of 2000 compared with $7.8 million in the same period last year. The increase was principally associated with assets acquired from Kinder Morgan, Inc. on December 31, 1999. Unallocated interest expense, net of interest income, was $20.1 million in the first quarter of 2000 compared with $11.8 million in the same year-earlier period. The increase was due to higher average debt balances and higher average borrowing rates. Minority interest was $1.7 million for the first quarter of 2000 versus $0.6 million in the first quarter of the prior year. The increase reflects the 33 1/3% minority interest in Trailblazer Pipeline Company as well as overall higher Partnership net income.

     The Partnership reported an increase in income tax expense of $1.3 million in the first quarter of 2000 compared to last year's first quarter. The increase represents the Partnership's higher share of income tax expense from its investment in Plantation Pipe Line Company.

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

Operating Activities

     Net cash provided by operating activities was $72.8 million for the three months ended March 31, 2000, versus $46.4 million in the comparable period of 1999. The period-to-period increase of $26.4 million in cash flow from operations was primarily the result of higher net earnings, higher non-cash depreciation and amortization charges and higher cash inflows relative to net changes in working capital items. Higher net earnings in the first quarter of 2000 produced an additional $18.5 million in operating funds compared to last year's first quarter, and higher depreciation and amortization charges, including amortization of excess cost of equity investments, produced an incremental $8.5 million. The higher earnings and non-cash charges in the first quarter of 2000 compared to the prior year were chiefly due to business acquisitions made since the first quarter of 1999. The overall increase in cash provided by operating activities was partially offset by a $6.9 million increase in undistributed earnings from equity investments. The increase in undistributed earnings from equity investments resulted primarily from income generated from the Partnership's investments in Red Cedar Gathering Company and Plantation Pipe Line Company that were acquired since March 31, 1999. The absence of earnings from the Partnership's investment in the Mont Belvieu fractionation facility offset higher overall earnings from equity investments. The Partnership sold its interest in the fractionation facility in the third quarter of 1999.

Investing Activities

     Net cash used in investing activities was $351.9 million for the three month period ended March 31, 2000, compared to $18.9 million in the comparable 1999 period. The $333.0 million increase in funds used for investing activities was primarily attributable to asset acquisitions. The first quarter of 2000 included $330.0 million paid to Kinder Morgan, Inc. for the Natural Gas Operations and $0.2 million used for Bulk Terminal acquisitions. Cash used for capital expenditures increased $6.4 million (to $24.7 million) in the first quarter of 2000 versus the same quarter last year. The increase primarily reflects higher investments made in the Partnership's Bulk Terminals business segment. All funds classified as additions to property, plant and equipment include both expansion and sustaining capital expenditures.

Financing Activities

     Net Cash provided by financing activities amounted to $295.8 million for the three months ended March 31, 2000. This increase of $321.7 million from the comparable 1999 period was mainly the result of an additional $329.4 million received from overall debt financing activities. The increase reflects the Partnership's completion of a private placement of $400 million in debt securities during the first quarter of 2000, resulting in a net cash inflow of $397.9 million net of discounts and issuing costs. The overall increase in cash provided by financing activities was partially offset by a period-to-period increase of $8.7 million in distributions to partners.

     Distributions to all partners increased to $52.0 million in the three month period ended March 31, 2000, compared to $43.3 million in the comparable 1999 period. The increase in distributions was due to an increase in the per unit distribution paid, the number of units outstanding and the general partner incentive distributions, which resulted from increased distributions to unitholders. The Partnership paid a distribution of $0.725 per unit in the first three months of 2000 compared with a distribution of $0.65 per unit in the first three months of 1999.

     The 12% increase in paid distributions per unit resulted from favorable operating results in the fourth quarter of 1999. On April 20, 2000, the Partnership declared a distribution of $0.775 per unit for the first quarter of 2000. The Partnership believes that future operating results will continue to support similar levels of quarterly cash distributions, however, no assurance can be given that future distributions will continue at such levels.

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

     Available Cash for each quarter is distributed, first, 98% to the limited partners and 2% to the general partner until the limited partners have received a total of $0.3025 per unit for such quarter, second, 85% to the limited partners and 15% to the general partner until the limited partners have received a total of $0.3575 per unit for such quarter, third, 75% to the limited partners and 25% to the general partner until the limited partners have received a total of $0.4675 per unit for such quarter, and fourth, thereafter 50% to the limited partners and 50% to the general partner. Incentive distributions are generally defined as all cash distributions paid to the general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner's incentive distribution declared by the Partnership for the first quarter of 2000 was $21.9 million, while the incentive distribution paid during the first three months of 2000 and 1999 were $14.4 million and $10.7 million, respectively.

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

     See Items 1 and 2 "Business and Properties - Risk Factors" of the Annual

Report filed on Form 10-K with the Securities and Exchange Commission on March 14, 2000 for a more detailed description of these and other factors that may affect the forward looking statements. When considering forward looking statements, one should keep in mind the risk factors described in the Form 10-K. The risk factors could cause the Partnership's actual results to differ materially from those contained in any forward looking statement. The Partnership disclaims any obligation to update the above list or to announce publicly the result of any revisions to any of the forward looking statements to reflect future events or developments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 1999, in Item 7a of the Partnership's 1999 Form 10-K.

                           PART II. OTHER INFORMATION

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES



ITEM 1.  Legal Proceedings

     See Part I, Item 1, Note 3 to Consolidated Financial Statements entitled "Litigation and Other Contingencies" which is incorporated herein by reference.


ITEM 2.  Changes in Securities and Use of Proceeds

     During the quarter ended March 31, 2000, the Partnership issued the following securities, which were not registered under the Securities Act of 1933, as amended.

     On February 7, 2000, the Partnership issued 574,172 units in exchange for all of the capital stock of Milwaukee Bulk Terminals, Inc. and Dakota Bulk Terminal, Inc. The units were issued to the five individuals that owned the two acquired corporations pursuant to Section 4(2) of the Securities Act of 1933.

     On March 22, 2000, the Partnership issued $200,000,000 aggregate principal amount of floating rate senior notes due 2002 and $200,000,000 aggregate principal amount of 8% senior notes due 2005 (the "Original Notes"). The Original Notes were sold to qualified institutional buyers as defined in Rule 144A under the Securities Act through Goldman, Sachs & Co., Merrill Lynch & Co., Banc of America Securities LLC and First Union Securities, Inc., as initial purchasers. The Original Notes were sold to investors for an aggregate price of $399.6 million. The Partnership paid underwriting discounts and commissions of approximately $1.7 million, resulting in net proceeds to the Partnership of approximately $397.9 million.

     At the closing of the offering of the Original Notes, the Partnership entered into a registration rights agreement with the initial purchasers pursuant to which the Partnership agreed, for the benefit of the holders of the notes, at its cost, to make an offer to exchange the Original Notes for new notes that are substantially identical to the terms of the Original Notes of the same series (the "Exchange Notes"), except that the Exchange Notes will be freely transferable and issued free of any covenants regarding exchange and registration rights. The Partnership agreed to use its reasonable efforts to cause a registration statement relating to the exchange offer to be declared effective under the Securities Act within 180 days after the date of original issuance of the Original Notes. If the Partnership does not accomplish certain actions with respect to the exchange offer by certain specified dates, the interest rate on the Original Notes will be increased until the Partnership accomplishes those actions. The exchange offer is scheduled to expire on May 31, 2000, unless extended, and the Partnership does not anticipate that it will pay any additional interest on the Original Notes.


ITEM 3.  Defaults Upon Senior Securities

     None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None.


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
          Partnership of Kinder Morgan Energy Partners, L.P. dated as of January 20, 2000 (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K filed January 20, 2000)

*4.1   -  Indenture  dated March 22, 2000 between Kinder Morgan Energy  Partners and First Union National Bank, as Trustee (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-4 (file no. 333-35112) filed on April 19, 2000 (the "2000 Form S-4")).

*4.2   -  Form of  Floating  Rate  Note  and Form of 8% Note  (contained  in the
          Indenture filed as Exhibit 4.1 to the 2000 Form S-4).

*4.3   -  Registration Rights Agreement dated March 22, 2000 among Kinder Morgan
          Energy Partners, Goldman, Sachs & Co., Merrill Lynch & Co., Banc of America Securities LLC and First Union Securities, Inc. (filed as
          Exhibit 4.3 to the 2000 Form S-4).

4.4 - Certain instruments with respect to long-term debt of the Partnership and its consolidated subsidiaries which relate to debt that does not exceed 10% of the total assets of the Partnership and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. ss.229.601. The Partnership hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.

**10.1 - Settlement and Termination of Amended and Restated Incentive Compensation Grant Agreement dated April 20, 2000 between Kinder Morgan Energy Partners, L.P. and David G. Dehaemers, Jr.

**10.2 - Settlement and Termination of Amended and Restated Incentive Compensation Grant Agreement dated April 20, 2000 between Kinder Morgan Energy Partners, L.P and Michael C. Morgan.

**10.3 - Employment Agreement dated April 20, 2000 among Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and David G. Dehaemers, Jr.

**10.4 - Employment Agreement dated April 20, 2000 among Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and Michael C. Morgan.

**27.1 -  Financial Data Schedule for Kinder Morgan Energy Partners, L.P.

     ========================

*    Incorporated by reference.

**   Filed herewith.


     (b)  Reports on Form 8-K.

Current report dated December 30, 1999, on Form 8-K was filed January 14, 2000, pursuant to Items 5 and 7 of that form. A Contribution Agreement dated as of December 30, 1999 between the Registrant, Kinder Morgan G.P., Inc., Kinder Morgan, Inc., Natural Gas Pipeline Company of America, and K N Gas Gathering, Inc. concerning the issuance of units and cash for the contribution of the Natural Gas Operations was disclosed pursuant to Item 5 of this filing. The Contribution Agreement was attached as an exhibit pursuant to Item 7.

Current report dated January 20, 2000, on Form 8-K, as amended March 28, 2000. The Registrant's acquisition of the Natural Gas Operations was disclosed as Acquisition of Assets pursuant to Item 2 of that form. A press release, issued January 20, 2000 declaring the closing of the transaction, effective as of December 31, 1999 was disclosed pursuant to Item 5. Audited financial statements of the businesses acquired by the Registrant and the unaudited pro forma condensed combined statement of income for the Registrant, giving effect to the acquisition of the Natural Gas Operations and the Registrant's additional 33 1/1% interest in Trailblazer Pipeline Company was disclosed pursuant to Item 7. The Contribution Agreement, dated as of December 30, 1999, Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of the Partnership dated as of January 20, 2000, and a portion of the January 20, 2000 press release were attached as exhibits pursuant to Item 7 of that form.

Current report dated March 30, 2000, on Form 8-K was filed March 31, 2000. The Consent of Independent Accountants and the Balance Sheet of Kinder Morgan G.P., Inc., as of December 31, 1999 were disclosed pursuant to Item 7 of that form.

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


                                   KINDER MORGAN ENERGY PARTNERS, L.P.
                                   (A Delaware Limited Partnership)
                                   By:  KINDER MORGAN G.P., Inc.
                                   as General Partner

                                   By:  /s/ C. Park Shaper
                                        _____________________________
                                        C. Park Shaper
                                        Vice President, Treasurer
                                        and Chief Financial Officer

Date:  May 4, 2000