Form 10-Q
period 2000-06-30
KINDER MORGAN ENERGY PARTNERS L P
filed 2000-08-11
CIK 888228

Page 1 of 29

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000


                         Commission File Number 1-11234
                       KINDER MORGAN ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



                      Delaware                             76-0380342
            (State or other jurisdiction of     (I.R.S. Employer Identification
            incorporation or organization)                  Number)


                   500 Dallas St.
                     Suite 1000
                   Houston, Texas                             77002
            (Address of principal executive                 (Zip Code)
                       Offices)


                                 (713) 369-9000
              (Registrant's telephone number, including area code)






               1301 McKinney St., Suite 3450, Houston, Texas 77010
                 (Former address, if changed since last report)


                                 (713) 844-9500
             (Former telephone number, if changed since last report)



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


            The Registrant had 64,212,509 units outstanding at August 7, 2000.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                        Page No.

         PART I. FINANCIAL INFORMATION


            ITEM 1. - Financial Statements (Unaudited)

                      Consolidated Statements of Income - Three
                      and Six Months Ended June 30, 2000 and 1999             3

                      Consolidated Balance Sheets - June 30, 2000 and
                      December 31, 1999                                       4

                      Consolidated Statements of Cash Flows - Six Months
                      Ended June 30, 2000 and 1999                            5

                      Notes to Consolidated Financial Statements              6


            ITEM 2. - Management's Discussion and Analysis of
                      Financial Condition and Results of Operations          19


            ITEM 3. - Quantitative and Qualitative Disclosures about
                      Market Risk                                            26





         PART II. OTHER INFORMATION


            ITEM 1. - Legal Proceedings                                      27


            ITEM 2. - Changes in Securities and Use of Proceeds              27


            ITEM 3. - Defaults Upon Senior Securities                        27


            ITEM 4. - Submission of Matters to a Vote of Security Holders    27


            ITEM 5. - Other Information                                      27


            ITEM 6. - Exhibits and Reports on Form 8-K                       27

        KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands Except Per Unit Amounts)
                            (Unaudited)


                                                         Three Months Ended            Six Months Ended
                                                              June 30,                      June 30,
                                                      2000           1999              2000           1999
                                                -------------   ------------       ------------   -----------

Revenues                                        $   193,758    $   102,933          $  351,116    $  202,982

Costs and Expenses
  Operations and maintenance                         72,022         30,987             127,054        59,906
  Depreciation and amortization                      19,904         11,510              38,749        22,906
  General and administrative                         15,380          8,942              29,703        16,760
  Taxes, other than income taxes                      6,476          4,154              12,573         8,425
                                                ------------   --------------      -------------   -----------
                                                    113,782         55,593             208,079       107,997
                                                ------------   --------------      -------------   -----------

Operating Income                                     79,976         47,340             143,037        94,985

Other Income (Expense)
  Earnings from equity investments                   17,362          9,746              32,179        17,701
  Amortiz. of excess cost of equity investments      (2,174)          (781)             (3,847)       (1,439)
  Interest, net                                     (21,797)       (12,184)            (41,915)      (23,983)
  Other, net                                          3,832          1,898              11,743         1,887
Minority Interest                                    (2,091)          (805)             (3,769)       (1,426)
                                                 ------------   -------------      --------------  -----------

Income Before Income Taxes                           75,108         45,214             137,428        87,725

Income Taxes                                         (3,298)        (2,101)             (6,059)       (3,543)

                                                 -------------  -------------       -------------   ----------
Net Income                                       $   71,810     $   43,113          $  131,369      $ 84,182
                                                 =============  =============       =============   ==========


General Partner's interest in Net Income         $   27,003     $   13,385          $   49,260      $ 26,748

Limited Partners' interest in Net Income             44,807         29,728              82,109        57,434

                                                 -------------  -------------       -------------   ----------
Net Income                                       $   71,810     $   43,113          $  131,369      $ 84,182
                                                 =============  =============       =============   ==========

Net Income per Unit                              $     0.70     $     0.61         $      1.33      $   1.18
                                                 =============  =============       =============   ==========

Number of Units used in Computation                  64,064         48,816              61,787        48,816
                                                 =============  =============       =============   ===========


The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                             June 30,       December 31,
                                               2000             1999
                                        --------------    ---------------
ASSETS
Current Assets
   Cash and cash equivalents             $      32,967    $     40,052
   Accounts and notes receivable
     Trade                                     109,026          71,738
     Related parties                             9,659              45
   Inventories
     Products                                    8,417           8,380
     Materials and supplies                      4,964           4,703
   Gas imbalances                               57,730           7,014
   Other current assets                            662               -
                                           ------------   -------------
                                               223,425         131,932
                                           ------------   -------------

Property, Plant and Equipment, at cost       3,053,869       2,696,122
   Less accumulated depreciation               156,278         117,809
                                           ------------   -------------
                                             2,897,591       2,578,313
                                           ------------   -------------

Equity Investments                             338,554         418,651
                                           ------------   -------------

Notes receivable                                 9,460          10,041
Intangibles                                    112,292          56,630
Deferred charges and other assets               30,272          33,171
                                           ------------   -------------
TOTAL ASSETS                             $   3,611,594  $    3,228,738
                                           ============   =============

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts payable
     Trade                               $      31,964  $       15,692
     Related parties                                79           3,569
   Current portion of long-term debt                 -         209,200
   Accrued rate refunds                          5,860          36,607
   Accrued interest                             14,416          10,014
   Accrued right-of-way liabilities              7,789           7,039
   Accrued taxes                                 9,624           8,870
   Gas imbalances                               53,546           6,189
   Accrued other liabilities                    24,330          21,981
                                           ------------   -------------
                                               147,608         319,161
                                           ------------   -------------

Long-Term Liabilities and Deferred Credits
   Long-term debt                            1,324,679         989,101
   Other                                       108,602          97,379
                                           ------------   -------------
                                             1,433,281       1,086,480
                                           ------------   -------------

Commitments and Contingencies

Minority Interest                               52,752          48,299
                                           ------------   -------------
Partners' Capital
   Common Units                              1,950,199       1,759,142
   General Partner                              27,754          15,656
                                           ------------   -------------
                                             1,977,953       1,774,798
                                           ------------   -------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL    $ 3,611,594    $  3,228,738
                                           ============   =============

The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                              Six Months    Ended June 30,
                                                                 2000           1999
                                                              -----------   --------------


Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities
    Net income                                                $   131,369     $   84,182
    Depreciation and amortization                                  38,749         22,906
    Amortization of excess cost of equity investments               3,847          1,439
    Earnings from equity investments                              (32,179)       (17,701)
    Distributions from equity investments                          24,971         17,184
    Changes in components of working capital                      (17,240)        (6,468)
    Rate refunds settlement                                       (47,706)             -
    Other, net                                                      2,743         (7,804)
                                                               -----------     ----------
Net Cash Provided by Operating Activities                         104,554         93,738
                                                               -----------     ----------
Cash Flows From Investing Activities
    Acquisitions of assets                                       (572,488)             -
    Additions to property, plant and equipment for
        expansion and maintenance projects                        (52,599)       (44,446)
    Sale of investments, property, plant and equipment,
        net of removal costs                                        8,539          1,110
    Changes in gas stored underground                                 568              -
    Acquisitions of equity investments                                  -       (124,163)
    Contributions to equity investments                              (229)          (570)
                                                               -----------     ----------
Net Cash Used in Investing Activities                            (616,209)      (168,069)
                                                               -----------     ----------

Cash Flows From Financing Activities
    Issuance of debt                                            1,087,786        389,717
    Payment of debt                                              (633,996)      (230,443)
    Debt issue costs                                               (1,912)        (2,132)
    Proceeds from issuance of common units                        171,298              -
    Contributions from General Partner's Minority Interest          7,434              -
    Distributions to partners
      Common Units                                                (85,527)       (65,342)
      General Partner                                             (37,161)       (25,027)
      Minority Interest                                            (4,011)        (1,075)
    Other, net                                                        659           (344)
                                                               -----------     ----------
Net Cash Provided by Financing Activities                         504,570         65,354
                                                               -----------     ----------

Increase in Cash and Cash Equivalents                              (7,085)        (8,977)
Cash and Cash Equivalents, Beginning of Period                     40,052         31,735
                                                                ----------     ----------
Cash and Cash Equivalents, End of Period                        $  32,967      $  22,758
                                                                ==========     ==========

Noncash Investing and Financing Activities
 Assets acquired by the issuance of Common Units                $  23,319      $       -
 Assets acquired by the assumption of liabilities               $  41,342      $       -


The accompanying notes are an integral part of these consolidat statements.

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

      Organization

      Effective April 1, 2000, the Partnership acquired from affiliates of Shell Exploration & Production Company the 80% of Shell CO2 Company not owned by the Partnership for $212.1 million. The Partnership renamed the company Kinder Morgan CO2 Company, L.P., which became the fifth operating partnership through which the Partnership conducts business.

      Prior to the second quarter of 2000, the Partnership reported four business segments: Pacific Operations; Mid-Continent Operations; Natural Gas Operations; and Bulk Terminals. Due to the acquisition of the remaining interest of Kinder Morgan CO2 Company, L.P., the Partnership began reporting the following four business segments: Product Pipelines; Natural Gas Pipelines; CO2 Pipelines; and Bulk Terminals.

      For periods prior to second quarter 2000, the previous Pacific Operations and Mid-Continent Operations, excluding the Mid-Continent's Gas Processing and Fractionation activities and CO2 activities, have been combined to present the current "Product Pipelines" segment.

      The "Natural Gas Pipelines" segment consists of Kinder Morgan Interstate Gas Transmission LLC ("KMIGT"), a 66 2/3% controlling interest in Trailblazer Pipeline Company ("Trailblazer"), a 49% equity interest in the Red Cedar Gathering Company ("Red Cedar"), and the Partnership's former Gas Processing and Fractionation activities.

      The "CO2 Pipelines" segment consists of the operations of Kinder Morgan CO2 Company, L.P. Prior to April 1, 2000, the Partnership only owned a 20% equity interest in Shell CO2 Company and reported its results under the equity method of accounting in the Mid-Continent Operations.

      The "Bulk Terminals" segment consists of 25 owned and/or operated bulk terminals that handle approximately 45 million tons of coal, petroleum coke and other dry and liquid bulk material annually.

      For more information on the Partnership's reportable business segments, see Note 7, below.

2. Acquisitions and Joint Ventures

      During 1999 and the first six months of 2000, the Partnership completed certain significant acquisitions. With respect to the following acquisitions and joint ventures, the results of operations are included in the consolidated financial statements from the date of acquisition.

      Plantation Pipe Line Company

      On September 15, 1998, the Partnership acquired an approximate 24% interest in Plantation Pipe Line Company for $110 million. On June 16, 1999, the Partnership acquired an approximate 27% interest in Plantation Pipe Line Company for $124.2 million. Collectively, the Partnership now owns approximately 51% of Plantation Pipe Line Company, and ExxonMobil Pipeline Company, an affiliate of ExxonMobil Corporation, owns approximately 49%. Plantation Pipe Line Company owns and operates a 3,100 mile pipeline system throughout the southeastern United States which serves as a common carrier of refined petroleum products to various metropolitan areas, including Atlanta, Georgia; Charlotte, North Carolina; and the Washington, D.C. area. The Partnership does not control Plantation Pipe Line Company, and therefore, accounts for its investment in Plantation under the equity method of accounting and includes its activity as part of the Product Pipelines business segment.

      Transmix Operations

      On September 10, 1999, the Partnership acquired certain net assets, including transmix processing plants in Richmond, Virginia and Dorsey Junction, Maryland, from Primary Corporation. As consideration for the purchase, the Partnership paid Primary $18.25 million in cash (before purchase price adjustments) and 510,147 units valued at approximately $14.3 million. The petroleum products refining and marketing activities of the transmix operations are included as part of the Product Pipelines business segment.

      Trailblazer Pipeline Company

      Effective November 30, 1999, the Partnership acquired a 33 1/3% interest in Trailblazer for $37.6 million from Columbia Gulf Transmission Company, an affiliate of Columbia Energy Group. Trailblazer is an Illinois partnership that owns and operates a 436-mile natural gas pipeline system that traverses from Colorado through southeastern Wyoming to Beatrice, Nebraska. Trailblazer has a certificated capacity of 492 million cubic feet per day ("MMcf/d") of natural gas. For the month of December 1999, the Partnership accounted for its 33 1/3% interest in Trailblazer under the equity method of accounting. Effective December 31, 1999, following the Partnership's acquisition of an additional 33 1/3% interest in Trailblazer (see "KMI Asset Contributions" below), Trailblazer's activities were included as part of the Partnership's consolidated financial statements. The Partnership reports Trailblazer's activities as part of the Natural Gas Pipelines business segment.

      KMI Asset Contributions

      Effective December 31, 1999, the Partnership acquired over $700 million of assets from Kinder Morgan, Inc. ("KMI"). The Partnership paid KMI $330 million and 9.81 million common units as consideration for the assets. The Partnership acquired KMIGT (formerly K N Interstate Gas Transmission Co.), a 33 1/3% interest in Trailblazer and a 49% equity interest in Red Cedar. The acquired interest in Trailblazer, when combined with the interest purchased on November 30, 1999, gave the Partnership a 66 2/3% controlling ownership interest. The transaction was accounted for under the purchase method of accounting, and going forward from December 31, 1999, these assets are included in the Partnership's Natural Gas Pipelines business segment.

      Bulk Terminals

      Effective January 1, 2000, the Partnership acquired all of the shares of the capital stock of Milwaukee Bulk Terminals, Inc. and Dakota Bulk Terminal, Inc., both Wisconsin corporations. The Partnership paid an aggregate consideration of approximately $24.1 million, including 574,172 units and approximately $0.8 million in cash. The acquisition of the two entities was accounted for under the purchase method of accounting, and going forward from January 1, 2000, have been included as part of the Bulk Terminals business segment.

      CO2 Pipelines

      Effective April 1, 2000, the Partnership acquired from affiliates of Shell Exploration & Production Company the 80% of Shell CO2 Company not owned by the Partnership for $212.1 million. The Partnership renamed the company Kinder Morgan CO2 Company, L.P., and going forward from April 1, 2000, the results have been reported as the CO2 Pipelines business segment.

      Pro Forma Information

      The following summarized unaudited Pro Forma Consolidated Income Statement information for the six months ended June 30, 1999, assumes the above acquisitions had occurred as of January 1, 1999. The unaudited Pro Forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if the Partnership had completed the above acquisitions on the dates indicated or which will be attained in the future.

      The Pro Forma information does not include the effects of the Partnership's acquisition on June 1, 2000, of an equity interest in the Canyon Reef Carriers CO2 pipeline and a working interest in the SACROC Unit. Amounts presented below are in thousands, except for the per unit amount:


                                          Pro Forma
                                        Six Months Ended
            Income Statement             June 30, 1999
            ----------------            ----------------
                                          (Unaudited)
             Revenues                       $312,409
             Operating Income               $143,784
             Net Income                     $126,136
             Net Income per unit               $1.46


3.  Litigation and Other Contingencies

      FERC Proceedings

      SFPP

      Tariffs charged by SFPP, L.P. ("SFPP") are subject to certain proceedings involving shippers' protests regarding the interstate rates, as well as practices and the jurisdictional nature of certain facilities and services on the Pacific Operations' pipeline systems. In September 1992, El Paso Refinery, L.P. ("El Paso") filed a protest/complaint with the Federal Energy Regulatory Commission ("FERC") challenging SFPP's East Line rates from El Paso, Texas to Tucson and Phoenix, Arizona, challenging SFPP's proration policy and seeking to block the reversal of the direction of flow of SFPP's six inch pipeline between Phoenix and Tucson. At various dates following El Paso's September 1992 filing, other shippers on SFPP's South System, including Chevron U.S.A. Products Company ("Chevron"), Navajo Refining Company ("Navajo"), ARCO Products Company ("ARCO"), Texaco Refining and Marketing Inc. ("Texaco"), Refinery Holding Company, L.P. ("RHC", a partnership formed by El Paso's long-term secured creditors that purchased El Paso's refinery in May 1993), Mobil Oil Corporation and Tosco Corporation, filed separate complaints, and/or motions to intervene in the FERC proceeding, challenging SFPP's rates on its East and West Lines. Certain of these parties also claimed that a gathering enhancement charge at SFPP's Watson origin pump station in Carson, California was charged in violation of the Interstate Commerce Act ("ICA"). In subsequent procedural rulings, the FERC consolidated these challenges (Docket Nos. OR92-8-000, et al.) and ruled that they must proceed as a complaint proceeding, with the burden of proof being placed on the complaining parties. Such parties must show that SFPP's rates and practices at issue violate the requirements of the ICA.

      Hearings in the FERC proceeding were held in 1996 and an initial decision by the FERC administrative law judge was issued on September 25, 1997 (the "Initial Decision"). The Initial Decision upheld SFPP's position that "changed circumstances" were not shown to exist on the West Line, thereby retaining the just and reasonable status of all West Line rates that were "grandfathered" under the Energy Policy Act of 1992 ("EPACT"). Accordingly, such rates are not subject to challenge, either for the past or prospectively, in that proceeding. The administrative law judge's decision specifically excepted from that ruling SFPP's Tariff No. 18 for movement of jet fuel from Los Angeles to Tucson, which was initiated subsequent to the enactment of EPACT.

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

      On May 17, 2000, the FERC issued its Opinion No. 435-A, which ruled on the requests for rehearing and modified Opinion No. 435 in certain respects. It denied requests to reverse its prior rulings that SFPP's West Line rates and Watson Station gathering enhancement facilities charge are entitled to be treated as just and reasonable "grandfathered" rates under EPACT. It suggested, however, that if SFPP had fully recovered the capital costs of the Watson Station facilities, that might form the basis of an amended "changed circumstances" complaint.

     Opinion No. 435-A granted a request by Chevron and Navajo to require that SFPP's December 1988 partnership capital structure be used to compute the starting rate base from December 1983 forward, as well as a request by SFPP to vacate a ruling that would have required the elimination of approximately $125 million from the rate base used to determine capital structure. It also granted two clarifications sought by Navajo, to the effect that SFPP's return on its starting rate base should be based on SFPP's capital structure in each given year (rather than a single capital structure from the outset) and that the return on deferred equity should also vary with the capital structure for each year.

     Opinion No. 435-A denied Chevron and Navajo requests that no income tax allowance should be given for the limited partnership interests held by SFPP's corporate parent, as well as SFPP's request that the tax allowance should include interests owned by certain non-corporate entities. However, it granted Navajo's request to make the computation of interest expense for tax allowance purposes the same as for debt return.

     Opinion No. 435-A reaffirmed that SFPP may recover certain litigation costs incurred in defense of its rates (amortized over five years), but reversed a ruling that those expenses could include the costs of civil litigation between SFPP and Navajo and El Paso Refining. It also reversed a prior decision that litigation costs should be allocated between the East and West Lines based on throughput, instead adopting SFPP's position that such expenses should be split equally between the two systems.

     As to reparations, Opinion 435-A held that no reparations would be awarded to West Line shippers and that only Navajo was eligible to recover reparations on the East Line. It reaffirmed that a 1989 settlement with SFPP barred Navajo from obtaining reparations prior to November 23, 1993, but allowed Navajo reparations for a one-month period prior to the filing of its December 23, 1993 complaint. Opinion No. 435-A also confirmed that the Commission's indexing methodology should be used in determining rates for reparations purposes and made certain clarifications sought by Navajo.

     Opinion No. 435-A denied Chevron's request for modification of SFPP's prorationing policy, which requires customers to demonstrate need for additional capacity if there is a shortage of available pipeline space.

     Finally, Opinion No. 435-A directed SFPP to revise its initial compliance filings to reflect the modified rulings. It eliminated the refund obligation for the compliance tariff containing the Watson Station gathering enhancement charge, but required SFPP to pay refunds to the extent that the compliance tariff East Line rates are higher than the rates produced under Opinion No. 435-A.

     In June 2000, several parties filed requests for rehearing of certain rulings made in Opinion No. 435-A. Chevron and RHC both sought rehearing of the Commission's ruling that only Navajo is entitled to reparations for East Line shipments. SFPP sought rehearing of the FERC's decision to require use of the December 1988 partnership capital structure for the period 1994-98 in computing starting rate base, its elimination of civil litigation costs, its refusal to allow any recovery of civil litigation settlements and its failure to provide any allowance for regulatory expenses in prospective rates.

     ARCO Products Company, Chevron Products Company, Navajo Refining Company, Refinery Holding Company, L.P., Texaco Refining and Marketing Inc. and SFPP have sought judicial review of Opinion No. 435 and Opinion No. 435-A in the United States Court of Appeals for the District of Columbia Circuit. The FERC has moved to consolidate those petitions with prior petitions to review Opinion

No. 435, to dismiss the Chevron and RHC petitions, and to hold the other petitions in abeyance pending ruling on the requests for rehearing of Opinion No. 435-A.

     On July 17, 2000, SFPP submitted a compliance filing implementing the rulings made in Opinion No. 435-A, together with a calculation of reparations due to Navajo and refunds due to other East Line shippers. SFPP also filed a tariff containing East Line rates based on those rulings.

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

      On March 28, 1997, the administrative law judge issued an initial decision holding that the movements on SFPP's Sepulveda Lines are not subject to FERC jurisdiction. On August 5, 1997, the FERC reversed that decision and found the Sepulveda Lines to be subject to the jurisdiction of the FERC. SFPP was ordered to make a tariff filing within 60 days to establish an initial rate for these facilities. The FERC reserved decision on reparations until it ruled on the newly-filed rates. On October 6, 1997, SFPP filed a tariff establishing the initial interstate rate for movements on the Sepulveda Lines from Sepulveda Junction to Watson Station at the preexisting rate of five cents per barrel, along with supporting cost of service documentation. Subsequently, several shippers filed protests and motions to intervene at the FERC challenging that rate. On December 24, 1997, FERC denied SFPP's request for rehearing of the August 5, 1997 decision. On December 31, 1997, SFPP filed an application for market power determination, which, if granted, will enable it to charge market-based rates for this service. Several parties protested SFPP's application. On September 30, 1998, the FERC issued an order finding that, based on SFPP's application, SFPP lacks market power in the Watson Station destination market served by the Sepulveda Lines. The FERC found that SFPP appeared to lack market power in the origin market served by the Sepulveda Lines as well, but established a hearing to permit the protesting parties to substantiate allegations that SFPP possessed market power in the origin market. Hearing before a FERC administrative law judge on this limited issue commenced on February 7, 2000 and concluded on February 17, 2000. The matter has been briefed to the administrative law judge and is awaiting the judge's issuance of an initial decision.

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

      SFPP filed answers to both complaints with the FERC on November 21, 1997 and December 22, 1997. On January 20, 1998, the FERC issued an order accepting the complaints and consolidating both complaints into one proceeding, but holding them in abeyance pending a Commission decision on review of the Initial Decision in Docket Nos. OR92-8-000 et al. In July 1998, some complainants amended their complaints to incorporate updated financial and operational data on SFPP. SFPP answered the amended complaints. In a companion order to Opinion No. 435, the FERC directed the complainants to amend their complaints, as may be appropriate, consistent with the terms and conditions of its orders, including Opinion No. 435. On January 10th and 11th, 2000, the complainants again amended their complaints to incorporate further updated financial and operational data on SFPP. SFPP filed an answer to these amended complaints on February 15, 2000. On May 17, 2000, the FERC issued an order finding that the various complaining parties had alleged sufficient grounds for their complaints against SFPP's interstate rates to go forward to a hearing. At such hearing, the administrative law judge will assess whether any of the challenged rates that are grandfathered under EPACT will continue to have such status and, if the grandfathering status of any rate is not upheld, whether the existing rate is just and reasonable. Discovery in this new proceeding is currently being conducted, with a hearing scheduled for March 2001 and an initial decision by the administrative law judge due in August 2001.

      Applicable rules and regulations in this field are vague, relevant factual issues are complex and there is little precedent available regarding the factors to be considered or the method of analysis to be employed in making a determination of "changed circumstances", which is the showing necessary to make "grandfathered" rates subject to challenge. The complainants have alleged a variety of grounds for finding "changed circumstances," including the acquisition of SFPP and cost savings achieved subsequent to the acquisition. Given the newness of the grandfathering standard under EPACT and limited precedent, the Partnership cannot predict how these allegations will be viewed by the FERC.

      If "changed circumstances" are found, SFPP rates previously "grandfathered" under EPACT may lose their "grandfathered" status and, if such rates are found to be unjust and unreasonable, shippers may be entitled to a prospective rate reduction together with reparations for periods from the date of the complaint to the date of the implementation of the new rates.

      The Partnership is not able to predict with certainty whether settlement can be reached with some or all of the complainants or the final outcome of the FERC proceedings should they be carried through to their conclusion. It is possible that current or future proceedings could be resolved in a manner adverse to the Partnership. The Partnership believes that is has adequately reserved for all current proceedings.

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

      On June 15, 2000, KMIGT made its filing to comply with the FERC's Orders 637 and 637-A. That filing contained KMIGT's compliance plan to implement the changes required by the FERC dealing with the way business is conducted on interstate pipelines. All interstate pipelines are required to make such compliance filings, according to a schedule established by the FERC. KMIGT's filing is currently pending FERC action, and any changes to its tariff provisions are not expected to take effect until after the entire Order 637 process is finished for all pipelines.

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

      The FERC issued orders on April 28, 1999 and August 3, 1999, approving the revised settlement as to all parties except the two parties who contested the settlement. As to the two contesting parties, the FERC established hearing procedures. On March 3, 2000, Trailblazer and the two parties filed a joint motion indicating that a settlement in principle had been reached. On March 6, 2000, the presiding administrative law judge issued an order suspending the procedural schedule and hearing pending the filing of the appropriate documents necessary to terminate the proceeding. On March 16, 2000, the two contesting parties filed a motion to withdraw their requests for rehearing of the FERC orders approving the settlement and concurrently those parties and Trailblazer jointly moved to terminate the proceeding. On March 30, 2000, the Administrative Law Judge issued an order granting motion to terminate further proceedings, followed by an initial decision on April 7, 2000, terminating the proceedings. On May 18, 2000, the commission issued a notice of the finality of the initial decision. Refunds related to the rate case were made in April 28, 2000 and totaled approximately $19 million. Adequate reserves had previously been established.

      California Public Utilities Commission Proceeding

      A complaint was filed with the California Public Utilities Commission ("CPUC") on April 7, 1997 by ARCO Products Company, Mobil Oil Corporation and Texaco Refining and Marketing Inc. against SFPP. The complaint challenges rates charged by SFPP for intrastate transportation of refined petroleum products through its pipeline system in the State of California and requests prospective rate adjustments. On October 1, 1997, the complainants filed testimony seeking prospective rate reductions aggregating approximately $15 million per year.

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

      Procedurally, the rehearing complaint, will be heard first, followed by consideration of the April 10, 2000 complaint and SFPP's market-based application, which have been consolidated for hearing by the CPUC. The rehearing complaint (Phase 1) will be the subject of evidentiary hearings in October 2000, with a decision expected within six months of the hearings. The April 2000 complaint and SFPP's market-based application will be the subject of evidentiary hearings in February 2001, with a decision expected within six months of the hearings.

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

      Although no assurance can be given, the Partnership believes that the ultimate resolution of all these environmental matters set forth in this Note 3 will not have a material adverse effect on its financial position or results of operations. The Partnership has recorded a reserve for environmental claims in the amount of $16.7 million at June 30, 2000.

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


4.  Distributions

      On May 15, 2000, the Partnership paid a cash distribution for the quarterly period ended March 31, 2000, of $0.775 per unit. The distribution was declared on April 20, 2000, payable to unitholders of record as of May 1, 2000.

      On July 20, 2000, the Partnership declared a cash distribution for the quarterly period ended June 30, 2000, of $0.85 per unit. The distribution will be paid on or before August 14, 2000, to unitholders of record as of July 31, 2000.


5. Debt

      The Partnership's debt facilities as of June 30, 2000, consist primarily of:

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

o    $259.4 million in short-term commercial paper.

      See Note 9 to the Partnership's Consolidated Financial Statements included in the Partnership's Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 14, 2000 and Note 5 to the Partnership's Form 10-Q filed with the Securities and Exchange Commission on May 11, 2000.

      Under an indenture dated March 22, 2000, the Partnership completed a private placement of $200 million of Floating Rate Notes and $200 million of 8.0% Notes (the "Original Notes") to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. At the closing of the offering, the Partnership entered into a registration rights agreement with the initial purchasers pursuant to which the Partnership agreed, for the benefit of the holders of the notes, at its cost, to make an offer to exchange the Original Notes for new notes that are substantially identical to the terms of the Original Notes of the same series (the "Exchange Notes"), except that the Exchange Notes will be freely transferable and issued free of any covenants regarding exchange and registration rights. The exchange offer expired on May 31, 2000 and all of the Original Notes were exchanged for the Exchange Notes in connection with the exchange offer.

      No borrowings were outstanding under the five-year or 364-day credit facilities at June 30, 2000.

      At June 30, 2000, the outstanding balance under SFPP's bank facility was $174.0 million and the interest rate on the credit facility debt was 6.92%.

      At June 30, 2000, the outstanding balance under Trailblazer's revolving credit agreement was $10 million. The agreement provides for an interest rate of LIBOR plus 0.875%. At June 30, 2000, the interest rate on the credit facility debt was 7.48625%.

      For the quarter ended June 30, 2000, the weighted-average interest rate on OLP-B's tax-exempt bonds issued by the Jackson-Union Counties Regional Port District was 4.60% per annum.

      At June 30, 2000, the Partnership had $259.4 million of commercial paper outstanding.


6. Partners' Capital

      At December 31, 1998, the Partnership had 48,821,690 units outstanding. On January 21, 1999, and January 29, 1999, the Partnership repurchased and immediately cancelled 4,000 and 2,000 units, respectively. At June 30, 1999, the Partnership had 48,815,690 units outstanding.

      At December 31, 1999, the Partnership had 59,137,137 units outstanding. On February 2, 2000, the Partnership issued 574,172 units for the acquisition of Milwaukee Bulk Terminals, Inc. and Dakota Bulk Terminal, Inc. Additionally, 400 units were issued on each of February 7, 2000 and February 23, 2000, in accordance with unit option exercises. On April 4, 2000, the Partnership issued 4,500,000 units in a public offering at an issuance price of $39.75 per unit, less commissions and underwriting expenses. The Partnership used the proceeds from the unit issuance to acquire the remaining ownership interest in Kinder Morgan CO2 Company, L.P. At June 30, 2000, the Partnership had 64,212,109 units outstanding.

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

      Incentive distributions allocated to the general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. The Partnership's cash distribution of $0.775 per unit paid on May 15, 2000 for the first quarter of 2000 required an incentive distribution to the general partner of $21,880,451. The Partnership's cash distribution of $0.70 per unit paid on May 14, 1999 for the first quarter of 1999 required an incentive distribution to the general partner of $13,083,847. The increased incentive distribution paid for the first quarter of 2000 over the distribution paid for the first quarter of 1999 reflects the increase in amount distributed per unit as well as the issuance of additional units.

      The Partnership's declared distribution for the second quarter of 2000 of $0.85 per unit will result in an incentive distribution to the general partner of $26,550,589. This compares to the Partnership's cash distribution of $0.70 per unit and incentive distribution to the general partner of $13,083,847 for the second quarter of 1999. The increased incentive distribution paid for the second quarter of 2000 over the distribution paid for the second quarter of 1999 reflects the increase in amount distributed per unit as well as the issuance of additional units.


7. Reportable Segments

      The Partnership competes in four reportable business segments: Product Pipelines, Natural Gas Pipelines, CO2 Pipelines and Bulk Terminals. The Partnership evaluates performance based on each segments' earnings, which excludes general and administrative expenses, third-party debt costs, interest income and expense and minority interest. The Partnership's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment involves different products and marketing strategies.

      Financial information by segment follows (in thousands):


                              Three Months Ended June 30,         Six Months Ended June 30,
                                 2000         1999                   2000         1999
                              -----------  -------------          ---------- ---------------

Revenues
   Products Pipelines       $  94,918         $  73,332             $ 181,322   $   144,686
   Natural Gas Pipelines       40,340                -                 80,114             -
   CO2 Pipelines               24,619                -                 24,619             -
   Bulk Terminals              33,881            29,601                65,061        58,296
                              --------        ----------            ----------  -------------
   Total Segments           $ 193,758         $ 102,933             $ 351,116   $   202,982
                            ==========        ==========            ==========  =============



                              Three Months Ended June 30,          Six Months Ended June 30,
                                2000         1999                     2000         1999
                              --------------------------            -------------------------
Operating expenses
   Products Pipelines       $  34,480         $  14,994             $   64,421    $   26,990
   Natural Gas Pipelines       11,439                -                  18,063             -
   CO2 Pipelines                5,797                -                   5,797             -
   Bulk Terminals              20,306            15,993                 38,773        32,916
                            ----------        ----------              ---------   -----------
   Total Segments           $  72,022         $  30,987             $  127,054    $   59,906
                            ==========        ==========              =========   ===========

Operating income
   Products Pipelines       $  46,822         $  45,648             $   89,505    $   92,005
   Natural Gas Pipelines       22,778               (19)                48,150           (38)
   CO2 Pipelines               15,551                (1)                15,516            (2)
   Bulk Terminals              10,205            10,656                 19,569        19,782
                            ----------        ----------              ---------   -----------
   Total Segments           $  95,356         $  56,284             $  172,740    $  111,747
                            ==========        ==========              =========   ===========

Earnings from equity investments, net of amortization of excess costs
   Products Pipelines       $   7,168         $   4,758             $   12,976    $    7,821
   Natural Gas Pipelines        3,716               581                  7,430         1,180
   CO2 Pipelines                4,304             3,622                  7,926         7,244
   Bulk Terminals                   -                 4                     -             17
                              --------        ----------            -----------   -----------
   Total Segments           $  15,188         $   8,965             $   28,332    $   16,262
                              ========        ==========            ===========   ===========

Segment earnings
   Products Pipelines       $  53,598         $  50,564             $  107,010    $   98,872
   Natural Gas Pipelines       26,499               525                 55,633         1,067
   CO2 Pipelines               20,601             3,608                 24,188         7,229
   Bulk Terminals              10,380            10,348                 19,925        19,187
                            ----------        ----------            ----------    -----------
   Total Segments (1)       $ 111,078         $  65,045             $  206,756    $  126,355
                            ==========        ==========            ==========    ===========

                                           June 30,       Dec. 31,
        Business Segment Assets             2000           1999
                                        -------------   ------------
           Products Pipelines          $   2,028,321    $ 2,015,995
           Natural Gas Pipelines             947,094        879,076
           CO2 Pipelines                     361,948         86,684
           Bulk Terminals                    225,199        203,601
                                        -------------   ------------
           Total Segments (2)          $   3,562,562    $ 3,185,356
                                       =============    ============

(1)  The following reconciles segment earnings to net income.

                              Three Months Ended June 30,        Six Months Ended June 30,
                                 2000          1999                   2000         1999
                              --------------------------         ------------   -------------

Segment earnings              $  111,078    $  65,045             $   206,756   $   126,355
Interest and corporate
   administrative expenses       (39,268)     (21,932)                (75,387)      (42,173)
   (a)
                              -----------   ----------            ------------  -------------
Net Income                    $   71,810    $  43,113             $   131,369   $    84,182
                              ===========   ==========            ============  =============

(a) Includes interest expense, general and administrative expenses, minority interest and other insignificant items.

(2)  The following reconciles segment assets to consolidated assets.


                               June 30,             Dec. 31,
                                 2000                 1999
                            -------------         -------------
Segment assets              $  3,562,562          $  3,185,356
Corporate assets (b)              49,032                43,382
                            -------------         -------------
Total assets                $  3,611,594          $  3,228,738
                            =============         =============

(b)  Includes cash, cash equivalents and certain unallocable deferred charges.

     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

Second Quarter 2000 Compared With Second Quarter 1999

      The Partnership reported record quarterly revenues and earnings for the second quarter of 2000. The Partnership's total earnings increased 67% (to $71.8 million or $0.70 per unit) and its total revenues increased 88% (to $193.8 million) in the three months ended June 30, 2000 compared to the same period in 1999. The Partnership reported earnings of $43.1 million ($0.61 per unit) on revenues of $102.9 million for the second quarter of 1999. The increases in earnings and revenues primarily resulted from the inclusion of the Natural Gas Pipelines, which were acquired from Kinder Morgan, Inc. on December 31, 1999, and the acquisition of the remaining 80% ownership interest in Kinder Morgan CO2 Company, L.P. (formerly Shell CO2 Company), effective April 1, 2000. Prior to that date, the Partnership owned a 20% equity interest in Kinder Morgan CO2 Company L.P. and reported its results under the equity method of accounting. The results of Kinder Morgan CO2 Company, L.P. now comprise the Partnership's CO2 Pipelines business segment. Revenues and earnings from each of the Partnership's other two business segments also increased in the second quarter of 2000 compared with the second quarter of last year. The acquisition of the Product Pipelines' transmix operations in September 1999 and certain bulk terminal businesses in January 2000 were the main contributors to the increase in period-to-period revenues for those two business segments. Operating expenses, excluding depreciation, amortization, and taxes, other than income taxes, totaled $72.0 million in the second quarter of 2000 versus $31.0 million in the second quarter of 1999. The increase in operating expenses was mainly due to the acquisition of the transmix operations, the Natural Gas Pipelines and the remaining interest in Kinder Morgan CO2 Company, L.P. Total Partnership operating income for the second quarter of 2000 increased 69% (to $80.0 million) compared to the $47.3 million in operating income for the second quarter of 1999. Second quarter earnings from equity investments, net of amortization of excess costs, were $15.2 million in 2000 and $9.0 million in 1999. The 69% increase ($6.2 million) in net equity earnings was mainly due to higher equity income as a result of equity investments made since the second quarter of 1999. The overall increase in net equity earnings was partially offset by the absence of second quarter 2000 equity earnings from the Partnership's original 20% interest in Kinder Morgan CO2 Company L.P. due to the fact that the interest is no longer accounted for as an equity investment.

Product Pipelines

      The Product Pipelines' segment reported earnings of $53.6 million on revenues of $94.9 million in the second quarter of 2000. These amounts compare to earnings of $50.6 million on revenues of $73.3 million in the second quarter of 1999. The $3.0 million increase in period-to-period segment earnings was the result of higher earnings from the Partnership's Pacific pipelines and from the Partnership's equity investment in Plantation Pipe Line Company. The $21.6 million increase in segment revenues resulted primarily from the inclusion of the transmix operations acquired from Primary Corporation in September 1999 and a 5% increase in revenues generated by the Pacific pipelines. The Pacific pipelines' revenue growth resulted from a 5% increase in mainline delivery volumes, partially offset by slightly lower average tariff rates. Operating expenses for the second quarter of 2000 and the second quarter of 1999 were $34.5 million and $15.0 million, respectively. The transmix acquisition was the primary factor for the $19.5 million increase in combined segment operating expenses. Segment operating income totaled $46.8 million in the second quarter of 2000 versus $45.6 million in the second quarter of 1999. The segment's earnings from equity investments, net of amortization of excess costs, increased to $7.2 million in the second quarter of 2000 versus $4.8 million in the same period last year. The $2.4 million increase in net equity earnings was the result of higher income from the segment's investment in Plantation Pipe Line Company, reflecting the Partnership's acquisition of an additional 27% interest in June 1999.

Natural Gas Pipelines

      The Partnership's Natural Gas Pipelines, acquired on December 31, 1999, reported earnings of $26.5 million on revenues of $40.3 million during the second quarter of 2000. Segment operating expenses totaled $11.4 million in the second quarter of 2000 and segment operating income was $22.8 million. For the quarter ended June 30, 2000, the segment reported $3.7 million in earnings from equity investments, net of amortization of excess costs. This compares to $0.6 million in net equity earnings in the second quarter of 1999. The overall increase of $3.1 million represents the $3.7 million earned in 2000 from the Partnership's 49% interest in the Red Cedar Gathering Company, partially offset by the $0.6 million earned in 1999 from the Partnership's investment in the Mont Belvieu fractionation facility, which was sold in the third quarter of 1999.

CO2 Pipelines

      The Partnership's CO2 Pipelines reported earnings of $20.6 million in the second quarter of 2000 compared with earnings of $3.6 million in the same period last year. The segment's $3.6 million in net earnings in the second quarter of 1999 represented equity earnings from the Partnership's original 20% interest in Kinder Morgan CO2 Company, L.P. For the second quarter of 2000, the segment reported operating revenues of $24.6 million, operating expenses of $5.8 million and operating income of $15.6 million. The segment's equity earnings, net of amortization of excess costs increased to $4.3 million in the second quarter of 2000. The amount represents earnings from the Partnership's 50% interest in Cortez Pipeline Company.

Bulk Terminals

      The Bulk Terminals segment reported a $4.3 million (14%) increase in operating revenues for the second quarter of 2000 when compared with the second quarter of 1999. Period-to-period segment earnings remained relatively flat, primarily the result of a $4.3 million increase in segment operating expenses. The increase in revenues and expenses were mainly attributable to terminal acquisitions made by the Partnership since the second quarter of 1999. Higher average coal and bulk product transfer rates were partially offset by a slight (1%) decrease in total volumes transferred. The segment reported earnings of $10.4 million on revenues of $33.9 million in the second quarter of 2000. In the same 1999 period, the segment earned $10.3 million on revenues of $29.6 million. Combined operating expenses were $20.3 million in the second quarter of 2000 versus $16.0 million in the second quarter of 1999. Operating income for the segment was $10.2 million in the second quarter of 2000 versus $10.7 million in the same quarter last year.

Operating statistics for the second quarter of 2000 and 1999 are as follows:

                                                Three Months Ended June 30,
                                                      2000        1999
                                                      ----------------
Product Pipelines
  Pacific - Mainline Delivery Volumes (MMBbls)        99.8        94.8
            Other Delivery Volumes (MMBbls)            3.7         2.0
  Plantation - Delivery Volumes (MMBbls)              57.9        57.1
  North System/Cypress - Delivery Volumes (MMBbls)    11.2        11.8

Natural Gas Pipelines
  Transport Volumes (Bcf) *                          112.8       108.1

CO2 Pipelines
  Delivery Volumes (Bcf) **                           77.2        70.4

Bulk Terminals
  Transport Tonnage (MM Tons)                         10.2        10.2
--------------------------------------------------------------------------

* KMIGT and Trailblazer assets acquired 12/31/99. 1999 volumes shown for comparative purposes only.

** Additional 80% CO2 interest acquired, effective April 1, 2000. 1999 volumes shown for comparative purposes only.


      Items not attributable to any segment include general and administrative expenses, interest income and expense and minority interest. General and administrative expenses were $15.4 million in the second quarter of 2000 compared with $8.9 million in the same period last year. The increase was principally associated with assets acquired from Kinder Morgan, Inc. on December 31, 1999. Interest expense, net of interest income, was $21.8 million in the second quarter of 2000 compared with $12.1 million in the same year-earlier period. The increase was due to higher average debt balances and higher average borrowing rates. Minority interest was $2.1 million for the second quarter of 2000 versus $0.8 million in the second quarter of the prior year. The increase reflects the 33 1/3% minority interest in Trailblazer Pipeline Company as well as overall higher Partnership net income.

      The Partnership reported an increase in income tax expense of $1.2 million in the second quarter of 2000 compared to last year's second quarter. The increase represents the Partnership's higher share of income tax expense from its investment in Plantation Pipe Line Company.

Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

Net earnings for the six months ended June 30, 2000 were $131.4 million ($1.33 per unit) compared with net earnings of $84.2 million ($1.18 per unit) in the first six months of 1999. The Partnership reported total revenues of $351.1 million for the first half of 2000 versus $203.0 million for the first half of last year. The 56% increase in earnings and the 73% increase in revenues were distributed across all four of the Partnership's business segments, reflecting key acquisitions made since the second quarter of 1999 and continued strong demand for the Partnership's transportation services. Operating expenses for the six-month periods ended June 30, 2000 and June 30, 1999 were $127.1 million and $59.9 million, respectively. Operating income was $143.0 million for the six months ended June 30, 2000. The year-to-date June 30, 2000 operating income increased 51% from the $95.0 million reported as operating income in the same period last year. Equity earnings from investments, less amortization of excess costs, were $28.3 million in the first six months of 2000 versus $16.3 million in the first six months of 1999. The increase of $12.0 million was primarily due to the Partnership's acquisition of a 49% equity interest in Red Cedar Gathering Company in December 1999 and an additional 27% equity interest in Plantation Pipe Line Company in June 1999, partially offset by the reduction in equity earnings from the Partnership's 20% interest in Kinder Morgan CO2 Company, L.P. as a result of the

Partnership's acquisition of the remaining 80% of Kinder Morgan CO2 Company, L.P. on April 1, 2000.

Product Pipelines

      The Product Pipelines' segment reported earnings of $107.0 million on revenues of $181.3 million for the first six months of 2000. These amounts compare with earnings of $98.9 million on revenues of $144.7 million for the same period of 1999. The $36.6 million increase in segment revenues resulted primarily from the inclusion of the transmix operations acquired in September 1999. In addition, the Pacific pipelines reported a 3% increase in revenues as a result of a 4% increase in mainline delivery volumes, partially offset by slightly lower (2%) average tariff rates. The decrease in average tariff rates was mainly due to the reduction in transportation rates, effective April 1, 1999, on the segment's East Line. The Product Pipelines' North System reported a 10% increase in revenues as a result of a 9% increase in throughput volumes. Segment operating expenses totaled $64.4 million and $27.0 million for the six month periods ended June 30, 2000 and June 30, 1999, respectively. The increase in operating expenses were due to the inclusion of the transmix operations and to higher expenses on the Pacific pipelines due to the higher volumes delivered. Net operating income was $89.5 million in the first half of 2000, and $92.0 million in the comparable period in 1999. The segment's earnings from equity investments, net of amortization of excess costs, increased to $13.0 million in the six-month period of 2000 versus $7.8 million in the same period last year. The $5.2 million increase in net equity earnings was mainly the result of higher income from the segment's investment in Plantation Pipe Line Company. The increase was the result of the Partnership having a 51% ownership interest in Plantation Pipe Line Company for the entire six-month period ended June 30, 2000.

Natural Gas Pipelines

      The Natural Gas Pipelines reported segment earnings of $55.6 million on revenues of $80.1 million for the first six months of 2000. The operations of the Natural Gas Pipelines, excluding the Partnership's former equity investment in the Mont Belvieu fractionation facility and a 33 1/3% interest in Trailblazer Pipeline Company, were acquired on December 31, 1999. The Partnership sold its partnership interest in the Mont Belvieu fractionation facility in the third quarter of 1999 and acquired its initial one-third interest in Trailblazer on November 30, 1999. Combined operating expenses were $18.1 million and segment operating income totaled $48.2 million for the first half of 2000. Equity earnings, net of amortization of excess costs, were $7.4 million in the first six months of 2000 and $1.2 million in the same period last year. The $6.2 million year-to-year increase represents the difference between the 2000 earnings from the Partnership's 49% interest in the Red Cedar Gathering Company and the 1999 earnings from the former equity interest in the Mont Belvieu fractionation facility.

CO2 Pipelines

      The CO2 Pipelines activities consist of Kinder Morgan CO2 Company, L.P. Prior to April 1, 2000, the Partnership owned a 20% equity interest in Kinder Morgan CO2 Company, L.P. and reported its results under the equity method of accounting. The CO2 Pipelines reported segment earnings of $24.2 million on revenues of $24.6 million for the first six months of 2000. The segment reported operating expenses of $5.8 million and operating income of $15.5 million for the six-month period ended June 30, 2000. Equity earnings, net of amortization of excess costs, were $7.9 million in the first six months of 2000 and $7.2 million in the first six months of last year. The $0.7 million increase in 2000 represents the difference between (1) the Partnership's earnings from its 20% interest in Kinder Morgan CO2 Company, L.P. from January 1, 2000 through April 1, 2000 and its 50% interest in Cortez Pipeline from April 1, 2000 and (2) the Partnership's earnings from its 20% interest in Kinder Morgan CO2 Company, L.P. for the first six months of 1999.

Bulk Terminals

      For the comparative six-month periods, the Bulk Terminals segment reported a 4% increase in segment earnings and a 12% increase in total revenues. The segment earned $19.9 million on revenues of $65.1 million during the first half of 2000. These amounts compare to earnings of $19.2 million on revenues of $58.3 million during the comparable period last year. The $6.8 million increase in revenues resulted from a 7% increase in coal and bulk tonnage volumes transferred, as well as a 2% increase in average transfer rates. The increase in transferred volumes created a $5.9 million increase in segment operating expenses and kept operating income relatively flat. Segment operating expenses totaled $38.8 million for the six months ended June 30, 2000 and $32.9 million for the same period last year. Operating income for the six months ended June 30, 2000 was $19.6 million versus $19.8 million for the six months ended June 30, 1999.


Operating statistics for the first six months of 2000 and 1999 are as follows:

                                                 Six Months Ended June 30,
                                                      2000        1999
                                                 -------------------------
Product Pipelines
  Pacific - Mainline Delivery Volumes (MMBbls)       188.5       181.1
            Other Delivery Volumes (MMBbls)            6.8         5.0
  Plantation - Delivery Volumes (MMBbls)             109.0       109.5
  North System/Cypress - Delivery Volumes (MMBbls)    24.8        23.7

Natural Gas Pipelines
  Transport Volumes (Bcf) *                          220.6       213.1

CO2 Pipelines
  Delivery Volumes (Bcf) **                          160.3       147.3

Bulk Terminals
        Transport   Tonnage  (MM  Tons)               21.2        19.8
--------------------------------------------------------------------------

* KMIGT and Trailblazer assets acquired 12/31/99. 1999 volumes shown for comparative purposes only.

** Additional 80% CO2 interest acquired, effective April 1, 2000. Year-to-date 2000 and 1999 volumes shown for comparative purposes only.


      Items not attributable to any segment include general and administrative expenses, interest income and expense and minority interest. General and administrative expenses were $29.7 million in the six-month period ended June 30, 2000 and $16.8 million in the six-month period ended June 30, 1999. The increase in general and administrative expenses over last year reflects the Partnership's larger and more diverse operations. Interest expense, net of interest income, was $41.9 million in the first six months of 2000 compared with $24.0 million in the same year-earlier period. The increase was due to higher average debt balances and higher average borrowing rates. Minority interest, which includes all subsidiary partners other than the Partnership, amounted to $3.8 million and $1.4 million for the six months ended June 30, 2000 and June 30, 1999, respectively. The increase reflects the 33 1/3% minority interest in Trailblazer Pipeline Company and higher overall Partnership net income.

      The Partnership reported an increase in income tax expense of $2.5 million in the first six months of 2000 compared to the first six months of last year. The increase was principally due to the Partnership's higher share of income tax expense from its investment in Plantation Pipe Line Company.

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

Operating Activities

      Net cash provided by operating activities was $104.6 million for the six months ended June 30, 2000, versus $93.7 million in the comparable period of 1999. The period-to-period increase of $10.9 million in cash flow from operations was primarily the result of higher net earnings and higher non-cash depreciation and amortization charges. Higher net earnings in the first six months of 2000 produced an additional $47.2 million in operating funds compared to the same period last year, and higher depreciation and amortization charges produced an incremental $15.8 million. The higher earnings and non-cash depreciation charges in the first half of 2000 compared to the prior year were chiefly due to business acquisitions made since June 1999. The overall increase in cash provided by operating activities was partially offset by a $47.7 million payment of accrued rate refund liabilities, a $12.1 million increase in undistributed earnings from equity investments, including amortization of excess costs, and a $10.8 million decrease in cash inflows relative to net changes in working capital items. The payment of the rate refunds was made under settlement agreements between shippers and the Partnership's Natural Gas Pipelines. The increase in undistributed earnings from equity investments resulted primarily from income generated from the Partnership's December 1999 investment in Red Cedar Gathering Company and its June 1999 investment in Plantation Pipe Line Company. The absence of earnings from January 1, 2000 through June 30, 2000, from the Partnership's investment in the Mont Belvieu fractionation facility, and from April 1, 2000 through June 30, 2000, from its investment in Kinder Morgan CO2 Company, L.P., offset higher overall earnings from equity investments. The Partnership sold its interest in the fractionation facility in the third quarter of 1999, and as a result of acquiring the remaining 80% interest in Kinder Morgan CO2 Company, L.P. on April 1, 2000, the Partnership no longer accounts for its investment in Kinder Morgan CO2 Company, L.P. on an equity basis.

Investing Activities

      Net cash used in investing activities was $616.2 million for the six-month period ended June 30, 2000, compared to $168.1 million in the comparable 1999 period. The $448.1 million increase in funds utilized in investing activities was primarily attributable to $572.5 million of asset acquisitions made in the first half of 2000. The acquisition outlays consisted of a $330.0 million payment to Kinder Morgan, Inc. for the Natural Gas Pipelines, a net payment of $188.9 million for the remaining 80% interest in Kinder Morgan CO2 Company, L.P., a $53.4 million payment for the Partnership's interests in the Canyon Reef Carriers CO2 pipeline and SACROC Unit, and a net payment of $0.2 million for Bulk Terminal acquisitions. The overall increase in funds used in investing activities was offset by the Partnership's $124.2 million investment in Plantation Pipe Line Company in June 1999. Cash used for capital expenditures increased $8.2 million (to $52.6 million) in the first six months of 2000 versus the same period last year. The increase primarily reflects higher investments made in the Partnership's Product Pipelines and Bulk

Terminals business segments. All funds classified as additions to property, plant and equipment include both expansion and sustaining capital expenditures.

Financing Activities

      Net Cash provided by financing activities amounted to $504.6 million for the six months ended June 30, 2000. This increase of $439.2 million from the comparable 1999 period was mainly the result of an additional $294.5 million received from overall debt financing activities and $171.3 million in proceeds received from the April 2000 public offering of Partnership units. The Partnership completed a private placement of $400 million in debt securities during the first quarter of 2000, resulting in a cash inflow of $397.9 million net of discounts and issuing costs. The general increase in funds provided by financing activities was partially offset by a $35.3 million increase in distributions to partners in the 2000 period.

      Distributions to all partners increased to $126.7 million in the six-month period ended June 30, 2000, compared to $91.4 million in the corresponding 1999 period. The increase in distributions was due to an increase in the per unit distributions paid, the number of units outstanding and the general partner incentive distributions, which resulted from increased distributions to unitholders. The Partnership paid distributions of $1.50 per unit in the first six months of 2000 compared with distributions of $1.35 per unit in the first six months of 1999.

      The 11% increase in paid distributions per unit resulted from favorable operating results in 2000. On July 20, 2000, the Partnership declared a distribution of $0.85 per unit for the second quarter of 2000. The Partnership believes that future operating results will continue to support similar levels of quarterly cash distributions, however, no assurance can be given that future distributions will continue at such levels.

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

      Available Cash for each quarter is distributed, first, 98% to the limited partners and 2% to the general partner until the limited partners have received a total of $0.3025 per unit for such quarter, second, 85% to the limited partners and 15% to the general partner until the limited partners have received a total of $0.3575 per unit for such quarter, third, 75% to the limited partners and 25% to the general partner until the limited partners have received a total of $0.4675 per unit for such quarter, and fourth, thereafter 50% to the limited partners and 50% to the general partner. Incentive distributions are generally defined as all cash distributions paid to the general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner's incentive distribution declared by the Partnership for the second quarter of 2000 was $26.6 million, while the incentive distribution paid during the first six months of 2000 and 1999 were $36.3 million and $23.8 million, respectively.

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


ITEM 2.  Changes in Securities and Use of Proceeds

      During the quarter ended June 30, 2000, the Partnership did not issue any securities that were not registered under the Securities Act of 1933, as amended.


ITEM 3.  Defaults Upon Senior Securities

      None.


ITEM 4.  Submission of Matters to a Vote of Security Holders

      None.


ITEM 5.  Other Information

      None.


ITEM 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

4.1 -Certain instruments with respect to long-term debt of the Partnership and its consolidated subsidiaries which relate to debt that does not exceed 10% of the total assets of the Partnership and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. ss.229.601. The Partnership hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.

*27.1 - Financial Data Schedule for Kinder Morgan Energy Partners, L.P.

      ---------------------

*     Filed herewith.


(b)   Reports on Form 8-K.

Current report dated March 28, 2000, on Form 8-K was filed April 3, 2000, pursuant to Items 5 and 7 of that form. Pursuant to Item 5 of that form, the Registrant disclosed the issuance of 4,500,000 common units representing limited partner interests in an underwritten public offering. The Registrant received net proceeds of approximately $171 million from this offering, after paying underwriting discounts and commissions and offering expenses. The underwriting agreement under which the units were sold was attached as an exhibit pursuant to
Item 7 of that form.

Current report dated June 27, 2000, on Form 8-K was filed June 28, 2000. The Balance Sheet of Kinder Morgan G.P., Inc., as of March 31, 2000 was disclosed pursuant to Item 7 of that form.

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


                                    KINDER MORGAN ENERGY PARTNERS, L.P.
                                    (A Delaware Limited Partnership)
                                    By: KINDER MORGAN G.P., Inc.
                                    as General Partner

                                    By: /s/ C. Park Shaper
                                        ------------------------------
                                        C. Park Shaper
                                        Vice President, Treasurer
                                        and Chief Financial Officer


Date: August 7, 2000