Form 10-Q
period 2000-11-08
KINDER MORGAN ENERGY PARTNERS L P
filed 2000-11-13
CIK 888228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q




       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000


                         Commission File Number 1-11234

                       KINDER MORGAN ENERGY PARTNERS, L.P.

            (Exact name of registrant as specified in its charter)



              Delaware                                   76-0380342
--------------------------------             -----------------------------------
 (State or other jurisdiction of              (I.R.S. Employer Identification
  incorporation or organization)                          Number)


           500 Dallas St.
             Suite 1000
        Houston, Texas                                     77002
-------------------------------             ------------------------------------
(Address of principal executive                           (Zip Code)
             Offices)


                                 (713) 369-9000
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)




    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]


     The Registrant had 64,215,909 units outstanding at November 8, 2000.

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION


   ITEM 1. - Financial Statements (Unaudited)

             Consolidated Statements of Income - Three
             and Nine Months Ended September 30, 2000 and 1999               3

             Consolidated Balance Sheets - September 30, 2000 and
             December 31, 1999                                               4

             Consolidated Statements of Cash Flows - Nine Months
             Ended September 30, 2000 and 1999                               5

             Notes to Consolidated Financial Statements                      6


   ITEM 2. - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  17


   ITEM 3. - Quantitative and Qualitative Disclosures about
             Market Risk                                                    24



PART II. OTHER INFORMATION


   ITEM 1. - Legal Proceedings                                              25


   ITEM 2. - Changes in Securities and Use of Proceeds                      25


   ITEM 3. - Defaults Upon Senior Securities                                25


   ITEM 4. - Submission of Matters to a Vote of Security Holders25


   ITEM 5. - Other Information                                              25


   ITEM 6. - Exhibits and Reports on Form 8-K                               25


                                                 PART I. FINANCIAL INFORMATION
                                            Item 1. Financial Statements (Unaudited)

                                      KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME
                                             (In Thousands Except Per Unit Amounts)
                                                          (Unaudited)

                                                                       Three Months Ended                 Nine Months Ended
                                                                         September 30,                      September 30,
                                                                      2000           1999                2000           1999
                                                                  -------------  -------------       -------------  -------------

Revenues                                                        $      202,575 $      104,388      $      553,691 $      307,370

Costs and Expenses
  Operations and maintenance                                            80,914         31,907             207,968         91,813
  Depreciation and amortization                                         20,951         11,617              59,700         34,523
  General and administrative                                            15,052          7,940              44,755         24,700
  Taxes, other than income taxes                                         5,832          4,093              18,405         12,518
                                                                  -------------  -------------       -------------  -------------
                                                                       122,749         55,557             330,828        163,554
                                                                  -------------  -------------       -------------  -------------

Operating Income                                                        79,826         48,831             222,863        143,816

Other Income (Expense)
  Earnings from equity investments                                      20,568         13,400              52,747         31,101
  Amortization of excess cost of equity investments                     (2,174)        (1,396)             (6,021)        (2,835)
  Interest, net                                                        (24,115)       (14,197)            (66,030)       (38,180)
  Other, net                                                             2,060          2,524              13,803          4,411
  Gain on sale of equity interest, net of special charges                    -         10,063                   -         10,063
Minority Interest                                                       (2,216)          (868)             (5,985)        (2,294)
                                                                  -------------  -------------       -------------  -------------

Income Before Income Taxes and Extraordinary Charge                     73,949         58,357             211,377        146,082

Income Taxes                                                            (4,089)        (3,209)            (10,148)        (6,752)

Income Before Extraordinary Charge                                      69,860         55,148             201,229        139,330

Extraordinary Charge on Early Extinguishment of Debt                         -         (2,595)                  -         (2,595)

                                                                  -------------  -------------       -------------  -------------
Net Income                                                      $       69,860 $       52,553      $      201,229 $      136,735
                                                                  =============  =============       =============  =============


Calculation of Limited Partners' Interest in Net Income:
Income Before Extraordinary Charge                              $       69,860 $       55,148      $      201,229 $      139,330
Less: General Partner's interest in Net Income                         (26,985)       (14,797)            (76,245)       (41,545)
                                                                  -------------  -------------       -------------  -------------
Limited Partners' Net Income before Extraordinary Charge                42,875         40,351             124,984         97,785
Less: Extraordinary Charge on Early Extinguishment of Debt                   -         (2,595)                  -         (2,595)
                                                                  -------------  -------------       -------------  -------------
Limited Partners' Net Income                                    $       42,875 $       37,756      $      124,984 $       95,190
                                                                  =============  =============       =============  =============

Net Income per Unit before Extraordinary Charge                 $         0.67 $         0.82      $         2.00 $         2.00
                                                                  =============  =============       =============  =============

Extraordinary Charge per Unit                                   $            - $        (0.05)     $            - $        (0.05)
                                                                  =============  =============       =============  =============

Basic and Diluted Net Income per Unit                           $         0.67 $         0.77      $         2.00 $         1.95
                                                                  =============  =============       =============  =============

Number of Units used in Computation                                     64,213         48,927              62,602         48,854
                                                                  =============  =============       =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

               KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)
                                                September 30,    December 31,
                                                    2000             1999
                                               ---------------  ---------------
ASSETS
Current Assets
   Cash and cash equivalents                  $        37,556  $        40,052
   Accounts and notes receivable
     Trade                                            116,535           71,738
     Related parties                                   15,819               45
   Inventories
     Products                                           7,207            8,380
     Materials and supplies                             4,720            4,703
   Gas imbalances                                      19,774            7,014
   Other current assets                                 1,977                -
                                               ---------------  ---------------
                                                      203,588          131,932
                                               ---------------  ---------------

Property, Plant and Equipment, at cost              3,082,875        2,696,122
   Less accumulated depreciation                      174,895          117,809
                                               ---------------  ---------------
                                                    2,907,980        2,578,313
                                               ---------------  ---------------

Equity Investments                                    342,145          418,651
                                               ---------------  ---------------

Notes receivable                                        9,460           10,041
Intangibles                                           111,724           56,630
Deferred charges and other assets                      32,458           33,171
                                               ---------------  ---------------
TOTAL ASSETS                                  $     3,607,355  $     3,228,738
                                               ===============  ===============

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts payable
     Trade                                    $        46,898  $        15,692
     Related parties                                      245            3,569
   Current portion of long-term debt                        -          209,200
   Accrued rate refunds                                 5,666           36,607
   Accrued interest                                    11,676           10,014
   Accrued right-of-way liabilities                     8,163            7,039
   Accrued taxes                                       11,409            8,870
   Gas imbalances                                      15,432            6,189
   Accrued other liabilities                           28,067           21,981
                                               ---------------  ---------------
                                                      127,556          319,161
                                               ---------------  ---------------

Long-Term Liabilities and Deferred Credits
   Long-term debt                                   1,354,910          989,101
   Other                                              105,474           97,379
                                               ---------------  ---------------
                                                    1,460,384        1,086,480
                                               ---------------  ---------------
Commitments and Contingencies

Minority Interest                                      53,195           48,299
                                               ---------------  ---------------
Partners' Capital
   Common Units                                     1,938,583        1,759,142
   General Partner                                     27,637           15,656
                                               ---------------  ---------------
                                                    1,966,220        1,774,798
                                               ---------------  ---------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL       $     3,607,355  $     3,228,738
                                               ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.


              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)
                                                                     Nine Months Ended September 30,
                                                                         2000             1999

                                                                    ---------------  ---------------
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by
operating activities
    Net income                                                    $        201,229  $       136,735
    Extraordinary charge on early extinguishment of debt                         -            2,595
    Depreciation and amortization                                           59,700           34,523
    Amortization of excess cost of equity investments                        6,021            2,835
    Earnings from equity investments                                       (52,747)         (31,101)
    Distributions from equity investments                                   36,055           25,082
    Gain on sale of equity interest, net of special charges                      -          (10,063)
    Changes in components of working capital                               (10,715)          (6,370)
    Rate refunds settlement                                                (47,901)               -
    Other, net                                                               1,185           (9,428)
                                                                    ---------------  ---------------
Net Cash Provided by Operating Activities                                  192,827          144,808
                                                                    ---------------  ---------------

Cash Flows From Investing Activities
    Acquisitions of assets                                                (573,394)         (13,984)
    Additions to property, plant and equipment for
        expansion and maintenance projects                                 (81,857)         (61,696)
    Sale of investments, property, plant and equipment,
        net of removal costs                                                 8,211           42,870
    Changes in gas stored underground                                          433                -
    Acquisitions of equity investments                                           -         (124,163)
    Contributions to equity investments                                       (412)            (800)
                                                                    ---------------  ---------------
Net Cash Used in Investing Activities                                     (647,019)        (157,773)
                                                                    ---------------  ---------------

Cash Flows From Financing Activities
    Issuance of debt                                                     1,430,286          424,734
    Payment of debt                                                       (946,307)        (270,444)
    Debt issue costs                                                        (1,689)          (3,611)
    Proceeds from issuance of common units                                 171,410                -
    Contributions from General Partner's Minority Interest                   7,434              156
    Distributions to partners
      Common Units                                                        (140,107)        (100,073)
      General Partner                                                      (64,263)         (37,896)
      Minority Interest                                                     (5,795)          (1,660)
    Other, net                                                                 727             (232)
                                                                    ---------------  ---------------
Net Cash Provided by Financing Activities                                  451,696           10,974
                                                                    ---------------  ---------------

Increase in Cash and Cash Equivalents                                       (2,496)          (1,991)
Cash and Cash Equivalents, Beginning of Period                              40,052           31,735
                                                                    ---------------  ---------------
Cash and Cash Equivalents, End of Period                          $         37,556  $        29,744
                                                                    ===============  ===============

Noncash Investing and Financing Activities
 Contribution of net assets to partnership investments            $              -  $            20
 Assets acquired by the issuance of Common Units                  $         23,319  $        15,304
 Assets acquired by the assumption of liabilities                 $         41,342  $             -



       The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  General

      Unless the context requires otherwise, references to "we", "us", "our" or the "Partnership" are intended to mean Kinder Morgan Energy Partners, L.P. We have prepared the accompanying unaudited consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods. You should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

      We computed Net Income per Unit by dividing the Limited Partners' interest in Net Income by the weighted average number of units outstanding during the periods.


2.  Acquisitions and Joint Ventures

      During 1999 and the first nine months of 2000, we completed the following significant acquisitions. The results of operations from these acquisitions are included in the consolidated financial statements from the date of acquisition.

      Plantation Pipe Line Company

      On September 15, 1998, we acquired an approximate 24% interest in Plantation Pipe Line Company for $110 million. On June 16, 1999, we acquired an additional approximate 27% interest in Plantation Pipe Line Company for $124.2 million. Collectively, we now own approximately 51% of Plantation Pipe Line Company, and ExxonMobil Pipeline Company, an affiliate of ExxonMobil Corporation, owns approximately 49%. Plantation Pipe Line Company owns and operates a 3,100-mile pipeline system throughout the southeastern United States. The pipeline is a common carrier of refined petroleum products to various metropolitan areas, including Atlanta, Georgia; Charlotte, North Carolina; and the Washington, D.C. area. We do not control Plantation Pipe Line Company, and therefore, we account for our investment in Plantation under the equity method of accounting. Plantation Pipe Line Company is part of our Product Pipelines business segment.

      Transmix Operations

      On September 10, 1999, we acquired transmix processing plants in Richmond, Virginia and Dorsey Junction, Maryland and other related assets from Primary Corporation. As consideration for the purchase, we paid Primary $18.25 million (before purchase price adjustments) and 510,147 units valued at approximately $14.3 million. The petroleum products refining and marketing activities of the transmix operations are included as part of our Product Pipelines business segment.

      Trailblazer Pipeline Company

      Effective November 30, 1999, we acquired a 33 1/3% interest in Trailblazer Pipeline Company for $37.6 million from Columbia Gulf Transmission Company, an affiliate of Columbia Energy Group. Trailblazer is an Illinois partnership that owns and operates a 436-mile natural gas pipeline system that traverses from Colorado through southeastern Wyoming to Beatrice, Nebraska. Trailblazer has a certificated capacity of 492 million cubic feet per day ("MMcf/d") of natural gas. For the month of December 1999, we accounted for our 33 1/3% interest in Trailblazer under the equity method of accounting. Effective December 31, 1999, following our acquisition of an additional 33 1/3% interest in Trailblazer, which is discussed below, Trailblazer's activities were included as part of our consolidated financial statements. Since December 31, 1999, we have reported Trailblazer's activities as part of our Natural Gas Pipelines business segment.

      Kinder Morgan, Inc. Asset Contributions

      Effective December 31, 1999, we acquired over $700 million of assets from Kinder Morgan, Inc. We paid KMI $330 million and 9.81 million units as consideration for the assets. We acquired Kinder Morgan Interstate Gas Transmission LLC (formerly K N Interstate Gas Transmission Co.), a 33 1/3% interest in Trailblazer and a 49% equity interest in Red Cedar Gathering Company. The acquired interest in Trailblazer, when combined with the interest purchased on November 30, 1999, gave us a 66 2/3% ownership interest. The transaction was accounted for under the purchase method of accounting, and going forward from December 31, 1999, these assets have been included in our Natural Gas Pipelines business segment.

      Bulk Terminals

      Effective January 1, 2000, we acquired all of the shares of the capital stock of Milwaukee Bulk Terminals, Inc. and Dakota Bulk Terminal, Inc. We paid an aggregate consideration of approximately $24.1 million, including 574,172 units and approximately $0.8 million in cash. Our acquisition of the two entities was accounted for under the purchase method of accounting, and going forward from January 1, 2000, their results have been included as part of our Bulk Terminals business segment.

      Kinder Morgan CO2 Company, L.P.

      Effective April 1, 2000, we acquired from affiliates of Shell Exploration & Production Company the 80% of Shell CO2 Company, Ltd. that we did not own for $212.1 million. We renamed the limited partnership Kinder Morgan CO2 Company, L.P., and going forward from April 1, 2000, its results have been reported as part of our CO2 Pipelines business segment.

      CO2 Pipelines Asset Acquisitions

      Effective June 1, 2000, we acquired significant interests in CO2 pipeline assets and oil-producing properties from Devon Energy Production Company L.P. for $55 million, before purchase price adjustments. Included in the acquisition was an approximate 81% equity interest in the Canyon Reef Carriers CO2 Pipeline, an approximate 71% working interest in the SACROC Unit, and minority interests in the Sharon Ridge Unit and the Reinecke Unit. All of the assets and properties are located in the Permian Basin of west Texas. Since June 1, 2000, these assets have been included as part of our CO2 Pipelines business segment.

      Pro Forma Information

      The following summarized unaudited Pro Forma Consolidated Income Statement information for the nine months ended September 30, 2000 and 1999, assumes the above acquisitions had occurred as of January 1, 1999. These unaudited Pro Forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if we had completed the above acquisitions on the dates indicated or the results which will be attained in the future. Amounts presented below are in thousands, except for the per unit amounts:
                                                          Pro Forma
                                                      Nine Months Ended
                Income Statement               Sept. 30, 2000     Sept. 30, 1999
                ----------------               --------------     --------------
                                                          (Unaudited)
           Revenues                              $593,153            $521,460
           Operating Income                      $235,957            $235,576
           Net Income before Extraordinary
                Charge                           $212,854            $214,621
           Net Income                            $212,854            $212,026
           Net Income per Unit before
                Extraordinary Charge                $2.05               $2.08
           Net Income per Unit                      $2.05               $2.04

3.  Gain on Sale of Equity Interest, Net of Special Charges

      During the third quarter of 1999, we completed the sale of our partnership interest in the Mont Belvieu fractionation facility for approximately $41.8 million. We recognized a gain of $14.1 million on the sale. We included the gain as part of our Natural Gas Pipelines business segment. Offsetting the gain amount were charges of approximately $3.6 million relating to the write-off of abandoned project costs, primarily within the Products Pipelines, and a charge of $0.4 million relating to prior years' over-billed storage tank lease fees, also within our Product Pipelines segment.


4.  Litigation and Other Contingencies

      Federal Energy Regulatory Commission Proceedings

      SFPP, L.P. is the partnership that owns our Pacific pipelines. Tariffs charged by SFPP are subject to certain proceedings involving shippers' protests regarding the interstate rates, as well as practices and the jurisdictional nature of certain facilities and services, on our Pacific Operations' pipeline systems. In September 1992, El Paso Refinery, L.P. filed a protest/complaint with the Federal Energy Regulatory Commission:

o  challenging SFPP's East Line rates from El Paso, Texas to Tucson and
   Phoenix, Arizona;
o  challenging SFPP's proration policy; and
o seeking to block the reversal of the direction of flow of SFPP's six-inch pipeline between Phoenix and Tucson.

      At various dates following El Paso Refinery's September 1992 filing, other shippers on SFPP's South System filed separate complaints, and/or motions to intervene in the FERC proceeding, challenging SFPP's rates on its East and West Lines. These shippers include:

o  Chevron U.S.A. Products Company;
o  Navajo Refining Company;
o  ARCO Products Company;
o  Texaco Refining and Marketing Inc.;
o Refinery Holding Company, L.P. (a partnership formed by El Paso Refinery's long-term secured creditors that purchased its refinery in May 1993);
o  Mobil Oil Corporation; and
o  Tosco Corporation.

      Certain of these parties also claimed that a gathering enhancement charge at SFPP's Watson origin pump station in Carson, California was charged in violation of the Interstate Commerce Act. In subsequent procedural rulings, the FERC consolidated these challenges (Docket Nos. OR92-8-000, et al.) and ruled that they must proceed as a complaint proceeding, with the burden of proof being placed on the complaining parties. These parties must show that SFPP's rates and practices at issue violate the requirements of the Interstate Commerce Act.

      Hearings in the FERC proceeding were held in 1996 and an initial decision by the FERC administrative law judge was issued on September 25, 1997. The initial decision upheld SFPP's position that "changed circumstances" were not shown to exist on the West Line, thereby retaining the just and reasonable status of all West Line rates that were "grandfathered" under the Energy Policy Act of 1992. Accordingly, the administrative law judge ruled that these rates are not subject to challenge, either for the past or prospectively, in that proceeding. The administrative law judge's decision specifically excepted from that ruling SFPP's Tariff No. 18 for movement of jet fuel from Los Angeles to Tucson, which was initiated subsequent to the enactment of the Energy Policy Act.

      The initial decision also included rulings that were generally adverse to SFPP on such cost of service issues as:

o the capital structure to be used in computing SFPP's 1985 starting rate base under FERC Opinion 154-B;
o  the level of income tax allowance; and
o the recoverability of civil and regulatory litigation expense and certain pipeline reconditioning costs.

      The administrative law judge also ruled that the gathering enhancement service at SFPP's Watson origin pump station was subject to FERC jurisdiction and ordered that a tariff for that service and supporting cost of service documentation be filed no later than 60 days after a final FERC order on this matter.

      On January 13, 1999, the FERC issued its Opinion No. 435, which affirmed in part and modified in part the initial decision. In Opinion No. 435, the FERC ruled that all but one of the West Line rates are "grandfathered" as just and reasonable and that "changed circumstances" had not been shown to satisfy the complainants' threshold burden necessary to challenge those rates. The FERC further held that the one "non-grandfathered" West Line tariff did not require rate reduction. Accordingly, the FERC dismissed all complaints against the West Line rates without any requirement that SFPP reduce, or pay any reparations for, any West Line rate.

      With respect to the East Line rates, Opinion No. 435 reversed in part and affirmed in part the initial decision's ruling regarding the methodology for calculating the rate base for the East Line. Opinion No. 435 modified the initial decision concerning the date on which the starting rate base should be calculated and the accumulated deferred income tax and allowable cost of equity used to calculate the rate base. In addition, Opinion No. 435 ruled that SFPP would not owe reparations to any complainant for any period prior to the date on which that complainant's complaint was filed, thus reducing by two years the potential reparations period claimed by most complainants. On January 19, 1999, ARCO filed a petition with the United States Court of Appeals for the District of Columbia Circuit for review of Opinion No. 435. SFPP and a number of the complainants each sought rehearing by FERC of elements of Opinion No. 435. In compliance with Opinion No. 435, on March 15, 1999, SFPP submitted a compliance filing implementing the rulings made by FERC, establishing the level of rates to be charged by SFPP in the future, and setting forth the amount of reparations owed by SFPP to the complainants under the order. The complainants contested SFPP's compliance filing.

      SFPP and certain complainants sought rehearing of Opinion No. 435 by the FERC, asking that a number of rulings be modified. On May 17, 2000, the FERC issued its Opinion No. 435-A, which ruled on the requests for rehearing and modified Opinion No. 435 in certain respects. It denied requests to reverse its prior rulings that SFPP's West Line rates and Watson Station gathering enhancement facilities charge are entitled to be treated as just and reasonable "grandfathered" rates under the Energy Policy Act. It suggested, however, that if SFPP had fully recovered the capital costs of the Watson Station facilities, that might form the basis of an amended "changed circumstances" complaint.

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

      Opinion No. 435-A denied the request of Chevron and Navajo that no income tax allowance be recognized for the limited partnership interests held by SFPP's corporate parent, as well as SFPP's request that the tax allowance should include interests owned by certain non-corporate entities. However, it granted Navajo's request to make the computation of interest expense for tax allowance purposes the same as the computation for debt return.

      Opinion No. 435-A reaffirmed that SFPP may recover certain litigation costs incurred in defense of its rates (amortized over five years), but reversed a ruling that those expenses may include the costs of certain civil litigation between SFPP and Navajo and El Paso. It also reversed a prior decision that litigation costs should be allocated between the East and West Lines based on throughput, and instead adopted SFPP's position that such expenses should be split equally between the two systems.

      As to reparations, Opinion No. 435-A held that no reparations would be awarded to West Line shippers and that only Navajo was eligible to recover reparations on the East Line. It reaffirmed that a 1989 settlement with SFPP barred Navajo from obtaining reparations prior to November 23, 1993, but allowed Navajo reparations for a one-month period prior to the filing of its December 23, 1993 complaint. Opinion No. 435-A also confirmed that FERC's indexing methodology should be used in determining rates for reparations purposes and made certain clarifications sought by Navajo.

      Opinion No. 435-A denied Chevron's request for modification of SFPP's prorationing policy. This policy requires customers to demonstrate a need for additional capacity if a shortage of available pipeline space exits.

      Finally, Opinion No. 435-A directed SFPP to revise its initial compliance filings to reflect the modified rulings. It eliminated the refund obligation for the compliance tariff containing the Watson Station gathering enhancement charge, but required SFPP to pay refunds to the extent that the compliance tariff East Line rates are higher than the rates produced under Opinion No. 435-A.

      In June 2000, several parties filed requests for rehearing of certain rulings made in Opinion No. 435-A. Chevron and RHC both sought reconsideration of the FERC's ruling that only Navajo is entitled to reparations for East Line shipments. SFPP sought rehearing of the FERC's:

o decision to require use of the December 1988 partnership capital structure for the period 1994-98 in computing the starting rate base;
o  elimination of civil litigation costs;
o  refusal to allow any recovery of civil litigation settlement payments;
   and
o failure to provide any allowance for regulatory expenses in prospective rates.

      ARCO, Chevron, Navajo, RHC, Texaco and SFPP sought judicial review of Opinion No. 435-A in the United States Court of Appeals for the District of Columbia Circuit. The FERC moved to:

o consolidate those petitions with prior ARCO and RHC petitions to review Opinion No. 435;
o  dismiss the Chevron, RHC and SFPP petitions; and
o hold the other petitions in abeyance pending ruling on the requests for rehearing of Opinion No. 435-A.

      On July 17, 2000, SFPP submitted a compliance filing implementing the rulings made in Opinion No. 435-A, together with a calculation of reparations due to Navajo and refunds due to other East Line shippers. SFPP also filed a tariff containing East Line rates based on those rulings. On August 16, 2000, the FERC directed SFPP to supplement its compliance filing by providing certain underlying workpapers and information; SFPP responded to that order on August 31, 2000.

      On September 19, 2000, the Court of Appeals dismissed Chevron's petition for lack of prosecution. On October 20, 2000, the court dismissed the petitions for review filed by SFPP and RHC as premature in light of their pending requests for FERC rehearing, consolidated the ARCO, Navajo and Texaco petitions for review with the petitions for review of Opinion No. 435, and ordered that proceedings be held in abeyance until after FERC action on the rehearing requests.

      In December 1995, Texaco filed an additional FERC complaint, which involves the question of whether a tariff filing was required for movements on SFPP's Sepulveda Lines, which are upstream of its Watson, California station origin point, and, if so, whether those rates may be set in that proceeding and what those rates should be. Several other West Line shippers have filed similar complaints and/or motions to intervene in this proceeding, all of which have been consolidated into Docket Nos. OR96-2-000, et al. Hearings before an administrative law judge were held in December 1996 and the parties completed the filing of final post-hearing briefs in January 1997.

      On March 28, 1997, the administrative law judge issued an initial decision holding that the movements on the Sepulveda Lines are not subject to FERC jurisdiction. On August 5, 1997, the FERC reversed that decision and found the Sepulveda Lines to be subject to the jurisdiction of the FERC. The FERC ordered SFPP to make a tariff filing within 60 days to establish an initial rate for these facilities. The FERC reserved decision on reparations until it ruled on the newly-filed rates. On October 6, 1997, SFPP filed a tariff establishing the initial interstate rate for movements on the Sepulveda Lines from Sepulveda Junction to Watson Station at the preexisting rate of five cents per barrel, along with supporting cost of service documentation. Subsequently, several shippers filed protests and motions to intervene at the FERC challenging that rate. On December 24, 1997, FERC denied SFPP's request for rehearing of the August 5, 1997 decision. On December 31, 1997, SFPP filed an application for market power determination, which, if granted, will enable it to charge market-based rates for this service. Several parties protested SFPP's application. On September 30, 1998, the FERC issued an order finding that, based on SFPP's application, SFPP lacks market power in the Watson Station destination market served by the Sepulveda Lines. The FERC found that SFPP appeared to lack market power in the origin market served by the Sepulveda Lines as well, but established a hearing to permit the protesting parties to substantiate allegations that SFPP possesses market power in the origin market. Hearings before a FERC administrative law judge on this limited issue were held in February 2000. The matter has been briefed to the administrative law judge and SFPP is awaiting the judge's issuance of an initial decision.

      On October 22, 1997, ARCO, Mobil and Texaco filed another complaint at the FERC (Docket No. OR98-1-000) challenging the justness and reasonableness of all of SFPP's interstate rates. The complaint again challenges

SFPP's East and West Line rates and raises many of the same issues, including a renewed challenge to the grandfathered status of West Line rates, that have been at issue in Docket Nos. OR92-8-000, et al. The complaint includes an assertion that the acquisition of SFPP and the cost savings anticipated to result from the acquisition constitute "substantially changed circumstances" that provide a basis for terminating the "grandfathered" status of SFPP's otherwise protected rates. The complaint also seeks to establish that SFPP's grandfathered interstate rates from the San Francisco Bay area to Reno, Nevada and from Portland to Eugene, Oregon are also subject to "substantially changed circumstances" and, therefore, are subject to challenge. In November 1997, Ultramar Diamond Shamrock Corporation filed a similar complaint at the FERC (Docket No. OR98-2-000, et al.). The shippers are seeking both reparations and prospective rate reductions for movements on all of the lines.

      SFPP filed answers to both complaints, and on January 20, 1998, the FERC issued an order accepting the complaints and consolidating both complaints into one proceeding, but holding them in abeyance pending a Commission decision on review of the initial decision in Docket Nos. OR92-8-000, et al. In July 1998, some complainants amended their complaints to incorporate updated financial and operational data on SFPP. SFPP answered the amended complaints. In a companion order to Opinion No. 435, the FERC directed the complainants to amend their complaints, as may be appropriate, consistent with the terms and conditions of its orders, including Opinion No. 435. On January 10 and 11, 2000, the complainants again amended their complaints to incorporate further updated financial and operational data on SFPP. SFPP filed an answer to these amended complaints on February 15, 2000. On May 17, 2000, the FERC issued an order finding that the various complaining parties had alleged sufficient grounds for their complaints against SFPP's interstate rates to go forward to a hearing. At such hearing, the administrative law judge will assess whether any of the challenged rates that are grandfathered under the Energy Policy Act will continue to have such status and, if the grandfathered status of any rate is not upheld, whether the existing rate is just and reasonable.

      Discovery in this new proceeding is currently being conducted, with a hearing scheduled for August 2001 and an initial decision by the administrative law judge due in January 2002.

      In August 2000, Navajo and RHC filed new complaints against SFPP's East Line rates and Ultramar filed an additional complaint updating its pre-existing challenges to SFPP's interstate pipeline rates. SFPP answered the complaints, and on September 22, 2000, the FERC issued an order accepting these new complaints and consolidating them with the ongoing proceeding in Docket No. OR96-2-000, et al.

      Applicable rules and regulations in this field are vague, relevant factual issues are complex and there is little precedent available regarding the factors to be considered or the method of analysis to be employed in making a determination of "substantially changed circumstances," which is the showing necessary to make "grandfathered" rates subject to challenge. The complainants have alleged a variety of grounds for finding "substantially changed circumstances," including the acquisition of SFPP and cost savings achieved subsequent to the acquisition. Given the newness of the grandfathering standard under the Energy Policy Act and limited precedent, we cannot predict how these allegations will be viewed by the FERC.

      If "substantially changed circumstances" are found, SFPP rates previously "grandfathered" under the Energy Policy Act may lose their "grandfathered" status. If these rates are found to be unjust and unreasonable, shippers may be entitled to a prospective rate reduction together with reparations for periods from the date of the complaint to the date of the implementation of the new rates.

      We are not able to predict with certainty the final outcome of the FERC proceedings, should they be carried through to their conclusion, or whether we can reach a settlement with some or all of the complainants. Although it is possible that current or future proceedings could be resolved in a manner adverse to us, we believe that we have adequately reserved for all current proceedings.

      California Public Utilities Commission Proceeding

      ARCO, Mobil and Texaco filed a complaint against SFPP with the California Public Utilities Commission on April 7, 1997. The complaint challenges rates charged by SFPP for intrastate transportation of refined petroleum products through its pipeline system in the State of California and requests prospective rate adjustments. On October 1, 1997, the complainants filed testimony seeking prospective rate reductions aggregating approximately $15 million per year.

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

      On April 10, 2000, ARCO and Mobil filed a new complaint with the CPUC asserting that SFPP's California intrastate rates are not just and reasonable based on a 1998 test year and requesting the CPUC to reduce SFPP's rates prospectively. The amount of the reduction in SFPP rates sought by the complainants is not discernible from the complaint.

      Procedurally, the rehearing complaint will be heard first, followed by consideration of the April 2000 complaint and SFPP's market-based application, which have been consolidated for hearing by the CPUC. The rehearing complaint was the subject of evidentiary hearings in October 2000, and a decision is expected within six months. The April 2000 complaint and SFPP's market-based application will be the subject of evidentiary hearings in February 2001, with a decision expected within six months of the hearings.

      We believe we have adequate reserves recorded for any adverse decision related to this matter.

      Southern Pacific Transportation Company Easements

      SFPP and Southern Pacific Transportation Company are engaged in a judicial reference proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by SPTC should be adjusted pursuant to existing contractual arrangements (Southern Pacific Transportation Company vs. Santa Fe Pacific Corporation, SFP Properties, Inc., Santa Fe Pacific Pipelines, Inc., SFPP, L.P., et al., Superior Court of the State of California for the County of San Francisco, filed August 31, 1994). Although SFPP received a favorable ruling from the trial court in May 1997, in September 1999, the California Court of Appeals remanded the case back to the trial court for further proceeding. SFPP is accruing amounts for payment of the rental for the subject rights-of-way consistent with our expectations of the ultimate outcome of the proceeding.

      Environmental Matters

      We are subject to environmental cleanup and enforcement actions from time to time. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act generally imposes joint and several liability for cleanup and enforcement costs on current or predecessor owners and operators of a site, without regard to fault or the legality of the original conduct. Our operations are also subject to federal, state and local laws and regulations relating to protection of the environment. Although we believe our operations are in substantial compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that we will not incur significant costs and liabilities. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us.

      We are currently involved in the following governmental proceedings related to compliance with environmental regulations:

o one cleanup ordered by the United States Environmental Protection Agency related to ground water contamination in the vicinity of SFPP's storage facilities and truck loading terminal at Sparks, Nevada; and
o several ground water hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board and two other state agencies.

      In addition, we are from time to time involved in civil proceedings relating to damages alleged to have occurred as a result of accidental leaks or spills of refined petroleum products or natural gas liquids. Among these matters is a lawsuit originally filed in February 1998 against SFPP in the Superior Court of the State of California in and for the County of Solano by 283 individual plaintiffs alleging personal injury and property damage arising from a release in 1996 of petroleum products from SFPP's pipeline running through Elmira, California. An amended complaint was filed on May 22, 1998. Settlement was negotiated in the third quarter of 2000 and has been reached with the plaintiff's attorneys on issues related to this case.

      Review of assets related to Kinder Morgan Interstate Gas Transmission LLC includes the environmental impacts from petroleum and used oil releases to the soil and groundwater at five sites. Further delineation and remediation of these impacts will be conducted. A reserve was established to address the closure of these issues.

      Although no assurance can be given, we believe that the ultimate resolution of all these environmental matters set forth in this Note 4 will not have a material adverse effect on our financial position or results of operations. We have recorded a reserve for environmental claims in the amount of $16.9 million at September 30, 2000.

      Other

      We are a defendant in various lawsuits arising from the day to day operations of our businesses. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our financial position or our results of operations.

      For more detailed information regarding these proceedings and other litigation, please refer to our 1999 Form 10-K, Note 16 of the Notes to the Consolidated Financial Statements.


5.  Distributions

      On August 14, 2000, we paid a cash distribution for the quarterly period ended June 30, 2000, of $0.85 per unit. The distribution was declared on July 20, 2000, payable to unitholders of record as of July 31, 2000.

      On October 19, 2000, we declared a cash distribution for the quarterly period ended September 30, 2000, of $0.85 per unit. The distribution will be paid on or before November 14, 2000, to unitholders of record as of October 31, 2000.


6.  Debt

      Our debt facilities as of September 30, 2000, consist primarily of:

o  a $300 million unsecured five-year credit facility;
o  a $300 million unsecured 364-day  credit  facility;
o  $250 million of 6.30% Senior Notes due February 1, 2009;
o  $200 million of 8.00% Senior Notes due March 15, 2005;
o  $200 million of Floating  Rate Senior Notes due March 22, 2002;
o $181 million of Series F First Mortgage Notes (our subsidiary, SFPP, is the obligor on the notes);
o $20.2 million of Senior Secured Notes (our subsidiary, Trailblazer, is the obligor on the notes);
o $23.7 million of tax-exempt bonds due 2024 (our subsidiary, Kinder Morgan Operating L.P. "B" ("OLP-B"), is the obligor on these bonds);
o  a $10 million  unsecured  364-day credit facility of  Trailblazer;  and
o  $300 million in short-term commercial paper.

      On August 11, 2000, we refinanced the outstanding balance under SFPP's secured credit facility with a $175.0 million borrowing under our five-year credit facility. Upon refinancing, SFPP executed a $175 million intercompany note in favor of Kinder Morgan Energy Partners, L.P. At September 30, 2000, we had $257 million borrowed under the five-year credit facility, and the interest rate was 7.095%.

      Our 364-day credit facility expired on September 29, 2000 and was extended until October 25, 2000. No borrowings were outstanding under our 364-day credit facility at September 30, 2000. On October 25, 2000, the facility was replaced with a new $600 million unsecured 364-day credit facility. The terms of the new credit facility are substantially similar to the terms of the previous facility. In conjunction with the new credit facility, we also increased our commercial paper program to provide for the issuance of up to $600 million of commercial paper. At September 30, 2000, we had $211.6 million of commercial paper outstanding.

      At September 30, 2000, the outstanding balance under Trailblazer's revolving credit agreement was $10 million. The agreement provides for an interest rate of LIBOR plus 0.875%. At September 30, 2000, the interest rate on the credit facility debt was 7.49563%.

      For the quarter ended September 30, 2000, the weighted-average interest rate on OLP-B's tax-exempt bonds issued by the Jackson-Union Counties Regional Port District was 4.42% per annum.

      On November 8, 2000, we closed on a private placement of $250 million of 10-year notes bearing a coupon of 7.5%. We agreed to offer to exchange these notes with substantially identical notes that are registered under the Securities Act of 1933 within 210 days of the close of this transaction. The proceeds from this offering, net of underwriting discounts, were $246,792,500. These proceeds were used to reduce our outstanding commercial paper.


7.  Partners' Capital

      At December 31, 1998, we had 48,821,690 units outstanding. On January 21, 1999, and January 29, 1999, we repurchased and immediately cancelled 4,000 and 2,000 units, respectively. On August 30, 1999, we issued 600 units associated with unit option exercises, and on September 10, 1999, we issued 510,147 units in connection with the acquisition of net assets from Primary Corporation. At September 30, 1999, we had 49,326,437 units outstanding.

      At December 31, 1999, we had 59,137,137 units outstanding. On February 2, 2000, we issued 574,172 units for the acquisition of Milwaukee Bulk Terminals, Inc. and Dakota Bulk Terminal, Inc. Additionally, 400 units were issued on each of February 7, 2000 and February 23, 2000, in accordance with unit option exercises. On April 4, 2000, we issued 4,500,000 units in a public offering at an issuance price of $39.75 per unit, less commissions and underwriting expenses. We used the proceeds from the April 2000 unit issuance to acquire the remaining ownership interest in Kinder Morgan CO2 Company, L.P. Due to the exercise of additional unit options, we issued 400 units on July 25, 2000 and 2,800 units on September 1, 2000. At September 30, 2000, we had 64,215,309 units outstanding.

      These units represent the limited partners' interest and an effective 98% economic interest in the Partnership, exclusive of our general partner's incentive distribution. The general partner has an effective 2% interest in the Partnership, excluding the general partner's incentive distribution.

      For the purposes of maintaining partner capital accounts, our partnership agreement specifies that items of income and loss be allocated among the partners in accordance with their percentage interests. Normal allocations according to percentage interests are made, however, only after giving effect to any priority income allocations in an amount equal to the incentive distributions that are allocated 100% to our general partner.

      Incentive distributions allocated to our general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. Our cash distribution of $0.85 per unit paid on August 14, 2000 for the second quarter of 2000 required an incentive distribution to our general partner of $26,550,589. Our cash distribution of $0.70 per unit paid on August 13, 1999 for the second quarter of 1999 required an incentive distribution to our general partner of $13,083,847. The increased incentive distribution to our general partner paid for the second quarter of 2000 over the distribution paid for the second quarter of 1999 reflects the increase in the amount distributed per unit as well as the issuance of additional units.

      Our declared distribution for the third quarter of 2000 of $0.85 per unit will result in an incentive distribution to our general partner of $26,551,994. This compares to our cash distribution of $0.725 per unit and incentive distribution to our general partner of $14,416,532 for the third quarter of 1999. The increased incentive distribution to our general partner paid for the third quarter of 2000 over the distribution paid for the third quarter of 1999 reflects the increase in the amount distributed per unit as well as the issuance of additional units.


8.  Reportable Segments

      We compete in four reportable business segments:

o  Product  Pipelines;
o  Natural  Gas  Pipelines;
o  CO2  Pipelines;  and
o  Bulk Terminals.

      We evaluate performance based on each segments' earnings, which excludes general and administrative expenses, third-party debt costs, interest income and expense and minority interest. Our reportable segments are strategic business units that offer different products and services. Each segment is managed separately because each segment involves different products and marketing strategies.

      Financial information by segment follows (in thousands):

                           Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                              2000          1999              2000          1999
                           ------------  ------------      ------------  ------------

Revenues
   Products Pipelines     $     93,453 $      76,275      $    274,775  $    220,961
   Natural Gas Pipelines        45,984             -           126,098             -
   CO2 Pipelines                30,007             -            54,626             -
   Bulk Terminals               33,131        28,113            98,192        86,409
                           ------------  ------------      ------------  ------------
   Total Segments         $    202,575  $    104,388      $    553,691  $    307,370
                           ============  ============      ============  ============

Operating expenses
   Products Pipelines     $     33,763  $     15,825      $     98,184  $     42,815
   Natural Gas Pipelines        15,585             -            33,648             -
   CO2 Pipelines                10,271             -            16,068             -
   Bulk Terminals               21,295        16,082            60,068        48,998
                           ------------  ------------      ------------  ------------
   Total Segments         $     80,914  $     31,907      $    207,968  $     91,813
                           ============  ============      ============  ============

Operating income
   Products Pipelines     $     45,994  $     47,647      $    135,499  $    139,652
   Natural Gas Pipelines        25,463            38            73,613             -
   CO2 Pipelines                14,949            (2)           30,465            (4)
   Bulk Terminals                8,472         9,088            28,041        28,870
                           ------------  ------------      ------------  ------------
   Total Segments         $     94,878  $     56,771      $    267,618  $    168,518
                           ============  ============      ============  ============

Earnings from equity investments, net of amortization of excess costs
   Products Pipelines     $      9,708  $      7,060      $     22,684  $     14,881
   Natural Gas Pipelines         3,798         1,320            11,228         2,500
   CO2 Pipelines                 4,888         3,622            12,814        10,866
   Bulk Terminals                    -             2                 -            19
                           ------------  ------------      ------------  ------------
   Total Segments         $     18,394  $     12,004      $     46,726  $     28,266
                           ============  ============      ============  ============




                           Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                              2000          1999              2000          1999
                           ------------  ------------      ------------  ------------

Segment earnings
   Products Pipelines     $     52,795  $     50,955      $    159,805  $    149,827
   Natural Gas Pipelines        29,567        15,486            85,200        16,553
   CO2 Pipelines                19,838         3,620            44,026        10,849
   Bulk Terminals                9,043         8,092            28,968        27,279
                           ------------  ------------      ------------  ------------
   Total Segments (1)     $    111,243  $     78,153      $    317,999  $    204,508
                           ============  ============      ============  ============

                            Sept. 30,     Dec. 31,
Business Segment Assets       2000          1999
                           ------------  ------------
   Products Pipelines     $  2,030,252  $  2,015,995
   Natural Gas Pipelines       915,969       879,076
   CO2 Pipelines               379,008        86,684
   Bulk Terminals              229,949       203,601
                           ------------  ------------
   Total Segments (2)     $  3,555,178  $  3,185,356
                           ============  ============


(1)  The following reconciles segment earnings to net income.
                              Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                 2000          1999              2000          1999
                              ------------  ------------      ------------  ------------
Segment earnings             $    111,243  $     78,153      $    317,999  $    204,508
Interest and corporate
 administrative expenses (a)      (41,383)      (25,600)         (116,770)      (67,773)
                              ------------  ------------      ------------  ------------
Net Income                   $     69,860  $     52,553       $   201,229  $    136,735
                              ============  ============      ============  ============

(a) Includes interest expense, general and administrative expenses, minority interest and other insignificant items.

(2)  The following reconciles segment assets to consolidated assets.
                               Sept. 30,     Dec. 31,
                                 2000          1999
                              ------------  ------------
Segment assets               $  3,555,178  $  3,185,356
Corporate assets (b)               52,177        43,382
                              ------------  ------------
Total assets                 $  3,607,355  $  3,228,738
                              ============  ============
(b)  Includes cash, cash equivalents and certain unallocable deferred charges.

9.  Subsequent Events

      On October 4, 2000, we announced that KMI intends to contribute approximately $300 million of assets to the Partnership. As consideration for these assets, we will pay KMI approximately 50% of the fair value in cash and the remaining 50% of fair value in units. We expect the transaction to be consummated during the fourth quarter of 2000. The largest asset to be contributed is Kinder Morgan Texas Pipeline, Inc., a 2,600-mile natural gas pipeline system that extends from south Texas to Houston along the Texas Gulf Coast. Other assets include the Casper and Douglas Natural Gas Gathering and Processing Systems, KMI's 50% interest in Coyote Gas Treating, LLC and KMI's 25% interest in Thunder Creek Gas Services, LLC.

      On October 13, 2000, we announced that we signed a definitive agreement with a subsidiary of Buckeye Partners, L.P. to purchase its transmix processing plants in Indianola, Pennsylvania and Wood River, Illinois for approximately $37 million plus net working capital. The two facilities are projected to process over 4.3 million barrels of transmix in 2000. The transaction was closed on October 25, 2000.

      On October 23, 2000, we announced that we agreed to purchase a 32.5% interest in the Cochin Pipeline System from NOVA Chemicals Corporation. The Cochin pipeline consists of approximately 1,900 miles of 12-inch pipeline operating between Fort Saskatchewan, Alberta and Sarnia, Ontario. It transports high vapor pressure ethane, ethylene, propane, butane and natural gas liquids to the Midwestern United States and eastern Canadian petrochemical and fuel markets, and is a joint venture of subsidiaries of BP Amoco, Conoco, Shell and NOVA Chemicals. Our purchase is subject to rights of first refusal from the other Cochin Pipeline owners, as well as regulatory approval.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

Third Quarter 2000 Compared With Third Quarter 1999

      Our third quarter results continued to demonstrate strong revenue growth as well as increased earnings across all of our business segments. For the quarter ended September 30, 2000, our total earnings increased 33% (to $69.9 million or $0.67 per unit) and our total revenues increased 94% (to a record $202.6 million) compared to the same period in 1999. We reported earnings of $52.6 million on revenues of $104.4 million for the third quarter of 1999. The 1999 third quarter results included an extraordinary charge of $2.6 million related to the write-off of unamortized debt issue costs, mainly associated with the refinancing of our bank credit facility in September 1999. Income before the extraordinary charge was $55.2 million ($0.82 per unit). The quarter-to-quarter decrease in net income per unit was the result of a higher average number of units outstanding. We acquired substantially all of our Natural Gas Pipelines from Kinder Morgan, Inc. on December 31, 1999, for $330 million in cash and the issuance of 9.81 million units. Related to our acquisition of the remaining 80% ownership interest in Kinder Morgan CO2 Company, L.P. (formerly Shell CO2 Company, Ltd.) effective April 1, 2000, we issued an additional 4.5 million units in a public offering. The 1999 third quarter results also included a benefit of $10.1 million related to the sale of our interest in the Mont Belvieu fractionation facility, partially offset by special non-recurring charges (see
Note 3 to the Consolidated Financial Statements). Our increases in overall earnings and revenues primarily resulted from our inclusion of the Natural Gas Pipelines, and our acquisition of the remaining 80% ownership interest in KMCO2. Prior to that date, we owned a 20% equity interest in KMCO2 and reported its results under the equity method of accounting. The results of KMCO2 are included in our CO2 Pipelines business segment. Our acquisitions of the Product Pipelines' transmix operations in September 1999, and Milwaukee Bulk Terminals, Inc. and Dakota Bulk Terminal, Inc. in January 2000, also contributed to our overall increase in period-to-period revenues and earnings. These acquisitions increased our combined operating expenses, excluding depreciation, amortization, and taxes, other than income taxes, to $80.9 million in the third quarter of 2000. We reported $31.9 million of operating expenses in the third quarter of 1999. Our total operating income for the third quarter of 2000 increased 64% (to $79.8 million) compared to the $48.8 million in operating income for the third quarter of 1999. Third quarter earnings from equity investments, net of amortization of excess costs, were $18.4 million in 2000 and $12.0 million in 1999. The 53% increase ($6.4 million) in net equity earnings was mainly due to earnings from our 49% interest in the Red Cedar Gathering Company, acquired from KMI on December 31, 1999, and to earnings from our 50% interest in Cortez Pipeline Company, which is owned by KMCO2. Due to our acquisition of the remaining 80% interest in KMCO2 in April 2000, the earnings from our investment in Cortez are now reported under the equity method of accounting. Our overall increase in net equity earnings was partially offset by the absence of third quarter 2000 equity earnings from our original 20% interest in KMCO2, because the interest was no longer accounted for as an equity investment.

Product Pipelines

      Our Product Pipelines' business segment revenues increased 23% (to $93.5 million) and earnings increased 4% (to $52.8 million) during the third quarter of 2000 compared to the third quarter of 1999. For the third quarter of 1999, the segment reported revenues of $76.3 million and earnings of $51.0 million. Our $17.2 million increase in segment revenues was primarily due to the inclusion of a full quarter of transmix operations and to a 4% increase in revenues generated from our Pacific pipelines. Although tariff rates remained relatively flat, an almost 3% increase in mainline delivery volumes contributed to the Pacific pipelines' revenue growth. Segment operating expenses for the third quarter of 2000 were $33.8 million, and segment operating income totaled $46.0 million. These amounts compared to expenses of $15.8 million and operating income of $47.6 million for the third quarter of 1999. Our higher segment operating expenses were due to the inclusion of a full quarter of transmix operations and the higher transportation volumes. Along with the transmix expenses and the higher transportation volumes, segment operating income was affected by higher depreciation and property tax charges, primarily due to investments made to our Pacific pipelines since September 1999. Earnings from the Product Pipelines' equity investments, net of amortization of excess costs, increased to $9.7 million in the third quarter of 2000 versus $7.1 million in the third quarter of 1999. The segment's $2.6 million increase in net equity earnings was the result of higher income from our investment in Plantation Pipe Line Company. Plantation realized an almost 8% increase in delivery volumes, partially offset by a slight (2%) decrease in average tariff rates.

Natural Gas Pipelines

      Our Natural Gas Pipelines, acquired on December 31, 1999, reported earnings of $29.6 million on revenues of $46.0 million during the third quarter of 2000. Segment operating expenses totaled $15.6 million in the third quarter of 2000 and segment operating income was $25.5 million. Third quarter 1999 segment income totaled $15.4 million, consisting of $1.3 million in equity earnings from our partnership interest in the Mont Belvieu fractionation facility and a $14.1 million gain on the sale of that interest to Enterprise Products Partners, L.P. For the third quarter of 2000, we reported $3.8 million in earnings from equity investments, net of amortization of excess costs. This amount represents the net earnings from our 49% interest in Red Cedar.

CO2 Pipelines

      Our CO2 Pipelines reported earnings of $19.8 million in the third quarter of 2000 compared with earnings of $3.6 million in the same period last year. The segment's 1999 net earnings represented equity earnings from our original 20% interest in KMCO2. After our acquisition of the remaining 80% interest in KMCO2, the financial results of KMCO2 were no longer reported under the equity method. For the third quarter of 2000, the segment reported operating revenues of $30.0 million, operating expenses of $10.3 million and operating income of $14.9 million. The segment's equity earnings, net of amortization of excess costs, were $4.9 million in the third quarter of 2000. The amount represented earnings from our 50% interest in Cortez.

Bulk Terminals

      Bulk Terminals reported an 18% increase (to $33.1 million) in operating revenues and an 11% increase (to $9.0 million) in earnings for the third quarter of 2000 when compared with the third quarter of 1999. For last year's third quarter, our Bulk Terminals segment reported earnings of $8.1 million on revenues of $28.1 million. Combined operating expenses totaled $21.3 million in the third quarter of 2000 versus $16.1 million in the third quarter of 1999. We attribute the increases in revenues and expenses mainly to terminal acquisitions that we made after the third quarter of 1999. Including the new businesses, our Bulk Terminals segment reported a 9% increase in average transfer rates, accompanied by an almost 3% increase in volumes transferred. Operating income for the segment was $8.5 million in the third quarter of 2000 versus $9.1 million for the same quarter last year. Our acquisitions and capital improvements made during 2000 contributed to increases in both operating and depreciation expenses.

Operating statistics for the third quarter of 2000 and 1999 are as follows:

                                                    Three Months Ended Sept. 30,
                                                          2000       1999
                                                          ---------------
   Product Pipelines
      Pacific - Mainline Delivery Volumes (MMBbls)        99.9       97.3
              - Other Delivery Volumes (MMBbls)            3.5        2.3
      Plantation - Delivery Volumes (MMBbls)              57.2       53.1
      North System/Cypress - Delivery Volumes (MMBbls)    11.3       11.8

   Natural Gas Pipelines
      Transport Volumes (Bcf)*                           118.7      110.9

   CO2 Pipelines
      Delivery Volumes (Bcf)**                            96.1       92.8

   Bulk Terminals
      Transload Tonnage (MM Tons)                         10.0        9.7
--------------------------------------------------------------------------------
* KMIGT and Trailblazer assets acquired December 31, 1999. 1999 volumes shown for comparative purposes only.
** Additional 80% KMCO2 interest acquired, effective April 1, 2000. 1999 volumes shown for comparative purposes only.

      Items not attributable to any segment include general and administrative expenses, interest income and expense and minority interest. General and administrative expenses were $15.1 million in the third quarter of 2000 compared with $7.9 million in the same period last year. The increase was principally associated with assets acquired from KMI on December 31, 1999. Interest expense, net of interest income, was $24.1 million in the third quarter of 2000 compared with $14.2 million in the same year-earlier period. The increase was due to higher average debt balances and higher average borrowing rates. Minority interest was $2.2 million for the third quarter of 2000 versus $0.9 million in the third quarter of the prior year. The increase reflects the 33 1/3% minority interest in Trailblazer as well as our higher overall net income.

      We reported an increase in income tax expense of $0.9 million in the third quarter of 2000 compared to last year's third quarter. The increase represented our higher share of income tax expense from our investment in Plantation. The higher taxes corresponded with the increase in equity earnings from our investment.

Nine Months Ended September 30, 2000 Compared With Nine Months Ended September 30, 1999

      Beginning with the first quarter of 2000, our results reflect key acquisitions and changes made within our business segments. Specifically, the acquisition of our Natural Gas Pipelines from KMI on December 31, 1999 and the acquisition of the remaining 80% interest of KMCO2 on April 1, 2000, have significantly increased our revenues and expenses and resulted in substantial increases in our operating income. Net earnings for the nine months ended
September 30, 2000 were $201.2 million ($2.00 per unit) compared with net earnings of $136.7 million ($1.95 per unit) for the first nine months of 1999. Included in the net earnings for 1999 was an extraordinary charge of $2.6 million related to the write-off of unamortized debt issue costs. Income before the extraordinary charge was $139.3 million ($2.00 per unit). We reported total revenues of $553.7 million for the first nine months of 2000 compared to $307.4 million for the same period of 1999. The 80% increase in revenues and the 44% increase in earnings before extraordinary charges were distributed across all four of our business segments. Operating expenses were $208.0 million for the nine-month period ended September 30, 2000 and $91.8 million for the nine-month period ended September 30, 1999. Operating income was $222.9 million for the nine months ended September 30, 2000. This amount represents a 55% increase over the $143.8 million in operating income reported for the same prior year period. Equity earnings from investments, less amortization of excess costs, were $46.7 million in the first nine months of 2000 compared to $28.3 million in the first nine months of 1999. The increase of $18.4 million was primarily due to our acquisition of a 49% equity interest in Red Cedar in December 1999, our additional 27% equity investment in Plantation made in June 1999, and the inclusion of earnings from our investment in Cortez. Our overall increase in net equity earnings was offset by the reduction in equity earnings from our 20% interest in KMCO2 as a result of our acquisition of the remaining 80% of KMCO2 on April 1, 2000, and by the absence of earnings from our investment in the Mont Belvieu fractionation facility, which we sold in the third quarter of 1999.

Product Pipelines

      Our Product Pipelines' segment reported earnings of $159.8 million on revenues of $274.8 million for the first nine months of 2000. These amounts compared with earnings of $149.8 million on revenues of $221.0 million for the same period of 1999. Segment operating expenses totaled $98.2 million for the nine months ended September 30, 2000, and $42.8 million for the nine-month period ended September 30, 1999. The increases in revenues and operating expenses resulted primarily from the inclusion of our transmix operations, acquired in September 1999. Additionally, higher throughput volumes on both our Pacific and North System pipelines contributed to the increases in segment revenues and operating expenses. The Pacific pipelines reported an almost 4% increase in mainline delivery volumes and the North System reported an almost 6% increase in throughput volumes. The Pacific pipelines also reported a 4% increase in fuel and power expenses and a slight (1%) decrease in average tariff rates due to the reduction in transportation rates, effective April 1, 1999, on the pipeline's East Line. Net operating income for the Product Pipelines segment was $135.5 million for the first nine months of 2000 and $139.7 million for the comparable period of 1999. Segment net operating income was impacted by higher depreciation charges and higher tax expense on the Pacific pipelines, due to capital investments made since the third quarter of 1999. The segment's earnings from equity investments, net of amortization of excess costs, increased to $22.7 million in the nine-month period of 2000 versus $14.9 million in the same period last year. The $7.8 million increase in the segment's net equity earnings was mainly the result of higher income from our having a 51% ownership interest in Plantation for the entire nine-month period ended September 30, 2000.

Natural Gas Pipelines

      Our Natural Gas Pipelines segment reported earnings of $85.2 million on revenues of $126.1 million for the first nine months of 2000. The operations of our Natural Gas Pipelines, excluding our former equity investment in the Mont Belvieu fractionation facility and our 33 1/3% interest in Trailblazer, were acquired on December 31, 1999. We sold our partnership interest in the Mont Belvieu fractionation facility in the third quarter of 1999 and acquired our initial one-third interest in Trailblazer on November 30, 1999. For the nine-month period ended September 30, 2000, segment operating expenses were $33.6 million and segment operating income was $73.6 million. For the same period last year, the segment reported earnings of $16.6 million, consisting of the $14.1 million gain on the sale of our interest in the Mont Belvieu fractionation facility and $2.5 million in equity earnings. Equity earnings, net of amortization of excess costs, were $11.2 million in the first nine months of 2000. The $8.7 million year-to-year increase represents the difference between the 2000 earnings from our 49% interest in Red Cedar and the 1999 earnings from our former equity interest in the Mont Belvieu fractionation facility.

CO2 Pipelines

      Our CO2 Pipelines activities consist of KMCO2. Prior to April 1, 2000, we owned a 20% equity interest in KMCO2 and reported its results under the equity method of accounting. As a result of acquiring the remaining 80% interest in KMCO2, we commenced consolidating the financial results of KMCO2 on a current basis. Our CO2 Pipelines segment reported earnings of $44.0 million on revenues of $54.6 million for the first nine months of 2000. For the same period, the segment reported operating expenses of $16.1 million and operating income of $30.5 million. Equity earnings, net of amortization of excess costs, were $12.8 million in the first nine months of 2000. Equity earnings, net of amortization of excess costs, were $10.9 million in the first nine months of last year. The $1.9 million increase reflects the $9.2 million in earnings from Cortez, offset by a $7.3 million decrease in earnings from our equity interest in KMCO2.

Bulk Terminals

      For the comparative nine-month periods, our Bulk Terminals segment reported a 6% increase in segment earnings and a 14% increase in total revenues. The segment earned $29.0 million on revenues of $98.2 million during the first nine months of 2000, compared with earnings of $27.3 million on revenues of $86.4 million during the same period last year. The current year amounts included the operations of Milwaukee Bulk Terminals, Inc. and Dakota Bulk Terminal, Inc., both acquired on January 1, 2000. Our $11.8 million increase in segment revenues reflected an almost 6% increase in total coal and bulk tonnage volumes transferred, as well as a 4% increase in average transfer rates. Our terminal acquisitions and the resulting overall increase in transferred volumes resulted in higher segment operating expenses. For the nine-month period ended September 30, 2000, Bulk Terminals reported operating expenses of $60.1 million and operating income of $28.0 million. For the same period in 1999, our Bulk Terminals segment reported operating expenses of $49.0 million and operating income of $28.9 million.

Operating statistics for the first nine months of 2000 and 1999 are as follows:

                                                     Nine Months Ended Sept. 30,
                                                          2000       1999
                                                          ---------------
   Product Pipelines
      Pacific - Mainline Delivery Volumes (MMBbls)       288.4      278.4
              - Other Delivery Volumes (MMBbls)           10.3        7.3
      Plantation - Delivery Volumes (MMBbls)             166.2      162.6
      North System/Cypress - Delivery Volumes (MMBbls)    36.1       35.5

   Natural Gas Pipelines
      Transport Volumes (Bcf)*                           339.3      324.0

   CO2 Pipelines
      Delivery Volumes (Bcf)**                           384.0      358.8

   Bulk Terminals
      Transload Tonnage (MM Tons)                         31.2       29.5
--------------------------------------------------------------------------------
* KMIGT and Trailblazer assets acquired December 31, 1999. 1999 volumes shown for comparative purpose only.
** Additional 80% KMCO2 interest acquired, effective April 1, 2000. Year-to-date 2000 and 1999 volumes shown for comparative purposes only, and adjusted to include properties acquired from Devon Energy effective June 1, 2000.

      Items not attributable to any segment include general and administrative expenses, interest income and expense and minority interest. General and administrative expenses were $44.8 million in the nine-month period ended September 30, 2000 and $24.7 million in the nine-month period ended September 30, 1999. The increase in general and administrative expenses over last year was due to our larger and more diverse operations. Interest expense, net of interest income, was $66.0 million in the first nine months of 2000 compared with $38.2 million in the same period last year. The increase was due to higher average debt balances and higher average borrowing rates. Minority interest, which includes all subsidiary partners other than us, amounted to $6.0 million for the nine months ended September 30, 2000 and $2.3 million for the nine months ended September 30, 1999. The increase reflected the 33 1/3% minority interest in Trailblazer and our higher overall net income.

      We reported an increase in income tax expense of $3.4 million in the first nine months of 2000 compared to the first nine months of last year. The increase was principally due to our higher share of income tax expense from our investment in Plantation.

Financial Condition

      Our primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, expansion capital expenditures and quarterly distributions to partners. In addition to utilizing cash generated from operations, we could meet our cash requirements through borrowings under our credit facilities or issuing short-term commercial paper, long-term notes or additional units. We expect to fund:

o future cash distributions and sustaining capital expenditures with existing cash and cash flows from operating activities;
o expansion capital expenditures through additional borrowings or issuance of additional units;
o  interest  payments  from cash  flows from  operating  activities;  and
o debt principal payments with additional borrowings as they become due or by issuance of additional units.

Operating Activities

      Net cash provided by operating activities was $192.8 million for the nine months ended September 30, 2000, versus $144.8 million in the comparable period of 1999. The period-to-period increase in cash flow from operations was primarily the result of:


o  a $61.9 million increase in net earnings;
o a $25.2 million increase in non-cash depreciation and amortization charges;
o  an $11.0 million increase in distributions from equity investments;
o a $10.1 million gain on the sale of our equity interest in the Mont Belvieu fractionation facility, net of special charges, in the third quarter of 1999; and

o an $8.6 million increase in cash inflows related to our Pacific pipelines' insurance receivables.

      The higher earnings and non-cash depreciation charges in the first nine months of 2000 compared to the prior year were primarily due to the business acquisitions and capital investments we have made since September 1999. The increase in distributions from equity investments reflected returns from our equity interest in Cortez, accounted for under the equity method following our acquisition of the remaining interest in KMCO2, and returns from our additional interest in Plantation, acquired in June 1999. The overall increase in cash provided by operating activities was partially offset by:

o  a $47.9 million payment of accrued rate refund liabilities;
o an $18.5 million increase in undistributed earnings from equity investments, including amortization of excess costs; and
o a $4.3 million decrease in cash inflows relative to net changes in working capital items.

      The payment of the rate refunds was made under settlement agreements with shippers on our Natural Gas Pipelines. The increase in undistributed earnings from equity investments resulted primarily from income generated from our December 1999 investment in Red Cedar and our April 2000 investment in Cortez. The absence of earnings from January 1, 2000 through September 30, 2000, from our investment in the Mont Belvieu fractionation facility, and from April 1, 2000 through September 30, 2000, from our investment in KMCO2, offset higher overall earnings from equity investments. We sold our interest in the fractionation facility in the third quarter of 1999, and as a result of acquiring the remaining 80% interest in KMCO2 on April 1, 2000, we no longer accounted for our investment in KMCO2 on an equity basis.

Investing Activities

      Net cash used in investing activities was $647.0 million for the nine-month period ended September 30, 2000, compared to $157.8 million in the comparable 1999 period. The $489.2 million increase in funds utilized in investing activities was mainly attributable to the $573.4 million of asset acquisitions that we made in the first nine months of 2000. The acquisition outlays primarily consisted of:

o  a $330.0 million payment to KMI for the Natural Gas Pipelines;
o  a net payment of $188.9 million for the remaining 80% interest in KMCO2;
   and
o a $53.4 million payment for our interests in the Canyon Reef Carriers CO2 pipeline and SACROC Unit.

      The overall increase in funds used in investing activities was offset by our $124.2 million investment in Plantation in June 1999. Cash used for capital expenditures increased $20.2 million (to $81.9 million) in the first nine months of 2000 versus the same period last year. The increase primarily reflected higher investments made in our Bulk Terminals and Product Pipelines business segments. All funds classified as additions to property, plant and equipment included both expansion and sustaining capital expenditures.

Financing Activities

      Net cash provided by financing activities amounted to $451.7 million for the nine months ended September 30, 2000. This increase of $440.7 million from the comparable 1999 period was mainly the result of an additional $329.7 million received from overall debt financing activities. We completed a private placement of $400 million in debt securities during the first quarter of 2000, resulting in a cash inflow of $397.9 million net of discounts and issuing costs. In addition, we received $171.4 million as proceeds from the issuance of units during the nine-month period ended September 30, 2000. Most of these funds were realized from our 4,500,000-unit public offering on April 4, 2000. The general increase in funds provided by financing activities was partially offset by a $70.6 million increase in distributions to partners in the 2000 period.

      Distributions  to  all  partners   increased  to  $210.2  million  in  the
nine-month period ended September 30, 2000, compared to $139.6 million in the corresponding 1999 period. The increase in distributions was due to:

o  an increase in the per unit distributions paid;
o  an increase in the number of units  outstanding;  and
o the general partner incentive distributions, which resulted from increased distributions to unitholders.

      We paid distributions of $2.35 per unit in the first nine months of 2000 compared with distributions of $2.05 per unit in the first nine months of 1999.

      The 15% increase in paid distributions per unit resulted from favorable operating results in 2000. On October 19, 2000, we declared a distribution of $0.85 per unit for the third quarter of 2000. We believe that future operating results will continue to support similar levels of quarterly cash distributions, however, no assurance can be given that future distributions will continue at such levels.

      Our partnership agreement requires that we distribute 100% of "Available Cash" (as defined in the partnership agreement) to our partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available Cash consists generally of all of our cash receipts, including cash received by our operating partnerships, less cash disbursements and net additions to reserves (including any reserves required under debt instruments for future principal and interest payments) and amounts payable to the former general partner of SFPP in respect of its remaining 0.5% interest in SFPP.

      Available  Cash  is  initially  distributed  98% to our  limited  partners
(including the approximate 2% limited partner interest owned by our general partner) and 2% to our general partner. These distribution percentages are modified to provide for incentive distributions to be paid to our general partner in the event that quarterly distributions to unitholders exceed certain specified targets.

      Available Cash for each quarter is distributed;

o first, 98% to our limited partners and 2% to our general partner until our limited partners have received a total of $0.3025 per unit for such quarter;
o second, 85% to our limited partners and 15% to our general partner until our limited partners have received a total of $0.3575 per unit for such quarter;
o third, 75% to our limited partners and 25% to our general partner until our limited partners have received a total of $0.4675 per unit for such quarter; and
o fourth, thereafter 50% to our limited partners and 50% to our general partner.

      Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner's incentive distribution that we declared for the third quarter of 2000 was $26.6 million, while the incentive distribution paid to our general partner was $62.8 million during the first nine months of 2000 and $36.9 million during the first nine months of 1999.

Information Regarding Forward Looking Statements

      This filing  includes  forward  looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "continue," "estimate," "expect," "may," "will," or other similar words. These statements discuss future expectations or contain projections. Specific factors which could cause actual results to differ from those in the forward looking statements, include:

o price trends and overall demand for natural gas liquids, refined petroleum products, carbon dioxide, natural gas, coal and other bulk materials in the United States. Economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demand;
o changes in our tariff rates implemented by the Federal Energy Regulatory Commission or the California Public Utilities Commission;
o our ability to integrate any acquired operations into our existing operations;
o if railroads experience difficulties or delays in delivering products to the bulk terminals;
o our ability to successfully identify and close strategic acquisitions and make cost saving changes in operations;
o shut-downs or cutbacks at major refineries, petrochemical plants, utilities, military bases or other businesses that use our services;
o  the condition of the capital markets and equity markets in the United
   States; and
o the political and economic stability of the oil producing nations of the world.

      See Items 1 and 2 "Business and Properties - Risk Factors" of the Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 14, 2000 for a more detailed description of these and other factors that may affect the forward looking statements. When considering forward looking statements, you should keep in mind the risk factors described in the Form 10-K. The risk factors could cause our actual results to differ materially from those contained in any forward looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward looking statements to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 1999, in Item 7a of our 1999 Form 10-K.

                           PART II. OTHER INFORMATION

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES



ITEM 1.  Legal Proceedings

         See Part I, Item 1, Note 4 to Consolidated Financial Statements entitled "Litigation and Other Contingencies" which is incorporated herein by reference.


ITEM 2.  Changes in Securities and Use of Proceeds

         During the quarter ended September 30, 2000, we did not issue any securities that were not registered under the Securities Act of 1933, as amended.


ITEM 3.  Defaults Upon Senior Securities

         None.


ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.


ITEM 5.  Other Information

         None.


ITEM 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibits

4.1 - Certain instruments with respect to our long-term debt which relate to debt that does not exceed 10% of our total assets are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. ss.229.601. We hereby agree to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.

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


Date: November 8, 2000