Form 10-K/A
period 2000-12-31
KINDER MORGAN ENERGY PARTNERS L P
filed 2001-04-05
CIK 888228

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                   ----------

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

                                   ----------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the Common Units held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on February 28, 2001 was approximately $3,100,957,450. This figure assumes that only the general partner of the registrant, Kinder Morgan, Inc. and officers and directors of the general partner of the registrant and of Kinder Morgan, Inc. were affiliates. As of February 28, 2001, the registrant had 64,861,509 Common Units outstanding.

                       KINDER MORGAN ENERGY PARTNERS, L.P.
                                TABLE OF CONTENTS

                                                                                     PAGE NO.

                                     PART I

Items 1 and 2.    Business and Properties                                                 3

Item 3.           Legal Proceedings                                                      47

Item 4.           Submission of Matters to a Vote of Security Holders                    47

                                     PART II

Item 5.           Market for the Registrant's Units and Related Security Holder
                   Matters                                                               48

Item 6.           Selected Financial Data                                                49

Item 7.           Management's Discussion and Analysis of Financial Condition
                   and Results of Operation                                              50

Item 7a.          Quantitative and Qualitative Disclosures About Market Risk             63

Item 8.           Financial Statements and Supplementary Data                            64

Item 9.           Changes in and Disagreements on Accounting and Financial
                   Disclosure                                                            64

                                   PART III

Item 10.          Directors and Executive Officers of the Registrant                     65

Item 11.          Executive Compensation                                                 68

Item 12.          Security Ownership of Certain Beneficial Owners and Management         72

Item 13.          Certain Relationships and Related Transactions                         73


                                   PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K       75

Financial Statements                                                                    F-1

Signatures                                                                              S-1

                                     PART I

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

     o On November 30, 2000, we announced that we had signed a definitive agreement with GATX Corporation to purchase its United States pipeline and terminal businesses for approximately $1.15 billion, consisting of cash, assumed debt and other obligations. Primary assets included in the transaction are the CALNEV Pipe Line Company and the Central Florida Pipeline Company, along with 12 terminals that store refined petroleum products and chemicals. CALNEV is a 550 mile refined petroleum products pipeline system originating in Colton, California and extending to the Las Vegas, Nevada market. The Central Florida pipeline is a 195 mile refined petroleum products pipeline system consisting of a 16-inch gasoline pipeline and a 10-inch jet fuel and diesel pipeline, transporting product from Tampa to the Orlando, Florida market. The 12 terminals we are acquiring from GATX have a storage capacity of 35.6 million barrels, and the largest of these terminals are located in Houston, New York, Los Angeles and Chicago, with a total capacity of approximately 31.2 million barrels. The other terminals are located in Philadelphia, Portland, Oregon, San Francisco and Seattle. In addition, we are acquiring six other terminals from GATX with a capacity of 3.6 million barrels that are part of the CALNEV and Central Florida pipeline systems. On March 1, 2001, we announced that all of the assets in the transaction have closed, except for CALNEV, which closed on March 30, 2001.

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

     o On December 28, 2000, we entered into a definitive agreement to form a joint venture with Marathon Oil Company in the southern Permian Basin of West Texas. The joint venture was formed on January 1, 2001 and is owned 85% by Marathon Oil Company and 15% by KMCO2. The joint venture consists of a nearly 13% interest in the SACROC Unit and a 49.9% interest in the Yates oil field, the largest single interest in that Unit. In connection with the formation of the joint venture, we entered into a 10 year contract to supply Marathon with an aggregate of 30 billion cubic feet of carbon dioxide expected to be used to enhance oil recovery in the area.

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

     Refined petroleum products and related uses are:


Product                    Use
-------                    ---
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

Product             Use
-------             ---
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

     The following table sets forth volumes, in thousands of barrels, of natural gas liquids transported on our North System (excluding Heartland Pipeline Company) for delivery to the various markets for the periods indicated:

                                         YEAR ENDED DECEMBER 31,
                                2000     1999     1998     1997     1996
                               ------   ------   ------   ------   ------
Petrochemicals                  1,276    1,059    1,040    1,200      684
Refineries and line reversal   12,020   10,517   10,489   10,600    9,536
Fuels                           7,221    6,172    6,150    7,976   10,500
Other(1)                        8,154    8,379    5,532    7,399    8,126
                               ------   ------   ------   ------   ------
Total                          28,671   26,127   23,211   27,175   28,846
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

     Markets. The pipeline was built to service Westlake, a major petrochemical producer in the Lake Charles, Louisiana area under a 20-year ship-or-pay agreement that expires in 2011. The contract requires a minimum volume of 30,000 barrels per day and in 1997, the producer agreed to ship at least an additional 13,700 barrels per day for five years. Also in 1997, we expanded the Cypress Pipeline's capacity by 25,000 barrels per day to 57,000 barrels per day. Our management continues to pursue projects that could increase throughput on our Cypress Pipeline.

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

     On December 28, 2000, we announced that KMCO2 had entered into a definitive agreement to form a joint venture with Marathon Oil Company in the southern Permian Basin of west Texas. The joint venture consists of a nearly 13% interest in the SACROC unit and a 49.9% interest in the Yates oil field. The joint venture was formed on January 1, 2001, and named MKM Partners, L.P. It is owned 85% by Marathon Oil Company and 15% by KMCO2.

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

     LIMITED PARTNER UNITS

     We currently have two classes of limited partner interests: common units and Class B units. Our common units are publicly traded on the New York Stock Exchange. Our Class B units are similar to our common units except that our Class B units are not eligible for trading on the New York Stock Exchange. The holders of our Class B units have the same rights as our common unitholders with respect to, without limitation, distributions from us, voting rights and allocations of income, gain, loss or deductions. All of the outstanding Class B units were issued to KMI in connection with KMI's transfer to us of certain Natural Gas Pipeline assets effective December 31, 2000.

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

     Distributions of Cash from Operations. Our distributions of available cash constituting cash from operations with respect to any quarter will be made in the following manner:

     first, 98% to the owners of all classes of units pro rata and 2% to our general partner until the owners of all classes of units have received a total of $0.3025 per unit in cash for that quarter;

     second, 85% of any available cash then remaining to the owners of all classes of units pro rata and 15% to our general partner until the owners of all classes of units have received a total of $0.3575 per unit in cash for that quarter (the "Second Target Distribution");

     third, 75% of any available cash then remaining to the owners of all classes of units pro rata and 25% to our general partner until the owners of all classes of units have received a total of $0.4675 per unit in cash for that quarter; and

     fourth, 50% of any available cash then remaining to the owners of all classes of units pro rata, paid in cash to owners of common units and Class B units, and 50% in cash to our general partner.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS

     The following table sets forth, for the periods indicated, the high and low sale prices per common unit, as reported on the New York Stock Exchange, the principal market in which our common units are traded, and the amount of cash distributions declared per common unit.

                                     PRICE RANGE
                              -----------------------        CASH
                                 HIGH          LOW       DISTRIBUTIONS
                              ----------   ----------    -------------
             2000
             ----
             First Quarter    $  44.5625   $  38.5000   $   0.7750
             Second Quarter      39.9375      37.1250       0.8500
             Third Quarter       47.3750      39.6250       0.8500
             Fourth Quarter      56.3125      46.0000       0.9500

             1999
             ----
             First Quarter    $  37.9375   $  33.1250   $   0.7000
             Second Quarter      39.0000      33.9375       0.7000
             Third Quarter       45.3750      37.5000       0.7250
             Fourth Quarter      43.9375      39.6250       0.7250

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

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)

     The following table sets forth, for the periods and at the dates indicated, selected historical financial and operating data for us.

                                                                                YEAR ENDED DECEMBER 31,
                                                        2000(7)         1999(8)          1998(9)           1997            1996
                                                      -----------     -----------      -----------      -----------     -----------
                                                                   (In thousands, except per unit and operating data)

INCOME AND CASH FLOW DATA:
Revenues                                              $   816,442     $   428,749      $   322,617      $    73,932     $    71,250
Cost of product sold                                      124,641          16,241            5,860            7,154           7,874
Operating expense                                         190,329         111,275           77,162           17,982          22,347
Fuel and power                                             43,216          31,745           22,385            5,636           4,916
Depreciation and amortization                              82,630          46,469           36,557           10,067           9,908
General and administrative                                 60,065          35,612           39,984            8,862           9,132
                                                      -----------     -----------      -----------      -----------     -----------
Operating income                                          315,561         187,407          140,669           24,231          17,073
Earnings from equity investments                           71,603          42,918           25,732            5,724           5,675
Amortization of excess cost of equity investments          (8,195)         (4,254)            (764)              --              --
Interest (expense)                                        (97,102)        (54,336)         (40,856)         (12,605)        (12,634)
Interest income and other, net                             10,415          22,988           (5,992)            (353)          3,129
Income tax (provision) benefit                            (13,934)         (9,826)          (1,572)             740          (1,343)
                                                      -----------     -----------      -----------      -----------     -----------
Income before extraordinary charge                        278,348         184,897          117,217           17,737          11,900
Extraordinary charge                                           --          (2,595)         (13,611)              --              --
                                                      -----------     -----------      -----------      -----------     -----------
Net income                                            $   278,348     $   182,302      $   103,606      $    17,737     $    11,900
                                                      ===========     ===========      ===========      ===========     ===========
General partners' interest in net income              $   109,470     $    56,273      $    33,447      $     4,074     $       218
                                                      ===========     ===========      ===========      ===========     ===========
Limited partners' interest in net income              $   168,878     $   126,029      $    70,159      $    13,663     $    11,682
                                                      ===========     ===========      ===========      ===========     ===========
Basic Limited Partners' income per unit
      before extraordinary charge(1)                  $      2.68     $      2.63      $      2.09      $      1.02     $      0.90
                                                      ===========     ===========      ===========      ===========     ===========
Basic Limited Partners' net income per unit           $      2.68     $      2.57      $      1.75      $      1.02     $      0.90
                                                      ===========     ===========      ===========      ===========     ===========
Diluted Limited Partners' net income per unit(2)      $      2.67     $      2.57      $      1.75      $      1.02     $      0.90
                                                      ===========     ===========      ===========      ===========     ===========
Per unit cash distribution paid                       $      3.20     $      2.78      $      2.39      $      1.63     $      1.26
                                                      ===========     ===========      ===========      ===========     ===========
Additions to property, plant and equipment            $   125,523     $    82,725      $    38,407      $     6,884     $     8,575

BALANCE SHEET DATA (AT END OF PERIOD):
Net property, plant and equipment                     $ 3,306,305     $ 2,578,313      $ 1,763,386      $   244,967     $   235,994
Total assets                                          $ 4,625,210     $ 3,228,738      $ 2,152,272      $   312,906     $   303,603
Long-term debt                                        $ 1,255,453     $   989,101      $   611,571      $   146,824     $   160,211
Partners' capital                                     $ 2,117,067     $ 1,774,798      $ 1,360,663      $   150,224     $   118,344

OPERATING DATA:
Product Pipelines -
  Pacific - Mainline delivery volumes (MBbls)(3)          386,611         375,663          307,997               --              --
  Pacific - Other delivery volumes (MBbls)(3)              14,243          10,025           17,957               --              --
  Plantation - Delivery volumes (MBbls)                   226,795         214,900               --               --              --
  North System/Cypress - Delivery volumes (MBbls)          51,111          50,124           44,783           46,309          46,601
Natural Gas Pipelines - Transport volumes (Bcf)(4)          449.2           424.3               --               --              --
Carbon Dioxide Pipelines - Delivery volumes (Bcf)(5)        386.5           379.3               --               --              --
Bulk Terminals - Transload tonnage (Mtons)(6)              41,529          39,190           24,016            9,087           6,090

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

(7) Includes results of operations for KMIGT, 66 2/3% interest in Trailblazer Pipeline Company, 49% interest in Red Cedar, Milwaukee Bulk Terminals, Dakota Bulk Terminal, remaining 80% interest in KMCO2, Devon Energy carbon dioxide properties, Kinder Morgan Transmix Company, LLC, 32.5% interest in Cochin Pipeline System and Delta Terminal Services since dates of acquisition. KMIGT, Trailblazer assets, and our 49% interest in Red Cedar were acquired on December 31, 1999. Milwaukee Bulk Terminals, Inc. and Dakota Bulk Terminal, Inc. were acquired on January 1, 2000. Our remaining 80% interest in KMCO2 was acquired on April 1, 2000. The Devon Energy carbon dioxide properties were acquired on June 1, 2000. Buckeye Refining Company, LLC was acquired on October 25, 2000. Our 32.5% interest in Cochin was acquired on November 3, 2000, and Delta Terminal Services, Inc. was acquired on December 1, 2000.

(8) Includes results of operations for 51% interest in Plantation Pipe Line Company, Product Pipelines' transmix operations and 33 1/3% interest in Trailblazer Pipeline Company since dates of acquisition. Our second investment in Plantation, representing a 27% interest was made on June 16, 1999. The Product Pipelines' transmix operations were acquired on September 10, 1999, and our initial 33 1/3% investment in Trailblazer was made on November 30, 1999.

(9) Includes results of operations for Pacific operations, Kinder Morgan Bulk Terminals, Inc. and the 24% interest in Plantation Pipe Line Company since the respective dates of acquisition. The Pacific operations were acquired March 6, 1998, Kinder Morgan Bulk Terminals were acquired on July 1, 1998 and our 24% interest in Plantation Pipeline Company was acquired on September 15, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements included elsewhere in this report.

RESULTS OF OPERATIONS

     Our financial results over the past three years reflect significant growth in revenues, operating income and net income. During this timeframe, we made numerous strategic business acquisitions and experienced strong growth in our pipeline and terminal operations. The combination of targeted business acquisitions, higher capital spending, favorable economic conditions and management's continuing focus on controlling general and operating expenses across our entire business portfolio led the way to strong growth in all four of our business segments. In 2000, we reported record levels of revenue, operating income, net income and earnings per unit.

     Our net income was $278.3 million ($2.67 per diluted unit) on revenues of $816.4 million in 2000, compared to net income of $182.3 million ($2.57 per diluted unit) on revenues of $428.7 million in 1999, and net income of $103.6 million ($1.75 per diluted unit) on revenues of $322.6 million in 1998. Included in our net income for 1999 and 1998 were extraordinary charges associated with debt refinancing transactions in the amount of $2.6 million in 1999 and $13.6 million in 1998. In addition, our 1999 net income included a benefit of $10.1 million related to the sale of our 25% interest in the Mont Belvieu Fractionator, which separates natural gas liquids from natural gas, partially offset by special non-recurring charges. Our total consolidated operating income was $315.6 million in 2000, $187.4 million in 1999 and $140.7 million in 1998. Our total consolidated net income before extraordinary charges was $278.3 million in 2000, $184.9 million in 1999 and $117.2 million in 1998.

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

     PRODUCT PIPELINES

     Our Product Pipelines' segment revenues increased 34%, from $314.1 million in 1999 to $421.4 million in 2000, and net income increased 6%, from $209.0 million in 1999 to $221.2 million in 2000. The $107.3 million increase in year-to-year segment revenues includes a $90.7 million increase in revenues earned from transmix operations. The increase in transmix revenues resulted primarily from the inclusion of a full year of operations from our initial acquisition of transmix assets, acquired September 1999, and the inclusion of two months of operations from additional transmix assets acquired in late October 2000. The segment also reported revenues of $3.8 million from the inclusion of two months of operations from our investment in the Cochin pipeline system, which was acquired in November 2000. Furthermore, higher throughput volumes on both our Pacific operations and North System pipelines contributed to a $12.7 million increase in segment revenues. On our Pacific operations, average tariff rates remained relatively flat between 2000 and 1999, with an almost 3% increase in mainline delivery volumes resulting in a 3% increase in revenues. On our North System, revenues grew 14% in 2000 compared to 1999. The increase was due to an almost 10% increase in throughput revenue volumes, primarily due to strong demand from refineries in the Midwest, as well as a 5% increase in average tariff rates.

     In 1998, the Product Pipelines segment earned $156.9 million on revenues of $258.7 million. The $55.4 million increase in revenues in 1999 over 1998 relates to the inclusion in 1999 of a full year of results from our Pacific operations, acquired in March 1998, and the inclusion of almost four months of transmix operations, which were acquired in early September 1999. The acquired transmix assets produced revenues of $18.3 million in 1999. Our Pacific operations reported a revenue increase of $35.3 million in 1999 versus 1998. With a full twelve months of activity reported in 1999, total mainline throughput volumes on our Pacific operations pipelines increased 22% in 1999 compared to 1998. The higher 1999 segment revenues were partly offset by an almost 4% decrease in average tariff rates on our Pacific pipelines. The decrease in average tariff rates was mainly due to the reduction in transportation rates, effective April 1, 1999, on our Pacific operation's East Line.

     Combined operating expenses for the Product Pipelines segment, which include the segment's cost of sales, fuel, power and operating and maintenance expenses, were $172.5 million in 2000, $76.5 million in 1999 and $56.3 million in 1998. The increase in expenses in each year resulted mainly from the inclusion of our transmix operations and the higher delivery volumes on our Pacific operations pipelines. Depreciation and amortization expense was $41.7 million in 2000, $38.9 million in 1999 and $32.7 million in 1998, reflecting our acquisitions, continued investments in capital additions and pipeline expansions. Segment operating income was $193.5 million in 2000, $186.1 million in 1999 and $159.2 million in 1998. Earnings from our equity investments, net of amortization of excess costs, were $29.1 million in 2000, $21.4 million in 1999 and $5.9 million in 1998. The increases in our equity earnings each year were chiefly due to our investments in Plantation Pipe Line Company. We acquired a 24% ownership interest in Plantation Pipe Line Company in September 1998 and an additional 27% ownership interest in June 1999. Additionally, the Product Pipeline segment benefited from favorable changes in non-operating income/expense in 1999 compared to 1998, primarily the result of lower 1999 expense accruals made for our Federal Energy Regulatory Commission rate case reserve (as a result of the Federal Energy Regulatory Commission's opinion relating to an outstanding rate case dispute), 1999 insurance recoveries and favorable adjustments to employee post-retirement benefit liabilities.

     We are parties to proceedings at the Federal Energy Regulatory Commission and the California Public Utilities Commission that challenge our tariffs on our Pacific operations. The FERC complaint seeks approximately $105 million in tariff refunds and approximately $35 million in prospective annual tariff reductions. The CPUC complaint seeks approximately $17 million in tariff refunds and approximately $10 million in prospective annual tariff reductions. Decisions regarding these complaints could negatively impact our cash flow. Additional challenges to tariff rates could be filed with the Federal Energy Regulatory Commission and California Public Utilities Commission in the future. We believe we have meritorious defenses in the proceedings challenging our pipeline tariffs, and we are defending these proceedings vigorously. We believe the ultimate resolutions of these proceedings will be materially more favorable than the outcomes sought by the protesting shippers.

     NATURAL GAS PIPELINES

     Our Natural Gas Pipelines segment reported earnings of $112.9 million on revenues of $173.0 million in 2000. These results were produced from assets that we acquired from Kinder Morgan, Inc. on December 31, 1999. For comparative purposes, transported gas volumes on our natural gas assets increased almost 6% in 2000 compared with 1999 when these assets were owned by Kinder Morgan, Inc. The overall increase includes an almost 9% increase in volumes shipped on the Trailblazer Pipeline. Higher capacity to receive natural gas on the Trailblazer Pipeline during 2000 resulted in an increase in the available quantity of gas delivered to the Trailblazer Pipeline. Segment operating expenses totaled $51.2 million in 2000 and segment operating income was $97.2 million. Earnings for 2000 from the segment's 49% equity investment in Red Cedar Gathering Company, net of amortization of excess costs, were $15.0 million.

     Segment results for 1999 and 1998 primarily represent activity from our since divested partnership interest in the Mont Belvieu fractionation facility. Segment earnings of $16.8 million in 1999 includes $2.5 million in equity earnings from our 25% interest in the Mont Belvieu Fractionator and $14.1 million from our third quarter gain on the sale of that interest to Enterprise Products Partners, L.P. In 1998, the segment reported earnings of $4.9 million, including equity income of $4.6 million. This amount represents earnings from our interest in the Mont Belvieu facility for a full twelve-month period.

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

     The Bulk Terminals segment reported earnings of $37.6 million in 2000, $35.0 million in 1999 and $19.2 million in 1998. Segment revenues were $132.8 million in 2000, $114.6 million in 1999 and $62.9 million in 1998. In addition to our acquisitions made in 2000, which generated revenues of $11.4 million, our Bulk Terminals segment's overall increases in year-to-year revenues were due to a 10% increase in coal transfer revenues earned by the segment's Cora and Grand Rivers coal terminals in 1999 and 2000. Combined, these two coal terminals reported a $2.0 million increase in transfer revenues in 2000 over 1999 due to a 6% increase in coal volumes accompanied by a 4% increase in average coal transfer rates. A $1.7 million increase in 1999 transfer revenues over 1998 transfer revenues resulted from an 18% increase in coal volumes handled at the terminals, partially offset by a 7% decrease in average transfer rates. The growth in the Bulk Terminals segment revenues over the two-year period was partially offset by lower revenue from coal marketing activities.

     Bulk Terminals combined operating expenses totaled $81.7 million in 2000 compared to $66.6 million in 1999 and $36.9 million in 1998. The increase in 2000 versus 1999 was the result of acquisitions made in 2000, higher operating expenses associated with the transfer of higher coal volumes and an increase in fuel costs. The increase in 1999 compared to 1998 was the result of including a full year of operations for Kinder Morgan Bulk Terminals, Inc., partially offset by higher 1998 cost of sales expenses related to purchase/sale marketing contracts. Depreciation and amortization expense was $9.6 million in 2000, $7.5 million in 1999 and $3.9 million in 1998. The increases in depreciation were primarily due to the addition of Kinder Morgan Bulk Terminals, Inc. and the Pier IX and Shipyard River terminals in 1998 and the Milwaukee and Dakota Bulk Terminals in 2000, and higher property balances as a result of increased capital spending.

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

     o Cost Reductions. We have reduced by approximately 15 percent the total operating, maintenance, general and administrative expenses of those operations that we owned at the time Kinder Morgan (Delaware), Inc. acquired our general partner in February 1997. In addition, we have made similar percentage reductions in the operating, maintenance, general and administrative expenses of many of the businesses and assets that we acquired since February 1997, including our Pacific operations and Plantation Pipe Line Company. Generally, these reductions in expense have been achieved by eliminating functions which we and the acquired businesses each maintained prior to their combination. We expect to make similar percentage reductions in expenses of the recently acquired GATX pipelines and terminals and intend to continue to seek further reductions throughout our businesses where appropriate.

     o Internal Growth. We intend to expand the operations of our current facilities. We have taken a number of steps that management believes will increase revenues from existing operations, including the following:

          o completed the expansion of our San Diego Line in June 2000. The expansion project cost approximately $18 million and consisted of the construction of 23 miles of 16-inch diameter pipe and other appurtenant facilities. The new facilities will increase capacity on our San Diego Line by approximately 25%;

          o entered into an agreement to provide pipeline transportation services on the North System for Aux Sable Liquid Products, L.P. in the Chicago area beginning in the first quarter of 2001;

          o constructed a multi-million dollar cement import and distribution facility at the Shipyard River terminal, which was completed in the fourth quarter of 2000, as part of a 30 year cement contract with Blue Circle Cement;

          o announced an expansion project on the Trailblazer Pipeline in August 2000. The project will involve the installation of two new compressor stations and the addition of horsepower at an existing compressor station; and

          o continued a $13 million upgrade to the coal loading facilities at the Cora and Grand Rivers coal terminals. The two terminals handled an aggregate of 17.0 million tons of coal during 2000 compared with 16.0 million tons in 1999.

     o Strategic Acquisitions. Since January 1, 2000, we have made the following acquisitions:

          o    Milwaukee Bulk Terminals, Inc.                  January 1, 2000

          o    Dakota Bulk Terminal, Inc.                      January 1, 2000

          o    Kinder Morgan CO2 Company, L.P. (80%)           April 1, 2000

          o    CO2                                             June 1, 2000

          o    Transmix Assets                                 October 25, 2000

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

          o    Kinder Morgan Texas Pipeline L.P.               December 21, 2000

          o    Casper-Douglas Gas Gathering and Processing
               Assets                                          December 21, 2000

          o    Coyote Gas Treating, LLC (50%)                  December 21, 2000

          o    Thunder Creek Gas Services, LLC (25%)           December 21, 2000

          o    CO2 Investment to be contributed to
               Joint Venture with Marathon                     December 28, 2000

          o    Colton Transmix Processing Facility (50%)       December 31, 2000

          o    GATX Domestic Pipelines and Terminals           March 1, 2001 and
                                                               March 30, 2001

          o    Pinney Dock and Transportation Company          March 13, 2001

     The costs and methods of financing for each significant acquisition are discussed under "Capital Requirements for Recent Transactions."

     We regularly seek opportunities to make additional strategic acquisitions, to expand existing businesses and to enter into related businesses. We periodically consider potential acquisition opportunities as they are identified. We cannot assure you that we will be able to consummate any such acquisition. Our management anticipates that we will finance acquisitions by borrowings under our bank credit facilities or by issuing commercial paper, and subsequently reduce these short term borrowings by issuing new debt securities and/or units.

     On January 17, 2001, we announced a quarterly distribution of $0.95 per unit for the fourth quarter of 2000. The distribution for the fourth quarter of 1999 was $0.725 per unit.

     On March 15, 2001, we announced our intention to increase the quarterly distribution for the first quarter of 2001 to $1.00 per common unit, or $4.00 per common unit on an annualized basis.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, expansion capital expenditures, and quarterly distributions to our unitholders and general partner. In addition to utilizing cash generated from operations, we could meet our cash requirements through borrowings under our credit facilities or issuing short-term commercial paper, long-term notes or additional units. We expect to fund:

     o future cash distributions and sustaining capital expenditures with existing cash and cash flows from operating activities;

     o expansion capital expenditures through additional borrowings or issuance of additional units;

     o    interest payments from cash flows from operating activities; and

     o debt principal payments with additional borrowings as they become due or by the issuance of additional units.

     At December 31, 2000, our current commitments for capital expenditures were approximately $37 million. This amount has primarily been committed for the purchase of plant and equipment. We expect to fund these commitments through additional borrowings or the issuance of additional units. All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary.

     OPERATING ACTIVITIES

     Net cash provided by operating activities was $301.6 million in 2000 compared to $182.9 million in 1999. The $118.7 million increase in our period-to-period cash flows from operations resulted from a net increase of $118.5 million in cash receipts from the sales of services and products, net of cash operating expenses. Higher net cash flows generated from sales and expenses were primarily due to the business acquisitions and capital investments we made during 2000. Other significant year-to-year changes in cash from operating activities include:

     o    a $52.5 million payment of accrued rate refund liabilities;

     o a $20.3 million increase in collections of trade receivables, net of payments on trade payables;

     o    a $13.8 million increase in distributions from equity investments; and

     o    a $11.3 million net increase in insurance receivables.

     The payment of the rate refunds was made under settlement agreements with shippers on our natural gas pipelines. Higher cash inflows from collections on accounts receivable, net of accounts payable payments, were mainly due to collections from our natural gas pipelines, which were included in our 2000 operating results. The increase in distributions from equity investments was mainly due to distributions we received in 2000 from our 50% ownership interest in Cortez Pipeline Company and our 49% ownership interest in Red Cedar Gathering Company. Following our acquisition of the remaining ownership interest in Kinder Morgan CO2 Company, L.P. on April 1, 2000, we accounted for our investment in Cortez Pipeline Company under the equity method of accounting. We acquired our interest in Red Cedar Gathering Company from Kinder Morgan, Inc. on December 31, 1999. The overall increase in distributions from equity investments was partially offset by the absence of distributions from our original 20% interest in Kinder Morgan CO2 Company, L.P. from April 1, 2000 through December 31, 2000 due to the fact we no longer accounted for this investment on an equity basis. The increase in cash flows from insurance receivables reflects higher collections on our Pacific operations' insurance receivables.

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

     o a $53.4 million payment for our interests in the Canyon Reef Carriers CO2 Pipeline and SACROC oil field; and

     o a $45.7 million payment for the acquisition of Kinder Morgan Transmix Company, LLC formerly Buckeye Refining Company, LLC.

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

     Our 2000 investment outlays included:

     o $34.2 million for a 7.5% interest in the Yates oil field subsequently contributed to the carbon dioxide joint venture with Marathon Oil Company;

     o $44.6 million for our 25% interest in Thunder Creek Gas Services, LLC and our 50% interest in Coyote Gas Treating, LLC.

     Our 1999 investment outlays consisted of:

     o $124.2 million for a 27% interest in Plantation Pipe Line Company (increasing our interest to 51%); and

     o    $37.6 million for a one-third interest in Trailblazer Pipeline
          Company.

     FINANCING ACTIVITIES

     Net cash provided by financing activities amounted to $915.3 million in 2000, an increase of $893.3 million from the prior year that was mainly the result of an additional $817.1 million we received from overall debt financing activities. The increase in borrowings was mainly due to 2000 acquisitions. We completed a private placement of $400 million in debt securities during the first quarter of 2000, resulting in a cash inflow of $397.9 million, net of discounts and issuing costs. We completed a second private placement of $250 million in debt securities during the fourth quarter of 2000, resulting in a cash inflow of $246.8 million, net of discounts and issuing costs. In addition, we received $171.4 million as proceeds from our issuance of units during 2000, most significantly realized from our public offering of 4,500,000 common units on April 4, 2000. The overall increase in funds provided by our financing activities was partially offset by a $102.8 million increase in our distributions to partners. Distributions to all partners increased to $293.6 million in 2000 compared to $190.8 million in 1999. The increase in distributions was due to:

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

     PARTNERSHIP DISTRIBUTIONS

     Our partnership agreement requires that we distribute 100% of our available cash to our partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Our available cash consists generally of all of our cash receipts, including cash received by our operating partnerships, less cash disbursements and net additions to reserves (including any reserves required under debt instruments for future principal and interest payments) and amounts payable to the former general partner of Santa Fe Pacific Pipeline, L.P. in respect of its 0.5% interest in SFPP, L.P.

     Our general partner is granted discretion by our partnership agreement to establish, maintain and adjust reserves for future operating expenses, debt service, maintenance capital expenditures, rate refunds and distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated. When our general partner determines our quarterly distributions, they consider current and expected reserve needs along with current and expected cash flows to identify the appropriate sustainable distribution level. For 1998, 1999, and 2000 we distributed 93%, 97%, and 102%, of the total of cash receipts less cash disbursements, respectively. The difference between these numbers and 100% reflects net additions to or reductions in reserves.

     Our available cash is initially distributed 98% to our limited partners and 2% to our general partner, Kinder Morgan G.P., Inc. These distribution percentages are modified to provide for incentive distributions to be made to our general partner in the event that quarterly distributions to unitholders exceed certain specified targets.

     Our available cash for each quarter is distributed:

     o first, 98% to the owners of all classes of units pro rata and 2% to our general partner until the owners of all classes of units have received a total of $0.3025 per unit in cash for that quarter;

     o second, 85% of any available cash then remaining to the owners of all classes of units pro rata and 15% to our general partner until the owners of all classes of units have received a total of $0.3575 per unit in cash for that quarter;

     o third, 75% of any available cash then remaining to the owners of all classes of units pro rata and 25% to our general partner until the owners of all classes of units have received a total of $0.4675 per unit in cash for that quarter; and

     o fourth, 50% of any available cash then remaining to the owners of all classes of units pro rata, paid in cash to owners of all classes of common units, and 50% in cash to our general partner.

     Incentive distributions are generally defined as all cash distributions made to our general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner's incentive distributions declared by us for 2000 were $107,764,885, while the incentive distributions paid during 2000 were $89,399,771.

     DEBT AND CREDIT FACILITIES

     Our debt and credit facilities as of December 31, 2000, consist primarily of:

     o a $600 million unsecured 364-day credit facility due October 25, 2001, which also supports a commercial paper program of equivalent size;

     o a $300 million unsecured five-year credit facility due September 29, 2004;

     o    $200 million of Floating Rate Senior Notes due March 22, 2002;

     o    $200 million of 8.00% Senior Notes due March 15, 2005;

     o    $250 million of 6.30% Senior Notes due February 1, 2009;

     o    $250 million of 7.50% Senior Notes due November 1, 2010;

     o $20.2 million of Senior Secured Notes due September 2002 (Trailblazer Pipeline Company, of which we own 66 2/3%, is the obligor on the notes);

     o $119 million of Series F First Mortgage Notes due December 2004 (our subsidiary, SFPP L.P., is the obligor on the notes); and

     o $23.7 million of tax-exempt bonds due 2024 (our subsidiary, Kinder Morgan Operating L.P. "B," is the obligor on these bonds).

     First Union National Bank is the administrative agent under the $600 million and $300 million credit facilities referred to above.

     Interest on borrowings is payable quarterly. Interest on the credit facilities accrues at our option at a floating rate equal to either:

     o First Union National Bank's base rate (but not less than the Federal Funds Rate, plus .5%) (As of March 31, 2001, First Union National Bank's base rate was 8.0%); or

     o LIBOR, plus a margin, which varies depending upon the credit rating of our long-term senior unsecured debt (As of March 31, 2001, we could borrow for one month at a rate of 5.5% under the 364-day facility and 5.55% under the 5-year facility).

     These rates have decreased since the beginning of the year as short-term interest rates have fallen. The five-year credit facility also permits us to obtain bids for fixed rate loans from members of the lending syndicate.

     The credit facilities include the following restrictive covenants:

     o requirements to maintain certain financial ratios; total debt divided by EBITDA for the prior four quarters may not exceed 4.5 prior to July 1, 2001 and 4.0 thereafter and EBITDA for the prior four quarters divided by interest expense for the prior four quarters may not fall below 3.0 prior to July 1, 2001 and 3.5 thereafter;

     o restrictions on the type of additional indebtedness that may be incurred and on the incurrence of additional indebtedness of our subsidiaries;

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

     We are in compliance with these covenants.

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

     o $34 million borrowed to fund the purchase price of our 7.5% interest in the Yates oil field in December 2000; and

     o    $83.6 million borrowed to fund expansion capital projects.

     Our short-term debt at December 31, 2000, consisted of:

     o $582 million of borrowings under our unsecured 364-day credit facility due October 25, 2001;

     o    $52 million of commercial paper borrowings;

     o    $35 million under SFPP L.P.'s 10.70% Series F First Mortgage Notes;
          and

     o    $14.6 million in other borrowings.

     During 2000, our cash used for acquisitions and expansions exceeded $600 million. Historically, we have utilized our short-term credit facilities to fund acquisitions and expansions and then refinanced our short-term borrowings utilizing long-term credit facilities and by issuing equity or long-term debt securities. We intend to refinance our short-term debt during 2001 through a combination of long-term debt and equity. Based on prior successful short-term debt refinancings and current market conditions, we do not anticipate any liquidity problems.

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

     At December 31, 2000, the outstanding balance under SFPP, L.P.'s Series F notes was $119.0 million. The annual interest rate on the Series F notes is 10.70%, the maturity is December 2004, and interest is payable semiannually in June and December. The Series F notes are payable in annual installments of $39.5 million in 2001, $42.5 million in 2002 and $37.0 million in 2003. The Series F notes may also be prepaid in full or in part at a price equal to par plus, in certain circumstances, a premium. The Series F notes are secured by mortgages on substantially all of the properties of SFPP, L.P. The Series F notes contain certain covenants limiting the amount of additional debt or equity that may be issued by SFPP, L.P. and limiting the amount of cash distributions, investments, and property dispositions by SFPP, L.P.

     At December 31, 1999, the outstanding balance under SFPP, L.P.'s bank credit facility was $174 million. On August 11, 2000, we replaced the outstanding balance under SFPP, L.P.'s secured credit facility with a $175 million unsecured borrowing under our five-year credit facility. SFPP, L.P. executed a $175 million intercompany note in our favor to evidence this obligation.

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

     From time to time we issue long-term debt securities. All of our long-term debt securities issued to date, other than those issued under our revolving credit facilities, generally have the same terms except for interest rates, maturity dates and prepayment restrictions. All of our outstanding debt securities are unsecured obligations that rank equally with all of our other senior debt obligations. Our outstanding debt securities as of December 31, 2000, consist of the following:

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

     On September 23, 1992, pursuant to the terms of a Note Purchase Agreement, Trailblazer Pipeline Company issued and sold an aggregate principal amount of $101 million of Senior Secured Notes to a syndicate of fifteen insurance companies. Trailblazer Pipeline Company provided security for the notes principally by an assignment of certain Trailblazer Pipeline Company transportation contracts. Effective April 29, 1997, Trailblazer Pipeline Company amended the Note Purchase Agreement. This amendment allowed Trailblazer Pipeline Company to include several additional transportation contracts as security for the notes, added a limitation on the amount of additional money that Trailblazer Pipeline Company could borrow and relieved Trailblazer Pipeline Company from its security deposit obligation. At December 31, 2000, Trailblazer Pipeline Company's outstanding balance under the Senior Secured Notes was $20.2 million. The Senior Secured Notes have a fixed annual interest rate of 8.03% and will be repaid in semiannual installments of $5.05 million from March 1, 2001 through September 1, 2002, the final maturity date. Interest is payable semiannually in March and September. Pursuant to the terms of this Note Purchase Agreement, Trailblazer Pipeline Company partnership distributions are restricted by certain financial covenants. Currently, Trailblazer Pipeline Company's proposed expansion project is pending before the Federal Energy Regulatory Commission. If the expansion is approved, which is expected in the first quarter of 2001, we plan to refinance these notes.

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

     Carbon Dioxide Assets. On June 1, 2000, we acquired an interest in SACROC oil field and Canyon Reef Carrier CO2 Pipeline assets from Devon Energy Production Company, L.P. for approximately $55 million before purchase price adjustments. We borrowed the necessary funds under our commercial paper program.

     Transmix Operations. On October 25, 2000, we acquired Kinder Morgan Transmix Company, LLC, formerly known as Buckeye Refining Company, LLC, for $45.6 million after purchase price adjustments. We borrowed the necessary funds under our commercial paper program.

    Delta Terminal Services, Inc. Effective on December 1, 2000, we acquired Delta Terminal Services, Inc. for $114.1 million. We borrowed $114 million under our credit facilities and our commercial paper program to fund this acquisition.

     Cochin Pipeline. On November 3, 2000, we acquired a 32.5% ownership interest in the Cochin Pipeline system for $120.5 million from NOVA Chemicals Corporation. We borrowed $118 million under our credit facilities to partially fund this acquisition.

     Colton Transmix Processing Facility. On December 31, 2000 we acquired an additional 50% ownership interest in the Colton Transmix Processing Facility from Duke Energy Merchants for $11.2 million. We borrowed the necessary funds under our commercial paper program.

     Carbon Dioxide Joint Venture With Marathon Oil Company. On December 28, 2000, we paid $34.2 million for a 7.5% interest in the Yates oil field which was subsequently contributed to a carbon dioxide joint venture with Marathon Oil Company. The joint venture was formed on January 1, 2001. We borrowed $34 million under our credit facilities to fund this acquisition.

     Natural Gas Pipelines. On December 31, 2000, we acquired certain assets of Kinder Morgan Inc. for approximately $349.0 million in aggregate consideration consisting of $192.7 million, 0.64 million common units and 2.7 million Class B units. We borrowed $193 million under our credit facilities to fund the cash portion of the purchase price.

     GATX Acquisition. On February 22, 2001, we entered into an additional $1.1 billion unsecured credit facility that expires on December 31, 2001 with a syndicate of financial institutions to fund the GATX acquisition. With the proceeds from issuing $1 billion in notes described below, on March 23, 2001, this facility was reduced by $600 million to $500 million. This facility supports the issuance of commercial paper used to finance the GATX acquisition. Following the closing of this offering, we expect to terminate this facility. First Union National Bank, an affiliate of First Union Securities, Inc., is the administrative agent under this facility. As of March 31, 2001, we could borrow for one month at a rate of 5.5% under this 364-day facility. We issued $700 million of 6.75% notes due 2011 and $300 million of 7.40% notes due 2031 and applied the proceeds to retire short-term debt used to fund the GATX acquisition.

      Pinney Dock. On March 13, 2001, we purchased Pinney Dock and Transportation Company for approximately $41.5 million in cash. We borrowed the necessary funds under our commercial paper program.

     RISK MANAGEMENT

     The following discussion should be read in conjunction with note 14 to the Consolidated Financial Statements included elsewhere in this report.

     To minimize the risk of price changes in the crude oil, natural gas liquids and natural gas and associated transportation markets, we use certain financial instruments for hedging purposes. These instruments include energy products traded on the New York Mercantile Exchange and over-the-counter markets including, but not limited to, futures and options contracts, fixed-price swaps and basis swaps. We are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments but, given their existing credit ratings, we do not expect any counterparties to fail to meet their obligations. The credit ratings of the parties from whom we purchase financial instruments are as follows:

                                                   Credit Rating
                                                   -------------
Enron North American, Corp.                            BBB+
Reliant Energy Services, Inc.                          BBB
AEP Energy Services, Inc.                               A-

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

                                                     Summary Compensation Table

                                                 Annual Compensation                  Long-Term Compensation
                                                                                              Awards
                                           --------------------------------        -----------------------------
                                                                                                        Units/
                                                                                   Restricted         KMI Shares
                                                                                     Stock            Underlying     All Other
Name and Principal Position                Year       Salary       Bonus(2)         Awards(3)           Options    Compensation(6)
---------------------------                ----      --------      --------        ----------         ----------   ---------------

Richard D. Kinder(1)                       2000      $      1      $     --         $     --                  --      $     --
   Director, Chairman and CEO              1999       150,003            --               --                  --         7,554
                                           1998       200,004            --               --                  --        13,584

David G. Dehaemers, Jr                     2000       200,000       300,000(4)       498,750           0/150,000(5)     10,920
   Vice President,                         1999       161,249       250,000(4)            --           0/250,000         7,408
      Corporate Development                1998       141,247       200,000               --                  --        34,393

Michael C. Morgan                          2000       200,000       300,000(4)       498,750           0/150,000(5)     10,836
   Vice President,                         1999       161,249       250,000(4)            --           0/250,000         7,408
      Strategy and Investor Relations      1998       141,247       200,000               --                  --        50,421

William V. Allison                         2000       200,000       300,000          498,750                  --        11,466
   President,                              1999       192,497       250,000               --           0/250,000         9,335
      Natural Gas Pipelines                1998        99,998       200,000               --            10,000/0        11,366

Joseph Listengart(7)                       2000       181,250       225,000          498,750             0/6,300        10,798
   Vice President,                         1999       124,336       175,000               --           0/175,000         5,890
      General Counsel and Secretary        1998       124,007       140,436               --             5,000/0        78,620

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

                                      Aggregated Unit Option Exercises in 2000,
                                         and 2000 Year-End Unit Option Values

                                                             Number of Units
                                                           Underlying Unexercised           Value of Unexercised
                                                                Options at                  In-the-Money Options
                         Units Acquired       Value            2000 Year-End                 at 2000 Year-End(1)
Name                       on Exercise       Realized   Exercisable      Unexercisable    Exercisable  Unexercisable
----                     --------------      --------   -----------      -------------    -----------  -------------

William V. Allison              --              --         6,000             4,000          $139,125      $ 92,750

Joseph Listengart               --              --         3,000             2,000          $ 65,250      $ 43,500

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

                                                     KMI Stock Option Grants in 2000

                               Number of     % of Total                                 Potential Realizable Value
                               Securities      Options                                    at Assumed Annual Rates
                               Underlying     Granted to   Exercise                     of Stock Price Appreciation
                                Options       Employees     Price       Expiration          for Option Term(1)
Name                            Granted        in 2000     Per Share       Date             5%              10%
----                           ----------    -----------   ---------    -----------     -----------      ----------

David G. Dehaemers, Jr          150,000          12.8%      $33.125      04/20/2010      $3,124,820      $7,918,908

Michael C. Morgan               150,000          12.8%      $33.125      04/20/2010      $3,124,820      $7,918,908

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

                                                 Aggregated KMI Stock Option
                                                 Exercises in 2000, and 2000
                                               Year-End KMI Stock Option Values

                                                               Number of Shares
                                                            Underlying Unexercised                Value of Unexercised
                                                                   Options at                      In-the-Money Options
                         Shares Acquired       Value              2000 Year-End                     at 2000 Year-End(1)
Name                       on Exercise        Realized    Exercisable       Unexercisable     Exercisable       Unexercisable
----                     ---------------      --------    -----------       -------------     -----------       -------------
David G. Dehaemers, Jr           --              --         212,500            187,500         $4,632,813         $5,320,313

Michael C. Morgan                --              --         212,500            187,500         $4,632,813         $5,320,313

William V. Allison               --              --          62,500            187,500         $1,773,438         $5,320,313

Joseph Listengart                --              --          43,750            131,250         $1,241,406         $3,724,219

(1) Calculated on the basis of the fair market value of the underlying shares at year-end, minus the exercise price.

    Cash Balance Retirement Plan. Effective January 1, 2001, employees of our general partner became eligible to participate in a new Cash Balance Retirement Plan. Certain employees continue to accrue benefits through a career-pay formula, "grandfathered" according to age and years of service on December 31, 2000, or collective bargaining arrangements. All other employees accrue benefits through a personal retirement account in the new Cash Balance Retirement Plan. Employees with prior service and not grandfathered convert to the Cash Balance Retirement Plan and are credited with the current fair value of any benefits they have previously accrued through the defined benefit plan. On January 1, 2001, we commenced contributions on behalf of these employees equal to 3% of eligible compensation every pay period. In addition, we may make discretionary contributions to the plan based on our performance. Interest is credited to the employee's personal retirement account at the 30-year U.S. Treasury bond rate in effect each year. Employees will be fully vested in the plan after five years, and they may take a lump sum distribution upon termination of employment or retirement.

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

                                                   Amount and Nature of Beneficial Ownership(1)

                                                    Common Units                  Class B Units              KMI Voting Stock
                                               -----------------------       ----------------------      ------------------------
                                                 Number       Percent          Number      Percent          Number       Percent
                                               of Units(2)    of Class       of Units(3)   of Class      of Shares(4)    of Class
                                               -----------    --------       -----------   --------      ------------    --------

Richard D. Kinder(5)                              145,000            *             --          --         23,989,992      20.87%

William V. Morgan(6)                                2,000            *             --          --          4,500,000       3.92%

Edward O. Gaylord(7)                               19,000            *             --          --                 --         --

Gary L. Hultquist(8)                                2,500            *             --          --                 --         --

Perry M. Waughtal                                  10,000            *             --          --             10,000            *

William V. Allison(9)                               6,000            *             --          --             85,000            *

David G. Dehaemers, Jr.(10)                         4,000            *             --          --            197,500            *

Joseph Listengart(11)                               4,699            *             --          --             49,050            *

Michael C. Morgan(12)                               2,500            *             --          --            223,500            *

Directors and Executive                           261,765            *             --          --         29,227,690      25.29%
     Officers as a group (13 persons)(13)

Goldman, Sachs & Co.(14)                        4,894,303       7.55%              --          --                 --         --

Kinder Morgan, Inc.(15)                        11,312,000      17.44%       2,656,700      100.00%                --         --

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      Financial Statements - See "Index to Financial Statements" set forth on page F-1.

      Financial Statement Schedules

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                SCHEDULE II. - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                                              Year Ended December 31, 2000
                                   -----------------------------------------------------------------------------------
                                    Balance at                  Additions                                   Balance at
                                   Beginning of   Charged to costs     Charged to                             End of
                                     Period         and expenses    other accounts(1)   Deductions(2)          Period
                                   ------------   ----------------  -----------------   -------------       ----------

Allowance for Doubtful Accounts      $ 6,717           $    --           $ 2,718           $(5,284)           $ 4,151

(1) Additions represent the allowance recognized when we acquired our Natural Gas Pipelines.

(2) Deductions represent the write-off of receivables and the revaluation of the allowance account.

                                                            Year Ended December 31, 1999
                                  ----------------------------------------------------------------------------------
                                   Balance at                   Additions                                 Balance at
                                  Beginning of    Charged to costs    Charged to                            End of
                                     Period         and expenses    other accounts    Deductions(1)         Period
                                  ------------    ----------------  --------------    -------------       ----------

Allowance for Doubtful Accounts      $ 9,883           $   --           $   --           $(3,166)           $ 6,717

(1) Deductions represents the write-off of receivables and the revaluation of the allowance account.

                                                                    Year Ended December 31, 1998
                                     --------------------------------------------------------------------------------------------
                                      Balance at                      Additions                                        Balance at
                                     Beginning of       Charged to costs       Charged to                                End of
                                        Period            and expenses      other accounts(1)      Deductions            Period
                                     ------------       ----------------    -----------------      ----------          ----------

Allowance for Doubtful Accounts        $     --             $     --             $9,883             $     --             $9,883

(1) Additions of $5,441 represent the allowance recognized when we acquired our Pacific operations and our Bulk Terminals. Additions of $4,442 represent a revaluation of the allowance account.

      (a)(3) EXHIBITS

       *2.1     -   Stock Purchase Agreement dated November 30, 2000 between
                    GATX Rail Corporation, GATX Terminals Holding Corporation and Kinder Morgan Energy Partners, L.P. (filed as Exhibit
                    99(b) to the Partnership's Current Report on Form 8-K filed
                    December 1, 2000)

       *3.1     -   Second Amended and Restated Agreement of Limited Partnership
                    of Kinder Morgan Energy Partners, L.P. effective as of
                    February 14, 1997 (filed as Exhibit 3.1 to Amendment No. 1 to Kinder Morgan Energy Partners, L.P. Registration
                    Statement on Form S-4, file No. 333-46709, filed on
                    April 14, 1998)

       *3.2     -   Amendment No. 1 to Second Amended and Restated Agreement of
                    Limited Partnership of Kinder Morgan Energy Partners, L.P.
                    dated as of January 20, 2000 (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K filed
                    January 20, 2000).

        3.3     -   Amendment No. 2 to Second Amended and Restated Agreement of
                    Limited Partnership of Kinder Morgan Energy Partners, L.P.
                    dated as of December 21, 2000.

       *4.1     -   Specimen Certificate evidencing Common Units representing
                    Limited Partner Interests (filed as Exhibit 4.1 to Amendment
                    No. 1 to Kinder Morgan Energy Partners, L.P. Registration
                    Statement on Form S-4, file No. 333-44519, filed on
                    February 4, 1998).

       *4.2     -   Indenture dated as of January 29, 1999 among Kinder Morgan
                    Energy Partners, L.P., the guarantors listed on the signature page thereto and U.S. Trust Company of Texas, N.A., as trustee, relating to Senior Debt Securities (filed as Exhibit 4.1 to the Partnership's Current Report on Form
                    8-K filed February 16, 1999 (the "February 16, 1999 Form
                    8-K")).

       *4.3     -   First Supplemental Indenture dated as of January 29, 1999
                    among Kinder Morgan Energy Partners, L.P., the subsidiary guarantors listed on the signature page thereto and U.S.
                    Trust Company of Texas, N.A., as trustee, relating to $250,000,000 of 6.30% Senior Notes due February 1, 2009
                    (filed as Exhibit 4.2 to the February 16, 1999 Form 8-K).

       *4.4     -   Second Supplemental Indenture dated as of September 30,
                    1999 among Kinder Morgan Energy Partners, L.P. and U.S.
                    Trust Company of Texas, N.A., as trustee, relating to release of subsidiary guarantors under the $250,000,000 of 6.30% Senior Notes due February 1, 2009 (filed as Exhibit
                    4.4 to the Partnership's Form 10-Q for the quarter ended
                    September 30, 1999 (the "1999 Third Quarter Form 10-Q")).

       *4.5     -   Indenture dated March 22, 2000 between Kinder Morgan
                    Energy Partners and First Union National Bank, as Trustee
                    (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.
                    Registration Statement on Form S-4 (file no. 333-35112) filed on April 19, 2000 (the "April 2000 Form S-4")).

       *4.6     -   Form of Floating Rate Note and Form of 8% Note (contained
                    in the Indenture filed as Exhibit 4.1 to the April 2000
                    Form S-4).

       *4.7     -   Registration Rights Agreement dated March 22, 2000 among
                    Kinder Morgan Energy Partners, Goldman, Sachs & Co.,
                    Merrill Lynch & Co., Banc of America Securities LLC and
                    First Union Securities, Inc. (filed as Exhibit 4.3 to the April 2000 Form S-4).

        4.8     -   Indenture dated November 8, 2000 between Kinder Morgan
                    Energy Partners and First Union National Bank, as Trustee.

        4.9     -   Form of 7.50% Note (contained in the Indenture filed as
                    Exhibit 4.8).

        4.10    -   Registration Rights Agreement dated November 8, 2000
                    between Kinder Morgan Energy Partners and Banc of America
                    Securities LLC.

        4.11    -   Indenture dated January 2, 2001 between Kinder Morgan
                    Energy Partners and First Union National Bank, as trustee, relating to Senior Debt Securities (including form of Senior
                    Debt Securities).

        4.12    -   Indenture dated January 2, 2001 between Kinder Morgan
                    Energy Partners and First Union National Bank, as trustee, relating to Subordinate Debt Securities (including form of Subordinate Debt Securities).

        4.13    -   Certain instruments with respect to long-term debt of the
                    Partnership and its consolidated subsidiaries which relate to debt that does not exceed 10% of the total assets of the Partnership and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation
                    S-K, 17 C.F.R. Section 229.601. The Partnership hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.

      *10.1     -   Kinder Morgan Energy Partners, L.P. Common Unit Option Plan
                   (filed as Exhibit 10.6 to the Partnership's 1997 Form 10-K).

      *10.2     -   Employment Agreement with William V. Morgan (filed as
                    Exhibit 10.1 to the Partnership's Form 10-Q for the quarter ended March 31, 1997).

      *10.3     -   Kinder Morgan Energy Partners L.P. Executive Compensation
                    Plan (filed as Exhibit 10 to the Partnership's Form 10-Q for the quarter ended June 30, 1997).

      *10.4     -   Employment Agreement dated April 20, 2000, by and among
                    Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and
                    David G Dehaemers, Jr. (filed as Exhibit 10(a) to Kinder
                    Morgan, Inc.'s Form 10-Q for the quarter ended March
                    31, 2000).

      *10.5     -   Employment Agreement dated April 20, 2000, by and among
                    Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and
                    Michael C. Morgan (filed as Exhibit 10(b) to Kinder Morgan,
                    Inc.'s Form 10-Q for the quarter ended March 31, 2000).

     * 10.6     -   Intrastate Pipeline system Lease, dated December 31, 1996, between MidCon Texas Pipeline, L.P. and MidCon Texas
                    Pipeline Operator, Inc. (filed as Exhibit 10(y) to Kinder
                    Morgan, Inc.'s 1997 Form 10-K).

     * 10.7     -   Amendment Number One to Intrastate Pipeline system Lease,
                    dated December 31, 1996, between MidCon Texas Pipeline,
                    L.P. and MidCon Texas Pipeline Operator, Inc. (filed as
                    Exhibit 10(z) to Kinder Morgan, Inc.'s 1997 Form 10-K).

       21.1     -   List of Subsidiaries.

       23.1     -   Consent of PricewaterhouseCoopers LLP.

---------
* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Kinder Morgan Energy Partners, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of partners' capital present fairly, in all material respects, the financial position of Kinder Morgan Energy Partners, L.P. and its subsidiaries (the Partnership) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 14(a)(2) on page 75, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP

Houston, Texas
February 14, 2001

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Unit Amounts)

                                                                       Year Ended December 31,
                                                               ---------------------------------------
                                                                 2000           1999           1998
                                                               ---------      ---------      ---------

Revenues
  Services                                                     $ 653,968      $ 393,131      $ 301,671
  Product sales and other                                        162,474         35,618         20,946
                                                               ---------      ---------      ---------
                                                                 816,442        428,749        322,617
                                                               ---------      ---------      ---------
Costs and Expenses
  Cost of products sold                                          124,641         16,241          5,860
  Operations and maintenance                                     164,379         95,121         65,022
  Fuel and power                                                  43,216         31,745         22,385
  Depreciation and amortization                                   82,630         46,469         36,557
  General and administrative                                      60,065         35,612         39,984
  Taxes, other than income taxes                                  25,950         16,154         12,140
                                                               ---------      ---------      ---------
                                                                 500,881        241,342        181,948
                                                               ---------      ---------      ---------

Operating Income                                                 315,561        187,407        140,669

Other Income (Expense)
  Earnings from equity investments                                71,603         42,918         25,732
  Amortization of excess cost of equity investments               (8,195)        (4,254)          (764)
  Interest, net                                                  (93,284)       (52,605)       (38,600)
  Other, net                                                      14,584         14,085         (7,263)
  Gain on sale of equity interest, net of special charges             --         10,063             --
Minority Interest                                                 (7,987)        (2,891)          (985)
                                                               ---------      ---------      ---------

Income Before Income Taxes and Extraordinary Charge              292,282        194,723        118,789

Income Taxes                                                     (13,934)        (9,826)        (1,572)

Income Before Extraordinary Charge                               278,348        184,897        117,217

Extraordinary Charge on Early Extinguishment of Debt                  --         (2,595)       (13,611)
                                                               ---------      ---------      ---------
Net Income                                                     $ 278,348      $ 182,302      $ 103,606
                                                               =========      =========      =========

Calculation of Limited Partners' Interest in Net Income:
Income Before Extraordinary Charge                             $ 278,348      $ 184,897      $ 117,217
Less: General Partner's interest in Net Income                  (109,470)       (56,273)       (33,447)
                                                               ---------      ---------      ---------
Limited Partners' Net Income before Extraordinary Charge         168,878        128,624         83,770
Less: Extraordinary Charge on Early Extinguishment of Debt            --         (2,595)       (13,611)
                                                               ---------      ---------      ---------
Limited Partners' Net Income                                   $ 168,878      $ 126,029      $  70,159
                                                               =========      =========      =========

Basic Limited Partners' Net Income per Unit:
Income before Extraordinary Charge                             $    2.68      $    2.63      $    2.09
Extraordinary Charge                                                  --           (.06)          (.34)
                                                               ---------      ---------      ---------
Net Income                                                     $    2.68      $    2.57      $    1.75
                                                               =========      =========      =========
Weighted Average Units Outstanding                                63,106         48,974         40,120
                                                               =========      =========      =========

Diluted Limited Partners' Net Income per Unit:
Income before Extraordinary Charge                             $    2.67      $    2.63      $    2.09
Extraordinary Charge                                                  --           (.06)          (.34)
                                                               ---------      ---------      ---------
Net Income                                                     $    2.67      $    2.57      $    1.75
                                                               =========      =========      =========
Weighted Average Units Outstanding                                63,150         48,993         40,121
                                                               =========      =========      =========

        The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                            December 31,
                                                                     -------------------------
                                                                        2000           1999
                                                                     ----------     ----------

ASSETS
Current Assets
   Cash and cash equivalents                                         $   59,319     $   40,052
   Accounts and notes receivable
     Trade                                                              345,065         71,738
     Related parties                                                      3,384             45
   Inventories
     Products                                                            24,137          8,380
     Materials and supplies                                               4,972          4,703
   Gas imbalances                                                        26,878          7,014
   Gas in underground storage                                            27,481             --
   Other current assets                                                  20,025             --
                                                                     ----------     ----------
                                                                        511,261        131,932
                                                                     ----------     ----------

Property, Plant and Equipment, net                                    3,306,305      2,578,313
Investments                                                             417,045        418,651
Notes receivable                                                          9,101         10,041
Intangibles, net                                                        345,305         56,630
Deferred charges and other assets                                        36,193         33,171
                                                                     ----------     ----------
TOTAL ASSETS                                                         $4,625,210     $3,228,738
                                                                     ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts payable
     Trade                                                           $  293,268     $   15,692
     Related parties                                                      8,255          3,569
   Current portion of long-term debt                                    648,949        209,200
   Accrued rate refunds                                                   1,100         36,607
   Deferred Revenues                                                     43,978             --
   Gas imbalances                                                        48,834          6,189
   Accrued other liabilities                                             54,572         47,904
                                                                     ----------     ----------
                                                                      1,098,956        319,161
                                                                     ----------     ----------

Long-Term Liabilities and Deferred Credits
   Long-term debt                                                     1,255,453        989,101
   Other                                                                 95,565         97,379
                                                                     ----------     ----------
                                                                      1,351,018      1,086,480
                                                                     ----------     ----------
Commitments and Contingencies (Notes 13 and 16)

Minority Interest                                                        58,169         48,299
                                                                     ----------     ----------
Partners' Capital
   Common Units (64,858,109 and 59,137,137 units issued
    and outstanding at December 31, 2000 and 1999, respectively)      1,957,357      1,759,142
   Class B Units (2,656,700 and 0 units issued
    and outstanding at December 31, 2000 and 1999, respectively)        125,961             --
   General Partner                                                       33,749         15,656
                                                                     ----------     ----------
                                                                      2,117,067      1,774,798
                                                                     ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                              $4,625,210     $3,228,738
                                                                     ==========     ==========

        The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                         Year Ended December 31,
                                                                              ---------------------------------------------
                                                                                  2000            1999             1998
                                                                              -----------      -----------      -----------

Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities
    Net income                                                                $   278,348      $   182,302      $   103,606
    Extraordinary charge on early extinguishment of debt                               --            2,595           13,611
    Depreciation and amortization                                                  82,630           46,469           36,557
    Amortization of excess cost of equity investments                               8,195            4,254              764
    Earnings from equity investments                                              (71,603)         (42,918)         (25,732)
    Distributions from equity investments                                          47,512           33,686           19,670
    Gain on sale of equity interest, net of special charges                            --          (10,063)              --
    Changes in components of working capital
      Accounts receivable                                                           6,791          (12,358)           1,203
      Other current assets                                                         (6,872)              --               --
      Inventories                                                                  (1,376)          (2,817)            (734)
      Accounts payable                                                             (8,374)          (9,515)             197
      Accrued liabilities                                                          26,479           11,106          (14,115)
      Accrued taxes                                                                (1,302)             497           (1,266)
    Rate refunds settlement                                                       (52,467)              --               --
    El Paso settlement                                                                 --               --           (8,000)
    Other, net                                                                     (6,394)         (20,382)           8,220
                                                                              -----------      -----------      -----------
Net Cash Provided by Operating Activities                                         301,567          182,856          133,981
                                                                              -----------      -----------      -----------

Cash Flows From Investing Activities
    Acquisitions of assets                                                     (1,008,648)           5,678         (107,144)
    Additions to property, plant and equipment for
        expansion and maintenance projects                                       (125,523)         (82,725)         (38,407)
    Sale of investments, property, plant and equipment,
        net of removal costs                                                       13,412           43,084               64
    Acquisitions of investments                                                   (79,388)        (161,763)        (135,000)
    Other                                                                           2,581             (800)          (1,234)
                                                                              -----------      -----------      -----------
Net Cash Used in Investing Activities                                          (1,197,566)        (196,526)        (281,721)
                                                                              -----------      -----------      -----------

Cash Flows From Financing Activities
    Issuance of debt                                                            2,928,304          550,287          492,612
    Payment of debt                                                            (1,894,904)        (333,971)        (407,797)
    Debt issue costs                                                               (4,298)          (3,569)         (16,768)
    Proceeds from issuance of common units                                        171,433               68          212,303
    Contributions from General Partner's minority interest                          7,434              146           12,349
    Distributions to partners
      Common units                                                               (194,691)        (135,835)         (93,352)
      General Partner                                                             (91,366)         (52,674)         (27,450)
      Minority interest                                                            (7,533)          (2,316)          (1,614)
    Other, net                                                                        887             (149)            (420)
                                                                              -----------      -----------      -----------
Net Cash Provided by Financing Activities                                         915,266           21,987          169,863
                                                                              -----------      -----------      -----------

Increase in Cash and Cash Equivalents                                              19,267            8,317           22,123
Cash and Cash Equivalents, beginning of period                                     40,052           31,735            9,612
                                                                              -----------      -----------      -----------
Cash and Cash Equivalents, end of period                                      $    59,319      $    40,052      $    31,735
                                                                              ===========      ===========      ===========

Noncash Investing and Financing Activities:
  Contribution of net assets to partnership investments                       $        --      $        20      $    60,387
  Assets acquired by the issuance of units                                        179,623          420,850        1,003,202
  Assets acquired by the assumption of liabilities                                333,301          111,509          569,822
Supplemental disclosures of cash flow information:
   Cash paid during the year for
   Interest (net of capitalized interest)                                          88,821           48,222           47,616
   Income taxes                                                                     1,806              529            1,354

        The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             (Dollars in Thousands)

                                                                                                                           Total
                                                 Common Units                    Class B Units           General          Partners'
                                             Units          Amount            Units        Amount        Partner          Capital
                                           ----------     -----------       ---------    -----------    -----------     -----------

Partners' capital at December 31, 1997     14,111,200     $   146,840              --    $        --    $     3,384     $   150,224

    Net income                                     --          70,159              --             --         33,447         103,606

    Net proceeds from issuance
         of common units                   34,740,490       1,213,372              --             --             --       1,213,372

    Capital contributions                          --          10,234              --             --          2,678          12,912

    Distributions                                  --         (91,063)             --             --        (27,437)       (118,500)

    Repurchases                               (30,000)           (951)             --             --             --            (951)
                                           ----------     -----------       ---------    -----------    -----------     -----------
Partners' capital at December 31, 1998     48,821,690       1,348,591              --             --         12,072       1,360,663

    Net income                                     --         126,029              --             --         56,273         182,302

    Net proceeds from issuance
         of common units                   10,322,147         420,678              --             --            (15)        420,663

    Distributions                                  --        (135,835)             --             --        (52,674)       (188,509)

    Repurchases                                (6,700)           (321)             --             --             --            (321)
                                           ----------     -----------       ---------    -----------    -----------     -----------
Partners' capital at December 31, 1999     59,137,137       1,759,142              --             --         15,656       1,774,798

    Net income                                     --         168,878              --             --        109,470         278,348

    Net proceeds from issuance
         of units                           5,720,972         224,028       2,656,700        125,961            (11)        349,978

    Distributions                                  --        (194,691)             --             --        (91,366)       (286,057)
                                           ----------     -----------       ---------    -----------    -----------     -----------
Partners' capital at December 31, 2000     64,858,109     $ 1,957,357       2,656,700    $   125,961    $    33,749     $ 2,117,067
                                           ==========     ===========       =========    ===========    ===========     ===========

        The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     GENERAL

     Kinder Morgan Energy Partners, L.P., the "Partnership", is a Delaware limited partnership formed in August 1992. We are a publicly traded Master Limited Partnership managing a diversified portfolio of midstream energy assets consisting of refined petroleum product pipelines, natural gas pipelines, carbon dioxide pipelines and bulk material terminals that provide fee-based services to customers. Customers contract with us to provide transportation of refined petroleum products, natural gas and carbon dioxide through our pipelines and to transfer materials principally between railway cars and waterborne vessels at our bulk terminal sites. We trade under the New York Stock Exchange symbol "KMP" and presently conduct our business through four reportable business segments:

     o    Product Pipelines;

     o    Natural Gas Pipelines;

     o    CO2 Pipelines; and

     o    Bulk Terminals.

     Acquisitions in 2000 required a reevaluation of our previously reported Pacific Operations, Mid-Continent Operations, Natural Gas Operations and Bulk Terminals business segments. Our previous Pacific Operations segment, previous Mid-Continent Operations segment, with the exception of our Mid-Continent's natural gas liquids separation activities and carbon dioxide pipeline transportation activities, and our 32.5% interest in the Cochin Pipeline System, acquired in the fourth quarter of 2000, have been combined to present our current Product Pipelines segment. Our prior interest in the Mont Belvieu fractionation facility has been combined with our acquisition of certain assets from Kinder Morgan, Inc., effective December 31, 1999 and December 31, 2000, to present our current Natural Gas Pipelines segment. Finally, due to our acquisition of the remaining 80% of Kinder Morgan CO2 Company, L.P., effective April 1, 2000, we began reporting the CO2 Pipelines segment. Prior to April 1, 2000, we only owned a 20% equity interest in Shell CO2 Company, Ltd. and reported its results under the equity method of accounting in the Mid-Continent Operations. Other than acquisitions made during 2000, there was no change in our Bulk Terminals business segment. See note 3 for more information on these acquisitions and note 15 for financial information on these segments.

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

     USE OF ESTIMATES

     The preparation of our financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect:

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     GAS IMBALANCES

    We value gas imbalances due to or due from shippers and operators at the appropriate index price. Gas imbalances represent the difference between gas receipts from and gas deliveries to our transportation and storage customers. Gas imbalances arise when these customers deliver more or less gas into the pipeline than they take out. Natural gas imbalances are settled in cash or made up in-kind subject to the pipelines' various terms.

     PROPERTY, PLANT AND EQUIPMENT

    We state property, plant and equipment at its acquisition cost. We expense costs for maintenance and repairs in the period incurred. The cost of property, plant and equipment sold or retired and the related depreciation are removed from our balance sheet in the period of sale or disposition. We compute depreciation using the straight-line method based on estimated economic lives. Generally, we apply composite depreciation rates to functional groups of property having similar economic characteristics. The rates range from 2.0% to 12.5%, excluding certain short-lived assets such as vehicles. Depreciation, depletion and amortization of the capitalized costs of producing carbon dioxide and oil properties, both tangible and intangible, are provided for on a units-of-production basis. Proved developed reserves are used in computing units-of-production rates for drilling and development costs, and total proved reserves are used for depletion of leasehold costs. The basis for units-of-production rate determination is by field. We charge the original cost of property sold or retired to accumulated depreciation and amortization, net of salvage and cost of removal. We account for our interests in carbon dioxide and oil properties under the successful efforts method of accounting. We do not include retirement gain or loss in income except in the case of significant retirements or sales.

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

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     On October 25, 2000, we acquired Kinder Morgan Transmix, LLC, formerly Buckeye Refining Company, LLC, which owns and operates transmix processing plants in Indianola, Pennsylvania and Wood River, Illinois and other related transmix assets. As consideration for the purchase, we paid Buckeye approximately $37.3 million for property, plant and equipment plus approximately $8.3 million for net working capital and other items.

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

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     CO2 PIPELINES

     Kinder Morgan CO2 Company, L.P.

     On March 5, 1998, we and affiliates of Shell Oil Company agreed to combine our carbon dioxide activities and assets into a partnership, Shell CO(2) Company, Ltd., to be operated by a Shell affiliate. We acquired a 20% interest in Shell CO2 Company, Ltd. in exchange for contributing our Central Basin Pipeline and approximately $25 million in cash.

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

     Other Acquisitions and Joint Ventures

     Effective June 1, 2000, we acquired significant interests in carbon dioxide pipeline assets and oil-producing properties from Devon Energy Production Company L.P. for $55 million, before purchase price adjustments. Included in the acquisition was an approximate 81% equity interest in the Canyon Reef Carriers CO2 Pipeline, an approximate 71% working interest in the SACROC oil field, and minority interests in the Sharon Ridge unit and the Reinecke unit. All of the assets and properties are located in the Permian Basin of west Texas.

     On December 28, 2000, we announced that KMCO2 had entered into a definitive agreement to form a joint venture with Marathon Oil Company in the southern Permian Basin of west Texas. The joint venture consists of a nearly 13% interest in the SACROC unit and a 49.9% interest in the Yates Field unit. The joint venture was formed on January 1, 2001 and named MKM Partners, L.P. As of December 31, 2000, we paid $34.2 million plus committed 30 billion cubic feet of carbon dioxide for our 7.5 % interest in the Yates oil field. In January 2001, we contributed our interest in the Yates oil field together with an approximate 2% interest in the SACROC unit in return for a 15% interest in the joint venture. In January 2001, Marathon Oil Company purchased an approximate 11% interest in the SACROC unit from KMCO2 for $6.2 million. Marathon Oil Company then contributed this interest in the SACROC unit and its 42.4% interest in the Yates field unit for an 85% interest in the joint venture. Going forward from January 1, 2001 we will account for this investment under the equity method.

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

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Delta Terminal Services, Inc.

     Effective December 1, 2000, we acquired all of the shares of the capital stock of Delta Terminal Services, Inc. for approximately $114.1 million. The acquisition includes two liquid bulk storage terminals in New Orleans, Louisiana and Cincinnati, Ohio.

     PRO FORMA INFORMATION

     The following summarized unaudited Pro Forma Consolidated Income Statement information for the twelve months ended December 31, 2000 and 1999, assumes the 2000 and 1999 acquisitions and joint ventures had occurred as of January 1, 1999. We have prepared these unaudited Pro Forma financial results for comparative purposes only. These unaudited Pro Forma financial results may not be indicative of the results that would have occurred if we had completed the 2000 and 1999 acquisitions and joint ventures as of January 1, 1999 or the results which will be attained in the future. Amounts presented below are in thousands, except for the per unit amounts:

                                                                                     Pro Forma
                                                                                 Twelve Months Ended
                                                                                     December 31,
                                                                                 2000             1999
                                                                             -------------    -------------
Income Statement                                                                       (Unaudited)
Revenues                                                                     $   2,954,180    $   1,806,453
Operating Income                                                                   393,982          350,075
Net Income before extraordinary charge                                             334,817          290,134
Net Income                                                                         334,817          287,539
Basic Limited Partners' Net Income per unit before extraordinary charge      $        2.82    $        2.63
Basic Limited Partners' Net Income per unit                                  $        2.82    $        2.59
Diluted Limited Partners' Net Income per unit before extraordinary charge    $        2.81    $        2.63
Diluted Limited Partners' Net Income per unit                                $        2.81    $        2.59

     Acquisitions Subsequent to December 31, 2000

     On November 30, 2000, we announced that we had signed a definitive agreement with GATX Corporation to purchase its United States' pipeline and terminal businesses for approximately $1.15 billion, consisting of cash, assumed debt and other obligations. Primary assets included in the transaction are the CALNEV Pipe Line Company, the Central Florida Pipeline Company and twelve terminals that store refined petroleum products and chemicals. The transaction closed March 1, 2001, except for CALNEV, which closed on March 30, 2001.

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

5.  INCOME TAXES

     Components of the income tax provision applicable to continuing operations for federal and state taxes are as follows (in thousands):

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               Year Ended December 31,
                             2000        1999        1998
                            -------     -------     -------

Taxes currently payable:
   Federal                  $10,612     $ 8,169     $ 1,432
   State                      1,416       1,002         168
                            -------     -------     -------
   Total                     12,028       9,171       1,600

Taxes deferred:
   Federal                    1,627         583         (25)
   State                        279          72          (3)
                            -------     -------     -------
   Total                      1,906         655         (28)
                            -------     -------     -------
Total tax provision         $13,934     $ 9,826     $ 1,572
                            =======     =======     =======

Effective tax rate              4.8%        5.0%        1.3%

     The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

                                                                   Year Ended December 31,
                                                                   2000      1999      1998
                                                                   ----      ----      ----

Federal Income Tax Rate                                            35.0%     35.0%     35.0%
Increase (Decrease) as a Result of:
   Partnership earnings not subject to tax                        (35.0)%   (35.3)%   (35.4)%
   Corporate subsidiary earnings subject to tax                     0.6%      1.0%      0.8%
   Income tax expense attributable to corporate equity earnings     4.1%      4.4%      1.6%
   Gain on distribution of appreciated property from
      corporate subsidiary                                           --        --       3.7%
   Utilization of net operating loss                                 --        --      (1.0)%
   Utilization of alternative minimum tax credits                    --        --      (1.5)%
   Prior year adjustments                                            --        --      (2.0)%
   State taxes                                                      0.1%      0.1%      0.5%
   Other                                                             --      (0.2)%    (0.4)%
                                                                   ----      ----      ----
Effective Tax Rate                                                  4.8%      5.0%      1.3%
                                                                   ====      ====      ====


     Deferred tax assets and liabilities result from the following (in thousands):

                                        December 31,
                                       2000      1999
                                      ------    ------

Deferred tax assets:
   State taxes                        $  184    $   --
   Book accruals                         176     1,110
   Alternative minimum tax credits     1,376     1,376
                                      ------    ------
Total deferred tax assets              1,736     2,486

Deferred tax liabilities:
   Property, plant and equipment       4,223     3,323
   Book accruals                          --       661
   Other                                  --         2
                                      ------    ------
Total deferred tax liabilities         4,223     3,986
                                      ------    ------
Net deferred tax liabilities          $2,487    $1,500
                                      ======    ======

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We had available, at December 31, 2000, approximately $1.4 million of alternative minimum tax credit carryforwards, which are available indefinitely.

6.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                                                   December 31,
                                                                             ---------------------------
                                                                                2000           1999
                                                                             -----------    -----------
           Natural Gas, liquids and carbon dioxide pipelines                 $ 1,732,607    $ 1,729,034
           Natural Gas, liquids and carbon dioxide pipeline station equip.     1,072,185        550,044
           Coal and bulk tonnage transfer, storage and services                  191,313        107,052
           Natural Gas and transmix processing                                    95,624         45,232
           Land                                                                   79,653         72,259
           Land right-of-way                                                     116,456         93,909
           Construction work in process                                           90,067         38,653
           Other                                                                 117,981         59,939
                                                                             -----------    -----------
           Total cost                                                          3,495,886      2,696,122
           Accumulated depreciation and depletion                               (189,581)      (117,809)
                                                                             -----------    -----------
                                                                             $ 3,306,305    $ 2,578,313
                                                                             ===========    ===========

     Depreciation and depletion expense charged against property, plant and equipment consists of the following (in thousands):

                                                           2000              1999         1998
                                                         ---------         --------     --------
           Depreciation and depletion expense            $ 79,740          $ 44,553     $ 35,288

7.  INVESTMENTS

     Our significant equity investments at December 31, 2000 consisted of:

     o    Plantation Pipe Line Company (51%);

     o    Red Cedar Gathering Company (49%);

     o    Thunder Creek Gas Services, LLC (25%);

     o    Coyote Gas Treating, LLC (Coyote Gulch) (50%);

     o    Cortez Pipeline Company (50%); and

     o    Heartland Pipeline Company (50%).

     On June 16, 1999, we acquired an additional approximate 27% interest in Plantation Pipe Line Company. As a result, we now own approximately 51% of Plantation Pipe Line Company, and an affiliate of ExxonMobil owns the remaining approximate 49%. Each investor has an equal number of directors on Plantation's board of directors, and board approval is required for certain corporate actions that are considered participating rights. Therefore, we do not control Plantation Pipe Line Company, and we account for our investment under the equity method of accounting.

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

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Our total equity investments consisted of the following (in thousands):


                                                               December 31,
                                                             2000         1999
                                                          ----------   ----------

Plantation Pipe Line Company                              $  223,627   $  229,349
Red Cedar Gathering Company                                   96,388       88,249
Thunder Creek Gas Services, LLC                               27,625           --
Coyote Gas Treating, LLC                                      17,000           --
Cortez Pipeline Company                                        9,559           --
Heartland Pipeline Company                                     6,025        4,818
Shell CO2 Company, Ltd.                                           --       86,675
Colton Transmix Processing Facility                               --        5,263
All Others                                                     2,658        4,297
                                                          ----------   ----------
Total Equity Investments                                  $  382,882   $  418,651
Investment in oil and gas assets to be contributed
   to joint venture                                           34,163           --
                                                          ----------   ----------
Total Investments                                         $  417,045   $  418,651
                                                          ==========   ==========

     Our earnings from equity investments were as follows (in thousands):


                                                   Year ended December 31,
                                              2000          1999          1998
                                           ----------    ----------    ----------

Plantation Pipe Line Company               $   31,509    $   22,510    $    4,421
Cortez Pipeline Company                        17,219            --            --
Red Cedar Gathering Company                    16,110            --            --
Shell CO2 Company, Ltd.                         3,625        14,500        14,500
Colton Transmix Processing Facility             1,815         1,531           803
Heartland Pipeline Company                      1,581         1,571         1,394
Coyote Gas Treating, LLC                           --            --            --
Thunder Creek Gas Services, LLC                    --            --            --
Mont Belvieu Associates                            --         2,500         4,577
Trailblazer Pipeline Company                      (24)          284            --
All Others                                       (232)           22            37
                                           ----------    ----------    ----------
Total                                      $   71,603    $   42,918    $   25,732
                                           ==========    ==========    ==========
Amortization of excess costs               $   (8,195)   $   (4,254)   $     (764)
                                           ==========    ==========    ==========

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Summarized combined unaudited financial information for our significant equity investments is reported below (in thousands):

                                                    Year ended December 31,
Income Statement                              2000            1999            1998
                                          -----------     ----------     -----------
Revenues                                  $   399,335     $  344,017     $   236,534
Costs and expenses                            276,000        244,515         148,616
Earnings before extraordinary items           123,335         99,502          87,918
Net income                                    123,335         99,502          87,918

                                                  December 31,
Balance Sheet                                 2000            1999
                                          -----------     -----------
Current assets                            $   117,050     $   137,828
Non-current assets                            665,435         450,791
Current liabilities                            92,027          64,333
Non-current liabilities                       576,278         289,671
Partners'/Owners' equity                      114,180         234,615

     On December 28, 2000, we announced that KMCO2 had entered into a definitive agreement to form a joint venture with Marathon Oil Company in the southern Permian Basin of west Texas. The joint venture consists of a nearly 13% interest in the SACROC unit and a 49.9% interest in the Yates oil field. The joint venture was formed on January 1, 2001 and named MKM Partners, L.P. As of December 31, 2000, we paid $34.2 million plus committed 30 billion cubic feet of carbon dioxide for our 7.5 % interest in the Yates oil field. In January 2001, we contributed our interest in the Yates oil field together with an approximate 2% interest in the SACROC unit in return for a 15% interest in the joint venture. In January 2001, Marathon Oil Company purchased an approximate 11% interest in the SACROC unit from KMCO2 for $6.2 million. Marathon Oil Company then contributed this interest in the SACROC unit and its 42.4% interest in the Yates oil field for an 85% interest in the joint venture. Going forward from January 1, 2001 we will account for this investment under the equity method.

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

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Intangible assets consisted of the following (in thousands):

                                 December 31,
                              2000          1999
                            ---------     ---------

Goodwill                    $ 162,271     $  50,546
Accumulated amortization       (4,201)       (1,941)
                            ---------     ---------
Goodwill, net               $ 158,070     $  48,605

Lease value                 $ 185,982     $   6,592
Contracts and agreements        1,768         1,768
Other                              93            93
                            ---------     ---------
Accumulated amortization         (608)         (428)
                            ---------     ---------
Other intangibles, net      $ 187,235     $   8,025
                            ---------     ---------
Total intangibles, net      $ 345,305     $  56,630
                            =========     =========

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

     Credit Facilities

     In February 1998, we refinanced our first mortgage notes and existing bank credit facilities with a $325 million secured revolving credit facility expiring in February 2005. On December 1, 1998, the credit facility was amended to release the collateral and the credit facility became unsecured. Borrowings under the credit facility were primarily used to fund our investment in Plantation Pipe Line Company in June 1999. On September 29, 1999, the $325 million credit facility was replaced with a $300 million unsecured five-year credit facility expiring in

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 2004 and a $300 million unsecured 364-day credit facility. We recorded an extraordinary charge of $2.6 million related to the retirement of the $325 million credit facility. Our 364-day credit facility expired on September 29, 2000 and was extended until October 25, 2000. On October 25, 2000, the facility was replaced with a new $600 million unsecured 364-day credit facility. The terms of the new credit facility are substantially similar to the terms of the previous facility. The two credit facilities are with a syndicate of financial institutions. First Union National Bank is the administrative agent under the agreements.

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

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Kinder Morgan Operating L.P. "B" Debt

     The $23.7 million principal amount of tax-exempt bonds due 2024 were issued by the Jackson-Union Counties Regional Port District. These bonds bear interest at a weekly floating market rate. During 2000, the weighted-average interest rate on these bonds was 4.47% per annum, and at December 31, 2000 the interest rate was 5.00%. We have an outstanding letter of credit issued under our credit facilities that backs-up our tax-exempt bonds. The letter of credit reduces the amount available for borrowing under our credit facilities.

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

     o    a $175 million in short term commercial paper program; and

     o    $151.7 million of Series D notes.

MATURITIES OF DEBT

     The scheduled maturities of our outstanding debt at December 31, 2000, are summarized as follows (in thousands):

                       2001                  $    683,649
                       2002                       253,116
                       2003                        37,016
                       2004                       207,617
                       2005                       199,670
                       Thereafter                 523,334
                                             ------------
                       Total                 $  1,904,402
                                             ============

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


              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    Net periodic benefit costs and weighted-average assumptions for these plans include the following components (in thousands):

                                                   2000                        1999                          1998
                                        --------------------------     --------------------------     --------------------------
                                                        Other                          Other                          Other
                                         Pension    Postretirement     Pension     Postretirement     Pension     Postretirement
                                         Benefits      Benefits        Benefits       Benefits        Benefits       Benefits
                                        -------     --------------     -------     --------------     -------     --------------
Net periodic benefit cost

Service cost                            $    --     $           46     $    --     $           80     $    98     $          636
Interest cost                               145                755         141                696          76                983
Expected return on plan assets             (171)                --        (150)                --         (70)                --
Amortization of transition obligation         1                 --          --                 --          --                 --
Amortization of prior service cost           --               (493)         --               (493)         --               (493)
Actuarial loss (gain)                        --               (290)         --               (340)         --               (208)
                                        -------     --------------     -------     --------------     -------     --------------

Net periodic benefit cost               $   (25)    $           18     $    (9)    $          (57)    $   104     $          918
                                        =======     ==============     =======     ==============     =======     ==============

Additional amounts recognized
Curtailment (gain) loss                 $    --     $           --     $    --     $       (3,859)    $  (425)    $           --

Weighted-average assumptions as of
December 31:
Discount rate                               7.5%              7.75%        7.0%               7.0%        7.0%               7.5%
Expected return on plan assets              8.5%                --         8.5%                --         8.5%                --
Rate of compensation increase                --                 --          --                 --         4.0%               4.0%

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Information concerning benefit obligations, plan assets, funded status and recorded values for these plans follows (in thousands):

                                               2000                          1999
                                       ---------------------------    ---------------------------
                                                       Other                          Other
                                       Pension     Postretirement     Pension     Postretirement
                                       Benefits       Benefits        Benefits        Benefits
                                       --------    ---------------    --------    ---------------
Change in benefit obligation

Benefit obligation at Jan. 1           $  1,737    $         9,564    $  1,862    $        14,734
Service cost                                 --                 46          --                 80
Interest cost                               145                755         141                696
Amendments                                   --               (371)         --                 --
Administrative expenses                      (9)                --         (12)                --
Actuarial (gain) loss                       299              1,339          86             (1,521)
Curtailment (gain)                           --                 --          --             (3,859)
Benefits paid from plan assets             (189)              (435)       (340)              (566)
                                       --------    ---------------    --------    ---------------

Benefit obligation at Dec. 31          $  1,983    $        10,898    $  1,737    $         9,564
                                       ========    ===============    ========    ===============

Change in plan assets

Fair value of plan assets at Jan. 1    $  2,060    $            --    $  1,833    $            --
Actual return on plan assets               (138)                --         300                 --
Employer contributions                       92                435         279                566
Administrative expenses                      (9)                --         (12)                --
Benefits paid from plan assets             (189)              (435)       (340)              (566)
                                       --------    ---------------    --------    ---------------
Fair value of plan assets at Dec. 31   $  1,816    $            --    $  2,060    $            --
                                       ========    ===============    ========    ===============

Funded status                          $   (167)   $       (10,898)   $    323    $        (9,564)
Unrecognized net transition
     obligation                               1                 --           2                 --
Unrecognized net actuarial
     (gain) loss                            359             (1,383)       (250)            (3,012)
Unrecognized prior service (benefit)         --             (1,656)         --             (1,777)
                                       --------    ---------------    --------    ---------------
Prepaid (accrued) benefit cost         $    193    $       (13,937)   $     75    $       (14,353)
                                       ========    ===============    ========    ===============


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

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       1-Percentage Point        1-Percentage Point
                                                            Increase                  Decrease
                                                      -------------------        -------------------
Effect on total of service and interest cost
     components                                       $            61            $           (52)

Effect on postretirement benefit obligation           $           773            $          (665)

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

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  PARTNERS' CAPITAL

     In connection with KMI's transfer to us of Natural Gas Pipelines assets effective December 31, 2000, we paid to KMI cash consideration and issued to KMI 640,000 common units and 2,656,700 Class B units representing limited partnership interests in us. These units will not participate in our distribution declared for the fourth quarter of 2000. Our Class B units are similar to our common units except our Class B units are not eligible for trading on the New York Stock Exchange. Our Class B unitholders (KMI) have the same rights as our common unitholders with respect to, without limitation, distributions from us, voting rights and allocations of income, gain, loss or deductions. The Class B units are convertible into common units after such time as the New York Stock Exchange has advised us that common units issuable upon such conversion are eligible for listing on the NYSE. At any time after December 21, 2001, the holders of a majority of our Class B units may notify us of their desire to convert their Class B units into our common units.

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


     On January 17, 2001, we declared a cash distribution for the quarterly period ended December 31, 2000, of $0.95 per unit. This distribution was paid on February 14, 2001, to unitholders of record as of January 31, 2001, except for the 640,000 common units and 2,656,700 Class B units issued to KMI on December 21, 2000. This distribution required an incentive distribution to our general partner in the amount of $32.8 million. Since this distribution was declared after the end of the quarter, no amount is shown in the December 31, 2000 balance sheet as a Distribution Payable.

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

o first, 98% to the owners of all classes of units pro rata and 2% to our general partner until the owners of all classes of units have received a total of $0.3025 per unit for such quarter;

o second, 85% to the owners of all classes of units pro rata and 15% to our general partner until the owners of all classes of units have received a total of $0.3575 per unit for such quarter;

o third, 75% to the owners of all classes of units pro rata and 25% to our general partner until the owners of all classes of units have received a total of $0.4675 per unit for such quarter; and

o fourth, thereafter 50% to the owners of all classes of units pro rata and 50% to our general partner.

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

     The short and long positions shown in the table that follows are principally associated with the activities described above. Current deferred net gains (losses) are reported as Deferred Revenues in the current liability section on the accompanying consolidated balance sheet at December 31, 2000. Long-term deferred net gains (losses) are included with Other Long-Term Liabilities and Deferred Credits on the accompanying consolidated balance sheet at December 31, 2000. In 2001, these amounts will be included with other comprehensive income as discussed below.

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of December 31, 2000, our commodity contracts and over-the-counter swaps and options (in thousands) consisted of the following:

                                                   Commodity     Over the Counter
                                                   Contracts     Swaps and Options      Total
                                                  ------------   -----------------  ------------
Deferred Net (Loss) Gain                          $     6,977    $       (36,229)   $   (29,252)
Contract Amounts - Gross                          $   816,216    $     1,537,671    $ 2,353,887
Contract Amounts - Net                            $   (58,679)          (156,966)   $  (215,645)
Credit Exposure of Loss                           $        --    $        23,570    $    23,570

Natural Gas
Notional Volumetric Positions: Long                     5,206             11,837
Notional Volumetric Positions: Short                   (5,475)           (14,298)
Net Notional Totals to Occur in 2001                      186             (2,014)
Net Notional Totals to Occur in 2002 and Beyond          (455)              (447)

Crude Oil
Notional Volumetric Positions: Long                        34                102
Notional Volumetric Positions: Short                   (1,585)            (5,108)
Net Notional Totals to Occur in 2001                   (1,107)            (2,147)
Net Notional Totals to Occur in 2002 and Beyond          (444)            (2,589)

Natural Gas Liquids
Notional Volumetric Positions: Long                        --                120
Notional Volumetric Positions: Short                       --               (951)
Net Notional Totals to Occur in 2001                       --               (510)
Net Notional Totals to Occur in 2002 and Beyond            --               (321)

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

15.  REPORTABLE SEGMENTS

     We compete in four reportable business segments (see note 1):

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     o    Product Pipelines;

     o    Natural Gas Pipelines;

     o    CO2 Pipelines; and

     o    Bulk Terminals.

     Each segment uses the same accounting policies as those described in the summary of significant accounting policies (see note 2). We evaluate performance based on each segments' earnings, which excludes general and administrative expenses, third-party debt costs, interest income and expense and minority interest. Our reportable segments are strategic business units that offer different products and services. Each segment is managed separately because each segment involves different products and marketing strategies. Our Product Pipelines segment derives its revenues primarily from the transportation of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids. Our Natural Gas Pipelines segment derives its revenues primarily from the gathering and transmission of natural gas. Our CO2
Pipelines segment's revenues are primarily derived from the marketing and transportation of carbon dioxide used as a flooding medium for recovering crude oil from mature oil fields. Our Bulk Terminals segment derives its revenues from transloading and storing multiple dry and liquid bulk products, including coal, petroleum coke, cement, alumina and salt.

     Financial information by segment follows (in thousands):

                                                             2000         1999         1998
                                                           ---------    ---------    ---------
Revenues
   Product Pipelines                                       $ 421,423    $ 314,113    $ 258,722
   Natural Gas Pipelines                                     173,036           --           --
   CO2 Pipelines                                              89,214           23          979
   Bulk Terminals                                            132,769      114,613       62,916
                                                           ---------    ---------    ---------
   Total consolidated revenues                             $ 816,442    $ 428,749    $ 322,617
                                                           =========    =========    =========

Operating income
   Product Pipelines                                       $ 193,531    $ 186,086    $ 159,227
   Natural Gas Pipelines                                      97,198           --         (103)
   CO2 Pipelines                                              47,901           18          957
   Bulk Terminals                                             36,996       36,917       20,572
                                                           ---------    ---------    ---------
   Total segment operating income                            375,626      223,021      180,653
   Corporate administrative expenses                         (60,065)     (35,614)     (39,984)
                                                           ---------    ---------    ---------
   Total consolidated operating Income                     $ 315,561    $ 187,407    $ 140,669
                                                           =========    =========    =========

Earnings from equity investments, net of amortization of
  excess costs
   Product Pipelines                                       $  29,105    $  21,395    $   5,854
   Natural Gas Pipelines                                      14,975        2,759        4,577
   CO2 Pipelines                                              19,328       14,487       14,500
   Bulk Terminals                                                 --           23           37
                                                           ---------    ---------    ---------
   Consolidated equity earnings, net of amortization       $  63,408    $  38,664    $  24,968
                                                           ---------    ---------    ---------

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        2000         1999         1998
                                                     ---------    ---------    ---------
Interest revenue
   Product Pipelines                                 $      --    $      --    $      22
   Natural Gas Pipelines                                    --           --           --
   CO2 Pipelines                                            --           --           --
   Bulk Terminals                                           --           --           --
                                                     ---------    ---------    ---------
   Total segment interest revenue                           --           --           22
   Unallocated interest revenue                          3,818        1,731        2,234
                                                     ---------    ---------    ---------
   Total consolidated interest revenue               $   3,818    $   1,731    $   2,256
                                                     =========    =========    =========

Interest (expense)
   Product Pipelines                                 $      --    $      --    $      --
   Natural Gas Pipelines                                    --           --         (338)
   CO2 Pipelines                                            --           --           --
   Bulk Terminals                                           --           --           --
                                                     ---------    ---------    ---------
   Total segment interest (expense)                         --           --         (338)
   Unallocated interest (expense)                      (97,102)     (54,336)     (40,518)
                                                     ---------    ---------    ---------
   Total consolidated interest (expense)             $ (97,102)   $ (54,336)   $ (40,856)
                                                     =========    =========    =========

Other, net
   Product Pipelines                                 $  10,492    $  10,008    $  (6,492)
   Natural Gas Pipelines                                   744       14,099           (6)
   CO2 Pipelines                                           741          710           --
   Bulk Terminals                                        2,607         (669)        (765)
                                                     ---------    ---------    ---------
   Total consolidated other, net                     $  14,584    $  24,148    $  (7,263)
                                                     =========    =========    =========

Income tax benefit (expense)
   Product Pipelines                                 $ (11,960)   $  (8,493)   $  (1,698)
   Natural Gas Pipelines                                    --          (45)         726
   CO2 Pipelines                                            --           --           --
   Bulk Terminals                                       (1,974)      (1,288)        (600)
                                                     ---------    ---------    ---------
   Total consolidated income tax benefit (expense)   $ (13,934)   $  (9,826)   $  (1,572)
                                                     =========    =========    =========

Segment earnings
   Product Pipelines                                 $ 221,168    $ 208,996    $ 156,913
   Natural Gas Pipelines                               112,917       16,813        4,856
   CO2 Pipelines                                        67,970       15,215       15,457
   Bulk Terminals                                       37,629       34,983       19,244
                                                     ---------    ---------    ---------
   Total segment earnings                              439,684      276,007      196,470
   Interest and corporate
     administrative expenses (a)                      (161,336)     (93,705)     (92,864)
                                                     ---------    ---------    ---------
   Total consolidated net income                     $ 278,348    $ 182,302    $ 103,606
                                                     =========    =========    =========


(a) Includes interest and debt expense, general and administrative expenses, minority interest expense, extraordinary charges and other insignificant items.

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  2000           1999           1998
                                                               -----------    -----------    -----------
Assets at December 31
   Product Pipelines                                           $ 2,230,287    $ 2,015,995    $ 1,817,126
   Natural Gas Pipelines                                         1,544,489        879,076         27,518
   CO2 Pipelines                                                   417,278         86,684         86,760
   Bulk Terminals                                                  357,689        203,601        186,298
                                                               -----------    -----------    -----------
   Total segment assets                                          4,549,743      3,185,356      2,117,702
   Corporate assets (a)                                             75,467         43,382         34,570
                                                               -----------    -----------    -----------

   Total consolidated assets                                   $ 4,625,210    $ 3,228,738    $ 2,152,272
                                                               ===========    ===========    ===========

(a)  Includes cash, cash equivalents and certain unallocable deferred charges

Depreciation and amortization
   Product Pipelines                                           $    41,659    $    38,928    $    32,687
   Natural Gas Pipelines                                            20,780             --             --
   CO2 Pipelines                                                    10,559             --             --
   Bulk Terminals                                                    9,632          7,541          3,870
                                                               -----------    -----------    -----------

   Total consolidated depreciation and amortization            $    82,630    $    46,469    $    36,557
                                                               ===========    ===========    ===========

Equity Investments at December 31
   Product Pipelines                                           $   231,651    $   243,668    $   124,283
   Natural Gas Pipelines                                           141,613         88,249         27,568
   CO2 Pipelines                                                     9,559         86,675         86,688
   Bulk Terminals                                                       59             59             69
                                                               -----------    -----------    -----------
   Total consolidated equity investments                       $   382,882    $   418,651    $   238,608
Investment in oil and gas assets to be contributed
   to joint venture                                                 34,163             --             --
                                                               -----------    -----------    -----------

                                                                   417,045        418,651        238,608
                                                               ===========    ===========    ===========

Capital expenditures
   Product Pipelines                                           $    69,243    $    68,674    $    28,393
   Natural Gas Pipelines                                            14,496             --             --
   CO2 Pipelines                                                    16,115             --             69
   Bulk Terminals                                                   25,669         14,051          9,945
                                                               -----------    -----------    -----------
   Total consolidated capital expenditures                     $   125,523    $    82,725    $    38,407
                                                               ===========    ===========    ===========

(1)   The following reconciles segment earnings to net income.

                                                                   2000          1999           1998
                                                               -----------    -----------    -----------
Segment earnings                                               $   439,684    $   276,007    $   196,470
Interest and corporate
   administrative expenses (a)                                    (161,336)       (93,705)       (92,864)
                                                               -----------    -----------    -----------
Net Income                                                     $   278,348    $   182,302    $   103,606
                                                               ===========    ===========    ===========

(a) Includes interest and debt expense, general and administrative expenses, minority interest expense, extraordinary charges and other insignificant items.


(2)   The following reconciles segment assets to consolidated assets.

                                                                  2000           1999           1998
                                                               -----------    -----------    -----------
Segment assets                                                 $ 4,549,743    $ 3,185,356    $ 2,117,702
Corporate assets (a)                                                75,467         43,382         34,570
                                                               -----------    -----------    -----------

Total assets                                                   $ 4,625,210    $ 3,228,738    $ 2,152,272
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

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     CARBON DIOXIDE LITIGATION

     Kinder Morgan CO2 Company, L.P., as the successor to Shell CO2 Company, Ltd. and directly and indirectly through its ownership interest in the Cortez Pipeline Company, along with other entities, is a defendant in several actions in which the plaintiffs allege that the defendants undervalued carbon dioxide produced from the McElmo Dome field and overcharged for transportation costs, thereby allegedly underpaying royalties and severance tax payments. The plaintiffs are comprised of royalty, overriding royalty and small share working interest owners who claim that they were underpaid by the defendants. These cases are: CO2 Claims Coalition, LLC v. Shell Oil Co., et al., No. 96-Z-2451 (U.S.D.C. Colo.); Rutter & Wilbanks et al. v. Shell Oil Co., et al., No. 00-Z-1854 (U.S.D.C. Colo.); Watson v. Shell Oil Co., et al., No. 00-Z-1855 (U.S.D.C. Colo.); Ainsworth et al. v. Shell Oil Co., et al., No. 00-Z-1856 (U.S.D.C. Colo.); United States ex rel. Crowley v. Shell Oil Company, et al., No. 00-Z-1220 (U.S.D.C. Colo.); Ptasynski et al. v. Shell Western E&P Inc., et al., No. 3:97-CV-1208-R (U.S.D.C. Tex. N. Dist. Dallas Div.); Feerer et al. v. Amoco Production Co., et al., No. 99-2231 (U.S. Ct. App. 10th Cir.); Shell Western E&P Inc. v. Bailey, et al., No 98-28630 (215th Dist. Ct. Harris County, Tex.); Shores, et al. v. Mobil Oil Corporation, et al., No. GC-99-01184 (Texas Probate Court, Denton County); and Celeste C. Grynberg v. Shell Oil Company, et al., No. 98-CV-43 (Colo. Dist. Ct. Montezuma County).

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

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                 BASIC           DILUTED
                            OPERATING        OPERATING                         NET INCOME       NET INCOME
                             REVENUES         INCOME          NET INCOME        PER UNIT         PER UNIT
                            ---------        ---------        ----------       ----------       -----------
                                                 (In thousands, except per unit amounts)

2000
    First Quarter             $157,358        $63,061           $59,559           $0.63          $0.63
    Second Quarter             193,758         79,976            71,810            0.70           0.70
    Third Quarter              202,575         79,826            69,860            0.67           0.67
    Fourth Quarter             262,751         92,698            77,119            0.68           0.68


1999
    First Quarter             $100,049        $47,645           $41,069           $0.57          $0.57
    Second Quarter             102,933         47,340            43,113            0.61           0.61
    Third Quarter (1)          104,388         48,830            52,553            0.77           0.77
    Fourth Quarter             121,379         43,592            45,567            0.62           0.62


(1) 1999 third quarter includes an extraordinary charge of $2.6 million due to an early extinguishment of debt. Net income before extraordinary charge was $55.1 million and basic net income per unit before extraordinary charge was $0.82.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of April 2001.

                                      KINDER MORGAN ENERGY PARTNERS, L.P.
                                      (A Delaware Limited Partnership)
                                      By: KINDER MORGAN G.P., INC.
                                      as General Partner

                                      By: /s/ JOSEPH LISTENGART
                                         --------------------------------------
                                            Joseph Listengart
                                            Vice President and General Counsel

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER        DESCRIPTION
      -------       -----------
       *2.1         Stock Purchase Agreement dated November 30, 2000 between
                    GATX Rail Corporation, GATX Terminals Holding Corporation
                    and Kinder Morgan Energy Partners, L.P. (filed as Exhibit
                    99(b) to the Partnership's Current Report on Form 8-K filed
                    December 1, 2000).

       *3.1     -   Second Amended and Restated Agreement of Limited Partnership
                    of Kinder Morgan Energy Partners, L.P. effective as of
                    February 14, 1997 (filed as Exhibit 3.1 to Amendment No. 1 to Kinder Morgan Energy Partners, L.P. Registration
                    Statement on Form S-4, file No. 333-46709, filed on
                    April 14, 1998).

       *3.2     -   Amendment No. 1 to Second Amended and Restated Agreement of
                    Limited Partnership of Kinder Morgan Energy Partners, L.P.
                    dated as of January 20, 2000 (filed as Exhibit 4.1 to the
                    Partnership's Current Report on Form 8-K filed
                    January 20, 2000).

        3.3     -   Amendment No. 2 to Second Amended and Restated Agreement of
                    Limited Partnership of Kinder Morgan Energy Partners, L.P.
                    dated as of December 21, 2000.

       *4.1     -   Specimen Certificate evidencing Common Units representing
                    Limited Partner Interests (filed as Exhibit 4.1 to Amendment
                    No. 1 to Kinder Morgan Energy Partners, L.P. Registration
                    Statement on Form S-4, file No. 333-44519, filed on
                    February 4, 1998).

       *4.2     -   Indenture dated as of January 29, 1999 among Kinder Morgan
                    Energy Partners, L.P., the guarantors listed on the
                    signature page thereto and U.S. Trust Company of Texas,
                    N.A., as trustee, relating to Senior Debt Securities (filed as Exhibit 4.1 to the Partnership's Current Report on Form
                    8-K filed February 16, 1999 (the "February 16, 1999 Form
                    8-K")).

       *4.3     -   First Supplemental Indenture dated as of January 29, 1999
                    among Kinder Morgan Energy Partners, L.P., the subsidiary
                    guarantors listed on the signature page thereto and U.S.
                    Trust Company of Texas, N.A., as trustee, relating to
                    $250,000,000 of 6.30% Senior Notes due February 1, 2009
                    (filed as Exhibit 4.2 to the February 16, 1999 Form 8-K).

       *4.4     -   Second Supplemental Indenture dated as of September 30,
                    1999 among Kinder Morgan Energy Partners, L.P. and U.S.
                    Trust Company of Texas, N.A., as trustee, relating to
                    release of subsidiary guarantors under the $250,000,000 of
                    6.30% Senior Notes due February 1, 2009 (filed as Exhibit
                    4.4 to the Partnership's Form 10-Q for the quarter ended
                    September 30, 1999 (the "1999 Third Quarter Form 10-Q")).

       *4.5     -   Indenture dated March 22, 2000 between Kinder Morgan
                    Energy Partners and First Union National Bank, as Trustee
                    (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.
                    Registration Statement on Form S-4 (file no. 333-35112)
                    filed on April 19, 2000 (the "April 2000 Form S-4")).

       *4.6     -   Form of Floating Rate Note and Form of 8% Note (contained
                    in the Indenture filed as Exhibit 4.1 to the April 2000
                    Form S-4).

       *4.7     -   Registration Rights Agreement dated March 22, 2000 among
                    Kinder Morgan Energy Partners, Goldman, Sachs & Co.,
                    Merrill Lynch & Co., Banc of America Securities LLC and
                    First Union Securities, Inc. (filed as Exhibit 4.3 to
                    the April 2000 Form S-4).

        4.8     -   Indenture dated November 8, 2000 between Kinder Morgan
                    Energy Partners and First Union National Bank, as Trustee.

        4.9     -   Form of 7.50% Note (contained in the Indenture filed as
                    Exhibit 4.8).

        4.10    -   Registration Rights Agreement dated November 8, 2000
                    between Kinder Morgan Energy Partners and Banc of America
                    Securities LLC.

        4.11    -   Indenture dated January 2, 2001 between Kinder Morgan
                    Energy Partners and First Union National Bank, as trustee, relating to Senior Debt Securities (including form of Senior
                    Debt Securities).

        4.12    -   Indenture dated January 2, 2001 between Kinder Morgan
                    Energy Partners and First Union National Bank, as trustee, relating to Subordinate Debt Securities (including form of
                    Subordinate Debt Securities).

        4.13    -   Certain instruments with respect to long-term debt of the
                    Partnership and its consolidated subsidiaries which
                    relate to debt that does not exceed 10% of the total assets of the Partnership and its consolidated subsidiaries are
                    omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation
                    S-K, 17 C.F.R. Section 229.601. The Partnership hereby
                    agrees to furnish supplementally to the Securities and
                    Exchange Commission a copy of each such instrument upon
                    request.

       *10.1    -   Kinder Morgan Energy Partners, L.P. Common Unit Option Plan
                    (filed as Exhibit 10.6 to the Partnership's 1997 Form 10-K).

       *10.2    -   Employment Agreement with William V. Morgan (filed as
                    Exhibit 10.1 to the Partnership's Form 10-Q for the
                    quarter ended March 31, 1997).

       *10.3    -   Kinder Morgan Energy Partners L.P. Executive Compensation
                    Plan (filed as Exhibit 10 to the Partnership's Form 10-Q for the quarter ended June 30, 1997).

       *10.4    -   Employment Agreement dated April 20, 2000, by and among
                    Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and
                    David G Dehaemers, Jr. (filed as Exhibit 10(a) to Kinder
                    Morgan, Inc.'s Form 10-Q for the quarter ended March
                    31, 2000).

       *10.5    -   Employment Agreement dated April 20, 2000, by and among
                    Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and
                    Michael C. Morgan (filed as Exhibit 10(b) to Kinder Morgan,
                    Inc.'s Form 10-Q for the quarter ended March 31, 2000).

     * 10.6     -   Intrastate Pipeline system Lease, dated December 31, 1996, between MidCon Texas Pipeline, L.P. and MidCon Texas
                    Pipeline Operator, Inc. (filed as Exhibit 10(y) to Kinder
                    Morgan, Inc.'s 1997 Form 10-K).

     * 10.7     -   Amendment Number One to Intrastate Pipeline system Lease,
                    dated December 31, 1996, between MidCon Texas Pipeline,
                    L.P. and MidCon Texas Pipeline Operator, Inc. (filed as
                    Exhibit 10(z) to Kinder Morgan, Inc.'s 1997 Form 10-K).

       21.1     -   List of Subsidiaries.

     **23.1     -   Consent of PricewaterhouseCoopers LLP.

---------
* Asterisk indicates exhibits incorporated by reference as indicated. ** Double asterisk indicates exhibit filed with this Form 10-K/A.

All other exhibits filed with Form 10-K for the year ended December 31, 2000.