Form 10-K405/A
period 2000-12-31
KINDER MORGAN ENERGY PARTNERS L P
filed 2001-04-27
CIK 888228

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

     We are parties to proceedings at the Federal Energy Regulatory Commission and the California Public Utilities Commission that challenge our tariffs on our Pacific operations. The Federal Energy Regulatory Commission complaint seeks approximately $105 million in tariff refunds and approximately $35 million in prospective annual tariff reductions. The California Public Utilities Commission complaint seeks approximately $17 million in tariff refunds and approximately $10 million in prospective annual tariff reductions. Decisions regarding these complaints could negatively impact our cash flow. Additional challenges to tariff rates could be filed with the Federal Energy Regulatory Commission and California Public Utilities Commission in the future. We believe we have meritorious defenses in the proceedings challenging our pipeline tariffs, and we are defending these proceedings vigorously. We believe the ultimate resolutions of these proceedings will be materially more favorable than the outcomes sought by the protesting shippers and expect these resolutions will not have a material adverse effect on our financial condition or results of operations; nonetheless, a decision by either or both of the California Public Utilities Commission and Federal Energy Regulatory Commission granting the complaining shippers the relief they seek may have a material adverse effect.

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

     On February 14, 2001, we paid a quarterly distribution of $0.95 per unit for the fourth quarter of 2000. The distribution for the fourth quarter of 1999 was $0.725 per unit. This distribution is 35% greater than the $0.775 distributed for the first quarter of 2000 and 11% greater than the $0.95 distributed for the fourth quarter of 2000.

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

     o third, 75% of any available cash then remaining to the owners of all classes of units pro rata and 25% to our general partner until the owners of all classes of units have received a total of $0.4675 per unit in cash for that quarter; and

     o fourth, 50% of any available cash then remaining to the owners of all classes of units pro rata, in cash to owners of common units and Class B units, and 50% in cash to our general partner.

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

     o restrictions on our ability to incur additional debt having a senior position to the indebtedness under our credit facilities and on the amount of additional indebtedness that may be incurred by our subsidiaries;

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

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             (Dollars in Thousands)

                                                                                                                           Total
                                                 Common Units                    Class B Units           General          Partners'
                                             Units          Amount            Units        Amount        Partner          Capital
                                           ----------     -----------       ---------    -----------    -----------     -----------

Partners' capital at December 31, 1997     14,111,200     $   146,840              --    $        --    $     3,384     $   150,224

    Net income                                     --          70,159              --             --         33,447         103,606

    Common units issued as consideration
         in the acquisition of assets
         or businesses                     28,669,912       1,001,865              --             --             --       1,001,865

    Common units issued for cash            6,070,578         211,507              --             --             --         211,507

    Capital contributions                          --          10,234              --             --          2,678          12,912

    Distributions                                  --         (91,063)             --             --        (27,437)       (118,500)

    Repurchases                               (30,000)           (951)             --             --             --            (951)
                                           ----------     -----------       ---------    -----------    -----------     -----------
Partners' capital at December 31, 1998     48,821,690       1,348,591              --             --         12,072       1,360,663

    Net income                                     --         126,029              --             --         56,273         182,302

    Common units issued as consideration
         in the acquisition of assets
         or businesses                     10,320,147         420,610              --             --            (15)        420,595

    Common units issued for cash                2,000              68              --             --             --              68

    Distributions                                  --        (135,835)             --             --        (52,674)       (188,509)

    Repurchases                                (6,700)           (321)             --             --             --            (321)
                                           ----------     -----------       ---------    -----------    -----------     -----------
Partners' capital at December 31, 1999     59,137,137       1,759,142              --             --         15,656       1,774,798

    Net income                                     --         168,878              --             --        109,470         278,348

    Common units issued as consideration
         in the acquisition of assets
         or businesses                      1,214,172          53,050       2,656,700        125,961            (11)        179,000

    Common units issued for cash            4,506,800         170,978              --             --             --         170,978

    Distributions                                  --        (194,691)             --             --        (91,366)       (286,057)
                                           ----------     -----------       ---------    -----------    -----------     -----------
Partners' capital at December 31, 2000     64,858,109     $ 1,957,357       2,656,700    $   125,961    $    33,749     $ 2,117,067
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

     PRODUCT PIPELINES

     Santa Fe

     On March 6, 1998, we acquired 99.5% of SFPP, L.P., the operating partnership of Santa Fe Pacific Pipeline Partners, L.P. SFPP owns our Pacific operations. The transaction was valued at more than $1.5 billion inclusive of liabilities assumed. We acquired the interest of Santa Fe Pacific Pipeline's common unitholders in SFPP in exchange for approximately 26.5 million units (1.39 of our units for each Santa Fe Pacific Pipeline common unit). In addition, we paid $84.4 million to Santa Fe Pacific Pipelines, Inc. in exchange for the general partner interest in Santa Fe Pacific Pipeline Partners, L.P. Also on March 6, 1998, SFPP redeemed from Santa Fe Pacific Pipelines, Inc. a 0.5% interest in SFPP for $5.8 million. The redemption was paid from SFPP's cash reserves. After the redemption, Santa Fe Pacific Pipelines, Inc. continues to own a 0.5% special limited partner interest in SFPP. Assets acquired in this transaction comprise our Pacific operations, which include over 3,300 miles of pipeline and thirteen owned and operated terminals.

     Our purchase price and the allocation to assets acquired and liabilities assumed was as follows:

Purchase price:
  Common units issued                                       $  941,865
  Cash paid, including transaction costs                        93,798
  Liabilities assumed                                          518,685
                                                            ----------
  Total purchase price                                      $1,554,348
                                                            ==========

Allocation of purchase price:
  Current assets                                            $   54,234
  Property, plant and equipment                              1,490,453
  Deferred charges and other assets                              9,661
                                                            ----------
                                                            $1,554,348
                                                            ==========

     Plantation Pipe Line Company

     On September 15, 1998, we acquired an approximate 24% interest in Plantation Pipe Line Company for $110 million. On June 16, 1999, we acquired an additional approximate 27% interest in Plantation Pipe Line Company for $124.2 million. Collectively, we now own approximately 51% of Plantation Pipe Line Company, and ExxonMobil Pipeline Company, an affiliate of ExxonMobil Corporation, owns approximately 49%. Plantation Pipe Line Company owns and operates a 3,100-mile pipeline system throughout the southeastern United States. The pipeline is a common carrier of refined petroleum products to various metropolitan areas, including Atlanta, Georgia; Charlotte, North Carolina; and the Washington, D.C. area. We do not control Plantation Pipe Line.

     Our purchase price and the allocation to assets acquired and liabilities assumed was as follows:

Purchase price:
  Cash paid, including transaction costs                     $234,163
                                                             --------
  Total purchase price                                       $234,163
                                                             ========

Allocation of purchase price:
  Equity investments                                         $234,163
                                                             --------
                                                             $234,163
                                                             ========

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company, and therefore, we account for our investment in Plantation under the equity method of accounting.

     Transmix Operations

     On September 10, 1999, we acquired transmix processing plants in Richmond, Virginia and Dorsey Junction, Maryland and other related assets from Primary Corporation. As consideration for the purchase, we paid Primary approximately $16.0 million and 510,147 units valued at approximately $14.3 million.

     Our purchase price and the allocation to assets acquired and liabilities assumed was as follows:


Purchase price:
     Common units issued                          $14,348
     Cash paid, including transaction costs        15,957
     Liabilities assumed                            5,792
                                                  -------
     Total purchase price                         $36,097
                                                  =======
Allocation of purchase price:
     Current assets                               $ 4,854
     Property, plant and equipment                 31,240
     Deferred charges and other assets                  3
                                                  -------
                                                  $36,097
                                                  =======

     On October 25, 2000, we acquired Kinder Morgan Transmix, LLC, formerly Buckeye Refining Company, LLC, which owns and operates transmix processing plants in Indianola, Pennsylvania and Wood River, Illinois and other related transmix assets. As consideration for the purchase, we paid Buckeye approximately $37.3 million for property, plant and equipment plus approximately $8.4 million for net working capital and other items.

     Our purchase price and the allocation to assets acquired and liabilities assumed was as follows:


Purchase price:
     Cash paid, including transaction costs       $45,696
     Liabilities assumed                           11,462
                                                  -------
     Total purchase price                         $57,158
                                                  =======
Allocation of purchase price:
     Current assets                               $19,862
     Property, plant and equipment                 37,289
     Deferred charges and other assets                  7
                                                  -------
                                                  $57,158
                                                  =======

     Effective December 31, 2000, we acquired the remaining 50% interest in the Colton Transmix Processing Facility from Duke Energy Merchants for approximately $11.2 million. We now own 100% of the Colton facility. Prior to our acquisition of the controlling interest in the Colton facility, we accounted for our ownership interest in the Colton facility under the equity method of accounting.

     Our purchase price and the allocation to assets acquired and liabilities assumed was as follows:

Purchase price:
     Cash paid, including transaction costs       $11,233
     Liabilities assumed                            1,788
                                                  -------
     Total purchase price                         $13,021
                                                  =======
Allocation of purchase price:
     Current assets                               $ 4,465
     Property, plant and equipment                  8,556
                                                  -------
                                                  $13,021
                                                  =======

     Cochin Pipeline

     Effective November 3, 2000, we acquired from NOVA Chemicals Corporation an undivided 32.5% interest in the Cochin Pipeline System for approximately $120.5 million. We record our proportional share of joint venture revenues and expenses and cost of joint venture assets as part of our Product Pipelines business segment.

     Our purchase price and the allocation to assets acquired and liabilities assumed was as follows:

Purchase price:
     Cash paid, including transaction costs      $120,523
                                                 --------
     Total purchase price                        $120,523
                                                 ========
Allocation of purchase price:
     Property, plant and equipment               $120,523
                                                 --------
                                                 $120,523
                                                 ========

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

     Kinder Morgan, Inc. Asset Contributions

     Effective December 31, 1999, we acquired over $700 million of assets from KMI. As consideration for the assets, we paid to KMI $330 million and 9.81 million common units, valued at $406.3 million. In addition, we assumed $40.3 million in debt and approximately $121.6 million in liabilities. We acquired Kinder Morgan Interstate Gas Transmission LLC (formerly K N Interstate Gas Transmission Co.), a 33 1/3% interest in Trailblazer and a 49% equity interest in Red Cedar Gathering Company. The acquired interest in Trailblazer, when combined with the interest purchased on November 30, 1999, gave us a 66 2/3% ownership interest.

     Our purchase price and the allocation to assets acquired and liabilities assumed was as follows:


Purchase price:
     Common units issued                         $406,262
     Cash paid, including transaction costs       367,600
     Debt assumed                                  40,300
     Liabilities assumed                          121,675
                                                 --------
     Total purchase price                        $935,837
                                                 ========
Allocation of purchase price:
     Current assets                              $ 78,335
     Property, plant and equipment                741,125
     Equity investments                            88,249
     Deferred charges and other assets             28,128
                                                 --------
                                                 $935,837
                                                 ========



     Effective December 31, 2000, we acquired over $300 million of assets from KMI. As consideration for these assets, we paid to KMI $192.7 million and $155.7 million in units, consisting of 640,000 common units and 2,656,700 Class B units. We also assumed liabilities of approximately $273.3 million. We acquired Kinder Morgan Texas Pipeline, Inc. and MidCon NGL Corp. (both of which were converted to single-member limited liability companies), the Casper and Douglas natural gas gathering and processing systems, a 50% interest in Coyote Gas Treating, LLC and a 25% interest in Thunder Creek Gas Services, LLC.

     Our purchase price and the allocation to assets acquired and liabilities assumed was as follows:


Purchase price:
     Common and Class B units issued             $155,692
     Cash paid, including transaction costs       192,677
     Liabilities assumed                          273,331
                                                 --------
     Total purchase price                        $621,700
                                                 ========
Allocation of purchase price:
     Current assets                              $255,320
     Property, plant and equipment                137,145
     Intangible-LeaseHold Value                   179,390
     Equity investments                            45,225
     Deferred charges and other assets              4,620
                                                 --------
                                                 $621,700
                                                 ========

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

Our purchase price and the allocation to assets acquired and liabilities assumed was as follows:

    Purchase price:
        Cash paid, including transaction costs         $  212,081
        Liabilities assumed                                37,080
                                                       ----------
        Total purchase price                           $  249,161
                                                       ==========
    Allocation of purchase price:
        Current assets                                 $   51,870
        Property, plant and equipment                     230,332
        Goodwill                                           45,751
        Equity investments                                (79,693)(a)
        Deferred charges and other assets                     901
                                                       ----------
                                                       $  249,161
                                                       ==========

(a) Represents reclassification of our original 20% equity investment in Shell CO2 Company, L.P. of ($86,672) and our allocation of purchase price to the equity investment purchased in our acquisition of Shell CO2 Company, L.P. of $6,979.

     Other Acquisitions and Joint Ventures

     Effective June 1, 2000, we acquired significant interests in carbon dioxide pipeline assets and oil-producing properties from Devon Energy Production Company L.P. for $53.4 million. Included in the acquisition was an approximate 81% equity interest in the Canyon Reef Carriers CO2 Pipeline, an approximate
71% working interest in the SACROC oil field, and minority interests in the Sharon Ridge unit and the Reinecke unit. All of the assets and properties are located in the Permian Basin of west Texas.

Our purchase price and the allocation to assets acquired and liabilities assumed was:

     Purchase price:
         Cash paid, including transaction costs         $   53,435
                                                        ----------
         Total purchase price                           $   53,435
                                                        ==========
     Allocation of purchase price:
         Property, plant and equipment                  $   53,435
                                                        ----------
                                                        $   53,435
                                                        ==========

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

     BULK TERMINALS

     Hall-Buck Marine, Inc.

     Effective July 1, 1998, we acquired Hall-Buck Marine, Inc. for approximately $98.7 million, consisting of approximately 2.1 million units and assumed liabilities. Hall-Buck, headquartered in Sorrento, Louisiana, is one of the nation's largest independent operators of dry bulk terminals. In addition, Hall-Buck owns all of the common stock of River Consulting Incorporated, a nationally recognized leader in the design and construction of bulk material facilities and port related structures. After the acquisition, we changed the name of Hall-Buck Marine, Inc. to Kinder Morgan Bulk Terminals, Inc.

Our purchase price and the allocation to assets acquired and liabilities assumed was as follows:

     Purchase price:
         Common units issued                            $   60,000
         Cash paid, including transaction costs                170
         Liabilities assumed                                37,916
                                                        ----------
         Total purchase price                           $   98,086
                                                        ==========
     Allocation of purchase price:
         Current assets                                 $   14,082
         Property, plant and equipment                      30,738
         Goodwill                                           50,962
         Deferred charges and other assets                   2,304
                                                        ----------
                                                        $   98,086
                                                        ==========

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

Our purchase price and the allocation to assets acquired and liabilities assumed was as follows:

     Purchase price:
         Common units issued                            $   23,319
         Cash paid, including transaction costs                757
         Liabilities assumed                                 3,140
                                                        ----------
         Total purchase price                           $   27,216
                                                        ==========
     Allocation of purchase price:
         Current assets                                 $    1,764
         Property, plant and equipment                      15,201
         Goodwill                                           10,251
                                                        ----------
                                                        $   27,216
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

     Our purchase price and the allocation to assets acquired and liabilities assumed was as follows:

Purchase price:
  Cash paid, including transaction costs                                     $  114,112
  Liabilities assumed                                                             7,647
                                                                             ----------
  Total purchase price                                                       $  121,759
                                                                             ==========
Allocation of purchase price:
  Current assets                                                             $    1,137
  Property, plant and equipment                                                  70,189
  Goodwill                                                                       50,396
  Deferred charges and other assets                                                  37
                                                                             ----------
                                                                             $  121,759
                                                                             ==========

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

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of April 2001.


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