Form 10-Q
period 2001-03-31
KINDER MORGAN ENERGY PARTNERS L P
filed 2001-05-15
CIK 888228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001


                         Commission File Number 1-11234

                       KINDER MORGAN ENERGY PARTNERS, L.P.

             (Exact name of registrant as specified in its charter)



                Delaware                               76-0380342
        ---------------------------------      -------------------------------
        (State or other jurisdiction of        (I.R.S. Employer Identification
        incorporation or organization)          Number)


                500 Dallas St.
                Suite 1000
                Houston, Texas                           77002
        ---------------------------------       ------------------------------
       (Address of principal executive                 (Zip Code)
                Offices)


                                (713) 369-9000
        ----------------------------------------------------------------------
             (Registrant's telephone number, including area code)




    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]


       The Registrant had 64,877,509 units outstanding at May 10, 2001.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        -------
        PART I. FINANCIAL INFORMATION


           Item 1. - Financial Statements (Unaudited)

                 Consolidated Statements of Income - Three Months
                 Ended March 31, 2001 and 2000                              3

                 Consolidated Balance Sheets - March 31, 2001 and
                 December 31, 2000                                          4

                 Consolidated Statements of Cash Flows - Three Months
                 Ended March 31, 2001 and 2000                              5

                 Notes to Consolidated Financial Statements                 6


           Item 2. - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             23


           Item 3. - Quantitative and Qualitative Disclosures about
                 Market Risk                                               28



        PART II. OTHER INFORMATION


           Item 1. - Legal Proceedings                                     29


           Item 2. - Changes in Securities and Use of Proceeds             29


           Item 3. - Defaults Upon Senior Securities                       29


           Item 4. - Submission of Matters to a Vote of Security Holders   29


           Item 5. - Other Information                                     29


           Item 6. - Exhibits and Reports on Form 8-K                      29

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Unit Amounts)
                                   (Unaudited)


                                                               Three Months Ended March 31,
                                                                 2001                 2000
                                                          -------------------  -------------------

Revenues                                                $          1,028,645 $            157,358

Costs and Expenses
  Operations and maintenance                                         817,961               55,032
  Depreciation, depletion and amortization                            30,075               18,845
  General and administrative                                          28,585               14,323
  Taxes, other than income taxes                                      13,673                6,097
                                                          -------------------  -------------------
                                                                     890,294               94,297
                                                          -------------------  -------------------

Operating Income                                                     138,351               63,061

Other Income (Expense)
  Earnings from equity investments                                    21,203               14,817
  Amortization of excess cost of equity investments                   (2,253)              (1,673)
  Interest, net                                                      (49,807)             (20,118)
  Other, net                                                             274                7,911
Minority Interest                                                     (3,002)              (1,678)
                                                          -------------------  -------------------

Income Before Income Taxes                                           104,766               62,320

Income Taxes                                                          (3,099)              (2,761)

                                                          -------------------  -------------------
Net Income                                              $            101,667 $             59,559
                                                          ===================  ===================

General Partner's interest in Net Income                $             41,622 $             22,257

Limited Partners' interest in Net Income                              60,045               37,302

                                                          -------------------  -------------------
Net Income                                              $            101,667 $             59,559
                                                          ===================  ===================

Basic and Diluted Net Income per Unit                   $               0.89 $               0.63
                                                          ===================  ===================

Weighted Average Number of Units used in Computation of
    Net Income per Unit
   Basic                                                              67,518               59,510

   Diluted                                                            67,611               59,549

                The accompanying notes are an integral part of these consolidated financial statements.


              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                      March 31,           December 31,
                                                         2001                 2000
                                                   ------------------   ------------------
ASSETS
Current Assets
   Cash and cash equivalents                       $         259,757    $          59,319
   Accounts and notes receivable
     Trade                                                   282,245              345,065
     Related parties                                          20,935                3,384
   Inventories
     Products                                                  5,224               24,137
     Materials and supplies                                    5,576                4,972
   Gas imbalances                                             35,115               26,878
   Gas in underground storage                                 24,979               27,481
   Other Current Assets                                       30,721               20,025
                                                   ------------------   ------------------
                                                             664,552              511,261
                                                   ------------------   ------------------

Property, Plant and Equipment, net                         4,298,632            3,306,305
Investments                                                  447,902              417,045
Notes receivable                                               9,101                9,101
Intangibles, net                                             599,316              345,305
Deferred charges and other assets                             85,737               36,193
                                                   ------------------   ------------------
TOTAL ASSETS                                       $       6,105,240    $       4,625,210
                                                   ==================   ==================


LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts payable
     Trade                                         $         243,187    $         293,268
     Related parties                                           7,006                8,255
   Current portion of long-term debt                         824,779              648,949
   Deferred revenues                                           7,897               43,978
   Gas imbalances                                             35,766               48,834
   Accrued other liabilities                                 108,116               55,672
                                                   ------------------   ------------------
                                                           1,226,751            1,098,956
                                                   ------------------   ------------------

Long-Term Liabilities and Deferred Credits
   Long-term debt                                          2,435,172            1,255,453
   Deferred revenues                                          16,197                1,503
   Other                                                     245,091               94,062
                                                   ------------------   ------------------
                                                           2,696,460            1,351,018
                                                   ------------------   ------------------

Commitments and Contingencies

Minority Interest                                             58,891               58,169
                                                   ------------------   ------------------
Partners' Capital
   Common Units                                            1,953,609            1,957,357
   Class B Units                                             128,303              125,961
   General Partner                                            41,966               33,749
Accumulated other comprehensive income                          (740)                   -
                                                   ------------------   ------------------
                                                           2,123,138            2,117,067
                                                   ------------------   ------------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL            $       6,105,240    $       4,625,210
                                                   ==================   ==================

      The accompanying notes are an integral part of these consolidated financial statements.

                                  Page 4 of 32

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                            Three Months Ended March 31,
                                                                                              2001                 2000
                                                                                    -------------------  -------------------
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities
    Net income                                                                      $          101,667   $           59,559
    Depreciation and amortization                                                               30,075               18,845
    Amortization of excess cost of equity investments                                            2,253                1,673
    Earnings from equity investments                                                           (21,203)             (14,817)
    Distributions from equity investments                                                       10,521                7,738
    Changes in components of working capital                                                    (9,424)               5,708
    Other, net                                                                                  23,933               (5,880)
                                                                                    -------------------  -------------------
Net Cash Provided by Operating Activities                                                      137,822               72,826
                                                                                    -------------------  -------------------

Cash Flows From Investing Activities
    Acquisitions of assets                                                                  (1,015,594)            (330,215)
    Additions to property, plant and equipment                                                 (39,881)             (24,716)
    Sale of investments, property, plant and equipment, net of removal costs                     8,047                3,727
    Contributions to equity investments                                                         (1,244)                 (58)
    Other                                                                                       (3,148)                (612)
                                                                                    -------------------  -------------------
Net Cash Used in Investing Activities                                                       (1,051,820)            (351,874)
                                                                                    -------------------  -------------------

Cash Flows From Financing Activities
    Issuance of debt                                                                         3,067,734              903,186
    Payment of debt                                                                         (1,849,301)            (554,174)
    Debt issue costs                                                                            (6,989)              (1,662)
    Distributions to partners
      Common Units                                                                             (61,011)             (35,762)
      General Partner                                                                          (33,398)             (14,778)
      Minority Interest                                                                         (2,274)              (1,441)
    Other, net                                                                                    (325)                 398
                                                                                    -------------------  -------------------
Net Cash Provided by (Used in) Financing Activities                                          1,114,436              295,767
                                                                                    -------------------  -------------------

Increase in Cash and Cash Equivalents                                                          200,438               16,719
Cash and Cash Equivalents, Beginning of Period                                                  59,319               40,052
                                                                                    -------------------  -------------------
Cash and Cash Equivalents, End of Period                                            $          259,757   $           56,771
                                                                                    ===================  ===================

Noncash Investing and Financing Activities
 Assets acquired by the issuance of Common Units                                    $                -   $           23,319
 Assets acquired by the assumption of liabilities                                              259,634                3,140

                  The accompanying notes are an integral part of these consolidated financial statements.


              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  General

   Unless the context requires otherwise, references to "we", "us", "our" or the "Partnership" are intended to mean Kinder Morgan Energy Partners, L.P. We have prepared the accompanying unaudited consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of our management, necessary for a fair presentation of our financial results for the interim periods. You should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our annual report on Form 10-K, as amended, for the year ended December 31, 2000.

   In the first quarter of 2001, we acquired GATX Corporation's United States pipeline and liquids terminal businesses for approximately $1,230.5 million, consisting of cash, assumed debt and other obligations. In subsequent periods, the purchase price will be adjusted to reflect the final determined values of assumed liabilities. Primary assets included in the transaction were the CALNEV Pipe Line Company, the Central Florida Pipeline Company and 12 terminals that store refined petroleum products and chemicals. See note 2 for more information. Prior to closing, the acquired businesses were converted into various single-member limited liability companies, and we allocated the resources to segments on the basis used internally for evaluating segment performance. Due to the GATX asset acquisitions, we have added Liquids Terminals as our fifth reportable business segment.

   Effective January 1, 2001, our five reportable business segments consist of:

   o     Product Pipelines;
   o     Natural Gas Pipelines;
   o     CO2 Pipelines;
   o     Bulk Terminals; and
   o     Liquids Terminals.

   The operations of CALNEV Pipe Line LLC, Central Florida Pipeline LLC and various refined petroleum product terminals, primarily located on the West Coast, have been combined with our previous Product Pipelines business segment. The remaining liquid and chemical terminals that we acquired from GATX, which are located in Houston, New York, Chicago and Philadelphia, have been combined to form our current Liquids Terminals segment.

   We compute Basic Limited Partners' Net Income per Unit by dividing limited partners' interest in net income by the weighted average number of units outstanding during the period. Diluted Limited Partners' Net Income per Unit reflects the potential dilution, by application of the treasury stock method, that could occur if options to issue units were exercised, which would result in the issuance of additional units that would then share in our net income.

2.  Acquisitions and Joint Ventures

   During 2000 and the first quarter of 2001, we completed the following significant acquisitions. Each of the acquisitions was accounted for under the purchase method of accounting and the assets and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The results of operations from these acquisitions are included in the consolidated financial statements from the date of acquisition.


   Product Pipelines

   Central Florida Pipeline LLC

   Effective January 1, 2001, we acquired Central Florida Pipeline LLC (formerly Central Florida Pipeline Company) from GATX Corporation. Central Florida Pipeline consists of a 195-mile pipeline transporting refined petroleum products from Tampa to the growing Orlando, Florida market. Our purchase price was approximately $202.9 million, consisting of $158.6 million in cash, $40 million in assumed debt and $4.3 million in assumed liabilities.

   Our purchase price and the allocation to assets acquired and liabilities assumed was as follows (in thousands):

        Purchase price:
                Cash paid, including transaction costs     $   158,585
                Debt assumed                                    40,000
                Liabilities assumed                              4,318
                                                           -----------
                Total purchase price                       $   202,903
                                                           ===========
        Allocation of purchase price:
                Current assets                             $     4,500
                Property, plant and equipment                  128,373
                Deferred charges and other assets                  233
                Goodwill                                        69,797
                                                           -----------
                                                           $   202,903
                                                           ===========

   CALNEV Pipe Line LLC

   Effective March 30, 2001, we acquired CALNEV Pipe Line LLC (formerly CALNEV Pipe Line Company) from GATX Corporation. CALNEV Pipe Line consists of a 550-mile refined petroleum products pipeline originating in Colton, California and extending into the growing Las Vegas, Nevada market. The pipeline interconnects in Colton with our Pacific Operations' West Line pipeline segment. Our purchase price was approximately $381.3 million, consisting of $360.9 million in cash, $9.1 million in assumed debt and $11.3 million in assumed liabilities.

   Our purchase price and the allocation to assets acquired and liabilities assumed was as follows (in thousands):

        Purchase price:
                Cash paid, including transaction costs     $   360,848
                Debt assumed                                     9,089
                Liabilities assumed                             11,346
                                                           -----------
                Total purchase price                       $   381,283
                                                           ===========
        Allocation of purchase price:
                Current assets                             $     6,576
                Property, plant and equipment                  175,676
                Deferred charges and other assets                  149
                Goodwill                                   $   198,882
                                                           -----------
                                                           $   381,283
                                                           ===========

   Bulk Terminals

   Pinney Dock & Transport Company

   Effective March 1, 2001, we acquired all of the shares of the capital stock of Pinney Dock & Transport Company for $42.6 million. The acquisition includes a bulk product terminal located in Ashtabula, Ohio on Lake Erie. The facility handles iron ore, titanium ore, magnetite and other aggregates. Our purchase price consisted of $41.5 million in cash and $1.1 million in assumed liabilities.


   Our purchase price and the allocation to assets acquired and liabilities assumed was as follows (in thousands):

        Purchase price:
                Cash paid, including transaction costs     $  41,494
                Liabilities assumed                            1,122
                                                           ---------

                Total purchase price                       $  42,616
        Allocation of purchase  price:
                Current assets                             $   1,970
                Property, plant and equipment                 30,000
                Goodwill                                      10,159
                Deferred charges and other assets                487
                                                           ------------
                                                           $  42,616
                                                           ============

   Liquids Terminals

   Kinder Morgan Liquids Terminals LLC

   Effective January 1, 2001, we acquired Kinder Morgan Liquids Terminals LLC (formerly GATX Terminals Corporation) from GATX Corporation. Acquired assets included 12 terminals, located across the United States, which store approximately 35.6 million barrels of refined petroleum products and chemicals. Our purchase price was $646.3 million, consisting of $452.5 million in cash, $87.9 million in assumed debt and $105.9 million in assumed liabilities.

   Our purchase price and the allocation to assets acquired and liabilities assumed was as follows (in thousands):

        Purchase price:
                Cash paid, including transaction costs     $ 452,527
                Debt assumed                                  87,930
                Liabilities assumed                          105,829
                                                           ---------
                Total purchase price                       $ 646,286
                                                           =========
        Allocation of purchase price:
                Current assets                             $  21,388
                Property, plant and equipment                620,494
                Deferred charges and other assets              4,404
                                                           ---------
                                                           $ 646,286
                                                           =========

   Pro Forma Information

   The following summarized unaudited Pro Forma Consolidated Income Statement information for the three months ended March 31, 2001 and 2000, assumes all of the acquisitions we have made since January 1, 2000, including the ones above, had occurred as of January 1, 2000. We have prepared these unaudited Pro Forma financial results for comparative purposes only. These unaudited Pro Forma financial results may not be indicative of the results that would have occurred if we had completed these acquisitions as of January 1, 2000 or the results that will be attained in the future. Amounts presented below are in thousands, except for the per unit amounts:

                                                     Pro Forma
                                                     Three Months Ended
                                             March 31, 2001      March 31, 2000
                                             --------------      --------------
        Consolidated Income Statement                     (Unaudited)
Revenues                                     $ 1,040,476       $   794,230
Operating Income                                 143,055           120,839
Net Income                                       100,430            91,230
Basic Limited Partners' Net Income
   per unit                                        $0.87             $0.74
Diluted Limited Partners'
   Net Income per unit                             $0.87             $0.74


   Other

   On May 2, 2001, we, together with national independent power company Calpine Corporation, announced plans to jointly develop the Sonoran Pipeline, subject to a successful open season and all other approvals. As proposed, the Sonoran Pipeline will be a 1,160-mile, high-pressure interstate natural gas pipeline operating between the San Juan Basin in northern New Mexico to the San Francisco Bay area in California. The interstate pipeline will be subject to the jurisdiction of the Federal Energy Regulatory Commission and will be evaluated and developed in two phases. The first phase will run from the San Juan Basin to the California border, and the second phase will run from the California border to the San Francisco Bay area. The first phase of the pipeline is scheduled for completion in the summer of 2003.


3.  Litigation and Other Contingencies

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

   With respect to the East Line rates, Opinion No. 435 reversed in part and affirmed in part the initial decision's ruling regarding the methodology for calculating the rate base for the East Line. Opinion No. 435 modified the initial decision concerning the date on which the starting rate base should be calculated and the accumulated deferred income tax and allowable cost of equity used to calculate the rate base. In addition, Opinion No. 435 ruled that SFPP would not owe reparations to any complainant for any period prior to the date on which that complainant's complaint was filed, thus reducing by two years the potential reparations period claimed by most complainants. On January 19, 1999, ARCO filed a petition with the United States Court of Appeals for the District of Columbia Circuit for review of Opinion No. 435. Additional petitions for review were thereafter filed in that court by RHC, Navajo, Chevron and SFPP.

    SFPP and certain complainants each sought rehearing of Opinion No. 435 by the FERC, asking that a number of rulings be modified. In compliance with Opinion No. 435, on March 15, 1999, SFPP submitted a compliance filing implementing the rulings made by FERC, establishing the level of rates to be charged by SFPP in the future, and setting forth the amount of reparations owed by SFPP to the complainants under the order. The complainants contested SFPP's compliance filing.

   On July 6, 1999, in response to a motion by the FERC, the Court of Appeals held the ARCO and RHC petitions in abeyance pending FERC action on petitions for rehearing of Opinion No. 435 and dismissed the Navajo, Chevron and SFPP petitions as premature because those parties had sought FERC rehearing.

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

   On December 21, 2000, the FERC administrative law judge issued his initial decision finding that SFPP possesses market power over the Sepulveda Lines origin market. SFPP and other parties have filed briefs opposing and supporting the initial decision with the FERC. The ultimate disposition of SFPP's market rate application is pending before the FERC.

   Following the issuance of the initial decision in the Sepulveda case, the FERC judge indicated an intention to proceed to consideration of the justness and reasonableness of the existing rate for service on the Sepulveda Lines. SFPP sought clarification from FERC on the proper disposition of that issue in light of the pendency of its market rate application and prior deferral of consideration of SFPP's tariff filing. On February 22, 2001, the FERC granted SFPP's motion and deferred consideration of the pending complaints against the Sepulveda Lines rate until after its final disposition of SFPP's market rate application.

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

   A hearing in this new proceeding is scheduled for August 2001. An initial decision by the administrative law judge is due in January 2002.

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

   The rehearing complaint was heard by the CPUC in October 2000 and the April 2000 complaint and SFPP's market-based application were heard by the CPUC in February 2001. All three matters stand submitted as of April 13, 2001, and a decision addressing the submitted matters is expected within three to six months.

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

   Separately, numerous petitioners, including KMIGT, have filed appeals of Order No. 637 in the D.C. Circuit, potentially raising a wide array of issues. Initial briefs were filed April 6, 2001, addressing a wide array of issues. Oral argument on the appeals is set for November 2001.

   Carbon Dioxide Litigation

   Kinder Morgan CO2Company, L.P. directly and indirectly through its ownership interest in the Cortez Pipeline Company, along with other entities, is a defendant in several actions in which the plaintiffs allege that the defendants undervalued carbon dioxide produced from the McElmo Dome field and overcharged for transportation costs, thereby allegedly underpaying royalties and severance tax payments. The plaintiffs are comprised of royalty, overriding royalty and small share working interest owners who claim that they were underpaid by the defendants.  These cases are:  CO2 Claims
                                                          -----------
Coalition, LLC v. Shell Oil Co., et al., No. 96-Z-2451 (U.S.D.C. Colo.);
---------------------------------------
Rutter & Wilbanks et al. v. Shell Oil Co., et al., No. 00-Z-1854 (U.S.D.C.
------------------------------------------------
Colo.); Watson v. Shell Oil Co., et al., No. 00-Z-1855 (U.S.D.C. Colo.);
        ------------------------------
Ainsworth et al. v. Shell Oil Co., et al., No. 00-Z-1856 (U.S.D.C. Colo.);
----------------------------------------
United States ex rel. Crowley v. Shell Oil Company, et al., No. 00-Z-1220
---------------------------------------------------------
(U.S.D.C. Colo.); Ptasynski et al. v. Shell Western E&P Inc., et al., No.
                  --------------------------------------------------
3:97-CV-1208-R (U.S.D.C. Tex. N. Dist. Dallas Div.); Feerer et al. v. Amoco
                                                     -----------------------
Production Co., et al., No. 99-2231 (U.S. Ct. App. 10th Cir.); Shell Western
----------------------                                         --------------
E&P Inc. v. Bailey, et al., No 98-28630 (215th Dist. Ct. Harris County,
--------------------------
Tex.); Shores, et al. v. Mobil Oil Corporation, et al., No. GC-99-01184
       -----------------------------------------------
(Texas Probate Court, Denton County); First State Bank of Denton v. Mobil Oil
                                      ----------------------------------------
Corporation, et al., No. PR-8552-01 (Texas Probate Court, Denton County); and
-------------------
Celeste C. Grynberg v. Shell Oil Company, et al., No. 98-CV-43 (Colo. Dist.
-----------------------------------------------
Ct. Montezuma County).

   Although no assurances can be given, we believe that we have meritorious defenses to these actions, that we have established an adequate reserve to cover potential liability, and that these matters will not have a material adverse effect on our business, financial position or results of operations.

   Environmental Matters

   We are subject to environmental cleanup and enforcement actions from time to time. In particular, the federal Comprehensive Environmental Response, Compensation and Liability (CERCLA) Act generally imposes joint and several liability for cleanup and enforcement costs on current or predecessor owners and operators of a site, without regard to fault or the legality of the original conduct. Our operations are also subject to federal, state and local laws and regulations relating to protection of the environment. Although we believe our operations are in substantial compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that we will not incur significant costs and liabilities. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies there under, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us.

   We are currently involved in the following governmental proceedings related to compliance with environmental regulations associated with our SFPP assets:

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

   In the first quarter of 2001, we closed on the purchase of twelve liquid terminal sites and two pipelines assets from GATX Corporation (see note 2). Groundwater and soil remediation efforts are currently being performed under administrative orders issued by various regulatory agencies on those assets purchased from GATX Corporation comprising Kinder Morgan Liquids Terminals LLC, CALNEV Pipe Line LLC and Central Florida Pipeline LLC. We have recorded environmental reserves in the amount of $62.1 million to address the environmental issues, including CERCLA liabilities, related to these assets.

   Although no assurance can be given, we believe that the ultimate resolution of all these environmental matters set forth in this note will not have a material adverse effect on our business, financial position or results of operations. We have recorded a total reserve for environmental claims in the amount of $78.2 million at March 31, 2001.

   Other

   We are a defendant in various lawsuits arising from the day-to-day operations of our businesses. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position or results of operations.

   For more detailed information regarding these proceedings and other litigation, please refer to Note 16 to our consolidated financial statements included in our Form 10-K, as amended, for the year ended December 31, 2000.


4.  Distributions

   On February 14, 2001, we paid a cash distribution for the quarterly period ended December 31, 2000, of $0.95 per unit. The distribution was declared on January 17, 2001, payable to unitholders of record as of January 31, 2001.

   On April 18, 2001, we declared a cash distribution for the quarterly period ended March 31, 2001, of $1.05 per unit. The distribution will be paid on or before May 15, 2001, to unitholders of record as of April 30, 2001.


5.  Debt

   Our debt facilities as of March 31, 2001, consist primarily of:

     o    a $600 million unsecured 364-day credit facility due October 25, 2001;
     o a $300 million unsecured five-year credit facility due September 29, 2004;
     o    a $500 million unsecured credit facility due December 31, 2001;
     o    $200 million of 8.00% Senior Notes due March 15, 2005;
     o    $250 million of 6.30% Senior Notes due February 1, 2009;
     o    $250 million of 7.50% Senior Notes due November 1, 2010;
     o    $700 million of 6.75% Senior Notes due March 15, 2011;
     o    $300 million of 7.40% Senior Notes due March 15, 2031;
     o    $200 million of Floating Rate Senior Notes due March 22, 2002;
     o $119 million of Series F First Mortgage Notes (our subsidiary, SFPP, is the obligor on the notes);
     o $87.9 million of Industrial Revenue Bonds with final maturities ranging from September 2019 to December 2024 (our subsidiary, Kinder Morgan Liquids Terminals LLC, is the obligor on the bonds);
     o $40 million of 7.84% Senior Notes (our subsidiary, Central Florida Pipe Line LLC, is the obligor on the notes);
     o $9.1 million of 10.70% Senior Notes (our subsidiary, CALNEV Pipe Line LLC, is the obligor on the notes);
     o $15.2 million of Senior Secured Notes (our subsidiary, Trailblazer, is the obligor on the notes);
     o $23.7 million of tax-exempt bonds due 2024 (our subsidiary, Kinder Morgan Operating L.P. "B", is the obligor on the bonds);
     o    a $10 million unsecured 364-day credit facility of Trailblazer; and
     o    a $1.1 billion short-term commercial paper program.

   Our short-term debt at March 31, 2001, consisted of:

     o    $1,057.9 million of commercial paper borrowings;
     o    $5 million under the Central Florida Pipeline LLC Notes;
     o    $2.3 million under the CALNEV Pipe Line LLC Notes;
     o    $39.5 million under the SFPP 10.7% First Mortgage Notes;
     o    $10.1 million under the Trailblazer Senior Secured Notes; and
     o    $10 million under the Trailblazer unsecured 364-day credit facility.

   During the first quarter of 2001, our acquisitions of assets totaled $1,015.6 million. We utilized our short-term credit facilities to fund these acquisitions and then refinanced our short-term borrowings by issuing long-term debt securities. We intend to refinance additional short-term debt during 2001 through a combination of long-term debt, equity and the issuance of additional commercial paper to replace maturing commercial paper borrowings. Based on prior successful short-term debt refinancings and current market conditions, we do not anticipate any liquidity problems.

   For additional information regarding our debt facilities, see Note 9 to our consolidated financial statements included in our Form 10-K, as amended, for the year ended December 31, 2000.

   Credit Facilities

   At December 31, 2000, we had two existing bank credit facilities: a $300 million unsecured five-year credit facility expiring in September 2004 and a $600 million unsecured 364-day credit facility due October 25, 2001. During the first quarter of 2001, we obtained a third unsecured credit facility, in the amount of $1.1 billion, expiring on December 31, 2001. The terms of this credit facility are substantially similar to the terms of the other two facilities. Upon issuance of additional senior notes on March 12, 2001, this short-term credit facility was reduced to $500 million.

   Our three credit facilities are with a syndicate of financial institutions. First Union National Bank is the administrative agent under the agreements. Interest on our credit facilities accrues at our option at a floating rate equal to either:

   o First Union National Bank's base rate (but not less than the Federal Funds Rate, plus 0.5%); or
   o LIBOR, plus a margin, which varies depending upon the credit rating of our long-term senior unsecured debt.

   The five-year credit facility also permits us to obtain bids for fixed rate loans from members of the lending syndicate. No borrowings were outstanding under our credit facilities at March 31, 2001.

   Senior Notes

   On March 12, 2001, we closed a public offering of $1.0 billion in principal amount of senior notes, consisting of $700 million in principal amount of 6.75% senior notes due March 15, 2011 at a price to the public of 99.705% per note, and $300 million in principal amount of 7.40% senior notes due March 15, 2031 at a price to the public of 99.748% per note. In the offering, we received proceeds, net of underwriting discounts and commissions, of approximately $693.4 million for the 6.75% notes and $296.6 million for the 7.40% notes. We used the proceeds to pay for our acquisition of Pinney Dock & Transport Company (see note
2) and to reduce our outstanding balance on our credit facilities and commercial paper borrowings.

   At March 31, 2001, the unamortized liability balance on the various series of our senior notes were as follows:

                             (Dollars in millions)

                        Series                Unamortized  Liability Balance

   6.30% senior notes due February 1, 2009              $249.4
   8.0% senior notes due March 15, 2005                  199.7
   Floating rate notes due March 22, 2002                200.0
   7.5% senior notes due November 1, 2010                248.5

   6.75% senior notes due March 15, 2011                 698.0
   7.40% senior notes due March 15, 2031                 299.2
                                                         -----
          Total                                       $1,894.8
                                                      ========

   At March 31, 2001, the interest rate on our floating rate notes was 5.38%.

   Commercial Paper Program

   During the first quarter of 2001, we increased the commercial paper program to provide for the issuance of up to $1.1 billion of commercial paper. Borrowings under our commercial paper program reduce the borrowings allowed under our credit facilities. As of March 31, 2001, we had $1,057.9 million of commercial paper outstanding with an interest rate of 6.15%.

   SFPP Debt

   At March 31, 2001, the outstanding balance under SFPP's Series F notes was $119.0 million. The annual interest rate on the Series F notes is 10.70%, the maturity is December 2004, and interest is payable semiannually in June and December.

   Kinder Morgan Liquids Terminals LLC Debt

   Effective January 1, 2001, we acquired Kinder Morgan Liquids Terminals LLC (see note 2). As part of our purchase price, we assumed debt of $87.9 million, consisting of five series of Industrial Revenue Bonds. The Bonds consist of the following:

   o $4.1 million of 7.30% New Jersey Industrial Revenue Bonds due September 1, 2019;
   o    $59.5 million of 6.95% Texas Industrial  Revenue Bonds due February 1,
        2022;
   o $7.4 million of 6.65% New Jersey Industrial Revenue Bonds due September 1, 2022;
   o $13.3 million of 7.00% Louisiana Industrial Revenue Bonds due March 1, 2023; and
   o    $3.6 million of 6.625% Texas Industrial  Revenue Bonds due February 1,
        2024.

   Central Florida Pipeline LLC Debt

   Effective January 1, 2001, we acquired Central Florida Pipeline LLC (see note
2). As part of our purchase price, we assumed an aggregate principal amount of $40 million of Senior Notes originally issued to a syndicate of eight insurance companies. At March 31, 2001, Central Florida's outstanding balance under the Senior Notes was $40 million. The Senior Notes have a fixed annual interest rate of 7.84% and will be repaid in annual installments of $5 million beginning July 23, 2001. The final payment is due July 23, 2008. Interest is payable semiannually on January 1 and July 23 of each year.

   CALNEV Pipe Line LLC Debt

   Effective March 30, 2001, we acquired CALNEV Pipe Line LLC (see note 2). As part of our purchase price, we assumed an aggregate principal amount of $9.1 million of Senior Notes originally issued to a syndicate of five insurance companies. The Senior Notes have a fixed annual interest rate of 10.07% and will be repaid in annual installments of approximately $2.3 million through March 1, 2004, the final maturity date. Interest is payable semiannually on March 1 and September 1 of each year.

   Trailblazer Pipeline Company Debt

   At March 31, 2001, Trailblazer's outstanding balance under its 8.03% Senior Secured Notes was $15.2 million. Currently, Trailblazer's proposed expansion project is pending before the FERC. If the expansion is approved, which is expected in the second quarter of 2001, we plan to refinance these notes.

   In January 2001, Trailblazer entered into a 364-day revolving unsecured credit agreement with Credit Lyonnais New York Branch, providing for loans up to $10 million. The agreement expires December 27, 2001. At March 31, 2001, the outstanding balance under Trailblazer's revolving credit agreement was $10 million. The agreement provides for an interest rate of LIBOR plus 0.875%. At March 31, 2001, the interest rate on the credit facility debt was 6.175%. Pursuant to the terms of the revolving credit agreement, Trailblazer partnership distributions are restricted by certain financial covenants.

   Kinder Morgan Operating L.P. "B" Debt

   The $23.7 million principal amount of tax-exempt bonds due 2024 were issued by the Jackson-Union Counties Regional Port District. These bonds bear interest at a weekly floating market rate. During the first quarter of 2001, the weighted-average interest rate on these bonds was 3.26% per annum, and at March 31, 2001, the interest rate was 3.50%.

   Cortez Pipeline Company Debt

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

   Due to our indirect ownership of Cortez through Kinder Morgan CO2 Company, L.P., we severally guarantee 50% of the debt of Cortez Capital Corporation. Shell Oil Company shares our guaranty obligations jointly and severally through December 31, 2006 for Cortez's debt programs in place as of April 1, 2000.

   At March 31, 2001, the debt facilities of Cortez Capital Corporation consisted of:

   o    a $127 million uncommitted 364-day revolving credit facility;
   o    a $48 million committed 364-day revolving credit facility;
   o    $157.1 million of series D notes; and
   o    a $175 million short-term commercial paper program.

   At March 31, 2001, Cortez had $133.1 million of commercial paper outstanding with an interest rate of 5.00%, the average interest rate on the series D notes was 6.8032% and there were no borrowings under the credit facilities.


6.  Partners' Capital

   At December 31, 2000, we had 67,514,809 units outstanding, consisting of 64,858,109 common units and 2,656,700 class B units. In accordance with common unit option exercises during the first quarter of 2001, common units were issued as follows:

   o    1,000 units on January 4, 2001;
   o    600 units on January 9, 2001
   o    400 units on January 10, 2001;
   o    900 units on January 19, 2001
   o    500 units on January 24, 2001
   o    200 units on March 20, 2001; and
   o    3,000 units on March 21, 2001.

   As a result of the preceding, at March 31, 2001, we had 67,521,409 units outstanding, consisting of 64,864,709 common units and 2,656,700 class B units. Together, these units represent the limited partners' interest and an effective 98% economic interest in us, exclusive of our general partner's incentive distribution. The common unit total consisted of 53,552,709 units held by third parties, 10,450,000 units held by KMI and 862,000 units held by our general partner. The class B units were held entirely by KMI. Our general partner has an effective 2% interest in us, excluding the general partner's incentive distribution.

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

   Incentive distributions allocated to our general partner are determined by the amount that quarterly distributions to unitholders exceed certain specified target levels. Our cash distribution of $0.95 per unit paid on February 14, 2001 for the fourth quarter of 2000 required an incentive distribution to our general partner of $32.8 million. Our cash distribution of $0.725 per unit paid on February 14, 2000 for the fourth quarter of 1999 required an incentive distribution to our general partner of $14.4 million. The increased incentive distribution to our general partner paid for the fourth quarter of 2000 over the distribution paid for the fourth quarter of 1999 reflects the increase in the amount distributed per unit as well as the issuance of additional units.

   Our declared distribution for the first quarter of 2001 of $1.05 per unit will result in an incentive distribution to our general partner of $41 million. This compares to our cash distribution of $0.775 per unit and incentive distribution to our general partner of $21.9 million for the first quarter of 2000. The increased incentive distribution to our general partner paid for the first quarter of 2001 over the distribution paid for the first quarter of 2000 reflects the increase in the amount distributed per unit as well as the issuance of additional units.


7.  Comprehensive Income

   Statement of Financial Accounting Standards No. 130, "Accounting for Comprehensive Income", requires that enterprises report a total for comprehensive income. During the first quarter of 2001, the only difference between net income and comprehensive income for us was the unrealized gain or loss on derivatives utilized for hedging purposes. There was no difference between net income and comprehensive income during the first quarter of 2000. For more information on our hedging activities, see note 8.

                                                        Unaudited - in thousands
Accumulated other comprehensive income (loss)
     at Jan. 1, 2001                                         $  (29,252)
  Change in fair value of derivatives utilized
     for hedging purposes                                       (12,157)
  Reclassification of change in fair value of
     derivatives to net income                                   40,669
                                                             --------------
Accumulated other comprehensive income (loss)
     at March 31, 2001                                      $     (740)
                                                             ==============


8.  Risk Management

   Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.133" and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 established accounting and reporting standards requiring that every derivative financial instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivatives meet those criteria, SFAS No. 133 allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally designate a derivative as a hedge and document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting.

   As discussed in our Form 10-K, as amended, for the year ended December 31, 2000, and below, we enter into derivative contracts solely for the purpose of hedging exposures that accompany our normal business activities. As a result of the adoption of SFAS No. 133, the fair value of our derivative financial instruments utilized for hedging activities as of January 1, 2001, a loss of $29.3 million, has been reported as accumulated other comprehensive income. In accordance with the provisions of SFAS No. 133, we designated these instruments as hedges of various exposures as discussed below, and we test the effectiveness of changes in the value of these hedging instruments with the risk being hedged. Any hedge ineffectiveness is recognized in earnings in the period in which it occurs.

   Our business involves the purchase, sale and consumption of natural gas, natural gas liquids, crude oil and carbon dioxide. We utilize financial derivative products to mitigate energy commodity risk. We do not utilize these derivatives for any purpose other than risk mitigation. The specific business situations responsible for our need to utilize energy derivatives are:

  o Kinder Morgan Texas Pipeline, L.P. performs merchant services, including the buying, selling, and storage of natural gas and natural gas liquids. KMTP's physical natural gas position is hedged using natural gas futures contracts on the NYMEX and the applicable over-the-counter Houston Ship Channel basis swap. KMTP's physical natural gas liquids position is hedged by using over-the-counter swaps for the ethane and propane positions, and the butane and heavier liquids are hedged by using NYMEX crude oil contracts. These derivative activities were designated and qualified as cash flow hedges;
  o KMTP provides its customers and suppliers the opportunity to fix the price of natural gas being purchased/sold to KMTP. These transactions are hedged using natural gas futures contracts on the NYMEX and the applicable over-the-counter basis swap. These derivative activities were designated and qualified as fair value hedges;
  o    KMTP  incurs  costs  for  plant and  compressor  fuel on its  pipeline system. KMTP hedges its natural gas usage in order to mitigate volatility to earnings. These positions are hedged by purchasing natural gas futures contracts on the NYMEX and the applicable over-the-counter Houston Ship Channel basis swap. These derivative activities were designated and qualified as cash flow hedges;
  o Kinder Morgan CO2 Company, L.P. owns interests in various crude oil production fields. These fields produce crude oil, natural gas liquids, and a small amount of natural gas. These transactions are hedged by selling NYMEX crude oil contracts and over-the-counter ethane and propane swaps. These derivative activities were designated and qualified as cash flow hedges;
  o Kinder Morgan CO2 Company, L.P. has various carbon dioxide sales contracts in which the pricing of the carbon dioxide is tied to crude oil pricing. In these instances, NYMEX crude oil contracts are sold in order to mitigate the effect of crude oil price volatility on earnings. These derivative activities were designated and qualified as cash flow hedges;
  o Kinder Morgan Operating L.P. "A" owns and operates natural gas processing plants. Natural gas liquids are extracted from the gas stream and sold into the market. These transactions are hedged by selling NYMEX crude oil contracts and over-the-counter ethane and propane swaps. These derivative activities were designated and qualified as cash flow hedges;
  o Kinder Morgan Operating L.P. "A" also incurs natural gas loss due to fuel and plant shrinkage. These positions are hedged by purchasing natural gas futures contracts on the NYMEX and the applicable over-the-counter basis swap. These derivative activities were designated and qualified as cash flow hedges.

   Approximately $0.3 million was recognized in earnings as a loss during the quarter as a result of ineffectiveness of these hedges, which amount is reported within the caption "Operations and maintenance" in the accompanying Consolidated Statements of Income. There was no component of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness.

     The gains and losses included in accumulated other comprehensive income will be reclassified into earnings as the hedged sales and purchases take place and are also recorded in earnings. Approximately $1.4 million of the accumulated other comprehensive income balance of $0.7 million representing unrecognized net losses on derivative activities at March 31, 2001 is expected to be reclassified into earnings during 2001. During the quarter ended March 31, 2001, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions will no longer occur by the end of the originally specified time period.


9.  Reportable Segments

   Since our last annual report, the Form 10-K, as amended, for the year ended December 31, 2000, we have added a fifth reportable business segment (see note
1). We now compete in the following five reportable business segments:

   o     Product Pipelines;
   o     Natural Gas Pipelines;
   o     CO2 Pipelines;
   o     Bulk Terminals; and
   o     Liquids Terminals.

   We evaluate performance based on each segments' earnings, which exclude general and administrative expenses, third-party debt costs, interest income and expense and minority interest. Our reportable segments are strategic business units that offer different products and services. Each segment is managed separately because each segment involves different products and marketing strategies.

   Our Product Pipelines segment derives its revenues primarily from the transportation of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids. Our Natural Gas Pipelines segment derives its revenues primarily from the gathering and transmission of natural gas. Our CO2 Pipelines segment derives its revenues primarily from the marketing and transportation of carbon dioxide used as a flooding medium for recovering crude oil from mature oil fields. Our Bulk Terminals segment derives its revenues primarily from the transloading and storing of dry and liquid bulk products, including coal, petroleum coke, cement, alumina and salt.
Our Liquids Terminals segment derives its revenues primarily from the storage of refined petroleum products and chemicals.

   Financial information by segment follows (in thousands):



                                                    Three Months Ended March 31,
                                                       2001           2000
                                                    ------------ ---------------
Revenues
   Product Pipelines                                $  190,693     $     86,122
   Natural Gas Pipelines                               726,285           40,056
   CO2 Pipelines                                        29,102                -
   Bulk Terminals                                       48,588           31,180
   Liquids Terminals                                    33,977                -
                                                    ------------ ---------------
   Total consolidated revenues                      $1,028,645     $    157,358
                                                    ============ ===============

                                                    Three Months Ended March 31,
                                                         2001         2000
                                                    ------------ ---------------
Operating income
   Product Pipelines                                $     67,035   $     42,678
   Natural Gas Pipelines                                  53,386         25,377
   CO2 Pipelines                                          14,452           (35)
   Bulk Terminals                                         13,192          9,364
   Liquids Terminals                                      18,871              -
                                                    ------------ ---------------
   Total segment operating income                        166,936         77,384
   Corporate administrative expenses                     (28,585)       (14,323)
                                                    ------------ ---------------
   Total consolidated income                        $    138,351   $     63,061
                                                    ============= ==============

Earnings from equity investments, net of amortization of excess costs
   Product Pipelines                                $      4,915   $      5,808
   Natural Gas Pipelines                                   5,276          3,714
   CO2 Pipelines                                           8,759          3,622
   Bulk Terminals                                              -              -
   Liquids Terminals                                           -              -
                                                    ------------- --------------
   Consolidated equity earnings, net of
     amortization                                   $     18,950   $     13,144
                                                    ============= ==============

Segment earnings
   Product Pipelines                                $     69,848   $     53,407
   Natural Gas Pipelines                                  58,672         29,139
   CO2 Pipelines                                          23,462          3,587
   Bulk Terminals                                         12,248          9,545
   Liquids Terminals                                      18,831              -
                                                    ------------- --------------
   Total segment earnings                                183,061         95,678
   Interest and corporate adminisravitive
         expenses (a)                                    (81,394)       (36,119)
                                                    ------------- --------------
   Total consolidated net income                    $    101,667   $     59,559
                                                    ============= ==============
(a) Includes interest expense, general and administrative expenses, minority interest and other insignificant items

                                                    March 31,         Dec. 31,
Business Segment Assets                               2001             2000
                                                    ------------    ------------
   Product Pipelines                                $  2,980,942   $  2,220,984
   Natural Gas Pipelines                               1,561,205      1,552,506
   CO2 Pipelines                                         424,321        417,278
   Bulk Terminals                                        413,895        357,689
   Liquids Terminals                                     420,565              -
                                                    -------------   ------------
   Total segment assets                                5,800,928      4,548,457
   Corporate assets (b)                                  304,312         76,753
                                                    -------------   ------------
   Total consolidated assets                         $ 6,105,240    $ 4,625,210
                                                    =============   ============
(b) Includes cash, cash equivalents and unallocable related party receivables and charges.

10. Subsequent Events

     On May 14, 2001, Kinder Morgan Management, LLC, a wholly-owned subsidiary of our general partner, filed a registration statement with the Securities and Exchange Commission with respect to an initial public offering of 14,875,000 of its shares representing limited liability company interests with limited voting rights. Kinder Morgan Management, LLC trades on the New York Stock Exchange under the symbol "KMR" and has granted to the underwriters of the offering an option to purchase up to 2,231,250 shares solely to cover over-allotments. The net proceeds from the offering will be used to purchase i-units, a new class of limited partnership interests, from us. Kinder Morgan Management, LLC will become a limited partner in us and manage and control our business and affairs. We will use the net proceeds, expected to be approximately $991.9 million, excluding exercise of the underwriters' over-allotments option, we receive from Kinder Morgan Management, LLC to repay debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations


First Quarter 2001 Compared With First Quarter 2000

   Our first quarter results reflect the significant growth in our business portfolio since the first quarter of 2000 both through strategic acquisitions and growth in our existing businesses. During the first quarter of 2001, we acquired GATX Corporation's domestic pipeline and terminal businesses, benefited from increases in period-to-period throughput volumes on our natural gas and refined petroleum products pipelines and increased our capital investment spending across our business segments. For the first quarter of 2001, we reported record levels of revenue, operating income, net income and earnings per unit. In addition, we declared a record cash distribution of $1.05 per unit for the first quarter of 2001 (an annualized rate of $4.20) compared with a distribution of $0.775 per unit for the first quarter of 2000.

   Our net income was $101.7 million ($0.89 per diluted unit) on revenues of $1,028.6 million in the first quarter of 2001, compared to net income of $59.6 million ($0.63 per diluted unit) on revenues of $157.4 million in the first quarter of 2000. Total consolidated operating income was $138.4 million in the first quarter of 2001 versus $63.1 million in the same period last year. Our operating expenses, consisting of combined cost of sales, fuel, power and operating and maintenance expenses were $818.0 million in the first quarter of 2001 compared with $55.0 million in the same period a year ago. The increases in overall net income, revenues and expenses in the first quarter of 2001 compared to the first quarter of 2000 primarily resulted from the inclusion of our Liquids Terminals segment, Central Florida Pipeline LLC and additional refined product terminals, all of which were acquired from GATX Corporation effective January 1, 2001. The 2001 results also include the operating results of the Natural Gas Pipeline assets we acquired from Kinder Morgan, Inc. on December 31, 2000, and our acquisition of the remaining 80% ownership interest in Kinder Morgan CO2 Company, L.P. (formerly Shell CO2 Company, Ltd.), which we acquired effective April 1, 2000. Prior to that date, we owned a 20% equity interest in Kinder Morgan CO2 Company, L.P. and reported its results under the equity method of accounting. The results of Kinder Morgan CO2 Company, L.P. are included in our CO2 Pipelines segment.

   First quarter earnings from equity investments, net of amortization of excess costs, were $19.0 million in 2001 and $13.1 million in 2000. The 45% increase ($5.9 million) in net equity earnings was mainly due to earnings from Kinder Morgan CO2 Company, L.P.'s 50% interest in Cortez Pipeline Company. Due to our acquisition of the remaining 80% interest in Kinder Morgan CO2 Company, L.P. on April 1, 2000, the earnings from our investment in Cortez are now reported under the equity method of accounting. Our overall increase in net equity earnings was partially offset by the absence of first quarter 2001 equity earnings from our original 20% interest in Kinder Morgan CO2 Company, L.P., because the interest is no longer accounted for as an equity investment.

Product Pipelines

   Our Product Pipelines' business segment reported significant period-to-period increases in operating results. For the first quarter of 2001, the segment reported earnings of $69.8 million on revenues of $190.7 million. This compares with earnings of $53.4 million on revenues of $86.1 million for the first quarter of 2000. The increases reflect the results from many of our key business acquisitions made since the first quarter of last year, including:

   o    Kinder Morgan Transmix Company, LLC;
   o    the remaining 50% interest in the Colton Transmix Processing Facility;
   o    a 32.5% interest in the Cochin Pipeline System;
   o    Central Florida Pipeline LLC; and
   o refined petroleum product and chemical terminals, acquired from GATX Corporation.

   Together, these acquired businesses generated earnings of $15.1 million on revenues of $73.4 million during the first quarter of 2001. The year-to-year revenue increase from assets owned in both years was primarily the result of additional transmix revenues, driven by a strong increase (21%) in volumes processed. Additionally, our Pacific operations reported an increase in revenues of $4.9 million (8%) in the first quarter of 2001 compared with the first quarter of 2000, primarily due to an almost 5% increase in mainline delivery volumes accompanied by an over 2% increase in average tariff rates. The segment's combined operating expenses totaled $103.8 million in the first quarter of 2001 and $29.9 million in the same quarter last year. The increase in segment operating expenses was primarily due to the acquisitions we made since the first quarter of 2000, higher transmix expenses associated with the increase in volumes processed and higher fuel and power expenses on our North System. Combined, the segment's new businesses reported operating expenses of $53.5 million. Segment operating income was $67.0 million and equity earnings, net of amortization of excess costs, were $4.9 million for the current quarter. Last year, the Product Pipelines segment reported operating income of $42.7 million and equity earnings, net of amortization, of $5.8 million. The decrease in equity earnings was mainly due to the absence of equity earnings from the Colton Transmix Processing Facility due to the fact that we acquired the remaining 50% interest in the facility on December 31, 2000, and since that date, we no longer account for this investment on an equity basis. Equity earnings from our investment in Plantation Pipe Line Company were $4.8 million for both quarters. However, due to the fact that we became the operator of Plantation on December 21, 2000, we realized $5.7 million in revenues, net of operating expenses, during the first quarter of 2001 related to the operation of Plantation.

Natural Gas Pipelines

   Our Natural Gas Pipelines segment reported earnings of $58.7 million on revenues of $726.3 million during the first quarter of 2001. For the first quarter of 2000, the segment earned $29.1 million on revenues of $40.1 million. The period-to-period increases were primarily due to the inclusion of assets acquired from Kinder Morgan, Inc. on December 31, 2000. Effective on that date, we acquired:

   o    Kinder Morgan Texas Pipeline, L.P.;
   o    the Casper and Douglas Natural Gas Gathering and Processing Systems;
   o    a 50% interest in Coyote Gas Treating, LLC; and
   o    a 25% interest in Thunder Creek Gas Services, LLC.

   Combined, these assets produced earnings of $22.2 million on revenues of $667.2 million during the first quarter of 2001. The $686.2 million overall increase in segment revenues also included a $20.4 million increase in revenues earned by Kinder Morgan Interstate Gas Transmission LLC, attributable to increased throughput and optimization of system storage. Segment operating expenses totaled $662.1 million in the first quarter of 2001 and $6.7 million in the first quarter of 2000. The increase of $655.4 million resulted primarily from the inclusion of $642.0 million of expenses from the assets acquired in 2000 and from an $11.6 million increase in natural gas costs incurred by KMIGT and Trailblazer Pipeline Company. The increase in gas costs resulted from an increase in KMIGT's fuel recovery costs and from both pipelines recording imbalance activity at significantly higher market values. Segment operating income was $53.4 million in the first quarter of 2001 versus $25.4 million in the first quarter of 2000. Earnings from equity investments, net of amortization, were $5.3 million for the first quarter of 2001 and $3.7 million for the same prior year period. The $1.6 million overall increase in equity earnings resulted from the inclusion of $0.9 million of net equity earnings from the segment's investments in Coyote and Thunder Creek and a $0.7 million increase in earnings from its 49% interest in the Red Cedar Gathering Company.

CO2 Pipelines

   Our CO2 Pipelines segment reported earnings of $23.5 million on revenues of $29.1 million in the first quarter of 2000 compared with earnings of $3.6 million in the same period last year. The segment's first quarter 2000 operating results represented equity earnings from our original 20% interest in Kinder Morgan CO2 Company, L.P. Under the terms of the prior Kinder Morgan CO2 Company, L.P. partnership agreement, such earnings were limited to $3.6 million per quarter and results were reported under the equity method of accounting. After our acquisition of the remaining 80% interest in Kinder Morgan CO2 Company, L.P., its financial results were included in our consolidated results. For the first quarter of 2001, CO2 Pipelines reported operating expenses of $8.5 million, operating income of $14.5 million and equity earnings, net of amortization of excess costs, of $8.8 million. The first quarter 2001 equity earnings included $5.9 million from the segment's 50% interest in Cortez Pipeline Company, and $2.9 million from its 15% interest in MKM Partners, L.P., an oil and gas joint venture with Marathon Oil Company that began January 1, 2001.

Bulk Terminals

   Bulk Terminals reported earnings of $12.1 million on revenues of $48.6 million during the quarter ended March 31, 2001. These amounts compare to earnings of $9.5 million on revenues of $31.2 million for the same year ago period. First quarter 2001 results include the operations of Delta Terminal Services, Inc., acquired on December 1, 2000 and Pinney Dock & Transport Company, acquired on March 1, 2001. Together these entities earned $4.1 million on revenues of $11.1 million. The $17.4 million overall increase in segment revenues also includes a $3.2 million increase in engineering service revenues and a $1.4 million increase in revenues from the segment's Cora and Grand Rivers coal terminals, mainly due to a 21% increase in transloaded coal volumes. Segment operating expenses totaled $30.6 million in the first quarter of 2001 compared with $18.5 million for the first quarter of 2000. The $12.1 million overall increase in combined segment operating expenses includes $6.1 million in expenses from our recently acquired Delta and Pinney Dock operations, a $2.3 million increase in terminal operating and maintenance expenses and a $1.2 million increase due to higher coal marketing activities. Operating income for the segment was $13.2 million in the first quarter of 2001 versus $9.4 million for the same quarter last year.

Liquids Terminals

   Our newly created Liquids Terminals segment reported earnings of $18.8 million, resulting from revenues of $34.0 million and operating expenses of $15.2 million. Our Liquids Terminals segment includes liquid and chemical terminal activities that we acquired from GATX Corporation on January 1, 2001. The segment consists of five terminals, two of which are located in the Houston, Texas area, and one each in New York, Chicago and Philadelphia.

Segment Operating Statistics

   Operating statistics for the first quarter of 2001 and 2000 are as follows:

                                            Three Months Ended
                                    March 31,2001           March 31,2000
                                    -------------           -------------
Product Pipelines
   Delivery Volumes (MBbl)(1)            171,970               164,636
Natural Gas Pipelines
   Transport Volumes (Bcf)(2)              109.1                 107.8
CO2 Pipelines
   Delivery Volumes (Bcf) (3)               98.7                  94.3
Bulk Terminals
   Transload Tonnage (Mtons)(4)           11,680                11,041
Liquids Terminals
   Throughput Volumes (MBbl) (5)             108                   103
(1) Includes Pacific, Plantation, North System, Central Florida, Cypress and Heartland. 2000 information for Central Florida included for comparative purposes only.
(2)   Includes KMIGT and Trailblazer.
(3) Includes Cortez, Central Basin and Canyon Reef Carriers pipeline volumes. 2000 information for comparative purposes only.
(4) Includes Cora, Grand Rivers and Kinder Morgan Bulk Terminals aggregate terminals.
(5) Includes five terminals in Houston, New Jersey, Chicago and Philadelphia. 2000 information for comparative purposes only.

Other

   Items not attributable to any segment include general and administrative expenses, interest income and expense and minority interest. General and administrative expenses totaled $28.6 million in the first quarter of 2001 compared with $14.3 million in the same period last year. The increase was principally associated with the businesses we acquired since March 31, 2000 and the administrative expenses incurred from assuming the operating duties of Plantation Pipe Line Company. Our total interest expense, net of interest income, was $49.8 million in the first quarter of 2001 compared with $20.1 million in the same year-earlier period. The increase was primarily due to the additional debt we issued related to the financing of the acquisitions that we have made since the end of the first quarter of 2000 and to the $137 million in third-party debt we assumed as part of the net assets acquired from GATX Corporation. Minority interest increased to $3.0 million for the first quarter of 2001 versus $1.7 million in the first quarter of the prior year. The $1.3 million increase was mainly due to an increase in earnings attributable to the 33 1/3% minority interest in Trailblazer Pipeline Company, as a result of higher overall net income.

Financial Condition

  Our primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, expansion capital expenditures and quarterly distributions to our unitholders and general partner. In addition to utilizing cash generated from operations, we could meet our cash requirements through borrowings under our credit facilities or issuing short-term commercial paper, long-term notes or additional units. In general, we expect to fund:

  o future cash distributions and sustaining capital expenditures with existing cash and cash flows from operating activities;
  o expansion capital expenditures and working capital deficits through additional borrowings or issuance of additional units;
  o    interest payments from cash flows from operating activities; and
  o debt principal payments with additional borrowings as they become due or by issuance of additional units.

   At March 31, 2001, our current commitments for capital expenditures were approximately $55.9 million. This amount has primarily been committed for the purchase of plant and equipment. We expect to fund these commitments through additional borrowings or the issuance of additional units. All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary.

Operating Activities

   Net cash provided by operating activities was $137.8 million for the three months ended March 31, 2001, versus $72.8 million in the comparable period of 2000. The $65 million increase in our period-to-period cash flows from operations was predominantly due to a $47.5 million increase in cash receipts from the sales of services and products, net of cash operating expenses. Higher net cash flows generated from sales less expenses were driven by the business acquisitions and capital investments we made since the end of the first quarter of 2000. We generated an additional $37.1 million from the net settlement of financial instruments during the first quarter of 2001. These settlements relate to futures and options contracts, fixed-price swaps and basis swaps that are used as hedging mechanisms against price volatility associated with the sale, purchase and storage of natural gas, natural gas liquids, crude oil and carbon dioxide. The overall increase in cash inflows from operating activities was partially offset by an increase of $19.1 million in expenditures made for the settlement of natural gas transportation imbalances with shippers on our natural gas pipelines and gathering lines.

Investing Activities

   Net cash used in investing activities was $1,051.8 million for the quarter ended March 31, 2001, compared to $351.9 million in the comparable 2000 period. The $699.9 million period-to-period increase in funds utilized in investing activities was mainly attributable to a $685.4 million increase in funds used to acquire additional assets. Our first quarter 2001 acquisition outlays of $1,015.6 million included $979.2 million used to purchase pipeline and terminal businesses from GATX Corporation and $41.5 million used to purchase Pinney Dock & Transport Company (see note 2). Our first quarter 2000 acquisition outlays of $330.2 million included payments for Natural Gas Pipeline assets, Milwaukee Bulk Terminals, Inc. and Dakota Bulk Terminal, Inc.

   Cash used for capital expenditures increased $15.2 million (to $39.9 million) in the first quarter of 2001 versus the same period last year. The increase includes $8.7 million of capital additions made by our CO2 Pipelines business segment (Kinder Morgan CO2 Company, L.P.) in the first three months of 2001, as well as higher investments in our Bulk Terminals business segment. In the first quarter of 2000, Kinder Morgan CO2 Company, L.P. was accounted for under the equity method of accounting. All funds classified as additions to property, plant and equipment include both expansion and sustaining capital expenditures.

Financing Activities

   Net cash provided by financing activities amounted to $1,114.4 million for the three months ended March 31, 2001. An increase of $818.7 million from the comparable 2000 period was mainly the result of an additional $869.4 million received from overall debt financing activities. The increase reflects our completion of a public offering of $1.0 billion in principal amount of senior notes during the first quarter of 2001, resulting in a net cash inflow of $990 million net of discounts and issuing costs. We used the proceeds to pay for our acquisition of Pinney Dock &

Transport Company and to reduce our outstanding balance on our credit facilities and commercial paper borrowings.

   The general increase in funds provided by financing activities was partially offset by a $44.7 million increase in distributions to partners in the 2001 period. Distributions to all partners increased to $96.7 million in the three-month period ended March 31, 2000, compared to $52 million in the corresponding 2000 period. The increase in distributions was due to:

  o    an increase in the per unit distributions paid;
  o    an increase in the number of units outstanding; and
  o an increase in the general partner incentive distributions, which resulted from increased distributions to unitholders.

   We paid a distribution of $0.95 per unit in the first quarter of 2001 compared with a distribution of $0.725 per unit in the first quarter of 2000. The 31% increase in paid distributions per unit resulted from favorable operating results in 2000. On April 18, 2001, we declared a distribution of $1.05 per unit for the first quarter of 2001. We believe that future operating results will continue to support similar levels of quarterly cash distributions, however, no assurance can be given that future distributions will continue at such levels.

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

   Available Cash is initially distributed 98% to our limited partners and 2% to our general partner. These distribution percentages are modified to provide for incentive distributions to be paid to our general partner in the event that quarterly distributions to unitholders exceed certain specified targets.

   Available Cash for each quarter is distributed;

   o first, 98% to the owners of all classes of units pro rata and 2% to our general partner until the owners of all classes of units have received a total of $0.3025 per unit in cash for such quarter;
   o second, 85% of any available cash then remaining to the owners of all classes of units pro rata and 15% to our general partner until the owners of all classes of units have received a total of $0.3575 per unit in cash for such quarter;
   o third, 75% of any available cash then remaining to the owners of all classes of units pro rata and 25% to our general partner until the owners of all classes of units have received a total of $0.4675 per unit in cash for such quarter; and
   o fourth, 50% of any available cash then remaining to the owners of all classes of units pro rata and 50% to our general partner.

   Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner's incentive distribution that we declared for the first quarter of 2001 was $41.0 million, while the incentive distribution paid to our general partner was $32.8 million during the first quarter of 2001 and $14.4 million during the first quarter of 2000.

Information Regarding Forward-Looking Statements

     This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements, include:

   o price trends and overall demand for natural gas liquids, refined petroleum products, carbon dioxide, natural gas, coal and other bulk materials and chemicals in the United States. Economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demand;
   o changes in our tariff rates implemented by the Federal Energy Regulatory Commission or the California Public Utilities Commission;
   o our ability to integrate any acquired operations into our existing operations;
   o any difficulties or delays experienced by railroads in delivering products to the bulk terminals;
   o our ability to successfully identify and close strategic acquisitions and make cost saving changes in operations;
   o shut-downs or cutbacks at major refineries, petrochemical or chemical plants, utilities, military bases or other businesses that use or supply our services;
   o changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies may adversely affect our business or our ability to compete;
   o indebtedness could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, place us at competitive disadvantages compared to our competitors that have less debt or have other adverse consequences;
   o interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots or other causes;
   o the condition of the capital markets and equity markets in the United States; and
   o the political and economic stability of the oil producing nations of the world.

   You should not put undue reliance on any forward-looking statements.

   See Items 1 and 2 "Business and Properties - Risk Factors" of our annual report filed on Form 10-K, as amended, for the year ended December 31, 2000, for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors described in our 2000 Form 10-K, as amended. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

   There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2000, in Item 7a of our 2000 Form 10-K, as amended. For more information on our risk management activities, see Note 8 to our consolidated financial statements included elsewhere in this report.

                           PART II. OTHER INFORMATION

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES



Item 1.  Legal Proceedings.

      See Part I, Item 1, Note 3 to Consolidated Financial Statements entitled "Litigation and Other Contingencies" which is incorporated herein by reference.


Item 2.  Changes in Securities and Use of Proceeds.

      During the quarter ended March 31, 2001, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.


Item 3.  Defaults Upon Senior Securities.

      None.


Item 4.  Submission of Matters to a Vote of Security Holders.

      None.


Item 5.  Other Information.

      None.


Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

*4.1 - Indenture dated January 2, 2001 between Kinder Morgan Energy Partners and First Union National Bank, as trustee, relating to Senior Debt Securities (including form of Senior Debt Securities) (filed as Exhibit
        4.11 to Kinder Morgan Energy Partners, L.P. Form 10-K for 2000).

*4.2 - Indenture dated January 2, 2001 between Kinder Morgan Energy Partners and First Union National Bank, as trustee, relating to Subordinate Debt Securities (including form of Subordinate Debt Securities) (filed as
        Exhibit 4.12 to Kinder Morgan Energy Partners, L.P. Form 10-K for 2000).

*4.3  - Certificate of Vice President and Chief Financial Officer of Kinder
        Morgan Energy Partners, L.P. establishing the terms of the 6.75% Notes due March 15, 2011 and the 7.40% Notes due March 15, 2031 (filed as
        Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 8-K filed March 14, 2001).

*4.4  - Specimen of 6.75% Notes due March 15, 2011 in book-entry form (filed as
        Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Form 8-K filed March 14, 2001).

*4.5  - Specimen of 7.40% Notes due March 15, 2031 in book-entry form (filed as
        Exhibit 4.3 to Kinder Morgan Energy Partners, L.P. Form 8-K filed March 14, 2001).

4.6 - Certain instruments with respect to our long-term debt which relate to debt that does not exceed 10% of our total assets are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. ss.229.601. We hereby agree to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.

      ---------------------

*     Incorporated by reference.

(b)   Reports on Form 8-K.

   Report dated January 9, 2001, on Form 8-K was filed on January 10, 2001, pursuant to Item 9 of that form. We provided notice that on January 10, 2001, we along with Kinder Morgan, Inc., a subsidiary of which serves as our general partner, intended to make a presentation to a group of analysts and others to address various strategic and financial issues relating to our and Kinder Morgan, Inc.'s business plans and objectives. Notice was also given that prior to the meeting, interested parties would be able to view the materials presented at the analyst meeting by visiting Kinder Morgan, Inc.'s website at http://www.kindermorgan.com/presentations/KMI/GoldmanSachs012001/.

   Report dated January 30, 2001, on Form 8-K was filed on January 30, 2001, pursuant to Item 9 of that form. We provided notice that on January 30, 2001, we along with Kinder Morgan, Inc., a subsidiary of which serves as our general partner, intended to make a presentation to a group of analysts and others to address various strategic and financial issues relating to our and Kinder Morgan, Inc.'s business plans and objectives. Notice was also given that prior to the meeting, interested parties would be able to view the materials presented at the analyst meeting by visiting Kinder Morgan, Inc.'s website at http://www.kindermorgan.com/presentations/KMI/lehmans01302001.

   Report dated February 15, 2001, on Form 8-K was filed on February 14, 2001, pursuant to Item 9 of that form. We provided notice that on February 15, 2001, we along with Kinder Morgan, Inc., a subsidiary of which serves as our general partner, intended to discuss at the UBS Warburg Energy Conference various strategic and financial issues relating to our and Kinder Morgan, Inc.'s business plans and objectives. Notice was also given that prior to the meeting, interested parties would be able to view the materials presented at the meeting by visiting Kinder Morgan, Inc.'s website at http://www.kindermorgan/presentations/KMI/ubswarburg02152001/index.html.

   Report dated February 16, 2001, on Form 8-K was filed on February 20, 2001, pursuant to Item 7 of that form.

   We filed the following documents as exhibits pursuant to Item 7:

   o our financial statements as of December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000;
   o Management's Discussion and Analysis of Financial Condition and Results of Operations for the periods covered by the above financial statements;
   o our unaudited Selected Financial Data for each of the five years ended December 31, 2000;
   o the Balance Sheet at December 31, 2000, of Kinder Morgan G.P., Inc., our general partner and a wholly-owned subsidiary of Kinder Morgan, Inc.;
   o the financial statements of the GATX Terminals Companies as of December 31, 2000 and for the year then ended; and
   o our unaudited pro forma combined financial statements, derived from our and the GATX Terminals Companies' historical balance sheets and income statements, giving effect to our acquisition of the GATX Terminals Companies as of December 31, 2000 and for the year then ended.

   Report dated March 5, 2001, on Form 8-K was filed on March 6, 2001, pursuant to Items 5 and 7 of that form. We reported that we issued a press release on March 1, 2001, announcing that we had closed the acquisition of all the assets to be purchased from GATX Corporation other than CALNEV Pipe Line Company and that the CALNEV acquisition was expected to be completed late in the first quarter or early in the second quarter of 2001, upon satisfaction of certain regulatory approvals. We reported that we had paid approximately $620 million in cash and assumed debt and other liabilities of approximately $170 million in conjunction with the initial closing and that we would pay the remaining consideration at the time of the CALNEV closing. A copy of the press release was filed as an exhibit pursuant to Item 7.

   Report dated March 13, 2001, on Form 8-K was filed on March 14, 2001, pursuant to Items 5 and 7 of that form. We reported that on March 12, 2001, we had sold $700 million aggregate principal amount of our 6.75% senior notes due March 15, 2011 and $300 million aggregate principal amount of our 7.40% senior notes due March 15, 2031 pursuant to an underwritten public offering.

   The following documents were filed as exhibits pursuant to Item 7:

   o Underwriting Agreement dated March 7, 2001 between us and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, First Union Securities, Inc., Chase Securities Inc., Banc of America Securities LLC, and Goldman, Sachs & Co.;
   o the Certificate of Vice President and Chief Financial Officer of the Partnership establishing the terms of the 6.75% senior notes due March 15, 2011 and the 7.40% senior notes due March 15, 2031;
   o    the Specimen of the 6.75% senior notes due March 15, 2011; and
   o    the Specimen of the 7.40% senior notes due March 15, 2031.

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


Date: May 10, 2001