Form 10-Q
period 2001-06-30
KINDER MORGAN ENERGY PARTNERS L P
filed 2001-08-09
CIK 888228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001


                         Commission File Number 1-11234

                       KINDER MORGAN ENERGY PARTNERS, L.P.

             (Exact name of registrant as specified in its charter)



             Delaware                                      76-0380342
     -------------------------------             -------------------------------
     (State or other jurisdiction of             (I.R.S. Employer Identification
      incorporation or organization)                         Number)


              500 Dallas St.
                Suite 1000
           Houston, Texas                                   77002
     -------------------------------             -------------------------------
     (Address of principal executive                     (Zip Code)
                Offices)


                                 (713) 369-9000
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)




    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]


   The Registrant had 64,882,709 common units outstanding at August 3, 2001.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                        Page No.
 PART I. FINANCIAL INFORMATION


    Item 1. - Financial Statements (Unaudited)

               Consolidated Statements of Income - Three and Six Months
               Ended June 30, 2001 and 2000                               3

               Consolidated Balance Sheets - June 30, 2001 and
               December 31, 2000                                          4

               Consolidated Statements of Cash Flows - Six Months
               Ended June 30, 2001 and 2000                               5

               Notes to Consolidated Financial Statements                 6


    Item 2. - Management's Discussion and Analysis of
               Financial Condition and Results of Operations             25


    Item 3. - Quantitative and Qualitative Disclosures about
               Market Risk                                               33



 PART II. OTHER INFORMATION


    Item 1. - Legal Proceedings                                          34


    Item 2. - Changes in Securities and Use of Proceeds                  34


    Item 3. - Defaults Upon Senior Securities                            35


    Item 4. - Submission of Matters to a Vote of Security Holders        35


    Item 5. - Other Information                                          35


    Item 6. - Exhibits and Reports on Form 8-K                           35


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Unit Amounts)
                                   (Unaudited)

                                                                   Three Months  Ended June 30,         Six Months    Ended June 30,
                                                                      2001            2000                 2001            2000
                                                                  --------------  -------------        --------------  -------------

Revenues                                                        $       735,755 $      193,758       $     1,764,400 $      351,116

Costs and Expenses
  Operations and maintenance                                            527,731         72,022             1,345,692        127,054
  Depreciation, depletion and amortization                               35,948         19,904                66,023         38,749
  General and administrative                                             18,016         15,380                46,601         29,703
  Taxes, other than income taxes                                         15,464          6,476                29,137         12,573
                                                                  --------------  -------------        --------------  -------------
                                                                        597,159        113,782             1,487,453        208,079
                                                                  --------------  -------------        --------------  -------------

Operating Income                                                        138,596         79,976               276,947        143,037

Other Income (Expense)
  Earnings from equity investments                                       21,147         17,362                42,350         32,179
  Amortization of excess cost of equity investments                      (2,253)        (2,174)               (4,506)        (3,847)
  Interest, net                                                         (45,275)       (21,797)              (95,082)       (41,915)
  Other, net                                                               (677)         3,832                  (403)        11,743
Minority Interest                                                        (2,633)        (2,091)               (5,635)        (3,769)
                                                                  --------------  -------------        --------------  -------------

Income Before Income Taxes                                              108,905         75,108               213,671        137,428

Income Taxes                                                             (4,679)        (3,298)               (7,778)        (6,059)

                                                                  --------------  -------------        --------------  -------------
Net Income                                                      $       104,226 $       71,810       $       205,893 $      131,369
                                                                  ==============  =============        ==============  =============

General Partner's interest in Net Income                        $        50,606 $       27,003       $        92,228 $       49,260

Limited Partners' interest in Net Income                                 53,620         44,807               113,665         82,109

                                                                  --------------  -------------        --------------  -------------
Net Income                                                      $       104,226 $       71,810       $       205,893 $      131,369
                                                                  ==============  =============        ==============  =============

Basic and Diluted Net Income per Unit                           $          0.72 $         0.70       $          1.60 $         1.33
                                                                  ==============  =============        ==============  =============

Weighted Average Number of Units used in Computation of Net Income per Unit
   Basic                                                                 74,741         64,064                71,150         61,787

   Diluted                                                               74,843         64,088                71,246         61,818

Additional per Unit information
   Declared distribution                                        $          1.05 $         0.85       $          2.10 $         1.63
                                                                  ==============  =============        ==============  =============

         The accompanying notes are an integral part of these consolidated financial statements.


              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                             June 30,     December 31,
                                               2001          2000
                                           ------------- -------------
ASSETS
Current Assets
   Cash and cash equivalents              $     116,441  $     59,319
   Accounts and notes receivable
     Trade                                      293,405       345,065
     Related parties                             50,731         3,384
   Inventories
     Products                                     2,699        24,137
     Materials and supplies                       5,780         4,972
   Gas imbalances                                13,188        26,878
   Gas in underground storage                    36,799        27,481
   Other Current Assets                          47,877        20,025
                                           ------------- -------------
                                                566,920       511,261
                                           ------------- -------------

Property, Plant and Equipment, net            4,328,006     3,306,305
Investments                                     445,767       417,045
Notes receivable
     Trade                                        8,061         9,101
     Related parties                             17,100             -
Intangibles, net                                641,349       345,305
Deferred charges and other assets               254,476        36,193
                                           ------------- -------------
TOTAL ASSETS                              $   6,261,679  $  4,625,210
                                           ============= =============


LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts payable
     Trade                                $     191,078  $    293,268
     Related parties                             43,949         8,255
   Current portion of long-term debt                  -       648,949
   Deferred revenues                              4,420        43,978
   Gas imbalances                                39,538        48,834
   Accrued other liabilities                    131,793        55,672
                                           ------------- -------------
                                                410,778     1,098,956
                                           ------------- -------------

Long-Term Liabilities and Deferred Credits
   Long-term debt                             2,195,933     1,255,453
   Deferred revenues                             21,848         1,503
   Other                                        460,076        94,062
                                           ------------- -------------
                                              2,677,857     1,351,018
                                           ------------- -------------

Commitments and Contingencies

Minority Interest                                66,255        58,169
                                           ------------- -------------
Partners' Capital
   Common Units                               1,932,330     1,957,357
   Class B Units                                127,401       125,961
   i-Units                                    1,002,055             -
   General Partner                               50,833        33,749
Accumulated other comprehensive income           (5,830)            -
                                           ------------- -------------
                                              3,106,789     2,117,067
                                           ------------- -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL   $   6,261,679  $  4,625,210
                                           =============  ============

The accompanying notes are an integral part of these consolidated financial statements.


              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)
                                                                                          Six Months Ended June 30,
                                                                                          2001                 2000
                                                                                   -------------------  -------------------
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities
    Net income                                                                   $            205,893  $           131,369
    Depreciation and amortization                                                              66,023               38,749
    Amortization of excess cost of equity investments                                           4,506                3,847
    Earnings from equity investments                                                          (42,350)             (32,179)
    Distributions from equity investments                                                      29,544               24,971
    Changes in components of working capital                                                  (36,094)             (17,240)
    Rate refunds settlement                                                                         -              (47,706)
    Other, net                                                                                 54,519                2,743
                                                                                   -------------------  -------------------
Net Cash Provided by Operating Activities                                                     282,041              104,554
                                                                                   -------------------  -------------------

Cash Flows From Investing Activities
    Acquisitions of assets                                                                 (1,028,403)            (572,488)
    Additions to property, plant and equipment                                               (109,190)             (52,599)
    Sale of investments, property, plant and equipment, net of removal costs                    5,711                8,539
    Contributions to equity investments                                                        (1,899)                (229)
    Other                                                                                      (5,844)                 568
                                                                                   -------------------  -------------------
Net Cash Used in Investing Activities                                                      (1,139,625)            (616,209)
                                                                                   -------------------  -------------------

Cash Flows From Financing Activities
    Issuance of debt                                                                        3,209,734            1,087,786
    Payment of debt                                                                        (3,053,184)            (633,996)
    Loans to related party                                                                    (17,100)                   -
    Debt issue costs                                                                           (7,953)              (1,912)
    Proceeds from issuance of common units                                                        833              171,298
    Proceeds from issuance of i-units                                                         996,869                    -
    Contributions from General Partner's Minority Interest                                          -                7,434
    Distributions to partners
      Common Units                                                                           (129,128)             (85,527)
      Class B Units                                                                            (2,790)                   -
      General Partner                                                                         (75,134)             (37,161)
      Minority Interest                                                                        (7,662)              (4,011)
    Other, net                                                                                    221                  659
                                                                                   -------------------  -------------------
Net Cash Provided by (Used in) Financing Activities                                           914,706              504,570
                                                                                   -------------------  -------------------

Increase in Cash and Cash Equivalents                                                          57,122               (7,085)
Cash and Cash Equivalents, Beginning of Period                                                 59,319               40,052
                                                                                   -------------------  -------------------
Cash and Cash Equivalents, End of Period                                         $            116,441  $            32,967
                                                                                   ===================  ===================

Noncash Investing and Financing Activities
 Assets acquired by the issuance of Common Units                                 $                  -  $            23,319
 Assets acquired by the assumption of liabilities                                             257,304               41,342

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

   On May 14, 2001, Kinder Morgan Management, LLC, a wholly-owned subsidiary of our general partner, filed a registration statement with the Securities and Exchange Commission with respect to an initial public offering of 14,875,000 of its shares representing limited liability company interests with limited voting rights. Kinder Morgan Management, LLC trades on the New York Stock Exchange under the symbol "KMR" and is referred to as "KMR" in this report. On May 17, 2001, KMR issued 1,487,500 shares to Kinder Morgan, Inc. and on May 18, 2001, it issued 13,387,500 shares to the public. Its shares were issued at a price of $70.41 per share, less commissions and underwriting expenses. Substantially all of the net proceeds from the offering were used to buy i-units from us. The i-units are a new and separate class of limited partner interests in us and are issued only to KMR. Upon purchasing the i-units, KMR became a limited partner in the Partnership, and in accordance with its limited liability company agreement, its activities will be restricted to being a limited partner in, and controlling and managing the business and affairs of the Partnership, our operating partnerships and our subsidiaries. See note 6 for more information.

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


2.  Acquisitions and Joint Ventures

   During the first six months of 2001, we completed the following significant acquisitions. Each of the acquisitions was accounted for under the purchase method of accounting and the assets and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The results of operations from these acquisitions are included in the consolidated financial statements from the date of acquisition.

   Product Pipelines

   Central Florida Pipeline LLC

   Effective January 1, 2001, we acquired Central Florida Pipeline LLC (formerly Central Florida Pipeline Company) from GATX Corporation. Central Florida Pipeline consists of a 195-mile pipeline transporting refined petroleum products from Tampa to the growing Orlando, Florida market. Our purchase price was approximately $212.5 million, consisting of $168.2 million in cash, $40 million in assumed debt and $4.3 million in assumed liabilities.

   Our purchase price and the allocation to assets acquired and liabilities assumed was as follows (in thousands):


                   Purchase price:
                        Cash paid, including transaction costs       $   168,211
                        Debt assumed                                      40,000
                        Liabilities assumed                                4,318
                                                                     -----------
                        Total purchase price                         $   212,529
                                                                     ===========
                   Allocation of purchase price:
                        Current assets                               $     4,500
                        Property, plant and equipment                    128,373
                        Deferred charges and other assets                    233
                        Goodwill                                          79,423
                                                                     -----------
                                                                     $   212,529
                                                                     ===========

   CALNEV Pipe Line LLC

   Effective March 30, 2001, we acquired CALNEV Pipe Line LLC (formerly CALNEV Pipe Line Company) from GATX Corporation. CALNEV Pipe Line consists of a 550-mile refined petroleum products pipeline originating in Colton, California and extending into the growing Las Vegas, Nevada market. The pipeline interconnects in Colton with our Pacific Operations' West Line pipeline segment. Our purchase price was approximately $370.2 million, consisting of $352.1 million in cash, $6.8 million in assumed debt and $11.3 million in assumed liabilities.

   Our purchase price and the allocation to assets acquired and liabilities assumed was as follows (in thousands):

                   Purchase price:
                        Cash paid, including transaction costs       $   352,118
                        Debt assumed                                       6,816
                        Liabilities assumed                               11,290
                                                                     -----------
                        Total purchase price                         $   370,224
                                                                     ===========
                   Allocation of purchase price:
                        Current assets                               $     6,476
                        Property, plant and equipment                    175,905
                        Deferred charges and other assets                    148
                        Goodwill                                         187,695
                                                                     -----------
                                                                     $   370,224
                                                                     ===========

   Cochin Pipeline

   On June 20, 2001, we acquired an additional 2.3% ownership interest in the Cochin Pipeline System from Shell Canada Limited for approximately $8.0 million. We now own approximately 34.8% of the Cochin Pipeline System and the remaining interests are owned by subsidiaries of BP Amoco, Conoco and NOVA Chemicals. We record our proportional share of joint venture revenues and expenses and cost of joint venture assets as part of our Product Pipelines business segment. We allocated our purchase price for the additional interest to property, plant and equipment.

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

   Our purchase price and the allocation to assets acquired and liabilities assumed was as follows (in thousands):

                         Purchase price:
                             Cash paid, including transaction costs  $    41,494
                             Liabilities assumed                           1,122
                                                                     -----------
                             Total purchase price                    $    42,616
                                                                     ===========
                         Allocation of purchase price:
                             Current assets                          $     1,970
                             Property, plant and equipment                32,467
                             Deferred charges and other assets               487
                             Goodwill                                      7,692
                                                                     -----------
                                                                     $    42,616
                                                                     ===========

   Liquids Terminals

   Kinder Morgan Liquids Terminals LLC

   Effective January 1, 2001, we acquired Kinder Morgan Liquids Terminals LLC (formerly GATX Terminals Corporation) from GATX Corporation. Acquired assets included 12 terminals, located across the United States, which store approximately 35.6 million barrels of refined petroleum products and chemicals. Five of the terminals are included in our Liquids Terminals business segment, and the remaining assets are included in our Products Pipelines business segment. Our purchase price was $648.9 million, consisting of $455.1 million in cash, $87.9 million in assumed debt and $105.9 million in assumed liabilities.

   Our purchase price and the allocation to assets acquired and liabilities assumed was as follows (in thousands):

                         Purchase price:
                             Cash paid, including transaction costs  $   455,099
                             Debt assumed                                 87,930
                             Liabilities assumed                         105,828
                                                                     -----------
                             Total purchase price                    $   648,857
                                                                     ===========
                         Allocation of purchase  price:
                             Current assets                          $    21,388
                             Property, plant and equipment               623,066
                             Deferred charges and other assets             4,403
                                                                     -----------
                                                                     $   648,857
                                                                     ===========

   Pro Forma Information

   The following summarized unaudited Pro Forma Consolidated Income Statement information for the six months ended June 30, 2001 and 2000, assumes all of the acquisitions we have made since January 1, 2000, including the ones above, had occurred as of January 1, 2000. We have prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed these acquisitions as of January 1, 2000 or the results that will be attained in the future. Amounts presented below are in thousands, except for the per unit amounts:

                                               Pro Forma
                                           Six Months Ended
                                    June 30, 2001     June 30, 2000
                                    -------------     -------------
    Consolidated Income Statement             (Unaudited)
Revenues                            $ 1,776,231       $ 1,590,023
Operating Income                        281,651           244,242
Net Income                              233,965           222,809
Basic Limited Partners' Net
  Income per unit                   $      1.61       $      1.67
Diluted Limited Partners'
  Net Income per unit               $      1.61       $      1.67

3. Litigation and Other Contingencies

   Federal Energy Regulatory Commission Proceedings

   SFPP, L.P.

   SFPP, L.P. is the partnership that owns our Pacific operations. Tariffs charged by SFPP are subject to certain proceedings involving shippers' complaints regarding the interstate rates, as well as practices and the jurisdictional nature of certain facilities and services, on our Pacific operations' pipeline systems. In September 1992, El Paso Refinery, L.P. filed a protest/complaint with the FERC:

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

   Pursuant to the Court's orders, the FERC has filed quarterly reports regarding the status of the proceedings pending before the Commission. On May 14, 2001, ARCO filed an Answer and Protest to the FERC's May 4, 2001 status report, requesting the Court of Appeals to reactivate the petitions for review that are being held in abeyance and to initiate a briefing schedule. On May 24, 2001, the FERC filed an opposition to that motion.

   On July 6, 2001, ARCO, Chevron, Mobil, Navajo, RHC and Texaco filed a joint motion asking the FERC to expedite its action on their requests for rehearing, correction and clarification of Opinion No. 435-A and on SFPP's compliance filing and related protests. On July 30, 2001, the Court of Appeals issued an order denying ARCO's motion without prejudice and directing the FERC to advise the Court in its next status report as to when the FERC expects to take final action with respect to the proceedings on rehearing. On August 2, 2001, the FERC filed a status report advising the Court that its current intent is to present the pending requests for rehearing of Opinion No. 435-A for consideration at the FERC's meeting scheduled for September 12, 2001.

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


   A hearing in this new proceeding is scheduled for October 2001. An initial decision by the administrative law judge is expected in the first half of 2002.

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

   On July 10, 2001, Ultramar filed a motion asking the FERC to expedite its action on Ultramar's protest and intervention relating to SFPP's compliance filing.

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

   If "substantially changed circumstances" are found, SFPP rates previously "grandfathered" under the Energy Policy Act may lose their "grandfathered" status. If these rates are found to be unjust and unreasonable, shippers may be entitled to a prospective rate reduction and a complainant may be entitled to reparations for periods from the date of its complaint to the date of the implementation of the new rates.

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

   CALNEV Pipe Line LLC

   We acquired CALNEV Pipe Line LLC in March 2001. CALNEV provides interstate and intrastate transportation from an interconnection with SFPP at Colton, California to destinations in and around Las Vegas, Nevada. On June 1, 2001, CALNEV filed to adjust its interstate rates upward pursuant to the FERC's indexing regulations. ARCO, Exxon Mobil, Ultramar Diamond Shamrock and Ultramar, Inc. protested this adjustment. On June 29, 2001, the FERC accepted and suspended the rate adjustment and permitted it to go into effect subject to refund. The FERC withheld ruling on the protests pending submission by CALNEV of its FERC Form No. 6 annual report and responses from the complainants to data contained therein.

   If an investigation into the basis for the indexing adjustment is ordered, CALNEV's adjustment could be rejected and refunds ordered for amounts collected under the suspended rates. CALNEV intends to contest vigorously any challenge to its indexing adjustment.

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

   FERC Order 637

   On June 15, 2000, KMIGT made its filing to comply with the FERC's Orders 637 and 637-A. That filing contained KMIGT's compliance plan to implement the changes required by the FERC dealing with the way business is conducted on interstate pipelines. All interstate pipelines were required to make such compliance filings, according to a schedule established by the FERC. From October 2000 through June 2001, KMIGT held a series of technical and phone conferences to identify issues, obtain input, and modify its Order 637 compliance plan, based on the comments received from FERC Staff and other interested parties and shippers. On June 19, 2001, KMIGT received a letter from the FERC encouraging it to file revised pro-forma tariff sheets, which reflected the latest discussions and input from parties into its Order 637 compliance plan. KMIGT made such a revised Order 637 compliance filing on July 13, 2001. The July 13 filing contained little substantive change from the original pro-forma tariff sheets that KMIGT originally proposed on June 15, 2000. KMIGT's filing is currently pending FERC action, and any changes to its tariff provisions are not likely to take effect until after the winter heating season of 2001-2002. KMIGT expects no adverse impact on its business as a result of the implementation of Order 637.

   Separately, numerous petitioners, including KMIGT, have filed appeals of Order No. 637 in the D.C. Circuit, potentially raising a wide array of issues. Initial briefs were filed April 6, 2001, addressing a wide array of issues. Oral argument on the appeals is set for November 2001.

   Carbon Dioxide Litigation

   Kinder Morgan CO2Company, L.P. directly and indirectly through its ownership interest in the Cortez Pipeline Company, along with other entities, is a defendant in several actions in which the plaintiffs allege that the defendants undervalued carbon dioxide produced from the McElmo Dome field and overcharged for transportation costs, thereby allegedly underpaying royalties and severance tax payments. The plaintiffs are comprised of royalty, overriding royalty and small share working interest owners who claim that they were underpaid by the defendants. These cases are: CO2 Claims Coalition, LLC v. Shell Oil Co., et al., No. 96-Z-2451 (U.S.D.C. Colo.); Rutter & Wilbanks et al. v. Shell Oil Co., et al., No. 00-Z-1854 (U.S.D.C. Colo.); Watson v. Shell Oil Co., et al., No. 00-Z-1855 (U.S.D.C. Colo.); Ainsworth et al. v. Shell Oil Co., et al., No. 00-Z-1856 (U.S.D.C. Colo.); United States ex rel. Crowley v. Shell Oil Company, et al., No. 00-Z-1220 (U.S.D.C. Colo.); Ptasynski et al. v. Shell Western E&P Inc., et al., No. 3:97-CV-1208-R (U.S.D.C. Tex. N. Dist. Dallas Div.); Feerer et al. v. Amoco Production Co., et al., No. 99-2231 (U.S. Ct. App. 10th Cir.); Shell Western E&P Inc. v. Bailey, et al., No 98-28630 (215th Dist. Ct. Harris County, Tex.); Shores, et al. v. Mobil Oil Corporation, et al., No. GC-99-01184 (Texas Probate Court, Denton County); First State Bank of Denton v. Mobil Oil Corporation, et al., No. PR-8552-01 (Texas Probate Court, Denton County); and Celeste C. Grynberg v. Shell Oil Company, et al., No. 98-CV-43 (Colo. Dist. Ct. Montezuma County).

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

   Although no assurance can be given, we believe that the ultimate resolution of all these environmental matters set forth in this note will not have a material adverse effect on our business, financial position or results of operations. We have recorded a total reserve for environmental claims in the amount of $78.2 million at June 30, 2001.

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


4.  Distributions

   On May 15, 2001, we paid a cash distribution for the quarterly period ended March 31, 2001, of $1.05 per unit.

The distribution was declared on April 18, 2001, payable to unitholders of record as of April 30, 2001.

   On July 18, 2001, we declared a cash distribution for the quarterly period ended June 30, 2001, of $1.05 per unit. The distribution will be paid on or before August 14, 2001, to unitholders of record as of July 31, 2001. Common unitholders and class B unitholders will receive cash. KMR, the sole i-unitholder, will receive a distribution in the form of additional i-units based on the $1.05 distribution per unit. The number of i-units distributed will be calculated by dividing $1.05 by the average of KMR's limited liability shares' closing market prices from July 13-26, 2001.


5.  Debt

   Our debt facilities as of June 30, 2001, consist primarily of:

   o  a $600 million unsecured 364-day credit facility due October 25, 2001;
   o  a $300 million  unsecured  five-year  credit  facility due  September
      29, 2004;
   o  $200 million of 8.00% Senior Notes due March 15, 2005;
   o  $250 million of 6.30% Senior Notes due February 1, 2009;
   o  $250 million of 7.50% Senior Notes due November 1, 2010;
   o  $700 million of 6.75% Senior Notes due March 15, 2011;
   o  $300 million of 7.40% Senior Notes due March 15, 2031;
   o  $200 million of Floating Rate Senior Notes due March 22, 2002;
   o $119 million of Series F First Mortgage Notes (our subsidiary, SFPP, is the obligor on the notes);
   o $87.9 million of Industrial Revenue Bonds with final maturities ranging from September 2019 to December 2024 (our subsidiary, Kinder Morgan Liquids Terminals LLC, is the obligor on the bonds);
   o $40 million of 7.84% Senior Notes (our subsidiary, Central Florida Pipe Line LLC, is the obligor on the notes);
   o $23.7 million of tax-exempt bonds due 2024 (our subsidiary, Kinder Morgan Operating L.P. "B", is the obligor on the bonds);
   o a $60.2 million unsecured two-year credit facility due June 29, 2003(Trailblazer Pipeline Company is the obligor on the facility); and
   o  a $600 million short-term commercial paper program.

   Our short-term debt at June 30, 2001, consisted of:

   o  $5.0 million under the Central Florida Pipeline LLC Notes;
   o  $2.3 million under the CALNEV Pipe Line LLC Notes; and
   o  $39.5 million under the SFPP 10.7% First Mortgage Notes.

   We intend and have the ability to refinance our short-term debt on a long-term basis under our existing credit facilities. During the first six months of 2001, our acquisitions of assets totaled $1,028.4 million. We utilized our short-term credit facilities and issued long-term debt securities to fund these acquisitions and then reduced our short-term borrowings with the proceeds from our May 2001 issuance of i-units. We intend to refinance additional short-term debt during 2001 through a combination of long-term debt, equity and the issuance of additional commercial paper to replace maturing commercial paper borrowings. Based on prior successful short-term debt refinancings and current market conditions, we do not anticipate any liquidity problems.

   For additional information regarding our debt facilities, see Note 9 to our consolidated financial statements included in our Form 10-K, as amended, for the year ended December 31, 2000.

   Credit Facilities

No borrowings were outstanding under our two credit facilities at June 30, 2001. During the second quarter of 2001, we terminated our $500 million credit facility, which was scheduled to expire on December 31, 2001. No borrowings were outstanding under this credit facility during the second quarter.

   Our two credit facilities are with a syndicate of financial institutions. First Union National Bank is the administrative agent under the agreements. Interest on our credit facilities accrues at our option at a floating rate equal to either:

   o First Union National Bank's base rate (but not less than the Federal Funds Rate, plus 0.5%); or
   o LIBOR, plus a margin, which varies depending upon the credit rating of our long-term senior unsecured debt.

   The five-year credit facility also permits us to obtain bids for fixed rate loans from members of the lending syndicate.

   Senior Notes

   At June 30, 2001, the unamortized liability balance on the various series of our senior notes were as follows:

                              (Dollars in millions)

              Series                       Unamortized Liability Balance

   6.30% senior notes due February 1, 2009           $249.4
   8.0% senior notes due March 15, 2005               199.7
   Floating rate notes due March 22, 2002             200.0
   7.5% senior notes due November 1, 2010             248.5
   6.75% senior notes due March 15, 2011              698.0
   7.40% senior notes due March 15, 2031              299.3
                                                      -----
          Total                                    $1,894.9
                                                   ========

   At June 30, 2001, the interest rate on our floating rate notes was 4.25%.

   Commercial Paper Program

   On March 31, 2001, our commercial paper program provided for the issuance of up to $1.1 billion of commercial paper. During the second quarter, we decreased the commercial paper program to provide for the issuance of up to $600 million. Borrowings under our commercial paper program reduce the borrowings allowed under our credit facilities. As of June 30, 2001, no borrowings were outstanding under our commercial paper program.

   CALNEV Pipe Line LLC Debt

   Effective March 31, 2001, we acquired CALNEV Pipe Line LLC (see note 2). As part of our purchase price, we assumed an aggregate principal amount of $6.8 million of Senior Notes originally issued to a syndicate of five insurance companies. The Senior Notes had a fixed annual interest rate of 10.07%. In June 2001, we prepaid the balance outstanding under the Senior Notes, plus $0.9 million for interest and a make-whole premium, from cash on hand.

   Trailblazer Pipeline Company Debt

   At March 31, 2001, Trailblazer's outstanding debt balance included the following:

   o  $15.2 million under its 8.03% Senior Secured Notes; and
   o $10 million under its 364-day revolving unsecured credit agreement due December 27, 2001.

   On June 26, 2001, Trailblazer prepaid the balance outstanding under the Senior Secured Notes, plus $0.8 million for interest and a make-whole premium, using a new two-year unsecured revolving credit facility with a bank syndication. The new facility provides for loans of up to $60.2 million and expires June 29, 2003. The agreement provides for an interest rate of LIBOR plus a margin as determined by certain financial ratios. On June 29, 2001, Trailblazer paid the $10 million outstanding balance under its 364-day revolving credit agreement and terminated the agreement. At June 30, 2001, the outstanding balance under Trailblazer's two-year revolving credit facility was $28 million, with an interest rate of 4.585%, which reflects three-month LIBOR plus a margin of 0.875%. Pursuant to the terms of the revolving credit facility, Trailblazer partnership distributions are restricted by certain financial covenants.

   Kinder Morgan Operating L.P. "B" Debt

   The $23.7 million principal amount of tax-exempt bonds due 2024 was issued by the Jackson-Union Counties Regional Port District. These bonds bear interest at a weekly floating market rate. During the second quarter of 2001, the weighted-average interest rate on these bonds was 3.38% per annum, and at June 30, 2001, the interest rate was 2.75%.

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

   At June 30, 2001, the debt facilities of Cortez Capital Corporation consisted of:

   o  a $127 million uncommitted 364-day revolving credit facility;
   o  a $48 million committed 364-day revolving credit facility;
   o  $136.4 million of series D notes; and
   o  a $175 million short-term commercial paper program.

   At June 30, 2001, Cortez had $151.6 million of commercial paper outstanding with an interest rate of 4.07%, the average interest rate on the series D notes was 6.8579% and there were no borrowings under the credit facilities.


6.  Partners' Capital

   At December 31, 2000, we had 67,514,809 units outstanding, consisting of 64,858,109 common units and 2,656,700 class B units. In accordance with common unit option exercises during the first six months of 2001, common units were issued as follows:

   o  1,000 units on January 4, 2001;
   o  600 units on January 9, 2001
   o  400 units on January 10, 2001;
   o  900 units on January 19, 2001
   o  500 units on January 24, 2001
   o  200 units on March 20, 2001;
   o  3,000 units on March 21, 2001
   o  300 units on April 9, 2001;
   o  800 units on April 16, 2001;
   o  6,500 units on April 25, 2001;
   o  1,200 units on April 27, 2001;
   o  4,000 units on May 1, 2001;
   o  3,200 units on May 14, 2001;
   o  800 units on May 23, 2001; and
   o  400 units on May 31, 2001.

   We received net proceeds of approximately $996.9 million from KMR for the issuance of i-units. In accordance with KMR's public offering of limited liability shares, i-units were issued as follows:

   o  1,487,500 units on May 17, 2001; and

   o  13,387,500 units on May 18, 2001.

   We used the proceeds from the i-unit issuance to reduce the debt we incurred in our acquisition of GATX Corporation's domestic pipeline and liquids terminal businesses during the first quarter of 2001. The i-units are a separate class of limited partner interest in the Partnership. All of the i-units will be owned by KMR and will not be publicly traded. KMR's limited liability company agreement provides that the number of all of its outstanding shares shall at all times equal the number of i-units that it owns. Through the combined effect of the provisions in our partnership agreement and the provisions of KMR's limited liability company agreement, the number of outstanding KMR shares and the number of i-units will at all times be equal.

   KMR, as the owner of the i-units, generally will vote together with the holders of the common units and class B units as a single class. However, the i-units will vote separately as a class on the following matters:

   o amendments to our partnership agreement that would have a material adverse effect on the holders of the i-units in relation to the other classes of units. This kind of an amendment requires the approval of two-thirds of the outstanding i-units, excluding the number of i-units equal to the number of KMR shares owned by Kinder Morgan, Inc. and its affiliates; and
   o the approval of the withdrawal of our general partner or the transfer to a non-affiliate of all of its interest as our general partner. These matters require the approval of a majority of the outstanding i-units excluding the number of i-units equal to the number of KMR shares owned by Kinder Morgan, Inc. and its affiliates.

   In all cases, KMR will vote its i-units in proportion to the affirmative and negative votes, abstentions and non-votes of owners of KMR shares.

   Furthermore, under the terms of our partnership agreement, we agree that we will not, except in liquidation, make a distribution on an i-unit other than in additional i-units or a security that has in all material respects the same rights and privileges as our i-units. The number of i-units we distribute to KMR will be based upon the amount of cash we distribute to the owners of our common units. Typically, if cash is paid to the holders of our common units, we will issue additional i-units to KMR. The fraction of an i-unit paid per i-unit owned by KMR will have the same value as the cash payment on the common unit. If additional units are distributed to the holders of our common units, we will issue an equivalent amount of i-units to KMR based on the number of i-units it owns.

   As a result of the preceding, at June 30, 2001, we had 82,413,609 units outstanding, consisting of:

   o  64,881,909 common units;
   o  2,656,700 class B units; and
   o  14,875,000 i-units.

   Together, these units represent the limited partners' interest and an effective 98% economic interest in the Partnership, exclusive of our general partner's incentive distribution. The common unit total consisted of 53,569,909 common units held by third parties, 10,450,000 common units held by Kinder Morgan, Inc. and 862,000 common units held by our general partner. The class B units were held entirely by Kinder Morgan, Inc. and the i-units were held entirely by KMR. Our general partner has an effective 2% interest in the Partnership, excluding the general partner's incentive distribution.


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

   Incentive distributions allocated to our general partner are determined by the amount that quarterly distributions to unitholders exceed certain specified target levels. Our distribution of $1.05 per unit paid on May 15, 2001 for the first quarter of 2001 required an incentive distribution to our general partner of $41.0 million. Our distribution of $0.775 per unit paid on May 15, 2000 for the first quarter of 2000 required an incentive distribution to our general partner of $21.9 million. The increased incentive distribution to our general partner paid for the first quarter of 2001 over the distribution paid for the first quarter of 2000 reflects the increase in the amount distributed per unit as well as the issuance of additional units.

   Our declared distribution for the second quarter of 2001 of $1.05 per unit will result in an incentive distribution to our general partner of $50.1 million. This compares to our distribution of $0.85 per unit and incentive distribution to our general partner of $26.6 million for the second quarter of 2000. The increased incentive distribution to our general partner paid for the second quarter of 2001 over the distribution paid for the second quarter of 2000 reflects the increase in the amount distributed per unit as well as the issuance of additional units.


7.  Comprehensive Income

   Statement of Financial Accounting Standards No. 130, "Accounting for Comprehensive Income", requires that enterprises report a total for comprehensive income. During the second quarter and the first six months of 2001, the only difference between net income and comprehensive income for us was the unrealized gain or loss on derivatives utilized for hedging purposes. There was no difference between net income and comprehensive income during the second quarter or the first six months of 2000. For more information on our hedging activities, see note 8. Our total comprehensive income is as follows (in thousands):

                                               Three Months      Six Months
                                                  Ended            Ended
                                             June 30, 2001     June 30, 2001
                                             --------------    --------------
   Net income                                  $ 104,226         $ 205,893
   Unrealized gain/(loss) on derivatives
     utilized for hedging purposes               (18,806)          (30,963)
                                              -----------        -----------
   Comprehensive income                        $  85,420         $ 174,930
                                              ===========        ===========

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

   Our normal business activities expose us to risks associated with changes in the market price of natural gas and associated transportation, natural gas liquids, crude oil and carbon dioxide. Our Form 10-K, as amended, for the year ended December 31, 2000 contains additional information about the risks we face and the hedging program we employ to mitigate those risks.

   Approximately $0.2 million net was recognized in earnings as a loss during the second quarter of 2001 as a result of ineffectiveness of these hedges, which amount is reported within the caption "Operations and maintenance" in the accompanying Consolidated Statements of Income. There was no component of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness.

   The gains and losses included in accumulated other comprehensive income will be reclassified into earnings as the hedged sales and purchases take place. Approximately $3.0 million of the accumulated other comprehensive income balance of $5.8 million representing unrecognized net losses on derivative activities at June 30, 2001 is expected to be reclassified into earnings during the next twelve months. During the quarter ended June 30, 2001, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions will no longer occur by the end of the originally specified time period.

9.  Reportable Segments

    We have five reportable business segments:

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

   Financial information by segment follows (in thousands):

                                       Three Months Ended June 30,              Six Months Ended June 30,
                                          2001             2000                   2001            2000
                                      --------------   -------------          --------------  --------------
Revenues
   Product Pipelines                $       137,181  $       94,628         $       327,874  $       180,750
   Natural Gas Pipelines                    479,224          40,630               1,205,509          80,686
   CO2 Pipelines                             32,143          24,619                  61,245          24,619
   Bulk Terminals                            53,143          33,881                 101,731          65,061
   Liquids Terminals                         34,064               -                  68,041               -
                                      --------------   -------------          --------------  --------------
   Total consolidated revenues      $       735,755  $      193,758         $     1,764,400  $       351,116
                                      ==============   =============          ==============  ==============



                                         Three Months Ended June 30,              Six Months Ended June 30,
                                            2001             2000                   2001            2000
                                        --------------   -------------          --------------  --------------
Operating income
 Product Pipelines                  $        80,376     $    46,790         $       147,411    $     89,468
 Natural Gas Pipelines                       26,807          22,810                  80,193          48,187
 CO2 Pipelines                               16,457          15,551                  30,909          15,516
 Bulk Terminals                              15,437          10,205                  28,629          19,569
 Liquids Terminals                           17,535               -                  36,406               -
                                        --------------   -------------          --------------  --------------
 Total segment operating income             156,612          95,356                 323,548         172,740
 Corporate administrative expenses          (18,016)        (15,380)                (46,601)        (29,703)
                                        --------------   -------------          --------------  --------------
 Total consolidated operating income$       138,596     $    79,976         $       276,947    $    143,037
                                        ==============   =============          ==============  ==============

Earnings from equity investments, net of amortization of excess costs
 Product Pipelines                  $         6,266     $     7,168         $        11,181    $     12,976
 Natural Gas Pipelines                        5,174           3,716                  10,450           7,430
 CO2 Pipelines                                7,454           4,304                  16,213           7,926
 Bulk Terminals                                   -               -                       -               -
 Liquids Terminals                                -               -                       -               -
 Consolidated equity earnings, net      --------------   -------------          --------------  --------------
   of amortization of excess costs  $        18,894     $    15,188         $        37,844    $     28,332
                                        ==============   =============          ==============  ==============

Segment earnings
 Product Pipelines                  $        84,096     $    53,566         $       153,944    $    106,973
 Natural Gas Pipelines                       31,974          26,531                  90,646          55,670
 CO2 Pipelines                               23,753          20,601                  47,215          24,188
 Bulk Terminals                              13,452          10,380                  25,700          19,925
 Liquids Terminals                           16,875               -                  35,706               -
                                        --------------   -------------          --------------  --------------
 Total segment earnings                     170,150         111,078                 353,211         206,756
 Interest and corporate
   administrative expenses (a)              (65,924)        (39,268)               (147,318)        (75,387)
                                        --------------   -------------          --------------  --------------
 Total consolidated net income      $       104,226     $    71,810         $       205,893    $    131,369
                                        ==============   =============          ==============  ==============
(a) Includes interest expense, general and administrative expenses, minority interest and other insignificant items.

                                          June 30,         Dec. 31,
Business Segment Assets                     2001             2000
                                        --------------   -------------
 Product Pipelines                  $     3,069,103     $ 2,220,984
 Natural Gas Pipelines                    1,761,573       1,552,506
 CO2 Pipelines                              440,705         417,278
 Bulk Terminals                             446,297         357,689
 Liquids Terminals                          398,416               -
                                        --------------   -------------
 Total segment assets                     6,116,094       4,548,457
 Corporate assets (b)                       145,585          76,753
                                        --------------   -------------
 Total consolidated assets          $     6,261,679     $ 4,625,210
                                        ==============   =============

(b) Includes cash, cash equivalents and certain unallocable related party receivables and deferred charges.


10.  New Accounting Pronouncements Not Yet Adopted

   Business Combinations

   On June 29, 2001, the Financial Accounting Standards Board unanimously approved the proposed Statements of Financial Accounting Standards No. 141, "Business Combinations", which was issued in July 2001. SFAS No. 141 supercedes Accounting Principles Board Opinion No. 16, and requires that all transactions fitting the description of a business combination be accounted for using the purchase method and prohibits the use of the pooling of interests for all business combinations initiated after June 30, 2001. The statement also modifies the accounting for the excess of fair value of net assets acquired as well as intangible assets acquired in a business combination. The provisions of this statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for by the purchase method that are completed after July 1, 2001. We are currently evaluating the effects of this pronouncement.

   Goodwill and Other Intangible Assets

   On June 29, 2001, the FASB unanimously approved the proposed SFAS No. 142, "Goodwill and Other Intangible Assets", which was issued in July 2001. SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17 and requires that goodwill no longer be amortized but should be tested, at least on an annual basis, for impairment. A benchmark assessment of potential impairment must also be completed within six months of adopting SFAS No. 142. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". Intangible assets with an indefinite useful life can no longer be amortized until its useful life becomes determinable. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however, it does apply to any goodwill acquired in a business combination completed after June 30, 2001. We are currently evaluating the effects of this pronouncement.

   Accounting for Asset Retirement Obligations

   In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the relative asset value is increased by the same amount. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.


11. Subsequent Events

   On July 12, 2001, we announced that we had acquired four bulk terminals from Koninklijke Vopak N.V. (Royal Vopak) of The Netherlands for $43.8 million. Two of the terminals are located in Tampa, Florida. The other two are located in Fernandina Beach, Florida and Chesapeake, Virginia.

   On July 18, 2001, we announced that we had signed a definitive agreement with an affiliate of Occidental Petroleum Corporation to purchase a partnership that owns a natural gas pipeline system in the State of Texas for approximately $360 million. At the current time, these assets are leased and operated by Kinder Morgan Texas Pipeline, L.P., a business unit included in our Natural Gas Pipelines business segment. The acquisition includes 2,600 miles of pipeline that primarily transports natural gas from south Texas and the Texas Gulf Coast to the greater Houston/Beaumont area. The transaction is subject to customary regulatory approvals and is expected to close in the third quarter of 2001. In addition, we signed a five-year agreement to supply approximately 90 billion cubic feet of natural gas to chemical facilities owned by Occidental affiliates in the Houston area.

   On July 18, 2001, our general partner approved a two-for-one unit split of our outstanding common units. The common unit split will entitle common unitholders to one additional unit for each unit held. The issuance and mailing of split units will occur on August 31, 2001 to unitholders of record on August 17, 2001. Our partnership agreement provides that when a split of our common units occurs, we will effect a unit split on our class B units and on our i-units to adjust proportionately the number of our class B units and our i-units.

   The following summarized unaudited pro forma net income per unit information for the three and six months ended June 30, 2001 and 2000, assumes a two-for-one unit split of our outstanding common units had occurred as of January 1, 2000. We have prepared this unaudited pro forma financial information for comparative purposes only. Amounts presented below are in thousands, except for the per unit amounts:

                                                  Pro Forma
                               Three Months Ended          Six Months Ended
                         June 30, 2001 June 30, 2000  June 30, 2001 June 30,2000
                         ------------- -------------  ------------- ------------
                                                (Unaudited)
Net income                 $104,226     $71,810        $205,893      $131,369
General Partner's interest
  in net income              50,606      27,003          92,228        49,260
Limited Partners' interest
  in net income              53,620      44,807         113,665        82,109
Basic Limited Partners' Net
  Income per unit          $   0.36     $  0.35        $   0.80      $   0.66
Diluted Limited Partners'
Net Income per unit        $   0.36     $  0.35        $   0.80      $   0.66
Weighted average number of units used in computation
  of net income per unit
Basic                       149,482     128,128         142,300        123,574
Diluted                     149,686     128,176         142,492        123,636


   On July 18, 2001, we announced a change in the organization of our business segments, effective in the third quarter of 2001. We will combine our Bulk Terminals and Liquids Terminals business segments into a new segment under one management team. Beginning in the third quarter of 2001, we will report the combined Bulk Terminals and Liquids Terminals segments as our Terminals segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Second Quarter 2001 Compared With Second Quarter 2000

   Our second quarter results reflected the continued growth in earnings that have occurred since the change in control of our general partner in February 1997. Second quarter 2001 net income was a record $104.2 million ($0.72 per diluted unit), a 45% increase versus the second quarter of 2000. In the second quarter of 2000, we earned $71.8 million ($0.70 per diluted unit). Our second quarter revenues totaled $735.8 million in 2001, compared with $193.8 million in the same year-earlier period.

   Our second quarter 2001 results include a full three months of operations from the pipeline and terminal businesses we acquired from GATX Corporation during the first quarter. Our second quarter 2001 results also include the operating results of Delta Terminal Services, Inc., acquired on December 1, 2000, the Natural Gas Pipeline assets we acquired from Kinder Morgan, Inc. on December 31, 2000, and Pinney Dock & Transport Company, which we acquired on March 1, 2001. Our strategy of acquiring and growing a strong mix of primarily fee-based midstream energy assets has continued to deliver strong financial results. All five of our operating business segments reported quarter-to-quarter increases in both operating revenues and net income. In addition, for the second straight quarter, we declared a distribution of $1.05 per unit (an annualized rate of $4.20), a 24% increase from the second quarter 2000 distribution of $0.85 per unit.

   Total consolidated operating income was $138.6 million in the second quarter of 2001 versus $80.0 million in the same period last year. Our operating expenses, consisting of cost of sales, fuel, power and operating and maintenance expenses, were $527.7 million in the second quarter of 2001 compared with $72.0 million in the same period a year ago. The increase was primarily due to the acquisitions described above. Second quarter earnings from equity investments, net of amortization of excess costs, were $18.9 million in 2001 and $15.2 million in 2000. The 24% increase ($3.7 million) in net equity earnings was mainly due to earnings from Kinder Morgan CO2 Company, L.P.'s 15% interest in MKM Partners, L.P., an oil and gas joint venture with Marathon Oil Company that began January 1, 2001.

Product Pipelines

   Our Product Pipelines' business segment reported significant quarter-to-quarter increases in operating results. For the second quarter of 2001, the segment reported earnings of $84.1 million on revenues of $137.2 million. This compares with earnings of $53.6 million on revenues of $94.6 million for the second quarter of 2000. The increases reflect the results of the following strategic business acquisitions that were made since the second quarter of last year:

   o  Kinder Morgan Transmix Company, LLC;
   o  the remaining 50% interest in the Colton Transmix Processing Facility;
   o  a 34.8% interest in the Cochin Pipeline System;
   o  Central Florida Pipeline LLC;
   o  CALNEV Pipe Line LLC; and
   o refined petroleum product and chemical terminals, acquired from GATX Corporation.

   Together, these acquired businesses generated earnings of $23.0 million on revenues of $42.5 million during the second quarter of 2001. Segment revenue from assets owned in both years was essentially flat as lower revenues from our pre-existing Transmix operations offset the fees we earned from becoming the operator of Plantation Pipe Line Company as well as higher revenues from both our Pacific operations and our North System. The decrease in transmix revenues was due to a 10-year marketing agreement, entered into with Duke Energy in the first quarter of 2001, which transformed our transmix operations into a purely fee-based enterprise. Our Pacific operations reported an increase in revenues of $6.0 million (9%) in the second quarter of 2001 compared with the second quarter of 2000, primarily due to 4% increases in both mainline delivery volumes and average tariff rates. Our North System reported an increase in revenues of $0.3 million (5%) in the second quarter of 2001 compared with the second quarter of 2000. The increase was due to a 21% increase in throughput volumes, primarily the result of transporting higher volumes in and around the Chicago area for Aux Sable Liquid Products. The segment's combined operating expenses totaled $34.4 million for both quarters. The operating expenses from our newly acquired businesses were offset by a decrease in transmix purchasing costs, as a result of the marketing agreement with Duke Energy. Segment operating income was $80.4 million and equity earnings, net of amortization of excess costs, were $6.3 million for the current quarter. During the second quarter of 2000, the segment reported operating income of $46.8 million and equity earnings, net of amortization, of $7.2 million. The $0.9 million decrease in equity earnings was mainly due to the absence of equity earnings from the Colton Transmix Processing Facility due to the fact that we acquired the remaining 50% interest in the facility on December 31, 2000, and since that date, we no longer account for this investment on an equity basis.

Natural Gas Pipelines

   Our Natural Gas Pipelines segment reported earnings of $32.0 million on revenues of $479.2 million during the second quarter of 2001. For the second quarter of 2000, the segment earned $26.5 million on revenues of $40.6 million. The quarter-to-quarter increases were primarily due to the inclusion of assets acquired from Kinder Morgan, Inc. on December 31, 2000. Effective on that date, we acquired:

   o   Kinder Morgan Texas Pipeline, L.P.;
   o   the Casper and Douglas Natural Gas Gathering and Processing Systems;
   o   a 50% interest in Coyote Gas Treating, LLC; and
   o   a 25% interest in Thunder Creek Gas Services, LLC.

   Combined, these assets produced earnings of $5.5 million on revenues of $436.8 million during the second quarter of 2001. The $438.6 million overall increase in segment revenues includes a $2.0 million increase in revenues earned by Kinder Morgan Interstate Gas Transmission LLC, primarily due to revenues attributable to fuel recoveries, partially driven by a reduction in fuel lost. Segment operating expenses totaled $442.5 million in the second quarter of 2001 and $11.5 million in the second quarter of 2000. The overall increase of $431.0 million in combined operating expenses includes $428.6 million of cost of sales and other expenses from the assets acquired in 2000 and a $2.3 million increase in expenses incurred by Kinder Morgan Interstate Gas Transmission LLC, primarily the result of higher fuel costs on purchased natural gas. Segment operating income was $26.8 million in the second quarter of 2001 versus $22.8 million in the second quarter of 2000. Earnings from equity investments, net of amortization, were $5.2 million for the second quarter of 2001 and $3.7 million for the same prior year period. The $1.5 million increase in equity earnings resulted from the inclusion of $0.8 million of net equity earnings from the segment's investments in Coyote and Thunder Creek and a $0.7 million increase in earnings from its 49% interest in the Red Cedar Gathering Company.

CO2 Pipelines

   Our CO2 Pipelines segment reported earnings of $23.8 million on revenues of $32.1 million in the second quarter of 2001. The segment earned $20.6 million on revenues of $24.6 million in the same period last year. The increase in second quarter earnings and revenues in 2001 over 2000 was primarily due to the inclusion of operating results from the working interests in oil and natural gas producing properties that we acquired from Devon Energy on June 1, 2000. The purchased properties, including an approximate 71% interest in the SACROC oil field, were also the main contributors to higher quarterly segment operating expenses. Total combined operating expenses for the segment totaled $9.3 million for the three months ended June 30, 2001 and $5.8 million for the same three months in 2000. Segment operating income was $16.5 million in the second quarter of 2001 versus $15.6 million in the second quarter of 2000. Earnings from equity investments, net of amortization of excess costs, were $7.5 million for the second quarter of 2001 and $4.3 million for the same year-ago period. The $3.2 million increase in net equity earnings resulted from the inclusion of $2.4 million of net equity earnings from the segment's 15% equity investment in MKM Partners, L.P. and a $0.8 million increase in equity earnings from its 50% interest in Cortez Pipeline Company.

Bulk Terminals

   Bulk Terminals reported earnings of $13.5 million on revenues of $53.1 million in the second quarter of 2001. These amounts compare to earnings of $10.4 million on revenues of $33.9 million in the second quarter of 2000. The increases reflect the results of the following business acquisitions that were made since the second quarter of last year:

   o  Delta Terminal Services, Inc.; and
   o  Pinney Dock & Transport Company.

   Together, these acquired terminal businesses generated earnings of $6.4 million on revenues of $15.4 million during the second quarter of 2001. The segment reported a $3.8 million increase in revenues from operations owned in the second quarter of both years. This increase resulted primarily from higher revenues earned from engineering services for project work overseas, and from an increase in bulk tonnage volumes. In addition, revenues at our Cora and Grand Rivers coal terminals increased $0.8 million (13%) in the second quarter of 2001 compared with the second quarter of 2000, mainly due to a 17% increase in transloaded coal volumes, partially offset by a 5% decrease in average coal transfer rates. Our Shipyard River Terminal generated an increase of $0.3 million to segment operating revenues in the second quarter of 2001. The increase was due to a 68% increase in Shipyard's tonnage volume, resulting from improvements made during 2000, including the acquisition of a second dock and the construction of additional covered storage and new connecting conveyor systems. Segment operating expenses totaled $32.3 million in the second quarter of 2001 compared with $20.3 million in the first quarter of 2000. The $12.0 million overall increase in combined segment operating expenses includes $7.3 million in expenses from our recently acquired Delta and Pinney Dock operations, and a $2.6 million increase in engineering operating expenses, related to the increase in services performed. Operating income for the segment was $15.4 million in the second quarter of 2001 versus $10.2 million for the same year-earlier period.

Liquids Terminals

   Our Liquids Terminals segment reported earnings of $16.9 million on revenues of $34.1 million for the quarter ended June 30, 2001. This segment consists of five liquid and chemical terminals that we acquired from GATX Corporation on January 1, 2001. Two of the terminals are located in the Houston, Texas area, and one each in New York, Chicago and Philadelphia. For the second quarter of 2001, the segment reported operating expenses of $9.2 million and operating income of $17.5 million.

Segment Operating Statistics

   Operating statistics for the second quarter of 2001 and 2000 are as follows:

                                                     Three Months Ended
                                                June 30, 2001     June 30, 2000
                                                -------------     -------------
Product Pipelines
   Delivery Volumes (MBbl)(1)                      197,973           192,926
Natural Gas Pipelines
   Transport Volumes (Bcf)(2)                        108.3             112.8
CO2 Pipelines
   Delivery Volumes (Bcf) (3)                         93.2              90.7
Bulk Terminals
   Transload Tonnage (Mtons)(4)                     12,399            10,116
Liquids Terminals
   Throughput Volumes (MBbl)(5)                    125,580           105,502
(1) Includes Pacific, Plantation, North System, CALNEV, Central Florida, Cypress and Heartland. 2000 information for CALNEV and Central Florida included for comparative purposes only.
(2)   Includes KMIGT and Trailblazer.
(3) Includes Cortez, Central Basin and Canyon Reef Carriers pipeline volumes. 2000 information for comparative purposes only.
(4) Includes Cora, Grand Rivers and Kinder Morgan Bulk Terminals aggregate terminals.
(5)   Includes five terminals in Houston, New Jersey, Chicago and
      Philadelphia.  2000 information for comparative purposes only.

Other

   Items not attributable to any segment include general and administrative expenses, interest income and expense and minority interest. General and administrative expenses totaled $18.0 million in the second quarter of 2001 compared with $15.4 million in the same period last year. The increase was principally associated with the businesses we acquired since June 30, 2000 and the administrative expenses incurred from assuming the operating duties of Plantation Pipe Line Company. Our total interest expense, net of interest income, was $45.3 million in the second quarter of 2001 compared with $21.8 million in the same year-earlier period. Although we reduced our outstanding debt significantly during the second quarter of 2001, the increase in quarter-to-quarter net interest expense was primarily due to the additional debt we issued related to the financing of the acquisitions that we have made since the end of the second quarter of 2000 and to the $134.7 million in third-party debt we assumed as part of the net assets acquired from GATX Corporation. Minority interest increased to $2.6 million for the second quarter of 2001 versus $2.1 million in the second quarter of 2000. The $0.5 million increase was mainly due to an increase in earnings attributable to the minority interest in Kinder Morgan Texas Pipeline, L.P. and its consolidated subsidiaries.

   We reported an increase in income tax expense of $1.4 million in the second quarter of 2001 compared to last year's second quarter. The increase was due to higher earnings attributable to Kinder Morgan Bulk Terminals, Inc.


Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

   Net income for the six months ended June 30, 2001 were $205.9 million ($1.60 per diluted unit) compared with net income of $131.4 million ($1.33 per diluted unit) in the first six months of 2000. For the second consecutive year, we realized a 56% increase in net income for the comparable January through June six-month periods. We reported total revenues of $1,764.4 million for the first half of 2001 versus $351.1 million for the first half of last year. The increases in revenues and earnings occurred across all five of our business segments, reflecting key acquisitions made since the second quarter of 2000 and continued strong demand for our transportation and terminal-related services. Our operating expenses for the six-month period ended June 30, 2001, were $1,345.7 million, and for the six-month period ended June 30, 2000, were $127.1 million. Operating income for the six months ended June 30, 2001, was $276.9 million, an increase of 94% compared with the $143.0 million in operating income reported in the year-earlier period. Equity earnings from investments, less amortization of excess costs, were $37.8 million in the first six months of 2001 versus $28.3 million in the first six months of 2000.

   The increases in overall revenues, expenses and net income in the first six months of 2001 compared to the first six months of 2000 primarily resulted from the inclusion of our Liquids Terminals segment, Central Florida Pipeline LLC, CALNEV Pipe Line LLC and additional refined product terminals, all of which were acquired from GATX Corporation in the first quarter of 2001. The 2001 results also include the operating results of Kinder Morgan Transmix Company, LLC, which we acquired in October 2000, Delta Terminal Services, Inc., which we acquired on December 1, 2000, the Natural Gas Pipeline assets we acquired from Kinder Morgan, Inc. on December 31, 2000, Pinney Dock & Transport Company, which we acquired on March 1, 2001 and Kinder Morgan CO2 Company, L.P. We acquired the remaining 80% ownership interest in Kinder Morgan CO2 Company, L.P. (formerly Shell CO2 Company, Ltd.) on April 1, 2000. Prior to that date, we owned a 20% equity interest in Kinder Morgan CO2 Company, L.P. and reported its results under the equity method of accounting. The results of Kinder Morgan CO2 Company, L.P. are included in our CO2 Pipelines segment.

Product Pipelines

   Product Pipelines reported earnings of $153.9 million on revenues of $327.9 million for the first six months of 2001. These amounts compare with earnings of $107.0 million on revenues of $180.8 million for the same period of 2000. Segment operating expenses totaled $138.2 million for the six months ended June 30, 2001, and $64.4 million for the six-month period ended June 30, 2000. The increases in revenues and operating expenses resulted primarily from the inclusion of the pipelines and terminals that we acquired from GATX during the first quarter of 2001, the inclusion of Kinder Morgan Transmix Company, LLC, which we acquired from Buckeye Refining Company, LLC in October 2000 and the operations of Plantation Pipe Line Company, which we assumed on December 21, 2000. Segment revenues attributable to these businesses totaled $136.5 million for the first half of 2001. Revenues from our Pacific operations totaled $140.1 million, an 8% increase from the $129.3 million reported in the same year-earlier period. The increase resulted from an over 4% increase in mainline delivery volumes accompanied by a 3% increase in average tariff rates. On our North System, half-year revenues totaled $17.4 million in 2001, a 7% increase from the $16.3 million reported in 2000. Higher deliveries to refineries and customers resulted in an 11% increase in throughput volumes, partially offset by a slight decrease (1%) in the six-month average tariff rates. Segment operating income was $147.4 million and equity earnings, net of amortization of excess costs, were $11.2 million for the six months ended June 30, 2001. Last year, the segment reported operating income of $89.5 million and equity earnings, net of amortization, of $13.0 million. The decrease in equity earnings was mainly due to the absence of equity earnings from the Colton Transmix Processing Facility during 2001. On December 31, 2000, we acquired the remaining 50% interest in the facility and since that date, we have included Colton's operational results in our consolidated financial statements. For the six-month periods in each of the years 2001 and 2000, equity earnings from our 51% interest in Plantation Pipe Line Company have remained constant at $11.0 million.

Natural Gas Pipelines

   Our Natural Gas Pipelines segment reported earnings of $90.6 million on revenues of $1,205.5 million in the first six months of 2001. For the same period last year, the segment earned $55.7 million on revenues of $80.7 million. The $1,124.8 million overall increase in period-to-period segment revenues included $1,104.0 million in revenues earned by Kinder Morgan Texas Pipeline, L.P. and by the segment's Casper and Douglas gas gathering and processing assets, both acquired on December 31, 2000. The overall increase in revenues also included a $22.4 million increase in revenues earned by Kinder Morgan Interstate Gas Transmission LLC, mainly due to higher fuel recovery revenues, partially driven by a reduction in fuel lost. Segment operating expenses totaled $1,104.6 million in the first six months of 2001 and $18.1 million in the first six months of 2000. The overall increase of $1,086.5 million resulted primarily from the inclusion of $1,070.6 million of expenses from the assets acquired in December 2000, including gas purchase costs of $995.2 million incurred by Kinder Morgan Texas Pipeline, L.P. The overall increase in expenses also included a $13.5 million increase in the gas purchase costs of Kinder Morgan Interstate Gas Transmission LLC and Trailblazer, primarily due to higher fuel recovery costs. Segment operating income was $80.2 million in the first six-month period of 2001 versus $48.2 million in the same period last year. Earnings from equity investments, net of amortization, were $10.4 million for the six months ended June 30, 2001 and $7.4 million for the same prior year period. The $3.0 million overall increase in equity earnings resulted from the inclusion of $1.6 million of net equity earnings from the segment's investments in Coyote and Thunder Creek and a $1.4 million increase in earnings from its 49% interest in the Red Cedar Gathering Company.

CO2 Pipelines

   Our CO2 Pipelines segment reported earnings of $47.2 million on revenues of $61.2 million in the first six months of 2001. The segment reported earnings of $24.2 million on revenues of $24.6 million in the same six-month period of 2000. The operating results for the first half of 2000 include three months of equity earnings from our original 20% interest in Kinder Morgan CO2 Company, L.P. Under the terms of the prior Kinder Morgan CO2 Company, L.P. partnership agreement, such earnings were limited to $3.6 million per quarter and results were reported under the equity method of accounting. After our acquisition of the remaining 80% interest in Kinder Morgan CO2 Company, L.P. on April 1, 2000, its financial results were included in our consolidated results and we reported its 50% interest in Cortez Pipeline Company under the equity method of accounting. For the first six months of 2001, CO2 Pipelines reported operating expenses of $17.8 million, operating income of $30.9 million and equity earnings, net of amortization of excess costs, of $16.2 million. For the same period last year, the segment reported operating expenses of $5.8 million, operating income of $15.5 million and equity earnings, net of amortization, of $7.9 million. The equity earnings realized in the first six months of 2001 included $10.9 million from the segment's equity interest in Cortez, and $5.3 million from its 15% interest in MKM Partners, L.P. For the first six months of 2000, the equity earnings included the $3.6 million for our first quarter interest in Kinder Morgan CO2 Company, L.P. and $4.3 million for our second quarter interest in Cortez.

Bulk Terminals

   Bulk Terminals reported earnings of $25.7 million on revenues of $101.7 million for the first six months of 2001. For the same six-month period of 2000, the segment earned $19.9 million on revenues of $65.1 million. The $36.6 million increase in period-to-period revenues included $26.5 million in revenues earned by Delta and Pinney Dock and a $5.7 million increase in engineering service revenues. Segment operating expenses totaled $62.9 million in the first half of 2001 compared with $38.8 million for the first half of 2000. The $24.1 million overall increase in combined segment operating expenses includes $13.4 million in expenses from Delta and Pinney Dock operations, and a $4.5 million increase in engineering expenses, driven by the increase in services performed. Operating income for the segment was $28.6 million in the first six months of 2001 and $19.6 million in the first six months of 2000.

Liquids Terminals

   Our Liquids Terminals segment reported earnings of $35.7 million on revenues of $68.0 million for the six months ended June 30, 2001. For the same period, the segment reported operating expenses of $22.1 million and operating income of $36.4 million.

Segment Operating Statistics

   Operating statistics for the first six months of 2001 and 2000 are as follows:

                                                     Six Months Ended
                                                June 30, 2001     June 30, 2000
                                                -------------     -------------
Product Pipelines
   Delivery Volumes (MBbl)(1)                      369,943           357,562
Natural Gas Pipelines
   Transport Volumes (Bcf)(2)                        217.4             220.6
CO2 Pipelines
   Delivery Volumes (Bcf)(3)                         191.9             185.0
Bulk Terminals
   Transload Tonnage (Mtons)(4)                     24,079            21,157
Liquids Terminals
   Throughput Volumes (MBbl)(5)                    233,823           208,265
(1) Includes Pacific, Plantation, North System, CALNEV, Central Florida, Cypress and Heartland. 2000 information for CALNEV and Central Florida included for comparative purposes only.
(2)   Includes KMIGT and Trailblazer.
(3) Includes Cortez, Central Basin and Canyon Reef Carriers pipeline volumes. 2000 information for comparative purposes only.
(4) Includes Cora, Grand Rivers and Kinder Morgan Bulk Terminals aggregate terminals.
(5)   Includes five terminals in Houston, New Jersey, Chicago and
      Philadelphia.  2000 information for comparative purposes only.

Other

   Items not attributable to any segment include general and administrative expenses, interest income and expense and minority interest. General and administrative expenses were $46.6 million in the six-month period ended June 30, 2001 and $29.7 million in the six-month period ended June 30, 2000. The increase was chiefly due to the businesses we acquired and the organizational changes we have made since June 30, 2000. We continue to manage aggressively our administrative expenses as we continue to benefit from growth across our portfolio of businesses. Our total interest expense, net of interest income, was $95.1 million in the first six months of 2001 compared with $41.9 million in the same year-earlier period. The increase was due to higher average debt balances and higher average borrowing rates. Minority interest amounted to $5.6 million for the six months ended June 30, 2001 and $3.8 million for the same period last year. The $1.8 million increase was mainly due to the $0.8 million minority interest in Kinder Morgan Texas Pipeline, L.P. and its consolidated subsidiaries and a $0.8 million increase in the 33 1/3% minority interest in Trailblazer Pipeline Company, as a result of higher earnings.


Financial Condition

      Our primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, expansion capital expenditures and quarterly distributions to our common unitholders, class B unitholders and general partner. In addition to utilizing cash generated from operations, we could meet our cash requirements through borrowings under our credit facilities or issuing short-term commercial paper, long-term notes or additional units. In general, we expect to fund:

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


   At June 30, 2001, our current commitments for capital expenditures were approximately $20.1 million. This amount has primarily been committed for the purchase of plant and equipment. We expect to fund these commitments through additional borrowings or the issuance of additional units. All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary.

Operating Activities

   Net cash provided by operating activities was $282.0 million for the six months ended June 30, 2001, versus $104.6 million in the comparable period of 2000. The $177.4 million increase in our period-to-period cash flows from operations was predominantly due to a $92.3 million improvement in cash earnings driven by the business acquisitions and capital investments we have made since the end of the second quarter of 2000. An increase of $47.7 million was due to tariff rate refund payments made in the second quarter of 2000. The payment of the rate refunds was made under settlement agreements between shippers and our Natural Gas Pipelines. Additionally, we generated $42.8 million from the net settlement of financial instruments during the first six months of 2001. These settlements relate to futures and options contracts, fixed-price swaps and basis swaps that are used as hedging mechanisms against price volatility associated with the sale, purchase and storage of natural gas, natural gas liquids, crude oil and carbon dioxide.

Investing Activities

   Net cash used in investing activities was $1,139.6 million for the six months ended June 30, 2001, compared to $616.2 million in the comparable 2000 period. The $523.4 million period-to-period increase in funds utilized in investing activities was mainly attributable to a $455.9 million increase in funds used for strategic acquisitions. Our outlays for the acquisition of new businesses during the first six months of 2001 totaled $1,028.4 million and included:

     o  $455.1 million for Kinder Morgan Liquids Terminals LLC;
     o  $352.1 million for CALNEV Pipe Line LLC;
     o  $168.2 million for Central Florida Pipeline LLC; and
     o  $41.5 million for Pinney Dock & Transport Company.

   In addition, funds employed for capital expenditures increased $56.6 million (to $109.2 million) during the 2001 period versus the comparable 2000 period. The increase was driven primarily by continued investment in our CO2 Pipelines (Kinder Morgan CO2 Company, L.P.), Natural Gas Pipelines and Bulk Terminals business segments. In the first quarter of 2000, Kinder Morgan CO2 Company, L.P. was accounted for under the equity method of accounting. All funds classified as additions to property, plant and equipment include both expansion and sustaining capital expenditures.

Financing Activities

   Net cash provided by financing activities amounted to $914.7 million for the six months ended June 30, 2001. The increase of $410.1 million from the comparable 2000 period was mainly the result of $996.9 million received as proceeds from our May 2001 offering of i-units to KMR. The overall period-to-period increase in funds provided by financing activities was offset by:

     o a $297.2 million decrease in funds provided from debt financing activities;
     o a $170.5 million decrease in proceeds received from the issuance of common units; and
     o  an $88.0 million increase in distributions to all partners.

   Overall debt financing activities, consisting of debt issuance and payments, provided $156.6 million during the first six months of 2001 versus $453.8 million during the same 2000 period. During the first quarter of 2001, we completed a public offering of $1.0 billion in principal amount of senior notes, resulting in a net cash inflow of approximately $990 million net of discounts and issuing costs. We primarily used the proceeds to purchase the pipeline and terminal businesses we acquired during the first half of 2001. We used the proceeds from the issuance of i-units to reduce the outstanding balance on our credit facilities and commercial paper borrowings. The decrease in proceeds received from the issuance of common units reflects the $171.2 million we received from our public offering of 4,500,000 common units in April 2000.

   Cash distributions to all partners increased to $214.7 million in the six-month period ended June 30, 2001, compared to $126.7 million in the corresponding 2000 period. No distributions of i-units were made during the six months ended June 30, 2001. The increase in cash distributions was due to:

     o  an increase in the per unit cash distributions paid;

     o  an increase in the number of units outstanding; and
     o an increase in the general partner incentive distributions, which resulted from increased cash distributions.

   We paid a distribution of $1.05 per unit in the second quarter of 2001 compared with a distribution of $0.775 per unit in the second quarter of 2000. The 35% increase in paid distributions per unit resulted from favorable operating results in 2001. On July 18, 2001, we declared a distribution of $1.05 per unit for the second quarter of 2001. We believe that future operating results will continue to support similar levels of quarterly cash distributions, however, no assurance can be given that future distributions will continue at such levels.

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

   Our general partner is granted discretion by our partnership agreement, which discretion has been delegated to KMR, subject to the approval of our general partner, to establish, maintain and adjust reserves for future operating expenses, debt service, maintenance capital expenditures, rate refunds and distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated. When KMR determines our quarterly distributions, KMR considers current and expected reserve needs along with current and expected cash flows to identify the appropriate sustainable distribution level.

   Available Cash is initially distributed 98% to our limited partners and 2% to our general partner. These distribution percentages are modified to provide for incentive distributions to be paid to our general partner in the event that quarterly distributions to unitholders exceed certain specified targets.

   Typically, our general partner and owners of our common units and class B units receive distributions in cash, while KMR, the sole owner of our i-units, receives distributions in additional i-units. For each outstanding i-unit, a fraction of an i-unit will be issued. The fraction is calculated by dividing the amount of cash being distributed per common unit by the average market price of a common unit over the ten consecutive trading days preceding the date on which the common units begin to trade ex-dividend under the rules of the principal exchange on which the common units are listed. The cash equivalent of distributions of i-units will be treated as if it had actually been distributed for purposes of determining the distributions to our general partner. We will not distribute the related cash but will retain the cash and use the cash in our business.

   Available Cash for each quarter is distributed;

o first, 98% to the owners of all classes of units pro rata and 2% to our general partner until the owners of all classes of units have received a total of $0.3025 per unit in cash or equivalent i-units for such quarter;
o second, 85% of any available cash then remaining to the owners of all classes of units pro rata and 15% to our general partner until the owners of all classes of units have received a total of $0.3575 per unit in cash or equivalent i-units for such quarter;
o third, 75% of any available cash then remaining to the owners of all classes of units pro rata and 25% to our general partner until the owners of all classes of units have received a total of $0.4675 per unit in cash or equivalent i-units for such quarter; and
o fourth, 50% of any available cash then remaining to the owners of all classes of units pro rata, to owners of common units and class B units in cash and to owners of i-units in the equivalent number of i-units, and 50% to our general partner.

   On July 18, 2001, our general partner approved a two-for-one unit split of our outstanding common units. The common unit split will entitle common unitholders to one additional unit for each unit held. The issuance and mailing of split units will occur on August 31, 2001 to unitholders of record on August 17, 2001. Our partnership agreement provides that when a split of our common units occurs, we will effect a unit split on our class B units and on our i-units to adjust proportionately the number of our class B units and our i-units. As a result of the unit split, the above dollar amounts will be reduced by one-half.

   Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner's incentive distribution that we declared for the second quarter of 2001 was $50.1 million, while the incentive distribution paid to our general partner was $41.0 million during the second quarter of 2001 and $21.9 million during the second quarter of 2000.

Information Regarding Forward-Looking Statements

   This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements, include:

   o price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, coal and other bulk materials and chemicals in the United States. Economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demand;
   o changes in our tariff rates implemented by the Federal Energy Regulatory Commission or the California Public Utilities Commission;
   o our ability to integrate any acquired operations into our existing operations;
   o any difficulties or delays experienced by railroads in delivering products to the bulk terminals;
   o our ability to successfully identify and close strategic acquisitions and make cost saving changes in operations;
   o shut-downs or cutbacks at major refineries, petrochemical or chemical plants, utilities, military bases or other businesses that use or supply our services;
   o changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies may adversely affect our business or our ability to compete;
   o indebtedness could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, place us at competitive disadvantages compared to our competitors that have less debt or have other adverse consequences;
   o interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots or other causes;
   o the condition of the capital markets and equity markets in the United States; and
   o the political and economic stability of the oil producing nations of the world.

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


Item 2.  Changes in Securities and Use of Proceeds.

   (a) and (b)

   In connection with the issuance of the i-units, our partnership agreement was amended to provide that we will not:

   o except in liquidation, make a distribution on an i-unit other than in additional i-units or a security that has in all material respects the same rights and privileges as the i-units;
   o make a distribution on a common unit or class B unit other than in cash, additional common units or class B units or a security that has in all material respects the same rights and privileges as the common units or class B units;
   o allow an owner of common units or Class B units to receive any consideration other than cash, common units or a security that has in all material respects the same rights and privileges as the common units or class B units, or allow KMR as the owner of the i-units to receive any consideration other than i-units or a security that has in all material respects the same rights and privileges as the i-units, in a:

      o merger in which we are not the survivor, if our unitholders immediately prior to the transaction own more than 50% of the common equity securities of the survivor immediately after the transaction;
      o  merger in which we are the survivor if our unitholders immediately prior to the transaction own more than 50% of our limited partner interests immediately after the transaction; or
      o  recapitalization, reorganization or similar transaction;

   o be a party to a merger, sell substantially all of our assets to another person, or enter into similar transactions, if:

      o the survivor of the merger or the other person is to be controlled by Kinder Morgan, Inc. or its affiliates after the transaction; and
      o  the transaction would be a mandatory purchase event;

   o  make a tender offer for our common units unless the consideration:

         o is exclusively cash; and
         o together with any cash payable in respect of any tender offer by us for the common units concluded within the preceding 360 days and the aggregate amount of any cash distributions to all owners of common units made within the preceding 360-day period is less than 12% of the aggregate average market value of all classes of our units determined on the trading day immediately preceding the commencement of the tender offer; or

   o  issue any of our i-units to any person other than KMR.

   In addition, our partnership agreement was amended to provide that we will adjust proportionately the number of i-units held by KMR through the payment to KMR of an i-unit distribution or by causing an i-unit subdivision, split or combination if various events occur, including:

   o  the payment of a common unit distribution on the common units; and
   o  a subdivision, split or combination of the common units.

   Our partnership agreement was also amended to provide that owners of i-units generally will vote together with the common units and class B units as a single class and sometimes will vote as a class separate from the holders of common units and class B units. The i-units will have the same voting rights as the common units and class B units voting together as a single class on the following matters:

   o  a sale or exchange of all or substantially all of our assets;
   o the election of a successor general partner in connection with the removal of the general partner;
   o  a dissolution or reconstitution of us;
   o  a merger of us; and
   o some amendments to our partnership agreement, including any amendment that would cause us to be treated as a corporation for income tax purposes.

   The i-units will vote separately as a class on the following:

   o Amendments to our partnership agreement that would have a material adverse effect on the holders of the i-units in relation to the other classes of units. This kind of an amendment requires the approval of two-thirds of the outstanding i-units other than the number of i-units corresponding to the number of shares owned by Kinder Morgan, Inc. and its affiliates.
   o The approval of the withdrawal of the general partner or the transfer to a non-affiliate of all of its interest as a general partner. These matters require the approval of a majority of the outstanding i-units other than the number of i-units corresponding to the number of shares owned by Kinder Morgan, Inc. and its affiliates.

   In all cases, i-units will be voted in proportion to the affirmative and negative votes, abstentions and non-votes of owners of KMR's shares.

   (c) During the quarter ended June 30, 2001, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.

   (d)  Not applicable.


Item 3.  Defaults Upon Senior Securities.

   None.


Item 4.  Submission of Matters to a Vote of Security Holders.

   None.


Item 5.  Other Information.

   None.


Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits


3.1 - Third Amended and Restated Agreement of Limited Partnership of Kinder Morgan Energy Partners, L.P.

4.1 - Form of certificate representing the i-units of Kinder Morgan Energy Partners, L.P. (included as an exhibit to the Third Amended and Restated Agreement of Limited Partnership filed as Exhibit 3.1 hereto).

4.2 - Registration Rights Agreement between Kinder Morgan Energy Partners, L.P. and Kinder Morgan, Inc.

4.3 - Certain instruments with respect to our long-term debt which relate to debt that does not exceed 10% of our total assets are omitted pursuant to
      Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. ss.229.601. We hereby agree to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.

10.1 Delegation of Control Agreement among Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan Energy Partners, L.P. and its operating partnerships.

      ---------------------

(b)   Reports on Form 8-K.

   Amendment No. 1 to the current report dated February 16, 2001 was filed on April 5, 2001. We filed the following documents as exhibits pursuant to Item 7:

   o our financial statements as of December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000;
   o Management's Discussion and Analysis of Financial Condition and Results of Operation for the periods covered by the above financial statements;
   o our unaudited Selected Financial Data for each of the five years ended December 31, 2000;
   o the Balance Sheet at December 31, 2000, of Kinder Morgan G.P., Inc., our general partner and a wholly-owned subsidiary of Kinder Morgan, Inc.;
   o the financial statements of the GATX Terminals Companies as of December
     31, 2000 and for the year then ended; and
   o our unaudited pro forma combined financial statements, derived from our and the GATX Terminals Companies' historical balance sheets and income statements, giving effect to our acquisition of the GATX Terminals Companies as of December 31, 2000 and for the year then ended.

   Amendment No. 2 to the current report dated January 20, 2000 was filed on April 5, 2001. Audited financial statements of the businesses acquired by us and our unaudited pro form condensed combined statement of income, giving effect to the acquisition of that portion of our Natural Gas Operations assets and our additional 33 1/3% interest in Trailblazer Pipeline Company acquired on December 31, 1999, was disclosed pursuant to Item 7.

   Report dated April 18, 2001, on Form 8-K was filed on May 2, 2001, pursuant to Items 5 and 7 of that form. We reported that we issued a press release on April 18, 2001, announcing that we had increased our unitholder distribution for the first quarter of 2001 to $1.05 (an annualized rate of $4.20) per unit payable on May 15, 2001 to unitholders of record as of April 30, 2001. We reported that the distribution for the first quarter of 2001 was 35% higher than the distribution paid for the first quarter of 2000, and 11% higher than the distribution paid for the fourth quarter of 2000. A copy of the press release was filed as an exhibit pursuant to Item 7.

   Amendment No. 3 to the current report dated January 20, 2000 was filed on April 27, 2001. Audited financial statements of the businesses acquired by us and our unaudited pro form condensed combined statement of income, giving effect to the acquisition of that portion of our Natural Gas Operations assets and our additional 33 1/3% interest in Trailblazer Pipeline Company acquired on December 31, 1999, was disclosed pursuant to Item 7.

   Amendment No. 2 to the current report dated February 16, 2001 was filed on April 27, 2001. We filed the following documents as exhibits pursuant to
Item 7:

   o our financial statements as of December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000;
   o Management's Discussion and Analysis of Financial Condition and Results of Operation for the periods covered by the above financial statements;
   o our unaudited Selected Financial Data for each of the five years ended December 31, 2000;

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

   Report dated May 2, 2001, on Form 8-K was filed on May 2, 2001, pursuant to Items 5 and 7 of that form. We reported that we plan to jointly develop the Sonoran Pipeline, subject to a successful open season and all other approvals. The Sonoran Pipeline will be a 1,160-mile, high-pressure interstate natural gas pipeline extending from the San Juan Basin in northern New Mexico to markets in California. The interstate pipeline will be evaluated and developed in two phases, which will be subject to the jurisdiction of the Federal Energy Regulatory Commission. The first phase, expected to be completed in the summer of 2003, will run from the San Juan Basin to the California border. The second phase will extend from the California border to the San Francisco Bay area. A copy of the press release was filed as an exhibit pursuant to Item 7.

   Report dated June 25, 2001, on Form 8-K was filed on June 26, 2001, pursuant to Item 9 of that form. We provided notice that on June 26, 2001, we along with Kinder Morgan, Inc., a subsidiary of which serves as our general partner, and Kinder Morgan Management, LLC, a subsidiary of our general partner that manages and controls our business and affairs, intended to discuss at the 11th Annual Nantucket Conference Sponsored by First Union Securities on June 26, 2001 at approximately 9:30 a.m. Eastern Time various strategic and financial issues relating to the business plans and objectives of ourselves, Kinder Morgan, Inc. and Kinder Morgan Management, LLC. Notice was also given that prior to the meeting, interested parties would be able to view the materials presented at the analyst meeting by visiting Kinder Morgan, Inc.'s website at: http://www. kindermorgan.com/investor_relations/presentations/kmi_first_union.pdf.

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


Date: August 3, 2001