Form 10-Q
period 2001-09-30
KINDER MORGAN ENERGY PARTNERS L P
filed 2001-11-14
CIK 888228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001


                         Commission File Number 1-11234

                       KINDER MORGAN ENERGY PARTNERS, L.P.

             (Exact name of registrant as specified in its charter)



                 Delaware                               76-0380342
     ----------------------------------     -----------------------------------
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     Number)


               500 Dallas St.
                Suite 1000
              Houston, Texas 77002
     ----------------------------------     -----------------------------------
       (Address of principal executive                   (Zip Code)
                   Offices)


                                  (713) 369-9000
             -------------------------------------------------------
              (Registrant's telephone number, including area code)




    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]


  The Registrant had 129,804,818 common units outstanding at November 5, 2001.

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                        Page No.
  PART I. FINANCIAL INFORMATION


   Item 1. - Financial Statements (Unaudited)

               Consolidated Statements of Income - Three and Nine
               Months Ended September 30, 2001 and 2000                    3

               Consolidated Balance Sheets - September 30, 2001 and
               December 31, 2000                                           4

               Consolidated Statements of Cash Flows - Nine Months
               Ended September 30, 2001 and 2000                           5

               Notes to Consolidated Financial Statements                  6


   Item 2. - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                29

   Item 3. - Quantitative and Qualitative Disclosures about
             Market Risk                                                  37



  PART II. OTHER INFORMATION

   Item 1. - Legal Proceedings                                           38

   Item 2. - Changes in Securities and Use of Proceeds                   38

   Item 3. - Defaults Upon Senior Securities                             38

   Item 4. - Submission of Matters to a Vote of Security Holders         38

   Item 5. - Other Information                                           38

   Item 6. - Exhibits and Reports on Form 8-K                            38

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Unit Amounts)
                                   (Unaudited)

                                                                       Three Months Ended                    Nine Months Ended
                                                                          September 30,                        September 30,
                                                                      2001            2000                 2001            2000
                                                                  --------------  -------------        --------------  -------------
Revenues
  Services                                                      $       572,167 $      154,130       $     2,108,637 $      449,698
  Product sales and other                                                66,377         48,445               294,307        103,993
                                                                  --------------  -------------        --------------  -------------
                                                                        638,544        202,575             2,402,944        553,691
                                                                  --------------  -------------        --------------  -------------
Costs and Expenses
  Operations and maintenance                                            422,022         80,914             1,767,714        207,968
  Depreciation, depletion and amortization                               36,701         20,951               102,724         59,700
  General and administrative                                             22,395         15,052                68,996         44,755
  Taxes, other than income taxes                                         12,534          5,832                41,671         18,405
                                                                  --------------  -------------        --------------  -------------
                                                                        493,652        122,749             1,981,105        330,828
                                                                  --------------  -------------        --------------  -------------

Operating Income                                                        144,892         79,826               421,839        222,863

Other Income (Expense)
  Earnings from equity investments                                       20,899         20,568                63,249         52,747
  Amortization of excess cost of equity investments                      (2,253)        (2,174)               (6,759)        (6,021)
  Interest, net                                                         (40,985)       (24,115)             (136,067)       (66,030)
  Other, net                                                                147          2,060                  (256)        13,803
Minority Interest                                                        (2,350)        (2,216)               (7,985)        (5,985)
                                                                  --------------  -------------        --------------  -------------

Income Before Income Taxes                                              120,350         73,949               334,021        211,377

Income Taxes                                                             (4,558)        (4,089)              (12,336)       (10,148)

                                                                  --------------  -------------        --------------  -------------
Net Income                                                      $       115,792 $       69,860       $       321,685 $      201,229
                                                                  ==============  =============        ==============  =============

General Partner's interest in Net Income                        $        54,824 $       26,985       $       147,052 $       76,245

Limited Partners' interest in Net Income                                 60,968         42,875               174,633        124,984

                                                                  --------------  -------------        --------------  -------------
Net Income                                                      $       115,792 $       69,860       $       321,685 $      201,229
                                                                  ==============  =============        ==============  =============

Basic and Diluted Limited Partners' Net Income per Unit         $          0.37 $         0.33       $          1.16 $         1.00
                                                                  ==============  =============        ==============  =============

Weighted Average Number of Units used in Computation of Limited Partners' Net Income per Unit
   Basic                                                                165,064        128,427               149,971        125,203

   Diluted                                                              165,277        128,515               150,177        125,276

Additional per Unit information
   Declared distribution                                        $          0.55 $         0.43       $          1.60 $         1.24
                                                                  ==============  =============        ==============  =============

 The accompanying notes are an integral part of these consolidated financial statements.



              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                            September 30, December 31,
                                               2001          2000
                                           ------------- -------------
ASSETS
Current Assets
   Cash and cash equivalents              $      84,332  $     59,319
   Accounts and notes receivable
     Trade                                      234,814       345,065
     Related parties                             29,865         3,384
   Inventories
     Products                                     2,384        24,137
     Materials and supplies                       5,964         4,972
   Gas imbalances                                11,539        26,878
   Gas in underground storage                    31,107        27,481
   Other current assets                          47,210        20,025
                                           ------------- -------------
                                                447,215       511,261
                                           ------------- -------------

Property, Plant and Equipment, net            4,751,526     3,306,305
Investments                                     441,495       417,045
Notes receivable
     Third party                                  7,373         9,101
     Related party                               17,100             -
Intangibles, net                                640,195       345,305
Deferred charges and other assets               342,184        36,193
                                           ------------- -------------
TOTAL ASSETS                              $   6,647,088  $  4,625,210
                                           ============= =============


LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts payable
     Trade                                $     132,705  $    293,268
     Related parties                             33,946         8,255
   Current portion of long-term debt            190,500       648,949
   Deferred revenues                              1,848        43,978
   Gas imbalances                                30,714        48,834
   Accrued other liabilities                    119,679        55,672
                                           ------------- -------------
                                                509,392     1,098,956
                                           ------------- -------------

Long-Term Liabilities and Deferred Credits
   Long-term debt                             2,472,371     1,255,453
   Deferred revenues                             21,703         1,503
   Other                                        410,139        94,062
                                           ------------- -------------
                                              2,904,213     1,351,018
                                           ------------- -------------

Commitments and Contingencies

Minority Interest                                64,678        58,169
                                           ------------- -------------
Partners' Capital
   Common Units                               1,912,224     1,957,357
   Class B Units                                126,574       125,961
   i-Units                                    1,008,132             -
   General Partner                               54,723        33,749
   Accumulated other comprehensive income        67,152             -
                                           ------------- -------------
                                              3,168,805     2,117,067
                                           ------------- -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL   $   6,647,088  $  4,625,210
                                           ============= =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)
                                                                       Nine Months Ended September 30,
                                                                           2001             2000
                                                                      ---------------  ---------------
Cash Flows From Operating Activities
Net income                                                          $        321,685 $        201,229
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and amortization                                            102,724           59,700
    Amortization of excess cost of equity investments                          6,759            6,021
    Earnings from equity investments                                         (63,249)         (52,747)
    Distributions from equity investments                                     50,837           36,055
    Changes in components of working capital                                 (59,768)         (10,715)
    Rate refunds settlement                                                        -          (47,901)
    Other, net                                                                45,445            1,185
                                                                      ---------------  ---------------
Net Cash Provided by Operating Activities                                    404,433          192,827
                                                                      ---------------  ---------------

Cash Flows From Investing Activities
    Acquisitions of assets                                                (1,453,174)        (573,394)
    Additions to property, plant and equipment                              (178,799)         (81,857)
    Sale of investments, property, plant and equipment, net of removal costs   8,193            8,211
    Contributions to equity investments                                       (2,658)            (412)
    Other                                                                     (6,442)             433
                                                                      ---------------  ---------------
Net Cash Used in Investing Activities                                     (1,632,880)        (647,019)
                                                                      ---------------  ---------------

Cash Flows From Financing Activities
    Issuance of debt                                                       3,736,734        1,430,286
    Payment of debt                                                       (3,128,186)        (946,307)
    Loans to related party                                                   (17,100)               -
    Debt issue costs                                                          (7,384)          (1,689)
    Proceeds from issuance of common units                                       925          171,410
    Proceeds from issuance of i-units                                        996,869                -
    Contributions from General Partner's minority interest                    11,716            7,434
    Distributions to partners
      Common Units                                                          (197,254)        (140,107)
      Class B Units                                                           (5,579)               -
      General Partner                                                       (126,068)         (64,263)
      Minority Interest                                                      (12,283)          (5,795)
    Other, net                                                                 1,070              727
                                                                      ---------------  ---------------
Net Cash Provided by Financing Activities                                  1,253,460          451,696
                                                                      ---------------  ---------------

Increase (Decrease) in Cash and Cash Equivalents                              25,013           (2,496)
Cash and Cash Equivalents, Beginning of Period                                59,319           40,052
                                                                      ---------------  ---------------
Cash and Cash Equivalents, End of Period                            $         84,332 $         37,556
                                                                      ===============  ===============

Noncash Investing and Financing Activities
 Assets acquired by the issuance of Common Units                    $              - $         23,319
 Assets acquired by the assumption of liabilities                            257,304           41,342

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

   We compute Basic Limited Partners' Net Income per Unit by dividing the limited partners' interest in net income by the weighted average number of units outstanding during the period. Diluted Limited Partners' Net Income per Unit reflects the potential dilution, by application of the treasury stock method, that could occur if options to issue units were exercised, which would result in the issuance of additional units that would then share in our net income.

   On July 18, 2001, we announced a change in the organization of our business segments, effective in the third quarter of 2001. Prior to the third quarter of 2001, we reported Bulk Terminals and Liquid Terminals as separate business segments. As a result of combining our Bulk Terminals and Liquids Terminals businesses under one management team beginning with the third quarter of 2001, we are reporting the combined Bulk Terminals and Liquids Terminals segments as our Terminals segment. For more information on our reportable business segments, see Note 10.


2.  Acquisitions and Joint Ventures

   During the first nine months of 2001, we completed the following significant acquisitions. Each of the acquisitions was accounted for under the purchase method of accounting and the assets and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The results of operations from these acquisitions are included in the consolidated financial statements from the date of acquisition.

   Products Pipelines

   Central Florida Pipeline LLC

   Effective January 1, 2001, we acquired Central Florida Pipeline LLC (formerly Central Florida Pipeline Company) from an affiliate of GATX Corporation. Central Florida Pipeline LLC consists of a 195-mile pipeline transporting refined petroleum products from Tampa to the growing Orlando, Florida market. Our purchase price was approximately $212.5 million, consisting of $168.2 million in cash, $40 million in assumed debt and $4.3 million in assumed liabilities.

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
                                                                  ===========
   CALNEV Pipe Line LLC

   Effective March 30, 2001, we acquired CALNEV Pipe Line LLC (formerly CALNEV Pipe Line Company) from an affiliate of GATX Corporation. CALNEV Pipe Line LLC consists of a 550-mile refined petroleum products pipeline originating in Colton, California and extending into the growing Las Vegas, Nevada market. The pipeline interconnects in Colton with our Pacific Operations' West Line pipeline segment. Our purchase price was approximately $370.2 million, consisting of $352.1 million in cash, $6.8 million in assumed debt and $11.3 million in assumed liabilities.

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
                                                                  ===========

   Cochin Pipeline

   On June 20, 2001, we acquired an additional 2.3% ownership interest in the Cochin Pipeline System from Shell Canada Limited for approximately $8.0 million. We now own approximately 34.8% of the Cochin Pipeline System and the remaining interests are owned by subsidiaries of BP Amoco, Conoco and NOVA Chemicals. We record our proportional share of joint venture revenues and expenses and cost of joint venture assets as part of our Products Pipelines business segment. We allocated our purchase price for the additional interest to property, plant and equipment.

   Natural Gas Pipelines

   K M Texas Pipeline, L.P.

   Effective July 18, 2001, we acquired, from an affiliate of Occidental Petroleum Corporation, K M Texas Pipeline, L.P., a partnership that owns a natural gas pipeline system in the State of Texas. Prior to our acquisition of K M Texas Pipeline, L.P., these assets were leased and operated by Kinder Morgan Texas Pipeline, L.P., a business unit included in our Natural Gas Pipelines business segment. The acquisition included 2,600 miles of pipeline that primarily transports natural gas from south Texas and the Texas Gulf Coast to the greater Houston/Beaumont area. In addition, we signed a five-year agreement to supply approximately 90 billion cubic feet of natural gas to chemical facilities owned by Occidental affiliates in the Houston area. Our purchase price was $326.1 million and the entire cost was allocated to property, plant and equipment.

                   Purchase price:
                        Cash paid, including transaction costs    $   359,059
                        Release SFAS No. 13 deferred  credit
                          previously held                             (32,918)
                                                                  ------------
                        Total purchase price                      $   326,141
                                                                  ============
                   Allocation of purchase price:
                        Property, plant and equipment             $   326,141
                                                                  ============

   Note: These assets were previously leased from a third party under an operating lease. The released Statement of Financial Accounting Standards No. 13, "Accounting for Leases" deferred credit relates to a deferred credit accumulated to spread non-straight line operating lease rentals over the period expected to benefit from those rentals.

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
                                                                  ===========

   Kinder Morgan Liquids Terminals LLC

   Effective January 1, 2001, we acquired Kinder Morgan Liquids Terminals LLC (formerly GATX Terminals Corporation) from GATX Corporation. Acquired assets included 12 terminals, located across the United States, which store approximately 35.6 million barrels of refined petroleum products and chemicals. Five of the terminals are included in our Terminals business segment, and the remaining assets are included in our Products Pipelines business segment. Our purchase price was $648.9 million, consisting of $455.1 million in cash, $87.9 million in assumed debt and $105.9 million in assumed liabilities.

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
                                                                  ===========

   Vopak

   Effective July 10, 2001, we acquired certain bulk terminal businesses, which were converted or merged into six single-member limited liability companies, from Koninklijke Vopak N.V. (Royal Vopak) of The Netherlands. Acquired assets included four bulk terminals. Two of the terminals are located in Tampa, Florida and the other two are located in Fernandina Beach, Florida and Chesapeake, Virginia. Our purchase price was $44.3 million, consisting of $43.6 million in cash and $0.7 million in assumed liabilities.

   Our purchase price and the allocation to assets acquired and liabilities assumed was as follows (in thousands):


                   Purchase price:
                        Cash paid, including transaction costs    $    43,622
                        Liabilities assumed                               700
                                                                  -----------
                        Total purchase price                      $    44,322
                                                                  ===========
                   Allocation of purchase price:
                        Property, plant and equipment             $    44,322
                                                                  ===========

   The Boswell Oil Company

   Effective August 31, 2001, we acquired three terminals from The Boswell Oil Company. The terminals are located in Cincinnati, Ohio, Pittsburgh, Pennsylvania and Vicksburg, Mississippi. The Cincinnati and Pittsburgh terminals handle both liquids and dry-bulk materials. The Vicksburg terminal is a break-bulk facility, primarily handling paper and steel products. As of September 30, 2001, we have paid $18.1 million for these terminals. Our final purchase price and allocation to assets will depend on post-closing adjustments, which will occur by August 31, 2002. At September 30, 2001, we have allocated our purchase price entirely to property, plant and equipment.

   Pro Forma Information

   The following summarized unaudited Pro Forma Consolidated Income Statement information for the nine months ended September 30, 2001 and 2000, assumes all of the acquisitions we have made since January 1, 2000, including the ones above, had occurred as of January 1, 2000. We have prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed these acquisitions as of January 1, 2000 or the results that will be attained in the future. Amounts presented below are in thousands, except for the per unit amounts:

                                                        Pro Forma
                                                     Nine Months Ended
                                         September 30, 2001  September 30, 2000
                                         ------------------  ------------------
     Consolidated Income Statement                    (Unaudited)
Revenues                                     $ 2,440,768       $ 2,435,311
Operating Income                                 441,882           390,863
Net Income                                       355,355           345,710
Basic Limited Partners' Net
  Income per unit                            $      1.16       $      1.21
Diluted Limited Partners'
  Net Income per unit                        $      1.16       $      1.21

   Other

   On October 16, 2001, we signed a $70 million (which includes $25 million of assumed debt in the form of industrial revenue bonds) definitive sale and purchase agreement with Stolthaven Perth Amboy Inc., Stolthaven Chicago Inc. and Stolt-Nielsen Transportation Group, Ltd. to acquire certain liquids terminals in Chicago, Illinois and Perth Amboy, New Jersey. The Chicago terminal handles a wide variety of liquid chemicals with a working capacity in excess of 0.7 million barrels. The Perth Amboy facility provides liquid chemical and petroleum storage and handling, as well as dry-bulk handling of salt and aggregates, with liquid capacity exceeding 2.3 million barrels. We have closed on the Perth Amboy, New Jersey portion of this transaction and we expect to close on the Chicago, Illinois portion of this transaction in the fourth quarter of 2001.

   On October 23, 2001, we purchased for $5 million from International Raw Materials, LTD, its rights and obligations under a use agreement with the Port of Longview, Washington, for the exclusive use of the port's bulk-material handling facility. In addition to the $5 million purchase price, we agreed to pay up to $2 million in incentive payments if certain volume requirements at the facility are achieved over the next three years. We expect to handle approximately 0.45 million tons annually of soda ash, bentonite clay and various grain products at this facility.


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

   On July 6, 2001, ARCO, Chevron, Mobil, Navajo, RHC and Texaco filed a joint motion asking the FERC to expedite its action on their requests for rehearing, correction and clarification of Opinion No. 435-A and on SFPP's compliance filing and related protests. On July 30, 2001, the Court of Appeals issued an order denying ARCO's motion without prejudice and directing the FERC to advise the Court in its next status report as to when the FERC expects to take final action with respect to the proceedings on rehearing. On August 2, 2001, the FERC filed a status report advising the Court that it intended to present the pending requests for rehearing of Opinion No. 435-A for consideration at the FERC's meeting scheduled for September 12, 2001.

   On September 13, 2001, the FERC issued Opinion No. 435-B ("Opinion on Rehearing and Directing Revised Compliance Filing"), which ruled on pending requests for rehearing and comments on SFPP's compliance filing implementing Opinion No. 435-A. Based on those rulings, the FERC directed SFPP to submit a revised compliance filing, including revised tariffs and revised estimates of reparations and refunds, by November 12, 2001.

   Opinion No. 435-B denied SFPP's requests for rehearing, which involved the capital structure to be used in computing starting rate base, SFPP's ability to recover litigation and settlement costs incurred in connection with the Navajo and El Paso civil litigation and the need for provision for regulatory costs in prospective rates. The decision also made modifications to the Commission's prior rulings on several other issues. In particular, Opinion No. 435-B reversed Opinion No. 435-A's ruling that Navajo was the sole party entitled to reparations, holding instead that Chevron, RHC, Tosco and Mobil are also eligible to recover reparations for East Line shipments. However, Opinion No. 435-B held that Ultramar is not eligible for reparations in the proceedings in which Opinions No. 435, 435-A and 435-B were issued.

   The decision also changed prior FERC rulings permitting SFPP to apply certain litigation, environmental and pipeline rehabilitation costs that were not recovered through the prescribed rates to offset overearnings (and potential reparations) and to recover any such costs that remained by means of a surcharge to shippers. In Opinion No. 435-B, the FERC required SFPP to pay reparations to each complainant without any offset for unrecovered costs. It went on to require that SFPP subtract from the total 1995-1998 supplemental costs allowed under Opinion No. 435-A any overearnings that are not paid out as reparations, and allowed SFPP to recover any remaining costs from shippers by means of a five-year surcharge beginning on August 1, 2000. Opinion No. 435-B also ruled that SFPP would only be permitted to recover certain regulatory litigation costs through the surcharge and that the surcharge could not recover environmental or pipeline rehabilitation costs.

   Opinion No. 435-B granted requests for late intervention as to the compliance filing review by Texaco, ARCO, Ultramar and Tosco; in addition, Navajo had made a timely intervention. On review, the FERC directed SFPP to make several changes in its revised compliance filing, including requiring SFPP to:

   o use a remaining useful life of 16.8 years in amortizing its starting rate base, instead of the 20.6 year period previously used;
   o remove the starting rate base component from its base rates as of August 1, 2001;
   o amortize its accumulated deferred income tax balance beginning in 1992, rather than 1988;
   o list the corporate unitholders that were the basis for the income tax allowance claimed in its compliance filing and certify that those companies are not Subchapter S corporations; and
   o "clearly exclude" civil litigation costs from its compliance filing and explain how it has limited litigation costs to FERC-related expenses and assigned them to appropriate periods in making reparations calculations.

   On October 15, 2001, Chevron and RHC filed petitions for rehearing of Opinion No. 435-B. Chevron's petition asks the FERC to clarify:

   o  the period for which Chevron is entitled to reparations; and
   o whether East Line shippers that have received the benefit of Commission-prescribed rates for 1994 and subsequent years must show that there has been a substantial divergence between the cost of service and the change in the Commission's rate index in order to have standing to challenge SFPP rates for those years in pending or subsequent proceedings.

   RHC's petition contends that Opinion No. 435-B erred, and should be modified on rehearing, to the extent it:

   o suggests that a "substantial divergence" standard applies to complaint proceedings, subsequent to those that led to Opinion No. 435-B, challenging the total level of SFPP's East Line rates;
   o requires a substantial divergence to be shown between SFPP's cost of service and the change in the FERC oil pipeline index in such subsequent complaint proceedings, rather than a substantial divergence between the cost of service and SFPP's revenues; and
   o permits SFPP to recover 1993 rate case litigation expenses through a surcharge mechanism.

   ARCO, Ultramar and SFPP have filed petitions seeking judicial review of Opinion No. 435-B (and in SFPP's case, Opinion Nos. 435 and 435-A) in the U.S. Court of Appeals for the District of Columbia Circuit. The Court has consolidated the Ultramar and SFPP petitions with the consolidated cases that had been held in abeyance and has ordered that the consolidated cases be returned to its active docket. On October 24, 2001, the FERC filed a motion asking the court to consolidate ARCO's petition for review of Opinion No. 435-B as well and to hold the consolidated cases in abeyance pending FERC action on the Chevron and RHC petitions for rehearing.

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

   A hearing in this new proceeding commenced in October 2001. An initial decision by the administrative law judge is expected in the first half of 2002.

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

   In June 2001, ARCO and others protested SFPP's adjustment to its interstate rates in compliance with the Commission's indexing regulations. Following submissions by the protestants and SFPP, the Commission issued an order in September 2001 dismissing the protests and finding that SFPP had complied with the Commission's indexing regulations.

   CALNEV Pipe Line LLC

   We acquired CALNEV Pipe Line LLC in March 2001. CALNEV provides interstate and intrastate transportation from an interconnection with SFPP at Colton, California to destinations in and around Las Vegas, Nevada. On June 1, 2001, CALNEV filed to adjust its interstate rates upward pursuant to the FERC's indexing regulations. ARCO, Exxon Mobil, Ultramar Diamond Shamrock and Ultramar, Inc. protested this adjustment. On June 29, 2001, the FERC accepted and suspended the rate adjustment and permitted it to go into effect subject to refund. The FERC withheld ruling on the protests pending submission by CALNEV of its FERC Form No. 6 annual report and responses from the protestants to data contained therein. In September 2001, following submission by CALNEV of its Form No. 6 annual report and further submissions by ARCO and CALNEV, the Commission dismissed the protests, finding that CALNEV's rate adjustment comported with the Commission's indexing regulations.

   In August 2001, ARCO filed a complaint against CALNEV's interstate rates alleging that they were unjust and unreasonable. In an October 15, 2001 order, the Commission set this claim for investigation and hearing. The matter has, however, first been referred to a settlement judge.

   We are not able to predict with certainty the final outcome of this FERC proceeding, should it be carried through to its conclusion, or whether we can reach a settlement with the complainant. Although it is possible that current or future proceedings could be resolved in a manner adverse to us, we believe that the resolution of such matters will not have a material adverse effect on our business, financial position or results of operations.

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

   The rehearing complaint was heard by the CPUC in October 2000 and the April 2000 complaint and SFPP's market-based application were heard by the CPUC in February 2001. All three matters stand submitted as of April 13, 2001, and a decision addressing the submitted matters is expected at any time.

   We believe that the resolution of such matters will not have a material adverse effect on our business, financial position or results of operations.

   Southern Pacific Transportation Company Easements

   SFPP and Southern Pacific Transportation Company are engaged in a judicial reference proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by SPTC should be adjusted pursuant to existing contractual arrangements (Southern Pacific Transportation Company vs. Santa Fe Pacific Corporation, SFP Properties, Inc., Santa Fe Pacific Pipelines, Inc., SFPP, L.P., et al., Superior Court of the State of California for the County of San Francisco, filed August 31, 1994). Although SFPP received a favorable ruling from the trial court in May 1997, in September 1999, the California Court of Appeals remanded the case back to the trial court for further proceeding. SFPP is accruing amounts for payment of the rental for the subject rights-of-way consistent with our expectations of the ultimate outcome of the proceeding. We expect this matter to go to trial during the first quarter of 2002.



   FERC Order 637

   Kinder Morgan Interstate Gas Transmission LLC

   On June 15, 2000, Kinder Morgan Interstate Gas Transmission LLC made its filing to comply with FERC's Orders 637 and 637-A. That filing contained KMIGT's compliance plan to implement the changes required by FERC dealing with the way business is conducted on interstate pipelines. All interstate pipelines were required to make such compliance filings, according to a schedule established by FERC. From October 2000 through June 2001, KMIGT held a series of technical and phone conferences to identify issues, obtain input, and modify its Order 637 compliance plan, based on comments received from FERC Staff and other interested parties and shippers. On June 19, 2001, KMIGT received a letter from FERC encouraging it to file revised pro-forma tariff sheets, which reflected the latest discussions and input from parties into its Order 637 compliance plan. KMIGT made such a revised Order 637 compliance filing on July 13, 2001. The July 13 filing contained little substantive change from the original pro-forma tariff sheets that KMIGT originally proposed on June 15, 2000. Although an official order has not been received, as of October 18, 2001, KMIGT has received a draft order from FERC, addressing its July 13, 2001 Order 637 compliance plan. In this draft order addressing the July 13, 2001 compliance plan, KMIGT has been directed to make several changes to its compliance plan and tariff in order to implement Order 637 on its system. KMIGT is currently reviewing the changes that have been ordered and expects to request a rehearing and/or clarification of certain of the changes. KMIGT expects to file its request for rehearing/clarification of the order by approximately November 15, 2001. KMIGT also expects to make a revised Order 637 compliance filing, incorporating some of the ordered changes into its tariff, by approximately November 15, 2001. At this time, it is unknown when this proceeding will be finally resolved. KMIGT has been directed that any further compliance with Order 637 must be acted upon and approved by FERC before any tariff changes will be placed into effect. KMIGT currently expects that it may not have a fully compliant Order 637 tariff approved and in effect until sometime in the first or second quarter of 2002. The full impact of implementation of Order 637 on the KMIGT system is under evaluation. We believe that these matters will not have a material adverse effect on our business, financial position or results of operations.

   Separately, numerous petitioners, including KMIGT, have filed appeals of Order 637 in the D.C. Circuit, potentially raising a wide array of issues related to Order 637 compliance. Initial briefs were filed on April 6, 2001, addressing issues contested by industry participants. Oral argument on the appeals is set for November 2001.

   Trailblazer Pipeline Company

   On August 15, 2000, Trailblazer Pipeline Company made a filing to comply with FERC's Order Nos. 637 and 637-A. Trailblazer's compliance filing reflected changes in:

   o  segmentation;
   o  scheduling for capacity release transactions;
   o  receipt and delivery point rights;
   o  treatment of system imbalances;
   o  operational flow orders;
   o  penalty revenue crediting; and
   o  right of first refusal language.


   On October 15, 2001, FERC issued its order on Trailblazer's Order No. 637 compliance filing. FERC approved Trailblazer's proposed language regarding operational flow orders and the right of first refusal, but is requiring Trailblazer to make changes to its tariff related to the other issues listed above. Trailblazer is required to make a filing in compliance with the order by November 14, 2001. Most of the tariff provisions will have an effective date of January 1, 2002, with the exception of language related to scheduling and segmentation, which will become effective at a future date dependent on when KMIGT's Order No. 637 provisions go into effect. Trailblazer has the ability to request rehearing of the October 15, 2001 order and is currently evaluating its options. Trailblazer anticipates no adverse impact on its business as a result of the implementation of Order No. 637.





   Standards of Conduct Rulemaking

   On September 27, 2001, FERC issued a Notice of Proposed Rulemaking in Docket No. RM01-10 in which it proposed new rules governing the interaction between an interstate gas pipeline and its affiliates. If adopted as proposed, the Notice of Proposed Rulemaking could be read to limit communications between KMIGT and its affiliates, and Trailblazer and its affiliates. In addition, the Notice could be read to require separate staffing of KMIGT and its affiliates, and Trailblazer and its affiliates. Comments on the Notice of Proposed Rulemaking are due December 20, 2001. We believe that these matters will not have a material adverse effect on our business, financial position or results of operations.

   Carbon Dioxide Litigation

   Kinder Morgan CO2Company, L.P. directly or indirectly through its ownership interest in the Cortez Pipeline Company, along with other entities, is a defendant in several actions in which the plaintiffs allege that the defendants undervalued carbon dioxide produced from the McElmo Dome field and overcharged for transportation costs, thereby allegedly underpaying royalties and severance tax payments. The plaintiffs are comprised of royalty, overriding royalty and small share working interest owners who claim that they were underpaid by the defendants. These cases are: CO2 Claims Coalition, LLC v. Shell Oil Co., et al., No. 96-Z-2451 (U.S.D.C. Colo.); Rutter & Wilbanks et al. v. Shell Oil Co., et al., No. 00-Z-1854 (U.S.D.C. Colo.); Watson v. Shell Oil Co., et al., No. 00-Z-1855 (U.S.D.C. Colo.); Ainsworth et al. v. Shell Oil Co., et al., No. 00-Z-1856 (U.S.D.C. Colo.); United States ex rel. Crowley v. Shell Oil Company, et al., No. 00-Z-1220 (U.S.D.C. Colo.); Ptasynski et al. v. Shell Western E&P Inc., et al.,No. 99-11049 (U.S. Ct. App. 5th Cir.); Shell Western E&P Inc. v. Bailey, et al., No 98-28630 (215th Dist. Ct. Harris County, Tex.); Shores, et al. v. Mobil
Oil Corporation, et al., No. GC-99-01184 (Texas Probate Court, Denton
County); First State Bank of Denton v. Mobil Oil Corporation, et al., No. PR-8552-01 (Texas Probate Court, Denton County); and Celeste C. Grynberg v. Shell Oil Company, et al., No. 98-CV-43 (Colo. Dist. Ct. Montezuma County).

   RSM Production Company et al. v. Kinder Morgan Energy Partners, L.P. et al.

   Cause No. 4519, in the District Court, Zapata County Texas, 49th Judicial District. On October 15, 2001, Kinder Morgan Energy Partners, L.P. was served with the First Supplemental Petition filed by RSM Production Corporation on behalf of the County of Zapata, State of Texas and Zapata County Independent School District as plaintiffs. Kinder Morgan Energy Partners, L.P. was sued in addition to 15 other defendants, including two other Kinder Morgan affiliates. The Petition alleges that these taxing units relied on the reported volume and analyzed heating content of natural gas produced from the wells located within the appropriate taxing jurisdiction in order to properly assess the value of mineral interests in place. The suit further alleges that the defendants undermeasured the volume and heating content of that natural gas produced from privately owned wells in Zapata County, Texas. The Petition further alleges that the County and School District were deprived of ad valorem tax revenues as a result of the alleged undermeasurement of the gas by the defendants. Defendants have sought an extension of time to answer, and have not yet responded to the Petition. There are no further pretrial proceedings at this time.

   Quinque Operating Company, et al. v. Gas Pipelines, et al.

   Cause No. 99-1390-CM, United States District Court for the District of Kansas. This action was originally filed in Kansas state court in Stevens County, Kansas as a class action against approximately 245 pipeline companies and their affiliates, including certain Kinder Morgan entities. The plaintiffs in the case seek to have the Court certify the case as a class action. The plaintiffs are natural gas producers and fee royalty owners who allege that they have been subject to systematic mismeasurement of natural gas by the defendants for more than 25 years. Among other things, the plaintiffs allege a conspiracy among the pipeline industry to under-measure gas and have asserted joint and several liability against the defendants. Subsequently, one of the defendants removed the action to Kansas Federal District Court. Thereafter, we filed a motion with the Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the Grynberg False Claim Act, styled as United States of America, ex rel., Jack J. Grynberg v. K N Energy, Civil Action No. 97-D-1233, filed in the United States District Court, District of Colorado, because of common factual questions. On April 10, 2000, the Multidistrict Litigation Panel ordered that this case be consolidated with the Grynberg federal False Claims Act cases. On January 12, 2001, the Federal District Court of Wyoming issued an oral ruling remanding the case back to the State Court in Stevens County, Kansas. A case management conference recently occurred in State Court in Stevens County, and a briefing schedule was established for preliminary matters. Personal jurisdiction discovery has commenced. Merits discovery has not commenced.

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

   We are currently involved in the following governmental proceedings related to compliance with environmental regulations associated with our assets:

   o one cleanup ordered by the United States Environmental Protection Agency related to ground water contamination in the vicinity of SFPP's storage facilities and truck loading terminal at Sparks, Nevada;
   o several ground water hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board and two other state agencies; and
   o groundwater and soil remediation efforts under administrative orders issued by various regulatory agencies on those assets purchased from GATX Corporation, comprising Kinder Morgan Liquids Terminals LLC, CALNEV Pipe Line LLC and Central Florida Pipeline LLC.

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

   On October 2, 2001, the jury rendered a verdict in the case of Walter Chandler v. Plantation Pipe Line Company. The jury awarded the plaintiffs a total of $43.8 million. The verdict was divided with the following award of damages:

   o $0.3 million compensatory damages for property damage to the Evelyn Chandler Trust;
   o  $5 million compensatory damages to Walter (Buster) Chandler;
   o  $1.5 million compensatory damages to Clay Chandler; and
   o  $37 million punitive damages.

   Plantation has filed post judgment motions and appeal of the verdict. The appeal of this case will be directly heard by the Alabama Supreme Court. It is anticipated that a decision by the Alabama Supreme Court will be received within the next twelve to eighteen months.

   This case was filed in April 1997 by the landowner (Evelyn Chandler Trust) and two residents of the property (Buster Chandler and his son, Clay Chandler). The suit was filed against Chevron, Plantation and two individuals. The two individuals were later dismissed from the suit. Chevron settled with the plaintiffs in December 2000. The property and residences are directly across the street from the location of a former Chevron products terminal. The Plantation pipeline system traverses the Chevron terminal property. The suit alleges that gasoline released from the terminal and pipeline contaminated the groundwater under the plaintiffs' property. A current remediation effort is taking place between Chevron, Plantation and Alabama Department of Environmental Management.

   Although no assurance can be given, we believe that the ultimate resolution of all these environmental matters set forth in this note will not have a material adverse effect on our business, financial position or results of operations. We have recorded a total reserve for environmental claims in the amount of $74.5 million at September 30, 2001.

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


4.  Two-for-One Common Unit Split

   On July 18, 2001, the delegate of our general partner approved a two-for-one unit split of our outstanding common units representing limited partner interests. The common unit split entitled common unitholders to one additional common unit for each common unit held. Our partnership agreement provides that when a split of our common units occurs, a unit split on our class B units and our i-units will be effected to adjust proportionately the number of our class B units and i-units. The issuance and mailing of split units occurred on August 31, 2001 to unitholders of record on August 17, 2001. All references to the number of units and per unit amounts in our consolidated financial statements and related notes have been restated to reflect the effect of the split for all periods presented.


5.  Distributions

   On August 14, 2001, we paid a cash distribution for the quarterly period ended June 30, 2001, of $0.525 per unit to our common unitholders and to our class B unitholders. Kinder Morgan Management, LLC, our sole i-unitholder, received additional i-units based on the $0.525 cash distribution per common unit. The distributions were declared on July 18, 2001, payable to unitholders of record as of July 31, 2001.

      On October 17, 2001, we declared a cash distribution for the quarterly period ended September 30, 2001, of $0.55 per unit. The distribution will be paid on or before November 14, 2001, to unitholders of record as of October 31, 2001. Our common unitholders and class B unitholders will receive cash. Our sole i-unitholder will receive a distribution in the form of additional i-units based on the $0.55 distribution per common unit. The number of i-units distributed will be 444,961. For each outstanding i-unit that Kinder Morgan Management, LLC holds, a fraction of an i-unit will be issued. The fraction is determined by dividing:

   o $0.55, the cash amount distributed per common unit by
   o $37.319, the average of Kinder Morgan Management's limited liability shares' closing market prices from October 15-26, 2001, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.


6.  Debt

   Our debt facilities as of September 30, 2001, consist primarily of:

   o  a $600 million unsecured 364-day credit facility due October 25, 2001;
   o a $300 million unsecured five-year credit facility due September 29, 2004;
   o  $200 million of 8.00% Senior Notes due March 15, 2005;
   o  $250 million of 6.30% Senior Notes due February 1, 2009;
   o  $250 million of 7.50% Senior Notes due November 1, 2010;
   o  $700 million of 6.75% Senior Notes due March 15, 2011;
   o  $300 million of 7.40% Senior Notes due March 15, 2031;
   o  $200 million of Floating Rate Senior Notes due March 22, 2002;
   o $119 million of Series F First Mortgage Notes (our subsidiary, SFPP, is the obligor on the notes);
   o $87.9 million of Industrial Revenue Bonds with final maturities ranging from September 2019 to December 2024 (our subsidiary, Kinder Morgan Liquids Terminals LLC, is the obligor on the bonds);
   o $35 million of 7.84% Senior Notes (our subsidiary, Central Florida Pipe Line LLC, is the obligor on the notes);
   o $23.7 million of tax-exempt bonds due 2024 (our subsidiary, Kinder Morgan Operating L.P. "B", is the obligor on the bonds);
   o an $85.2 million unsecured two-year credit facility due June 29, 2003 (Trailblazer Pipeline Company is the obligor on the facility); and
   o  a $600 million short-term commercial paper program.

      Our short-term debt at September 30, 2001, consisted of:

   o  $5.0 million under the Central Florida Pipeline LLC Notes;
   o  $39.5 million under the SFPP 10.7% First Mortgage Notes; and
   o  $446 million under our commercial paper program.

   We intend and have the ability to refinance $300 million of our short-term debt on a long-term basis under our unsecured five-year credit facility. During the first nine months of 2001, our cash outlays for the acquisitions of assets totaled $1,453.2 million. We utilized our short-term credit facilities and issued long-term debt securities to fund these acquisitions and then reduced our short-term borrowings with the proceeds from our May 2001 issuance of i-units. We intend to refinance the remainder of our current short-term debt and any additional short-term debt incurred during 2001 through a combination of long-term debt, equity and the issuance of additional commercial paper to replace maturing commercial paper borrowings. Based on prior successful short-term debt refinancings and current market conditions, we do not anticipate any liquidity problems.

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

   Our five-year credit facility also permits us to obtain bids for fixed rate loans from members of the lending syndicate. No borrowings were outstanding under our two credit facilities at September 30, 2001. Our 364-day credit facility expired on October 25, 2001. On that date, we obtained a new $750 million unsecured 364-day credit facility. The terms of this credit facility are substantially similar to the terms of the expired facility.

   Senior Notes

   At September 30, 2001, the unamortized liability balance on the various series of our senior notes were as follows:



(Dollars in millions)
                                                   Unamortized
                Series                          Liability Balance

   6.30% senior notes due February 1, 2009            $249.4
   8.0% senior notes due March 15, 2005                199.7
   Floating rate notes due March 22, 2002              200.0
   7.5% senior notes due November 1, 2010              248.5
   6.75% senior notes due March 15, 2011               698.1
   7.40% senior notes due March 15, 2031               299.3
                                                       -----
         Total                                      $1,895.0
                                                    ========

   At September 30, 2001, the interest rate on our floating rate notes was 3.1025%.

   In addition, in order to maintain a cost effective capital structure, it is our policy to borrow funds utilizing a mix of fixed rate debt and variable rate debt. In the third quarter of 2001, we elected to adjust our mix to be closer to our target ratio of 50% fixed rate debt and 50% variable rate debt. Accordingly, in August 2001, we entered into interest rate swap agreements with a notional principal amount of $750 million for the purpose of hedging the interest rate risk associated with our fixed rate debt obligations. These agreements effectively convert the interest expense associated with the following series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread:

   o  8.0% senior notes due March 15, 2005;
   o  6.30% senior notes due February 1, 2009; and
   o  7.40% senior notes due March 15, 2031.

   The swap agreements for our 8.0% senior notes and 6.30% senior notes have terms that correspond to the maturity dates of such series. The swap agreement for our 7.40% senior notes contains mutual cash-out agreements at the then-current economic value every seven years.

   Commercial Paper Program

   On September 30, 2001, our commercial paper program provided for the issuance of up to $600 million of commercial paper. On October 17, 2001, we increased our commercial paper program to $900 million. Borrowings under our commercial paper program reduce the borrowings allowed under our credit facilities. As of September 30, 2001, we had $446 million of commercial paper outstanding with an interest rate of 3.601%. The borrowings under our commercial paper program were used to finance acquisitions made during the third quarter of 2001.

      Trailblazer Pipeline Company Debt

   On June 26, 2001, Trailblazer entered into a new two-year unsecured revolving credit facility with a syndicate of financial institutions. The facility expires June 29, 2003 and provides for an interest rate of LIBOR plus a margin as determined by certain financial ratios. This agreement was amended August 24, 2001 to increase the permitted borrowings from $60.2 million to $85.2 million. At September 30, 2001, the outstanding balance under Trailblazer's two-year revolving credit facility was $39 million, with a weighted average interest rate of 3.606%, which reflects three-month LIBOR plus a margin of 0.875%. Pursuant to the terms of the revolving credit facility, Trailblazer partnership distributions are restricted by certain financial covenants.

   Kinder Morgan Operating L.P. "B" Debt

   The $23.7 million principal amount of tax-exempt bonds due 2024 was issued by the Jackson-Union Counties Regional Port District. These bonds bear interest at a weekly floating market rate. During the third quarter of 2001, the weighted-average interest rate on these bonds was 2.36% per annum, and at September 30, 2001, the interest rate was 2.35%.



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

   At September 30, 2001, the debt facilities of Cortez Capital Corporation consisted of:

   o  a $127 million uncommitted 364-day revolving credit facility;
   o  a $48 million committed 364-day revolving credit facility;
   o  $136.4 million of series D notes; and
   o  a $175 million short-term commercial paper program.

   At September 30, 2001, Cortez had $148 million of commercial paper outstanding with an interest rate of 2.56%, the average interest rate on the series D notes was 6.8579% and there were no borrowings under the credit facilities.


7.  Partners' Capital

   At December 31, 2000, we had 135,029,618 units outstanding, consisting of 129,716,218 common units and 5,313,400 class B units. In accordance with common unit option exercises during the first nine months of 2001, common units were issued as follows:


   o  2,000 units on January 4, 2001;
   o  1,200 units on January 9, 2001
   o  800 units on January 10, 2001;
   o  1,800 units on January 19, 2001
   o  1,000 units on January 24, 2001
   o  400 units on March 20, 2001;
   o  6,000 units on March 21, 2001
   o  600 units on April 9, 2001;
   o  1,600 units on April 16, 2001;
   o  13,000 units on April 25, 2001;
   o  2,400 units on April 27, 2001;
   o  8,000 units on May 1, 2001;
   o  6,400 units on May 14, 2001;
   o  1,600 units on May 23, 2001;
   o  800 units on May 31, 2001;
   o  1,600 units on July 11, 2001;
   o  2,800 units on August 15, 2001; and
   o  400 units on August 27, 2001.

   In accordance with sales to third parties during the first nine months of 2001, common units were issued as follows:

   o  5,000 units on September 7, 2001;
   o  5,000 units on September 10, 2001; and
   o  7,600 units on September 19, 2001.

   Additionally, we received net proceeds of approximately $996.9 million from Kinder Morgan Management, LLC for the issuance of our i-units in May 2001. In accordance with Kinder Morgan Management's public offering of limited liability shares, i-units were issued as follows:

   o  2,975,000 units on May 17, 2001; and
   o  26,775,000 units on May 18, 2001.

The i-units are a separate class of limited partner interest in the Partnership. All of the i-units will be owned by Kinder Morgan Management, LLC and will not be publicly traded. Through the combined effect of the provisions in our partnership agreement and the provisions of Kinder Morgan Management, LLC's limited liability company agreement, the number of outstanding Kinder Morgan Management, LLC limited liability shares and the number of i-units will at all times be equal.

   Furthermore, under the terms of our partnership agreement, we agree that we will not, except in liquidation, make a distribution on an i-unit other than in additional i-units or a security that has in all material respects the same rights and privileges as our i-units. The number of i-units we distribute to Kinder Morgan Management, LLC is based upon the amount of cash we distribute to the owners of our common units. Typically, if cash is paid to the holders of our common units, we will issue additional i-units to Kinder Morgan Management, LLC. The fraction of an i-unit paid per i-unit owned by Kinder Morgan Management, LLC will have the same value as the cash payment on the common unit. Based on the preceding, Kinder Morgan Management, LLC received 441,400 i-units on August 14, 2001. These additional i-units distributed were based on the $0.525 per unit distributed to our common unitholders on that date.

   As a result of the preceding, at September 30, 2001, we had 165,291,020 units outstanding, consisting of:

   o  129,786,218 common units;
   o  5,313,400 class B units; and
   o  30,191,402 i-units.

   Together, these units represent the limited partners' interest and an effective 98% economic interest in the Partnership, exclusive of our general partner's incentive distribution. The common unit total consisted of 107,162,218 common units held by third parties, 20,900,000 common units held by Kinder Morgan, Inc. and 1,724,000 common units held by our general partner. The class B units were held entirely by Kinder Morgan, Inc. and the i-units were held entirely by Kinder Morgan Management, LLC. Our general partner has an effective 2% interest in the Partnership, excluding the general partner's incentive distribution.

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

   Incentive distributions allocated to our general partner are determined by the amount that quarterly distributions to unitholders exceed certain specified target levels. Our distribution of $0.525 per unit paid on August 14, 2001 for the second quarter of 2001 required an incentive distribution to our general partner of $50.1 million. Our distribution of $0.425 per unit paid on August 14, 2000 for the second quarter of 2000 required an incentive distribution to our general partner of $26.6 million. The increased incentive distribution to our general partner paid for the second quarter of 2001 over the distribution paid for the second quarter of 2000 reflects the increase in the amount distributed per unit as well as the issuance of additional units.

   Our declared distribution for the third quarter of 2001 of $0.55 per unit will result in an incentive distribution to our general partner of $54.2 million. This compares to our distribution of $0.425 per unit and incentive distribution to our general partner of $26.6 million for the third quarter of 2000.



8.  Comprehensive Income

   Statement of Financial Accounting Standards No. 130, "Accounting for Comprehensive Income", requires that enterprises report a total for comprehensive income. During the third quarter and the first nine months of 2001, the only difference between net income and comprehensive income for us was the unrealized gain or loss on derivatives utilized for hedging purposes. There was no difference between net income and comprehensive income during the third quarter or the first nine months of 2000. For more information on our hedging activities, see Note 9. Our total comprehensive income is as follows (in thousands):

                                                Three             Nine
                                                Months            Months
                                                Ended             Ended
                                            Sept. 30, 2001    Sept. 30, 2001
                                            --------------    --------------
   Net income                                $ 115,792         $ 321,685
   Unrealized gain on derivatives utilized
    for hedging purposes                        57,592            26,629
                                             ---------         ---------
   Comprehensive income                      $ 173,384         $ 348,314
                                             =========         =========

9.  Risk Management

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

   Approximately $0.3 million net was recognized in earnings as a loss during the third quarter of 2001 as a result of ineffectiveness of these hedges, which amount is reported within the caption "Operations and maintenance" in the accompanying Consolidated Statements of Income. There was no component of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness.

   The gains and losses included in accumulated other comprehensive income will be reclassified into earnings as the hedged sales and purchases take place. Approximately $51.9 million of the accumulated other comprehensive income balance of $67.1 million representing unrecognized net gains on derivative activities at September 30, 2001 is expected to be reclassified into earnings during the next twelve months. During the quarter ended September 30, 2001, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions will no longer occur by the end of the originally specified time period.

   In addition, in order to maintain a cost effective capital structure, it is our policy to borrow funds utilizing a mix of fixed rate debt and variable rate debt. In the third quarter of 2001, we elected to adjust our mix to be closer to our target ratio of 50% fixed rate debt and 50% variable rate debt. Accordingly, in August 2001, we entered into interest rate swap agreements with a notional principal amount of $750 million for the purpose of hedging the interest rate risk associated with our fixed rate debt obligations. These agreements effectively convert the interest expense associated with the following series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread:

o 8.0% senior notes due March 15, 2005;
o 6.30% senior notes due February 1, 2009; and
o 7.40% senior notes due March 15, 2031.

   The swap agreements for our 8.0% senior notes and 6.30% senior notes have terms that correspond to the maturity dates of such series. The swap agreement for our 7.40% senior notes contains mutual cash-out agreements at the then-current economic value every seven years.

   These swaps have been designated as fair value hedges as defined by SFAS No.
133. These swaps also meet the conditions required to assume no ineffectiveness under SFAS No. 133 and, therefore, we have accounted for them utilizing the "shortcut" method prescribed for fair value hedges by SFAS No. 133. Accordingly, the carrying value of each swap will be adjusted to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged. We will record interest expense equal to the variable rate payments, which will be accrued monthly and paid semi-annually.

10.  Reportable Segments

   We have four reportable business segments:

   o  Products Pipelines;
   o  Natural Gas Pipelines;
   o  CO2 Pipelines; and
   o  Terminals.

   We evaluate performance based on each segments' earnings, which exclude general and administrative expenses, third-party debt costs, interest income and expense and minority interest. Our reportable segments are strategic business units that offer different products and services. Each segment is managed separately because each segment involves different products and marketing strategies.

   Our Products Pipelines segment derives its revenues primarily from the transportation of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids. Our Natural Gas Pipelines segment derives its revenues primarily from the gathering and transmission of natural gas. Our CO2 Pipelines segment derives its revenues primarily from the marketing and transportation of carbon dioxide used as a flooding medium for recovering crude oil from mature oil fields. Our Terminals segment derives its revenues primarily from the transloading and storing of dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt, refined petroleum products and chemicals.

   Financial information by segment follows (in thousands):



                                Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                   2001         2000                2001         2000
                                -----------  -----------         -----------  -----------
Revenues
  Products Pipelines          $    137,828 $     93,164        $    465,702 $    273,914
  Natural Gas Pipelines            382,656       46,273           1,588,165      126,959
  CO2 Pipelines                     29,145       30,007              90,390       54,626
  Terminals                         88,915       33,131             258,687       98,192
                                -----------  -----------         -----------  -----------
  Total consolidated revenues $    638,544 $    202,575        $  2,402,944 $    553,691
                                ===========  ===========         ===========  ===========



                                                Three Months Ended Sept. 30,                   Nine Months Ended Sept. 30,
                                                  2001               2000                        2001               2000
                                             ----------------   ----------------            ----------------  -----------------
Operating income
   Products Pipelines                      $          75,214  $          45,956           $         222,625 $          135,424
   Natural Gas Pipelines                              41,457             25,501                     121,650             73,688
   CO2 Pipelines                                      13,543             14,949                      44,452             30,465
   Terminals                                          37,073              8,472                     102,108             28,041
                                             ----------------   ----------------            ----------------  -----------------
   Total segment operating income                    167,287             94,878                     490,835            267,618
   Corporate administrative expenses                 (22,395)           (15,052)                    (68,996)           (44,755)
                                             ----------------   ----------------            ----------------  -----------------
   Total consolidated operating income     $         144,892  $          79,826           $         421,839 $          222,863
                                             ================   ================            ================  =================

Earnings from equity investments, net of amortization of excess costs
   Products Pipelines                      $           5,800  $           9,708           $          16,981 $           22,684
   Natural Gas Pipelines                               5,295              3,798                      15,745             11,228
   CO2 Pipelines                                       7,551              4,888                      23,764             12,814
   Terminals                                               -                  -                           -                  -
   Consolidated equity earnings, net of
                                             ----------------   ----------------            ----------------  -----------------
      amortization of excess costs         $          18,646  $          18,394           $          56,490 $           46,726
                                             ================   ================            ================  =================

Segment earnings
   Products Pipelines                      $          78,848  $          52,757           $         232,792 $          159,730
   Natural Gas Pipelines                              46,767             29,605                     137,413             85,275
   CO2 Pipelines                                      21,147             19,838                      68,362             44,026
   Terminals                                          34,760              9,043                      96,166             28,968
                                             ----------------   ----------------            ----------------  -----------------
   Total segment earnings                            181,522            111,243                     534,733            317,999
   Interest and corporate administrative
      expenses (a)                                   (65,730)           (41,383)                   (213,048)          (116,770)
                                             ----------------   ----------------            ----------------  -----------------
   Total consolidated net income           $         115,792  $          69,860           $         321,685 $          201,229
                                             ================   ================            ================  =================
(a)    Includes interest expense, general and administrative expenses, minority interest and other insignificant items.

                                                Sept. 30,          Dec. 31,
Business Segment Assets                           2001               2000
                                             ----------------   ----------------
   Products Pipelines                      $       3,064,497  $       2,220,984
   Natural Gas Pipelines                           2,106,472          1,552,506
   CO2 Pipelines                                     475,702            417,278
   Terminals                                         906,663            357,689
                                             ----------------   ----------------
   Total segment assets                            6,553,334          4,548,457
   Corporate assets (b)                               93,754             76,753
                                             ----------------   ----------------
   Total consolidated assets               $       6,647,088  $       4,625,210
                                             ================   ================
(b)    Includes cash, cash equivalents and certain unallocable related party receivables and deferred charges.



11.  New Accounting Pronouncements Not Yet Adopted

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

   Accounting for the Impairment or Disposal of Long-Lived Assets

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The scope of discontinued operations will be expanded to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. We are currently evaluating the effects of this pronouncement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Third Quarter 2001 Compared With Third Quarter 2000

Our third quarter results reflected the continued growth in earnings that have occurred across our business portfolio since the start of the year. For the quarter ended September 30, 2001, all four of our business segments reported an increase in earnings compared with the same quarter of last year. Total consolidated net income for the quarter was a record $115.8 million ($0.37 per diluted unit), a 66% increase from the $69.9 million ($0.33 per diluted unit) in net income reported for the third quarter of 2000. In the third quarter of 2001, our revenues totaled $638.5 million, compared with $202.6 million in the same year-earlier period. Third quarter 2001 operating income was $144.9 million versus $79.8 million in the same period last year. Operating expenses, consisting of our combined cost of sales, fuel, power and operating and maintenance expenses, were $422.0 million in the third quarter of 2001, compared with $80.9 million in the same period a year ago.

   The quarter-to-quarter increases in our revenues and earnings were driven by strong volume growth from most of our assets and by the acquisitions of the pipeline, transmix processing and terminal businesses we have made since the end of the third quarter of 2000. The acquisitions include:

   o  Kinder Morgan Transmix Company, LLC, acquired on October 25, 2000;
   o  Delta Terminal Services, Inc., acquired on December 1, 2000;
   o the 34.8% interest in the Cochin Pipeline System we acquired in December 2000 and June 2001;
   o the Natural Gas Pipeline assets we acquired from Kinder Morgan, Inc. on December 31, 2000;
   o the remaining 50% interest in the Colton, California transmix processing facility we acquired on December 31, 2000;
   o the pipeline and terminal businesses we acquired from GATX Corporation during the first quarter of 2001;
   o  Pinney Dock & Transport Company, acquired effective March 1, 2001;
   o the terminal businesses we acquired from Koninklijke Vopak N.V., effective July 10, 2001;
   o  K M Texas Pipeline, L.P., acquired effective July 18, 2001; and
   o the terminal businesses we acquired from The Boswell Oil Company, effective August 31, 2001.

   Our strategy of acquiring and growing a strong mix of primarily fee-based midstream energy assets has continued to deliver strong financial results. For the third quarter of 2001, we declared a distribution of $0.55 per unit, a record quarterly distribution amount since the change in control of our general partner in February 1997. Our third quarter 2001 distribution is up 29% from the $0.425 per unit distribution made for the third quarter of 2000.

Products Pipelines

   Our Products Pipelines business segment reported earnings of $78.8 million on revenues of $137.8 million in the third quarter of 2001, compared to earnings of $52.8 million on revenues of $93.2 million in the third quarter of 2000. Segment operating expenses were $41.1 million in the third quarter of 2001 and $33.7 million in the third quarter of 2000. The increases in period-to-period operating results reflect strong results from our Pacific operations, higher returns from our investment in Plantation Pipeline Company and the strategic acquisitions we have made since September 30, 2000. Together, the newly acquired Products Pipelines businesses generated earnings of $22.6 million on revenues of $43.5 million and operating expenses of $12.5 million during the third quarter of 2001. Net income from our Pacific operations increased 5% in the third quarter of 2001 compared to the same period of 2000. The increase was mainly due to a 9% increase in revenues, resulting from 4% increases in both mainline delivery volumes and average tariff rates. Net income from our 51% interest in Plantation Pipe Line Company increased 19% in the third quarter of 2001 versus the comparable period last year. The increase was primarily the result of efficiencies generated from assuming the operating duties of Plantation on December 21, 2000. Segment operating income was $75.2 million and equity earnings, net of amortization of excess costs, were $5.8 million for the current quarter. During the third quarter of 2000, the segment reported operating income of $46.0 million and equity earnings, net of amortization, of $9.7 million. The $3.9 million decrease in equity earnings was mainly due to lower equity earnings from Plantation due to a one-time capital adjustment recorded in the third quarter of 2000.

Natural Gas Pipelines

   Our Natural Gas Pipelines segment reported earnings of $46.8 million on revenues of $382.7 million during the third quarter of 2001. For the third quarter of 2000, the segment earned $29.6 million on revenues of $46.3 million. Segment operating expenses were $330.5 million in the third quarter of 2001 and $15.6 million in the third quarter of 2000. The quarter-to-quarter increases were due to strong performance from existing assets and the inclusion of assets acquired from Kinder Morgan, Inc. on December 31, 2000. Effective on that date, we acquired:

   o  Kinder Morgan Texas Pipeline, L.P.;
   o  the Casper and Douglas Natural Gas Gathering and Processing Systems;
   o  a 50% interest in Coyote Gas Treating, LLC; and
   o  a 25% interest in Thunder Creek Gas Services, LLC.

   Combined, these assets produced earnings of $14.7 million, revenues of $342.3 million and expenses of $324.3 million during the third quarter of 2001. The segment's overall increase in revenues was partially offset by a 14% decrease in revenues earned by Kinder Morgan Interstate Gas Transmission LLC, primarily due to lower fuel recovery prices and less storage optimization. However, Kinder Morgan Interstate Gas Transmission LLC realized a 12% increase in quarter-to-quarter earnings as a result of a 66% decrease in operating expenses, chiefly the result of reducing fuel losses. Segment operating income was $41.5 million in the third quarter of 2001 versus $25.5 million in the third quarter of 2000. Earnings from equity investments, net of amortization, were $5.3 million for the third quarter of 2001 and $3.8 million for the same prior year period. The $1.5 million increase in equity earnings resulted from the inclusion of $0.9 million of net equity earnings from the segment's investments in Coyote and Thunder Creek and a $0.6 million increase in earnings from its 49% interest in the Red Cedar Gathering Company.

CO2 Pipelines

   Our CO2 Pipelines segment reported earnings of $21.1 million on revenues of $29.1 million in the third quarter of 2001. Combined operating expenses totaled $9.2 million for the third quarter of 2001. For the same period last year, our CO2 Pipelines segment reported earnings of $19.8 million, revenues of $30.0 million and operating expenses of $10.3 million. The slight decrease (3%) in quarter-to-quarter revenues was mainly due to lower carbon dioxide sales and transportation volumes. The decrease in volumes was attributed to the temporary shutdown of a pipeline for expansion purposes and lower than expected volumes to two projects, which we expect to replace with new projects in the fourth quarter. The decrease in operating expenses was primarily due to the lower volumes and to lower power costs. Segment operating income was $13.5 million in the third quarter of 2001 versus $14.9 million in the third quarter of 2000. The decrease resulted from higher depreciation, depletion, and ad valorem tax expenses, driven by our continuing CO2 capital expenditures. Earnings from equity investments, net of amortization of excess costs, were $7.6 million for the third quarter of 2001 and $4.9 million for the same year-ago period. The $2.7 million increase in net equity earnings resulted from the inclusion of $2.0 million of net equity earnings from the segment's 15% equity investment in MKM Partners, L.P., an oil and gas joint venture with Marathon Oil Company that began January 1, 2001, and a $0.7 million increase in equity earnings from its 50% interest in Cortez Pipeline Company.

Terminals

   Effective in the third quarter of 2001, our Terminals segment reflects changes we made in the organization of our business segments. We have combined our previous Bulk Terminals and Liquids Terminals business segments to present our current Terminals segment. The segment reported earnings of $34.8 million on revenues of $88.9 million in the third quarter of 2001. Operating expenses for the quarter totaled $41.3 million. For the third quarter of 2000, our Terminals segment reported earnings of $9.0 million, revenues of $33.1 million and operating expenses of $21.3 million. The increases in both revenues and expenses were due to higher volumes in existing terminals and the inclusion of the operating results of the terminal businesses that we acquired since September 30, 2000. Together, these acquired terminal businesses generated earnings of $26.6 million on revenues of $53.9 million during the third quarter of 2001. The segment reported a 6% increase in revenues from terminal operations owned in the third quarter of both years. Higher bulk tonnage transfer volumes primarily drove the revenue increase. Operating income for the segment was $37.1 million in the third quarter of 2001 versus $8.5 million for the same year-earlier period.

Segment Operating Statistics

   Operating statistics for the third quarter of 2001 and 2000 are as follows:

                                                        Three Months Ended
                                                  Sept, 30, 2001  Sept. 30, 2000
                                                  --------------  --------------
Products Pipelines
   Delivery Volumes (MBbl)(1)                         195,609        191,745
Natural Gas Pipelines
   Transport Volumes (Bcf)(2)                           182.9          175.8
CO2 Pipelines
   Delivery Volumes (Bcf) (3)                            88.3           96.1
Terminals
   Bulk Terminals
      Transload Tonnage (Mtons) (4)                    12,958         10,027
   Liquids Terminals
      Throughput Volumes(MBbl) (5)                    115,793        103,978

(1) Includes Pacific, Plantation, North System, CALNEV, Central Florida, Cypress and Heartland.
(2)   Includes KMIGT, KMTP and Trailblazer.
(3) Includes Cortez, Central Basin and Canyon Reef Carriers pipeline volumes.
(4) Includes Cora, Grand Rivers and Kinder Morgan Bulk Terminals aggregate terminals.
(5)   Includes five terminals in Houston, New Jersey, Chicago and
      Philadelphia.  2000 information for comparative purposes only.

Other

   Items not attributable to any segment include general and administrative expenses, interest income and expense and minority interest. General and administrative expenses totaled $22.4 million in the third quarter of 2001 compared with $15.1 million in the same period last year. The increase was principally associated with the businesses we acquired since September 30, 2000 and the administrative expenses incurred from assuming the operating duties of Plantation Pipe Line Company. Our total interest expense, net of interest income, was $41.0 million in the third quarter of 2001 compared with $24.1 million in the same year-earlier period. The increase in quarter-to-quarter net interest expense was primarily due to the additional debt we issued related to the financing of the acquisitions that we have made since the end of the third quarter of 2000 and to the $134.7 million in third-party debt we assumed as part of the net assets acquired from GATX Corporation. Minority interest remained essentially flat at $2.4 million for the third quarter of 2001.

   We reported total income tax expense of $4.6 million in the third quarter of 2001 compared to last year's $4.1 million. The increase was due to higher earnings attributable to Kinder Morgan Bulk Terminals, Inc.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

   Net income for the nine months ended September 30, 2001 was $321.7 million ($1.16 per diluted unit) compared with net income of $201.2 million ($1.00 per diluted unit) for the first nine months of 2000. The 60% increase in net income for the comparable January through September nine-month periods reflects the strategic decisions that our management has made over the past two years. Our business strategy over this time period has included the following:

   o owning and operating fee-based, non-volatile assets that do not have exposure to commodity price fluctuation;
   o  acquiring core midstream assets in growing markets; and
   o increasing utilization of existing assets while controlling costs effectively.

   The acquisitions and investments that we have made since September 30, 2000, have assisted us in growing revenues from $553.7 million for the first nine months of 2000 to $2,402.9 million for the first nine months of 2001. Operating income for these same time periods has grown 89%, from $222.9 million in 2000 to $421.8 million in 2001. Our operating expenses for the nine-month period ended September 30, 2001, were $1,767.7 million, and for the nine-month period ended September 30, 2000, were $208.0 million. Equity earnings from investments, less amortization of excess costs, were $56.5 million in the first nine months of 2001 versus $46.7 million in the first nine months of 2000. The increases in overall revenues, expenses and net income in the first nine months of 2001 compared to the first nine months of 2000 resulted from strong internal growth from existing assets and the inclusion of assets and businesses that we acquired from GATX Corporation in the first quarter of 2001, Kinder Morgan, Inc. on December 31, 2000, and other asset acquisitions.

Products Pipelines

   Products Pipelines reported earnings of $232.8 million, revenues of $465.7 million and expenses of $179.3 million for the first nine months of 2001. These amounts compare with earnings of $159.7 million, revenues of $273.9 million and expenses of $98.1 million for the same period of 2000. The increases in revenues, operating expenses and earnings resulted from the growth from and efficiencies at existing assets and the inclusion of the pipelines, transmix assets and refined products terminals that we acquired since September 30, 2000. Combined, the acquired businesses produced earnings of $60.7 million, revenues of $159.5 million and operating expenses of $77.3 million in the nine-month 2001 time period. Revenues from our Pacific operations improved 9% in the first nine months of 2001 compared with the same year-earlier period. The increase resulted from a 4% increase in mainline delivery volumes accompanied by an almost 4% increase in average tariff rates. The increase in delivery volumes accounted for a slight increase (2%) in Pacific's combined operating expenses. Overall earnings from our interests in Plantation Pipe Line Company increased 93% in the first nine months of 2001 versus the comparable period last year. The increase resulted primarily from the savings we have realized since becoming the operator of Plantation on December 21, 2000, partially offset by lower nine-month equity earnings due to a one-time capital adjustment recorded in the third quarter of 2000. Segment operating income was $222.6 million and equity earnings, net of amortization of excess costs, were $17.0 million for the nine months ended September 30, 2001. Last year, the segment reported operating income of $135.4 million and equity earnings, net of amortization, of $22.7 million. The decrease in equity earnings was due to the absence of equity earnings from the Colton Transmix Processing Facility during 2001. On December 31, 2000, we acquired the remaining 50% interest in the facility and since that date, we have included Colton's operational results in our consolidated financial statements.

Natural Gas Pipelines

   Our Natural Gas Pipelines segment reported earnings of $137.4 million on revenues of $1,588.2 million in the first nine months of 2001. Segment operating expenses totaled $1,435.1 million. For the same period last year, the segment reported earnings of $85.3 million, revenues of $127.0 million and operating expenses of $33.7 million. The $1,461.2 million increase in period-to-period segment revenues included $1,446.3 million in revenues earned by Kinder Morgan Texas Pipeline, L.P. and by the segment's Casper and Douglas gas gathering and processing assets, both acquired on December 31, 2000. The overall increase in revenues also included a 16% increase in revenues earned by Kinder Morgan Interstate Gas Transmission LLC, mainly due to higher fuel recovery revenues, driven by a reduction in fuel losses. The $1,401.4 million increase in period-to-period segment operating expenses resulted from the inclusion of $1,394.9 million of expenses from Kinder Morgan Texas Pipeline, L.P. and the Casper and Douglas systems, as well as a 28% increase in expenses incurred by Kinder Morgan Interstate Gas Transmission LLC, primarily due to higher fuel recovery costs. The increase in Kinder Morgan Interstate Gas Transmission LLC's operating expenses were more than offset by its increase in revenues as the pipeline reported an overall 10% increase in period-to-period net income. Segment operating income was $121.7 million in the January to September period of 2001 versus $73.7 million in the same period last year. Earnings from equity investments, net of amortization, were $15.7 million for the nine months ended September 30, 2001 and $11.2 million for the same prior year period. The $4.5 million increase in net equity earnings resulted from the inclusion of $2.5 million of net equity earnings from the segment's investments in Coyote and Thunder Creek and a $2.0 million increase in earnings from its 49% interest in the Red Cedar Gathering Company.

CO2 Pipelines

   Our CO2 Pipelines segment reported earnings of $68.4 million on revenues of $90.4 million in the first nine months of 2001. The segment reported earnings of $44.0 million on revenues of $54.6 million in the same nine-month period of 2000. For the first nine months of 2001, CO2 Pipelines reported operating expenses of $27.0 million, operating income of $44.5 million and equity earnings, net of amortization of excess costs, of $23.8 million. For the same period last year, the segment reported operating expenses of $16.1 million, operating income of $30.5 million and equity earnings, net of amortization, of $12.8 million. The operating results for the first nine months of 2000 include three months of equity earnings from our original 20% interest in Kinder Morgan CO2 Company, L.P. Under the terms of the prior Kinder Morgan CO2 Company, L.P. partnership agreement, such earnings were limited to $3.6 million per quarter and our results were reported under the equity method of accounting. After our acquisition of the remaining 80% interest in Kinder Morgan CO2 Company, L.P. on April 1, 2000, its financial results were included in our consolidated results, and we reported only its 50% interest in Cortez Pipeline Company under the equity method of accounting. In addition, the segment's financial results reported in 2001 include a full nine months of operations from the working interests in oil and natural gas producing properties that we acquired from Devon Energy on June 1, 2000 and a full nine months of equity earnings from our 15% interest in MKM Partners, L.P. The equity earnings realized in the first nine months of 2001 included $16.5 million from the segment's equity interest in Cortez, and $7.3 million from its 15% interest in MKM Partners, L.P. For the first nine months of 2000, the equity earnings included the $3.6 million for our first quarter interest in Kinder Morgan CO2 Company, L.P. and $9.2 million for our second and third quarter interest in Cortez.

Terminals

   Our Terminals segment reported earnings of $96.2 million, revenues of $258.7 million and operating expenses of $126.4 million for the first nine months of 2001. For the same year-earlier period, the segment earned $29.0 million and reported revenues of $98.2 million and operating expenses of $60.1 million. For terminal operations that we owned in the nine-month periods of both years, revenues increased 12%, primarily due to increases in transferred volumes of coal and bulk products, and to higher revenues earned from engineering services for project work overseas. Operating expenses for these same businesses increased 17% due to the higher volumes and the increase in services performed. Terminal acquisitions since September 30, 2000 accounted for revenues of $148.4 million, expenses of $55.9 million and earnings of $72.8 million. Operating income for the segment was $102.1 million in the first nine months of 2001 and $28.0 million in the first nine months of 2000.

Segment Operating Statistics

   Operating statistics for the first nine months of 2001 and 2000 are as follows:

                                                        Nine Months Ended
                                                  Sept, 30, 2001  Sept. 30, 2000
                                                  --------------  --------------
Products Pipelines
   Delivery Volumes (MBbl)(1)                         565,552        549,307
Natural Gas Pipelines
   Transport Volumes (Bcf)(2)                           508.4          519.7
CO2 Pipelines
   Delivery Volumes (Bcf) (3)                           280.2          281.1
Terminals
   Bulk Terminals
      Transload Tonnage (Mtons) (4)                    37,037         31,184
   Liquids Terminals
      Throughput Volumes(MBbl) (5)                    349,616        312,243


(1) Includes Pacific, Plantation, North System, CALNEV, Central Florida, Cypress and Heartland.
(2)   Includes KMIGT, KMTP and Trailblazer.
(3) Includes Cortez, Central Basin and Canyon Reef Carriers pipeline volumes.
(4) Includes Cora, Grand Rivers and Kinder Morgan Bulk Terminals aggregate terminals.
(5)   Includes five terminals in Houston, New Jersey, Chicago and
      Philadelphia.  2000 information for comparative purposes only.

Other

   Items not attributable to any segment include general and administrative expenses, interest income and expense and minority interest. General and administrative expenses were $69.0 million in the nine-month period ended September 30, 2001 and $44.8 million in the nine-month period ended September 30, 2000. The increase was chiefly due to the businesses we acquired and the organizational changes we have made since September 30, 2000. We continue to manage aggressively our administrative expenses as we benefit from the growth across our portfolio of businesses. Our total interest expense, net of interest income, was $136.1 million in the first nine months of 2001 compared with $66.0 million in the same year-earlier period. The increase was due to higher average debt balances. Minority interest amounted to $8.0 million for the nine months ended September 30, 2001 and $6.0 million for the same period last year.

   Income tax expense increased to $12.3 million in the nine-month period ended September 30, 2001 versus $10.1 million in the same period last year. The increase was due to higher earnings attributable to Kinder Morgan Bulk Terminals, Inc.

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

      During the fourth quarter of 2001, we will need approximately $45 million to close the Stolt-Nielsen acquisition (see Note 2 to the Consolidated Financial Statements). We expect to fund this acquisition with borrowings under our commercial paper program. At September 30, 2001, our current commitments for capital expenditures were approximately $29.6 million. This amount consists of $9.6 million committed for the purchase of plant and equipment, and $20 million for the construction of a new cement-handling system at our Dakota Bulk Terminal facility in St. Paul, Minnesota. We expect to fund these capital commitments through additional borrowings or the issuance of additional units. All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary.

   We are continuing to assess the effect of the terrorist attacks of September 11, 2001 on our businesses. In response to the attacks, we have increased security at our liquids terminals and performed security surveys on certain sections of our products pipelines. In addition, we face the possibility that on January 1, 2002, property insurance carriers generally may terminate insurance coverage for all companies for incidents of sabotage and terrorism. We are exploring the availability of sabotage and terrorism insurance from other sources. Furthermore, proposed federal legislation may provide an insurance framework that will cause current insurers to continue to provide sabotage and terrorism coverage under standard property insurance policies. Nonetheless, there is no assurance that federal legislation will be passed or adequate sabotage and terrorism insurance will be available after January 1, 2002.

   We do not believe that the increased cost associated with these measures will have a material effect on our operating results. As of October 29, 2001, we have not noticed a significant decrease in the volumes of product that we are moving through our systems as a result of the September 11, 2001 attacks. However, if demand for the products that we handle were to significantly decrease, our shippers would decrease the volumes that they ship through our systems, which may have a negative impact on our financial performance.

Operating Activities

   Net cash provided by operating activities was $404.4 million for the nine months ended September 30, 2001, versus $192.8 million in the comparable period of 2000. Our $211.6 million increase in period-to-period cash flows from operations was predominantly due to a $153.7 million improvement in cash earnings driven by strong performance and the business acquisitions and capital investments we have made since the end of the third quarter of 2000. The overall increase also reflects $47.9 million of tariff rate refund payments made in the second and third quarters of 2000. The payment of the rate refunds was made under settlement agreements between shippers and our Natural Gas Pipelines. The overall increase in funds generated from operations was partially offset by a reduction of $42.1 million in deferred revenue liabilities settled by our Natural Gas Pipelines segment.

Investing Activities

   Net cash used in investing activities was $1,632.9 million for the nine month period ended September 30, 2001, compared to $647 million for the comparable 2000 period. The $985.9 million increase in funds utilized in investing activities was mainly attributable to a $879.8 million increase in funds used for strategic acquisitions. Our outlays for the acquisition of new businesses during the first nine months of 2001 totaled $1,453.2 million and included:

   o  $455.1 million for Kinder Morgan Liquids Terminals LLC;
   o  $359.1 million for K M Texas Pipeline, L.P.;

   o  $352.1 million for CALNEV Pipe Line LLC; and
   o  $168.2 million for Central Florida Pipeline LLC.

   In addition, funds employed for capital expenditures increased to $178.8 million for the nine-month period ended September 30, 2001. We spent $81.9 million for capital expenditures in the same year-ago period. The increase was driven primarily by continued investment in our CO2 Pipelines (Kinder Morgan CO2 Company, L.P.) and Terminals business segments. All funds classified as additions to property, plant and equipment include both expansion and sustaining capital expenditures.

Financing Activities

   Net cash provided by financing activities amounted to $1,253.5 million for the nine months ended September 30, 2001, and $451.7 million for the nine months ended September 30, 2000. The increase of $801.8 million from the comparable 2000 period was mainly the result of an additional $826.4 million in proceeds received from the issuance of units. Included in the 2001 amount was $996.9 million received as proceeds from our May 2001 offering of 29.75 million i-units to Kinder Morgan Management, LLC. Included in the 2000 amount was $171.2 million received as proceeds from our April 2000 public offering of 9 million common units. Furthermore, our overall debt financing activities during the first nine months of 2001 provided an additional $124.6 million compared to the same period in 2000. The overall period-to-period increase in funds provided by financing activities was offset by a $131 million increase in distributions to all partners.

   Cash distributions to all partners increased to $341.2 million in the nine-month period ended September 30, 2001, compared to $210.2 million in the corresponding 2000 period. The increase in cash distributions was due to:

   o  an increase in the per unit cash distributions paid;
   o  an increase in the number of units outstanding; and
   o an increase in the general partner incentive distributions, which resulted from increased distributions.

   We also distributed 441,400 i-units on August 14, 2001 to Kinder Morgan Management, LLC, our sole i-unitholder. The amount of i-units distributed was based upon the amount of cash we distributed to the owners of our common units for the second quarter of 2001. For each outstanding i-unit that Kinder Morgan Management, LLC held, a fraction of an i-unit was issued. The fraction was determined by dividing:

   o $0.525, the cash amount distributed per common unit by
   o $35.384, the average of Kinder Morgan Management's limited liability shares' closing market prices from July 13-26, 2001, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

   Our distribution of $0.525 per unit in the third quarter of 2001 compared with a distribution of $0.425 per unit in the third quarter of 2000. The 24% increase in paid distributions per unit resulted from favorable operating results in 2001. On October 17, 2001, we declared a distribution of $0.55 per unit for the third quarter of 2001. We believe that future operating results will continue to support similar levels of quarterly cash distributions, however, no assurance can be given that future distributions will continue at such levels.

      On October 17, 2001, we declared a cash distribution for the quarterly period ended September 30, 2001, of $0.55 per unit. The distribution will be paid on or before November 14, 2001, to unitholders of record as of October 31, 2001. Our common unitholders and class B unitholders will receive cash. Our sole i-unitholder will receive a distribution in the form of additional i-units based on the $0.55 distribution per unit. The number of i-units distributed will be 444,961. For each outstanding i-unit that Kinder Morgan Management, LLC holds, a fraction of an i-unit will be issued. The fraction is determined by dividing:

   o $0.55, the cash amount distributed per common unit by
   o $37.319, the average of Kinder Morgan Management's limited liability shares' closing market prices from October 15-26, 2001, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

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

   Our general partner is granted discretion by our partnership agreement, which discretion has been delegated to Kinder Morgan Management, LLC, subject to the approval of our general partner, to establish, maintain and adjust reserves for future operating expenses, debt service, maintenance capital expenditures, rate refunds and distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated. When Kinder Morgan Management, LLC determines our quarterly distributions, it considers current and expected reserve needs along with current and expected cash flows to identify the appropriate sustainable distribution level.

   Available Cash is initially distributed 98% to our limited partners and 2% to our general partner. These distribution percentages are modified to provide for incentive distributions to be paid to our general partner in the event that quarterly distributions to unitholders exceed certain specified targets.

   Typically, our general partner and owners of our common units and class B units receive distributions in cash, while Kinder Morgan Management, LLC, the sole owner of our i-units, receives distributions in additional i-units. For each outstanding i-unit, a fraction of an i-unit will be issued. The fraction is calculated by dividing the amount of cash being distributed per common unit by the average market price of a Kinder Morgan Management's limited liability share over the ten consecutive trading days preceding the date on which the shares begin to trade ex-dividend under the rules of the principal exchange on which the shares are listed. The cash equivalent of distributions of i-units will be treated as if it had actually been distributed for purposes of determining the distributions to our general partner. We will not distribute the related cash but will retain the cash and use the cash in our business.

   Available Cash for each quarter is distributed;

o first, 98% to the owners of all classes of units pro rata and 2% to our general partner until the owners of all classes of units have received a total of $0.15125 per unit in cash or equivalent i-units for such quarter;
o second, 85% of any available cash then remaining to the owners of all classes of units pro rata and 15% to our general partner until the owners of all classes of units have received a total of $0.17875 per unit in cash or equivalent i-units for such quarter;
o third, 75% of any available cash then remaining to the owners of all classes of units pro rata and 25% to our general partner until the owners of all classes of units have received a total of $0.23375 per unit in cash or equivalent i-units for such quarter; and
o fourth, 50% of any available cash then remaining to the owners of all classes of units pro rata, to owners of common units and class B units in cash and to owners of i-units in the equivalent number of i-units, and 50% to our general partner.

   Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner's incentive distribution that we declared for the third quarter of 2001 was $54.2 million, while the incentive distribution paid to our general partner was $50.1 million during the third quarter of 2001 and $26.6 million during the third quarter of 2000. The increased incentive distribution to our general partner paid for the third quarter of 2001 over the distribution paid for the third quarter of 2000 reflects the increase in the amount distributed per unit as well as the issuance of additional units.

New Accounting Pronouncements Not Yet Adopted

   See Note 11 to the Consolidated Financial Statements, which is incorporated herein by reference.

Information Regarding Forward-Looking Statements

   This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements, include:

   o price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, coal and other bulk materials and chemicals in the United States. Consumer confidence, economic activity, political instability, weather, alternative energy sources, conservation and technological advances may affect price trends and demand;
   o changes in our tariff rates implemented by the Federal Energy Regulatory Commission or the California Public Utilities Commission;
   o our ability to integrate any acquired operations into our existing operations;
   o any difficulties or delays experienced by railroads, barges, trucks or ships in delivering products to the bulk terminals;
   o our ability to successfully identify and close strategic acquisitions and make cost saving changes in operations;
   o shut-downs or cutbacks at major refineries, petrochemical or chemical plants, utilities, military bases or other businesses that use or supply our services;
   o changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies may adversely affect our business or our ability to compete;
   o indebtedness could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, place us at competitive disadvantages compared to our competitors that have less debt or have other adverse consequences;
   o interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;
   o  availability of sabotage and terrorism insurance at reasonable premiums;
   o the condition of the capital markets and equity markets in the United States; and
   o the political and economic stability of the oil producing nations of the world.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

   There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2000, in Item 7a of our 2000 Form 10-K, as amended. For more information on our risk management activities, see Note 9 to our consolidated financial statements included elsewhere in this report.

                           PART II. OTHER INFORMATION

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES


Item 1.  Legal Proceedings.

   See Part I, Item 1, Note 3 to Consolidated Financial Statements entitled "Litigation and Other Contingencies" which is incorporated herein by reference.


Item 2.  Changes in Securities and Use of Proceeds.

   None.


Item 3.  Defaults Upon Senior Securities.

   None.


Item 4.  Submission of Matters to a Vote of Security Holders.

   None.


Item 5.  Other Information.

   None.


Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits

*3.1 - Third Amended and Restated Agreement of Limited Partnership of Kinder Morgan Energy Partners, L.P. (filed as Exhibit 3.1 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30, 2001, filed on August 9, 2001).

4.1 - Certain instruments with respect to our long-term debt which relate to debt that does not exceed 10% of our total assets are omitted pursuant to
      Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. ss.229.601. We hereby agree to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.

*     Asterisk indicates exhibit incorporated by reference as indicated.

      ---------------------

  (b) Reports on Form 8-K.

   Current report dated July 30, 2001, on Form 8-K was filed on July 31, 2001, pursuant to Item 9 of that form. We provided notice that on July 31, 2001, we along with Kinder Morgan, Inc., a subsidiary of which serves as our general partner, and Kinder Morgan Management, LLC, a subsidiary of our general partner that manages and controls our business and affairs, intended to make several presentations to a group of analysts and others to address various strategic and financial issues relating to the business plans and objectives of ourselves, Kinder Morgan, Inc. and Kinder Morgan Management, LLC. Notice was also given that prior to the meeting, interested parties would be able to view the materials presented at the meetings by visiting Kinder
Morgan, Inc.'s website at:
http://www.kindermorgan.com/investor_relations/presentations/kmi_2nd_qtr20.

   Current report dated August 17, 2001, on Form 8-K was filed on August 20, 2001, pursuant to Items 5 and 7 of that form. We reported a two-for-one split of our common units and i-units. The splits would take place in the form of a distribution of one additional common unit for each common unit outstanding, and one additional i-unit for each i-unit outstanding, with units to be distributed on August 31, 2001 to holders of record as of August 17, 2001. A copy of the press release was filed as an exhibit pursuant to Item 7.

   Current report dated August 22, 2001, on Form 8-K was filed on August 22, 2001, pursuant to Item 7 of that form. A Form of Sales Agreement between RCG Brinson Patrick, a division of Ramius Securities, LLC, and Kinder Morgan Energy Partners, L.P. was filed as an exhibit pursuant to Item 7.

   Current report dated September 6, 2001, on Form 8-K was filed on September 6, 2001, pursuant to Item 9 of that form. We provided notice that on September 6, 2001, we along with Kinder Morgan, Inc., a subsidiary of which serves as our general partner, and Kinder Morgan Management, LLC, a subsidiary of our general partner that manages and controls our business and affairs, intended to make several presentations beginning on September 6, 2001 to analysts and others to address various strategic and financial issues relating to the business plans and objective of ourselves, Kinder Morgan, Inc. and Kinder Morgan Management, LLC. Notice was also given that prior to the meeting, interested parties would be able to view the materials presented at the meetings by visiting Kinder Morgan, Inc.'s website at:
http://www.kindermorgan.com/investor_relations/presentations/kmi_sept2001_
conference.pdf

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


                             KINDER MORGAN ENERGY PARTNERS, L.P.
                             (A Delaware Limited Partnership)

                               By: KINDER MORGAN G.P., Inc. as General Partner

                                  By: Kinder Morgan Management, LLC the
                                  delegate of Kinder Morgan G.P., Inc.

                                    By: /s/ C. Park Shaper
                                    ------------------------------
                                    C. Park Shaper
                                    Vice President, Treasurer and Chief
                                    Financial Officer


Date: November 10, 2001