Form 10-Q
period 2002-06-30
KINDER MORGAN ENERGY PARTNERS L P
filed 2002-08-09
CIK 888228

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                           F O R M   10-Q


      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2002

                                 or

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

  The Registrant had 129,928,618 common units outstanding at August 2, 2002.

                       KINDER MORGAN ENERGY PARTNERS, L.P.
                                TABLE OF CONTENTS

                                                                            Page
                                                                          Number
                          PART I. FINANCIAL INFORMATION

Item 1:   Financial Statements (Unaudited)...............................
            Consolidated Statements of Income-Three and Six
            Months Ended June 30, 2002 and 2001..........................      3
            Consolidated Balance Sheets-June 30, 2002 and
            December 31, 2001............................................      4
            Consolidated Statements of Cash Flows-Six Months
            Ended June 30, 2002 and 2001.................................      5
            Notes to Consolidated Financial Statements...................   6-30

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................
            Results of Operations........................................     31
            Financial Condition..........................................     36
            Information Regarding Forward-Looking Statements.............     39

Item 3:   Quantitative and Qualitative Disclosures About
          Market Risk....................................................     40


                          ` PART II. OTHER INFORMATION

Item 1:   Legal Proceedings..............................................     41

Item 2:   Changes in Securities and Use of Proceeds......................     41

Item 3:   Defaults Upon Senior Securities................................     41

Item 4:   Submission of Matters to a Vote of Security Holders............     41

Item 5:   Other Information..............................................     41

Item 6:   Exhibits and Reports on Form 8-K...............................     41

          Signature......................................................     42

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

                                       KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                              (In Thousands Except Per Unit Amounts)
                                                             (Unaudited)


                                                             Three Months Ended June 30,             Six Months Ended June 30,
                                                             ----------------------------           ---------------------------
                                                               2002                 2001                 2002               2001
                                                        -----------------    -----------------      ---------------     -----------
Revenues
  Natural gas sales                                      $     722,529         $    411,558          $ 1,185,803        $ 1,047,308
  Services                                                     308,045              250,419              569,254            489,162
  Product sales and other                                       60,362               73,778              138,944            227,930
                                                         -------------         ------------          -----------        -----------
                                                             1,090,936              735,755            1,894,001          1,764,400
                                                         -------------         ------------          -----------        -----------
Costs and Expenses
  Gas purchases and other costs of sales                       712,476              420,338            1,160,569          1,128,052
  Operations and maintenance                                    98,464               91,174              185,755            186,179
  Fuel and power                                                21,147               16,219               39,531             31,461
  Depreciation and amortization                                 42,623               35,948               83,949             66,023
  General and administrative                                    30,210               20,991               59,742             51,635
  Taxes, other than income taxes                                13,669               12,489               26,252             24,103
                                                         -------------         ------------          -----------        -----------
                                                               918,589              597,159            1,555,798          1,487,453
                                                         -------------         ------------          -----------        -----------

Operating Income                                               172,347              138,596              338,203            276,947

Other Income (Expense)
  Earnings from equity investments                              24,297               21,147               47,568             42,350
  Amortization of excess cost of equity investments             (1,394)              (2,253)              (2,788)            (4,506)
  Interest, net                                                (43,864)             (45,275)             (82,886)           (95,082)
  Other, net                                                       435                 (677)                 385               (403)
Minority Interest                                               (2,221)              (2,633)              (5,048)            (5,635)
                                                         -------------         ------------        -------------       ------------

Income Before Income Taxes                                     149,600              108,905              295,434            213,671

Income Taxes                                                    (5,083)              (4,679)              (9,484)            (7,778)
                                                         --------------        -------------       --------------      -------------

Net Income                                               $     144,517         $    104,226        $     285,950       $    205,893
                                                         =============         ============        =============       ============

General Partner's interest in Net Income                 $      65,234         $     50,606        $     127,028       $     92,228

Limited Partners' interest in Net Income                        79,283               53,620              158,922            113,665
                                                         -------------         ------------        -------------       ------------

Net Income                                               $     144,517         $    104,226        $     285,950        $   205,893
                                                         =============         ============        =============        ============

Basic Limited Partners' Net Income per Unit              $        0.48         $      0.36         $        0.96        $      0.80
                                                         =============         ===========         =============        ===========

Diluted Limited Partners' Net Income per Unit            $        0.48         $      0.36         $        0.95        $      0.80
                                                         =============         ===========         =============        ===========

Weighted Average Number of Units used in Computation of Limited Partners' Net Income per Unit
Basic                                                          166,589             149,483               166,320            142,300
                                                         =============         ===========         =============        ===========

Diluted                                                        166,761             149,686               166,505            142,493
                                                         =============         ===========         =============        ===========

                    The accompanying notes are an integral part of these consolidated financial statements.


             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                  June 30,        December 31,
                                                    2002             2001
                                               -------------     -------------
ASSETS
Current Assets
   Cash and cash equivalents                     $    32,041      $    62,802
   Accounts and notes receivable
     Trade                                           479,004          215,860
     Related parties                                  40,098           52,607
   Inventories
     Products                                          3,369            2,197
     Materials and supplies                            6,735            6,212
   Gas imbalances                                     38,197           15,265
   Gas in underground storage                         33,033           18,214
   Other current assets                               71,624          194,886
                                                 -----------      -----------
                                                     704,101          568,043
                                                 -----------      -----------

Property, Plant and Equipment, net                 5,982,816        5,082,612
Investments                                          448,110          440,518
Notes receivable                                       3,029            3,095
Intangibles, net                                     652,279          563,397
Deferred charges and other assets                    115,612           75,001
                                                 -----------      -----------
TOTAL ASSETS                                     $ 7,905,947      $ 6,732,666
                                                 ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts payable
     Trade                                       $   325,971      $   111,853
     Related parties                                  34,651            9,235
   Current portion of long-term debt                 802,446          560,219
   Accrued interest                                   43,418           34,099
   Deferred revenues                                   3,726            2,786
   Gas imbalances                                     60,354           34,660
   Accrued other liabilities                         218,201          209,852
                                                 -----------      -----------
                                                   1,488,767          962,704
                                                 -----------      -----------

Long-Term Liabilities and Deferred Credits
   Long-term debt                                  2,997,410        2,231,574
   Deferred revenues                                  27,956           29,110
   Deferred income taxes                              38,525           38,544
   Other                                             234,233          246,464
                                                 -----------      -----------
                                                   3,298,124        2,545,692
                                                 -----------      -----------
Commitments and Contingencies

Minority Interest                                     39,010           65,236
                                                 -----------      -----------
Partners' Capital
   Common Units                                    1,871,905        1,894,677
   Class B Units                                     124,768          125,750
   i-Units                                         1,049,854        1,020,153
   General Partner                                    64,377           54,628
   Accumulated other comprehensive income (loss)     (30,858)          63,826
                                                 ------------     -----------
                                                   3,080,046        3,159,034
                                                 -----------      -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL          $ 7,905,947      $ 6,732,666
                                                 ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                         2002          2001
                                                     -----------  ------------
Cash Flows From Operating Activities
Net income                                         $   285,950    $    205,893
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       83,949          66,023
    Amortization of excess cost of equity
      investments                                        2,788           4,506
    Earnings from equity investments                   (47,568)        (42,350)
    Distributions from equity investments               37,259          29,544
    Changes in components of working capital           (16,302)        (36,094)
    Other, net                                         (22,441)         54,519
                                                   ------------   ------------
Net Cash Provided by Operating Activities              323,635         282,041
                                                   -----------    ------------

Cash Flows From Investing Activities
    Acquisitions of assets                            (816,220)     (1,028,403)
    Additions to property, plant and equipment
       for expansion and maintenance projects         (187,290)       (109,190)
    Sale of investments, property, plant and
        equipment, net of removal costs                    402           5,711
    Contributions to equity investments                 (6,643)         (1,899)
    Other                                                1,152          (5,844)
                                                   -----------    ------------
Net Cash Used in Investing Activities               (1,008,599)     (1,139,625)
                                                   -----------    ------------

Cash Flows From Financing Activities
    Issuance of debt                                 2,123,324       3,209,734
    Payment of debt                                 (1,195,306)     (3,053,184)
    Loans to related party                                  --         (17,100)
    Debt issue costs                                      (159)         (7,953)
    Proceeds from issuance of common units               1,228             833
    Proceeds from issuance of i-units                       --         996,869
    Distributions to partners:
        Common units                                  (148,070)       (129,128)
        Class B units                                   (6,057)         (2,790)
        General Partner                               (117,284)        (75,134)
        Minority interest                               (4,959)         (7,662)
    Other, net                                           1,486             221
                                                   -----------    ------------
Net Cash Provided by Financing Activities              654,203         914,706
                                                   -----------    ------------

Increase (Decrease) in Cash and Cash Equivalents       (30,761)         57,122
Cash and Cash Equivalents, beginning of period          62,802          59,319
                                                   -----------    ------------
Cash and Cash Equivalents, end of period           $    32,041    $    116,441
                                                   ===========    ============

Noncash Investing and Financing Activities:
  Assets acquired by the assumption of
   liabilities                                     $   153,170    $    257,304

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

2.  Acquisitions and Joint Ventures

   During the first six months of 2002, we completed the following acquisitions. Each of the acquisitions was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The preliminary amounts assigned to assets and liabilities may be adjusted during a short period following the acquisition. The results of operations from these acquisitions are included in the consolidated financial statements from the effective date of acquisition.

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

   Laser Materials Services LLC

   Effective January 1, 2002, we acquired all of the equity interests of Laser Materials Services LLC for approximately $8.9 million and the assumption of approximately $3.3 million of liabilities, including long-term debt of $0.4 million. Laser Materials Services LLC operates 59 transload facilities in 18 states. The facilities handle dry-bulk products, including aggregates, plastics and liquid chemicals. The acquisition of Laser Materials Services LLC expanded our growing terminal operations and is part of our Terminals business segment.

   Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

           Purchase price:
             Cash paid, including transaction costs        $ 8,916
             Debt assumed                                      357
             Liabilities assumed                             2,967
                                                            ------
               Total purchase price                        $12,240
                                                           =======
             Allocation of purchase price:
             Current assets                                $   879
             Property, plant and equipment                  11,361
                                                           -------
                                                           $12,240
                                                           =======

   International Marine Terminals

   Effective January 1, 2002, we acquired a 33 1/3% interest in International Marine Terminals from Marine Terminals Incorporated. Effective February 1, 2002, we acquired an additional 33 1/3% interest in IMT from Glenn Springs Holdings, Inc. Our combined purchase price was approximately $40.5 million, including the assumption of $40 million of long-term debt. IMT is a partnership that operates a bulk terminal site in Port Sulphur, Louisiana. The Port Sulphur terminal is a multi-purpose import and export facility, which handles approximately 7 million tons annually of bulk products including coal, petroleum coke and iron ore. The acquisition complements our existing bulk terminal assets, and we include IMT as part of our Terminals business segment.

   Our purchase price and our allocation to assets acquired, liabilities assumed and minority interest was as follows (in thousands):

             Purchase price:
               Cash received, net of transaction costs     $(3,781)
               Debt assumed                                 40,000
               Liabilities assumed                           4,249
                                                           -------
                 Total purchase price                      $40,468
                                                           =======
             Allocation of purchase price:
               Current assets                               $6,600
               Property, plant and                          31,781
             equipment
               Deferred charges and other assets               139
               Minority interest                             1,948
                                                           -------
                                                           $40,468
                                                           =======

   Kinder Morgan Tejas

   Effective January 31, 2002, we acquired all of the equity interests of Tejas Gas, LLC, a wholly-owned subsidiary of InterGen (North America), Inc., for approximately $726.7 million and the assumption of approximately $103.8 million of liabilities. As of June 30, 2002, we have paid $688.2 million and established a $37.6 million reserve for a final working capital settlement payment. We made a final working capital settlement payment of $38.4 million in July 2002.

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

   The allocation of our purchase price to the assets and liabilities of Kinder Morgan Tejas is preliminary, pending minor purchase price adjustments. It was based on an independent appraisal of fair market values as follows (in thousands):

             Purchase price:
                  Cash paid, including transaction         $726,655
                    costs
                  Liabilities assumed                       103,787
                                                           --------
                    Total purchase price                   $830,442
                                                           ========
             Allocation of purchase price:
                  Current assets                           $ 72,610
                  Property, plant and equipment,
                    incl cushion                            688,769
                  Goodwill                                   69,063
                                                           --------
                                                           $830,442
                                                           ========

   The $69.1 million of goodwill was assigned to our Natural Gas Pipelines business segment and the entire amount is expected to be deductible for tax purposes.

   Trailblazer Pipeline Company

   On December 12, 2001, we announced that we had signed a definitive agreement to acquire the remaining 33 1/3% ownership interest in Trailblazer Pipeline Company from Enron Trailblazer Pipeline Company for $68 million in cash. We closed the transaction on May 6, 2002 and we now own 100% of Trailblazer Pipeline Company. During the first quarter of 2002, we paid $12.0 million to CIG Trailblazer Gas Company, an affiliate of El Paso Corporation, in exchange for CIG's relinquishment of its rights to become a 7% to 8% equity owner in Trailblazer Pipeline Company in mid-2002.

   Our purchase price and our allocation to assets acquired, liabilities assumed and minority interest was as follows (in thousands):

             Purchase price:
                Cash paid, including costs                 $ 80,125
                                                           --------
                 Total purchase price                      $ 80,125
                                                           ========
             Allocation of purchase price:
                Property, plant and equipment              $ 41,409
                Goodwill                                     15,000
                Minority interest                            23,716
                                                           --------
                                                           $ 80,125
                                                           ========

   The $15.0 million of goodwill was assigned to our Natural Gas Pipelines business segment and the entire amount is expected to be deductible for tax purposes.

Milwaukee Bagging Operations

   Effective May 1, 2002, we purchased a bagging operation facility adjacent to our Milwaukee, Wisconsin dry-bulk terminal for $8.5 million. The purchase enhances the operations at our Milwaukee terminal, which is capable of handling up to 150,000 tons per year of fertilizer and salt for de-icing and livestock purposes. The Milwaukee bagging operations are included in our Terminals business segment.

   Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

             Purchase price:
               Cash paid, including  transaction costs     $  8,500
                                                           --------
                  Total purchase price                     $  8,500
                                                           ========
             Allocation of purchase price:
               Current assets                              $     40
               Property, plant and equipment                  3,140
               Goodwill                                       5,320
                                                           --------
                                                           $  8,500
                                                           ========

   The $5.3 million of goodwill was assigned to our Terminals business segment and the entire amount is expected to be deductible for tax purposes.

   Pro Forma Information

   The following summarized unaudited Pro Forma Consolidated Income Statement information for the six months ended June 30, 2002 and 2001, assumes all of the acquisitions we have made since January 1, 2001, including the ones listed above, had occurred as of January 1, 2001. We have prepared these unaudited Pro Forma financial results for comparative purposes only. These unaudited Pro Forma financial results may not be indicative of the results that would have occurred if we had completed these acquisitions as of January 1, 2001 or the results that will be attained in the future. Amounts presented below are in thousands, except for the per unit amounts:

                                                          Pro Forma
                                                      Six Months Ended
                                                          June 30,
                                                       2002      2001
                                                       ----      ----
                                                        (Unaudited)
Revenues                                          $2,136,649  $3,756,445
Operating Income                                     343,469     326,274
Net Income                                           294,461     269,514
Basic and diluted Limited Partners' Net Income     $    1.00   $    0.85
per unit


3.  Litigation and Other Contingencies

   Federal Energy Regulatory Commission Proceedings

   SFPP, L.P.

   SFPP, L.P. is the subsidiary limited partnership that owns our Pacific operations, excluding the CALNEV pipeline and related terminals acquired from GATX Corporation. Tariffs charged by SFPP are subject to certain proceedings involving shippers' complaints regarding the interstate rates, as well as practices and the jurisdictional nature of certain facilities and services, on our Pacific operations' pipeline systems. The Federal Energy Regulatory Commission complaints seek approximately $137 million in tariff refunds and approximately $22 million in prospective annual tariff reductions.

   OR92-8, et al. proceedings. In September 1992, El Paso Refinery, L.P. filed a protest/complaint with the FERC:

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

   Opinion No. 435-B directed SFPP to make additional changes in its revised compliance filing, including:

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

   RHC's petition contended that Opinion No. 435-B should be modified on rehearing, to the extent it:

   o suggested that a "substantial divergence" standard applies to complaint proceedings challenging the total level of SFPP's East Line rates subsequent to the Docket No. OR92-8 et al. proceedings;
                                          -- ---
   o required a substantial divergence to be shown between SFPP's cost of service and the change in the FERC oil pipeline index in such subsequent complaint proceedings, rather than a substantial divergence between the cost of service and SFPP's revenues; and
   o permitted SFPP to recover 1993 rate case litigation expenses through a surcharge mechanism.

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

   Motions to intervene and protest the December 14, 2001 corrected submissions were filed by Navajo, ARCO and ExxonMobil. Ultramar requested leave to file an out-of-time intervention and protest of both the November 20, 2001 and December 14, 2001 submissions. On January 14, 2002, SFPP responded to those filings to the extent they were not mooted by the orders rejecting the tariffs in question.

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

   On April 8, 2002, SFPP filed a petition for review of the Commission's February 15, 2002 Order in the U.S. Court of Appeals for the District of Columbia Circuit. BP West Coast Products, LLC (formerly ARCO); ExxonMobil; Tosco Corporation; and Ultramar, Inc. and Valero Energy Corporation filed motions to intervene in that proceeding. On April 9, 2002, the Court of Appeals consolidated SFPP's petition with the petitions for review of the Commission's prior orders and directed the parties "to file motions to govern future proceedings" by May 9, 2002. Motions were filed by SFPP, RHC, Navajo, Chevron and the "Indicated Parties" (BP West Coast Products, ExxonMobil, Ultramar and Tosco). The FERC requested that the Court continue to hold the consolidated cases in abeyance pending the completion of proceedings before the agency on rehearing.

   On June 25, 2002, the Court granted the ExxonMobil and Valero Energy motions to intervene, and directed intervenors on the side of petitioners to notify the court of that status and provide a statement of issues to be raised. ExxonMobil filed a notice on July 2, 2002; Ultramar, Inc. and Valero Energy on July 10, 2002. On July 12, 2002, SFPP responded to the ExxonMobil notice in order to urge the Court not to rely on ExxonMobil's categorization of the issues and party alignments in allocating briefing.

      On May 31, 2002, SFPP filed FERC Tariff No. 70, which implemented the FERC's annual indexing adjustment. Motions to intervene and protest were filed by Navajo and Chevron, contesting any indexing adjustment to the litigation surcharge permitted by Opinion No. 435-B. On June 28, 2002, the FERC's Director of the Division of Tariffs and Rates rejected Tariff No. 70 on the ground that the surcharge should not be indexed. On July 2, 2002, SFPP filed FERC Tariff No. 73 to replace Tariff No. 70 in compliance with that decision, which resulted in an average reduction from Tariff No. 70 of approximately $.0002 per barrel.

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

   We are not able to predict with certainty the final outcome of the FERC proceedings involving SFPP, should they be carried through to their conclusion, or whether we can reach a settlement with some or all of the complainants. Although it is possible that current or future proceedings could be resolved in a manner adverse to us, we believe that the resolution of such matters will not have a material adverse effect on our business, financial position or results of operations.

   CALNEV Pipe Line LLC

   We acquired CALNEV Pipe Line LLC in March 2001. CALNEV provides interstate and intrastate transportation from an interconnection with SFPP at Colton, California to destinations in and around Las Vegas, Nevada.

  OR01-08. In August 2001, ARCO filed a complaint against CALNEV's interstate rates alleging that they were unjust and unreasonable. Tosco and Ultramar filed interventions and subsequently filed complaints. In October 2001, the Commission set the ARCO claim for investigation and hearing. The matter was first referred to a settlement judge. On November 14, 2001, CALNEV filed a motion for rehearing or, in the alternative, clarification of the Commission's October 2001 order. CALNEV asserted that the Commission should have dismissed ARCO's complaint because it did not meet the standards of the Commission's regulations or, in the alternative, that the Commission should clarify the standards of pleading and proof applicable to ARCO's complaint.

  In April 2002, CALNEV and the complainants were able to reach a mutually agreeable resolution of the disputed claims, and a settlement agreement was executed. In the settlement agreement, the parties agreed, among other things, that for a period of five years CALNEV would not seek a rate increase at the FERC or the California Public Utiltiies Commission except as permitted under four specific exceptions and that the complainants would not file complaints against CALNEV's rates, provided it complies with such exceptions. On May 21, 2002, the FERC granted the parties' joint motion to dismiss the three pending complaints with prejudice and accepted CALNEV's withdrawal of its pending request for rehearing.

ORO2-9. In April 2002, Chevron filed a complaint against CALNEV's interstate rates, making allegations of unjust and unreasonable rates that were substantially similar to those alleged by ARCO, Ultramar and Tosco in the OR01-8 docket. CALNEV answered Chevron's complaint on May 16, 2002, and Chevron moved for leave to respond to CALNEV's answer on June 17, 2002. The Commission has yet to rule on Chevron's motion or response and has not yet set Chevron's complaint for investigation and hearing. CALNEV and Chevron have reached a settlement in principle and are currently negotiating the details of a settlement agreement.

   We are not able to predict with certainty the final outcome of the FERC proceedings involving CALNEV, should they be carried through to their conclusion, or whether we can reach a settlement with some or all of the complainants. Although it is possible that current or future proceedings could be resolved in a manner adverse to us, we believe that the resolution of such matters will not have a material adverse effect on our business, financial position or results of operations.

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

   Although SFPP received a favorable ruling from the trial court in May 1997, in September 1999, the California Court of Appeals remanded the case back to the trial court for further proceeding. SFPP claims that the rent payable for each of the years 1994 through 2004 should be approximately $4.4 million and SPTC claims it should be approximately $15.0 million. We believe SPTC's position in this case is without merit and we have set aside reserves that we believe are adequate to address any reasonably foreseeable outcome of this matter. We expect this matter to go to trial during the third quarter of 2002.

   FERC Order 637

   Kinder Morgan Interstate Gas Transmission LLC

   On June 15, 2000, Kinder Morgan Interstate Gas Transmission LLC made its filing to comply with FERC's Orders 637 and 637-A. That filing contained KMIGT's compliance plan to implement the changes required by FERC dealing with the way business is conducted on interstate natural gas pipelines. All interstate natural gas pipelines were required to make such compliance filings, according to a schedule established by FERC. From October 2000 through June 2001, KMIGT held a series of technical and phone conferences to identify issues, obtain input, and modify its Order 637 compliance plan, based on comments received from FERC Staff and other interested parties and shippers. On June 19, 2001, KMIGT received a letter from FERC encouraging it to file revised pro-forma tariff sheets, which reflected the latest discussions and input from parties into its Order 637 compliance plan. KMIGT made such a revised Order 637 compliance filing on July 13, 2001. The July 13, 2001 filing contained little substantive change from the original pro-forma tariff sheets that KMIGT originally proposed on June 15, 2000. On October 19, 2001, KMIGT received an order from FERC, addressing its July 13, 2001 Order 637 compliance plan. In the Order addressing the July 13, 2001 compliance plan, KMIGT's plan was accepted, but KMIGT was directed to make several changes to its tariff, and in doing so, was directed that it could not place the revised tariff into effect until further order of the Commission. KMIGT filed its compliance filing with the October 19, 2001 Order on November 19, 2001 and also filed a request for rehearing/clarification of the FERC's October 19, 2001 Order on November 19, 2001. The November 19, 2001 Compliance filing has been protested by several parties. KMIGT filed responses to those protests on December 14, 2001. At this time, it is unknown when this proceeding will be finally resolved. KMIGT currently expects that it may not have a fully compliant Order 637 tariff approved and in effect until sometime in the third quarter of 2002. The full impact of implementation of Order 637 on the KMIGT system is under evaluation. We believe that these matters will not have a material adverse effect on our business, financial position or results of operations.

   Separately, numerous petitioners, including KMIGT, have filed appeals of Order 637 in the D.C. Circuit, potentially raising a wide array of issues related to Order 637 compliance. Initial briefs were filed on April 6, 2001, addressing issues contested by industry participants. Oral arguments on the appeals were held before the courts in

December 2001. On April 5, 2002, the D.C. Circuit issued an order largely affirming Order Nos. 637, et seq. The D.C. Circuit remanded the Commission's decision to impose a 5-year cap on bids that an existing shipper would have to match in the right of first refusal process. The D.C. Circuit also remanded the Commission's decision to allow forward-hauls and backhauls to the same point. Finally, the D.C. Circuit held that several aspects of the Commission's segmentation policy and its policy on discounting at alternate points were not ripe for review. The FERC has requested comments from the industry with respect to the issues remanded by the D.C. Circuit. They were due July 30, 2002.

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

   Standards of Conduct Rulemaking

      On September 27, 2001, FERC issued a Notice of Proposed Rulemaking in Docket No. RM01-10 in which it proposed new rules governing the interaction between an interstate natural gas pipeline and its affiliates. If adopted as proposed, the Notice of Proposed Rulemaking could be read to limit communications between KMIGT, Trailblazer and their respective affiliates. In addition, the Notice could be read to require separate staffing of KMIGT and its affiliates, and Trailblazer and its affiliates. Comments on the Notice of Proposed Rulemaking were due December 20, 2001. Numerous parties, including KMIGT, have filed comment on the Proposed Standards of Conduct Rulemaking. On May 21, 2002, FERC held a technical conference dealing with the Commission's proposed changes in the Standard of Conduct Rulemaking. On June 28, 2002, KMIGT and numerous other parties flied additional written comments under a procedure adopted at the technical conference. The Proposed Rulemaking is awaiting further Commission action. We believe that these matters, as finally adopted, will not have a material adverse effect on our business, financial position or results of operations.

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

   At a hearing conducted in the United States District Court for the District of Colorado on April 8, 2002, the Court orally announced that it had approved the certification of proposed plaintiff classes and approved a proposed settlement in the CO2 Claims Coalition, LLC, Rutter & Wilbanks, Watson, Ainsworth and United States ex rel. Crowley cases. The Court entered a written order approving the Settlement on May 6, 2002; plaintiffs counsel representing Shores, et al appealed the court's decision to the 10th Circuit Court of Appeals.

   RSM Production Company et al. v. Kinder Morgan Energy Partners, L.P. et al.

   Cause No. 4519, in the District Court, Zapata County Texas, 49th Judicial District. On October 15, 2001, Kinder Morgan Energy Partners, L.P. was served with the First Supplemental Petition filed by RSM Production Corporation on behalf of the County of Zapata, State of Texas and Zapata County Independent School District as plaintiffs. Kinder Morgan Energy Partners, L.P. was sued in addition to 15 other defendants, including two other Kinder Morgan affiliates. Certain entities we acquired in the Kinder Morgan Tejas acquisition are also defendants in this matter. The Petition alleges that these taxing units relied on the reported volume and analyzed heating content of natural gas produced from the wells located within the appropriate taxing jurisdiction in order to properly assess the value of mineral interests in place. The suit further alleges that the defendants undermeasured the volume and heating content of that natural gas produced from privately owned wells in Zapata County, Texas. The Petition further alleges that the County and School District were deprived of ad valorem tax revenues as a result of the alleged undermeasurement of the natural gas by the defendants. On December 15, 2001, the defendants filed motions to transfer venue on jurisdictional grounds. There are no further pretrial proceedings at this time.

   Quinque Operating Company, et al. v. Gas Pipelines, et al.

   Will Price, et al. v. Gas Pipelines, et al., (f/k/a Quinque Operating
Company et al. v. Gas Pipelines, et al.), Stevens County, Kansas District Court, Case No. 99 C 30. In May, 1999, three plaintiffs, Quinque Operating Company, Tom Boles and Robert Ditto, filed a purported nationwide class action in the Stevens County, Kansas District Court against some 250 natural gas pipelines and many of their affiliates. The District Court is located in Hugoton, Kansas. Certain entities we acquired in the Kinder Morgan Tejas acquisition are also defendants in this matter. The Petition (recently amended) alleges a conspiracy to underpay royalties, taxes and producer payments by the defendants' undermeasurement of the volume and heating content of natural gas produced from nonfederal lands for more than twenty-five years. The named plaintiffs purport to adequately represent the interests of unnamed plaintiffs in this action who are comprised of the nation's gas producers, State taxing agencies and royalty, working and overriding owners. The plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees from the defendants, jointly and severally. This action was originally filed on May 28, 1999 in Kansas State Court in Stevens County, Kansas as a class action against approximately 245 pipeline companies and their affiliates, including certain Kinder Morgan entities. Subsequently, one of the defendants removed the action to Kansas Federal District Court and the case was styled as Quinque Operating Company, et al. v. Gas Pipelines, et al., Case No. 99-1390-CM, United States District Court for the District of Kansas. Thereafter, we filed a motion with the Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the Grynberg False Claim Act cases referred to above, because of common factual questions. On April 10, 2000, the MDL Panel ordered that this case be consolidated with the Grynberg federal False Claims Act cases. On January 12, 2001, the Federal District Court of Wyoming issued an oral ruling remanding the case back to the State Court in Stevens County, Kansas. A case management conference occurred in State Court in Stevens County, and a briefing schedule was established for preliminary matters. Personal jurisdiction discovery has commenced. Merits discovery has been stayed. Recently, the defendants filed a motion to dismiss on grounds other than personal jurisdiction, and a motion to dismiss of lack of personal jurisdiction for non-resident defendants. The current Named plaintiffs are Will Price, Tom Boles, Cooper Clark Foundation and Stixon Petroleum, Inc. Quinque Operating Company has been dropped from the action as a Named Plaintiff.

   Sweatman and Paz Gas Corporation  v. Gulf Energy Marketin, LLC, et al.

   Mel R. Sweatman and Paz Gas Corporation vs, Gulf Energy Marketing, LLC, et al. On July 25, 2002, we were served with this suit for breach of contract, tortious interference with existing contractual relationships, conspiracy to commit tortuous interference and interference with prospective business relationship. Mr. Sweatman and Paz Gas Corporation claim that, in connection with our acquisition of Tejas Gas, LLC, we wrongfully caused gas volumes to be shipped on our Kinder Morgan Texas Pipeline system instead of our Kinder Morgan Tejas system. Mr. Sweatman and Paz Gas Corporation allege that this action eliminated profit on Kinder Morgan Tejas, a portion of which Mr. Sweatman and Paz Gas Corporation claim they are entitled under an agreement with a subsidiary of ours acquired in the Tejas Gas acquisition. Our answer to this complaint has not yet become due. Based on the information available to date and our preliminary investigation, we believe this suit is without merit and intend to defend it vigorously.

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

   We are currently involved in the following governmental proceedings related to compliance with environmental regulations associated with our assets:

   o one cleanup ordered by the United States Environmental Protection Agency related to ground water contamination in the vicinity of SFPP's storage facilities and truck loading terminal at Sparks, Nevada;
   o several ground water hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board and two other state agencies;
   o groundwater and soil remediation efforts under administrative orders issued by various regulatory agencies on those assets purchased from GATX Corporation, comprising Kinder Morgan Liquids Terminals LLC, CALNEV Pipe Line LLC and Central Florida Pipeline LLC; and
   o a ground water remediation effort taking place between Chevron, Plantation Pipe Line Company and the Alabama Department of Environmental Management.

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

   On October 2, 2001, the jury rendered a verdict in the case of Walter Chandler v. Plantation Pipe Line Company. The jury awarded the plaintiffs a total of $43.8 million. The judge reduced the award to $42.6 million due to a prior settlement with the plaintiffs by a third party. The verdict was divided with the following award of damages:

   o $0.3 million compensatory damages for property damage to the Evelyn Chandler Trust;
   o  $4.1 million compensatory damages to Walter (Buster) Chandler;
   o $1.2 million compensatory damages to Clay Chandler; and o $37 million punitive damages.

   Plantation has filed post judgment motions and an appeal of the verdict. The appeal of this case will be directly heard by the Alabama Supreme Court. It is anticipated that a decision by the Alabama Supreme Court will be received within the next ten to fifteen months.

   This case was filed in April 1997 by the landowner (Evelyn Chandler Trust) and two residents of the property (Buster Chandler and his son, Clay Chandler). The suit was filed against Chevron, Plantation and two individuals. The two individuals were later dismissed from the suit. Chevron settled with the plaintiffs in December 2000. The property and residences are directly across the street from the location of a former Chevron products terminal. The Plantation pipeline system traverses the Chevron terminal property. The suit alleges that gasoline released from the terminal and pipeline contaminated the groundwater under the plaintiffs' property. As noted above, a current remediation effort is taking place between Chevron, Plantation and Alabama Department of Environmental Management.

   Although no assurance can be given, we believe that the ultimate resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position or results of operations. We have recorded a total reserve for environmental claims in the amount of $67.8 million at June 30, 2002. As of June 30, 2002, we were not able to reasonably estimate when the eventual settlements of these claims will occur.

   Other

   We are a defendant in various lawsuits arising from the day-to-day operations of our businesses. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position or results of operations. In addition, since many of our assets are subject to regulation, we are subject to potential future challenges to our rates and to changes in applicable rules and regulations that may have an adverse effect on our business, financial position or results of operations.


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


5.  Distributions

   On May 15, 2002, we paid a cash distribution for the quarterly period ended March 31, 2002, of $0.59 per unit to our common unitholders and to our class B unitholders. Kinder Morgan Management, LLC, our sole i-unitholder, received 527,572 additional i-units based on the $0.59 cash distribution per common unit. The distributions were declared on April 17, 2002, payable to unitholders of record as of April 30, 2002.

   On July 17, 2002, we declared a cash distribution for the quarterly period ended June 30, 2002, of $0.61 per unit. The distribution will be paid on or before August 14, 2002, to unitholders of record as of July 31, 2002. Our common unitholders and class B unitholders will receive cash. Our sole i-unitholder will receive a distribution in the form of additional i-units based on the $0.61 distribution per common unit. The number of i-units distributed will be 619,585. For each outstanding i-unit that Kinder Morgan Management, LLC holds, a fraction of an i-unit will be issued. The fraction is determined by dividing:

   o  the cash amount distributed per common unit

      by

   o the average of Kinder Morgan Management's shares' closing market prices from July 15-26, 2002, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.


6.  Intangibles

   Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141 "Business Combinations" and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". These accounting pronouncements require that we prospectively cease amortization of all intangible assets having indefinite useful economic lives. Such assets, including goodwill, are not to be amortized until their lives are determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. We completed this initial transition impairment test in June 2002 and determined that our goodwill is not impaired.

   Our intangible assets include goodwill, lease value, contracts and agreements. All of our intangible assets having definite lives are being amortized on a straight-line basis over their estimated useful lives. SFAS Nos. 141 and 142 also require that we disclose the following information related to our intangible assets still subject to amortization and our goodwill (in thousands):

                                             June 30,            Dec. 31,
                                               2002                2001
                                          -------------       ---------
            Goodwill                      $    655,632        $    566,633
            Accumulated amortization          (19,899)            (19,899)
                                          ------------        ------------
            Goodwill, net                      635,733             546,734
                                          ------------        ------------

            Lease value                          6,124               6,124
            Contracts and other                 10,712              10,739
            Accumulated amortization              (290)               (200)
                                          ------------        ------------
            Other intangibles, net              16,546              16,663
                                          ------------        ------------
            Total intangibles, net        $    652,279        $    563,397
                                          ============        ============

   Changes in the carrying amount of goodwill for the six months ended June 30, 2002 are summarized as follows (in thousands):

                                                 Products       Natural Gas        CO2
                                                Pipelines        Pipelines      Pipelines    Terminals       Total
                                                ---------        ---------      ---------    ---------       -----
   Balance at Dec. 31, 2001                  $   262,765        $   87,452      $  46,101    $ 150,416     $  546,734
   Goodwill acquired                                 417                --             --           --            417
   Goodwill dispositions, net                         --                --             --           --             --
   Impairment losses                                  --                --             --           --             --
                                             -----------        ----------      ---------    ---------     ----------
   Balance at Mar. 31, 2002                  $   263,182        $   87,452      $  46,101    $ 150,416     $  547,151
                                             ===========        ==========      =========    =========     ==========
   Goodwill acquired                                  --            83,262             --        5,320         88,582
   Goodwill dispositions, net                         --                --             --           --             --
   Impairment losses                                  --                --             --           --             --
                                             -----------        ----------      ---------    ---------     ----------
   Balance at June 30, 2002                  $   263,182        $  170,714      $  46,101    $ 155,736     $  635,733
                                             ===========        ==========      =========    =========     ==========


   Amortization expense consists of the following (in thousands):

                     Three Months Ended June 30,      Six Months Ended June 30,
                         2002          2001             2002          2001
                       --------      --------         --------     ----------
   Goodwill            $     --      $  3,385         $     --     $    5,967
   Lease value               35         1,396               70          2,793
   Contracts and other       10            10               20             20
                       --------      --------         --------     ----------
                       $     45      $  4,791         $     90     $    8,780
                       ========      ========         ========     ==========

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

   Had SFAS No. 142 been in effect prior to January 1, 2002, our reported limited partners' interest in net income and net income per unit would have been as follows (in thousands, except per unit amounts):


                                                                       Three Months Ended                    Six Months Ended
                                                                  June 30,           June 30,          June 30,          June 30,
                                                                    2002               2001              2002              2001
                                                                    ----               ----              ----              ----
Reported limited partners' interest in net income                $ 79,283           $ 53,620         $ 158,922          $ 113,665
Add: limited partners' interest in goodwill amortization               --              3,350                --              5,907
                                                                 --------           --------         ---------          ---------
Adjusted limited partners' interest in net income                $ 79,283           $ 56,970         $ 158,922          $ 119,572
                                                                 ========           ========         =========          =========

Basic limited partners' net income per unit:
  Reported net income                                            $   0.48           $   0.36         $    0.96          $    0.80
  Goodwill amortization                                                --               0.02                --               0.04
                                                                 --------           --------         ---------          ---------
  Adjusted net income                                            $   0.48           $   0.38         $    0.96          $    0.84
                                                                 ========           ========         =========          =========

Diluted limited partners' net income per unit:
  Reported net income                                            $   0.48           $   0.36         $    0.95          $    0.80
  Goodwill amortization                                                --               0.02                --               0.04
                                                                 --------           --------         ---------          ---------
  Adjusted net income                                            $   0.48           $   0.38         $    0.95          $    0.84
                                                                 ========           ========         =========          =========


7.  Debt

   Our debt and credit facilities as of June 30, 2002, consist primarily of:

   o  a $750 million unsecured 364-day credit facility due October 23, 2002;
   o  a $200 million unsecured 364-day credit facility due February 20, 2003;
   o an $85.2 million unsecured two-year credit facility due June 29, 2003 (Trailblazer Pipeline Company is the obligor on the facility);
   o  a $300 million  unsecured  five-year  credit  facility due  September 29,
      2004;
   o $79.5 million of Series F First Mortgage Notes due December 2004 (our subsidiary, SFPP, L.P. is the obligor on the notes);
   o  $200 million of 8.00% Senior Notes due March 15, 2005;
   o  $40  million  of  Plaquemines,   Louisiana  Port,  Harbor,  and  Terminal
      District Revenue Bonds due March 15, 2006 (our subsidiary, International Marine Terminals, is the obligor on the bonds);
   o $35 million of 7.84% Senior Notes, with a final maturity of July 2008 (our subsidiary, Central Florida Pipe Line LLC, is the obligor on the notes);
   o  $250 million of 6.30% Senior Notes due February 1, 2009;
   o  $250 million of 7.50% Senior Notes due November 1, 2010;
   o  $700 million of 6.75% Senior Notes due March 15, 2011;
   o  $450 million of 7.125% Senior Notes due March 15, 2012;
   o $25 million of New Jersey Economic Development Revenue Refunding Bonds due January 15, 2018 (our subsidiary, Kinder Morgan Liquids Terminals LLC, is the obligor on the bonds);
   o $87.9 million of Industrial Revenue Bonds with final maturities ranging from September 2019 to December 2024 (our subsidiary, Kinder Morgan Liquids Terminals LLC, is the obligor on the bonds);
   o $23.7 million of tax-exempt bonds due 2024 (our subsidiary, Kinder Morgan Operating L.P. "B", is the obligor on the bonds);
   o  $300 million of 7.40% Senior Notes due March 15, 2031;
   o  $300 million of 7.75% Senior Notes due March 15, 2032; and
   o  a $1.25 billion short-term commercial paper program.

   None of our debt or credit facilities are subject to payment acceleration as a result of any change to our credit ratings.

   Our short-term debt at June 30, 2002, consisted of:

   o  $996.8 million of commercial paper borrowings;
   o  $42.5 million under the SFPP, L.P. 10.7% First Mortgage Notes;
   o  $31.0 million under Trailblazer's unsecured two-year credit facility;

   o  $5.0 million under the Central Florida Pipeline LLC Notes; and
   o  $3.5 million in other borrowings.

   On August 6, 2002, Kinder Morgan Management, LLC issued in a public offering, an additional 12,478,900 of its shares, including 478,900 shares upon exercise by the underwriters of an over-allotment option, at a price of $27.50 per share, less commissions and underwriting expenses. The net proceeds from the offering were used to buy i-units from us. After commissions, underwriting expenses and unit issuance costs, we will receive net proceeds of approximately $328.6 million for the issuance of 12,478,900 i-units. We used the proceeds from the i-unit issuance to reduce the borrowings under our commercial paper program.

   We intend and have the ability to refinance $276.3 million of our short-term debt on a long-term basis under our unsecured five-year credit facility. We do not anticipate any liquidity problems. Our average interest rate for outstanding borrowings during the second quarter of 2002 was approximately 5.06% per annum.

   For additional information regarding our debt facilities, see Note 9 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2001.

   Credit Facilities

   No borrowings were outstanding under our three credit facilities at June 30, 2002. However, the amount available for borrowing under our credit facilities is reduced by a $23.7 million letter of credit that supports Kinder Morgan Operating L.P. "B"'s tax-exempt bonds and our outstanding commercial paper borrowings.

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

   Our five-year credit facility also permits us to obtain bids for fixed rate loans from members of the lending syndicate.

   Senior Notes

   At June 30, 2002, our unamortized liability balance due on the various series of our senior notes was as follows (in millions):

      8.0% senior notes due March 15, 2005                 $ 199.8
      6.30% senior notes due February 1, 2009                249.4
      7.5% senior notes due November 1, 2010                 248.7
      6.75% senior notes due March 15, 2011                  698.2
      7.125% senior notes due March 15, 2012                 448.0
      7.40% senior notes due March 15, 2031                  299.3
      7.75% senior notes due March 15, 2032                  298.5
                                                             -----
              Total                                       $2,441.9
                                                          ========
   Commercial Paper Program

   Effective March 31, 2002 and June 30, 2002, our commercial paper program provided for the issuance of up to $1.25 billion of commercial paper. Borrowings under our commercial paper program reduce the borrowings allowed under our credit facilities. As of June 30, 2002, we had $996.8 million of commercial paper outstanding with an interest rate of 2.14%.

   Trailblazer Pipeline Company Debt

   At June 30, 2002, the outstanding balance under Trailblazer's $85.2 million two-year revolving credit facility was $31.0 million. The revolving credit facility expires on June 29, 2003, and had a weighted average interest rate of 2.805% at June 30, 2002, which reflects LIBOR plus a margin of 0.875%. Pursuant to the terms of the revolving credit facility, Trailblazer partnership distributions are restricted by certain financial covenants. In late July, we paid the outstanding balance under Trailblazer's revolving credit facility.

   Kinder Morgan Operating L.P. "B" Debt

   The $23.7 million principal amount of tax-exempt bonds due 2024 were issued by the Jackson-Union Counties Regional Port District. These bonds bear interest at a weekly floating market rate. During the second quarter of 2002, the weighted-average interest rate on these bonds was 1.45% per annum, and at June 30, 2002, the interest rate was 1.33%. We have an outstanding letter of credit issued under our credit facilities that supports our tax-exempt bonds. The letter of credit reduces the amount available for borrowing under our credit facilities.

   International Marine Terminals Debt

   As of February 1, 2002, we own a 66 2/3% interest in International Marine Terminals (IMT) partnership (see Note 2). The principal assets owned by IMT are dock and wharf facilities financed by the Plaquemines Port, Harbor and Terminal District (Louisiana) $40,000,000 Adjustable Rate Annual Tender Port Facilities Revenue Refunding Bonds (International Marine Terminals Project) Series 1984A and 1984B. The bonds mature on March 15, 2006. The bonds are backed by two letters of credit issued by KBC Bank N.V. On March 19, 2002, an Amended and Restated Letter of Credit Reimbursement Agreement relating to the letters of credit was entered into by IMT and KBC Bank. In connection with that agreement, we agreed to guarantee the obligations of IMT in proportion to our ownership interest. Our obligation is approximately $30.3 million for principal, plus interest and other fees.

   Cortez Pipeline Company Debt

   Pursuant to a certain Throughput and Deficiency Agreement, the owners of Cortez Pipeline Company (Kinder Morgan CO2 Company, L.P. - 50% owner; a subsidiary of Exxon Mobil Corporation - 37% owner; and Cortez Vickers Pipeline Company - 13% owner) are required, on a percentage ownership basis, to contribute capital to Cortez Pipeline Company in the event of a cash deficiency. The Throughput and Deficiency Agreement contractually supports the financings of Cortez Capital Corporation, a wholly-owned subsidiary of Cortez Pipeline Company, by obligating the owners of Cortez Pipeline Company to fund cash deficiencies at Cortez Pipeline Company, including cash deficiencies relating to the repayment of principal and interest. Parent companies of the respective Cortez Pipeline Company owners further severally guarantee, on a percentage basis, the obligations of the Cortez Pipeline Company owners under the Throughput and Deficiency Agreement.

   Due to our indirect ownership of Cortez through Kinder Morgan CO2 Company, L.P., we severally guarantee 50% of the debt of Cortez Capital Corporation. Shell Oil Company shares our guaranty obligations jointly and severally through December 31, 2006 for Cortez's debt programs in place as of April 1, 2000.

   At June 30, 2002, the debt facilities of Cortez Capital Corporation consisted of:

   o a $127 million committed 364-day revolving credit facility due December 26, 2002;
   o a $48 million committed 364-day revolving credit facility due July 17, 2002;
   o  $115.7 million of Series D notes due May 15, 2013; and
   o  a $175 million short-term commercial paper program.

   At June 30, 2002, Cortez had $155.8 million of commercial paper outstanding with an interest rate of 1.82%, the average interest rate on the series D notes was 6.9322% and there were no borrowings under the credit facilities.

   On July 16, 2002, the $127 million and the $48 million revolving credit facilities were combined into one $175 million committed revolving credit facility due December 26, 2002.


8. Partners' Capital

   At June 30, 2002, our partners' capital consisted of 129,922,218 common units, 5,313,400 class B units and 31,617,905 i-units. Together, these 166,853,523 units represent the limited partners' interest and an effective 98% economic interest in the Partnership, exclusive of our general partner's incentive distribution. Our common unit total consisted of 111,020,191 units held by third parties, 17,178,027 units held by KMI and its consolidated affiliates (excluding our general partner) and 1,724,000 units held by our general partner. Our class B units were held entirely by Kinder Morgan, Inc. and our i-units were held entirely by Kinder Morgan Management, LLC. Our general partner has an effective 2% interest in the Partnership, excluding the general partner's incentive distribution.

   At December 31, 2001, our Partners' capital consisted of 129,855,018 common units, 5,313,400 class B units and 30,636,363 i-units. Our total common units outstanding consisted of 110,071,392 units held by third parties, 18,059,626 units held by Kinder Morgan, Inc. and its consolidated affiliates (excluding our general partner) and 1,724,000 units held by our general partner. Our class B units were held entirely by Kinder Morgan, Inc. and our i-units were held entirely by Kinder Morgan Management, LLC.

   Our class B units were issued in December 2000. The class B units are similar to our common units except that they are not eligible for trading on the New York Stock Exchange. Our i-units were initially issued in May 2001. The i-units are a separate class of limited partner interests in us. All of our i-units are owned by Kinder Morgan Management, LLC, a wholly-owned subsidiary of our general partner, and are not publicly traded. In accordance with its limited liability company agreement, Kinder Morgan Management's activities are restricted to being a limited partner in, and controlling and managing the business and affairs of, the Partnership, our operating partnerships and our subsidiaries.

   Through the combined effect of the provisions in our partnership agreement and the provisions of Kinder Morgan Management, LLC's limited liability company agreement, the number of outstanding Kinder Morgan Management, LLC shares and the number of i-units will at all times be equal. Furthermore, under the terms of our partnership agreement, we agreed that we will not, except in liquidation, make a distribution on an i-unit other than in additional i-units or a security that has in all material respects the same rights and privileges as our i-units. The number of i-units we distribute to Kinder Morgan Management, LLC is based upon the amount of cash we distribute to the owners of our common units. Typically, if cash is paid to the holders of our common units, we will issue additional i-units to Kinder Morgan Management, LLC. The fraction of an i-unit paid per i-unit owned by Kinder Morgan Management, LLC will have the same value as the cash payment on the common unit. Based on the preceding, Kinder Morgan Management, LLC received 527,572 i-units on May 15, 2002. These additional i-units distributed were based on the $0.59 per unit distributed to our common unitholders on that date.

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

   Incentive distributions allocated to our general partner are determined by the amount that quarterly distributions to unitholders exceed certain specified target levels. Our distribution of $0.59 per unit paid on May 15, 2002 for the first quarter of 2002 required an incentive distribution to our general partner of $61.0 million. Our distribution of $0.525 per unit paid on May15, 2001 for the first quarter of 2001 required an incentive distribution to our general partner of $41.0 million. The increased incentive distribution to our general partner paid for the first quarter of 2002 over the distribution paid for the first quarter of 2001 reflects the increase in the amount distributed per unit as well as the issuance of additional units.

   Our declared distribution for the second quarter of 2002 of $0.61 per unit will result in an incentive distribution to our general partner of $64.4 million. This compares to our distribution of $0.525 per unit and incentive distribution to our general partner of $50.1 million for the second quarter of 2001.

   Subsequent Event

   On August 6, 2002, Kinder Morgan Management, LLC issued in a public offering, an additional 12,478,900 of its shares, including 478,900 shares upon exercise by the underwriters of an over-allotment option, at a price of $27.50 per share, less commissions and underwriting expenses. The net proceeds from the offering were used to buy i-units from us. After commissions, underwriting expenses and unit issuance costs, we will receive net proceeds of approximately $328.6 million for the issuance of 12,478,900 i-units. We used the proceeds from the i-unit issuance to reduce the debt we incurred in our acquisition of Kinder Morgan Tejas during the first quarter of 2002.


9.  Comprehensive Income

   Statement of Financial Accounting Standards No. 130, "Accounting for Comprehensive Income", requires that enterprises report a total for comprehensive income. For each of the six months ended June 30, 2002 and 2001, the only difference between our net income and our comprehensive income was the unrealized gain or loss on derivatives utilized for hedging purposes. For more information on our hedging activities, see Note 10. Our total comprehensive income is as follows (in thousands):



                                                                           Three Months Ended             Six Months Ended
                                                                                June 30,                       June 30,
                                                                           2002         2001            2002              2001
                                                                        ----------  ------------      ---------         ---------
Net income                                                              $144,517      $104,226         $285,950         $205,893
Cumulative effect transition adjustment                                       --            --               --          (22,797)
Change in fair value of derivatives used for hedging purposes            (14,920)      (16,798)         (81,856)         (37,007)
Reclassification of change in fair value of derivatives to net income     11,531        13,716          (12,828)          53,974
                                                                        --------      ---------         --------          ------
Comprehensive income                                                    $141,128      $101,144         $191,266         $200,063
                                                                        ========      ========         =========        ========

10.  Risk Management

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

   Approximately $0.3 million was recognized in earnings as a loss during the second quarter of 2002 as a result of ineffectiveness of these hedges, which amount is reported within the caption Operations and maintenance in the accompanying Consolidated Statements of Income. For the second quarter of 2001, approximately $0.1 million was recognized in earnings as a gain as a result of ineffectiveness of these hedges. Approximately $0.5 million was recognized in earnings as a gain during the first six months of 2002 as a result of ineffectiveness of these hedges, and for the first six months of 2001, approximately $0.2 million was recognized in earnings as a loss as a result of ineffectiveness of these hedges. For each of the six months ended June 30, 2002 and 2001, there was no component of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness.

   The gains and losses included in Accumulated other comprehensive income will be reclassified into earnings as the hedged sales and purchases take place. Approximately $23.3 million of the Accumulated other comprehensive income balance of $30.9 million representing unrecognized net losses on derivative activities at June 30, 2002 is expected to be reclassified into earnings during the next twelve months. During the six months ended June 30, 2002, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions will no longer occur by the end of the originally specified time period.

   The differences between the current market value and the original physical contracts value associated with hedging activities are primarily reflected as other current assets and accrued other current liabilities in the accompanying consolidated balance sheets. At June 30, 2002, our balance of $71.6 million of other current assets included approximately $44.2 million related to risk management hedging activities, and our balance of $218.2 million of accrued other current liabilities included approximately $68.0 million related to risk management hedging activities. At December 31, 2001, our balance of $194.9 million of other current assets included approximately $163.7 million related to risk management hedging activities, and our balance of $209.9 million of accrued other current liabilities included approximately $117.8 million related to risk management hedging activities.

   At June 30, 2002, our balance of $115.6 million of Deferred charges and other assets included approximately $11.6 million related to risk management hedging activities, and our balance of $234.2 million of Other deferred credits included approximately $19.4 million related to risk management hedging activities. At December 31, 2001, our balance of $75.0 million of Deferred charges and other assets included approximately $22.0 million related to risk management hedging activities, and our balance of $246.5 million of Other deferred credits included approximately $4.7 million related to risk management hedging activities.

   While we enter into derivative transactions only with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk.

   Interest Rate Swaps

   In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt. As of June 30, 2002, we have entered into interest rate swap agreements with a notional principal amount of $1.35 billion for the purpose of hedging the interest rate risk associated with our fixed and floating rate debt obligations.

   A notional principal amount of $1.15 billion of these agreements effectively converts the interest expense associated with the following series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread:

   o  8.0% senior notes due March 15, 2005;
   o  6.30% senior notes due February 1, 2009;
   o  7.125% senior notes due March 15, 2012;
   o  7.40% senior notes due March 15, 2031; and
   o  7.75% senior notes due March 15, 2032.

   The swap agreements for our senior notes have termination dates that correspond to the maturity dates of such series. The swap agreements for our 7.40% senior notes contain mutual cash-out provisions at the then-current economic value every seven years. The swap agreements for our 7.125% senior notes contain cash-out provisions at the then-current economic value at March 15, 2009. The swap agreements for our 7.75% senior notes contain mutual cash-out provisions at the then-current economic value every five years. As of December 31, 2001, we were party to interest rate swap agreements with a total notional principal amount of $900 million.

   We also maintain swap agreements that effectively convert the interest expense associated with $200 million of our floating rate debt to fixed rate. The maturity dates of these swap agreements range from November 3, 2002 to August 1, 2005.

   These swaps have been designated as fair value hedges as defined by SFAS No.
133. These swaps also meet the conditions required to assume no ineffectiveness under SFAS No. 133 and, therefore, we have accounted for them using the "shortcut" method prescribed for fair value hedges by SFAS No. 133. Accordingly, we will adjust the carrying value of each swap to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged. We will record interest expense equal to the variable rate payments, which will be accrued monthly and paid semi-annually. At June 30, 2002, we recognized an asset of $33.7 million for the net fair value of our swap agreements and we included this amount with Deferred charges and other assets on the accompanying balance sheet. At December 31, 2001, we recognized a liability of $5.4 million for the net fair value of our swap agreements and we included this amount with Other Long-Term Liabilities and Deferred Credits on the accompanying balance sheet. We are exposed to credit related losses in the event of nonperformance by counterparties to these interest rate swap agreements, but, given their existing credit ratings, we do not expect any counterparties to fail to met their obligations.


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

   Our Products Pipelines segment derives its revenues primarily from the transportation of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids. Our Natural Gas Pipelines segment derives its revenues primarily from the gathering and transmission of natural gas. Our CO2 Pipelines segment derives its revenues primarily from the marketing and transportation of carbon dioxide used as a flooding medium for recovering crude oil from mature oil fields and from the production of crude oil from fields in the Permian Basin of West Texas. Our Terminals segment derives its revenues primarily from the transloading and storing of refined petroleum products and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt, and chemicals.

   Financial information by segment follows (in thousands):

                                                           Three Months Ended June 30,         Six Months Ended June 30,
                                                               2002            2001                2002          2001
                                                           ------------   -------------        ------------   ----------

Revenues
   Products Pipelines                                    $    145,641     $   137,181          $     280,459  $  327,874
   Natural Gas Pipelines                                      800,946         479,224              1,338,503   1,205,509
   CO2 Pipelines                                               34,416          32,143                 66,540      61,245
   Terminals                                                  109,933          87,207                208,499     169,772
                                                         ------------     -----------          -------------  ----------
   Total consolidated revenues                           $  1,090,936     $   735,755          $   1,894,001  $1,764,400
                                                         ============     ===========          =============  ==========

Operating income
   Products Pipelines                                    $     88,067     $    81,445          $     166,640  $  149,259
   Natural Gas Pipelines                                       55,399          26,829                116,906      80,238
   CO2 Pipelines                                               13,852          16,531                 26,486      31,035
   Terminals                                                   45,239          34,782                 87,913      68,050
                                                         ------------     -----------          -------------  -----------
   Total segment operating income                             202,557         159,587                397,945     328,582
   Corporate administrative expenses                          (30,210)        (20,991)               (59,742)    (51,635)
                                                         -------------    ------------         -------------- -----------
   Total consolidated operating income                   $    172,347     $   138,596          $     338,203  $  276,947
                                                         =============    ============         ============== ===========

Earnings from equity investments, net of amortization of excess costs
   Products Pipelines                                    $      8,286     $     6,266          $      15,466   $  11,181
   Natural Gas Pipelines                                        5,903           5,174                 11,959      10,450
   CO2 Pipelines                                                8,761           7,454                 17,402      16,213
   Terminals                                                      (47)             --                    (47)         --
                                                         -------------    ------------         --------------  ----------
   Consolidated equity earnings, net of amortization     $     22,903     $    18,894          $      44,780   $  37,844
                                                         =============    ============       ===============   ==========

Income taxes and Other, net - income (expense)
   Products Pipelines                                    $     (2,980)    $    (2,546)         $     (5,755)   $  (4,648)
   Natural Gas Pipelines                                           14              (7)                   19            3
   CO2 Pipelines                                                   (4)           (158)                   90           93
   Terminals                                                   (1,678)         (2,645)               (3,453)      (3,629)
                                                         -------------    ------------         -------------   ----------
   Total consolidated income taxes and Other, net        $     (4,648)    $    (5,356)         $     (9,099)   $   (8,181)
                                                         =============    ============         =============   ===========

Segment earnings
   Products Pipelines                                    $     93,373     $    85,165          $    176,351    $   155,792
   Natural Gas Pipelines                                       61,316          31,996               128,884         90,691
   CO2 Pipelines                                               22,609          23,827                43,978         47,341
   Terminals                                                   43,514          32,137                84,413         64,421
                                                         -------------    -----------          ------------    ------------
   Total segment earnings                                     220,812         173,125               433,626        358,245
   Interest and corporate administrative expenses (a)         (76,295)        (68,899)             (147,676)      (152,352)
                                                         -------------    ------------         -------------   ------------
   Total consolidated net income                         $     144,517    $   104,226          $    285,950    $   205,893
                                                         =============    ===============      =============   ============
(a) Includes interest and debt expense, general and
administrative expenses, minority interest expense, and other insignificant items.

                                          June 30,               Dec. 31,
                                            2002                   2001
                                    -------------------    -------------------
    Assets
       Products Pipelines          $         3,137,387    $         3,095,899
       Natural Gas Pipelines                 2,999,386              2,058,836
       CO2 Pipelines                           522,456                503,565
       Terminals                             1,069,146                990,760
                                    -------------------    -------------------
       Total segment assets                  7,728,375              6,649,060
       Corporate assets (a)                    177,572                 83,606
                                   -------------------    -------------------
       Total consolidated assets   $         7,905,947    $         6,732,666
                                    ===================    ===================
    (a) Includes cash, cash equivalents and certain unallocable deferred charges


12.  New Accounting Pronouncements

   Statement of Financial Accounting Standards No. 141 "Business Combinations" supersedes Accounting Principles Board Opinion No. 16 and requires that all transactions fitting the description of a business combination be accounted for using the purchase method and prohibits the use of the pooling of interests for all business combinations initiated after June 30, 2001. The Statement also modifies the accounting for the excess of fair value of net assets acquired as well as intangible assets acquired in a business combination. The provisions of this statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for by the purchase method that are completed after July 1, 2001. This Statement requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. We adopted SFAS No. 141 on January 1, 2002. Refer to Note 2 for more detail about our acquisitions.

   Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" supersedes Accounting Principles Board Opinion No. 17 and requires that goodwill no longer be amortized but should be tested, at least on an annual basis, for impairment. A benchmark assessment of potential impairment must also be completed within six months of adopting SFAS No.
142. We made our initial assessment in June 2002. After this initial assessment, we will test our goodwill for impairment annually.

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

   After June 30, 2001, we completed five acquisitions which resulted in the recognition of goodwill. These acquisitions are as follows:

   o  The Boswell Oil Company (acquired assets);
   o  Stolt-Nielsen (acquired assets of two subsidiaries);
   o  Kinder Morgan Tejas;
   o  Trailblazer Pipeline Company (the remaining 33 1/3% ownership interest);
      and
   o  Milwaukee Bagging Operations.

   Following our adoption of SFAS No. 142 on January 1, 2002, goodwill of approximately $635.7 million at June 30, 2002 is no longer subject to amortization over its estimated useful life.

   Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", issued in July 2001 by the Financial Accounting Standards Board, requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is initially recorded at its fair value, and the relative asset value is increased by the same amount. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We have not yet quantified the impacts of adopting this Statement on our financial position or results of operations.

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

   In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. This Statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this statement will not have any immediate effect on our consolidated financial statements. We will apply this guidance prospectively.

   In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Second Quarter 2002 Compared With Second Quarter 2001

   Despite the current economic uncertainty, our second quarter results reflected the continued growth in earnings that has occurred since the fourth quarter of 2000. For the seventh consecutive quarter, we reported record earnings.

   Total consolidated net income for the quarter was a record $144.5 million ($0.48 per diluted unit), a 39% increase from the $104.2 million ($0.36 per diluted unit) in net income reported for the second quarter of 2001. Revenues for the second quarter of 2002 totaled $1,091 million, compared with $735.8 million in the same year-earlier period. Second quarter 2002 operating income was $172.3 million versus $138.6 million in the second quarter of 2001. Operating expenses, consisting of our combined cost of sales, fuel, power and operating and maintenance expenses, were $832.1 million in the second quarter of 2002, compared with $527.7 million in the same period a year ago.

   The quarter-to-quarter increases in our earnings, revenues and expenses were driven by volume growth from most of our assets and by the acquisitions of pipeline and terminal businesses that we made since the end of the second quarter of 2001. The largest of these acquisitions was the January 31, 2002 purchase of Kinder Morgan Tejas. Kinder Morgan Tejas' operations include a 3,400-mile intrastate natural gas pipeline system that has good access to natural gas supply basins and provides a strategic, complementary fit with our other natural gas pipeline assets in Texas, particularly Kinder Morgan Texas Pipeline.

   Second quarter earnings from equity investments, net of amortization of excess costs, increased 21% from the same period last year, primarily from higher returns on our investment in Plantation Pipe Line Company. Total equity earnings, net of amortization of excess costs were $22.9 million in the second quarter of 2002 versus $18.9 million in the second quarter of 2001. In addition, on July 17, 2002, we declared a record cash distribution of $0.61 per unit for the second quarter of 2002 (an annualized rate of $2.44). Our second quarter 2002 distribution is up 16% from the $0.525 per unit distribution made for the second quarter of 2001. In addition, beginning in April 2002, our general and administrative expenses include our entire payroll tax expense and all prior periods have been restated to reflect the effect of this reclassification.

   Products Pipelines

   Our Products Pipelines segment reported earnings of $93.4 million on revenues of $145.6 million in the second quarter of 2002. In the second quarter of 2001, the segment reported earnings of $85.2 million on revenues of $137.2 million. The quarter-to-quarter increases of 10% in earnings and 6% in revenues were driven by improved performance from existing assets and by higher returns from our 44.8% ownership interest in the Cochin Pipeline System. Effective December 31, 2001, we purchased an additional 10% ownership interest in Cochin and as a result, we realized a $1.4 million increase in second quarter earnings as compared to last year. Revenues from Cochin also increased due to higher volumes and tariffs. Revenues from our Pacific operations increased $1.4 million (2%) primarily as a result of slightly higher (2%) average tariff rates and the delivery of higher gasoline volumes.

   Combined operating expenses for our Products Pipelines segment were $36.7 million in the second quarter of 2002 versus $34.4 million in the second quarter of 2001. The $2.3 million increase (7%) was primarily due to higher fuel and power expenses on our Pacific operations' pipelines and higher expenses associated with our increased investment in Cochin.

   Earnings from our Products Pipelines' equity investments, net of amortization of excess costs, were $8.3 million in the second quarter of 2002 versus $6.3 million in the same quarter of 2001. The $2.0 million increase was mainly related to higher equity earnings from our 51% ownership interest in Plantation Pipe Line Company. Plantation reported all-time record throughput in the second quarter of 2002, transporting 663,000 barrels per day of refined petroleum products throughout the southeastern United States.

   Natural Gas Pipelines

   Our Natural Gas Pipelines segment reported earnings of $61.3 million on revenues of $800.9 million in the second quarter of 2002. In the second quarter of 2001, the segment reported earnings of $32.0 million on revenues of $479.2 million. The $29.3 million increase in segment earnings included $21.1 million resulting from the inclusion of Kinder Morgan Tejas. The remaining increase was the result of improved earnings associated with both the pipeline expansion at Trailblazer Pipeline Company and the elimination of lease payments at Kinder Morgan Texas Pipeline. The $321.7 million increase in overall segment revenues resulted primarily from the inclusion of revenues earned by recently acquired Kinder Morgan Tejas. For the second quarter of 2002, Kinder Morgan Tejas reported revenues of $430.4 million. Additionally, Trailblazer Pipeline Company reported a $5.8 million increase (82%) in quarter-to-quarter revenues, mainly the result of increased contract demand volume on the recently expanded pipeline. Offsetting the overall increase in segment revenues was a $103.4 million decrease in revenues earned by our Kinder Morgan Texas Pipeline system, and an $8.5 million decrease in revenues earned by our Casper and Douglas natural gas gathering and processing systems. Both of these decreases were primarily related to a decline in gas prices since the second quarter of 2001.

   The segment's operating expenses totaled $728.6 million in the second quarter of 2002 and $442.5 million in the second quarter of 2001. The $286.1 million increase in segment operating expenses includes $404.3 million in expenses from Kinder Morgan Tejas. Excluding the results of Kinder Morgan Tejas, the segment's operating expenses declined $118.2 million in the second quarter of 2002, primarily the result of the drop in natural gas prices. Kinder Morgan Texas Pipeline reported a $109.0 million decrease in operating expenses, mostly consisting of lower gas purchase costs and the elimination of lease operating expenses. Casper and Douglas reported a $7.7 million decrease in operating expenses, mostly due to the lower gas prices' effects on its gas gathering and processing operations.

   Earnings from equity investments, net of amortization of excess costs, were essentially flat for the quarter. The segment reported $5.9 million in net equity earnings for the second quarter of 2002 versus $5.2 million for the same prior year period. The slight $0.7 million increase in equity earnings was mainly due to higher earnings from the segment's 25% interest in Thunder Creek Gas Services, LLC.

   CO2 Pipelines

   Our CO2 Pipelines segment reported earnings of $22.6 million on revenues of $34.4 million in the second quarter of 2002. Combined operating expenses totaled $12.0 million for the current quarter. For the same period last year, our CO2 Pipelines segment reported earnings of $23.8 million, revenues of $32.1 million and combined operating expenses of $9.3 million. The period-to-period increases in segment revenues and segment operating expenses were primarily driven by increases in both oil production volumes from the SACROC Unit and carbon dioxide delivery volumes. The increase in revenues was offset by lower prices resulting from our long-term hedging program. The 5% decline in segment earnings was primarily due to higher depreciation, depletion and amortization charges. Non-cash depreciation charges were up $2.5 million as a result of higher production volumes, the capital expenditures and acquisitions made since the end of the second quarter of 2001 and a higher depreciation rate.

   The lower overall segment earnings were partially offset by higher equity earnings, net of amortization of excess costs. In the second quarter of 2002, our CO2 Pipelines segment reported $8.8 million in equity earnings, a 17% increase from the $7.5 million in equity earnings in the second quarter of 2001. The increase resulted from higher earnings from the segment's 50% ownership interest in Cortez Pipeline Company mainly due to lower average debt balances, lower average borrowing rates and higher carbon dioxide delivery volumes.

   Terminals

   Our Terminals segment, which includes both our bulk and liquids terminal businesses, reported earnings of $43.5 million, revenues of $109.9 million and operating expenses of $54.8 million in the second quarter of 2002. This compares to earnings of $32.1 million, revenues of $87.2 million and operating expenses of $41.5 million in the second quarter of 2001. The increases in our Terminals' operating results were due to key acquisitions we have made since the end of the second quarter of 2001, including:

   o the terminal businesses we acquired from Koninklijke Vopak N.V., effective July 10, 2001;
   o the terminal businesses we acquired from The Boswell Oil Company, effective August 31, 2001;
   o the terminal businesses we acquired from an affiliate of Stolt-Nielsen, Inc. in November 2001;
   o  Laser Materials Services LLC, acquired effective January 1, 2002;
   o a 66 2/3% interest in International Marine Terminals Partnership, 33 1/3% interest acquired effective January 1, 2002 and an additional 33 1/3% interest acquired effective February 1, 2002; and
   o  the Milwaukee bagging operations, acquired effective May 1, 2002.

   In the second quarter of 2002, the acquisitions listed above generated revenues of $29.3 million, combined operating expenses of $19.5 million and earnings of $7.6 million. The quarter-to-quarter increase in earnings for assets owned in both periods was driven principally by strong performance in our liquids terminals at Houston, Texas and Carteret, New Jersey. Our liquids terminals facilities enjoyed continued, steady high levels of utilization (97%). Lower depreciation expense, resulting from depreciation adjustments made in the second quarter of 2001 on newly acquired liquids terminals, also contributed to the overall increase in second quarter segment earnings.

Segment Operating Statistics

   Operating statistics for the second quarter of 2002 and 2001 are as follows:

                                                        Three Months Ended
                                                  June 30, 2002    June 30, 2001
                                                  -------------    -------------
Products Pipelines
   Gasoline                                             121.6           114.3
   Diesel                                                39.7            42.1
   Jet Fuel                                              28.3            31.0
                                                     ---------       ---------
   Total Refined Product Volumes (MBbl)                 189.6           187.4
   Natural gas liquids                                    8.7            10.5
                                                     ---------       --------
   Total Delivery Volumes (MBbl) (1)                    198.3           197.9
Natural Gas Pipelines
   Transport Volumes (Bcf) (2)                          287.7           256.7
CO2 Pipelines
   Delivery Volumes (Bcf) (3)                           109.5            93.2
   SACROC Oil Production (MMBbl)                          1.1             0.8
Terminals
   Bulk Terminals
      Transload Tonnage (MMtons) (4)                     15.1            14.9
   Liquids Terminals
      Leaseable Capacity (MMBbl)                         34.5            33.0
      Utilization %                                       97%              97%
Note:  Historical pro forma for acquired assets.
(1) Includes Pacific, Plantation, North System, CALNEV, Central Florida, Cypress and Heartland pipeline volumes.
(2) Includes Kinder Morgan Interstate Gas Transmission, Kinder Morgan Texas Pipeline, Kinder Morgan Tejas and Trailblazer pipeline volumes.
(3)   Includes  Cortez,   Central  Basin  and  Canyon  Reef  Carriers  pipeline
      volumes.
(4) Includes Cora, Grand Rivers and Kinder Morgan Bulk Terminals aggregate terminal throughputs.

   Other

   Items not attributable to any segment include general and administrative expenses, interest income and expense and minority interest. Together, these items totaled $76.3 million in the second quarter of 2002 versus $68.9 million in the second quarter of 2001. Our general and administrative expenses totaled $30.2 million in the second quarter of 2002 compared with $21.0 million in the second quarter of 2001. The quarter-to-quarter increase in general and administrative expenses relates to our acquisitions and investments made since June 2001. Our acquisition of Kinder Morgan Tejas on January 31, 2002 has enlarged our Natural Gas Pipelines business segment. We continue to manage aggressively our infrastructure expense and to focus on our productivity and expense controls. Our total interest expense, net of interest income, was $43.9 million in the second quarter of 2002 and $45.3 million in the second quarter of 2001. The slight (3%) decrease of $1.4 million was primarily due to lower average interest rates during the second quarter of 2002 compared with the same period in 2001, partially offset by higher average borrowings.


 Six Months Ended June 30, 2002 Compared With Six Months Ended June 30, 2001

   Net income for the six months ended June 30, 2002 was $286.0 million ($0.95 per diluted unit) compared with net income of $205.9 million ($0.80 per diluted unit) in the first six moths of 2001. The 39% increase in earnings for the comparable January through June six-month periods matches the percentage increase in earnings for the comparable second quarter periods. We reported total revenues of $1,894.0 million for the first half of 2002, compared with $1,764.4 million for the first half of 2001. Our operating expenses for the six-month period ended June 30, 2002, were $1,385.9 million, and for the six-month period ended June 30, 2001, were $1,345.7 million. Operating income for the six months ended June 30, 2002, was $338.2 million, an increase of 22% compared with the $276.9 million in operating income reported in the same year-earlier period. Equity earnings from investments, less amortization of excess costs, were $44.8 million in the first half of 2002 versus $37.8 million in the first half of 2001.

   Products Pipelines

   Products Pipelines reported earnings of $176.4 million on revenues of $280.5 million for the first six months of 2002. These amounts compare with earnings of $155.8 million on revenues of $327.9 million for the same period of 2001. The $47.4 million (14%) decrease in period-to-period segment revenues includes a reduction of $67.5 million in transmix revenues resulting from our long-term transmix processing agreement with Duke Energy Merchants. During the first quarter of 2001, we entered into a 10-year agreement with Duke Energy Merchants to process transmix on a fee basis only. Under the agreement, Duke Energy Merchants is responsible for procurement of the transmix and sale of the products after processing. This agreement allows us to eliminate commodity price exposure in our transmix operations. The overall decrease in segment revenues was partly offset by a $12.5 million increase in revenues earned by CALNEV Pipe Line LLC and by a $6.7 million increase in revenues earned from our increased ownership interest in the Cochin Pipeline System. The increases reflect our acquisitions of CALNEV on March 30, 2001 from GATX Corporation, our acquisition of an additional 10% interest in Cochin (bringing our total interest to 44.8%) effective December 31, 2001, and higher volumes and tariffs on the Cochin pipeline. Revenues from our Pacific operations increased $2.8 million (2%), primarily as a result of a matching 2% increase in average tariff rates, partially offset by lower non-transportation revenues.

   Combined operating expenses for our Products Pipelines segment were $72.2 million in the first six-months of 2002 versus $138.2 million in the same period last year. The $66.0 million reduction (48%) in expenses was primarily due to our agreement with Duke Energy Merchants, which reduced our cost of products sold by approximately $68.6 million. The overall decrease in segment operating expenses was partially offset by higher fuel and power expenses on our Pacific operations' pipelines and by the inclusion of a full six months of operations for the CALNEV pipeline during 2002.

   Earnings from our Products Pipelines' equity investments, net of amortization of excess costs, were $15.5 million in the first six-months of 2002 versus $11.2 million in the same period of 2001. The $4.3 million increase (38%) was mainly related to higher equity earnings from our 51% ownership interest in Plantation Pipe Line Company. During the first six months of 2002 compared to the first six months of 2001, Plantation reported higher revenues due to increased delivery volumes, and lower operating and interest expenses, primarily due to lower power costs.

   Natural Gas Pipelines

   Our Natural Gas Pipelines segment reported earnings of $128.9 million on revenues of $1,338.5 million in the first six months of 2002. In the same 2001 period, the segment reported earnings of $90.7 million on revenues of $1,205.5 million. Kinder Morgan Tejas, acquired January 31, 2002, reported revenues of $677.2 million for the six months ended June 30, 2002. Excluding Kinder Morgan Tejas, segment revenues decreased $544.2 million in the comparable six-month periods. Revenue declines of $498.1 million from our Kinder Morgan Texas Pipeline system and $30.3 million from our Casper and Douglas gas gathering and processing system were primarily due to lower gas prices since the end of the second quarter of 2001. Partially offsetting the overall decline in segment revenues was an increase in natural gas transport revenue, mainly the result of expansions on the Trailblazer pipeline and to additional transportation contracts entered into by Kinder Morgan Texas Pipeline.

   The segment's operating expenses totaled $1,189.9 million in the first half of 2002 and $1,104.6 million in the first half of 2001. Kinder Morgan Tejas reported expenses of $637.3 million for six-month period ended June 30, 2002. For the year-to-year six-month periods, Kinder Morgan Texas Pipeline reported a $513.4 million decrease in operating expenses, and Casper and Douglas reported a $28.4 million decrease, both primarily driven by lower gas purchase costs. Kinder Morgan Interstate Gas Transmission reported a $13.4 million decrease in gross operating expenses, mostly due to lower fuel costs and less fuel lost and unaccounted for.

   Earnings from equity investments, net of amortization of excess costs, were $12.0 million for the first six months of 2002 versus $10.5 million for the same prior year period. The $1.5 million increase (14%) in equity earnings was mainly due to higher earnings from the segment's 49% interest in the Red Cedar Gathering Company.

   CO2 Pipelines

   Our CO2 Pipelines segment reported earnings of $44.0 million on revenues of $66.5 million in the first six months of 2002. The segment reported earnings of $47.3 million on revenues of $61.2 million in the same six-month period of 2001. Combined operating expenses totaled $22.8 million for the first half of 2002 versus $17.8 million in the first half of 2001. The increases in segment revenues and operating expenses are relatively offsetting and result from increases in oil production volumes and carbon dioxide delivery volumes. The 7% decline in segment earnings was mainly due to higher non-cash depreciation, depletion and amortization charges. Depreciation charges were up $5.9 million as a result of higher production volumes, the capital expenditures and acquisitions made since the end of 2001 and a higher depreciation rate.

   The overall decline in segment earnings was partially offset by a $1.2 million increase in equity earnings, net of amortization of excess costs, and a $1.0 million decrease in taxes, primarily related to lower severance and ad valorem taxes. The segment reported $17.4 million in equity earnings, net of amortization of excess costs in the first six months of 2002 versus $16.2 million in the same year-ago period. The increase was mainly due to higher returns from the segment's equity interest in Cortez Pipeline Company.

   Terminals

   Our Terminals segment reported earnings of $84.4 million, revenues of $208.5 million and operating expenses of $101.0 million in the first six-months of 2002. These results compare to earnings of $64.4 million, revenues of $169.8 million and operating expenses of $85.1 million in the comparable period of 2001. The increases in segment operating results were mainly driven by the terminal acquisitions we have made since the beginning of 2001, including the businesses described above in our quarterly discussion and analysis as well as our purchase of Pinney Dock & Transport LLC, effective March 1, 2001, and internal growth at certain existing liquids terminals.

   In the first six months of 2002, these terminal acquisitions produced incremental revenues of $51.7 million compared to revenues earned in the same year-earlier period. Revenues from bulk terminals, coal facilities and liquids terminals owned during both periods were relatively flat. Period-to-period bulk transload tonnage volume, for all bulk terminals owned at June 30, 2002, was down slightly (2%) compared to last year, but our liquids terminals' leaseable volume capacity has increased nearly 5% since June 30, 2001, while our utilization percentage has remained constant at 97%. In addition, we have current expansion projects ongoing at our Carteret Terminal in New York Harbor and our Pasadena Terminal on the Houston, Texas Ship Channel.

   The $15.9 million increase in segment operating expenses in the first six months of 2002 compared to the first six months of 2001 includes $31.5 million in incremental operating expenses related to the newly acquired terminal facilities. The overall increase in segment operating expenses was partially offset by lower engineering expenses and lower fuel and power expenses.

Segment Operating Statistics

   Operating statistics for the first six months of 2002 and 2001 are as follows:

                                                    Six Months Ended
                                             June 30, 2002      June 30, 2001
                                             -------------      -------------
Products Pipelines
   Gasoline                                        229.8             215.1
   Diesel                                           76.2              82.3
   Jet Fuel                                         54.6              61.3
                                                --------          --------
   Total Refined Product Volumes (MBbl)            360.6             358.7
   Natural gas liquids                              19.8              21.7
                                                --------          --------
   Total Delivery Volumes (MBbl) (1)               380.4             380.4
Natural Gas Pipelines
   Transport Volumes (Bcf) (2)                     502.3             464.8
CO2 Pipelines
   Delivery Volumes (Bcf) (3)                      222.6             191.9
   SACROC Oil Production (MMBbl)                     2.1               1.6
Terminals
   Bulk Terminals
      Transload Tonnage (MMtons) (4)                27.7              28.2
   Liquids Terminals
      Leaseable Capacity (MMBbl)                    34.5              33.0
      Utilization %                                  97%               97%
Note:  Historical pro forma for acquired assets.
(5) Includes Pacific, Plantation, North System, CALNEV, Central Florida, Cypress and Heartland pipeline volumes.
(6) Includes Kinder Morgan Interstate Gas Transmission, Kinder Morgan Texas Pipeline, Kinder Morgan Tejas and Trailblazer pipeline volumes.
(7)   Includes  Cortez,   Central  Basin  and  Canyon  Reef  Carriers  pipeline
      volumes.
(8) Includes Cora, Grand Rivers and Kinder Morgan Bulk Terminals aggregate terminal throughputs.

   Other

   Items not attributable to any segment include general and administrative expenses, interest income and expense and minority interest. General and administrative expenses were $59.7 million for the six-months ended June 30, 2002 and $51.6 million for the six-months ended June 30, 2001. The increase was chiefly due to the businesses we acquired since the second quarter of 2001. Our total interest expense, net of interest income, was $82.9 million in the first six months of 2002, compared with $95.1 million in the same year-earlier period. The decrease was primarily due to lower average borrowing rates, partially offset by higher average borrowings. During the first quarter of 2002, we closed a public offering of $750 million in principal amount of senior notes and retired a maturing amount of $200 million in principal amount of senior notes.

Financial Condition

   The following table illustrates the sources of our invested capital. In addition to our results of operations, these balances are affected by our financing activities as discussed below (dollars in thousands):

                                               June 30, 2002      Dec. 31, 2001
                                               -------------      -------------
Long-term debt                                  $ 2,997,410       $ 2,231,574
Minority interest                                    39,010            65,236
Partners' capital                                 3,080,046         3,159,034
                                               --------------------------------
   Total capitalization                           6,116,466         5,455,844
Short-term debt, less cash and cash equivalents     770,405           497,417
                                               --------------------------------
                                               --------------------------------
   Total invested capital                       $ 6,886,871       $ 5,953,261
                                               ================================

Capitalization:
    Long-term debt                                  49.0%              40.9%
    Minority interest                                0.6%               1.2%
    Partners' capital                               50.4%              57.9%

Invested Capital:
    Total debt                                      54.7%              45.8%
    Partners' capital and minority interest         45.3%              54.2%

   Our primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, expansion capital expenditures and quarterly distributions to our common unitholders, class B unitholders and general partner. In addition to utilizing cash generated from operations, we could meet our cash requirements (other than distributions to our common unitholders, class B unitholders and general partner) through borrowings under our credit facilities, issuing short-term commercial paper, long-term notes or additional common units or issuing additional i-units to Kinder Morgan Management. In general, we expect to fund:

   o cash distributions and sustaining capital expenditures with existing cash and cash flows from operating activities;
   o expansion capital expenditures and working capital deficits through the retention of cash (issuance of equity) resulting from paying quarterly distributions on i-units in additional i-units, additional borrowings, the issuance of additional common units or the issuance of additional i-units to Kinder Morgan Management;
   o  interest payments from cash flows from operating activities; and
   o debt principal payments with additional borrowings as they become due or by the issuance of additional common units or the issuance of additional i-units to Kinder Morgan Management.

   As a master limited partnership, our common units are attractive primarily to individual investors. Individual investors represent a small segment of the total equity capital market. We believe institutional investor prefer shares of Kinder Morgan Management, LLC over our common units due to tax and other regulatory considerations. Thus, Kinder Morgan Management, LLC may make equity investments in us with the proceeds from the sale of equity to institutions, which may not wish to invest in us. Continued opportunities to issue Kinder Morgan Management, LLC equity will give us greater access to equity capital.

   At June 30, 2002, our current commitments for capital expenditures were approximately $48.9 million. This amount has been committed primarily for the purchase of plant and equipment and is based on the payments we expect to need for our 2002 sustaining capital expenditure plan. All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary.

   Operating Activities

   Net cash provided by operating activities was $323.6 million for the six months ended June 30, 2002, versus $282.0 million in the comparable period of 2001. The period-to-period increase in cash flow from operations was mainly the result of overall higher cash earnings from our business portfolio and from working capital improvements. The overall increase in operating cash flows was partially offset by lower cash inflows related to certain non-current accruals and reserves, most notably settlements made on our natural gas transportation imbalances and on our natural gas deferred revenue balances.

   Investing Activities

   Net cash used in investing activities was $1,008.6 million for the six month period ended June 30, 2002, compared to $1,139.6 million in the comparable 2001 period. The $131.0 million decrease in funds utilized in investing activities is primarily attributable to higher expenditures made for strategic acquisitions in the 2001 period.

   Offsetting the overall decline in funds used in investing activities was a $78.1 million increase in funds used for capital expenditures in the first half of 2002 compared to the first half of 2001. Including expansion and maintenance projects, our capital expenditures were $187.3 million in the first six months of 2002. We spent $109.2 million for capital expenditures in the same year-ago period. The increase was due primarily to continued investment in our Natural Gas Pipelines, Terminals and CO2 Pipelines business segments. We continue to expand and grow our existing businesses and have current projects in place that will significantly add storage and throughput capacity to our terminaling, natural gas transmission and carbon dioxide flooding operations. Our sustaining capital expenditures were $30.3 million for the first six months of 2002 compared to $30.8 million for the first six months of 2001.

   Financing Activities

   Net cash provided by financing activities amounted to $654.2 million for the six months ended June 30, 2002. The decrease of $260.5 million from the comparable 2001 period was mainly the result of a $225.0 million decrease in overall debt and equity financing activities. To complete our business acquisitions and to reduce our outstanding balances on our credit facilities and commercial paper borrowings, we completed a public offering of $1.0 billion in principal amount of senior notes in the first quarter of 2001, resulting in a net cash inflow of approximately $990 million net of discounts and issuing costs. We also received $996.9 as proceeds from our May 2001 offering of i-units to Kinder Morgan Management. We used the proceeds form the issuance of i-units to reduce the outstanding balance on our credit facilities and commercial paper borrowings.

   During the first six months of 2002, we purchased the pipeline and terminal businesses we acquired with borrowings under our commercial paper program. We then completed a public offering of $750 million in principal amount of senior notes, resulting in a net cash inflow of approximately $740.8 million net of discounts and issuing costs. We used the proceeds to reduce our borrowings under our commercial paper program.

   The overall decrease in funds provided by our financing activities also resulted from a $61.7 million increase in distributions to our partners. Distributions to all partners increased to $276.4 million in the first six months of 2002 compared to $214.7 million in the same year-ago period. The increase in distributions was due to:

   o  an increase in the per unit cash distributions paid;
   o  an increase in the number of units outstanding; and
   o an increase in the general partner incentive distributions, which resulted from both increased cash distributions per unit and an increase in the number of common units and i-units outstanding.

   On May 15, 2002, we paid a quarterly distribution of $0.59 per unit for the first quarter of 2002, 12% greater than the $0.525 distribution paid for the first quarter of 2001. We paid this distribution in cash to our common unitholders and to our class B unitholders. Kinder Morgan Management, our sole i-unitholder, received additional i-units based on the $0.59 cash distribution per common unit. For each outstanding i-unit that Kinder Morgan Management, LLC held, a fraction of an i-unit was issued. The fraction was determined by dividing:

   o  the cash amount distributed per common unit

   by

   o the average of Kinder Morgan Management's shares' closing market prices for the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

   On July 17, 2002, we declared a cash distribution for the quarterly period ended June 30, 2002, of $0.61 per unit. The distribution will be paid on or before August 14, 2002, to unitholders of record as of July 31, 2002. Our common unitholders and class B unitholders will receive cash. Kinder Morgan Management, LLC, our sole i-unitholder will receive a distribution in the form of additional i-units based on the $0.61 distribution per common unit. We believe that future operating results will continue to support similar levels of quarterly cash distributions, however, no assurance can be given that future distributions will continue at such levels.

   On August 6, 2002, Kinder Morgan Management, LLC issued in a public offering, an additional 12,478,900 of its shares, including 478,900 shares upon exercise by the underwriters of an over-allotment option, at a price of $27.50 per share, less commissions and underwriting expenses. The net proceeds from the offering were used to buy i-units from us. After commissions, underwriting expenses and unit issuance costs, we will receive net proceeds of approximately $328.6 million for the issuance of 12,478,900 i-units. We used the proceeds from the i-unit issuance to reduce the debt we incurred in our acquisition of Kinder Morgan Tejas during the first quarter of 2002.

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

   Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner's incentive distribution for the distribution that we declared for the second quarter of 2002 was $64.4 million. The general partner's incentive distribution for the distribution that we declared for the second quarter of 2001 was $50.1 million. The general partner's incentive distribution that we paid to our general partner was $61.0 million during the second quarter of 2002 and $41.0 million during the second quarter of 2001. All partnership distributions we declare for the fourth quarter of each year are declared and paid in the first quarter of the following year.

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

   None.

Item 5.  Other Information.

   None.

Item 6.   Exhibits and Reports on Form 8-K.

   (a) Exhibits

     4.1    - Certain instruments with respect to long-term debt of the
            Partnership and its consolidated subsidiaries which relate to debt that does not exceed 10% of the total assets of the Partnership and its consolidated subsidiaries are omitted pursuant to Item 601(b)
            (4) (iii) (A) of Regulation S-K, 17 C.F.R. ss.229.601. The
            Partnership hereby agrees to furnish supplementally to the
            Securities and Exchange Commission a copy of each such instrument upon request.
    11   -  Statement re: computation of per share earnings


   (b) Reports on Form 8-K

   Current report dated April 9, 2002 on Form 8-K was filed on April 10, 2002, pursuant to Item 9 of that form. We provided notice that we, along with Kinder Morgan, Inc., a subsidiary of which serves as our general partner, and Kinder Morgan Management, LLC, a subsidiary of our general partner that manages and controls our business and affairs, intended to make several presentations on April 10, 2002 at the 30th Annual Howard Weil Energy Conference to investors and others to address various strategic and financial issues relating to the business plans and objectives of us, Kinder Morgan, Inc. and Kinder Morgan Management, LLC. Notice was also given that prior to the meeting, interested parties would be able to view the materials presented at the meetings by visiting Kinder Morgan, Inc.'s website at: http://www.kindermorgan.com/investor_relations/presentations/

   Current report dated June 19, 2002 on Form 8-K was filed on June 19, 2002, pursuant to Items 5 and 7 of that form. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". We wanted to illustrate how the provision of SFAS No. 142 would have affected our financial statements if it had been in effect for the five years ended December 31, 2001, and to set forth the transitional disclosures described in SFAS No. 142. We filed the following information as exhibits pursuant to Item 7:

   o our selected financial data previously filed as Item 6 to our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on February 20, 2002; and
   o a table showing the changes that would have been reflected in our net income and earnings per limited partner unit if the provisions of SFAS No. 142 had been in effect for the five years ended December 31, 2001.

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

                       KINDER MORGAN ENERGY PARTNERS, L.P.
                       (A Delaware limited partnership)

                          By: KINDER MORGAN G.P., INC.,
                          its General Partner

                         By: KINDER MORGAN MANAGEMENT, LLC,
                          its Delegate

                             By: /s/ C. Park Shaper
                          ------------------------------
                          C. Park Shaper
                          Vice President, Treasurer and Chief Financial Officer
                             Date: August 8, 2002