Form 10-Q
period 2003-03-31
KINDER MORGAN ENERGY PARTNERS L P
filed 2003-05-15
CIK 888228

F O R M 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

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

  The Registrant had 130,033,218 common units outstanding at April 30, 2003.

                       KINDER MORGAN ENERGY PARTNERS, L.P.
                                TABLE OF CONTENTS


                                                                   Page
                                                                  Number
                      PART I. FINANCIAL INFORMATION

 Item 1:  Financial Statements (Unaudited).........................   3
            Consolidated Statements of Income - Three Months Ended    3
            March 31, 2003 and 2002................................
            Consolidated Balance Sheets - March 31, 2003 and          4
            December 31, 2002......................................
            Consolidated Statements of Cash Flows - Three Months      5
            Ended March 31, 2003 and 2002..........................
            Notes to Consolidated Financial Statements.............   6

 Item 2:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................  44
            Results of Operations..................................  44
            Financial Condition....................................  48
            Information Regarding Forward-Looking Statements.......  52

 Item 3:  Quantitative and Qualitative Disclosures About Market
          Risk.....................................................  53

 Item 4:  Controls and Procedures..................................  53



                           PART II. OTHER INFORMATION

 Item 1:  Legal Proceedings........................................  54

 Item 2:  Changes in Securities and Use of Proceeds................  54

 Item 3:  Defaults Upon Senior Securities..........................  54

 Item 4:  Submission of Matters to a Vote of Security Holders......  54

 Item 5:  Other Information........................................  54

 Item 6:  Exhibits and Reports on Form 8-K.........................  54

          Signatures...............................................  56

          Certifications...........................................  57

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Unit Amounts)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                            2003            2002
                                                       -------------  ----------
Revenues
  Natural gas sales..................................  $ 1,378,288    $ 469,868
  Services...........................................      334,941      295,243
  Product sales and other............................       75,609       37,954
                                                         ---------    ---------
                                                         1,788,838      803,065
                                                         ---------    ---------
Costs and Expenses
  Gas purchases and other costs of sales.............    1,375,414      448,093
  Operations and maintenance.........................       93,899       87,291
  Fuel and power.....................................       25,138       18,384
  Depreciation and amortization......................       49,805       41,326
  General and administrative.........................       34,679       29,532
  Taxes, other than income taxes.....................       14,751       12,583
                                                         ---------    ---------
                                                         1,593,686      637,209
                                                         ---------    ---------

Operating Income.....................................      195,152      165,856

Other Income (Expense)
  Earnings from equity investments...................       24,305       23,271
  Amortization of excess cost of equity investments..       (1,394)      (1,394)
  Interest, net......................................      (44,925)     (39,022)
  Other, net.........................................          277          (50)
Minority Interest....................................       (2,214)      (2,827)
                                                         ---------    ---------

Income Before Income Taxes and Cumulative Effect of .
   a Change in Accounting Principle..................      171,201      145,834

Income Taxes.........................................       (4,188)      (4,401)
                                                         ----------   ----------

Income Before Cumulative Effect of  a Change in
   Accounting Principle..............................      167,013      141,433

Cumulative effect adjustment from change in accounting
   for asset retirement obligations..................        3,465            -
                                                         ---------    ---------

Net Income...........................................    $ 170,478    $ 141,433
                                                         =========    =========

Calculation of Limited Partners' interest in Net
Income:
Income Before Cumulative Effect of a Change in
   Accounting Principle.............................     $ 167,013    $ 141,433
Less: General Partner's interest....................       (76,425)     (61,794)
                                                         ----------   ----------
Limited Partners' interest..........................        90,588       79,639
Add: Limited Partners' interest in Change in
   Accounting Principle.............................         3,430            -
                                                         ---------    ---------
Limited Partners' interest in Net Income............     $  94,018    $  79,639
                                                         =========    =========

Basic and Diluted Limited Partners' Net Income per
Unit:
Income Before Cumulative Effect of a Change in
   Accounting Principle.............................     $     0.50   $    0.48
Cumulative effect adjustment from change in
   accounting for asset retirement obligations......           0.02           -
                                                         ----------   ---------
Net Income..........................................     $     0.52   $    0.48
                                                         ==========   =========

Weighted average number of units used in computation
   of Limited Partners' Net Income per unit:
Basic...............................................        181,377     166,049
                                                         ==========   =========

Diluted.............................................        181,510     166,246
                                                         ==========   =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                       March 31,    December 31,
                                                         2003           2002
                                                       -----------    --------
ASSETS
Current Assets
   Cash and cash equivalents.......................... $   36,881   $   41,088
   Accounts and notes receivable
     Trade............................................    763,094      457,583
     Related parties..................................     21,664       17,907
   Inventories
     Products.........................................      3,392        4,722
     Materials and supplies...........................      8,965        7,094
   Gas imbalances.....................................     51,280       25,488
   Gas in underground storage.........................      3,707       11,029
   Other current assets...............................     78,820      104,479
                                                       ----------   ----------
                                                          967,803      669,390
                                                       ----------   ----------

Property, Plant and Equipment, net....................  6,381,802    6,244,242
Investments...........................................    320,835      311,044
Notes receivable......................................      2,673        3,823
Goodwill..............................................    869,840      856,940
Other intangibles, net................................     17,356       17,324
Deferred charges and other assets.....................    241,925      250,813
                                                       ----------   ----------
TOTAL ASSETS.......................................... $8,802,234   $8,353,576
                                                       ==========   ==========


LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts payable
     Trade............................................ $  657,489   $  373,368
     Related parties..................................      7,946       43,742
   Current portion of long-term debt..................     14,520            -
   Accrued interest...................................     20,152       52,500
   Deferred revenues..................................      5,620        4,914
   Gas imbalances.....................................     51,870       40,092
   Accrued other current liabilities..................    358,511      298,711
                                                       ----------   ----------
                                                        1,116,108      813,327
                                                       ----------   ----------

Long-Term Liabilities and Deferred Credits
   Long-term debt, outstanding........................  3,787,234    3,659,533
   Market value of interest rate swaps................    157,665      166,956
                                                       ----------   ----------
                                                        3,944,899    3,826,489

   Deferred revenues..................................     23,143       25,740
   Deferred income taxes..............................     30,262       30,262
   Other long-term liabilities and deferred credits...    220,292      199,796
                                                       ----------   ----------
                                                        4,218,596    4,082,287
                                                       ----------   ----------
Commitments and Contingencies (Note 3)

Minority Interest.....................................     41,976       42,033
                                                       ----------   ----------

Partners' Capital
   Common Units.......................................  1,831,477    1,844,553
   Class B Units......................................    123,068      123,635
   i-Units............................................  1,444,786    1,420,898
   General Partner....................................     74,919       72,100
   Accumulated other comprehensive income (loss)......    (48,696)     (45,257)
                                                       -----------  -----------
                                                        3,425,554    3,415,929
                                                       -----------  -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL............... $8,802,234   $8,353,576
                                                       ===========  ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                  -----------------------------
                                                        2003           2002
                                                    ------------   --------
   Cash Flows From Operating Activities
   Net income.....................................    $ 170,478      $141,433
   Adjustments to reconcile net income to net cash
   provided by operating activities:
       Cumulative effect adjustment from change in
         accounting for asset retirement
         obligations..............................       (3,465)           --
       Depreciation and amortization..............       49,805        41,326
       Amortization of excess cost of equity
         investments..............................        1,394         1,394
       Earnings from equity investments...........      (24,305)      (23,271)
       Distributions from equity investments......       17,872         6,177
       Changes in components of working capital...      (37,079)       58,998
       Other, net.................................       (3,456)       (3,486)
                                                      ----------     ---------
   Net Cash Provided by Operating Activities......      171,244       222,571
                                                      ---------      --------

   Cash Flows From Investing Activities
       Acquisitions of assets.....................       (2,098)     (758,340)
       Acquisitions of investments................       (3,500)           --
       Additions to property, plant and equipment
          for expansion and maintenance projects.. (145,831) (91,038) Sale of investments, property, plant and
          equipment, net of removal costs.........         (823)         (274)
       Contributions to equity investments........       (9,415)         (291)
       Other......................................        3,168           669
                                                      ---------      --------
   Net Cash Used in Investing Activities..........     (158,499)     (849,274)
                                                      ---------      --------

   Cash Flows From Financing Activities
       Issuance of debt...........................      955,365     1,800,337
       Payment of debt............................     (813,365)   (1,075,591)
       Debt issue costs...........................         (287)          (60)
       Proceeds from issuance of common units.....          780           680
       Distributions to partners:
           Common units...........................      (81,232)      (71,424)
           Class B units..........................       (3,321)       (2,922)
           General Partner........................      (73,641)      (55,300)
           Minority interest......................       (2,236)       (2,651)
       Other, net.................................          985            98
                                                      ---------      --------
   Net Cash (Used in)/Provided by Financing
   Activities.....................................      (16,952)      593,167
                                                      ---------      --------

   Decrease in Cash and Cash Equivalents..........       (4,207)      (33,536)
   Cash and Cash Equivalents, beginning of period.       41,088        62,802
                                                      ---------      --------
   Cash and Cash Equivalents, end of period.......    $  36,881      $ 29,266
                                                      =========      ========

   Noncash Investing and Financing Activities:
     Assets acquired by the assumption of
     liabilities                                      $      --      $105,597

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1.Organization

  General

  Unless the context requires otherwise, references to "we," "us," "our" or the "Partnership" are intended to mean Kinder Morgan Energy Partners, L.P. We have prepared the accompanying unaudited consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of our management, necessary for a fair presentation of our financial results for the interim periods. You should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

  Kinder Morgan, Inc. and Kinder Morgan Management, LLC

  Kinder Morgan, Inc., a Kansas corporation, is the sole stockholder of Kinder Morgan (Delaware), Inc. Kinder Morgan (Delaware), Inc., a Delaware corporation, is the sole stockholder of our general partner, Kinder Morgan G.P., Inc. Kinder Morgan, Inc. is referred to as "KMI" in this report.

   Kinder Morgan Management, LLC, a Delaware limited liability company, was formed on February 14, 2001. Our general partner owns all of Kinder Morgan Management, LLC's voting securities and, pursuant to a delegation of control agreement, our general partner delegated to Kinder Morgan Management, LLC, to the fullest extent permitted under Delaware law and our partnership agreement, all of its power and authority to manage and control the business and affairs of us, our operating limited partnerships and their subsidiaries. Kinder Morgan Management, LLC cannot take certain specified actions without the approval of our general partner and its activities are limited to being a limited partner in, and managing and controlling the business and affairs of, us, our operating limited partnerships and their subsidiaries. Kinder Morgan Management, LLC is referred to as "KMR" in this report.

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

  Asset Retirement Obligations

  As of January 1, 2003, we account for asset retirement obligations pursuant to Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." For more information on our asset retirement obligations, see Note 4.

2. Acquisitions and Joint Ventures

  During the first three months of 2003, we completed or made adjustments for the following significant acquisitions. Each of the acquisitions was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The preliminary amounts assigned to assets and liabilities may be adjusted during a short period of time following the acquisition. The results of operations from these acquisitions are included in the consolidated financial statements from the effective date of acquisition.

  Kinder Morgan Tejas

  Effective January 31, 2002, we acquired all of the equity interests of Tejas Gas, LLC, a wholly-owned subsidiary of InterGen (North America), Inc., for an aggregate consideration of approximately $881.5 million, consisting of $727.1 million in cash and the assumption of $154.4 million of liabilities. Tejas Gas, LLC consists primarily of a 3,400-mile natural gas intrastate pipeline system that extends from south Texas along the Mexico border and the Texas Gulf Coast to near the Louisiana border and north from near Houston to east Texas. The acquisition expanded our natural gas operations within the State of Texas. The acquired assets are referred to as Kinder Morgan Tejas in this report and are included in our Natural Gas Pipelines business segment. The combination of these systems is part of our Texas intrastate natural gas pipeline group.

  Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

        Purchase price:
          Cash paid, including transaction costs..............   $ 727,094
          Liabilities assumed.................................     154,455
                                                                 ---------
          Total purchase price................................   $ 881,549
                                                                 =========
        Allocation of purchase price:
          Current assets......................................   $  56,496
          Property, plant and equipment, including cushion gas     674,147
          Goodwill ...........................................     150,906
                                                                 ---------
                                                                 $ 881,549
                                                                 =========

  Our allocation to assets acquired and liabilities assumed was based on an appraisal of fair market values. The $150.9 million of goodwill was assigned to our Natural Gas Pipelines business segment and the entire amount is expected to be deductible for tax purposes.

  Bulk Terminals from M.J. Rudolph

  Effective January 1, 2003, we acquired long-term lease contracts from New York-based M.J. Rudolph Corporation to operate four bulk facilities at major ports along the East Coast and in the southeastern United States. The acquisition also includes the purchase of certain assets that provide stevedoring services at these locations. The aggregate cost of the acquisition was approximately $31.3 million. On December 31, 2002, we paid $29.9 million for the Rudolph acquisition and this amount was included with Other current assets on our accompanying balance sheet. In the first quarter of 2003, we paid the remaining $1.4 million and we allocated our aggregate purchase price to the appropriate asset and liability accounts. The acquired operations serve various terminals located at the ports of New York and Baltimore, along the Delaware River in Camden, New Jersey, and in Tampa Bay, Florida. Combined, these facilities transload nearly four million tons annually of products such as fertilizer, iron ore and salt. The acquisition expands our growing Terminals business segment and complements certain of our existing terminal facilities and will be included in our Terminals business segment.

  Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

             Purchase price:
               Cash paid, including transaction costs....  $ 31,337
               Liabilities assumed.......................         6
                                                           --------
               Total purchase price......................  $ 31,343
                                                           ========
             Allocation of purchase price:
               Current assets............................  $     84
               Property, plant and equipment.............    18,250
               Intangibles-agreements ...................       100
               Deferred charges and other assets ........         9
               Goodwill .................................    12,900
                                                           --------
                                                           $ 31,343
                                                           ========

  The $12.9 million of goodwill was assigned to our Terminals business segment and the entire amount is expected to be deductible for tax purposes.

  Pro Forma Information

  The following summarized unaudited Pro Forma Consolidated Income Statement information for the three months ended March 31, 2003 and 2002, assumes all of the acquisitions we have made since January 1, 2002, including the ones listed above, had occurred as of January 1, 2002. We have prepared these unaudited Pro Forma financial results for comparative purposes only. These unaudited Pro Forma financial results may not be indicative of the results that would have occurred if we had completed these acquisitions as of January 1, 2002 or the results that will be attained in the future. Amounts presented below are in thousands, except for the per unit amounts:

                                                          Pro Forma
                                                      Three Months Ended
                                                           March 31,
                                                     2003              2002
                                                     ----              ----
                                                          (Unaudited)
Revenues.......................................   $1,788,838        $1,051,357
Operating Income...............................      195,152           174,155
Income Before Cumulative Effect of a Change in
  Accounting Principle.........................      167,013           149,845
Net Income.....................................      170,478           149,845
Basic and diluted Limited Partners' Net Income
per unit:
Income Before Cumulative Effect of a Change in
  Accounting Principle.........................   $     0.50        $     0.50
Net Income.....................................   $     0.52        $     0.50



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

  The complainants in the proceedings before the FERC have alleged a variety of grounds for finding "substantially changed circumstances." Applicable rules and regulations in this field are vague, relevant factual issues are complex, and there is little precedent available regarding the factors to be considered or the method of analysis to be employed in making a determination of "substantially changed circumstances." Given the relative newness of the grandfathering standard under the Energy Policy Act and limited precedent, we cannot predict how these allegations will be viewed by the FERC.

  If "substantially changed circumstances" are found, SFPP rates previously "grandfathered" under the Energy Policy Act will lose their "grandfathered" status. If these rates are found to be unjust and unreasonable, shippers may be entitled to prospective rate reductions and complainants may be entitled to reparations for periods from the date of their respective complaint to the date of the implementation of the new rates.

  We currently believe that these FERC complaints seek approximately $154 million in tariff reparations and prospective annual tariff reductions, the aggregate average annual impact of which would be approximately $45 million. We are not able to predict with certainty the final outcome of the pending FERC proceedings involving SFPP, should they be carried through to their conclusion, or whether we can reach a settlement with some or all of the complainants.

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

  Opinion No. 435-B denied SFPP's requests for rehearing, which involved the capital structure to be used in computing starting rate base, SFPP's ability to recover litigation and settlement costs incurred in connection with the Navajo and El Paso civil litigation, and the provision for regulatory costs in prospective rates. However, it modified the FERC's prior rulings on several other issues. It reversed the ruling that only Navajo is eligible to seek reparations, holding that Chevron, RHC, Tosco and Mobil are also eligible to recover reparations for East Line shipments. It ruled, however, that Ultramar Diamond Shamrock ("UDS") is not eligible for reparations in the Docket No. OR92-8 et al. proceedings.

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

  ARCO, UDS and SFPP filed petitions for review of Opinion No. 435-B (and in SFPP's case, Opinion Nos. 435 and 435-A) in the U.S. Court of Appeals for the District of Columbia Circuit. The court consolidated the UDS and SFPP petitions with the consolidated cases held in abeyance and ordered that the consolidated cases be returned to its active docket.

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

  Motions to intervene and protest the December 14, 2001 corrected submissions were filed by Navajo, ARCO and ExxonMobil. UDS requested leave to file an out-of-time intervention and protest of both the November 20, 2001 and December 14, 2001 submissions. On January 14, 2002, SFPP responded to those filings to the extent they were not mooted by the orders rejecting the tariffs in question.

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

  On April 8, 2002, SFPP filed a petition for review of the FERC's February 15, 2002 Order in the U.S. Court of Appeals for the District of Columbia Circuit. BP West Coast Products, LLC (formerly ARCO), ExxonMobil, and Tosco filed motions to intervene in that proceeding. A motion to intervene was also filed by Valero Energy Corporation ("Valero Energy") (which had merged with UDS on December 31,
2001) and Valero Energy's newly acquired shipper subsidiary Ultramar Inc. On April 9, 2002, the Court of Appeals consolidated SFPP's petition with the petitions for review of the FERC's prior orders and directed the parties "to file motions to govern future proceedings" by May 9, 2002. Motions were filed by SFPP, RHC, Navajo, Chevron and the "Indicated Parties" (BP West Coast Products, ExxonMobil, Ultramar Inc., UDS and Tosco). The FERC requested that the Court of Appeals continue to hold the consolidated cases in abeyance pending the completion of proceedings before the agency on rehearing.

  On June 25, 2002, the Court of Appeals granted the ExxonMobil and Valero Energy motions to intervene, and directed intervenors on the side of petitioners to notify the court of that status and provide a statement of issues to be raised. ExxonMobil filed a notice on July 2, 2002; Ultramar Inc. and Valero Energy on July 10, 2002. On July 12, 2002, SFPP responded to the ExxonMobil notice in order to urge the Court of Appeals not to rely on ExxonMobil's categorization of the issues and party alignments in allocating briefing.

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

  Following the September 26, 2002 Order, several parties filed motions to govern future proceedings with the U.S. Court of Appeals for the District of Columbia Circuit. BP West Coast Products and ExxonMobil (the "Indicated Parties") and Valero Energy, Ultramar Inc. and Tosco (the "Joint Parties") requested that the court return the petitions for review to its active docket but sever the docket involving compliance filing issues. The FERC filed a motion that did not take a definitive position on whether the petitions for review should continue to be held in abeyance, but noted that compliance filing issues were still pending before the FERC. SFPP, Chevron, Navajo and RHC filed responses to the motions to govern future proceedings. On December 6, 2002, the Court of Appeals granted the motion of the "Indicated Parties" and "Joint Parties" to return the petitions for review to the Court's active docket. The Court also severed the docket relating to compliance filing issues and directed the parties to submit a proposed briefing schedule and format. On January 6, 2003, SFPP and FERC filed a joint briefing proposal, and the shipper parties jointly filed a separate briefing proposal.

  On October 18, 2002, Chevron filed a petition for review of Opinion Nos. 435, 435-A and 435-B in the U.S. Court of Appeals for the District of Columbia Circuit. The Court of Appeals consolidated that petition with the main docket on November 20, 2002. Tosco and BP West Coast Products moved to intervene in that docket, and those motions were granted on December 10, 2002.

    Petitions for review of the September 26, 2002 Order were filed in the U.S. Court of Appeals for the District of Columbia Circuit by Navajo, on October 24, 2002, and by SFPP, on November 8, 2002. The Court consolidated those petitions with the main docket on November 5, 2002 and November 12, 2002, respectively. Valero Marketing and Supply Company ("Valero Marketing and Supply") moved to intervene in both dockets and Tosco moved to intervene in the docket for the SFPP petition. On January 6, 2003, Valero Marketing and Supply filed a motion to substitute itself for UDS in the UDS petition for review of Opinion No. 435-B. On January 21, 2003, SFPP filed a response, stating that it did not object to the proposed substitution provided Valero Marketing and Supply was not permitted to create or enlarge any claim for damages. On January 24, 2003, ConocoPhillips filed a motion to substitute itself for Tosco in the consolidated dockets, and on January 27, 2003, filed a similar motion in the severed docket relating to compliance filing issues. On February 4, 2003, the Court of Appeals granted the ConocoPhillips motion for substitution.

  On October 25, 2002, SFPP filed Tariff No. 75 implementing changes required by the September 26, 2002 Order, and on October 28, 2002, SFPP submitted a compliance filing pursuant to that order. Valero Marketing and Supply filed a motion to intervene and protest regarding the compliance filing and tariff, and Tosco protested the compliance filing. Navajo Refining Company, L.P. moved to intervene in proceedings relating to the tariff, and Chevron and Equilon Enterprises LLC filed comments and related pleadings challenging the compliance filing and seeking additional relief.

     On January 29, 2003, the FERC issued an order accepting the October 28, 2002 compliance filing subject to the condition that SFPP recalculate gross reparations in determining its per barrel surcharge and submit a revised tariff reflecting that change within fifteen days of the order. The FERC rejected all other challenges to that compliance filing. On February 13, 2003, SFPP filed its revised compliance filing along with Tariff No. 81, implementing the provisions of the January 29, 2003 Order. No party protested that filing. Valero Marketing and Supply moved to intervene in the sub-docket related to Tariff No. 81 and Valero Marketing and Supply and Ultramar Inc. moved to intervene in the sub-docket related to the compliance filing.

     On February 24, 2003, the FERC modified the basis on which maximum allowable oil pipeline rates are adjusted for inflation, from the producer price index for finished goods minus one percent to the unadjusted producer price index for finished goods. On February 25, 2003, SFPP filed Tariff No. 82, which implemented that indexing change with respect to its prospective rates. Tariff No. 82 was protested by BP West Coast Products, Chevron, ExxonMobil, Valero Marketing and Supply, and ConocoPhillips Company, in Docket No. IS03-131. On March 28, 2003, the Commission denied the protests and accepted Tariff No. 82.

  On March 7, 2003, SFPP filed a revised compliance filing in Docket No. OR92-8, which adjusted the refund calculations in SFPP's October 28, 2002 compliance filing to account for the change in the oil pipeline pricing index as of July 1, 2001. On March 24, 2003, BP West Coast Products protested this revised compliance filing. On March 27, 2003, Navajo Refining Company, LP filed an answer to the BP West Coast Products protest in which it also challenged the adjustment to the refund calculation made in the revised compliance filing. On April 14, 2003, SFPP made reparation payments of $42.7 million and refund payments of $1.7 million as ordered by the Commission pursuant to SFPP's March 7, 2003 revised compliance filing.

     Petitions for review of the January 29, 2003 Order were filed by ConocoPhillips on February 6, 2003, SFPP on March 10, 2003 and Chevron on March 27, 2003. SFPP moved to intervene in the ConocoPhillips docket. ExxonMobil and BP West Coast Products moved to intervene in the SFPP docket.

    On March 7, 2003, the United States Court of Appeals for the District of Columbia Circuit severed from the main docket all dockets relating to petitions for review of the February 15, 2002, September 26, 2002, and January 29, 2003 Orders. The Court of Appeals ordered those dockets to be held in abeyance pending resolution of the main docket. The Court of Appeals also issued a briefing schedule for the main docket, with opening briefs due May 9, 2003 and final briefs due September 17, 2003. No date for oral argument was set, and the panel that will hear the case has not yet been announced. The Court also granted the motion of Valero Marketing and Supply to substitute itself for UDS.

   Sepulveda proceedings. In December 1995, Texaco filed a complaint at FERC
   ---------------------
Docket No. OR96-2) alleging that movements on SFPP's Sepulveda pipelines
(Line Sections 109 and 110) to Watson Station, in the Los Angeles basin, were subject to FERC's jurisdiction under the Interstate Commerce Act, and, if so, claimed that the rate for that service was unlawful. Texaco sought to have its claims addressed in the OR92-8 proceeding discussed above. Several other West Line shippers filed similar complaints and/or motions to intervene. The FERC consolidated all of these filings into Docket No. OR96-2 and set the claims for a separate hearing. A hearing before an administrative law judge was held in December 1996.

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

  On December 21, 2000, the FERC administrative law judge issued his initial decision finding that SFPP possesses market power over the Sepulveda origin market. On February 28, 2003, the FERC issued an order upholding that decision. Because the FERC found that SFPP did not have market power over two of the three major customers at the Sepulveda origin market and because the third customer is now an affiliate of SFPP, SFPP filed a request for rehearing of that order on March 31, 2003, which is pending before the FERC.

  Following the issuance of the initial decision in the Sepulveda case, the FERC judge indicated an intention to proceed to consideration of the justness and reasonableness of the existing rate for service on the Sepulveda pipelines. On February 22, 2001, the FERC granted SFPP's motion to block such consideration and to defer consideration of the pending complaints against the Sepulveda rate until after FERC's final disposition of SFPP's market rate application. As part of its February 28, 2003 order denying SFPP's application for market-based ratemaking authority, the FERC remanded the proceeding to the ongoing litigation in Docket No. OR96-2, et al. for a determination of whether SFPP's current rate for service on the Sepulveda line is just and reasonable.

  OR97-2; OR98-1. et al. proceedings.  In October 1996, Ultramar filed a
  ----------------------------------
complaint at FERC (Docket No. OR97-2) challenging SFPP's West Line rates, claiming they were unjust and unreasonable and no longer subject to grandfathering. In October 1997, ARCO, Mobil and Texaco filed a complaint at the FERC (Docket No. OR98-1) challenging the justness and reasonableness of all of SFPP's interstate rates, raising claims against SFPP's East and West Line rates similar to those that have been at issue in Docket Nos. OR92-8, et al. discussed above, but expanding them to include challenges to SFPP's grandfathered interstate rates from the San Francisco Bay area to Reno, Nevada and from Portland to Eugene, Oregon - the North Line and Oregon Line. In November 1997, Ultramar Diamond Shamrock Corporation filed a similar, expanded complaint (Docket No. OR98-2). Tosco Corporation filed a similar complaint in April 1998. The shippers seek both reparations and prospective rate reductions for movements on all of the lines. SFPP answered each of these complaints. FERC issued orders accepting the complaints and consolidating them into one proceeding (Docket No. OR96-2, et al.), but holding them in abeyance pending a FERC decision on review of the initial decision in Docket Nos. OR92-8, et al.

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

  In August 2000, Navajo and RHC filed complaints against SFPP's East Line rates and Ultramar filed an additional complaint updating its pre-existing challenges to SFPP's interstate pipeline rates. In September 2000, the FERC accepted these new complaints and consolidated them with the ongoing proceeding in Docket No. OR96-2, et al.

  A hearing in this consolidated proceeding was held from October 2001 to March 2002. An initial decision by the administrative law judge is expected in the second quarter of 2003.

   OR02-4 proceedings.
   ------------------
   On February 11, 2002, Chevron, an intervenor in the OR96-2 proceeding, filed a complaint against SFPP in Docket No. OR02-4 along with a motion to consolidate the complaint with the OR96-2 proceeding. On May 21, 2002, the FERC dismissed Chevron's complaint and motion to consolidate. Chevron filed a request for rehearing and on September 25, 2002, the FERC dismissed Chevron's rehearing request. In October 2002, Chevron filed a request for rehearing of the FERC's September 25, 2002 Order. On April 4, 2003, Chevron filed a motion for expedited consideration of its rehearing request. Its rehearing request remains pending. Chevron continues to participate in the OR96-2 proceeding as an intervenor.

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

  On August 6, 1998, the CPUC issued its decision dismissing the complainants' challenge to SFPP's intrastate rates. On June 24, 1999, the CPUC granted limited rehearing of its August 1998 decision for the purpose of addressing the proper ratemaking treatment for partnership tax expenses, the calculation of environmental costs and the public utility status of SFPP's Sepulveda Line and its Watson Station gathering enhancement facilities. In pursuing these rehearing issues, complainants sought prospective rate reductions aggregating approximately $10 million per year.

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

  The CPUC has recently issued a resolution approving a 2001 request by SFPP to raise its California rates to reflect increased power costs. The resolution approving the requested rate increase also requires SFPP to submit cost data for 2001, 2002, and 2003 to assist the CPUC in determining whether SFPP's overall rates for California intrastate transportation services are reasonable. The resolution reserves the right to require refunds, from the date of issuance of the resolution, to the extent the CPUC's analysis of cost data to be submitted by SFPP demonstrates that SFPP's California jurisdictional rates are unreasonable in any fashion. On February 21, 2003, SFPP submitted the cost data required by the CPUC, which submittal was protested by Valero Marketing and Supply Company, Ultramar Inc., BP West Coast Products LLC, Exxon Mobil Oil Corporation, and Chevron Products Company. Issues raised by the protest, including the reasonableness of SFPP's existing intrastate transportation rates, will be the subject of evidentiary hearings and are expected to be resolved by the CPUC by the first quarter of 2004.

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

  Trailblazer Pipeline Company

  As required by its last rate case settlement, Trailblazer Pipeline Company made a general rate case filing at the FERC on November 29, 2002. The filing provides for a small rate decrease and also includes a number of non-rate tariff changes. By an order issued December 31, 2002, FERC effectively bifurcated the proceeding. The rate change was accepted to be effective on January 1, 2003, subject to refund and a hearing. Most of the non-rate tariff changes were suspended until June 1, 2003, subject to refund and a technical conference procedure.

  Trailblazer sought rehearing of the FERC order with respect to the refund condition on the rate decrease. On April 15, 2003, the FERC granted Trailblazer's rehearing request to remove the refund condition that had been imposed in the December 31, 2002 Order. The Intervenors have sought rehearing as to the FERC's acceptance of certain non-rate tariff provisions. A prehearing conference on the rate issues was held on January 16, 2003. A procedural schedule was established under which the hearing will commence on October 8, 2003, if the case is not settled. Discovery has commenced as to rate issues.

  The technical conference on non-rate issues was held on February 6, 2003. Those issues include:

  o capacity award procedures;

  o credit procedures;

  o imbalance penalties; and

  o the maximum length of bid terms considered for evaluation in the right of first refusal process.

  Comments on these issues as discussed at the technical conference were filed by parties in March 2003. An order on the technical conference issues is expected sometime during the second quarter of 2003.

  FERC Order 637

  Kinder Morgan Interstate Gas Transmission LLC

  On June 15, 2000, Kinder Morgan Interstate Gas Transmission LLC made its filing to comply with FERC's Orders 637 and 637-A. That filing contained KMIGT's compliance plan to implement the changes required by the FERC dealing with the way business is conducted on interstate natural gas pipelines. All interstate natural gas pipelines were required to make such compliance filings, according to a schedule established by the FERC. From October 2000 through June 2001, KMIGT held a series of technical and phone conferences to identify issues, obtain input, and modify its Order 637 compliance plan, based on comments received from FERC staff and other interested parties and shippers. On June 19, 2001, KMIGT received a letter from the FERC encouraging it to file revised pro-forma tariff sheets, which reflected the latest discussions and input from parties into its Order 637 compliance plan. KMIGT made such a revised Order 637 compliance filing on July 13, 2001. The July 13, 2001 filing contained little substantive change from the original pro-forma tariff sheets that KMIGT originally proposed on June 15, 2000. On October 19, 2001, KMIGT received an order from the FERC, addressing its July 13, 2001 Order 637 compliance plan. In the Order addressing the July 13, 2001 compliance plan, KMIGT's plan was accepted, but KMIGT was directed to make several changes to its tariff, and in doing so, was directed that it could not place the revised tariff into effect until further order of the FERC. KMIGT filed its compliance filing with the October 19, 2001 Order on November 19, 2001 and also filed a request for rehearing/clarification of the FERC's October 19, 2001 Order on November 19, 2001. Several parties protested the November 19, 2001 compliance filing. KMIGT filed responses to those protests on December 14, 2001. At this time, it is unknown when this proceeding will be finally resolved. The full impact of implementation of Order 637 on the KMIGT system is under evaluation. We believe that these matters will not have a material adverse effect on our business, financial position or results of operations.

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

  On December 23, 2002, KMIGT filed revised tariff provisions (in a separate docket) in compliance with the October 31, 2002 Order concerning the elimination of the right of first refusal five-year term matching cap. In an order issued January 22, 2003, the FERC approved such revised tariff provisions to be effective January 23, 2003.

  Trailblazer Pipeline Company

  On August 15, 2000, Trailblazer Pipeline Company made a filing to comply with the FERC's Order Nos. 637 and 637-A. Trailblazer's compliance filing reflected changes in:

  o segmentation;

  o scheduling for capacity release transactions;

  o receipt and delivery point rights;

  o treatment of system imbalances;

  o operational flow orders;

  o penalty revenue crediting; and

  o right of first refusal language.

  On October 15, 2001, the FERC issued its order on Trailblazer's Order No. 637 compliance filing. The FERC approved Trailblazer's proposed language regarding operational flow orders and the right of first refusal, but required Trailblazer to make changes to its tariff related to the other issues listed above.

  On November 14, 2001, Trailblazer made its compliance filing pursuant to the FERC order of October 15, 2001 and also filed for rehearing of the October 15, 2001 order. On April 16, 2003, the FERC issued its order on Trailblazer's compliance filing and rehearing order. The FERC denied Trailblazer's requests for rehearing and approved the compliance filing subject to modifications that must be made within 30 days of the order.

  Trailblazer anticipates no adverse impact on its business as a result of the implementation of Order No. 637.

  Standards of Conduct Rulemaking

  On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking in Docket No. RM01-10 in which it proposed new rules governing the interaction between an interstate natural gas pipeline and its affiliates. If adopted as proposed, the Notice of Proposed Rulemaking could be read to limit communications between KMIGT, Trailblazer and their respective affiliates. In addition, the Notice could be read to require separate staffing of KMIGT and its affiliates, and Trailblazer and its affiliates. Comments on the Notice of Proposed Rulemaking were due December 20, 2001. Numerous parties, including KMIGT, have filed comment on the Proposed Standards of Conduct Rulemaking. On May 21, 2002, the FERC held a technical conference dealing with the FERC's proposed changes in the Standard of Conduct Rulemaking. On June 28, 2002, KMIGT and numerous other parties filed additional written comments under a procedure adopted at the technical conference. The Proposed Rulemaking is awaiting further FERC action. We believe that these matters, as finally adopted, will not have a material adverse effect on our business, financial position or results of operations.

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

  Although SFPP received a favorable ruling from the trial court in May 1997, in September 1999, the California Court of Appeals remanded the case back to the trial court for further proceeding. SFPP claims that the rent payable for each of the years 1994 through 2004 should be approximately $4.4 million and SPTC claims it should be approximately $15.0 million. We believe SPTC's position in this case is without merit and we have set aside reserves that we believe are adequate to address any reasonably foreseeable outcome of this matter. The trial of this matter ended in early March 2003 and we expect the judge's ruling sometime in the second quarter of 2003.

  Carbon Dioxide Litigation

  Kinder Morgan CO2 Company, L.P. directly or indirectly through its ownership interest in the Cortez Pipeline Company, along with other entities, has been named as a defendant with several others in a series of lawsuits in the United States District Court in Denver, Colorado and certain state courts in Colorado and Texas. The plaintiffs include several private royalty, overriding royalty and working interest owners at the McElmo Dome (Leadville) Unit in southwestern Colorado. Plaintiffs in the Colorado state court action also are overriding royalty interest owners in the Doe Canyon Unit. Plaintiffs seek to also represent classes of claimants composed of all private and governmental royalty, overriding royalty and working interest owners, and governmental taxing authorities who have an interest in the carbon dioxide produced at the McElmo Dome Unit. Plaintiffs claim they and the members of any classes that might be certified have been damaged because the defendants have maintained a low price for carbon dioxide in the enhanced oil recovery market in the Permian Basin and maintained a high cost of pipeline transportation from the McElmo Dome Unit to the Permian Basin. Plaintiffs claim breaches of contractual and potential fiduciary duties owed by defendants and also allege other theories of liability including:

  o common law fraud;

  o fraudulent concealment; and

  o negligent misrepresentation.

  In addition to actual or compensatory damages, certain plaintiffs are seeking punitive or trebled damages as well as declaratory judgment for various forms of relief, including the imposition of a constructive trust over the defendants' interests in the Cortez Pipeline and the Partnership. These cases are: CO2 Claims Coalition, LLC v. Shell Oil Co., et al., No. 96-Z-2451 (U.S.D.C. Colo. filed 8/22/96); Rutter & Wilbanks et al. v. Shell Oil Co., et al., No. 00-Z-1854 (U.S.D.C. Colo. filed 9/22/00); Watson v. Shell Oil Co., et al., No. 00-Z-1855 (U.S.D.C. Colo. filed 9/22/00); Ainsworth et al. v. Shell Oil Co., et al., No. 00-Z-1856 (U.S.D.C. Colo. filed 9/22/00); Shell Western E&P Inc. v. Bailey, et al., No 98-28630 (215th Dist. Ct. Harris County, Tex. filed 6/17/98); Shores, et al. v. Mobil Oil Corporation, et al., No. GC-99-01184 (Texas Probate Court, Denton County filed 12/22/99); First State Bank of Denton v. Mobil Oil Corporation, et al., No. PR-8552-01 (Texas Probate Court, Denton County filed 3/29/01); and Celeste C. Grynberg v. Shell Oil Company, et al., No. 98-CV-43 (Colo. Dist. Ct. Montezuma County filed 3/21/98).

  At a hearing conducted in the United States District Court for the District of Colorado on April 8, 2002, the Court orally announced that it had approved the certification of proposed plaintiff classes and approved a proposed settlement in the CO2 Claims Coalition, LLC, Rutter & Wilbanks, Watson, and Ainsworth cases. The Court entered a written order approving the Settlement on May 6, 2002. Plaintiffs counsel representing Shores, et al. appealed the court's decision to the 10th Circuit Court of Appeals. On December 26, 2002, the 10th Circuit Court of Appeals affirmed in all respects the District Court's Order approving settlement. Following the decision of the 10th Circuit, the plaintiffs and defendants jointly filed motions to abate the Shell Western E&P Inc., Shores and First State Bank of Denton cases in order to afford the parties time to discuss potential settlement of those matters. These Motions were granted on February 6, 2003. In the Celeste C. Grynberg case, the parties are currently engaged in discovery. On March 24, 2003, the plaintiffs' counsel in the Shores matter filed a Petition for Writ of Certiorari in the United States Supreme Court seeking to have the Court review and overturn the decision of the 10th Circuit Court of Appeals.

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

   Stevens County, Kansas District Court, Case No. 99 C 30. In May, 1999, three plaintiffs, Quinque Operating Company, Tom Boles and Robert Ditto, filed a purported nationwide class action in the Stevens County, Kansas District Court against some 250 natural gas pipelines and many of their affiliates. The District Court is located in Hugoton, Kansas. Certain entities we acquired in the Kinder Morgan Tejas acquisition are also defendants in this matter. The Petition (recently amended) alleges a conspiracy to underpay royalties, taxes and producer payments by the defendants' undermeasurement of the volume and heating content of natural gas produced from nonfederal lands for more than twenty-five years. The named plaintiffs purport to adequately represent the interests of unnamed plaintiffs in this action who are comprised of the nation's gas producers, State taxing agencies and royalty, working and overriding owners. The plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees from the defendants, jointly and severally. This action was originally filed on May 28, 1999 in Kansas State Court in Stevens County, Kansas as a class action against approximately 245 pipeline companies and their affiliates, including certain Kinder Morgan entities. Subsequently, one of the defendants removed the action to Kansas Federal District Court and the case was styled as Quinque Operating Company, et al. v. Gas Pipelines, et al., Case No. 99-1390-CM, United States District Court for the District of Kansas. Thereafter, we filed a motion with the Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the Grynberg False Claim Act cases referred to below, because of common factual questions. On April 10, 2000, the MDL Panel ordered that this case be consolidated with the Grynberg federal False Claims Act cases discussed below. On January 12, 2001, the Federal District Court of Wyoming issued an oral ruling remanding the case back to the State Court in Stevens County, Kansas. The Court in Kansas has issued a case management order addressing the initial phasing of the case. In this initial phase, the court will rule on motions to dismiss (jurisdiction and sufficiency of pleadings), and if the action is not dismissed, on class certification. Merits discovery has been stayed. Recently, the defendants filed a motion to dismiss on grounds other than personal jurisdiction, which was denied by the Court in August, 2002. The Motion to Dismiss for lack of Personal Jurisdiction of the nonresident defendants has been briefed and is pending. The current named plaintiffs are Will Price, Tom Boles, Cooper Clark Foundation and Stixon Petroleum, Inc. Quinque Operating Company has been dropped from the action as a named plaintiff. On April 10, 2003, the court issued its decision denying plaintiffs' motion for class certification. Plaintiffs have indicated they will move the Court for permission to amend the Complaint.

   United States of America, ex rel., Jack J. Grynberg v. K N Energy

   Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado. This action was filed on June 9, 1997 pursuant to the federal False Claim Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). Certain entities we acquired in the Kinder Morgan Tejas acquisition are also defendants in this matter. An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. In 1999, these cases were consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. The multidistrict litigation matter is called In Re Natural Gas Royalties Qui Tam Litigation, Docket No. 1293. Motions to dismiss were filed and an oral argument on the motion to dismiss occurred on March 17, 2000. On July 20, 2000, the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases, referred to as valuation claims. Judge Downes denied the defendant's motion to dismiss on May 18, 2001. The United States' motion to dismiss most of plaintiff's valuation claims has been granted by the court. Grynberg has appealed that dismissal to the 10th Circuit, which has requested briefing regarding its jurisdiction over that appeal. Discovery is now underway to determine issues related to the Court's subject matter jurisdiction arising out of the False Claim Act.

  Mel R. Sweatman and Paz Gas Corporation v. Gulf Energy Marketing, LLC, et al.

  On July 25, 2002, we were served with this suit for breach of contract, tortious interference with existing contractual relationships, conspiracy to commit tortuous interference and interference with prospective business relationship. Mr. Sweatman and Paz Gas Corporation claim that, in connection with our acquisition of Tejas Gas, LLC, we wrongfully caused gas volumes to be shipped on our Kinder Morgan Texas Pipeline system instead of our Kinder Morgan Tejas system. Mr. Sweatman and Paz Gas Corporation allege that this action eliminated profit on Kinder Morgan Tejas, a portion of which Mr. Sweatman and Paz Gas Corporation claim they are entitled to receive under an agreement with a subsidiary of ours acquired in the Tejas Gas acquisition. We have filed a motion to remove the case from venue in Dewitt County, Texas to Harris County, Texas, and our motion was denied in a venue hearing in November 2002.

  In a Second Amended Original Petition, Sweatman and Paz assert new and distinct allegations against us, principally that we were a party to an alleged commercial bribery committed by us, Gulf Energy Marketing, and Intergen inasmuch as we, in our role as acquirer of Kinder Morgan Tejas, allegedly paid Intergen to not renew the underlying Entex contracts belonging to the Tejas/Paz joint venture. Moreover, new and distinct allegations of breach of fiduciary and bribery of a fiduciary are also raised in this amended petition for the first time.

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

  On December 3, 2002, plaintiffs filed an additional Complaint for Class Action in the Galaz matter asserting the same claims in the same Court on behalf of the same purported class against virtually the same defendants, including us. On February 10, 2003, the defendants filed Motions to Dismiss the Galaz Complaint on the grounds that it also fails to state a claim upon which relief can be granted. This motion to dismiss was granted as to all defendants on April 3, 2003.

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

  This case was filed in April 1997 by the landowner (Evelyn Chandler Trust) and two residents of the property (Buster Chandler and his son, Clay Chandler). The suit was filed against Chevron, Plantation and two individuals. The two individuals were later dismissed from the suit. Chevron settled with the plaintiffs in December 2000. The property and residences are directly across the street from the location of a former Chevron products terminal. The Plantation pipeline system traverses the Chevron terminal property. The suit alleges that gasoline released from the terminal and pipeline contaminated the groundwater under the plaintiffs' property. As noted below, a current remediation effort is taking place among Chevron, Plantation and Alabama Department of Environmental Management.

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

  Exxon Mobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, Inc. and ST Services, Inc.

  On April 23, 2003, Exxon Mobil Corporation filed the Complaint in the Superior Court of New Jersey, Gloucester County. Our answer to the Complaint is due June 27, 2003. The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corp. from 1989 through September 2000, and owned currently by ST Services, Inc. Prior to selling the terminal to GATX Terminals, ExxonMobil performed an environmental site assessment of the terminal required prior to sale pursuant to state law. During the site assessment, ExxonMobil discovered items that required remediation and the New Jersey Department of Environmental Protection issued an order that required ExxonMobil to perform various remediation activities to remove hydrocarbon contamination at the terminal. ExxonMobil, we understand, is still remediating the site and has not been removed from the state's cleanup order; however, ExxonMobil claims that the remediation continues because of GATX Terminals' storage of a fuel additive, MTBE, at the terminal during GATX Terminals' ownership of the terminal. When GATX Terminals sold the terminal to ST Services, the parties indemnified one another for certain environmental matters. When GATX Terminals was sold to us, GATX Terminals' indemnification obligations to ST Services may have passed to us, consequently, at issue is any indemnification obligations we may owe to ST Services in respect to environmental remediation of MTBE at the terminal. The Complaint seeks any and all damages related to remediating MTBE at the terminal, and, according to the New Jersey Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit for remediating MTBE at the terminal.

  Exxon Mobil Corporation v. Enron Gas Processing Co., Enron Corp., as party in interest for Enron Helium Company, a division of Enron Corp., Enron Liquids Pipeline Co., Enron Liquids Pipeline Operating Limited Partnership, Kinder Morgan Operating L.P. "A," and Kinder Morgan, Inc., No. 2000-45252 (189th Judicial District Court, Harris County, Texas)

  On September 1, 2000, Plaintiff Exxon Mobil Corporation filed its Original Petition and Application for Declaratory Relief against Kinder Morgan Operating L.P. "A," Enron Liquids Pipeline Operating Limited Partnership n/k/a Kinder Morgan Operating L.P. "A," Enron Liquids Pipeline Co. n/k/a Kinder Morgan G.P., Inc., Enron Gas Processing Co. n/k/a ONEOK Bushton Processing, Inc., and Enron Helium Company. Plaintiff added Enron Corp. as party in interest for Enron Helium Company in its First Amended Petition and added Kinder Morgan, Inc. as a Defendant. The claims against Enron Corp. were severed into a separate cause of action. Plaintiff's claims are based on a Gas Processing Agreement entered into on September 23, 1987 between Mobil Oil Corp. and Enron Gas Processing Company relating to gas produced in the Hugoton Field in Kansas and processed at the Bushton Plant, a natural gas processing facility located in Kansas. Plaintiff also asserts claims relating to the Helium Extraction Agreement entered between Enron Helium Company (a division of Enron Corp.) and Mobil Oil Corporation dated March 14, 1988. Plaintiff alleges that Defendants failed to deliver propane and to allocate plant products to Plaintiff as required by the Gas Processing Agreement and originally sought damages of approximately $5.9 million.

  Plaintiff filed its Third Amended Petition on February 25, 2003. In its Third Amended Petition, Plaintiff alleges claims for breach of the Gas Processing Agreement and the Helium Extraction Agreement, requests a declaratory judgment and asserts claims for fraud by silence/bad faith, fraudulent inducement of the 1997 Amendment to the Gas Processing Agreement, civil conspiracy, fraud, breach of a duty of good faith and fair dealing, negligent misrepresentation and conversion. As of April 7, 2003, Plaintiff alleged damages for the period November 1987 through March 1997 in the amount of $30.7 million. On May 2, 2003, Plaintiff added claims for the period April 1997 through February 2003 in the amount of $12.9 million. The parties are currently engaged in discovery. Based on the information available to date in our investigation, the Kinder Morgan Defendants believe that the claims against them are without merit and intend to defend against them vigorously.

  Although no assurances can be given, we believe that we have meritorious defenses to all of these actions, that, to the extent an assessment of the matter is possible, we have established an adequate reserve to cover potential liability, and that these matters will not have a material adverse effect on our business, financial position or results of operations.

  Environmental Matters

  We are subject to environmental cleanup and enforcement actions from time to time. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) generally imposes joint and several liability for cleanup and enforcement costs on current or predecessor owners and operators of a site, without regard to fault or the legality of the original conduct. Our operations are also subject to federal, state and local laws and regulations relating to protection of the environment. Although we believe our operations are in substantial compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline, terminal and carbon dioxide field and oil field operations, and there can be no assurance that we will not incur significant costs and liabilities. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us.

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

  Although no assurance can be given, we believe that the ultimate resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position or results of operations. As of March 31, 2003, we have recorded a total reserve for environmental claims in the amount of $46.6 million. However, we were not able to reasonably estimate when the eventual settlements of these claims will occur.

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


4.  Change in Accounting for Asset Retirement Obligations

  In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 on January 1, 2003.

  SFAS No. 143 requires companies to record a liability relating to the retirement and removal of assets used in their businesses. Its primary impact on us will be to change the method of accruing for oil production site restoration costs related to our CO2 Pipelines business segment. Prior to January 1, 2003, we accounted for asset retirement obligations in accordance with SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Under SFAS No. 143, the fair value of asset retirement obligations are recorded as liabilities on a discounted basis when they are incurred, which is typically at the time the assets are installed or acquired. Amounts recorded for the related assets are increased by the amount of these obligations. Over time, the liabilities will be accreted for the change in their present value and the initial capitalized costs will be depreciated over the useful lives of the related assets. The liabilities are eventually extinguished when the asset is taken out of service. Specifically, upon adoption of this Statement, an entity must recognize the following items in its balance sheet:

  o a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption;

  o an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset; and

  o accumulated depreciation on that capitalized cost.

  Amounts resulting from initial application of this Statement shall be measured using current information, current assumptions and current interest rates. The amount recognized as an asset retirement cost shall be measured as of the date the asset retirement obligation was incurred. Cumulative accretion and accumulated depreciation shall be measured for the time period from the date the liability would have been recognized had the provisions of this Statement been in effect to the date of adoption of this Statement.

  The cumulative-effect adjustment for this change in accounting principle resulted in income of $3.5 million in the first quarter of 2003. Furthermore, as required by SFAS No. 143, we recognized the cumulative-effect of initially applying SFAS No. 143 as a change in accounting principle as described in Accounting Principles Board Opinion 20, "Accounting Changes." The cumulative-effect adjustment results from the difference between the amounts recognized in our consolidated balance sheet prior to the application of SFAS No. 143 and the net amount recognized in our consolidated balance sheet pursuant to SFAS No. 143.


  In our CO2 Pipelines business segment, we are required to plug and abandon oil wells that have been removed from service and to remove our surface wellhead equipment and compressors. As of March 31, 2003, we have recognized asset retirement obligations in the aggregate amount of $11.3 million relating to these requirements at two existing sites within our CO2 Pipelines segment.

  In our Natural Gas Pipelines business segment, if we would cease providing utility services, we would be required to remove surface facilities from land belonging to our customers and others. Our Texas intrastate natural gas pipeline group has various condensate drip tanks and separators located throughout its natural gas pipeline systems, as well as inactive gas processing plants, laterals and gathering systems which are no longer integral to the overall mainline transmission systems, and asbestos-coated underground pipe, which is being abandoned and retired. Our Kinder Morgan Interstate Gas Transmission system has compressor stations which are no longer active and other miscellaneous facilities, all of which have been officially abandoned. We believe we can reasonably estimate both the time and costs associated with the retirement of these facilities. As of March 31, 2003, we have recognized asset retirement obligations in the aggregate amount of $2.8 million relating to the businesses within our Natural Gas Pipelines segment.

   We have included $0.8 million of our total $14.1 million asset retirement obligations as of March 31, 2003 with Accrued other current liabilities in the accompanying consolidated balance sheet and the remaining $13.3 million with Other long-term liabilities and deferred credits. No assets are legally restricted for purposes of settling our asset retirement obligations. A reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations for the quarter ended March 31, 2003 is as follows (in thousands):

      Balance at Dec. 31, 2002...................    $          -
      Cumulative effect transition adjustment....          14,125
      Liabilities incurred.......................               -
      Liabilities settled........................            (202)
      Accretion expense..........................             171
      Revisions in estimated cash flows..........               -
                                                      -----------
      Balance at Mar. 31, 2003...................     $    14,094
                                                      ===========

  Pro Forma Information

  If SFAS No. 143 had been applied as of January 1, 2002, our liability for asset retirement obligations would have been approximately $14.1 million at March 31, 2002 and December 31, 2002. The following table illustrates the Pro Forma impact on the carrying amounts of the obligations for each of the three months ended March 31, 2002 and March 31, 2003 as if SFAS No. 143 had been adopted on January 1, 2002 (in thousands):

                                              Three Months     Three Months
                                                  Ended            Ended
                                              Mar. 31, 2003    Mar. 31, 2002
                                              -------------    -------------
Balance at beginning of period.......            $ 14,125          $14,344
Liabilities incurred.................                  --               --
Liabilities settled..................                (202)            (437)
Accretion expense....................                 171              233
Revisions in estimated cash flows....                  --               --
                                                ---------        ---------
Balance at end of period.............           $  14,094        $  14,140
                                                =========        =========

  For each of the three months ended March 31, 2003 and 2002, our reported limited partners' interest in net income and net income per unit would have been as follows (in thousands, except per unit amounts):

                                                           Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2003        2002
                                                          ---------   --------

Reported limited partners' interest in net income          $ 94,018   $ 79,639
Add: limited partners' interest in adjustments
  from change in accounting for asset retirement
  obligations                                                    --       (253)
                                                           --------   --------
Adjusted limited partners' interest in net income          $ 94,018   $ 79,386
                                                           ========   ========

Basic and diluted limited partners' net income per unit:
  Reported net income                                      $   0.52   $   0.48
  Adjs. from change in accounting for asset
  retirement obligations                                         --         --
                                                           --------   --------
  Adjusted net income                                      $   0.52   $   0.48
                                                           ========   ========



5.  Distributions

  On February 14, 2003, we paid a cash distribution for the quarterly period ended December 31, 2002, of $0.625 per unit to our common unitholders and to our class B unitholders. KMR, our sole i-unitholder, received 858,981 additional i-units based on the $0.625 cash distribution per common unit. The distributions were declared on

January 15, 2003, payable to unitholders of record as of January 31, 2003.

  On April 16, 2003, we declared a cash distribution for the quarterly period ended March 31, 2003, of $0.64 per unit. The distribution will be paid on or before May 15, 2003, to unitholders of record as of April 30, 2003. Our common unitholders and class B unitholders will receive cash. KMR will receive a distribution in the form of additional i-units based on the $0.64 distribution per common unit. The number of i-units distributed will be 859,933. For each outstanding i-unit that KMR holds, a fraction of an i-unit (0.018488) will be issued. The fraction was determined by dividing:

  o $0.64, the cash amount distributed per common unit

  by

  o $34.617, the average of KMR's limited liability shares' closing market prices from April 11-25, 2003, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.


6.      Intangibles

  Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141 "Business Combinations" and Statement of Financial
Accounting Standards No. 142 "Goodwill and Other Intangible Assets." These accounting pronouncements require that we prospectively cease amortization of all intangible assets having indefinite useful economic lives. Such assets, including goodwill, are not to be amortized until their lives are determined to be finite. A recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. We completed this initial transition impairment test in June 2002 and determined that our goodwill was not impaired as of January 1, 2002. We completed our second impairment test in early May 2003 and determined that our goodwill was not impaired as of January 1, 2003.

  Our intangible assets include goodwill, lease value, contracts and agreements. All of our intangible assets having definite lives are being amortized on a straight-line basis over their estimated useful lives. SFAS Nos. 141 and 142 also require that we disclose the following information related to our intangible assets still subject to amortization and our goodwill (in thousands):

                                              Mar. 31,    Dec. 31,
                                                2003        2002
                                              ---------   ---------
                   Goodwill                   $869,840    $856,940

                   Lease value                   6,124       6,124
                   Contracts and other          11,662      11,580
                   Accumulated amortization       (430)       (380)
                                              ---------   ---------
                   Other intangibles, net        17,356     17,324
                                              ---------   ---------
                   Total intangibles, net     $887,196    $874,264
                                              =========   =========


  Changes in the carrying amount of goodwill for the three months ended March 31, 2003 are summarized as follows (in thousands):

                          Products   Natural Gas      CO2
                          Pipelines   Pipelines   Pipelines  Terminals   Total
                          ---------  -----------  ---------  ---------   -----
Balance at Dec. 31, 2002  $ 349,458   $ 307,412  $ 46,101   $ 153,969  $ 856,940
Goodwill acquired                --          --        --      12,900     12,900
Goodwill dispositions, net       --          --        --          --         --
Impairment losses                --          --        --          --         --
                          ------- ----------  ----------  ----------  ----------
Balance at Mar. 31, 2003  $ 349,458  $ 307,412   $ 46,101   $ 166,869  $ 869,840
                          =========  =========   =========  =========  =========

  Amortization expense on intangibles consists of the following (in thousands):

                                  Three Months Ended Mar. 31,
                                      2003            2002
                                  ------------     -----------
             Goodwill             $         --     $        --
             Lease value                    35              35
             Contracts and other            15              10
                                  ------------     -----------
                                  $         50     $        45
                                  ============     ===========


  Our weighted average amortization period for our intangible assets is approximately 41 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding fiscal years (in thousands):
                            2004        $206
                            2005        $206
                            2006        $206
                            2007        $206
                            2008        $206


7.      Debt

  Our debt and credit facilities as of March 31, 2003, consisted primarily of:

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

  o $23.7 million of tax-exempt bonds due 2024 (our subsidiary, Kinder Morgan Operating L.P. "B," is the obligor on the bonds);

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

  Our outstanding short-term debt as of March 31, 2003 was $407.8 million. The balance consisted of:

  o $362 million of commercial paper borrowings;

  o $37.1 million under the SFPP, L.P. 10.7% First Mortgage Notes;

  o $5 million under the Central Florida Pipeline LLC Notes; and

  o $3.7 million in other borrowings.

  We intend and have the ability to refinance $393.3 million of our short-term debt on a long-term basis under our unsecured long-term credit facility. Accordingly, such amounts have been classified as long-term debt in our accompanying consolidated balance sheet. Currently, we do not anticipate any liquidity problems. The weighted average interest rate on all of our borrowings was approximately 4.730% per annum during the first quarter of 2003 and 5.172% per annum during the first quarter of 2002.

  For additional information regarding our debt facilities, see Note 9 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2002.

  Credit Facilities

  As of March 31, 2003, we had two credit facilities:

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

  There were no borrowings under either credit facility at December 31, 2002 or at March 31, 2003. The amount available for borrowing under our credit facilities is reduced by:

  o a $23.7 million letter of credit that supports Kinder Morgan Operating L.P. "B"'s tax-exempt bonds;

  o a $28 million letter of credit entered into on December 23, 2002 that supports Nassau County, Florida Ocean Highway and Port Authority tax exempt bonds (associated with the operations of our bulk terminal facility located at Fernandina Beach, Florida);

  o a $0.2 million letter of credit entered into on June 4, 2002 that supports a workers' compensation insurance policy;

  o a $0.5 million letter of credit entered into on March 31, 2003 that supports an engineering contract; and

  o our outstanding commercial paper borrowings.

  Our three-year credit facility also permits us to obtain bids for fixed rate loans from members of the lending syndicate.

  On May 5, 2003, we increased the borrowings available under our two credit facilities by $75 million as follows:

  o our $530 million unsecured 364-day credit facility was increased to $570 million; and

  o our $445 million unsecured three-year credit facility was increased to $480 million.

  Senior Notes

  As of March 31, 2003, our unamortized liability balance due on the various series of our senior notes was as follows (in millions):

          8.0% senior notes due March 15, 2005           $   199.8
          5.35% senior notes due August 15, 2007             249.9
          6.3% senior notes due February 1, 2009             249.5
          7.5% senior notes due November 1, 2010             248.8
          6.75% senior notes due March 15, 2011              698.4
          7.125% senior notes due March 15, 2012             448.1
          7.4% senior notes due March 15, 2031               299.3
          7.75% senior notes due March 15, 2032              298.5
          7.3% senior notes due August 15, 2033              499.0
                                                           -------
                Total                                     $3,191.3
                                                          ========

  Interest Rate Swaps

  In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt. As of March 31, 2003, we have entered into interest rate swap agreements with a notional principal amount of $1.95 billion for the purpose of hedging the interest rate risk associated with our fixed and variable rate debt obligations. The $1.95 billion notional principal amount of our interest rate swap agreements has not changed since December 31, 2002.

  These swaps meet the conditions required to assume no ineffectiveness under SFAS No. 133 and, therefore, we have accounted for them using the "shortcut" method prescribed for fair value hedges by SFAS No. 133. Accordingly, we adjust the carrying value of each swap to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged. For more information on our risk management activities, see Note 10.

  Commercial Paper Program

  As of December 31, 2002 and March 31, 2003, our commercial paper program provided for the issuance of up to $975 million of commercial paper. As of March 31, 2003, we had $362 million of commercial paper outstanding with an average interest rate of 1.429%. Borrowings under our commercial paper program reduce the borrowings allowed under our credit facilities.

  Kinder Morgan Operating L.P. "B" Debt

  The $23.7 million principal amount of tax-exempt bonds due 2024 were issued by the Jackson-Union Counties Regional Port District. These bonds bear interest at a weekly floating market rate. During the first quarter of 2003, the weighted-average interest rate on these bonds was 1.10% per annum, and as of March 31, 2003, the interest rate was 1.17%. We have an outstanding letter of credit issued under our credit facilities that supports our tax-exempt bonds. The letter of credit reduces the amount available for borrowing under our credit facilities.

  International Marine Terminals Debt

We own a 66 2/3% interest in International Marine Terminals partnership. The principal assets owned by IMT are dock and wharf facilities financed by the Plaquemines Port, Harbor and Terminal District (Louisiana) $40,000,000 Adjustable Rate Annual Tender Port Facilities Revenue Refunding Bonds (International Marine Terminals Project) Series 1984A and 1984B. The bonds mature on March 15, 2006. The bonds are backed by two letters of credit issued by KBC Bank N.V. On March 19, 2002, an Amended and Restated Letter of Credit Reimbursement Agreement relating to the letters of credit in the amount of $45.5 million was entered into by IMT and KBC Bank. In connection with that agreement, we agreed to guarantee the obligations of IMT in proportion to our ownership interest. Our obligation is approximately $30.3 million for principal, plus interest and other fees.

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

  As of March 31, 2003, the debt facilities of Cortez Capital Corporation consisted of:

  o $115.7 million of Series D notes due May 15, 2013;

  o a $175 million short-term commercial paper program; and

  o a $175 million committed revolving credit facility due December 26, 2003 (to support the above-mentioned $175 million commercial paper program).

  As of March 31, 2003, Cortez Capital Corporation had $135.1 million of commercial paper outstanding with an interest rate of 1.30%, the average interest rate on the Series D notes was 6.9322% and there were no borrowings under the credit facility.

  Plantation Pipeline Company Debt

  On April 30, 1997, Plantation Pipeline Company entered into a $10 million, ten-year floating-rate term credit agreement. We, as an owner of Plantation Pipeline Company, severally guarantee this debt on a pro rata basis equivalent to our respective 51% ownership interest. During 1999, this agreement was amended to reduce the maturity date by three years. The $10 million is outstanding as of March 31, 2003.

  Red Cedar Gas Gathering Company Debt

  In October 1998, Red Cedar Gas Gathering Company sold $55 million in aggregate principal amount of Senior Notes due October 31, 2010. The $55 million was sold in 10 different notes in varying amounts with identical terms.

  The Senior Notes are collateralized by a first priority lien on the ownership interests, including our 49% ownership interest, in Red Cedar Gas Gathering Company. The Senior Notes are also guaranteed by us and the other owner of Red Cedar Gas Gathering Company. The principal is to be repaid in seven equal installments beginning on October 31, 2004 and ending on October 31, 2009, with any remainder due October 31, 2010. The $55 million is outstanding as of March 31, 2003.

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

  Certain Relationships and Related Transactions

  Retention Agreement

  Effective January 17, 2002, KMI entered into a retention agreement with C. Park Shaper, an officer of KMI, Kinder Morgan G.P., Inc. (our general partner) and its delegate, KMR. Pursuant to the terms of the agreement, Mr. Shaper obtained a $5 million personal loan guaranteed by KMI and us. Mr. Shaper was required to purchase and did purchase KMI common stock and our common units in the open market with the loan proceeds. If he voluntarily leaves KMI prior to the end of five years, then he must repay the entire loan. On the fifth anniversary date of the agreement, provided Mr. Shaper has continued to be employed by KMI and/or our general partner, then KMI and we will assume Mr. Shaper's obligations under the loan. The agreement contains provisions that address termination for cause, death, disability and change of control. It is expected that KMI's and our involvement in this loan will end in October 2003.

  Lines of Credit

  We have agreed to guarantee potential borrowings under lines of credit available from Wachovia Bank, National Association, formerly known as First Union National Bank, to Messrs. Joseph Listengart, Thomas Bannigan, Shaper and James Street and Ms. Deborah Macdonald. Each of these KMI officers is primarily liable for any borrowing on his or her line of credit, and if we make any payment with respect to an outstanding loan, the officer on behalf of whom payment is made must surrender a percentage of his or her options to purchase KMI common stock. Our current obligations under the guaranties, on an individual basis, generally do not exceed $1.0 million and such obligations, in the aggregate, do not exceed $1.9 million. Our obligations under these guaranties do not include our obligations in respect of the $5 million loan obtained by Mr. Shaper in connection with his retention agreement, referred to above. To date, we have made no payment with respect to these lines of credit. Further, our involvement in these lines of credit will expire in October 2003.

  KMI Asset Contributions

  In conjunction with our acquisition of Natural Gas Pipelines assets from KMI on December 31, 1999 and 2000, KMI became a guarantor of approximately $522.7 million of our debt. This amount has not changed as of December 31, 2002 and March 31, 2003. KMI would be obligated to perform under this guarantee only if we and/or our assets were unable to satisfy our obligations.


8. Partners' Capital

   As of March 31, 2003, our partners' capital consisted of:

   o  129,989,818 common units;

   o  5,313,400 Class B units; and

   o  46,513,029 i-units.

  Together, these 181,816,247 units represent the limited partners' interest and an effective 98% economic interest in the Partnership, exclusive of our general partner's incentive distribution rights. Our general partner has an effective 2% interest in the Partnership, excluding its incentive distribution rights. As of March 31, 2003, our common unit total consisted of 117,034,083 units held by third parties, 11,231,735 units held by KMI and its consolidated affiliates (excluding our general partner); and 1,724,000 units held by our general partner. Our Class B units were held entirely by KMI and our i-units were held entirely by KMR.


  As of December 31, 2002, our Partners' capital consisted of:

   o  129,943,218 common units;

   o  5,313,400 Class B units; and

   o  45,654,048 i-units.

  Our total common units outstanding at December 31, 2002, consisted of 116,987,483 units held by third parties, 11,231,735 units held by KMI and its consolidated affiliates (excluding our general partner) and 1,724,000 units held by our general partner. Our Class B units were held entirely by KMI and our i-units were held entirely by KMR.

  All of our Class B units were issued in December 2000. The Class B units are similar to our common units except that they are not eligible for trading on the New York Stock Exchange. We initially issued i-units in May 2001. The i-units are a separate class of limited partner interests in us. All of our i-units are owned by KMR and are not publicly traded. In accordance with its limited liability company agreement, KMR's activities are restricted to being a limited partner in, and controlling and managing the business and affairs of, the Partnership, our operating partnerships and our subsidiaries.

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

  The cash equivalent of distributions of i-units will be treated as if it had actually been distributed for purposes of determining the distributions to our general partner. We will not distribute the related cash but will retain the cash and use the cash in our business. If additional units are distributed to the holders of our common units, we will issue an equivalent amount of i-units to KMR based on the number of i-units it owns. Based on the preceding, KMR received a distribution of 858,981 i-units on February 14, 2003. These additional i-units distributed were based on the $0.625 per unit distributed to our common unitholders on that date.

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

  Incentive distributions allocated to our general partner are determined by the amount that quarterly distributions to unitholders exceed certain specified target levels. Our distribution of $0.625 per unit paid on February 14, 2003 for the fourth quarter of 2002 required an incentive distribution to our general partner of $72.5 million. Our distribution of $0.55 per unit paid on February 14, 2002 for the fourth quarter of 2001 required an incentive distribution to our general partner of $54.4 million. The increased incentive distribution to our general partner paid for the fourth quarter of 2002 over the distribution paid for the fourth quarter of 2001 reflects the increase in the amount distributed per unit as well as the issuance of additional units.

  Our declared distribution for the first quarter of 2003 of $0.64 per unit will result in an incentive distribution to our general partner of approximately $75.5 million. This compares to our distribution of $0.59 per unit and incentive distribution to our general partner of approximately $61.0 million for the first quarter of 2002.


9.Comprehensive Income

  Statement of Financial Accounting Standards No. 130, "Accounting for Comprehensive Income," requires that enterprises report a total for comprehensive income. For each of the quarters ended March 31, 2003 and 2002, the only difference between our net income and our comprehensive income was the unrealized gain or loss on derivatives utilized for hedging purposes. For more information on our hedging activities, see Note 9. Our total comprehensive income is as follows (in thousands):

                                                           Three Months Ended
                                                               March 31,
                                                             2003     2002
                                                          --------  --------
Net income                                                $170,478  $141,433
Change in fair value of derivatives used for hedging
  purposes                                                 (53,870)  (66,936)
Reclassification of change in fair value of derivatives
  to net income                                             50,431   (24,359)
                                                            ------   --------
Comprehensive income                                      $167,039   $50,138
                                                          ========   =======

10.Risk Management

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

  Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.133" and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that every derivative financial instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. However, if the derivative transaction qualifies for and is designated as a normal purchase and sale, it is exempted from the fair value accounting requirements of SFAS No. 133 and is accounted for using traditional accrual accounting.

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

     Our derivatives that hedge our commodity price risks involve our normal business activities, which include the sale of natural gas, natural gas liquids, oil and carbon dioxide, and these derivatives have been designated as cash flow hedges as defined by SFAS No. 133. SFAS No. 133 designates derivatives that hedge exposure to variable cash flows of forecasted transactions as cash flow hedges and the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. To be effective, changes in the value of the derivative or its resulting cash flows must substantially offset changes in the value or cash flows of the item being hedged. The ineffective portion of the gain or loss is reported in earnings immediately.

  The gains and losses included in Accumulated other comprehensive income are reclassified into earnings as the hedged sales and purchases take place. Approximately $34.1 million of the Accumulated other comprehensive loss balance of $48.7 million representing unrecognized net losses on derivative activities as of March 31, 2003 is expected to be reclassified into earnings during the next twelve months. During the quarter ended March 31, 2003, we reclassified $50.4 million of accumulated other comprehensive income into earnings. This amount includes the balance of $45.3 million representing unrecognized net losses on derivative activities at December 31, 2002. In addition, we did not reclassify any gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions will no longer occur by the end of the originally specified time period.

   We recognized a gain of $0.2 million during the first quarter of 2003 and a gain of $0.8 million during the first quarter of 2002 as a result of ineffective hedges. These amounts are reported within the captions Gas purchases and other costs of sales and Operations and maintenance in the accompanying Consolidated Statements of Income. For each of the quarters ended March 31, 2003 and 2002, we did not exclude any component of the derivative instruments' gain or loss from the assessment of hedge effectiveness.

  The differences between the current market value and the original physical contracts value associated with our hedging activities are primarily reflected as Other current assets and Accrued other current liabilities in the accompanying consolidated balance sheets. As of March 31, 2003, our balance of $78.8 million of Other current assets included approximately $66.1 million related to risk management hedging activities, and our balance of $358.5 million of Accrued other current liabilities included approximately $100.9 million related to risk management hedging activities. As of December 31, 2002, our balance of $104.5 million of Other current assets included approximately $57.9 million related to risk management hedging activities, and our balance of $298.7 million of Accrued other current liabilities included approximately $101.3 million related to risk management hedging activities.

   The remaining differences between the current market value and the original physical contracts value associated with our hedging activities are reflected as deferred charges or deferred credits in the accompanying consolidated balance sheets. As of March 31, 2003, our balance of $241.9 million of Deferred charges and other assets included approximately $4.5 million related to risk management hedging activities, and our balance of $220.3 million of Other long-term liabilities and deferred credits included approximately $19.3 million related to risk management hedging activities. As of December 31, 2002, our balance of $250.8 million of Deferred charges and other assets included approximately $5.7 million related to risk management hedging activities, and our balance of $199.8 million of Other long-term liabilities and deferred credits included approximately $8.5 million related to risk management hedging activities.

   Our over-the-counter swaps and options are with a number of parties, who principally have investment grade credit ratings. We both owe money and are owed money under these financial instruments. Defaults by counterparties under over-the-counter swaps and options could expose us to additional commodity price risks in the event that we are unable to enter into replacement contracts for such swaps and options on substantially the same terms. Alternatively, we may need to pay significant amounts to the new counterparties to induce them to enter into replacement swaps and options on substantially the same terms. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future.

  Interest Rate Swaps

  In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt. As of March 31, 2003 and as of December 31, 2002, we were a party to interest rate swap agreements with a notional principal amount of $1.95 billion for the purpose of hedging the interest rate risk associated with our fixed and variable rate debt obligations.

  As of March 31, 2003, a notional principal amount of $1.75 billion of these agreements effectively converts the interest expense associated with the following series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread:

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

   These swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes, therefore, as of March 31, 2003, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with interest rate risk is through August 2033.

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

   As of March 31, 2003, we also had swap agreements that effectively convert the interest expense associated with $200 million of our variable rate debt to fixed rate. The maturity dates of these swap agreements range from September 2, 2003 to September 1, 2005. In the prior year, this hedge was designated a fair value hedge on our $200 million Floating Rate Senior Notes, which were retired in March 2002. Subsequent to the repayment of our Floating Rate Senior Notes, the swaps were designated as a cash flow hedge of the risk associated with changes in the designated benchmark interest rate (in this case, one-month LIBOR) related to forecasted payments associated with interest on an aggregate of $200 million of our portfolio of commercial paper.

  Our interest rate swaps meet the conditions required to assume no ineffectiveness under SFAS No. 133 and, therefore, we have accounted for them using the "shortcut" method prescribed for fair value hedges by SFAS No. 133. Accordingly, we adjust the carrying value of each swap to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged. We record interest expense equal to the variable rate payments or fixed rate payments under the swaps. Interest expense is accrued monthly and paid semi-annually. As of March 31, 2003, we recognized an asset of $168.9 million and a liability of $11.2 million for the $157.7 million net fair value of our swap agreements, and we included these amounts with Deferred charges and other assets and Other long-term liabilities and deferred credits on the accompanying balance sheet. The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged was recognized as Market value of interest rate swaps on the accompanying balance sheet. As of December 31, 2002, we recognized an asset of $179.1 million and a liability of $12.1 million for the $167.0 million net fair value of our swap agreements, and we included these amounts with Deferred charges and other assets and Other long-term liabilities and deferred credits on the accompanying balance sheet and again, the offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged was recognized as Market value of interest rate swaps on the accompanying balance sheet.

  We are exposed to credit related losses in the event of nonperformance by counterparties to these interest rate swap agreements. While we enter into derivative transactions primarily with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk.


11.Reportable Segments

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

   Our Products Pipelines segment derives its revenues primarily from the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids. Our Natural Gas Pipelines segment derives its revenues primarily from the transmission, storage, gathering and sale of natural gas. Our CO2 Pipelines segment derives its revenues primarily from the transportation and marketing of carbon dioxide used as a flooding medium for recovering crude oil from mature oil fields and from the production and sale of crude oil from fields in the Permian Basin of West Texas. Our Terminals segment derives its revenues primarily from the transloading and storing of refined petroleum products and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt, and chemicals.

   Financial information by segment follows (in thousands):

                                                   Three Months Ended March 31,
                                                       2003           2002
                                                   -----------    -----------
Revenues
   Products Pipelines............................  $   144,417    $   134,818
   Natural Gas Pipelines.........................    1,480,954        537,557
   CO2 Pipelines.................................       48,456         32,124
   Terminals.....................................      115,011         98,566
                                                   -----------    -----------
   Total consolidated revenues...................  $ 1,788,838    $   803,065
                                                   ===========    ===========

Depreciation and amortization (a)
   Products Pipelines............................  $    16,560    $    15,996
   Natural Gas Pipelines.........................       12,626         11,425
   CO2 Pipelines.................................       11,762          6,989
   Terminals.....................................        9,028          6,916
                                                   -----------    -----------
   Total consolidated depreciation and
     amortization................................  $    49,976    $    41,326
                                                   ===========    ===========
(a) 2003 amounts include $171 of non-cash asset retirement obligation accretion expense, included within operations and maintenance expense in the accompanying consolidated statement of income. $169 of such expense is included in CO2 Pipelines' depreciation and amortization total and $2 is included in Natural Gas Pipelines' depreciation and amortization total.

Operating income
   Products Pipelines............................  $    86,671    $    78,573
   Natural Gas Pipelines.........................       72,796         61,507
   CO2 Pipelines.................................       20,181         12,634
   Terminals.....................................       50,183         42,674
                                                   -----------    -----------
   Total segment operating income................      229,831        195,388
   Corporate administrative expenses.............      (34,679)       (29,532)
                                                   ------------   ------------
   Total consolidated operating income...........  $   195,152    $   165,856
                                                   ===========    ===========

 Earnings from equity investments
   Products Pipelines............................  $     8,043    $     8,001
   Natural Gas Pipelines.........................        6,224          6,125
   CO2 Pipelines.................................       10,006          9,145
   Terminals.....................................           32              -
                                                   -----------    -----------
   Total consolidated equity earnings............  $    24,305    $    23,271
                                                   ===========    ===========

 Amortization of excess cost of equity investments
   Products Pipelines............................  $       821    $       821
   Natural Gas Pipelines.........................           69             69
   CO2 Pipelines.................................          504            504
   Terminals.....................................            -              -
                                                   -----------    -----------
   Total consolidated amortization of excess cost
      of invests.................................  $     1,394    $     1,394
                                                   ===========    ===========

Income taxes and Other, net - income (expense)
   Products Pipelines............................  $    (2,600)   $    (2,775)
   Natural Gas Pipelines.........................          (85)             5
   CO2 Pipelines.................................           17             94
   Terminals.....................................       (1,243)        (1,775)
                                                   ------------   ------------
   Total consolidated income taxes and Other, net  $    (3,911)   $    (4,451)
                                                   ============   ============

Segment earnings
   Products Pipelines............................  $    91,293    $    82,978
   Natural Gas Pipelines.........................       78,866         67,568
   CO2 Pipelines.................................       29,700         21,369
   Terminals.....................................       48,972         40,899
                                                   -----------    -----------
   Total segment earnings........................      248,831        212,814

   Interest and corporate administrative
     expenses (a) ...............................      (78,353)       (71,381)
                                                   ------------   ------------
   Total consolidated net income.................  $   170,478    $   141,433
                                                   ===========    ===========

(a) Includes interest and debt expense, general and administrative expenses, minority interest expense, cumulative effect adjustment from a change in accounting principle (2003 only) and other insignificant items.

                                                      March 31,     Dec. 31,
                                                       2003           2002
                                                   -----------    --------
Assets
   Products Pipelines............................  $ 3,056,164    $ 3,088,799
   Natural Gas Pipelines.........................    3,476,175      3,121,674
   CO2 Pipelines.................................      722,512        613,980
   Terminals.....................................    1,302,494      1,165,096
                                                   -----------    -----------
   Total segment assets..........................    8,557,345      7,989,549
   Corporate assets (a)..........................      244,889        364,027
                                                   -----------    -----------
   Total consolidated assets.....................  $ 8,802,234    $ 8,353,576
                                                   ===========    ===========

(a)  Includes cash, cash equivalents and certain unallocable deferred charges.

12. New Accounting Pronouncements

  In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement eliminates the requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses are now classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. This Statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. Adoption of this Statement has not had any immediate effect on our consolidated financial statements. We will apply this guidance prospectively.

  In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

  In November 2002, the Financial Accounting Standards Board issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation of Financial Accounting Standards Board Statements No. 5, 57 and 107, and rescission of FIN No. 34 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation incorporates, without change, the guidance in FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superceded. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods after December 15, 2002, and have been adopted.

  In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This amendment to SFAS No. 123, "Accounting for Stock-Based Compensation," provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for financial statements of interim or annual periods after December 15, 2002. Adoption of this Statement has not had any immediate effect on our consolidated financial statements.

  On April 30 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.

  The new guidance amends SFAS No. 133 for decisions made:

  o as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133;

  o in connection with other Board projects dealing with financial instruments; and

  o regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components.

  The amendments set forth in SFAS No. 149 are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. These changes are intended to result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.

  The Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. We will apply this guidance prospectively. We have not yet quantified the impacts of adopting this Statement on our financial position or results of operations.

  We will continue to apply the provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of "when-issued" securities or other securities that do not yet exist, will be applied to existing contracts as well as new contracts entered into after June 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

First Quarter 2003 Compared With First Quarter 2002

  For the quarter ended March 31, 2003, our operating results represented our most profitable quarter ever. Total consolidated net income before a change in accounting principle was a record $167.0 million ($0.50 per diluted unit), an 18% increase from the $141.4 million ($0.48 per diluted unit) in consolidated net income reported for the first quarter of 2002. Additionally, our 2003 first quarter results benefited from a cumulative-effect adjustment of $3.5 million related to a change in accounting for asset retirement obligations pursuant to our adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003. After the cumulative-effect adjustment, net income for the quarter totaled $170.5 million ($0.52 per diluted unit). For more information on this cumulative-effect adjustment from a change in accounting principle, see Note 4 to our Consolidated Financial Statements, included elsewhere in this report.

  Revenues for the first quarter of 2003 were a record $1,788.8 million, compared with revenues of $803.1 million in the same year-earlier period. The increase, primarily due to higher natural gas prices, was largely offset by similar increases in natural gas purchase costs. Our first quarter 2003 operating income was $195.2 million, the second-highest level ever attained and 18% over the $165.9 million in operating income earned during the first quarter of 2002. Operating expenses, excluding depreciation, depletion and amortization, general and administrative expenses and taxes, other than income taxes, were $1,494.5 million in the first quarter of 2003, compared with $553.8 million in the same period a year ago.

  Our first quarter results demonstrated balanced growth across our business portfolio as all four of our business segments reported quarter-to-quarter increases in earnings, operating income and revenues. The increases were driven primarily by internal growth, mainly resulting from our ongoing expansion and capital improvement projects within our CO2 Pipelines and Natural Gas Pipelines business segments, but also by the acquisitions of pipeline and terminal businesses that we have made since the beginning of the first quarter of 2002. The largest of these was the January 31, 2002 purchase of Kinder Morgan Tejas. Kinder Morgan Tejas' operations include a 3,400-mile Texas intrastate natural gas pipeline system that has good access to natural gas supply basins and provides a strategic, complementary fit with our other natural gas pipeline assets in Texas, particularly Kinder Morgan Texas Pipeline.

  First quarter earnings from our investments accounted for under the equity method of accounting, which include investments in Plantation Pipe Line Company, Cortez Pipeline Company and the Red Cedar Gathering Company, were up approximately 5% in the first quarter of 2003, compared to the same year ago period. Equity earnings, net of amortization of excess costs, were $22.9 million and $21.9 million for each of the first three months of 2003 and 2002, respectively. In addition, on April 16, 2003, we declared a record quarterly cash distribution of $0.64 per unit (an annualized rate of $2.56). This first quarter 2003 distribution will be paid on May 15, 2003, and is up 8% from the $0.59 per unit distribution we made for the first quarter of 2002. Furthermore, we expect to declare cash distributions of at least $2.63 per unit for 2003, and we expect to increase our quarterly cash distribution to at least $0.68 per unit (an annualized rate of $2.72) by the fourth quarter of 2003. However, no assurance can be given that we will be able to achieve this level of distributions.

  Products Pipelines

  Our Products Pipelines segment reported earnings of $91.3 million on revenues of $144.4 million in the first quarter of 2003. In the first quarter of 2002, the segment reported earnings of $83.0 million on revenues of $134.8 million. Operating income for each of the quarters ended March 31, 2003 and 2002 was $86.7 million and $78.6 million, respectively.

  The $8.3 million (10%) increase in quarter-to-quarter earnings resulted from internal growth, primarily driven by record earnings from our North System liquids pipeline and higher returns from terminal assets associated with our Pacific operations. The $9.6 million (7%) increase in overall segment revenues includes a $3.5 million increase in revenues from our North System, primarily due to a 17% increase in throughput volume and higher average tariff rates in the first quarter of 2003 compared to the same period last year. The throughput volume increase was due to cold weather in the Midwest and strong propane demand. Revenues from our Pacific operations accounted for $2.0 million of the quarter-to-quarter increase in overall segment revenues. Although total delivery volumes on our Pacific operations were down slightly in the first quarter of 2003 compared to last year, average tariff rates remained relatively flat, and we benefited from higher terminal revenue as a result of increased ethanol blending operations. Revenues from our CALNEV pipeline increased $1.6 million in the first quarter of 2003 compared to the first quarter of 2002. CALNEV benefited from a slight (1%) increase in transport volumes and an almost 3% increase in average tariff rates.

  The segment's expenses, excluding depreciation charges and taxes, other than income taxes, increased a slight 1% in the first quarter of 2003, compared to the first quarter a year ago. Expenses totaled $36.0 million in the first quarter of 2003 and $35.5 million in the first quarter of 2002. The $0.5 million change was the result of higher operations and maintenance expenses, partially offset by lower fuel and power expenses.

  Earnings from our Products Pipelines' equity investments, net of amortization of excess costs, were $7.2 million in each of the first quarters of 2003 and 2002. The segment's equity earnings primarily relate to our 51% ownership interest in Plantation Pipe Line Company. Plantation's earnings in the first quarter of 2003 were essentially unchanged from its earnings in the first quarter of 2002. Lower pipeline revenues resulting from a decrease in delivery volumes were offset by higher non-transportation income items.

  Natural Gas Pipelines

  Our Natural Gas Pipelines segment reported earnings of $78.9 million on revenues of $1,481.0 million in the first quarter of 2003. In the first quarter of 2002, the segment reported earnings of $67.6 million on revenues of $537.6 million. The segment's expenses, excluding depreciation charges and taxes, other than income taxes, were $1,391.3 million in the first quarter of 2003 and $461.3 million in the first quarter of 2002. Operating income for each of the two quarters ended March 31, 2003 and 2002 was $72.8 million and $61.5 million, respectively.

   The segment's $11.3 million (17%) increase in earnings in the first quarter of 2003 compared to the first quarter of 2002 was primarily attributable to internal growth on our Kinder Morgan Interstate Gas Transmission and Trailblazer Pipeline Company natural gas pipeline systems. Together, these two Rocky Mountain natural gas pipeline systems accounted for $10.6 million of the quarter-to-quarter increase in segment earnings. The increase was primarily the result of higher operational sales of natural gas at higher margins as well as an increase in natural gas transport volumes. In May 2002, we completed a fully-subscribed, $59 million expansion project on our Trailblazer system that increased transportation capacity on the pipeline by approximately 60%.

   Earnings from our Texas intrastate natural gas pipeline group were up $0.9 million in the first quarter of 2003, compared to the same period last year, principally due to the contributions from our North Texas and Mier-Monterrey natural gas pipelines. In addition to the Kinder Morgan Tejas and Kinder Morgan Texas Pipeline systems, our Texas intrastate natural gas group now includes the Kinder Morgan North Texas pipeline, completed in August 2002, and the Mier-Monterrey pipeline, completed in March 2003.

   The North Texas pipeline is an 86-mile system that transports natural gas from an interconnect with KMI's Natural Gas Pipeline Company of America system in Lamar County, Texas to electric generating facilities within the State of Texas. FPL Energy has entered into a 30-year long-term, binding firm transportation contract with us for the full 325,000 dekatherms per day of natural gas capacity on the North Texas pipeline.

   The Mier-Monterrey pipeline stretches from south Texas to Monterrey, Mexico and can transport up to 375,000 dekatherms per day of natural gas. We have entered into a 15-year contract with Pemex Gas Y Petroquimica Basica, which has subscribed for all of the capacity on the pipeline. The pipeline connects to a 1,000-megawatt power plant complex and to the Pemex natural gas transportation system.

   The segment's significant increases in period-to-period revenues and expenses relate primarily to higher natural gas prices in the first quarter of 2003, and to our January 31, 2002 acquisition of Kinder Morgan Tejas. The acquisition and subsequent integration of its assets with our pre-existing natural gas pipeline assets in the State of Texas, particularly our KMTP system, has produced a strategic and complementary intrastate pipeline business combination. Both Kinder Morgan Tejas and KMTP purchase and sell significant volumes of natural gas, which is transported through their pipeline systems. Our objective is to match purchases and sales in the aggregate, thus locking-in the equivalent of a transportation fee. The purchase and sale activity results in considerably higher revenues and operating expenses compared to the interstate natural gas pipeline systems of KMIGT and Trailblazer Pipeline Company. Both KMIGT and Trailblazer charge a transportation fee for gas transmission service but neither system has significant gas purchases and resales.

  The overall increase in segment earnings was partially offset by higher depreciation and amortization charges. Depreciation expenses totaled $12.6 million, up 11% from the $11.4 million reported in the first quarter of 2002. The increase was due to the additional capital investments we have made since the end of the first quarter of 2002 and to our acquisition of Kinder Morgan Tejas.

  Earnings from our Natural Gas Pipelines' equity investments, net of amortization of excess costs, were essentially flat for the first quarter of 2003 compared to the first quarter of 2002. The segment's equity investments, which include investments in Red Cedar, Thunder Creek Gas Services, LLC and Coyote Gas Treating, LLC, reported $6.2 million in net equity earnings for the first quarter of 2003 versus $6.1 million for the same prior year period. The slight $0.1 million increase in equity earnings was mainly due to higher earnings from the segment's 25% ownership interest in Thunder Creek.

  CO2 Pipelines

  Our CO2 Pipelines segment reported earnings of $29.7 million on revenues of $48.5 million in the first three months of 2003. The segment reported earnings of $21.4 million on revenues of $32.1 million in the same period of 2002. Expenses, excluding depreciation, depletion, amortization, and taxes, other than income taxes, totaled $14.5 million in the first quarter of 2003 versus $10.8 million in the first quarter of 2002. Operating income for each of the quarters ended March 31, 2003 and 2002 was $20.2 million and $12.6 million, respectively.

  The $8.3 million (39%) increase in period-to-period segment earnings was primarily attributable to the $16.4 million (51%) increase in revenues, partially offset by higher depreciation, depletion and operating expenses. The increase in revenues was mainly due to higher oil production volumes and higher average oil prices. The segment reported a 50% increase in oil production volumes from its SACROC Unit and benefited from an 8% increase in our realized weighted average hedged price of oil per barrel. The general increase in segment revenues was partially offset by lower carbon dioxide delivery volumes, primarily due to reduced deliveries from the McElmo Dome carbon dioxide Unit.

  The overall increase in segment earnings was partially offset by higher depreciation, depletion and amortization charges and by higher operations and maintenance expenses. Non-cash depletion and depreciation-related charges were up $4.6 million, mainly as a result of the higher production volumes and additional capital investments that we have made since the end of the first quarter of 2002. The $3.7 million period-to-period increase in expenses, excluding depreciation, depletion, amortization, and taxes, other than income taxes, was primarily due to the increase in oil production and to higher fuel and power expenses as a result of higher production volumes.

  In the first quarter of 2003, our CO2 Pipelines segment reported $9.5 million in equity earnings, net of amortization of excess costs. The amount represents a 10% increase from the $8.6 million in equity earnings in the first quarter of 2002. The increase resulted from higher earnings from the segment's 15% ownership interest in MKM Partners, L.P. MKM Partners, L.P., an oil and gas joint venture with Marathon Oil Company, had higher earnings due to higher average oil prices and higher production. Higher overall segment earnings were also offset slightly by a $0.4 million increase in taxes, other than income taxes, primarily the result of higher production taxes.

  Terminals

  Our Terminals segment, including both our bulk and liquids terminal businesses, reported earnings of $49.0 million on revenues of $115.0 million in the first quarter of 2003. In the first quarter of 2002, the segment earned $40.9 million on revenues of $98.6 million. Expenses, excluding depreciation and taxes, other than income taxes, for each of the quarters ended March 31, 2003 and 2002 were $52.7 million and $46.2 million, respectively. Operating income for each of the quarters ended March 31, 2003 and 2002 was $50.2 million and $42.7 million, respectively.

  Excluding acquisitions, earnings increased $4.6 million and revenues increased $7.1 million for the first quarter of 2003 compared to the same prior year period. The favorable change was driven primarily by expansion projects that have increased utilization and leaseable capacity at certain terminals, most notably our Carteret, New Jersey and Harvey, Louisiana liquids terminals. Our total leaseable capacity for liquids products increased 3% in the first quarter of 2003 compared to the first quarter of 2002, and the increase resulted in a $4.3 million increase in segment earnings and a $4.9 million increase in revenues from liquids terminals that were owned in both periods.

  First quarter earnings from all bulk terminal operations owned during each year were essentially the same in 2003 versus 2002. Increases from an almost 4% increase in coal transload volumes at our Grand Rivers, Kentucky and Cora, Illinois coal terminals, as well as from strong fertilizer and soda ash exports from bulk terminal facilities located on the West Coast were offset by a quarter-to-quarter drop in engineering services.

  Key acquisitions of terminal businesses since the end of the first quarter of 2002 accounted for $3.5 million of the $8.1 million (20%) increase in segment earnings, and $9.3 million of the $16.4 million (17%) increase in segment revenues. These acquisitions included:

  o the Milwaukee Bagging Operations, acquired effective May 1, 2002;

  o the Owensboro Gateway Terminal, acquired effective September 1, 2002;

  o the St. Gabriel Terminal, acquired effective September 1, 2002;

  o the purchase of four floating cranes at our bulk terminal facility in Port Sulphur, Louisiana in December 2002; and

  o the bulk terminal businesses acquired from M.J. Rudolph Corporation, effective January 1, 2003.

  The above acquisitions accounted for $5.3 million in expenses, excluding depreciation and taxes, other than income taxes, in the first quarter of 2003.


  Segment Operating Statistics

  Operating statistics for the first three months of 2003 and 2002 are as follows:

                                                        Three Months Ended
                                                  March 31, 2003  March 31, 2002
                                                  --------------  --------------
Products Pipelines
   Gasoline (MMBbl)...............................       104.0        108.2
   Diesel (MMBbl).................................        36.0         35.5
   Jet Fuel (MMBbl)...............................        26.6         27.3
                                                     ---------    ---------
   Total Refined Product Volumes (MMBbl)..........       166.6        171.0
   Natural Gas Liquids (MMBbl)....................        12.8         11.1
                                                     ---------    ---------
   Total Delivery Volumes (MMBbl) (1).............       179.4        182.1
Natural Gas Pipelines
   Transport Volumes (Bcf) (2)....................       260.4        242.4
CO2 Pipelines
   Delivery Volumes (Bcf) (3).....................       102.3        113.1
   SACROC Oil Production (MBbl/d) ................        17.0         11.2
   Realized Weighted Average Oil Price per Bbl....    $  24.88     $  22.98
Terminals
   Bulk Terminals
      Transload Tonnage (MMtons) (4)..............        14.0         14.2
   Liquids Terminals
      Leaseable Capacity (MMBbl)..................        35.6         34.5
      Utilization %...............................         96%          97%

   Note:  Historical pro forma for acquired assets.
   (1) Includes Pacific, Plantation, North System, CALNEV, Central Florida, Cypress and Heartland pipeline volumes.
   (2) Includes Kinder Morgan Interstate Gas Transmission, Texas Intrastates and Trailblazer pipeline volumes.
   (3) Includes Cortez, Central Basin and Canyon Reef Carriers pipeline volumes.
   (4) Includes Cora, Grand Rivers and Kinder Morgan Bulk Terminals aggregate terminal throughputs; excludes operatorship of LAXT bulk terminal.

  Other

  Items not attributable to any segment include general and administrative expenses, interest income and expense and minority interest. For the first quarter of 2003, these items were offset by the $3.5 million cumulative-effect adjustment related to our change in accounting for asset retirement obligations. Together, these items (including the cumulative-effect adjustment) totaled $78.4 million in the first quarter of 2003 and $71.4 million in the first quarter of 2002.

  Our general and administrative expenses totaled $34.7 million in the first quarter of 2003 compared with $29.5 million in the first quarter of 2002. The $5.2 million (18%) quarter-to-quarter increase in general and administrative expenses primarily related to higher employee benefit costs, higher labor and payroll tax expenses, and higher general expenses, mainly resulting from timing differences in the payment of general services, including legal fees.

  Our total interest expense, net of interest income, was $44.9 million in the first quarter of 2003 and $39.0 million in the first quarter of 2002. The $5.9 million (15%) increase in net interest charges was due to higher average borrowings during the first quarter of 2003 compared with the same period last year. The increase in period-to-period net interest charges was partially offset by lower average interest rates during the first quarter of 2003.

  Minority interest totaled $2.2 million in the first quarter of 2003, compared to $2.8 million in the first quarter of 2002. The $0.6 million (21%) decrease resulted primarily from our acquisition of an additional ownership interest in Trailblazer Pipeline Company. In May 2002, we acquired the remaining 33 1/3% ownership interest in Trailblazer that we did not already own, thereby eliminating the minority interest relating to Trailblazer Pipeline Company.


Financial Condition

  The following table illustrates the sources of our invested capital. In addition to our results of operations, these balances are affected by our financing activities as discussed below (dollars in thousands):

                                                        March 31,       Dec. 31,
                                                         2003             2002
                                                       -----------   -----------
Long-term debt, excluding market value of
  interest rate swaps................................  $ 3,787,234   $ 3,659,533
Minority interest....................................       41,976        42,033
Partners' capital....................................    3,425,554     3,415,929
                                                       ___________   ___________
  Total capitalization...............................    7,254,764     7,117,495
Short-term debt, less cash and cash equivalents......     (22,361)      (41,088)
                                                       ___________   ___________
  Total invested capital.............................  $ 7,232,403   $ 7,076,407
                                                       ===========   ===========

Capitalization:
--------------
  Long-term debt, excluding market value of interest
    rate swaps.......................................        52.2%         51.4%
  Minority interest..................................         0.6%          0.6%
  Partners' capital..................................        47.2%         48.0%
                                                            ------        ------
                                                            100.0%        100.0%
                                                            ======        ======
Invested Capital:
----------------
  Total debt, less cash and cash equivalents and
    excluding market value of interest rate swaps....        52.1%         51.1%
  Partners' capital and minority interest............        47.9%         48.9%
                                                            ------        ------
                                                            100.0%        100.0%
                                                            ======        ======

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

  As of March 31, 2003, our current commitments for sustaining capital expenditures were approximately $77.8 million. This amount has been committed primarily for the purchase of plant and equipment and is based on the payments we expect to need for our 2003 sustaining capital expenditure plan. All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary.

  Some of our customers are experiencing severe financial problems that have had a significant impact on their creditworthiness. We are working to implement, to the extent allowable under applicable contracts, laws and regulations, prepayments and other security requirements, such as letters of credit, to enhance our credit position relating to amounts owed from these customers. We cannot assure that one or more of our financially distressed customers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position or future results of operations.

  Operating Activities

  Net cash provided by operating activities was $171.2 million for the three months ended March 31, 2003, versus $222.6 million in the comparable period of 2002. The period-to-period decrease of $51.4 million in cash flow from operations resulted chiefly from a $96.1 million decrease in cash inflows relative to net changes in working capital items. The unfavorable working capital change was primarily the result of timing differences in the collection on and payments of our accounts receivables and payables and from changes in customer prepayments of natural gas transportation revenues. Partially offsetting the decrease in cash inflows due to net changes in working capital items was a $33.3 million increase in cash earnings from across our business portfolio and an $11.7 million increase in the amount of distributions we received from our equity investments. The increase in equity investment distributions related to higher distributions from our 50% equity interest in Cortez Pipeline Company and from our 49% equity interest in the Red Cedar Gathering Company.

  Investing Activities

  Net cash used in investing activities was $158.5 million for the three month period ended March 31, 2003, compared to $849.3 million in the comparable 2002 period. The $690.8 million decrease in cash used in investing activities was primarily attributable to higher expenditures made for strategic acquisitions in the 2002 period. For the three months ended March 31, 2002, our acquisition outlays totaled $758.3 million, including $700.9 million for Kinder Morgan Tejas. For the three months ended March 31, 2003, our asset acquisitions totaled $5.6 million, including $3.5 million used to acquire the remaining 50% ownership interest in ICPT, L.L.C., a small liquids pipeline limited liability company associated with our St. Gabriel liquids terminal business. Other investing activities accounted for $2.5 million of the overall decrease in cash used in investing activities in the first quarter of 2003 compared to the first quarter of 2002. The decrease related to higher cash inflows from changes in underground gas storage in the first quarter of 2003.

  Offsetting the overall period-to-period decrease in funds used in investing activities was a $54.8 million increase in funds used for capital expenditures and a $9.1 million increase in contributions to equity investments. Including expansion and maintenance projects, our capital expenditures were $145.8 million in the first three months of 2003 versus $91.0 million in the same year-ago period. The increase was mainly due to our continued investment in our Natural Gas Pipelines, Terminals and CO2 Pipelines business segments. We continue to expand and grow our existing businesses and have current projects in place that will significantly add storage and throughput capacity to our terminaling and carbon dioxide flooding operations. We plan to invest approximately $230 million in additional development at the SACROC Unit in the Permian Basin of West Texas during 2003. Our sustaining capital expenditures were $17.1 million for the first three months of 2003 compared to $13.2 million for the first three months of 2002. The increase in our contributions to equity investments related to an $8.4 million contribution to Plantation Pipe Line Company in the first quarter of 2003.

  Financing Activities

  Net cash used in financing activities amounted to $17.0 million for the three months ended March 31, 2003. In the comparable quarter of 2002, our financing activities provided $593.2 million. The decrease of $610.2 million from the comparable 2002 period was mainly the result of lower cash inflows from overall debt financing activities. The increase reflects higher net debt issuance in the first quarter of 2002. In March 2002, we completed a public offering of $750 million in principal amount of senior notes, resulting in a net cash inflow of approximately $740.8 million net of discounts and issuing costs. In addition, net borrowings under our commercial paper program were higher during the first quarter of 2002 compared to the first quarter of 2003. The increase from net borrowings was partially offset by the payment of our maturing $200 million in principal amount of Floating Rate senior notes in March 2002.

   The overall decrease in funds provided by our financing activities also resulted from a $28.1 million increase in distributions to our partners. Distribution to all partners increased to $160.4 million in the first quarter of 2003 compared to $132.3 million in the first quarter of 2002. The increase in distributions was due to:

   o an increase in the per unit cash distributions paid;

   o an increase in the number of units outstanding; and

   o an increase in the general partner incentive distributions, which resulted from both increased cash distributions per unit and an increase in the number of common units and i-units outstanding.

   On February 14, 2003, we paid a quarterly distribution of $0.625 per unit for the fourth quarter of 2002, 14% greater than the $0.55 per unit distribution paid for the fourth quarter of 2001. We paid this distribution in cash to our common unitholders and to our class B unitholders. KMR, our sole i-unitholder, received 858,981 additional i-units based on the $0.625 cash distribution per common unit. For each outstanding i-unit that KMR held, a fraction (0.018815) of an i-unit was issued. The fraction was determined by dividing:

   o $0.625, the cash amount distributed per common unit

by

   o $33.219, the average of KMR's shares' closing market prices for the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

  On April 16, 2003, we declared a cash distribution for the quarterly period ended March 31, 2003, of $0.64 per unit. The distribution will be paid on or before May 15, 2003, to unitholders of record as of April 30, 2003. Our common unitholders and Class B unitholders will receive cash. KMR, our sole i-unitholder, will receive a distribution of 0.018488 i-units for each outstanding i-unit held based on the $0.64 distribution per common unit. We believe that future operating results will continue to support similar levels of quarterly cash and i-unit distributions; however, no assurance can be given that future distributions will continue at such levels.

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

  Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. The general partner's incentive distribution for the distribution that we declared for the first quarter of 2003 was $75.5 million. The general partner's incentive distribution for the distribution that we declared for the first quarter of 2002 was $61.0 million. The general partner's incentive distribution that we paid during the first quarter of 2003 to our general partner (for the fourth quarter of 2002) was $72.5 million. The general partner's incentive distribution that we paid during the first quarter of 2002 to our general partner (for the fourth quarter of 2001) was $54.4 million. All partnership distributions we declare for the fourth quarter of each year are declared and paid in the first quarter of the following year.

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

  o acts of nature, sabotage, terrorism or other similar acts causing damage greater than our insurance coverage limits;

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

  See Items 1 and 2 "Business and Properties - Risk Factors" of our annual report filed on Form 10-K for the year ended December 31, 2002, for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2002 Form 10-K report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments. Our future results also could be adversely impacted by unfavorable results of litigation and the coming to fruition of contingencies referred to in Note 3 to our consolidated financial statements included elsewhere in this report.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

   There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2002, in Item 7A of our 2002 Form 10-K report. For more information on our risk management activities, see Note 10 to our consolidated financial statements included elsewhere in this report.


Item 4.  Controls and Procedures.

   Within the 90-day period prior to the filing of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these disclosure controls and procedures subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

   See Part I, Item 1, Note 3 to our consolidated financial statements entitled "Litigation and Other Contingencies," which is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds.

   None.

Item 3.  Defaults Upon Senior Securities.

   None.

Item 4.  Submission of Matters to a Vote of Security Holders.

   None.

Item 5.  Other Information.

   None.

Item 6.   Exhibits and Reports on Form 8-K.

   (a) Exhibits

4.1 --Certain instruments with respect to long-term debt of the Partnership and its consolidated subsidiaries which relate to debt that does not exceed 10% of the total assets of the Partnership and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. ss.229.601.

11  --Statement re: computation of per share earnings.

99.1--Chief Executive Officer Certification.

99.2--Chief Financial Officer Certification.
---------------------

   (b) Reports on Form 8-K

  Current report dated January 15, 2003 on Form 8-K was furnished on January 16, 2003, pursuant to Items 7 and 9 of that form. In Item 9, we provided notice that on January 15, 2003, we issued a press release announcing record earnings in 2002 and an increase in our quarterly distribution to unitholders. Our 2002 net income totaled $608.4 million, up 38% over our 2001 net income of $442.3 million, and our cash distribution for the fourth quarter of 2002 was raised to $0.625 per common unit, up 14% over our fourth quarter 2001 cash distribution of $0.55 per common unit. A copy of the press release was filed in Item 7 as an exhibit pursuant to Item 9.

   Current report dated January 21, 2003 on Form 8-K was furnished on January 21, 2003, pursuant to Item 9 of that form. We provided notice that we, along with Kinder Morgan, Inc., a subsidiary of which serves as our general partner, and Kinder Morgan Management, LLC, a subsidiary of our general partner that manages and controls our business and affairs, intended to make presentations on January 22, 2003 at the Kinder Morgan 2003 Analyst Conference to address the fiscal year 2002 results, the fiscal year 2003 outlook, and other business information about us, Kinder Morgan, Inc. and Kinder Morgan Management, LLC. Notice was also given that prior to the meeting, interested parties would be able to view the materials presented at the meetings by visiting Kinder Morgan,

Inc.'s website at: http://www.kindermorgan.com/investor/presentations/. Interested parties would also be able to access the presentations by audio webcast, both live and on-demand. Live webcast presentations could be accessed at: http://www.videonewswire.com/event.asp?id=10577, by choosing the webcast link and completing the registration page. The on-demand webcast (replay) for the presentations would be available within 24 hours of the actual presentation, would remain available for 45 days, and could also be accessed at: http://www.videonewswire.comevent.asp?id=10577.

  Current Report dated May 5, 2003 on Form 8-K was filed on May 6, 2003, pursuant to Item 5 of that form. We reported that on May 2, 2003 we were notified by the staff of the SEC that the staff is conducting an informal investigation concerning our public disclosures regarding the allocation of purchase price between assets and goodwill in connection with our acquisition of the assets of Tejas Gas, LLC. The staff has not asserted that we acted improperly or illegally, and has indicated that the Commission has not issued a formal order. We have voluntarily agreed to cooperate fully with the staff's informal investigation. We believe that the informal investigation will not result in a material change to our financial statements.

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

                      KINDER MORGAN ENERGY PARTNERS, L.P.
                      (A Delaware limited partnership)

                      By: KINDER MORGAN G.P., INC.,
                          its General Partner

                      By: KINDER MORGAN MANAGEMENT, LLC,
                          its Delegate

                          /s/ C. Park Shaper
                          ------------------------------
                          C. Park Shaper
                          Vice President, Treasurer and Chief Financial Officer of Kinder Morgan Management, LLC, Delegate of Kinder Morgan G.P., Inc. (principal financial officer and principal accounting officer)
                          Date: May 14, 2003

                                 CERTIFICATIONS

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          /s/ Richard D. Kinder
                          ------------------------------
                          Richard D. Kinder
                          Chairman and Chief Executive Officer

                          Date: May 14, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          /s/ C. Park Shaper
                          ------------------------------
                          C. Park Shaper
                          Vice President, Treasurer and Chief Financial Officer

                          Date: May 14, 2003