Form 10-Q
period 2003-06-30
KINDER MORGAN ENERGY PARTNERS L P
filed 2003-08-08
CIK 888228

F O R M 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

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

    The Registrant had 134,703,808 common units outstanding at July 31, 2003.

                       KINDER MORGAN ENERGY PARTNERS, L.P.
                                TABLE OF CONTENTS


                                                                    Page
                                                                   Number
                      PART I. FINANCIAL INFORMATION

 Item 1:  Financial Statements (Unaudited).........................   3
            Consolidated Statements of Income - Three and Six
            Months Ended June 30, 2003 and 2002....................   3
            Consolidated Balance Sheets - June 30, 2003 and
            December 31, 2002......................................   4
            Consolidated Statements of Cash Flows - Six Months
            Ended June 30, 2003 and 2002...........................   5
            Notes to Consolidated Financial Statements.............   6

 Item 2:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................  48
            Results of Operations..................................  48
            Financial Condition....................................  57
            Information Regarding Forward-Looking Statements.......  61

 Item 3:  Quantitative and Qualitative Disclosures About Market
          Risk.....................................................  62

 Item 4:  Controls and Procedures..................................  62



                           PART II. OTHER INFORMATION

 Item 1:  Legal Proceedings........................................  63

 Item 2:  Changes in Securities and Use of Proceeds................  63

 Item 3:  Defaults Upon Senior Securities..........................  63

 Item 4:  Submission of Matters to a Vote of Security Holders......  63

 Item 5:  Other Information........................................  63

 Item 6:  Exhibits and Reports on Form 8-K.........................  63

          Signatures...............................................  65

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Unit Amounts)
                                   (Unaudited)

                                                                     Three Months Ended June 30,     Six Months Ended June 30,
                                                                    ----------------------------------------------------------
                                                                         2003           2002            2003            2002
                                                                    -------------  -------------   -------------   ---------
Revenues
  Natural gas sales............................................     $ 1,239,070      $ 722,529     $ 2,617,358     $ 1,192,397
  Services.....................................................         346,888        308,045         681,829         603,288
  Product sales and other......................................          78,489         60,362         154,098          98,316
                                                                      ---------      ---------       ---------       ---------
                                                                      1,664,447      1,090,936       3,453,285       1,894,001
                                                                      ---------      ---------       ---------       ---------
Costs and Expenses
  Gas purchases and other costs of sales.......................       1,235,375        712,476       2,610,789       1,160,569
  Operations and maintenance...................................         101,775         98,464         195,674         185,755
  Fuel and power...............................................          23,779         21,147          48,917          39,531
  Depreciation and amortization................................          53,758         42,623         103,563          83,949
  General and administrative...................................          34,157         30,210          68,836          59,742
  Taxes, other than income taxes...............................          16,041         13,669          30,792          26,252
                                                                      ---------      ---------       ---------       ---------
                                                                      1,464,885        918,589       3,058,571       1,555,798
                                                                      ---------      ---------       ---------       ---------

Operating Income...............................................         199,562        172,347         394,714         338,203

Other Income (Expense)
  Earnings from equity investments.............................          22,618         24,297          46,923          47,568
  Amortization of excess cost of equity investments............          (1,394)        (1,394)         (2,788)         (2,788)
  Interest, net................................................         (44,896)       (43,864)        (89,821)        (82,886)
  Other, net...................................................           1,508            435           1,785             385
Minority Interest..............................................          (2,125)        (2,221)         (4,339)         (5,048)
                                                                      ---------      ---------       ---------       ---------

Income Before Income Taxes and Cumulative Effect of a Change in
   Accounting Principle........................................         175,273        149,600         346,474         295,434

Income Taxes...................................................          (6,316)        (5,083)        (10,504)         (9,484)
                                                                      ----------     ----------      ----------      ----------

Income Before Cumulative Effect of a Change in Accounting               168,957        144,517         335,970         285,950
Principle.......................................................

Cumulative effect adjustment from change in accounting for asset
   retirement obligations......................................               -              -           3,465               -
                                                                      ---------      ---------       ---------       ---------

Net Income.....................................................       $ 168,957      $ 144,517       $ 339,435       $ 285,950
                                                                      =========      =========       =========       =========

Calculation of Limited Partners' interest in Net Income:
Income Before Cumulative Effect of a Change in Accounting             $ 168,957      $ 144,517       $ 335,970       $ 285,950
Principle.......................................................
Less: General Partner's interest...............................         (80,530)       (65,234)       (156,955)       (127,028)
                                                                      ----------     ----------      ----------      ----------
Limited Partners' interest.....................................          88,427         79,283         179,015         158,922
Add: Limited Partners' interest in Change in Accounting Principle             -              -           3,430               -
                                                                      ---------      ---------       ---------       ---------
Limited Partners' interest in Net Income.......................       $  88,427      $  79,283       $ 182,445       $ 158,922
                                                                      =========      =========       =========       =========

Basic Limited Partners' Net Income per Unit:
Income Before Cumulative Effect of a Change in Accounting             $    0.48      $    0.48       $    0.98       $    0.96
Principle.......................................................
Cumulative effect adjustment from change in accounting for asset
   retirement obligations......................................               -              -            0.02               -
                                                                      ---------      ---------       ---------       ---------
Net Income.....................................................       $    0.48      $    0.48       $    1.00       $    0.96
                                                                      =========      =========       =========       =========

Diluted Limited Partners' Net Income per Unit:
Income Before Cumulative Effect of a Change in Accounting             $    0.48      $    0.48       $    0.98       $    0.95
Principle.......................................................
Cumulative effect adjustment from change in accounting for asset
   retirement obligations......................................               -              -            0.02               -
                                                                      ---------      ---------       ---------       ---------
Net Income.....................................................       $    0.48      $    0.48       $    1.00       $    0.95
                                                                      =========      =========       =========       =========

Weighted average number of units used in computation of
Limited Partners' Net Income per unit:
Basic..........................................................         183,595        166,589         182,492         166,320
                                                                      =========      =========       =========       =========

Diluted........................................................         183,706        166,761         182,614         166,505
                                                                      =========      =========       =========       =========

   The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                  June 30,    December 31,
                                                                   2003           2002
                                                                ----------     ----------
  ASSETS
  Current Assets
     Cash and cash equivalents.............................     $   44,915     $   41,088
     Accounts and notes receivable
       Trade...............................................        603,153        457,583
       Related parties.....................................         19,988         17,907
     Inventories
       Products............................................          3,740          4,722
       Materials and supplies..............................          9,935          7,094
     Gas imbalances........................................         67,943         25,488
     Gas in underground storage............................         39,697         11,029
     Other current assets..................................         67,011        104,479
                                                                ----------     ----------
                                                                   856,382        669,390

  Property, Plant and Equipment, net.......................      6,540,310      6,244,242
  Investments..............................................        256,637        311,044
  Notes receivable.........................................          2,673          3,823
  Goodwill.................................................        869,840        856,940
  Other intangibles, net...................................         17,305         17,324
  Deferred charges and other assets........................        316,032        250,813
                                                                ----------     ----------
  TOTAL ASSETS.............................................     $8,859,179     $8,353,576
                                                                ==========     ==========

  LIABILITIES AND PARTNERS' CAPITAL
  Current Liabilities
     Accounts payable
       Trade...............................................     $  513,557     $  373,368
       Related parties.....................................            287         43,742
     Accrued interest......................................         49,928         52,500
     Deferred revenues.....................................          5,701          4,914
     Gas imbalances........................................         71,215         40,092
     Accrued other current liabilities.....................        293,510        298,711
                                                                ----------     ----------
                                                                   934,198        813,327

  Long-Term Liabilities and Deferred Credits
     Long-term debt, outstanding...........................      3,787,428      3,659,533
     Market value of interest rate swaps...................        238,671        166,956
                                                                ----------     ----------
                                                                 4,026,099      3,826,489

     Deferred revenues.....................................         22,324         25,740
     Deferred income taxes.................................         31,025         30,262
     Other long-term liabilities and deferred credits......        215,977        199,796
                                                                ----------     ----------
                                                                 4,295,425      4,082,287
  Commitments and Contingencies (Note 3)

  Minority Interest........................................         43,165         42,033
                                                                ----------     ----------
  Partners' Capital
     Common Units..........................................      1,985,196      1,844,553
     Class B Units.........................................        122,226        123,635
     i-Units...............................................      1,467,392      1,420,898
     General Partner.......................................         78,760         72,100
     Accumulated other comprehensive loss..................        (67,183)       (45,257)
                                                                -----------    -----------
                                                                 3,586,391      3,415,929
  TOTAL LIABILITIES AND PARTNERS' CAPITAL..................     $8,859,179     $8,353,576
                                                                ==========     ==========

 The accompanying notes are an integral part of these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                      Six Months Ended June 30,
                                                                     2003              2002
                                                                  -----------        ---------
   Cash Flows From Operating Activities
   Net income...............................................      $   339,435        $ 285,950
   Adjustments to reconcile net income to net cash provided
   by operating activities:
       Cumulative effect adjustment from change in accounting
         for asset retirement obligations...................           (3,465)              --
       Depreciation and amortization........................          103,563           83,949
       Amortization of excess cost of equity investments....            2,788            2,788
       Earnings from equity investments.....................          (46,923)         (47,568)
       Distributions from equity investments................           43,696           37,259
       Changes in components of working capital.............          (55,600)         (16,302)
       FERC rate reparations and refunds....................          (44,464)              --
       Other, net...........................................           (2,932)         (22,441)
                                                                  -----------        ---------
   Net Cash Provided by Operating Activities................          336,098          323,635
                                                                  -----------        ---------
   Cash Flows From Investing Activities
       Acquisitions of assets...............................          (33,739)        (816,220)
       Additions to property, plant and equipment for expansion
          and maintenance projects..........................         (273,402)        (187,290)
       Sale of investments, property, plant and equipment, net of
          removal costs.....................................            1,258              402
       Contributions to equity investments..................          (11,199)          (6,643)
       Other................................................            7,088            1,152
                                                                  -----------        ---------
   Net Cash Used in Investing Activities....................         (309,994)      (1,008,599)
                                                                  -----------        ---------

   Cash Flows From Financing Activities
       Issuance of debt.....................................        2,064,865        2,123,324
       Payment of debt......................................       (1,937,412)      (1,195,306)
       Debt issue costs.....................................           (1,059)            (159)
       Proceeds from issuance of common units...............          174,958            1,228
       Contributions from General Partner...................            1,533                -
       Distributions to partners:
           Common units.....................................         (164,454)        (148,070)
           Class B units....................................           (6,721)          (6,057)
           General Partner..................................         (150,329)        (117,284)
           Minority interest................................           (4,747)          (4,959)
       Other, net...........................................            1,089            1,486
                                                                  -----------        ---------
   Net Cash (Used in)/Provided by Financing Activities......          (22,277)         654,203
                                                                  ------------       ---------

   Increase/(Decrease) in Cash and Cash Equivalents.........            3,827          (30,761)
   Cash and Cash Equivalents, beginning of period...........           41,088           62,802
                                                                  -----------        ---------
   Cash and Cash Equivalents, end of period.................      $    44,915        $  32,041
                                                                  ===========        =========

   Noncash Investing and Financing Activities:
     Assets acquired by the assumption of liabilities             $     1,905        $ 153,170

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

2.  ACQUISITIONS AND JOINT VENTURES

  During the first six months of 2003, we completed or made adjustments for the following significant acquisitions. Each of the acquisitions was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The preliminary allocation of assets and liabilities may be adjusted if the evaluation of the acquisition has not been completed during a short period of time following the acquisition. The results of operations from these acquisitions are included in our consolidated financial statements from the acquisition date.

  BULK TERMINALS FROM M.J. RUDOLPH

  Effective January 1, 2003, we acquired long-term lease contracts from New York-based M.J. Rudolph Corporation to operate four bulk facilities at major ports along the East Coast and in the southeastern United States. The acquisition also includes the purchase of certain assets that provide stevedoring services at these locations. The aggregate cost of the acquisition was approximately $31.3 million. On December 31, 2002, we paid $29.9 million for the Rudolph acquisition and this amount was included with "Other current assets" on our accompanying consolidated balance sheet. In the first quarter of 2003, we paid the remaining $1.4 million and we allocated our aggregate purchase price to the appropriate asset and liability accounts. The acquired operations serve various terminals located at the ports of New York and Baltimore, along the Delaware River in Camden, New Jersey, and in Tampa Bay, Florida. Combined, these facilities transload nearly four million tons annually of products such as fertilizer, iron ore and salt. The acquisition expanded our growing Terminals business segment and complements certain of our existing terminal facilities. In our final analysis, it was considered reasonable to allocate a portion of our purchase price to goodwill given the substance of this transaction, in particular the synergies, and we will include the acquisition in our Terminals business segment.

  Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

     Purchase price:
       Cash paid, including transaction costs..............   $  31,337
       Liabilities assumed.................................           6
                                                              ---------
       Total purchase price................................   $  31,343
                                                              =========
     Allocation of purchase price:
       Current assets......................................   $      84
       Property, plant and equipment.......................      18,250
       Intangibles-agreements .............................         100
       Deferred charges and other assets ..................           9
       Goodwill ...........................................      12,900
                                                              ---------
                                                              $  31,343
                                                              =========

  MKM PARTNERS, L.P.

  On June 20, 2003, we signed an agreement with subsidiaries of Marathon Oil Corporation to dissolve MKM Partners, L.P., a joint venture we formed on January 1, 2001 with subsidiaries of Marathon Oil Company. The joint venture assets consisted of a 12.75% interest in the SACROC oil field unit and a 49.9% interest in the Yates Field unit, both of which are in the Permian Basin of West Texas. The MKM joint venture was owned 85% by subsidiaries of Marathon Oil Company and 15% by Kinder Morgan CO2 Company, L.P. It was dissolved effective June 30, 2003, and the net assets were distributed to creditors and partners in accordance with its partnership agreement.

  Effective June 1, 2003, we acquired the MKM joint venture's 12.75% ownership interest in the SACROC unit for $23.3 million and the assumption of $1.9 million of liabilities. The SACROC unit is one of the largest and oldest oil fields in the United States using carbon dioxide flooding technology. This transaction increased our ownership interest in SACROC to approximately 97%.

  Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

          Purchase price:
            Cash paid, including transaction costs..........   $  23,302
            Liabilities assumed.............................       1,905
                                                               ---------
            Total purchase price............................   $  25,207
                                                               =========
          Allocation of purchase price:
            Property, plant and equipment...................   $  25,207
                                                               ---------
                                                               $  25,207
                                                               =========

  Additionally, on June 20, 2003, the MKM joint venture, Marathon and we also signed the following agreements related to other assets in the Permian Basin of West Texas:

  - an agreement for us to purchase the Marathon Carbon Dioxide Transportation Company, which owns 65% of the Pecos Carbon Dioxide Pipeline Company, the owner of a 25-mile carbon dioxide pipeline. This small transaction will increase our stake in Pecos to nearly 70% and is expected to close in the fourth quarter of 2003; and

  - an agreement under which Marathon may consider the sale of Marathon's approximate 43% interest in the Yates Field unit to us. We currently own a 7.5% ownership interest in the Yates Field unit.

  PRO FORMA INFORMATION

  The following summarized unaudited Pro Forma Consolidated Income Statement information for the six months ended June 30, 2003 and 2002, assumes all of the acquisitions we have made since January 1, 2002, including the ones listed above, had occurred as of January 1, 2002. We have prepared these unaudited Pro Forma financial results for comparative purposes only. These unaudited Pro Forma financial results may not be indicative of the results that would have occurred if we had completed these acquisitions as of January 1, 2002 or the results that will be attained in the future. Amounts presented below are in thousands, except for the per unit amounts:


                                                                                        Pro Forma
                                                                                    Six Months Ended
                                                                                        June 30,
                                                                             --------------------------
                                                                                 2003            2002
                                                                                 ----            ----
                                                                                      (Unaudited)
Revenues...................................................................  $ 3,462,019    $ 2,157,653
                                                                             ===========    ===========
Operating Income...........................................................  $   398,069    $   351,306
                                                                             ===========    ===========
Income Before Cumulative Effect of a Change in Accounting Principle........  $   339,164    $   300,715
                                                                             ===========    ===========
Net Income.................................................................  $   342,629    $   300,715
                                                                             ===========    ===========
Basic and diluted Limited Partners' Net Income per unit:
   Income Before Cumulative Effect of a Change in Accounting Principle.....  $      1.00    $      0.92
   Net Income..............................................................  $      1.02    $      0.92


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

  The complainants in the proceedings before the FERC have alleged a variety of grounds for finding "substantially changed circumstances." Applicable rules and regulations in this field are vague, relevant factual issues are complex, and there is little precedent available regarding the factors to be considered or the method of analysis to be employed in making a determination of "substantially changed circumstances." If "substantially changed circumstances" are found, SFPP rates previously "grandfathered" under the Energy Policy Act will lose their "grandfathered" status. If these rates are found to be unjust and unreasonable, shippers may be entitled to prospective rate reductions and complainants may be entitled to reparations for periods from the date of their respective complaint to the date of the implementation of the new rates.

  On June 24, 2003, a non-binding, phase one initial decision was issued by an administrative law judge hearing a FERC case on the rates charged by SFPP on the interstate portion of its pipelines. In his phase one initial decision, the administrative law judge recommended that the FERC "ungrandfather" SFPP's interstate rates and found most of SFPP's rates at issue to be unjust and unreasonable. The administrative law judge has indicated that a phase two initial decision will address prospective rates and whether reparations are necessary.

  Initial decisions have no force or effect and must be reviewed by the FERC. The FERC is not obliged to follow any of the administrative law judge's findings and can accept or reject this initial decision in whole or in part. In addition, as stated above, the facts are complex, the rules and regulations in this area are vague and little precedent exists. If the FERC ultimately finds that these rates should be "ungrandfathered" and are unjust and unreasonable, they could be lowered prospectively and complaining shippers could be entitled to reparations for prior periods. Resolution of this matter by the FERC is not expected before late 2004.

  We currently believe that these FERC complaints seek approximately $154 million in tariff reparations and prospective annual tariff reductions, the aggregate average annual impact of which would be approximately $45 million. As the length of time from the filing of the complaints increases, the amounts sought by complainants in tariff reparations will likewise increase until a determination of reparations owed is made by the FERC. We are not able to predict with certainty the final outcome of the pending FERC proceedings involving SFPP, should they be carried through to their conclusion, or whether we can reach a settlement with some or all of the complainants. The administrative law judge's initial decision does not change our estimate of what the complainants seek. Furthermore, even if "substantially changed circumstances" are found to exist, we believe that the resolution of these FERC complaints will be for amounts substantially less than the amounts sought and that the resolution of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

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

  - the level of income tax allowance; and

  - the recovery of civil and regulatory litigation expenses and certain pipeline reconditioning costs.

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

  SFPP and certain complainants sought rehearing of Opinion No. 435 by the FERC. In addition, ARCO, RHC (which subsequently changed its name to Western Refining Company, L.P.), Navajo, Chevron and SFPP filed petitions for review of Opinion No. 435 with the U.S. Court of Appeals for the District of Columbia Circuit, all of which were either dismissed as premature or held in abeyance pending FERC action on the rehearing requests.

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

  Opinion No. 435-B directed SFPP to make additional changes in its revised compliance filing, including:

  - using a remaining useful life of 16.8 years in amortizing its starting rate base, instead of 20.6 years;

  - removing the starting rate base component from base rates as of August 1, 2001;

  - amortizing the accumulated deferred income tax balance beginning in 1992, rather than 1988;

  - listing the corporate unitholders that were the basis for the income tax allowance in its compliance filing and certifying that those companies are not Subchapter S corporations; and

  - "clearly" excluding civil litigation costs and explaining how it limited litigation costs to FERC-related expenses and assigned them to appropriate periods in making reparations calculations.

  On October 15, 2001, Chevron and RHC filed petitions for rehearing of Opinion No. 435-B. Chevron asked the FERC to clarify:

  - the period for which Chevron is entitled to reparations; and

  - whether East Line shippers that have received the benefit of FERC-prescribed rates for 1994 and subsequent years must show that there has been a substantial divergence between the cost of service and the change in the FERC's rate index in order to have standing to challenge SFPP rates for those years in pending or subsequent proceedings.

  RHC's petition contended that Opinion No. 435-B should be modified on rehearing, to the extent it:

  - suggested that a "substantial divergence" standard applies to complaint proceedings challenging the total level of SFPP's East Line rates subsequent to the Docket No. OR92-8 et al. proceedings;

  - required a substantial divergence to be shown between SFPP's cost of service and the change in the FERC oil pipeline index in such subsequent complaint proceedings, rather than a substantial divergence between the cost of service and SFPP's revenues; and

  - permitted SFPP to recover 1993 rate case litigation expenses through a surcharge mechanism.

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

  On November 20, 2001, SFPP submitted its compliance filing and tariffs implementing Opinion No. 435-B and the FERC's November 7, 2001 Order. Motions to intervene and protest were subsequently filed by ARCO, Mobil (which now submits filings under the name ExxonMobil), RHC, Navajo (now Navajo Refining Company, L.P.) and Chevron, alleging that SFPP:

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

  On January 7, 2002, SFPP and RHC filed petitions for review of the FERC's November 7, 2001 Order in the U.S. Court of Appeals for the District of Columbia Circuit. On January 8, 2002, the court consolidated those petitions with the petitions for review of Opinion Nos. 435, 435-A and 435-B. On January 24, 2002, the court ordered the consolidated proceedings to be held in abeyance until FERC action on Chevron's request for rehearing of the November 7, 2001 Order.

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

  On September 26, 2002, the FERC issued an order ruling on the protests against SFPP's November 20, 2001 and December 14, 2001 compliance filings implementing Opinion No. 435-B and the November 7, 2001 Order. The FERC held that:

  - SFPP must measure supplemental costs against the total amount of reparations for the entire reparations period (as opposed to year-by-year);

  - SFPP will not be permitted to include in its supplemental costs
    (a) litigation expenses incurred during 1999 and 2000 or (b) payments made to Navajo and RHC to settle certain FERC litigation;

  - the tariff surcharge collected by SFPP for all shipments between August 1, 2000 and December 1, 2001 is subject to refund; and

  - in calculating its tax allowance, SFPP must exclude the ownership interest attributable to an entity that the FERC found to be a mutual fund.

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

    Petitions for review of the September 26, 2002 Order were filed in the U.S. Court of Appeals for the District of Columbia Circuit by Navajo, on October 24, 2002, and by SFPP, on November 8, 2002. The Court consolidated those petitions with the main docket on November 5, 2002 and November 12, 2002, respectively. Valero Marketing and Supply Company ("Valero Marketing and Supply") moved to intervene in both dockets and Tosco moved to intervene in the docket for the SFPP petition. On January 6, 2003, Valero Marketing and Supply filed a motion to substitute itself for UDS in the UDS petition for review of Opinion No. 435-B. On January 21, 2003, SFPP filed a response, stating that it did not object to the proposed substitution provided Valero Marketing and Supply was not permitted to create or enlarge any claim for damages. On January 24, 2003, ConocoPhillips Company filed a motion to substitute itself for Tosco in the consolidated dockets, and on January 27, 2003, filed a similar motion in the severed docket relating to compliance filing issues. On February 4, 2003, the Court of Appeals granted the ConocoPhillips motion for substitution.

  On October 25, 2002, SFPP filed Tariff No. 75 implementing changes required by the September 26, 2002 Order, and on October 28, 2002, SFPP submitted a compliance filing pursuant to that order. Valero Marketing and Supply filed a motion to intervene and protest regarding the compliance filing and tariff, and Tosco protested the compliance filing. Navajo moved to intervene in proceedings relating to the tariff, and Chevron and Equilon Enterprises LLC filed comments and related pleadings challenging the compliance filing and seeking additional relief.

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

     On February 24, 2003, the FERC modified the basis on which maximum allowable oil pipeline rates are adjusted for inflation, from the producer price index for finished goods minus one percent to the unadjusted producer price index for finished goods. On February 25, 2003, SFPP filed Tariff No. 82, which implemented that indexing change with respect to its prospective rates. Tariff No. 82 was protested by BP West Coast Products, Chevron, ExxonMobil, Valero Marketing and Supply, and ConocoPhillips, in Docket No. IS03-131. On March 28, 2003, the FERC denied the protests and accepted Tariff No. 82.

  On March 7, 2003, SFPP filed a revised compliance filing in Docket No. OR92-8, which adjusted the refund calculations in SFPP's October 28, 2002 compliance filing to account for the change in the oil pipeline pricing index as of July 1, 2001. On March 24, 2003, BP West Coast Products protested this revised compliance filing. On March 27, 2003, Navajo filed an answer to the BP West Coast Products protest in which it also challenged the adjustment to the refund calculation made in the revised compliance filing. On April 14, 2003, SFPP made reparation payments of $42.7 million and refund payments of $1.7 million as ordered by the FERC pursuant to SFPP's March 7, 2003 revised compliance filing.

     Petitions for review of the January 29, 2003 Order were filed by ConocoPhillips on February 6, 2003, SFPP on March 10, 2003 and Chevron on March 27, 2003. SFPP moved to intervene in the ConocoPhillips docket. ExxonMobil and BP West Coast Products moved to intervene in the SFPP docket.

  On June 5, 2003 the FERC issued a letter order accepting SFPP's February 13, 2003 compliance filing and rejecting its March 7, 2003 revised compliance filing. The FERC required SFPP to pay, within 60 days of its order, the difference between the reparations and refunds shown in SFPP's February, 2003 compliance filing and those in its March 2003 compliance filing. The FERC accepted Tariff No. 81, effective as of February 13, 2003. SFPP filed a Petition for Review of the June 5 letter order on July 16, 2003.

  On March 7, 2003, the United States Court of Appeals for the District of Columbia Circuit severed from the main docket all dockets relating to petitions for review of the February 15, 2002, September 26, 2002, and January 29, 2003 Orders. The Court of Appeals ordered those dockets to be consolidated and held in abeyance pending resolution of the main docket. The Court of Appeals also issued a briefing schedule for the main docket, with opening briefs due May 9, 2003 and final briefs due September 17, 2003. The Court also granted the motion of Valero Marketing and Supply to substitute itself for UDS. On May 9, 2003, SFPP and the Shipper Petitioners and Intervenors filed their opening briefs. On July 8, 2003, the FERC filed its brief as Respondent.

  On July 22, 2003, the Court of Appeals issued an order designating the case as "complex" under its case management plan and setting oral argument for November 12, 2003. On July 28, 2003, SFPP and the shipper parties filed briefs regarding rulings in the FERC orders under review that have been challenged in Court of Appeals but that SFPP or the shipper parties, respectively, support.

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

  On December 21, 2000, the FERC administrative law judge issued his initial decision finding that SFPP possesses market power over the Sepulveda origin market. On February 28, 2003, the FERC issued an order upholding that decision. SFPP filed a request for rehearing of that order on March 31, 2003. The FERC denied SFPP's request for rehearing on July 9, 2003.

  As part of its February 28, 2003 order denying SFPP's application for market-based ratemaking authority, the FERC remanded to the ongoing litigation in Docket No. OR96-2, et al. the question of whether SFPP's current rate for service on the Sepulveda line is just and reasonable. That issue is currently pending before the administrative law judge in the Docket No. OR96-2, et al. proceeding.

  OR97-2; OR98-1; OR96-2.. et al. proceedings. In October 1996, Ultramar filed a complaint at FERC (Docket No. OR97-2) challenging SFPP's West Line rates, claiming they were unjust and unreasonable and no longer subject to grandfathering. In October 1997, ARCO, Mobil and Texaco filed a complaint at the FERC (Docket No. OR98-1) challenging the justness and reasonableness of all of SFPP's interstate rates, raising claims against SFPP's East and West Line rates similar to those that have been at issue in Docket Nos. OR92-8, et al. discussed above, but expanding them to include challenges to SFPP's grandfathered interstate rates from the San Francisco Bay area to Reno, Nevada and from Portland to Eugene, Oregon - the North Line and Oregon Line. In November 1997, Ultramar Diamond Shamrock Corporation filed a similar, expanded complaint (Docket No. OR98-2). Tosco Corporation filed a similar complaint in April 1998. The shippers seek both reparations and prospective rate reductions for movements on all of the lines. SFPP answered each of these complaints. FERC issued orders accepting the complaints and consolidating them into one proceeding (Docket No. OR96-2, et al.), but holding them in abeyance pending a FERC decision on review of the initial decision in Docket Nos. OR92-8, et al.

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

  A hearing in this consolidated proceeding was held from October 2001 to March 2002. A FERC administrative law judge issued his initial decision on June 24, 2003. The initial decision found that, for the years at issue, the complainants had shown substantially changed circumstances for rates on SFPP's West, North and Oregon Lines and for SFPP's fee for gathering enhancement service at Watson Station and thus found that those rates should not be "grandfathered" under the Energy Policy Act of 1992. The initial decision also found that most of SFPP's rates at issue were unjust and unreasonable. The initial decision indicated that a phase two initial decision will address prospective rates and whether reparations are necessary. Issuance of the phase two initial decision is expected sometime in the latter half of 2003.

  SFPP has filed a brief on exceptions to the FERC that contests the findings in the initial decision. SFPP's opponents will file briefs responding to SFPP's brief in September of 2003. Resolution of this matter by the FERC is not expected before late 2004.

   OR02-4 proceedings. On February 11, 2002, Chevron, an intervenor in the OR96-2 proceeding, filed a complaint against SFPP in Docket No. OR02-4 along with a motion to consolidate the complaint with the OR96-2 proceeding. On May 21, 2002, the FERC dismissed Chevron's complaint and motion to consolidate. Chevron filed a request for rehearing and on September 25, 2002, the FERC dismissed Chevron's rehearing request. In October 2002, Chevron filed a request for rehearing of the FERC's September 25, 2002 Order. On May 23, 2003, the FERC denied Chevron's rehearing request and on July 1, 2003, Chevron filed an appeal of this denial at the U.S. Court of Appeals for the District of Columbia Circuit, which appeal is currently pending. Chevron continues to participate in the OR96-2 proceeding as an intervenor.

  OR03-5 proceedings. On June 30, 2003, Chevron filed another complaint against SFPP and moved to consolidate the complaint with the OR96-2 proceeding. This complaint was docketed as Docket No. OR03-5. Chevron's complaint claims "substantially changed circumstances" with regard to the rates SFPP charges on its West, North, and Oregon lines as well as the Watson Station gathering enhancement facilities fee. Chevron also attacks the justness and reasonableness of these rates and fees as well as of the East Line rates. SFPP answered Chevron's complaint on July 22, 2003. The matter is currently pending before the Commission.

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

  We believe that the resolution of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

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

  Trailblazer sought rehearing of the FERC order with respect to the refund condition on the rate decrease. On April 15, 2003, the FERC granted Trailblazer's rehearing request to remove the refund condition that had been imposed in the December 31, 2002 Order. Certain intervenors have sought rehearing as to the FERC's acceptance of certain non-rate tariff provisions. A prehearing conference on the rate issues was held on January 16, 2003. A procedural schedule was established under which the hearing will commence on October 8, 2003, if the case is not settled. Discovery has commenced as to rate issues.

  The technical conference on non-rate issues was held on February 6, 2003. Those issues include:

  - capacity award procedures;

  - credit procedures;

  - imbalance penalties; and

  - the maximum length of bid terms considered for evaluation in the right of first refusal process.

  Comments on these issues as discussed at the technical conference were filed by parties in March 2003. On May 23, 2003, FERC issued an order deciding non-rate tariff issues and denying rehearing of its prior order. In the May 23, 2003 order, FERC:

  - accepted Trailblazer's proposed capacity award procedures with very limited changes;

  - accepted Trailblazer's credit procedures subject to very extensive changes, consistent with numerous recent orders involving other pipelines;

  - accepted a compromise agreed to by Trailblazer and the active parties under which existing shippers must match competing bids in the right of first refusal process for up to 10 years (in lieu of the current 5 years); and

  - accepted Trailblazer's withdrawal of daily imbalance charges.

  The referenced order did the following:

  - allowed shortened notice periods for suspension of service, but required at least 30 days notice for service termination;

  - limited prepayments and any other assurance of future performance, such as a letter of credit, to three months of service charges except for new facilities;

  - required the pipeline to pay interest on prepayments or allow those funds to go into an interest-bearing escrow account; and

  - required much more specificity about credit criteria and procedures in tariff provisions.

  Certain shippers have sought rehearing of the May 23, 2003 order. Trailblazer made its compliance filing on June 20, 2003. Under the May 23, 2003 order, these tariff changes are effective as of May 23, 2003, except that Trailblazer has filed to make the revised credit procedures effective August 15, 2003.

   With respect to the on-going rate review phase of the case, direct testimony was filed by FERC Staff and Indicated Shippers on May 22, 2003 and cross-answering testimony was filed by Indicated Shippers on June 19, 2003. Trailblazer's answering testimony was filed on July 29, 2003.

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

  On May 22, 2003, KMIGT received an Order on Rehearing and Compliance Filing (May 2003 Order) from the FERC, addressing KMIGT's November 19, 2001 filed request for rehearing and filing to comply with the directives of the October 19, 2001 Order. The May 2003 Order granted in part and denied in part KMIGT's request for rehearing, and directed KMIGT to file certain revised tariff sheets consistent with the May 2003 Order's directives. On June 20, 2003, KMIGT submitted its compliance filing reflecting revised tariff sheets in accordance with the FERC's directives. Consistent with the May 2003 Order, KMIGT's compliance filing reflected tariff sheets with proposed effective dates of June 1, 2003 and December 1, 2003. Those sheets with a proposed effective date of December 1, 2003 concern tariff provisions necessitating computer system modifications. The June 20, 2003 compliance filing is pending FERC action. KMIGT is preparing for full implementation of Order 637 on December 1, 2003. The evaluation of the full impact of implementation of Order 637 on the KMIGT system is ongoing. We believe that these matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

  Separately, numerous petitioners, including KMIGT, have filed appeals in respect of Order 637 in the D.C. Circuit, potentially raising a wide array of issues related to Order 637 compliance. Initial briefs were filed on April 6, 2001, addressing issues contested by industry participants. Oral arguments on the appeals were held before the court in December 2001. On April 5, 2002, the D.C. Circuit issued an order largely affirming Order Nos. 637, et seq. The D.C. Circuit remanded the FERC's decision to impose a 5-year cap on bids that an existing shipper would have to match in the right of first refusal process. The D.C. Circuit also remanded the FERC's decision to allow forward-hauls and backhauls to the same point. Finally, the D.C. Circuit held that several aspects of the FERC's segmentation policy and its policy on discounting at alternate points were not ripe for review. The FERC requested comments from the industry with respect to the issues remanded by the D.C. Circuit. They were due July 30, 2002.

  On October 31, 2002, the FERC issued an order in response to the D.C. Circuit's remand of certain Order 637 issues. The order:

  - eliminated the requirement of a 5-year cap on bid terms that an existing shipper would have to match in the right of first refusal process, and found that no term matching cap is necessary given existing regulatory controls;

  - affirmed FERC's policy that a segmented transaction consisting of both a forwardhaul up to contract demand and a backhaul up to contract demand to the same point is permissible; and

  - accordingly required, under Section 5 of the Natural Gas Act, pipelines that the FERC had previously found must permit segmentation on their systems to file tariff revisions within 30 days to permit such segmented forwardhaul and backhaul transactions to the same point.

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

  - receipt and delivery point rights;

  - treatment of system imbalances;

  - operational flow orders;

  - penalty revenue crediting; and

  - right of first refusal language.

  On October 15, 2001, the FERC issued its order on Trailblazer's Order No. 637 compliance filing. The FERC approved Trailblazer's proposed language regarding operational flow orders and rights of first refusal, but required Trailblazer to make changes to its tariff related to the other issues listed above.

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

  Trailblazer made those modifications in a further compliance filing on May 16, 2003. Certain shippers have filed a limited protest regarding that compliance filing. That filing is pending FERC action. Under the FERC orders, limited aspects of Trailblazer's plan (revenue crediting) were effective as of May 1, 2003, and the entire plan is expected to be effective as of December 1, 2003.

  Trailblazer anticipates no adverse impact on its business as a result of the implementation of Order No. 637.

  STANDARDS OF CONDUCT RULEMAKING

  On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking in Docket No. RM01-10 in which it proposed new rules governing the interaction between an interstate natural gas pipeline and its affiliates. If adopted as proposed, the Notice of Proposed Rulemaking could be read to limit communications between KMIGT, Trailblazer and their respective affiliates. In addition, the Notice could be read to require separate staffing of

KMIGT and its affiliates, and Trailblazer and its affiliates. Comments on the Notice of Proposed Rulemaking were due December 20, 2001. Numerous parties, including KMIGT, have filed comment on the Proposed Standards of Conduct Rulemaking. On May 21, 2002, the FERC held a technical conference dealing with the FERC's proposed changes in the Standard of Conduct Rulemaking. On June 28, 2002, KMIGT and numerous other parties filed additional written comments under a procedure adopted at the technical conference. The Proposed Rulemaking is awaiting further FERC action. We believe that these matters, as finally adopted, will not have a material adverse effect on our business, financial position, results of operations or cash flows.

  The FERC also issued a Notice of Proposed Rulemaking in Docket No. RM02-14-000 in which it proposed new regulations for cash management practices, including establishing limits on the amount of funds that can be swept from a regulated subsidiary to a non-regulated parent company. Kinder Morgan Interstate Gas Transmission LLC filed comments on August 28, 2002. On June 26, 2003, FERC issued an interim rule to be effective August 7, 2003, under which regulated companies are required to document cash management arrangements and transactions. The interim rule does not include a proposed rule that would have required regulated companies, as a prerequisite to participation in cash management programs, to maintain a proprietary capital ratio of 30% and an investment grade credit rating. FERC is seeking additional comment on whether it should require the filing of cash management agreements and notification if a regulated company's proprietary capital ratio falls below (or goes back above) 30%. We believe that these matters, as finally adopted, will not have a material adverse effect on our business, financial position, results of operations or cash flows.

  OTHER FERC ORDERS

  On July 25, 2003, the FERC issued a Modification to Policy Statement stating that FERC regulated natural gas pipelines will, on a prospective basis, no longer be permitted to use gas basis differentials to price negotiated rate transactions. Effectively, we will no longer be permitted to use commodity price indices to structure transactions on our FERC regulated natural gas pipelines. Negotiated rates based on commodity price indices in existing contracts will be permitted to remain in effect until the end of the contract period for which such rates were negotiated. Price indexed contracts currently constitute an insignificant portion of our negotiated contracts on our FERC regulated natural gas pipelines; consequently, we do not believe that this Modification to Policy Statement will have a material impact on our business, financial position, results of operations or cash flows.

  SOUTHERN PACIFIC TRANSPORTATION COMPANY EASEMENTS

  SFPP, L.P. and Southern Pacific Transportation Company are engaged in a judicial reference proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by SPTC should be adjusted pursuant to existing contractual arrangements (Southern Pacific Transportation Company vs. Santa Fe Pacific Corporation, SFP Properties, Inc., Santa Fe Pacific Pipelines, Inc., SFPP, L.P., et al., Superior Court of the State of California for the County of San Francisco, filed August 31, 1994).

  Although SFPP received a favorable ruling from the trial court in May 1997, in September 1999, the California Court of Appeals remanded the case back to the trial court for further proceeding. SFPP claims that the rent payable for each of the years 1994 through 2004 should be approximately $4.4 million and SPTC claims it should be approximately $15.0 million. We believe SPTC's position in this case is without merit and we have set aside reserves that we believe are adequate to address any reasonably foreseeable outcome of this matter. The trial of this matter ended in early March 2003. In the second quarter of 2003, SFPP received a favorable ruling from the trial court, setting rent at approximately $5.0 million per year as of January 1, 1994. We expect SPTC to appeal the matter to the California Court of Appeals.

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

  - common law fraud;

  - fraudulent concealment; and

  - negligent misrepresentation.

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

  At a hearing conducted in the United States District Court for the District of Colorado on April 8, 2002, the Court orally announced that it had approved the certification of proposed plaintiff classes and approved a proposed settlement in the CO2 Claims Coalition, LLC, Rutter & Wilbanks, Watson, and Ainsworth cases. The Court entered a written order approving the Settlement on May 6, 2002. Plaintiffs counsel representing Shores, et al. appealed the court's decision to the 10th Circuit Court of Appeals. On December 26, 2002, the 10th Circuit Court of Appeals affirmed in all respects the District Court's Order approving settlement. On March 24, 2003, the plaintiffs' counsel in the Shores matter filed a Petition for Writ of Certiorari in the United States Supreme Court seeking to have the Court review and overturn the decision of the 10th Circuit Court of Appeals. On June 9, 2003, the United States Supreme Court denied the Writ of Certiorari. On July 16, 2003, the settlement in the CO2 Claims Coalition, LLC, Rutter & Wilbanks, Watson, and Ainsworth cases became final. Following the decision of the 10th Circuit, the plaintiffs and defendants jointly filed motions to abate the Shell Western E&P Inc., Shores and First State Bank of Denton cases in order to afford the parties time to discuss potential settlement of those matters. These Motions were granted on February 6, 2003. In the Celeste C. Grynberg case, the parties are currently engaged in discovery.

  RSM PRODUCTION COMPANY, ET AL. V. KINDER MORGAN ENERGY PARTNERS, L.P., ET AL.

  Cause No. 4519, in the District Court, Zapata County Texas, 49th Judicial District. On October 15, 2001, Kinder Morgan Energy Partners, L.P. was served with the First Supplemental Petition filed by RSM Production Corporation on behalf of the County of Zapata, State of Texas and Zapata County Independent School District as plaintiffs. Kinder Morgan Energy Partners, L.P. was sued in addition to 15 other defendants, including two other Kinder Morgan affiliates. Certain entities we acquired in the Kinder Morgan Tejas acquisition are also defendants in this matter. The Petition alleges that these taxing units relied on the reported volume and analyzed heating content of natural gas produced from the wells located within the appropriate taxing jurisdiction in order to properly assess the value of mineral interests in place. The suit further alleges that the defendants undermeasured the volume and heating content of that natural gas produced from privately owned wells in Zapata County, Texas. The Petition further alleges that the County and School District were deprived of ad valorem tax revenues as a result of the alleged undermeasurement of the natural gas by the defendants. On December 15, 2001, the defendants filed motions to transfer venue on jurisdictional grounds. On June 12, 2003, plaintiff served discovery requests on certain defendants. On July 11, 2003, defendants moved to stay any responses to such discovery.

  WILL PRICE, ET AL. V. GAS PIPELINES, ET AL., (F/K/A QUINQUE OPERATING COMPANY ET AL. V. GAS PIPELINES, ET AL.)

  Stevens County, Kansas District Court, Case No. 99 C 30. In May, 1999, three plaintiffs, Quinque Operating Company, Tom Boles and Robert Ditto, filed a purported nationwide class action in the Stevens County, Kansas District Court against some 250 natural gas pipelines and many of their affiliates. The District Court is located in Hugoton, Kansas. Certain entities we acquired in the Kinder Morgan Tejas acquisition are also defendants in this matter. The Petition (recently amended) alleges a conspiracy to underpay royalties, taxes and producer payments by the defendants' undermeasurement of the volume and heating content of natural gas produced from nonfederal lands for more than twenty-five years. The named plaintiffs purport to adequately represent the interests of unnamed plaintiffs in this action who are comprised of the nation's gas producers, State taxing agencies and royalty, working and overriding owners. The plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees from the defendants, jointly and severally. This action was originally filed on May 28, 1999 in Kansas State Court in Stevens County, Kansas as a class action against approximately 245 pipeline companies and their affiliates, including certain Kinder Morgan entities. Subsequently, one of the defendants removed the action to Kansas Federal District Court and the case was styled as Quinque Operating Company, et al. v. Gas Pipelines, et al., Case No. 99-1390-CM, United States District Court for the District of Kansas. Thereafter, we filed a motion with the Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the Grynberg False Claim Act cases referred to below, because of common factual questions. On April 10, 2000, the MDL Panel ordered that this case be consolidated with the Grynberg federal False Claims Act cases discussed below. On January 12, 2001, the Federal District Court of Wyoming issued an oral ruling remanding the case back to the State Court in Stevens County, Kansas. The Court in Kansas has issued a case management order addressing the initial phasing of the case. In this initial phase, the court will rule on motions to dismiss (jurisdiction and sufficiency of pleadings), and if the action is not dismissed, on class certification. Merits discovery has been stayed. The defendants filed a motion to dismiss on grounds other than personal jurisdiction, which was denied by the Court in August, 2002. The Motion to Dismiss for lack of Personal Jurisdiction of the nonresident defendants has been briefed and is pending. The current named plaintiffs are Will Price, Tom Boles, Cooper Clark Foundation and Stixon Petroleum, Inc. Quinque Operating Company has been dropped from the action as a named plaintiff. On April 10, 2003, the court issued its decision denying plaintiffs' motion for class certification. On July 8, 2003, a hearing was held on the motion to amend the complaint. On July 28, 2003, the Court granted leave to amend the complaint. The amended complaint does not list us or any of our affiliates as defendants. Additionally, a new complaint was filed and that complaint does not list us or any of our affiliates as defendants. We will continue to monitor these matters.

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

  The parties have engaged in some discovery and depositions. Based on the information available to date and our preliminary investigation, we believe this suit is without merit and we intend to defend it vigorously.

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

  MARIE SNYDER, ET AL V. CITY OF FALLON, UNITED STATES DEPARTMENT OF THE NAVY, EXXON MOBIL CORPORATION, KINDER MORGAN ENERGY PARTNERS, L.P., SPEEDWAY GAS STATION AND JOHN DOES I-X, NO. CV-N-02-0251-ECR-RAM (UNITED STATES DISTRICT COURT, DISTRICT OF NEVADA)("SNYDER"); FRANKIE SUE GALAZ, ET AL V. UNITED STATES OF AMERICA, CITY OF FALLON, EXXON MOBIL CORPORATION, KINDER MORGAN ENERGY PARTNERS, L.P., BERRY HINCKLEY, INC., AND JOHN DOES I-X, NO. CV-N-02-0630-DWH-RAM (UNITED STATES DISTRICT COURT, DISTRICT OF NEVADA)("GALAZ I"); FRANKIE SUE GALAZ, ET AL V. CITY OF FALLON, EXXON MOBIL CORPORATION,; KINDER MORGAN ENERGY PARTNERS, L.P.,

KINDER MORGAN G.P., INC., KINDER MORGAN LAS VEGAS, LLC, KINDER MORGAN OPERATING LIMITED PARTNERSHIP "D", KINDER MORGAN SERVICES LLC, BERRY HINKLEY AND DOES I-X, NO. CV03-03613 (SECOND JUDICIAL DISTRICT COURT, STATE OF NEVADA, COUNTY OF WASHOE) ("GALAZ II); FRANKIE SUE GALAZ, ET AL V. THE UNITED STATES OF AMERICA, THE CITY OF FALLON, EXXON MOBIL CORPORATION,; KINDER MORGAN ENERGY PARTNERS, L.P., KINDER MORGAN G.P., INC., KINDER MORGAN LAS VEGAS, LLC, KINDER MORGAN OPERATING LIMITED PARTNERSHIP "D", KINDER MORGAN SERVICES LLC, BERRY HINKLEY AND DOES I-X, NO.CVN03-0298-DWH-VPC (UNITED STATES DISTRICT COURT, DISTRICT OF NEVADA)("GALAZ III); RICHARD JERNEE, ET AL V. KINDER MORGAN ENERGY PARTNERS, ET AL, NO. CV03-03482 03613 (SECOND JUDICIAL DISTRICT COURT, STATE OF NEVADA, COUNTY OF WASHOE) ("JERNEE").

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

  On December 3, 2002, plaintiffs filed an additional Complaint for Class Action in the Galaz I matter asserting the same claims in the same Court on behalf of the same purported class against virtually the same defendants, including us. On February 10, 2003, the defendants filed Motions to Dismiss the Galaz I Complaint on the grounds that it also fails to state a claim upon which relief can be granted. This motion to dismiss was granted as to all defendants on April 3, 2003. Plaintiffs have filed a Notice of Appeal to the United States Court of Appeals for the 9th Circuit, which appeal is currently pending.

  On June 20, 2003, plaintiffs filed an additional Complaint for Class Action (the "Galaz II" matter) asserting the same claims in Nevada State trial court on behalf of the same purported class against virtually the same defendants, including us (and excluding the United States Department of the Navy). Also on June 20, 2003, the plaintiffs filed yet another Complaint for Class Action in the United States District Court for the District of Nevada (the "Galaz III" matter) asserting the same claims in United States District Court for the District of Nevada on behalf of the same purported class against virtually the same defendants, including us.

  In addition, on May 30, 2003, a separate group of plaintiffs, individually and on behalf of Adam Jernee, filed a civil action in the Nevada State trial court against Kinder Morgan Energy Partners, L.P. and several Kinder Morgan related entities and individuals and additional unrelated defendants ("Jernee"). Plaintiffs in the Jernee matter claim that defendants negligently and intentionally failed to inspect, repair and replace unidentified segments of their pipeline and facilities, allowing "harmful substances and emissions and gases" to damage "the environment and health of human beings." Plaintiffs claim that "Adam Jernee's death was caused by leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins." Plaintiffs purport to assert claims for wrongful death, premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability, and aiding and abetting, and seek unspecified special, general and punitive damages. The Kinder Morgan defendants have not yet been formally served with a copy of the complaint.

  Based on the information available to date, our own preliminary investigation, and the positive results of investigations conducted by State and Federal agencies, we believe that the claims against us in the Snyder matter, the three Galaz matters and the Jernee matter are without merit and intend to defend against them vigorously.

  MARION COUNTY, MISSISSIPPI LITIGATION

  In 1968, Plantation discovered a release from its 12-inch pipeline in Marion County, Mississippi. The pipeline was immediately repaired. In 1998 and 1999, 62 lawsuits were filed on behalf of 263 plaintiffs in the Circuit Court of Marion County, Mississippi. The majority of the claims are based on alleged exposure from the 1968 release, including claims for property damage and personal injury. Plantation has resolved some of the lawsuits but lawsuits by 236 of the plaintiffs are still pending. A trial date has been set for September 2003 for 14 of the plaintiffs. Plantation believes that the ultimate resolution of these Marion County, Mississippi cases will not have a material effect on its business, financial position, results of operations or cash flows.

  EXXON MOBIL CORPORATION V. GATX CORPORATION, KINDER MORGAN LIQUIDS TERMINALS, INC. AND ST SERVICES, INC.

  On April 23, 2003, Exxon Mobil Corporation filed the Complaint in the Superior Court of New Jersey, Gloucester County. We filed our answer to the Complaint on June 27, 2003, in which we denied ExxonMobil's claims and allegations as well as included counterclaims against ExxonMobil. The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corp. from 1989 through September 2000, and owned currently by ST Services, Inc. Prior to selling the terminal to GATX Terminals, ExxonMobil performed an environmental site assessment of the terminal required prior to sale pursuant to state law. During the site assessment, ExxonMobil discovered items that required remediation and the New Jersey Department of Environmental Protection issued an order that required ExxonMobil to perform various remediation activities to remove hydrocarbon contamination at the terminal. ExxonMobil, we understand, is still remediating the site and has not been removed as a responsible party from the state's cleanup order; however, ExxonMobil claims that the remediation continues because of GATX Terminals' storage of a fuel additive, MTBE, at the terminal during GATX Terminals' ownership of the terminal. When GATX Terminals sold the terminal to ST Services, the parties indemnified one another for certain environmental matters. When GATX Terminals was sold to us, GATX Terminals' indemnification obligations, if any, to ST Services may have passed to us. Consequently, at issue is any indemnification obligations we may owe to ST Services in respect to environmental remediation of MTBE at the terminal. The Complaint seeks any and all damages related to remediating MTBE at the terminal, and, according to the New Jersey Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit for remediating MTBE at the terminal.

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

  Although no assurances can be given, we believe that we have meritorious defenses to all of these actions, that, to the extent an assessment of the matter is possible, we have established an adequate reserve to cover potential liability, and that these matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

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

  - groundwater and soil remediation efforts under administrative orders issued by various regulatory agencies on those assets purchased from GATX Corporation, comprising Kinder Morgan Liquids Terminals LLC, CALNEV Pipe Line LLC and Central Florida Pipeline LLC; and

  - a ground water remediation effort taking place between Chevron, Plantation Pipe Line Company and the Alabama Department of Environmental Management.

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

  Although no assurance can be given, we believe that the ultimate resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of June 30, 2003, we have recorded a total reserve for environmental claims in the amount of $39.5 million. However, we were not able to reasonably estimate when the eventual settlements of these claims will occur.

  OTHER

  We are a defendant in various lawsuits arising from the day-to-day operations of our businesses. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

  In addition to the matters described above, we may face additional challenges to our rates in the future. Shippers on our pipelines do have rights to challenge the rates we charge under certain circumstances prescribed by applicable regulations. There can be no assurance that we will not face challenges to the rates we receive for services on our pipeline systems in the future. In addition, since many of our assets are subject to regulation, we are subject to potential future changes in applicable rules and regulations that may have an adverse effect on our business, financial position, results of operations or cash flows.


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

  SFAS No. 143 requires companies to record a liability relating to the retirement and removal of assets used in their businesses. Its primary impact on us will be to change the method of accruing for oil production site restoration costs related to our CO2 Pipelines business segment. Prior to January 1, 2003, we accounted for asset retirement obligations in accordance with SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Under SFAS No. 143, the fair value of asset retirement obligations are recorded as liabilities on a discounted basis when they are incurred, which is typically at the time the assets are installed or acquired. Amounts recorded for the related assets are increased by the amount of these obligations. Over time, the liabilities will be accreted for the change in their present value and the initial capitalized costs will be depreciated over the useful lives of the related assets. The liabilities are eventually extinguished when the asset is taken out of service. Specifically, upon adoption of this Statement, an entity must recognize the following items in its balance sheet:

  - a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption;

  - an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset; and

  - accumulated depreciation on that capitalized cost.

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

  In our CO2 Pipelines business segment, we are required to plug and abandon oil wells that have been removed from service and to remove our surface wellhead equipment and compressors. As of June 30, 2003, we have recognized asset retirement obligations in the aggregate amount of $13.7 million relating to these requirements at existing sites within our CO2 Pipelines segment.

  In our Natural Gas Pipelines business segment, if we were to cease providing utility services, we would be required to remove surface facilities from land belonging to our customers and others. Our Texas intrastate natural gas pipeline group has various condensate drip tanks and separators located throughout its natural gas pipeline systems, as well as inactive gas processing plants, laterals and gathering systems which are no longer integral to the overall mainline transmission systems, and asbestos-coated underground pipe which is being abandoned and retired. Our Kinder Morgan Interstate Gas Transmission system has compressor stations which are no longer active and other miscellaneous facilities, all of which have been officially abandoned. We believe we can reasonably estimate both the time and costs associated with the retirement of these facilities. As of June 30, 2003, we have recognized asset retirement obligations in the aggregate amount of $2.9 million relating to the businesses within our Natural Gas Pipelines segment.

  We have included $0.8 million of our total $16.6 million asset retirement obligations as of June 30, 2003 with "Accrued other current liabilities" in the accompanying consolidated balance sheet and the remaining $15.8 million with "Other long-term liabilities and deferred credits." No assets are legally restricted for purposes of settling our asset retirement obligations. A reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations for the six months ended June 30, 2003 is as follows (in thousands):

     Balance at Dec. 31, 2002...................    $          -
     Cumulative effect transition adjustment....          14,125
     Liabilities incurred.......................           2,208
     Liabilities settled........................            (318)
     Accretion expense..........................             420
     Revisions in estimated cash flows..........             208
                                                    ------------
     Balance at June 30, 2003...................     $    16,643
                                                     ===========

  PRO FORMA INFORMATION

  Had the provisions of SFAS No. 143 been in effect prior to January 1, 2003, our net income and associated per unit amounts, and the amount of our liability for asset retirement obligations, would have been as follows (in thousands, except per unit amounts):

                                                                     Pro Forma                 Pro Forma
                                                                 Three Months Ended         Six Months Ended
                                                               --------------------      -------------------
                                                               June 30,     June 30,     June 30,     June 30,
                                                                 2003         2002         2003         2002
                                                                 ----         ----         ----         ----
Reported income before cumulative effect of a change in
   accounting principle..................................     $168,957     $144,517     $335,970     $285,950
Adjustments from change in accounting for asset
   retirement obligations................................         --           (291)          --         (586)
                                                              --------     --------     --------     --------
Adjusted income before cumulative effect of a change in
accounting principle.....................................     $168,957     $144,226     $335,970     $285,364
                                                              ========     ========     ========     ========
Reported income before cumulative effect of a change in
accounting principle per unit (fully diluted)............     $   0.48     $   0.48     $   0.98     $   0.95
                                                              ========     ========     ========     ========
Adjusted income before cumulative effect of a change in
accounting principle per unit (fully diluted)............     $   0.48     $   0.47     $   0.98     $   0.95
                                                              ========     ========     ========     ========


                                                                  Dec. 31,      June 30,     Dec. 31,
                                                                    2002         2002          2001
                                                                    ----         ----          ----
     Liability for asset retirement obligations.............      $14,125       $14,064      $14,345

5.  DISTRIBUTIONS

  On May 15, 2003, we paid a cash distribution for the quarterly period ended March 31, 2003, of $0.64 per unit to our common unitholders and to our class B unitholders. KMR, our sole i-unitholder, received 859,933 additional i-units based on the $0.64 cash distribution per common unit. The distributions were declared on April 16, 2003, payable to unitholders of record as of April 30, 2003.

  On July 16, 2003, we declared a cash distribution for the quarterly period ended June 30, 2003, of $0.65 per unit. The distribution will be paid on or before August 14, 2003, to unitholders of record as of July 31, 2003. Our common unitholders and class B unitholders will receive cash. KMR will receive a distribution in the form of additional i-units based on the $0.65 distribution per common unit. The number of i-units distributed will be 811,878. For each outstanding i-unit that KMR holds, a fraction of an i-unit (0.017138) will be issued. The fraction was determined by dividing:

  - $0.65, the cash amount distributed per common unit

  by

  - $37.927, the average of KMR's limited liability shares' closing market prices from July 15-28, 2003, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.


6.  INTANGIBLES

  Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141 "Business Combinations" and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." These accounting pronouncements require that we prospectively cease amortization of all intangible assets having indefinite useful economic lives. Such assets, including goodwill, are not to be amortized until their lives are determined to be finite. A recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. We completed this initial transition impairment test in June 2002 and determined that our goodwill was not impaired as of January 1, 2002. We have selected an impairment measurement test date of January 1 of each year and we have determined that our goodwill was not impaired as of January 1, 2003.

  Our intangible assets include goodwill, lease value, contracts and agreements. All of our intangible assets having definite lives are being amortized on a straight-line basis over their estimated useful lives. SFAS Nos. 141 and 142 also require that we disclose the following information related to our intangible assets still subject to amortization and our goodwill (in thousands):

                                          June 30,       Dec. 31,
                                            2003           2002
                                         ---------      ---------
       Goodwill.......................   $ 869,840      $ 856,940

       Lease value....................       6,124          6,124
       Contracts and other............      11,662         11,580
       Accumulated amortization.......        (481)          (380)
                                         ---------      ---------
       Other intangibles, net.........      17,305         17,324
                                         ---------      ---------

       Total intangibles, net.........   $ 887,145      $ 874,264
                                         =========      =========

  Changes in the carrying amount of goodwill for the six months ended June 30, 2003 are summarized as follows (in thousands):

                                   Products     Natural Gas       CO2
                                  Pipelines      Pipelines     Pipelines      Terminals         Total
                                 -----------    -----------    ---------      -----------    ----------
Balance at Dec. 31, 2002......   $   349,458    $   307,412    $  46,101      $  153,969    $   856,940
Goodwill acquired.............            --             --           --          12,900         12,900
Goodwill dispositions, net....            --             --           --              --             --
Impairment losses.............            --             --           --              --             --
                                 -----------    -----------    ---------      -----------    ----------
Balance at June 30, 2003......   $   349,458    $   307,412    $  46,101      $   166,869    $  869,840
                                 ===========    ===========    =========      ===========    ==========

  Amortization expense on intangibles consists of the following (in thousands):

                             Three Months Ended June 30,      Six Months Ended June 30,
                             ---------------------------      -------------------------
                                 2003            2002             2003            2002
                             -----------    ------------      -----------    ----------
  Lease value............    $        35    $         35      $        70    $       70
  Contracts and other....             16              10               31            20
                             -----------    ------------      -----------    ----------
                             $        51    $         45      $       101    $       90
                             ===========    ============      ===========    ==========

  Our weighted average amortization period for our intangible assets is approximately 41 years. Our estimated amortization expense for these assets for each of the next five fiscal years is $206 thousand.


7.  DEBT

  Our debt as of June 30, 2003, consisted primarily of:

  - a $570 million unsecured 364-day credit facility due October 14, 2003;

  - a $480 million unsecured three-year credit facility due October 15, 2005;

  - $37.1 million of Series F First Mortgage Notes due December 2004 (our subsidiary, SFPP, L.P. is the obligor on the notes);

  - $200 million of 8.00% Senior Notes due March 15, 2005;

  - $40 million of Plaquemines, Louisiana Port, Harbor, and Terminal District Revenue Bonds due March 15, 2006 (our 66 2/3% owned subsidiary, International Marine Terminals, is the obligor on the bonds);

  - $250 million of 5.35% Senior Notes due August 15, 2007;

  - $30 million of 7.84% Senior Notes, with a final maturity of July 2008 (our subsidiary, Central Florida Pipe Line LLC, is the obligor on the notes);

  - $250 million of 6.30% Senior Notes due February 1, 2009;

  - $250 million of 7.50% Senior Notes due November 1, 2010;

  - $700 million of 6.75% Senior Notes due March 15, 2011;

  - $450 million of 7.125% Senior Notes due March 15, 2012;

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

  - $300 million of 7.40% Senior Notes due March 15, 2031;

  - $300 million of 7.75% Senior Notes due March 15, 2032;

  - $500 million of 7.30% Senior Notes due August 15, 2033; and

  - a $1.05 billion short-term commercial paper program (supported by our credit facilities, the amount available for borrowing under our credit facilities is reduced by our outstanding commercial paper borrowings).

  None of our debt or credit facilities are subject to payment acceleration as a result of any change to our credit ratings. However, the margin that we pay with respect to LIBOR based borrowings under our credit facilities is tied to our credit ratings.

  Our outstanding short-term debt as of June 30, 2003 was $354.4 million. The balance consisted of:

  - $347.5 million of commercial paper borrowings;

  - $5 million under the Central Florida Pipeline LLC Notes; and

  - $1.9 million in other borrowings.

  We intend and have the ability to refinance all of our short-term debt on a long-term basis under our unsecured long-term credit facility. Accordingly, such amounts have been classified as long-term debt in our accompanying consolidated balance sheet. Currently, we do not anticipate any liquidity problems. The weighted average interest rate on all of our borrowings was approximately 4.523% during the second quarter of 2003 and 5.06% during the second quarter of 2002.

  For additional information regarding our debt facilities, see Note 9 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2002.

  CREDIT FACILITIES

  As of June 30, 2003, we had two credit facilities:

  - a $570 million unsecured 364-day credit facility due October 14, 2003; and

  - a $480 million unsecured three-year credit facility due October 15, 2005.

  On May 5, 2003, we increased the borrowings available under our two credit facilities by $75 million as follows:

  - our $530 million unsecured 364-day credit facility was increased to $570 million; and

  - our $445 million unsecured three-year credit facility was increased to $480 million.

  Our credit facilities are with a syndicate of financial institutions. Wachovia Bank, National Association is the administrative agent under both credit facilities. Interest on the two credit facilities accrues at our option at a floating rate equal to either:

  - the administrative agent's base rate (but not less than the Federal Funds Rate, plus 0.5%); or

  - LIBOR, plus a margin, which varies depending upon the credit rating of our long-term senior unsecured debt.

  There were no borrowings under either credit facility at December 31, 2002 or at June 30, 2003. The amount available for borrowing under our credit facilities is reduced by:

  - a $23.7 million letter of credit that supports Kinder Morgan
    Operating L.P. "B"'s tax-exempt bonds;

  - a $28 million letter of credit entered into on December 23, 2002 that supports Nassau County, Florida Ocean Highway and Port Authority tax exempt bonds (associated with the operations of our bulk terminal facility located at Fernandina Beach, Florida);

  - a $0.2 million letter of credit entered into on June 4, 2002 that supports a workers' compensation insurance policy;

  - a $0.5 million letter of credit entered into on March 31, 2003 that supports an engineering contract; and

  - our outstanding commercial paper borrowings.

  Our three-year credit facility also permits us to obtain bids for fixed rate loans from members of the lending syndicate.

  SENIOR NOTES

  As of June 30, 2003, our unamortized liability balance due on the various series of our senior notes was as follows (in millions):

     8.0% senior notes due March 15, 2005 .......   $   199.8
     5.35% senior notes due August 15, 2007......       249.9
     6.3% senior notes due February 1, 2009......       249.5
     7.5% senior notes due November 1, 2010......       248.8
     6.75% senior notes due March 15, 2011.......       698.4
     7.125% senior notes due March 15, 2012......       448.1
     7.4% senior notes due March 15, 2031........       299.4
     7.75% senior notes due March 15, 2032.......       298.6
     7.3% senior notes due August 15, 2033.......       499.0
                                                     --------
        Total....................................    $3,191.5
                                                     ========

  INTEREST RATE SWAPS

  In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt. As of June 30, 2003, we have entered into interest rate swap agreements with a notional principal amount of $1.95 billion for the purpose of hedging the interest rate risk associated with our fixed and variable rate debt obligations. The $1.95 billion notional principal amount of our interest rate swap agreements has not changed since December 31, 2002.

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

  COMMERCIAL PAPER PROGRAM

  As of December 31, 2002 and March 31, 2003, our commercial paper program provided for the issuance of up to $975 million of commercial paper. On May 5, 2003, we increased the program to allow for the borrowing of up to $1.05 billion of commercial paper. As of June 30, 2003, we had $347.5 million of commercial paper outstanding with an average interest rate of 1.22%. Borrowings under our commercial paper program reduce the borrowings allowed under our credit facilities.

  In June 2003, we issued in a public offering, an additional 4,600,000 of our common units, including 600,000 units upon exercise by the underwriters of an over-allotment option, at a price of $39.35 per share, less commissions and underwriting expenses. After commissions and underwriting expenses, we received net proceeds of $173.3 million for the issuance of these common units. We used the proceeds to reduce the borrowings under our commercial paper program.

  KINDER MORGAN OPERATING L.P. "B" DEBT

  The $23.7 million principal amount of tax-exempt bonds due 2024 were issued by the Jackson-Union Counties Regional Port District. These bonds bear interest at a weekly floating market rate. During the second quarter of 2003, the weighted-average interest rate on these bonds was 1.17%, and as of June 30, 2003, the interest rate was 1.03%. We have an outstanding letter of credit issued under our credit facilities that supports our tax-exempt bonds. The letter of credit reduces the amount available for borrowing under our credit facilities.

  INTERNATIONAL MARINE TERMINALS DEBT

We own a 66 2/3% interest in International Marine Terminals partnership. The principal assets owned by IMT are dock and wharf facilities financed by the Plaquemines Port, Harbor and Terminal District (Louisiana) $40,000,000 Adjustable Rate Annual Tender Port Facilities Revenue Refunding Bonds (International Marine Terminals Project) Series 1984A and 1984B. The bonds mature on March 15, 2006 and are backed by two letters of credit issued by KBC Bank N.V. On March 19, 2002, an Amended and Restated Letter of Credit Reimbursement Agreement relating to the letters of credit in the amount of $45.5 million was entered into by IMT and KBC Bank. In connection with that agreement, we agreed to guarantee the obligations of IMT in proportion to our ownership interest. Our obligation is approximately $30.3 million for principal, plus interest and other fees.

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

  As of June 30, 2003, the debt facilities of Cortez Capital Corporation consisted of:

  - $95 million of Series D notes due May 15, 2013;

  - a $175 million short-term commercial paper program; and

  - a $175 million committed revolving credit facility due December 26, 2003 (to support the above-mentioned $175 million commercial paper program).

  As of June 30, 2003, Cortez Capital Corporation had $151.2 million of commercial paper outstanding with an interest rate of 1.16%, the average interest rate on the Series D notes was 7.0389% and there were no borrowings under the credit facility.

  PLANTATION PIPELINE COMPANY DEBT

  On April 30, 1997, Plantation Pipeline Company entered into a $10 million, ten-year floating-rate term credit agreement. We, as an owner of Plantation Pipeline Company, severally guarantee this debt on a pro rata basis equivalent to our respective 51% ownership interest. During 1999, this agreement was amended to reduce the maturity date by three years. The $10 million is outstanding as of June 30, 2003.

  RED CEDAR GAS GATHERING COMPANY DEBT

  In October 1998, Red Cedar Gas Gathering Company sold $55 million in aggregate principal amount of Senior Notes due October 31, 2010. The $55 million was sold in 10 different notes in varying amounts with identical terms.

  The Senior Notes are collateralized by a first priority lien on the ownership interests, including our 49% ownership interest, in Red Cedar Gas Gathering Company. The Senior Notes are also guaranteed by us and the other owner of Red Cedar Gas Gathering Company under joint and several liability. The principal is to be repaid in seven equal installments beginning on October 31, 2004 and ending on October 31, 2009, with any remainder due October 31, 2010. The $55 million is outstanding as of June 30, 2003.

  NASSAU COUNTY, FLORIDA OCEAN HIGHWAY AND PORT AUTHORITY DEBT

  Nassau County, Florida Ocean Highway and Port Authority is a political subdivision of the State of Florida. During 1990, Ocean Highway and Port Authority issued its Adjustable Demand Revenue Bonds in the aggregate principal amount of $38.5 million for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida. A letter of credit was issued as security for the Adjustable Demand Revenue Bonds and was guaranteed by the parent company of Nassau Terminals LLC, the operator of the port facilities. In July 2002, we acquired Nassau Terminals LLC and became guarantor under the letter of credit agreement. In December 2002, we issued a $28 million letter of credit under our credit facilities and the former letter of credit guarantee was terminated.

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

  The Sarbanes-Oxley Act of 2002 does not allow companies to issue or guarantee new loans to executives, but it "grandfathers" loans that were in existence prior to the act. Regardless, Mr. Shaper and KMI have agreed that in today's business environment it would be prudent for him to repay the loan. In conjunction with this decision, Mr. Shaper has sold 37,000 of KMI shares and 82,000 of our common units. He used the proceeds to repay the $5 million personal loan guaranteed by KMI and us. KMI's and our guarantee of this loan has been removed. Mr. Shaper will instead participate in KMI's restricted stock plan with other senior executives.

  EXECUTIVE COMPENSATION POLICIES

  As is commonly the case for publicly traded limited partnerships, we have no officers. The executive officers and directors of our general partner serve in the same capacities for KMR. Certain of those executive officers also serve as executive officers of KMI. All information in this report with respect to compensation of executive officers describes the total compensation received by those persons in all capacities for our general partner, KMR, KMI and their respective affiliates.

  On July 16, 2003, KMI announced a change to its compensation policies. Chairman and Chief Executive Officer Richard D. Kinder will continue to receive $1 per year in salary with no bonuses, stock options, grants of restricted stock or other compensation. The ten most senior executives (excluding Mr. Kinder) will continue to have their base salaries capped at $200,000 per year and will continue to be eligible for annual bonuses when KMI and we meet annual earnings per share and distributions per unit targets. In addition, these senior executives will no longer be eligible for stock options and have received grants of restricted stock which will vest 25% after three years and the remaining 75% after five years. It is expected these executives will receive no further equity compensation during the five-year life of these restrictions. In total, 575,000 restricted shares of KMI common stock have been issued under a shareholder approved plan. As a result, KMI and we will each expense approximately $3.5 million annually related to the grants of restricted stock. Other than restricted stock, executives will continue to have only those benefits which are available to every other employee. All other employees will be eligible for annual grants of stock options which will vest after three years. On July 16, 2003, KMI issued 656,450 options to purchase common shares for $53.80 (the closing price of KMI's common shares on that date) to eligible employees.

  LINES OF CREDIT

  We have agreed to guarantee potential borrowings under lines of credit available from Wachovia Bank, National Association, formerly known as First Union National Bank, to Messrs. Thomas Bannigan, C. Park Shaper and James Street and Ms. Deborah Macdonald. Each of these KMI officers is primarily liable for any borrowing on his or her line of credit, and if we make any payment with respect to an outstanding loan, the officer on behalf of whom payment is made must surrender a percentage of his or her options to purchase KMI common stock. Our current obligations under the guaranties, on an individual basis, generally do not exceed $1.0 million and such obligations, in the aggregate, do not exceed $1.9 million. To date, we have made no payment with respect to these lines of credit. Further, our involvement in these lines of credit will expire in October 2003.

  KMI ASSET CONTRIBUTIONS

  In conjunction with our acquisition of Natural Gas Pipelines assets from KMI on December 31, 1999 and 2000, KMI became a guarantor of approximately $522.7 million of our debt. This amount has not changed as of December 31, 2002 and June 30, 2003. KMI would be obligated to perform under this guarantee only if we and/or our assets were unable to satisfy our obligations.


8.  PARTNERS' CAPITAL

   As of June 30, 2003, our partners' capital consisted of:

  - 134,691,308 common units;

  - 5,313,400 Class B units; and

  - 47,372,962 i-units.

  Together, these 187,377,670 units represent the limited partners' interest and an effective 98% economic interest in us, exclusive of our general partner's incentive distribution rights. Our general partner has an effective 2% interest in us, excluding its incentive distribution rights. As of June 30, 2003, our common unit total consisted of 121,735,573 units held by third parties, 11,231,735 units held by KMI and its consolidated affiliates (excluding our general partner); and 1,724,000 units held by our general partner. Our Class B units were held entirely by KMI and our i-units were held entirely by KMR.

  As of December 31, 2002, our Partners' capital consisted of:

  - 129,943,218 common units;

  - 5,313,400 Class B units; and

  - 45,654,048 i-units.

  Our total common units outstanding at December 31, 2002, consisted of 116,987,483 units held by third parties, 11,231,735 units held by KMI and its consolidated affiliates (excluding our general partner) and 1,724,000 units held by our general partner. Our Class B units were held entirely by KMI and our i-units were held entirely by KMR.

  In June 2003, we issued in a public offering, an additional 4,600,000 of our common units, including 600,000 units upon exercise by the underwriters of an over-allotment option, at a price of $39.35 per share, less commissions and underwriting expenses. After commissions and underwriting expenses, we received net proceeds of $173.3 million for the issuance of these common units. We used the proceeds to reduce the borrowings under our commercial paper program.

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

  The cash equivalent of distributions of i-units will be treated as if it had actually been distributed for purposes of determining the distributions to our general partner. We will not distribute the related cash but will retain the cash and use the cash in our business. If additional units are distributed to the holders of our common units, we will issue an equivalent amount of i-units to KMR based on the number of i-units it owns. Based on the preceding, KMR received a distribution of 859,933 i-units on May 15, 2003. These additional i-units distributed were based on the $0.64 per unit distributed to our common unitholders on that date.

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

  Incentive distributions allocated to our general partner are determined by the amount that quarterly distributions to unitholders exceed certain specified target levels. Our distribution of $0.64 per unit paid on May 15, 2003 for the first quarter of 2003 required an incentive distribution to our general partner of $75.5 million. Our distribution of $0.59 per unit paid on May 15, 2002 for the first quarter of 2002 required an incentive distribution to our general partner of $61.0 million. The increased incentive distribution to our general partner paid for the first quarter of 2003 over the distribution paid for the first quarter of 2002 reflects the increase in the amount distributed per unit as well as the issuance of additional units.

  Our declared distribution for the second quarter of 2003 of $0.65 per unit will result in an incentive distribution to our general partner of approximately $79.6 million. This compares to our distribution of $0.61 per unit and incentive distribution to our general partner of approximately $64.4 million for the second quarter of 2002.


9.  COMPREHENSIVE INCOME

  Statement of Financial Accounting Standards No. 130, "Accounting for Comprehensive Income," requires that enterprises report a total for comprehensive income. For each of the six months ended June 30, 2003 and 2002, the only difference between our net income and our comprehensive income was the unrealized gain or loss on derivatives utilized for hedging purposes. For more information on our hedging activities, see Note 10. Our total comprehensive income is as follows (in thousands):

                                                                          Three Months Ended        Six Months Ended
                                                                              June 30,                  June 30,
                                                                       ------------------------   ----------------------
                                                                           2003         2002         2003         2002
                                                                        ---------    ---------    ---------    ---------
Net income..........................................................    $ 168,957    $ 144,517     $339,435    $ 285,950
Change in fair value of derivatives used for hedging purposes.......      (19,304)     (14,920)     (73,174)     (81,856)
Reclassification of change in fair value of derivatives to net income         817       11,531       51,248      (12,828)
                                                                        ---------    ---------    ---------    ---------
Comprehensive income................................................    $ 150,470    $ 141,128    $ 317,509    $ 191,266
                                                                        =========    =========    =========    =========


10.  RISK MANAGEMENT

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

   Pursuant to our management's approved policy, we are to engage in these activities only as a hedging mechanism against price volatility associated with:

   - pre-existing or anticipated physical natural gas, natural gas liquids and crude oil sales;

   - pre-existing or anticipated physical carbon dioxide sales that have pricing tied to crude oil prices;

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

  The gains and losses included in Accumulated other comprehensive income are reclassified into earnings as the hedged sales and purchases take place. Approximately $41.4 million of the Accumulated other comprehensive loss balance of $67.2 million representing unrecognized net losses on derivative activities as of June 30, 2003 is expected to be reclassified into earnings during the next twelve months. During the six months ended June 30, 2003, we reclassified $51.2 million of accumulated other comprehensive income into earnings. This amount includes the balance of $45.3 million representing unrecognized net losses on derivative activities at December 31, 2002. During the quarter ended June 30, 2003, there were no forecasted transactions determined to no longer occur by the end of the originally specified time period, therefore, we did not reclassify any gains or losses into earnings as a result of the discontinuance of cash flow hedges.

   We recognized a gain of $0.2 million during the second quarter of 2003 and a loss of $0.3 million during the second quarter of 2002 as a result of hedge ineffectiveness. We recognized a gain of $0.4 million during the first six months of 2003 and a gain of $0.5 million during the first six months of 2002 as a result of hedge ineffectiveness. All of these amounts are reported within the captions "Gas purchases and other costs of sales" and "Operations and maintenance" in the accompanying Consolidated Statements of Income. For each of the six months ended June 30, 2003 and 2002, we did not exclude any component of the derivative instruments' gain or loss from the assessment of hedge effectiveness.

  The differences between the current market value and the original physical contracts value associated with our hedging activities are primarily reflected as "Other current assets" and "Accrued other current liabilities" in the accompanying consolidated balance sheets.

  As of June 30, 2003, the balance in "Other current assets" on our consolidated balance sheet included $58.8 million related to risk management hedging activities, and the balance in "Accrued other current liabilities" included $100.7 million related to risk management hedging activities. As of December 31, 2002, the balance in "Other current assets" on our consolidated balance sheet included $57.9 million related to risk management hedging activities, and the balance in "Accrued other current liabilities" included $101.3 million related to risk management hedging activities.

   The remaining differences between the current market value and the original physical contracts value associated with our hedging activities are reflected as deferred charges or deferred credits in the accompanying consolidated balance sheets. As of June 30, 2003, the balance in "Deferred charges and other assets" included $3.7 million related to risk management hedging activities, and the balance in "Other long-term liabilities and deferred credits" included $29.8 million related to risk management hedging activities. As of December 31, 2002, the balance in "Deferred charges and other assets" included $5.7 million related to risk management hedging activities, and the balance in "Other long-term liabilities and deferred credits" included $8.5 million related to risk management hedging activities.

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

  INTEREST RATE SWAPS

  In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt. As of June 30, 2003 and as of December 31, 2002, we were a party to interest rate swap agreements with a notional principal amount of $1.95 billion for the purpose of hedging the interest rate risk associated with our fixed and variable rate debt obligations.

  As of June 30, 2003, a notional principal amount of $1.75 billion of these agreements effectively converts the interest expense associated with the following series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread:

  - $200 million principal amount of our 8.0% senior notes due March 15, 2005;

  - $200 million principal amount of our 5.35% senior notes due August 15, 2007;

  - $250 million principal amount of our 6.30% senior notes due February 1, 2009;

  - $200 million principal amount of our 7.125% senior notes due March 15, 2012;

  - $300 million principal amount of our 7.40% senior notes due March 15, 2031;

  - $200 million principal amount of our 7.75% senior notes due March 15, 2032; and

  - $400 million principal amount of our 7.30% senior notes due August 15, 2033.

   These swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes, therefore, as of June 30, 2003, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with interest rate risk is through August 2033.

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

   As of June 30, 2003, we also had swap agreements that effectively convert the interest expense associated with $200 million of our variable rate debt to fixed rate. The maturity dates of these swap agreements range from September 2, 2003 to September 1, 2005. Prior to March 2002, this swap was designated a hedge of our $200 million Floating Rate Senior Notes, which were retired (repaid) in March 2002. Subsequent to the repayment of our Floating Rate Senior Notes, the swaps were designated as a cash flow hedge of the risk associated with changes in the designated benchmark interest rate (in this case, one-month LIBOR) related to forecasted payments associated with interest on an aggregate of $200 million of our portfolio of commercial paper.

  Our interest rate swaps meet the conditions required to assume no ineffectiveness under SFAS No. 133 and, therefore, we have accounted for them using the "shortcut" method prescribed for fair value hedges by SFAS No. 133. Accordingly, we adjust the carrying value of each swap to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged. We record interest expense equal to the variable rate payments or fixed rate payments under the swaps. Interest expense is accrued monthly and paid semi-annually. As of June 30, 2003, we recognized an asset of $249.0 million and a liability of $10.4 million for the $238.7 million net fair value of our swap agreements, and we included these amounts with "Deferred charges and other assets" and "Other long-term liabilities and deferred credits" on the accompanying balance sheet. The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged was recognized as "Market value of interest rate swaps" on the accompanying balance sheet. As of December 31, 2002, we recognized an asset of $179.1 million and a liability of $12.1 million for the $167.0 million net fair value of our swap agreements, and we included these amounts with "Deferred charges and other assets" and "Other long-term liabilities and deferred credits" on the accompanying balance sheet and again, the offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged was recognized as "Market value of interest rate swaps" on the accompanying balance sheet.

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

   - Products Pipelines;

   - Natural Gas Pipelines;

   - CO2 Pipelines; and

   - Terminals.

   We evaluate performance based on each segments' earnings, which exclude general and administrative expenses, third-party debt costs, interest income and expense and minority interest. Our reportable segments are strategic business units that offer different products and services. Each segment is managed separately because each segment involves different products and marketing strategies.

   Our Products Pipelines segment derives its revenues primarily from the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids. Our Natural Gas Pipelines segment derives its revenues primarily from the transmission, storage, gathering and sale of natural gas. Our CO2 Pipelines segment derives its revenues primarily from the transportation and marketing of carbon dioxide used as a flooding medium for recovering crude oil from mature oil fields, and from the production and sale of crude oil from fields in the Permian Basin of West Texas. Our Terminals segment derives its revenues primarily from the transloading and storing of refined petroleum products and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt, and chemicals.

Financial information by segment follows (in thousands):

                                                          Three Months Ended June 30,           Six Months Ended June 30,
                                                          ------------------------------    ------------------------------
                                                                2003             2002             2003             2002
                                                          -------------    -------------    -------------    -------------
Revenues
   Products Pipelines.................................    $     145,284    $     145,641    $     289,701    $     280,459
   Natural Gas Pipelines..............................        1,341,160          800,946        2,822,114        1,338,503
   CO2 Pipelines......................................           54,631           34,416          103,087           66,540
   Terminals..........................................          123,372          109,933          238,383          208,499
                                                          -------------    -------------    -------------    -------------
   Total consolidated revenues........................    $   1,664,447    $   1,090,936    $   3,453,285    $   1,894,001
                                                          =============    =============    =============    =============

Operating expenses (a)
   Products Pipelines.................................    $      40,480    $      41,526    $      81,666    $      81,775
   Natural Gas Pipelines..............................        1,258,224          733,068        2,653,756        1,197,693
   CO2 Pipelines......................................           16,290           13,671           32,803           26,172
   Terminals..........................................           62,147           57,491          117,947          106,467
                                                          -------------    -------------    -------------    -------------
   Total consolidated operating expenses..............    $   1,377,141    $     845,756    $   2,886,172    $   1,412,107
                                                          =============    =============    =============    =============
(a) Includes natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes. Second quarter 2003 amounts include an additional $171 of non-cash asset retirement obligation accretion expense that was included within
  "Operations and maintenance" expense in our first quarter 2003 consolidated statement of income, but reported within segmental "Depreciation and amortization." Accretion expense of $169 is included in CO2 Pipelines'
  depreciation and amortization total and $2 is included in Natural Gas
  Pipelines' depreciation and amortization total.

Depreciation and amortization (a)
   Products Pipelines.................................    $      16,723    $      16,048    $      33,283    $      32,044
   Natural Gas Pipelines..............................           13,603           12,479           26,229           23,904
   CO2 Pipelines......................................           14,281            6,893           26,043           13,882
   Terminals..........................................            8,980            7,203           18,008           14,119
                                                          -------------    -------------    -------------    -------------
   Total consolidated depreciation and amortization...    $      53,587    $      42,623    $     103,563    $      83,949
                                                          =============    =============    =============    =============
(a)  Second quarter 2003 amounts include a reduction of $171 of non-cash asset retirement obligation accretion expense that was included within
     "Operations and maintenance" expense in our first quarter 2003 consolidated statement of income, but reported within segmental "Depreciation and amortization." CO2 Pipelines' depreciation and amortization total is reduced by $169 of accretion expense and Natural Gas Pipelines'
     depreciation and amortization total is reduced by $2.

Earnings from equity investments
   Products Pipelines.................................    $       7,587    $       9,107    $      15,630    $      17,108
   Natural Gas Pipelines..............................            6,159            5,972           12,383           12,097
   CO2 Pipelines......................................            8,864            9,265           18,870           18,410
   Terminals..........................................                8              (47)              40              (47)
                                                          -------------    --------------   -------------    --------------
   Total consolidated equity earnings.................    $      22,618    $      24,297    $      46,923    $      47,568
                                                          =============    =============    =============    =============

Amortization of excess cost of equity investments
   Products Pipelines.................................    $         821    $         821    $       1,642    $       1,642
   Natural Gas Pipelines..............................               69               69              138              138
   CO2 Pipelines......................................              504              504            1,008            1,008
   Terminals..........................................               --               --               --               --
                                                          -------------    -------------    -------------    -------------
   Total consol. amortization of excess cost of invests   $       1,394    $       1,394    $       2,788    $       2,788
                                                          =============    =============    =============    =============

                                                          Three Months Ended June 30,           Six Months Ended June 30,
                                                          ------------------------------    -------------------------------
                                                                2003             2002             2003             2002
                                                          --------------   --------------   --------------   --------------
Income taxes and Other, net - income (expense)
   Products Pipelines.................................    $      (1,856)   $      (2,980)   $      (4,456)   $      (5,755)
   Natural Gas Pipelines..............................             (223)              14             (308)              19
   CO2 Pipelines......................................              (32)              (4)             (15)              90
   Terminals..........................................           (2,697)          (1,678)          (3,940)          (3,453)
                                                          --------------   --------------   --------------   --------------
   Total consolidated income taxes and other, net.....    $      (4,808)   $      (4,648)   $      (8,719)   $      (9,099)
                                                          ==============   ==============   ==============   ==============

Operating income
   Products Pipelines.................................    $      88,081    $      88,067    $     174,752    $     166,640
   Natural Gas Pipelines..............................           69,333           55,399          142,129          116,906
   CO2 Pipelines......................................           24,060           13,852           44,241           26,486
   Terminals..........................................           52,245           45,239          102,428           87,913
                                                          -------------    -------------    -------------    -------------
   Total segment operating income (a) ................          233,719          202,557          463,550          397,945
   Corporate administrative expenses..................          (34,157)         (30,210)         (68,836)         (59,742)
                                                          --------------   --------------   --------------   --------------
   Total consolidated operating income................    $     199,562    $     172,347    $     394,714    $     338,203
                                                          ==============   ==============   ==============   ==============
(a) Represents amounts reported above as revenues, less operating expenses and depreciation and amortization.

Segment earnings before depreciation and amortization and amortization of excess cost of equity investments
   Products Pipelines.................................    $     110,535    $     110,242    $     219,209    $     210,037
   Natural Gas Pipelines..............................           88,872           73,864          180,433          152,926
   CO2 Pipelines......................................           47,173           30,006           89,139           58,868
   Terminals..........................................           58,536           50,717          116,536           98,532
                                                          -------------    -------------    -------------    -------------
   Total segment earnings before DD&A (a).............          305,116          264,829          605,317          520,363
   Total consolidated depreciation and amortization (b)         (53,587)         (42,623)        (103,563)         (83,949)
   Total consol. amortization of excess cost of invests          (1,394)          (1,394)          (2,788)          (2,788)
   Interest and corporate administrative expenses (c).          (81,178)         (76,295)        (159,531)        (147,676)
                                                          --------------   --------------   --------------   --------------
   Total consolidated net income .....................    $     168,957    $     144,517    $     339,435    $     285,950
                                                          =============    =============    =============    =============
(a)  Represents amounts reported above as revenues, earnings from equity investments and income taxes and other, net, less operating expenses.
(b)  Second quarter 2003 amounts include a reduction of $171 of non-cash asset retirement obligation accretion expense that was included within
     "Operations and maintenance" expense in our first quarter 2003 consolidated statement of income, but reported within segmental "Depreciation and amortization." CO2 Pipelines' depreciation and amortization total is reduced by $169 of accretion expense and Natural Gas Pipelines'
     depreciation and amortization total is reduced by $2. (c) Includes interest and debt expense, general and administrative expenses, minority interest expense, cumulative effect adjustment from a change in accounting principle
     (2003 only) and other insignificant items.

Segment earnings
   Products Pipelines.................................    $      92,991    $      93,373    $     184,284    $     176,351
   Natural Gas Pipelines..............................           75,200           61,316          154,066          128,884
   CO2 Pipelines......................................           32,388           22,609           62,088           43,978
   Terminals..........................................           49,556           43,514           98,528           84,413
                                                          -------------    -------------    -------------    -------------
   Total segment earnings (a).........................          250,135          220,812          498,966          433,626
   Interest and corporate administrative expenses (b).          (81,178)         (76,295)        (159,531)        (147,676)
                                                          --------------   --------------   --------------   --------------
   Total consolidated net income......................    $     168,957    $     144,517    $     339,435    $     285,950
                                                          =============    =============    =============    =============
(a)  Represents amounts reported above as revenues, earnings from equity investments and income taxes and other, net, less operating expenses, depreciation and amortization and amortization of excess cost of equity investments.
(b)  Includes interest and debt expense, general and administrative expenses, minority interest expense, cumulative effect adjustment from a change in accounting principle (2003 only) and other insignificant items.

                                                 June 30,            Dec. 31,
                                                   2003               2002
                                             --------------     ----------
Assets
   Products Pipelines.....................   $   3,126,876      $   3,088,799
   Natural Gas Pipelines..................       3,329,924          3,121,674
   CO2 Pipelines..........................         782,192            613,980
   Terminals..............................       1,305,233          1,165,096
                                             -------------      -------------
   Total segment assets...................       8,544,225          7,989,549
   Corporate assets (a)...................         314,954            364,027
                                             -------------      -------------
   Total consolidated assets..............   $   8,859,179      $   8,353,576
                                             =============      =============
(a) Includes cash, cash equivalents and certain unallocable deferred charges.


12.  NEW ACCOUNTING PRONOUNCEMENTS

  In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.

  The new guidance amends SFAS No. 133 for decisions made:

  - as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133;

  - in connection with other Board projects dealing with financial instruments; and

  - regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components.

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

  This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. We will apply this guidance prospectively. We have not yet quantified the impacts of adopting this Statement on our financial position, results of operations or cash flows.

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

  In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.

  SFAS No. 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):

  - a financial instrument issued in the form of shares that is mandatorily redeemable - that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur;

  - a financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets (for example, a forward purchase contract or written put option on the issuer's equity shares that is to be physically settled or net cash settled); and

  - a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:

    - a fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer's equity shares;

    - variations in something other than the fair value of the issuer's equity shares, for example, a financial instrument indexed to the Standard & Poor 500 and settleable with a variable number of the issuer's equity shares; or

    - variations inversely related to changes in the fair value of the issuer's equity shares, for example, a written put option that could be net share settled.

  The requirements of this Statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. It also does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. This Statement also does not address certain financial instruments indexed partly to the issuer's equity shares and partly, but not predominantly, to something else.

  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We will apply this guidance prospectively. We do not expect the adoption of this Statement to have any immediate effect on our consolidated financial statements.

  In January 2003, the Financial Accounting Standards Board issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities". This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities (VIE). FIN No. 46 is the guidance that determines:

  - whether consolidation is required under the "controlling financial interest" model of ARB No. 51 or other existing authoritative guidance; or

  - whether the variable-interest model under FIN No. 46 should be used to account for existing and new entities.

  All entities, other than those excluded from the scope of FIN No. 46, must first decide whether an entity is a VIE. If an entity meets FIN No. 46's criteria for VIE status, FIN No. 46 is applicable. Otherwise, existing authoritative guidance for consolidation should be applied. FIN No. 46 also provides guidance for identifying the enterprise that will consolidate a VIE, which is the enterprise that is exposed to the majority of an entity's risks (defined as expected losses) or receives the majority of the benefits from an entity's activities (defined as expected residual returns). That enterprise is referred to as the "primary beneficiary" of the VIE, and FIN No. 46 requires that the primary beneficiary and all other enterprises that hold a significant variable interest in a VIE make new disclosure in their financial statements.

  Pursuant to FIN No. 46, an entity is considered a VIE if any of the following factors are present:

  - the equity investment in the entity is insufficient to finance the operations of that entity without additional subordinated financial support from other parties;

  - the equity investors of the entity lack decision-making rights;

  - an equity investor holds voting rights that are disproportionately low in relation to the actual economics of the investor's relationship with the entity, and substantially all of the entity's activities involve or are conducted on behalf of that investor;

  - other parties protect the equity investors from expected losses;

  - parties, other than the equity holders, hold the right to receive the entity's expected residual returns, or the equity investors' rights to expected residual returns is capped.

  Therefore, some common structures, such as limited partnerships, joint venture, trusts, and vendor-financing arrangements, may, in certain instances, qualify as VIEs under FIN No. 46's criteria. In addition, FIN No. 46 requires that, upon meeting certain criteria, portions of a legal entity must be evaluated as separate VIEs, apart from the larger entity. FIN No. 46 is effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003. We do not expect the adoption of this Statement to have any immediate effect on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

  Throughout the following discussion and analysis, we refer to (i) revenues,
(ii) costs and expenses, (iii) operating income, (iv) earnings from equity investments, net of amortization of excess cost, and (v) earnings.

  Costs and expenses include (i) natural gas purchases and other costs of sales,
(ii) operations and maintenance expenses, (iii) fuel and power expenses, (iv) depreciation, depletion and amortization (v) general and administrative expenses, and (vi) taxes, other than income taxes.

  Our operating income represents revenues less costs and expenses. Our segment earnings represent (i) operating income, (ii) earnings from equity investments, net of amortization of excess cost, (iii) interest income and expense, (iv) other income and expense items, net, (v) minority interest, and (vi) income taxes. We do not attribute general and administrative expenses, interest income and expense or minority interest to any of our reportable business segments. For more detailed segment information, please refer to Note 11 to our Consolidated Financial Statements, entitled "Reportable Segments" included elsewhere in this report.

SECOND QUARTER 2003 COMPARED WITH SECOND QUARTER 2002

  Our earnings for the second quarter of 2003 were the highest level ever achieved in the history of the Partnership in a quarter not impacted by a change in accounting principle. The results reflect our continued focus on increasing the utilization of our existing assets and investing in capital expansion projects necessary to meet the energy demands of our customers. Total consolidated net income for the quarter was $169.0 million ($0.48 per diluted unit), a 17% increase from the $144.5 million ($0.48 per diluted unit) in net income reported for the second quarter of 2002. Revenues for the second quarter of 2003 totaled $1,664.4 million, compared with revenues of $1,090.9 million in the same period last year.

  Costs and expenses were $1,464.8 million in the second quarter of 2003, compared with $918.6 million in the same period a year ago. Our second quarter 2003 operating income was $199.6 million, the highest level ever attained and 16% over the $172.3 million in operating income earned during the second quarter of 2002.

  Earnings and revenues grew in each of our four reportable business segments except Products Pipelines, where both earnings and revenues were essentially stable. The increase in our overall earnings was primarily driven by higher earnings from our Natural Gas Pipelines and CO2 Pipelines business segments. The increase was driven by internal growth of operations since the start of the second quarter of 2002, primarily related to increased natural gas transportation, storage and sales activity and to higher oil sales volumes and realized average hedged oil prices.

  Second quarter earnings from our investments accounted for under the equity method of accounting, which include our investments in Plantation Pipe Line Company, Cortez Pipeline Company and the Red Cedar Gathering Company, were $21.2 million in the second quarter of 2003, compared with $22.9 million in the second quarter of 2002. The $1.7 million (7%) decrease in equity earnings, net of amortization of excess costs was primarily due to lower returns from our 51% ownership interest in Plantation Pipe Line Company, partially offset by higher returns from our 49% ownership interest in the Red Cedar Gathering Company.

  In addition, on July 16, 2003, we declared a record quarterly cash distribution of $0.65 per unit (an annualized rate of $2.60). This second quarter 2003 distribution will be paid on August 14, 2003, and is 7% higher than the $0.61 per unit distribution we made for the second quarter of 2002.

  PRODUCTS PIPELINES

  Our Products Pipelines segment reported earnings of $93.0 million on revenues of $145.3 million in the second quarter of 2003. In the second quarter of 2002, the segment reported earnings of $93.4 million on revenues of $145.6 million. Operating income for each of the quarters ended June 30, 2003 and 2002 was a steady $88.1 million.

  Both the $0.4 million (0%) decrease in quarter-to-quarter segment earnings and the $0.3 million (0%) decrease in quarter-to-quarter segment revenues were mainly due to lower revenues from our 44.8% ownership interest in the Cochin pipeline system. Cochin reported a $3.4 million (37%) decrease in revenues in the second quarter of 2003 compared to the second quarter of 2002, primarily as a result of lower delivery volumes associated with decreased propane production in western Canada. The drop in propane production was due to lower profit margins from the extraction and sale of natural gas liquids caused by the rise in natural gas prices since the end of the second quarter of 2002. In addition, revenues from our Cypress pipeline were down a slight $0.4 million (22%) as a result of lower average tariff rates; however, the revenue decreases from both Cochin and Cypress were almost entirely offset by higher revenues from all other segment assets, including our Pacific operations, which reported a $1.8 million (2%) increase in quarterly revenues, primarily due to higher terminal revenue. Revenues from our CALNEV and Central Florida pipelines increased $0.5 million (4%) and $0.4 million (5%), respectively, in the second quarter of 2003 compared with the second quarter of 2002. On both pipeline systems, the increase in quarterly revenues was mainly the result of higher average tariff rates.

  Overall, total segment delivery volumes decreased 3% in the second quarter of 2003 compared to the same quarter of 2002. A decline in jet fuel volumes was more than offset by an increase in delivered diesel volumes. Gasoline delivery volumes were down almost 5% due to refinery problems in the Southeast and the continuing process of converting from methyl tertiary-butyl ether (MTBE) to ethanol in the State of California. California has mandated the elimination of MTBE from gasoline by January 1, 2004. MTBE-blended gasoline is being replaced by an ethanol blend and since ethanol is not shipped in our pipelines, we realized a small reduction in California gasoline volumes. We believe, however, that the fees we will earn for new ethanol-related services at our terminals will more than offset the expected reduction in our pipeline transportation fees.

  The segment's costs and expenses totaled $57.2 million in the second quarter of 2003 and $57.5 million in the second quarter of 2002. The $0.3 million (1%) decrease in segment expenses was mainly due to lower fuel and power expenses on our Pacific and CALNEV pipelines, favorable adjustments to operating expenses on our Central Florida pipeline, and lower operating and maintenance expenses on the Cochin pipeline as a result of the decrease in its throughput volumes.

  Earnings from our Products Pipelines' equity investments, net of amortization of excess costs, were $6.8 million in the second quarter of 2003 and $8.3 million in the second quarter of 2002. The $1.5 million (18%) decrease was due to lower earnings from our investment in Plantation Pipe Line Company. Plantation's earnings were impacted by higher oil losses, resulting mainly from unfavorable variances in inventory costs, and by lower delivery volumes compared to the second quarter of 2002, when Plantation reported an all-time record throughput.

  NATURAL GAS PIPELINES

  Our Natural Gas Pipelines segment reported earnings of $75.2 million on revenues of $1,341.2 million in the second quarter of 2003. In the second quarter of 2002, the segment reported earnings of $61.3 million on revenues of $800.9 million. The segment's costs and expenses were $1,271.9 million in the second quarter of 2003 and $745.5 million in the second quarter of 2002. Operating income for each of the two quarters ended June 30, 2003 and 2002 was $69.3 million and $55.4 million, respectively.

  Increases in the price of natural gas since the end of the second quarter of 2002 have driven the quarter-to-quarter increase in segment revenues, but the higher revenues have likewise been offset by similar increases in natural gas purchase costs. The segment's $13.9 million (23%) increase in earnings in the second quarter of 2003 compared to the second quarter of 2002 was primarily attributable to increased natural gas transportation, storage and sales activity on our Texas intrastate natural gas pipeline group, which includes the following four operations:

  - our Kinder Morgan Texas Pipeline system, acquired effective December 31,
    2000;

  - our Kinder Morgan Tejas system, acquired effective January 31, 2002;

  - our Kinder Morgan North Texas Pipeline system, completed in August 2002; and

  - our Mier-Monterrey Mexico Pipeline, completed in March 2003.

  The combination of these pipeline systems has produced a complementary intrastate pipeline business that purchases, sells and transports significant volumes of natural gas. Together, our Texas intrastate group accounted for approximately $12.0 million and $524.6 million of the total quarter-to-quarter increases in segment earnings and revenues, respectively. By entering into new long-term transportation, storage and sales contracts with customers like BP and Pemex, and by extending existing contracts with other customers, our Texas intrastate group increased total transport volumes by 28% and sales volumes by 11% in the second quarter of 2003, compared to the same quarter last year. Our North Texas and Mier-Monterrey pipeline systems, both placed in service and included as part of our Texas intrastate natural gas pipeline group since the end of the second quarter of 2002, reported combined earnings of $3.7 million on revenues of $5.4 million in the second quarter of 2003.

  The segment also benefited from higher earnings from our Kinder Morgan Interstate Gas Transmission and Trailblazer Pipeline Company natural gas pipeline systems. Together, these two Rocky Mountain natural gas pipeline systems accounted for $2.2 million of the quarter-to-quarter increase in segment earnings. KMIGT's earnings increase was primarily the result of increased transport services and higher operational sales of natural gas at higher margins. Trailblazer's increase was driven by a 16% increase in natural gas transport volumes in the second quarter of 2003 compared to the second quarter of 2002. In May 2002, we completed a fully-subscribed, $59 million expansion project on our Trailblazer system that increased transportation capacity on the pipeline by approximately 60%.

  Earnings from our Natural Gas Pipelines' equity investments, net of amortization of excess costs, were essentially flat for the second quarter of 2003 compared to the second quarter of 2002. The segment's equity investments, which include investments in Red Cedar, Thunder Creek Gas Services, LLC and Coyote Gas Treating, LLC, reported $6.1 million in net equity earnings for the second quarter of 2003 versus $5.9 million for the same prior year period. The $0.2 million (3%) increase in equity earnings was mainly due to higher earnings from the segment's 49% ownership interest in Red Cedar, primarily due to lower right-of-way expenses as a result of certain capital investments made in the fourth quarter of 2002.

  CO2 PIPELINES

  Our CO2 Pipelines segment reported earnings of $32.4 million on revenues of $54.6 million in the second quarter of 2003. The segment reported earnings of $22.6 million on revenues of $34.4 million in the same period of 2002. Costs and expenses totaled $30.5 million in the second quarter of 2003 and $20.5 million in the same quarter last year. Operating income for each of the quarters ended June 30, 2003 and 2002 was $24.1 million and $13.9 million, respectively.

  The $9.8 million (43%) increase in period-to-period segment earnings was primarily attributable to the $20.2 million (59%) increase in revenues, partially offset by higher depreciation and depletion expenses and by higher taxes, other than income taxes. Similar to last quarter, the segment's increase in revenues was mainly due to higher oil production volumes and higher realized average hedged oil prices. Oil production at the SACROC unit in the Permian Basin of West Texas averaged 19,600 barrels per day in the second quarter of 2003, a 63% increase in production over the same period last year. In addition, the segment benefited from an approximate 8% increase in its realized weighted average price of oil per barrel (from $22.38 per barrel in second quarter 2002 to $24.21 per barrel in second quarter 2003). The general increase in segment revenues was partially offset by lower overall carbon dioxide delivery volumes. Our second quarter 2003 carbon dioxide delivery volumes increased 28% compared to second quarter 2002, but other owners at McElmo Dome reduced deliveries to their customers, resulting in a total decrease of about 5% in the segment's overall carbon dioxide pipeline delivery volumes. Reduced deliveries by other owners at McElmo Dome affect our revenues based on our relative ownership interest.

  The overall increase in segment earnings was partially offset by higher depreciation, depletion and amortization charges and by slightly higher taxes, other than income taxes. Non-cash depletion and depreciation-related charges were up $7.6 million (110%), mainly as a result of the higher production volumes (as depletion expense is calculated on a per unit production basis) and additional capital investments made since the end of the second quarter of 2002. Taxes, other than income taxes, increased $1.4 million (83%), mainly due to higher property and production taxes, the result of increases in invested capital balances and oil production volumes.

  Additionally, in May 2003, our Centerline Pipeline began operations. The Centerline Pipeline consists of approximately 113 miles of 16-inch pipe located in the Permian Basin between Denver City, Texas and Snyder, Texas. It has the capacity to deliver 250 million cubic feet of carbon dioxide per day. The project was completed three months ahead of schedule and under budget. The pipeline primarily transports carbon dioxide to the SACROC oil field unit.

  In the second quarter of 2003, our CO2 Pipelines segment reported $8.4 million in equity earnings, net of amortization of excess costs. The amount is $0.4 million (5%) below the $8.8 million in equity earnings reported in the second quarter of 2002. The overall decrease reflects lower earnings from the segment's 15% ownership interest in MKM Partners, L.P. and its 50% ownership interest in Cortez Pipeline Company. MKM Partners, L.P. had lower overall earnings primarily as a result of the disposition of its investment in the SACROC oil field unit, effective June 1, 2003. We acquired MKM Partners' 12.75% ownership interest in the SACROC unit for $23.3 million and the assumption of $1.9 million of liabilities. Effective June 30, 2003, MKM Partners, L.P. was dissolved. Cortez had lower earnings primarily due to lower carbon dioxide delivery volumes.

  TERMINALS

  Our Terminals segment, including both our bulk and liquids terminal businesses, reported earnings of $49.6 million on revenues of $123.4 million in the second quarter of 2003. In the second quarter of 2002, the segment earned $43.5 million on revenues of $109.9 million. Costs and expenses for each of the quarters ended June 30, 2003 and 2002 were $71.2 million and $64.7 million, respectively. Operating income for each of the quarters ended June 30, 2003 and 2002 was $52.2 million and $45.2 million, respectively.

  Excluding acquisitions, earnings increased $1.2 million in the second quarter of 2003, compared to the second quarter of 2002. The increase was primarily due to an increase in refined petroleum imports to the United States and to expansion projects that have increased the leaseable capacity at some of our largest liquids terminals. Our Houston terminal complex, located in Pasadena and Galena Park, Texas along the Houston Ship Channel, along with our Carteret, New Jersey terminal on the New York Harbor and our Argo terminal near Chicago all reported strong second quarter results.

  Expansion projects undertaken since the end of the second quarter of 2002, including the work done at our Carteret and Perth Amboy, New Jersey terminals, have increased our liquids terminals' leaseable capacity by 4%, contributing to a higher utilization of storage room at our liquids terminal facilities. Second quarter earnings from all liquids terminals owned during both years increased $3.5 million (12%) in 2003 compared to 2002.

  The quarter-to-quarter increase in segment earnings attributable to the factors described above was partially offset by a $2.3 million (15%) decrease in earnings from all bulk terminal operations owned during each year, primarily due to lower revenues as a result of an almost 3% decrease in overall bulk transload tonnage, most notably fertilizer and coal. The decrease in fertilizer revenues was linked to the rise in natural gas prices since the end of the second quarter of 2002. Higher natural gas prices led to higher ammonia and related phosphate prices, thereby weakening demand for products. The decrease in coal revenues was primarily related to a decrease in coal tonnage handled at our Cora terminal in Cora, Illinois. As we anticipated and discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, the terminal experienced a drop in contract volumes handled for the Tennessee Valley Authority due to the fact that the TVA has diverted some of its business to new competing coal terminals that have come on-line since the end of the second quarter of 2002.

  Key acquisitions of terminal businesses since the end of the second quarter of 2002 accounted for $4.9 million of the $6.1 million increase in segment earnings.

  These acquisitions included:

  - the Owensboro Gateway Terminal, acquired effective September 1, 2002;

  - the St. Gabriel Terminal, acquired effective September 1, 2002;

  - the purchase of four floating cranes at our bulk terminal facility in Port Sulphur, Louisiana in December 2002; and

  - the bulk terminal businesses acquired from M.J. Rudolph Corporation, effective January 1, 2003.

  The above acquisitions reported revenues of $11.1 million and costs and expenses of $6.2 million in the second quarter of 2003.

    SEGMENT OPERATING STATISTICS

    Operating statistics for the second quarter of 2003 and 2002 are as follows (historical pro forma for acquired assets):
                                                        Three Months Ended
                                                  -----------------------------
                                                  June 30, 2003   June 30, 2002
                                                  -------------   -------------
Products Pipelines
   Gasoline (MMBbl)...............................    116.0           121.7
   Diesel (MMBbl).................................     41.1            39.0
   Jet Fuel (MMBbl)...............................     27.0            28.9
                                                     ------          ------
   Total Refined Product Volumes (MMBbl)..........    184.1           189.6
   Natural Gas Liquids (MMBbl)....................      8.4             8.7
                                                     ------          ------
   Total Delivery Volumes (MMBbl) (1).............    192.5           198.3
Natural Gas Pipelines (2)
   Transport Volumes (Bcf) .......................    342.2           287.5
   Sales Volumes (Bcf) (3)........................    227.7           204.5
CO2 Pipelines
   Delivery Volumes (Bcf) (4).....................    104.6           109.5
   SACROC Oil Production (MBbl/d) ................     19.6            12.0
   Realized Weighted Average Oil
     Price per Bbl (5)............................  $ 24.21         $ 22.38
Terminals
   Bulk Terminals
      Transload Tonnage (MMtons) (6)..............     15.1            15.5
   Liquids Terminals
      Leaseable Capacity (MMBbl)..................     35.9            34.5
      Liquids Utilization %.......................      96%             97%

Note:  Historical pro forma for acquired assets.
(1) Includes Pacific, Plantation, North System, CALNEV, Central Florida, Cypress and Heartland pipeline volumes.
(2) Includes Kinder Morgan Interstate Gas Transmission, Texas Intrastate group and Trailblazer pipeline volumes.
(3) First quarter 2002 includes sales volumes under prior management, which may not be comparable. (4) Includes Cortez, Central Basin, Canyon Reef Carriers and Centerline pipeline volumes. (5) Includes values realized (net of hedges) on SACROC and Sharon Ridge Unit equity production, plus the hedge gain/loss on our share of MKM Partners, L.P.'s interest in Yates Field Unit production.
(6) Includes Cora, Grand Rivers and Kinder Morgan Bulk Terminals aggregate terminal throughputs; excludes operatorship of LAXT bulk terminal.

    OTHER

    Items not attributable to any segment include general and administrative expenses, interest income and expense and minority interest. Together, these items totaled $81.2 million in the second quarter of 2003 and $76.3 million in the second quarter of 2002.

    Our general and administrative expenses totaled $34.2 million in the second quarter of 2003 compared with $30.2 million in the second quarter of 2002. The $4.0 million (13%) quarter-to-quarter increase in general and administrative expenses was primarily due to higher legal expenses, employee benefit costs and overall corporate and worker-related insurance expenses.

    Total interest expense, net of interest income, was $44.9 million in the second quarter of 2003 and $43.9 million in the second quarter of 2002. The small $1.0 million (2%) increase in net interest charges was due to slightly higher average borrowings during the second quarter of 2003 compared with the same period last year.

    Minority interest remained relatively flat in the second quarter of each year, totaling $2.1 million in the second quarter of 2003 versus $2.2 million in the second quarter of 2002. Higher overall Partnership net income in the second quarter of 2003 was offset by lower minority interest in Trailblazer Pipeline Company. In May 2002, we acquired the remaining 33 1/3% ownership interest in Trailblazer that we did not already own, thereby eliminating the minority interest relating to Trailblazer Pipeline Company.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

    For the six months ended June 30, 2003, our earnings before a change in accounting principal was $336.0 million ($0.98 per diluted unit), a 17% increase over our $286.0 million ($0.95 per diluted unit) in net income for the first six months of 2002. Our earnings in 2003 benefited from a cumulative-effect adjustment of $3.4 million related to a change in accounting for asset retirement obligations pursuant to our adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003. After the cumulative-effect adjustment, our net income for the six-month period ended June 30, 2003 totaled $339.4 million ($1.00 per diluted unit). For more information on this cumulative-effect adjustment from a change in accounting principle, see Note 4 to our Consolidated Financial Statements, included elsewhere in this report.

    We reported total revenues of $3,453.3 million for the first six months of 2003, compared with $1,894.0 million in revenues for the first six months of 2002. Our costs and expenses were $3,058.6 million for the six-month period ended June 30, 2003, and $1,555.8 million for the six-month period ended June 30, 2002. Operating income for the six months ended June 30, 2003, was $394.7 million, a 17% increase over the $338.2 million in operating income for the six months ended June 30, 2002. Equity earnings from investments, less amortization of excess costs, were $44.1 million in the first six months of 2003 versus $44.8 million in the same period last year.

    Our operating results for the first half of 2003 demonstrated balanced growth across our business portfolio as all four of our business segments reported increases in earnings, operating income and revenues when compared to the first half of 2002. The increases were driven primarily by internal growth, mainly resulting from our ongoing expansion and capital improvement projects within our Natural Gas Pipelines and CO2 Pipelines business segments, but also by the acquisitions of pipeline and terminal businesses that we have made since the beginning of 2002. The largest of these was the January 31, 2002 purchase of Kinder Morgan Tejas. Kinder Morgan Tejas' operations include a 3,400-mile Texas intrastate natural gas pipeline system that has good access to natural gas supply basins and provides a strategic, complementary fit with our other natural gas pipeline assets in Texas, particularly Kinder Morgan Texas Pipeline.

    PRODUCTS PIPELINES

    Our Products Pipelines segment reported earnings of $184.3 million on revenues of $289.7 million in the first six months of 2003. In the same period of 2002, the segment reported earnings of $176.4 million on revenues of $280.5 million. Operating income for each of the six-month periods ended June 30, 2003 and 2002 was $174.8 million and $166.6 million, respectively.

    The $7.9 million (4%) increase in period-to-period segment earnings resulted from internal growth, primarily driven by record earnings from our North System liquids pipeline and higher returns from our Pacific operations' terminaling services and our CALNEV pipeline's products delivery services. The $9.2 million (3%) period-to-period increase in overall segment revenues reflects a $3.9 million (3%) increase from our Pacific operations, a $3.7 million (22%) increase from our North System and a $2.1 million (9%) increase from our CALNEV pipeline operations. For both our Pacific and CALNEV pipelines, mainline delivery volumes were relatively flat in the first half of 2003 compared to last year; however, we benefited from higher terminal revenues, as a result of increased ethanol blending operations, and higher average tariff rates. The increase in revenues from our North System was primarily due to an over 5% increase in throughput volume and higher average tariff rates in the first half of 2003 compared to the same period last year. The increase in throughput volumes was due to cold weather in the Midwest during the first quarter of 2003 and to strong propane demand. The segment's overall increase in revenues was partially offset by a $3.2 million (19%) decrease in revenues from the Cochin pipeline system. The decrease was due to the lower delivery volumes in the second quarter of 2003, referred to above in our quarterly discussion and analysis.

    The segment's costs and expenses were essentially unchanged in the first half of 2003, compared to the first half of last year. Costs and expenses totaled $114.9 million in the first six months of 2003 and $113.9 million in the first six months of 2002. The $1.0 million (1%) increase in the segment's costs and expenses was primarily due to higher depreciation charges related to capital investments made since the end of the second quarter of 2002.

    Earnings from our Products Pipelines' equity investments, net of amortization of excess costs, were $14.0 million in the first half of 2003 versus $15.5 million in the first half of 2002. The $1.5 million (10%) decrease in equity earnings related to lower returns from our investment in Plantation Pipe Line Company, as described above in our quarterly discussion and analysis.

    NATURAL GAS PIPELINES

    Our Natural Gas Pipelines segment reported earnings of $154.1 million on revenues of $2,822.1 million in the first six months of 2003. In the first six months of 2002, the segment reported earnings of $128.9 million on revenues of $1,338.5 million. The segment's costs and expenses were $2,680.0 million in the first half of 2003 and $1,221.6 million in the first half of 2002. Operating income for each of the six months ended June 30, 2003 and 2002 was $142.1 million and $116.9 million, respectively.

    The segment's $25.2 million (20%) increase in earnings in the first half of 2003 compared to the first half of 2002 was primarily attributable to internal growth from our Texas intrastate natural gas pipeline group and our Trailblazer Pipeline Company. Our Texas intrastate pipeline group accounted for approximately $12.9 million of the total period-to-period increase in segment earnings. Our North Texas and Mier-Monterrey pipeline systems, both placed in service since the end of the second quarter of 2002 and included as part of our Texas intrastate natural gas pipeline group, reported earnings of $4.9 million on revenues of $7.0 million in the first six months of 2003. We also received a full six-month benefit from the expansion of our Trailblazer pipeline system. Our expansion project was completed in May 2002, and in the first half of 2003, Trailblazer reported a $7.6 million (64%) increase in period-to-period earnings, the result of a 29% increase in transport volumes and higher average tariff rates over the same six-month period last year.

    Overall, the segment's significant increases in period-to-period revenues and costs and expenses related primarily to higher natural gas prices since the end of the second quarter of 2002, our January 31, 2002 acquisition and integration of Kinder Morgan Tejas, and the inclusion of our North Texas and Mier-Monterrey pipeline systems into our Texas intrastate natural gas pipeline group. The acquisition, construction and subsequent integration of all of our natural gas pipeline assets in and around the State of Texas has produced a very strategic intrastate pipeline business combination. Both Kinder Morgan Tejas and KMTP purchase and sell significant volumes of natural gas, which is transported through their pipeline systems. Our objective is to match purchases and sales in the aggregate, thus locking-in the equivalent of a transportation fee. The purchase and sale activity results in considerably higher revenues and operating expenses compared to the interstate natural gas pipeline systems of Kinder Morgan Interstate Gas Transmission and Trailblazer Pipeline Company. Both KMIGT and Trailblazer charge a transportation fee for gas transmission service but neither system has significant gas purchases and resales.

    The overall increase in segment earnings attributable to the factors discussed above was partially offset by higher depreciation and amortization charges. Depreciation expenses totaled $26.2 million, up 10% from the $23.9 million reported in the first half of 2002. The increase was due to the additional capital investments we have made since the end of the second quarter of 2002 and an additional month of depreciation for Kinder Morgan Tejas.

    Earnings from our Natural Gas Pipelines' equity investments, net of amortization of excess costs, were relatively level across both years. The segment earned $12.2 million from its equity investments during the first six months of 2003, compared to $12.0 million during the first six months of 2002. The $0.2 million (2%) increase was primarily due to higher earnings from the segment's 25% ownership interest in Thunder Creek Gas Services, LLC.

    CO2 PIPELINES

    Our CO2 Pipelines segment reported earnings of $62.1 million on revenues of $103.1 million in the first six months of 2003. In the same 2002 period, the segment reported earnings of $44.0 million on revenues of $66.5 million. Costs and expenses totaled $58.9 million in the first six-month period of 2003 versus $40.0 million in the same period of 2002. Operating income for each of the six months ended June 30, 2003 and 2002 was $44.2 million and $26.5 million, respectively.

    The $18.1 million (41%) increase in period-to-period segment earnings was primarily attributable to the $36.6 million (55%) increase in revenues, partially offset by higher depreciation, depletion and operating expenses. The increase in revenues was driven by both higher oil production volumes and higher average hedged oil prices. The segment benefited from a 56% increase in oil production volumes from the SACROC unit and from a 9% increase in the average hedged price of oil per barrel since June 30, 2002. The increase in segment revenues was partially offset by lower carbon dioxide delivery volumes, primarily due to reduced deliveries from the McElmo Dome carbon dioxide unit.

    The $18.9 million (47%) increase in the segment's costs and expenses primarily related to higher depreciation, depletion and amortization charges and higher fuel and power expenses. Non-cash depletion and depreciation-related charges were up $12.2 million (88%), mainly as a result of the higher production volumes and additional capital investments made since the end of the second quarter of 2002. Fuel and power expenses were up $2.7 million (33%), primarily as a result of the higher production volumes associated with our increased ownership interest in the SACROC unit.

    During the first half of 2003, our CO2 Pipelines segment reported $17.9 million in equity earnings, net of amortization of excess costs. This compares to $17.4 million during the same period of 2002. The $0.5 million (3%) increase was due to higher returns from the segment's 15% equity interest in MKM Partners, L.P., partly offset by lower returns from its equity investment in Cortez Pipeline Company. In addition, effective June 1, 2003, we acquired MKM Partners, L.P.'s 12.75% ownership interest in the SACROC unit for $23.3 million and the assumption of $1.9 million of liabilities, thereby lowering equity earnings from MKM Partners in June 2003.

    TERMINALS

    Our Terminals segment reported earnings of $98.5 million on revenues of $238.4 million in the first six months of 2003. In the same period last year, the segment earned $84.4 million on revenues of $208.5 million. Costs and expenses for each of the six months ended June 30, 2003 and 2002 were $136.0 million and $120.6 million, respectively. Operating income for each of the six months ended June 30, 2003 and 2002 was $102.4 million and $87.9 million, respectively.

    The increases in segment operating results were mainly driven by the terminal acquisitions we have made since the beginning of 2002 and by internal growth at certain existing terminals. Our terminal acquisitions include the businesses described above in our quarterly discussion and analysis as well as the purchase of our Milwaukee bagging operations, effective May 1, 2002. These terminal acquisitions accounted for $9.0 million of the $14.1 million period-to-period increase in segment earnings. Combined, the acquired terminal operations reported earnings of $9.3 million, revenues of $21.5 million and costs and expenses of $12.2 million for the first six months of 2003. We earned $0.3 million on revenues of $0.6 million less costs and expenses of $0.3 million from our ownership of the Milwaukee Bagging Operations during the two months ended June 30, 2002.

    Work completed on expansion projects since the end of the second quarter of 2002 has increased the leaseable capacity of our liquids terminals operations. We have utilized this extra capacity by transporting and storing a higher volume of liquid products, demonstrating our country's continued strong demand for petroleum liquid products. As a result, earnings from all liquids terminals owned during the first half of each year increased $7.8 million (14%) in 2003 compared to last year.

    Partly offsetting the segment's overall period-to-period earnings increase attributable to the factors described above was a drop of $2.7 million (9%) in earnings from all bulk terminal facilities owned during the first half of each year. The decrease was mainly due to lower cement, fertilizer and coal revenues, all primarily as a result of decreased volumes. In total, our Terminals segment reported a 2% decrease in bulk transload tonnage in the first half of 2003, compared to the first half of last year. The decrease was primarily due to the same factors referred to above in our quarterly discussion and analysis.

  The overall increase in segment earnings was also partially offset by higher depreciation and amortization charges and higher taxes, other than income taxes. Depreciation expenses totaled $18.0 million for the first six months of 2003 versus $14.1 million for the first six months of 2002. The $3.9 million (28%) increase was due to the additional capital investments we have made since the end of the second quarter of 2002.

  SEGMENT OPERATING STATISTICS

  Operating statistics for the first six months of 2003 and 2002 are as follows (historical pro forma for acquired assets):
                                                        Six Months Ended
                                                -------------------------------
                                                June 30, 2003     June 30, 2002
                                                -------------     -------------
Products Pipelines
   Gasoline (MMBbl)............................   220.0              229.9
   Diesel (MMBbl)..............................    77.1               74.5
   Jet Fuel (MMBbl)............................    53.6               56.2
                                                  -----              -----
   Total Refined Product Volumes (MMBbl).......   350.7              360.6
   Natural Gas Liquids (MMBbl).................    21.2               19.8
                                                  -----              -----
   Total Delivery Volumes (MMBbl) (1)..........   371.9              380.4
Natural Gas Pipelines (2)
   Transport Volumes (Bcf) ....................   602.6              529.9
   Sales Volumes (Bcf) (3).....................   454.3              450.8
CO2 Pipeline
   Delivery Volumes (Bcf) (4)..................   206.9              222.6
   SACROC Oil Production (MBbl/d) .............    18.3               11.7
   Realized Weighted Average Oil
     Price per Bbl (5)......................... $ 24.50            $ 22.41
Terminals
   Bulk Terminals
      Transload Tonnage (MMtons) (6)............   29.1               29.7
   Liquids Terminals
      Leaseable Capacity (MMBbl)................   35.9               34.5
      Liquids Utilization %.....................    96%                97%


Note:  Historical pro forma for acquired assets.
(1) Includes Pacific, Plantation, North System, CALNEV, Central Florida, Cypress and Heartland pipeline volumes.
(2) Includes Kinder Morgan Interstate Gas Transmission, Texas Intrastate group and Trailblazer pipeline volumes.
(3) First quarter 2002 includes sales volumes under prior management, which may not be comparable.
(4) Includes Cortez, Central Basin, Canyon Reef Carriers and Centerline pipeline volumes.
(5) Includes values realized (net of hedges) on SACROC and Sharon Ridge Unit equity production, plus the hedge gain/loss on our share of MKM Partners, L.P.'s interest in Yates Field Unit production.
(6) Includes Cora, Grand Rivers and Kinder Morgan Bulk Terminals aggregate terminal throughputs; excludes operatorship of LAXT bulk terminal.

  OTHER

  Items not attributable to any segment include general and administrative expenses, interest income and expense and minority interest. For the first six months of 2003, these items were partially offset by a $3.5 million cumulative-effect adjustment related to our change in accounting for asset retirement obligations. Together, these items (including the cumulative-effect adjustment) totaled $159.5 million in the first half of 2003 and $147.7 million in the first half of 2002.

  Our general and administrative expenses totaled $68.8 million in the first six months of 2003 compared with $59.7 million in the same period last year. The $9.1 million (15%) year-over-year increase in general and administrative expenses primarily related to timing differences in the accrual of general services, including legal fees, higher employee benefit costs, and higher labor and payroll tax expenses.

  Our total interest expense, net of interest income, was $89.8 million in the first half of 2003 versus $82.9 million in the same year-ago period. The $6.9 million (8%) increase in net interest charges was due to higher average borrowings during the first half of 2003, partially offset by slightly lower average interest rates in the first six months of 2003 compared with the same period last year.

  Minority interest totaled $4.3 million in the first six months of 2003, compared to $5.0 million in the first six months of 2002. The $0.7 million (14%) decrease resulted primarily from our May 2002 acquisition of the remaining 33 1/3% ownership interest in Trailblazer Pipeline Company that we did not already own, thereby eliminating the minority interest relating to Trailblazer.

FINANCIAL CONDITION

  The following table illustrates the sources of our invested capital. In addition to our results of operations, these balances are affected by our financing activities as discussed below (dollars in thousands):

                                                                     June 30, 2003    Dec. 31, 2002
                                                                     -------------    -------------
Long-term debt, excluding market value of interest rate swaps......  $   3,787,428    $   3,659,533
Minority interest..................................................         43,165           42,033
Partners' capital..................................................      3,586,391        3,415,929
                                                                     -------------    -------------
   Total capitalization............................................      7,416,984        7,117,495
Short-term debt, less cash and cash equivalents....................        (44,915)         (41,088)
                                                                     -------------    -------------
   Total invested capital..........................................  $   7,372,069    $   7,076,407
                                                                     =============    =============

Capitalization:
--------------
    Long-term debt, excluding market value of interest rate swaps..       51.1%             51.4%
    Minority interest..............................................        0.6%              0.6%
    Partners' capital..............................................       48.3%             48.0%
                                                                         ------            ------
                                                                         100.0%            100.0%
                                                                         ======            ======
Invested Capital:
----------------
    Total debt, less cash and cash equivalents and excluding market
         value of interest rate swaps..............................       50.8%             51.1%
    Partners' capital and minority interest........................       49.2%             48.9%
                                                                         ------            ------
                                                                         100.0%            100.0%
                                                                         ======            ======

  Our primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, expansion capital expenditures and quarterly distributions to our common unitholders, Class B unitholders and general partner. In addition to utilizing cash generated from operations, we could meet our cash requirements (other than distributions to our common unitholders, Class B unitholders and general partner) through borrowings under our credit facilities, issuing short-term commercial paper, long-term notes or additional common units or issuing additional i-units to KMR. In general, we expect to fund:

  - cash distributions and sustaining capital expenditures with existing cash and cash flows from operating activities;

  - expansion capital expenditures and working capital deficits with cash retained as a result of paying quarterly distributions on i-units in additional i-units, additional borrowings, the issuance of additional common units or the issuance of additional i-units to KMR;

  - interest payments from cash flows from operating activities; and

  - debt principal payments with additional borrowings as such debt principal payments become due or by the issuance of additional common units or the issuance of additional i-units to KMR.

  As a publicly traded limited partnership, our common units are attractive primarily to individual investors. Individual investors represent a small segment of the total equity capital market. We believe institutional investors prefer shares of KMR over our common units due to tax and other regulatory considerations. Thus, KMR makes purchases of i-units issued by us with the proceeds from the sale of KMR shares to institutional investors.

  As of June 30, 2003, our current commitments for sustaining capital expenditures were approximately $54.7 million. This amount has been committed primarily for the purchase of plant and equipment and is based on the payments we expect to make for our 2003 sustaining capital expenditure plan. All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary.

  Some of our customers are experiencing severe financial problems that have had a significant impact on their creditworthiness. We are working to implement, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance our credit position relating to amounts owed from these customers. We cannot provide assurance that one or more of our financially distressed customers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations or future cash flows.

  OPERATING ACTIVITIES

  Net cash provided by operating activities was $336.1 million for the six months ended June 30, 2003, versus $323.6 million in the comparable period of 2002. The period-to-period increase of $12.5 million (4%) in cash flow from operations was primarily driven by a $69.9 million increase in cash earnings from across our business portfolio. We also benefited from a $19.9 million increase in funds related to changes in non-current assets and liabilities and a $6.5 million increase in funds related to higher distributions received from our equity investments. The increase from non-current items was primarily related to higher spending on environmental and rate case litigation matters during the first half of 2002. The increase in equity investment distributions related to higher distributions from our 15% equity interest in MKM Partners, L.P. and from our 49% equity interest in the Red Cedar Gathering Company.

  The overall increase in cash provided by operating activities attributable to the factors discussed above was partially offset by a $44.5 million payment made in April 2003 under order from the Federal Energy Regulatory Commission, and by a $39.3 million decrease in funds relative to changes in working capital items. The reparation and refund payment was mandated by the FERC as part of an East Line settlement reached in 1999 between shippers and our Pacific operations pursuant to rates charged by our Pacific operations on the interstate portion of their products pipelines. The decrease in funds generated by working capital was mainly due to higher settlements of related party payables during the first half of 2003, primarily associated with reimbursements to KMI for general and administrative services and for costs related to the construction of our Mier-Monterrey natural gas pipeline. For more information on our Pacific operations' regulatory proceedings, see Note 3 to the Consolidated Financial Statements included elsewhere in this report.

  INVESTING ACTIVITIES

  Net cash used in investing activities was $310.0 million for the six month period ended June 30, 2003, compared to $1,008.6 million in the comparable 2002 period. The $698.6 million (69%) decrease in cash used in investing activities was primarily attributable to higher expenditures made for strategic acquisitions in the first half of 2002. For the six months ended June 30, 2002, our acquisition outlays totaled $816.2 million, including $682.7 million for Kinder Morgan Tejas. For the six months ended June 30, 2003, our acquisition payments totaled $33.7 million, including $23.3 million used to acquire an additional 12.75% ownership interest in the SACROC oil field unit in West Texas.

   On June 20, 2003, we signed an agreement with subsidiaries of Marathon Oil Corporation to dissolve MKM Partners, L.P., a joint venture we formed on January 1, 2001 with subsidiaries of Marathon Oil Company. The joint venture assets consisted of a 12.75% interest in the SACROC oil field unit and a 49.9% interest in the Yates Field unit, both of which are in the Permian Basin of West Texas. The joint venture was owned 85% by subsidiaries of Marathon Oil Company and 15% by Kinder Morgan CO2 Company, L.P. The dissolution was effective on June 30, 2003. Effective June 1, 2003, we acquired the MKM joint venture's 12.75% ownership interest in the SACROC unit for $23.3 million and the assumption of $1.9 million of liabilities. This transaction increased our ownership interest in SACROC to approximately 97%. For more information on this acquisition, see
Note 2 to the Consolidated Financial Statements included elsewhere in this report.

  Offsetting the overall period-to-period decrease in funds used in investing activities was an $86.1 million increase in funds used for capital expenditures. Including expansion and maintenance projects, our capital expenditures were $273.4 million in the first six months of 2003 versus $187.3 million in the same year-ago period. The increase was mainly due to higher capital investment in our CO2 Pipelines and Products Pipelines business segments. We continue to expand and grow our existing businesses and have current projects in place that will significantly add storage and throughput capacity to our carbon dioxide flooding and terminaling operations. Our sustaining capital expenditures were $40.1 million for the first six months of 2003 compared to $30.3 million for the first six months of 2002.

  FINANCING ACTIVITIES

  Net cash used in financing activities amounted to $22.3 million for the six months ended June 30, 2003. In the same period last year, our financing activities provided $654.2 million. The $676.5 million decrease from the comparable 2002 period was mainly the result of an $800.6 million decrease in cash flows from overall debt financing activities. The period-to-period decrease reflects significantly higher pay-downs on our outstanding commercial paper borrowings and lower debt issuances during the first six months of 2003 as compared to the same year-ago period.

  Net borrowings under our commercial paper program were higher during the first half of 2002 compared to the first half of 2003, primarily due to higher acquisition expenditures in 2002. Furthermore, in June 2003, we issued in a public offering, an additional 4,600,000 of our common units, including 600,000 units upon exercise by the underwriters of an over-allotment option, at a price of $39.35 per share, less commissions and underwriting expenses. After commissions and underwriting expenses, we received net proceeds of $173.3 million for the issuance of these common units. We used the proceeds to reduce the borrowings under our commercial paper program. In March 2002, we completed a public offering of $750 million in principal amount of senior notes, resulting in a net cash inflow of approximately $740.8 million net of discounts and issuing costs. The increase in debt from this senior note offering was partially offset by the payment of our maturing $200 million in principal amount of Floating Rate senior notes in March 2002.

   The overall decrease in funds provided by our financing activities also resulted from a $49.9 million increase in distributions to our partners. Distribution to all partners increased to $326.3 million in the first half of 2003 compared to $276.4 million in the same year-earlier period. The increase in distributions was due to:

   - an increase in the per unit cash distributions paid;

   - an increase in the number of units outstanding; and

   - an increase in the general partner incentive distributions, which resulted from both increased cash distributions per unit and an increase in the number of common units and i-units outstanding.

   On May 15, 2003, we paid a quarterly distribution of $0.64 per unit for the first quarter of 2003, 8% greater than the $0.59 per unit distribution paid for the first quarter of 2002. We paid this distribution in cash to our common unitholders and to our class B unitholders. KMR, our sole i-unitholder, received 859,933 additional i-units based on the $0.64 cash distribution per common unit. For each outstanding i-unit that KMR held, a fraction (0.018488) of an i-unit was issued. The fraction was determined by dividing:

   - $0.64, the cash amount distributed per common unit

by

   - $34.617, the average of KMR's shares' closing market prices for the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

  On July 16, 2003, we declared a cash distribution for the quarterly period ended June 30, 2003, of $0.65 per unit. The distribution will be paid on or before August 14, 2003, to unitholders of record as of July 31, 2003. Our common unitholders and Class B unitholders will receive cash. KMR, our sole i-unitholder, will receive a distribution of 0.017138 i-units for each outstanding i-unit held based on the $0.65 distribution per common unit. We believe that future operating results will continue to support similar levels of quarterly cash and i-unit distributions; however, no assurance can be given that future distributions will continue at such levels.

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

  Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. The general partner's incentive distribution for the distribution that we declared for the second quarter of 2003 was $79.6 million. The general partner's incentive distribution for the distribution that we declared for the second quarter of 2002 was $64.4 million. The general partner's incentive distribution that we paid during the second quarter of 2003 to our general partner (for the first quarter of 2003) was $75.5 million. The general partner's incentive distribution that we paid during the second quarter of 2002 to our general partner (for the first quarter of 2002) was $61.0 million. All partnership distributions we declare for the fourth quarter of each year are declared and paid in the first quarter of the following year.

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

  - economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

  - changes in our tariff rates implemented by the Federal Energy Regulatory Commission or the California Public Utilities Commission;

  - our ability to integrate any acquired operations into our existing operations;

  - our ability to acquire new businesses and assets and to make expansions to our facilities;

  - difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to our terminals or pipelines;

  - our ability to successfully identify and close acquisitions and make cost-saving changes in operations;

  - shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use or supply our services;

  - changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies may adversely affect our business or our ability to compete;

  - our ability to offer and sell equity securities and debt securities or obtain debt financing in sufficient amounts to implement that portion of our business plan that contemplates growth through acquisitions of operating businesses and assets and expansions of our facilities;

  - our indebtedness could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds and/or place us at competitive disadvantages compared to our competitors that have less debt or have other adverse consequences;

  - interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

  - acts of nature, sabotage, terrorism or other similar acts causing damage greater than our insurance coverage limits;

  - the condition of the capital markets and equity markets in the United
    States;

  - the political and economic stability of the oil producing nations of the world;

  - national, international, regional and local economic, competitive and regulatory conditions and developments;

  - the ability to achieve cost savings and revenue growth;

  - rates of inflation;

  - interest rates;

  - the pace of deregulation of retail natural gas and electricity;

  - the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products; and

  - the timing and success of business development efforts.

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


ITEM 4.  CONTROLS AND PROCEDURES.

  As of the end of the quarter ended June 30, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

   None.

ITEM 5.  OTHER INFORMATION.

   None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits

4.1 -- Certain instruments with respect to long-term debt of the Partnership and its consolidated subsidiaries which relate to debt that does not exceed 10% of the total assets of the Partnership and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. ss.229.601.

11   --  Statement re: computation of per share earnings.

31.1 -- Section 13a-14(a)/15d-14(a) Certification of Chairman and Chief Excecutive Officer.

31.2 -- Section 13a-14(a)/15d-14(a) Certification of Vice President, Treasurer and Chief Financial Officer.

32.1 -- Section 1350 Certification of Chairman and Chief Excecutive Officer.

32.2 -- Section 1350 Certification of Vice President, Treasurer
            and Chief Financial Officer.

========================

   (b) Reports on Form 8-K

   Current report dated April 1, 2003 on Form 8-K was furnished on April 1, 2003, pursuant to Item 9 of that form. We provided notice that we, along with Kinder Morgan, Inc., a subsidiary of which serves as our general partner, and Kinder Morgan Management, LLC, a subsidiary of our general partner that manages and controls our business and affairs, intended to make presentations on April 1, 2003 at the 31st Annual Howard Weil Energy Conference to address company strategy and philosophy, the fiscal year 2003 budget, and other business information about us, Kinder Morgan, Inc. and Kinder Morgan Management, LLC. Notice was also given that prior to the meeting, interested parties would be able to view the materials presented at the meetings by visiting Kinder Morgan, Inc.'s website at: http://www.kindermorgan.com/investor/presentations.

  Current report dated April 16, 2003 on Form 8-K was furnished on April 23, 2003, pursuant to Items 7 and 9 of that form. In Item 9, we provided notice that on April 16, 2003, we issued a press release regarding our financial results for the quarter ended March 31, 2003 and held a webcast conference call discussing those results. A copy of the earnings press release and an unedited transcript of the webcast conference call, prepared by an outside vendor, were filed in
Item 7 as exhibits pursuant to Item 9. Notice was also given that interested parties would be able to replay the webcast conference call by visiting Kinder Morgan, Inc.'s website at: http://www.kindermorgan.com by clicking "Webcast Conference Calls" and the "Audio Webcast" button. The webcast was archived on the website under "Investors - KMP - Conference Call." We also provided disclosure of how to reconcile segment earnings before depreciation, depletion and amortization and distributable cash per unit to their closest GAAP financial measures.

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

  Current report dated May 23, 2003 on Form 8-K was filed on May 23, 2003, pursuant to Item 7 of that form. We filed the Consolidated Balance Sheet at December 31, 2002, of Kinder Morgan G.P., Inc., our general partner and a wholly-owned subsidiary of Kinder Morgan, Inc. as an exhibit pursuant to Item 7 of that form.

  Current report dated May 27, 2003 on Form 8-K was furnished on May 27, 2003, pursuant to Item 9 of that form. We provided notice that we were actively considering an underwritten public offering of between four and five million of our common units representing limited partner interests.

  Current report dated June 9, 2003 on Form 8-K was furnished on June 6, 2003, pursuant to Item 9 of that form. We provided notice that we, along with Kinder Morgan, Inc., a subsidiary of which serves as our general partner, and Kinder Morgan Management, LLC, a subsidiary of our general partner that manages and controls our business and affairs, intended to make presentations on June 9, 2003 at the Deutsche Bank Conference to address various strategic and financial issues relating to the business plans and objectives of us, Kinder Morgan, Inc. and Kinder Morgan Management, LLC. Notice was also given that prior to the meeting, interested parties would be able to view the materials presented at the meetings by visiting Kinder Morgan, Inc.'s website at: http://www.kindermorgan.com/ investor/presentations.

  Current report dated June 20, 2003 on Form 8-K was filed on June 20, 2003, pursuant to Items 5 and 7 of that form. In Item 5, we provided notice that on June 20, 2003, we issued a press release regarding our signed agreement with subsidiaries of Marathon Oil Corporation to dissolve MKM Partners L.P., among other agreements. A copy of the press release was filed in Item 7 as an exhibit.

  Current report dated June 27, 2003 on Form 8-K was filed on June 27, 2003, pursuant to Item 5 of that form. We provided notice that on June 24, 2003, a non-binding, phase one initial decision was issued by the administrative law judge hearing the Federal Energy Regulatory Commission case on the rates charged by SFPP, L.P. on the interstate portion of its pipelines.

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

                       KINDER MORGAN ENERGY PARTNERS, L.P.
                       (A Delaware limited partnership)

                       By: KINDER MORGAN G.P., INC.,
                           its General Partner

                       By: KINDER MORGAN MANAGEMENT, LLC,
                           its Delegate

                           /s/ C. Park Shaper
                           ------------------------------
                           C. Park Shaper
                           Vice President, Treasurer and Chief
                           Financial Officer  of Kinder Morgan
                           Management, LLC, Delegate of Kinder Morgan
                           G.P., Inc. (principal financial officer
                           and principal accounting officer)
                           Date:  August 8, 2003