Form 10-K
period 2003-12-31
KINDER MORGAN ENERGY PARTNERS L P
filed 2004-03-05
CIK 888228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    Form 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

   Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on June 30, 2003 was approximately $4,577,450,989. This figure assumes that only the general partner of the registrant, Kinder Morgan, Inc., Kinder Morgan Management, LLC, their subsidiaries and their officers and directors were affiliates. As of January 31, 2004, the registrant had 134,735,758 Common Units outstanding.

                       KINDER MORGAN ENERGY PARTNERS, L.P.

                                TABLE OF CONTENTS
                              Page
                                                                        Number
                    PART I
    Items  1 and 2. Business and Properties............................    3
                    Overview...........................................    3
                    General Development of Business....................    3
                    Business Strategy..................................    4
                    Recent Developments................................    7
                    Financial Information about Segments...............   11
                    Narrative Description of Business..................   11
                    Products Pipelines.................................   11
                    Natural Gas Pipelines..............................   23
                    CO2................................................   28
                    Terminals..........................................   30
                    Major Customers....................................   34
                    Regulation.........................................   34
                    Environmental Matters..............................   37
                    Risk Factors.......................................   40
                    Other..............................................   44
                    Financial Information about Geographic Areas.......   44
                    Available Information..............................   44
    Item 3.         Legal Proceedings..................................   45
    Item 4.         Submission of Matters to a Vote of Security Holders   45

                    PART II
    Item 5.         Market for  Registrant's  Common Equity and Related   46
                    Stockholder Matters................................
    Item 6.         Selected Financial Data............................   47
    Item 7.         Management's  Discussion  and Analysis of Financial
                    Condition and Results of Operations................   49
                    Critical Accounting Policies and Estimates.........   49
                    Results of Operations..............................   50
                    Liquidity and Capital Resources....................   61
                    New Accounting Pronouncements......................   70
                    Information Regarding Forward-Looking Statements...   70
    Item 7A.        Quantitative  and  Qualitative   Disclosures  About
                    Market Risk........................................   71
                    Energy Financial Instruments.......................   71
                    Interest Rate Risk.................................   73
    Item 8.         Financial Statements and Supplementary Data........   74
    Item 9.         Changes in and  Disagreements  with  Accountants on
                    Accounting and Financial Disclosure................   74
    Item 9A.        Controls and Procedures............................   74

                    PART III
    Item 10. Directors and Executive Officers of the Registrant. 75 Directors and Executive Officers of our General 75
                    Partner and the Delegate...........................
                    Corporate Governance...............................   77
                    Section  16(a)   Beneficial   Ownership   Reporting   79
                    Compliance.........................................
    Item 11.        Executive Compensation.............................   79
    Item 12.        Security  Ownership  of Certain  Beneficial  Owners
                    and Management.....................................   83
    Item 13.        Certain Relationships and Related Transactions.....   85
    Item 14.        Principal Accounting Fees and Services.............   86

                    PART IV
    Item 15.        Exhibits, Financial Statement Schedules, and
                       Reports on Form 8-K.............................   88
                    Index to Financial Statements......................   91
    Signatures.........................................................  164

                                     PART I

Items 1 and 2.  Business and Properties.

Overview

   Kinder Morgan Energy Partners, L.P., a Delaware limited partnership, is a publicly traded limited partnership that was formed in August 1992. We are the largest publicly-traded pipeline limited partnership in the United States in terms of market capitalization and we own the largest independent refined petroleum products pipeline system in the United States in terms of volumes delivered. Unless the context requires otherwise, references to "we," "us," "our," "KMP" or the "Partnership" are intended to mean Kinder Morgan Energy Partners, L.P., our operating limited partnerships and their subsidiaries.

   The address of our principal executive offices is 500 Dallas, Suite 1000, Houston, Texas 77002, and our telephone number at this address is (713) 369-9000. Our common units trade on the New York Stock Exchange under the symbol "KMP." In addition, you should read the following discussion and analysis in conjunction with our Consolidated Financial Statements included elsewhere in this report.

(a) General Development of Business

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

   We focus on providing fee-based services to customers, generally avoiding commodity price risks and taking advantage of the tax benefits of a limited partnership structure. The portfolio of businesses we own or operate are grouped into four reportable business segments according to the services we provide and how our management makes decisions about allocating resources and measuring financial performance. These segments are as follows:

   o Products Pipelines: Delivers more than two million barrels per day of gasoline, diesel fuel, jet fuel and natural gas liquids to various markets on over 10,000 miles of products pipelines and 39 associated terminals serving customers across the United States;

   o Natural Gas Pipelines: Transports, stores and sells up to 7.8 billion cubic feet per day of natural gas and has over 15,000 miles of natural gas transmission pipelines, plus natural gas gathering and storage facilities;

   o CO2: Produces, transports and markets carbon dioxide, commonly called CO2, has over 1,100 miles of pipelines that transport carbon dioxide to oil fields that use carbon dioxide to increase oil production in West Texas, including interests in two oil fields we operate and interests in four others, all of which are using or have used carbon dioxide injection operations; and

   o Terminals: Composed of approximately 52 owned or operated liquid and bulk terminal facilities and approximately 57 rail transloading facilities located throughout the United States, liquids terminal facilities possessing a liquids storage capacity of approximately 55 million barrels for refined petroleum products, chemicals and other liquid products, and bulk and transloading facilities handling nearly 60 million tons of coal, petroleum coke and other dry-bulk materials annually.

   In February 1997, Kinder Morgan (Delaware), Inc., a Delaware corporation, acquired all of the issued and outstanding stock of our general partner, changed the name of our general partner to Kinder Morgan, G.P., Inc., and changed our name to Kinder Morgan Energy Partners, L.P. Since that time, our operations have experienced significant growth, and our net income has increased from $17.7 million, for the year ended December 31, 1997, to $697.3 million, for the year ended December 31, 2003.

   In October 1999, K N Energy, Inc., a Kansas corporation that provided integrated energy services, acquired Kinder Morgan (Delaware), Inc. At the time of the closing of this transaction, K N Energy, Inc. changed its name to Kinder Morgan, Inc., referred to herein as KMI. In connection with the acquisition, Richard D. Kinder, Chairman and Chief Executive Officer of our general partner and its delegate (see below), became the Chairman and Chief Executive Officer of KMI. KMI trades on the New York Stock Exchange under the symbol "KMI" and is one of the largest energy transportation and storage companies in the United States, operating, either for itself or on our behalf, more than 35,000 miles of natural gas and products pipelines and approximately 80 terminals. As of December 31, 2003, KMI and its consolidated subsidiaries owned, through its general and limited partner interests, an approximate 19.0% interest in us.

   In addition to the distributions it receives from its limited and general partner interests, KMI also indirectly receives an incentive distribution from us as a result of its ownership of our general partner. This incentive distribution is calculated in increments based on the amount by which quarterly distributions to unitholders exceed specified target levels as set forth in our partnership agreement, reaching a maximum of 50% of distributions allocated to the general partner for distributions above $0.23375 per limited partner unit per quarter. Including both its general and limited partner interests in us, at the 2003 distribution level, KMI received approximately 51% of all quarterly distributions from us, of which approximately 41% was attributable to its general partner interest and 10% was attributable to its limited partner interest. The actual level of distributions KMI will receive in the future will vary with the level of distributions to the limited partners determined in accordance with our partnership agreement.

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

   In May 2001, KMR issued 2,975,000 of its shares representing limited liability company interests to KMI and 26,775,000 of its shares to the public in an initial public offering. The shares trade on the New York Stock Exchange under the symbol "KMR." KMR became a limited partner in us by using substantially all of the net proceeds from that offering to purchase i-units from us. The i-units are a separate class of limited partner interests in us and are issued only to KMR. Under the terms of our partnership agreement, the i-units are entitled to vote on all matters on which the common units are entitled to vote. In general, the i-units, common units and Class B units (the Class B units are similar to our common units except that they are not eligible for trading on the New York Stock Exchange), will vote together as a single class, with each i-unit, common unit, and Class B unit having one vote. We pay our quarterly distributions from operations and from interim capital transactions to KMR in additional i-units rather than in cash. As of December 31, 2003, KMR, through its ownership of our i-units, owned approximately 25.9% of all of our outstanding limited partner units. KMR shares and all classes of our limited partner units were split two-for-one on August 31, 2001, and all dollar and numerical references to such shares and units in this paragraph and elsewhere in this report have been adjusted to reflect the effect of the split.

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

        o improving productivity to drop top-line growth to the bottom line;

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

   Primarily, our business model consists of a solid asset base designed and operated to generate stable, fee-based income and distributable cash flow that together provides overall long-term value to our unitholders. We do not face significant risks relating directly to movements in commodity prices for two principal reasons. First, we primarily transport and/or handle products for a fee and are not engaged in the unmatched purchase and resale of commodity products. Second, in those areas of our business, primarily oil production in our CO2 business segment, where we do face exposure to fluctuations in commodity prices, we engage in a hedging program to mitigate this exposure.

   Generally, as utilization of our pipelines and terminals increases, our fee-based revenues increase. Increases in utilization are principally driven by increases in demand for gasoline, jet fuel, natural gas and other energy products and bulk materials that we transport, store, or handle. Increases in demand for these products and services are generally driven by demographic growth in the markets we serve, including the rapidly growing western and southeastern United States.

   The business strategies of our four business segments are as follows:

   o Products Pipelines. We plan to continue to expand our presence in the growing refined petroleum products markets in the western and southeastern United States through incremental expansions of pipelines and through strategic pipeline and terminal acquisitions that we believe will enhance our ability to serve our customers while increasing distributable cash flow. On systems serving relatively mature markets, such as our North System, we intend to focus on increasing product throughput by continuing to increase the range of products transported and services offered while remaining a reliable, cost-effective provider of transportation services;

   o Natural Gas Pipelines. We intend to grow our Texas intrastate natural gas transportation and storage businesses by identifying and serving significant new customers with demand for capacity on our pipeline systems and reducing volatility through long-term agreements. On our two Rocky Mountain natural gas pipeline systems, Kinder Morgan Interstate Gas Transmission LLC and Trailblazer Pipeline Company, our goals are to continue to operate our existing operations efficiently, to continue to meet our customers' needs and to capitalize on expansion and growth opportunities in expanding our role as a key player in moving natural gas out of the Rocky Mountain region. Red Cedar Gas Gathering Company, our partnership with the Southern Ute Indian Tribe, is pursuing additional gathering and processing opportunities on tribal lands. Overall, we will continue to explore expansion and storage opportunities to increase utilization levels throughout our natural gas pipeline operations;

   o CO2. Our carbon dioxide business has two primary strategies: (a) increase the utilization of our carbon dioxide supply and transportation assets by providing a full range of supply, transportation and technical support services to third party customers and (b) increase, for our own account, the economic benefits from our oil production activities by increasing oil field carbon dioxide flooding and efficiently managing oil field operating expenses. As a service provider, our strategy is to offer customers "one-stop shopping" for carbon dioxide supply, transportation and technical support service. In our production business, we plan to grow production from our interests in oil fields located in the Permian Basin of West Texas by increasing our use of carbon dioxide in enhanced oil recovery projects. Outside the Permian Basin, we intend to compete aggressively for new supply and transportation projects, including the acquisition of attractive carbon dioxide injection projects that would further increase the demand for our carbon dioxide reserves and utilization of our carbon dioxide supply and pipeline assets. Our management believes these projects will arise as other oil producing basins mature and make the transition from primary production to enhanced recovery methods; and

   o Terminals. We are dedicated to growing our terminals segment through a core strategy which includes dedicating capital to expand existing facilities, maintaining a strong commitment to operational safety and efficiency and growing through strategic acquisitions. The bulk terminals industry in the United States is highly fragmented, leading to opportunities for us to make selective, accretive acquisitions. In addition to efforts to expand and improve our existing terminals, we plan to design, construct and operate new facilities for current and prospective customers. Our management believes we can use newly acquired or developed facilities to leverage our operational expertise and customer relationships. In addition, we believe our experience and expertise in managing and operating our liquids and bulk terminals businesses in an integrated manner gives us a competitive advantage in pursuing acquisitions of terminals that handle both bulk and liquid materials.

   To accomplish our strategy, we will continue to rely on the following three-pronged approach:

   o Cost Reductions. We have reduced the total operating, maintenance, general and administrative expenses of those operations that we owned at the time Kinder Morgan (Delaware), Inc. acquired our general partner in February 1997. In addition, we have made similar reductions in the operating, maintenance, general and administrative expenses of many of the businesses and assets that we acquired or have assumed operations of since February 1997. Generally, these reductions in expense have been achieved by eliminating duplicative functions that we and the acquired businesses each maintained prior to their combination. We intend to continue to seek further expense reductions throughout our businesses where appropriate;

   o Internal Growth. We intend to grow income from our current assets through
     (a) increased utilization and (b) internal expansion projects. We primarily operate classic fixed cost businesses with little variable costs. By controlling these variable costs, any increase in utilization of our pipelines and terminals generally results in an increase in income. Increases in utilization are principally driven by increases in demand for gasoline, jet fuel, natural gas and other energy products and bulk materials that we transport, store or handle. Increases in demand for these products are typically driven by demographic growth in markets we serve, including the rapidly growing western and southeastern United States. In addition, we have undertaken a number of expansion projects that our management believes will increase revenues from existing operations; and

   o Strategic Acquisitions. We regularly seek opportunities to make additional strategic acquisitions, to expand existing businesses and to enter into related businesses. We periodically consider potential acquisition opportunities, including those from KMI or its affiliates, as they are identified, but we cannot assure you that we will be able to consummate any such acquisition. While there are currently no unannounced purchase agreements for the acquisition of any material business or assets, such transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets or operations. Our management anticipates that we will finance acquisitions by borrowings under our bank credit facilities or by issuing commercial paper, and subsequently reduce these short-term borrowings by issuing new long-term debt securities, common units and/or i-units to KMR. For more information on the costs and methods of financing for each of our 2003 acquisitions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Requirements for Recent Transactions" included elsewhere in this report.

   Achieving success in implementing our strategy will partly depend on the following characteristics of our management's philosophy:

   o Low cost asset operator and attention to detail. An important element of our strategy to improve unitholder value is controlling costs whenever possible. We believe that our overall cost and expense infrastructure has been improved by numerous simplification and transformation efforts. We continue to focus on improving employee and process productivity in order to create a more efficient expense structure while, at the same time, we insist on providing the highest level of expertise and uncompromising service to our customers. We have recognized for years the need to have an unwavering commitment to safety, and we employ full-time safety professionals to provide training and awareness through ongoing programs for every employee, especially those working with hazardous materials at our pipeline and terminal facilities;

   o Risk Management. We avoid businesses with direct commodity price exposure wherever possible, and we hedge incidental commodity price risk. In the normal course of business, we are exposed to risks associated with changes in the market price of energy products; however, we attempt to limit these risks by following established risk management policies and procedures, including the use of energy financial instruments, also known as derivatives. Our risk management process also includes identifying the areas in our operations where assets are at risk of loss and areas where exposures exist to third-party liabilities. Our management strives to recognize and insure against such risk; and

   o Alignment of incentives. Whenever possible, we align the compensation of our management and employees with the interests of our unitholders. Under KMI's stock option plan, all employees of KMI and its affiliates, including employees of KMI's direct and indirect subsidiaries who operate our businesses, are eligible to receive grants of options to acquire shares of KMI common stock. The primary purpose for granting stock options under this plan is to provide employees with an incentive to increase the value of common stock of KMI. The value of KMI's common stock increases primarily as a result of increases in distributions to our unitholders. KMI's ten most senior executives (excluding Mr. Kinder, who receives $1 per year in salary) have their base salaries capped at $200,000, are not eligible for stock options, but instead are eligible to receive grants of KMI restricted stock. Additionally, all employees, including the most senior executives, are eligible for annual bonuses only when KMI and we meet annual earnings per share and distributions per unit targets.

Recent Developments

   During 2003, our assets increased 9% and our net income increased 15% from 2002 levels. In addition, distributions per unit increased 9% from $0.625 for the fourth quarter of 2002 to $0.68 for the fourth quarter of 2003. The following is a brief listing of significant developments since December 31, 2002. Additional information regarding most of these items is contained in the rest of this report.

   o Effective January 1, 2003, we acquired long-term lease contracts from New York-based M.J. Rudolph Corporation to operate four bulk terminal facilities at major ports along the East Coast and in the southeastern United States. The acquisition also included the purchase of certain assets that provide stevedoring services at these locations. The aggregate cost of this acquisition was approximately $31.3 million. We paid $29.9 million of the acquisition cost on December 31, 2002 and the remaining $1.4 million in January 2003. The acquired operations serve various terminals located at the ports of New York and Baltimore, along the Delaware River in Camden, New Jersey, and in Tampa Bay, Florida. Combined, these facilities annually transload nearly four million tons of products such as fertilizer, iron ore and salt;

   o On March 25, 2003, we announced the start of service on our new $89 million, 95-mile, 30-inch Mier-Monterrey natural gas pipeline that stretches from South Texas to Monterrey, Mexico, one of Mexico's fastest growing industrial areas. The new pipeline interconnects with the southern end of our Kinder Morgan Texas pipeline system in Starr County, Texas, and is designed to initially transport up to 375,000 dekatherms per day of natural gas. Additionally, we entered into a 15-year contract with Pemex Gas Y Petroquimica Basica, which subscribed for all of the capacity on the pipeline. The pipeline connects to a 1,000-megawatt power plant complex near Monterrey and to the PEMEX natural gas transportation system;

   o On May 2, 2003, we were notified by the staff of the Securities and Exchange Commission that the staff is conducting an informal investigation concerning our public disclosures regarding the allocation of purchase price between assets and goodwill in connection with our 2002 acquisition of the assets of Kinder Morgan Tejas. The staff has not asserted that we have acted improperly or illegally. Furthermore, the staff has indicated that the Commission has not issued a formal order. We have voluntarily agreed to cooperate fully with the staff's informal investigation. Even if adjustments were made to the allocation between assets and goodwill, any adjustments would not have an effect on cash available for distributions to our limited partners. The primary effect of any adjustments would be to either increase or decrease depreciation and amortization expense with a corresponding increase or decrease in net income. This difference arises because, in general, assets are required to be depreciated over time while goodwill is not;

   o On May 6, 2003, we completed construction and placed into service our new $28.5 million carbon dioxide Centerline pipeline. The Centerline pipeline originates near Denver City, Texas and transports carbon dioxide to the Snyder, Texas area. The pipeline consists of 113 miles of 16-inch pipe and primarily supplies the SACROC oil field unit in the Permian Basin of West Texas, but is also available for existing and prospective third-party carbon dioxide projects in the Horseshoe Atoll area of the Permian Basin;

   o Effective June 1, 2003, we acquired MKM Partners, L.P.'s 12.75% ownership interest in the SACROC oil field unit for $23.3 million and the assumption of $1.9 million of liabilities. The SACROC unit is one of the largest and oldest oil fields in the United States using carbon dioxide flooding technology. This transaction increased our ownership interest in the SACROC unit to approximately 97%;

   o On June 10, 2003, we announced that we had entered into a long-term natural gas transportation contract with Praxair, Inc. Under the 15-year agreement, we have agreed to supply Praxair with up to 90,000 dekatherms of natural gas per day from our Texas intrastate natural gas pipeline system. The gas will be used to supply Praxair's steam-methane reformers at two new hydrogen facilities located in Texas City, Texas, and Port Arthur, Texas. These new hydrogen facilities are scheduled to be in production in 2004;

   o On June 23, 2003, we completed a public offering of an additional 4,600,000 of our common units, including 600,000 units issued upon exercise by the underwriters of an over-allotment option, at a price of $39.35 per unit, less commissions and underwriting expenses. We received net proceeds of $173.3 million for the issuance of these common units and we used the proceeds to reduce the borrowings under our commercial paper program;

   o On June 24, 2003, a non-binding, phase one initial decision was issued by an administrative law judge hearing a Federal Energy Regulatory Commission case on the rates charged by our Pacific operations' interstate portion of its pipelines. The Energy Policy Act of 1992 "grandfathered" most of our Pacific operations' interstate rates, deeming them lawful. However, pursuant to rate challenges made by certain shippers, the administrative law judge recommended that the FERC "ungrandfather" our Pacific operations' interstate rates. If these rates are "ungrandfathered," they could be lowered prospectively and complaining shippers could be entitled to reparations for prior periods. Initial decisions have no force or effect and must be reviewed by the FERC. Furthermore, the FERC is not obliged to follow any of the administrative law judge's findings and can accept or reject this initial decision in whole or in part. Ultimate resolution of phase one and phase two of this matter by the FERC is not expected before early 2005;

   o On July 30, 2003, we experienced a rupture on our Products Pipelines' Pacific operations' Tucson to Phoenix line that carries refined petroleum products from Tucson to Phoenix. Through a combination of increased deliveries on our Los Angeles to Phoenix line and terminal modifications at our Tucson terminal that allowed volumes of Phoenix-grade gasoline to be trucked into Phoenix, we were able to deliver most of the volumes into the Phoenix area which normally would have flowed through the ruptured line. The Tucson to Phoenix line resumed service on August 24, 2003. The impact of the rupture on our results of operations was not material;

   o On August 1, 2003, we received a favorable final order from the FERC approving the rate methodology for shippers on the expansion of our Pacific operations' East Line pipeline. In October 2002, we filed a petition requesting that the FERC address several issues regarding the determination of rates for our proposed $200million East Line expansion project. The East Line is comprised of two parallel pipelines originating in El Paso, Texas, extending to the west and connecting to our products terminal located in Tucson, Arizona. One line continues running northwest and connects to our products terminal located in Phoenix, Arizona. When completed, the expansion will increase capacity on our El Paso to Tucson pipeline by approximately 56% (53,000 barrels per day of refined petroleum products), and on our Tucson to Phoenix pipeline by approximately 80% (44,000 barrels per day of refined petroleum products). As part of this expansion project, replacement of approximately 12 miles of pipeline within the city of Tucson is underway and will be completed by mid-March 2004. The projected start-up for the remainder of the expansion is sometime in the fourth quarter of 2005 or the first quarter of 2006;

   o Effective August 1, 2003, we acquired reversionary interests in the Red Cedar Gas Gathering Company held by the Southern Ute Indian Tribe. Our purchase price was $10.0 million. The 4% reversionary interests were scheduled to take effect September 1, 2004 and September 1, 2009. With the elimination of these reversions, our ownership interest in Red Cedar will remain at 49%;

   o On August 5, 2003, we announced the formation of a joint venture with Nicor, Inc. for the purpose of obtaining shipper commitments for the proposed Advantage Southern Pipeline project. The 392-mile pipeline would originate from the Cheyenne Hub, located in Weld County, Colorado, and terminate near Greensburg, Kansas, where it would interconnect with several major interstate pipeline systems. The pipeline would offer a competitive alternative to shippers at the Cheyenne Hub by providing additional access to natural gas produced in the Rocky Mountain region to meet growing demand in the Midwest. On August 29, 2003, we concluded an open season on the project, which gave interested shippers the opportunity to bid for firm capacity on the proposed natural gas pipeline. As of January 31, 2004, we were working with a number of shippers to remove contingencies, which would then allow this project to go forward;

   o Effective October 1, 2003, we acquired five refined petroleum products terminals in the western United States for approximately $20.0 million from Shell Oil Products U.S. In addition, as part of the transaction, Shell entered into a long-term contract to store refined petroleum products in the terminals. We plan to invest an additional $8.0 million in the facilities in the near term. The terminals are located in Colton and Mission Valley, California; Phoenix and Tucson, Arizona; and Reno, Nevada. Combined, the terminals have 28 storage tanks with total capacity of approximately 700,000 barrels for gasoline, diesel fuel and jet fuel. The terminals also feature automated truck-loading equipment and offer a variety of blending services;

   o On October 9, 2003, following approval from the Federal Energy Regulatory Commission, we announced the start of construction on our $30 million project that involves the construction of pipeline, compression and storage facilities to accommodate an additional six billion cubic feet of natural gas storage capacity at our Kinder Morgan Interstate Gas Transmission LLC's Cheyenne Market Center. This additional capacity has been fully subscribed under 10-year contracts. The Cheyenne Market Center offers firm natural gas storage capabilities that will allow the receipt, storage and subsequent re-delivery of natural gas supplies at applicable points located in the vicinity of the Cheyenne Hub in Weld County, Colorado and our Huntsman storage facility in Cheyenne County, Nebraska. The Cheyenne Market Center is expected to begin service during the summer of 2004;

   o Effective November 1, 2003, we acquired certain assets in the Permian Basin of West Texas from a subsidiary of Marathon Oil Corporation for $231.0 million and the assumption of $28.0 million of liabilities. The assets acquired included Marathon's approximate 42.5% interest in the Yates oil field unit, Marathon's 100% interest in the crude oil gathering system surrounding the Yates field and Marathon's 100% interest in Marathon Carbon Dioxide Transportation Company. Marathon Carbon Dioxide Transportation Company owns a 65% ownership interest in the Pecos Carbon Dioxide Pipeline Company, which owns a 25-mile carbon dioxide pipeline. Adding the acquired interest in the Yates field to the 7.5% ownership interest we previously owned raised our working interest in the Yates field to nearly 50% and allows us to operate the field. One of the largest oil fields ever discovered in the United States, Yates originally held more than five billion barrels of oil, of which approximately 28% has been produced. This field is located approximately 90 miles south of Midland, Texas;

   o Effective November 1, 2003, we acquired the remaining approximate 32% ownership interest in MidTex Gas Storage Company, LLP from an affiliate of NiSource Inc. for $15.8 million and the assumption of $1.7 million of debt. We now own 100% of MidTex Gas Storage Company, LLP, a Texas limited liability partnership that owns two salt dome natural gas storage facilities located in Matagorda County, Texas;

   o On December 3, 2003, we announced that we had acquired a 172 mile segment of a 24-inch diameter Texas crude oil pipeline from Teppco Crude Pipeline, L.P. and expect to convert it from carrying crude oil to natural gas. We will spend approximately $30.0 million to acquire the intrastate pipeline, prepare it for natural gas transportation service and build an additional five mile pipeline lateral. Approximately $23.3 million of our total spending will be made to convert to natural gas service the 135 mile pipeline segment which extends from an intersection with our Kinder Morgan Texas Pipeline system just west of Katy, Texas to the west side of Austin, Texas. When completed, the pipeline will provide approximately 170 dekatherms per day of natural gas to the Austin market. In addition, Austin Energy, Austin's city-owned electric utility, has entered into a long-term contract for firm transportation and storage services, primarily to provide gas supply to its Sand Hill power plant. Texas Gas Service, Austin's local natural gas distribution company, has also signed a long-term contract to support the project. We expect to begin gas service on the pipeline by the middle of 2004;

   o Effective December 11, 2003, we acquired seven refined petroleum products terminals in the southeastern United States from ConocoPhillips Company and Phillips Pipe Line Company. Our purchase price was approximately $15.1 million, consisting of approximately $14.0 million in cash and $1.1 million in assumed liabilities. The terminals are located in Charlotte and Selma, North Carolina; Augusta and Spartanburg, South Carolina; Albany and Doraville, Georgia; and Birmingham, Alabama. We will fully own and operate all of these terminals except for the facility in Doraville, Georgia, where our ownership interest will be 30% and the facility will be operated by Citgo. Combined, the terminals have 35 storage tanks with total capacity of approximately 1.15 million barrels for gasoline, diesel fuel and jet fuel. The facilities feature automated truck-loading equipment and offer a variety of blending and additive-injection services. In addition, as part of the transaction, ConocoPhillips entered into a long-term contract to use the terminals;

   o On December 16, 2003, we announced that we expect to declare cash distributions of $2.84 per unit for 2004, an 8% increase over our cash distributions of $2.63 per unit for 2003. This expectation included contributions from assets owned by us as of the announcement data and did not include any projected benefits from unidentified acquisitions;

   o In December 2003, we completed the acquisition of two terminals in Tampa, Florida for an aggregate consideration of approximately $29.5 million, consisting of $26.0 million in cash and $3.5 million in assumed liabilities. The principal purchase was a marine terminal acquired from a subsidiary of IMC Global, Inc. We also entered into a long-term agreement with IMC to enable it to be the primary user of the facility, which we will operate and refer to as the Kinder Morgan Tampaplex terminal. We closed on this portion of the transaction on December 23, 2003. The terminal sits on a 114-acre site, and serves as a storage and receipt point for imported ammonia, as well as an export location for dry bulk products, including fertilizer and animal feed. The second facility includes assets from the former Nitram, Inc. bulk terminal, which we plan to use as an inland bulk storage warehouse facility for overflow cargoes from our Port Sutton import terminal, also located in Tampa. We closed on the Nitram portion of the transaction on December 10, 2003;

   o During 2003, we spent $577.0 million for additions to our property, plant and equipment, including both expansion and maintenance projects. Our capital expenditures included the following:

     o $272.2 million in our CO2 segment, mostly related to additional infrastructure, including wells, injection and compression facilities, to support the expanding carbon dioxide flooding operations at the SACROC oil field unit;

     o $108.4 million in our Terminals segment, mostly related to expansions at our liquid terminal facilities located in Carteret and Perth Amboy, New Jersey and Pasadena and Galena Park, Texas, as well as other smaller projects;

     o $101.7 million in our Natural Gas Pipelines segment, mostly related to completing the construction and start up of our Mier-Monterrey Pipeline and to the expansion at the Cheyenne Market Center, both described above; and

     o $94.7 million in our Products Pipelines segment, mostly related to infrastructure modifications at many of our California terminals so that our shippers can blend ethanol, expansions to our North System pipeline and a storage expansion project at our combined Carson/Los Angeles Harbor terminal system in the state of California;

   o On February 3, 2004, we announced that we had priced a public offering of 5,300,000 of our common units at a price of $46.80 per unit, less commissions and underwriting expenses. We also granted to the underwriters an option to purchase up to 795,000 additional common units to cover over-allotments. On February 9, 2004, 5,300,000 common units were issued. We received net proceeds of $237.8 million for the issuance of these common units and we used the proceeds to reduce the borrowings under our commercial paper program; and

   o On February 4, 2004, we announced that we had reached an agreement with Exxon Mobil Corporation to purchase seven refined petroleum products terminals in the southeastern United States. The terminals are located in Collins, Mississippi, Knoxville, Tennessee, Charlotte and Greensboro North Carolina, and Richmond, Roanoke and Newington, Virginia. Combined, the terminals have a total storage capacity of approximately 3.2 million barrels for gasoline, diesel fuel and jet fuel. As part of the transaction, Exxon Mobil has entered into a long-term contract to store products in the terminals. The acquisition enhances our terminal operations in the Southeast and complements our December 2003 acquisition of seven products terminals from ConocoPhillips Company and Phillips Pipe Line Company. The acquired operations will be included as part of our Products Pipelines business segment.


(b) Financial Information about Segments

   For financial information on our four reportable business segments, see Note 15 to our Consolidated Financial Statements.

(c) Narrative Description of Business

Products Pipelines

   Our Products Pipelines segment consists of refined petroleum products and natural gas liquids pipelines, related terminals and transmix processing facilities, including:

   o our Pacific operations, which include interstate common carrier pipelines regulated by the Federal Energy Regulatory Commission, intrastate pipelines in California regulated by the California Public Utilities Commission and certain non rate-regulated operations and terminal facilities. Specifically, our Pacific operations include:

        o our SFPP, L.P. operations, comprised of approximately 2,800 miles of pipelines that transport refined petroleum products to some of the fastest growing population centers in the United States, including Southern California; the San Francisco Bay Area; Las Vegas, Nevada (through our CALNEV pipeline) and Phoenix and Tucson, Arizona, and 13 truck-loading terminals with an aggregate usable tankage capacity of approximately 9.9 million barrels;

        o our CALNEV pipeline operations, comprised of approximately 550-miles of pipelines that transport refined petroleum products from Colton, California to the growing Las Vegas, Nevada market, McCarran International Airport in Las Vegas, Nevada, and refined petroleum products terminals located in Barstow, California and Las Vegas, Nevada; and

        o our West Coast terminals operations, which are comprised of seven terminal facilities on the West Coast that transload and store refined petroleum products;

   o our Central Florida Pipeline, two pipelines that total 195-miles and transport refined petroleum products from Tampa to the Orlando, Florida market and two refined petroleum products terminals at Tampa and Orlando, Florida;

   o our North System, a 1,600-mile pipeline that transports natural gas liquids in both directions between south central Kansas and the Chicago area and various intermediate points, including eight terminals, and our 50% interest in the Heartland Pipeline Company, which ships refined petroleum products in the Midwest;

   o our 51% interest in Plantation Pipe Line Company, which owns the 3,100-mile Plantation pipeline system that transports refined petroleum products throughout the southeastern United States, serving major metropolitan areas including Birmingham, Alabama; Atlanta, Georgia; Charlotte, North Carolina; and the Washington, D.C. area;

   o our newly-formed Kinder Morgan Southeast Terminals, currently consisting of seven refined petroleum products terminals acquired in December 2003 from ConocoPhillips and Phillips Pipe Line Company;

   o our 44.8% interest in the Cochin Pipeline system, a 1,900-mile pipeline transporting natural gas liquids and traversing Canada and the United States from Fort Saskatchewan, Alberta to Sarnia, Ontario, including five terminals;

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

   Pacific Operations

   Our Pacific operations' pipelines are split into a South Region and a North Region. Combined, the two regions consist of seven pipeline segments that serve six western states with approximately 3,300 miles of refined petroleum products pipeline and related terminal facilities.

   Refined petroleum products and related uses are:

         Product                Use
         -------        ----------------------
         Gasoline       Transportation
         Diesel fuel    Transportation  (auto, rail,  marine),  agricultural,
                        industrial and commercial
         Jet fuel       Commercial and military air transportation

   Our Pacific operations transport over 1.1 million barrels per day of refined petroleum products, providing pipeline service to approximately 39 customer-owned terminals, eight commercial airports and 15 military bases. For 2003, the three main product types transported were gasoline (62%), diesel fuel (22%) and jet fuel (16%). Our Pacific operations also include 15 truck-loading terminals (13 on SFPP, L.P. and two on CALNEV).

   Our Pacific operations provide refined petroleum products to some of the fastest growing population centers in the United States, including California; Las Vegas and Reno, Nevada; and the Phoenix, Arizona region. Pipeline transportation of gasoline and jet fuel generally has a direct correlation with demographic patterns. We believe that the population growth associated with the markets served by our Pacific operations will continue in the foreseeable future.

   South Region. Our Pacific operations' South Region consists of four pipeline segments:

   o West Line;

   o East Line;

   o San Diego Line; and

   o CALNEV Line.

   The West Line consists of approximately 660 miles of primary pipeline and currently transports products for 38 shippers from six refineries and three pipeline terminals in the Los Angeles Basin to Phoenix and Tucson, Arizona and various intermediate commercial and military delivery points. Product for the West Line can also come from foreign and domestic sources through the Los Angeles and Long Beach port complexes and the three pipeline terminals. A significant portion of West Line volumes is transported to Colton, California for local distribution and for delivery to our CALNEV Pipeline. The West Line serves our terminals located in Colton and Imperial, California as well as in Phoenix and Tucson, Arizona.

   The East Line is comprised of two parallel 8-inch diameter and 12-inch diameter pipelines originating in El Paso, Texas and continuing approximately 300 miles west to our Tucson terminal and one line continuing northwest approximately 130 miles from Tucson to Phoenix. All products received by the East Line at El Paso come from a refinery in El Paso or are delivered through connections with non-affiliated pipelines from refineries in Texas and New Mexico. The East Line serves our terminals located in Phoenix and Tucson as well as various intermediate commercial and military delivery points. We have embarked on a major expansion of this pipeline system. The expansion consists of replacing 160 miles of 8-inch diameter pipe between El Paso and Tucson and 84 miles of 8-inch diameter pipe between Tucson and Phoenix, with 16-inch and 12-inch diameter pipe, respectively.

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

   The CALNEV Line consists of two parallel 248-mile, 14-inch and 8-inch diameter pipelines from our facilities at Colton, California to Las Vegas, Nevada. It also includes approximately 55 miles of pipeline serving Edwards Air Force Base. CALNEV originates at Colton, California and serves two CALNEV terminals at Barstow, California and Las Vegas, Nevada. The CALNEV pipeline also serves McCarran International Airport, Edwards Air Force Base and Nellis Air Force Base, as well as certain smaller delivery points, including the Burlington Northern Santa Fe and Union Pacific railroad yards.

   North Region. Our Pacific operations' North Region consists of three pipeline segments:

   o the North Line;

   o the Bakersfield Line; and

   o the Oregon Line.

   The North Line consists of approximately 820 miles of trunk pipeline in five segments originating in Richmond and Concord, California. This line serves our terminals located in Brisbane, Sacramento, Chico, Fresno and San Jose, California, and Reno, Nevada. The products delivered through the North Line come from refineries in the San Francisco Bay Area and from various pipeline and marine terminals that deliver products from foreign and domestic ports. The 14-inch diameter pipeline between Concord and Sacramento is currently being replaced with a 20-inch diameter pipeline, expected to be in service by the end of the fourth quarter of 2004.

   The Bakersfield Line is a 100-mile, 8-inch diameter pipeline serving Fresno, California. A refinery located in Bakersfield, California, which supplies substantially all of the products shipped through the Bakersfield Line, has announced that it will cease operations by the end of 2004. We are currently evaluating the effects of this closure on our Pacific operations in the San Joaquin Valley; however, we expect the effect to be relatively neutral to the overall operating results of our Pacific operations' pipelines.

   The Oregon Line is a 114-mile pipeline serving 11 shippers. Our Oregon Line receives products from marine terminals in Portland, Oregon and from Olympic Pipeline. Olympic Pipeline is a non-affiliated pipeline that transports products from the Puget Sound, Washington area to Portland. From its origination point in Portland, the Oregon Line extends south and serves our terminal located in Eugene, Oregon.

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

   The Carson terminal and the connected Los Angeles Harbor terminal are strategically located near the many refineries in the Los Angeles Basin. The combined Carson/LA Harbor system is connected to numerous other pipelines and facilities throughout the Los Angeles area, which gives the system significant flexibility and allows customers to quickly respond to market conditions. Storage at the Carson facility is primarily arranged via term contracts with customers, ranging from one to five years. Term contracts represent 56% of total revenues at the facility.

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

   The Harbor Island terminal is located in Seattle, Washington. The facility is supplied via pipeline and barge from northern Washington-state refineries, allowing customers to distribute fuels economically to the greater Seattle-area market by truck. The terminal is the largest marine fuel oil storage facility in Puget Sound and also has a multi-component, in-line blending system for providing customized bunker fuels to the marine industry.

   Truck-Loading Terminals. Our Pacific operations include 15 truck-loading terminals (13 on SFPP, L.P. and two on CALNEV) with an aggregate usable tankage capacity of approximately ten million barrels. The truck terminals are located at most destination points on each of our Pacific operations' pipelines as well as some intermediate points along each pipeline. The simultaneous truck-loading capacity of each terminal ranges from two to 12 trucks. We provide the following services at these terminals:

   o short-term product storage;

   o truck-loading;

   o vapor handling;

   o deposit control additive injection;

   o dye injection;

   o oxygenate blending; and

   o quality control.

   The capacity of terminaling facilities varies throughout our Pacific operations. We charge a separate fee (in addition to pipeline tariffs) for these additional terminaling services. These fees are not regulated except for the fees at the CALNEV terminals. At certain locations, we make product deliveries to facilities owned by shippers or independent terminal operators.

   Markets. Currently our Pacific operations' pipeline system serves approximately 68 shippers in the refined products market, with the largest customers consisting of:

   o major petroleum companies;

   o independent refiners;

   o the United States military; and

   o independent marketers and distributors of refined petroleum products.

   A substantial portion of the product volume transported is gasoline. Demand for gasoline depends on such factors as prevailing economic conditions, vehicular use patterns and demographic changes in the markets served. If current trends continue, we expect the majority of our Pacific operations' markets to maintain growth rates that will exceed the national average for the foreseeable future.

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

   California mandated the elimination of MTBE (methyl tertiary-butyl ether) from gasoline by January 1, 2004. Since this date, MTBE-blended gasoline has been replaced by ethanol-blended gasoline. Since ethanol cannot be shipped by pipeline, we are realizing a downward adjustment in gasoline delivery volumes in California; however, our overall revenues are not expected to be adversely impacted as we charge a fee to blend ethanol at our terminals.

   Supply. The majority of refined products supplied to our Pacific operations' pipeline system come from the major refining centers around Los Angeles, San Francisco and Puget Sound, as well as waterborne terminals located near these refining centers.

   Competition. The most significant competitors of our Pacific operations' pipeline system are proprietary pipelines owned and operated by major oil companies in the area where our pipeline system delivers products as well as refineries with related trucking arrangements within our market areas. We believe that high capital costs, tariff regulation and environmental permitting considerations make it unlikely that a competing pipeline system comparable in size and scope to our Pacific operations will be built in the foreseeable future. However, the possibility of pipelines being constructed to serve specific markets is a continuing competitive factor.

   The use of trucks for product distribution from either shipper-owned proprietary terminals or from their refining centers remains a competitive threat for short haul movements by pipeline. The mandated elimination of MTBE and required substitution of ethanol in California gasoline resulted in at least a temporary increase in trucking distribution from shipper owned terminals. We cannot predict with any certainty whether the use of short haul trucking will decrease or increase in the future.

   Longhorn Partners Pipeline is a joint venture pipeline project that is expected to begin transporting refined products from refineries on the Gulf Coast to El Paso and other destinations in Texas in 2004. Increased product supply in the El Paso area could result in some shift of volumes transported into Arizona from our West Line to our East Line. Increased movements into the Arizona market from El Paso would currently displace higher tariff volumes supplied from Los Angeles on our West Line. However, our East Line is currently running at full capacity and we have plans to increase East Line capacity to meet market demand. The planned capacity increase will require significant investment which should, under the FERC cost of service methodology, result in a more balanced tariff between our East and West Lines. Such shift of supply sourcing has not had, and is not expected to have, a material effect on our operating results.

   Terminals owned by our Pacific operations also compete with terminals owned by our shippers and by third party terminal operators in numerous locations. Competing terminals are located in Reno, Sacramento, San Jose, Stockton, Colton, Mission Valley, and San Diego, California and Phoenix and Tucson, Arizona and Las Vegas, Nevada.

   Competitors of the Carson terminal in the refined products market include Shell Oil Products U.S. and BP (formerly Arco Terminal Services Company). In the crude/black oil market, competitors include Pacific Energy, Wilmington Liquid Bulk Terminals (Vopak) and BP. Competitors to Gaffey Street include ST Services, Chemoil and Wilmington Liquid Bulk Terminals (Vopak). Competition to the Richmond terminal's chemical business comes primarily from IMTT. Competitors to our Linnton and Willbridge terminals include ST Services, ChevronTexaco and Shell Oil Products U.S. Our Harbor Island terminal competes primarily with nearby terminals owned by Shell Oil Products U.S. and ConocoPhillips.

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

   The Central Florida pipeline system consists of a 110-mile, 16-inch diameter pipeline that transports gasoline and an 85-mile, 10-inch diameter pipeline that transports diesel fuel and jet fuel from Tampa to Orlando, with an intermediate delivery point on the 10-inch pipeline at Intercession City, Florida. In addition to being connected to our Tampa terminal, the pipeline system is connected to terminals owned and operated by TransMontaigne, Citgo, BP, and Marathon Ashland Petroleum. The 10-inch diameter pipeline is connected to our Taft terminal and is also the sole pipeline supplying jet fuel to the Orlando International Airport in Orlando, Florida. In 2003, the pipeline transported approximately 96,000 barrels per day of refined products, with the product mix being approximately 68% gasoline, 14% diesel fuel, and 18% jet fuel.

   Markets. The estimated total refined petroleum product demand in the State of Florida is approximately 785,000 barrels per day. Gasoline is, by far, the largest component of that demand at approximately 500,000 barrels per day. The total refined petroleum products demand for the Central Florida region of the state, which includes the Tampa and Orlando markets, is estimated to be 335,000 barrels per day, or approximately 43% of the consumption of refined products in the state. Our market share is approximately 120,000 barrels per day, or approximately 36% of the Central Florida market. The balance of the market is supplied primarily by trucking firms and marine transportation firms. Most of the jet fuel used at Orlando International Airport is moved through our Tampa terminal and the Central Florida pipeline system. The market in Central Florida is seasonal, with demand peaks inMarch and April during spring break and again in the summer vacation season, and is also heavily influenced by tourism, with Disney World and other amusement parks located in Orlando.

   Supply. The vast majority of refined petroleum products consumed in Florida is supplied via marine vessels from major refining centers in the gulf coast of Louisiana and Mississippi and refineries in the Caribbean basin. A lesser amount of refined products is being supplied by refineries in Alabama and by Texas Gulf Coast refineries via marine vessels and through pipeline networks that extend to Bainbridge, Georgia. The supply into Florida is generally transported by ocean-going vessels to the larger metropolitan ports, such as Tampa, Port Everglades near Miami, and Jacksonville. Individual markets are then supplied from terminals at these ports and other smaller ports, predominately by trucks, except the Central Florida region, which is served by a combination of trucks and pipelines.

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

   With respect to the Central Florida pipeline system, the most significant competitors are trucking firms and marine transportation firms. Trucking transportation is more competitive in serving markets west of Orlando that are a relatively short haul from Tampa, and with respect to markets east of Orlando, our competition comes from trucks loading at marine terminals on the east coast of Florida. We are utilizing tariff incentives to attract volumes to the pipeline that might otherwise enter the Orlando market area by truck from Tampa or by marine vessel into Cape Canaveral.

   Federal regulation of marine vessels, including the requirement, under the Jones Act, that United States-flagged vessels contain double-hulls, is a significant factor in reducing the fleet of vessels available to transport refined petroleum products. Marine vessel owners are phasing in the requirement based on the age of the vessel and some older vessels are being redeployed into use in other jurisdictions rather than being retrofitted with a double-hull for use in the United States. We believe it is unlikely that a new pipeline system comparable in size and scope to our Central Florida Pipeline operations will be constructed, due to the high cost of pipeline construction and environmental and right-of-way permitting in Florida. However, the possibility of such a pipeline being built is a continuing competitive factor.

   North System

   Our North System is an approximate 1,600-mile interstate common carrier pipeline used to deliver natural gas liquids and refined petroleum products. Additionally, we include our 50% ownership interest in Heartland Pipeline Company as part of our North System operations. ConocoPhillips owns the remaining 50% of Heartland Pipeline Company.

   Natural gas liquids are typically extracted from natural gas in liquid form under low temperature and high pressure conditions. Natural gas liquids products and related uses are as follows:

           Product                         Use
         Propane                 Residential heating, industrial and agricul-
                                 tural uses, petrochemical feedstock
         Isobutane               Further processing
         Natural gasoline        Further processing or blending into gasoline
                                 motor fuel
         Ethane/Propane Mix      Feedstock for petrochemical plants or peak-
                                 shaving facilities
         Normal butane           Feedstock for  petrochemical plants or blending
                                 into gasoline motor fuel

   Our North System extends from south central Kansas to the Chicago area. South central Kansas is a major hub for producing, gathering, storing, fractionating and transporting natural gas liquids. Our North System's primary pipelines are comprised of approximately 1,400 miles of 8-inch and 10-inch diameter pipelines and include:

   o two pipelines that originate at Bushton, Kansas and continue to a major storage and terminal area in Des Moines, Iowa;

   o a third pipeline, that extends from Bushton to the Kansas City, Missouri area; and

   o a fourth pipeline that extends from Des Moines to the Chicago area.

   Through interconnections with other major liquids pipelines, our North System's pipeline system connects mid-continent producing areas to markets in the Midwest and eastern United States. We also have defined sole carrier rights to use capacity on an extensive pipeline system owned by Magellan Midstream Partners, L.P. that interconnects with our North System. This capacity lease agreement requires us to pay $2.1 million per year, is in place until February 2013 and contains a five-year renewal option. In addition to our capacity lease agreement with Magellan, we also have a reversal agreement with Magellan to help provide for the transport of summer-time surplus butanes from Chicago area refineries to storage facilities at Bushton. We have an annual minimum joint tariff commitment of $0.6 million to Magellan for this agreement.

   Our North System has approximately 5.6 million barrels of storage capacity, which includes caverns, steel tanks, pipeline line-fill and leased storage capacity. This storage capacity provides operating efficiencies and flexibility in meeting seasonal demands of shippers and provides propane storage for our truck-loading terminals.

   The Heartland pipeline system, which was completed in 1990, comprises one of our North System's main line sections that originate at Bushton, Kansas and terminates at a storage and terminal area in Des Moines, Iowa. We operate the Heartland pipeline, and ConocoPhillips operates Heartland's Des Moines, Iowa terminal and serves as the managing partner of Heartland. In 2000, Heartland leased to ConocoPhillips Inc. 100% of the Heartland terminal capacity at Des Moines, Iowa for $1.0 million per year on a year-to-year basis. The Heartland pipeline lease fee, payable to us for reserved pipeline capacity, is paid monthly, with an annual adjustment. The 2004 lease fee will be approximately $1.1 million.

   In addition, our North System has seven propane truck-loading terminals at various points in three states along the pipeline system and one multi-product complex at Morris, Illinois, in the Chicago area. Propane, normal butane and natural gasoline can be loaded at our Morris terminal.

   Markets. Our North System currently serves approximately 50 shippers in the upper Midwest market, including both users and wholesale marketers of natural gas liquids. These shippers include all three major refineries in the Chicago area. Wholesale marketers of natural gas liquids primarily make direct large volume sales to major end-users, such as propane marketers, refineries, petrochemical plants and industrial concerns. Market demand for natural gas liquids varies in respect to the different end uses to which natural gas liquids products may be applied. Demand for transportation services is influenced not only by demand for natural gas liquids but also by the available supply of natural gas liquids. Heartland provides transportation of refined petroleum products from refineries in the Kansas and Oklahoma areas to a BP terminal in Council Bluffs, Iowa, a ConocoPhillips terminal in Lincoln, Nebraska and Heartland's Des Moines terminal. The demand for, and supply of, refined petroleum products in the geographic regions served by the Heartland pipeline system directly affect the volume of refined petroleum products transported by Heartland.

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

   Competition. Our North System competes with other natural gas liquids pipelines and to a lesser extent with rail carriers. In most cases, established pipelines are the lowest cost alternative for the transportation of natural gas liquids and refined petroleum products. Consequently, pipelines owned and operated by others represent our primary competition. With respect to the Chicago market, our North System competes with other natural gas liquids pipelines that deliver into the area and with rail car deliveries primarily from Canada. Other Midwest pipelines and area refineries compete with our North System for propane terminal deliveries. Our North System also competes indirectly with pipelines that deliver product to markets that our North System does not serve, such as the Gulf Coast market area. Heartland competes with other refined petroleum product carriers in the geographic market served. Heartland's principal competitor is Magellan Midstream Partners, L.P.

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

   For the year 2003, Plantation delivered 612,451 barrels per day, a 3.9% reduction from a record high in 2002. These delivered volumes were comprised of gasoline (65%), diesel/heating oil (22%) and jet fuel (13%). The decline in volume in 2003 compared to 2002 was primarily attributable to several unusual events. First, three refineries in the State of Louisiana, ExxonMobil (Baton Rouge), Marathon Ashland (Garyville), and Placid (Port Allen), experienced extended refinery outages during February and March. Secondly, Chevron's refinery in Pascagoula, Mississippi experienced an extended outage from February into April. Finally, Murphy's refinery in Meraux, Louisiana experienced a major fire in June and was down until November. Another factor affecting Plantation was the implementation of a more stringent sulfur specification for the Atlanta gasoline market. Due to limited availability of this grade of gasoline from Plantation source refineries, much of this gasoline into the Atlanta market was supplied from Colonial Pipeline.

   Plantation is expecting a 1.8% improvement in overall volumes during 2004. It is anticipated that this growth will primarily be driven by an improving economy and a significantly reduced level of refinery outages.

   Markets. Plantation ships products for approximately 40 companies to terminals throughout the southeastern United States. Plantation's principal customers are Gulf Coast refining and marketing companies, fuel wholesalers, and the United States Department of Defense. Plantation's top six shippers represent slightly over 80% of total system volumes.

   The eight states in which Plantation operates represent a collective pipeline demand of approximately 2.0 million barrels per day of refined products. Plantation currently has direct access to about 1.5 million barrels per day of this overall market. The remaining 0.5 million barrels per day of demand lies in markets (e.g. Nashville, Tennessee; North Augusta, South Carolina; Bainbridge, Georgia; and Selma, North Carolina) currently served by Colonial Pipeline Company. These markets represent potential growth opportunities for the Plantation system.

   In addition, Plantation delivers jet fuel to the Atlanta, Georgia; Charlotte, North Carolina; and Washington, D.C. airports (Ronald Reagan National and Dulles). Combined jet fuel shipments to these four major airports increased 0.1% (led by an 18.6% increase in shipments to Ronald Reagan National) in 2003. Jet fuel demand at Atlanta and Dulles was negatively impacted due to continued weak international travel. An improving domestic economy should help improve jet fuel demand in 2004.

   Supply. Products shipped on Plantation originate at various Gulf Coast refineries from which major integrated oil companies and independent refineries and wholesalers ship refined petroleum products. Plantation is directly connected to and supplied by a total of nine major refineries representing over two million barrels per day of refining capacity.

   Competition. Plantation competes primarily with the Colonial pipeline system, which also runs from Gulf Coast refineries throughout the southeastern United States and extends into the northeastern states.

   Kinder Morgan Southeast Terminals LLC

   Kinder Morgan Southeast Terminals LLC, a wholly-owned subsidiary referred to herein as KMST, was formed in 2003 for the purpose of acquiring and operating high-quality liquid petroleum products terminals located primarily along the Plantation/Colonial pipeline corridor in the Southeastern United States. Terminals acquired and operated by KMST will be independent with no affiliation to major oil companies or marketers.

   On December 11, 2003, KMST acquired seven petroleum products terminals from ConocoPhillips and Phillips Pipe Line for an aggregate consideration of approximately $15.1 million, consisting of approximately $14.1 million in cash and $1.0 million in assumed liabilities. These seven terminals contain approximately 1.15 million barrels of storage capacity. The terminals are located in the following markets: Selma, North Carolina; Charlotte, North Carolina; Spartanburg, South Carolina; North Augusta, South Carolina; Doraville, Georgia; Albany, Georgia; and Birmingham, Alabama. ConocoPhillips has entered into a long-term contract to use the terminals. All seven terminals are served by Colonial Pipeline and three are also connected to Plantation.

   KMST has also recently reached agreement with ExxonMobil to purchase seven of its refined petroleum products terminals at the following locations: Newington, Virginia; Richmond, Virginia; Roanoke, Virginia; Greensboro, North Carolina; Charlotte, North Carolina; Knoxville, Tennessee; and Collins, Mississippi. The terminals have a combined storage capacity of approximately 3.2 million barrels for gasoline, jet fuel and diesel fuel. ExxonMobil has entered into a long-term contract to use the terminals. This transaction is expected to close during March 2004. All seven of these terminals are served by Plantation and two are also connected to Colonial.

   Markets. KMST acquisition and marketing activities will be focused on the Southeastern United States from Mississippi through Virginia, including Tennessee. The primary marketing activity will involve receipt of petroleum products from common carrier pipelines, short-term storage in terminal tankage, and subsequent loading onto tank trucks. With the close of the ExxonMobil acquisition, KMST will have a physical presence in markets representing over 75% of the pipeline-supplied demand in the Southeast. KMST will offer a competitive alternative to marketers seeking a relationship with a truly independent truck terminal service provider.

   Supply. Product supply will be predominately from either Plantation, Colonial, or both. To the maximum extent practicable, connectivity to both Plantation and Colonial will be sought.

   Competition. There are relatively few independent terminal operators in the Southeast. Most of the refined product terminals in this region are owned by large oil companies (BP, Motiva, Citgo, Marathon Ashland, and Chevron) who use these assets to support their own proprietary market demands as well as product exchange activity. These oil companies are not generally seeking third party throughput customers. Magellan Midstream Partners (formerly Williams Energy Partners) and TransMontaigne Product Services represent the only two significant independent terminal operators in this region.

   Cochin Pipeline System

   We own 44.8% of the Cochin pipeline system, an approximate 1,900-mile, 12-inch diameter multi-product pipeline operating between Fort Saskatchewan, Alberta and Sarnia, Ontario.

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

   Supply. Injection into the system can occur from:

   o BP, EnerPro or Dow fractionation facilities at Fort Saskatchewan, Alberta;

   o Provident Energy storage at five points within the provinces of Canada; or

   o the Enterprise West Junction, in Minnesota.

   Competition. The pipeline competes with railcars and Enbridge Energy Partners for natural gas liquids longhaul business from Fort Saskatchewan, Alberta and Windsor, Ontario. The pipeline's primary competition in the Chicago natural gas liquids market comes from the combination of the Alliance pipeline system, which brings unprocessed gas into the United States from Canada, and from Aux Sable, which processes and markets the natural gas liquids in the Chicago market.

   Cypress Pipeline

   Our Cypress pipeline is an interstate common carrier pipeline system originating at storage facilities in Mont Belvieu, Texas and extending 104 miles east to the Lake Charles, Louisiana area. Mont Belvieu, located approximately 20 miles east of Houston, is the largest hub for natural gas liquids gathering, transportation, fractionation and storage in the United States.

   Markets. The pipeline was built to service Westlake Petrochemicals Corporation in the Lake Charles, Louisiana area under a 20-year ship-or-pay agreement that expires in 2011. The contract requires a minimum volume of 30,000 barrels per day.

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

   Competition. The pipeline's primary competition into the Lake Charles market comes from Louisiana onshore and offshore natural gas liquids.

   Transmix Operations

   Our transmix operations consist of transmix processing facilities located in Richmond, Virginia; Dorsey Junction, Maryland; Indianola, Pennsylvania; Wood River, Illinois; and Colton, California.

   Transmix occurs when dissimilar refined petroleum products are co-mingled in the pipeline transportation process. Different products are pushed through the pipelines abutting each other, and the area where different products mix is called transmix. At our transmix processing facilities, we process and separate pipeline transmix into pipeline-quality gasoline and light distillate products. Transmix processing is performed for Duke Energy Merchants on a "for fee" basis pursuant to a long-term contract expiring in 2010, and for Colonial Pipeline Company at Dorsey Junction, Maryland.

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

   Our Dorsey Junction processing facility is located within Colonial's Dorsey Junction terminal facility. The 5,000-plus barrel per day processing unit began operations in February 1998. It operates 24 hours a day, 7 days a week providing dedicated transmix separation service for Colonial.

   Our Indianola processing facility is located near Pittsburgh, Pennsylvania and is accessible by truck, barge and pipeline. It primarily processes transmix from Buckeye, Colonial, Sun and Teppco pipelines. It has capacity to process 12,000 barrels of transmix per day and operates 24 hours per day, 7 days a week. The facility is comprised of a 500,000-barrel tank farm, a quality control laboratory, a truck-loading rack and a processing unit. The facility can ship output via the Buckeye pipeline as well as by truck.

   Our Wood River processing facility was constructed in 1993 on property owned by ConocoPhillips and is accessible by truck, barge and pipeline. It primarily processes transmix from both Explorer and ConocoPhillips pipelines. It has capacity to process 5,000 barrels of transmix per day. Located on approximately three acres leased from ConocoPhillips, the facility consists of one processing unit. Supporting terminal capability is provided through leased tanks in adjacent terminals.

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

   Supply. Transmix generated by Colonial, Plantation, Sun, Teppco, Explorer and our Pacific operations provide the vast majority of our supply. These suppliers are committed to our transmix facilities by long-term contracts. Individual shippers and terminal operators provide additional supply. Duke Energy Merchants is responsible for acquiring transmix supply at all facilities other than at the Dorsey Junction facility, which is supplied by Colonial Pipeline Company.

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

Natural Gas Pipelines

   Our Natural Gas Pipelines segment, which contains both interstate and intrastate pipelines, consists of natural gas transportation, storage, gathering, processing, treating and matched purchases/sales. Within this segment, we own over 13,400 miles of natural gas pipelines and associated storage and supply lines that are strategically located at the center of the North American pipeline grid. Our transportation network provides access to the major gas supply areas in the western United States, Texas and the Midwest, as well as major consumer markets. Our Natural Gas Pipeline assets include the following:

   o our Texas intrastate natural gas pipeline group, which consists of approximately 5,800 miles of intrastate natural gas pipeline with a peak transport capacity of approximately five billion cubic feet per day of natural gas and approximately 120 billion cubic feet of natural gas storage capacity (including the West Clear Lake natural gas storage facility located in Harris County, Texas, which is committed under a long term contract to Coral Energy as part of our Kinder Morgan Tejas acquisition). Our intrastate natural gas pipeline group operates primarily along the Texas Gulf Coast and includes the following four pipeline systems: Kinder Morgan Texas Pipeline, Kinder Morgan Tejas, Mier-Monterrey Mexico Pipeline, and the North Texas Pipeline;

   o our two Rocky Mountain interstate natural gas pipeline systems: Kinder Morgan Interstate Gas Transmission LLC and Trailblazer Pipeline Company. KMIGT owns a 6,100-mile natural gas pipeline system, including the Pony Express pipeline system, that extends from northwestern Wyoming east into Nebraska and Missouri and south through Colorado and Kansas. Our Trailblazer pipeline is a 436-mile pipeline that transports natural gas from Colorado to Beatrice, Nebraska;

   o our Casper and Douglas natural gas gathering systems, which are comprised of approximately 1,560 miles of natural gas gathering pipelines and two facilities in Wyoming capable of processing 210 million cubic feet of natural gas per day;

   o our 49% interest in the Red Cedar Gathering Company, which gathers natural gas in La Plata County, Colorado and owns and operates two carbon dioxide processing plants;

   o our 50% interest in Coyote Gas Treating, LLC, which owns a 250 million cubic feet per day natural gas treating facility in La Plata County, Colorado; and

   o our 25% interest in Thunder Creek Gas Services, LLC, which gathers, transports and processes methane gas from coal beds in the Powder River Basin of Wyoming.

   Texas Intrastate Pipeline Group

   As described above, our Texas intrastate natural gas pipeline group consists of the following four pipeline systems: Kinder Morgan Texas Pipeline, Kinder Morgan Tejas, Mier-Monterrey Mexico Pipeline and the North Texas Pipeline.

   Our Kinder Morgan Tejas system was acquired on January 31, 2002 from Intergen, a joint venture owned by affiliates of the Royal Dutch Shell Group of Companies, and Bechtel Enterprises Holding, Inc. The system has become increasingly interconnected with our Kinder Morgan Texas Pipeline system, which was acquired on December 31, 1999 from KMI. These pipelines essentially operate as a single pipeline system, providing customers and suppliers with improved flexibility and reliability. The combined assets include over 5,800 miles of pipeline with a peak transport capacity of approximately five billion cubic feet per day of natural gas and approximately 120 billion cubic feet of natural gas storage capacity. In addition, the system has the capability to process over one billion cubic feet per day of natural gas for liquids extraction and treat approximately 250 million cubic feet per day of natural gas for carbon dioxide removal.

   Collectively, the system primarily serves the Texas Gulf Coast, transporting, processing and treating gas from multiple onshore and offshore supply sources to serve the Houston/Beaumont/Port Arthur, Texas industrial markets, as well as local gas distribution utilities, electric utilities and merchant power generation markets. It serves as a buyer and seller of natural gas, as well as a transporter of natural gas. The purchases and sales of natural gas are primarily priced with reference to market prices in the consuming region of its system. The difference between the purchase and sale prices is the rough equivalent of a transportation fee.

   Our North Texas Pipeline, a $65 million investment, was completed in August 2002. The system consists of an 86-mile, 30-inch diameter pipeline that transports natural gas from an interconnect with KMI's Natural Gas Pipeline Company of America in Lamar County, Texas to a 1,750-megawatt electric generating facility located in Forney, Texas, 15 miles east of Dallas, Texas. It has the capacity to transport 325,000 dekatherms per day of natural gas and is fully subscribed under a 30 year contract. Our Mier-Monterrey Pipeline, an $89 million investment, was completed in March 2003. The system consists of a 95-mile, 30-inch diameter pipeline that stretches from south Texas to Monterrey, Mexico and can transport up to 375,000 dekatherms per day of natural gas. The pipeline connects to a 1,000-megawatt power plant complex and to the PEMEX natural gas transportation system. We have entered into a 15 year contract with Pemex Gas Y Petroquimica Basica, which has subscribed for all of the pipeline's capacity.

   Markets. Our Texas intrastate natural gas pipeline group's market area consumes over eight billion cubic feet per day of natural gas. Of this amount, we estimate that 75% is industrial demand (including on-site, cogeneration facilities), about 15% is merchant generation demand and the remainder is split between local natural gas distribution and utility power demand. The industrial demand is primarily year-round load. Local natural gas distribution load peaks in the winter months and is complemented by power demand (both merchant and utility generation) which peaks in the summer months. As new merchant gas fired generation has come online and displaced traditional utility generation, we have successfully attached these new generation facilities to our pipeline systems in order to maintain our share of natural gas supply for power generation.

    Mexico is an increasingly important market. We serve this market through interconnection with the facilities of Pemex at the United States-Mexico border near Arguellas, Mexico and Monterrey, Mexico. Current deliveries through the existing interconnection near Arguellas are approximately 200,000 dekatherms per day of natural gas and deliveries to Monterrey generally range from 200,000 to 300,000 dekatherms per day of natural gas. We primarily provide transport service to these markets on a fee for service basis, including a significant demand component, which is paid regardless of actual throughput. Revenues earned from our activities in Mexico are paid in U.S. dollar equivalent.

   Supply. We purchase our natural gas directly from producers attached to our system in South Texas, East Texas and along the Texas Gulf Coast. We also purchase gas at interconnects with third-party interstate and intrastate pipelines. While our intrastate group does not produce gas, it does maintain an active well connection program in order to offset natural declines in production along its system and to secure supplies for additional demand in its market area. Our intrastate system has access to both onshore and offshore sources of supply, and is well positioned to interconnect with liquefied natural gas projects currently under development by others along the Texas Gulf Coast.

   Gathering, Processing and Treating. Our intrastate natural gas group owns and operates various gathering systems in South and East Texas. These systems aggregate pipeline quality natural gas supplies into our main transmission pipelines, and in certain cases, aggregate natural gas that must be processed or treated at its own facilities or the facilities of others. We own two processing plants: our Texas City Plant in Galveston County, Texas and our Galveston Bay Plant in Chambers County, Texas. Combined, these plants can process 150 million cubic feet per day of natural gas for liquids extraction. In addition, we have contractual rights to process approximately one billion cubic feet per day of natural gas at various third-party owned facilities. We also own and operate four natural gas treating plants that offer carbon dioxide and/or hydrogen sulfide removal. We can treat up to 150 million cubic feet per day of natural gas for carbon dioxide removal at our Fandango Complex in Zapata

County, Texas, 60 million cubic feet per day of natural gas at our M.P. 16 Plant in Webb County, Texas and approximately 40 million cubic feet per day of natural gas at our Thompsonville Facility in Jim Hogg County, Texas. Not all of these plants are currently operating. Economic conditions and gas quality conditions dictate operations. In addition, we own and operate the Indian Rock Plant located in Upshur County, Texas. The plant is capable of treating 45 million cubic feet per day of natural gas for carbon dioxide and/or hydrogen sulfide removal.

   Storage. We own the West Clear Lake natural gas storage facility located in Harris County, Texas. Under a long term contract, Coral Energy Resources, L.P. operates the facility and controls the 96 billion cubic feet of natural gas working capacity, and we provides transportation service into and out of the facility. We lease a salt dome storage facility located near Markham, Texas. The facility consists of two salt dome caverns with approximately 7.5 billion cubic feet of total natural gas storage capacity, over 4.8 billion cubic feet of working natural gas capacity and up to 400 million cubic feet per day of peak deliverability. We also lease salt dome caverns from Dow Hydrocarbon & Resources, Inc. and BP America Production Company in Brazoria County, Texas. The salt dome caverns are referred to as the Stratton Ridge Facilities and have a combined capacity of 11.8 billion cubic feet of natural gas, working natural gas capacity of 5.4 billion cubic feet and a peak day deliverability of up to 400 million cubic feet per day. In addition, we control, through contractual arrangements, another ten billion cubic feet of third-party natural gas storage capacity in the Houston, Texas area and 4.1 billion cubic feet of natural gas storage capacity in the East Texas area.

   Competition. The Texas intrastate natural gas market is highly competitive, with many markets connected to multiple pipeline companies. We compete with interstate and intrastate pipelines, and their shippers, for attachments to new markets and supplies and for transportation, processing and treating services.

   Kinder Morgan Interstate Gas Transmission LLC

   Kinder Morgan Interstate Gas Transmission LLC, referred to herein as KMIGT, owns approximately 5,000 miles of transmission lines in Wyoming, Colorado, Kansas, Missouri and Nebraska. It provides transportation and storage services to KMI affiliates, third-party natural gas distribution utilities and other shippers. Pursuant to transportation agreements and Federal Energy Regulatory Commission tariff provisions, KMIGT offers its customers firm and interruptible transportation and storage services, including no-notice transportation and park and loan services. Under KMIGT's tariffs, firm transportation and storage customers pay reservation fees each month plus a commodity charge based on the actual transported or stored volumes. In contrast, interruptible transportation and storage customers pay a commodity charge based upon actual transported and/or stored volumes. Reservation fees are based upon geographical location (KMIGT does not have seasonal rates) and the distance of the transportation service provided. Under the no-notice service, customers pay a fee for the right to use a combination of firm storage and firm transportation to effect deliveries of natural gas up to a specified volume without making specific nominations.

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

   Markets. Markets served by KMIGT provide a stable customer base with expansion opportunities due to the system's access to growing Rocky Mountain supply sources. Markets served by KMIGT are comprised mainly of local natural gas distribution companies and interconnecting interstate pipelines in the mid-continent area. End-users for the local natural gas distribution companies typically include residential, commercial, industrial and agricultural customers. The pipelines interconnecting with KMIGT in turn deliver gas into multiple markets including some of the largest population centers in the Midwest. Natural gas demand for crop irrigation during the summer from time-to-time exceeds heating season demand and provides KMIGT relatively consistent volumes throughout the year.

   Supply. Approximately 18%, by volume, of KMIGT's firm contracts expire within one year and 26% expire within one to five years. Affiliated entities are responsible for approximately 22% of the total contracted firm transportation and storage capacity on KMIGT's system. Over 98% of the system's firm transport capacity is currently subscribed.

   Competition. KMIGT competes with other interstate and intrastate gas pipelines transporting gas from the supply sources in the Rocky Mountain and Hugoton Basins to mid-continent pipelines and market centers.

   Trailblazer Pipeline Company

   Trailblazer Pipeline Company is an Illinois partnership and its principal business is to transport and redeliver natural gas to others in interstate commerce. It does business in the states of Wyoming, Colorado, Nebraska and Illinois. Natural Gas Pipeline Company of America, a subsidiary of KMI, manages, maintains and operates Trailblazer, for which it is reimbursed at cost. Trailblazer's 436-mile natural gas pipeline system originates at an interconnection with Wyoming Interstate Company Ltd.'s pipeline system near Rockport, Colorado and runs through southeastern Wyoming to a terminus near Beatrice, Nebraska where Trailblazer's pipeline system interconnects with Natural Gas Pipeline Company of America's and Northern Natural Gas Company's pipeline systems.

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

   Markets. Significant growth in Rocky Mountain natural gas supplies has prompted a need for additional pipeline transportation service. Trailblazer has a certificated capacity of 846 million cubic feet per day of natural gas. In May 2002, we completed a fully-subscribed, $48 million expansion project on the Trailblazer system that expanded its transportation capacity by 324,000 dekatherms of natural gas per day. The expansion increased capacity on the pipeline by approximately 60% and provides new firm long-term transportation service. In conjunction with the expansion, the FERC also granted Trailblazer's request to assess incremental rates and fuel for shippers taking capacity related to the expansion facilities.

   Supply. As of December 31, 2003, none of Trailblazer's firm contracts expire before one year and 38%, by volume, expire within one to five years. Affiliated entities hold less than 1% of the total firm transportation capacity. All of the system's firm transport capacity is currently subscribed.

   Competition. While competing pipelines have been announced which would move gas east out of the Rocky Mountains, the main competition that Trailblazer currently faces is that the gas supply in the Rocky Mountain area either stays in the area or is moved west and therefore is not transported on Trailblazer's pipeline. In October 2003, the FERC issued a preliminary determination approving the Cheyenne Plains pipeline project that is being developed by Colorado Interstate Gas Company. This project, which has a proposed in service date of August 2005, would allow for the transportation of 560,000 dekatherms per day of natural gas from Weld County, Colorado to Greensburg, Kansas and is expected to compete with Trailblazer.

   Casper and Douglas Natural Gas Gathering and Processing Systems

   We own and operate our Casper and Douglas natural gas gathering and processing facilities.

   The Douglas gathering system is comprised of approximately 1,500 miles of 4-inch to 16-inch diameter pipe that gathers approximately 35 million cubic feet per day of natural gas from 650 active receipt points. Douglas Gathering has an aggregate 24,495 horsepower of compression situated at 17 field compressor stations. Gathered volumes are processed at our Douglas plant, located in Douglas, Wyoming. Residue gas is delivered into KMIGT and recovered liquids are injected in ConocoPhillips Petroleum's natural gas liquids pipeline for transport to Borger, Texas.

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

   Red Cedar Gathering Company

   We own a 49% equity interest in the Red Cedar Gathering Company, a joint venture organized in August 1994, referred to in this document as Red Cedar. The Southern Ute Indian Tribe owns the remaining 51%. Red Cedar owns and operates natural gas gathering, compression and treating facilities in the Ignacio Blanco Field in La Plata County, Colorado. The Ignacio Blanco Field lies within the Colorado portion of the San Juan Basin, most of which is located within the exterior boundaries of the Southern Ute Indian Tribe Reservation. Red Cedar gathers coal seam and conventional natural gas at wellheads and several central delivery points, for treating, compression and delivery into any one of four major interstate natural gas pipeline systems and an intrastate pipeline.

   Red Cedar's gas gathering system currently consists of over 900 miles of gathering pipeline connecting more than 700 producing wells, 76,000 horsepower of compression at 21 field compressor stations and two carbon dioxide treating plants. A majority of the natural gas on the system moves through 8-inch to 20-inch diameter pipe. The capacity and throughput of the Red Cedar system as currently configured is approximately 750 million cubic feet per day of natural gas.

   Coyote Gas Treating, LLC

   We own a 50% equity interest in Coyote Gas Treating, LLC, referred to herein as Coyote Gulch. Coyote Gulch is a joint venture that was organized in December 1996. Gulf Terra Energy Partners, L.P. owns the remaining 50%. The sole asset owned by the joint venture is a 250 million cubic feet per day natural gas treating facility located in La Plata County, Colorado. We are the managing partner of Coyote Gas Treating, LLC.

   The inlet gas stream treated by Coyote Gulch contains an average carbon dioxide content of between 12% and 13%. The plant treats the gas down to a carbon dioxide concentration of 2% in order to meet interstate natural gas pipeline quality specifications, and then compresses the natural gas into the TransColorado Gas Transmission pipeline for transport to the Blanco, New Mexico-San Juan Basin Hub.

   Effective January 1, 2002, Coyote Gulch entered into a five-year operating lease agreement with Red Cedar. Under the terms of the lease, Red Cedar operates the facility and is responsible for all operating and maintenance expense and capital costs. In place of the treating fees that were previously received by Coyote Gulch from Red Cedar, Red Cedar is required to make monthly lease payments.

   Thunder Creek Gas Services, LLC

   We own a 25% equity interest in Thunder Creek Gas Services, LLC, referred to herein as Thunder Creek. Thunder Creek is a joint venture that was organized in September 1998. Devon Energy owns the remaining 75%. Thunder Creek provides gathering, compression and treating services to a number of coal seam gas producers in the Powder River Basin. Throughput volumes include both coal seam and conventional plant residue gas. Thunder

Creek is independently operated from offices located in Denver, Colorado with field offices in Glenrock and Gillette, Wyoming.

   Thunder Creek's operations are a combination of mainline and low pressure gathering assets. The mainline assets include 125 miles of 24-inch diameter mainline pipeline, 308 miles of 4-inch to 12-inch diameter high and low pressure laterals, 19,890 horsepower of mainline compression and carbon dioxide removal facilities consisting of a 240 million cubic feet per day carbon dioxide treating plant complete with dehydration. The mainline assets receive gas from 34 receipt points and can deliver treated gas to seven delivery points including Colorado Interstate Gas, Wyoming Interstate Gas Company, KMIGT and three power plants. The low pressure gathering assets include five systems consisting of 169 miles of 4-inch to 14-inch diameter gathering pipeline and 50,260 horsepower of field compression. Gas is gathered from 79 receipt points and delivered to the mainline at seven primary locations.

CO2

   Our CO2 segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates, referred to herein as KMCO2. Carbon dioxide is used in enhanced oil recovery projects as a flooding medium for recovering crude oil from mature oil fields. Our carbon dioxide pipelines and related assets allow us to market a complete package of carbon dioxide supply, transportation and technical expertise to the customer. Together, our CO2 business segment produces, transports and markets carbon dioxide for use in enhanced oil recovery operations and owns interests in other related assets in the continental United States, through the following:

   o our interests in carbon dioxide reserves, including an approximate 45% interest in the McElmo Dome unit and an approximate 11% interest in the Bravo Dome unit;

   o our carbon dioxide pipelines, including:

        o our Central Basin pipeline, a 320-mile carbon dioxide pipeline system located in the Permian Basin of West Texas between Denver City, Texas and McCamey, Texas;

        o our Centerline pipeline, a 113-mile carbon dioxide pipeline located in the Permian Basin of West Texas between Denver City, Texas and Snyder, Texas; and

        o our interests in other carbon dioxide pipelines, including an approximate 98% interest in the Canyon Reef Carriers pipeline, a 50% interest in the Cortez pipeline, a 13% undivided interest in the Bravo pipeline system and an approximate 69% interest in the Pecos pipeline;

   o our interests in oil-producing fields, including an approximate 97% working interest in the SACROC unit, an approximate 50% working interest in the Yates unit, a 22% net profits interest in the H.T. Boyd unit and minority interests in the Sharon Ridge unit, the Reinecke unit and the MidCross unit, all of which are located in the Permian Basin of West Texas; and

   o our interests in gasoline plants, including an approximate 22% working interest in and an additional 26% net profits interest in the Snyder gasoline plant, a 51% ownership interest in the Diamond M gas plant and a 100% ownership interest in the North Snyder plant, all of which are located in the Permian Basin of West Texas.

   Carbon Dioxide Reserves

   We own approximately 45% of the McElmo Dome unit, and operate the unit which contains more than 10 trillion cubic feet of nearly pure carbon dioxide. Deliverability and compression capacity exceeds one billion cubic feet per day. The McElmo Dome unit produces from the Leadville formation at approximately 8,000 feet with 47 wells that produce at individual rates of up to 60 million cubic feet per day.

   We also own approximately 11% of Bravo Dome unit, which holds reserves of approximately two trillion cubic feet of carbon dioxide. The Bravo dome produces approximately 310 million cubic feet per day, with production coming from more than 350 wells in the Tubb Sandstone at 2,300 feet.

   Markets. Our principal market for carbon dioxide is for injection into mature oil fields in the Permian Basin, where industry demand is expected to be comparable to historical demand for the next several years. We are exploring additional potential markets, including enhanced oil recovery targets in the North Sea, California, Mexico and coal bed methane production in the San Juan Basin of New Mexico.

   Competition. Our primary competitors for the sale of carbon dioxide include suppliers that have an ownership interest in McElmo Dome, Bravo Dome and Sheep Mountain carbon dioxide reserves, and Petro-Source Carbon Company, which gathers waste carbon dioxide from natural gas production in the Val Verde Basin of West Texas. Our ownership interests in the Cortez and Bravo pipelines are in direct competition with other carbon dioxide pipelines. We also compete with other interest owners in McElmo Dome for transportation of carbon dioxide to the Denver City, Texas market area. There is no assurance that new carbon dioxide sources will not be discovered or developed, which could compete with us or that new methodologies for enhanced oil recovery will not replace carbon dioxide flooding.

   Carbon Dioxide Pipelines

   Placed in service in 1985, our Central Basin pipeline consists of approximately 143 miles of 16-inch to 20-inch diameter pipe and 178 miles of 4-inch to 12-inch lateral supply lines located in the Permian Basin between Denver City, Texas and McCamey, Texas with a throughput capacity of 650 million cubic feet per day. At its origination point in Denver City, our Central Basin pipeline interconnects with all three major carbon dioxide supply pipelines from Colorado and New Mexico, namely the Cortez pipeline (operated by KMCO2) and the Bravo and Sheep Mountain pipelines (operated by Occidental and BP, respectively). Central Basin's mainline terminates near McCamey where it interconnects with the Canyon Reef Carriers pipeline and the Pecos pipeline. The tariffs charged by the Central Basin pipeline are not regulated.

   Our Centerline pipeline consists of approximately 113 miles of 16-inch diameter pipe located in the Permian Basin between Denver City, Texas and Snyder, Texas. The pipeline has a capacity of 250 million cubic feet per day. We constructed this pipeline and placed it in service in May 2003. The tariffs charged by the Centerline pipeline are not regulated.

   As a result of our 50% ownership interest in Cortez Pipeline Company, we own a 50% interest in and operate the 502-mile, 30-inch diameter Cortez pipeline. The pipeline carries carbon dioxide from the McElmo Dome source reservoir in Cortez, Colorado to the Denver City, Texas hub. The Cortez pipeline currently transports nearly one billion cubic feet per day, including approximately 90% of the carbon dioxide transported downstream on our Central Basin pipeline and our Centerline pipeline.

   We own a 13% undivided interest in the 218-mile, 20-inch diameter Bravo pipeline, which delivers to the Denver City hub and has a capacity of more than 350 million cubic feet per day. Major delivery points along the line include the Slaughter field in Cochran and Hockley Counties, Texas, and the Wasson field in Yoakum County, Texas. Tariffs on the Cortez and Bravo pipelines are not regulated.

   In addition, we own 98% of the Canyon Reef Carriers pipeline and approximately 69% of the Pecos pipeline. The Canyon Reef Carriers pipeline extends 138 miles from McCamey, Texas, to the SACROC unit. The pipeline has a 16-inch diameter, a capacity of approximately 290 million cubic feet per day and makes deliveries to the SACROC, Sharon Ridge, Cogdell and Reinecke units. The Pecos pipeline is a 25-mile, 8-inch diameter pipeline that runs from McCamey to Iraan, Texas. We acquired an additional 65% ownership interest in the pipeline on November 1, 2003 from a subsidiary of Marathon Oil Company and we are currently bringing the pipeline back into service.

   Oil Reserves

   The SACROC unit is one of the largest and oldest oil fields in the United States using carbon dioxide flooding technology. The field is comprised of approximately 50,000 acres located in the Permian Basin in Scurry County, Texas. SACROC was discovered in 1948 and has produced over 1.26 billion barrels of oil since inception, or approximately 47% of 2.7 billion barrels of original oil in place. We have continued the development of the carbon dioxide project initiated by the previous owners and have reversed the decline in production through increased carbon dioxide injection.

   Effective June 1, 2003, we increased our interest in SACROC to approximately 97% by acquiring MKM Partners, L.P.'s 12.75% ownership interest. MKM Partners, L.P. was an oil and gas joint venture formed on January 1, 2001 and owned 15% by KMCO2 and 85% by subsidiaries of Marathon Oil Company. The joint venture's assets consisted of a 12.75% interest in the SACROC field unit and a 49.9% interest in the Yates field unit. MKM Partners, L.P. was dissolved effective June 30, 2003, and its net assets were distributed to partners in accordance with its partnership agreement.

   As of December 2003, the SACROC unit had 255 producing wells, and the purchased carbon dioxide injection rate was 317 million cubic feet per day, up from an average of 140 million cubic as of December 2002. The oil production rate as of December 2003 was approximately 23,000 barrels of oil per day, up
from approximately 17,000 barrels of oil per day as of December 2002.   The
Yates unit is also one of the largest oil fields ever discovered in the United States. It originally held more than five billion barrels of oil, of which about 28% has been produced. The field is comprised of approximately 26,400 acres located about 90 miles south of Midland, Texas. The Yates field was discovered in 1926. Effective November 1, 2003, we increased our interest in Yates and became operator of the field by acquiring an additional 42.5% ownership interest from subsidiaries of Marathon Oil Company. We now own a nearly 50% ownership interest in the Yates field unit. We also acquired all of the crude oil gathering lines and equipment surrounding the Yates field.

   As of December 2003, the Yates unit was producing about 18,000 barrels of oil per day. Our plan is to increase the production life of Yates by combining horizontal drilling with carbon dioxide flooding to ensure a relatively steady production profile over the next several years. Unlike our operations at SACROC, where we use carbon dioxide and water to drive oil to the producing wells, we plan on using carbon dioxide injection to replace nitrogen injection at Yates in order to enhance the gravity drainage process, as well as to maintain reservoir pressure. The differences in geology and reservoir mechanics between the two fields mean that substantially less capital will be needed to develop the reserves at Yates than is required at SACROC.

   Gas Plant Interests

   We operate and own an approximate 22% working interest plus an additional 26% of the net profits of the Snyder gasoline plant, 51% of the Diamond M gas plant and 100% of the North Snyder plant. The Snyder gasoline plant processes gas produced from the SACROC unit and neighboring carbon dioxide projects, specifically the Sharon Ridge and Cogdell units, all of which are located in the Permian Basin area of West Texas. The Diamond M and the North Snyder plants contract with the Snyder plant to process gas pursuant to contract agreements. Production of natural gas liquids at the Snyder gasoline plant has increased from approximately 7,102 barrels per day as of December 2002 to approximately 9,076 barrels per day as of December 2003.

Terminals

   Our Terminals segment includes the business portfolio of approximately 52 terminals that transload and store coal, dry-bulk materials and petrochemical-related liquids, as well as approximately 57 transload operations located throughout the United States. Our liquids terminal operations primarily store commercial liquids, including refined petroleum products and industrial chemicals, in aboveground storage tanks and transfer products to and from pipelines, tank trucks, tank barges and tank rail cars. Our bulk terminal operations primarily involve bulk material handling services; however, we also provide terminal engineering and design services and in-plant services covering material handling, maintenance and repair services, rail car switching services, ship agency and miscellaneous marine services.

   Liquids Terminals

   Kinder Morgan Liquids Terminals LLC, referred to herein as KMLT, is comprised of 12 bulk liquids terminal facilities and 51 rail transloading and materials handling operations. Together, these facilities have a total capacity of approximately 36.2 million barrels of liquid products, primarily gasoline, distillates, petrochemicals and vegetable oil products. In 2003, our liquids terminals handled approximately 514 million barrels of clean petroleum, petrochemical and vegetable oil products for approximately 250 different customers, and our transloading operations handled approximately 59,000 rail cars. The liquids terminals are located in Houston, New York Harbor, South Louisiana, Chicago, Cincinnati and Pittsburgh.

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

   New York Harbor. KMLT owns two facilities in the New York Harbor area, one in Carteret, N.J. and the other in Perth Amboy, N.J. The Carteret facility has a capacity of approximately 7.1 million barrels of petroleum and petrochemical products. This facility has two ship docks with a 37-foot mean low water depth and four barge docks.
It is connected to the Colonial, Buckeye, Sun and Harbor pipeline systems and CSX and Norfolk Southern railroads. The Perth Amboy facility has a capacity of approximately 2.3 million barrels of petroleum and petrochemical products. Tank sizes range from 2,000 gallons to 300,000 barrels. The facility has one ship dock and one barge dock. This facility is connected to the Colonial and Buckeye pipeline systems and CSX and Norfolk Southern railroads.

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

   Chicago. KMLT owns two facilities in the Chicago area. One facility is in Argo, Illinois about 14 miles southwest of downtown Chicago. The facility has approximately 2.4 million barrels of capacity in tankage ranging from 50,000 gallons to 80,000 barrels. The Argo terminal is situated along the Chicago sanitary and ship channel and has three barge docks. The facility is connected to TEPPCO and Westshore pipelines, as well as a new direct connection to Midway Airport. The Canadian National railroad services this facility. The other facility is located in the Port of Chicago along the Calumet River. The facility has approximately 741,000 barrels of capacity in tanks ranging from 12,000 gallons to 55,000 barrels. There are two ship docks and four barge docks, and the facility is served by the Norfolk Southern railroad.

   Cincinnati. KMLT has two facilities along the Ohio River in Cincinnati, Ohio. The total storage is approximately 850,000 barrels in tankage ranging from 120 barrels to 96,000 barrels. There are three barge docks, and the NNU and CSX railroads provide rail service.

   Pittsburgh. This KMLT facility is located in Dravosburg, Pennsylvania, along the Monongahela River. There is approximately 250,000 barrels of storage in tanks ranging from 1,200 to 38,000 barrels. There are two barge docks, and Norfolk Southern railroad provides rail service.

   Rail Transloading Operations. We own Kinder Morgan Materials Services LLC, referred to herein as KMMS. KMMS operates approximately 57 rail transloading facilities, of which 47 are located east of the Mississippi River. The CSX, Norfolk Southern, Union Pacific, Kansas City Southern and A&W railroads provide rail service for our terminal facilities. Approximately 50% of the products handled by KMMS are liquids and 50% are dry bulk products. KMMS also designs and builds transloading facilities, performs inventory management services and provides value-added services such as blending, heating and sparging.

   Competition. We are one of the largest independent operators of liquids terminals in North America. Our largest competitors are Magellan, ST Services, IMTT, Vopak, Oil Tanking and Transmontaigne.

   Bulk Terminals

   Our Bulk Terminals consist of 40 bulk terminals, which handle approximately 60 million tons of bulk products annually. Collectively, our bulk terminals have two million tons of covered storage and 14 million tons of open storage.

   Coal Terminals

   We handled approximately 25 million tons of coal in 2003, which is 45% of the total volume at our bulk terminals.

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

   Our Pier IX Terminal is located in Newport News, Virginia. The terminal originally opened in 1983 and has the capacity to transload approximately 12 million tons of coal annually. It can store 1.3 million tons of coal on its 30-acre storage site. In addition, the Pier IX Terminal operates a cement facility, which has the capacity to transload over 400,000 tons of cement annually. In late 2002, Pier IX began to operate a synfuel plant on site, and in early 2004, Pier IX began to operate a second synfuel plant on site. Volumes of synfuel produced in 2003 were between one and two million tons.

   In addition, we operate the LAXT Coal Terminal in Los Angeles, California. In 2002, LAXT ceased shipping export coal, but continues to handle petroleum coke. The facility is currently for sale and we will be dealing with a new owner during 2004.

   We also developed our Shipyard River Terminal in Charleston, South Carolina, to be able to unload, store and reload coal imported from various foreign countries. The imported coal is expected to be cleaner burning low sulfur and would be used by local utilities to comply with the Clean Air Act. Shipyard River Terminal has the capacity to handle 2.5 million tons per year.

   Markets. Coal continues to be the fuel of choice for electric generation, accounting for more than 50% of United States electric generation feedstock. Forecasts of overall coal usage and power plant usage for the next 20 years show an increase of about 1.5% per year. Current domestic supplies are predicted to last for several hundred years. Most coal transloaded through our coal terminals is destined for use in coal-fired electric generation.

   We believe that obligations to comply with the Clean Air Act Amendments of 1990 will cause shippers to increase the use of cleaner burning low sulfur coal from the western United States and from foreign sources. Approximately 80% of the coal loaded through our Cora Terminal and our Grand Rivers Terminal is low sulfur coal originating from mines located in the western United States, including the Hanna and Powder River basins in Wyoming, western Colorado and Utah. In 2003, four major customers accounted for approximately 90% of all the coal loaded through our Cora Terminal.

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

   Competition. Two new coal terminals that compete with our Cora Terminal and our Grand Rivers Terminal were completed in 2003. While Cora and Grand Rivers are modern high capacity terminals, some volume will be diverted to the new terminals by the Tennessee Valley Authority to promote increased competition. The total reduction in 2003 was approximately three million tons; however, such amounts could be higher if the new terminals aggressively compete for the existing customers of our Cora and Grand Rivers coal terminals. Our Pier IX Terminal competes primarily with two modern coal terminals located in the same Virginian port complex as our Pier IX Terminal.

   Petroleum Coke and Other Bulk Terminals

   We own or operate eight petroleum coke terminals in the United States. Petroleum coke is a by-product of the refining process and has characteristics similar to coal. Petroleum coke supply in the United States has increased in the last several years due to the increased use of coking units by domestic refineries. Petroleum coke is used in domestic utility and industrial steam generation facilities and is exported to foreign markets. Most of our customers are large integrated oil companies that choose to outsource the storage and loading of petroleum coke for a fee. We handled almost six million tons of petroleum coke in 2003.

   We own or operate an additional 13 bulk terminals located primarily on the southern edge of the lower Mississippi River, the Gulf Coast and the West Coast. These other bulk terminals serve customers in the alumina, cement, salt, soda ash, ilmenite, fertilizer, ore and other industries seeking specialists who can build, own and operate bulk terminals.

   Included among these terminals is our Owensboro Gateway terminal, acquired on September 1, 2002 and our 66 2/3% ownership interest in International Marine Terminals Partnership, acquired on February 1, 2002. The Owensboro Gateway terminal, located in Owensboro, Kentucky, is one of the nation's largest storage and handling points for bulk aluminum. The facility also handles various other bulk materials, as well as a barge scrapping facility. The IMT partnership operates a bulk terminal site in Port Sulphur, Louisiana that handles approximately eight million tons per year of iron ore, coal, petroleum coke and barite. Additionally, on December 31, 2002, we purchased four barge-mounted crane units from Stevedoring Services of America for use at the IMT terminal. We had previously leased these cranes from a third-party under an operating lease and our ownership of these cranes has reduced our overall operating costs during 2003 and ensured crane availability.

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

   New Terminals

   Effective January 1, 2003, we acquired the assets of Rudolph Stevedoring for approximately $31.3 million. On December 31, 2002, we paid $29.9 million for the Rudolph acquisition and in the first quarter of 2003, we paid the remaining $1.4 million. The acquired operations serve various terminals located at the ports of New York and Baltimore, along the Delaware River in Camden, New Jersey, and in Tampa Bay, Florida. Combined, these facilities transload nearly four million tons annually of products such as fertilizer, iron ore and salt.

   In December 2003, we acquired two bulk terminal facilities in Tampa, Florida for an aggregate consideration of approximately $29.5 million, consisting of $26.0 million in cash and $3.5 million in assumed liabilities. The principal purchase was a marine terminal acquired from a subsidiary of IMC Global, Inc. We also entered into a long-term agreement with IMC to enable it to be the primary user of the facility, which we will operate and refer to as the Kinder Morgan Tampaplex terminal. The terminal sits on a 114-acre site, and serves as a storage and receipt point for imported ammonia, as well as an export location for dry bulk products, including fertilizer and animal feed. The second facility includes assets from the former Nitram, Inc. bulk terminal, which we plan to use as an inland bulk storage warehouse facility for overflow cargoes from our Port Sutton import terminal.

Major Customers

   Our total operating revenues are derived from a wide customer base. For each of the years ended December 31, 2003, 2002 and 2001, one customer accounted for more than 10% of our total consolidated revenues. Total transactions with CenterPoint Energy accounted for 16.8% of our total consolidated revenues during 2003 and 15.6% of our total consolidated revenues during 2002. Total transactions in 2001 with the Reliant Energy group of companies, including the entities which became CenterPoint Energy in October 2002, accounted for 20.2% of our total consolidated revenues. The high percentage of our total revenues attributable to CenterPoint Energy directly relates to the growth of our Natural Gas Pipelines segment, especially since our acquisition of Kinder Morgan Texas Pipeline on December 31, 2000 and Kinder Morgan Tejas on January 31, 2002. Due to these acquisitions and the subsequent formation of our Texas intrastate natural gas group, we have realized significant increases in the volumes of natural gas we buy and sell within the State of Texas. As a result, both our total consolidated revenues and our total consolidated purchases (cost of sales) have increased considerably since 2000 due to the inclusion of the cost of gas in both financial statement line items. These higher revenues and higher purchased gas cost do not necessarily translate into increased margins in comparison to those situations in which we charge to transport gas owned by others. We do not believe that a loss of revenues from any single customer would have a material adverse effect on our business, financial position, results of operations or cash flows.

Regulation

   Interstate Common Carrier Regulation

   Some of our pipelines are interstate common carrier pipelines, subject to regulation by the Federal Energy Regulatory Commission under the Interstate Commerce Act. The ICA requires that we maintain our tariffs on file with the FERC, which tariffs set forth the rates we charge for providing transportation services on our interstate common carrier pipelines as well as the rules and regulations governing these services. Petroleum products pipelines may change their rates within prescribed ceiling levels that are tied to an inflation index. Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. The FERC, however, uses cost-of-service ratemaking, market-based rates and settlement as alternatives to the indexing approach in certain specified circumstances. In addition, during the first quarter of 2003, the FERC made a significant positive adjustment to the index which petroleum products pipelines use to adjust their regulated tariffs for inflation. The old index used percent growth in the producer price index for finished goods, and then subtracted one percent. The new index eliminated the one percent reduction. As a result, we have filed for rate adjustments on a number of our petroleum products pipelines and have realized benefits from the new index beginning in the second quarter of 2003. In 2002 and 2001, application of the indexing methodology did not significantly affect rates on our petroleum products pipelines.

   The ICA requires, among other things, that such rates on interstate common carrier pipelines be "just and reasonable" and nondiscriminatory. The ICA permits interested persons to challenge newly proposed or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff collected during the pendency of the investigation. The FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint.

   On October 24, 1992, Congress passed the Energy Policy Act of 1992. The Energy Policy Act deemed petroleum products pipeline tariff rates that were in effect for the 365-day period ending on the date of enactment or that were in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period to be just and reasonable or "grandfathered" under the ICA. The Energy Policy Act also limited the circumstances under which a complaint can be made against such grandfathered rates. The rates we charge for transportation service on our North System and Cypress Pipeline were not suspended or subject to protest or complaint during the relevant 365-day period established by the Energy Policy Act. For this reason, we believe these rates should be grandfathered under the Energy Policy Act. Certain rates on our Pacific operations' pipeline system were subject to protest during the 365-day period established by the Energy Policy Act.

Accordingly, certain of the Pacific pipelines' rates have been, and continue to be, subject to complaints with the FERC, as is more fully described in Item 3. Legal Proceedings.

   Both the performance of and rates charged by companies performing interstate natural gas transportation and storage services are regulated by the FERC under the Natural Gas Act and, to a lesser extent, the Natural Gas Policy Act.

   Beginning in the mid-1980's, the FERC initiated a number of regulatory changes intended to create a more competitive environment in the natural gas marketplace. Among the most important of these changes were:

   o Order 436 (1985) requiring open-access, nondiscriminatory transportation of natural gas;

   o Order 497 (1988) which set forth new standards and guidelines imposing certain constraints on the interaction between interstate natural gas pipelines and their marketing affiliates and imposing certain disclosure requirements regarding that interaction; and

   o Order 636 (1992) which required interstate natural gas pipelines that perform open-access transportation under blanket certificates to "unbundle" or separate their traditional merchant sales services from their transportation and storage services and to provide comparable transportation and storage services with respect to all natural gas supplies whether purchased from the pipeline or from other merchants such as marketers or producers.

   Natural gas pipelines must now separately state the applicable rates for each unbundled service they provide (i.e., for the natural gas commodity, transportation and storage). Order 636 contains a number of procedures designed to increase competition in the interstate natural gas industry, including:

   o requiring the unbundling of sales services from other services;

   o permitting holders of firm capacity on interstate natural gas pipelines to release all or a part of their capacity for resale by the pipeline; and

   o the issuance of blanket sales certificates to interstate pipelines for unbundled services.

   Order 636 has been affirmed in all material respects upon judicial review, and our own FERC orders approving our unbundling plans are final and not subject to any pending judicial review.

   We are also subject to the requirements of FERC Order Nos. 497, et seq., and 566, et. seq., the Marketing Affiliate Rules, which prohibit preferential treatment by an interstate natural gas pipeline of its marketing affiliates and govern, in particular, the provision of information by an interstate natural gas pipeline to its marketing affiliates. The FERC, in a Notice of Proposed Rulemaking in RM01-10-000, has proposed standards of conduct to govern interactions between interstate natural gas pipelines and electric transmission utilities and their energy affiliates. These standards would entirely replace the current standards of conduct related to affiliate interaction. Numerous parties, including KMI's Natural Gas Pipeline Company of America, have filed comments on the proposed rulemaking.

   FERC Order 637

   See Note 16 of the Notes to our Consolidated Financial Statements included elsewhere in this report.

   Cash Management

   See Note 16 of the Notes to our Consolidated Financial Statements included elsewhere in this report.

   Standards of Conduct Rulemaking

   See Note 16 of the Notes to our Consolidated Financial Statements included elsewhere in this report.

   California Public Utilities Commission

   The intrastate common carrier operations of our Pacific operations' pipelines in California are subject to regulation by the California Public Utilities Commission under a "depreciated book plant" methodology, which is based on an original cost measure of investment. Intrastate tariffs filed by us with the CPUC have been established on the basis of revenues, expenses and investments allocated as applicable to the California intrastate portion of our Pacific operations' business. Tariff rates with respect to intrastate pipeline service in California are subject to challenge by complaint by interested parties or by independent action of the CPUC. A variety of factors can affect the rates of return permitted by the CPUC, and certain other issues similar to those which have arisen with respect to our FERC regulated rates could also arise with respect to our intrastate rates. Certain of our Pacific operations' pipeline rates have been, and continue to be, subject to complaints with the CPUC, as is more fully described in Item 3. Legal Proceedings.

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

   The Pipeline Safety Improvement Act of 2002 was signed into law on December 17, 2002, providing guidelines in the areas of testing, education, training and communication. The Act requires pipeline companies to perform integrity tests on natural gas transmission pipelines that exist in high population density areas that are designated as High Consequence Areas. Pipeline companies are required to perform the integrity tests within ten years of the date of enactment and must perform subsequent integrity tests on a seven year cycle. At least 50% of the highest risk segments must be tested within five years of the enactment date. The risk ratings are based on numerous factors, including the population density in the geographic regions served by a particular pipeline, as well as the age and condition of the pipeline and its protective coating. Testing consists of hydrostatic testing, internal electronic testing, or direct assessment of the piping. In addition to the pipeline integrity tests, pipeline companies must implement a qualification program to make certain that employees are properly trained, using criteria the U.S. DOT is responsible for providing. We believe that we are in substantial compliance with this law's requirements and have integrated appropriate aspects of this pipeline safety law into our Operator Qualification Program, which is already in place and functioning. A similar integrity management rule for refined petroleum products pipelines became effective May 29, 2001. All baseline assessments for products pipelines must be completed by March 31, 2008.

   On March 25, 2003, the U.S. DOT issued their final rules on Hazardous
Materials: Security Requirements for Offerors and Transporters of Hazardous Materials. We believe that we are in substantial compliance with these rules and have made revisions to our Facility Security Plan to remain consistent with the requirements of these rules. The revisions relate primarily to three areas:

   o training, the plan now incorporates provisions for conducting awareness level training and in-depth level training for employees working with hazardous materials;

   o hiring practices, the plan now includes provisions to verify information provided by job applicants; and

   o transportation route security, the plan now calls for verification from carriers that they have addressed route security from point of origin to destination.

   We are also subject to the requirements of the Federal Occupational Safety and Health Act and other comparable federal and state statutes. We believe that we are in substantial compliance with Federal OSHA requirements, including general industry standards, recordkeeping requirements and monitoring of occupational exposure to hazardous substances.

   In general, we expect to increase expenditures in the future to comply with higher industry and regulatory safety standards. Some of these changes, such as U.S. DOT implementation of additional hydrostatic testing requirements, could significantly increase the amount of these expenditures. Such expenditures cannot be accurately estimated at this time.

   State and Local Regulation

   Our activities are subject to various state and local laws and regulations, as well as orders of regulatory bodies, governing a wide variety of matters, including:

   o marketing;

   o production;

   o pricing;

   o pollution;

   o protection of the environment; and

   o safety.

Environmental Matters

   Our operations are subject to federal, state and local, and some foreign laws and regulations governing the release of regulated materials into the environment or otherwise relating to environmental protection or human health or safety. We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of remedial requirements, issuance of injunction as to future compliance or other mandatory or consensual measures. We have an ongoing environmental compliance program. However, risks of accidental leaks or spills are associated with the transportation and storage of natural gas liquids, refined petroleum products, natural gas and carbon dioxide, the handling and storage of liquid and bulk materials and the other activities conducted by us. There can be no assurance that we will not incur significant costs and liabilities relating to claims for damages to property, the environment, natural resources, or persons resulting from the operation of our businesses. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, could result in increased costs and liabilities to us.

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

   We are currently involved in environmentally related legal proceedings and clean up activities. Although no assurance can be given, we believe that the ultimate resolution of all these environmental matters will not have a material adverse effect on our business, financial position or results of operations. We have recorded a total reserve for environmental matters in the amount of $39.6 million as of December 31, 2003. For additional information related to environmental matters, see Note 16 to our Consolidated Financial Statements included elsewhere in this report.

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

   Clean Water Act

   Our operations can result in the discharge of pollutants. The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by applicable federal or state authorities. The Oil Pollution Act was enacted in 1990 and amends provisions of the Clean Water Act as they pertain to prevention and response to oil spills. Spill prevention control and countermeasure requirements of the Clean Water Act and some state laws require diking and similar structures to help prevent contamination of navigable waters in the event of an overflow or release. We believe we are in substantial compliance with these laws.

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

   Methyl Tertiary-Butyl Ether

   Methyl tertiary-butyl ether (MTBE) is used as an additive in gasoline. It is manufactured by chemically combining a portion of petrochemical production with purchased methanol. Due to environmental and health concerns, California mandated the elimination of MTBE from gasoline by January 1, 2004. Furthermore, both the

United States House of Representatives and the United States Senate introduced legislation in 2003 that would bar the use of MTBE within four years of enactment. Both bills contain provisions that would gradually phase out the use of MTBE as a gasoline blendstock. We cannot provide assurances regarding the likelihood of the passage of either of these bills in any form.

   In California, MTBE-blended gasoline has been replaced by an ethanol blend. However, ethanol cannot be shipped through pipelines and therefore, we will realize some reduction in California gasoline volumes transported by our Pacific operations' pipelines. The conversion from MTBE to ethanol in California has resulted in an increase in ethanol blending services at refined petroleum product terminal facilities, and we believe the fees we earn for new ethanol-related services at our terminals will more than offset the expected reduction in pipeline transportation fees. Furthermore, we have aggressively pursued additional ethanol opportunities.

   Our role in conjunction with ethanol is proving beneficial to our various business segments as follows:

   o our Products Pipelines' terminals are blending ethanol because unlike MTBE, it cannot flow through pipelines;

   o our Natural Gas Pipelines segment is delivering natural gas through our pipelines to service new ethanol plants that are being constructed in the Midwest (natural gas is the feedstock for ethanol plants); and

   o our Terminals segment is entering into liquid storage agreements for ethanol around the country, in such areas as Houston, Nebraska and on the East Coast.

Risk Factors

   Like all businesses, we face various obstacles, including rising legal fees, environmental issues and escalating employee health and benefit costs. Regulatory challenges to our pipeline transportation rates, including the current case involving our Pacific operations' pipelines, and possible policy changes and/or reparation and refund payments ordered by governmental regulatory entities could negatively affect our future financial performance.

   Further, we are well-aware of the general uncertainty associated with the current world economic and political environments in which we exist and we recognize that we are not immune to the fact that our financial performance is impacted by overall marketplace spending and demand. We are continuing to assess the effect that terrorism would have on our businesses and in response, we have increased security at our assets. Recent federal legislation provides an insurance framework that should cause current insurers to continue to provide sabotage and terrorism coverage under standard property insurance policies. Nonetheless, there is no assurance that adequate sabotage and terrorism insurance will be available at reasonable rates throughout 2004. Currently, we do not believe that the increased cost associated with these measures will have a material effect on our operating results.

   Some of our specifically identified risk factors include the following:

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

   The FERC complaints, separately docketed in two different proceedings, predominantly attacked the interstate pipeline tariff rates of our Pacific operations' pipeline system, contending that the rates were not just and reasonable under the Interstate Commerce Act and should not be entitled to "grandfathered" status under the Energy Policy Act. Hearings on the second of these two proceedings began in October 2001.

   On June 24, 2003, a non-binding, phase one initial decision was issued by an administrative law judge hearing a FERC case on the rates charged by our Pacific operations' interstate portion of its pipelines. In his phase one initial decision, the administrative law judge recommended that the FERC "ungrandfather" our Pacific operations' interstate rates and found most of our Pacific operations'rates at issue to be unjust and unreasonable. The administrative law judge has indicated that a phase two initial decision will address prospective rates and whether reparations are necessary. Initial decisions have no force or effect and must be reviewed by the FERC. The FERC is not obliged to follow any of the administrative law judge's findings and can accept or reject this initial decision in whole or in part. If the FERC ultimately finds that these rates should be "ungrandfathered" and are unjust and unreasonable, they could be lowered prospectively and complaining shippers could be entitled to reparations for prior periods. Ultimate resolution of phase one and phase two of this matter by the FERC is not expected before early 2005.

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

   We currently believe the FERC complaints seek approximately $154 million in tariff reparations and prospective annual tariff reductions, the aggregate average annual impact of which would be approximately $45 million. We currently believe the CPUC complaints seek approximately $15 million in tariff reparations and prospective annual tariff reductions, the aggregate average annual impact of which would be approximately $31 million. If any amounts are ultimately owed, it will be impacted by the passage of time and the application of interest. Decisions regarding these complaints could negatively impact our cash flow. Additional challenges to tariff rates could be filed with the FERC and CPUC in the future. For additional information regarding these complaints, please see
Note 16 of the Notes to the Consolidated Financial Statements included elsewhere in this report.

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

   Increased regulatory requirements relating to the integrity of our pipelines will require us to spend additional money to comply with these requirements. Through our regulated pipeline subsidiaries, we are subject to extensive laws and regulations related to pipeline integrity. For example, federal legislation signed into law in December 2002 includes guidelines for the U.S. DOT and pipeline companies in the areas of testing, education, training and communication. Compliance with existing and recently enacted regulations requires significant expenditures. Additional laws and regulations that may be enacted in the future, such as U.S. DOT implementation of additional hydrostatic testing requirements, could significantly increase the amount of these expenditures.

   Our rapid growth may cause difficulties integrating new operations, and we may not be able to achieve the expected benefits from any future acquisitions. Part of our business strategy includes acquiring additional businesses that will allow us to increase distributions to our unitholders. If we do no successfully integrate acquisitions, we may not realize anticipated operating advantages and cost savings. The integration of companies that have previously operated separately involves a number of risks, including:

   o demands on management related to the increase in our size after an acquisition;

   o the diversion of our management's attention from the management of daily operations;

   o difficulties in implementing or unanticipated costs of accounting, estimating, reporting and other systems;

   o difficulties in the assimilation and retention of employees; and

   o potential adverse effects on operating results.

   We may not be able to maintain the levels of operating efficiency that acquired companies will have achieved or might achieve separately. Successful integration of each of their operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. Because of difficulties in combining operations, we may not be able to achieve the cost savings and other size-related benefits that we hoped to achieve after these acquisitions, which would harm our financial condition and results of operations.

   Our acquisition strategy requires access to new capital. Tightened credit markets or more expensive capital would impair our ability to grow. Part of our business strategy includes acquiring additional businesses that will allow us to increase distributions to our unitholders. During the period from December 31, 1996 to December 31, 2003, we made a significant number of acquisitions that increased our asset base over 30 times and increased our net income over 58 times. We regularly consider and enter into discussions regarding potential acquisitions and are currently contemplating potential acquisitions. These transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets and operations. We may need new capital to finance these acquisitions. Limitations on our access to capital will impair our ability to execute this strategy. We normally fund acquisitions with short term debt and repay such debt through equity and debt offerings. An inability to access the capital markets may result in a substantial increase in our leverage and have a detrimental impact on our credit profile. One of the factors that increases our attractiveness to investors, and as a result may make it easier for us to access the capital markets, is the fact that distributions to our partners are not subject to the double taxation that shareholders in corporations may experience with respect to dividends that they receive. The Jobs and Growth Tax Relief Reconciliation Act of 2003 generally reduces the maximum tax rate on dividends paid by corporations to individuals to 15% in 2003 and, for taxpayers in the 10% and 15% ordinary income tax brackets, to 5% in 2003 through 2007 and to zero in 2008. This legislation may cause some investments in corporations to be more attractive to individual investors than they used to be when compared to an investment in partnerships, thereby exerting downward pressure on the market price of our common units and potentially making it more difficult for us to access the capital markets.

   Environmental regulation could result in increased operating and capital costs for us. Our business operations are subject to federal, state and local laws and regulations relating to environmental protection. If an accidental leak or spill of liquid petroleum products or chemicals occurs from our pipelines or at our storage facilities, we may have to pay a significant amount to clean up the leak or spill or pay for government penalties, liability to government agencies for natural resource damage, personal injury or property damage to private parties or significant business interruption. The resulting costs and liabilities could negatively affect our level of cash flow. In addition, emission controls required under the Federal Clean Air Act and other similar federal and state laws could require significant capital expenditures at our facilities. The impact on us of Environmental Protection Agency standards or future environmental measures could increase our costs significantly if environmental laws and regulations become stricter. The costs of environmental regulation are already significant, and additional regulation could increase these costs or could otherwise negatively affect our business.

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

   Southern Pacific Transportation Company has allowed us to construct and operate a significant portion of our Pacific operations' pipeline system on railroad rights-of-way. Southern Pacific Transportation Company and its predecessors were given the right to construct their railroad tracks under federal statutes enacted in 1871 and 1875. The 1871 statute was thought to be an outright grant of ownership that would continue until the land ceased to be used for railroad purposes. Two United States Circuit Courts, however, ruled in 1979 and 1980 that railroad rights-of-way granted under laws similar to the 1871 statute provide only the right to use the surface of the land for railroad purposes without any right to the underground portion. If a court were to rule that the 1871 statute does not permit the use of the underground portion for the operation of a pipeline, we may be required to obtain permission from the landowners in order to continue to maintain the pipelines. Approximately 10% of our pipeline assets are located in the ground underneath railroad rights-of-way.

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

   We could be treated as a corporation for United States income tax purposes. Our treatment as a corporation would substantially reduce the cash distributions on the common units that we distribute quarterly. The anticipated benefit of an investment in our common units depends largely on the treatment of us as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service on this or any other matter affecting us. Current law requires us to derive at least 90% of our annual gross income from specific activities to continue to be treated as a partnership for federal income tax purposes. We may not find it possible, regardless of our efforts, to meet this income requirement or may inadvertently fail to meet this income requirement. Current law may change so as to cause us to be treated as a corporation for federal income tax purposes without regard to our sources of income or otherwise subject us to entity-level taxation.

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

   The instruments governing any future debt may contain similar or more restrictive restrictions. Our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be restricted.

   If interest rates increase, our earnings could be adversely affected. As of December 31, 2003, we had approximately $2.4 billion of debt, excluding market value of interest rate swaps, subject to variable interest rates. Approximately $2.0 billion of this debt was long-term fixed rate debt converted to floating rate debt through the use of interest rate swaps. Should interest rates increase significantly, our earnings could be adversely affected.

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

   In addition, some of our customers are experiencing severe financial problems that have had a significant impact on their creditworthiness. We are working to implement, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance our credit position relating to amounts owed from these customers. We cannot provide assurance that one or more of our financially distressed customers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations or future cash flows.

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

   Our partnership agreement and the KMR limited liability company agreement restrict or eliminate a number of the fiduciary duties that would otherwise be owed by our general partner and/or its delegate to our unitholders. Modifications of state law standards of fiduciary duties may significantly limit the ability of our unitholders to successfully challenge the actions of our general partner in the event of a breach of fiduciary duties. These state law standards include the duties of care and loyalty. The duty of loyalty, in the absence of a provision in the limited partnership agreement to the contrary, would generally prohibit our general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. Our limited partnership agreement contains provisions that prohibit limited partners from advancing claims that otherwise might raise issues as to compliance with fiduciary duties or applicable law. For example, that agreement provides that the general partner may take into account the interests of parties other than us in resolving conflicts of interest. It also provides that in the absence of bad faith by the general partner, the resolution of a conflict by the general partner will not be a breach of any duty. The provisions relating to the general partner apply equally to KMR as its delegate. It is not necessary for a limited partner to sign our limited partnership agreement in order for the limited partnership agreement to be enforceable against that person.

Other

   We do not have any employees. KMGP Services Company, Inc. and Kinder Morgan, Inc. employ all persons necessary for the operation of our business. Generally we reimburse KMGP Services Company, Inc. and Kinder Morgan, Inc. for the services of their employees. As of December 31, 2003, KMGP Services Company, Inc. and Kinder Morgan, Inc. had, in the aggregate, approximately 5,539 employees. Approximately 997 hourly personnel at certain terminals and pipelines are represented by labor unions. KMGP Services Company, Inc. and Kinder Morgan, Inc. consider relations with their employees to be good. For more information on our related party transactions, see Note 12 of the Notes to the Consolidated Financial Statements included elsewhere in this report.

   We are of the opinion that we have generally satisfactory title to the properties we own and use in our businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions which do not materially detract from the value of such property or the interests therein or the use of such properties in our businesses. We generally do not own the land on which our pipelines are constructed. Instead, we obtain the right to construct and operate the pipelines on other people's land for a period of time. Amounts we have spent during 2003, 2002 and 2001 on research and development activities were not material.

(d) Financial Information about Geographic Areas

   The amount of our assets and operations that are located outside of the continental United States of America are not material.

(e) Available Information

   We make available free of charge on or through our Internet website, at http://www.kindermorgan.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 3.  Legal Proceedings.

   See Note 16 of the Notes to the Consolidated Financial Statements included elsewhere in this report.


Item 4.  Submission of Matters to a Vote of Security Holders.

   There were no matters submitted to a vote of our unitholders during the fourth quarter of 2003.

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

                               Price Range
                            ------------------       Cash            i-unit
                             High        Low    Distributions    Distributions
                            -------    -------  -------------    -------------
       2003
       First Quarter        $ 37.00    $ 34.25   $ 0.6400           0.018488
       Second Quarter         40.00      36.55     0.6500           0.017138
       Third Quarter          42.80      39.01     0.6600           0.016844
       Fourth Quarter         49.69      42.84     0.6800           0.015885

       2002
       First Quarter        $ 38.65    $ 28.60   $ 0.5900           0.016969
       Second Quarter         36.55      30.98     0.6100           0.019596
       Third Quarter          33.90      28.00     0.6100           0.020969
       Fourth Quarter         35.45      30.15     0.6250           0.018815

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

   As of February 12, 2004, there were approximately 141,000 beneficial owners of our common units, one holder of our Class B units and one holder of our i-units.

   For information on our equity compensation plans, see Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters -- Equity Compensation Plan Information".

   We did not repurchase any units during the fourth quarter of 2003.

Item 6.  Selected Financial Data

   The following tables set forth, for the periods and at the dates indicated, summary historical financial and operating data for us. The table is derived from our consolidated financial statements and notes thereto, and should be read in conjunction with those audited financial statements. See also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report for more information.

                                                                             Year Ended December 31,
                                                        --------------------------------------------
                                                           2003(3)      2002(4)      2001(5)      2000(6)      1999(7)
                                                        -----------  -----------  -----------  -----------  ----------
                                                                     (In thousands, except per unit data)
Income and Cash Flow Data:
Revenues............................................    $ 6,624,322  $ 4,237,057  $ 2,946,676  $   816,442  $   428,749
Cost of product sold................................      4,880,118    2,704,295    1,657,689      124,641       16,241
Operating expense...................................        459,936      427,805      396,354      182,445      104,970
Fuel and power......................................        108,112       86,413       73,188       43,216       31,745
Depreciation, depletion and amortization............        219,032      172,041      142,077       82,630       46,469
General and administrative..........................        150,435      122,205      113,540       67,949       41,917
                                                        -----------  -----------  -----------  -----------  -----------
Operating income....................................        806,689      724,298      563,828      315,561      187,407
Earnings from equity investments....................         92,199       89,258       84,834       71,603       42,918
Amortization of excess cost of equity investments...         (5,575)      (5,575)      (9,011)      (8,195)      (4,254)
Interest expense....................................       (182,777)    (178,279)    (175,930)     (97,102)     (54,336)
Interest income and other, net......................            (33)      (6,042)      (5,005)      10,415       20,393
Income tax provision................................        (16,631)     (15,283)     (16,373)     (13,934)      (9,826)
                                                        -----------  -----------  -----------  -----------  -----------
Income before cumulative effect  of a change in
   accounting principle.............................        693,872      608,377      442,343      278,348      182,302
Cumulative effect of a change in accounting
   principle........................................          3,465           --           --           --           --
                                                        -----------  -----------  -----------  -----------  -----------
Net income..........................................    $   697,337  $   608,377  $   442,343  $   278,348  $   182,302
General Partner's interest in net income............        326,524      270,816      202,095      109,470       56,273
Limited Partners' interest in net income............    $   370,813  $   337,561  $   240,248  $   168,878  $   126,029

Basic and Diluted Limited Partners' Net Income per
unit:
Income before cumulative effect  of a change in
   accounting principle(1)..........................    $      1.98  $      1.96  $      1.56  $      1.34  $      1.29
Cumulative effect of a change in accounting
   principle........................................           0.02           --           --           --           --
                                                        -----------  -----------  -----------  -----------  -----------
Net income..........................................    $      2.00  $      1.96  $      1.56  $      1.34  $      1.29

Per unit cash distribution paid.....................    $      2.58  $      2.36  $      2.08  $      1.60  $      1.39
Additions to property, plant and equipment..........    $   576,979  $   542,235  $   295,088  $   125,523  $    82,725

Balance Sheet Data (at end of period):
Net property, plant and  equipment                      $ 7,091,558  $ 6,244,242  $ 5,082,612  $ 3,306,305  $ 2,578,313
Total assets...............                             $ 9,139,182  $ 8,353,576  $ 6,732,666  $ 4,625,210  $ 3,228,738
Long-term debt(2)..........                             $ 4,316,678  $ 3,659,533  $ 2,237,015  $ 1,255,453  $   989,101
Partners' capital..........                             $ 3,510,927  $ 3,415,929  $ 3,159,034  $ 2,117,067  $ 1,774,798
----------

(1) Represents income before cumulative effect of a change in accounting principle per unit adjusted for the two-for-one split of units on August 31, 2001. Basic Limited Partners' income per unit before cumulative effect of a change in accounting principle was computed by dividing the interest of our unitholders in income before cumulative effect of a change in accounting principle by the weighted average number of units outstanding during the period. Diluted Limited Partners' net income per unit reflects the potential dilution, by application of the treasury stock method, that could occur if options to issue units were exercised, which would result in the issuance of additional units that would then share in our net income.

(2)  Excludes market value of interest rate swaps.

(3) Includes results of operations for the bulk terminal operations acquired from M.J. Rudolph Corporation, the additional 12.75% interest in the SACROC unit, the five refined petroleum products terminals acquired from Shell, the additional 42.5% interest in the Yates field unit, the crude oil gathering operations surrounding the Yates field unit, an additional 65% interest in the Pecos Carbon Dioxide Company, the remaining approximate 32% interest in MidTex Gas Storage Company, LLP, the seven refined petroleum products terminals acquired from ConocoPhillips and two bulk terminal facilities located in Tampa, Florida since dates of acquisition. We acquired certain bulk terminal operations from M.J. Rudolph on January 1, 2003. The additional 12.75% interest in SACROC was acquired on June 1, 2003. The five refined petroleum products terminals were acquired October 1, 2003. The additional 42.5% interest in the Yates field unit, the Yates gathering system and the additional 65% interest in Pecos Carbon Dioxide Company were acquired on November 1, 2003. The additional 32% ownership interest in MidTex was acquired November 1, 2003. The seven refined petroleum products terminals were acquired December 11, 2003, and the two bulk terminal facilities located in Tampa, Florida were acquired on December 10 and 23, 2003.

(4) Includes results of operations for the additional 10% interest in the Cochin Pipeline System, Kinder Morgan Materials Services LLC (formerly Laser Materials Services LLC), the 66 2/3% interest in International Marine Terminals, Tejas Gas, LLC, Milwaukee Bagging Operations, the remaining 33 1/3% interest in Trailblazer Pipeline Company, the Owensboro Gateway Terminal and IC Terminal Holdings Company and Consolidated Subsidiaries since dates of acquisitions. The additional interest in Cochin was acquired on December 31, 2001. Kinder Morgan Materials Services LLC was acquired on January 1, 2002. We acquired a 33 1/3% interest in International Marine Terminals on January 1, 2002 and an additional 33 1/3% interest on February 1, 2002. Tejas Gas, LLC was acquired on January 31, 2002. The Milwaukee Bagging Operations were acquired on May 1, 2002. The remaining interest in Trailblazer was acquired on May 6, 2002. The Owensboro Gateway Terminal and IC Terminal Holdings Company and Subsidiaries were acquired on September 1, 2002.

(5) Includes results of operations for the remaining 50% interest in the Colton Processing Facility, Kinder Morgan Texas Pipeline, Casper and Douglas gas gathering assets, 50% interest in Coyote Gas Treating, LLC, 25% interest in Thunder Creek Gas Services, LLC, Central Florida Pipeline LLC, Kinder Morgan Liquids Terminals LLC, Pinney Dock & Transport LLC, CALNEV Pipe Line LLC, 34.8% interest in the Cochin Pipeline System, Vopak terminal LLCs, Boswell terminal assets, Stolt-Nielsen terminal assets and additional gasoline and gas plant interests since dates of acquisition. The remaining interest in the Colton Processing Facility, Kinder Morgan Texas Pipeline, Casper and Douglas gas gathering assets and our interests in Coyote and Thunder Creek were acquired on December 31, 2000. Central Florida and Kinder Morgan Liquids Terminals LLC were acquired January 1, 2001. Pinney Dock was acquired March 1, 2001. CALNEV was acquired March 30, 2001. Our second investment in Cochin, representing a 2.3% interest, was made on June 20, 2001. Vopak terminal LLCs were acquired July 10, 2001. Boswell terminals were acquired August 31, 2001. Stolt-Nielsen terminals were acquired on November 8 and 29, 2001, and our additional interests in the Snyder Gasoline Plant and the Diamond M Gas Plant were acquired on November 14, 2001.

(6) Includes results of operations for Kinder Morgan Interstate Gas Transmission, 66 2/3% interest in Trailblazer, 49% interest in Red Cedar, Milwaukee Bulk Terminals, Dakota Bulk Terminal, remaining 80% interest in Kinder Morgan CO2 Company, L.P., Devon Energy carbon dioxide properties, Kinder Morgan Transmix Company, LLC, a 32.5% interest in Cochin Pipeline System and Delta Terminal Services LLC since dates of acquisition. Kinder Morgan Interstate Gas Transmission, Trailblazer assets, and our 49% interest in Red Cedar were acquired on December 31, 1999. Milwaukee Bulk Terminals, Inc. and Dakota Bulk Terminal, Inc. were acquired on January 1, 2000. The remaining 80% interest in Kinder Morgan CO2 Company, L.P. was acquired April 1, 2000. The Devon Energy carbon dioxide properties were acquired June 1, 2000. Kinder Morgan Transmix Company, LLC was acquired on October 25, 2000. Our 32.5% interest in Cochin was acquired on November 3, 2000, and Delta Terminal Services LLC was acquired on December 1, 2000.

(7) Includes results of operations for 51% interest in Plantation Pipe Line Company, Products Pipelines' initial transmix operations and 33 1/3% interest in Trailblazer Pipeline Company since dates of acquisition. Our second investment in Plantation, representing a 27% interest was made on June 16, 1999. The Products Pipelines' initial transmix operations were acquired on September 10, 1999, and our initial 33 1/3% investment in Trailblazer was made on November 30, 1999.

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

   Additional sections in this report which should be helpful to your reading of our Management Discussion include the following:

   o a description of our business strategy and management philosophy, found in Items 1 and 2 "Business and Properties-Business Strategy";

   o a description of recent developments during 2003, found in Items 1 and 2 "Business and Properties-Recent Developments"; and

   o a description of our risk factors, found in Items 1 and 2 "Business and Properties-Risk Factors."

Critical Accounting Policies and Estimates

Certain amounts included in or affecting our Consolidated Financial Statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

   In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the fair values used to determine possible asset impairment charges, provisions for uncollectible accounts receivable, exposures under contractual indemnifications and various other recorded or disclosed amounts. However, we believe that certain accounting policies covering the matters discussed below are of more significance in our financial statement preparation process than others.

   Environmental Matters

   With respect to our environmental exposure, we utilize both internal staff and external experts to assist us in identifying environmental issues and in estimating the costs and timing of remediation efforts. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are reasonably determinable. In December 2002, after a thorough review of potential environmental issues that could impact our assets or operations, we recognized a $0.3 million reduction in environmental expense and in our overall accrued environmental liability, and we included this amount within Other, net in the accompanying Consolidated Statement of Income for 2002. The $0.3 million income item resulted from adjusting and realigning our environmental expenses and accrued liabilities between our reportable business segments, specifically between our Products Pipelines and our Terminals business segments. The $0.3 million reduction in environmental expense resulted from a $15.7 million loss in our Products Pipelines business segment and a $16.0 million gain in our Terminals business segment.

   Legal Matters

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

   SFPP, L.P. is the subsidiary limited partnership that owns our Pacific operations, excluding CALNEV Pipe Line LLC and related terminals acquired from GATX Corporation. Tariffs charged by SFPP are subject to certain proceedings at the Federal Energy Regulatory Commission involving shippers' complaints regarding the interstate rates, as well as practices and the jurisdictional nature of certain facilities and services, on our Pacific operations' pipeline systems. Generally, the interstate rates on our Pacific operations' pipeline systems are "grandfathered" under the Energy Policy Act of 1992 unless "substantially changed circumstances" are found to exist. To the extent "substantially changed circumstances" are found to exist, our Pacific operations may be subject to substantial exposure under these FERC complaints. We currently believe that these FERC complaints seek approximately $154 million in tariff reparations and prospective annual tariff reductions, the aggregate average annual impact of which would be approximately $45 million. However, even if "substantially changed circumstances" are found to exist, we believe that the resolution of these FERC complaints will be for amounts substantially less than the amounts sought. For more information on our Pacific operations' regulatory proceedings, see Note 16 to the Consolidated Financial Statements included elsewhere in this report.

   Intangible Assets

   With respect to goodwill and other intangible assets having indefinite useful economic lives, effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." These accounting pronouncements introduced the concept of indefinite life intangible assets and required us to prospectively cease amortizing all of our intangible assets having indefinite useful economic lives, including goodwill. Such assets are not to be amortized until their lives are determined to be finite. The new rules also impact future period net income by an amount equal to the discontinued goodwill amortization offset by goodwill impairment charges, if any, and adjusted for any differences between the old and new rules for defining intangible assets on future business combinations. Additionally, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. We completed this initial transition impairment test in June 2002 and determined that our goodwill was not impaired as of January 1, 2002. We have selected an impairment measurement test date of January 1 of each year and we have determined that our goodwill was not impaired as of January 1, 2004. As of January 1, 2004, our goodwill was $729.5 million.

Results of Operations

                                                              Year Ended December 31,
                                                      ------------------------------------
                                                         2003         2002         2001
                                                      ----------   ----------   ----------
                                                                  (In thousands)
  Earnings before depreciation, depletion and
    amortization expense and amortization of excess
    cost of equity investments
    Products Pipelines.............................   $  441,600   $  411,604   $  383,920
    Natural Gas Pipelines..........................      373,350      325,454      226,770
    CO2............................................      203,599      132,196      111,666
    Terminals......................................      240,776      224,963      167,512
                                                      ----------   ----------   ----------
      Segment earnings before DD&A and amort. of
        excess cost of equity investments(a).......    1,259,325    1,094,217      889,868

    Total consolidated DD&A expense................     (219,032)    (172,041)    (142,077)
    Total consolidated amort. of excess cost of
      invests......................................       (5,575)      (5,575)      (9,011)
    Interest and corporate administrative
      expenses(b)..................................     (337,381)    (308,224)    (296,437)
                                                      ----------   ----------   ----------
      Net income...................................   $  697,337   $  608,377   $  442,343
                                                      ==========   ==========   ==========
----------

(a) Includes revenues, earnings from equity investments, income taxes and other, net, less operating expenses.

(b) Includes interest and debt expense, general and administrative expenses, minority interest expense and cumulative effect adjustment from a change in accounting principle (2003 only).


   In 2003, we again achieved record levels of net income, earnings per unit, earnings before depreciation, depletion and amortization, and revenues. The fiscal year ended December 31, 2003 marked the sixth successive year since the change in control of our general partner in February 1997 that we have improved on all four of these operating measures.

   In 2003, our net income was $697.3 million ($2.00 per diluted unit) on revenues of $6,624.3 million, compared to net income of $608.4 million ($1.96 per diluted unit) on revenues of $4,237.1 million in 2002, and net income of $442.3 million ($1.56 per diluted unit) on revenues of $2,946.7 million in 2001. In 2003, we benefited from a cumulative effect adjustment of $3.4 million related to a change in accounting for asset retirement obligations pursuant to our adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003. Our 2003 income before the cumulative effect adjustment totaled $693.9 million ($1.98 per diluted unit). For more information on this cumulative effect adjustment from a change in accounting principle, see Note 4 to our Consolidated Financial Statements, included elsewhere in this report. Equity earnings from our investments accounted for under the equity method of accounting, net of expense from amortization of excess investment costs, were $86.6 million in 2003, $83.7 million in 2002 and $75.8 million in 2001.

   Because our partnership agreement requires us to distribute 100% of our available cash to our partners on a quarterly basis, we look at each period's earnings before all non-cash depreciation, depletion and amortization expenses (including amortization of excess cost of equity investments) as an important measure of our success in maximizing returns to our partners. Available cash, as defined in our partnership agreement, consists primarily of all cash receipts, less cash disbursements and net additions to reserves. Our general partner and our common and Class B unitholders receive quarterly distributions in cash, while KMR, the sole owner of our i-units, receives quarterly distributions in additional i-units. The value of the quarterly per-share distribution of i-units is based on the value of the quarterly per-share cash distribution made to our common and Class B unitholders.

   In both 2003 and 2002, all four of our reportable business segments reported year-to-year increases in earnings before depreciation, depletion and amortization. The increases in our earnings before depreciation, depletion and amortization in 2003 over 2002 were primarily due to higher earnings from our CO2 and Natural Gas Pipelines business segments. Our CO2 segment benefited from both increased activity in oil field operations and the acquisition of additional working interests in oil producing properties. These acquisitions included the following:

   o effective June 1, 2003, we acquired MKM Partners, L.P.'s 12.75% ownership interest in the SACROC oil field unit for $23.3 million and the assumption of $1.9 million of liabilities. This transaction increased our ownership interest in the SACROC unit to approximately 97%; and

   o effective November 1, 2003, we acquired certain assets in the Permian Basin of West Texas from a subsidiary of Marathon Oil Corporation for $231.0 million and the assumption of $28.0 million of liabilities. The assets acquired included Marathon's approximate 42.5% interest in the Yates oil field unit, the crude oil gathering system surrounding the Yates field and Marathon's 65% ownership interest in the Pecos Carbon Dioxide Pipeline Company. This transaction increased our ownership interest in the Yates unit to nearly 50% and allowed us to become operator of the field.

   Our Natural Gas Pipelines segment benefited from increases in natural gas transportation, storage and sales activities. This increase was primarily due to the further integration of our Kinder Morgan Tejas and Kinder Morgan Texas Pipeline systems, and to our newly completed North Texas and Mier-Monterrey, Mexico pipeline systems. We acquired Kinder Morgan Tejas, formerly Tejas Gas, LLC, effective January 31, 2002. Our North Texas and Mier-Monterrey pipeline systems began operations in August 2002 and March 2003, respectively. We also benefited from the inclusion of a full year of expanded operations on our Trailblazer Pipeline. In May 2002, we completed an expansion project that increased Trailblazer's transportation capacity by approximately 60%. The acquisition, construction and subsequent integration of all of our natural gas related operations, especially within and around the State of Texas, has resulted in an integrated and valuable portfolio of natural gas businesses.

   The increase in total segment earnings before depreciation, depletion and amortization in 2002 over 2001 was primarily due to higher earnings from our Natural Gas Pipelines and Terminals business segments. The increase was attributable to both solid internal growth and to contributions from acquired assets. Our significant acquisitions included the purchase of Kinder Morgan Tejas, as well as the acquisition of various bulk and liquid terminal businesses acquired since the end of 2001. For more information on our acquisitions, please see Note 3 to our Consolidated Financial Statements, included elsewhere in this report.

   Additionally, we declared a record cash distribution of $0.68 per unit for the fourth quarter of 2003 (an annualized rate of $2.72). Our distribution for the fourth quarter of 2003 was 9% higher than the $0.625 per unit distribution we made for the fourth quarter of 2002, and 24% higher than the $0.55 per unit distribution we made for the fourth quarter of 2001. We expect to declare cash distributions of at least $2.84 per unit for 2004, however, no assurance can be given that we will be able to achieve this level of distribution.

   Products Pipelines
                                                                 Year Ended December 31,
                                                      ---------------------------------------------
                                                           2003            2002           2001
                                                      -------------   -------------   -------------
                                                       (In thousands, except operating statistics)
    Revenues.......................................   $     585,376   $     576,542   $     605,392
    Operating expenses(a)..........................        (169,526)       (169,782)       (240,537)
    Earnings from equity investments...............          30,948          28,998          28,278
    Other, net(b)..................................           6,471         (14,000)            440
    Income taxes...................................         (11,669)        (10,154)         (9,653)
                                                      -------------   -------------   -------------
      Earnings before DD&A and amort. of excess
        cost of equity investments.................         441,600         411,604         383,920

    Depreciation, depletion and amortization expense        (67,345)        (64,388)        (65,864)
    Amortization of excess cost of equity
     investments...................................          (3,281)         (3,281)         (5,592)
                                                      -------------   -------------   -------------
      Segment earnings.............................   $     370,974   $     343,935   $     312,464
                                                      =============   =============   =============

    Refined product volumes (MMBbl)................           723.7           733.0           724.6
    Natural gas liquids (MMBbl)....................            42.2            44.4            45.5
                                                       ------------    ------------    ------------
    Total delivery volumes (MMBbl)(c)..............           765.9           777.4           770.1
                                                       ============    ============    ============

----------

(a) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(b) Amounts for 2002 include environmental expense adjustments resulting in a $15.7 million loss to our Products Pipelines business segment and a $16.0 million gain to our Terminals business segment.
(c) Includes Pacific, Plantation, North System, CALNEV, Central Florida, Cypress and Heartland pipeline volumes.

   Our Products Pipelines segment reported earnings before depreciation, depletion and amortization of $441.6 million on revenues of $585.4 million in 2003. This compared to earnings before depreciation, depletion and amortization of $411.6 million on revenues of $576.5 million in 2002 and earnings before depreciation, depletion and amortization of $383.9 million on revenues of $605.4 million in 2001.

   As noted in the table above, the segment's 2002 earnings include a $15.7 million loss from the adjustment and realignment of our environmental liabilities referred to above in our "Critical Accounting Policies and Estimates." Excluding this 2002 environmental loss, segment earnings before depreciation, depletion and amortization increased $14.3 million (3%) in 2003 compared to 2002. This increase resulted from higher earnings from our Pacific operations, North System, CALNEV Pipe Line LLC, Transmix operations, Central Florida Pipeline, our approximate 51% ownership interest in Plantation Pipe Line Company and our West Coast product terminals. Earnings in 2003 were positively impacted by higher revenues, mainly from fees for ethanol blending services at our Pacific operations and West Coast terminals and revenues from product deliveries related to overall strong demand for diesel fuel. The overall increase was offset by lower earnings before depreciation, depletion and amortization from both our 44.8% ownership interest in the Cochin pipeline system and our Cypress Pipeline mainly due to lower operating revenues. In addition, due to the continuing process of converting from methyl tertiary-butyl ether (MTBE) to ethanol in the State of California, we realized a small reduction in California gasoline volumes. MTBE-blended gasoline is being replaced by an ethanol blend and ethanol is not shipped in our pipelines; however, fees that we earn from ethanol-related services at our terminals positively contribute to our earnings. As of December 31, 2003, we had ethanol blending facilities in place at all of our California terminals necessary to serve all of our customers. We do not anticipate that the switch to ethanol from MTBE will have a material adverse effect on our Products Pipeline segment.

   Excluding the 2002 environmental loss, segment earnings before depreciation, depletion and amortization increased $43.4 million (11%) in 2002 compared to 2001. All of our Products Pipelines businesses reported year-over-year increases, with the exception of Plantation, where earnings were essentially flat across both years. The overall increase was driven by higher earnings before depreciation, depletion and amortization from our CALNEV pipeline and terminal operations, where we benefited from including a full year of operations in 2002 versus nine months in 2001. We acquired CALNEV Pipe Line LLC on March 30, 2001. In addition to CALNEV, we realized higher earnings before depreciation, depletion and amortization expenses in 2002 compared to 2001 from all of the following businesses: our proportionate interest in Cochin, our Pacific operations, Central Florida Pipeline, Transmix operations, West Coast terminals, North System and our Cypress Pipeline.

   The $8.9 million (2%) increase in segment revenues in 2003 compared to 2002 was driven by a $7.1 million (2%) increase in combined revenues from our Pacific operations and West Coast terminals, largely due to increased terminal services. Revenues from our North System increased $3.9 million (11%) in 2003 versus 2002. Although throughput deliveries on our North System dropped by 4% in 2003, we benefited from a 15% increase in average tariff rates as a result of an increased cost of service tariff agreement filed with the Federal Energy Regulatory Commission in May 2003. Revenues from our CALNEV Pipeline increased $2.9 million (6%) in 2003 versus 2002, due to higher revenues from both refined product deliveries and fees associated with ethanol blending operations. CALNEV benefited from a 5% increase in the average tariff per barrel moved, due mostly to an increase in transportation of longer-haul, higher margin barrels. Revenues from our Transmix operations increased $1.6 million (6%) in 2003 compared to 2002, primarily due to higher processing volumes at our transmix facilities located in Richmond, Virginia and Indianola, Pennsylvania. Revenues from our Central Florida Pipeline operations also increased by $1.6 million (5%) in 2003 versus 2002, due to higher storage revenues at our liquids terminal located in Tampa, Florida and to higher refined product delivery revenues associated with a 2% increase in delivery volumes.

   The overall increase in segment revenues in 2003 compared to the prior year was offset by a $7.5 million (23%) decrease in revenues from our investment in the Cochin pipeline system and a $1.1 million (16%) decrease in revenues earned from our Cypress Pipeline. In 2003, Cochin's earnings and revenues were negatively impacted by lower delivery volumes associated with decreased propane production in western Canada and by a pipeline rupture and fire in July. The drop in propane production was a reaction to lower profit margins from the extraction and sale of natural gas liquids caused by the rise in natural gas prices since the end of 2002, and the pipeline rupture and fire led to the shut down of the system for 29 days during the third quarter. The year-to-year drop in Cypress' revenues was due to lower throughput volumes and to customers catching up on liquids volumes earned but not delivered in prior periods. Combining all of the segment's operations, total throughput delivery of refined petroleum products, consisting of gasoline, diesel fuel and jet fuel, decreased 1.3% in 2003 compared to 2002. This decrease reflects the impact of the 2003 transition from MTBE-blended gasoline to ethanol-blended gasoline, and the fact that ethanol cannot be transported via pipeline but must instead be blended at terminals. Our combined diesel and jet fuel deliveries, however, increased 1.8% in 2003 versus 2002, mainly due to a 5.7% increase in diesel delivery volumes and to improvement in jet fuel delivery volumes in the fourth quarter of 2003.

   The $28.9 million (5%) decrease in revenues and the $70.8 million (29%) decrease in operating expenses in 2002 compared to 2001 include reductions of $67.8 million in transmix revenues and $68.6 million in transmix expenses, both resulting from our long-term transmix processing agreement with Duke Energy Merchants. During the first quarter of 2001, we entered into a 10-year agreement with Duke Energy Merchants to process transmix on a fee basis only. Under the agreement, Duke Energy Merchants is responsible for procurement of the transmix and sale of the products after processing. This agreement allows us to eliminate commodity price exposure in our transmix operations.

   Excluding the decrease in transmix revenues, segment revenues increased $38.9 million (6%) in 2002 compared to the prior year. The increase was mainly due to a $14.7 million (40%) increase in revenues earned from our CALNEV Pipeline, the result of an almost 2% increase in average pipeline tariff rates and the inclusion, in 2002, of a full year of operations versus nine months in 2001. Our proportionate share of revenues from the Cochin pipeline system increased $12.0 million (59%) in 2002 compared to 2001 as a result of higher volumes and tariffs as well as increases related to our additional 10% ownership interest acquired on December 31, 2001. Our Pacific operations reported a $10.6 million (4%) increase in revenues in 2002 compared to 2001. Although mainline delivery volumes remained flat in 2002, compared to the prior year, overall revenues were higher due to a 2% increase in average pipeline tariff rates and higher non-transportation revenues. For all products pipelines owned or operated at both December 31, 2002 and 2001, total throughput delivery of refined petroleum products was up 1.2% in 2002 over 2001. Our gasoline delivery volumes increased 4.5% in 2002, compared to a 2.6% increase nationally. Although our total jet fuel delivery volumes were down 3.8% in 2002, reflecting the effects of the September 11, 2001 terrorist attacks, deliveries of jet fuel improved steadily throughout the year.

   The segment's operating expenses remained flat in 2003, compared to 2002, and, excluding the $68.6 million decrease in our transmix cost of sales expense referred to above, the segment's operating expenses increased only $2.2 million (1%) in 2002, compared to 2001. This increase was primarily due to higher operating and maintenance expenses on the Cochin pipeline system, due to the increase in delivery volumes and our additional ownership interest.

   Earnings from equity investments consist primarily of earnings from our approximate 51% ownership interest in Plantation Pipe Line Company and our 50% ownership interest in Heartland Pipeline Company, both accounted for under the equity method of accounting. Earnings from our Products Pipelines' equity investments were $30.9 million in 2003, $29.0 million in 2002 and $28.3 million in 2001.

   The $1.9 million (7%) increase in equity earnings in 2003 versus 2002 was primarily due to a $1.5 million (5%) increase in equity earnings related to our ownership interest in Plantation. The increase resulted primarily from higher litigation settlement costs recognized during the fourth quarter of 2002, partially offset by lower earnings from product deliveries in 2003. The decrease in earnings from product deliveries were mainly due to lower revenues associated with a 4% decrease in product delivery volumes in 2003 compared to 2002. The decrease in delivery volumes in 2003 compared to 2002 resulted from longer than anticipated refinery maintenance, weather and a new specification for Atlanta, Georgia gasoline, which some of the refiners that supply Plantation did not make in 2003. In 2002, Plantation delivered a record level of refined products. The $0.7 million (2%) increase in equity earnings in 2002 versus 2001 was again due to an increase in our proportionate share of Plantation's earnings. In 2002, Plantation had both higher revenues, lower operating expenses and lower interest expenses than in 2001. The higher revenues resulted from record delivery volumes, the lower operating expenses resulted from lower power costs and the lower interest expenses resulted from lower average borrowing rates. In December 2000, we assumed the operating duties of Plantation Pipe Line Company pursuant to an agreement reached with the other owner of Plantation.

   Excluding the 2002 environmental loss, other income items increased $4.7 million in 2003 versus 2002, mainly due to gains realized from sales of property, plant and equipment by our Pacific operations. The year-to-year increases in income taxes from 2001 to 2002 and from 2002 to 2003 primarily related to the overall growth in taxable income related to the operations of Plantation Pipe Line Company.

   Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of investments, were $70.6 million, $67.7 million and $71.5 million in each of the years ended December 31, 2003, 2002 and 2001, respectively. The $2.9 million (4%) increase in 2003 versus 2002 was driven by higher property and plant depreciation expenses from our Pacific operations, CALNEV Pipeline and West Coast terminals. This increase was related to the capital spending we have made since the end of 2002 in order to strengthen and enhance our business operations on the West Coast. The $3.8 million (5%) decrease in 2002 versus 2001 was primarily due to a $2.3 million decrease in expenses from the amortization of excess investment costs, related to our 51% ownership interest in Plantation Pipe Line Company. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" and ceased amortizing the amount of our equity investment costs that exceeded the underlying fair value of net assets. For more information on our adoption of SFAS No. 142, see Note 8 to our Consolidated Financial Statements, included elsewhere in this report.

   In addition, on July 30, 2003, we experienced a rupture on our Pacific operations' Tucson to Phoenix line. Through a combination of increased deliveries on our Los Angeles to Phoenix line and terminal modifications at our Tucson terminal that allowed volumes of Phoenix-grade gasoline to be trucked into Phoenix, we were able to deliver most of the volumes into the Phoenix area which normally flow through the ruptured line. The 8-inch diameter line, which was temporarily taken out of service on August 8, 2003, resumed service on August 24, 2003. The impact of the rupture on our results of operations for 2003 was not material.

   For 2004, we currently expect that our Products Pipelines segment will report earnings before depreciation, depletion and amortization expense of approximately $483 million, an approximate 9% increase over 2003. The earnings increase is expected to be driven by a continued improvement in gasoline and jet fuel delivery volumes, planned capital improvements and expansions, terminal acquisitions and expected adjustments to FERC-indexed tariff rates.

   Natural Gas Pipelines
                                                               Year Ended December 31,
                                                    ---------------------------------------------
                                                         2003            2002            2001
                                                    -------------   -------------   -------------
                                                     (In thousands, except operating statistics)
  Revenues.......................................   $   5,316,853   $   3,086,187   $   1,869,315
  Operating expenses(a)..........................      (4,967,531)     (2,784,278)     (1,665,852)
  Earnings from equity investments...............          24,012          23,887          22,558
  Other, net.....................................           1,082              36             749
  Income taxes...................................          (1,066)           (378)              -
                                                    -------------   -------------   -------------
    Earnings before DD&A and amort. of excess
      cost of equity investments.................         373,350         325,454         226,770

  Depreciation, depletion and amortization
   expense.......................................         (53,785)        (48,411)        (31,564)
  Amortization of excess cost of equity
   investments...................................            (277)           (277)         (1,402)
                                                    -------------   -------------   -------------
    Segment earnings.............................   $     319,288   $     276,766   $     193,804
                                                    =============   =============   =============

  Natural gas transport volumes (Bcf)(b).........         1,244.9         1,105.3           977.1
                                                    =============   =============   =============
  Natural gas sales volumes (Bcf)(c).............           906.0           882.8           359.5
                                                    =============   =============   =============

----------

(a) Includes natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(b) Includes Kinder Morgan Interstate Gas Transmission, Texas Intrastate group and Trailblazer pipeline volumes.
(c) Represents Texas Intrastate group. Sales volumes for 2002 include first quarter sales volumes for Kinder Morgan Tejas, which was under prior management, and may not be comparable. Sales volumes for 2001 include KMTP only.


   Our Natural Gas Pipelines segment reported earnings before depreciation, depletion and amortization of $373.4 million on revenues of $5,316.9 million in 2003. This compared to earnings before depreciation, depletion and amortization of $325.5 million on revenues of $3,086.2 million in 2002 and earnings before depreciation, depletion and amortization of $226.8 million on revenues of $1,869.3 million in 2001.

   The segment's $47.9 million (15%) increase in earnings before depreciation, depletion and amortization as well as its increases in both revenues and operating expenses in 2003 compared to 2002, were primarily attributable to internal growth on our Texas intrastate gas pipeline systems and to contributions from two pipeline expansion projects: our North Texas Pipeline, completed in August 2002, and our Mier-Monterrey Mexico Pipeline, completed in March 2003.

   The combined operations of Kinder Morgan Tejas and Kinder Morgan Texas Pipeline, the two major components of our Texas Intrastate group, accounted for $30.7 million of the segment's total increase in earnings before depreciation, depletion and amortization in 2003, compared to 2002. The increase was driven by higher natural gas sale volumes and higher earnings from storage and transportation services. Our Kinder Morgan Tejas' operations include a 3,400-mile intrastate natural gas pipeline system that has access to a number of natural gas supply basins in Texas. The acquisition and subsequent integration of Kinder Morgan Tejas' assets with our Kinder Morgan Texas Pipeline, has produced a strategic and complementary intrastate pipeline business that purchases, sells and transports significant volumes of natural gas. Since our acquisition of Kinder Morgan Tejas, we have increased the interconnection capability between its system and Kinder Morgan Texas Pipeline, improved systems processes and controls and further refined the management of risk associated with the sale and transmission of natural gas. Our objective is to match every purchase and sale, thus locking-in the equivalent of a transportation fee. We manage any remaining price risk by the use of energy financial instruments.

   Combined, our North Texas Pipeline and our Mier-Monterrey Pipeline accounted for $14.9 million of the segment's total increase in earnings before depreciation, depletion and amortization in 2003, compared to 2002. Included in this amount are 2003 earnings before depreciation, depletion and amortization of $9.2 million from the start-up of our Mier-Monterrey Pipeline. The pipeline stretches from south Texas to Monterrey, Mexico and can transport up to 375,000 dekatherms per day of natural gas. We have entered into a 15-year contract with Pemex Gas Y Petroquimica Basica, which has subscribed for all of the capacity on the pipeline. The pipeline connects to a 1,000-megawatt power plant complex and to the PEMEX natural gas transportation system. By integrating the operations of our North Texas and Mier-Monterrey pipeline systems with our Texas intrastate systems, by entering into new long-term transportation, storage and sales contracts with customers like BP and Pemex, and by extending existing contracts with other customers, the segment increased total natural gas transport volumes by 13% and natural gas sales volumes by nearly 3% in 2003, compared to 2002.

   The segment's $98.7 million (44%) increase in earnings before depreciation, depletion and amortization in 2002 compared to 2001, as well as the significant increases in both revenues and operating expenses between these two years, related primarily to our January 31, 2002 acquisition of Kinder Morgan Tejas and its subsequent integration with Kinder Morgan Texas Pipeline. The intrastate systems accounted for $83.4 million of the segment's total increase in earnings before depreciation, depletion and amortization in 2002, compared to 2001. Both Kinder Morgan Tejas and Kinder Morgan Texas Pipeline operate intrastate natural gas pipelines within the State of Texas and both purchase and sell significant volumes of natural gas, which is transported through their pipeline systems. The purchase and sale activity results in considerably higher revenues and operating expenses compared to our Rocky Mountain interstate natural gas pipeline systems:
Kinder Morgan Interstate Gas Transmission and Trailblazer Pipeline Company. Both KMIGT and Trailblazer charge a transportation fee for gas transmission service but neither system has significant gas purchases and resales.

   Together, our Rocky Mountain pipelines accounted for $4.6 million and $12.4 million of the segment's total year-to-year increases in earnings before depreciation, depletion and amortization for the years 2003 and 2002, respectively. The increase in both years was mainly due to the benefits resulting from an expansion of our Trailblazer pipeline system. In May 2002, we completed a $48 million expansion project that increased transportation capacity on the pipeline by approximately 60%. As a result, Trailblazer realized a 12% increase in natural gas transportation volumes in 2003 compared to 2002, and a 24% increase in natural gas transportation volumes in 2002 compared to 2001. In 2003, the segment also benefited from higher operational sales of natural gas at higher margins by KMIGT. The overall increase in segment earnings before depreciation, depletion and amortization in 2003 compared to 2002 included a $2.4 million (14%) decrease in earnings from our Casper and Douglas natural gas gathering and processing system, primarily due to higher natural gas liquids producer settlement payments, in 2003, resulting from increases in natural gas prices in the Rocky Mountain region since the end of 2002.

   We account for this segment's investments in Red Cedar Gas Gathering Company, Coyote Gas Treating, LLC and Thunder Creek Gas Services, LLC under the equity method of accounting. Earnings from these equity investments were relatively flat across all three years. In 2003, higher earnings from our investment in Thunder Creek were offset by lower earnings from our investment in Red Cedar. In 2002, the $1.3 million (6%) increase in equity earnings compared to 2001 resulted primarily from increases of $0.5 million from each of our 50% ownership interest in Coyote and our 25% ownership interest in Thunder Creek.

   Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of investments, were up $5.4 million (11%) in 2003 compared to 2002, primarily due to depreciation charges on the newly completed North Texas and Mier-Monterrey pipeline systems. The $15.7 million (48%) increase in depreciation, depletion and amortization charges in 2002 over 2001 were primarily the result of our Kinder Morgan Tejas acquisition and higher depreciation expense related to the completed expansion of our Trailblazer pipeline system.

   For 2004, we currently expect that our Natural Gas Pipelines segment will report earnings before depreciation, depletion and amortization expense of approximately $384 million, an approximate 3% increase over 2003. The earnings increase is expected to be driven by increases in storage and transportation services, additional earnings realized from the sale of natural gas at higher margins and the benefits of reaching new markets and customers by planned capital spending.

   CO2
                                                  Year Ended December 31,
                                        -----------------------------------
                                           2003         2002        2001
                                        ---------    ---------    ---------
                                     (In thousands, except operating statistics)

    Revenues..........................  $ 248,535    $ 146,280    $ 122,094
    Operating expenses(a).............    (82,055)     (50,524)     (44,973)
    Earnings from equity investments       37,198       36,328       33,998
    Other, net........................        (40)         112          547
    Income taxes......................        (39)           -            -
                                        ---------    ---------    ---------
      Earnings before DD&A and
       amort. of excess cost of
       equity investments.............    203,599      132,196      111,666

    Depreciation, depletion and
     amortization expense.............    (60,827)     (29,196)     (17,562)
    Amortization  of excess  cost of       (2,017)      (2,017)      (2,017)
     equity investments...............
                                        ---------    ---------    ---------
      Segment earnings................  $ 140,755    $ 100,983    $  92,087
                                        =========    =========    =========

    Carbon dioxide volumes
     transported (Bcf)(b).............      504.7        431.7        387.4
                                        =========    =========    =========
    SACROC Oil production (MBbl/d)....       20.2         13.0          9.1
                                        =========    =========    =========
----------

(a) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.

(b) Includes Cortez, Central Basin, Canyon Reef Carriers and Centerline pipeline volumes.


   Our CO2 segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates. In 2003, our CO2 segment reported earnings before depreciation, depletion and amortization of $203.6 million on revenues of $248.5 million. This compared to earnings before depreciation, depletion and amortization of $132.2 million on revenues of $146.3 million in 2002 and earnings before depreciation, depletion and amortization of $111.7 million on revenues of $122.1 million in 2001.

   Both the $71.4 million (54%) increase in earnings before depreciation, depletion and amortization and the $31.5 million (62%) increase in operating expenses in 2003 over 2002, and the $20.5 million (18%) increase in earnings before depreciation, depletion and amortization and the $5.6 million (12%) increase in operating expenses in 2002 over 2001, were chiefly due to higher oil production volumes and higher carbon dioxide pipeline delivery volumes. The increase in oil production was driven by both expansion projects at SACROC and by acquisitions of additional ownership interests in the SACROC and Yates oil field units, as referred to above.

   Oil production at SACROC, located in the Permian Basin of West Texas, increased 55% in 2003 compared to 2002, and 43% in 2002 compared to 2001. In 2003, we also benefited from an almost 6% increase in our realized weighted average price of oil per barrel (from $22.45 per barrel in 2002 to $23.73 per barrel in 2003). As a result of our oil reserve ownership interests, we are exposed to commodity price risk, but the risk is mitigated by our long-term hedging strategy that is intended to generate more stable realized prices. For more information on our hedging activities, see Note 14 to our Consolidated Financial Statements, included elsewhere in this report.

   Increases in oil field operations throughout the Permian Basin since the end of 2001 resulted in higher delivery volumes of carbon dioxide, including deliveries on our Central Basin Pipeline, our majority-owned Canyon Reef Carriers Pipeline, our 50% owned Cortez Pipeline and our new Centerline Pipeline, which began operations in May 2003. For these four pipelines combined, carbon dioxide delivery volumes increased 17% in 2003 and 11% in 2002. The Centerline Pipeline consists of approximately 113 miles of 16-inch diameter pipe located in the Permian Basin between Denver City, Texas and Snyder, Texas, and primarily transports carbon dioxide to the SACROC oil field unit. The pipeline transported 50.5 billion cubic feet of carbon dioxide during 2003. We do not recognize profits on carbon dioxide sales to ourselves.

   As discussed in Note 2 to our Consolidated Financial Statements, included elsewhere in this report, we capitalize the cost of CO2 that is injected into the SACROC unit as part of our enhanced oil recovery process. The CO2 costs incurred and capitalized as development costs for the SACROC unit were $45.1 million, $30.3 million and $12.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. We estimate that such costs will be approximately $56.0 million, $62.1 million and $52.8 million in 2004, 2005 and 2006, respectively. It is expected that, due to the nature of this enhanced recovery process and the underlying reservoir, the capitalized cost for CO2 in the 2005 through 2006 period will represent a peak and will decline thereafter.

   The year-to-year increases in operating expenses were primarily related to higher operating, maintenance, and fuel and power costs, all as a result of the higher oil production volumes. The $0.9 million (2%) increase in earnings from equity investments in 2003 compared to 2002 reflects the net of a $4.1 million (14%) increase in equity earnings from our 50% investment in Cortez Pipeline Company, partially offset by a $3.2 million (39%) decrease in equity earnings from our previous 15% interest in MKM Partners, L.P. The increase in earnings from our equity interest in Cortez was mainly due to higher carbon dioxide delivery volumes, lower average debt balances and slightly lower borrowing rates. Equity earnings from MKM Partners, L.P. was lower during 2003 due to the fact that we acquired the partnership's 12.75% ownership interest in the SACROC unit effective June 1, 2003, and the partnership was dissolved effective June 30, 2003. The $2.3 million (7%) increase in earnings from equity investments in 2002 compared to 2001 resulted from higher earnings from the segment's investment in Cortez, again mainly due to lower average debt balances and lower average borrowing rates, partially offset by slightly lower carbon dioxide delivery volumes in 2002 compared to 2001.

   Non-cash depreciation, depletion and amortization charges were up $31.6 million (101%) in 2003 compared to 2002, primarily due to higher production volumes, capital investments, and acquisitions of property interests since the end of 2002. The $11.6 million (59%) increase in depreciation, depletion and amortization charges in 2002 over 2001 were primarily the result of the capital expenditures we have made since the end of 2001, which resulted in a higher unit-of-production depletion rate.

   For 2004, we currently expect that our CO2 segment will report earnings before depreciation, depletion and amortization expense of approximately $322 million, an approximate 58% increase over 2003. The earnings increase is expected to be driven by the continuing development of the SACROC oil field unit, increased ownership interests in the Yates oil field unit for the full year (with oil production expected to be essentially even with 2003), and increased transportation of carbon dioxide volumes across all of our carbon dioxide pipelines.


   Terminals
                                                               Year Ended December 31,
                                                          2003           2002            2001
                                                     -------------   -------------   -------------
                                                     (In thousands, except operating statistics)
   Revenues.......................................   $     473,558   $     428,048   $     349,875
   Operating expenses(a)..........................        (229,054)       (213,929)       (175,869)
   Earnings from equity investments...............              41              45               -
   Other, net(b)..................................              88          15,550             226
   Income taxes...................................          (3,857)         (4,751)         (6,720)
                                                     -------------   -------------   -------------
     Earnings before DD&A and amort. of excess
       cost of equity investments.................         240,776         224,963         167,512
   Depreciation, depletion and amortization expense        (37,075)        (30,046)        (27,087)
   Amortization of excess cost of equity
    investments...................................               -               -               -
                                                     -------------   -------------   -------------
     Segment earnings.............................   $     203,701   $     194,917   $     140,425
                                                     =============   =============   =============

   Bulk transload tonnage (MMtons)(c).............            56.2            58.7            58.3
                                                     =============   =============   =============
   Liquids leaseable capacity (MMBbl).............            36.2            35.3            34.0
                                                     =============   =============   =============
   Liquids utilization %..........................            96.0%           97.0%           97.0%
                                                     =============   =============   =============

----------
(a) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(b) Amounts for 2002 include environmental expense adjustments resulting in a $15.7 million loss to our Products Pipelines business segment and a $16.0 million gain to our Terminals business segment.
(c) Includes Cora, Grand Rivers and Kinder Morgan Bulk Terminals aggregate terminal throughputs; excludes operatorship of LAXT bulk terminal.


   Our Terminals segment includes the operations of approximately 52 terminals that transload and store coal, dry-bulk materials and petrochemical-related liquids, as well as approximately 57 transload operations located throughout the United States. The segment reported earnings before depreciation, depletion and amortization of $240.8 million on revenues of $473.6 million in 2003. This compared to earnings before depreciation, depletion and amortization of $225.0 million on revenues of $428.0 million in 2002 and earnings before depreciation, depletion and amortization of $167.5 million on revenues of $349.9 million in 2001.

   As noted in the above table, the segment's 2002 earnings include a $16.0 million gain from the adjustment and realignment of our environmental liabilities referred to above in our "Critical Accounting Policies and Estimates." Excluding the 2002 environmental gain, segment earnings before depreciation and amortization increased $31.8 million (15%) in 2003 compared to 2002. Approximately half of this year-to-year increase was attributable to expansion projects at existing liquids terminals, and the remainder was attributable to solid contributions from the bulk and liquid terminal businesses we have acquired since September 1, 2002. The internal growth was driven by the ongoing expansion projects undertaken to increase leaseable liquids capacity at our liquid terminal facility located in Carteret, New Jersey on the New York Harbor, and at our Pasadena and Galena Park, Texas facilities, located along the Houston Ship Channel. These expansion projects have contributed to a 2.5% increase in our overall liquids terminals' leaseable capacity in 2003 compared to 2002, more than offsetting the slight 1% drop in our overall utilization percentage. Over half of the decline in utilization during 2003 was associated with tank maintenance.

   The acquisition of new terminal businesses acquired since September 1, 2002, included the following:

   o the Owensboro Gateway Terminal, acquired effective September 1, 2002;

   o the St. Gabriel Terminal, acquired effective September 1, 2002;

   o the purchase of four floating cranes at our bulk terminal facility in Port Sulphur, Louisiana in December 2002;

   o the bulk terminal businesses acquired from M.J. Rudolph Corporation, effective January 1, 2003; and

   o the two bulk terminal businesses in Tampa, Florida, acquired in December 2003.

   The above acquisitions accounted for $30.7 million of the total $45.6 million (11%) increase in revenues in 2003, compared to 2002. The remaining increase includes year-to-year increases of $9.1 million from our Carteret and Galena Park liquids terminal facilities and $5.1 million from our 66 2/3% ownership interest in the International Marine Terminals Partnership. The increase from Carteret and Galena Park was driven by expansion projects, additional liquids storage contracts and escalations in annual contract provisions. We have completed the construction of five 100,000 barrel petroleum products storage tanks at our Carteret facility since the end of the third quarter of 2002. The increase from IMT, which operates a bulk commodity transfer terminal facility located in Port Sulphur, Louisiana, was driven by an almost 10% increase in bulk tonnage transfer volume, primarily coal and iron ore, and by higher dockage revenues.

   The segment's overall increases in both earnings before depreciation, depletion and amortization and revenues in 2003 compared to 2002 included decreases of $1.8 million (24%) and $3.0 million (23%), respectively, from our Cora coal terminal facility located near Cora, Illinois. The decrease in coal revenues and earnings was primarily related to an expected decrease in coal tonnage handled under contract for the Tennessee Valley Authority. The TVA has diverted some of its business to new competing coal terminals that have come on-line since the end of 2002. The $15.1 million (7%) increase in operating expenses in 2003 compared to 2002 was due to the above acquisitions and to higher operating, maintenance and rental expenses at IMT, all resulting from the increase in transfer volumes.

   Excluding the 2002 environmental item mentioned above, segment earnings before depreciation, depletion and amortization increased $41.5 million (25%) in 2002, compared to 2001. Revenues and operating expenses increased $78.1 million (22%) and $38.1 million (22%) in 2002 versus 2001, respectively. This growth in earnings before depreciation, depletion and amortization, revenues and operating expenses was driven by the acquisitions and asset purchases that we have made since the last half of 2001 and internal growth.

   In addition to the acquisitions referred to above, these acquisitions included the following;

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

   o Kinder Morgan Materials Services LLC, formerly Laser Materials Services LLC, acquired effective January 1, 2002;

   o a 66 2/3% interest in International Marine Terminals Partnership (a 33 1/3% interest acquired effective January 1, 2002 and an additional 33 1/3% interest acquired effective February 1, 2002); and

   o the Milwaukee Bagging Operations, acquired effective May 1, 2002.

   Combined, all of our acquisitions since the last half of 2001 accounted for incremental amounts of $29.5 million in earnings before depreciation, depletion and amortization, $88.5 million in revenues and $58.5 million in operating expenses in 2002, compared to 2001. The remaining $12.0 million increase in segment earnings before depreciation, depletion and amoritization was attributable to internal growth at existing facilities, primarily driven by the expansion work at various terminals that were completed since the end of 2001. Expansion projects undertaken during 2002 at our Carteret and Pasadena terminals contributed to a 3.8% increase in the segment's leaseable capacity of liquids products, compared to the prior year. In addition, while adding the incremental capacity during 2002, we maintained a strong liquids capacity utilization rate of 97%, the same level reached in 2001. The segment's overall increases in earnings before depreciation, depletion and amortization, revenues and operating expenses in 2002 compared to 2001, included decreases of $3.9 million, $15.7 million and $11.7 million, respectively, related to a decline in engineering services resulting from a general downturn in business since the end of 2001.

   Income tax expenses totaled $3.9 million in 2003, $4.8 million in 2002 and $6.7 million in 2001. Both the $0.9 million (19%) decrease in 2003 compared to 2002, and the $1.9 million (28%) decrease in 2002 compared to 2001 were primarily due to favorable tax adjustments related to the taxable income and tax-paying obligations of Kinder Morgan Bulk Terminals, Inc. and its consolidated subsidiaries.

   Non-cash depreciation, depletion and amortization charges were $37.1 million, $30.0 million and $27.1 million in each of the years ended December 31, 2003, 2002 and 2001, respectively. The $7.1 million (24%) increase in 2003 versus 2002 was primarily driven by higher depreciation charges on property, plant and equipment utilized in our bulk terminal operations. The increase was mainly due to higher bulk terminal property acquisitions and capital spending, and to adjustments made to the estimated remaining useful lives of depreciable property since the end of 2002. The $2.9 million (11%) increase in 2002 compared to 2001 was primarily due to additional acquisitions and expansions that were capitalized since the end of 2001.

   For 2004, we currently expect that our Terminals segment will report earnings before depreciation, depletion and amortization expense of approximately $257 million, an approximate 7% increase over 2003. The earnings increase is expected to be driven by the on-going capital expansion projects at our liquids terminal facilities, by expected increases in certain bulk tonnage transfer volumes, most notably soda ash, petroleum coke, fertilizer and synfuel, and by the addition of our Tampa, Florida bulk terminal facilities, purchased in December 2003.

   Other

   Items not attributable to any segment include general and administrative expenses, interest income and expense and minority interest. Our general and administrative expenses include such items as salaries and employee-related expenses, payroll taxes, legal fees, insurance and office supplies and rentals. Overall general and administrative expenses totaled $150.4 million in 2003, compared to $122.2 million in 2002 and $113.5 million in 2001. The $28.2 million (23%) increase in general and administrative expenses in 2003 compared to the prior year was primarily due to higher legal expenses, employee benefit and pension costs and overall corporate and worker-related insurance expenses. The $8.7 million (8%) increase in general and administrative expenses in 2002 compared to 2001 was principally due to additional employee benefit, compensation and reimbursement charges, higher insurance related expenses and administrative expenses related to our Kinder Morgan Tejas acquisition. We continue to manage aggressively our infrastructure expense and to focus on our productivity and expense controls.

   Our total interest expense, net of interest income, was $181.4 million in 2003, $176.5 million in 2002 and $171.5 million in 2001. The $4.9 million (3%)
increase in net interest items in 2003 compared to 2002 and the $5.0 million (3%) increase in net interest items in 2002 compared to 2001each reflect higher average borrowings since the end of the prior year, partially offset by decreases in our average borrowing rates.

   Minority interest, which includes the 1.0101% general partner interest in our five operating limited partnerships, totaled $9.1 million in 2003, compared to $9.6 million in 2002 and $11.4 million in 2001. Both the $0.5 million (5%) decrease in 2003 compared to 2002, and the $1.8 million (16%) decrease in 2002 from 2001 resulted primarily from our May 2002 acquisition of the remaining 33 1/3% ownership interest in Trailblazer Pipeline Company that we did not already own, thereby eliminating the minority interest related to Trailblazer.

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

   o expansion capital expenditures and working capital deficits with cash retained (as a result of including i-units in the determination of cash distributions per unit but paying quarterly distributions on i-units in additional i-units rather than cash), additional borrowings, the issuance of additional common units or the issuance of additional i-units to KMR;

   o interest payments with cash flows from operating activities; and

   o debt principal payments with additional borrowings, as such debt principal payments become due, or by the issuance of additional common units or the issuance of additional i-units to KMR.


   As a publicly traded limited partnership, our common units are attractive primarily to individual investors, although such investors represent a small segment of the total equity capital market. We believe institutional investors prefer shares of KMR over our common units due to tax and other regulatory considerations. We are able to access this segment of the capital market through KMR's purchases of i-units issued by us with the proceeds from the sale of KMR shares to institutional investors.

   The following table illustrates the sources of our invested capital. In addition to our results of operations, these balances are affected by our financing activities as discussed below (dollars in thousands):


                                                                       December 31,
                                                         -----------------------------------------
                                                             2003           2002          2001
                                                         ------------   ------------  ------------
   Long-term debt, excluding market value of
    interest rate swaps...............................   $  4,316,678   $  3,659,533  $  2,237,015
   Minority interest..................................         40,064         42,033        65,236
   Partners' capital..................................      3,510,927      3,415,929     3,159,034
                                                         ------------   ------------  ------------
     Total capitalization............................       7,867,669      7,117,495     5,461,285
   Short-term debt, less cash and cash equivalents....        (21,081)       (41,088)      497,417
                                                         ------------   ------------  ------------
     Total invested capital...........................   $  7,846,588   $  7,076,407  $  5,958,702
                                                         ============   ============  ============

   Capitalization:
   Long-term debt, excluding market value of
    interest rate swaps...............................          54.9%          51.4%         41.0%
     Minority interest................................           0.5%           0.6%          1.2%
     Partners' capital................................          44.6%          48.0%         57.8%
                                                         ------------   ------------  ------------
                                                               100.0%         100.0%        100.0%
                                                         ============   ============  ============

   Invested Capital:
     Total debt, less cash and cash equivalents
       and excluding market value of interest
       rate swaps.....................................          54.7%          51.1%         45.9%
     Partners' capital and minority interest..........          45.3%          48.9%         54.1%
                                                         ------------   ------------  ------------
                                                               100.0%         100.0%        100.0%
                                                         ============   ============  ============

   Short-term Liquidity

   Our principal sources of short-term liquidity are our revolving bank credit facilities, our $1.05 billion short-term commercial paper program (which is supported by our revolving bank credit facilities, with the amount available for borrowing under our credit facilities being reduced by our outstanding commercial paper borrowings) and cash provided by operations. Our bank facilities can be used for general corporate purposes and as a backup for our commercial paper program. As of December 31, 2003, we had available a $570 million unsecured 364-day credit facility due October 12, 2004, and a $480 million unsecured three-year credit facility due October 15, 2005. There were no borrowings under either credit facility as of December 31, 2003. After inclusion of our outstanding commercial paper borrowings and letters of credit, the remaining available borrowing capacity under our bank facilities was $572.0 million as of December 31, 2003.

   As of December 31, 2003, we intend and have the ability to refinance $428.1 million of our short-term debt on a long-term basis under our unsecured long-term credit facility. Accordingly, such amount has been classified as long-term debt in our accompanying consolidated balance sheet. Currently, we believe our liquidity to be adequate. For more information on our credit facilities, see Note 9 to our Consolidated Financial Statements included elsewhere in this report.

   Long-term Financing Transactions

   Debt Financing

   From time to time we issue long-term debt securities. All of our long-term debt securities issued to date, other than those issued under our revolving credit facilities, generally have the same terms except for interest rates, maturity dates and prepayment restrictions. All of our outstanding debt securities are unsecured obligations that rank equally with all of our other senior debt obligations. Our fixed rate notes provide that we may redeem the notes at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium.

On November 21, 2003, we closed a public offering of $500 million in principal amount of senior notes due December 15, 2013 at a price to the public of 99.363% per note. In the offering, we received proceeds, net of underwriting discounts and commissions, of approximately $493.6 million. We used the proceeds to reduce our outstanding balance on our commercial paper borrowings. As of December 31, 2003, our total liability balance due on the various series of our senior notes was approximately $3.7 billion. For more information on our senior notes, see
Note 9 to our Consolidated Financial Statements included elsewhere in this report.


   Equity Financing

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

   On February 3, 2004, we announced that we had priced the public offering of an additional 5,300,000 of our common units at a price of $46.80 per unit, less commissions and underwriting expenses. We also granted to the underwriters an option to purchase up to 795,000 additional common units to cover over-allotments. On February 9, 2004, 5,300,000 common units were issued. We received net proceeds of $237.8 million for the issuance of these common units and we used the proceeds to reduce the borrowings under our commercial paper program.

   Capital Requirements for Recent Transactions

   During 2003, our cash outlays for the acquisitions of assets and equity investments totaled $359.9 million. We utilized our commercial paper program to fund these acquisitions and then reduced our short-term borrowings with the proceeds from our June 2003 issuance of common units and our November 2003 issuances of long-term senior notes. We intend to refinance the remainder of our current short-term debt and any additional short-term debt incurred during 2004 through a combination of long-term debt, equity and the issuance of additional commercial paper to replace maturing commercial paper borrowings. We are committed to maintaining a cost effective capital structure and we intend to finance new acquisitions using a mix of approximately 60% equity financing and 40% debt financing. We issued common units in February 2004 in a public offering as discussed above.

   In regard to acquisition expenditures, our primary capital requirements during 2003 included the following:

   Owensboro Gateway Terminal. Effective September 1, 2002, we acquired certain bulk and terminal assets from Lanham River Terminal, LLC for approximately $7.7 million in aggregate consideration, consisting of $7.7 million in cash. We paid $7.2 million in September 2002 and the remaining $0.5 million in September 2003.

   M.J. Rudolph. Effective January 1, 2003, we acquired certain bulk terminal assets from M.J Rudolph Corporation for approximately $31.3 million in cash. We paid $29.9 million on December 31, 2002 and the remaining $1.4 million in March 2003.

   MKM Partners, L.P. Effective June 1, 2003, we acquired the MKM Partners, L.P.'s 12.75% ownership interest in the SACROC oil field unit for approximately $25.2 million in aggregate consideration, consisting of $23.3 million in cash and $1.9 million in assumed liabilities.

   Red Cedar Gas Gathering Company. Effective August 1, 2003, we acquired reversionary interests in the Red Cedar Gas Gathering Company held by the Southern Ute Indian Tribe. We paid $10.0 million in cash in September 2003.

   Shell Products Terminals. Effective October 1, 2003, we acquired five refined petroleum products terminals in the western United States from Shell Oil Products U.S. for approximately $20.0 million in cash. We paid this amount in October 2003.

   Yates Field Unit and Carbon Dioxide Assets. Effective November 1, 2003, we acquired from a subsidiary of Marathon Oil Corporation an approximate 42.5% ownership interest in the Yates oil field unit, crude oil gathering facilities surrounding the Yates field and Marathon Carbon Dioxide Transportation Company. Marathon Carbon Dioxide Transportation Company owns a 65% ownership interest in the Pecos Carbon Dioxide Pipeline Company. We paid Marathon approximately $259.0 million in aggregate consideration, consisting of $231.0 million in cash and $28.0 million in assumed liabilities.

   MidTex Gas Storage Company, LLP. Effective November 1, 2003, we acquired the remaining approximate 32% of MidTex Gas Storage Company, LLP that we did not already own for approximately $17.5 million in aggregate consideration. We paid $15.8 million in cash and assumed $1.7 million in debt.

   ConocoPhillips Products Terminals. Effective December 11, 2003, we acquired seven refined petroleum products terminals in the southeastern United States from ConocoPhillips and Phillips Pipe Line Company for approximately $14.0 million in cash and $1.1 million in assumed liabilities. We paid this amount in December 2003.

   Tampa, Florida Bulk Terminals. Effective December 10 and 23, 2003, we acquired two bulk terminal facilities located in Tampa, Florida from Nitram, Inc. and IMC Global, Inc., respectively. Our consideration consisted of approximately $26.0 million in cash and $3.5 million in assumed liabilities. We paid this amount in December 2003.

   Summary of Off Balance Sheet Arrangements

   We have invested in entities that are not consolidated in our financial statements. Our obligations with respect to these investments, as well as our obligations with respect to a letter of credit, are summarized below (in millions):

                                                                                                                  Our
                                                     Our          Remaining          Total      Total          Contingent
                                   Investment     Ownership       Interest(s)       Entity      Entity          Share of
Entity                               Type          Interest       Ownership        Assets(4)     Debt        Entity Debt(5)
---------------------------------- ----------     ---------       -----------      ---------    ------       --------------
                                    General          50%             (1)             $132        $231           $116 (2)
Cortez Pipeline Company........     Partner

                                    Common            51%          Affiliate of      $280        $179             $5
                                    Shareholder,                  Exxon Mobil
Plantation Pipe Line Company...     Operator                      Corporation

Red Cedar Gas Gathering             General           49%         Southern Ute       $166         $55            $55
    Company....................     Partner                       Indian Tribe

Nassau County,                         N/A            N/A         Nassau County,      N/A         N/A            $28
    Florida Ocean Highway                                         Florida Ocean
    and Port Authority (3).....                                   Highway and
                                                                  Port Authority

---------

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

(3) Results from our Vopak terminal acquisition in July 2001. See Note 3 to the Consolidated Financial Statements. Nassau County, Florida Ocean Highway and Port Authority is a political subdivision of the State of Florida. During 1990, Ocean Highway and Port Authority issued its Adjustable Demand Revenue Bonds in the aggregate principal amount of $38.5 million for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida. A letter of credit was issued as security for the Adjustable Demand Revenue Bonds and was guaranteed by the parent company of Nassau Terminals LLC, the operator of the port facilities. In July 2002, we acquired Nassau Terminals LLC and became guarantor under the letter of credit agreement. In December 2002, we issued a $28 million letter of credit under our credit facilities and the former letter of credit guarantee was terminated.

(4)  Principally property, plant and equipment.

(5) Represents the portion of the entity's debt that we may be responsible for if the entity cannot satisfy the obligation.

   For the year ended December 31, 2003, our share of earnings, based on our ownership percentage, before income taxes and amortization of excess investment cost was $32.2 million from Cortez Pipeline Company, $28.0 million from Plantation Pipe Line Company and $18.6 million from Red Cedar Gas Gathering Company. Additional information regarding the nature and business purpose of these investments is included in Notes 7 and 13 to our Consolidated Financial Statements included elsewhere in this report.

  Summary of Certain Contractual Obligations

                                                 Amount of Commitment Expiration per Period
                                       ---------------------------------------------------------------
                                                      1 Year                                  After 5
                                          Total       or Less     2-3 Years     4-5 Years      Years
                                       ----------    --------     --------      --------    ----------
                                                               (In thousands)
 Commercial paper outstanding......    $  426,130    $426,130     $      -      $      -    $        -
 Other debt borrowings.............     3,892,796       4,218      248,252       257,857     3,382,469
 Operating leases..................       102,753      17,076       27,780        22,457        35,440
 Postretirement welfare plans(a)...         1,800         300          600           600           300
 Other obligations.................         3,600         600        1,200         1,200           600
                                       ----------    --------     --------      --------    ----------
 Total.............................    $4,427,079    $448,324     $277,832      $282,114    $3,418,809
                                       ==========    ========     ========      ========    ==========

 Other commercial commitments:
 Capital expenditures..............    $   54,918    $ 54,918            -             -             -
                                       ==========    ========     ========      ========    ==========

----------

(a) Represents expected annual contributions of $0.3 million per year based on calculations of independent Enrolled Actuary as of December 31, 2003.

   Our budgeted expenditures for capital spending during 2004 are approximately $115.9 million. This amount has been budgeted primarily for the purchase of plant and equipment and is based on the payments we expect to make as part of our 2004 sustaining capital expenditure plan. All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary.

   Operating Activities

   Net cash provided by operating activities was $768.5 million in 2003, versus $869.7 million in 2002. The $101.2 million (12%) decrease in 2003 compared to 2002 was primarily the result of an $87.9 million use of cash relative to net changes in the collection on and payments of our accounts receivables and payables in 2003 compared to a $111.5 million source of cash from these changes in 2002. In addition to timing differences, we made higher payments to settle related party payables at the beginning of 2003, primarily for reimbursements to KMI for costs related to the construction of our Mier-Monterrey natural gas pipeline and for general and administrative services.

   We also paid $44.9 million in 2003 for reparations and refunds under order from the Federal Energy Regulatory Commission. The reparation and refund payments were mandated by the FERC in a consolidated proceeding in FERC Docket OR92-8-000 concerning rates charged by our Pacific operations on certain interstate portions of their products pipelines. For more information on our Pacific operations' regulatory proceedings, see Note 16 to our Consolidated Financial Statements included elsewhere in this report.

   The impact of these payments and the working capital timing differences were partially offset by a $131.9 million increase in overall cash earnings, reflecting the strong performance and growth that occurred across our business portfolio during 2003. It also includes a $20.1 million increase in cash flows related to higher payments made in 2002 under certain settlement agreements and a $5.3 million increase related to higher distributions from equity investments in 2003. The litigation settlements were primarily related to tariff-related agreements between shippers and our Products Pipelines, and the increase in distributions from equity investments in 2003 compared to 2002 mainly related to higher returns from our 49% equity interest in the Red Cedar Gathering Company.

   Investing Activities

   Net cash used in investing activities was $943.1 million for the year ended December 31, 2003, compared to $1,450.9 million for the prior year. The $507.8 million (35%) decrease in funds utilized in investing activities was mainly attributable to higher expenditures made for strategic acquisitions in 2002. Outlays for acquisition of assets, new businesses and investments totaled $910.3 million in 2002, versus $359.9 million in 2003. The $550.4 million (60%) difference in acquisition expenditures was mainly due to our acquisition of Kinder Morgan Tejas on January 31, 2002.

   We continue to invest significantly in strategic acquisitions in order to fuel future growth and increase unitholder value. These expenditures in 2003 are detailed under "- Capital Requirements for Recent Transactions" above. Our expenditures in 2002 included, (i) $721.6 million for Kinder Morgan Tejas, (ii) $80.1 million for the remaining 33 1/3% ownership interest in Trailblazer Pipeline Company and a contingent interest in Trailblazer from CIG Trailblazer Gas Company, (iii) $29.9 million for certain bulk terminal assets previously owned by M.J. Rudolph Corporation and (iv) $29.0 million for an additional 10% ownership interest in the Cochin Pipeline system, which was made effective December 31, 2001. For more information on our acquisitions, see Note 3 to our Consolidated Financial Statements included elsewhere in this report.

   The overall decline in funds used in investing activities in 2003 compared to 2002 includes a $34.7 million increase in funds used for capital expenditures and an $11.8 million reduction in proceeds from sales and retirements of property, plant and equipment. Including expansion and maintenance projects, our capital expenditures were a record $577.0 million in 2003. We spent $542.2 million for capital expenditures in 2002. This $34.8 million (6%) increase was principally due to higher 2003 capital investment in our CO2 and Products Pipelines business segments. We continue to expand and grow our existing businesses and have current projects in place that will, together with recent acquisitions, significantly add production and throughput capacity to our oil field and carbon dioxide flooding operations, and will add storage and transfer capacity to our terminaling and natural gas businesses. Our sustaining capital expenditures were $92.8 million for 2003, compared to $77.0 million for 2002.

   Financing Activities

   Net cash provided by financing activities amounted to $156.8 million in 2003, compared to $559.5 million in 2002. This decrease of $402.7 million (72%) from the prior year was chiefly due to both a $157.8 million decrease in cash flows from overall debt financing activities and a $157.2 million decrease in cash flows from partnership equity issuances. Both decreases were related to our higher acquisition expenditures during 2002, as described above. During each of the years 2003 and 2002, we purchased the pipeline and terminal businesses we acquired primarily with borrowings under our commercial paper program. We subsequently raised funds by completing public and private debt offerings of senior notes and by issuing additional common units and i-units. We used the proceeds from these debt and equity issuances to reduce our borrowings under our commercial paper program.

   In 2003, we closed a public offering of $500 million in principal amount of senior notes, resulting in a net cash inflow of $493.6 million net of discounts and issuing costs, and we borrowed an additional $206.1 million under our commercial paper program. We used our commercial paper borrowings to fund our asset acquisitions, capital expansion projects and other partnership activities, and we used the proceeds from the senior note issuance to reduce commercial paper borrowings. In 2002, we closed a public offering of $750 million in principal amount of senior notes, completed a private placement of $750 million in principal amount of senior notes to qualified institutional buyers (we then exchanged these notes in the fourth quarter of 2002 with substantially identical notes that are registered under the Securities Act of 1933) and retired a maturing amount of $200 million in principal amount of senior notes. We also made payments of $55.0 million to retire the outstanding balance on our Trailblazer Pipeline Company's two-year revolving credit facility and used $370.5 million to reduce our commercial paper borrowings.

   The year-to-year decrease in cash flows from partnership equity issuances primarily relates to the difference in cash received from our June 2003 issuance of common units and our August 2002 issuance of i-units. In June 2003, we issued 4,600,000 of our common units in a public offering at a price of $39.35 per share, less commissions and underwriting expenses. After commissions and underwriting expenses, we received net proceeds of $173.3 million for the issuance of these common units. In August 2002, we issued 12,478,900 i-units to KMR at a price of $27.50 per share, less commissions and underwriting expenses. After commissions and underwriting expenses, we received net proceeds of $331.2 million for the issuance of these i-units. We used the proceeds from each of these issuances to reduce the borrowings under our commercial paper program.

   The overall decrease in funds provided by financing activities in 2003 compared to 2002 also resulted from a $97.2 million increase in distributions to our partners in 2003 compared to the prior year. Cash distributions to all partners, including KMI, increased to $679.3 million in 2003 compared to $582.1 million in 2002. The increase in distributions was due to increases in the per unit cash distributions paid, the number of outstanding units and the resulting increase in the general partner incentive distributions.

   We paid distributions of $2.575 per unit in 2003 compared to $2.36 per unit in 2002. The 9% increase in paid distributions per unit resulted from favorable operating results in 2003. We also distributed 3,342,417 and 2,538,785 i-units in quarterly distributions during 2003 and 2002, respectively, to KMR, our sole i-unitholder. The amount of i-units distributed in each quarter was based upon the amount of cash we distributed to the owners of our common and Class B units during that quarter of 2003 and 2002. For each outstanding i-unit that KMR held, a fraction of an i-unit was issued. The fraction was determined by dividing the cash amount distributed per common unit by the average of KMR's shares' closing market prices for the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

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

   Our general partner is granted discretion by our partnership agreement, which discretion has been delegated to KMR, subject to the approval of our general partner in certain cases, to establish, maintain and adjust reserves for future operating expenses, debt service, maintenance capital expenditures, rate refunds and distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated. When KMR determines our quarterly distributions, it considers current and expected reserve needs along with current and expected cash flows to identify the appropriate sustainable distribution level. For 2003, 2002 and 2001, we distributed 100.4%, 97.6% and 100%, of the total of cash receipts less cash disbursements, respectively (calculations assume that KMR unitholders received cash). The difference between these numbers and 100% reflects net changes in reserves.

   Our general partner and owners of our common units and Class B units receive distributions in cash, while KMR, the sole owner of our i-units, receives distributions in additional i-units. The cash equivalent of distributions of i-units is treated as if it had actually been distributed for purposes of determining the distributions to our general partner. We do not distribute cash to i-unit owners but retain the cash for use in our business.

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

   Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. Our general partner's incentive distribution that we declared for 2003 was $322.8 million, while the incentive distribution paid to our general partner during 2003 was $309.4 million. The difference between declared and paid distributions is due to the fact that our distributions for the fourth quarter of each year are declared and paid in the first quarter of the following year.

   On February 13, 2004, we paid a quarterly distribution of $0.68 per unit for the fourth quarter of 2003. This distribution was 9% greater than the $0.625 distribution per unit we paid for the fourth quarter of 2002 and 6% greater than the $0.64 distribution per unit we paid for the first quarter of 2003. We paid this distribution in cash to our common unitholders and to our Class B unitholders. KMR, our sole i-unitholder, received additional i-units based on the $0.68 cash distribution per common unit.

   Litigation and Environmental

   As of December 31, 2003, we have recorded a total reserve for environmental claims in the amount of $39.6 million. This reserve is primarily established to address and clean up soil and ground water impacts from former releases to the environment at facilities we have acquired. Reserves for each project are generally established by reviewing existing documents, conducting interviews and performing site inspections to determine the overall size and impact to the environment. Reviews are made on a quarterly basis to determine the status of the cleanup and the costs associated with the effort and to identify if the reserve allocation is appropriately valued. In assessing environmental risks in conjunction with proposed acquisitions, we review records relating to environmental issues, conduct site inspections, interview employees, and, if appropriate, collect soil and groundwater samples. After consideration of reserves established, we believe that costs for environmental remediation and ongoing compliance with environmental regulations will not have a material adverse effect on our cash flows, financial position or results of operations or diminish our ability to operate our businesses. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new or existing facts or conditions will not cause us to incur significant unanticipated costs.

   Please refer to Note 16 to our Consolidated Financial Statements included elsewhere in this report for additional information on our pending environmental and litigation matters, respectively. We believe we have established adequate environmental and legal reserves such that the resolution of pending environmental matters and litigation will not have a material adverse impact on our business, cash flows, financial position or results of operations. However, changing circumstances could cause these matters to have a material adverse impact.

   Regulation

   On June 26, 2003, FERC issued an interim rule to be effective August 7, 2003, under which regulated companies are required to document cash management arrangements and transactions. The interim rule does not include a proposed rule that would have required regulated companies, as a prerequisite to participation in cash management programs, to maintain a proprietary capital ratio of 30% and an investment grade credit rating. On October 22, 2003, the FERC issued its final rule amending its regulations effective November 2003 which, among other things, requires FERC-regulated entities to file their cash management agreements with the FERC and to notify the FERC within 45 days after the end of the quarter when their proprietary capital ratio drops below 30%, and when it subsequently returns to or exceeds 30%. KMIGT and Trailblazer filed their cash management agreements with the FERC on or before the deadline, which was December 10, 2003.

   On November 25, 2003, the FERC issued Order No. 2004, adopting new Standards of Conduct to become effective February 9, 2004. Every interstate pipeline must file a compliance plan by that date and must be in full compliance with the Standards of Conduct by June 1, 2004. The primary change from existing regulation is to make such standards applicable to an interstate pipeline's interaction with many more affiliates (which are referred to as "energy affiliates"), including intrastate/Hinshaw pipelines, processors and gatherers and any company involved in natural gas or electric markets (including natural gas marketers) even if they do not ship on the affiliated interstate pipeline. Local distribution companies are excluded, however, if they do not make off-system sales. The Standards of Conduct require, among other things, separate staffing of interstate pipelines and their energy affiliates (but support functions and senior management at the central corporate level may be shared) and strict limitations on communications from the interstate pipeline to an energy affiliate.

   Kinder Morgan Interstate Gas Transmission LLC filed for clarification and rehearing of Order No. 2004 on December 29, 2003. In the request for rehearing, Kinder Morgan Interstate Gas Transmission LLC asked that intrastate/Hinshaw pipeline affiliates not be included in the definition of energy affiliates. To date the FERC has not acted on these hearing requests. On February 19, 2004, Kinder Morgan Interstate Gas Transmission LLC and Trailblazer Pipeline Company filed exemption requests with the FERC. The pipelines seek a limited exemption from the requirements of Order No. 2004 for the purpose of allowing their affiliated Hinshaw and intrastate pipelines, which are subject to state regulation and do not make any off-system sales, to be excluded from the rule's definition of energy affiliate. We expect the one-time costs of compliance with the Order, assuming the request to exempt intrastate pipeline affiliates is granted, to range from $600,000 to $700,000, to be shared between us and KMI.

   The Pipeline Safety Improvement Act of 2002 was signed into law on December 17, 2002, providing guidelines in the areas of testing, education, training and communication. The Act requires pipeline companies to perform integrity tests on natural gas transmission pipelines that exist in high population density areas that are designated as High Consequence Areas. Pipeline companies are required to perform the integrity tests within ten years of the date of enactment and must perform subsequent integrity tests on a seven year cycle. At least 50% of the highest risk segments must be tested within five years of the enactment date. The risk ratings are based on numerous factors, including the population density in the geographic regions served by a particular pipeline, as well as the age and condition of the pipeline and its protective coating. Testing will consist of hydrostatic testing, internal electronic testing, or direct assessment of the piping. In addition, within one year of the law's enactment, pipeline companies must implement a qualification program to make certain that employees are properly trained; using criteria the U.S. Department of Transportation is responsible for providing. A similar integrity management rule for refined petroleum products pipelines became effective May 29, 2001. All baseline assessments for products pipelines must be completed by March 31, 2008. At least half of the line pipe affecting High Consequence Areas must be assessed by September 30, 2004. We have included all incremental expenditures estimated to occur during 2004 associated with the Pipeline Safety Improvement Act of 2002 and the integrity management of our products pipelines in our 2004 capital expenditure plan.

   Please refer to Note 16 to our Consolidated Financial Statements included elsewhere in this report for additional information regarding regulatory matters.

New Accounting Pronouncements

   Please refer to Note 17 to our Consolidated Financial Statements included elsewhere in this report for information on New Accounting Pronouncements.

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

   o our ability to acquire new businesses and assets and integrate those operations into our existing operations, as well as our ability to make expansions to our facilities;

   o difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from our terminals or pipelines;

   o our ability to successfully identify and close acquisitions and make cost-saving changes in operations;

   o shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use our services or provide services or products to us;

   o changes in laws or regulations, third-party relations and approvals, decisions of courts, regulators and governmental bodies that may adversely affect our business or our ability to compete;

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

   o capital markets conditions;

   o the political and economic stability of the oil producing nations of the world;

   o national, international, regional and local economic, competitive and regulatory conditions and developments;

   o the ability to achieve cost savings and revenue growth;

   o inflation;

   o interest rates;

   o the pace of deregulation of retail natural gas and electricity;

   o foreign exchange fluctuations;

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

Energy Financial Instruments

   We use energy financial instruments to reduce our risks associated with changes in the market price of natural gas, natural gas liquids, crude oil and carbon dioxide. To minimize the risks associated with changes in the market price of natural gas, natural gas liquids, crude oil and carbon dioxide, we use certain financial instruments for hedging purposes. These instruments include energy products traded on the New York Mercantile Exchange and over-the-counter markets, including, but not limited to, futures and options contracts, fixed-price swaps and basis swaps. For more information on our risk management activities, see Note 14 to our Consolidated Financial Statements included elsewhere in this report.

   While we enter into derivative transactions only with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that additional losses will result from counterparty credit risk in the future. The credit ratings of the primary parties from whom we purchase energy financial instruments are as follows:

                                                  Credit Rating
                                                  -------------
               J. Aron & Company / Goldman Sachs      A+
               Morgan Stanley..................       A+
               Deutsche Bank...................       AA-

   During the fourth quarter of 2001, we determined that Enron Corp. was no longer likely to honor the obligations it had to us in conjunction with derivatives we were accounting for as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Upon making that determination, we (i) ceased to account for those derivatives as hedges, (ii) entered into new derivative transactions on substantially similar terms with other counterparties to replace our positions with Enron, (iii) designated the replacement derivative positions as hedges of the exposures that had been hedged with the Enron positions and (iv) recognized a $6.0 million loss (included with General and administrative expenses in the accompanying Consolidated Statement of Income for 2001) in recognition of the fact that it was unlikely that we would be paid the amounts then owed under the contracts with Enron.

   Pursuant to our management's approved risk management policy, we are to engage in these activities only as a hedging mechanism against price volatility associated with:

   o pre-existing or anticipated physical natural gas, natural gas liquids and crude oil sales;

   o pre-existing or anticipated physical carbon dioxide sales that have pricing tied to crude oil prices;

   o natural gas purchases; and

   o system use and storage.

   Our risk management activities are only used in order to protect our profit margins, and our risk management policies prohibit us from engaging in speculative trading. Commodity-related activities of our risk management group are monitored by our Risk Management Committee, which is charged with the review and enforcement of our management's risk management policy.

   Certain of our business activities expose us to foreign currency fluctuations. However, due to the limited size of this exposure, we do not believe the risks associated with changes in foreign currency will have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, as of December 31, 2003, no financial instruments were used to limit the effects of foreign exchange rate fluctuations on our financial results. In February 2004, we entered into a single $17.0 million foreign currency call option that expires on December 31, 2004.

   Through December 31, 2000, gains and losses on hedging positions were deferred and recognized as cost of sales in the periods in which the underlying physical transactions occurred. On January 1, 2001, we began accounting for derivative instruments under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (after amendment by SFAS No. 137 and SFAS No. 138). As discussed above, our principal use of derivative financial instruments is to mitigate the market price risk associated with anticipated transactions for the purchase and sale of natural gas, natural gas liquids, crude oil and carbon dioxide. SFAS No. 133 allows these transactions to continue to be treated as hedges for accounting purposes, although the changes in the market value of these instruments will affect comprehensive income in the period in which they occur and any ineffectiveness in the risk mitigation performance of the hedge will affect net income currently. The change in the market value of these instruments representing effective hedge operation will continue to affect net income in the period in which the associated physical transactions are consummated. Our adoption of SFAS No. 133 has resulted in $155.8 million of deferred net loss being reported as "Accumulated other comprehensive loss" in our accompanying Balance Sheet as of December 31, 2003, and $45.3 million of deferred net loss being reported as "Accumulated other comprehensive loss" in our accompanying Balance Sheet as of December 31, 2002.

   We measure the risk of price changes in the natural gas, natural gas liquids, crude oil and carbon dioxide markets utilizing a Value-at-Risk model. Value-at-Risk is a statistical measure of how much the mark-to-market value of a portfolio could change during a period of time, within a certain level of statistical confidence. We utilize a closed form model to evaluate risk on a daily basis. The Value-at-Risk computations utilize a confidence level of 97.7% for the resultant price movement and a holding period of one day chosen for the calculation. The confidence level used means that there is a 97.7% probability that the mark-to-market losses for a single day will not exceed the Value-at-Risk number presented. Financial instruments evaluated by the model include commodity futures and options contracts, fixed price swaps, basis swaps and over-the-counter options. For each of the years ended December 31, 2003 and 2002, Value-at-Risk reached a high of $12.8 million and $12.8 million, respectively, and a low of $2.2 million and $11.6 million, respectively. Value-at-Risk as of December 31, 2003, was $6.2 million and averaged $5.2 million for 2003. Value-at-Risk as of December 31, 2002, was $12.8 million and averaged $11.9 million for 2002.

   Our calculated Value-at-Risk exposure represents an estimate of the reasonably possible net losses that would be recognized on our portfolio of derivatives assuming hypothetical movements in future market rates, and is not necessarily indicative of actual results that may occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ from estimates due to actual fluctuations in market rates, operating exposures and the timing thereof, as well as changes in our portfolio of derivatives during the year. In addition, as discussed above, we enter into these derivatives solely for the purpose of mitigating the risks that accompany certain of our business activities and, therefore, the change in the market value of our portfolio of derivatives is, with the exception of a minor amount of hedging inefficiency, offset by changes in the value of the underlying physical transactions.

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

   As of December 31, 2003 and 2002, the carrying values of our long-term fixed rate debt were approximately $3,801.7 million and $3,346.1 million, respectively, compared to fair values of $4,372.3 million and $4,161.6 million, respectively. The increase in the excess of fair value over carrying value is primarily due to the decrease in interest rates during 2003. Fair values were determined using quoted market prices, where applicable, or future cash flow discounted at market rates for similar types of borrowing arrangements. A hypothetical 10% change in the average interest rates applicable to such debt for 2003 and 2002, respectively, would result in changes of approximately $158.6 million and $195.1 million, respectively, in the fair values of these instruments.

   The carrying value and fair value of our variable rate debt, including associated accrued interest and excluding market value of interest rate swaps, was $493.0 million as of December 31, 2003 and $293.4 million as of December 31, 2002. Fair value was determined using future cash flows discounted based on market rates for similar types of borrowing arrangements. A hypothetical 10% change in the average interest rate applicable to this debt would result in a change of approximately $2.3 million and $1.6 million in our 2003 and 2002 annualized pre-tax earnings, respectively.

   As of December 31, 2003, we were party to interest rate swap agreements with a notional principal amount of $2.1 billion for the purpose of hedging the interest rate risk associated with our fixed and variable rate debt obligations. A hypothetical 10% change in the average interest rates related to these swaps would not have a material effect on our annual pre-tax earnings in 2003 or 2002. We monitor our mix of fixed rate and variable rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under our variable rate debt with fixed rate debt (or vice versa) or by entering into interest rate swaps or other interest rate hedging agreements.

   As of December 31, 2003, our cash and investment portfolio did not include fixed-income securities. Due to the short-term nature of our investment portfolio, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.


Item 8.  Financial Statements and Supplementary Data.

   The information required in this Item 8 is included in this report as set forth in the "Index to Financial Statements" on page 91.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.


Item 9A.  Controls and Procedures.

   As of December 31, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. There has been no change in our internal control over financial reporting during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                    Position with our General Partner and the
           Name                Age   Delegate
  ----------------------      ----  --------------------------------------------
  Richard D. Kinder.........   59   Director, Chairman and Chief Executive
                                     Officer
  Michael C. Morgan.........   35   President
  C. Park Shaper............   35   Director, Vice President and Chief Financial
                                     Officer
  Edward O. Gaylord.........   72   Director
  Gary L. Hultquist.........   60   Director
  Perry M. Waughtal.........   68   Director
  Thomas A. Bannigan........   50   President, Products Pipelines
  R. Tim Bradley............   48   President, CO2
  David D. Kinder...........   29   Vice President, Corporate Development
  Joseph Listengart.........   35   Vice President, General Counsel and
                                     Secretary
  Deborah A. Macdonald......   52   President, Natural Gas Pipelines
  Jeffrey R. Armstrong......   35   President, Terminals
  James E. Street...........   47   Vice President, Human Resources and
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

   C. Park Shaper is Director, Vice President and Chief Financial Officer of KMR and Kinder Morgan G.P., Inc. and Vice President and Chief Financial Officer of KMI. Mr. Shaper was elected Director of KMR and Kinder Morgan G.P., Inc. in January 2003. He was elected Vice President, Treasurer and Chief Financial Officer of KMR upon its formation in February 2001, and served as Treasurer of KMR from February 2001 to January 2004. He has served as Treasurer of KMI from April 2000 to January 2004 and Vice President and Chief Financial Officer of KMI since January 2000. Mr. Shaper was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan G.P., Inc. in January 2000, and served as Treasurer of Kinder Morgan G.P., Inc. from January 2000 to January 2004. From June 1999 to December 1999, Mr. Shaper was President and Director of Altair Corporation, an enterprise focused on the distribution of web-based investment research for the financial services industry. He served as Vice President and Chief Financial Officer of First Data Analytics, a wholly-owned subsidiary of First Data Corporation, from 1997 to June 1999. From 1995 to 1997, he was a consultant with The Boston Consulting Group. He received a Masters in Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Shaper also has a Bachelor of Science degree in Industrial Engineering and a Bachelor of Arts degree in Quantitative Economics from Stanford University.

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

   Perry M. Waughtal is a Director of KMR and Kinder Morgan G.P., Inc. Mr. Waughtal was elected Director of KMR upon its formation in February 2001. Mr. Waughtal was elected Director of Kinder Morgan G.P., Inc. in April 2000. Mr. Waughtal is the Chairman, a limited partner and a 40% owner of Songy Partners Limited, an Atlanta, Georgia based real estate investment company. Mr. Waughtal advises Songy's management on real estate investments and has overall responsibility for strategic planning, management and operations. He is also a director of Prime Medical Services, Inc. Previously, Mr. Waughtal served for over 30 years as Vice Chairman of Development and Operations and as Chief Financial Officer for Hines Interests Limited Partnership, a real estate and development entity based in Houston, Texas.

   Thomas A. Bannigan is President, Products Pipelines of KMR and Kinder Morgan G.P., Inc. and President and Chief Executive Officer of Plantation Pipe Line Company. Mr. Bannigan was elected President, Products Pipelines of KMR upon its formation in February 2001. He was elected President, Products Pipelines of Kinder Morgan G.P., Inc. in October 1999. Mr. Bannigan has served as President and Chief Executive Officer of Plantation Pipe Line Company since May 1998. From 1985 to May 1998, Mr. Bannigan was Vice President, General Counsel and Secretary of Plantation Pipe Line Company. Mr. Bannigan received his Juris Doctor, cum laude, from Loyola University in 1980 and received a Bachelors degree from the State University of New York in Buffalo.

   R. Tim Bradley is President, CO2 of KMR and of Kinder Morgan G.P., Inc. and President of Kinder Morgan CO2 Company, L.P. Mr. Bradley was elected President, CO2 of KMR and Vice President (President, CO2) of Kinder Morgan G.P., Inc. in April 2001. Mr. Bradley has been President of Kinder Morgan CO2 Company, L.P. (which name changed from Shell CO2 Company, Ltd. in April 2000) since March 1998. From May 1996 to March 1998, Mr. Bradley was Manager of CO2 Marketing for Shell Western E&P, Inc. Mr. Bradley received a Bachelor of Science in Petroleum Engineering from the University of Missouri at Rolla.

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

   Deborah A. Macdonald is President, Natural Gas Pipelines of KMR, Kinder Morgan G.P., Inc. and KMI. She was elected as President, Natural Gas Pipelines in June 2002. Ms. Macdonald served as President of Natural Gas Pipeline Company of America from October 1999 to March 2003. Prior to joining Kinder Morgan, Ms. Macdonald worked as Senior Vice President of legal affairs for Aquila Energy Company from January 1999 to October 1999, and was engaged in a private energy consulting practice from June 1996 to December 1999. Ms. Macdonald received her Juris Doctor, summa cum laude, from Creighton University in May 1980 and received a Bachelors degree, magna cum laude, from Creighton University in December 1972.

   Jeffrey R. Armstrong is President, Terminals of KMR and Kinder Morgan G.P., Inc. Mr. Armstrong became President of our Terminals Segment in July 2003. Prior to that, he served as President, Kinder Morgan Liquids Terminals LLC from March 1, 2001, when the company was formed via the acquisition of GATX Terminals, until July 2003. From 1994 to 2001, Mr. Armstrong worked for GATX Terminals, where he was General Manager of their East Coast operations. He received his bachelor's degree from the United States Merchant Marine Academy and a MBA from the University of Notre Dame.

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

Corporate Governance

   Our limited partnership agreement provides for us to have a general partner rather than a board of directors. Pursuant to a delegation of control agreement, our general partner delegated to KMR, to the fullest extent permitted under Delaware law and our partnership agreement, all of its power and authority to manage and control our business and affairs, except that KMR cannot take certain specified actions without the approval of our general partner. Through the operation of that agreement and our partnership agreement, KMR manages and controls our business and affairs, and the board of directors of KMR performs the functions of and is the equivalent of a board of directors for us. Similarly, the standing committees of KMR's board of directors function as standing committees of our board. KMR's board of directors is comprised of the same persons who comprise our general partner's board of directors. References in this report to the board mean the board of KMR as the delegate of our general partner, acting as our board of directors, and references to committees mean committees of the board of KMR as the delegate of our general partner, acting as committees of our board of directors.

   The board has adopted governance guidelines for the board and charters for the audit committee, nominating and governance committee and compensation committee. The governance guidelines and the rules of the New York Stock Exchange require that a majority of the directors be independent, as described in those guidelines and rules respectively. To assist in making determinations of independence, the board has determined that the following categories of relationships are not material relationships that would cause the affected director not to be independent:

   o If the director was an employee, or had an immediate family member who was an executive officer of KMR or us or any of its or our affiliates, but the employment relationship ended more than three years prior to the date of determination (or, in the case of employment of a director as an interim chairman or interim chief executive officer, such employment relationship ended by the date of determination);

   o If within the period of three years prior to the determination the director received no more than, and has no immediate family member that received more than, $100,000 per year in direct compensation from us or our affiliates, other than (i) director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), (ii) compensation received by a director for former service as an interim chairman or interim chief executive officer, and (iii) compensation received by an immediate family member for service as a non-executive employee;

   o If the director is at the date of determination an executive officer or an employee, or has an immediate family member that is at the date of determination an executive officer, of another company that, within the last three full fiscal years prior to the date of determination made payments to, or received payments from, us and our affiliates for property or services in an amount which, in any single fiscal year, was less than the greater of $1.0 million or 2% of such other company's annual consolidated gross revenues. Charitable organizations are not considered "companies" for purposes of this determination;

   o If the director is also a director, but is not an employee or executive officer, of our general partner or another affiliate or affiliates of KMR or us, so long as such director is otherwise independent; and

   o If the director beneficially owns less than 10% of each class of voting securities of us, our general partner, KMR or Kinder Morgan, Inc.

   The board has affirmatively determined that Messrs. Gaylord, Hultquist and Waughtal, who constitute a majority of the directors, are independent as described in our governance guidelines and the New York Stock Exchange rules. Each of them meets the standards above and has no other relationship with us. In conjunction with regular board meetings, these three non-management directors also meet in executive session without members of management. Mr. Waughtal has been elected for a one year term expiring in October 2004 to serve as lead director to develop the agendas for and moderate these executive sessions of independent directors.

   We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 comprised of Messrs. Gaylord, Hultquist and Waughtal. Mr. Gaylord is the chairman of the audit committee and has been determined by the board to be an "audit committee financial expert." The governance guidelines and our audit committee charter, as well as the rules of the New York Stock Exchange and the Securities and Exchange Commission, require that members of the audit committee satisfy independence requirements in addition to those above. The board has determined that all of the members of the audit committee are independent as described under the relevant standards.

   We have not, nor has our general partner nor KMR made, within the preceding three years, contributions to any charitable organization in which any of our or KMR's directors serves as an executive officer in any single fiscal year that exceeded the greater of $1 million or 2% of such charitable organization's consolidated gross revenues.

   We make available free of charge within the "Investors" information section of our Internet website, at www.kindermorgan.com and in print to any shareholder who requests, the governance guidelines, the charters of the audit committee, compensation committee and nominating and governance committee, and our code of business conduct and ethics (which applies to senior financial and accounting officers and the chief executive officer, among others). Requests for copies may be directed to Investor Relations, Kinder Morgan Energy Partners, L.P., 500 Dallas Street, Suite 1000, Houston, Texas 77002, or telephone (713) 369-9490. We intend to disclose any amendments to our code of business conduct and ethics, and any waiver from a provision of that code granted to our executive officers or directors, on our Internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

   You may contact our lead director or the independent directors as a group by mail to Kinder Morgan Management, LLC, 500 Dallas Street, Suite 1000, Houston, Texas 77002, Attention: General Counsel, or by email within the "Contact Us" section of our Internet website, at www.kindermorgan.com. Your communication should specify the intended recipient.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16 of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

   Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2003.


Item 11.  Executive Compensation.

   As is commonly the case for publicly traded limited partnerships, we have no officers. Under our limited partnership agreement, Kinder Morgan G.P., Inc., as our general partner, is to direct, control and manage all of our activities. Pursuant to a delegation of control agreement, Kinder Morgan G.P., Inc. has delegated to KMR the management and control of our business and affairs to the maximum extent permitted by our partnership agreement and Delaware law, subject to our general partner's right to approve certain actions by KMR. The executive officers and directors of Kinder Morgan G.P., Inc. serve in the same capacities for KMR. Certain of those executive officers, including all of the named officers below, also serve as executive officers of KMI. All information in this report with respect to compensation of executive officers describes the total compensation received by those persons in all capacities for Kinder Morgan G.P., Inc., KMR, KMI and their respective affiliates.

                                                       Summary Compensation Table

                                                                                         Long-Term
                                                                                    Compensation Awards
                                                  Annual Compensation            Restricted    KMI Shares
                                                                                    Stock      Underlying        All Other
      Name and Principal Position           Year        Salary      Bonus(1)      Awards(2)      Options      Compensation(3)
    -----------------------------------------------  -----------  -----------  ------------- -------------   ----------------
    Richard D. Kinder...............        2003      $       1   $      --      $      --           --          $     --
      Director, Chairman and CEO            2002              1          --             --           --                --
                                            2001              1          --             --           --                --

    Michael C. Morgan...............        2003        200,000     875,000     5,380,000            --             9,815
      President                             2002        200,000     950,000            --            --             9,584
                                            2001        200,000     350,000       569,900            --             7,835

    C. Park Shaper..................        2003        200,000     875,000     5,918,000            --             8,378
      Director, Vice President and CFO      2002        200,000     950,000            --       100,000(4)          8,336
                                            2001        200,000     350,000       569,900            --             7,186

    Deborah A. Macdonald............        2003        200,000     875,000     5,380,000            --             8,966
      President,                            2002        200,000     950,000            --        50,000(5)          8,966
      Natural Gas Pipelines                 2001        200,000     350,000       569,900            --            32,816

    Joseph Listengart...............        2003        200,000     825,000     3,766,000            --             8,378
      Vice President,                       2002        200,000     950,000            --            --             8,336
      General Counsel and Secretary         2001        200,000     350,000       569,900            --             7,186
----------

(1)  Amounts earned in year shown and paid the following year.

(2) Represent shares of restricted KMI stock awarded in 2003 and 2001. The 2003 and 2001 awards were issued under a shareholder approved plan. For the 2003 awards, value computed as the number of shares awarded times the closing price on date of grant ($53.80 at July 16, 2003). Twenty-five percent of the shares in each grant vest on the third anniversary after the date of grant and the remaining seventy-five percent of the shares in each grant vest on the fifth anniversary after the date of grant. To vest, we and/or KMI must also achieve one of the following performance hurdles during the vesting period: (i) KMI must earn $3.70 per share in any fiscal year; (ii) we must distribute $2.72 over four consecutive quarters; (iii) we and KMI must fund at least one year's annual incentive program; or (iv) KMI's stock price must average over $60.00 per share during any consecutive 30-day period. One of these hurdles has already been met. The 2003 awards were long-term equity compensation for our current senior management through July 2008, and neither we nor KMI intend to make further restricted stock awards to them before that date. The 2001 awards were granted in 2002 and relate to performance in 2001. Value for 2001 grants computed as the number of shares awarded (10,000) times the closing price on date of grant ($56.99 at January 16, 2002). Twenty-five percent of the shares in each grant vest on each of the first four anniversaries after the date of grant. The holders of the restricted stock awards are eligible to vote and to receive dividends declared on such shares.

(3) For 2003 and 2002, amounts represent contributions to the Kinder Morgan Savings Plan (a 401(k) plan), value of group-term life insurance exceeding $50,000 and taxable parking subsidy. For 2001, amounts represent contributions to the Kinder Morgan Savings Plan, value of group-term life insurance exceeding $50,000, parking subsidy and a $50 cash payment. Ms. Macdonald's amounts include additions in 2001 resulting from relocation expenses.

(4) The 100,000 options to purchase KMI shares were granted on January 16, 2002 with an exercise price of $56.99 per share and vest at the rate of twenty-five percent on each of the first four anniversaries after the date of grant.

(5) The 50,000 options to purchase KMI shares were granted on January 16, 2002 with an exercise price of $56.99 per share and vest at the rate of twenty-five percent on each of the first four anniversaries after the date of grant.


   Kinder Morgan Savings Plan. Effective July 1, 1997, our general partner established the Kinder Morgan Retirement Savings Plan, a defined contribution 401(k) plan. This plan was subsequently amended and merged to form the Kinder Morgan Savings Plan. The plan now permits all full-time employees of Kinder Morgan, Inc. and KMGP Services Company, Inc. to contribute between one percent and fifty percent of base compensation, on a pre-tax basis, into participant accounts. In addition to a mandatory contribution equal to four percent of base compensation per year for most plan participants, our general partner may make discretionary contributions in years when specific performance objectives are met. Certain employees' contributions are based on collective bargaining agreements. The mandatory contributions are made each pay period on behalf of each eligible employee. Any discretionary contributions are made during the first quarter following the performance year. All employer contributions, including discretionary contributions, are in the form of KMI stock that is immediately convertible into other available investment vehicles at the employee's discretion. During the first quarter of 2004, we will not make any discretionary contributions to individual accounts for 2003. All contributions, together with earnings thereon, are immediately vested and not subject to forfeiture. Participants may direct the investment of their contributions into a variety of investments. Plan assets are held and distributed pursuant to a trust agreement. Because levels of future compensation, participant contributions and investment yields cannot be reliably predicted over the span of time contemplated by a plan of this nature, it is impractical to estimate the annual benefits payable at retirement to the individuals listed in the Summary Compensation Table above.

   Common Unit Option Plan. Pursuant to our Common Unit Option Plan, key personnel are eligible to receive grants of options to acquire common units. The total number of common units authorized under the option plan is 500,000. None of the options granted under the option plan may be "incentive stock options" under Section 422 of the Internal Revenue Code. If an option expires without being exercised, the number of common units covered by such option will be available for a future award. The exercise price for an option may not be less than the fair market value of a common unit on the date of grant. Either the board of directors of our general partner or a committee of the board of directors will administer the option plan. The option plan terminates on March 5, 2008.

   No individual employee may be granted options for more than 20,000 common units in any year. Our board of directors or the committee referred to in the prior paragraph will determine the duration and vesting of the options to employees at the time of grant. As of December 31, 2003, outstanding options to purchase 129,050 common units had been granted to 43 former Kinder Morgan G.P., Inc. employees who are now employees of Kinder Morgan, Inc. or KMGP Services Company, Inc. Forty percent of such options will vest on the first anniversary of the date of grant and twenty percent on each of the next three anniversaries. The options expire seven years from the date of grant.

   The option plan also granted to each of our then non-employee directors as of April 1, 1998, an option to purchase 10,000 common units at an exercise price equal to the fair market value of the common units at the end of the trading day on such date. In addition, each new non-employee director is granted options to acquire 10,000 common units on the first day of the month following his or her election. Under this provision, as of December 31, 2003, outstanding options to purchase 20,000 common units had been granted to two of Kinder Morgan G.P., Inc.'s three non-employee directors. Forty percent of all such options will vest on the first anniversary of the date of grant and twenty percent on each of the next three anniversaries. The non-employee director options will expire seven years from the date of grant.

   No options to purchase common units were granted during 2003 to any of the individuals named in the Summary Compensation Table above. The following table sets forth certain information as of December 31, 2003 with respect to common unit options previously granted to the individuals named in the Summary Compensation Table above. Mr. Listengart is the only person named in the Summary Compensation Table who was granted common unit options. No common unit options were granted at an option price below the fair market value on the date of grant.

     Aggregated Common Unit Option Exercises in 2003 and 2003 Year-End Common Unit Option Values

                                                              Number of Units            Value of Unexercised
                                                          Underlying Unexercised         In-the-Money Options
                          Units Acquired     Value       Options at 2003 Year-End         At 2003 Year-End(1)
                                                      ---------------------------   -------------------------
        Name                on Exercise    Realized     Exercisable  Unexercisable    Exercisable    Unexercisable
 ------------------       --------------   ---------  ------------- --------------  --------------  --------------
 Joseph Listengart....          --            --          10,000           --          $ 319,888             --

----------

(1) Calculated on the basis of the fair market value of the underlying common units at year-end 2003, minus the exercise price.


KMI Option Plan. Under KMI's stock option plan, employees of KMI and its affiliates, including employees of KMI's direct and indirect subsidiaries, like KMGP Services Company, Inc., are eligible to receive grants of options to acquire shares of common stock of KMI. KMI's board of directors administers this option plan. The primary purpose for granting stock options under this plan to employees of KMI, KMGP Services Company, Inc. and our subsidiaries is to provide them with an incentive to increase the value of common stock of KMI. A secondary purpose of the grants is to provide compensation to those employees for services rendered to our subsidiaries and us. During 2003, none of the persons named in the Summary Compensation Table above were granted KMI stock options.

              Aggregated KMI Stock Option Exercises in 2003 and 2003 Year-End KMI Stock Option Values

                                                                      Number of Shares            Value of Unexercised
                                                                   Underlying Unexercised         In-the-Money Options
                                                                   Options at 2003 Year-End        at 2003 Year-End(1)
                                     Shares Acquired    Value    --------------------------    -----------------------------
           Name                      on Exercise       Realized   Exercisable Unexercisable    Exercisable   Unexercisable
   --------------------           ---------------    ----------  ---------------------------   -------------- --------------
   Michael C. Morgan...........       140,000        $4,242,350      197,500            -       $5,572,406              -
   C. Park Shaper..............        30,000          $814,500      113,750      106,250       $2,473,188     $1,231,687
   Deborah A. Macdonald........        50,000        $1,194,249       62,500       37,500       $1,790,750     $   79,125
   Joseph Listengart...........        26,250          $691,264      106,300            -       $3,586,868              -

----------

(1) Calculated on the basis of the fair market value of the underlying shares at year-end, minus the exercise price.

   Cash Balance Retirement Plan. Employees of KMGP Services Company, Inc. and KMI are eligible to participate in a Cash Balance Retirement Plan that was put into effect on January 1, 2001. Certain employees continue to accrue benefits through a career-pay formula, "grandfathered" according to age and years of service on December 31, 2000, or collective bargaining arrangements. All other employees will accrue benefits through a personal retirement account in the Cash Balance Retirement Plan. Employees with prior service and not grandfathered converted to the Cash Balance Retirement Plan and were credited with the current fair value of any benefits they had previously accrued through the defined benefit plan. Under the plan, we make contributions on behalf of participating employees equal to three percent of eligible compensation every pay period. In addition, discretionary contributions are made to the plan based on our and KMI's performance. No additional contributions were made for 2003 performance. Interest will be credited to the personal retirement accounts at the 30-year U.S. Treasury bond rate in effect each year. Employees will be fully vested in the plan after five years, and they may take a lump sum distribution upon termination of employment or retirement.

   The following table sets forth the estimated annual benefits payable as of December 31, 2003, under normal retirement at age sixty-five, assuming current remuneration levels without any salary projection, and participation until normal retirement at age sixty-five, with respect to the named executive officers under the provisions of the Kinder Morgan Cash Balance Retirement Plan. These benefits are subject to federal and state income taxes, where applicable, but are not subject to deduction for social security or other offset amounts.

                                              Estimated                       Current          Estimated
                                Current      Credited Yrs                  Compensation     Annual Benefit
                             Credited Yrs     of Service     Age as of      Covered by       Payable Upon
           Name                 Of Service     at Age 65    Jan. 1, 2004       Plans        Retirement (1)
           ----              -------------- --------------  ------------  --------------    --------------
Richard D. Kinder.........         3              8.8           59.2            $      1           $     -
Michael C. Morgan.........         3             32.7           35.4             200,000            62,537
C. Park Shaper............         3             32.7           35.4             200,000            62,537
Joseph Listengart.........         3             32.5           35.6             200,000            61,780
Deborah A. MacDonald......         3             15.9           52.1             200,000            15,823

----------

(1) The estimated annual benefits payable are based on the straight-life annuity form.

   Compensation Committee Interlocks and Insider Participation. We do not have a separate compensation committee. KMR's compensation committee, comprised of Mr. Edward O. Gaylord, Mr. Gary L. Hultquist and Mr. Perry M. Waughtal, makes compensation decisions regarding the executive officers of our general partner and its delegate, KMR. Mr. Richard D. Kinder and Mr. James E. Street, who are executive officers of KMR, participate in the deliberations of the KMR compensation committee concerning executive officer compensation. Mr. Kinder receives $1.00 annually in total compensation for services to KMI, KMR and our general partner.

   Directors Fees. During 2003, each of the three non-employee members of the boards of directors of KMR and our general partner received $10,000 in cash compensation with respect to board service for the first quarter of 2003. In addition, the director who served as chairman of KMR's audit committee was paid an additional $2,500 for each quarter in 2003. In addition, directors are reimbursed for reasonable expenses in connection with board meetings. In April 2003, we implemented the Directors' Unit Appreciation Rights Plan, as discussed below, to serve as the sole compensation for non-employee directors for the remainder of 2003. In October 2003, KMR appointed Mr. Perry M. Waughtal as Lead Director, whose compensation is an additional $20,000 per year, paid $5,000 per quarter, effective October 1, 2003.

   Directors' Unit Appreciation Rights Plan. On April 1, 2003, KMR's compensation committee established the Directors' Unit Appreciation Rights Plan. Pursuant to this plan, each of KMR's three non-employee directors is eligible to receive common unit appreciation rights. The primary purpose of this plan is to promote the interests of our unitholders by aligning the compensation of the non-employee members of the board of directors of KMR with unitholders' interests. Secondly, since KMR's success is dependent on its operation and management of our business and our resulting performance, the plan is expected to align the compensation of the non-employee members of the board with the interests of KMR's shareholders.

   Upon the exercise of unit appreciation rights, we will pay, within thirty days of the exercise date, the participant an amount of cash equal to the excess, if any, of the aggregate fair market value of the unit appreciation rights exercised as of the exercise date over the aggregate award price of the rights exercised. The fair market value of one unit appreciation right as of the exercise date will be equal to the closing price of one common unit on the New York Stock Exchange on that date. The award price of one unit appreciation right will be equal to the closing price of one common unit on the New York Stock Exchange on the date of grant. Each unit appreciation right granted under the plan will be exercisable only for cash and will be evidenced by a unit appreciation rights agreement.

   All unit appreciation rights granted vest on the six-month anniversary of the date of grant. If a unit appreciation right is not exercised in the ten year period following the date of grant, the unit appreciation right will expire and not be exercisable after the end of such period. In addition, if a participant ceases to serve on the board for any reason prior to the vesting date of a unit appreciation right, such unit appreciation right will immediately expire on the date of cessation of service and may not be exercised. The plan is administered by

KMR's compensation committee. The total number of unit appreciation rights authorized under the plan is 500,000. KMR's board has sole discretion to terminate the plan at any time with respect to unit appreciation rights which have not previously been granted to participants.

   On April 1, 2003, the date of adoption of the plan, each of KMR's three non-employee directors were granted 7,500 unit appreciation rights. In addition, 10,000 unit appreciation rights shall be granted to each of KMR's three non-employee directors during the first meeting of the board each January. Accordingly, each non-employee director received an additional 10,000 unit appreciation rights on January 21, 2004. As of December 31, 2003, 52,500 unit appreciation rights had been granted. No unit appreciation rights were exercised during 2003.

   Employment Agreement. In April 2000, Mr. Michael C. Morgan entered into a four-year employment agreement with KMI and our general partner. Under the employment agreement, Mr. Morgan receives an annual base salary of $200,000 and bonuses at the discretion of the compensation committee of KMR. Mr. Morgan is prevented from competing with KMI and us for a period of four years from the date of the agreement, provided Mr. Richard D. Kinder continues to serve as chief executive officer of KMI or its successor.

   Retention Agreement. Effective January 17, 2002, KMI entered into a retention agreement with Mr. C. Park Shaper, an officer of KMI, Kinder Morgan G.P., Inc. (our general partner) and its delegate, KMR. Pursuant to the terms of the agreement, Mr. Shaper obtained a $5 million personal loan guaranteed by KMI and us. Mr. Shaper was required to purchase and did purchase KMI common stock and our common units in the open market with the loan proceeds. The Sarbanes-Oxley Act of 2002 does not allow companies to issue or guarantee new loans to executives, but it "grandfathers" loans that were in existence prior to the act. Regardless, Mr. Shaper, KMI and we agreed that in today's business environment it would be prudent for him to repay the loan. In conjunction with this decision, Mr. Shaper sold 37,000 of KMI shares and 82,000 of our common units. He used the proceeds to repay the $5 million personal loan guaranteed by KMI and us, thereby eliminating KMI's and our guarantee of this loan. Mr. Shaper instead participates in KMI's restricted stock plan with other senior executives. The retention agreement was terminated accordingly.

   Lines of Credit. As of December 31, 2002, we had agreed to guarantee potential borrowings under lines of credit available from Wachovia Bank, National Association, formerly known as First Union National Bank, to Messrs. Thomas Bannigan, C. Park Shaper, Joseph Listengart, and James Street and Ms. Deborah Macdonald. Each of these officers was primarily liable for any borrowing on his or her line of credit, and if we made any payment with respect to an outstanding loan, the officer on behalf of whom payment was made was required to surrender a percentage of his or her options to purchase KMI common stock. Our obligations under the guaranties, on an individual basis, generally did not exceed $1.0 million and such obligations, in the aggregate, did not exceed $1.9 million. As of October 31, 2003, we had made no payments with respect to these lines of credit and each line of credit was either terminated or refinanced without a guarantee from us. We have no further guaranteed obligations with respect to any borrowings by our officers.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

   The following table sets forth information as of January 31, 2004, regarding
(a) the beneficial ownership of (i) our common and Class B units, (ii) the common stock of KMI, the parent company of our general partner, and (iii) KMR shares by all directors of our general partner and KMR, its delegate, by each of the named executive officers and by all directors and executive officers as a group and (b) the beneficial ownership of our common and Class B units or shares of KMR by all persons known by our general partner to own beneficially more than five percent of our common and Class B units and KMR shares. Unless otherwise noted, the address of each person below is c/o Kinder Morgan Energy Partners, L.P., 500 Dallas Street, Suite 1000, Houston, Texas 77002.

                                           Amount and Nature of Beneficial Ownership(1)

                                                                                        Kinder Morgan
                                         Common Units            Class B Units        Management Shares      KMI Voting Stock
                                   ----------------------  ---------------------  ----------------------  -----------------------
                                     Number       Percent    Number      Percent    Number       Percent    Number       Percent
                                   of Units(2)   of Class  of Units(3)  of Class  of Shares(4)  of Class  of Shares(5)   of Class
                                   -----------   --------  -----------  --------  ------------  --------  ------------   --------
Richard D. Kinder(6)...........       316,079          *          --         --      34,901          *    23,995,415      19.40%
Michael C. Morgan(7)...........         6,000          *          --         --       4,053          *       427,503          *
C. Park Shaper(8)..............         4,000          *          --         --       2,368          *       301,002          *
Edward O. Gaylord..............        33,000          *          --         --          --         --         2,000          *
Gary L. Hultquist(9)...........        12,000          *          --         --          --         --            --         --
Perry M. Waughtal(10)..........        35,300          *          --         --      35,103          *        40,000          *
Joseph Listengart(11)..........        14,198          *          --         --          --         --       189,300          *
Deborah A. Macdonald(12).......            --         --          --         --          --         --       195,568          *
Directors and Executive Officers
   as a group (13 persons)(13).       437,236          *          --         --      79,096          *    25,629,120      20.72%
Kinder Morgan, Inc.(14)........    12,955,735       9.62%  5,313,400     100.00% 12,702,852      25.93%           --         --
Fayez Sarofim (15).............     7,266,921       5.39%         --         --          --         --            --         --
Capital Group                              --        --           --         --   6,751,430      13.78%           --         --
International,Inc.(16).........
OppenheimerFunds, Inc.(17).....            --        --           --         --   4,433,727       9.05%           --         --

----------

*  Less than 1%.

(1) Except as noted otherwise, all units and KMI shares involve sole voting power and sole investment power. For Kinder Morgan Management, see note
     (4).

(2) As of January 31, 2004, we had 134,735,758 common units issued and outstanding.

(3) As of January 31, 2004, we had 5,313,400 Class B units issued and outstanding.

(4) Represent the limited liability company shares of KMR. As of January 31, 2004, there were 48,996,465 issued and outstanding KMR shares. In all cases, our i-units will be voted in proportion to the affirmative and negative votes, abstentions and non-votes of owners of KMR shares. Through the provisions in our partnership agreement and KMR's limited liability company agreement, the number of outstanding KMR shares, including voting shares owned by our general partner, and the number of our i-units will at all times be equal.

(5) As of January 31, 2004, KMI had a total of 123,711,341 shares of issued and outstanding voting common stock, which excludes 8,892,884 shares held in treasury.

(6) Includes (a) 7,979 common units owned by Mr. Kinder's spouse, (b) 5,173 KMI shares held by Mr. Kinder's spouse and (c) 250 KMI shares held by Mr. Kinder in a custodial account for his nephew. Mr. Kinder disclaims any and all beneficial or pecuniary interest in these units and shares.

(7) Includes options to purchase 197,500 KMI shares exercisable within 60 days of January 31, 2004, and includes 107,500 shares of restricted KMI stock.

(8) Includes options to purchase 170,000 KMI shares exercisable within 60 days of January 31, 2004, and includes 117,500 shares of restricted KMI stock.

(9) Includes options to purchase 10,000 common units exercisable within 60 days of January 31, 2004.

(10) Includes options to purchase 8,000 common units exercisable within 60 days of January 31, 2004.

(11) Includes options to purchase 10,000 common units and 106,300 KMI shares exercisable within 60 days of January 31, 2004, and includes 77,500 shares of restricted KMI stock.

(12) Includes options to purchase 75,000 KMI shares exercisable within 60 days of January 31, 2004, and includes 107,500 shares of restricted KMI stock.

(13) Includes options to purchase 32,000 common units and 815,425 KMI shares exercisable within 60 days of January 31, 2004, and includes 597,800 shares of restricted KMI stock.

(14) Includes common units owned by KMI and its consolidated subsidiaries, including 1,724,000 common units owned by Kinder Morgan G.P., Inc.

(15) As reported on the Schedule 13G filed February 12, 2004 by Fayez Sarofim & Co. and Fayez Sarofim. Mr. Sarofim reports that he has sole voting power over 2,000,000 common units, shared voting power over 3,990,712 common units, sole disposition power over 2,000,000 common units and shared disposition power over 7,266,921 common units. Mr. Sarofim's address is 2907 Two Houston Center, Houston, Texas 77010.

(16) As reported on the Schedule 13G/A filed February 13, 2004 by Capital Group International, Inc. and Capital Guardian Trust Company. Capital Group International, Inc. and Capital Guardian Trust Company report that in regard to KMR shares, they have sole voting power over 5,144,620 shares, shared voting power over 0 shares, sole disposition power over 6,751,430 shares and shared disposition power over 0 shares. Capital Group International, Inc.'s and Capital Guardian Trust Company's address is 11100 Santa Monica Blvd., Los Angeles, California 90025.

(17) As reported on the Schedule 13G filed February 11, 2004 by OppenheimerFunds, Inc. and Oppenheimer Capital Income Fund. OppenheimerFunds, Inc. reports that in regard to KMR shares, it has sole voting power over 0 shares, shared voting power over 0 shares, sole disposition power over 0 shares and shared disposition power over 4,433,727 shares. Of these 4,433,727 KMR shares, Oppenheimer Capital Income Fund has sole voting power over 2,742,501 shares, shared voting power over 0 shares, sole disposition power over 0 shares and shared disposition power over 2,742,501 shares. OppenheimerFunds, Inc.'s address is 225 Liberty Street, 11th Floor, New York, New York 10281, and Oppenheimer Capital Income Fund's address is 6803 Tucson Way, Centennial, Colorado 80112.


                      Equity Compensation Plan Information

   The following table sets forth information regarding our equity compensation plans as of January 31, 2004. Specifically, the table refers to information regarding our Common Unit Option Plan described in Item 11. "Executive Compensation" as of January 31, 2004.

                                                                                                 Number of securities
                                                                                                remaining available for
                                        Number of securities          Weighted average       future issuance under equity
                                       to be issued upon exercise      exercise price             compensation plans
                                       of outstanding options,     of outstanding options,  (excluding securities reflected
                                         warrants and rights         warrants and rights            in column (a))
           Plan Category                          (a)                        (b)                          (c)
  ----------------------------------   --------------------------  -----------------------  -------------------------------
  Equity compensation plans
    approved by security holders                      -                         -                            -

  Equity compensation plans
    not approved by security holders            149,050                    $17.88                       55,400
                                                -------                                                 ------

  Total                                         149,050                                                 55,400
                                                =======                                                 ======

   For information about our Common Unit Option Plan, see Item 11 "Executive Compensation -- Common Unit Option Plan."


Item 13.  Certain Relationships and Related Transactions.

   Odessa Lateral

   As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2002, we have purchased a certain 13-mile, 6-inch diameter carbon dioxide pipeline lateral, referred to herein as the Odessa Lateral, from Morgan Associates Proprietary, L.P. for $0.7 million. The Odessa Lateral connects to Kinder Morgan CO2 Company, L.P.'s Central Basin carbon dioxide pipeline and serves, solely, the Emmons and South Cowden carbon dioxide flooding projects located in the Permian Basin and operated by ConocoPhillips. Morgan Associates is a limited partnership owned and controlled by Mr. William V. Morgan and his wife, Sara. Mr. and Mrs. Morgan are the parents of Michael C. Morgan, the president of our general partner and KMR. Mr. William V. Morgan was Director and Vice Chairman of our general partner and its delegate, KMR, prior to his retirement in January 2003.

   Mr. William V. Morgan, through Morgan Associates and otherwise, has been an active investor in carbon dioxide pipeline infrastructure since the mid-1980s. In 1996, prior to our current management's acquisition of our general partner in February 1997, Morgan Associates constructed the Odessa Lateral for approximately $1.3 million, entered into a long-term transportation agreement with KMCO2's ultimate predecessor in interest to transport carbon dioxide via the Odessa Lateral and entered into an operating agreement with KMCO2's ultimate predecessor in interest. Subsidiaries of Shell Oil Company and Mobil Corporation initially provided the carbon dioxide that was ultimately sold to the South Cowden and Emmons projects. During 2002, KMCO2 was selling carbon dioxide to ConocoPhillips for use in the Emmons and South Cowden carbon dioxide flooding projects.

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

   The estimated purchase price was arrived at as follows: Pursuant to the transportation agreement, KMCO2 was obligated to pay Morgan Associates a demand fee, plus a fee on volumes transported (or a minimum transport or pay amount in the event the fee to be received for transported volumes did not exceed such minimum amount) through the Odessa Lateral to the Emmons and South Cowden carbon dioxide flooding projects. Accordingly, the estimated purchase price was arrived at by discounting back, using a commercially reasonable discount rate, the remaining demand fees, plus the remaining minimum transport or pay amounts under Morgan Associates' transportation contracts with KMCO2 on the Odessa Lateral.

   Mr. Michael C. Morgan abstained from all negotiations related to the Odessa Lateral. The transaction was approved by the Boards of Directors of our general partner and KMR and the transaction closed by the end of March 2003.

   For more information on our related party transactions, see Note 12 of the Notes to the Consolidated Financial Statements included elsewhere in this report.


Item 14.  Principal Accounting Fees and Services

   The following sets forth fees billed for the audit and other services provided by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2003, and December 31, 2002 (in dollars):

                                      Year Ended December 31,
                                   -----------------------------
                                        2003            2002
                                   -------------   -------------
          Audit fees(1)............$   1,079,092   $     983,546
          Tax fees(2)..............    1,347,903       1,833,394
          All other fees(3).........           -          10,000
                                   -------------   -------------
            Total..................$   2,426,995   $   2,826,940
                                   =============   =============
----------

(1) Includes fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the Securities and Exchange Commission.

(2) Includes fees related to professional services for tax compliance, tax advice and tax planning.

(3) Consists of fees for services other than services reported above. Includes fees related to professional services for consultation on Environmental Protection Agency report.

        All services rendered by PricewaterhouseCoopers LLP are permissible under applicable laws and regulations, and are pre-approved by the audit committee of KMR and our general partner. Pursuant to the charter of the audit committee of KMR, the delegate of our general partner, the committee's primary purposes include the following:

   o to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors;

   o to pre-approve all audit and non-audit services, including tax services, to be provided, consistent with all applicable laws, to us by our external auditors; and

   o to establish the fees and other compensation to be paid to our external auditors.

   Furthermore, the audit committee will review the external auditors' proposed audit scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, will regularly review with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and will, at least annually, use its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items):

   o the auditors' internal quality-control procedures;

   o any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors;

   o the independence of the external auditors; and

   o the aggregate fees billed by our external auditors for each of the previous two fiscal years.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a)(1) and (2) Financial Statements and Financial Statement Schedules

   See "Index to Financial Statements" set forth on page 91.

   (a)(3) Exhibits

*3.1 -- Third Amended and Restated Agreement of Limited Partnership of Kinder Morgan Energy Partners, L.P. (filed as Exhibit 3.1 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30, 2001, filed on August 9, 2001).
*4.1 -- Specimen Certificate evidencing Common Units representing Limited Partner Interests (filed as Exhibit 4.1 to Amendment No. 1 to Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-4, File No. 333-44519, filed on February 4, 1998).
*4.2 -- Indenture dated as of January 29, 1999 among Kinder Morgan Energy Partners, L.P., the guarantors listed on the signature page thereto and U.S. Trust Company of Texas, N.A., as trustee, relating to Senior Debt Securities (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K filed February 16, 1999, File No. 1-11234 (the "February 16, 1999 Form 8-K")).
*4.3 -- First Supplemental Indenture dated as of January 29, 1999 among Kinder Morgan Energy Partners, L.P., the subsidiary guarantors listed on the signature page thereto and U.S. Trust Company of Texas, N.A., as trustee, relating to $250,000,000 of 6.30% Senior Notes due February 1, 2009 (filed as Exhibit 4.2 to the February 16, 1999 Form 8-K).
*4.4 -- Second Supplemental Indenture dated as of September 30, 1999 among Kinder Morgan Energy Partners, L.P. and U.S. Trust Company of Texas, N.A., as trustee, relating to release of subsidiary guarantors under the $250,000,000 of 6.30% Senior Notes due February 1, 2009 (filed as
          Exhibit 4.4 to the Partnership's Form 10-Q for the quarter ended September 30, 1999 (the "1999 Third Quarter Form 10-Q")).
*4.5 -- Indenture dated March 22, 2000 between Kinder Morgan Energy Partners, L.P. and First Union National Bank, as Trustee (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-4 (File No. 333-35112) filed on April 19, 2000 (the "April 2000 Form S-4")).
*4.6 -- Form of 8% Note (contained in the Indenture filed as Exhibit 4.1 to the April 2000 Form S-4).
*4.7 -- Indenture dated November 8, 2000 between Kinder Morgan Energy Partners, L.P. and First Union National Bank, as Trustee (filed as
          Exhibit 4.8 to Kinder Morgan Energy Partners, L.P. Form 10-K for
          2001).
*4.8 -- Form of 7.50% Notes due November 1, 2010 (contained in the Indenture filed as Exhibit 4.8 to the Kinder Morgan Energy Partners, L.P. Form 10-K for 2001).
*4.9 -- Indenture dated January 2, 2001 between Kinder Morgan Energy Partners and First Union National Bank, as trustee, relating to Senior Debt Securities (including form of Senior Debt Securities) (filed as
          Exhibit 4.11 to Kinder Morgan Energy Partners, L.P. Form 10-K for
          2000).
*4.10-- Indenture dated January 2, 2001 between Kinder Morgan Energy Partners and First Union National Bank, as trustee, relating to Subordinated Debt Securities (including form of Subordinated Debt Securities) (filed as Exhibit 4.12 to Kinder Morgan Energy Partners, L.P. Form 10-K for 2000).
*4.11-- Certificate of Vice President and Chief Financial Officer of Kinder Morgan Energy Partners, L.P. establishing the terms of the 6.75% Notes due March 15, 2011 and the 7.40% Notes due March 15, 2031 (filed as
          Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 8-K, filed on March 14, 2001).
*4.12-- Specimen of 6.75% Notes due March 15, 2011 in book-entry form (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Form 8-K, filed on March 14, 2001).
*4.13-- Specimen of 7.40% Notes due March 15, 2031 in book-entry form (filed as Exhibit 4.3 to Kinder Morgan Energy Partners, L.P. Form 8-K, filed on March 14, 2001).
*4.14-- Certificate of Vice President and Chief Financial Officer of Kinder Morgan Energy Partners, L.P. establishing the terms of the 7.125% Notes due March 15, 2012 and the 7.750% Notes due March 15, 2032 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended March 31, 2002, filed on May 10, 2002).

*4.15-- Specimen of 7.125% Notes due March 15, 2012 in book-entry form (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended March 31, 2002, filed on May 10, 2002).
*4.16-- Specimen of 7.750% Notes due March 15, 2032 in book-entry form (filed as Exhibit 4.3 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended March 31, 2002, filed on May 10, 2002).
*4.17-- Form of Indenture dated August 19, 2002 between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Kinder Morgan Energy Partners, L.P.'s Registration Statement on Form S-4 (File No. 333-100346) filed on October 4, 2002 (the "October 4, 2002 Form S-4")).
*4.18-- Form of First Supplemental Indenture to Indenture dated August 19, 2002, dated August 23, 2002 between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association, as Trustee (filed as
          Exhibit 4.2 to the October 4, 2002 Form S-4).
*4.19-- Form of 5.35% Note and Form of 7.30% Note (contained in the Indenture filed as Exhibit 4.1 to the October 4, 2002 Form S-4).
 4.20-- Certain instruments with respect to long-term debt of Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries which relate to debt that does not exceed 10% of the total assets of Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. sec.229.601. Kinder Morgan Energy Partners, L.P. hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.
*4.21-- Form of Senior Indenture between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association (filed as Exhibit 4.2 to the Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-3 (File No. 333-102961) filed on February 4, 2003 (the "February 4, 2003 Form S-3")).
*4.22-- Form of Senior Note of Kinder Morgan Energy Partners, L.P. (included in the Form of Senior Indenture filed as Exhibit 4.2 to the February 4, 2003 Form S-3).
*4.23-- Form of Subordinated Indenture between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association (filed as Exhibit 4.4 to the February 4, 2003 Form S-3).
*4.24-- Form of Subordinated Note of Kinder Morgan Energy Partners, L.P. (included in the Form of Subordinated Indenture filed as Exhibit 4.4 to the February 4, 2003 Form S-3).
 4.25-- Certificate of Vice President, Treasurer and Chief Financial Officer and Vice President, General Counsel and Secretary of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P. establishing the terms of the 5.00% Notes due December 15, 2013.
 4.26--   Specimen of 5.00% Notes due December 15, 2013 in book-entry form.

*10.1--   Kinder Morgan Energy Partners, L.P. Common Unit Option Plan (filed as
          Exhibit 10.6 to the Kinder Morgan Energy Partners, L.P. 1997 Form 10-K, File No. 1-11234).
*10.2-- Kinder Morgan Energy Partners, L.P. Executive Compensation Plan (filed as Exhibit 10 to the Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30, 1997, File No. 1-11234).

*10.3-- Employment Agreement dated April 20, 2000, by and among Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and Michael C. Morgan (filed as Exhibit 10(b) to Kinder Morgan, Inc.'s Form 10-Q for the quarter ended March 31, 2000).

*10.4-- Delegation of Control Agreement among Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan Energy Partners, L.P. and its operating partnerships (filed as Exhibit 10.1 to the Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30, 2001).

 10.5-- 364-day Credit Agreement dated as of October 14, 2003 among Kinder Morgan Energy Partners, L.P., the lenders party thereto and Wachovia Bank, National Association as Administrative Agent.

 10.6-- Kinder Morgan Energy Partners, L.P. Directors' Unit Appreciation Rights Plan.
 10.7-- Amendment No. 1 to Kinder Morgan Energy Partners, L.P. Directors' Unit Appreciation Rights Plan.
 11.1--   Statement re: computation of per share earnings.
 21.1--   List of Subsidiaries.
 23.1--   Consent of PricewaterhouseCoopers LLP.
 31.1-- Certification by CEO pursuant to Rule 13A-14 or 15D of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2-- Certification by CFO pursuant to Rule 13A-14 or 15D of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1-- Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2-- Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------

* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

   (b)Reports on Form 8-K

   Current report dated October 21, 2003 on Form 8-K was furnished on October 21, 2003, pursuant to Item 9 of that form. We provided notice that we, along with Kinder Morgan, Inc., a subsidiary of which serves as our general partner, and Kinder Morgan Management, LLC, a subsidiary of our general partner that manages and controls our business and affairs, intended to discuss and answer questions related to our carbon dioxide business in a live webcast. Interested parties would be able to access the webcast by visiting: http://www.firstcallevents.com/service/ ajwz391859932gf12.html. The webcast began at 4:30 p.m. eastern daylight savings time on October 21, 2003, and is archived at Kinder Morgan, Inc.'s website at: http://www.kindermorgan.com and at: http://www.prnewswire.com.

   Current report dated December 8, 2003 on Form 8-K was furnished on December 8, 2003, pursuant to Item 9 of that form. We provided notice that we, along with Kinder Morgan, Inc., a subsidiary of which serves as our general partner, and Kinder Morgan Management, LLC, a subsidiary of our general partner that manages and controls our business and affairs, intended to make presentations on December 9, 2003, at the Wachovia Securities Pipeline Conference, to discuss the financials, business plans and objectives of us, Kinder Morgan, Inc. and Kinder Morgan Management, LLC. Interested parties would be able to view the materials presented at the conference by visiting Kinder Morgan, Inc.'s website at: http://www.kindermorgan.com/investor/presentations.

   Current report dated January 23, 2004 on Form 8-K was furnished on January 23, 2004, pursuant to Item 9 of that form. We provided notice that we, along with Kinder Morgan, Inc., a subsidiary of which serves as our general partner, and Kinder Morgan Management, LLC, a subsidiary of our general partner that manages and controls our business and affairs, intended to make presentations on January 23, 2004, at the Kinder Morgan 2004 Analyst Conference to address the fiscal year 2003 results, the fiscal year 2004 outlook and other business information about us, Kinder Morgan, Inc. and Kinder Morgan Management, LLC. Interested parties would be able to view the materials presented at the conference by visiting Kinder Morgan, Inc.'s website at: http://www.kindermorgan.com/ investor/presentations. Interested parties would also have access to the presentations by audio webcast, both live and on-demand. The live presentation could be accessed at: http://www.videonewswire.com/event.asp?id=19868. The conference began at 8:00 a.m. C.S.T. on January 23, 2004, and will be archived for 90 days on Kinder Morgan, Inc.'s website at: http://www.kindermorgan.com.

   Current report dated January 21, 2004 on Form 8-K was furnished on January 29, 2004, pursuant to Items 7 and 12 of that form. In Item 12, we provided notice that on January 21, 2004, we issued a press release regarding our financial results for the quarter and year ended December 31, 2003 and held a webcast conference call on January 21, 2004 discussing those results. A copy of the earnings press release and an unedited transcript of the webcast conference call, prepared by an outside vendor, were filed pursuant to Item 7 as exhibits.

                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page
KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

Report of Independent Auditors........................................   92


Consolidated  Statements of Income for the years ended
December 31, 2003, 2002, and 2001.....................................   93


Consolidated  Statements of  Comprehensive  Income for the
years ended December 31, 2003, 2002, and 2001.........................   94


Consolidated Balance Sheets as of December 31, 2003 and 2002..........   95


Consolidated  Statements  of Cash Flows for the years
ended  December 31, 2003, 2002, and 2001..............................   96


Consolidated  Statements of Partners'  Capital for the
years ended December 31, 2003, 2002, and 2001.........................   97


Notes to Consolidated Financial Statements............................   98

                         Report of Independent Auditors

To the Partners of
Kinder Morgan Energy Partners, L.P.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kinder Morgan Energy Partners, L.P. and its subsidiaries (the Partnership) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Partnership changed its method of accounting for asset retirement obligations effective January 1, 2003.

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

Houston, Texas
March 3, 2004


                    KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                       Year Ended December 31,
                                                               --------------------------------------
                                                                  2003          2002          2001
                                                               ----------    ----------    ----------
                                                               (In thousands except per unit amounts)
   Revenues
     Natural gas sales.....................................    $4,889,235    $2,740,518    $1,627,037
     Services..............................................     1,377,745     1,272,640     1,161,643
     Product sales and other...............................       357,342       223,899       157,996
                                                               ----------    ----------    ----------
                                                                6,624,322     4,237,057     2,946,676
                                                               ----------    ----------    ----------
   Costs and Expenses
     Gas purchases and other costs of sales................     4,880,118     2,704,295     1,657,689
     Operations and maintenance............................       397,723       376,479       352,407
     Fuel and power........................................       108,112        86,413        73,188
     Depreciation and amortization.........................       219,032       172,041       142,077
     General and administrative............................       150,435       122,205       113,540
     Taxes, other than income taxes........................        62,213        51,326        43,947
                                                               ----------    ----------    ----------
                                                                5,817,633     3,512,759     2,382,848
                                                               ----------    ----------    ----------

   Operating Income........................................       806,689       724,298       563,828

   Other Income (Expense)
     Earnings from equity investments......................        92,199        89,258        84,834
     Amortization of excess cost of
       equity investments..................................        (5,575)       (5,575)       (9,011)
     Interest, net.........................................      (181,357)     (176,460)     (171,457)
     Other, net............................................         7,601         1,698         1,962
   Minority Interest.......................................        (9,054)       (9,559)      (11,440)
                                                               ----------    ----------    ----------

   Income Before Income Taxes and Cumulative
     Effect of a Change in Accounting Principle............       710,503       623,660       458,716

   Income Taxes............................................        16,631        15,283        16,373
                                                               ----------    ----------    ----------

   Income Before Cumulative Effect of a Change
   in Accounting Principle.................................       693,872       608,377       442,343

   Cumulative effect adjustment from change
     in accounting for asset retirement
     obligations...........................................         3,465             -             -
                                                               ----------    ----------    ----------

   Net Income..............................................    $  697,337    $  608,377    $  442,343
                                                               ==========    ==========    ==========

   Calculation of Limited Partners'
     Interest in Net Income:
   Income Before Cumulative Effect of a
     Change in Accounting Principle........................    $  693,872    $  608,377    $  442,343
   Less: General Partner's interest........................      (326,489)     (270,816)     (202,095)
                                                               ----------    ----------    ----------
   Limited Partners' interest..............................       367,383       337,561       240,248
   Add: Limited Partners' interest in
     Change in Accounting Principle........................         3,430             -             -
                                                               ----------    ----------    ----------
   Limited Partners' interest in Net Income................    $  370,813    $  337,561    $  240,248
                                                               ==========    ==========    ==========

   Basic and Diluted Limited Partners'
   Net Income per Unit:
   Income Before Cumulative Effect of a
     Change in Accounting Principle........................    $      1.98   $     1.96    $     1.56
   Cumulative effect adjustment from change
     in accounting for asset retirement obligations........           0.02            -             -
                                                               -----------   ----------    ----------
   Net Income..............................................    $      2.00   $     1.96    $     1.56
                                                               ===========   ==========    ==========

   Weighted average number of units used in
     computation of Limited Partners' Net
     Income per Unit:
   Basic...................................................       185,384       172,017       153,901
                                                               ==========    ==========    ==========

   Diluted.................................................       185,494       172,186       154,110
                                                               ==========    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                 Year Ended December 31,
                                                           ----------------------------------
                                                              2003        2002        2001
                                                           ---------   ---------    ---------
                                                                     (In thousands)
   Net Income..........................................    $ 697,337   $ 608,377    $ 442,343
   Cumulative effect transition adjustment.............           --          --      (22,797)
   Change in fair value of derivatives
     used for hedging purposes.........................     (192,618)   (116,560)      35,162
   Reclassification of change in fair
     value of derivatives to net income................       82,065       7,477       51,461
                                                           ---------   ---------    ---------
   Comprehensive Income................................    $ 586,784   $ 499,294    $ 506,169
                                                           =========   =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                        -----------------------
                                                            2003        2002
                                                        ----------   ----------
                          ASSETS                         (Dollars in thousands)
 Current Assets
   Cash and cash equivalents.........................    $  23,329   $   41,088
   Accounts and notes receivable
      Trade..........................................      562,974      457,583
      Related parties................................       27,587       17,907
   Inventories
      Products.......................................        7,214        4,722
      Materials and supplies.........................       10,783        7,094
   Gas imbalances
      Trade..........................................       36,449       21,595
      Related parties................................        9,084        3,893
   Gas in underground storage........................        8,160       11,029
   Other current assets..............................       19,942      104,479
                                                        ----------   ----------
                                                           705,522      669,390
 Property, Plant and Equipment, net..................    7,091,558    6,244,242
 Investments.........................................      404,345      451,374
 Notes receivable....................................        2,422        3,823
 Goodwill............................................      729,510      716,610
 Other intangibles, net..............................       13,202       17,324
 Deferred charges and other assets...................      192,623      250,813
                                                        ----------   ----------
 Total Assets........................................   $9,139,182   $8,353,576
                                                        ==========   ==========
                     LIABILITIES AND PARTNERS' CAPITAL
 Current Liabilities
   Accounts payable
      Trade..........................................    $ 477,783   $  373,368
      Related parties................................            -       43,742
   Current portion of long-term debt.................        2,248            -
   Accrued interest..................................       52,356       52,500
   Deferred revenues.................................       10,752        4,914
   Gas imbalances....................................       49,912       40,092
   Accrued other liabilities.........................      211,328      298,711
                                                        ----------   ----------
                                                           804,379      813,327
 Long-Term Liabilities and Deferred Credits
   Long-term debt
      Outstanding....................................    4,316,678    3,659,533
      Market value of interest rate swaps............      121,464      166,956
                                                        ----------   ----------
                                                         4,438,142    3,826,489
   Deferred revenues.................................       20,975       25,740
   Deferred income taxes.............................       38,106       30,262
   Asset retirement obligations......................       34,898            -
   Other long-term liabilities and deferred credits..      251,691      199,796
                                                        ----------   ----------
                                                         4,783,812    4,082,287
 Commitments and Contingencies (Notes 13 and 16)
 Minority Interest...................................       40,064       42,033
                                                        ----------   ----------
 Partners' Capital
   Common Units (134,729,258 and 129,943,218
     units issued and outstanding as of
     December 31, 2003 and 2002,
     respectively)...................................    1,946,116    1,844,553
   Class B Units (5,313,400 and 5,313,400
     units issued and outstanding as of
     December 31, 2003 and 2002,
     respectively)...................................      120,582      123,635
   i-Units (48,996,465 and 45,654,048
     units issued and outstanding as
     of December 31, 2003 and 2002,
     respectively)...................................    1,515,659    1,420,898
   General Partner...................................       84,380       72,100
   Accumulated other comprehensive loss..............     (155,810)     (45,257)
                                                        ----------   ----------
                                                         3,510,927    3,415,929
                                                        ----------   ----------
 Total Liabilities and Partners' Capital.............   $9,139,182   $8,353,576
                                                        ==========   ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended December 31,
                                                                               --------------------------------------
                                                                                  2003          2002          2001
                                                                              -----------   -----------   -----------
                                                                                           (In thousands)
Cash Flows From Operating Activities
Net income................................................................    $   697,337   $   608,377   $   442,343
Adjustments to reconcile net income to net cash provided by operating activities:
  Cumulative effect adj. from change in accounting for asset retirement
    obligations...........................................................         (3,465)           --            --
  Depreciation, depletion and amortization................................        219,032       172,041       142,077
  Amortization of excess cost of equity investments.......................          5,575         5,575         9,011
  Earnings from equity investments........................................        (92,199)      (89,258)      (84,834)
Distributions from equity investments.....................................         83,000        77,735        68,832
Changes in components of working capital:
  Accounts receivable.....................................................       (180,632)     (177,240)      174,098
  Other current assets....................................................         (1,858)       (7,583)       22,033
  Inventories.............................................................         (2,945)       (1,713)       22,535
  Accounts payable........................................................         92,702       288,712      (183,179)
  Accrued liabilities.....................................................          9,740        26,132       (47,792)
  Accrued taxes...........................................................         (4,904)        2,379         8,679
FERC rate reparations and refunds.........................................        (44,944)           --            --
Other, net................................................................         (7,923)      (35,462)        7,358
                                                                              -----------   -----------   -----------
Net Cash Provided by Operating Activities.................................        768,516       869,695       581,161
                                                                              -----------   -----------   -----------

Cash Flows From Investing Activities
Acquisitions of assets....................................................       (349,867)     (908,511)   (1,523,454)
Additions to property, plant and equip. for expansion and maintenance
  projects................................................................       (576,979)     (542,235)     (295,088)
Sale of investments, property, plant and equipment, net of removal costs..          2,090        13,912         9,043
Acquisitions of investments...............................................        (10,000)       (1,785)           --
Contributions to equity investments.......................................        (14,052)      (10,841)       (2,797)
Other.....................................................................          5,747        (1,420)       (6,597)
                                                                              -----------   -----------   -----------
Net Cash Used in Investing Activities.....................................       (943,061)   (1,450,880)   (1,818,893)
                                                                              -----------   -----------   -----------

Cash Flows From Financing Activities
Issuance of debt..........................................................      4,674,605     3,803,414     4,053,734
Payment of debt...........................................................     (4,014,296)   (2,985,322)   (3,324,161)
Loans to related party....................................................             --            --       (17,100)
Debt issue costs..........................................................         (5,204)      (17,006)       (8,008)
Proceeds from issuance of common units....................................        175,567         1,586         4,113
Proceeds from issuance of i-units.........................................             --       331,159       996,869
Contributions from General Partner........................................          4,181         3,353        11,716
Distributions to partners:
  Common units............................................................       (340,927)     (306,590)     (268,644)
  Class B units...........................................................        (13,682)      (12,540)       (8,501)
  General Partner.........................................................       (314,244)     (253,344)     (181,198)
  Minority interest.......................................................        (10,445)       (9,668)      (14,827)
Other, net................................................................          1,231         4,429        (2,778)
                                                                              -----------   -----------   -----------
Net Cash Provided by Financing Activities.................................        156,786       559,471     1,241,215
                                                                              -----------   -----------   -----------

Increase (Decrease) in Cash and Cash Equivalents..........................        (17,759)      (21,714)        3,483
Cash and Cash Equivalents, beginning of period............................         41,088        62,802        59,319
                                                                              -----------   -----------   -----------
Cash and Cash Equivalents, end of period..................................    $    23,329   $    41,088   $    62,802
                                                                              ===========   ===========   ===========
Noncash Investing and Financing Activities:
  Assets acquired by the issuance of units................................    $     2,000   $        --    $       --
  Assets acquired by the assumption of liabilities........................         36,187       213,861       293,871
Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for
  Interest (net of capitalized interest)..................................        183,908       161,840       165,357
  Income taxes............................................................           (261)        1,464         2,168

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                        2003                       2002                      2001
                                              -------------------------  ------------------------  --------------------------
                                                  Units        Amount        Units       Amount        Units         Amount
                                              -----------   -----------  -----------  -----------  -----------    -----------
                                                                          (Dollars in thousands)
    Common Units:
      Beginning Balance..................     129,943,218   $ 1,844,553  129,855,018  $ 1,894,677  129,716,218    $ 1,957,357
      Net income.........................              --       265,423           --      254,934           --        203,559
      Units issued as consideration in the
        acquisition of assets............          51,490         2,000           --           --           --             --
      Units issued for cash..............       4,734,550       175,067       88,200        1,532      138,800          2,405
      Distributions......................              --      (340,927)          --     (306,590)          --       (268,644)
                                              -----------   -----------  -----------  -----------  -----------    -----------
      Ending Balance.....................     134,729,258     1,946,116  129,943,218    1,844,553  129,855,018      1,894,677

    Class B Units:
      Beginning Balance..................       5,313,400       123,635    5,313,400      125,750    5,313,400        125,961
      Net income.........................              --        10,629           --       10,427           --          8,335
      Units issued for cash..............              --            --           --           (2)          --            (44)
      Distributions......................              --       (13,682)          --      (12,540)          --         (8,502)
                                              -----------   -----------  -----------  -----------  -----------    -----------
      Ending Balance.....................       5,313,400       120,582    5,313,400      123,635    5,313,400        125,750

    i-Units:
      Beginning Balance..................      45,654,048     1,420,898   30,636,363    1,020,153           --             --
      Net income.........................              --        94,761           --       72,200           --         28,354
      Units issued for cash..............              --            --   12,478,900      328,545   29,750,000        991,799
      Distributions......................       3,342,417            --    2,538,785           --      886,363             --
                                              -----------   -----------  -----------  -----------  -----------    -----------
      Ending Balance.....................      48,996,465     1,515,659   45,654,048    1,420,898   30,636,363      1,020,153

    General Partner:
      Beginning Balance..................              --        72,100           --       54,628           --         33,749
      Net income.........................              --       326,524           --      270,816           --        202,095
      Units issued for cash..............              --            --           --           --           --            (18)
      Distributions......................              --      (314,244)          --     (253,344)          --       (181,198)
                                              -----------   -----------  -----------  -----------  -----------    -----------
      Ending Balance.....................              --        84,380           --       72,100           --         54,628

    Accumulated other comprehensive income:
      Beginning Balance..................              --       (45,257)          --       63,826           --             --
      Cumulative effect transition adj...              --            --           --           --           --        (22,797)
      Change in fair value of derivatives
        used for hedging purposes........              --      (192,618)          --     (116,560)          --         35,162
      Reclassification of change in fair
        value of derivatives to net
        Income...........................              --        82,065           --        7,477           --         51,461
                                              -----------   -----------  -----------  -----------  -----------    -----------
      Ending Balance.....................              --      (155,810)          --      (45,257)          --         63,826

    Total Partners' Capital..............     189,039,123   $ 3,510,927  180,910,666  $ 3,415,929  165,804,781    $ 3,159,034
                                              ===========   ===========  ===========  ===========  ===========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization

   General

   Kinder Morgan Energy Partners, L.P. is a Delaware limited partnership formed in August 1992. Unless the context requires otherwise, references to "we," "us," "our" or the "Partnership" are intended to mean Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries.

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

   o CO2; and

   o Terminals.

   For more information on our reportable business segments, see Note 15.

   Kinder Morgan, Inc.

   Kinder Morgan, Inc., a Kansas corporation, is the sole stockholder of Kinder Morgan (Delaware), Inc. Kinder Morgan (Delaware), Inc., a Delaware corporation, is the sole stockholder of our general partner, Kinder Morgan G.P., Inc. Kinder Morgan, Inc. is referred to as "KMI" in this report. KMI trades on the New York Stock Exchange under the symbol "KMI" and is one of the largest energy transportation and storage companies in the United States, operating, either for itself or on our behalf, more than 35,000 miles of natural gas and products pipelines and approximately 80 terminals. At December 31, 2003, KMI and its consolidated subsidiaries owned, through its general and limited partner interests, an approximate 19.0% interest in us.

   Kinder Morgan Management, LLC

   Kinder Morgan Management, LLC, a Delaware limited liability company, was formed on February 14, 2001. It is referred to as "KMR" in this report. Our general partner owns all of KMR's voting securities and, pursuant to a delegation of control agreement, our general partner delegated to KMR, to the fullest extent permitted under Delaware law and our partnership agreement, all of its power and authority to manage and control our business and affairs, except that KMR cannot take certain specified actions without the approval of our general partner. Under the delegation of control agreement, KMR manages and controls our business and affairs and the business and affairs of our operating limited partnerships and their subsidiaries. Furthermore, in accordance with its limited liability company agreement, KMR's activities are limited to being a limited partner in, and managing and controlling the business and affairs of us, our operating limited partnerships and their subsidiaries. As of December 31, 2003, KMR owned approximately 25.9% of our outstanding limited partner units (which are in the form of i-units that are issued only to KMR).


2.  Summary of Significant Accounting Policies

   Basis of Presentation

   Our consolidated financial statements include our accounts and those of our majority-owned and controlled subsidiaries and our operating partnerships. All significant intercompany items have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to the current presentation.

   Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Certain amounts included in or affecting our financial statements and related disclosures must be estimated by management, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of the financial statements.

   Therefore, the reported amounts of our assets and liabilities and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

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

   Accounts Receivables

   Our policy for determining an appropriate allowance for doubtful accounts varies according to the type of business being conducted and the customers being served. An allowance for doubtful accounts is charged to expense monthly, generally using a percentage of revenue or receivables, based on a historical analysis of uncollected amounts, adjusted as necessary for changed circumstances and customer-specific information. When specific receivables are determined to be uncollectible, the reserve and receivable are relieved. The following tables show the balance in the allowance for doubtful accounts and activity for the years ended December 31, 2003, 2002 and 2001.

                                             Valuation and Qualifying Accounts
                                                     (in thousands)

                                      Balance at        Additions         Additions                       Balance at
                                     beginning of   charged to costs  charged to other                      end of
Allowance for Doubtful Accounts         Period        and expenses       accounts(1)     Deductions(2)      period
                                     ------------   ---------------- ------------------ --------------  -------------

Year ended December 31, 2003....        $8,092           $1,448            $    -           $  (757)        $8,783

Year ended December 31, 2002....        $7,556           $  822            $    4           $  (290)        $8,092

Year ended December 31, 2001....        $4,151           $3,641            $1,362           $(1,598)        $7,556

----------

(1) Amount for 2002 represents the allowance recognized when we acquired IC Terminal Holdings Company and Consolidated Subsidiaries. Amount for 2001 represents the allowance recognized when we acquired CALNEV Pipe Line LLC and Kinder Morgan Liquids Terminals LLC, as well as transfers from other accounts.

(2) Deductions represent the write-off of receivables and the revaluation of the allowance account.


   In addition, the balances of "Accrued other current liabilities" in our accompanying consolidated balance sheets include amounts related to customer prepayments of approximately $8.2 million as of December 31, 2003 and $38.7 million as of December 31, 2002.

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

   Our oil and gas producing activities are accounted for under the successful efforts method of accounting. Under this method, costs of productive wells and development dry holes, both tangible and intangible, as well as productive acreage are capitalized and amortized on the unit-of-production method. In addition, we engage in enhanced recovery techniques in which CO2 is injected into certain producing oil reservoirs. The acquisition cost of this CO2 for the SACROC unit is capitalized as part of our development costs when it is injected. When CO2 is recovered in conjunction with oil production, it is extracted and re-injected, and all of the associated costs are expensed as incurred. Proved developed reserves are used in computing units of production rates for drilling and development costs, and total proved reserves are used for depletion of leasehold costs. The units-of-production rate is determined by field.

   We review for the impairment of long-lived assets whenever events or changes in circumstances indicate that our carrying amount of an asset may not be recoverable. We would recognize an impairment loss when estimated future cash flows expected to result from our use of the asset and its eventual disposition is less than its carrying amount.

   On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and we now evaluate the impairment of our long-lived assets in accordance with this Statement. This Statement retains the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," however, this Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. Furthermore, the scope of discontinued operations is expanded to include all components of an entity with operations of the entity in a disposal transaction. The adoption of SFAS No. 144 has not had an impact on our business, financial position or results of operations.

   Equity Method of Accounting

   We account for investments greater than 20% in affiliates, which we do not control, by the equity method of accounting. Under this method, an investment is carried at our acquisition cost, plus our equity in undistributed earnings or losses since acquisition, and less distributions received.

   Excess of Cost Over Fair Value

   Effective January 1, 2002, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes Accounting Principles Board Opinion No. 16 and requires that all transactions fitting the description of a business combination be accounted for using the purchase method and prohibits the use of the pooling of interests for all business combinations initiated after June 30, 2001. The Statement also modifies the accounting for the excess of cost over the fair value of net assets acquired as well as intangible assets acquired in a business combination. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for by the purchase method that are completed after July 1, 2001. In addition, this Statement requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.

   SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17 and requires that goodwill no longer be amortized, but instead should be tested, at least on an annual basis, for impairment. A benchmark assessment of potential impairment must also be completed within six months of adopting SFAS No. 142. After the first six months, goodwill must be tested for impairment annually or as changes in circumstances require. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An intangible asset with an indefinite useful life can no longer be amortized until its useful life becomes determinable. In addition, this Statement requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. Required disclosures include information about the changes in the carrying amount of goodwill from period to period and the carrying amount of intangible assets by major intangible asset class.

   These accounting pronouncements require that we prospectively cease amortization of all intangible assets having indefinite useful economic lives. Such assets, including goodwill, are not to be amortized until their lives are determined to be finite. A recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. We completed this initial transition impairment test in June 2002 and determined that our goodwill was not impaired as of January 1, 2002. We have selected an impairment measurement test date of January 1 of each year and we have determined that our goodwill was not impaired as of January 1, 2004.

   Prior to January 1, 2002, we amortized the excess cost over the underlying net asset book value of our equity investments using the straight-line method over the estimated remaining useful lives of the assets in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations." We amortized this excess for undervalued depreciable assets over a period not to exceed 50 years and for intangible assets over a period not to exceed 40 years. For our consolidated affiliates, we reported amortization of excess cost over fair value of net assets (goodwill) as amortization expense in our accompanying consolidated statements of income. For our investments accounted for under the equity method but not consolidated, we reported amortization of excess cost of investments as amortization of excess cost of equity investments in our accompanying consolidated statements of income.

   Our total unamortized excess cost over fair value of net assets in consolidated affiliates was approximately $729.5 million as of December 31, 2003 and $716.6 million as of December 31, 2002. Such amounts are reported as "Goodwill" on our accompanying consolidated balance sheets. Our total unamortized excess cost over underlying fair value of net assets accounted for under the equity method was approximately $150.3 million as of December 31, 2003, and approximately $140.3 million as of December 31, 2002. Pursuant to SFAS No. 142, this amount, referred to as equity method goodwill, should continue to be recognized in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Accordingly, we included this amount within "Investments" on our accompanying consolidated balance sheets. In addition, approximately $189.7 million and $195.3 million at December 31 2003 and 2002, respectively, representing the excess of the fair market value of property, plant and equipment over its book value at the date of acquisition was being amortized over a weighted average life of approximately
34 years.

   In addition to our annual impairment test of goodwill, we periodically reevaluate the amount at which we carry the excess of cost over fair value of net assets of businesses we acquired, as well as the amortization period for such assets, to determine whether current events or circumstances warrant adjustments to our carrying value and/or revised estimates of useful lives in accordance with APB Opinion No. 18. The impairment test under APB No. 18 considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. As of December 31, 2003, we believed no such impairment had occurred and no reduction in estimated useful lives was warranted.

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

   Capitalized Interest

   We capitalize interest expense during the new construction or upgrade of qualifying assets. Interest expense capitalized in 2003, 2002 and 2001 was $5.3 million, $5.8 million and $3.1 million, respectively.

   Unit-Based Compensation

   SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," encourages, but does not require, entities to adopt the fair value method of accounting for stock or unit-based compensation plans. As allowed under SFAS No. 123, we apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for common unit options granted under our common unit option plan. Accordingly, compensation expense is not recognized for common unit options unless the options are granted at an exercise price lower than the market price on the grant date. No compensation expense has been recorded since the options were granted at exercise prices equal to the market prices at the date of grant. Pro forma information regarding changes in net income and per unit data, if the accounting prescribed by SFAS No. 123 had been applied, is not material. For more information on unit-based compensation, see
Note 13.

   Environmental Matters

   We expense or capitalize, as appropriate, environmental expenditures that relate to current operations. We expense expenditures that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation. We do not discount environmental liabilities to a net present value and we record environmental liabilities when environmental assessments and/or remedial efforts are probable and we canreasonably estimate the costs. Generally, our recording of these accruals coincides with our completion of a feasibility study or our commitment to a formal plan of action.

   We utilize both internal staff and external experts to assist us in identifying environmental issues and in estimating the costs and timing of remediation efforts. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are reasonably determinable. In December 2002, after a thorough review of potential environmental issues that could impact our assets or operations, we recognized a $0.3 million reduction in environmental expense and in our overall accrued environmental liability, and we included this amount within "Other, net" in our accompanying Consolidated Statement of Income for 2002. The $0.3 million income item resulted from properly adjusting and realigning our environmental expenses and accrued liabilities between our reportable business segments, specifically between our Products Pipelines and our Terminals business segments. The $0.3 million reduction in environmental expense resulted from a $15.7 million loss in our Products Pipelines business segment and a $16.0 million gain in our Terminals business segment. For more information on our environmental disclosures, see Note 16.

   Legal

   We are subject to litigation and regulatory proceedings as the result of our business operations and transactions. We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from orders, judgments or settlements. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected. In general, we expense legal costs as incurred. When we identify specific litigation that is expected to continue for a significant period of time and require substantial expenditures, we identify a range of possible costs expected to be required to litigate the matter to a conclusion or reach an acceptable settlement. If no amount within this range is a better estimate than any other amount, we record a liability equal to the low end of the range. Any such liability recorded is revised as better information becomes available. For more information on our legal disclosures, see Note 16.

   Pension

   We are required to make assumptions and estimates regarding the accuracy of our pension investment returns. Specifically, these include:

   o our investment return assumptions;

   o the significant estimates on which those assumptions are based; and

   o the potential impact that changes in those assumptions could have on our reported results of operations and cash flows.

   We consider our overall pension liability exposure to be minimal in relation to the value of our total consolidated assets and net income. However, in accordance with SFAS No. 87, "Employers' Accounting for Pensions," a component of our net periodic pension cost includes the return on pension plan assets, including both realized and unrealized changes in the fair market value of pension plan assets.

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

   Gas Imbalances and Gas Purchase Contracts

   We value gas imbalances due to or due from interconnecting pipelines at the lower of cost or market. Gas imbalances represent the difference between customer nominations and actual gas receipts from and gas deliveries to our interconnecting pipelines under various operational balancing agreements. Natural gas imbalances are either settled in cash or made up in-kind subject to the pipelines' various terms.

   Minority Interest

   As of December 31, 2003, minority interest consists of the following:

   o the 1.0101% general partner interest in our operating partnerships;

   o the 0.5% special limited partner interest in SFPP, L.P.;

   o the 50% interest in Globalplex Partners, a Louisiana joint venture owned 50% and controlled by Kinder Morgan Bulk Terminals, Inc.;

   o the 33 1/3% interest in International Marine Terminals, a Louisiana partnership owned 66 2/3% and controlled by Kinder Morgan Operating L.P. "C"; and

   o the approximate 31% interest in the Pecos Carbon Dioxide Company, a Texas general partnership owned approximately 69% and controlled by Kinder Morgan CO2 Company, L.P. and its consolidated subsidiaries.

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

   Comprehensive Income

   Statement of Financial Accounting Standards No. 130, "Accounting for Comprehensive Income," requires that enterprises report a total for comprehensive income. For each of the years ended December 31, 2003, 2002 and 2001, the only difference between our net income and our comprehensive income was the unrealized gain or loss on derivatives utilized for hedging purposes. For more information on our risk management activities, see Note 14.

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

   Two-for-one Common Unit Split

   On July 18, 2001, KMR, the delegate of our general partner, approved a two-for-one split of its outstanding shares and our outstanding common units representing limited partner interests in us. The common unit split entitled our common unitholders to one additional common unit for each common unit held. Our partnership agreement provides that when a split of our common units occurs, a unit split of our Class B units and our i-units will be effected to adjust proportionately the number of our Class B units and i-units. The issuance and mailing of split units occurred on August 31, 2001 to unitholders of record on August 17, 2001. All references to the number of KMR shares, the number of our limited partner units and per unit amounts in our consolidated financial statements and related notes, have been restated to reflect the effect of this split for all periods presented.

   Risk Management Activities

   We utilize energy derivatives for the purpose of mitigating our risk resulting from fluctuations in the market price of natural gas, natural gas liquids, crude oil and carbon dioxide. In addition, we enter into interest rate swap agreements for the purpose of hedging the interest rate risk associated with our debt obligations.

   Our derivatives are accounted for under SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.133" and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that every derivative financial instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivatives meet those criteria, SFAS No. 133 allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally designate a derivative as a hedge and document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting.

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


3.  Acquisitions and Joint Ventures

   During 2001, 2002 and 2003, we completed or made adjustments for the following significant acquisitions. Each of the acquisitions was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The preliminary allocation of assets and liabilities may be adjusted to reflect the final determined amounts during a short period of time following the acquisition. The results of operations from these acquisitions are included in our consolidated financial statements from the acquisition date.


                                                                              Allocation of Purchase Price
                                                           -------------------------------------------------------------------
                                                                                     (in millions)
                                                           -------------------------------------------------------------------
                                                                                   Property    Deferred
                                                             Purchase   Current     Plant &     Charges              Minority
  Ref.   Date                Acquisition                      Price      Assets    Equipment    & Other   Goodwill   Interest
  ----- ------  ------------------------------------------  ----------  --------  ----------   --------   --------   --------
  (1)    1/01   GATX Domestic Pipelines and Terminals.....    $1,233.4    $ 32.3      $928.7      $ 4.8     $267.6        -
  (2)    3/01   Pinney Dock & Transport LLC...............        51.7       2.0        32.4        0.5       16.8        -
  (3)    7/01   Bulk Terminals from Vopak.................        44.3         -        44.3          -          -        -
  (4)    7/01   Kinder Morgan Texas Pipeline..............       326.1         -       326.1          -          -        -
  (5)    8/01   The Boswell Oil Company...................        22.4       1.6        13.9          -        6.9        -
  (6)    11/01  Liquid Terminals from Stolt-Nielsen.......        70.8         -        70.7          -        0.1        -
  (7)    11/01  Interests in Snyder and Diamond M Plants..        20.9         -        20.9          -          -        -
  (8)    1/02   Kinder Morgan Materials Services LLC......        12.2       0.9        11.3          -          -        -
  (9)    1/02   66 2/3% Interest in Intl. MarineTerminals.        40.5       6.6        31.8        0.1          -      2.0
  (10)   1/02   Kinder Morgan Tejas.......................       881.5      56.5       674.1          -      150.9        -
  (11)   5/02   Milwaukee Bagging Operations..............         8.5       0.1         3.1          -        5.3        -
  (12)   5/02   Trailblazer Pipeline Company..............        80.1         -        41.7          -       15.0     23.4
  (13)   9/02   Owensboro Gateway Terminal................         7.7       0.0         4.3        0.1        3.3        -
  (14)   9/02   IC Terminal Holdings Company..............        17.7       0.1        14.3        3.3          -        -
  (15)   1/03   Bulk Terminals from M.J. Rudolph..........        31.3       0.1        18.2        0.1       12.9        -
  (16)   6/03   MKM Partners, L.P.........................        25.2         -        25.2          -          -        -
  (17)   8/03   Red Cedar Gathering Company...............        10.0         -           -       10.0          -        -
  (18)   10/03  Shell Products Terminals..................        20.0         -        20.0          -          -        -
  (19)   11/03  Yates Field Unit and Carbon Dioxide Assets       259.0       3.5       255.8          -          -     (0.3)
  (20)   11/03  MidTex Gas Storage Company, LLP...........        17.5         -        11.9          -          -      5.6
  (21)   12/03  ConocoPhillips Products Terminals.........        15.1         -        15.1          -          -        -
  (22)   12/03  Tampa, Florida Bulk Terminals.............    $   29.5        $-      $ 29.5         $-         $-       $-


   (1) Domestic Pipelines and Terminals Businesses from GATX

   During the first quarter of 2001, we acquired GATX Corporation's domestic pipeline and terminal businesses. The acquisition included:

   o Kinder Morgan Liquids Terminals LLC (formerly GATX Terminals Corporation), effective January 1, 2001;

   o Central Florida Pipeline LLC (formerly Central Florida Pipeline Company), effective January 1, 2001; and

   o CALNEV Pipe Line LLC (formerly CALNEV Pipe Line Company), effective March 30, 2001.

   After the acquisitions, Kinder Morgan Liquids Terminals LLC's assets included 12 terminals, located across the United States, with storage capacity of approximately 35.6 million barrels of refined petroleum products and chemicals. Five of the terminals are included in our Terminals business segment, and the remaining assets are included in our Products Pipelines business segment. Central Florida Pipeline LLC consists of a 195-mile pipeline transporting refined petroleum products from Tampa to the growing Orlando, Florida market. CALNEV Pipe Line LLC consists of a 550-mile refined petroleum products pipeline originating in Colton, California and extending into the growing Las Vegas, Nevada market. The pipeline interconnects in Colton with our Pacific operations' West Line pipeline segment. Our purchase price was approximately $1,233.4 million, consisting of $975.4 million in cash, $134.8 million in assumed debt and $123.2 million in assumed liabilities.

   (2) Pinney Dock & Transport LLC

   Effective March 1, 2001, we acquired all of the equity interests in Pinney Dock & Transport LLC, formerly Pinney Dock & Transport Company, for approximately $51.7 million. The acquisition included a bulk product terminal located in Ashtabula, Ohio on Lake Erie. The facility handles iron ore, titanium ore, magnetite and other aggregates. Our purchase price consisted of approximately $41.7 million in cash and approximately $10.0 million in assumed liabilities. The $16.8 million of goodwill was assigned to our Terminals business segment and the entire amount is expected to be deductible for tax purposes.

   (3) Bulk Terminals from Vopak

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

   (4) Kinder Morgan Texas Pipeline

   Effective July 18, 2001, we acquired, from an affiliate of Occidental Petroleum Corporation, K M Texas Pipeline, L.P., a partnership that owned a natural gas pipeline system in the State of Texas. Prior to our acquisition of this natural gas pipeline system, these assets were leased from a third-party under an operating lease and operated by Kinder Morgan Texas Pipeline, L.P., a business unit included in our Natural Gas Pipelines business segment. As a result of this acquisition, we were released from lease payments of $40 million annually from 2002 through 2005 and $30 million annually from 2006 through 2026. The acquisition included 2,600 miles of pipeline that primarily transports natural gas from south Texas and the Texas Gulf Coast to the greater Houston/Beaumont area. In addition, we signed a five-year agreement to supply approximately 90 billion cubic feet of natural gas to chemical facilities owned by Occidental affiliates in the Houston area. Our purchase price was approximately $326.1 million and the entire cost was allocated to property, plant and equipment. We merged K M Texas Pipeline, L.P. into Kinder Morgan Texas Pipeline, L.P. on August 1, 2002.

   (5) The Boswell Oil Company

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

   (6) Liquids Terminals from Stolt-Nielsen

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

   (7) Interests in Snyder and Diamond M Plants

   On November 14, 2001, we announced that KMCO2 had purchased Mission Resources Corporation's interests in the Snyder Gasoline Plant and Diamond M Gas Plant. In December 2001, KMCO2 purchased Torch E&P Company's interest in the Snyder Gasoline Plant and entered into a definitive agreement to purchase Torch's interest in the Diamond M Gas Plant. We paid approximately $20.9 million for these interests. All of these assets are located in the Permian Basin of West Texas. As a result of the acquisition, we increased our ownership interests in both plants, each of which process gas produced by the SACROC unit. The acquisition expanded our carbon dioxide-related operations and complemented our working interests in oil-producing fields located in West Texas. Currently, we own an approximate 22% ownership interest in the Snyder Gasoline Plant and a 51% ownership interest in the Diamond M Gas Plant. The acquired interests are included as part of our CO2 business segment.

   (8) Kinder Morgan Materials Services LLC

   Effective January 1, 2002, we acquired all of the equity interests of Kinder Morgan Materials Services LLC for an aggregate consideration of $12.2 million, consisting of approximately $8.9 million in cash and the assumption of approximately $3.3 million of liabilities, including long-term debt of $0.4 million. Kinder Morgan Materials Services LLC currently operates more than 60 transload facilities in 20 states. The facilities handle dry-bulk products, including aggregates, plastics and liquid chemicals. The acquisition of Kinder Morgan Materials Services LLC expanded our growing terminal operations and is part of our Terminals business segment.

   (9) 66 2/3% Interest in International Marine Terminals

   Effective January 1, 2002, we acquired a 33 1/3% interest in International Marine Terminals, referred to herein as IMT, from Marine Terminals Incorporated. Effective February 1, 2002, we acquired an additional 33 1/3% interest in IMT from Glenn Springs Holdings, Inc. Our combined purchase price was approximately $40.5 million, including the assumption of $40 million of long-term debt. IMT is a partnership that operates a bulk terminal site in Port Sulphur, Louisiana. This terminal is a multi-purpose import and export facility, which handles approximately eight million tons annually of bulk products including coal, petroleum coke, iron ore and barite. The acquisition complements our existing bulk terminal assets. IMT is part of our Terminals business segment.

   (10) Kinder Morgan Tejas

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

   (11) Milwaukee Bagging Operations

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

   (12) Trailblazer Pipeline Company

   On May 6, 2002, we acquired the remaining 33 1/3% ownership interest in Trailblazer Pipeline Company from Enron Trailblazer Pipeline Company for an aggregate consideration of $80.1 million. We now own 100% of Trailblazer Pipeline Company. In May 2002, we paid $68 million to an affiliate of Enron Corp., and during the first quarter of 2002, we paid $12.1 million to CIG Trailblazer Gas Company, an affiliate of El Paso Corporation, in exchange for CIG's relinquishment of its rights to become a 7% to 8% equity owner in Trailblazer Pipeline Company in mid-2002. Trailblazer Pipeline Company is an Illinois partnership that owns and operates a 436-mile natural gas pipeline system that traverses from Colorado through southeastern Wyoming to Beatrice, Nebraska.

Trailblazer Pipeline Company has a current certificated capacity of 846 million cubic feet per day of natural gas. The $15.0 million of goodwill was assigned to our Natural Gas Pipelines business segment and the entire amount is expected to be deductible for tax purposes.

   (13) Owensboro Gateway Terminal

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

   (14) IC Terminal Holdings Company

   Effective September 1, 2002, we acquired all of the shares of the capital stock of IC Terminal Holdings Company from the Canadian National Railroad. Our purchase price was $17.7 million, consisting of $17.4 million in cash and the assumption of $0.3 million in liabilities. The total purchase price decreased $0.2 million in the third quarter of 2003 primarily due to adjustments in the amount of working capital items assumed on the acquisition date. The acquisition included the former ICOM marine terminal in St. Gabriel, Louisiana. The St. Gabriel facility has 400,000 barrels of liquids storage capacity and a related pipeline network. The acquisition further expanded our terminal businesses along the Mississippi River. The acquired terminal is referred to as the Kinder Morgan St. Gabriel terminal, and we include its operations in our Terminals business segment.

   (15) Bulk Terminals from M.J. Rudolph

   Effective January 1, 2003, we acquired long-term lease contracts from New York-based M.J. Rudolph Corporation to operate four bulk terminal facilities at major ports along the East Coast and in the southeastern United States. The acquisition also included the purchase of certain assets that provide stevedoring services at these locations. The aggregate cost of the acquisition was approximately $31.3 million. On December 31, 2002, we paid $29.9 million for the Rudolph acquisition and this amount was included with "Other current assets" on our accompanying consolidated balance sheet. In the first quarter of 2003, we paid the remaining $1.4 million and we allocated our aggregate purchase price to the appropriate asset and liability accounts. The acquired operations serve various terminals located at the ports of New York and Baltimore, along the Delaware River in Camden, New Jersey, and in Tampa Bay, Florida. Combined, these facilities transload nearly four million tons annually of products such as fertilizer, iron ore and salt. The acquisition expanded our growing Terminals business segment and complements certain of our existing terminal facilities. In our final analysis, it was considered reasonable to allocate a portion of our purchase price to goodwill given the substance of this transaction, including expected benefits from integrating this acquisition with our existing assets, and we include its operations in our Terminals business segment. The $12.9 million of goodwill was assigned to our Terminals business segment and the entire amount is expected to be deductible for tax purposes.

   (16) MKM Partners, L.P.

   Effective June 1, 2003, we acquired the MKM joint venture's 12.75% ownership interest in the SACROC unit for an aggregate consideration of $25.2 million, consisting of $23.3 million in cash and the assumption of $1.9 million of liabilities. The SACROC unit is one of the largest and oldest oil fields in the United States using carbon dioxide flooding technology. This transaction increased our ownership interest in the SACROC unit to approximately 97%.

   On June 20, 2003, we signed an agreement with subsidiaries of Marathon Oil Corporation to dissolve MKM Partners, L.P., a joint venture we formed on January 1, 2001 with subsidiaries of Marathon Oil Company. The joint venture assets consisted of a 12.75% interest in the SACROC oil field unit and a 49.9% interest in the Yates Fieldunit, both of which are in the Permian Basin of West Texas. The MKM joint venture was owned 85% by subsidiaries of Marathon Oil Company and 15% by Kinder Morgan CO2 Company, L.P. It was dissolved effective June 30, 2003, and the net assets were distributed to partners in accordance with its partnership agreement.

   (17) Red Cedar Gas Gathering Company

   Effective August 1, 2003, we acquired reversionary interests in the Red Cedar Gas Gathering Company held by the Southern Ute Indian Tribe. Our purchase price was $10.0 million. The 4% reversionary interests were scheduled to take effect September 1, 2004 and September 1, 2009. With the elimination of these reversions, our ownership interest in Red Cedar will be maintained at 49% in the future.

   (18) Shell Products Terminals

   Effective October 1, 2003, we acquired five refined petroleum products terminals in the western United States for approximately $20.0 million from Shell Oil Products U.S. We plan to invest an additional $8.0 million in the facilities. The terminals are located in Colton and Mission Valley, California; Phoenix and Tucson, Arizona; and Reno, Nevada. Combined, the terminals have 28 storage tanks with total capacity of approximately 700,000 barrels for gasoline, diesel fuel and jet fuel. As part of the transaction, Shell has entered into a long-term contract to store products in the terminals. The acquisition enhances our Pacific operations and complements our existing West Coast Terminals. The acquired operations are included as part of our Pacific operations and our Products Pipelines business segment.

   (19) Yates Field Unit and Carbon Dioxide Assets

   Effective November 1, 2003, we acquired certain assets in the Permian Basin of West Texas from a subsidiary of Marathon Oil Corporation. Our purchase price was approximately $259.0 million, consisting of $231.0 million in cash and the assumption of $28.0 million of liabilities. The assets acquired consisted of the following:

   o Marathon's approximate 42.5% interest in the Yates oil field unit. We previously owned a 7.5% ownership interest in the Yates field unit and we now operate the field;

   o Marathon's 100% interest in the crude oil gathering system surrounding the Yates field; and

   o Marathon Carbon Dioxide Transportation Company. Marathon Carbon Dioxide Transportation Company owns a 65% ownership interest in the Pecos Carbon Dioxide Pipeline Company, which owns a 25-mile carbon dioxide pipeline.

   We previously owned a 4.27% ownership interest in the Pecos Carbon Dioxide Pipeline Company and accounted for this investment under the cost method of accounting. After the acquisition of our additional 65% interest in Pecos, its financial results were included in our consolidated results and we recognized the appropriate minority interest. The acquisition complemented our existing carbon dioxide assets in the Permian Basin, increased our working interest in the Yates field to nearly 50% and allowed us to become the operator of the field. The acquired operations are included as part of our CO2 business segment. Our allocation of the purchase price to assets acquired, liabilities assumed and minority interest is preliminary, pending final purchase price adjustments that we expect to make in the first quarter of 2004.

   (20) MidTex Gas Storage Company, LLP

   Effective November 1, 2003, we acquired the remaining approximate 32% ownership interest in MidTex Gas Storage Company, LLP from an affiliate of NiSource Inc. Our combined purchase price was approximately $17.5 million, including the assumption of $1.7 million of debt. The debt represented a MidTex note payable that was to be paid by the former partner. We now own 100% of MidTex Gas Storage Company, LLP. MidTex Gas Storage Company, LLP is a Texas limited liability partnership that owns two salt dome natural gas storage facilities located in Matagorda County, Texas. The acquisition eliminated the third-party interest in the operations of MidTex. MidTex's operations are included as part of our Natural Gas Pipelines business segment. Our allocation of the purchase price to assets acquired, liabilities assumed and minority interest is preliminary, pending final purchase price adjustments that we expect to make in the first quarter of 2004.

   (21) ConocoPhillips Products Terminals

   Effective December 11, 2003, we acquired seven refined petroleum products terminals in the southeastern United States from ConocoPhillips Company and Phillips Pipe Line Company. Our purchase price was approximately $15.1 million, consisting of approximately $14.1 million in cash and $1.0 million in assumed liabilities. The terminals are located in Charlotte and Selma, North Carolina; Augusta and Spartanburg, South Carolina; Albany and Doraville, Georgia; and Birmingham, Alabama. We will fully own and operate all of the terminals except for the Doraville, Georgia facility, which is operated and owned 70% by Citgo. We plan to invest an additional $1.3 million in the facilities. Combined, the terminals have 35 storage tanks with total capacity of approximately 1.15 million barrels for gasoline, diesel fuel and jet fuel. As part of the transaction, ConocoPhillips entered into a long-term contract to use the terminals. The acquisition broadens our refined petroleum products operations in the southeastern United States as three of the terminals are connected to the Plantation pipeline system, which is operated and owned 51% by us. The acquired operations are included as part of our Products Pipelines business segment. Our allocation of the purchase price to assets acquired and liabilities assumed is preliminary, pending final purchase price adjustments that we expect to make in the first quarter of 2004.

   (22) Tampa, Florida Bulk Terminals

   In December 2003, we acquired two bulk terminal facilities in Tampa, Florida for an aggregate consideration of approximately $29.5 million, consisting of $26.0 million in cash (including closing and related costs of approximately $1.1 million) and $3.5 million in assumed liabilities. We plan to invest an additional $16.9 million in the facilities. The principal purchased asset was a marine terminal acquired from a subsidiary of IMC Global, Inc. We also entered into a long-term agreement with IMC to enable it to be the primary user of the facility, which we will operate and refer to as the Kinder Morgan Tampaplex terminal. The terminal sits on a 114-acre site, and serves as a storage and receipt point for imported ammonia, as well as an export location for dry bulk products, including fertilizer and animal feed. We closed on the Tampaplex portion of this transaction on December 23, 2003. The second facility includes assets from the former Nitram, Inc. bulk terminal, which we plan to use as an inland bulk storage warehouse facility for overflow cargoes from our Port Sutton import terminal. We closed on the Nitram portion of this transaction on December 10, 2003. The acquired operations are included as part of our Terminals business segment and complement our existing business in the Tampa area by generating additional fee-based income. Our allocation of the purchase price to assets acquired and liabilities assumed is preliminary, pending final purchase price adjustments that we expect to make in the first quarter of 2004.

   Pro Forma Information

   The following summarized unaudited pro forma consolidated income statement information for the years ended December 31, 2003 and 2002, assumes that all of the 2003 and 2002 acquisitions and joint ventures we have made since January 1, 2002, including the ones listed above, had occurred as of January 1, 2002. We have prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed the 2003 and 2002 acquisitions and joint ventures as of January 1, 2002 or the results that will be attained in the future. Amounts presented below are in thousands, except for the per unit amounts:

                                                               Pro Forma Year Ended
                                                                   December 31,
                                                                2003            2002
                                                            ------------    ------------
                                                                    (Unaudited)
 Revenues................................................   $  6,709,834    $  4,608,979
 Operating Income........................................        857,762         802,373
 Income Before Cumulative Effect of a Change in
  Accounting Principle...................................        736,598         673,766
 Net Income..............................................   $    740,063    $    673,766
 Basic and Diluted Limited Partners' Net Income per unit:
   Income  Before  Cumulative  Effect  of  a
    Change  in  Accounting Principle.....................   $       2.21    $       2.19
   Net Income............................................   $       2.23    $       2.19

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

   SFAS No. 143 requires companies to record a liability relating to the retirement and removal of assets used in their businesses. Its primary impact on us will be to change the method of accruing for oil production site restoration costs related to our CO2 business segment. Prior to January 1, 2003, we accounted for asset retirement obligations in accordance with SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Under SFAS No. 143, the fair value of asset retirement obligations are recorded as liabilities on a discounted basis when they are incurred, which is typically at the time the assets are installed or acquired. Amounts recorded for the related assets are increased by the amount of these obligations. Over time, the liabilities will be accreted for the change in their present value and the initial capitalized costs will be depreciated over the useful lives of the related assets. The liabilities are eventually extinguished when the asset is taken out of service. Specifically, upon adoption of this Statement, an entity must recognize the following items in its balance sheet:

   o a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption;

   o an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset; and

   o accumulated depreciation on that capitalized cost.

   Amounts resulting from initial application of this Statement are measured using current information, current assumptions and current interest rates. The amount recognized as an asset retirement cost is measured as of the date the asset retirement obligation was incurred. Cumulative accretion and accumulated depreciation are measured for the time period from the date the liability would have been recognized had the provisions of this Statement been in effect to the date of adoption of this Statement.

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

   In our CO2 business segment, we are required to plug and abandon oil wells that have been removed from service and to remove our surface wellhead equipment and compressors. As of December 31, 2003, we have recognized asset retirement obligations in the aggregate amount of $32.7 million relating to these requirements at existing sites within our CO2 segment.

   In our Natural Gas Pipelines business segment, if we were to cease providing utility services, we would be required to remove surface facilities from land belonging to our customers and others. Our Texas intrastate natural gas pipeline group has various condensate drip tanks and separators located throughout its natural gas pipeline systems, as well as inactive gas processing plants, laterals and gathering systems which are no longer integral to the overall mainline transmission systems, and asbestos-coated underground pipe which is being abandoned and retired. Our Kinder Morgan Interstate Gas Transmission system has compressor stations which are no longer active and other miscellaneous facilities, all of which have been officially abandoned. We believe we can reasonably estimate both the time and costs associated with the retirement of these facilities. As of December 31, 2003, we have recognized asset retirement obligations in the aggregate amount of $3.0 million relating to the businesses within our Natural Gas Pipelines segment.

   We have included $0.8 million of our total $35.7 million asset retirement obligations as of December 31, 2003 with "Accrued other current liabilities" in our accompanying consolidated balance sheet. The remaining $34.9 million obligation is reported separately as a non-current liability. No assets are legally restricted for purposes of settling our asset retirement obligations. A reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations for the twelve months ended December 31, 2003 is as follows (in thousands):

        Balance as of December 31, 2002............     $       -
        Initial ARO balance upon adoption..........          14,125
        Liabilities incurred.......................          12,911
        Liabilities settled........................          (1,056)
        Accretion expense..........................           1,028
        Revisions in estimated cash flows..........           8,700
                                                        -----------
        Balance as of December 31, 2003............     $    35,708
                                                        ===========

   Pro Forma Information

   Had the provisions of SFAS No. 143 been in effect prior to January 1, 2003, our net income and associated per unit amounts, and the amount of our liability for asset retirement obligations, would have been as follows (in thousands, except per unit amounts):

                                                                     Pro Forma Year Ended
                                                                          December 31,
                                                              -------------------------------------
                                                                 2003         2002         2001
                                                              -----------  -----------  -----------
                                                                           (Unaudited)
Reported income before cumulative effect of a change in
  accounting principle...................................     $   693,872  $   608,377  $   442,343
Adjustments from change in accounting for asset
  retirement obligations.................................              --       (1,161)        (980)
                                                              -----------  -----------  -----------
Adjusted income before cumulative effect of a change in
  accounting principle...................................     $   693,872  $   607,216  $   441,363
                                                              ===========  ===========  ===========
Reported income before cumulative effect of a change in
  accounting principle per unit (fully diluted)..........     $      1.98  $      1.96  $      1.56
                                                              ===========  ===========  ===========
Adjusted income before cumulative effect of a change in
  accounting principle per unit (fully diluted)..........     $      1.98  $      1.95  $      1.55
                                                              ===========  ===========  ===========

                                                              Dec. 31,     Dec. 31,
                                                                2002         2001
                                                              -------      -------
Liability for asset retirement obligations.............       $14,125      $14,345
                                                              =======      =======


5.  Income Taxes

   Components of the income tax provision applicable to continuing operations for federal, foreign and state taxes are as follows (in thousands):

                                     Year Ended December 31,
                                -------------------------------
                                   2003        2002       2001
                                --------    --------   --------
      Taxes currently payable:
        Federal..............   $    437    $ 15,855   $  9,058
        State................      1,131       3,116      1,192
        Foreign..............         25         147          -
                                --------    --------   --------
        Total................      1,593      19,118     10,250
      Taxes deferred:
        Federal..............     11,650      (3,280)     5,366
        State................      1,939        (555)       757
        Foreign..............      1,449           -          -
                                --------    --------   --------
        Total................     15,038      (3,835)     6,123
                                --------    --------   --------
      Total tax provision....   $ 16,631    $ 15,283   $ 16,373
                                ========    ========   ========
      Effective tax rate.....        2.3%        2.4%       3.5%

   The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:


                                                                    Year Ended December 31,
                                                                   2003       2002      2001
                                                                ---------  --------- -------
    Federal income tax rate.................................       35.0%      35.0%     35.0%
    Increase (decrease) as a result of:
      Partnership earnings not subject to tax...............      (35.0)%    (35.0)%   (35.0)%
      Corporate subsidiary earnings subject to tax..........        0.5%       0.6%      1.3%
      Income tax expense attributable to corporate equity           1.5%       1.6%      1.8%
    earnings................................................
      Income tax expense attributable to foreign corporate          0.2%       -         -
    earnings................................................
      State taxes...........................................        0.1%       0.2%      0.4%
                                                                --------   --------  --------
    Effective tax rate......................................        2.3%       2.4%      3.5%
                                                                ========   ========  ========

   Deferred tax assets and liabilities result from the following (in thousands):

                                                           December 31,
                                                        -----------------
                                                          2003     2002
                                                        -------  --------
 Deferred tax assets:
   Book accruals....................................    $ 1,424  $     97
   Net Operating Loss/Alternative minimum tax credits    10,797     3,556
                                                        -------  --------
 Total deferred tax assets..........................     12,221     3,653
 Deferred tax liabilities:
   Property, plant and equipment....................     50,327    33,915
                                                        -------  --------
 Total deferred tax liabilities.....................     50,327    33,915
                                                        -------  --------
 Net deferred tax liabilities.......................    $38,106  $ 30,262
                                                        =======  ========

   We had available, at December 31, 2003, approximately $0.3 million of alternative minimum tax credit carryforwards, which are available indefinitely, and $10.5 million of net operating loss carryforwards, which will expire between the years 2004 and 2023. We believe it is more likely than not that the net operating loss carryforwards will be utilized prior to their expiration; therefore, no valuation allowance is necessary.


6.  Property, Plant and Equipment

   Property, plant and equipment consists of the following (in thousands):

                                                                         December 31,
                                                                       2003         2002
  Natural gas, liquids and carbon dioxide pipelines...........     $ 3,458,736  $ 2,544,987
  Natural  gas,  liquids  and  carbon  dioxide  pipeline
   station equipment..........................................       2,908,273    2,801,729
  Coal and bulk tonnage transfer, storage and services........         359,088      281,713
  Natural gas and transmix processing.........................         100,778       98,094
  Other.......................................................         330,982      292,881
  Accumulated depreciation and depletion......................        (641,914)    (452,408)
                                                                   -----------  -----------
                                                                     6,515,943    5,566,996
  Land and land right-of-way..................................         339,579      340,507
  Construction work in process................................         236,036      336,739
                                                                   -----------  -----------
                                                                   $ 7,091,558  $ 6,244,242
                                                                   ===========  ===========

   Depreciation and depletion expense charged against property, plant and equipment consists of the following (in thousands):

                                                   2003       2002     2001
                                                ---------  --------- ------
        Depreciation and depletion expense..    $ 217,401  $171,461  $126,641


7.  Investments

   Our significant equity investments at December 31, 2003 consisted of:

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

   On January 1, 2001, Kinder Morgan CO2 Company, L.P. acquired a 15% ownership interest in MKM Partners, L.P., a joint venture with Marathon Oil Company. The MKM joint venture was owned 85% by subsidiaries of Marathon Oil Company and 15% by Kinder Morgan CO2 Company, L.P. The joint venture assets consisted of a 12.75% interest in the SACROC oil field unit and a 49.9% interest in the Yates field unit, both of which are in the Permian Basin of West Texas. We accounted for our 15% investment in the joint venture under the equity method of accounting because our ownership interest included 50% of the joint venture's general partner interest, and the ownership of this general partner interest gave us the ability to exercise significant influence over the operating and financial policies of the joint venture. Effective June 1, 2003, we acquired the MKM joint venture's 12.75% ownership interest in the SACROC unit for $23.3 million and the assumption of $1.9 million of liabilities. On June 20, 2003, we signed an agreement with subsidiaries of Marathon Oil Corporation to dissolve MKM Partners, L.P. The partnership's dissolution was effective June 30, 2003, and the net assets were distributed to partners in accordance with its partnership agreement. Our interests in the SACROC unit and the Yates field unit, including the incremental interest acquired in November 2003, are accounted for using the proportional method of consolidation for oil and gas operations.

   Finally, in September 2003, we paid $10.0 million to acquire reversionary interests in the Red Cedar Gas Gathering Company. The 4% reversionary interests were held by the Southern Ute Indian Tribe and were scheduled to take effect September 1, 2004 and September 1, 2009. With the elimination of these reversions, our ownership interest in Red Cedar will be maintained at 49% in the future. For more information on our acquisitions, see Note 3.

   Our total investments consisted of the following (in thousands):

                                                          December 31,
                                                       -------------------
                                                         2003       2002
                                                       --------   --------
  Plantation Pipe Line Company.....................    $219,349   $212,300
  Red Cedar Gathering Company......................     114,176    106,422
  Thunder Creek Gas Services, LLC..................      37,245     36,921
  Coyote Gas Treating, LLC.........................      13,502     14,435
  Cortez Pipeline Company..........................      12,591     10,486
  Heartland Pipeline Company.......................       5,109      5,459
  MKM Partners, L.P................................           -     60,795
  All Others.......................................       2,373      4,556
                                                       --------   --------
  Total Equity Investments.........................    $404,345   $451,374
                                                       ========   ========

   Our earnings from equity investments were as follows (in thousands):

                                                Year Ended December 31,
                                            -------------------------------
                                              2003       2002        2001
                                            --------   --------    --------
   Plantation Pipe Line Company........     $ 27,983   $ 26,426    $ 25,314
   Cortez Pipeline Company.............       32,198     28,154      25,694
   Red Cedar Gathering Company.........       18,571     19,082      18,814
   MKM Partners, L.P...................        5,000      8,174       8,304
   Coyote Gas Treating, LLC............        2,608      2,651       2,115
   Thunder Creek Gas Services, LLC.....        2,833      2,154       1,629
   Heartland Pipeline Company..........          973        998         882
   All Others..........................        2,033      1,619       2,082
                                            --------   --------    --------
   Total...............................     $ 92,199   $ 89,258    $ 84,834
                                            ========   ========    ========
   Amortization of excess costs........     $ (5,575)  $ (5,575)   $ (9,011)
                                            ========   ========    ========

   Summarized combined unaudited financial information for our significant equity investments (listed above) is reported below (in thousands; amounts represent 100% of investee financial information):

                                                               Year Ended December 31,
                                                          ---------------------------------
            Income Statement                                 2003        2002        2001
    -------------------------------                       ---------   ---------   ---------
    Revenues..........................................    $ 467,871   $ 505,602   $ 449,259
    Costs and expenses.................................     295,931     309,291     280,100
                                                          ---------   ---------   ---------
    Earnings before extraordinary items and
      cumulative effect of a change in accounting
      principle........................................     171,940     196,311     169,159
                                                          =========   =========   =========
    Net income.........................................   $ 168,167   $ 196,311   $ 169,159
                                                          =========   =========   =========

                                                December 31,
                   Balance Sheet               2003        2002
              ---------------------        ----------- --------
              Current assets............   $   93,709  $   83,410
              Non-current assets........      684,754   1,101,057
              Current liabilities.......      377,535     243,636
              Non-current liabilities...      209,468     374,132
              Partners'/owners' equity..   $  191,460  $  566,699



8.  Intangibles

   Under ABP No. 18, any premium paid by an investor, which is analogous to goodwill, must be identified. Under prior rules, excess cost over underlying fair value of net assets accounted for under the equity method, referred to as equity method goodwill, would have been amortized, however, under SFAS No. 142, equity method goodwill is not subject to amortization but rather to impairment testing pursuant to ABP No. 18. The impairment test under APB No. 18 considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. This test requires equity method investors to continue to assess impairment of investments in investees by considering whether declines in the fair values of those investments, versus carrying values, may be other than temporary in nature. The caption "Investments" in our accompanying consolidated balance sheets includes $150.3 million and $140.3 million of equity method goodwill at December 31, 2003 and 2002, respectively.

   Our intangible assets include goodwill, lease value, contracts and agreements. All of our intangible assets having definite lives are being amortized on a straight-line basis over their estimated useful lives. Following is information related to our intangible assets still subject to amortization and our goodwill (in thousands):

                                             December 31,
                                        ---------------------
                                           2003        2002
                                        ---------   ---------
         Goodwill
         Gross carrying amount......    $ 743,652   $ 730,752
         Accumulated amortization...      (14,142)    (14,142)
                                        ---------   ---------
         Net carrying amount........      729,510     716,610
                                        ---------   ---------

         Lease value
         Gross carrying amount......        6,592       6,592
         Accumulated amortization...         (888)       (748)
                                        ---------   ---------
         Net carrying amount........        5,704       5,844
                                        ---------   ---------

                                             December 31,
                                        ---------------------
                                           2003        2002
                                        ---------   ---------
         Contracts and other
         Gross carrying amount......        7,801      11,719
         Accumulated amortization...         (303)       (239)
                                        ---------   ---------
         Net carrying amount........        7,498      11,480
                                        ---------   ---------

         Total intangibles, net.....    $ 742,712   $ 733,934
                                        =========   =========

Changes in the carrying amount of goodwill for each of the two years ended December 31, 2002 and 2003 are summarized as follows (in thousands):

                                   Products     Natural Gas         CO2
                                  Pipelines      Pipelines     Pipelines     Terminals       Total
                                  -----------   -----------    -----------   -----------   -----------
   Balance as of Dec. 31, 2001    $   262,765   $    87,452    $    46,101   $   150,416   $   546,734
     Goodwill acquired                    417       165,906              -         3,553       169,876
     Impairment losses                      -             -              -             -             -
                                  -----------   -----------    -----------   -----------   -----------
   Balance as of Dec. 31, 2002    $   263,182   $   253,358    $    46,101   $   153,969   $   716,610
                                  ===========   ===========    ===========   ===========   ===========
     Goodwill acquired                      -             -              -        12,900        12,900
     Impairment losses                      -             -              -             -             -
                                  -----------   -----------    -----------   -----------   -----------
   Balance as of Dec. 31, 2003    $   263,182   $   253,358    $    46,101   $   166,869   $   729,510
                                  ===========   ===========    ===========   ===========   ===========

   Amortization expense on intangibles consists of the following (in thousands):

                                         Year Ended December 31,
                                          2003      2002      2001
                                        --------  --------  ------
            Goodwill.................   $      -  $      -  $13,416
            Lease value..............        140       140    4,999
            Contracts and other......         64        40       60
                                        --------  --------  -------
            Total amortization.......   $    204  $    180  $18,475
                                        ========  ========  =======

   As of December 31, 2003, our weighted average amortization period for our intangible assets is approximately 40 years. Our estimated amortization expense for these assets for each of the next five fiscal years is approximately $0.2 million.

   Had SFAS No. 142 been in effect prior to January 1, 2002, our reported limited partners' interest in net income and net income per unit would have been as follows (in thousands, except per unit amounts):

                                                                     Year Ended December 31,
                                                              ------------------------------------
                                                                 2003         2002          2001
                                                              ---------     ---------    ---------
Reported limited partners' interest in net income             $ 370,813     $ 337,561    $ 240,248
Add: limited partners' interest in goodwill amortization             --            --       13,280
                                                              ---------     ---------    ---------

Adjusted limited partners' interest in net income             $ 370,813     $ 337,561    $ 253,528
                                                              =========     =========    =========
Basic limited partners' net income per unit:
  Reported net income                                         $    2.00     $    1.96    $    1.56
  Goodwill amortization                                              --            --         0.09
                                                              ---------     ---------    ---------
  Adjusted net income                                         $    2.00     $    1.96    $    1.65
                                                              =========     =========    =========

Diluted limited partners' net income per unit:
  Reported net income                                         $    2.00     $    1.96    $    1.56
  Goodwill amortization                                              --            --         0.09
                                                              ---------     ---------    ---------
  Adjusted net income                                         $    2.00     $    1.96    $    1.65
                                                              =========     =========    =========


9.  Debt

   Our debt and credit facilities as of December 31, 2003, consisted primarily of:

   o a $570 million unsecured 364-day credit facility due October 12, 2004;

   o a $480 million unsecured three-year credit facility due October 15, 2005;

   o $200 million of 8.00% Senior Notes due March 15, 2005;

   o $40 million of Plaquemines, Louisiana Port, Harbor, and Terminal District Revenue Bonds due March 15, 2006 (our 66 2/3% owned subsidiary, International Marine Terminals, is the obligor on the bonds);

   o $250 million of 5.35% Senior Notes due August 15, 2007;

   o $25 million of 7.84% Senior Notes, with a final maturity of July 2008 (our subsidiary, Central Florida Pipe Line LLC, is the obligor on the notes);

   o $250 million of 6.30% Senior Notes due February 1, 2009;

   o $250 million of 7.50% Senior Notes due November 1, 2010;

   o $700 million of 6.75% Senior Notes due March 15, 2011;

   o $450 million of 7.125% Senior Notes due March 15, 2012;

   o $500 million of 5.00% Senior Notes due December 15, 2013;

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

   o $300 million of 7.40% Senior Notes due March 15, 2031;

   o $300 million of 7.75% Senior Notes due March 15, 2032;

   o $500 million of 7.30% Senior Notes due August 15, 2033; and

   o a $1.05 billion short-term commercial paper program (supported by our credit facilities, the amount available for borrowing under our credit facilities is reduced by our outstanding commercial paper borrowings).

   None of our debt or credit facilities are subject to payment acceleration as a result of any change to our credit ratings. However, the margin that we pay with respect to LIBOR-based borrowings under our credit facilities is tied to our credit ratings.

   Our outstanding short-term debt as of December 31, 2003 was $430.3 million. The balance consisted of:

   o $426.1 million of commercial paper borrowings;

   o $5 million under the Central Florida Pipeline LLC Notes; and

   o an offset of $0.8 million (which represents the net of other borrowings and the accretion of discounts on our senior note issuances).

   As of December 31, 2003, we intend and have the ability to refinance $428.1 million of our short-term debt on a long-term basis under our unsecured long-term credit facility. Accordingly, such amount has been classified as long-term debt in our accompanying consolidated balance sheet. Currently, we believe our liquidity to be adequate.

The weighted average interest rate on allof our borrowings was approximately 4.4924% during 2003 and 5.015%during 2002.

   Credit Facilities

   On February 21, 2002, we obtained an unsecured 364-day credit facility, in the amount of $750 million, expiring on February 20, 2003. The credit facility was used to support the increase in our commercial paper program to $1.8 billion for our acquisition of Kinder Morgan Tejas. Upon issuance of additional senior notes in March 2002, this short-term credit facility was reduced to $200 million.

   In August 2002, upon the completion of our i-unit equity sale, we terminated, under the terms of the agreement, our $200 million unsecured 364-day credit facility that was due February 20, 2003. On October 16, 2002, we successfully renegotiated our bank credit facilities by replacing our $750 million unsecured 364-day credit facility due October 23, 2002 and our $300 million unsecured five-year credit facility due September 29, 2004 with two new credit facilities. The two credit facilities consisted of a $530 million unsecured 364-day credit facility due October 14, 2003, and a $445 million unsecured three-year credit facility due October 15, 2005. There were no borrowings under either credit facility as of December 31, 2002.

   On May 5, 2003, we increased the borrowings available under our two credit facilities by $75 million as follows:

   o our $530 million unsecured 364-day credit facility was increased to $570 million; and

   o our $445 million unsecured three-year credit facility was increased to $480 million.

   Our $570 million unsecured 364-day credit facility expired October 14, 2003. On that date, we obtained a new $570 million unsecured 364-day credit facility due October 12, 2004. As of December 31, 2003, we had two credit facilities:

   o a $570 million unsecured 364-day credit facility due October 12, 2004; and

   o a $480 million unsecured three-year credit facility due October 15, 2005.

   Our credit facilities are with a syndicate of financial institutions. Wachovia Bank, National Association is the administrative agent under both credit facilities. There were no borrowings under either credit facility at December 31, 2003. Interest on the two credit facilities accrues at our option at a floating rate equal to either:

   o the administrative agent's base rate (but not less than the Federal Funds Rate, plus 0.5%); or

   o LIBOR, plus a margin, which varies depending upon the credit rating of our long-term senior unsecured debt.

   The amount available for borrowing under our credit facilities at December 31, 2003 is reduced by:

   o a $23.7 million letter of credit that supports Kinder Morgan Operating L.P. "B"'s tax-exempt bonds;

   o a $28 million letter of credit entered into on December 23, 2002 that supports Nassau County, Florida Ocean Highway and Port Authority tax exempt bonds (associated with the operations of our bulk terminal facility located at Fernandina Beach, Florida);

   o a $0.2 million letter of credit entered into on June 4, 2002 that supports a workers' compensation insurance policy; and

   o our outstanding commercial paper borrowings.

   In addition to our letters of credit outstanding as of December 31, 2003, in early 2004 we issued a $50 million letter of credit to Morgan Stanley in support of our hedging activities.

   Our three-year credit facility also permits us to obtain bids for fixed-rate loans from members of the lending syndicate.

   Our credit facilities included the following restrictive covenants as of December 31, 2003:

   o requirements to maintain certain financial ratios:

     o total debt divided by earnings before interest, income taxes, depreciation and amortization for the preceding four quarters may not exceed 5.0;

     o total indebtedness of all consolidated subsidiaries shall at no time exceed 15% of consolidated indebtedness;

     o tangible net worth as of the last day of any fiscal quarter shall not be less than $2.1 billion; and

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

   Under an indenture dated August 19, 2002, and a first supplemental indenture dated August 23, 2002, we completed a private placement of $750 million in debt securities. The notes consisted of $500 million in principal amount of 7.30% senior notes due August 15, 2033 and $250 million in principal amount of 5.35% senior notes due August 15, 2007. In the offering, we received proceeds, net of underwriting discounts and commissions, of approximately $494.7 million for the 7.30% senior notes and $248.3 million for the 5.35% senior notes. The proceeds were used to reduce the borrowings under our commercial paper program. On November 18, 2002, we exchanged these notes with substantially identical notes that were registered under the Securities Act of 1933.

   On November 21, 2003, we closed a public offering of $500 million in principal amount of 5% senior notes due December 15, 2013 at a price to the public of 99.363% per note. In the offering, we received proceeds, net of underwriting discounts and commissions, of approximately $493.6 million. We used the proceeds to reduce our outstanding balance on our commercial paper borrowings.

   As of December 31, 2003, our liability balance due on the various series of our senior notes was as follows (in millions):

          8.00% senior notes due March 15, 2005......  $   199.9
          5.35% senior notes due August 15, 2007.....      249.9
          6.30% senior notes due February 1, 2009....      249.6
          7.50% senior notes due November 1, 2010....      248.9
          6.75% senior notes due March 15, 2011......      698.5
          7.125% senior notes due March 15, 2012.....      448.3
          5.00% senior notes due December 15, 2013...      496.8

          7.40% senior notes due March 15, 2031......      299.3
          7.75% senior notes due March 15, 2032......      298.6
          7.30% senior notes due August 15, 2033.....      499.0
                                                       ---------
            Total....................................  $ 3,688.8
                                                       =========

   Interest Rate Swaps

   In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt. As of December 31, 2003, we have entered into interest rate swap agreements with a notional principal amount of $2.1 billion for the purpose of hedging the interest rate risk associated with our fixed and variable rate debt obligations.

   These swaps meet the conditions required to assume no ineffectiveness under SFAS No. 133 and, therefore, we have accounted for them using the "shortcut" method prescribed for fair value hedges. Accordingly, we adjust the carrying value of each swap to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged. For more information on our interest rate swaps, see Note 14.

   Commercial Paper Program

   On February 21, 2002, we increased our commercial paper program to provide for the issuance of up to $1.8 billion. We entered into a $750 million unsecured 364-day credit facility to support this increase in our commercial paper program, and we used the program's increase in available funds to close on the Tejas acquisition. After the issuance of additional senior notes on March 14, 2002, we reduced our commercial paper program to $1.25 billion.

   On August 6, 2002, KMR issued in a public offering, an additional 12,478,900 of its shares, including 478,900 shares upon exercise by the underwriters of an over-allotment option, at a price of $27.50 per share, less commissions and underwriting expenses. The net proceeds from the offering were used to buy i-units from us. After commissions and underwriting expenses, we received net proceeds of approximately $331.2 million for the issuance of 12,478,900 i-units. We used the proceeds from the i-unit issuance to reduce the borrowings under our commercial paper program and, in conjunction with our issuance of additional i-units and as previously agreed upon under the terms of our credit facilities, we reduced our commercial paper program to provide for the issuance of up to $975 million of commercial paper as of December 31, 2002. As of December 31, 2002, we had $220.0 million of commercial paper outstanding with an average interest rate of 1.58%. On May 5, 2003, we increased the program to allow for the borrowing of up to $1.05 billion of commercial paper. As of December 31, 2003, we had $426.1 million of commercial paper outstanding with an average interest rate of 1.1803%.

   The borrowings under our commercial paper program were used to finance acquisitions made during 2002 and 2003. The borrowings under our commercial paper program reduce the borrowings allowed under our credit facilities.

   SFPP, L.P. Debt

   In December 2003, SFPP, L.P. prepaid the $37.1 million balance outstanding under the Series F notes, plus $2.0 million for interest, as a result of its taking advantage of certain optional prepayment provisions without penalty in 1999 and 2000.

   At December 31, 2002, the outstanding balance under SFPP, L.P.'s Series F notes was $37.1 million. The annual interest rate on the Series F notes was 10.70%, the maturity was December 2004, and interest was payable semiannually in June and December. We had agreed as part of the acquisition of SFPP, L.P.'s operations (which constitute a significant portion of our Pacific operations) not to take actions with respect to $190 million of SFPP, L.P.'s debt that would cause adverse tax consequences for the prior general partner of SFPP, L.P. The Series F notes were collateralized by mortgages on substantially all of the properties of SFPP, L.P. and contained certain covenants limiting the amount of additional debt or equity that may be issued by SFPP, L.P. and limiting the amount of cash distributions, investments, and property dispositions by SFPP, L.P.

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

   o $59.5 million of 6.95% Texas Industrial Revenue Bonds due February 1, 2022;

   o $7.4 million of 6.65% New Jersey Industrial Revenue Bonds due September 1, 2022;

   o $13.3 million of 7.00% Louisiana Industrial Revenue Bonds due March 1, 2023; and

   o $3.6 million of 6.625% Texas Industrial Revenue Bonds due February 1, 2024.

   In November 2001, we acquired a liquids terminal in Perth Amboy, New Jersey from Stolthaven Perth Amboy Inc. and Stolt-Nielsen Transportation Group, Ltd. (see Note 3). As part of our purchase price, we assumed $25.0 million of Economic Development Revenue Refunding Bonds issued by the New Jersey Economic Development Authority. These bonds have a maturity date of January 15, 2018. Interest on these bonds is computed on the basis of a year of 365 or 366 days, as applicable, for the actual number of days elapsed during Commercial Paper, Daily or Weekly Rate Periods and on the basis of a 360-day year consisting of twelve 30-day months during a Term Rate Period. As of December 31, 2003, the interest rate was 0.9606%. We have an outstanding letter of credit issued by Citibank in the amount of $25.3 million that backs-up the $25.0 million principal amount of the bonds and $0.3 million of interest on the bonds for up to 42 days computed at 12% on a per annum basis on the principal thereof.

   Central Florida Pipeline LLC Debt

   Effective January 1, 2001, we acquired Central Florida Pipeline LLC (see Note
3). As part of our purchase price, we assumed an aggregate principal amount of $40 million of senior notes originally issued to a syndicate of eight insurance companies. The senior notes have a fixed annual interest rate of 7.84% with repayments in annual installments of $5 million beginning July 23, 2001. The final payment is due July 23, 2008. Interest is payable semiannually on January 1 and July 23 of each year. As of December 31, 2002, Central Florida's outstanding balance under the senior notes was $30.0 million. In July 2003, we made an annual repayment of $5.0 million and as of December 31, 2003, Central Florida's outstanding balance under the senior notes was $25.0 million.

   Trailblazer Pipeline Company Debt

   As of December 31, 2001, Trailblazer Pipeline Company had a two-year unsecured revolving credit facility with a bank syndicate. The facility provided for loans of up to $85.2 million and had a maturity date of June 29, 2003. The agreement provided for an interest rate of LIBOR plus a margin as determined by certain financial ratios. Pursuant to the terms of the revolving credit facility, Trailblazer Pipeline Company partnership distributions were restricted by certain financial covenants. As of December 31, 2001, the outstanding balance under Trailblazer's two-year revolving credit facility was $55.0 million, with a weighted average interest rate of 2.875%, which reflected three-month LIBOR plus a margin of 0.875%. In July 2002, we paid the $31.0 million outstanding balance under Trailblazer's revolving credit facility and terminated the facility.

   Kinder Morgan Operating L.P. "B" Debt

   The $23.7 million principal amount of tax-exempt bonds due 2024 were issued by the Jackson-Union Counties Regional Port District. These bonds bear interest at a weekly floating market rate. During 2003, the weighted-average interest rate on these bonds was 1.05% per annum, and at December 31, 2003, the interest rate was 1.20%. We have an outstanding letter of credit issued under our credit facilities that supports our tax-exempt bonds. The letter of credit reduces the amount available for borrowing under our credit facilities.

   International Marine Terminals Debt

   Since February 1, 2002, we have owned a 66 2/3% interest in International Marine Terminals partnership (see Note 3). The principal assets owned by IMT are dock and wharf facilities financed by the Plaquemines Port, Harbor and Terminal District (Louisiana) $40,000,000 Adjustable Rate Annual Tender Port Facilities Revenue Refunding Bonds (International Marine Terminals Project) Series 1984A and 1984B. The bonds mature on March 15, 2006. The bonds are backed by two letters of credit issued by KBC Bank N.V. On March 19, 2002, an Amended and Restated Letter of Credit Reimbursement Agreement relating to the letters of credit in the amount of $45.5 million was entered into by IMT and KBC Bank. In connection with that agreement, we agreed to guarantee the obligations of IMT in proportion to our ownership interest. Our obligation is approximately $30.3 million for principal, plus interest and other fees.

   Maturities of Debt

   The scheduled maturities of our outstanding debt, excluding market value of interest rate swaps, as of December 31, 2003, are summarized as follows (in thousands):

                      2004........    $  430,348
                      2005........       204,349
                      2006........        43,903
                      2007........       253,917
                      2008........         3,940
                      Thereafter..     3,382,469
                                      ----------
                      Total.......    $4,318,926
                                      ==========

   Of the $430.3 million scheduled to mature in 2004, we intend and have the ability to refinance $428.1 million on a long-term basis under our unsecured long-term credit facility. Accordingly, this amount has been classified as long-term debt in our accompanying consolidated balance sheet as of December 31, 2003.

   Fair Value of Financial Instruments

   The estimated fair value of our long-term debt, excluding market value of interest rate swaps, is based upon prevailing interest rates available to us as of December 31, 2003 and December 31, 2002 and is disclosed below.

   Fair value as used in SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" represents the amount at which an instrument could be exchanged in a current transaction between willing parties.

                          December 31, 2003          December 31, 2002
                    -------------------------    -------------------------
                      Carrying      Estimated     Carrying      Estimated
                        Value      Fair Value       Value      Fair Value
                    -----------   -----------    -----------   -----------
                                        (In thousands)
      Total Debt    $ 4,318,926   $ 4,889,478    $ 3,659,533   $ 4,475,058


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

   Net periodic benefit costs and weighted-average assumptions for these plans include the following components (in thousands):

                                             Other Post-retirement Benefits
                                            -------------------------------
                                             2003         2002        2001
                                            ------       ------      ------
       Net periodic benefit cost
       Service cost......................   $   41       $  165      $  120
       Interest cost.....................      807          906         804
       Expected return on plan assets....       --           --          --
       Amortization of prior service cost     (622)        (545)       (545)
       Actuarial gain....................        -            -         (27)
                                            ------       ------      ------
       Net periodic benefit cost.........   $  226       $  526      $  352
                                            ======       ======      ======

       Additional amounts recognized
         Curtailment (gain) loss.........   $   --       $   --      $   --
       Weighted-average assumptions as of
         December 31:
       Discount rate.....................     6.00%        6.50%       7.00%
       Expected return on plan assets....       --           --          --
       Rate of compensation increase.....      3.9%         3.9%         --

   Information concerning benefit obligations, plan assets, funded status and recorded values for these plans follows (in thousands):

                                               Other Post-retirement
                                                      Benefits
                                             --------------------------
                                               2003              2002
                                             --------          --------
   Change in benefit obligation
   Benefit obligation at Jan. 1........      $ 13,275          $ 13,368
   Service cost........................            41               165
   Interest cost.......................           807               906
   Participant contributions...........           144               143
   Amendments..........................          (190)             (493)
   Actuarial (gain) loss...............        (7,456)             (264)
   Benefits paid from plan assets......          (445)             (550)
                                             --------          --------
   Benefit obligation at Dec. 31.......      $  6,176          $ 13,275
                                             ========          ========

   Change in plan assets
   Fair value of plan assets at Jan. 1.      $     --          $     --
   Actual return on plan assets........            --                --
   Employer contributions..............           301               407
   Participant contributions...........           144               143
   Benefits paid from plan assets......          (445)             (550)
                                             --------          --------
   Fair value of plan assets at Dec. 31      $     --          $     --
                                             ========          ========

                                               Other Post-retirement
                                                      Benefits
                                             --------------------------
                                               2003              2002
                                             --------          --------
   Funded status.......................      $ (6,176)         $(13,275)
   Unrecognized net actuarial (gain)
   loss................................        (6,728)              729
   Unrecognized prior service (benefit)          (627)           (1,059)
   Adj. for 4th qtr. Employer
   contributions.......................            72               105
                                             --------          --------
   Accrued benefit cost................      $(13,459)         $(13,500)
                                             ========          ========

   The unrecognized prior service credit is amortized on a straight-line basis over the average future lifetime until full eligibility for benefits. For measurement purposes, an 11% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 5% by 2010 and remain at that level thereafter.

   Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

                                             1-Percentage     1-Percentage
                                            Point Increase   Point Decrease
                                            --------------   --------------
 Effect on total of service and
        interest cost components.........     $   78           $  (66)
 Effect on postretirement benefit
        obligation.......................     $  689           $ (575)

   Amounts recognized in our consolidated balance sheets consist of (in thousands):

                                                     As of December 31,
                                                   2003             2002
                                               ------------     ------------
 Prepaid benefit cost......................              -                -
 Accrued benefit liability.................         (13,459)         (13,500)
 Intangible asset..........................              -                -
 Accumulated other comprehensive income....              -                -
                                               ------------     ------------
   Net amount recognized as of Dec. 31.....         (13,459)         (13,500)
                                               ============     ============

   We expect to contribute approximately $0.3 million to our post-retirement benefit plans in 2004. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

              Other Post-retirement Benefits
             -------------------------------
             2004........        $       445
             2005........                445
             2006........                445
             2007........                445
             2008........                445
             2009-2013...              2,225
                                 -----------
             Total.......        $     4,450
                                 ===========

   Multiemployer Plans and Other Benefits

   As a result of acquiring several terminal operations, primarily our acquisition of Kinder Morgan Bulk Terminals, Inc. effective July 1, 1998, we participate in several multi-employer pension plans for the benefit of employees who are union members. We do not administer these plans and contribute to them in accordance with the provisions of negotiated labor contracts. Other benefits include a self-insured health and welfare insurance plan and an employee health plan where employees may contribute for their dependents' health care costs. Amounts charged to expense for these plans were $4.9 million for the year ended 2003 and $1.3 million for the year ended 2002.

   The Kinder Morgan Savings Plan, formerly the Kinder Morgan Retirement Savings Plan, permits all full-time employees of KMGP Services Company, Inc. and KMI to contribute between 1% and 50% of base compensation, on a pre-tax basis, into participant accounts. In addition to a mandatory contribution equal to 4% of base compensation per year for most plan participants, KMGP Services Company, Inc. and KMI may make discretionary contributions in years when specific performance objectives are met. Certain employees' contributions are based on collective bargaining agreements. Our mandatory contributions are made each pay period on behalf of each eligible employee. Any discretionary contributions are made during the first quarter following the performance year. All employer contributions, including discretionary contributions, are in the form of KMI stock that is immediately convertible into other available investment vehicles at the employee's discretion. In the first quarter of 2004, no discretionary contributions were made to individual accounts for 2003. The total amount charged to expense for our Savings Plan was $5.9 million during 2003 and $5.6 million during 2002. All contributions, together with earnings thereon, are immediately vested and not subject to forfeiture. Participants may direct the investment of their contributions into a variety of investments. Plan assets are held and distributed pursuant to a trust agreement.

   Effective January 1, 2001, employees of KMGP Services Company, Inc. and KMI became eligible to participate in a Cash Balance Retirement Plan. Certain employees continue to accrue benefits through a career-pay formula, "grandfathered" according to age and years of service on December 31, 2000, or collective bargaining arrangements. All other employees will accrue benefits through a personal retirement account in the Cash Balance Retirement Plan. Employees with prior service and not grandfathered converted to the Cash Balance Retirement Plan and were credited with the current fair value of any benefits they had previously accrued through the defined benefit plan. Under the plan, we make contributions on behalf of participating employees equal to 3% of eligible compensation every pay period. In addition, discretionary contributions are made to the plan based on our and KMI's performance. No additional contributions were made for 2003 performance. Interest will be credited to the personal retirement accounts at the 30-year U.S. Treasury bond rate, or an approved substitute, in effect each year. Employees become fully vested in the plan after five years, and they may take a lump sum distribution upon termination of employment or retirement.


11.  Partners' Capital

   As of December 31, 2003, our partners' capital consisted of:

   o 134,729,258 common units;

   o 5,313,400 Class B units; and

   o 48,996,465 i-units.

   Together, these 189,039,123 units represent our limited partners' interest and an effective 98% economic interest in us, exclusive of our general partner's incentive distribution rights. Our general partner has an effective 2% interest in us, excluding its incentive distribution rights. As of December 31, 2003, our common unit total consisted of 121,773,523 units held by third parties, 11,231,735 units held by KMI and its consolidated affiliates (excluding our general partner); and 1,724,000 units held by our general partner. Our Class B units were held entirely by KMI and our i-units were held entirely by KMR.

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

   On February 3, 2004, we announced that we had priced the public offering of an additional 5,300,000 of our common units at a price of $46.80 per unit, less commissions and underwriting expenses. We also granted to the underwriters an option to purchase up to 795,000 additional common units to cover over-allotments. On February 9, 2004, 5,300,000 common units were issued. We received net proceeds of $237.8 million for the issuance of these common units and we used the proceeds to reduce the borrowings under our commercial paper program.

   All of our Class B units were issued in December 2000. The Class B units are similar to our common units except that they are not eligible for trading on the New York Stock Exchange. We initially issued 29,750,000 i-units in May 2001. The i-units are a separate class of limited partner interests in us. All of our i-units are owned by KMR and are not publicly traded. In accordance with its limited liability company agreement, KMR's activities are restricted to being a limited partner in, and controlling and managing the business and affairs of us, our operating limited partnerships and their subsidiaries.

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

   Through the combined effect of the provisions in our partnership agreement and the provisions of KMR's limited liability company agreement, the number of outstanding KMR shares and the number of i-units will at all times be equal. Furthermore, under the terms of our partnership agreement, we agreed that we will not, except in liquidation, make a distribution on an i-unit other than in additional i-units or a security that has in all material respects the same rights and privileges as our i-units. The number of i-units we distribute to KMR is based upon the amount of cashwe distribute to the owners of our common units. When cash is paid to the holders of our common units, we will issue additional i-units to KMR. The fraction of an i-unit paid per i-unit owned by KMR will have the same value as the cash payment on the common unit.

   The cash equivalent of distributions of i-units will be treated as if it had actually been distributed for purposes of determining the distributions to our general partner. We will not distribute the cash to the holders of our i-units but will retain the cash for use in our business. If additional units are distributed to the holders of our common units, we will issue an equivalent amount of i-units to KMR based on the number of i-units it owns. Based on the preceding, KMR received a distribution of 811,625 i-units on November 14, 2003. These additional i-units distributed were based on the $0.66 per unit distributed to our common unitholders on that date. During the year ended December 31, 2003, KMR received distributions of 3,342,417 i-units. These additional i-units distributed were based on the $2.575 per unit distributed to our common unitholders during 2003.

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

   Incentive distributions allocated to our general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. For the years ended December 31, 2003, 2002 and 2001, we declared distributions of $2.63, $2.435 and $2.15 per unit, respectively. Our distributions to unitholders for 2003, 2002 and 2001 required incentive distributions to our general partner in the amount of $322.8 million, $267.4 million and $199.7 million, respectively. The increased incentive distributions paid for 2003 over 2002 and 2002 over 2001 reflect the increase in amounts distributed per unit as well as the issuance of additional units.

   On January 21, 2004, we declared a cash distribution of $0.68 per unit for the quarterly period ended December 31, 2003. This distribution was paid on February 13, 2004, to unitholders of record as of January 30, 2004. Our common unitholders and Class B unitholders received cash. KMR, our sole i-unitholder, received a distribution in the form of additional i-units based on the $0.68 distribution per common unit. The number of i-units distributed was 778,309. For each outstanding i-unit that KMR held, a fraction of an i-unit (0.015885) was issued. The fraction was determined by dividing:

   o $0.68, the cash amount distributed per common unit

by

   o $42.807, the average of KMR's limited liability shares' closing market prices from January 13-27, 2004, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

   This February 13, 2004 distribution required an incentive distribution to our general partner in the amount of $85.8 million. Since this distribution was declared after the end of the quarter, no amount is shown in our December 31, 2003 balance sheet as a Distribution Payable.

12.  Related Party Transactions

   General and Administrative Expenses

   KMGP Services Company, Inc., a subsidiary of our general partner, provides employees and Kinder Morgan Services LLC, a wholly owned subsidiary of KMR, provides centralized payroll and employee benefits services to us, our operating partnerships and subsidiaries, Kinder Morgan G.P., Inc. and KMR (collectively, the "Group"). Employees of KMGP Services Company, Inc. are assigned to work for one or more members of the Group. The direct costs of all compensation, benefits expenses, employer taxes and other employer expenses for these employees are allocated and charged by Kinder Morgan Services LLC to the appropriate members of the Group, and the members of the Group reimburse for their allocated shares of these direct costs. There is no profit or margin charged by Kinder Morgan Services LLC to the members of the Group. The administrative support necessary to implement these payroll and benefits services is provided by the human resource department of KMI, and the related administrative costs are allocated to members of the Group in accordance with existing expense allocation procedures. The effect of these arrangements is that each member of the Group bears the direct compensation and employee benefits costs of its assigned or partially assigned employees, as the case may be, while also bearing its allocable share of administrative costs. Pursuant to our limited partnership agreement, we provide reimbursement for our share of these administrative costs and such reimbursements will be accounted for as described above. Additionally, we reimburse KMR with respect to costs incurred or allocated to KMR in accordance with our limited partnership agreement, the delegation of control agreement among our general partner, KMR, us and others, and KMR's limited liability company agreement.

   The named executive officers of our general partner and KMR and other employees that provide management or services to both KMI and the Group are employed by KMI. Additionally, other KMI employees assist in the operation of our Natural Gas Pipeline assets. These KMI employees' expenses are allocated without a profit component between KMI and the appropriate members of the Group.

   Partnership Distributions

   Kinder Morgan G.P., Inc.

   Kinder Morgan G.P., Inc. serves as our sole general partner. Pursuant to our partnership agreements, our general partner's interests represent a 1% ownership interest in us, and a direct 1.0101% ownership interest in each of our five operating partnerships. Collectively, our general partner owns an effective 2% interest in our operating partnerships, excluding incentive distributions rights as follows:

   o its 1.0101% direct general partner ownership interest (accounted for as minority interest in our consolidated financial statements); and

   o its 0.9899% ownership interest indirectly owned via its 1% ownership interest in us.

   As of December 31, 2003, our general partner owned 1,724,000 common units, representing approximately 0.91% of our outstanding limited partner units. Our partnership agreement requires that we distribute 100% of available cash, as defined in our partnership agreement, to our partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash consists generally of all of our cash receipts, including cash received by our operating partnerships, less cash disbursements and net additions to reserves (including any reserves required under debt instruments for future principal and interest payments) and amounts payable to the former general partner of SFPP, L.P. in respect of its remaining 0.5% interest in SFPP.

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

   Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. Our general partner's declared incentive distributions for the years ended December 31, 2003, 2002 and 2001 were $322.8 million, $267.4 million and $199.7 million, respectively.

   Kinder Morgan, Inc.

   KMI, through its subsidiary Kinder Morgan (Delaware), Inc., remains the sole stockholder of our general partner. As of December 31, 2003, KMI directly owned 8,838,095 common units and 5,313,400 Class B units, indirectly owned 4,117,640 common units owned by its consolidated affiliates, including our general partner and owned 14,531,495 KMR shares, representing an indirect ownership interest of 14,531,495 i-units. Together, these units represent approximately 17.4% of our outstanding limited partner units. Including both its general and limited partner interests in us, at the 2003 distribution level, KMI received approximately 51% of all quarterly distributions from us, of which approximately 41% is attributable to its general partner interest and 10% is attributable to its limited partner interest. The actual level of distributions KMI will receive in the future will vary with the level of distributions to the limited partners determined in accordance with our partnership agreement.

   Kinder Morgan Management, LLC

   As of December 31, 2003, KMR, our general partner's delegate, remains the sole owner of our 48,996,465 i-units.

   Asset Acquisitions

   Mexican Entity Transfer

   In the fourth quarter of 2002, KMI transferred to us its interests in Kinder Morgan Natural Gas de Mexico, S. de R.L. de C.V., hereinafter referred to as KM Mexico. KM Mexico is the entity through which we have developed the Mexican portion of our Mier-Monterrey natural gas pipeline that connects to the southern tip of Kinder Morgan Texas Pipeline, L.P.'s intrastate pipeline, hereinafter referred to as the Monterrey pipeline. The Monterrey pipeline was initially conceived at KMI in 1996 and between 1996 and 1998, KMI and its subsidiaries paid, on behalf of KM Mexico, approximately $2.5 million in connection with the Monterrey pipeline to explore the feasibility of and to obtain permits for the Mexican portion of the pipeline. Following 1998, the Monterrey pipeline was dormant at KMI.

   In December 2000, when KMI contributed to us Kinder Morgan Texas Pipeline, L.P., the entity that had been primarily responsible for the Monterrey pipeline, the Monterrey pipeline was still dormant (and thought likely to remain dormant indefinitely). Consequently, KM Mexico was not contributed to us at that time.

   In 2002, Kinder Morgan Texas Pipeline, L.P. reassessed the Monterrey pipeline and determined that the Monterrey pipeline was an economically feasible pipeline for us. Accordingly, KMI's Board of Directors on the one hand, and KMR and our general partner's Boards of Directors on the other hand, unanimously determined, respectively, that KMI should transfer KM Mexico to us for approximately $2.5 million, the amount paid by KMI and its subsidiaries, on KM Mexico's behalf, in connection with the Monterrey pipeline between 1996 and 1998.

   KMI Asset Contributions

   In conjunction with our acquisition of Natural Gas Pipelines assets from KMI on December 31, 1999 and 2000, KMI became a guarantor of approximately $522.7 million of our debt. This amount has not changed as of December 31, 2003. KMI would be obligated to perform under this guarantee only if we and/or our assets were unable to satisfy our obligations.

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

   The remaining assets comprising our Natural Gas Pipelines business segment are operated under other agreements between KMI and us. Pursuant to the applicable underlying agreements, we pay KMI either a fixed amount or actual costs incurred as reimbursement for the corporate general and administrative expenses incurred in connection with the operation of these assets. On January 1, 2003, KMI began operating additional pipeline assets, including our North System and Cypress pipeline, which are part of our Products Pipelines business segment. The amounts paid to KMI for corporate general and administrative costs, including amounts related to Trailblazer Pipeline Company, were $8.7 million of fixed costs and $10.8 million of actual costs incurred for 2003, and $13.3 million of fixed costs and $2.8 million of actual costs incurred for 2002. We estimate the total reimbursement for corporate general and administrative costs to be paid to KMI in respect of all pipeline assets operated by KMI and its subsidiaries for us for 2004 will be approximately $19.8 million, which includes $8.7 million of fixed costs (adjusted for inflation) and $11.1 million of actual costs.

   We believe the amounts paid to KMI for the services they provided each year fairly reflect the value of the services performed. However, due to the nature of the allocations, these reimbursements may not have exactly matched the actual time and overhead spent. We believe the fixed amounts that were agreed upon at the time the contracts were entered into were reasonable estimates of the corporate general and administrative expenses to be incurred by KMI and its subsidiaries in performing such services. We also reimburse KMI and its subsidiaries for operating and maintenance costs and capital expenditures incurred with respect to these assets.

   Retention Agreement

   Effective January 17, 2002, KMI entered into a retention agreement with Mr.
C. Park Shaper, an officer of KMI, Kinder Morgan G.P., Inc. (our general partner) and its delegate, KMR. Pursuant to the terms of the agreement, Mr. Shaper obtained a $5 million personal loan guaranteed by KMI and us. Mr. Shaper was required to purchase and did purchase KMI common stock and our common units in the open market with the loan proceeds. The Sarbanes-Oxley Act of 2002 does not allow companies to issue or guarantee new loans to executives, but it "grandfathers" loans that were in existence prior to the act. Regardless, Mr. Shaper, KMI and we agreed that in today's business environment it would be prudent for him to repay the loan. In conjunction with this decision, Mr. Shaper sold 37,000 of KMI shares and 82,000 of our common units. He used the proceeds to repay the $5 million personal loan guaranteed by KMI and us, thereby eliminating KMI's and our guarantee of this loan. Mr. Shaper instead participates in KMI's restricted stock plan with other senior executives. The retention agreement was terminated accordingly.

   Lines of Credit

   As of December 31, 2002, we had agreed to guarantee potential borrowings under lines of credit available from Wachovia Bank, National Association, formerly known as First Union National Bank, to Messrs. Thomas Bannigan, C. Park Shaper, Joseph Listengart and James Street and Ms. Deborah Macdonald. Each of these officers was primarily liable for any borrowing on his or her line of credit, and if we made any payment with respect to an outstanding loan, the officer on behalf of whom payment was made was required to surrender a percentage of his or her options to purchase KMI common stock. Our obligations under the guaranties, on an individual basis, generally did not exceed $1.0 million and such obligations, in the aggregate, did not exceed $1.9 million. As of October 31, 2003, we had made no payments with respect to these lines of credit and each line of credit was either terminated or refinanced without a guarantee from us. We have no further guaranteed obligations with respect to any borrowings by our officers.

   Other

   We own a 50% equity interest in Coyote Gas Treating, LLC, referred to herein as Coyote Gulch. Coyote Gulch is a joint venture, and El Paso Field Services Company owns the remaining 50% equity interest. We are the managing partner of Coyote Gulch. As of December 31, 2003, Coyote's balance sheet has current notes payable to each partner in the amount of $17.1 million. These notes are due on June 30, 2004. At that time, the partners can either renew the notes or make capital contributions which will enable Coyote to payoff the existing notes.

   Generally, KMR makes all decisions relating to the management and control of our business. Our general partner owns all of KMR's voting securities and is its sole managing member. KMI, through its wholly owned and controlled subsidiary Kinder Morgan (Delaware), Inc., owns all the common stock of our general partner. Certain conflicts of interest could arise as a result of the relationships among KMR, our general partner, KMI and us. The directors and officers of KMI have fiduciary duties to manage KMI, including selection and management of its investments in its subsidiaries and affiliates, in a manner beneficial to the shareholders of KMI. In general, KMR has a fiduciary duty to manage us in a manner beneficial to our unitholders. The partnership agreements for us and our operating partnerships contain provisions that allow KMR to take into account the interests of parties in addition to us in resolving conflicts of interest, thereby limiting its fiduciary duty to our unitholders, as well as provisions that may restrict the remedies available to our unitholders for actions taken that might, without such limitations, constitute breaches of fiduciary duty.

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

13.  Leases and Commitments

   Operating Leases

   Including probable elections to exercise renewal options, the remaining terms on our operating leases range from one to 39 years. Future commitments related to these leases as of December 31, 2003 are as follows (in thousands):

                      2004......................   $  17,076
                      2005......................      14,955
                      2006......................      12,825
                      2007......................      11,623
                      2008......................      10,834
                      Thereafter................      35,440
                                                   ---------
                      Total minimum payments....   $ 102,753
                                                   =========

   We have not reduced our total minimum payments for future minimum sublease rentals aggregating approximately $1.1 million. Total lease and rental expenses, including related variable charges were $25.3 million for 2003, $21.6 million for 2002 and $41.1 million for 2001.

   Common Unit Option Plan

   During 1998, we established a common unit option plan, which provides that key personnel of KMGP Services Company, Inc. and KMI are eligible to receive grants of options to acquire common units. The number of common units authorized under the option plan is 500,000. The option plan terminates in March 2008. The options granted generally have a term of seven years, vest 40% on the first anniversary of the date of grant and 20% on each of the next three anniversaries, and have exercise prices equal to the market price of the common units at the grant date.

   As of December 31, 2002, outstanding options for 263,600 common units had been granted at an average exercise price of $17.25 per unit. Outstanding options for 20,000 common units had been granted to two of Kinder Morgan G.P., Inc.'s three non-employee directors at an average exercise price of $20.58 per unit. As of December 31, 2003, outstanding options for 129,050 common units had been granted at an average exercise price of $17.46 per unit. Outstanding options for 20,000 common units had been granted to two of Kinder Morgan G.P., Inc.'s three non-employee directors at an average exercise price of $20.58 per unit.

   During 2002, 88,200 common unit options were exercised at an average price of $17.77 per unit. The common units underlying these options had an average fair market value of $34.24 per unit. During 2003, 134,550 common unit options were exercised at an average price of $17.06 per unit. The common units underlying these options had an average fair market value of $38.85 per unit.

   We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for common unit options granted under our common unit option plan. Accordingly, we record expense for our common unit option plan equal to the excess of the market price of the underlying common units at the date of grant over the exercise price of the common unit award, if any. Such excess is commonly referred to as the intrinsic value. All of our common unit options were issued with the exercise price equal to the market price of the underlying common units at the grant date and therefore, no compensation expense has been recorded. Pro forma information regarding changes in net income and per unit data, if the accounting prescribed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," had been applied, is not material.

   Directors' Unit Appreciation Rights Plan

   On April 1, 2003, KMR's compensation committee established the Directors' Unit Appreciation Rights Plan. Pursuant to this plan, each of KMR's three non-employee directors is eligible to receive common unit appreciation rights. The primary purpose of this plan is to promote the interests of our unitholders by aligning the compensation of the non-employee members of the board of directors of KMR with unitholders' interests. Secondly, since KMR's success is dependent on its operation and management of our business and our resulting performance, the plan is expected to align the compensation of the non-employee members of the board with the interests of KMR's shareholders.

   Upon the exercise of unit appreciation rights, we will pay, within thirty days of the exercise date, the participant an amount of cash equal to the excess, if any, of the aggregate fair market value of the unit appreciation rights exercised as of the exercise date over the aggregate award price of the rights exercised. The fair market value of one unit appreciation right as of the exercise date will be equal to the closing price of one common unit on the New York Stock Exchange on that date. The award price of one unit appreciation right will be equal to the closing price of one common unit on the New York Stock Exchange on the date of grant. Each unit appreciation right granted under the plan will be exercisable only for cash and will be evidenced by a unit appreciation rights agreement.

   All unit appreciation rights granted vest on the six-month anniversary of the date of grant. If a unit appreciation right is not exercised in the ten year period following the date of grant, the unit appreciation right will expire and not be exercisable after the end of such period. In addition, if a participant ceases to serve on the board for any reason prior to the vesting date of a unit appreciation right, such unit appreciation right will immediately expire on the date of cessation of service and may not be exercised. The plan is administered by KMR's compensation committee. The total number of unit appreciation rights authorized under the plan is 500,000. KMR's board has sole discretion to terminate the plan at any time with respect to unit appreciation rights which have not previously been granted to participants.

   On April 1, 2003, the date of adoption of the plan, each of KMR's three non-employee directors were granted 7,500 unit appreciation rights. In addition, 10,000 unit appreciation rights will be granted to each of KMR's three non-employee directors during the first meeting of the board each January. Accordingly, each non-employee director received an additional 10,000 unit appreciation rights on January 21, 2004. As of December 31, 2003, 52,500 unit appreciation rights had been granted. No unit appreciation rights were exercised during 2003.

   Contingent Debt

   We apply the disclosure provisions of FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" to our agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by FASB No. 5, "Accounting for Contingencies," by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. The following is a description of our contingent debt agreements.

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

   As of December 31, 2003, the debt facilities of Cortez Capital Corporation consisted of:

   o $95 million of Series D notes due May 15, 2013;

   o a $175 million short-term commercial paper program; and

   o a $175 million committed revolving credit facility due December 22, 2004 (to support the above-mentioned $175 million commercial paper program).

   As of December 31, 2003, Cortez Capital Corporation had $135.7 million of commercial paper outstanding with an interest rate of 1.12%, the average interest rate on the Series D notes was 7.04% and there were no borrowings under the credit facility.

   Plantation Pipeline Company Debt

   On April 30, 1997, Plantation Pipeline Company entered into a $10 million, ten-year floating-rate term credit agreement. We, as an owner of Plantation Pipeline Company, severally guarantee this debt on a pro rata basis equivalent to our respective 51% ownership interest. During 1999, this agreement was amended to reduce the maturity date by three years. The $10 million is outstanding as of December 31, 2003.

   Red Cedar Gas Gathering Company Debt

   In October 1998, Red Cedar Gas Gathering Company sold $55 million in aggregate principal amount of Senior Notes due October 31, 2010. The $55 million was sold in 10 different notes in varying amounts with identical terms.

   The Senior Notes are collateralized by a first priority lien on the ownership interests, including our 49% ownership interest, in Red Cedar Gas Gathering Company. The Senior Notes are also guaranteed by us and the other owner of Red Cedar Gas Gathering Company under joint and several liability. The principal is to be repaid in seven equal installments beginning on October 31, 2004 and ending on October 31, 2010. The $55 million is outstanding as of December 31, 2003.

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


14.  Risk Management

   Hedging Activities

   Certain of our business activities expose us to risks associated with changes in the market price of natural gas, natural gas liquids, crude oil and carbon dioxide. Through KMI, we use energy financial instruments to reduce our risk of changes in the prices of natural gas, natural gas liquids and crude oil markets (and carbon dioxide to the extent contracts are tied to crude oil prices) as discussed below. The fair value of these risk management instruments reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses on open contracts. We have available market quotes for substantially all of the financial instruments that we use, including: commodity futures and options contracts, fixed-price swaps, and basis swaps.

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

   Certain of our business activities expose us to foreign currency fluctuations. However, due to the limited size of this exposure, we do not believe the risks associated with changes in foreign currency will have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, as of December 31, 2003, no financial instruments were used to limit the effects of foreign exchange rate fluctuations on our financial results. In February 2004, we entered into a single $17.0 million foreign currency call option that expires on December 31, 2004.

   Our derivatives hedge our commodity price risks involving our normal business activities, which include the sale of natural gas, natural gas liquids, oil and carbon dioxide, and these derivatives have been designated by us as cash flow hedges as defined by SFAS No. 133. SFAS No. 133 designates derivatives that hedge exposure to variable cash flows of forecasted transactions as cash flow hedges and the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently is reclassified into earnings when the forecasted transaction affects earnings. To be considered effective, changes in the value of the derivative or its resulting cash flows must substantially offset changes in the value or cash flows of the item being hedged. The ineffective portion of the gain or loss is reported in earnings immediately.

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

   The gains and losses included in "Accumulated other comprehensive income
(loss)" in the accompanying consolidated balance sheets are reclassified into earnings as the hedged sales and purchases take place. Approximately $65.4 million of the Accumulated other comprehensive loss balance of $155.8 million representing unrecognized net losses on derivative activities as of December 31, 2003 is expected to be reclassified into earnings during the next twelve months. During the twelve months ended December 31, 2003, we reclassified $82.1 million of Accumulated other comprehensive income into earnings. This amount includes the balance of $45.3 million representing unrecognized net losses on derivative activities as of December 31, 2002. For each of the years ended December 31, 2003, 2002 and 2001, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions will no longer occur by the end of the originally specified time period.

   Purchases or sales of commodity contracts require a dollar amount to be placed in margin accounts. In addition, through KMI, we are required to post margins with certain over-the-counter swap partners. These margin requirements are determined based upon credit limits and mark-to-market positions. Our margin deposits associated with commodity contract positions were $10.3 million as of December 31, 2003 and $1.9 million as of December 31, 2002. Our margin deposits associated with over-the-counter swap partners were $7.7 million as of December 31, 2003 and $0.0 million as of December 31, 2002.

   We recognized a gain of $0.5 million during 2003, a gain of $0.7 million during 2002 and a loss of $1.3 million during 2001 as a result of ineffective hedges. All of these amounts are reported within the captions "Gas purchases and other costs of sales" or "Operations and maintenance" in our accompanying Consolidated Statements of Income. For each of the years ended December 31, 2003, 2002 and 2001, we did not exclude any component of the derivative instruments' gain or loss from the assessment of hedge effectiveness.

   The differences between the current market value and the original physical contracts value associated with our hedging activities are included within "Other current assets", "Accrued other current liabilities", "Deferred charges and other assets" and "Other long-term liabilities and deferred credits" in our accompanying consolidated balance sheets. As of December 31, 2003, the balance in "Other current assets" on our consolidated balance sheet included $18.2 million related to risk management hedging activities, and the balance in "Accrued other current liabilities" included $90.4 million related to risk management hedging activities. As of December 31, 2002, the balance in "Other current assets" on our consolidated balance sheet included $57.9 million related to risk management hedging activities, and the balance in "Accrued other current liabilities" included $101.3 million related to risk management hedging activities. As of December 31, 2003, the balance in "Deferred charges and other assets" included $2.7 million related to risk management hedging activities, and the balance in "Other long-term liabilities and deferred credits" included $101.5 million related to risk management hedging activities. As of December 31, 2002, the balance in "Deferred charges and other assets" included $5.7 million related to risk management hedging activities, and the balance in "Other long-term liabilities and deferred credits" included $8.5 million related to risk management hedging activities.

   Given our portfolio of businesses as of December 31, 2003, our principal uses of derivative energy financial instruments will be to mitigate the risk associated with market movements in the price of energy commodities. Our net short natural gas derivatives position primarily represents our hedging of anticipated future natural gas purchases and sales. Our net short crude oil derivatives position represents our crude oil derivative purchases and sales made to hedge anticipated oil purchases and sales. In addition, crude oil contracts have been sold to hedge anticipated carbon dioxide purchases and sales that have pricing tied to crude oil prices. Finally, our net short natural gas liquids derivatives position reflects the hedging of our forecasted natural gas liquids purchases and sales. As of December 31, 2003, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with commodity price risk is through December 2009.

   As of December 31, 2003, our commodity contracts and over-the-counter swaps and options (in thousands) consisted of the following:

                                                                      Over the
                                                                      Counter
                                                                     Swaps and
                                                        Commodity     Options
                                                        Contracts    Contracts      Total
                                                       ----------    ---------   ----------
                                                                (Dollars in thousands)
  Deferred Net (Loss) Gain........................     $    5,261    $(178,480)  $ (173,219)
  Contract Amounts-- Gross........................     $   68,934    $ 954,313   $1,023,247
  Contract Amounts-- Net..........................     $   (3,687)   $(890,105)  $ (893,792)

                                                               (Number of contracts(1))
  Natural Gas
    Notional Volumetric Positions: Long...........            663          588        1,251
    Notional Volumetric Positions: Short..........           (670)      (2,369)      (3,039)
    Net Notional Totals to Occur in 2004..........             (7)      (1,756)      (1,763)
    Net Notional Totals to Occur in 2005 and Beyond            --          (25)         (25)
  Crude Oil
    Notional Volumetric Positions: Long...........             --          336          336
    Notional Volumetric Positions: Short..........             --      (37,418)     (37,418)
    Net Notional Totals to Occur in 2004..........             --      (10,854)     (10,854)
    Net Notional Totals to Occur in 2005 and Beyond            --      (26,228)     (26,228)
  Natural Gas Liquids
    Notional Volumetric Positions: Long...........             --           --           --
    Notional Volumetric Positions: Short..........             --         (460)        (460)
    Net Notional Totals to Occur in 2004..........             --         (336)        (336)
    Net Notional Totals to Occur in 2005 and Beyond            --         (124)        (124)

----------

(1) A term of reference describing a unit of commodity trading. One natural gas contract equals 10,000 MMBtus. One crude oil or natural gas liquids contract equals 1,000 barrels.


   Our over-the-counter swaps and options are with a number of parties, who principally have investment grade credit ratings. We both owe money and are owed money under these financial instruments; however, as of December 31, 2003 we had virtually no amounts owed to us from other parties. In addition, defaults by counterparties under over-the-counter swaps and options could expose us to additional commodity price risks in the event that we are unable to enter into replacement contracts for such swaps and options on substantially the same terms. Alternatively, we may need to pay significant amounts to the new counterparties to induce them to enter into replacement swaps and options on substantially the same terms. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future.

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

   o designated the replacement derivative positions as hedges of the exposures that had been hedged with the Enron positions; and

   o recognized a $6.0 million loss (included with "General and administrative expenses" in our accompanying Consolidated Statement of Operations for
     2001) in recognition of the fact that it was unlikely that we would be paid the amounts then owed under the contracts with Enron.

   Interest Rate Swaps

   In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt. As of December 31, 2003 and December 31, 2002, we were a party to interest rate swap agreements with a notional principal amount of $2.1 billion and $1.95 billion, respectively, for the purpose of hedging the interest rate risk associated with our fixed and variable rate debt obligations.

   As of December 31, 2003, a notional principal amount of $2.0 billion of these agreements effectively converts the interest expense associated with the following series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread:

   o $200 million principal amount of our 8.0% senior notes due March 15, 2005;

   o $200 million principal amount of our 5.35% senior notes due August 15, 2007;

   o $250 million principal amount of our 6.30% senior notes due February 1, 2009;

   o $200 million principal amount of our 7.125% senior notes due March 15, 2012;

   o $250 million principal amount of our 5.0% senior notes due December 15, 2013;

   o $300 million principal amount of our 7.40% senior notes due March 15, 2031;

   o $200 million principal amount of our 7.75% senior notes due March 15, 2032; and

   o $400 million principal amount of our 7.30% senior notes due August 15, 2033.

   These swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes, therefore, as of December 31, 2003, the maximum length of time over which we have hedged a portion of our exposure to the variability in future cash flows associated with interest rate risk is through August 2033.

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

   As of December 31, 2003, we also had swap agreements that effectively convert the interest expense associated with $100 million of our variable rate debt to fixed rate debt. Half of these agreements, converting $50 million of our variable rate debt to fixed rate debt, mature on August 1, 2005, and the remaining half mature on September 1, 2005. Prior to March 2002, this swap was designated a hedge of our $200 million Floating Rate Senior Notes, which were retired (repaid) in March 2002. Subsequent to the repayment of our Floating Rate Senior Notes, the swaps were designated as a cash flow hedge of the risk associated with changes in the designated benchmark interest rate (in this case, one-month LIBOR) related to forecasted payments associated with interest on an aggregate of $100 million of our portfolio of commercial paper.

   Our interest rate swaps meet the conditions required to assume no ineffectiveness under SFAS No. 133 and, therefore, we have accounted for them using the "shortcut" method prescribed for fair value hedges by SFAS No. 133. Accordingly, we adjust the carrying value of each swap to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged. We record interest expense equal to the variable rate payments or fixed rate payments under the swaps. Interest expense is accrued monthly and paid semi-annually. As of December 31, 2003, we recognized an asset of $129.6 million and a liability of $8.1 million for the $121.5 million net fair value of our swap agreements, and we included these amounts with "Deferred charges and other assets" and "Other long-term liabilities and deferred credits" on our accompanying balance sheet. The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged was recognized as "Market value of interest rate swaps" on our accompanying balance sheet. As of December 31, 2002, we recognized an asset of $179.1 million and a liability of $12.1 million for the $167.0 million net fair value of our swap agreements, and we included these amounts with "Deferred charges and other assets" and "Other long-term liabilities and deferred credits" on our accompanying balance sheet. The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged was recognized as "Market value of interest rate swaps" on our accompanying balance sheet.

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

   o CO2; and

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

   Our Products Pipelines segment derives its revenues primarily from the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids. Our Natural Gas Pipelines segment derives its revenues primarily from the transmission, storage, gathering and sale of natural gas. Our CO2 segment derives its revenues primarily from the transportation and marketing of carbon dioxide used as a flooding medium for recovering crude oil from mature oil fields, and from the production and sale of crude oil from fields in the Permian Basin of West Texas. Our Terminals segment derives its revenues primarily from the transloading and storing of refined petroleum products and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt, and chemicals.

   Financial information by segment follows (in thousands):
                                                2003       2002        2001
                                             ---------- ----------- ----------
          Revenues
            Products Pipelines.............  $  585,376 $  576,542  $  605,392
            Natural Gas Pipelines..........   5,316,853  3,086,187   1,869,315
            CO2............................     248,535    146,280     122,094
            Terminals......................     473,558    428,048     349,875
                                             ---------- ----------- ----------
            Total consolidated revenues....  $6,624,322 $4,237,057  $2,946,676
                                             ========== ==========  ==========

       Operating expenses(a)
         Products Pipelines................  $  169,526 $  169,782  $  240,537
         Natural Gas Pipelines.............   4,967,531  2,784,278   1,665,852
         CO2...............................      82,055     50,524      44,973
         Terminals.........................     229,054    213,929     175,869
                                             ---------- ----------  ----------
         Total consolidated operating
          expenses.........................  $5,448,166 $3,218,513  $2,127,231
                                             ========== ==========  ==========
(a)Includes natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.

        Earnings from equity investments
          Products Pipelines...............  $   30,948 $   28,998   $  28,278
          Natural Gas Pipelines............      24,012     23,887      22,558
          CO2..............................      37,198     36,328      33,998
          Terminals........................          41         45          --
                                             ---------- ----------  ----------
          Total consolidated equity
            earnings.......................  $   92,199 $   89,258  $   84,834
                                             ========== ==========  ==========
          Amortization of excess cost of equity investments
            Products Pipelines.............  $    3,281 $    3,281  $    5,592
            Natural Gas Pipelines..........         277        277       1,402
            CO2............................       2,017      2,017       2,017
            Terminals......................          --         --          --
                                             ---------- ----------  ----------
            Total consol. amortization of    $    5,575 $    5,575  $    9,011
                                             ========== ==========  ==========
          excess cost of invests...........

        Other, net-income (expense)(a)
          Products Pipelines...............  $    6,471 $  (14,000) $      440
          Natural Gas Pipelines............       1,082         36         749
          CO2..............................         (40)       112         547
          Terminals........................          88     15,550         226
                                             ---------- ----------  ----------
          Total consolidated Other,
           net-income (expense)............  $    7,601 $    1,698  $    1,962
                                             ========== ==========  ==========
(a) 2002 amounts include environmental expense adjustments resulting in a $15.7 million loss to our Products Pipelines business segment and a $16.0 million gain to our Terminals business segment.

      Income tax benefit (expense)
        Products Pipelines.................  $  (11,669)$  (10,154) $   (9,653)
        Natural Gas Pipelines..............      (1,066)      (378)         --
        CO2................................         (39)        --          --
        Terminals..........................      (3,857)    (4,751)     (6,720)
                                             ---------- ----------  ----------
        Total consolidated income tax
         benefit (expense).................  $  (16,631)$  (15,283) $  (16,373)
                                             ========== ==========  ==========
      Segment earnings before
      depreciation, depletion,
      amortization and amortization of
      excess cost of equity investments
        Products Pipelines.................  $   441600 $  411,604  $  383,920
        Natural Gas Pipelines..............     373,350    325,454     226,770
        CO2................................     203,599    132,196     111,666
        Terminals..........................     240,776    224,963     167,512
                                             ---------- ----------  ----------
        Total  segment  earnings  before
         DD&A(a)...........................   1,259,325  1,094,217     889,868
        Consolidated depreciation and
         amortization......................    (219,032)  (172,041)   (142,077)
        Consolidated amortization of
         excess cost of invests............      (5,575)    (5,575)     (9,011)
        Interest and corporate
         administrative expenses(b)........    (337,381)  (308,224)   (296,437)
                                             ---------- ----------  ----------
        Total consolidated net income......  $  697,337 $  608,377  $  442,343
                                             ========== ==========  ==========

(a) Includes revenues, earnings from equity investments, income taxes and other, net, less operating expenses.
(b) Includes interest and debt expense, general and administrative expenses, minority interest expense and cumulative effect adjustment from a change in accounting principle (2003 only).

Segment earnings
  Products Pipelines.............................   $     370,974   $     343,935   $     312,464
  Natural Gas Pipelines..........................         319,288         276,766         193,804
  CO2............................................         140,755         100,983          92,087
  Terminals......................................         203,701         194,917         140,425
                                                    -------------   -------------   -------------
  Total segment earnings.........................       1,034,718         916,601         738,780
  Interest and corporate administrative expenses.        (337,381)       (308,224)       (296,437)
                                                    -------------   -------------   -------------
  Total consolidated net income..................   $     697,337   $     608,377   $     442,343
                                                    =============   =============   =============

   Assets at December 31
     Products Pipelines..........................   $   3,198,107   $   3,088,799   $   3,095,899
     Natural Gas Pipelines.......................       3,253,792       3,121,674       2,058,836
     CO2.........................................       1,177,645         613,980         503,565
     Terminals...................................       1,368,279       1,165,096         990,760
                                                    -------------   ------------    -------------
     Total segment assets........................       8,997,823       7,989,549       6,649,060
     Corporate assets(a).........................         141,359         364,027          83,606
                                                    -------------   ------------    -------------
     Total consolidated assets...................   $   9,139,182   $   8,353,576   $   6,732,666
                                                    =============   =============   =============
(a) Includes cash, cash equivalents and certain unallocable deferred charges.

Depreciation, depletion and amortization
  Products Pipelines...........................     $      67,345   $      64,388   $      65,864
  Natural Gas Pipelines........................            53,785          48,411          31,564
  CO2..........................................            60,827          29,196          17,562
  Terminals....................................            37,075          30,046          27,087
                                                    -------------   -------------   -------------
  Total consol. depreciation, depletion and
   amortiz.....................................     $     219,032   $     172,041   $     142,077
                                                    =============   =============   =============
Investments at December 31
  Products Pipelines...........................     $     226,680   $     220,203   $     225,561
  Natural Gas Pipelines........................           164,924         157,778         146,566
  CO2..........................................            12,591          71,283          68,232
  Terminals....................................               150           2,110             159
                                                    -------------   -------------   -------------
  Total consolidated investments...............     $     404,345   $     451,374   $     440,518
                                                    =============   =============   =============

Capital expenditures
  Products Pipelines...........................     $      94,727   $      62,199   $      84,709
  Natural Gas Pipelines........................           101,679         194,485          86,124
  CO2..........................................           272,177         163,183          65,778
  Terminals....................................           108,396         122,368          58,477
                                                    -------------   -------------   -------------
  Total consolidated capital expenditures......     $     576,979   $     542,235   $     295,088
                                                    =============   =============   =============

   We do not attribute interest income or interest expense to any of our reportable business segments. For each of the years ended December 31, 2003, 2002 and 2001, we reported (in thousands) total consolidated interest revenue of $1,420, $1,819 and $4,473, respectively. For each of the years ended December 31, 2003, 2002 and 2001, we reported (in thousands) total consolidated interest expense of $182,777, $178,279 and $175,930, respectively.

   Our total operating revenues are derived from a wide customer base. For each of the years ended December 31, 2003, 2002 and 2001, one customer accounted for more than 10% of our total consolidated revenues. Total transactions within our Natural Gas Pipelines segment in 2003 and 2002 with CenterPoint Energy accounted for 16.84% and 15.6% of our total consolidated revenues during 2003 and 2002, respectively. Total transactions within our Natural Gas Pipelines and Terminals segment in 2001 with the Reliant Energy group of companies, including the entities which became CenterPoint Energy in October 2002, accounted for 20.2% of our total consolidated revenues during 2001.


16.  Litigation and Other Contingencies

   The tariffs we charge for transportation on our interstate common carrier pipelines are subject to rate regulation by the Federal Energy Regulatory Commission, referred to herein as FERC, under the Interstate Commerce Act.
The Interstate Commerce Act requires, among other things, that interstate petroleum products pipeline rates be just and reasonable and non-discriminatory. Pursuant to FERC Order No. 561, effective January 1, 1995, interstate petroleum products pipelines are able to change their rates within prescribed ceiling levels that are tied to an inflation index. FERC Order No. 561-A, affirming and clarifying Order No. 561, expands the circumstances under which interstate petroleum products pipelines may employ cost-of-service ratemaking in lieu of the indexing methodology, effective January 1, 1995. For each of the years ended December 31, 2003, 2002 and 2001, the application of the indexing methodology did not significantly affect tariff rates on our interstate petroleum products pipelines.

   SFPP, L.P.

   Federal Energy Regulatory Commission Proceedings

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

   Initial decisions have no force or effect and must be reviewed by the FERC. The FERC is not obliged to follow any of the administrative law judge's findings and can accept or reject this initial decision in whole or in part. In addition, as stated above, the facts are complex, the rules and regulations in this area are vague and little precedent exists. The FERC is now considering the phase one initial decision and will consider the phase two initial decision when it is issued and briefed by the parties. If the FERC ultimately finds, after reviewing both initial decisions, that these rates should be "ungrandfathered" and are unjust and unreasonable, they could be lowered prospectively and complaining shippers could be entitled to reparations for prior periods. We do not expect any impact on our rates relating to this matter before early 2005.

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

   In April 2003, SFPP paid complainants and other shippers reparations and/or refunds as required by FERC's orders. In August 2003, SFPP paid shippers an additional refund as required by FERC's most recent order in the Docket No. OR92-8 et al. proceedings. We made payments of $44.9 million in 2003 for reparations and refunds under order from the FERC.

   Beginning in 1999, SFPP, the complainants and intervenor Ultramar Diamond Shamrock Corporation (now part of Valero Energy Corporation) filed petitions for review of FERC's Docket OR92-8 et al. orders in the United States Court of Appeals for the District of Columbia Circuit. Certain of those petitions were dismissed by the Court of Appeals as premature, and the remaining petitions were held in abeyance pending completion of agency action. However, in December 2002, the Court of Appeals returned to its active docket all petitions to review the FERC's orders in the case through November 2001 and severed petitions regarding later FERC orders. The severed orders were held in abeyance for later consideration.

   Briefing in the Court of Appeals was completed in August 2003, and oral argument took place on November 12, 2003. The Court of Appeals is expected to issue its decision in the first or second quarter of 2004.

   Sepulveda proceedings. In December 1995, Texaco filed a complaint at FERC (Docket No. OR96-2) alleging that movements on SFPP's Sepulveda pipelines (Line Sections 109 and 110) to Watson Station, in the Los Angeles basin, were subject to FERC's jurisdiction under the Interstate Commerce Act, and claimed that the rate for that service was unlawful. Several other West Line shippers filed similar complaints and/or motions to intervene.

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

   Following a hearing, on December 21, 2000, an administrative law judge found that SFPP possessed market power over the Sepulveda origin market. On February 28, 2003, the FERC issued an order upholding that decision. SFPP filed a request for rehearing of that order on March 31, 2003. The FERC denied SFPP's request for rehearing on July 9, 2003.

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

   A hearing in this consolidated proceeding was held from October 2001 to March 2002. A FERC administrative law judge issued his initial decision on June 24, 2003. The initial decision found that, for the years at issue, the complainants had shown substantially changed circumstances for rates on SFPP's West, North and Oregon Lines and for SFPP's fee for gathering enhancement service at Watson Station and thus found that those rates should not be "grandfathered" under the Energy Policy Act of 1992. The initial decision also found that most of SFPP's rates at issue were unjust and unreasonable. The initial decision indicated that a phase two initial decision will address prospective rates and whether reparations are necessary. Issuance of the phase two initial decision is expected sometime in the first quarter of 2004.

   SFPP has filed a brief on exceptions to the FERC that contests the findings in the initial decision. SFPP's opponents have responded to SFPP's brief. The FERC is now considering the phase one initial decision and will consider the phase two initial decision when it is issued and briefed by the parties. If the FERC ultimately finds, after reviewing both initial decisions, that these rates should be "ungrandfathered" and are unjust and unreasonable, they could be lowered prospectively and complaining shippers could be entitled to reparations for prior periods. We do not expect any impact on our rates relating to this matter before early 2005.

   OR02-4 proceedings. On February 11, 2002, Chevron, an intervenor in the Docket No. OR96-2, et al. proceeding, filed a complaint against SFPP in Docket No. OR02-4 along with a motion to consolidate the complaint with the Docket No. OR96-2, et al. proceeding. On May 21, 2002, the FERC dismissed Chevron's complaint and motion to consolidate. Chevron filed a request for rehearing, which the FERC dismissed on September 25, 2002. In October 2002, Chevron filed a request for rehearing of the FERC's September 25, 2002 Order, which the FERC denied on May 23, 2003. On July 1, 2003, Chevron filed a petition for review of this denial at the U.S. Court of Appeals for the District of Columbia Circuit. On August 18, 2003, SFPP filed a motion to dismiss Chevron's petition on the basis that Chevron lacks standing to bring its appeal and that the case is not ripe for review. Chevron answered on September 10, 2003. SFPP's motion was pending, when the Court of Appeals, on December 8, 2003, granted Chevron's motion to hold the case in abeyance pending the outcome of the appeal of the Docket No. OR92-8, et al. proceeding. On January 8, 2004, the Court of Appeals granted Chevron's motion to have its appeal of the

FERC's decision in Docket No. OR03-5 (see below) consolidated with Chevron's appeal of the FERC's decision in the Docket No. OR02-4 proceeding. Chevron continues to participate in the Docket No. OR96-2 et al. proceeding as an intervenor.

   OR03-5 proceedings. On June 30, 2003, Chevron filed another complaint against SFPP - substantially similar to its previous complaint - and moved to consolidate the complaint with the Docket No. OR96-2, et al. proceeding. This complaint was docketed as Docket No. OR03-5. Chevron requested that this new complaint be treated as if it were an amendment to its complaint in Docket No. OR02-4, which was previously dismissed by the FERC. By this request, Chevron sought to, in effect, back-date its complaint, and claim for reparations, to February 2002. SFPP answered Chevron's complaint on July 22, 2003, opposing Chevron's requests for consolidation and for the back-dating of its complaint. On October 28, 2003 , the FERC accepted Chevron's complaint, but held it in abeyance pending the outcome of the Docket No. OR96-2, et al. proceeding. The FERC denied Chevron's request for consolidation and for back-dating. On November 21, 2003, Chevron filed a petition for review of the FERC's October 28, 2003 Order at the Court of Appeals for the District of Columbia Circuit. On January 8, 2004, the Court of Appeals granted Chevron's motion to have its appeal consolidated with Chevron's appeal of the FERC's decision in the Docket No. OR02-4 proceeding and to have the two appeals held in abeyance pending outcome of the appeal of the Docket No. OR92-8, et al. proceeding.

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

   The rehearing complaint was heard by the CPUC in October 2000 and the April 2000 complaint and SFPP's market-based application were heard by the CPUC in February 2001. All three matters stand submitted as of April 13, 2001, and resolution of these submitted matters is anticipated within the third quarter of 2004.

   The CPUC subsequently issued a resolution approving a 2001 request by SFPP to raise its California rates to reflect increased power costs. The resolution approving the requested rate increase also required SFPP to submit cost data for 2001, 2002, and 2003, and to assist the CPUC in determining whether SFPP's overall rates for California intrastate transportation services are reasonable. The resolution reserves the right to require refunds, from the date of issuance of the resolution, to the extent the CPUC's analysis of cost data to be submitted by SFPP demonstrates that SFPP's California jurisdictional rates are unreasonable in any fashion. On February 21, 2003, SFPP submitted the cost data required by the CPUC, which submittal was protested by Valero Marketing and Supply Company, Ultramar Inc., BP West Coast Products LLC, Exxon Mobil Oil Corporation and Chevron Products Company. Issues raised by the protest, including the reasonableness of SFPP's existing intrastate transportation rates, were the subject of evidentiary hearings conducted in December 2003 and are expected to be resolved by the CPUC by the third quarter of 2004.

   We currently believe the CPUC complaints seek approximately $15 million in tariff reparations and prospective annual tariff reductions, the aggregate average annual impact of which would be approximately $31 million. There is no way to quantify the potential extent to which the CPUC could determine that SFPP's existing California rates are unreasonable. With regard to the amount of dollars potentially subject to refund as a consequence of the CPUC resolution requiring the provision by SFPP of cost-of-service data, such refunds could total about $6 million per year from October 2002 to the anticipated date of a CPUC decision during the third quarter of 2004.

   SFPP believes the submission of the required, representative cost data required by the CPUC indicates that SFPP's existing rates for California intrastate services remain reasonable and that no refunds are justified.

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

   Comments on these issues as discussed at the technical conference were filed by parties in March 2003. On May 23, 2003, FERC issued an order deciding non-rate tariff issues and denying rehearing of its prior order. In the May 23, 2003 order, FERC:

   o accepted Trailblazer's proposed capacity award procedures with very limited changes;

   o accepted Trailblazer's credit procedures subject to very extensive changes, consistent with numerous recent orders involving other pipelines;

   o accepted a compromise agreed to by Trailblazer and the active parties under which existing shippers must match competing bids in the right of first refusal process for up to 10 years (in lieu of the current 5 years); and

   o accepted Trailblazer's withdrawal of daily imbalance charges.

   The referenced order did the following:

   o allowed shortened notice periods for suspension of service, but required at least 30 days notice for service termination;

   o limited prepayments and any other assurance of future performance, such as a letter of credit, to three months of service charges except for new facilities;

   o required the pipeline to pay interest on prepayments or allow those funds to go into an interest-bearing escrow account; and

   o required much more specificity about credit criteria and procedures in tariff provisions.

   Certain shippers and Trailblazer have sought rehearing of the May 23, 2003 order. Trailblazer made its compliance filing on June 20, 2003. Under the May 23, 2003 order, these tariff changes are effective as of May 23, 2003, except that Trailblazer has filed to make the revised credit procedures effective August 15, 2003.

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

   On January 23, 2004, the FERC issued an order approving, with modification, the settlement that was filed on September 22, 2003. The FERC modified the settlement to expand the scope of severance of contesting parties to present and future direct interests, including capacity release agreements. The settlement had provided the scope of the severance to be limited to present direct interests. On February 20, 2004, Trailblazer filed a letter with the FERC accepting the modifications to the settlement. As of March 1, 2004, all members of the Indicated Shippers group opposing the settlement had filed to withdraw their opposition. We do not expect the settlement to have a material effect on our consolidated revenues in 2004 or in subsequent periods.

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

   On November 21, 2003, KMIGT received a Letter Order (November 21 Order) from the FERC accepting the tariff sheets submitted in the June 20, 2003 compliance filing. In accordance with the November 21 Order, KMIGT commenced full implementation of Order No. 637 on December 1, 2003. KMIGT's actual operating experience under the full requirements of Order No. 637 is limited. However, we believe that these matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

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

   Trailblazer made those modifications in a further compliance filing on May 16, 2003. Certain shippers have filed a limited protest regarding that compliance filing. That filing is pending FERC action. Under the FERC orders, limited aspects of Trailblazer's plan (revenue crediting) were effective as of May 1, 2003. The entire plan went into effective on December 1, 2003.

   Trailblazer anticipates no adverse impact on its business as a result of the implementation of Order No. 637.

   Standards of Conduct Rulemaking

  On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking in Docket No. RM01-10 in which it proposed new rules governing the interaction between an interstate natural gas pipeline and its affiliates. If adopted as proposed, the Notice of Proposed Rulemaking could be read to limit communications between Kinder Morgan Interstate Gas Transmission LLC, Trailblazer and their respective affiliates. In addition, the Notice could be read to require separate staffing of Kinder Morgan Interstate Gas Transmission LLC and its affiliates, and Trailblazer and its affiliates. Comments on the Notice of Proposed Rulemaking were due December 20, 2001. Numerous parties, including Kinder Morgan Interstate Gas Transmission LLC, have filed comment on the Proposed Standards of Conduct Rulemaking. On May 21, 2002, the FERC held a technical conference dealing with the FERC's proposed changes in the Standard of Conduct Rulemaking. On June 28, 2002, Kinder Morgan Interstate Gas Transmission LLC and numerous other parties filed additional written comments under a procedure adopted at the technical conference.

   On July 25, 2003, the FERC issued a Modification to Policy Statement stating that FERC regulated natural gas pipelines will, on a prospective basis, no longer be permitted to use gas basis differentials to price negotiated rate transactions. Effectively, we will no longer be permitted to use commodity price indices to structure transactions on our FERC regulated natural gas pipelines. Negotiated rates based on commodity price indices in existing contracts will be permitted to remain in effect until the end of the contract period for which such rates were negotiated. Price indexed contracts currently constitute an insignificant portion of our contracts on our FERC regulated natural gas pipelines; consequently, we do not believe that this Modification to Policy Statement will have a material impact on our operations, financial results or cash flows.

   On November 25, 2003, the FERC issued Order No. 2004, adopting new Standards of Conduct to become effective February 9, 2004. Every interstate pipeline must file a compliance plan by that date and must be in full compliance with the Standards of Conduct by June 1, 2004. The primary change from existing regulation is to make such standards applicable to an interstate pipeline's interaction with many more affiliates (referred to as "energy affiliates"), including intrastate/Hinshaw pipelines, processors and gatherers and any company involved in natural gas or electric markets (including natural gas marketers) even if they do not ship on the affiliated interstate pipeline. Local distribution companies are excluded, however, if they do not make off-system sales. The Standards of Conduct require, among other things, separate staffing of interstate pipelines and their energy affiliates (but support functions and senior management at the central corporate level may be shared) and strict limitations on communications from the interstate pipeline to an energy affiliate.

   Kinder Morgan Interstate Gas Transmission LLC filed for clarification and rehearing of Order No. 2004 on December 29, 2003. In the request for rehearing, Kinder Morgan Interstate Gas Transmission LLC asked that intrastate/Hinshaw pipeline affiliates not be included in the definition of energy affiliates. To date the FERC has not acted on these hearing requests. On February 19, 2004, Kinder Morgan Interstate Gas Transmission LLC and Trailblazer Pipeline Company filed exemption requests with the FERC. The pipelines seek a limited exemption from the requirements of Order No. 2004 for the purpose of allowing their affiliated Hinshaw and intrastate pipelines, which are subject to state regulation and do not make any off-system sales, to be excluded from the rule's definition of energy affiliate. We expect the one-time costs of compliance with the Order, assuming the request to exempt intrastate pipeline affiliates is granted, to range from $600,000 to $700,000, to be shared between us and KMI.

   On February 11, 2004, the FERC approved a final rule in Docket No. RM03-8-000 requiring jurisdictional entities to file quarterly financial reports with the FERC. Electric utilities, natural gas companies, and licensees will file Form 3-Q, while oil pipeline companies will submit Form 6-Q. The final rule also adopts some minimal changes to the annual financial reports filed with the FERC. The final rule modifies the Notice of Proposed Rulemaking by eliminating the management discussion and analysis section from both the quarterly and annual reports, and eliminating the use of fourth quarter data in the annual report. In addition, the final rule eliminates the cash management notification requirement adopted in FERC Order No. 634-A. The FERC said it will also use the quarterly financial information when reviewing the adequacy of traditional cost-based rates. The first quarterly reports for major public utilities, licensees, and natural gas companies will be due on July 9, 2004. The first quarterly reports for non-major public utilities, licensees, natural gas companies, and all oil pipeline companies will be due on July 23, 2004. After the transition period, major public utilities, licensees and natural gas companies will file quarterly reports 60 days after the end of the quarter; non-major public utilities, licensees, natural gas companies, and all oil pipeline companies will file 70 days after the end of the quarter.

   Cash Management

   The FERC also issued a Notice of Proposed Rulemaking in Docket No. RM02-14-000 in which it proposed new regulations for cash management practices, including establishing limits on the amount of funds that can be swept from a regulated subsidiary to a non-regulated parent company. Kinder Morgan Interstate Gas Transmission LLC filed comments on August 28, 2002. On June 26, 2003, FERC issued an interim rule to be effective August 7, 2003, under which regulated companies are required to document cash management arrangements and transactions. The interim rule does not include a proposed rule that would have required regulated companies, as a prerequisite to participation in cash management programs, to maintain a proprietary capital ratio of 30% and an investment grade credit rating. On October 22, 2003, the FERC issued its final rule amending its regulations effective November 2003 which, among other things, requires FERC-regulated entities to file their cash management agreements with the FERC and to notify the FERC within 45 days after the end of the quarter when their proprietary capital ratio drops below 30%, and when it subsequently returns to or exceeds 30%. KMIGT and Trailblazer filed their cash management agreements with the FERC on or before the deadline, which was December 10, 2003. We believe that these matters, as finally adopted, will not have a material adverse effect on our business, financial position, results of operations or cash flows.

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


   Carbon Dioxide Litigation

   Kinder Morgan CO2 Company, L.P. directly or indirectly through its ownership interest in the Cortez Pipeline Company, along with other entities, has been named as a defendant with several others in a series of lawsuits in the United States District Court in Denver, Colorado and certain state courts in Colorado and Texas. The plaintiffs include several private royalty, overriding royalty and working interest owners at the McElmo Dome (Leadville) Unit in southwestern Colorado. Plaintiffs in the Colorado state court action also are overriding royalty interest owners in the Doe Canyon Unit. Plaintiffs seek to also represent classes of claimants composed of all private and governmental royalty, overriding royalty and working interest owners, and governmental taxing authorities who have an interest in the carbon dioxide produced at the McElmo Dome Unit. Plaintiffs claim they and the members of any classes that might be certified have been damaged because the defendants have maintained a low price for carbon dioxide in the enhanced oil recovery market in the Permian Basin and maintained a high cost of pipeline transportation from the McElmo Dome Unit to the Permian Basin. Plaintiffs claim breaches of contractual and potential fiduciary duties owed by defendants and also allege other theories of liability including:

   o common law fraud;

   o fraudulent concealment; and

   o negligent misrepresentation.

   In addition to actual or compensatory damages, certain plaintiffs are seeking punitive or trebled damages as well as declaratory judgment for various forms of relief, including the imposition of a constructive trust over the defendants' interests in the Cortez Pipeline and the Partnership. These cases are: CO2 Claims Coalition, LLC v. Shell Oil Co., et al., No. 96-Z-2451 (U.S.D.C. Colo. filed 8/22/96); Rutter & Wilbanks et al. v. Shell Oil Co., et al., No. 00-Z-1854 (U.S.D.C. Colo. filed 9/22/00); Watson v. Shell Oil Co., et al., No. 00-Z-1855 (U.S.D.C. Colo. filed 9/22/00); Ainsworth et al. v. Shell Oil Co., et al., No. 00-Z-1856 (U.S.D.C. Colo. filed 9/22/00); Shell Western E&P Inc. v. Bailey, et al., No 98-28630 (215th Dist. Ct. Harris County, Tex. filed 6/17/98); Shores, et al. v. Mobil Oil Corporation, et al., No. GC-99-01184 (Texas Probate Court, Denton County filed 12/22/99); First State Bank of Denton v. Mobil Oil Corporation, et al., No. PR-8552-01 (Texas Probate Court, Denton County filed 3/29/01); and Celeste C. Grynberg v. Shell Oil Company, et al., No. 98-CV-43 (Colo. Dist. Ct., Montezuma County filed 3/21/98).

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

   The parties have engaged in some discovery and depositions. At this stage of discovery, we believe that our actions were justified and defensible under applicable Texas law and that the decision not to renew the underlying gas sales agreements was made unilaterally by persons acting on behalf of Entex. The plaintiffs have moved for summary judgment asking the court to declare that a fiduciary relationship existed for purposes of Sweatman's claims. We have moved for summary judgment on the grounds that:

   o there is no cause-in-fact of the gas sales nonrenewals attributable to us; and

   o the defense of legal justification applies to the claims for tortuous interference.

   In September 2003 and then again in November 2003, Sweatman and Paz filed their third and fourth amended petitions, respectively, asserting all of the claims for relief described above. In addition, the plaintiffs asked that the court impose a constructive trust on (i) the proceeds of the sale of Tejas and
(ii) any monies received by any Kinder Morgan entity for sales of gas to any Entex/Reliant entity following June 30, 2002 that replaced volumes of gas previously sold under contracts to which Sweatman and Paz had a participating interest pursuant to the joint venture agreement between Tejas, Sweatman and Paz. In October 2003, the court granted, and then rescinded its order after a motion to reconsider heard on February 13, 2004, a motion for partial summary judgment on the issue of the existence of a fiduciary duty. We believe this suit is without merit and we intend to defend the case vigorously.

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

   On December 3, 2002, plaintiffs filed an additional Complaint for Class Action in the Galaz I matter asserting the same claims in the same Court on behalf of the same purported class against virtually the same defendants, including us. On February 10, 2003, the defendants filed Motions to Dismiss the Galaz I Complaint on the grounds that it also fails to state a claim upon which relief can be granted. This motion to dismiss was granted as to all defendants on April 3, 2003. Plaintiffs have filed a Notice of Appeal to the United States Court of Appeals for the 9th Circuit. On November 17, 2003, the 9th Circuit dismissed the appeal, upholding the District Court's dismissal of the case.

   On June 20, 2003, plaintiffs filed an additional Complaint for Class Action (the "Galaz II" matter) asserting the same claims in Nevada State trial court on behalf of the same purported class against virtually the same defendants, including us (and excluding the United States Department of the Navy). On September 30, 2003, the Kinder Morgan defendants filed a Motion to Dismiss the Galaz II Complaint along with a Motion for Sanctions. On October 4, 2003, plaintiffs' counsel agreed in writing to dismiss the Galaz II matter, but has since withdrawn his agreement without explanation. The Kinder Morgan defendants' Motion to Dismiss and Motion for Sanctions are currently pending.

   Also on June 20, 2003, the plaintiffs in the Galaz matters filed yet another Complaint for Class Action in the United States District Court for the District of Nevada (the "Galaz III" matter) asserting the same claims in United States District Court for the District of Nevada on behalf of the same purported class against virtually the same defendants, including us. The Kinder Morgan defendants filed a Motion to Dismiss the Galaz III matter on August 15, 2003. On October 3, 2003, the plaintiffs filed a Motion for Withdrawal of Class Action, which voluntarily drops the class action allegations from the matter and seeks to have the case proceed on behalf of the Galaz family only. On December 5, 2003, the District Court granted the Kinder Morgan defendants' Motion to Dismiss, but granted plaintiff leave to file a second Amended Complaint. Plaintiff filed a Second Amended Complaint on December 13, 2003, and a Third Amended Complaint on January 5, 2004. The Kinder Morgan defendants filed a Motion to Dismiss the Third Amended Complaint on January 13, 2003, which Motion is currently pending.

   Richard Jernee, et al v. Kinder Morgan Energy Partners, et al, No. CV03-03482 (Second Judicial District Court, State of Nevada, County of Washoe) ("Jernee").

   On May 30, 2003, a separate group of plaintiffs, individually and on behalf of Adam Jernee, filed a civil action in the Nevada State trial court against us and several Kinder Morgan related entities and individuals and additional unrelated defendants ("Jernee"). Plaintiffs in the Jernee matter claim that defendants negligently and intentionally failed to inspect, repair and replace unidentified segments of their pipeline and facilities, allowing "harmful substances and emissions and gases" to damage "the environment and health of human beings." Plaintiffs claim that "Adam Jernee's death was caused by leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins." Plaintiffs purport to assert claims for wrongful death, premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability, and aiding and abetting, and seek unspecified special, general and punitive damages. The Kinder Morgan defendants filed Motions to Dismiss the complaint on November 20, 2003, which Motions are currently pending.

   Floyd Sands, et al v. Kinder Morgan Energy Partners, et al, No. CV03-05326 (Second Judicial District Court, State of Nevada, County of Washoe) ("Sands").

   On August 28, 2003, a separate group of plaintiffs, represented by the counsel for the plaintiffs in the Jernee matter, individually and on behalf of Stephanie Suzanne Sands, filed a civil action in the Nevada State trial court against us and several Kinder Morgan related entities and individuals and additional unrelated defendants ("Sands"). Plaintiffs in the Sands matter claim that defendants negligently and intentionally failed to inspect, repair and replace unidentified segments of their pipeline and facilities, allowing "harmful substances and emissions and gases" to damage "the environment and health of human beings." Plaintiffs claim that Stephanie Suzanne Sands' death was caused by leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins. Plaintiffs purport to assert claims for wrongful death, premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability, and aiding and abetting, and seek unspecified special, general and punitive damages. The Kinder Morgan defendants were served with the Complaint on January 10, 2004, and are planning to file a Motion to Dismiss on February 26, 2004.

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

   A settlement has been reached between most of the plaintiffs and Plantation. It is anticipated that all of the proceedings to complete the settlement will be completed by the end of the first quarter of 2004. We believe that the ultimate resolution of these Marion County, Mississippi cases will not have a material effect on our business, financial position, results of operations or cash flows.

   Exxon Mobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, Inc. and ST Services, Inc.

   On April 23, 2003, Exxon Mobil Corporation filed the Complaint in the Superior Court of New Jersey, Gloucester County. We filed our answer to the Complaint on June 27, 2003, in which we denied ExxonMobil's claims and allegations as well as included counterclaims against ExxonMobil. The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corp. from 1989 through September 2000, and owned currently by ST Services, Inc. Prior to selling the terminal to GATX Terminals, ExxonMobil performed an environmental site assessment of the terminal required prior to sale pursuant to state law. During the site assessment, ExxonMobil discovered items that required remediation and the New Jersey Department of Environmental Protection issued an order that required ExxonMobil to perform various remediation activities to remove hydrocarbon contamination at the terminal. ExxonMobil, we understand, is still remediating the site and has not been removed as a responsible party from the state's cleanup order; however, ExxonMobil claims that the remediation continues because of GATX Terminals' storage of a fuel additive, MTBE, at the terminal during GATX Terminals' ownership of the terminal. When GATX Terminals sold the terminal to ST Services, the parties indemnified one another for certain environmental matters. When GATX Terminals was sold to us, GATX Terminals' indemnification obligations, if any, to ST Services may have passed to us. Consequently, at issue is any indemnification obligations we may owe to ST Services in respect to environmental remediation of MTBE at the terminal. The Complaint seeks any and all damages related to remediating MTBE at the terminal, and, according to the New Jersey Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit for remediating MTBE at the terminal. The parties are currently involved in discovery.

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

   Plaintiff filed its Third Amended Petition on February 25, 2003. In its Third Amended Petition, Plaintiff alleges claims for breach of the Gas Processing Agreement and the Helium Extraction Agreement, requests a declaratory judgment and asserts claims for fraud by silence/bad faith, fraudulent inducement of the 1997 Amendment to the Gas Processing Agreement, civil conspiracy, fraud, breach of a duty of good faith and fair dealing, negligent misrepresentation and conversion. As of April 7, 2003, Plaintiff alleged economic damages for the period November 1987 through March 1997 in the amount of $30.7 million. On May 2, 2003, Plaintiff added claims for the period April 1997 through February 2003 in the amount of $12.9 million. On June 23, 2003, plaintiff filed a Fourth Amended Petition that reduced its total claim for economic damages to $30.0 million. On October 5, 2003, plaintiff filed a Fifth Amended Petition that purported to add a cause of action for embezzlement. On February 10, 2004, plaintiff filed its Eleventh Supplemental Responses to Requests for Disclosure that restated its alleged economic damages for the period of November 1987 through December 2003 as approximately $37.4 million. The parties have completed discovery and the matter is scheduled for trial on April 26, 2004. Based on the information available to date in our investigation, the Kinder Morgan Defendants believe that the claims against them are without merit and intend to defend against them vigorously.

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

   Although no assurance can be given, we believe that the ultimate resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of December 31, 2003, we have recorded a total reserve for environmental claims in the amount of $39.6 million. However, we were not able to reasonably estimate when the eventual settlements of these claims will occur.

   Other

   We are a defendant in various lawsuits arising from the day-to-day operations of our businesses. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.


17.  New Accounting Pronouncements

   FIN 46 (revised December 2003)

   In December 2003, the Financial Accounting Standards Board issued Interpretation (FIN) No. 46 (revised December 2003), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics:

   o the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders;

   o the equity investors lack one or more of the following essential characteristics of a controlling financial interest:

     o the direct or indirect ability to make decisions about the entity's activities thorough voting rights or similar rights;

     o the obligation to absorb the expected losses of the entity; and

     o the right to receive the expected residual returns of the entity; and

   o the equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

   The objective of this Interpretation is not to restrict the use of variable interest entities but to improve financial reporting by enterprises involved with variable interest entities. The FASB believe that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.

   This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.

   An enterprise that consolidates a variable interest entity is the primary beneficiary of the variable interest entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other monetary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. The primary beneficiary of a variable interest entity is required to disclose:

   o the nature, purpose, size and activities of the variable interest entity;

   o the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations; and

   o any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary.

   In addition, an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary is required to disclose:

   o the nature, purpose, size and activities of the variable interest entity;

   o its exposure to loss as a result of the variable interest holder's involvement with the entity; and

   o the nature of its involvement with the entity and date when the involvement began

   Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. We continue to evaluate the effect from the adoption of this Statement on our consolidated financial statements.

   SFAS No. 132 (revised 2003)

   In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement revises and improves employers' financial statement disclosures about defined benefit pension plans and other postretirement benefit plans. The Statement does not change the measurement or recognition of those plans and retains the disclosures required by the original SFAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plans assets.

   The revised Statement requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The additional disclosures have been added in response to concerns expressed by users of financial statements; those disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during annual and interim periods.

   Specifically, the additional requirements improve disclosures of relevant accounting information by providing more information about the plan assets available to finance benefit payments, the obligations to pay benefits, and an entity's obligation to fund the plan, thus improving the information's predictive value. Due to certain similarities between defined benefit pension arrangements and arrangements for other postretirement benefits, the revised Statement requires similar disclosures about postretirement benefits other than pensions.

   Some of the required disclosures include the following:

   o plan assets by category (i.e., debt, equity, real estate);
   o investment policies and strategies;

   o target allocation percentages or target ranges for plan asset categories;

   o projections of future benefit payments;

   o estimates of future contributions to fund pension and other postretirement benefit plans; and

   o interim disclosures of items such as (1) net periodic benefit cost recognized during the period, including service cost, interest cost, expected return on plan assets, prior service cost, and gain/loss due to settlement or curtailment and (2) employer contributions paid and expected to be paid, if significantly revised from the amounts previously disclosed.

   This revised statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. Disclosure of estimated future benefit payments required by portions of this revised Statement is effective for fiscal years ending after June 15, 2004. The disclosures for earlier annual periods presented for comparative purposes should be restated for:

   o the percentages of each major category of plan assets held;

   o the accumulated benefit obligation; and

   o the assumptions used in the accounting for the plans.

   However, if obtaining this information relating to earlier periods in not practicable, the notes to the financial statements should include all available information and identify the information not available. We do not expect the adoption of this Statement to have any immediate effect on our consolidated financial statements.

   SFAS No. 149

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

   SFAS No. 150

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

   SFAS No. 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):

   o a financial instrument issued in the form of shares that is mandatorily redeemable - that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur;

   o a financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets (for example, a forward purchase contract or written put option on the issuer's equity shares that is to be physically settled or net cash settled); and

   o a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:

     o a fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer's equity shares;

     o variations in something other than the fair value of the issuer's equity shares, for example, a financial instrument indexed to the Standard & Poor 500 and settleable with a variable number of the issuer's equity shares; or

     o variations inversely related to changes in the fair value of the issuer's equity shares, for example, a written put option that could be net share settled.

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

   SAB No. 104

   On December 17, 2003, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition," which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of Emerging Issues Task Force Issues No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinds the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB No. 101 that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB No. 104 has changed to reflect the issuance of EITF No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. The adoption of SAB No. 104 did not have a material effect on our financial position or results of operations.

   Other

   In October 2003, the FASB voted to begin in 2005 requiring companies to charge stock option costs against earnings. The new standard would mandate expensing stock option awards just like any other form of compensation. A final rule is expected to be formally issued in the second half of 2004. Besides the effective date of the new rule, the FASB also decided to require companies to use one method for making a transition toward expensing options. The transition method decided on calls for companies to expense all at once previously granted options as well as options issued in the year companies make the accounting switch. In the proposed standard, companies would have the option to restate prior results to reflect option expense. A reason for restatement would be a company's desire for a fair year-to-year earnings comparison. If a company chooses not to restate, it would have to recognize the cost of previously issued but unvested options in 2005. At the current time, the FASB has not decided on specific disclosure requirements.


18.  Subsequent Events

   On February 3, 2004, we announced that we had priced the public offering of an additional 5,300,000 of our common units at a price of $46.80 per unit, less commissions and underwriting expenses. We also granted to the underwriters an option to purchase up to 795,000 additional common units to cover over-allotments. On February 9, 2004, 5,300,000 common units were issued. We received net proceeds of $237.8 million for the issuance of these common units and we used the proceeds to reduce the borrowings under our commercial paper program.

   On February 4, 2004, we announced that we had reached an agreement with Exxon Mobil Corporation to purchase seven refined petroleum products terminals in the southeastern United States. The terminals are located in Collins, Mississippi, Knoxville, Tennessee, Charlotte and Greensboro North Carolina, and Richmond, Roanoke and Newington, Virginia. Combined, the terminals have a total storage capacity of approximately 3.2 million barrels for gasoline, diesel fuel and jet fuel. As part of the transaction, Exxon Mobil has entered into a long-term contract to store products in the terminals. The acquisition enhances our terminal operations in the Southeast and complements our December 2003 acquisition of seven products terminals from ConocoPhillips Company and Phillips Pipe Line Company. The acquired operations will be included as part of our Products Pipelines business segment.

19.  Quarterly Financial Data (unaudited)

                                                                           Basic        Diluted
                               Operating     Operating                  Net Income    Net Income
                               Revenues       Income      Net Income     per Unit      per Unit
                              ----------    ----------    ----------    ----------    ----------
                                           (In thousands, except per unit amounts)
  2003
       First Quarter(a)..     $1,788,838    $ 195,152     $ 170,478       $ 0.52        $ 0.52
       Second Quarter....      1,664,447      199,562       168,957         0.48          0.48
       Third Quarter.....      1,650,842      204,965       174,176         0.49          0.49
       Fourth Quarter....      1,520,195      207,010       183,726         0.51          0.51
  2002
       First Quarter.....     $  803,065    $ 165,856     $ 141,433       $ 0.48        $ 0.48
       Second Quarter....      1,090,936      172,347       144,517         0.48          0.48
       Third Quarter.....      1,121,320      189,403       158,180         0.50          0.50
       Fourth Quarter....      1,221,736      196,692       164,247         0.50          0.50

----------

(a) 2003 first quarter includes a benefit of $3,465 due to a cumulative effect adjustment related to a change in accounting for asset retirement obligations. Net income before cumulative effect of a change in accounting principle was $167,013 and basic and diluted net income before cumulative effect of a change in accounting principle was $0.50.

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

                                       KINDER MORGAN ENERGY PARTNERS, L.P.
                                       (A Delaware Limited Partnership)

                                       By: KINDER MORGAN G.P., INC.,
                                       its General Partner

                                       By: KINDER MORGAN MANAGEMENT, LLC,
                                       its Delegate

                                       By:  /s/ JOSEPH LISTENGART
                                       ---------------------------------
                                       Joseph Listengart,
                                       Vice President, General Counsel and
                                       Secretary

Date: March 5, 2004

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


             Signature                   Title                       Date

  /s/ RICHARD D. KINDER    Chairman of the Board and Chief     March 5, 2004
  ---------------------    Executive Officer of Kinder
  Richard D. Kinder        Morgan Management, LLC, Delegate
                           of Kinder Morgan G.P., Inc.


  /s/ EDWARD O. GAYLORD    Director of Kinder Morgan           March 5, 2004
  ---------------------    Management, LLC, Delegate of
  Edward O. Gaylord        Kinder Morgan G.P., Inc.


  /s/ GARY L. HULTQUIST    Director of Kinder Morgan           March 5, 2004
  ---------------------    Management, LLC, Delegate of
  Gary L. Hultquist        Kinder Morgan G.P., Inc.


  /s/ PERRY M. WAUGHTAL    Director of Kinder Morgan           March 5, 2004
  ---------------------    Management, LLC, Delegate of
  Perry M. Waughtal        Kinder Morgan G.P., Inc.


  /s/ C. PARK SHAPER       Director, Vice President and        March 5, 2004
  ------------------       Chief Financial Officer of
  C. Park Shaper           Kinder  Morgan Management, LLC,
                           Delegate of Kinder Morgan
                           G.P., Inc. (principal
                           financial officer and principal
                           accounting officer)