Form 10-Q
period 2004-03-31
KINDER MORGAN ENERGY PARTNERS L P
filed 2004-05-07
CIK 888228

F O R M 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

   The Registrant had 140,039,908 common units outstanding at April 30, 2004.

                       KINDER MORGAN ENERGY PARTNERS, L.P.
                                TABLE OF CONTENTS


                                                                          Page
                                                                         Number
                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)............................        3
           Consolidated Statements of Income - Three Months Ended
           March 31, 2004 and 2003..................................        3
           Consolidated Balance Sheets - March 31, 2004 and
           December 31, 2003........................................        4
           Consolidated Statements of Cash Flows - Three Months
           Ended March 31, 2004 and 2003............................        5
           Notes to Consolidated Financial Statements...............        6

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations.........................       39
           Results of Operations....................................       39
           Financial Condition......................................       48
           Information Regarding Forward-Looking Statements.........       52

Item 3: Quantitative and Qualitative Disclosures About Market Risk..       54

Item 4: Controls and Procedures.....................................       54



                          ` PART II. OTHER INFORMATION

Item 1: Legal Proceedings...........................................       55

Item 2: Changes in Securities, Use of Proceeds and Issuer
        Purchases of Equity Securities..............................       55

Item 3: Defaults Upon Senior Securities.............................       55

Item 4: Submission of Matters to a Vote of Security Holders.........       55

Item 5: Other Information...........................................       55

Item 6: Exhibits and Reports on Form 8-K............................       55

        Signatures..................................................       57

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Unit Amounts)
                                   (Unaudited)

                                        Three Months Ended March 31,
                                            2004           2003
                                        ------------  --------------
Revenues
  Natural gas sales..................  $1,326,294       $1,378,288
  Services...........................     372,120          334,941
  Product sales and other............     123,842           75,609
                                       ----------       ----------
                                       $1,822,256       $1,788,838
                                       ----------       ----------
Costs and Expenses
  Gas purchases and other costs of
        sales........................   1,317,309        1,375,414
  Operations and maintenance.........     111,192           92,537
  Fuel and power.....................      33,508           25,138
  Depreciation, depletion and
       amortization...................     67,531           49,805
  General and administrative.........      48,254           36,041
  Taxes, other than income taxes.....      19,320           14,751
                                       ----------       ----------
                                        1,597,114        1,593,686
                                       ----------       ----------
Operating Income.....................     225,142          195,152

Other Income (Expense)
  Earnings from equity investments...      20,469           24,305
  Amortization of excess cost of
        equity investments...........      (1,394)          (1,394)
  Interest, net......................     (47,221)         (44,925)
  Other, net.........................         743              277
Minority Interest....................      (2,081)          (2,214)
                                       ----------       ----------

Income Before Income Taxes and
Cumulative Effect of a Change in
   Accounting Principle..............     195,658          171,201

Income Taxes.........................      (3,904)          (4,188)
                                       ----------       ----------

Income Before Cumulative Effect of a
Change in Accounting Principle.......     191,754          167,013
                                       ==========       ==========

Cumulative effect adjustment from
change in accounting for asset
   retirement obligations............         -              3,465
                                       ----------       ----------
Net Income...........................  $  191,754       $  170,478
                                       ==========       ==========

Calculation of Limited Partners'
interest in Net Income:

Income Before Cumulative Effect of a
Change in Accounting Principle.......  $  191,754       $  167,013
Less: General Partner's interest.....     (91,664)         (76,425)
                                       ----------       ----------
Limited Partners' interest...........     100,090           90,588
Add: Limited Partners' interest in
Change in Accounting Principle.......          -             3,430
                                       ----------       ----------
Limited Partners' interest in Net      $  100,090       $   94,018
Income...............................  ==========       ==========


Basic and Diluted Limited Partners'
Net Income per Unit:
Income Before Cumulative Effect of a
   Change in Accounting Principle....  $     0.52       $     0.50
Cumulative effect adjustment from
   change in accounting for asset
   retirement obligations............           -              .02
                                       ----------       ----------
Net Income...........................  $     0.52       $     0.52
                                       ==========       ==========

Weighted average number of units used
in computation of Limited Partners' Net
Income per unit:
Basic................................     192,512          181,377
                                       ==========       ==========

Diluted..............................     192,602          181,510
                                       ==========       ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                March 31,       December 31,
                                                  2004              2003
                                              ----------        ------------
  Assets
  Current Assets
     Cash and cash equivalents...              $   46,861     $    23,329
     Accounts and notes  receivable, net
       Trade............................          546,604         562,974
       Related parties..................           20,309          27,587
     Inventories
       Products.........................            6,560           7,214
       Materials and supplies...........           10,976          10,783
     Gas imbalances
       Trade............................           13,492          36,449
       Related parties..................              616           9,084
     Gas in underground storage.........           10,546           8,160
     Other current assets...............           12,888          19,942
                                               ----------     -----------
                                                  668,852         705,522
                                               ----------     -----------

  Property, Plant and Equipment, net....        7,222,764       7,091,558
  Investments...........................          403,016         404,345
  Notes receivable......................            2,422           2,422
  Goodwill..............................          729,510         729,510
  Other intangibles, net................           14,738          13,202
  Deferred charges and other assets.....          256,437         192,623
                                              -----------     -----------
    Total Assets..........................    $ 9,297,739     $ 9,139,182
                                              ===========     ===========

  Liabilities and Partners' Capital
  Current Liabilities
      Accounts payable
        Trade............................     $   472,078     $   477,783
        Related parties..................           7,199               -
      Current portion of long-term debt..         133,483           2,248
      Accrued interest...................          26,242          52,356
      Deferred revenues..................           8,877          10,752
      Gas imbalances.....................          33,072          49,912
      Accrued other current liabilities..         250,499         211,328
                                              -----------     -----------
                                                  931,450         804,379
                                              -----------     -----------

   Long-Term Liabilities and Deferred Credits
      Long-term debt, outstanding........       4,066,860       4,316,678
      Market value of interest rate
        swaps............................         172,908         121,464
                                              -----------     -----------
                                                4,239,768       4,438,142

      Deferred revenues..................          19,623          20,975
      Deferred income taxes..............          39,026          38,106
      Asset retirement obligations.......          35,187          34,898
      Other long-term liabilities
        and deferred credits.............         292,976         251,691
                                              -----------     -----------
                                                4,626,580       4,783,812
                                              -----------     -----------
   Commitments and Contingencies (Note 3)

   Minority Interest.....................          42,009          40,064
                                              -----------     -----------
   Partners' Capital
      Common Units.......................       2,164,145       1,946,116
      Class B Units......................         119,736         120,582
      i-Units............................       1,554,607       1,515,659
      General Partner....................          88,916          84,380
      Accumulated other comprehensive
        loss.............................        (229,704)       (155,810)
                                              -----------     -----------
                                                3,697,700       3,510,927
                                              -----------     -----------
   Total Liabilities and Partners'
        Capital..........................     $ 9,297,739     $ 9,139,182
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
                                   (Unaudited)

                                                Three Months Ended March 31,
                                                ----------------------------
                                                     2004          2003
                                                ------------  --------------

Cash Flows From Operating Activities
Net income..................................    $  191,754       $  170,478
Adjustments to reconcile net income to net
cash provided by operating activities:
  Cumulative effect adj. from change in
  accounting for asset retirement
  obligations...............................           --            (3,465)
  Depreciation, depletion and amortization..        67,531            49,805
  Amortization of excess cost of equity
        investments.........................         1,394             1,394
  Earnings from equity investments..........       (20,469)          (24,305)
Distributions from equity investments.......        19,187            17,872
Changes in components of working capital....        15,850           (37,079)
Other, net..................................        (5,137)           (3,456)
                                                ----------       -----------
Net Cash Provided by Operating Activities...       270,110           171,244
                                                ----------       -----------

Cash Flows From Investing Activities
Acquisitions of assets......................       (50,281)           (2,098)
Additions to property, plant and equip. for
  expansion and maintenance projects........      (149,718)         (145,831)
Sale of investments, property, plant and
  equipment, net of removal costs.............       3,076              (823)
Acquisitions of investments.................            --            (3,500)
Contributions to equity investments.........          (445)           (9,415)
Other.......................................           757             3,168
                                                ----------       -----------
Net Cash Used in Investing Activities.......      (196,611)         (158,499)
                                                ----------       -----------

Cash Flows From Financing Activities
Issuance of debt............................     1,289,378           955,365
Payment of debt.............................    (1,408,260)         (813,365)
Debt issue costs............................          (244)             (287)
Proceeds from issuance of common units......       238,051               780
Proceeds from issuance of i-units...........        14,925                --
Contributions from General Partner..........         2,919                --
Distributions to partners:
  Common units..............................       (91,620)          (81,232)
  Class B units.............................        (3,613)           (3,321)
  General Partner...........................       (87,128)          (73,641)
  Minority interest.........................        (2,301)           (2,236)
Other, net..................................        (2,074)              985
                                                ----------       -----------
Net Cash Used in Financing Activities.......       (49,967)          (16,952)
                                                ----------       -----------

Increase (Decrease) in Cash and Cash
Equivalents.................................        23,532            (4,207)
Cash and Cash Equivalents, beginning of
   period...................................        23,329            41,088
                                                ----------       -----------
Cash and Cash Equivalents, end of period....    $   46,861       $    36,881
                                                ==========       ===========

Noncash Investing and Financing Activities:
  Assets acquired by the assumption of
    liabilities.............................    $    2,812       $       --

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Organization

    General

  Unless the context requires otherwise, references to "we," "us," "our" or the "Partnership" are intended to mean Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries. We have prepared the accompanying unaudited consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are solely normal and recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our financial results for the interim periods. You should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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


2.  Acquisitions and Joint Ventures

  During the first three months of 2004, we completed or made adjustments for the following significant acquisitions. Each of the acquisitions was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The preliminary allocation of assets and liabilities may be adjusted to reflect the final determined amounts during a short period of time following the acquisition. The results of operations from these acquisitions are included in our consolidated financial statements from the acquisition date.

                                                         Allocation of Purchase Price
                                                  ---------------------------------------------------
                                                                 (in millions)
                                                  ---------------------------------------------------

                                                                      Property   Deferred
                                                    Purchase Current   Plant &    Charges   Minority
 Ref.  Date          Acquisition                     Price   Assets   Equipment   & Other   Interest
 ----- ----- ------------------------------------ ----------- -------- ---------  --------- --------
 (1)   12/03 ConocoPhillips Products Terminals..     $ 15.2    $  -    $ 14.2      $ 1.0     $  -
 (2)   12/03 Tampa, Florida Bulk Terminals......       29.4       -      29.4          -        -
 (3)    3/04 ExxonMobil Products Terminals......     $ 50.8    $  -    $ 50.8      $   -     $  -



  (1) ConocoPhillips Products Terminals

  Effective December 11, 2003, we acquired seven refined petroleum products terminals in the southeastern United States from ConocoPhillips Company and Phillips Pipe Line Company. Our purchase price was approximately $15.2 million, consisting of approximately $14.1 million in cash and $1.1 million in assumed liabilities. The terminals are located in Charlotte and Selma, North Carolina; Augusta and Spartanburg, South Carolina; Albany and Doraville, Georgia; and Birmingham, Alabama. We fully own and operate all of the terminals except for the Doraville, Georgia facility, which is operated and owned 70% by Citgo. As of our acquisition date, we expected to invest an additional $1.3 million in the facilities. Combined, the terminals have 35 storage tanks with total capacity of approximately 1.15 million barrels for gasoline, diesel fuel and jet fuel. As part of the transaction, ConocoPhillips entered into a long-term contract to use the terminals. The contract consists of a five-year terminaling agreement, an intangible asset which we valued at $1.0 million. The acquisition broadens our refined petroleum products operations in the southeastern United States as three of the terminals are connected to the Plantation pipeline system, which is operated and owned 51% by us. The acquired operations are included as part of our Products Pipelines business segment. Our allocation of the purchase price to assets acquired and liabilities assumed is preliminary, pending final purchase price adjustments that we expect to make in the second quarter of 2004.

  (2) Tampa, Florida Bulk Terminals

  In December 2003, we acquired two bulk terminal facilities in Tampa, Florida for an aggregate consideration of approximately $29.4 million, consisting of $25.9 million in cash (including closing and related costs of approximately $1.0 million) and $3.5 million in assumed liabilities. As of our acquisition date, we expected to invest an additional $16.9 million in the facilities. The principal purchased asset was a marine terminal acquired from a subsidiary of IMC Global, Inc. We also entered into a long-term agreement with IMC to enable it to be the primary user of the facility, which we will operate and refer to as the Kinder Morgan Tampaplex terminal. The terminal sits on a 114-acre site, and serves as a storage and receipt point for imported ammonia, as well as an export location for dry bulk products, including fertilizer and animal feed. We closed on the Tampaplex portion of this transaction on December 23, 2003. The second facility includes assets from the former Nitram, Inc. bulk terminal, which we plan to use as an inland bulk storage warehouse facility for overflow cargoes from our Port Sutton, Florida import terminal. We closed on the Nitram portion of this transaction on December 10, 2003. The acquired operations are included as part of our Terminals business segment and complement our existing business in the Tampa area by generating additional fee-based income. Our allocation of the purchase price to assets acquired and liabilities assumed is preliminary, pending any adjustments that may be necessary to the amount of assumed property tax liabilities. We expect to make our final purchase price adjustments in the second quarter of 2004.

  (3) ExxonMobil Products Terminals

  Effective March 9, 2004, we acquired seven refined petroleum products terminals in the southeastern United States from Exxon Mobil Corporation. Our purchase price was approximately $50.8 million, consisting of approximately $48.1 million in cash and $2.7 million in assumed liabilities. The terminals are located in Collins, Mississippi; Knoxville, Tennessee; Charlotte and Greensboro North Carolina; and Richmond, Roanoke and Newington, Virginia. Combined, the terminals have a total storage capacity of approximately 3.2 million barrels for gasoline, diesel fuel and jet fuel. As part of the transaction, ExxonMobil has entered into a long-term contract to store products in the terminals. The acquisition enhances our terminal operations in the Southeast and complements our December 2003 acquisition of seven products terminals from ConocoPhillips Company and Phillips Pipe Line Company. The acquired operations will be included as part of our Products Pipelines business segment. Our allocation of the purchase price to assets acquired and liabilities assumed is preliminary, pending final purchase price adjustments that we expect to make in the second quarter of 2004.

  Pro Forma Information

  The following summarized unaudited pro forma consolidated income statement information for the three months ended March 31, 2004 and 2003, assumes that all of the 2004 and 2003 acquisitions we have made and joint ventures we have entered into since January 1, 2003, including the ones listed above, had occurred as of the beginning of the period presented. We have prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed the 2004 and 2003 acquisitions and joint ventures as of the beginning of the period presented or the results that will be attained in the future. Amounts presented below are in thousands, except for the per unit amounts:


                                                              Pro Forma
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2004         2003
                                                         ----         ----
                                                            (Unaudited)
       Revenues..................................... $1,825,288   $1,823,254
       Operating Income.............................    227,456      214,716
       Income Before Cumulative Effect of a
         Change in Accounting Principle.............    193,954      182,274
       Net Income................................... $  193,954   $  185,739
       Basic and Diluted Limited Partners' Net
         Income per unit: Income Before Cumulative
         Effect of a Change in  Accounting Principle $     0.53   $     0.58
         Net Income................................. $     0.53   $     0.60


3.  Litigation and Other Contingencies

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

  In April 2003, SFPP paid complainants and other shippers reparations and/or refunds as required by FERC's orders. In August 2003, SFPP paid shippers an additional refund as required by FERC's most recent order in the Docket No. OR92-8 et al. proceedings. We made aggregate payments of $44.9 million in 2003 for reparations and refunds pursuant to a FERC order.

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

  Briefing in the Court of Appeals was completed in August 2003, and oral argument took place on November 12, 2003. The Court of Appeals is expected to issue its decision in the next several months.

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

OR96-2; OR97-2; OR98-1. et al. proceedings. In October 1996, Ultramar Diamond Shamrock Corporation filed a complaint at FERC (Docket No. OR97-2) challenging SFPP's West Line rates, claiming they were unjust and unreasonable and no longer subject to grandfathering. In October 1997, ARCO, Mobil and Texaco filed a complaint at the FERC (Docket No. OR98-1) challenging the justness and reasonableness of all of SFPP's interstate rates, raising claims against SFPP's East and West Line rates similar to those that have been at issue in Docket Nos. OR92-8, et al. discussed above, but expanding them to include challenges to SFPP's grandfathered interstate rates from the San Francisco Bay area to Reno, Nevada and from Portland to Eugene, Oregon - the North Line and Oregon Line. In November 1997, Ultramar filed a similar, expanded complaint (Docket No. OR98-2). Tosco Corporation filed a similar complaint in April 1998. The shippers seek both reparations and prospective rate reductions for movements on all of SFPP's lines. The FERC accepted the complaints and consolidated them into one proceeding (Docket No. OR96-2, et al.), but held them in abeyance pending a FERC decision on review of the initial decision in Docket Nos. OR92-8, et al.

  In a companion order to Opinion No. 435, the FERC gave the complainants an opportunity to amend their complaints in light of Opinion No. 435, which the complainants did in January 2000. In August 2000, Navajo and Western filed complaints against SFPP's East Line rates and Ultramar filed an additional complaint updating its pre-existing challenges to SFPP's interstate pipeline rates. These complaints were consolidated with the ongoing proceeding in Docket No. OR96-2, et al.

  A hearing in this consolidated proceeding was held from October 2001 to March 2002. A FERC administrative law judge issued his initial decision on June 24, 2003. The initial decision found that, for the years at issue, the complainants had shown substantially changed circumstances for rates on SFPP's West, North and Oregon Lines and for SFPP's fee for gathering enhancement service at Watson Station and thus found that those rates should not be "grandfathered" under the Energy Policy Act of 1992. The initial decision also found that most of SFPP's rates at issue were unjust and unreasonable. The initial decision indicated that a phase two initial decision will address prospective rates and whether reparations are necessary. Issuance of the phase two initial decision is expected sometime in the second quarter of 2004.

  SFPP filed a brief on exceptions to the FERC that contested the findings in the initial decision. SFPP's opponents responded to SFPP's brief. On March 26, 2004, the FERC issued an order on the phase one initial decision. The FERC's phase one order reversed the initial decision by finding that SFPP's rates for its North and Oregon Lines should remain "grandfathered" and amended the initial decision by finding that SFPP's West Line rates (i) to Yuma, Tucson and CalNev, as of 1995, and (ii) to Phoenix, as of 1997, should no longer be "grandfathered" and are not just and reasonable. The FERC's phase one order did not address prospective West Line rates and whether reparations are necessary; as noted above, issuance of an initial decision on those issues from the presiding administrative law judge is currently pending. The FERC's phase one order also did not address the "grandfathered" status of the Watson Station fee, noting that issues regarding Watson Station are pending before the U.S. Court of Appeals for the District of Columbia Circuit and will be addressed once that court issues a ruling on those issues. Several of the participants in the proceeding requested rehearing of the FERC's phase one order, and several participants, including SFPP, have filed petitions with the United States Court of Appeals for the District of Columbia Circuit for review of the FERC's phase one order. Commission and Court action on those petitions is pending.

  Once the administrative law judge issues his non-binding phase two initial decision, and that decision is briefed by the parties, the FERC will consider that portion of the proceeding. After reviewing the initial decision, the FERC could determine that it is necessary to lower SFPP's "ungrandfathered" rates prospectively and that complaining shippers are entitled to reparations for prior periods. A FERC order addressing the initial decision is not expected before early 2005.

  Currently, we are not able to predict with certainty the final outcome of the pending FERC proceedings involving SFPP, should they be carried through to their conclusion, or whether we can reach a settlement with some or all of the complainants. The final outcome will depend, in part, on the outcomes of the appeals of these proceedings and the OR92-8, et al. proceedings taken by SFPP, complaining shippers, and an intervenor.

  We previously estimated that shippers sought reparations of $154 million and prospective rate reductions with an aggregate average annual impact of $45 million. The estimated reparations relief sought by shippers has been reduced as a result of the FERC's decision to reverse the administrative law judge's decision to "ungrandfather" the rates from the North and Oregon Lines. However, our previous estimates assumed that any potential rate reductions would be implemented in January 2004 and reparations and accrued interest thereon would be paid in January 2005. If we were to maintain these timing assumptions, the estimated reparations including accrued interest thereon, and prospective annual rate reductions would have been reduced to approximately $140 million and $44 million, respectively. Extending the assumed timing for implementation of rate reductions and the payment of reparations has the effect of increasing total reparations and the interest accruing on the reparations. For each calendar quarter of delay in the implementation of rate reductions sought we estimate that reparations and accrued interest accumulates by approximately $9 million. We now assume that any potential rate reductions will be implemented early in the second quarter of 2005 and that reparations and accrued interest thereon will be paid early in the second quarter of 2006. We continue to estimate the combined annual impact of the rate reductions and the capital costs associated with financing the payment of reparations sought by shippers and accrued interest thereon to be approximately 15 cents of distributable cash flow per unit. We believe, however, that the ultimate resolution of these complaints will be for amounts substantially less than the amounts sought.

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

This complaint was docketed as Docket No. OR03-5. Chevron requested that this new complaint be treated as if it were an amendment to its complaint in Docket No. OR02-4, which was previously dismissed by the FERC. By this request, Chevron sought to, in effect, back-date its complaint, and claim for reparations, to February 2002. SFPP answered Chevron's complaint on July 22, 2003, opposing Chevron's requests for consolidation and for the back-dating of its complaint. On October 28, 2003 , the FERC accepted Chevron's complaint, but held it in abeyance pending the outcome of the Docket No. OR96-2, et al. proceeding. The FERC denied Chevron's request for consolidation and for back-dating. On November 21, 2003, Chevron filed a petition for review of the FERC's October 28, 2003 Order at the Court of Appeals for the District of Columbia Circuit. On January 8, 2004, the Court of Appeals granted Chevron's motion to have its appeal consolidated with Chevron's appeal of the FERC's decision in the Docket No. OR02-4 proceeding and to have the two appeals held in abeyance pending the outcome of the appeal of the Docket No. OR92-8, et al. proceeding.

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

  Trailblazer Pipeline Company

  As required by its last rate case settlement, Trailblazer Pipeline Company made a general rate case filing at the FERC on November 29, 2002. The filing provides for a small rate decrease and a number of non-rate tariff changes. By an order issued December 31, 2002, the FERC effectively bifurcated the proceeding. The FERC accepted the rate decrease effective January 1, 2003, subject to refund and a hearing. The FERC suspended most of the non-rate tariff changes until June 1, 2003, subject to refund and a technical conference procedure.

  Trailblazer sought rehearing of the FERC rate decrease order with respect to the refund condition. On April 15, 2003, the FERC granted Trailblazer's rehearing request to remove the refund condition that had been imposed in the FERC's December 31, 2002 order. Certain intervenors have sought rehearing as to the FERC's acceptance of certain non-rate tariff provisions. A prehearing conference on the rate issues was held on January 16, 2003, where a procedural schedule was established.

  The technical conference on non-rate tariff issues was held on February 6, 2003. The non-rate tariff issues include:

  o capacity award procedures;

  o credit procedures;

  o imbalance penalties; and

  o the maximum length of bid terms considered for evaluation in the right of first refusal process.

  Comments on the non-rate tariff issues as discussed at the technical conference were filed by parties in March 2003. On May 23, 2003, the FERC issued an order deciding non-rate tariff issues and denying rehearing of its prior order. In the May 23, 2003 order, the FERC:

  o accepted Trailblazer's proposed capacity award procedures with very limited changes;

  o accepted Trailblazer's credit procedures subject to very extensive changes, consistent with numerous recent orders involving other pipelines;

  o accepted a compromise agreed to by Trailblazer and the active parties under which existing shippers must match competing bids in the right of first refusal process for up to ten years (in lieu of the current five years); and

  o accepted Trailblazer's withdrawal of daily imbalance charges.

  More specifically, the May 23, 2003 order:

  o allowed shortened notice periods for suspension of service, but required at least thirty days notice for service termination;

  o limited prepayments and any other assurance of future performance, such as a letter of credit, to three months of service charges except for new facilities;

  o required the pipeline to pay interest on prepayments or allow those funds to go into an interest-bearing escrow account; and

  o required much more specificity about credit criteria and procedures in tariff provisions.

  Certain shippers and Trailblazer have sought rehearing of the May 23, 2003 order. Trailblazer made its compliance filing on June 20, 2003. The tariff changes under the May 23, 2003 order are effective as of May 23, 2003, except that Trailblazer has filed to make the revised credit procedures effective August 15, 2003.

  With respect to the on-going rate review portion of the case, direct testimony was filed by the FERC Staff and the Indicated Shippers on May 22, 2003 and cross-answering testimony was filed by the Indicated Shippers on June 19, 2003. Trailblazer's answering testimony was filed on July 29, 2003.

  On September 22, 2003, Trailblazer filed an offer of settlement with the FERC with respect of the rate review portion of the case. Under the settlement, if approved by the FERC, Trailblazer's rate would be reduced effective January 1, 2004, from about $0.12 to $0.09 per dekatherm of natural gas, and Trailblazer would file a new rate case to be effective January 1, 2010.

  On January 23, 2004, the FERC issued an order approving, with modification, the settlement that was filed on September 22, 2003. The FERC modified the settlement to expand the scope of severance of contesting parties to present and future direct interests, including capacity release agreements. The settlement had provided the scope of the severance to be limited to present direct interests. On February 20, 2004, Trailblazer filed a letter with the FERC accepting the modifications to the settlement. As of March 1, 2004, all members of the Indicated Shippers group opposing the settlement had filed to withdraw their opposition. On April 9, 2004, the FERC accepted tariff sheets setting out the settlement rates and, recognizing that the settlement is now unopposed, dismissed the pending initial decision on Trailblazer's rates as moot. The settlement rates were put into effect January 1, 2004, and were included in our 2004 budget.

  FERC Order 637

  Kinder Morgan Interstate Gas Transmission LLC

  On June 15, 2000, Kinder Morgan Interstate Gas Transmission LLC made its filing to comply with FERC's Orders 637 and 637-A. That filing contained KMIGT's compliance plan to implement the changes required by the FERC dealing with the way business is conducted on interstate natural gas pipelines. All interstate natural gas pipelines were required to make such compliance filings, according to a schedule established by the FERC. From October 2000 through June 2001, KMIGT held a series of technical and phone conferences to identify issues, obtain input, and modify its Order 637 compliance plan, based on comments received from the FERC staff and other interested parties and shippers. On June 19, 2001, KMIGT received a letter from the FERC encouraging it to file revised pro-forma tariff sheets, which reflected the latest discussions and input from parties into its Order 637 compliance plan. KMIGT made such a revised Order 637 compliance filing on July 13, 2001. The July 13, 2001 filing contained little substantive change from the original pro-forma tariff sheets that KMIGT originally proposed on June 15, 2000. On October 19, 2001, KMIGT received an order from the FERC, addressing its July 13, 2001 Order 637 compliance plan. In the FERC Order addressing KMIGT's July 13, 2001 compliance plan, KMIGT's plan was accepted, but KMIGT was directed to make several changes to its tariff, and to not place the revised tariff into effect until the FERC issues a further order. KMIGT filed its compliance filing to the FERC's October 19, 2001 Order and filed a request for rehearing/clarification of the FERC's October 19, 2001 Order. Several parties protested KMIGT's November 19, 2001 compliance filing. KMIGT filed responses to those protests on December 14, 2001.

  On May 22, 2003, the FERC issued an Order on Rehearing and Compliance Filing (May 2003 Order) addressing KMIGT's November 19, 2001 compliance filing and request for rehearing. The May 2003 Order granted in part and denied in part KMIGT's request for rehearing, and directed KMIGT to file certain revised tariff sheets consistent with the May 2003 Order's directives. On June 20, 2003, KMIGT submitted its compliance filing reflecting revised tariff sheets in accordance with the May 2003 Order's directives. Consistent with the May 2003 Order, KMIGT's compliance filing reflected tariff sheets with proposed effective dates of June 1, 2003 and December 1, 2003. Those sheets with a proposed effective date of December 1, 2003 concern tariff provisions necessitating computer system modifications.

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

  On November 14, 2001, Trailblazer made its compliance filing pursuant to the FERC's October 15, 2001 order and also filed for rehearing of the October 15, 2001 order. On April 16, 2003, the FERC issued its order on Trailblazer's compliance filing and rehearing order. The FERC denied Trailblazer's requests for rehearing and approved its compliance filing subject to modifications that must be made within 30 days of the order.

  Trailblazer made those modifications in a further compliance filing submitted to the FERC on May 16, 2003. Certain shippers have filed a limited protest regarding that compliance filing. The compliance filing is pending FERC action. Under the FERC's orders, limited aspects of Trailblazer's plan (revenue crediting) were effective as of May 1, 2003. The entire plan went into effective on December 1, 2003.

  On March 24, 2004, the FERC issued an order directing Trailblazer to make relatively minor changes to its tariff filing of May 16, 2003. Trailblazer submitted its further compliance filing on April 8, 2004. That filing is pending FERC action, but Trailblazer's Order 637 compliance plan remains in effect as stated in the prior paragraph.

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

  On November 25, 2003, the FERC issued Order No. 2004, adopting new Standards of Conduct to become effective February 9, 2004. Every interstate pipeline was required to file a compliance plan by that date and was required to be in full compliance with the Standards of Conduct by June 1, 2004. The primary change from existing regulation is to make such standards applicable to an interstate pipeline's interaction with many more affiliates (referred to as "energy affiliates"), including intrastate/Hinshaw pipelines (in general, a Hinshaw pipeline is a pipeline that receives gas at or within a state boundary, is regulated by an agency of that state, and all the gas it transports is consumed within that state), processors and gatherers and any company involved in natural gas or electric markets (including natural gas marketers) even if they do not ship on the affiliated interstate pipeline. Local distribution companies are excluded, however, if they do not make sales to customers not physically attached to their system. The Standards of Conduct require, among other things, separate staffing of interstate pipelines and their energy affiliates (but support functions and senior management at the central corporate level may be shared) and strict limitations on communications from an interstate pipeline to an energy affiliate.

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

  On April 16, 2004, the FERC issued Order No. 2004-A. The FERC extended the effective date of the new Standards of Conduct from June 1, 2004, to September 1, 2004. Otherwise, the FERC largely denied rehearing of Order No. 2004, but provided further clarification or adjustment in several areas. The FERC continued the exemption for local distribution companies which do not make off-system sales, but clarified that the local distribution company exemption still applies if the local distribution company is also a Hinshaw pipeline. The FERC also clarified that an LDC can engage in certain sales and other energy affiliate activities to the limited extent necessary to support sales to customers located on its distribution system, and sales necessary to remain in balance under pipeline tariffs, without becoming an energy affiliate.
The FERC declined to exempt producers. The FERC also declined to exempt intrastate and Hinshaw pipelines, processors and gatherers, but did clarify that such entities will not be energy affiliates if they do not participate in gas or electric commodity markets, interstate capacity markets (as capacity holder, agent or manager), or in financial transactions related to such markets. The separate exemption requests by our interstate pipelines as to their intrastate affiliates remains pending. The FERC also clarified further the personnel and functions which can be shared by interstate pipelines and their energy affiliates, including senior officers and risk management personnel, and the permissible role of holding or parent companies and service companies. The FERC also clarified that day-to-day operating information can be shared by interconnecting entities. Finally, the FERC clarified that an interstate pipeline and its energy affiliate can discuss potential new interconnects to serve the energy affiliate, but subject to very onerous posting and record-keeping requirements.

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

  Carbon Dioxide Litigation

  Kinder Morgan CO2 Company, L.P. and Cortez Pipeline Company are among the named defendants in Celeste C. Grynberg, et al. v. Shell Oil Company, et al., No. 98-CV-43 (Colo. Dist. Ct., Montezuma County filed March 2, 1998). This case involves claims by overriding royalty interest owners in the McElmo Dome and Doe Canyon Units for underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit, failure to develop carbon dioxide reserves at the Doe Canyon Unit, and failure to develop hydrocarbons at both McElmo Dome and Doe Canyon. The plaintiffs also possess a small working interest at Doe Canyon. Plaintiffs claim breaches of contractual and potential fiduciary duties owed by the defendants and also allege other theories of liability including breach of covenants, civil theft, conversion, fraud/fraudulent concealment, violation of the Colorado Organized Crime Control Act, deceptive trade practices, and violation of the Colorado Antitrust Act. In addition to actual or compensatory damages, plaintiffs seek treble damages, punitive damages, and declaratory relief relating to the Cortez Pipeline tariff and the method of calculating and paying royalties on McElmo Dome carbon dioxide. Various motions for summary judgment have been filed and are pending before the Court. The parties are continuing to engage in discovery. No trial date is currently set.

  Kinder Morgan CO2 Company, L.P., Kinder Morgan G.P., Inc., and Cortez
Pipeline Company are among the named defendants in Shores, et al. v. Mobil
Oil Corp., et al., No. GC-99-01184 (Statutory Probate Court, Denton County, Texas filed December 22, 1999) and First State Bank of Denton, et al. v.
Mobil Oil Corp., et al., No. 8552-01 (Statutory Probate Court, Denton County, Texas filed March 29, 2001). These cases involve claims brought on behalf of classes of overriding royalty interest owners (Shores) and royalty interest owners (Bank of Denton) for underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit. The plaintiffs' claims include claims for breach of contractual duties and covenants, breach of agency duties, civil conspiracy, and declaratory relief. In addition to their claims for actual damages, plaintiffs seek an equitable accounting, imposition of a constructive trust over the defendants' interests, and punitive damages. After the trial court certified classes in both cases, the Fort Worth Court of Appeals reversed and vacated the trial court's class certification order in Shores because the trial court lacked jurisdiction to certify a class. The court of appeals also ruled that most of the named plaintiffs in Shores could not establish proper venue in Denton County and dismissed those parties' claims. The trial court's class certification order in Bank of Denton is currently on appeal to the Fort Worth Court of Appeals, but the plaintiffs have filed a motion with the trial court to vacate its class certification order.

  Shell CO2 Company, Ltd., predecessor in interest to Kinder Morgan CO2 Company, L.P., is among the named defendants in Shell Western E&P Inc. v. Gerald O. Bailey and Bridwell Oil Company; No. 98-28630 (215th Judicial District Court, Harris County, Texas filed June 17, 1998). The plaintiffs are overriding royalty interest owners in the McElmo Dome Unit and have sued for underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit. The plaintiffs have asserted claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, negligence, negligence per se, unjust enrichment, violation of the Texas Securities Act, and open account. Plaintiffs seek actual damages, punitive damages, an accounting, and declaratory relief. The trial court granted a series of summary judgment motions filed by defendants on all of plaintiffs' claims except for the fraud-based claims. The parties agreed to abate the case pending settlement efforts. While the agreed abatement period has lapsed, no current trial date is set.

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

  Mel R. Sweatman and Paz Gas Corporation v. Gulf Energy Marketing, LLC, et al.

  On July 25, 2002, we were served with this suit for breach of contract, tortious interference with existing contractual relationships, conspiracy to commit tortious interference and interference with prospective business relationship. Mr. Sweatman and Paz Gas Corporation claim that, in connection with our acquisition of Tejas Gas, LLC, we wrongfully caused gas volumes to be shipped on our Kinder Morgan Texas Pipeline system instead of our Kinder Morgan Tejas system. Mr. Sweatman and Paz Gas Corporation allege that this action eliminated profit on Kinder Morgan Tejas, a portion of which Mr. Sweatman and Paz Gas Corporation claim they are entitled to receive under an agreement with a subsidiary of ours acquired in the Tejas Gas acquisition. We filed a motion to remove the case from venue in Dewitt County, Texas to Harris County, Texas, and our motion was denied in a venue hearing in November 2002.

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

  The defendants responded to the Complaint by filing Motions to Dismiss on the grounds that it fails to state a claim upon which relief can be granted. On November 7, 2002, the United States District Court granted the Motion to Dismiss filed by the United States, and further dismissed all claims against the remaining defendants for lack of Federal subject matter jurisdiction. Plaintiffs filed a Motion for Reconsideration and Leave to Amend, which was denied by the Court on December 30, 2002. Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the 9th Circuit. On March 15, 2004, the 9th Circuit affirmed the dismissal of this case.

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

  On June 20, 2003, plaintiffs filed an additional Complaint for Class Action (the "Galaz II" matter) asserting the same claims in Nevada State trial court on behalf of the same purported class against virtually the same defendants, including us (and excluding the United States Department of the Navy). On September 30, 2003, the Kinder Morgan defendants filed a Motion to Dismiss the Galaz II Complaint along with a Motion for Sanctions. On April 13, 2004, plaintiffs' counsel voluntarily stipulated to a dismissal with prejudice of the entire case in State Court. The Court has accepted the stipulation and the parties are awaiting a final order from the Court dismissing the case with prejudice.

  Also on June 20, 2003, the plaintiffs in the Galaz matters filed yet another Complaint for Class Action in the United States District Court for the District of Nevada (the "Galaz III" matter) asserting the same claims in United States District Court for the District of Nevada on behalf of the same purported class against virtually the same defendants, including us. The Kinder Morgan defendants filed a Motion to Dismiss the Galaz III matter on August 15, 2003. On October 3, 2003, the plaintiffs filed a Motion for Withdrawal of Class Action, which voluntarily drops the class action allegations from the matter and seeks to have the case proceed on behalf of the Galaz family only. On December 5, 2003, the District Court granted the Kinder Morgan defendants' Motion to Dismiss, but granted plaintiff leave to file a second Amended Complaint. Plaintiff filed a Second Amended Complaint on December 13, 2003, and a Third Amended Complaint on January 5, 2004. The Kinder Morgan defendants filed a Motion to Dismiss the Third Amended Complaint on January 13, 2004, which Motion is currently set for a hearing on April 30, 2004.

  Richard Jernee, et al v. Kinder Morgan Energy Partners, et al, No. CV03-03482 (Second Judicial District Court, State of Nevada, County of Washoe) ("Jernee").

  On May 30, 2003, a separate group of plaintiffs, individually and on behalf of Adam Jernee, filed a civil action in the Nevada State trial court against us and several Kinder Morgan related entities and individuals and additional unrelated defendants ("Jernee"). Plaintiffs in the Jernee matter claim that defendants negligently and intentionally failed to inspect, repair and replace unidentified segments of their pipeline and facilities, allowing "harmful substances and emissions and gases" to damage "the environment and health of human beings." Plaintiffs claim that "Adam Jernee's death was caused by leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins." Plaintiffs purport to assert claims for wrongful death, premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability, and aiding and abetting, and seek unspecified special, general and punitive damages. The Kinder Morgan defendants filed Motions to Dismiss the complaint on November 20, 2003, which Motions are currently pending. In addition, plaintiffs and the defendant City of Fallon have appealed the Trial Court's ruling on initial procedural matters concerning proper venue. On March 29, 2004, the Nevada Supreme Court stayed the action pending resolution of these procedural matters on appeal.

  Floyd Sands, et al v. Kinder Morgan Energy Partners, et al, No. CV03-05326 (Second Judicial District Court, State of Nevada, County of Washoe) ("Sands").

  On August 28, 2003, a separate group of plaintiffs, represented by the counsel for the plaintiffs in the Jernee matter, individually and on behalf of Stephanie Suzanne Sands, filed a civil action in the Nevada State trial court against us and several Kinder Morgan related entities and individuals and additional unrelated defendants ("Sands"). Plaintiffs in the Sands matter claim that defendants negligently and intentionally failed to inspect, repair and replace unidentified segments of their pipeline and facilities, allowing "harmful substances and emissions and gases" to damage "the environment and health of human beings." Plaintiffs claim that Stephanie Suzanne Sands' death was caused by leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins. Plaintiffs purport to assert claims for wrongful death, premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability, and aiding and abetting, and seek unspecified special, general and punitive damages. The Kinder Morgan defendants were served with the Complaint on January 10, 2004. On February 26, 2004, the Kinder Morgan defendants filed a Motion to Dismiss and a Motion to Strike, which motions are currently pending.

  Based on the information available to date, our own preliminary investigation, and the positive results of investigations conducted by State and Federal agencies, we believe that the claims against us in these matters are without merit and intend to defend against them vigorously.

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

  A settlement has been reached between most of the plaintiffs and Plantation. It is anticipated that all of the proceedings to complete the settlement will be completed by the end of the third quarter of 2004. We believe that the ultimate resolution of these Marion County, Mississippi cases will not have a material effect on our business, financial position, results of operations or cash flows.

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

  Plaintiff filed its Third Amended Petition on February 25, 2003. In its Third Amended Petition, Plaintiff alleges claims for breach of the Gas Processing Agreement and the Helium Extraction Agreement, requests a declaratory judgment and asserts claims for fraud by silence/bad faith, fraudulent inducement of the 1997 Amendment to the Gas Processing Agreement, civil conspiracy, fraud, breach of a duty of good faith and fair dealing, negligent misrepresentation and conversion. As of April 7, 2003, Plaintiff alleged economic damages for the period from November 1987 through March 1997 in the amount of $30.7 million. On May 2, 2003, Plaintiff added claims for the period from April 1997 through February 2003 in the amount of $12.9 million. On June 23, 2003, plaintiff filed a Fourth Amended Petition that reduced its total claim for economic damages to $30.0 million. On October 5, 2003, plaintiff filed a Fifth Amended Petition that purported to add a cause of action for embezzlement. On February 10, 2004, plaintiff filed its Eleventh Supplemental Responses to Requests for Disclosure that restated its alleged economic damages for the period of November 1987 through December 2003 as approximately $37.4 million. The parties have completed discovery and the matter is scheduled for trial on June 21, 2004. Based on the information available to date in our investigation, the Kinder Morgan Defendants believe that the claims against them are without merit and intend to defend against them vigorously.

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

  Also, on July 30, 2003, SFPP, L.P. suffered a sudden and accidental rupture of one of its liquid products pipelines in the vicinity of Tucson, Arizona. The rupture resulted in the release of petroleum product into the soil and groundwater in the immediate vicinity of the rupture.


  On September 11, 2003, the Arizona Department of Environmental Quality ("ADEQ") issued a Notice of Violation indicating that ADEQ "has reason to believe" that SFPP violated certain Arizona statutes and rules due to the discharge of petroleum product to the environment as a result of the pipeline rupture. ADEQ asserted that such alleged violations could result in the imposition of civil penalties against SFPP. SFPP timely responded to the Notice of Violation, disputed its validity, and provided the requested information therein.

  On November 13, 2003, ADEQ sent a second Notice of Violation with respect to the pipeline rupture and release, stating that ADEQ had reason to believe that a violation of additional Arizona regulations had resulted from the discharge of petroleum, because the petroleum had reached groundwater. ADEQ asserted that such alleged violations could result in the imposition of civil penalties against SFPP. SFPP timely responded to this second Notice of Violation, disputed its validity, and provided the requested information therein.

  According to ADEQ written policy, a Notice of Violation is not an enforcement action, and is instead "an enforcement compliance assurance tool used by ADEQ." ADEQ's policy also states that although ADEQ has the "authority to issue appealable administrative orders compelling compliance, a Notice of Violation has no such force or effect." As of March 31, 2004, ADEQ has not issued any such administrative orders. SFPP is currently in discussions with ADEQ regarding the investigation and remediation of the contamination resulting from the pipeline rupture and a mutually satisfactory resolution of the Notice of Violations.

  On April 28, 2004, we discovered a spill of diesel fuel into a marsh near Cordelia, California from a section of pipeline on our Pacific Operations. Preliminary estimates indicate that the size of the spill was up to 60,000 gallons. Upon discovery of the spill and notification to regulatory agencies, a unified response was implemented with the U.S. Coast Guard, the California Department of Fish and Game, the Office of Spill Prevention and Response and us. The damaged section of the pipeline has been removed and replaced, and the pipeline resumed operations on May 2, 2004. We are in the process of remediating the spill, and various governmental agencies are investigating the matter.

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

  Although no assurance can be given, we believe that the ultimate resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of March 31, 2004, we have recorded a total reserve for environmental claims in the amount of $39.6 million. However, we were not able to reasonably estimate when the eventual settlements of these claims will occur.

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


4.  Change in Accounting for Asset Retirement Obligations

  For legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset, we follow the accounting and reporting provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." We adopted SFAS No. 143 on January 1, 2003.

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

  In our CO2 business segment, we are required to plug and abandon oil wells that have been removed from service and to remove our surface wellhead equipment and compressors. As of March 31, 2004, we have recognized asset retirement obligations in the aggregate amount of $33.3 million relating to these requirements at existing sites within our CO2 segment.

  In our Natural Gas Pipelines business segment, if we were to cease providing utility services, we would be required to remove surface facilities from land belonging to our customers and others. Our Texas intrastate natural gas pipeline group has various condensate drip tanks and separators located throughout its natural gas pipeline systems, as well as inactive gas processing plants, laterals and gathering systems which are no longer integral to the overall mainline transmission systems, and asbestos-coated underground pipe which is being abandoned and retired. Our Kinder Morgan Interstate Gas Transmission system has compressor stations which are no longer active and other miscellaneous facilities, all of which have been officially abandoned. We believe we can reasonably estimate both the time and costs associated with the retirement of these facilities. As of March 31, 2004, we have recognized asset retirement obligations in the aggregate amount of $2.7 million relating to the businesses within our Natural Gas Pipelines segment.

  We have included $0.8 million of our total $36.0 million asset retirement obligations as of March 31, 2004 with "Accrued other current liabilities" in our accompanying consolidated balance sheet. The remaining $35.2 million obligation is reported separately as a non-current liability. No assets are legally restricted for purposes of settling our asset retirement obligations. A reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations for each of the three months ended March 31, 2004 and 2003 is as follows (in thousands):

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2004             2003
                                               -----------       ----------
Balance at beginning of period.............    $   35,708        $       -
Initial ARO balance upon adoption..........             -           14,125
Liabilities incurred.......................             -                -
Liabilities adjusted/(settled).............          (230)            (202)
Accretion expense..........................           519              171
Revisions in estimated cash flows..........             -                -
                                               -----------       ----------
Balance at end of period...................     $  35,997        $  14,094
                                               ===========       ==========

5.  Distributions

  On February 13, 2004, we paid a cash distribution of $0.68 per unit to our common unitholders and to our Class B unitholders for the quarterly period ended December 31, 2003. KMR, our sole i-unitholder, received 778,309 additional i-units based on the $0.68 cash distribution per common unit. The distributions were declared on January 21, 2004, payable to unitholders of record as of January 30, 2004.

  On April 21, 2004, we declared a cash distribution of $0.69 per unit for the quarterly period ended March 31, 2004. The distribution will be paid on or before May 14, 2004, to unitholders of record as of April 30, 2004. Our common unitholders and Class B unitholders will receive cash. KMR will receive a distribution in the form of additional i-units based on the $0.69 distribution per common unit. The number of i-units distributed will be 872,958. For each outstanding i-unit that KMR holds, a fraction of an i-unit (0.017412) will be issued. The fraction was determined by dividing:

  o $0.69, the cash amount distributed per common unit

  by

  o $39.627, the average of KMR's limited liability shares' closing market prices from April 14-27, 2004, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.


6.      Intangibles

  Our intangible assets include goodwill, lease value, contracts and agreements. All of our intangible assets having definite lives are being amortized on a straight-line basis over their estimated useful lives. Following is information related to our intangible assets still subject to amortization and our goodwill (in thousands):


                                          March 31,        December 31,
                                            2004              2003
                                          ---------        ------------
          Goodwill
          Gross carrying amount......    $ 743,652        $   743,652
          Accumulated amortization...      (14,142)           (14,142)
                                         ----------       ------------
          Net carrying amount........      729,510            729,510
                                         ----------       ------------

          Lease value
          Gross carrying amount......        6,592              6,592
          Accumulated amortization...         (924)              (888)
                                         ----------       ------------
          Net carrying amount........        5,668              5,704
                                         ----------       ------------

          Contracts and other
          Gross carrying amount......        9,498              7,801
          Accumulated amortization...         (428)              (303)
                                         ----------       ------------
          Net carrying amount........        9,070              7,498
                                         ----------       ------------


          Total intangibles, net.....    $ 744,248        $   742,712
                                         ==========       ============

  Changes in the carrying amount of goodwill for the three months ended March 31, 2004 are summarized as follows (in thousands):


                                     Products   Natural Gas
                                    Pipelines    Pipelines         CO2      Terminals      Total
                                    ---------   -----------        ---      ---------      -----
Balance as of December 31, 2003    $  263,182   $  253,358   $   46,101   $  166,869   $  729,510
  Goodwill acquired                         -            -            -            -            -
  Impairment losses                         -            -            -            -            -
                                   ----------   ----------   ----------   ----------   ----------
Balance as of March 31, 2004       $  263,182   $  253,358   $   46,101   $  166,869   $  729,510
                                   ==========   ==========   ==========   ==========   ==========

   Amortization expense on intangibles consists of the following (in thousands):

                                      Three Months Ended March 31,
                                      ----------------------------
                                         2004         2003
                                      ---------    ---------
            Lease value.............  $      36    $      35
            Contracts and other.....        125           15
                                      ---------    ---------
            Total amortization......  $     161    $      50
                                      =========    =========

  As of March 31, 2004, our weighted average amortization period for our intangible assets is approximately 25.34 years. Our estimated amortization expense for these assets for each of the next five fiscal years is approximately $1.0 million.

  In addition, pursuant to ABP No. 18, any premium paid by an investor, which is analogous to goodwill, must be identified. The premium, representing excess cost over underlying fair value of net assets accounted for under the equity method of accounting, is referred to as equity method goodwill, and is not subject to amortization but rather to impairment testing. The impairment test under APB No. 18 considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. This test requires equity method investors to continue to assess impairment of investments in investees by considering whether declines in the fair values of those investments, versus carrying values, may be other than temporary in nature. As of both March 31, 2004 and December 31, 2003, we have reported $150.3 million in equity method goodwill within the caption "Investments" in our accompanying consolidated balance sheets.


  7.       Debt

  Our outstanding short-term debt as of March 31, 2004 was $511.6 million. The balance primarily consisted of $307.4 million of commercial paper borrowings and $200 million of 8.0% senior notes due March 15, 2005. As of March 31, 2004, we intend and have the ability to refinance $378.1 million of our short-term debt on a long-term basis under our unsecured long-term credit facility. Accordingly, such amount has been classified as long-term debt in our accompanying consolidated balance sheet.

  The weighted average interest rate on all of our borrowings was approximately 4.385% during the first quarter of 2004 and 4.730% during the first quarter of 2003.

  Credit Facilities

  As of March 31, 2004, we had two credit facilities:

  o a $570 million unsecured 364-day credit facility due October 12, 2004; and

  o a $480 million unsecured three-year credit facility due October 15, 2005.

  Our credit facilities are with a syndicate of financial institutions. Wachovia Bank, National Association is the administrative agent under both credit facilities. There were no borrowings under either credit facility as of December 31, 2003 or as of March 31, 2004.

  The amount available for borrowing under our credit facilities as of March 31, 2004 is reduced by:

  o a $50 million letter of credit entered into on January 14, 2004 that supports our hedging of commodity price risks involved from the sale of natural gas, natural gas liquids, oil and carbon dioxide;

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

  Interest Rate Swaps

  In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt. As of March 31, 2004, we have entered into interest rate swap agreements with a notional principal amount of $2.1 billion for the purpose of hedging the interest rate risk associated with our fixed and variable rate debt obligations. The $2.1 billion notional principal amount of our interest rate swap agreements has not changed since December 31, 2003.

  These swaps meet the conditions required to assume no ineffectiveness under SFAS No. 133 and, therefore, we have accounted for them using the "shortcut" method prescribed for fair value hedges. Accordingly, we adjust the carrying value of each swap to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged. For more information on our interest rate swaps, see Note 10.

  Commercial Paper Program

  As of both December 31, 2003 and March 31, 2004, our commercial paper program provided for the issuance of up to $1.05 billion of commercial paper. As of March 31, 2004, we had $307.4 million of commercial paper outstanding with an average interest rate of 1.1191%. Borrowings under our commercial paper program reduce the borrowings allowed under our credit facilities.

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

  As of March 31, 2004, the debt facilities of Cortez Capital Corporation consisted of:

  o $95 million of Series D notes due May 15, 2013;

  o a $175 million short-term commercial paper program; and

  o a $175 million committed revolving credit facility due December 22, 2004 (to support the above-mentioned $175 million commercial paper program).

  As of March 31, 2004, Cortez Capital Corporation had $124.6 million of commercial paper outstanding with an interest rate of 1.075%, the average interest rate on the Series D notes was 7.04% and there were no borrowings under the credit facility.

  Plantation Pipeline Company Debt

  On April 30, 1997, Plantation Pipeline Company entered into a $10 million, ten-year floating-rate term credit agreement. We, as an owner of Plantation Pipeline Company, severally guarantee this debt on a pro rata basis equivalent to our respective 51% ownership interest. During 1999, this agreement was amended to reduce the maturity date by three years. The $10 million was outstanding as of March 31, 2004, and in April 2004, we extended the maturity to July 2004.

  Red Cedar Gas Gathering Company Debt

  In October 1998, Red Cedar Gas Gathering Company sold $55 million in aggregate principal amount of Senior Notes due October 31, 2010. The $55 million was sold in 10 different notes in varying amounts with identical terms.

  The Senior Notes are collateralized by a first priority lien on the ownership interests, including our 49% ownership interest, in Red Cedar Gas Gathering Company. The Senior Notes are also guaranteed by us and the other owner of Red Cedar Gas Gathering Company under joint and several liability. The principal is to be repaid in seven equal installments beginning on October 31, 2004 and ending on October 31, 2010. The $55 million is outstanding as of March 31, 2004.

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

  Certain Relationships and Related Transactions

  KMI Asset Contributions

  In conjunction with our acquisition of Natural Gas Pipelines assets from KMI on December 31, 1999 and 2000, KMI became a guarantor of approximately $522.7 million of our debt. This amount has not changed as of December 31, 2003 and March 31, 2004. KMI would be obligated to perform under this guarantee only if we and/or our assets were unable to satisfy our obligations.

  For additional information regarding our debt facilities, see Note 9 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2003.


8.      Partners' Capital

   As of March 31, 2004 and December 31, 2003, our partners' capital consisted of the following limited partner units:

                                                March 31,          December 31,
                                                  2004                 2003
                                               -----------        -------------
             Common units..................    140,039,908          134,729,258
             Class B units.................      5,313,400            5,313,400
             i-units.......................     50,135,438           48,996,465
                                               -----------        -------------
              Total limited partner units..    195,488,746          189,039,123
                                               ===========        =============

  The total limited partner units represent our limited partners' interest and an effective 98% economic interest in us, exclusive of our general partner's incentive distribution rights. Our general partner has an effective 2% interest in us, excluding its incentive distribution rights.

  As of March 31, 2004, our common unit totals consisted of 127,084,173 units held by third parties, 11,231,735 units held by KMI and its consolidated affiliates (excluding our general partner), and 1,724,000 units held by our general partner. As of December 31, 2003, our common unit total consisted of 121,773,523 units held by third parties, 11,231,735 units held by KMI and its consolidated affiliates (excluding our general partner), and 1,724,000 units held by our general partner. On both March 31, 2004, and December 31, 2003, our Class B units were held entirely by KMI and our i-units were held entirely by KMR.

  In February 2004, we issued, in a public offering, an additional 5,300,000 of our common units at a price of $46.80 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, we received net proceeds of $237.8 million for the issuance of these common units. We used the proceeds to reduce the borrowings under our commercial paper program.

  All of our Class B units were issued in December 2000. The Class B units are similar to our common units except that they are not eligible for trading on the New York Stock Exchange. Our i-units are a separate class of limited partner interests in us. All of our i-units are owned by KMR and are not publicly traded. In accordance with its limited liability company agreement, KMR's activities are restricted to being a limited partner in us, and controlling and managing our business and affairs and the business and affairs of our operating limited partnerships and their subsidiaries. Through the combined effect of the provisions in our partnership agreement and the provisions of KMR's limited liability company agreement, the number of outstanding KMR shares and the number of i-units will at all times be equal.

  On March 25, 2004, KMR issued an additional 360,664 of its shares at a price of $41.59 per share, less closing fees and commissions. The net proceeds from the offering were used to buy additional i-units from us. After closing and commission expenses, we received net proceeds of $14.9 million for the issuance of 360,664 i-units. We used the proceeds from the i-unit issuance to reduce the borrowings under our commercial paper program.

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

  The cash equivalent of distributions of i-units will be treated as if it had actually been distributed for purposes of determining the distributions to our general partner. We will not distribute the cash to the holders of our i-units but will retain the cash for use in our business. If additional units are distributed to the holders of our common units, we will issue an equivalent amount of i-units to KMR based on the number of i-units it owns. Based on the preceding, KMR received a distribution of 778,309 i-units on February 13, 2004. These additional i-units distributed were based on the $0.68 per unit distributed to our common unitholders on that date.

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

   Incentive distributions allocated to our general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. Our distribution of $0.68 per unit paid on February 13, 2004 for the fourth quarter of 2003 required an incentive distribution to our general partner of $85.8 million. Our distribution of $0.625 per unit paid on February 14, 2003 for the fourth quarter of 2002 required an incentive distribution to our general partner of $72.5 million. The increased incentive distribution to our general partner paid for the fourth quarter of 2003 over the distribution paid for the fourth quarter of 2003 reflects the increase in the amount distributed per unit as well as the issuance of additional units.

  Our declared distribution for the first quarter of 2004 of $0.69 per unit will result in an incentive distribution to our general partner of approximately $90.7 million. This compares to our distribution of $0.64 per unit and incentive distribution to our general partner of approximately $75.5 million for the first quarter of 2003.


9.      Comprehensive Income

  SFAS No. 130, "Accounting for Comprehensive Income," requires that enterprises report a total for comprehensive income. For each of the three months ended March 31, 2004 and 2003, the only difference between our net income and our comprehensive income was the unrealized gain or loss on derivatives utilized for hedging purposes. For more information on our hedging activities, see Note 10. Our total comprehensive income is as follows (in thousands):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                            2004       2003
                                                       ----------- ----------
  Net income.......................................... $  191,754  $ 170,478
  Change in fair value of derivatives used for hedging
  purposes............................................   (100,010)   (53,870)
  Reclassification of change in fair value of
  derivatives to net income...........................     26,116     50,431
                                                       ----------- ----------
  Comprehensive income................................ $  117,860  $ 167,039
                                                       =========== ==========

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

  The gains and losses included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheets are reclassified into earnings as the hedged sales and purchases take place. Approximately $103.6 million of the Accumulated other comprehensive loss balance of $229.7 million representing unrecognized net losses on derivative activities as of March 31, 2004 is expected to be reclassified into earnings during the next twelve months. During the three months ended March 31, 2004, we reclassified $26.1 million of Accumulated other comprehensive income into earnings. This reclassification reduced the balance of $155.8 million representing unrecognized net losses on derivative activities as of December 31, 2003.

  During the three months ended March 31, 2004, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions will no longer occur by the end of the originally specified time period.

  We recognized no gain or loss during the first quarter of 2004 as a result of ineffective hedges. During the first quarter of 2003, we recognized a gain of $0.2 million as a result of ineffective hedges, and this amount was reported within the caption "Gas purchases and other costs of sales" in our accompanying Consolidated Statement of Income. For each of the three months ended March 31, 2004 and 2003, we did not exclude any component of the derivative instruments' gain or loss from the assessment of hedge effectiveness.

  The differences between the current market value and the original physical contracts value associated with our hedging activities are included within "Other current assets", "Accrued other liabilities", "Deferred charges and other assets" and "Other long-term liabilities and deferred credits" in our accompanying consolidated balance sheets.

  The following table summarizes the net fair value of our energy financial instruments associated with our risk management activities and included on our consolidated balance sheets as of March 31, 2004 and December 31, 2003 (in thousands):

                                          March 31,      December 31,
                                            2004            2003
                                       ------------   ---------------
Derivatives-net asset/(liability)
  Other current assets...............  $    9,908     $    18,157
  Deferred charges and other assets..       9,695          2,722
  Accrued other liabilities..........    (119,881)       (90,426)
  Other long-term liabilities and
   deferred credits..................  $ (143,154)    $ (101,463)


  On January 14, 2004, we entered into a $50 million letter of credit that supports our hedging of commodity price risks involved from the sale of natural gas, natural gas liquids, oil and carbon dioxide.

   Our over-the-counter swaps and options are with a number of parties, who principally have investment grade credit ratings. We both owe money and are owed money under these financial instruments; however, as of both March 31, 2004 and December 31, 2003 we were essentially in a net payable position and had virtually no amounts owed to us from other parties. In addition, defaults by counterparties under over-the-counter swaps and options could expose us to additional commodity price risks in the event that we are unable to enter into replacement contracts for such swaps and options on substantially the same terms. Alternatively, we may need to pay significant amounts to the new counterparties to induce them to enter into replacement swaps and options on substantially the same terms. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future.

  Interest Rate Swaps

  In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt. As of both March 31, 2004 and December 31, 2003, we were a party to interest rate swap agreements with a notional principal amount of $2.1 billion for the purpose of hedging the interest rate risk associated with our fixed and variable rate debt obligations.

  As of March 31, 2004, a notional principal amount of $2.0 billion of these agreements effectively converts the interest expense associated with the following series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread:

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

   These swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes, therefore, as of March 31, 2004, the maximum length of time over which we have hedged a portion of our exposure to the variability in future cash flows associated with interest rate risk is through August 2033.

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

   As of March 31, 2004, we also had swap agreements that effectively convert the interest expense associated with $100 million of our variable rate debt to fixed rate debt. Half of these agreements, converting $50 million of our variable rate debt to fixed rate debt, mature on August 1, 2005, and the remaining half mature on September 1, 2005. These swaps are designated as a cash flow hedge of the risk associated with changes in the designated benchmark interest rate (in this case, one-month LIBOR) related to forecasted payments associated with interest on an aggregate of $100 million of our portfolio of commercial paper.

  Our interest rate swaps meet the conditions required to assume no ineffectiveness under SFAS No. 133 and, therefore, we have accounted for them using the "shortcut" method prescribed for fair value hedges by SFAS No. 133. Accordingly, we adjust the carrying value of each swap to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged. We record interest expense equal to the variable rate payments or fixed rate payments under the swaps. Interest expense is accrued monthly and paid semi-annually. As of March 31, 2004, we recognized an asset of $179.0 million and a liability of $6.1 million for the $172.9 million net fair value of our swap agreements, and we included these amounts with "Deferred charges and other assets" and "Other long-term liabilities and deferred credits" on our accompanying balance sheet. The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged was recognized as "Market value of interest rate swaps" on our accompanying balance sheet. As of December 31, 2003, we recognized an asset of $129.6 million and a liability of $8.1 million for the $121.5 million net fair value of our swap agreements, and we included these amounts with "Deferred charges and other assets" and "Other long-term liabilities and deferred credits" on our accompanying balance sheet. As described above, the offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged was recognized as "Market value of interest rate swaps" on our accompanying balance sheet.

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


11.  Reportable Segments

   We divide our operations into four reportable business segments:

   o Products Pipelines;

   o Natural Gas Pipelines;

   o CO2; and

   o Terminals.

   We evaluate performance principally based on each segments' earnings before depreciation, depletion and amortization, which exclude general and administrative expenses, third-party debt costs, interest income and expense and minority interest. Our reportable segments are strategic business units that offer different products and services. Each segment is managed separately because each segment involves different products and marketing strategies.

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

  Financial information by segment follows (in thousands):
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2004         2003
                                                    ------------   -----------
          Revenues
            Products Pipelines......................  $  154,856   $  144,417
            Natural Gas Pipelines...................   1,437,908    1,480,954
            CO2.....................................     105,586       48,456
            Terminals...............................     123,906      115,011
                                                      ----------   ----------
            Total consolidated revenues.............  $1,822,256   $1,788,838
                                                      ==========   ==========

        Operating expenses(a)
          Products Pipelines........................  $   42,878   $   41,186
          Natural Gas Pipelines.....................   1,339,960    1,395,534
          CO2.......................................      38,385       16,682
          Terminals.................................      60,106       54,438
                                                      ----------   ----------
          Total consolidated operating expenses.....  $1,481,329   $1,507,840
                                                      ==========   ==========

(a) Includes natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.

        Depreciation, depletion and amortization
          Products Pipelines........................  $   17,416   $   16,560
          Natural Gas Pipelines.....................      12,842       12,624
          CO2.......................................      26,988       11,593
          Terminals.................................      10,285        9,028
                                                      ----------   ----------
          Total consol. depreciation, depletion and
           amortiz..................................  $   67,531   $   49,805
                                                      ==========   ==========

        Earnings from equity investments
          Products Pipelines........................  $    5,019   $    8,043
          Natural Gas Pipelines.....................       4,967        6,224
          CO2.......................................      10,479       10,006
          Terminals.................................           4           32
                                                      ----------   ----------
          Total consolidated equity earnings........  $   20,469   $   24,305
                                                      ==========   ==========

        Amortization of excess cost of equity
         investments
          Products Pipelines........................  $      821   $      821
          Natural Gas Pipelines.....................          69           69
          CO2.......................................         504          504
          Terminals.................................          --           --
                                                      ----------   ----------
          Total consol. amortization of excess
           cost of invests..........................  $    1,394   $    1,394
                                                      ==========   ==========


        Other, net-income (expense)
          Products Pipelines.......................   $     (362)  $      225
          Natural Gas Pipelines....................        1,130           23
          CO2......................................            9           17
          Terminals................................          (34)          12
                                                      ----------   ----------
          Total consolidated Other, net-income
           (expense)...............................   $      743   $      277
                                                      ==========   ==========

        Income tax benefit (expense)
          Products Pipelines.......................   $   (2,381)  $   (2,825)
          Natural Gas Pipelines....................         (940)        (108)
          CO2......................................           14           --
          Terminals................................         (597)      (1,255)
                                                      ----------   ----------
          Total consolidated income tax benefit
           (expense)...............................   $   (3,904)  $   (4,188)
                                                      ==========   ==========

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2004         2003
                                                    ------------   -----------
        Segment earnings
          Products Pipelines.......................   $   96,017   $   91,293
          Natural Gas Pipelines....................       90,194       78,866
          CO2......................................       50,211       29,700
          Terminals................................       52,888       50,334
                                                      ----------   ----------
          Total segment earnings...................      289,310      250,193
          Interest and corporate administrative
           expenses................................      (97,556)     (79,715)
                                                      ----------   ----------

          Total consolidated net income............   $  191,754   $  170,478
                                                      ==========   ==========

        Segment earnings before depreciation,
        depletion, amortization and amortization
        of excess cost of equity investments
          Products Pipelines.......................   $  114,254   $  108,674
          Natural Gas Pipelines....................      103,105       91,561
          CO2......................................       77,703       41,966
          Terminals................................       63,173       59,362
                                                      ----------   ----------
          Total segment earnings before DD&A(a)....      358,235      301,563

          Consolidated depreciation
           and amortization(b).....................      (67,531)     (49,976)
          Consolidated amortization of excess
           cost of invests.........................       (1,394)      (1,394)
          Interest and corporate administrative
           expenses(c).............................      (97,556)     (79,715)
                                                      ----------   ----------
          Total consolidated net income............   $  191,754   $  170,478
                                                      ==========   ==========

  (a) Includes revenues, earnings from equity investments, income taxes and other, net, less operating expenses.
  (b) Amount for 2003 includes $171 of non-cash asset retirement obligation accretion expense, included within operations and maintenance expense in the accompanying consolidated statement of income. Amounts of $169 and $2 of such expense is included in the depreciation, depletion and amortization totals in our CO2 and Natural Gas Pipelines business segments, respectively.
  (c) Includes interest and debt expense, general and administrative expenses, minority interest expense and cumulative effect adjustment from a change in accounting principle (2003 only).

                                                       March 31,  December 31,
                                                    ----------------------------
                                                         2004         2003
                                                    ------------  -----------
          Assets
            Products Pipelines.....................   $3,248,817   $3,198,107
            Natural Gas Pipelines..................    3,192,229    3,253,792
            CO2....................................    1,253,420    1,177,645
            Terminals..............................    1,384,938    1,368,279
                                                      ----------   ----------
            Total segment assets...................    9,079,404    8,997,823
            Corporate assets(a)....................      218,335      141,359
                                                      ----------   ----------
            Total consolidated assets..............   $9,297,739   $9,139,182
                                                      ==========   ==========
  (a) Includes cash, cash equivalents and certain unallocable deferred charges.


12.  Pensions and Other Post-retirement Benefits

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

   Net periodic benefit costs for these plans include the following components (in thousands):

                                           Other Post-retirement Benefits
                                            Three Months Ended March 31,
                                           ------------------------------
                                               2004         2003
                                             --------    --------
     Net periodic benefit cost                 $   28      $   10
     Service cost...........................
     Interest cost..........................       97         202
     Expected return on plan assets.........       --          --
     Amortization of prior service cost.....      (31)       (155)
     Actuarial gain.........................     (244)         --
                                               -------     -------
     Net periodic benefit cost..............   $ (150)     $   57
                                               =======     =======


  Our net periodic benefit cost for the first quarter of 2004 was a credit of $150,000. This was largely due to the amortization of an actuarial gain in the amount of $244,000, primarily related to the following:

  o there have been changes to the plan for both 2003 and 2004 which reduced liabilities, creating a negative prior service cost that is being amortized each year; and

  o there was a significant drop in the number of retired participants reported as pipeline retirees by Burlington Northern Santa Fe, which holds a 0.5% special limited partner interest in SFPP, L.P.

  As of March 31, 2004, we estimate our overall net periodic postretirement benefit cost to be an annual credit of approximately $601,000, or $150,000 per quarter. These numbers could change in future quarters of 2004 if there is a significant event, such as a plan amendment or a plan curtailment, during the year that requires a remeasurement of liabilities.

  As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, we expect to contribute approximately $300,000 to our post-retirement benefit plans in 2004. As of March 31, 2004, approximately $75,000 of contributions have been made. We presently anticipate contributing an additional $225,000 to our post-retirement benefit plans in 2004 for a total of $300,000.


13.  New Accounting Pronouncements

  FIN 46 (revised December 2003)

  In December 2003, the Financial Accounting Standards Board issued Interpretation (FIN) No. 46 (revised December 2003), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics:

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

  The objective of this Interpretation is not to restrict the use of variable interest entities but to improve financial reporting by enterprises involved with variable interest entities. The FASB believes that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.

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

  o its exposure to loss as a result of the variable interest holder's involvement with the entity; and

  o the nature of its involvement with the entity and date when the involvement began.

  Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. We do not expect this Interpretation to have any immediate effect on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion and analysis of our financial condition and results of operations provides you with a narrative on our financial results. It contains the results of operations for each segment of our business, followed by a description of our financial condition. The discussion and analysis is based on our Consolidated Financial Statements. These Statements are included elsewhere in this report and were prepared in accordance with accounting principles generally accepted in the United States of America. It is often useful to read the discussion and analysis in conjunction with Note 11 to our Consolidated Financial Statements, entitled "Reportable Segments."

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

  In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the fair values used to determine possible asset impairment charges, provisions for uncollectible accounts receivable, exposures under contractual indemnifications and various other recorded or disclosed amounts. Information regarding our accounting policies and estimates that we considered to be "critical" can be found in our Annual Report on Form 10-K for the year ended December 31, 2003. There have not been any significant changes in these policies and estimates during the first quarter of 2004.

Results of Operations

First Quarter 2004 Compared With First Quarter 2003

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2004         2003
                                                    ------------   -----------
                                                           (In thousands)

        Earnings before depreciation, depletion
         and amortization expense and amortization
         of excess cost of equity investments
         Products Pipelines........................   $  114,254   $  108,674
         Natural Gas Pipelines.....................      103,105       91,561
         CO2.......................................       77,703       41,966
         Terminals.................................       63,173       59,362
                                                      ----------   ----------
        Segment earnings before depreciation,
         depletion and amortization expense
         and amortization of excess cost of
         equity investments(a).....................      358,235      301,563

         Total consolidated depreciation,
          depletion and amortization expense(b)....      (67,531)     (49,976)
         Total consolidated amortization of
          excess cost of equity investments........       (1,394)      (1,394)
         Interest and corporate administrative
          expenses(c)..............................      (97,556)     (79,715)
                                                      ----------   ----------
        Net income.................................   $  191,754   $  170,478
                                                      ==========   ==========
----------

(a) Includes revenues, earnings from equity investments, income taxes and other, net, less operating expenses.
(b) Amount for 2003 includes $171 of non-cash asset retirement obligation accretion expense, included within operations and maintenance expense in the accompanying consolidated statement of income. Amounts of $169 and $2 of such expense is included in the depreciation, depletion and amortization totals in our CO2 and Natural Gas Pipelines business segments, respectively.
(c) Includes interest and debt expense, general and administrative expenses, minority interest expense and cumulative effect adjustment from a change in accounting principle (2003 only).

   Driven by increases in oil production, petroleum products and natural gas volumes, higher deliveries of carbon dioxide used to support crude oil production, terminal expansions and growth, and contributions from acquisitions made since the end of the first quarter of 2003, our consolidated net income for the first quarter of 2004 was a record $191.8 million ($0.52 per diluted unit), up 12% from the $170.5 million ($0.52 per diluted unit) in consolidated net income for the first quarter of 2003. Additionally, our 2003 first quarter results benefited from a cumulative effect adjustment of $3.5 million related to a change in accounting for asset retirement obligations pursuant to our adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003. Before the cumulative effect adjustment, net income for the quarter totaled $167.0 million ($0.50 per diluted unit). Revenues earned in the first quarter of 2004 rose $33.5 million (2%) to $1,822.3 million, compared to revenues of $1,788.8 million in the first quarter of 2003.

   Because our partnership agreement requires us to distribute 100% of our available cash to our partners on a quarterly basis (available cash consists primarily of all our cash receipts, less cash disbursements and net additions to reserves), we look at each period's earnings before all non-cash depreciation, depletion and amortization expenses (including amortization of excess cost of equity investments) as an important measure of our success in maximizing returns to our partners. In the first three months of 2004, all four of our reportable business segments reported period-to-period increases in earnings before depreciation, depletion and amortization, compared to 2003.

   The quarter-to-quarter increase in our earnings before depreciation, depletion and amortization was primarily due to higher earnings from our CO2 and Natural Gas Pipelines business segments. Our CO2 segment benefited from both increased activity in oil field operations and our acquisition of additional working interests in oil producing properties since March 31, 2003. These acquisitions included the following:

   o effective June 1, 2003, we acquired MKM Partners, L.P.'s 12.75% ownership interest in the SACROC oil field unit for $23.3 million in cash and the assumption of $1.9 million of liabilities. This transaction increased our ownership interest in the SACROC unit to approximately 97%; and

   o effective November 1, 2003, we acquired certain assets in the Permian Basin of West Texas from a subsidiary of Marathon Oil Corporation for $231.0 million in cash and the assumption of $28.0 million of liabilities. The assets acquired included Marathon's approximate 42.5% interest in the Yates oil field unit, the crude oil gathering system surrounding the Yates field and Marathon's 65% ownership interest in the Pecos Carbon Dioxide Pipeline Company. This transaction increased our ownership interest in the Yates unit to nearly 50% and allowed us to become operator of the field.

   Our Natural Gas Pipelines segment benefited from higher margins from natural gas sales activities, mainly due to optimizing natural gas storage spreads and segmenting certain services that we provide producers. We also realized higher natural gas transportation revenues, and we benefited from the inclusion of a full three months of operations from our Mier-Monterrey, Mexico Pipeline, which began operations in March 2003.

   Also, we declared a record cash distribution of $0.69 per unit for the first quarter of 2004 (an annualized rate of $2.76). This distribution is 8% higher than the $0.64 per unit distribution we made for the first quarter of 2003, and 1% higher than the $0.68 per unit distribution we made for the fourth quarter of 2003. We expect to declare cash distributions of at least $2.84 per unit for 2004 and to increase our annualized cash distribution per unit to $2.90 to $2.94 by December 31, 2004; however, no assurance can be given that we will be able to achieve these levels of distribution.

  Products Pipelines

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2004         2003
                                                    ------------   -----------
                                                       (In thousands, except
                                                        operating statistics)
          Revenues.................................   $  154,856   $  144,417
          Operating expenses(a)....................      (42,878)     (41,186)
          Earnings from equity investments.........        5,019        8,043
          Other, net...............................         (362)         225
          Income taxes.............................       (2,381)      (2,825)
                                                      ----------   ----------
           Earnings before depreciation,
            depletion and amortization expense
            and amortization of excess cost of
            equity investments.....................      114,254      108,674

          Depreciation, depletion and
           amortization expense....................      (17,416)     (16,560)
          Amortization of excess cost of
           equity investments......................         (821)        (821)
                                                      ----------   ----------
           Segment earnings........................   $   96,017   $   91,293
                                                      ==========   ==========

          Refined product volumes (MMBbl)..........        176.6        166.6
          Natural gas liquids (MMBbl)..............         11.5         12.8
                                                      ----------   ----------
          Total delivery volumes (MMBbl)(b)                188.1        179.4
                                                      ==========   ==========
----------

(a) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(b) Includes Pacific, Plantation, North System, CALNEV, Central Florida, Cypress and Heartland pipeline volumes.


   Our Products Pipelines segment reported earnings before depreciation, depletion and amortization of $114.3 million on revenues of $154.9 million in the first quarter of 2004. This compared to earnings before depreciation, depletion and amortization of $108.7 million on revenues of $144.4 million in the first quarter of 2003.

   The segment's overall $5.6 million (5%) increase in earnings before depreciation, depletion and amortization in the first three months of 2004 compared to the same year-ago period included a $4.8 million (9%) increase from our Pacific operations, a $2.4 million (51%) increase from our 44.8% ownership interest in the Cochin pipeline system, a $1.4 million increase from our recently acquired Southeast terminal operations, a $0.4 million (6%) increase from our Central Florida Pipeline system, and a $0.3 million (6%) increase from our petroleum product transmix operations. Generally, these increases resulted from higher revenues, driven by both a 6% increase in refined petroleum product delivery volumes and higher terminal fees resulting from the 2003 transition in California from MTBE-blended gasoline to ethanol-blended gasoline.

   Combined, the segment benefited from quarter-to-quarter increases of 5% in gasoline delivery volumes and almost 7% in diesel fuel volumes, both despite higher prices, and an 8% increase in jet fuel delivery volumes, due to increased domestic military activity and higher commercial jet fuel demand at most of the airports we serve. Due to the fact that ethanol cannot be transported via pipeline but instead must be blended at terminals, we benefited from increases in the fees that we earn from ethanol-related services at many of our West Coast terminal operations. As of December 31, 2003, we had ethanol blending facilities in place at all of our California terminals necessary to serve all of our customers and the fees generated from these facilities positively contributed to our earnings in the first quarter of 2004.

  The $1.4 million in earnings before depreciation, depletion and amortization that was realized in the first quarter of 2004 by our Southeast terminals related to the operations of fourteen refined products terminals located in the southeastern United States that we acquired in December 2003 and March 2004. Combined, these terminals have a total capacity of approximately 4.35 million barrels for gasoline, diesel fuel and jet fuel. For the first quarter of 2004, the Southeast terminals reported revenues of $2.3 million and operating expenses of $0.9 million. For more information on our acquisitions, see Note 2 to our Consolidated Financial Statements included elsewhere in this report.

   The overall increase in earnings before depreciation, depletion and amortization in the first three months of 2004, compared to the first three months of 2003, was partly offset by a $1.9 million (21%) decrease from our North System natural gas liquids pipeline, primarily due to lower revenues resulting from a decline in throughput delivery volumes resulting from lower propane volumes. In April 2004, we filed a plan with the Federal Energy Regulatory Commission to produce a line-fill service, which we expect to mitigate the supply problems we experienced in the first quarter of 2004. Earnings from our approximate 51% ownership interest in Plantation Pipe Line Company, which we account for under the equity method of accounting, decreased $1.6 million (17%) in the first quarter of 2004, compared to the first quarter of 2003. The decrease was mainly due to higher litigation settlement expenses, incurred by Plantation in the first quarter of 2004, related to the resolution of a past environmental issue. We expect to recover these settlement expenses under our insurance policies.

  Revenues for the segment increased $10.5 million (7%) in the first quarter of 2004 compared to the first quarter of 2003. In addition to the $2.3 million increase from our Southeast terminals, discussed above, significant quarter-to-quarter increases in revenues included a $5.7 million (8%) increase from our Pacific operations, a $3.5 million (46%) increase from Cochin, a $0.5 million (6%) increase from our Central Florida Pipeline, a $0.3 million (4%) increase from our transmix operations, and a $0.3 million (2%) increase from our CALNEV Pipeline. The higher revenues from our Pacific operations included an increase of $2.9 million related to ethanol blending services, gathering, and product terminal revenues, and an increase of $2.8 million related to higher refined petroleum product deliveries, due to a 5% increase in mainline delivery volumes. The quarter-to-quarter increase in our proportionate share of revenues from the Cochin pipeline system was largely due to a 27% increase in product delivery volumes in the first quarter of 2004 compared to the first quarter of 2003. In last year's first quarter, western Canada experienced a decrease in propane production due to lower profit margins on the production of natural gas liquids caused by high natural gas prices, resulting in decreased delivery volumes. The increase in Central Florida Pipeline's revenues related to an almost 5% increase in refined product delivery volumes, primarily due to strong demand for gasoline and jet fuel. The increase in revenues from our transmix operations was largely due to an almost 5% increase in processing volumes, as both our Dorsey Junction, Maryland and Richmond, Virginia facilities processed higher volumes of transmix in the first quarter of 2004, compared to the first quarter of 2003. Finally, the 2% quarter-to-quarter increase in revenues from our CALNEV Pipeline was due to an over 9% increase in refined product delivery volumes, mainly the result of higher deliveries to our Las Vegas, Nevada products terminal and McCarran International Airport, located in Las Vegas.

  The overall quarter-to-quarter increase in segment revenues was partially offset by a $2.6 million (19%) decrease in revenues from our North System. The decline in our North System's revenues was primarily due to a 17% drop in throughput delivery volumes, as mentioned above, primarily due to a lack of propane supplies caused by shippers reducing line-fill and storage volumes on the North System to lower amounts at the close of winter, as compared to last year.

   The segment's operating expenses remained relatively flat in the first quarter of 2004, compared to the first quarter of 2003. The $1.7 million (4%) increase in first quarter 2004 over first quarter 2003 was primarily due to higher fuel and power expenses incurred by our Pacific operations and higher operating and maintenance expenses incurred by our West Coast terminals. The increase in fuel and power expenses was mainly due to higher delivery volumes. The increase in operating and maintenance expenses was due to higher payments for outside services, warehouse supplies, and terminal maintenance.

   Earnings from equity investments consisted primarily of earnings related to our ownership interest in Plantation Pipe Line Company. The $3.0 million (38%) decrease in equity earnings in the first quarter of 2004 versus the first quarter of 2003 was mainly due to a $3.2 million expense recorded in 2004 for our share of an environmental litigation settlement reached between Plantation and various plaintiffs. We expect to recover the effect of this settlement under our insurance policies. The decrease in equity earnings resulting from higher litigation settlement costs was partially offset by an increase in equity earnings associated with higher revenues earned by Plantation. In the first quarter of 2004, Plantation benefited from a 6% increase in product delivery volumes, compared to the first quarter of 2003. The increase was mainly due to various refinery problems that affected product supplies in the first quarter of 2003.

   Other income items decreased $0.6 million in the first quarter of 2004 versus the first quarter of 2003, mainly due to the recognition of slightly higher losses realized from sales of property, plant and equipment by our Pacific operations. The $0.4 million (16%) quarter-to-quarter decrease in income tax expenses represents the difference between a $1.1 million decrease due to overall lower earnings from Plantation and a $0.7 million increase due to overall higher earnings from Cochin.

   Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of investments, were $18.2 million in the first quarter of 2004 and $17.4 million in the first quarter of 2003. The $0.8 million (5%) increase was mainly due to higher property and plant depreciation expenses from our Pacific operations and CALNEV Pipeline, as well as incremental depreciation charges incurred on our recently acquired Southeast terminals. The increases to Pacific and CALNEV were related to the capital spending we have made since the end of the first quarter of 2003 in order to strengthen and enhance our business operations on the West Coast.

  Natural Gas Pipelines


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2004         2003
                                                    ------------   -----------
                                                       (In thousands, except
                                                        operating statistics)
          Revenues.................................   $1,437,908   $1,480,954
          Operating expenses(a)....................   (1,339,960)  (1,395,532)
          Earnings from equity investments.........        4,967        6,224
          Other, net...............................        1,130           23
          Income taxes.............................         (940)        (108)
                                                      ----------   ----------
           Earnings before depreciation,
            depletion and amortization
            expense and amortization of
            excess cost of equity investments......      103,105       91,561

          Depreciation, depletion and
           amortization expense....................      (12,842)     (12,626)
          Amortization of excess cost of
          equity investments.......................          (69)         (69)
                                                      ----------   ----------

           Segment earnings........................   $   90,194   $   78,866
                                                      ==========   ==========

          Natural gas transport volumes (Bcf)(b)...        272.6        260.4
                                                      ==========   ==========

          Natural gas sales volumes (Bcf)(c).......        245.1        207.2
                                                      ==========   ==========
----------

(a) Includes natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes. Amount for 2003 excludes $2 of non-cash asset retirement obligation accretion expense, included within operations and maintenance expense in the accompanying consolidated statement of income but included in the segment's depreciation, depletion and amortization expense below.
(b) Includes Kinder Morgan Interstate Gas Transmission, Texas Intrastate group and Trailblazer pipeline volumes.
(c) Includes Texas Intrastate group volumes.


   Our Natural Gas Pipelines segment reported earnings before depreciation, depletion and amortization of $103.1 million on revenues of $1,437.9 million in the first quarter of 2004. This compared to earnings before depreciation, depletion and amortization of $91.6 million on revenues of $1,481.0 million in the first quarter of 2003.

   The segment's $11.5 million (13%) increase in earnings before depreciation, depletion and amortization in the first three months of 2004 compared to same period of 2003 was largely attributable to higher earnings from our Texas intrastate natural gas pipeline group, which includes the operations of the following four natural gas pipeline systems: Kinder Morgan Tejas, Kinder Morgan Texas Pipeline, North Texas Pipeline and Mier-Monterrey Mexico Pipeline.

   Earnings before depreciation, depletion and amortization from our Texas intrastate natural gas pipeline group increased $17.4 million (40%) in the first quarter of 2004, compared to the first quarter of 2003. Included in this total was an increase of $13.8 million in earnings before depreciation, depletion and amortization from the combined operations of Kinder Morgan Tejas and Kinder Morgan Texas Pipeline. The increase was driven by improved performance in the overall natural gas sales business, largely the result of margin enhancements, segmenting services, and an approximate 18% quarter-to-quarter growth in natural gas sales volumes. We also benefited from full contract demand levels under the long-term transportation and sales contracts with BP Energy of North America, and operational efficiencies, which reduced the amount of gas lost during normal operations.

   Earnings before depreciation, depletion and amortization were also favorably impacted by higher gas transportation revenues from our North Texas Pipeline and by the inclusion of a full quarter of contributions from our Mier-Monterrey Pipeline, which began service in March 2003. The North Texas Pipeline contributed $1.9 million of incremental earnings before depreciation, depletion and amortization, chiefly due to gas transmission fees earned for providing gas to an electric generating facility in north Texas, which started full service in August 2003. The inclusion of a full three months of operations in 2004 for our Mier-Monterrey Pipeline accounted for incremental earnings before depreciation, depletion and amortization of $1.7 million, compared to first quarter 2003.
   The segment's overall increase in earnings before depreciation, depletion and amortization was offset by a $5.2 million (14%) decrease in earnings from our two Rocky Mountain natural gas pipeline systems (Kinder Morgan Interstate Gas Transmission and Trailblazer Pipeline Company) and a $1.4 million (28%) decrease in earnings from our 49% equity investment in the Red Cedar Gas Gathering Company. The decrease in earnings before depreciation, depletion and amortization from our Rocky Mountain pipelines was due to lower natural gas transportation revenues on our Trailblazer pipeline system, resulting from a rate case settlement which was anticipated in our 2004 budget, and lower natural gas operational sales and transportation revenues on our Kinder Morgan Interstate Gas Transmission system.

   Total segment revenues decreased $43.1 million (3%) in the first quarter of 2004 compared to the first quarter of 2003. The overall drop in revenues includes a $52.4 million (4%) decrease in natural gas sales revenues from our Texas intrastate pipeline group, resulting from a 23% decrease in the average price received from sales of natural gas, but partially offset by an 18% increase in the intrastate group's gas sales volume. Both Kinder Morgan Tejas and Kinder Morgan Texas Pipeline purchase and sell significant volumes of natural gas, which is transported through their pipeline systems, and, accordingly, the combined pipeline systems reported a $57.6 million (4%) decrease in purchased gas costs, also due to the lower gas prices in the first quarter of 2004 compared to the first quarter of 2003. Our intrastate group's revenues earned from services, product sales and other sources increased $15.4 million in the first quarter of 2004, compared to the first quarter of 2003. The increase was due to higher fees for gas transmission (including revenues from our North Texas Pipeline), blending and other services, and to $3.2 million in incremental revenues from the Mier-Monterrey Pipeline. Revenues from our Rocky Mountain pipeline systems decreased $4.5 million (8%) in the first quarter of 2004, compared to the same quarter last year. As described above, the decrease was due to lower natural gas transportation revenues from our Trailblazer pipeline system and lower operational sales and transportation revenues from our Kinder Morgan Interstate Gas Transmission system. Quarter-to-quarter average tariff rates decreased over 9% on our Trailblazer Pipeline, mainly due to lower rates that became effective January 1, 2004, following a rate case settlement. The quarter-to-quarter decrease in both natural gas operational sales and transportation revenues from our Kinder Morgan Interstate system was primarily due to lower volumes, mainly due to lower demand.

  The $55.6 million (4%) overall decrease in segment operating expenses reflects the $57.6 million decrease in the intrastate group's gas purchase costs, described above. The decrease was partially offset by a $2.0 million increase that was mainly the result of higher fuel recovery costs, higher maintenance expenses related to pipeline cleaning, and higher taxes, other than income taxes, related to higher property tax accruals for the 2004 tax year. The $1.3 million (20%) decrease in earnings from equity investments in the first quarter of 2004, compared to the first quarter of 2003, related to lower earnings from our investment in Red Cedar. Red Cedar reported lower earnings in the first quarter of 2004 largely due to higher sales of excess fuel gas during the first quarter of 2003.

  The $1.1 million increase in other income items was the result of higher gains on miscellaneous property and equipment disposals, taken in the first quarter of 2004 by our Texas intrastate pipeline group. The $0.8 million increase in income tax expenses in the first quarter of 2004, compared to the first quarter of 2003, primarily relates to the additional tax expense associated with the inclusion of a full quarter of operations from our Mier-Monterrey Mexico Pipeline.

   Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of investments, were up a slight $0.2 million (2%) in the first quarter of 2004 compared to the first quarter of 2003. Normal increases in depreciation charges related to additional capital investments made since the end of the first quarter of 2003 were largely offset by favorable changes in the estimated remaining useful lives of certain assets on our Trailblazer Pipeline Company.

  CO2


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2004         2003
                                                    ------------   -----------
                                                       (In thousands, except
                                                        operating statistics)
          Revenues.................................   $  105,586   $   48,456
          Operating expenses(a)....................      (38,385)     (16,513)
          Earnings from equity investments.........       10,479       10,006
          Other, net...............................            9           17
          Income taxes.............................           14           --
                                                      ----------   ----------
           Earnings before depreciation,
            depletion and amortization
            expense and amortization of
            excess cost of equity investments......       77,703       41,966

          Depreciation, depletion and
           amortization expense....................      (26,988)     (11,762)
          Amortization of excess cost of
           equity investments......................         (504)        (504)
                                                      ----------   ----------
           Segment earnings........................   $   50,211   $   29,700
                                                      ==========   ==========

          Carbon dioxide volumes transported
           (Bcf)(b)................................        182.5        102.3
                                                      ==========   ==========
          SACROC Oil production (MBbl/d)(c)........         26.1         17.0
                                                      ==========   ==========
          Yates Oil production (MBbl/d)(c).........         17.8         18.1
                                                      ==========   ==========
          Realized Weighted Average Oil
           Price per Bbl...........................   $    25.37   $    24.87
                                                      ==========   ==========
----------

(a) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes. Amount for 2003 excludes $169 of non-cash asset retirement obligation accretion expense, included within operations and maintenance expense in the accompanying consolidated statement of income but included in the segment's depreciation, depletion and amortization expense below.
(b) Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline and Pecos pipeline volumes.
(c) Represents 100% production from the field.


   In the first quarter of 2004, our CO2 segment reported earnings before depreciation, depletion and amortization of $77.7 million on revenues of $105.6 million. This compared to earnings before depreciation, depletion and amortization of $42.0 million on revenues of $48.5 million in the first quarter of 2003.

  A significant portion of the segment's $35.7 million (85%) increase in earnings before depreciation, depletion and amortization, $57.1 million (118%) increase in revenues, and $21.9 million (132%) increase in operating expenses was due to increased oil production at SACROC, higher carbon dioxide delivery volumes and increased ownership interests in oil reserves. We increased our ownership of oil reserves since the end of the first quarter of 2003 by acquiring additional interests in the SACROC and Yates oil field units, as referred to above. We also benefited from capital expansion projects completed at SACROC since the end of the first quarter of 2003.

   The SACROC oil field reported a particularly strong first quarter, with daily oil production volumes up 54% in the first quarter of 2004, compared to the first quarter of 2003. We also benefited from an approximate 2% increase in our realized weighted average price of oil per barrel (from $24.87 in the first quarter of 2003 to $25.37 per barrel in the first quarter of 2004). As a result of our oil reserve ownership interests, we are exposed to commodity price risk, but the risk is mitigated by our long-term hedging strategy that is intended to generate more stable realized prices. For more information on our hedging activities, see Note 10 to our Consolidated Financial Statements, included elsewhere in this report.

  Revenues increased due to higher carbon dioxide delivery volumes throughout the Permian Basin since the end of the first quarter of 2003, as well as to higher crude oil production and higher revenues from gasoline plant product sales. Combined deliveries on our Central Basin Pipeline, our majority-owned Canyon Reef Carriers and Pecos Pipelines, our 50% owned Cortez Pipeline and our Centerline Pipeline increased 80.2 billion cubic feet (78%) in the first quarter of 2004, compared to the first quarter of 2003. The increase in carbon dioxide delivery volumes driven by the continued expansion at SACROC and the initiation of carbon dioxide flooding at the Yates oil field resulted in record production at our approximately 45% owned McElmo Dome. The Centerline Pipeline, which began operations in May 2003, consists of approximately 113 miles of 16-inch diameter pipe located in the Permian Basin between Denver City, Texas and Snyder, Texas. It transported 24.9 billion cubic feet of carbon dioxide during the first quarter of 2004, primarily to the SACROC oil field; however, we do not recognize profits on carbon dioxide sales to ourselves. Revenues from gasoline plant products sales also increased in the first quarter of 2004, when compared to the first quarter of 2003. The increase was due to both higher oil and gas production volumes and higher product prices. Revenues from oil gathering increased as well, due to our November 2003 acquisition of the crude oil gathering system surrounding the Yates oil field. Combined, our acquisition of additional working interests and assets in the SACROC and Yates oil field units, as referred to above, contributed incremental revenues of approximately $29.2 million in the first quarter of 2004.

   The period-to-period increases in operating expenses related to higher operating and maintenance expenses, higher fuel and power costs, and higher production taxes, all as a result of the increase in oil production volumes. The slight $0.5 million (5%) increase in earnings from equity investments in the first quarter of 2004 compared to the first quarter of 2003 reflects the net of a $3.4 million (49%) increase in equity earnings from our 50% investment in Cortez Pipeline Company, partially offset by a $2.9 million decrease in equity earnings from our previous 15% interest in MKM Partners, L.P. The increase in earnings from our equity interest in Cortez was mainly due to a 40% quarter-to-quarter increase in carbon dioxide delivery volumes. We had no equity earnings from MKM Partners, L.P. during the first quarter in 2004 due to the fact that MKM Partners was dissolved effective June 30, 2003, following our acquisition of its 12.75% ownership interest in the SACROC oil field.

   Non-cash depreciation, depletion and amortization charges were up $15.2 million (124%) in the first three months of 2004 compared to same period of 2003, primarily due to higher production, higher unit-of-production depletion rates and the acquisition of our additional interest in the Yates oil field.

  Terminals



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2004         2003
                                                    ------------   -----------
                                                       (In thousands, except
                                                        operating statistics)
          Revenues.................................   $  123,906   $  115,011
          Operating expenses(a)....................      (60,106)     (54,438)
          Earnings from equity investments.........            4           32
          Other, net...............................          (34)          12
          Income taxes.............................         (597)      (1,255)
                                                      ----------   ----------
           Earnings before depreciation,
            depletion and amortization
            expense and amortization of
            excess cost of equity investments......       63,173       59,362

          Depreciation, depletion and
           amortization expense....................      (10,285)      (9,028)
          Amortization of excess cost of
           equity investments......................           --           --
                                                      ----------   ----------
           Segment earnings........................   $   52,888   $   50,334
                                                      ==========   ==========

          Bulk transload tonnage (MMtons)(b).......         14.8         14.5
                                                      ==========   ==========
          Liquids leaseable capacity (MMBbl).......         36.1         35.6
                                                      ==========   ==========
          Liquids utilization %....................         96.0%        96.0%
                                                      ==========   ==========
----------

(a) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(b) Includes Cora, Grand Rivers and Kinder Morgan Bulk Terminals aggregate terminal throughputs; excludes operatorship of LAXT bulk terminal.


   Our Terminals segment includes the operations of our coal, dry-bulk materials and petrochemical-related liquids terminal facilities. These operations include transloading and storing dry bulk and liquid products, terminal engineering and design, and marine and other in-plant services. Our terminals segment reported earnings before depreciation, depletion and amortization of $63.2 million on revenues of $123.9 million in the first quarter of 2004, compared to earnings before depreciation, depletion and amortization of $59.4 million on revenues of $115.0 million in the first quarter of 2003.

  Half of the $3.8 million (6%) period-to-period increase in earnings before depreciation, depletion and amortization was attributable to bulk terminal businesses and half was attributable to liquids terminal businesses. The $1.9 million (8%) increase in our bulk terminals' earnings before depreciation, depletion and amortization was primarily due to internal growth and to incremental earnings from the two bulk terminal businesses in Tampa,

Florida, that we acquired in December 2003. The internal growth was driven by a $4.8 million (8%) increase in revenues from all bulk terminal operations owned during both quarters. In total, the segment benefited from a 2% increase in total bulk tonnage transloaded during the first quarter of 2004, compared to the first quarter of 2003. The increase from the December 2003 acquisition primarily related to the operations of a marine terminal and an inland bulk storage warehouse facility that we purchased and collectively refer to as the Kinder Morgan Tampaplex terminal. The terminal serves as a storage and receipt point for imported ammonia, as well as an export location for dry bulk products, including fertilizer and animal feed. For the first quarter of 2004, Kinder Morgan Tampaplex reported earnings before depreciation, depletion and amortization of $1.6 million, revenues of $2.3 million and operating expenses of $0.7 million.

    The $1.9 million (5%) increase in our liquids terminals' earnings before depreciation, depletion and amortization was primarily due to a $1.8 million (3%) increase in revenues, driven by higher throughput volumes and additional service contracts at our liquids terminal facility located in Carteret, New Jersey on the New York Harbor, and at our Pasadena and Galena Park, Texas facilities, located along the Houston Ship Channel.

  The total $8.9 million (8%) increase in revenues in the first quarter of 2004, compared to the first quarter of 2003, includes increases of $3.9 million from our Carteret, Pasadena and Galena Park liquids terminal facilities, $2.7 million from our 66 2/3% ownership interest in the International Marine Terminals Partnership, and $2.3 million from Kinder Morgan Tampaplex, discussed above. The increase in revenues at Carteret related to both capital expansion projects completed since March 2003 and increased imports in the Northeast. The increases in revenues at Pasadena and Galena Park were due to higher transfer volumes resulting from expansion projects, additional liquids storage contracts, escalations in annual contract provisions, and higher refinery production in the Gulf Coast. Expansion projects completed since the end of the first quarter of 2003, which included the construction of additional petroleum products storage tanks, increased our total liquids leaseable capacity by 500,000 barrels (1%), and we have been able to maintain the same high liquids utilization capacity rate of 96% in the first quarter of 2004, compared to the first quarter of 2003. The increase in revenues from IMT, which operates a bulk commodity transfer facility located in Port Sulphur, Louisiana, was driven by a 65% increase in bulk tonnage transfer volume, primarily coal and iron ore, and by higher dockage revenues.

    The $5.7 million (10%) increase in operating expenses in the first quarter of 2004 compared to the same prior year period was primarily due to higher operating and maintenance expenses associated with our bulk terminal operations. Operating and maintenance expenses for all bulk terminal operations increased $4.3 million in the first quarter of 2004, compared to the first quarter of 2003, largely related to the increase in dry-bulk tonnage transfer volumes. The increase includes higher expenses at IMT in the amount of $1.5 million, the result of higher crane rental fees, marine docking expenses, and payroll expenses, and incremental expenses incurred by the newly acquired Kinder Morgan Tampaplex terminal in the amount of $0.7 million. Additional increases to segment operating expenses for the first quarter of 2004 compared to first quarter 2003, include a $1.1 million increase in fuel and power costs, related to incremental heating oil purchases and higher natural gas rates in 2004, and a $0.4 million increase in operating and maintenance expenses for all liquids terminals operations, related to higher payroll expenses and higher overall terminal volumes.

  Income tax expenses totaled $0.6 million in the first quarter of 2004, versus $1.3 million in the first quarter of 2003. The $0.7 million (54%) quarter-to-quarter decrease in income tax expenses was due to lower overall taxable income. For both quarters, the segment's taxable income primarily consisted of the taxable income of two tax-paying entities: Kinder Morgan Bulk Terminals, Inc. and Delta Terminal Services LLC.

   Non-cash depreciation, depletion and amortization charges were $10.3 million in the first quarter of 2004 and $9.0 million in the first quarter of 2003. The $1.3 million (14%) increase in the first quarter of 2004 versus the first quarter of 2003 reflects higher depreciation charges on property, plant and equipment utilized in both our bulk terminal and liquids terminal operations. The higher depreciation charges resulted from the additional capital spending we have made since the end of the first quarter of 2003, including additional transfers of completed project costs into depreciable plant.

  Other

   Items not attributable to any segment include general and administrative expenses, interest income and expense and minority interest. Combined, these items totaled $97.6 million in the first quarter of 2004 and $79.7 million in the first quarter of 2003. The amount in the first quarter of 2003 includes an offset of $3.5 million resulting from the cumulative effect adjustment related to our change in accounting for asset retirement obligations.

   Our general and administrative expenses include such items as salaries and employee-related expenses, payroll taxes, legal fees, insurance and office supplies and rentals, and together, these items totaled $48.3 million in the first quarter of 2004, compared to $36.0 million in the same prior year period. The $12.3 million (34%) increase in general and administrative expenses in the first quarter of 2004 compared to the first quarter of 2003 was primarily due to higher employee bonus and benefit expenses, timing differences in the recognition of employee bonus expenses, and higher overall corporate and worker-related insurance expenses.

  Our total interest expense, net of interest income, was $47.2 million in the first quarter of 2004, versus $44.9 million in the first quarter of 2003. The $2.3 million (5%) period-to-period increase in net interest expense was due to higher average borrowings during the first quarter of 2004, compared to the first quarter of 2003. The increase in average borrowings was primarily due to incremental borrowings made in connection with acquisition expenditures made since the end of the first quarter of 2003. These acquisitions included the additional oil reserve ownership interest and the carbon dioxide assets that we acquired from a subsidiary of Marathon Oil Corporation effective November 1, 2003, and the seven refined petroleum products terminals that we acquired from Exxon Mobil Corporation effective March 9, 2004. The overall increase in net interest expense was partially offset by slightly lower average borrowing rates during the first quarter of 2004 relative to the first quarter of 2003. For more information on our acquisitions, see Note 2 to our Consolidated Financial Statements included elsewhere in this report, and "Financial Condition - Investing Activities," discussed below.

   Minority interest, which includes the 1.0101% general partner interest in our five operating limited partnerships, remained relatively flat in the first quarter of each year, totaling $2.1 million in the first quarter of 2004 and $2.3 million in the first quarter of 2003. The slight $0.2 million (9%) decrease in the first quarter of 2004 from the first quarter of 2003 resulted mainly from our November 1, 2003 acquisition of the remaining approximate 32% ownership interest in MidTex Gas Storage Company, LLP that we did not already own, thereby eliminating the minority interest related to MidTex.

Financial Condition

  The following table illustrates the sources of our invested capital. Since December 31, 2003, we have strengthened our balance sheet as we have reduced our debt to total capitalization ratio by about 2% (from 54.7% at December 31, 2003 to 52.6% at March 31, 2004). In addition to our results of operations, these balances are affected by our financing activities as discussed below (dollars in thousands):

                                                      March 31,   December 31,
                                                      ---------   ------------
                                                        2004         2003
                                                      ---------   ------------
        Long-term debt, excluding market
         value of interest rate swaps..............   $4,066,860   $4,316,678
        Minority interest..........................       42,009       40,064
        Partners' capital..........................    3,697,700    3,510,927
                                                      ----------   ----------
         Total capitalization......................    7,806,569    7,867,669
        Short-term debt, less cash and
         cash equivalents..........................       86,622      (21,081)
                                                      ----------   ----------
         Total invested capital....................   $7,893,191   $7,846,588
                                                      ==========   ==========

        Capitalization:
          Long-term debt, excluding market
           value of interest rate swaps............         52.1%        54.9%
          Minority interest........................          0.5%         0.5%
          Partners' capital........................         47.4%        44.6%
                                                      ----------   ----------
                                                           100.0%       100.0%
                                                      ==========   ==========

                                                        March 31,   December 31,
                                                        ---------   ------------
                                                           2004         2003
                                                        ----------   ----------
        Invested Capital:
         Total debt, less cash and cash equivalents
          and excluding market value of interest
          rate swaps...............................         52.6%        54.7%
         Partners' capital and minority interest...         47.4%        45.3%
                                                      ----------   ----------
                                                           100.0%       100.0%
                                                      ==========   ==========

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

  Currently, we do not anticipate any liquidity problems.

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

  As of March 31, 2004, our budgeted expenditures for the remaining nine months of 2004 for sustaining capital spending were approximately $95.8 million. This amount has been committed primarily for the purchase of plant and equipment and is based on the payments we expect to make as part of our 2004 sustaining capital expenditure plan. All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary.

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

  Operating Activities

  Net cash provided by operating activities was $270.1 million for the three months ended March 31, 2004, versus $171.2 million in the comparable period of 2003. The period-to-period increase of $98.9 million (58%) in cash flow from operations resulted chiefly from a $52.9 million increase in cash inflows relative to net changes in working capital items and a $46.4 million increase in cash from overall higher partnership income, net of non-cash items including depreciation charges and undistributed earnings from equity investments.

  The increase in funds generated by working capital was mainly due to higher settlements of related party payables during the first three months of 2003, primarily associated with reimbursements to KMI for costs related to the construction of our Mier-Monterrey Pipeline and for general and administrative services. The increase in funds from overall higher partnership income in the first quarter of 2004 compared to the first quarter of 2003 reflects the additional contributions we received from our predominantly fee-based business portfolio of assets.

  Investing Activities

  Net cash used in investing activities was $196.6 million for the three month period ended March 31, 2004, compared to $158.5 million in the comparable 2003 period. The $38.1 million (24%) increase in cash used in investing activities was primarily attributable to higher expenditures made for strategic acquisitions in the first three months of 2004. For the three months ended March 31, 2004, our acquisition outlays totaled $50.3 million, including $48.1 million for the acquisition of seven refined petroleum products terminals in the southeastern United States from Exxon Mobil Corporation. For the three months ended March 31, 2003, our acquisitions of assets and investments totaled $5.6 million, including $3.5 million used to acquire the remaining 50% ownership interest in ICPT, L.L.C., a small liquids pipeline limited liability company associated with our St. Gabriel liquids terminal business. For more information on our acquisitions, see Note 2 to the Consolidated Financial Statements included elsewhere in this report.

  We also used more funds for capital additions and internal expansion projects during the first quarter of 2004 compared to the first quarter of 2003. Including expansion and maintenance projects, our capital expenditures were $149.7 million in the first three months of 2004 versus $145.8 million in the same year-ago period. The $3.9 million (3%) increase was mainly due to higher capital investment in our Products Pipelines and CO2 business segments. Our sustaining capital expenditures were $20.2 million for the first three months of 2004 compared to $17.1 million for the first three months of 2003.

  We continue to expand and grow our existing businesses and have current projects in place that will significantly add throughput capacity to our refined products pipelines and increase our carbon dioxide flooding operations. We have begun the previously announced expansion of our Pacific operations' East Line pipeline. When completed, the expansion will increase capacity on our El Paso, Texas to Tucson, Arizona pipeline by approximately 56%, and on our Tucson to Phoenix, Arizona pipeline by approximately 80%. As of March 31, 2004, we have invested approximately $13.6 million to complete the replacement of a 12-mile segment of 8-inch diameter pipeline within the city of Tucson, with a 12-inch diameter line. The East Line expansion project is expected to cost approximately $200 million, and the start-up for the expansion is expected to be sometime in the fourth quarter of 2005 or the first quarter of 2006.

  The overall period-to-period increase in funds used in investing activities includes a $9.0 million decrease in contributions to equity investments in the first quarter of 2004, compared to the first quarter of 2003. The decrease relates to an $8.4 million contribution to Plantation Pipe Line Company in the first quarter of 2003. The contribution was made for our share of an environmental-related litigation settlement reached between Plantation and various plaintiffs.

  Financing Activities

  Net cash used in financing activities amounted to $50.0 million for the three months ended March 31, 2004 and $17.0 million for the same prior-year period. The $33.0 million (194%) increase in the first quarter of 2004 over the comparable 2003 period was the result of a $260.9 million decrease in cash flows from overall debt financing activities, a $24.3 million decrease in cash flows resulting from higher distributions to our partners, and a $252.2 million increase in cash flows from additional partnership equity issuances.

  The increase from financing activities, consisting of both issuance and payments of debt, was due to the higher acquisition and capital investment expenditures that we made during the first quarter of 2004, as described above in our discussion of Investing Activities. Distributions to partners, consisting of all limited partners, our general partner and minority interests, totaled $184.7 million in the first three months of 2004 compared to $160.4 million in the same year-earlier period. The increase in distributions was due to an increase in the per unit cash distributions paid, an increase in the number of units outstanding and an increase in our general partner incentive distributions.

The increase in our general partner incentive distributions resulted from both increased cash distributions per unit and an increase in the number of common units and i-units outstanding.

  The period-to-period increase in cash flows from partnership equity issuance primarily relates to the cash received from our February 2004 issuance of common units and our March 2004 issuance of i-units. On February 9, 2004, we issued, in a public offering, an additional 5,300,000 of our common units at a price of $46.80 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, we received net proceeds of $237.8 million for the issuance of these common units. On March 25, 2004, we issued an additional 360,664 of our i-units to KMR at a price of $41.59 per share, less closing fees and commissions. After fees, we received net proceeds of $14.9 million for the issuance of these i-units. We used the proceeds from each of these issuances to reduce the borrowings under our commercial paper program.

  On February 13, 2004, we paid a quarterly distribution of $0.68 per unit for the fourth quarter of 2003, 9% greater than the $0.625 per unit distribution paid for the fourth quarter of 2002. We paid this distribution in cash to our common unitholders and to our Class B unitholders. KMR, our sole i-unitholder, received 778,309 additional i-units based on the $0.68 cash distribution per common unit. For each outstanding i-unit that KMR held, a fraction (0.015885) of an i-unit was issued. The fraction was determined by dividing $0.68, the cash amount distributed per common unit by $42.807, the average of KMR's shares' closing market prices from January 13-27, 2004, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

  On April 21, 2004, we declared a cash distribution for the quarterly period ended March 31, 2004, of $0.69 per unit. The distribution will be paid on or before May 14, 2004, to unitholders of record as of April 30, 2004. Our common unitholders and Class B unitholders will receive cash. KMR, our sole i-unitholder, will receive a distribution in the form of additional i-units based on the $0.69 distribution per common unit. The number of i-units distributed will be 872,958. For each outstanding i-unit that KMR holds, a fraction of an i-unit (0.017412) will be issued. The fraction was determined by dividing $0.69, the cash amount distributed per common unit by $39.627, the average of KMR's shares' closing market prices from April 14-27, 2004, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.
  We believe that future operating results will continue to support similar levels of quarterly cash and i-unit distributions; however, no assurance can be given that future distributions will continue at such levels.

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

  Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. Our general partner's incentive distribution for the distribution that we declared for the first quarter of 2004 was $90.7 million. Our general partner's incentive distribution for the distribution that we declared for the first quarter of 2003 was $75.5 million. Our general partner's incentive distribution that we paid during the first quarter of 2004 to our general partner (for the fourth quarter of 2003) was $85.8 million. Our general partner's incentive distribution that we paid during the first quarter of 2003 to our general partner (for the fourth quarter of 2002) was $72.5 million. All partnership distributions we declare for the fourth quarter of each year are declared and paid in the first quarter of the following year.

  On January 14, 2004, we entered into a $50 million letter of credit that supports our hedging of commodity price risks involved from the sale of natural gas, natural gas liquids, oil and carbon dioxide.

  There have been no material changes in either certain contractural obligations or our obligations with respect to other entities which are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2003 in our 2003 Form 10-K report.

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

   See Items 1 and 2 "Business and Properties--Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2003, for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2003 Form 10-K report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments. Our future results also could be adversely impacted by unfavorable results of litigation and the fruition of contingencies referred to in Note 3 to our Consolidated Financial Statements included elsewhere in this report.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

  There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2003, in Item 7A of our 2003 Form 10-K report. For more information on our risk management activities, see Note 10 to our consolidated financial statements included elsewhere in this report.


Item 4.  Controls and Procedures.

  As of March 31, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

   See Part I, Item 1, Note 3 to our consolidated financial statements entitled "Litigation and Other Contingencies," which is incorporated herein by reference.


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

31.1 -- Certification by CEO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -- Certification by CFO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -- Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -- Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------

   (b) Reports on Form 8-K

  Current report dated January 21, 2004 on Form 8-K was filed on January 29, 2004, pursuant to Items 7 and 12 of that form. In Item 12, we provided notice that on January 21, 2004, we issued a press release regarding our financial results for the quarter and year ended December 31, 2003 and held a webcast conference call on January 21, 2004 discussing those results. A copy of the earnings press release and an unedited transcript of the webcast conference call, prepared by an outside vendor, were filed pursuant to Item 7 as exhibits.

  Current report dated March 16, 2004 on Form 8-K was filed on March 18, 2004, pursuant to Item 7 of that form. We filed the Consolidated Balance Sheet at December 31, 2003, of Kinder Morgan G.P., Inc., our general partner and a wholly-owned subsidiary of Kinder Morgan, Inc. as an exhibit pursuant to Item 7 of that form.

  Current report dated April 21, 2004 on Form 8-K was filed on April 21, 2004, pursuant to Items 7 and 12 of that form. In Item 12, we provided notice that on April 21, 2004, we issued a press release regarding our financial results for the quarter ended March 31, 2004 and held a webcast conference call discussing those results. A copy of the earnings press release was filed in Item 7 as an exhibit pursuant to Item 12.

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

                       KINDER MORGAN ENERGY PARTNERS, L.P.
                       (A Delaware limited partnership)

                       By: KINDER MORGAN G.P., INC.,
                           its General Partner

                       By: KINDER MORGAN MANAGEMENT, LLC,
                           its Delegate

                           /s/ C. Park Shaper
                           ------------------------------
                           C. Park Shaper
                           Vice President and Chief Financial Officer of Kinder Morgan Management, LLC, Delegate of Kinder Morgan G.P., Inc. (principal financial officer and principal accounting officer)
                           Date: May 6, 2004