Form 10-Q
period 2004-06-30
KINDER MORGAN ENERGY PARTNERS L P
filed 2004-08-05
CIK 888228

F O R M 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004

                                       or

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

   The Registrant had 140,041,308 common units outstanding at July 31, 2004.

                 KINDER MORGAN ENERGY PARTNERS, L.P.
                          TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                     PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)...................................  3
          Consolidated Statements of Income - Three and Six Months
          Ended June 30, 2004 and 2003.....................................  3
          Consolidated Balance Sheets - June 30, 2004 and
          December 31, 2003................................................  4
          Consolidated Statements of Cash Flows - Six Months Ended
          June 30, 2004 and 2003...........................................  5
          Notes to Consolidated Financial Statements.......................  6

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................ 44
          Results of Operations............................................ 44
          Financial Condition.............................................. 55
          Information Regarding Forward-Looking Statements................. 59

Item 3: Quantitative and Qualitative Disclosures About Market Risk......... 61

Item 4: Controls and Procedures............................................ 61




                      PART II. OTHER INFORMATION

Item 1: Legal Proceedings.................................................. 62

Item 2: Changes in Securities, Use of Proceeds and Issuer
        Purchases of Equity Securities..................................... 62

Item 3: Defaults Upon Senior Securities.................................... 62

Item 4: Submission of Matters to a Vote of Security Holders................ 62

Item 5: Other Information.................................................. 62

Item 6: Exhibits and Reports on Form 8-K................................... 62


        Signatures......................................................... 64

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Unit Amounts)
                                   (Unaudited)

                                                                    Three Months Ended June 30,     Six Months Ended June 30,
                                                                    ---------------------------    --------------------------
                                                                         2004           2003            2004            2003
                                                                    -------------  -------------   -------------   ---------
Revenues
  Natural gas sales............................................     $ 1,449,493    $ 1,239,070     $ 2,775,787     $ 2,617,358
  Services.....................................................         380,301        346,888         752,421         681,829
  Product sales and other......................................         127,388         78,489         251,230         154,098
                                                                      ---------      ---------       ---------       ---------
                                                                      1,957,182      1,664,447       3,779,438       3,453,285
                                                                      ---------      ---------       ---------       ---------
Costs and Expenses
  Gas purchases and other costs of sales.......................       1,439,326      1,235,375       2,756,635       2,610,789
  Operations and maintenance...................................         119,397        100,247         230,589         192,784
  Fuel and power...............................................          38,004         23,779          71,512          48,917
  Depreciation, depletion and amortization.....................          69,878         53,758         137,409         103,563
  General and administrative...................................          39,457         35,685          87,711          71,726
  Taxes, other than income taxes...............................          19,756         16,041          39,076          30,792
                                                                      ---------      ---------       ---------       ---------
                                                                      1,725,818      1,464,885       3,322,932       3,058,571
                                                                      ---------      ---------       ---------       ---------

Operating Income...............................................         231,364        199,562         456,506         394,714

Other Income (Expense)
  Earnings from equity investments.............................          20,609         22,618          41,078          46,923
  Amortization of excess cost of equity investments............          (1,394)        (1,394)         (2,788)         (2,788)
  Interest, net................................................         (46,592)       (44,896)        (93,813)        (89,821)
  Other, net...................................................            (489)         1,508             254           1,785
Minority Interest..............................................          (2,462)        (2,125)         (4,543)         (4,339)
                                                                      ---------      ---------       ---------       ---------

Income Before Income Taxes and Cumulative Effect of a Change in
   Accounting Principle........................................         201,036        175,273         396,694         346,474

Income Taxes...................................................          (5,818)        (6,316)         (9,722)        (10,504)
                                                                      ----------     ----------      ----------      ----------

Income Before Cumulative Effect of a Change in Accounting
Principle.......................................................        195,218        168,957         386,972         335,970

Cumulative effect adjustment from change in accounting for asset
   retirement obligations......................................               -              -               -           3,465
                                                                      ---------      ---------       ---------       ---------

Net Income.....................................................       $ 195,218      $ 168,957       $ 386,972       $ 339,435
                                                                      =========      =========       =========       =========

Calculation of Limited Partners' interest in Net Income:
Income Before Cumulative Effect of a Change in Accounting
Principle.......................................................      $ 195,218      $ 168,957       $ 386,972       $ 335,970
Less: General Partner's interest...............................         (95,867)       (80,530)       (187,531)       (156,955)
                                                                      ----------     ----------      ----------      ----------
  Limited Partners' interest...................................          99,351         88,427         199,441         179,015
Add: Limited Partners' interest in Change in Accounting Principle             -              -               -           3,430
                                                                      ---------      ---------       ---------       ---------
  Limited Partners' interest in Net Income.....................       $  99,351      $  88,427       $ 199,441       $ 182,445
                                                                      =========      =========       =========       =========

Basic and Diluted Limited Partners' Net Income per Unit:
Income Before Cumulative Effect of a Change in Accounting             $    0.51      $    0.48       $    1.03       $    0.98
Principle.......................................................
Cumulative effect adjustment from change in accounting for asset
   retirement obligations......................................               -              -               -             0.02
                                                                      ---------      ---------       ---------       ----------
Net Income.....................................................       $    0.51      $    0.48       $    1.03       $    1.00
                                                                      =========      =========       =========       =========

Weighted average number of units used in computation of Limited Partners' Net
  Income per unit:
Basic..........................................................         195,949        183,595         194,231         182,492
                                                                      =========      =========       =========       =========

Diluted........................................................         196,030        183,706         194,316         182,614
                                                                      =========      =========       =========       =========

              The accompanying notes are an integral part of these consolidated financial statements.

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                  June 30,    December 31,
                                                                    2004         2003
                                                                ------------  ------------
Assets
Current Assets
   Cash and cash equivalents.........................     $      33,727     $      23,329
   Accounts and notes receivable, net
     Trade...........................................           709,396           562,974
     Related parties.................................            21,338            27,587
   Inventories
     Products........................................            10,751             7,214
     Materials and supplies..........................            11,318            10,783
   Gas imbalances
     Trade...........................................            22,087            36,449
     Related parties.................................             1,265             9,084
   Gas in underground storage........................             2,521             8,160
   Other current assets..............................            18,145            19,942
                                                          -------------     -------------
                                                                830,548           705,522
                                                          -------------     -------------

Property, Plant and Equipment, net...................         7,349,639         7,091,558
Investments..........................................           405,056           404,345
Notes receivable.....................................             2,422             2,422
Goodwill.............................................           726,470           729,510
Other intangibles, net...............................            14,499            13,202
Deferred charges and other assets....................           162,864           192,623
                                                          -------------     -------------
Total Assets.........................................     $   9,491,498     $   9,139,182
                                                          =============     =============



Liabilities and Partners' Capital
Current Liabilities
   Accounts payable
     Trade...........................................     $     631,869     $     477,783
     Related parties.................................             2,928                 -
   Current portion of long-term debt.................           363,710             2,248
   Accrued interest..................................            49,820            52,356
   Deferred revenues.................................             8,598            10,752
   Gas imbalances....................................            37,848            49,912
   Accrued other current liabilities.................           288,907           211,328
                                                          -------------     -------------
                                                              1,383,680           804,379
                                                          -------------     -------------

Long-Term Liabilities and Deferred Credits
   Long-term debt, outstanding.......................         3,932,614         4,316,678
   Market value of interest rate swaps...............            51,979           121,464
                                                          -------------     -------------
                                                              3,984,593         4,438,142

   Deferred revenues.................................            17,888            20,975
   Deferred income taxes.............................            38,838            38,106
   Asset retirement obligations......................            35,759            34,898
   Other long-term liabilities and deferred credits..           377,544           251,691
                                                          -------------     -------------
                                                              4,454,622         4,783,812
Commitments and Contingencies (Note 3)

Minority Interest....................................            41,501            40,064
                                                          -------------     -------------

Partners' Capital
   Common Units......................................         2,138,511         1,946,116
   Class B Units.....................................           118,763           120,582
   i-Units...........................................         1,580,271         1,515,659
   General Partner...................................            92,770            84,380
   Accumulated other comprehensive loss..............          (318,620)         (155,810)
                                                          --------------    --------------
                                                              3,611,695         3,510,927
Total Liabilities and Partners' Capital..............     $   9,491,498     $   9,139,182
                                                          =============     =============

              The accompanying notes are an integral part of these consolidated financial statements.

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        (Increase/(Decrease) in Cash and Cash Equivalents In Thousands)
                                   (Unaudited)

                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                                   2004            2003
                                                                               -----------      -----------
Cash Flows From Operating Activities
Net income................................................................     $  386,972       $  339,435
Adjustments to reconcile net income to net cash provided by operating activities:
  Cumulative effect adj. from change in accounting for asset retirement
  obligations.............................................................             --           (3,465)
  Depreciation, depletion and amortization................................        137,409          103,563
  Amortization of excess cost of equity investments.......................          2,788            2,788
  Earnings from equity investments........................................        (41,078)         (46,923)
Distributions from equity investments.....................................         35,005           43,696
Changes in components of working capital..................................         37,950          (55,600)
FERC rate reparations and refunds.........................................              -          (44,464)
Other, net................................................................         (3,240)          (2,932)
                                                                               -----------      -----------
  Net Cash Provided by Operating Activities...............................        555,806          336,098
                                                                               -----------      -----------

Cash Flows From Investing Activities
Acquisitions of assets....................................................        (51,679)         (33,739)
Additions to property, plant and equip. for expansion and maintenance
projects..................................................................       (339,525)        (273,402)
Sale of investments, property, plant and equipment, net of removal costs..          1,452            1,258
Contributions to equity investments.......................................         (3,875)         (11,199)
Other.....................................................................         (1,461)           7,088
                                                                               -----------      ----------
  Net Cash Used in Investing Activities...................................       (395,088)        (309,994)
                                                                               ----------       ----------

Cash Flows From Financing Activities
Issuance of debt..........................................................      2,744,061        2,064,865
Payment of debt...........................................................     (2,767,262)      (1,937,412)
Debt issue costs..........................................................           (317)          (1,059)
Proceeds from issuance of common units....................................        238,051          174,958
Proceeds from issuance of i-units.........................................         14,925               --
Contributions from General Partner........................................          3,272            1,533
Distributions to partners:
  Common units............................................................       (188,248)        (164,454)
  Class B units...........................................................         (7,279)          (6,721)
  General Partner.........................................................       (179,140)        (150,329)
  Minority interest.......................................................         (4,716)          (4,747)
Other, net................................................................         (3,667)           1,089
                                                                               -----------      ----------
  Net Cash Used in Financing Activities...................................       (150,320)         (22,277)
                                                                               -----------      -----------

Increase in Cash and Cash Equivalents.....................................         10,398            3,827
Cash and Cash Equivalents, beginning of period............................         23,329           41,088
                                                                               ----------       ----------
Cash and Cash Equivalents, end of period..................................     $   33,727       $   44,915
                                                                               ==========       ==========

Noncash Investing and Financing Activities:
  Assets acquired by the assumption of liabilities........................     $    3,724       $    1,905

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


2. Acquisitions and Joint Ventures

   During the first six months of 2004, we completed or made adjustments for the following significant acquisitions. Each of the acquisitions was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The preliminary allocation of assets and liabilities may be adjusted to reflect the final determined amounts during a short period of time following the acquisition. The results of operations from these acquisitions are included in our consolidated financial statements from the acquisition date.

                                                                         Allocation of Purchase Price
                                                           ---------------------------------------------------------
                                                                                (in millions)
                                                           ---------------------------------------------------------
                                                                                    Property     Deferred
                                                             Purchase    Current    Plant &      Charges     Minority
  Ref.  Date                Acquisition                        Price      Assets    Equipment     & Other    Interest
  ----  ------ ------------------------------------------   ----------  ---------  -----------  ----------  ----------
  (1)   11/03  Yates Field Unit and Carbon Dioxide Assets     $ 259.1     $ 3.6      $ 255.8        $ -       $ (0.3)
  (2)   12/03  ConocoPhillips Products Terminals.........        15.3         -         14.3        1.0            -
  (3)   12/03  Tampa, Florida Bulk Terminals.............        29.7         -         29.7          -            -
  (4)    3/04  ExxonMobil Products Terminals.............     $  50.8      $  -      $  50.8        $ -       $    -



  (1) Yates Field Unit and Carbon Dioxide Assets

  Effective November 1, 2003, we acquired certain assets in the Permian Basin of West Texas from a subsidiary of Marathon Oil Corporation. Our purchase price was approximately $259.1 million, consisting of $230.2 million in cash and the assumption of $28.9 million of liabilities. The assets acquired consisted of the following:

  o Marathon's approximate 42.5% interest in the Yates oil field unit. We previously owned a 7.5% ownership interest in the Yates field unit and we now operate the field;

  o Marathon's 100% interest in the crude oil gathering system surrounding the Yates field unit; and

  o Kinder Morgan Carbon Dioxide Transportation Company, formerly Marathon Carbon Dioxide Transportation Company. Kinder Morgan Carbon Dioxide Transportation Company owns a 65% ownership interest in the Pecos Carbon Dioxide Pipeline Company, which owns a 25-mile carbon dioxide pipeline. We previously owned a 4.27% ownership interest in the Pecos Carbon Dioxide Pipeline Company and accounted for this investment under the cost method of accounting. After the acquisition of our additional 65% interest in Pecos, its financial results are included in our consolidated results and we recognize the appropriate minority interest.

  We recorded our final purchase price adjustments in the first six months of 2004. The adjustments finalized the value of acquired working capital items on the acquisition date, primarily affecting product inventory balances and property tax liabilities. We received approximately $0.8 million from Marathon in the first six months of 2004 resulting from these purchase price adjustments. The acquisition complemented our existing carbon dioxide assets in the Permian Basin, increased our working interest in the Yates field to nearly 50% and allowed us to become the operator of the field. The acquired operations are included as part of our CO2 business segment.

  (2) ConocoPhillips Products Terminals

  Effective December 11, 2003, we acquired seven refined petroleum products terminals in the southeastern United States from ConocoPhillips Company and Phillips Pipe Line Company. Our purchase price was approximately $15.3 million, consisting of approximately $14.1 million in cash and $1.2 million in assumed liabilities. The terminals are located in Charlotte and Selma, North Carolina; Augusta and Spartanburg, South Carolina; Albany and Doraville, Georgia; and Birmingham, Alabama. We fully own and operate all of the terminals except for the Doraville, Georgia facility, which is operated and owned 70% by Citgo. As of our acquisition date, we expected to invest an additional $1.3 million in the facilities. Combined, the terminals have 35 storage tanks with total capacity of approximately 1.15 million barrels for gasoline, diesel fuel and jet fuel. As part of the transaction, ConocoPhillips entered into a long-term contract to use the terminals. The contract consists of a five-year terminaling agreement, an intangible asset which we valued at $1.0 million. The acquisition broadens our refined petroleum products operations in the southeastern United States as three of the terminals are connected to the Plantation pipeline system, which is operated and owned 51% by us. The acquired operations are included as part of our Products Pipelines business segment. Our allocation of the purchase price to assets acquired and liabilities assumed is preliminary, pending any minor purchase price adjustments that we expect to complete in the third quarter of 2004.

  (3) Tampa, Florida Bulk Terminals

  In December 2003, we acquired two bulk terminal facilities in Tampa, Florida for an aggregate consideration of approximately $29.7 million, consisting of $26.2 million in cash (including closing and related costs of approximately $1.3 million) and $3.5 million in assumed liabilities. As of our acquisition date, we expected to invest an additional $16.9 million in the facilities. The principal facility purchased was a marine terminal acquired from a subsidiary of IMC Global, Inc. We entered into a long-term agreement with IMC pursuant to which IMC will be the primary user of the facility, which we will operate and refer to as the Kinder Morgan Tampaplex terminal. The terminal sits on a 114-acre site, and serves as a storage and receipt point for imported ammonia, as well as an export location for dry bulk products, including fertilizer and animal feed. We closed on the Tampaplex portion of this transaction on December 23, 2003. The second facility purchased was the former Nitram, Inc. bulk terminal, which we plan to use as an inland bulk storage warehouse facility for overflow cargoes from our Port Sutton, Florida import terminal. We closed on the Nitram portion of this transaction on December 10, 2003. The acquired operations are included as part of our Terminals business segment and complement our existing business in the Tampa area by generating additional fee-based income. Our allocation of the purchase price to assets acquired and liabilities assumed is preliminary, pending final adjustments that may be necessary to value assumed property tax liabilities. We expect to make our final purchase price adjustments in the third quarter of 2004.

  (4) ExxonMobil Products Terminals

  Effective March 9, 2004, we acquired seven refined petroleum products terminals in the southeastern United States from Exxon Mobil Corporation. Our purchase price was approximately $50.8 million, consisting of approximately $48.1 million in cash and $2.7 million in assumed liabilities. The terminals are located in Collins, Mississippi; Knoxville, Tennessee; Charlotte and Greensboro North Carolina; and Richmond, Roanoke and Newington, Virginia. Combined, the terminals have a total storage capacity of approximately 3.2 million barrels for gasoline, diesel fuel and jet fuel. As part of the transaction, ExxonMobil has entered into a long-term contract to store products at the terminals. The acquisition enhances our terminal operations in the Southeast and complements our December 2003 acquisition of seven products terminals from ConocoPhillips Company and Phillips Pipe Line Company. The acquired operations will be included as part of our Products Pipelines business segment. Our allocation of the purchase price to assets acquired and liabilities assumed is preliminary, pending final purchase price adjustments that we expect to make in the third quarter of 2004.

  Pro Forma Information

  The following summarized unaudited pro forma consolidated income statement information for the six months ended June 30, 2004 and 2003, assumes that all of the acquisitions we have made and joint ventures we have entered into since January 1, 2003, including the ones listed above, had occurred as of the beginning of the period presented. We have prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed these acquisitions and joint ventures as of the beginning of the period presented or the results that will be attained in the future. Amounts presented below are in thousands, except for the per unit amounts:

                                                                                 Pro Forma
                                                                          Six Months Ended June 30,
                                                                         ---------------------------
                                                                             2004             2003
                                                                         ------------     ----------
                                                                                 (Unaudited)
   Revenues............................................................  $  3,782,355     $  3,521,156
   Operating Income....................................................       458,492          433,132
   Income Before Cumulative Effect of a Change in Accounting Principle.       388,845          366,810
   Net Income..........................................................  $    388,845     $    370,275
   Basic and Diluted Limited Partners' Net Income per unit:
    Income Before Cumulative Effect of a Change in Accounting Principle  $       1.04     $       1.15
    Net Income.........................................................  $       1.04     $       1.17

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

   A FERC administrative law judge held hearings in 1996, and issued an initial decision in September 1997. The initial decision held that all but one of SFPP's West Line rates were "grandfathered" under the Energy Policy Act of 1992 and therefore deemed to be just and reasonable; it further held that complainants had failed to prove "substantially changed circumstances" with respect to those rates and that they therefore could not be challenged in the Docket No. OR92-8 et al. proceedings, either for the past or prospectively. However, the initial decision also made rulings generally adverse to SFPP on certain cost of service issues relating to the evaluation of East Line rates, which are not "grandfathered" under the Energy Policy Act. Those issues included the capital structure to be used in computing SFPP's "starting rate base," the level of income tax allowance SFPP may include in rates and the recovery of civil and regulatory litigation expenses and certain pipeline reconditioning costs incurred by SFPP. The initial decision also held SFPP's Watson Station gathering enhancement service was subject to FERC jurisdiction and ordered SFPP to file a tariff for that service.

   The FERC subsequently reviewed the initial decision, and issued a series of orders in which it adopted certain rulings made by the administrative law judge, changed others and modified a number of its own rulings on rehearing. Those orders began in January 1999, with FERC Opinion No. 435, and continued through June 2003.

   The FERC affirmed that all but one of SFPP's West Line rates are "grandfathered" and that complainants had failed to satisfy the threshold burden of demonstrating "substantially changed circumstances" necessary to challenge those rates. The FERC further held that the one West Line rate that was not grandfathered did not need to be reduced. The FERC consequently dismissed all complaints against the West Line rates in Docket Nos. OR92-8 et al. without any requirement that SFPP reduce, or pay any reparations for, any West Line rate.

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

  Briefing in the Court of Appeals was completed in August 2003, and oral argument took place on November 12, 2003. On July 20,2004, the U.S. Court of Appeals for the District of Columbia Circuit issued an opinion affirming the FERC orders under review on most issues, vacating the tax provision that the FERC had allowed SFPP to include under the FERC's "Lakehead" policy giving a tax allowance to partnership pipelines and remanding for further FERC proceedings on other issues.

  The court held that, in the context of the Docket No. OR92-8, et al. proceedings, all of SFPP's West Line rates were grandfathered other than the charge for use of SFPP's Watson Station gathering enhancement facility and the rate for turbine fuel movements to Tucson under SFPP Tariff No. 18. It concluded that the FERC had a reasonable basis for concluding that the addition of a West Line origin point at East Hynes, California did not involve a new "rate" for purposes of the Energy Policy Act. It rejected arguments from West Line Shippers that certain protests and complaints had challenged West Line rates prior to the enactment of the Energy Policy Act.

  The court also held that complainants had failed to satisfy their burden of demonstrating substantially changed circumstances, and therefore could not challenge grandfathered West Line rates in the Docket No. OR92-8 et al. proceedings. It specifically rejected arguments that other shippers could "piggyback" on the special Energy Policy Act exception permitting Navajo to challenge grandfathered West Line rates, which Navajo had withdrawn under a settlement with SFPP. The court remanded the changed circumstances issue "for further consideration" by the FERC in light of the court's decision, described below, regarding SFPP's tax allowance. The FERC has previously held in the OR96-2 proceeding that the tax allowance policy should not be used as a stand-alone factor in determining when there have been substantially changed circumstances.

  The court upheld the FERC's rulings on most East Line rate issues. However, it found the FERC's reasoning inadequate on some issues, including the tax allowance.

  The court held the FERC had sufficient evidence to use SFPP's December 1988 stand-alone capital structure to calculate its starting rate base as of June 1985. It rejected SFPP arguments that would have resulted in a higher starting rate base.

  The court analyzed at length the tax allowance for pipelines that are organized as partnerships. It concluded that the FERC had provided "no rational basis" on the record before it for giving SFPP a tax allowance, and denied recovery by SFPP of "income taxes not incurred and not paid."

  The court accepted the FERC's treatment of regulatory litigation costs, including the limitation of recoverable costs and their offset against "unclaimed reparations" - that is, reparations that could have been awarded to parties that did not seek them. The court also accepted the FERC's denial of any recovery for the costs of civil litigation by East Line shippers against SFPP based on the 1992 re-reversal of the six-inch line between Tucson and Phoenix. However, the court did not find adequate support for the FERC's decision to allocate the limited litigation costs that SFPP was allowed to recover in its rates equally between the East Line and the West Line, and ordered the FERC to explain that decision further on remand.

  The court held the FERC had failed to justify its decision to deny SFPP any recovery of funds spent to recondition pipe on the East Line, for which SFPP had spent nearly $6 million between 1995 and 1998. It concluded that the Commission's reasoning was inconsistent and incomplete, and remanded for further explanation, noting that "SFPP's shippers are presently enjoying the benefits of what appears to be an expensive pipeline reconditioning program without sharing in any of its costs."

  The court affirmed the FERC's rulings on reparations in all respects. It held the Arizona Grocery doctrine did not apply to orders requiring SFPP to file "interim" rates, and that "FERC only established a final rate at the completion of the OR92-8 proceedings." It held that the Energy Policy Act did not limit complainants' ability to seek reparations for up to two years prior to the filing of complaints against rates that are not grandfathered. It rejected SFPP's arguments that the FERC should not have used a "test period" to compute reparations, that it should have offset years in which there were underrecoveries against those in which there were overrecoveries, and that it should have exercised its discretion against awarding any reparations in this case.

  The court also rejected:

  o Navajo's argument that its prior settlement with SFPP's predecessor did not limit its right to seek reparations;

  o Valero's argument that it should have been permitted to recover reparations in the Docket No. OR92-8 et al. proceedings rather than waiting to seek them, as appropriate, in the Docket No. OR96-2 et al. proceedings;

  o arguments that the former ARCO and Texaco had challenged East Line rates when they filed a complaint in January 1994 and should therefore be entitled to recover East Line reparations; and

  o Chevron's argument that its reparations period should begin two years before its September 1992 protest regarding the six-inch line reversal rather than its August 1993 complaint against East Line rates.

  We are currently in the process of reviewing the Court of Appeals decision and determining what effects the rulings made in it could have on our rates and obligation to pay additional reparations. We may seek rehearing before the Court of Appeals and/or review by the United States Supreme Court, as well as participate in any further proceedings before the FERC on remand.

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

  A hearing in this consolidated proceeding was held from October 2001 to March 2002. A FERC administrative law judge issued his initial decision on June 24, 2003. The initial decision found that, for the years at issue, the complainants had shown substantially changed circumstances for rates on SFPP's West, North and Oregon Lines and for SFPP's fee for gathering enhancement service at Watson Station and thus found that those rates should not be "grandfathered" under the Energy Policy Act of 1992. The initial decision also found that most of SFPP's rates at issue were unjust and unreasonable. The initial decision indicated that a phase two initial decision will address prospective rates and whether reparations are necessary. Issuance of the phase two initial decision is expected sometime in the third quarter of 2004.

  SFPP filed a brief on exceptions to the FERC that contested the findings in the initial decision. SFPP's opponents responded to SFPP's brief. On March 26, 2004, the FERC issued an order on the phase one initial decision. The FERC's phase one order reversed the initial decision by finding that SFPP's rates for its North and Oregon Lines should remain "grandfathered" and amended the initial decision by finding that SFPP's West Line rates (i) to Yuma, Tucson and CalNev, as of 1995, and (ii) to Phoenix, as of 1997, should no longer be "grandfathered" and are not just and reasonable. The FERC's phase one order did not address prospective West Line rates and whether reparations are necessary; as noted above, issuance of an initial decision on those issues from the presiding administrative law judge is currently pending. The FERC's phase one order also did not address the "grandfathered" status of the Watson Station fee, noting that issues regarding Watson Station are pending before the U.S. Court of Appeals for the District of Columbia Circuit and will be addressed once that court issues a ruling on those issues. Several of the participants in the proceeding requested rehearing of the FERC's phase one order, and several participants, including SFPP, have filed petitions with the United States Court of Appeals for the District of Columbia Circuit for review of the FERC's phase one order. FERC and Court action on those petitions is pending.

  The FERC's phase one order also held that SFPP failed to seek authorization for the accounting entries necessary to reflect in SFPP's books, and thus in its annual report to FERC ("FERC Form 6"), the purchase price adjustment

("PPA") arising from SFPP's 1998 acquisition by us. The phase one order directed SFPP to file for permission to reflect the PPA in its FERC Form 6 for the calendar year 1998 and each subsequent year. In its April 26, 2004 compliance filing, SFPP noted that it had previously requested such permission and that the FERC's regulations require an oil pipeline to include a PPA in its Form 6 without first seeking FERC permission to do so. Several parties protested SFPP's compliance filing. SFPP answered those protests, and FERC action on this matter is pending.

  Once the administrative law judge issues his non-binding phase two initial decision, and that decision is briefed by the parties, the FERC will consider that portion of the proceeding. After reviewing the initial decision, the FERC could determine that it is necessary to lower SFPP's "ungrandfathered" rates prospectively and that complaining shippers are entitled to reparations for prior periods. A FERC order addressing the initial decision is not expected before the second quarter of 2005.

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

  We previously estimated that shippers sought reparations of $154 million and prospective rate reductions with an aggregate average annual impact of $45 million. The estimated reparations relief sought by shippers has been reduced as a result of the FERC's decision to reverse the administrative law judge's decision to "ungrandfather" the rates from the North and Oregon Lines. However, our previous estimates assumed that any potential rate reductions would be implemented in January 2004 and reparations and accrued interest thereon would be paid in January 2005. If we were to maintain these timing assumptions, the estimated reparations including accrued interest thereon, and prospective annual rate reductions would have been reduced to approximately $140 million and $44 million, respectively. Extending the assumed timing for implementation of rate reductions and the payment of reparations has the effect of increasing total reparations and the interest accruing on the reparations. For each calendar quarter of delay in the implementation of rate reductions sought, we estimate that reparations and accrued interest accumulates by approximately $9 million. We now assume that any potential rate reductions will be implemented early in the second quarter of 2005 and that reparations and accrued interest thereon will be paid early in the second quarter of 2006. We continue to estimate the combined annual impact of the rate reductions and the capital costs associated with financing the payment of reparations sought by shippers and accrued interest thereon to be approximately 15 cents of distributable cash flow per unit. We believe, however, that the ultimate resolution of these complaints will be for amounts substantially less than the amounts sought.

  Chevron complaint OR02-4 proceedings. On February 11, 2002, Chevron, an intervenor in the Docket No. OR96-2, et al. proceeding, filed a complaint against SFPP in Docket No. OR02-4 along with a motion to consolidate the complaint with the Docket No. OR96-2, et al. proceeding. On May 21, 2002, the FERC dismissed Chevron's complaint and motion to consolidate. Chevron filed a request for rehearing, which the FERC dismissed on September 25, 2002. In October 2002, Chevron filed a request for rehearing of the FERC's September 25, 2002 Order, which the FERC denied on May 23, 2003. On July 1, 2003, Chevron filed a petition for review of this denial at the U.S. Court of Appeals for the District of Columbia Circuit. On August 18, 2003, SFPP filed a motion to dismiss Chevron's petition on the basis that Chevron lacks standing to bring its appeal and that the case is not ripe for review. Chevron answered on September 10, 2003. SFPP's motion was pending, when the Court of Appeals, on December 8, 2003, granted Chevron's motion to hold the case in abeyance pending the outcome of the appeal of the Docket No. OR92-8, et al. proceeding. On January 8, 2004, the Court of Appeals granted Chevron's motion to have its appeal of the FERC's decision in Docket No. OR03-5 (see below) consolidated with Chevron's appeal of the FERC's decision in the Docket No. OR02-4 proceeding. Chevron continues to participate in the Docket No. OR96-2 et al. proceeding as an intervenor.

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

  Rate Case

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

  Certain shippers and Trailblazer sought rehearing of the May 23, 2003 order. Trailblazer made its compliance filing on June 20, 2003. The tariff changes under the May 23, 2003 order were made effective as of May 23, 2003, except that Trailblazer filed to make the revised credit procedures effective August 15, 2003. In an order issued July 13, 2004, the FERC accepted Trailblazer's compliance filing of June 20, 2003, but required some minor changes, and denied the rehearing requests.

  With respect to the rate review portion of the case, direct testimony was filed by the FERC Staff and the Indicated Shippers on May 22, 2003 and cross-answering testimony was filed by the Indicated Shippers on June 19, 2003. Trailblazer's answering testimony was filed on July 29, 2003.

  On September 22, 2003, Trailblazer filed an offer of settlement with the FERC with respect of the rate review portion of the case. Under the settlement, Trailblazer's rate would be reduced effective January 1, 2004, from $0.12 to $0.09 per dekatherm of natural gas, and Trailblazer would file a new rate case to be effective January 1, 2010.

  On January 23, 2004, the FERC issued an order approving, with modification, the settlement that was filed on September 22, 2003. The FERC modified the settlement to expand the scope of severance of contesting parties to present and future direct interests, including capacity release agreements. The settlement had provided the scope of the severance to be limited to present direct interests. On February 20, 2004, Trailblazer filed a letter with the FERC accepting the modifications to the settlement. As of March 1, 2004, all members of the Indicated Shippers group opposing the settlement had filed to withdraw their opposition. On April 9, 2004, the FERC accepted tariff sheets setting out the settlement rates and, recognizing that the settlement is now unopposed, dismissed the pending initial decision on Trailblazer's rates as moot. The settlement rates were put into effect January 1, 2004. On March 26, 2004, Trailblazer refunded approximately $0.9 million to shippers covering the period January 1, 2004 through February 29, 2004 pursuant to the terms of the rate case settlement. On July 13, 2004, the FERC issued an order requiring Trailblazer to refund additional amounts to shippers previously contesting the settlement. Trailblazer issued these additional refunds, totaling approximately $73,000 on July 23, 2004.

  Fuel Tracking Filing

  On March 31, 2004, Trailblazer made its annual filing to revise its fuel tracker percentage (its fuel rate) applicable to its expansion shippers. In the filing, Trailblazer proposed to reduce its fuel rate from the previous level of 2.0% to 1.57%. On April 12, 2004, Marathon Oil Company filed a protest stating that Trailblazer overstated projected volumes at the Station 601 compressor facility and proposed that the volumes at the station be reduced, which would result in a reduction of the fuel rate to 1.20%. On April 30, 2004, the FERC issued an order allowing Trailblazer to place its proposed 1.57% fuel rate into effect, subject to refund, on May 1, 2004. The order also established a comment procedure, pursuant to which Trailblazer filed comments supporting its proposal on May 20, 2004 and Marathon filed reply comments on June 1, 2004. On July 9, 2004, the FERC issued an order adopting Marathon's position. Pursuant to the order, Trailblazer is to file revised tariff sheets adjusting its fuel rate to 1.20% and refund to its customers with interest any amounts it over collected.

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

  Trailblazer made those modifications in a further compliance filing submitted to the FERC on May 16, 2003. Certain shippers have filed a limited protest regarding that compliance filing. The compliance filing is pending

FERC action. Under the FERC's orders, limited aspects of Trailblazer's plan (revenue crediting) were effective as of May 1, 2003. The entire plan went into effect on December 1, 2003.

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

  On April 16, 2004, the FERC issued Order No. 2004-A. The FERC extended the effective date of the new Standards of Conduct from June 1, 2004, to September 1, 2004. Otherwise, the FERC largely denied rehearing of Order No. 2004, but provided further clarification or adjustment in several areas. The FERC continued the exemption for local distribution companies which do not make off-system sales, but clarified that the local distribution company exemption still applies if the local distribution company is also a Hinshaw pipeline. The FERC also clarified that a local distribution company can engage in certain sales and other energy affiliate activities to the limited extent necessary to support sales to customers located on its distribution system, and sales necessary to remain in balance under pipeline tariffs, without becoming an energy affiliate. The FERC declined to exempt producers. The FERC also declined to exempt intrastate and Hinshaw pipelines, processors and gatherers, but did clarify that such entities will not be energy affiliates if they do not participate in gas or electric commodity markets, interstate capacity markets (as capacity holder, agent or manager), or in financial transactions related to such markets.

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

  On July 21, 2004, Trailblazer Pipeline Company and Kinder Morgan Interstate Gas Transmission LLC filed additional requests for limited exemptions from certain requirements of FERC Order 2004. These exemptions requested relief from the independent functioning and information disclosure requirements of Order 2004. The exemption requests propose to treat as energy affiliates, within the meaning of Order 2004, two groups of employees: individuals in the Choice Gas Group within KMI's Retail operations and individuals in the Commodity sales and purchase group within our Texas intrastate natural gas group. Order 2004 regulations governing relationships between interstate pipelines and their energy affiliates would apply to relationships with these two groups. Under these proposals, certain critical operating functions could continue to be shared. We also requested an extension of time for full compliance with the Standards of Conduct until 90 days after FERC acts on these exemption requests. We expect the one-time costs of compliance with the Order, assuming the request to exempt intrastate pipeline affiliates is granted, to range from $600,000 to $700,000, to be shared between us and KMI.

  On August 2, 2004, the FERC issued Order No. 2004-B. In this order, the
FERC extended the effective date of the new Standards of Conduct from September 1, 2004 to September 22, 2004. Also in this order, among other actions, the FERC denied the request for rehearing made by our interstate pipelines to clarify the applicability of the LDC and Parent Company exemptions to them. The July 21, 2004 joint request for limited exemption from certain requirements described above remains pending at the FERC.

  On February 11, 2004, the FERC approved a final rule in Docket No. RM03-8-000 requiring jurisdictional entities to file quarterly financial reports with the FERC. Electric utilities, natural gas companies, and licensees will file Form 3-Q, while oil pipeline companies will submit Form 6-Q. The final rule also adopts some minimal changes to the annual financial reports filed with the FERC. The final rule modifies the Notice of Proposed Rulemaking by eliminating the management discussion and analysis section from both the quarterly and annual reports, and eliminating the use of fourth quarter data in the annual report. In addition, the final rule eliminates the cash management notification requirement adopted in FERC Order No. 634-A. The FERC said it will also use the quarterly financial information when reviewing the adequacy of traditional cost-based rates. On June 22, 2004, the FERC issued an order granting an extension of time for the filing of the quarterly financial reports for the first and second quarters of 2004. The first quarter reports for major public utilities, licensees and natural gas companies will be due on August 23, 2004, and the second quarter reports will be due September 23, 2004. For non-major public utilities, licensees, natural gas companies, and all oil pipeline companies, the first quarter reports will be due on September 3, 2004, and the second quarter reports will be due October 7, 2004. After the transition period, major public utilities, licensees and natural gas companies will file quarterly reports 60 days after the end of the quarter; non-major public utilities, licensees, natural gas companies, and all oil pipeline companies will file 70 days after the end of the quarter.

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

  On July 20, 2004, the United States Court of Appeals for the District of Columbia Circuit issued its opinion in BP West Coast Products, LLC, v. Federal Energy Regulatory Commission, No. 99-1020, On Petitions for Review of Orders of the Federal Energy Regulatory Commission (Circuit opinion), addressing in part the tariffs of SFPP, L.P. Among other things, the Circuit opinion vacated the income tax allowance portion of the FERC opinion and order allowing recovery in SFPP's rates for income taxes and remanded this and other matters for further proceedings consistent with the Circuit opinion. By its terms, the opinion only pertains to SFPP, L.P. and it is based on the record in that case.

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

  Kinder Morgan CO2 Company, L.P., Kinder Morgan G.P., Inc., and Cortez Pipeline Company are among the named defendants in Shores, et al. v. Mobil Oil Corp., et al., No. GC-99-01184 (Statutory Probate Court, Denton County, Texas filed December 22, 1999) and First State Bank of Denton, et al. v. Mobil Oil Corp., et al., No. 8552-01 (Statutory Probate Court, Denton County, Texas filed March 29,
2001). These cases involve claims brought on behalf of classes of overriding royalty interest owners (Shores) and royalty interest owners (Bank of Denton) for underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit. The plaintiffs' claims include claims for breach of contractual duties and covenants, breach of agency duties, civil conspiracy, and declaratory relief. In addition to their claims for actual damages, plaintiffs seek an equitable accounting, imposition of a constructive trust over the defendants' interests, and punitive damages. After the trial court certified classes in both cases, the Fort Worth Court of Appeals reversed and vacated the trial court's class certification order in Shores because the trial court lacked jurisdiction to certify a class. The court of appeals also ruled that most of the named plaintiffs in Shores could not establish proper venue in Denton County and dismissed those parties' claims. The trial court's class certification order in Bank of Denton is currently on appeal to the Fort Worth Court of Appeals, but the plaintiffs have filed a motion with the trial court to vacate its class certification order, which was unopposed by the defendants. This motion was granted in May 2004. The remaining claims in the Shores and Bank of Denton cases are scheduled to go to trial on November 30, 2004.

  On May 13, 2004, William Armor, one of the former plaintiffs in the Shores matter whose claims were dismissed for improper venue by the Court of Appeals, filed a new case alleging the same claims against the same defendants as he had previously asserted in the Shores case. Armor v. Shell Oil Company, et al, No. 04-03559 (14th Judicial

District, Dallas County Court). Defendants filed their answers and special exceptions on June 4, 2004. Trial, if necessary, has been scheduled for July 25, 2005.


  Shell CO2 Company, Ltd., predecessor in interest to Kinder Morgan CO2 Company, L.P., is among the named counter-claim defendants in Shell Western E&P Inc. v. Gerald O. Bailey and Bridwell Oil Company; No. 98-28630 (215th Judicial District Court, Harris County, Texas filed June 17, 1998) (the "SWEPI Action"). The counter-claim plaintiffs are overriding royalty interest owners in the McElmo Dome Unit and have sued for underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit. The counter-claim plaintiffs have asserted claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, negligence, negligence per se, unjust enrichment, violation of the Texas Securities Act, and open account. Counter-claim plaintiffs seek actual damages, punitive damages, an accounting, and declaratory relief. The trial court granted a series of summary judgment motions filed by counter-claim defendants on all of plaintiffs' counter-claims except for the fraud-based claims. The parties agreed to abate the case pending settlement efforts. While the agreed abatement period has lapsed, no current trial date is set.

  On March 1, 2004, Bridwell Oil Company, one of the named defendants/counter-claim plaintiffs in the SWEPI Action filed a new matter in which it asserts claims which are virtually identical to the counterclaims it asserts in the SWEPI Action against virtually the same parties. Bridwell Oil Co. v. Shell Oil Co. et al, No. 160,199-B (78th Judicial District, Wichita County Court). On June 25, 2004, defendants filed answers, special exceptions, pleas in abatement and motions to transfer venue back to the Harris County District Court, which motions are currently pending.

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

  United States of America, ex rel., Jack J. Grynberg v. K N Energy

  Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado. This action was filed on June 9, 1997 pursuant to the federal False Claim Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). Certain entities we acquired in the Kinder Morgan Tejas acquisition are also defendants in this matter. An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. In 1999, these cases were consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. The multidistrict litigation matter is called In Re Natural Gas Royalties Qui Tam Litigation, Docket No. 1293. Motions to dismiss were filed and an oral argument on the motion to dismiss occurred on March 17, 2000. On July 20, 2000, the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases, referred to as valuation claims. Judge Downes denied the defendant's motion to dismiss on May 18, 2001. The United States' motion to dismiss most of plaintiff's valuation claims has been granted by the court. Grynberg has appealed that dismissal to the 10th Circuit, which has requested briefing regarding its jurisdiction over that appeal. Discovery to determine issues related to the Court's subject matter jurisdiction, arising out of the False Claims Act is complete and briefing is underway. On May 7, 2003, Grynberg sought leave to file a Third Amended Complaint, which adds allegations of undermeasurement related to CO2 production. Defendants have filed briefs opposing leave to amend.

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

  In September 2003 and then again in November 2003, Sweatman and Paz filed their third and fourth amended petitions, respectively, asserting all of the claims for relief described above. In addition, the plaintiffs asked that the court impose a constructive trust on (i) the proceeds of the sale of Tejas and
(ii) any monies received by any Kinder Morgan entity for sales of gas to any Entex/Reliant entity following June 30, 2002 that replaced volumes of gas previously sold under contracts to which Sweatman and Paz had a participating interest pursuant to the joint venture agreement between Tejas, Sweatman and Paz. In October 2003, the court granted, and then rescinded its order after a motion to reconsider heard on February 13, 2004, a motion for partial summary judgment on the issue of the existence of a fiduciary duty. We believe this suit is without merit and we intend to defend the case vigorously. We have moved for summary judgment on all of Sweatman's claims, asserting that even in the light most favorable to Sweatman's assertions, there is no issue of material fact on whether Sweatman even owned an interest in the underlying gas sales agreements in dispute. That motion is presently set for hearing on August 13, 2004. Trial of the case is set preferentially for January 17, 2005.

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

  Also on June 20, 2003, the plaintiffs in the Galaz matters filed yet another Complaint for Class Action in the United States District Court for the District of Nevada (the "Galaz III" matter) asserting the same claims in United States District Court for the District of Nevada on behalf of the same purported class against virtually the same defendants, including us. The Kinder Morgan defendants filed a Motion to Dismiss the Galaz III matter on August 15, 2003. On October 3, 2003, the plaintiffs filed a Motion for Withdrawal of Class Action, which voluntarily drops the class action allegations from the matter and seeks to have the case proceed on behalf of the Galaz family only. On December 5, 2003, the District Court granted the Kinder Morgan defendants' Motion to Dismiss, but granted plaintiff leave to file a second Amended Complaint. Plaintiff filed a Second Amended Complaint on December 13, 2003, and a Third Amended Complaint on January 5, 2004. The Kinder Morgan defendants filed a Motion to Dismiss the Third Amended Complaint on January 13, 2004. The Motion to Dismiss was granted with prejudice on April 30, 2004. On May 7, 2004, Plaintiff filed a Notice of Appeal in the United States Court of Appeals for the 9th Circuit, which appeal is currently pending.

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

  On August 28, 2003, a separate group of plaintiffs, represented by the counsel for the plaintiffs in the Jernee matter, individually and on behalf of Stephanie Suzanne Sands, filed a civil action in the Nevada State trial court against us and several Kinder Morgan related entities and individuals and additional unrelated defendants ("Sands"). Plaintiffs in the Sands matter claim that defendants negligently and intentionally failed to inspect, repair and replace unidentified segments of their pipeline and facilities, allowing "harmful substances and emissions and gases" to damage "the environment and health of human beings." Plaintiffs claim that Stephanie Suzanne Sands' death was caused by leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins. Plaintiffs purport to assert claims for wrongful death, premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability, and aiding and abetting, and seek unspecified special, general and punitive damages. The Kinder Morgan defendants were served with the Complaint on January 10, 2004. On February 26, 2004, the Kinder Morgan defendants filed a Motion to Dismiss and a Motion to Strike, which motions are currently pending. In addition, plaintiffs and the defendant City of Fallon have appealed the Trial Court's ruling on initial procedural matters concerning proper venue and a peremptory challenge of the trial judge by the plaintiffs. On April 27, 2004, the Nevada Supreme Court stayed the action pending resolution of these procedural matters on appeal.

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

  Exxon Mobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, Inc. and ST Services, Inc.

  On April 23, 2003, Exxon Mobil Corporation filed the Complaint in the Superior Court of New Jersey, Gloucester County. We filed our answer to the Complaint on June 27, 2003, in which we denied ExxonMobil's claims and allegations as well as included counterclaims against ExxonMobil. The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corp. from 1989 through September 2000, and owned currently by ST Services, Inc. Prior to selling the terminal to GATX Terminals, ExxonMobil performed an environmental site assessment of the terminal required prior to sale pursuant to state law. During the site assessment, ExxonMobil discovered items that required remediation and the New Jersey Department of Environmental Protection issued an order that required ExxonMobil to perform various remediation activities to remove hydrocarbon contamination at the terminal. ExxonMobil, we understand, is still remediating the site and has not been removed as a responsible party from the state's cleanup order; however, ExxonMobil claims that the remediation continues because of GATX Terminals' storage of a fuel additive, MTBE, at the terminal during GATX Terminals' ownership of the terminal. When GATX Terminals sold the terminal to ST Services, the parties indemnified one another for certain environmental matters. When GATX Terminals was sold to us, GATX Terminals' indemnification obligations, if any, to ST Services may have passed to us. Consequently, at issue is any indemnification obligations we may owe to ST Services in respect to environmental remediation of MTBE at the terminal. The Complaint seeks any and all damages related to remediating MTBE at the terminal, and, according to the New Jersey Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit for remediating MTBE at the terminal. The parties have recently completed discovery. We intend to take depositions of several key ST Services personnel who were involved in the transaction with GATX Terminals. Once the depositions are complete, the parties will discuss the effectiveness of various methods of alternative dispute resolutions in an effort to resolve the case.

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

  Plaintiff filed its Third Amended Petition on February 25, 2003. In its Third Amended Petition, Plaintiff alleges claims for breach of the Gas Processing Agreement and the Helium Extraction Agreement, requests a declaratory judgment and asserts claims for fraud by silence/bad faith, fraudulent inducement of the 1997 Amendment to the Gas Processing Agreement, civil conspiracy, fraud, breach of a duty of good faith and fair dealing, negligent misrepresentation and conversion. As of April 7, 2003, Plaintiff alleged economic damages for the period from November 1987 through March 1997 in the amount of $30.7 million. On May 2, 2003, Plaintiff added claims for the period from April 1997 through February 2003 in the amount of $12.9 million. On June 23, 2003, Plaintiff filed a Fourth Amended Petition that reduced its total claim for economic damages to $30.0 million. On October 5, 2003, Plaintiff filed a Fifth Amended Petition that purported to add a cause of action for embezzlement. On February 10, 2004, Plaintiff filed its Eleventh Supplemental Responses to Requests for Disclosure that restated its alleged economic damages for the period of November 1987 through December 2003 as approximately $37.4 million. The matter went to trial on June 21, 2004. On June 30, 2004, the jury returned a unanimous verdict in favor of all defendants as to all counts. The Plaintiff has stated that it is currently reviewing its appellate options.

  Although no assurances can be given, we believe that we have meritorious defenses to all of these actions, that, to the extent an assessment of the matter is possible, we have established an adequate reserve to cover potential liability, and that these matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

  Proposed Office of Pipeline Safety Civil Penalty and Compliance Order

  On July 15, 2004, the U.S. Department of Transportation's Office of Pipeline Safety ("OPS") issued a Proposed Civil Penalty and Proposed Compliance Order (the "Proposed Order") concerning alleged violations of certain federal regulations concerning our pipeline Integrity Management Program. The violations alleged in the Proposed Order are based upon the results of inspections of our Integrity Management Program at our products pipelines facilities in Orange, California and Doraville, Georgia conducted in April and June of 2003, respectively. As a result of the alleged violations, the OPS seeks to have us implement a number of changes to our Integrity Management Program and also seeks to impose a proposed civil penalty of $350,000. We have already addressed a number of the concerns identified by the OPS and intend to continue to work with the OPS to ensure that our Integrity Management Program satisfies all applicable regulations. However, we dispute some of the OPS findings and disagree that civil penalties are appropriate, and therefore intend to appeal the Proposed Order.

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

  According to ADEQ written policy, a Notice of Violation is not an enforcement action, and is instead "an enforcement compliance assurance tool used by ADEQ." ADEQ's policy also states that although ADEQ has the "authority to issue appealable administrative orders compelling compliance, a Notice of Violation has no such force or effect." As of June 30, 2004, ADEQ has not issued any such administrative orders. SFPP is currently in discussions with ADEQ regarding the investigation and remediation of the contamination resulting from the pipeline rupture and a mutually satisfactory resolution of the Notice of Violations.

  On March 30, 2004, the Texas Commission on Environmental Quality (TCEQ) issued a Notice of Enforcement Action related to our CO2 segment's Snyder Gas Plant. We are currently in settlement discussions with TCEQ regarding this issue.

  On April 28, 2004, we discovered a spill of diesel fuel into a marsh near Cordelia, California from a section of pipeline on our Pacific Operations. Current estimates indicate that the size of the spill was approximately 2,000 barrels. Upon discovery of the spill and notification to regulatory agencies, a unified response was implemented with the United States Coast Guard, the California Department of Fish and Game, the Office of Spill Prevention and Response and us. The damaged section of the pipeline has been removed and replaced, and the pipeline resumed operations on May 2, 2004. We are in the process of remediating the spill, and various governmental agencies are investigating the matter.

  In June 2004, we entered into discussions with the City of San Diego with respect to impacted groundwater beneath the City's stadium property in San Diego resulting from operations at the Mission Valley terminal facility. The City has requested that SFPP work with the City as they seek to re-develop options for the stadium area including future use of both groundwater aquifer and real estate development. The City of San Diego and SFPP are working cooperatively towards a long term plan as SFPP continues to remediate the impacted ground-water. This site has been under the regulatory oversight and order of the California Regional Water Quality Control Board.

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

  Although no assurance can be given, we believe that the ultimate resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of June 30, 2004, we have recorded a total reserve for environmental claims in the amount of $35.2 million. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur.

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

  In our CO2 business segment, we are required to plug and abandon oil wells that have been removed from service and to remove our surface wellhead equipment and compressors. As of June 30, 2004, we have recognized asset retirement obligations in the aggregate amount of $33.9 million relating to these requirements at existing sites within our CO2 business segment.

  In our Natural Gas Pipelines business segment, if we were to cease providing utility services, we would be required to remove surface facilities from land belonging to our customers and others. Our Texas intrastate natural gas pipeline group has various condensate drip tanks and separators located throughout its natural gas pipeline systems, as well as inactive gas processing plants, laterals and gathering systems which are no longer integral to the overall mainline transmission systems, and asbestos-coated underground pipe which is being abandoned and retired. Our Kinder Morgan Interstate Gas Transmission system has compressor stations which are no longer active and other miscellaneous facilities, all of which have been officially abandoned. We believe we can reasonably estimate both the time and costs associated with the retirement of these facilities. As of June 30, 2004, we have recognized asset retirement obligations in the aggregate amount of $2.7 million relating to the businesses within our Natural Gas Pipelines business segment.

  We have included $0.8 million of our total $36.6 million asset retirement obligations as of June 30, 2004 with "Accrued other current liabilities" in our accompanying consolidated balance sheet. The remaining $35.8 million obligation is reported separately as a non-current liability. No assets are legally restricted for purposes of settling our asset retirement obligations. A reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations for each of the six months ended June 30, 2004 and 2003 is as follows (in thousands):

                                                   Six Months Ended June 30,
                                                  ---------------------------
                                                     2004             2003
                                                  ----------       ---------
Balance at beginning of period................    $   35,708       $       -
Initial ARO balance upon adoption.............            -           14,125
Liabilities incurred..........................          130            2,208
Liabilities settled...........................         (307)            (318)
Accretion expense.............................        1,038              420
Revisions in estimated cash flows.............            -              208
                                                  ----------       ----------
Balance at end of period......................    $  36,569        $  16,643
                                                  ==========       ==========


5.  Distributions

  On May 14, 2004, we paid a cash distribution of $0.69 per unit to our common unitholders and to our Class B unitholders for the quarterly period ended March 31, 2004. KMR, our sole i-unitholder, received 872,958 additional i-units based on the $0.69 cash distribution per common unit. The distributions were declared on April 21, 2004, payable to unitholders of record as of April 30, 2004.

  On July 21, 2004, we declared a cash distribution of $0.71 per unit for the quarterly period ended June 30, 2004. The distribution will be paid on or before August 13, 2004, to unitholders of record as of July 31, 2004. Our common unitholders and Class B unitholders will receive cash. KMR will receive a distribution in the form of additional i-units based on the $0.71 distribution per common unit. The number of i-units distributed will be 920,140. For each outstanding i-unit that KMR holds, a fraction of an i-unit (0.018039) will be issued. The fraction was determined by dividing:

  o $0.71, the cash amount distributed per common unit

  by

  o $39.36, the average of KMR's limited liability shares' closing market prices from July 14-27, 2004, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

6. Intangibles

  Our intangible assets include goodwill, lease value, contracts and agreements. All of our intangible assets having definite lives are being amortized on a straight-line basis over their estimated useful lives. Following is information related to our intangible assets still subject to amortization and our goodwill (in thousands):

                                             June 30,        December 31,
                                           ----------       -------------
                                               2004             2003
            Goodwill
            Gross carrying amount......    $ 740,612        $   743,652
            Accumulated amortization...      (14,142)           (14,142)
                                           ---------        -----------
            Net carrying amount........      726,470            729,510
                                           ---------        -----------

            Lease value
            Gross carrying amount......        6,592              6,592
            Accumulated amortization...         (958)              (888)
                                           ---------        -----------
            Net carrying amount........        5,634              5,704
                                           ---------        -----------

            Contracts and other
            Gross carrying amount......        9,498              7,801
            Accumulated amortization...         (633)              (303)
                                           ---------        -----------
            Net carrying amount........        8,865              7,498
                                           ---------        -----------

            Total intangibles, net.....    $ 740,969        $   742,712
                                           =========        ===========

  Changes in the carrying amount of goodwill for the six months ended June 30, 2004 are summarized as follows (in thousands):

                                       Products    Natural Gas
                                      Pipelines     Pipelines         CO2        Terminals       Total
                                     -----------   -----------        ---        ---------       -----
Balance as of December 31, 2003      $   263,182   $   253,358   $    46,101    $   166,869   $   729,510
  Acquisitions                                 -             -             -              -             -
  Disposals - purchase price adjs.             -        (3,040)            -              -        (3,040)
  Impairment losses                            -             -             -              -             -
                                     -----------   -----------   -----------    -----------   -----------
Balance as of June30, 2004           $   263,182   $   250,318   $    46,101    $   166,869   $   726,470
                                     ===========   ===========   ===========    ===========   ===========

   Amortization expense on our intangibles consisted of the following (in thousands):

                                   Three Months Ended June 30,        Six Months Ended June 30,
                                   ---------------------------      ---------------------------
                                        2004            2003             2004            2003
                                  ------------    ------------     ------------    ----------
        Lease value............   $         34    $         35     $         70    $         70
        Contracts and other....            205              16              330              31
                                  ------------    ------------     ------------    ------------
        Total amortization.....   $        239    $         51     $        400    $        101
                                  ============    ============     ============    ============

  As of June 30, 2004, our weighted average amortization period for our intangible assets was approximately 25.2 years. Our estimated amortization expense for these assets for each of the next five fiscal years is approximately $1.0 million.

  In addition, pursuant to ABP No. 18, any premium paid by an investor, which is analogous to goodwill, must be identified. The premium, representing excess cost over underlying fair value of net assets accounted for under the equity method of accounting, is referred to as equity method goodwill, and is not subject to amortization but rather to impairment testing. The impairment test under APB No. 18 considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. This test requires equity method investors to continue to assess impairment of investments in investees by considering whether declines in the fair values of those investments, versus carrying values, may be other than temporary in nature. As of both June 30, 2004 and December 31, 2003, we have reported $150.3 million in equity method goodwill within the caption "Investments" in our accompanying consolidated balance sheets.

7. Debt

  Our outstanding short-term debt as of June 30, 2004 was $691.8 million. The balance primarily consisted of $487.5 million of commercial paper borrowings and $200 million of 8.0% senior notes due March 15, 2005. As of June 30, 2004, we intend and have the ability to refinance $328.1 million of our short-term debt on a long-term basis under our unsecured long-term credit facility. Accordingly, such amount has been classified as long-term debt in our accompanying consolidated balance sheet.

  The weighted average interest rate on all of our borrowings was approximately 4.742% during the second quarter of 2004 and 4.523% during the second quarter of 2003.

  Credit Facilities

  As of June 30, 2004, we had two credit facilities:

  o a $570 million unsecured 364-day credit facility due October 12, 2004; and

  o a $480 million unsecured three-year credit facility due October 15, 2005.

  Our credit facilities are with a syndicate of financial institutions. Wachovia Bank, National Association is the administrative agent under both credit facilities. There were no borrowings under either credit facility as of December 31, 2003 or as of June 30, 2004.

  The amount available for borrowing under our credit facilities as of June 30, 2004 is reduced by:

  o a $100 million letter of credit entered into on June 30, 2004 that supports our hedging of commodity price risks involved from the sale of natural gas, natural gas liquids, oil and carbon dioxide;

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

  In August 2004, we intend to replace our existing bank facilities with a $1.25 billion five-year revolving credit facility. This new credit facility, if completed as expected, will include covenants and require payment of facility fees that are similar in nature to the covenants and facility fees required by our current bank facilities as discussed in our Annual Report on Form 10-K for the year ended December 31, 2003.

  Interest Rate Swaps

  Information on our interest rate swaps is contained in Note 10.

  Commercial Paper Program

  As of both December 31, 2003 and June 30, 2004, our commercial paper program provided for the issuance of up to $1.05 billion of commercial paper. As of June 30, 2004, we had $487.5 million of commercial paper outstanding with an average interest rate of 1.2058%. Borrowings under our commercial paper program reduce the borrowings allowed under our credit facilities.

  Kinder Morgan Liquids Terminals LLC Debt

  Effective January 1, 2001, we acquired Kinder Morgan Liquids Terminals LLC. As part of our purchase price, we assumed debt of $87.9 million, consisting of five series of tax-exempt industrial revenue bonds. Kinder Morgan Liquids Terminals LLC was the obligor on the bonds, which consisted of the following:

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

  In May 2004, we exercised our right to call and retire all of the industrial revenue bonds (other than the $3.6 million of 6.625% bonds due February 1, 2024) prior to maturity at a redemption price of $84.3 million, plus approximately $1.9 million for interest, prepayment premiums and redemption fees. We borrowed the necessary funds under our commercial paper program. Pursuant to Accounting Principles Board Opinion No. 26, "Early Extinguishment of Debt," we recognized the $1.4 million excess of our reacquisition price over both the carrying value of the bonds and unamortized debt issuance costs as a loss on bond repurchases and we included this amount under the caption "Other, net" in our accompanying Consolidated Statements of Income.

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

  Cortez Pipeline Company Debt

  Pursuant to a certain Throughput and Deficiency Agreement, the owners of Cortez Pipeline Company (Kinder Morgan CO2 Company, L.P. - 50% owner; a subsidiary of Exxon Mobil Corporation - 37% owner; and Cortez Vickers Pipeline Company - 13% owner) are required, on a several, percentage ownership basis, to contribute capital to Cortez Pipeline Company in the event of a cash deficiency. The Throughput and Deficiency Agreement contractually supports the borrowings of Cortez Capital Corporation, a wholly-owned subsidiary of Cortez Pipeline Company, by obligating the owners of Cortez Pipeline Company to fund cash deficiencies at Cortez Pipeline Company, including cash deficiencies relating to the repayment of principal and interest on borrowings by Cortez Capital Corporation. Parent companies of the respective Cortez Pipeline Company owners further severally guarantee, on a percentage basis, the obligations of the Cortez Pipeline Company owners under the Throughput and Deficiency Agreement.

  Due to our indirect ownership of Cortez Pipeline Company through Kinder Morgan CO2 Company, L.P., we severally guarantee 50% of the debt of Cortez Capital Corporation. Shell Oil Company shares our several guaranty obligations jointly and severally through December 31, 2006 for Cortez Capital Corporation's debt programs in place as of April 1, 2000.

  As of June 30, 2004, the debt facilities of Cortez Capital Corporation consisted of:

  o $85 million of Series D notes due May 15, 2013;

  o a $175 million short-term commercial paper program; and

  o a $175 million committed revolving credit facility due December 22, 2004 (to support the above-mentioned $175 million commercial paper program).

  As of June 30, 2004, Cortez Capital Corporation had $126.8 million of commercial paper outstanding with an average interest rate of 1.1389%, the average interest rate on the Series D notes was 7.0835% and there were no borrowings under the credit facility.

  Plantation Pipe Line Company Debt

  On April 30, 1997, Plantation Pipe Line Company entered into a $10 million, ten-year floating-rate term credit agreement. We, as an owner of Plantation Pipe Line Company, severally guarantee this debt on a pro rata basis equivalent to our respective 51.17% ownership interest. During 1999, this agreement was amended to reduce the maturity date by three years. In April 2004, we extended the maturity to July 20, 2004.

  On July 20, 2004, Plantation paid the $10 million note outstanding and the $150.2 million outstanding under its commercial paper program with funds of $190 million borrowed from its owners. We funded $97.2 million, which corresponds to our 51.17% ownership interest in Plantation, in exchange for a seven year note receivable bearing interest at the rate of 4.72% per annum. The note provides for semiannual payments of principal and interest on December 31 and June 30 each year beginning on December 31, 2004 based on a 25 year amortization schedule, with a final principal payment of $156.6 million due July 20, 2011. We funded our advance of $97.2 million with borrowings under our commercial paper program. ExxonMobil owns the remaining approximate 49% interest in Plantation and funded the remaining $92.8 million on similar terms.

  Red Cedar Gas Gathering Company Debt

  In October 1998, Red Cedar Gas Gathering Company sold $55 million in aggregate principal amount of Senior Notes due October 31, 2010. The $55 million was sold in 10 different notes in varying amounts with identical terms.

  The Senior Notes are collateralized by a first priority lien on the ownership interests, including our 49% ownership interest, in Red Cedar Gas Gathering Company. The Senior Notes are also guaranteed by us and the other owner of Red Cedar Gas Gathering Company under joint and several liability. The principal is to be repaid in seven equal installments beginning on October 31, 2004 and ending on October 31, 2010. The $55 million was outstanding as of June 30, 2004.

  Nassau County, Florida Ocean Highway and Port Authority Debt

  Nassau County, Florida Ocean Highway and Port Authority is a political subdivision of the State of Florida. During 1990, Ocean Highway and Port Authority issued its Adjustable Demand Revenue Bonds in the aggregate principal amount of $38.5 million for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida. A letter of credit was issued as security for the Adjustable Demand Revenue Bonds and was guaranteed by the parent company of Nassau Terminals LLC, the operator of the port facilities. In July 2002, we acquired Nassau Terminals LLC and became guarantor under the letter of credit agreement. In December 2002, we issued a $28 million letter of credit under our credit facilities and the former letter of credit guarantee was terminated. As of June 30, 2004, this letter of credit was still outstanding under our credit facilities.

  Certain Relationships and Related Transactions

  KMI Asset Contributions

  In conjunction with our acquisition of Natural Gas Pipelines assets from KMI on December 31, 1999 and 2000, KMI became a guarantor of approximately $522.7 million of our debt. This amount has not changed as of December 31, 2003 and June 30, 2004. KMI would be obligated to perform under this guarantee only if we and/or our assets were unable to satisfy our obligations.

  For additional information regarding our debt facilities, see Note 9 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2003.


 8. Partners' Capital

   As of June 30, 2004 and December 31, 2003, our partners' capital consisted of the following limited partner units:

                                              June 30,      December 31,
                                          ---------------  --------------
                                                2004            2003
                                          ---------------  --------------

      Common units..................       140,039,908        134,729,258
      Class B units.................         5,313,400          5,313,400
      i-units.......................        51,008,396         48,996,465
                                          ------------       ------------
        Total limited partner units.       196,361,704        189,039,123
                                          ============       ============

  The total limited partner units represent our limited partners' interest and an effective 98% economic interest in us, exclusive of our general partner's incentive distribution rights. Our general partner has an effective 2% interest in us, excluding its incentive distribution rights.

  As of June 30, 2004, our common unit totals consisted of 127,084,173 units held by third parties, 11,231,735 units held by KMI and its consolidated affiliates (excluding our general partner), and 1,724,000 units held by our general partner. As of December 31, 2003, our common unit total consisted of 121,773,523 units held by third parties, 11,231,735 units held by KMI and its consolidated affiliates (excluding our general partner), and 1,724,000 units held by our general partner. On both June 30, 2004, and December 31, 2003, our Class B units were held entirely by KMI and our i-units were held entirely by KMR.

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

KMR received a distribution of 872,958 i-units on May 14, 2004. These additional i-units distributed were based on the $0.69 per unit distributed to our common unitholders on that date.

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

   Incentive distributions allocated to our general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. Our distribution of $0.69 per unit paid on May 14, 2004 for the first quarter of 2004 required an incentive distribution to our general partner of $90.7 million. Our distribution of $0.64 per unit paid on May 15, 2003 for the first quarter of 2003 required an incentive distribution to our general partner of $75.5 million. The increased incentive distribution to our general partner paid for the first quarter of 2004 over the distribution paid for the first quarter of 2003 reflects the increase in the amount distributed per unit as well as the issuance of additional units.

  Our declared distribution for the second quarter of 2004 of $0.71 per unit will result in an incentive distribution to our general partner of approximately $94.9 million. This compares to our distribution of $0.65 per unit and incentive distribution to our general partner of approximately $79.6 million for the second quarter of 2003.


9. Comprehensive Income

  SFAS No. 130, "Accounting for Comprehensive Income," requires that enterprises report a total for comprehensive income. For each of the three months and six months ended June 30, 2004 and 2003, the only difference between our net income and our comprehensive income was the unrealized gain or loss on derivatives utilized for hedging purposes. For more information on our hedging activities, see Note 10. Our total comprehensive income is as follows (in thousands):

                                                                       Three Months Ended         Six Months Ended
                                                                             June 30,                  June 30,
                                                                     ------------------------   ---------------------
                                                                          2004         2003         2004        2003
                                                                     ------------  -----------  -----------  ----------
     Net income....................................................   $  195,218    $ 168,957    $ 386,972    $ 339,435
     Change in fair value of derivatives used for hedging purposes.     (136,012)     (19,304)    (236,022)     (73,174)
     Reclassification of change in fair value of derivatives to
     net income....................................................       47,096          817       73,212       51,248
                                                                     ------------  -----------  -----------  -----------
       Comprehensive income........................................   $  106,302    $ 150,470    $ 224,162    $ 317,509
                                                                     ============  ==========   ===========  ===========

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

   Pursuant to our management's approved policy, we are to engage in these activities as a hedging mechanism against price volatility associated with:

   o pre-existing or anticipated physical natural gas, natural gas liquids and crude oil sales;

   o pre-existing or anticipated physical carbon dioxide sales that have pricing tied to crude oil prices;

   o natural gas purchases; and

   o system use and storage.

  Our risk management activities are primarily used in order to protect our profit margins and our risk management policies prohibit us from engaging in speculative trading. Commodity-related activities of our risk management group are monitored by our Risk Management Committee, which is charged with the review and enforcement of our management's risk management policy.

  Certain of our business activities expose us to foreign currency fluctuations. However, due to the limited size of this exposure, we do not believe the risks associated with changes in foreign currency will have a material adverse effect on our business, financial position, results of operations or cash flows.

  Our derivatives hedge the commodity price risks derived from our normal business activities, which include the sale of natural gas, natural gas liquids, oil and carbon dioxide, and these derivatives have been designated by us as cash flow hedges as defined by SFAS No. 133. SFAS No. 133 designates derivatives that hedge exposure to variable cash flows of forecasted transactions as cash flow hedges and the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently is reclassified into earnings when the forecasted transaction affects earnings. To be considered effective, changes in the value of the derivative or its resulting cash flows must substantially offset changes in the value or cash flows of the item being hedged. The ineffective portion of the gain or loss is reported in earnings immediately.

  The gains and losses included in "Accumulated other comprehensive loss" in our accompanying Consolidated Balance Sheets are reclassified into earnings as the hedged sales and purchases take place. Approximately $133.3 million of the Accumulated other comprehensive loss balance of $318.6 million representing unrecognized net losses on derivative activities as of June 30, 2004 is expected to be reclassified into earnings during the next twelve months. During the six months ended June 30, 2004, we reclassified $73.2 million of Accumulated other comprehensive income into earnings. This reclassification reduced the balance of $155.8 million representing unrecognized net losses on derivative activities as of December 31, 2003.

  During each of the six months ended June 30, 2004 and 2003, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period.

  We recognized no gain or loss during the second quarter or the first six months of 2004 as a result of ineffective hedges. However, we recognized a gain of $0.2 million during the second quarter of 2003 and a gain of $0.4 million during the first six months of 2003 as a result of hedge ineffectiveness. All of these amounts were reported within the captions "Gas purchases and other costs of sales" in our accompanying Consolidated Statements of Income. For each of the six months ended June 30, 2004 and 2003, we did not exclude any component of the derivative instruments' gain or loss from the assessment of hedge effectiveness.

  The differences between the current market value and the original physical contracts value associated with our hedging activities are included within "Other current assets", "Accrued other liabilities", "Deferred charges and other assets" and "Other long-term liabilities and deferred credits" in our accompanying Consolidated Balance Sheets.

  The following table summarizes the net fair value of our energy financial instruments associated with our risk management activities and included on our accompanying Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003 (in thousands):

                                                      June 30,     December 31,
                                                    ------------   -------------
                                                       2004             2003
                                                    ------------   -------------
        Derivatives-net asset/(liability)
          Other current assets...................... $    12,154    $    18,157
          Deferred charges and other assets.........      13,243          2,722
          Accrued other liabilities.................    (151,380)       (90,426)
          Other long-term liabilities and deferred
          credits................................... $  (205,567)   $  (101,463)

  On June 30 2004, we renewed a letter of credit that supports our hedging of commodity price risks involved from the sale of natural gas, natural gas liquids, oil and carbon dioxide. The former $50 million letter of credit expired on June 30, 2004. The amount of the new letter of credit was increased from $50 million to $100 million and will expire on December 31, 2004.

   Our over-the-counter swaps and options are with a number of parties, who principally have investment grade credit ratings. We both owe money and are owed money under these financial instruments; however, as of both June 30, 2004 and December 31, 2003 we were essentially in a net payable position and had virtually no amounts owed to us from other parties. In addition, defaults by counterparties under over-the-counter swaps and options could expose us to additional commodity price risks in the event that we are unable to enter into replacement contracts for such swaps and options on substantially the same terms. Alternatively, we may need to pay significant amounts to the new counterparties to induce them to enter into replacement swaps and options on substantially the same terms. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future.

  Interest Rate Swaps

  In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt. As of both June 30, 2004 and December 31, 2003, we were a party to interest rate swap agreements with a notional principal amount of $2.1 billion for the purpose of hedging the interest rate risk associated with our fixed and variable rate debt obligations.

  As of June 30, 2004, a notional principal amount of $2.0 billion of these agreements effectively converts the interest expense associated with the following series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread:

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

   These swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes, therefore, as of June 30, 2004, the maximum length of time over which we have hedged a portion of our exposure to the variability in future cash flows associated with interest rate risk is through August 15, 2033.

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

   As of June 30, 2004, we also had swap agreements that effectively convert the interest expense associated with $100 million of our variable rate debt to fixed rate debt. Half of these agreements, converting $50 million of our variable rate debt to fixed rate debt, mature on August 1, 2005, and the remaining half mature on September 1, 2005. These swaps are designated as a cash flow hedge of the risk associated with changes in the designated benchmark interest rate (in this case, one-month LIBOR) related to forecasted payments associated with interest on an aggregate of $100 million of our portfolio of commercial paper.

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

  The differences between fair value and the original carrying value associated with our interest rate swap agreements are included within "Deferred charges and other assets" and "Other long-term liabilities and deferred credits" in our accompanying Consolidated Balance Sheets. The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is recognized as "Market value of interest rate swaps" on our accompanying Consolidated Balance Sheets.

  The following table summarizes the net fair value of our interest rate swap agreements associated with our interest rate risk management activities and included on our accompanying Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003 (in thousands):
                                                      June 30,     December 31,
                                                    ------------   -------------
                                                       2004             2003
                                                    ------------   -------------
        Derivatives-net asset/(liability)
          Deferred charges and other assets......... $    80,187    $   129,619
          Other long-term liabilities and deferred
          credits...................................     (28,208)        (8,154)
            Market value of interest rate swaps..... $    51,979    $   121,465
                                                    =============   ============

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

  Financial information by segment follows (in thousands):

                                                             Three Months Ended June 30,        Six Months Ended June 30,
                                                          ------------------------------    -----------------------------
                                                                2004             2003             2004             2003
                                                          --------------   --------------   --------------   ------------
Revenues
   Products Pipelines.................................    $     159,464    $     145,284    $     314,320    $     289,701
   Natural Gas Pipelines..............................        1,554,831        1,341,160        2,992,739        2,822,114
   CO2................................................          110,572           54,631          216,158          103,087
   Terminals..........................................          132,315          123,372          256,221          238,383
                                                          -------------    -------------    -------------    -------------
   Total consolidated revenues........................    $   1,957,182    $   1,664,447    $   3,779,438    $   3,453,285
                                                          =============    =============    =============    =============
Operating expenses (a)
   Products Pipelines.................................    $      46,425    $      40,480    $      89,303    $      81,666
   Natural Gas Pipelines..............................        1,463,867        1,258,224        2,803,827        2,653,756
   CO2................................................           41,904           16,290           80,289           32,803
   Terminals..........................................           64,287           60,619          124,393          115,057
                                                          -------------    -------------    -------------    -------------
   Total consolidated operating expenses..............    $   1,616,483    $   1,375,613    $   3,097,812    $   2,883,282
                                                          =============    =============    =============    =============

Depreciation, depletion and amortization
   Products Pipelines.................................    $      17,384    $      16,723    $      34,800    $      33,283
   Natural Gas Pipelines..............................           12,926           13,603           25,768           26,229
   CO2................................................           29,130           14,281           56,118           26,043
   Terminals..........................................           10,438            8,980           20,723           18,008
                                                          -------------    -------------    -------------    -------------
   Total consolidated depreciation and amortization...    $      69,878    $      53,587    $     137,409    $     103,563
                                                          =============    =============    =============    =============




                                                             Three Months Ended June 30,        Six Months Ended June 30,
                                                          ------------------------------    -----------------------------
                                                                2004             2003             2004             2003
                                                          --------------   --------------   --------------   ------------
Earnings from equity investments
   Products Pipelines.................................    $       8,933    $       7,587    $      13,952    $      15,630
   Natural Gas Pipelines..............................            4,311            6,159            9,278           12,383
   CO2................................................            7,362            8,864           17,841           18,870
   Terminals..........................................                3                8                7               40
                                                          -------------    -------------    -------------    -------------
   Total consolidated equity earnings.................    $      20,609    $      22,618    $      41,078    $      46,923
                                                          =============    =============    =============    =============

Amortization of excess cost of equity investments
   Products Pipelines.................................    $         821    $         821    $       1,642    $       1,642
   Natural Gas Pipelines..............................               69               69              138              138
   CO2................................................              504              504            1,008            1,008
   Terminals..........................................                -                -                -                -
                                                          -------------    -------------    -------------    -------------
   Total consol. amortization of excess cost of invests   $       1,394    $       1,394    $       2,788    $       2,788
                                                          =============    =============    =============    =============

Other, net - income (expense)
   Products Pipelines.................................    $       1,127    $       1,285    $         765    $       1,510
   Natural Gas Pipelines..............................               (4)             502            1,126              525
   CO2................................................               23              (12)              32                5
   Terminals..........................................             (211)            (267)            (245)            (255)
                                                          -------------    -------------    -------------    -------------
   Total segment other, net - income (expense)........              935            1,508            1,678            1,785
   Loss from early extinguishment of debt.............           (1,424)               -           (1,424)               -
                                                          -------------    -------------    -------------    -------------
   Total consolidated other, net - income (expense)...    $        (489)   $       1,508    $         254    $       1,785
                                                          =============    =============    =============    =============

Income tax benefit (expense)
   Products Pipelines.................................    $      (3,803)   $      (3,141)   $      (6,184)   $      (5,966)
   Natural Gas Pipelines..............................              167             (725)            (773)            (833)
   CO2................................................              (61)             (20)             (47)             (20)
   Terminals..........................................           (2,121)          (2,430)          (2,718)          (3,685)
                                                          -------------    -------------    -------------    -------------
   Total consolidated income tax benefit (expense)....    $      (5,818)   $      (6,316)   $      (9,722)   $     (10,504)
                                                          =============    =============    =============    =============

Segment earnings
   Products Pipelines.................................    $     101,091    $      92,991    $     197,108    $     184,284
   Natural Gas Pipelines..............................           82,443           75,200          172,637          154,066
   CO2................................................           46,358           32,388           96,569           62,088
   Terminals..........................................           55,261           51,084          108,149          101,418
                                                          -------------    -------------    -------------    -------------
   Total segment earnings(b)..........................          285,153          251,663          574,463          501,856
   Interest and corporate administrative expenses (c).          (89,935)         (82,706)        (187,491)        (162,421)
                                                          -------------    -------------    -------------    -------------
   Total consolidated net income......................    $     195,218    $     168,957    $     386,972    $     339,435
                                                          =============    =============    =============    =============

Segment earnings before depreciation, depletion and
  amortization expense and amortization of excess cost
  of equity investments
   Products Pipelines.................................    $     119,296    $     110,535    $     233,550    $     219,209
   Natural Gas Pipelines..............................           95,438           88,872          198,543          180,433
   CO2................................................           75,992           47,173          153,695           89,139
   Terminals..........................................           65,699           60,064          128,872          119,426
                                                          -------------    -------------    -------------    -------------
   Total segment earnings before DD&A (d).............          356,425          306,644          714,660          608,207
   Total consolidated depreciation, depletion and
   amortiz............................................          (69,878)         (53,587)        (137,409)        (103,563)
   Total consol. amortization of excess cost of invests          (1,394)          (1,394)          (2,788)          (2,788)
   Interest and corporate administrative expenses.....          (89,935)         (82,706)        (187,491)        (162,421)
                                                          -------------    -------------    -------------    -------------
   Total consolidated net income .....................    $     195,218    $     168,957    $     386,972    $     339,435
                                                          =============    =============    =============    =============

                                                    June 30,       December 31,
                                                  ------------     -------------
                                                      2004               2003
     Assets
       Products Pipelines....................  $   3,296,432     $    3,198,107
       Natural Gas Pipelines.................      3,375,572          3,253,792
       CO2...................................      1,312,495          1,177,645
       Terminals.............................      1,428,522          1,368,279
                                               -------------     --------------
       Total segment assets..................      9,413,021          8,997,823
       Corporate assets(e)...................         78,477            141,359
                                               -------------     --------------
       Total consolidated assets.............  $   9,491,498     $    9,139,182
                                               =============     ==============

(a) Includes natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(b) Includes revenues, earnings from equity investments, income taxes and other, net, less operating expenses, depreciation, depletion and amortization, and amortization of excess cost of equity investments.
(c) Includes interest and debt expense, general and administrative expenses, minority interest expense, loss from early extinguishment of debt (2004 only) and cumulative effect adjustment from a change in accounting principle
   (2003 only).
(d) Includes revenues, earnings from equity investments, income taxes and other, net, less operating expenses.
(e) Includes cash, cash equivalents and certain unallocable deferred charges.


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

   Net periodic benefit costs for these plans include the following components (in thousands):

                                                 Other Post-retirement Benefits
                                   -------------------------------------------------------------
                                    Three Months Ended June 30,        Six Months Ended June 30,
                                   ------------------------------   ----------------------------
                                         2004            2003             2004            2003
                                   --------------  --------------   --------------   -----------
Net periodic benefit cost
Service cost......................     $   28          $   11           $   56          $   21
Interest cost.....................         97             201              194             403
Expected return on plan assets....         --              --               --              --
Amortization of prior service             (31)           (156)             (62)           (311)
cost..............................
Actuarial gain....................       (244)              -             (488)              -
                                       -------         ------           -------         ------
Net periodic benefit
cost/(benefit)....................     $ (150)         $   56           $ (300)         $  113
                                       =======         ======           =======         ======


  Periodic benefit impact has been a benefit during 2004 largely due to the amortization of an actuarial gain in the amount of $244,000 in each of the first two quarters of 2004, primarily related to the following:

  o there have been changes to the plan for both 2003 and 2004 which reduced liabilities, creating a negative prior service cost that is being amortized each year; and

  o there was a significant drop in the number of retired participants reported as pipeline retirees by Burlington Northern Santa Fe, which holds a 0.5% special limited partner interest in SFPP, L.P.

  As of June 30, 2004, we estimate our overall net periodic postretirement benefit cost to be an annual credit of approximately $600,000, or $150,000 per quarter. These numbers could change in the remaining months of 2004 if there is a significant event, such as a plan amendment or a plan curtailment, during the year that requires a remeasurement of liabilities.

  As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, we expect to contribute approximately $300,000 to our post-retirement benefit plans in 2004. As of June 30, 2004, we have contributed approximately $150,000 and we presently anticipate contributing an additional $150,000 in the remaining months of 2004 for a total of $300,000.

13.  Related Party Transactions

  In June 2004, we bought two LM6000 gas-fired turbines and two boilers from KMI for their estimated fair market value of $21.1 million, which we paid in cash. This equipment was a portion of the equipment that became surplus as a result of KMI's decision to exit the power development business.

14.  New Accounting Pronouncements

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

EITF 03-06

  In March 2004, the Emerging Issues Task Force issued Statement No. 03-06, or EITF 03-06, "Participating Securities and the Two-Class Method under Financial Accounting Standards Board Statement No. 128. Earnings Per Share." EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 was effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not result in a change in our earnings per unit for any of the periods presented and prior periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion and analysis of our financial condition and results contains the results of operations for each segment of our business, followed by a description of our financial condition. The discussion and analysis is based on and should be read in conjunction with our Consolidated Financial Statements. These financial statements are included elsewhere in this report and were prepared in accordance with accounting principles generally accepted in the United States of America.

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

  In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the fair values used to determine possible asset impairment charges, provisions for uncollectible accounts receivable, exposures under contractual indemnifications and various other recorded or disclosed amounts. Further information about us and information regarding our accounting policies and estimates that we considered to be "critical" can be found in our Annual Report on Form 10-K for the year ended December 31, 2003. There have not been any significant changes in these policies and estimates during the first six months of 2004.

Results of Operations

                                                                     Three Months Ended June 30,    Six Months Ended June 30,
                                                                     ---------------------------    -------------------------
                                                                          2004           2003           2004           2003
                                                                          ----           ----           ----           ----
                                                                                           (In thousands)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments
    Products Pipelines...........................................    $   119,296     $   110,535    $   233,550    $   219,209
    Natural Gas Pipelines........................................         95,438          88,872        198,543        180,433
    CO2..........................................................         75,992          47,173        153,695         89,139
    Terminals....................................................         65,699          60,064        128,872        119,426
                                                                     ------------    ------------   ------------   ------------
Segment earnings before depreciation, depletion and amortization
  expense and amortization of excess cost of equity investments(a)       356,425         306,644        714,660        608,207

Total consolidated depreciation, depletion and amortization expense      (69,878)        (53,587)      (137,409)      (103,563)
Total consolidated amortization of excess cost of equity
investments......................................................         (1,394)         (1,394)        (2,788)        (2,788)
Interest and corporate administrative expenses(b)................        (89,935)        (82,706)      (187,491)      (162,421)
                                                                     ------------    ------------   ------------    -----------
Net income.......................................................    $   195,218     $   168,957    $   386,972    $   339,435
                                                                     ============    ============   ============   ============

----------


(a) Includes revenues, earnings from equity investments, income taxes and other, net, less operating expenses.
(b) Includes interest and debt expense, general and administrative expenses, minority interest expense, loss from early extinguishment of debt (2004 only) and cumulative effect adjustment from a change in accounting principle (2003 only).


  Our consolidated net income for the second quarter and first six months of 2004 was $195.2 million and $387.0 million, respectively, or $0.51 and $1.03, respectively, in earnings per diluted common unit. This compares to consolidated net income for the second quarter and first six months of 2003 of $169.0 million and $339.4 million, respectively, or $0.48 and $1.00, respectively, in earnings per diluted common unit. We earned total revenues of $1,957.2 million in the second quarter of 2004 and $3,779.4 million in the first six months of 2004. These amounts compare to revenues of $1,664.4 million and $3,453.3 million earned in the same periods of 2003.

  Our net income for the first six months of 2003 included a $3.4 million benefit from the cumulative effect of a change in accounting principle. The change in accounting principle related to a change in accounting for asset retirement obligations pursuant to our adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003. Before the cumulative effect adjustment, our net income for the six months ended June 30, 2003 totaled $336.0 million ($0.98 per diluted unit). For more information on this cumulative effect adjustment from a change in accounting principle, see Note 4 to our Consolidated Financial Statements, included elsewhere in this report.

   The increases in our second quarter and year-to-date net income in 2004 compared to 2003 reflected the continued benefits we received from following our management strategy of providing fee-based services to growing energy markets. By combining the performance of these services with expenditures made for expansion and capital improvement projects and strategic acquisitions, we reached record levels of net income in both the second quarter and the first six months of 2004.

   Because our partnership agreement requires us to distribute 100% of our available cash to our partners on a quarterly basis (available cash consists primarily of all our cash receipts, less cash disbursements and net additions to reserves), we look at each period's earnings before all non-cash depreciation, depletion and amortization expenses (including amortization of excess cost of equity investments) as an important measure of our success in maximizing returns to our partners. In each of the second quarter and second quarter year-to-date periods of 2004, all four of our reportable business segments reported increases in earnings before depreciation, depletion and amortization, compared to the same periods of 2003, with the strongest growth coming from our CO2 (carbon dioxide), Natural Gas Pipelines and Products Pipelines business segments.

   Also, we declared a record cash distribution of $0.71 per unit for the second quarter of 2004 (an annualized rate of $2.84). This distribution is 9% higher than the $0.65 per unit distribution we made for the second quarter of 2003, and 3% higher than the $0.69 per unit distribution we made for the first quarter of 2004. We expect to declare cash distributions of at least $2.84 per unit for 2004 and to increase our annualized cash distribution rate per unit to between $2.90 and $2.94 by December 31, 2004; however, no assurance can be given that we will be able to achieve these levels of distribution.

  Products Pipelines

                                                               Three Months Ended June 30,    Six Months Ended June 30,
                                                               ---------------------------    -------------------------
                                                                    2004           2003           2004           2003
                                                                    ----           ----           ----           ----
                                                                       (In thousands, except operating statistics)
Revenues...................................................    $   159,464     $   145,284    $   314,320    $   289,701
Operating Expenses(a)......................................        (46,425)        (40,480)       (89,303)       (81,666)
Earnings from equity investments...........................          8,933           7,587         13,952         15,630
Other, net.................................................          1,127           1,285            765          1,510
Income taxes...............................................         (3,803)         (3,141)        (6,184)        (5,966)
                                                               ------------    ------------   ------------   ------------
  Earnings before depreciation, depletion and amortization
    expense and amortization of excess cost of equity
    investments............................................        119,296         110,535        233,550        219,209

Depreciation, depletion and amortization expense...........        (17,384)        (16,723)       (34,800)       (33,283)
Amortization of excess cost of equity investments..........           (821)           (821)        (1,642)        (1,642)
                                                               ------------    -----------    ------------   ------------
  Segment earnings.........................................    $   101,091     $    92,991    $   197,108    $   184,284
                                                               ============    ============   ============   ============

Refined product volumes (MMBbl)............................          187.2           184.1          363.8          350.7
Natural gas liquids (MMBbl)................................            9.5             8.4           21.0           21.2
                                                               -----------     -----------    -----------    -----------
Total delivery volumes (MMBbl)(b)..........................          196.7           192.5          384.8          371.9
                                                               ===========     ===========    ===========    ===========

----------

(a) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(b) Includes Pacific, Plantation, North System, CALNEV, Central Florida, Cypress and Heartland pipeline volumes.

   Our Products Pipelines segment consists of refined petroleum products and natural gas liquids pipelines, related terminals and transmix processing facilities. The segment reported earnings before depreciation, depletion and amortization of $119.3 million on revenues of $159.5 million in the second quarter of 2004. This compares to earnings before depreciation, depletion and amortization of $110.5 million on revenues of $145.3 million in the second quarter of 2003. For the comparable six-month periods ended June 30, the segment reported earnings before depreciation, depletion and amortization of $233.6 million on revenues of $314.3 million in 2004, and earnings before depreciation, depletion and amortization of $219.2 million on revenues of $289.7 million in 2003. The segment's $8.8 million (8%) second quarter increase and $14.4 million (7%) six-month increase in earnings before depreciation, depletion and amortization in 2004 versus 2003 was broad-based across the segment, with the strongest growth coming from our Pacific operations, our Southeast terminals and our 44.8% ownership interest in the Cochin pipeline system.

   For our Pacific operations, earnings before depreciation, depletion and amortization increased $2.2 million (4%) and $7.0 million (6%), respectively, in the three and six months ended June 30, 2004, when compared to the same periods in 2003. The increases were primarily driven by higher terminal revenues associated with incremental fees earned from ethanol-related services, refined product gathering and incremental revenues related to the terminal operations we acquired from Shell Oil Products in October 2003. Our Southeast terminals, which include the operations of 14 refined products terminals located in the southeastern United States that we acquired in December 2003 and March 2004, reported earnings before depreciation, depletion and amortization of $3.5 million on revenues of $5.6 million in the second quarter of 2004. For the first six months of 2004, the terminals reported earnings before depreciation, depletion and amortization of $4.9 million on revenues of $7.9 million. For our investment in Cochin, earnings before depreciation, depletion and amortization increased $1.4 million (35%) and $3.8 million (43%), respectively, in the second quarter and first six months of 2004, compared to the same periods last year. The increases were primarily driven by higher revenues from pipeline throughput deliveries.

  The overall increases in earnings before depreciation, depletion and amortization in both the second quarter and first six months of 2004, compared to the same periods of 2003, were partly offset by lower earnings from our CALNEV and North System pipeline systems. For CALNEV, earnings before depreciation, depletion and amortization decreased $1.2 million (11%) and $1.4 million (6%), respectively, in the second quarter and first six months of 2004 compared to the same prior year periods. The decreases were driven by higher fuel and power expenses and lower terminal and fee revenues. For our North System, earnings before depreciation, depletion and amortization decreased $0.8 million (21%) and $2.6 million (21%), respectively, in the second quarter and first six months of 2004 compared to the same year-earlier periods. The decreases were driven by higher natural gas liquids storage expenses and lower transport revenues.

   Revenues for the segment increased $14.2 million (10%) in the second quarter of 2004 versus the second quarter of 2003. In addition to incremental revenues earned by our Southeast terminals, significant quarter-to-quarter increases in revenues included a $3.6 million (61%) increase from Cochin, a $3.2 million (4%) increase from our Pacific operations, a $0.8 million (6%) increase from our West Coast terminals and a $0.7 million (9%) increase from our combined transmix operations. Combined, the segment benefited from an almost 2% increase in the volume of refined products delivered during the second quarter of 2004 compared to the second quarter of 2003. Jet fuel delivery volumes were up over 8% in the second quarter of 2004 compared to the second quarter of 2003, as both military and commercial jet demand continued to rebound from 2003 levels.

   Revenues for the segment increased $24.6 million (8%) in the first six months of 2004 compared to the first six months of 2003. In addition to incremental revenues earned by our Southeast terminals, significant period-to-period increases in revenues included an $8.8 million (6%) increase from our Pacific operations, a $7.0 million (52%) increase from Cochin, and $1.0 million increases from each of the following: transmix processing, West Coast terminal operations, and our Central Florida Pipeline system. Combined, the segment benefited from an almost 4% increase in the volume of refined products delivered during the first six months of 2004 compared to the first six months of 2003. The overall increase in segment revenues for the first six months of 2004 compared to the same period of 2003 was partially offset by the $2.9 million (14%) decrease in revenues from our North System. In April 2004, we filed a plan with the Federal Energy Regulatory Commission to produce a line-fill service, which we expect will mitigate the supply problems we experienced on our North System in the first half of 2004.

   The segment's operating expenses increased $5.9 million (15%) and $7.6 million (9%), respectively, in the second quarter and first six months of 2004, compared to the same periods of 2003. In addition to incremental expenses related to the acquisition of our Southeast terminal operations, the increases in expenses primarily reflect higher period-to-period fuel and power expenses incurred by our Pacific operations and our CALNEV Pipeline, and higher operating and maintenance expenses from both Cochin and our Central Florida Pipeline. The increases in fuel and power expenses related to favorable credit adjustments to electricity access and surcharge reserves taken in the second quarter of 2003 and to higher product delivery volumes in both the second quarter and first half of 2004 compared to the same periods of 2003. The increases in operating and maintenance expenses related to higher delivery volumes on the Cochin Pipeline and to favorable adjustments to operating expenses on our Central Florida Pipeline taken in the second quarter of 2003.

   Earnings from equity investments consisted primarily of earnings related to our approximate 51% ownership interest in Plantation Pipe Line Company. Total equity earnings for the second quarter and first six months of 2004 increased $1.3 million (18%) and decreased $1.7 million (11%), respectively, from comparable periods in 2003. The quarter-to-quarter increase resulted primarily from overall higher earnings from Plantation in the second quarter of 2004, due to higher oil allowance revenues, lower oil losses, and lower rental expenses. The decrease in equity earnings in the first six months of 2004 versus the first six months of 2003 was mainly due to a $3.2 million expense recorded in the first quarter of 2004 for our share of an environmental litigation settlement reached between Plantation and various plaintiffs. We expect to recover the effect of this settlement under our insurance policies. The overall decrease in equity earnings resulting from higher litigation settlement costs was partially offset by an increase in equity earnings associated with higher product delivery revenues earned by Plantation, due to an approximate 3% increase in product delivery volumes in the first half of 2004, compared to the first half of 2003.

   Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of investments, increased $0.7 million (4%) and $1.5 million (4%), respectively, in the second quarter and first six months of 2004, compared to the same periods last year. The increases were primarily due to incremental depreciations charges associated with our Southeast terminals, which we acquired after the second quarter of 2003, and to higher property, plant and equipment depreciation charges from our Pacific operations, related to the capital spending we have made since the end of the second quarter of 2003.

  Natural Gas Pipelines

                                                               Three Months Ended June 30,    Six Months Ended June 30,
                                                               ---------------------------    -------------------------
                                                                    2004           2003           2004           2003
                                                                    ----           ----           ----           ----
                                                                        (In thousands, except operating statistics)
Revenues...................................................     $ 1,554,831     $ 1,341,160    $ 2,992,739    $ 2,822,114
Operating Expenses(a)......................................      (1,463,867)     (1,258,224)    (2,803,827)    (2,653,756)
Earnings from equity investments...........................           4,311           6,159          9,278         12,383
Other, net.................................................              (4)            502          1,126            525
Income taxes...............................................             167            (725)          (773)          (833)
                                                                ------------    ------------   ------------   ------------
  Earnings before depreciation, depletion and amortization
    expense and amortization of excess cost of equity
    investments............................................          95,438          88,872        198,543        180,433

Depreciation, depletion and amortization expense...........         (12,926)        (13,603)       (25,768)       (26,229)
Amortization of excess cost of equity investments..........             (69)            (69)          (138)          (138)
                                                                ------------    ------------   ------------   ------------
  Segment earnings.........................................     $    82,443     $    75,200    $   172,637    $   154,066
                                                                ============    ============   ============   ============

Natural gas transport volumes (Bcf)(b).....................           270.4           302.2          543.0          584.0
                                                                ===========     ===========    ===========    ===========
Natural gas sales volumes (Bcf)(c).........................           242.8           227.7          487.9          434.9
                                                                ===========     ===========    ===========    ===========

----------

(a) Includes natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(b) Includes Kinder Morgan Interstate Gas Transmission, Texas Intrastate group and Trailblazer pipeline volumes.
(c) Includes Texas Intrastate group volumes.


  Our Natural Gas Pipelines business segment includes our interstate and intrastate natural gas transmission pipelines, natural gas storage, and natural gas gathering and processing operations. The segment reported earnings before depreciation, depletion and amortization of $95.4 million on revenues of $1,554.8 million in the second quarter of 2004. This compares to earnings before depreciation, depletion and amortization of $88.9 million on revenues of $1,341.2 million in the second quarter of 2003. For the six-month periods ended June 30, the segment reported earnings before depreciation, depletion and amortization of $198.5 million on revenues of $2,992.7 million in 2004, and earnings before depreciation, depletion and amortization of $180.4 million on revenues of $2,822.1 million in 2003.

   Both the $6.5 million (7%) three-month increase and the $18.1 million (10%) six-month increase in overall earnings before depreciation, depletion and amortization in 2004 versus 2003 were largely attributable to higher earnings from our Texas intrastate natural gas pipeline group, which includes the operations of the following four natural gas pipeline systems: Kinder Morgan Tejas, Kinder Morgan Texas Pipeline, North Texas Pipeline and Mier-Monterrey Mexico Pipeline. Combined, our intrastate group reported increases in earnings before depreciation, depletion and amortization of $12.1 million (27%) and $29.4 million (34%), respectively, in the second quarter and first six months of 2004, compared to the same periods of 2003. The increases were driven by higher margins from the natural gas sales activities of our Kinder Morgan Tejas and Kinder Morgan Texas Pipeline systems, both of which purchase and sell natural gas within the State of Texas. We also benefited from higher revenues from the transmission of natural gas by our North Texas and Mier-Monterrey Mexico pipelines and from higher fee revenues from the segmented services we provide in the Texas market. Since the end of the second quarter of 2003, we have continued to integrate the operations of these systems within and around the State of Texas, benefiting from efficiencies achieved in securing natural gas supplies and providing services for natural gas users in both Texas and the Monterrey, Mexico region.

   The segment's overall increases in earnings before depreciation, depletion and amortization for the second quarter and first six month of 2004, compared to the same periods of 2003, were partly offset by lower earnings from our two Rocky Mountain natural gas pipeline systems: Kinder Morgan Interstate Gas Transmission and Trailblazer Pipeline Company. Combined, these pipeline systems reported decreases of $3.7 million (11%) and $8.9 million (12%), respectively, in earnings before depreciation, depletion and amortization in the three and six months ended June 30, 2004, when compared to the same prior year periods. For Kinder Morgan Interstate Gas Transmission, the decreases were mainly due to lower operational sales of natural gas, resulting in lower natural gas sales revenues, and slightly lower transportation revenues. For Trailblazer, the period-to-period decreases were primarily due to lower natural gas transportation revenues, the result of lower gas transmission tariffs that became effective January 1, 2004, pursuant to a rate case settlement.

   Additionally, earnings before depreciation, depletion and amortization from our natural gas processing and gathering assets, which includes the equity earnings from our 49% investment in the Red Cedar Gas Gathering Company, decreased $1.7 million (18%) in the second quarter of 2004 compared to the second quarter of 2003, and decreased $2.4 million (12%) in the first six months of 2004 compared to the first six months of 2003. The decreases were largely due to higher operational sales of gas by Red Cedar in the second quarter and first half of 2003, compared to the same periods this year.

  Revenues earned by our Natural Gas Pipelines segment during the second quarter and first six months of 2004 increased $213.6 million (16%) and $170.6 million (6%), respectively, over comparable periods in 2003. For the comparable second quarters, the overall increase in segment revenues includes an increase of $220.2 million (18%) in natural gas sales revenues by our Kinder Morgan Tejas and Kinder Morgan Texas Pipeline systems, resulting from an 11% increase in average gas prices (from $5.35 per dekatherm in 2003 to $5.92 per dekatherm in 2004) and a 7% increase in sales volumes in the second quarter of 2004 versus the second quarter of 2003. For the comparable six-month periods, the overall increase in segment revenues includes an increase of $167.7 million (7%) in natural gas sales revenues by these two systems, driven by a 12% increase in gas sales volumes and partially offset by a 5% decrease in average sale prices (from $5.93 per dekatherm in 2003 to $5.63 per dekatherm in 2004). During 2004, both systems benefited from increased sales of natural gas across the State of Texas and from full contract demand levels under long-term transportation and sales contracts with a major customer. Combined, the two pipeline systems reported a decrease of $1.8 million (4%) in revenues earned from natural gas transportation, storage and other gas services in the second quarter of 2004 versus the second quarter of 2003, primarily due to lower natural gas storage fees. For the comparable six month periods, however, transportation, storage and service revenues increased $8.6 million (11%) in 2004 versus 2003, primarily due to higher fees for natural gas blending, treating and other gas services.

  We also benefited from higher revenues from our North Texas Pipeline and from the inclusion of a full six months of operations from our Mier-Monterrey Pipeline, which began operations in March 2003. The North Texas Pipeline, an 86-mile intrastate pipeline that connects to KMI's Natural Gas Pipeline Company of America system in Lamar County, Texas, reported increases of $1.3 million (72%) and $3.3 million (109%), respectively, in revenues in the second quarter and first six months of 2004, compared to the same periods a year ago. The increases resulted from higher natural gas transmission fees received for providing gas to an electric generating facility in north Texas, which started full service in August 2003. Revenues from our Monterrey Pipeline remained flat across the comparable second quarter periods, but the inclusion of an additional three months of operations in 2004 contributed incremental revenues of $3.2 million in the first six months of 2004, compared to the first six months of 2003.

  Revenues from our Rocky Mountain pipeline systems decreased $6.7 million (13%) and $11.2 million (10%), respectively, in the second quarter and first six months of 2004, compared to the same periods last year. As described above, the decreases were primarily due to lower gas transmission tariffs on our Trailblazer system and to lower operational sales and transportation revenues from our Kinder Morgan Interstate Gas Transmission system. Due to the implementation of new tariff rates on January 1, 2004, average tariff rates on Trailblazer decreased 11% and 10%, respectively, in the second quarter and first six months of 2004 when compared to the same prior-year periods. The period-to-period decreases in sales and transportation revenues earned by our Kinder Morgan Interstate system were due to lower natural gas volumes, mainly due to lower demand for natural gas in and around the Rocky Mountain region during the first half of 2004 compared to the first half of 2003.

  The segment's operating expenses, including natural gas purchase costs, increased $205.6 million (16%) and $150.1 million (6%), respectively, in the second quarter and first six months of 2004, versus the same periods of 2003. The overall increases in operating expenses include increases of $207.0 million (17%) and $149.6 million (6%), respectively, in purchased costs of natural gas by our intrastate natural gas pipeline group in the second quarter and first six months of 2004, compared to 2003. The higher gas purchase costs reflect the growth in segment sales volumes, discussed above, as both Kinder Morgan Tejas and Kinder Morgan Texas Pipeline purchase and sell significant volumes of natural gas within the State of Texas. The increase in cost of sales for the comparable three month periods also related to the quarter-to-quarter increase in average gas prices, and the increase in cost of sales for the comparable six month periods were parially offset by the period-to-period decrease in average gas prices. Excluding the costs of sales, the segment's operating expenses remained essentially flat for both the second quarter and first six months of 2004, compared to the same periods of 2003.

  Equity earnings decreased $1.8 million (30%) and $3.1 million (25%), respectively, in the second quarter and first six months of 2004, compared to the same year-earlier periods. The decreases in period-to-period earnings from equity investments primarily related to lower earnings from our investment in Red Cedar, as discussed above. Both the $0.5 million decrease and the $0.6 million increase, respectively, in other income items for the second quarter and first six months of 2004 compared to the same periods of 2003, resulted primarily from timing differences on gains and losses realized from the disposals of miscellaneous property and equipment. Income tax expenses increased $0.9 million in the second quarter of 2004 compared to the second quarter of 2003, but remained relatively flat across the comparable six month periods. The increase in income tax expenses in the second quarter of 2004 over the second quarter of 2003 primarily related to higher taxes on the operations of our Monterrey Pipeline, due to differences in the exchange rate and inflation adjustments that are included in the calculation of periodic income tax expense.

  Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of investments, decreased $0.7 million (5%) and $0.5 million (2%), respectively, in the second quarter and first six months of 2004, when compared to the same periods last year. Normal increases in depreciation charges related to additional capital investments made since the end of the second quarter of 2003 were more than offset by a decrease in charges on our Trailblazer Pipeline Company, due to the rate case settlement which became effective January 1, 2004.

  CO2

                                                               Three Months Ended June 30,    Six Months Ended June 30,
                                                               ---------------------------    -------------------------
                                                                    2004           2003           2004           2003
                                                                    ----           ----           ----           ----
                                                                       (In thousands, except operating statistics)
Revenues...................................................    $    110,572    $    54,631    $    216,158   $    103,087
Operating Expenses(a)......................................         (41,904)       (16,290)        (80,289)       (32,803)
Earnings from equity investments...........................           7,362          8,864          17,841         18,870
Other, net.................................................              23            (12)             32              5
Income taxes...............................................             (61)           (20)            (47)           (20)
                                                               -------------   ------------   -------------  -------------
  Earnings before depreciation, depletion and amortization
    expense and amortization of excess cost of equity
    investments............................................          75,992         47,173         153,695         89,139

Depreciation, depletion and amortization expense(b)........         (29,130)       (14,281)        (56,118)       (26,043)
Amortization of excess cost of equity investments..........            (504)          (504)         (1,008)        (1,008)
                                                               -------------   ------------   -------------  -------------
  Segment earnings.........................................    $     46,358    $    32,388    $     96,569   $     62,088
                                                               =============   ============   =============  =============

Carbon dioxide volumes transported (Bcf)(c)................           138.6          104.6           321.1          206.9
                                                               =============   ============   =============  =============
SACROC oil production (MBbl/d)(d)..........................            27.4           19.6            26.7           18.3
                                                               =============   ===========    =============  =============
Yates oil production (MBbl/d)(d)...........................            18.6           19.6            18.2           18.8
                                                               =============   ===========    =============  =============
Realized weighted average oil price per Bbl(e).............    $      25.26    $     24.21    $      25.31   $      24.50
                                                               =============   ============   =============  =============

----------

(a) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(b) Includes expenses of $25,484 in the second quarter of 2004 and $11,616 in the second quarter of 2003 associated with production activities, and expenses of $3,646 in the second quarter of 2004 and $2,665 in the second quarter of 2003 associated with sales and transportation services. Includes expenses of $48,600 in the first six months of 2004 and $20,788 in the first six months of 2003 associated with production activities, and expenses of $7,518 in the first six months of 2004 and $5,255 in the first six months of 2003 associated with sales and transportation services.
(c) Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline and Pecos pipeline volumes.
(d) Represents 100% production from the field.
(e) Includes all Kinder Morgan crude oil properties.


   Our CO2 business segment produces, transports and markets carbon dioxide for use in enhanced oil recovery operations and owns interests in oil-producing fields and other related assets. In the second quarter of 2004, the segment reported earnings before depreciation, depletion and amortization of $76.0 million on revenues of $110.6 million. This compares to earnings before depreciation, depletion and amortization of $47.2 million on revenues of $54.6 million in the second quarter of 2003. For the comparable six-month periods ended June 30, the segment reported earnings before depreciation, depletion and amortization of $153.7 million on revenues of $216.2 million in 2004, and earnings before depreciation, depletion and amortization of $89.1 million on revenues of $103.1 million in 2003.

  Both the $28.8 million (61%) increase in earnings before depreciation, depletion and amortization in the second quarter of 2004 over the second quarter of 2003, and the $64.6 million (73%) increase in the first six months of 2004 over the comparable period of 2003 were driven by higher earnings from oil and gas producing activities, higher deliveries of carbon dioxide, and our acquisition of additional working interests in oil producing properties since June 1, 2003. These acquisitions included the following:

  o effective June 1, 2003, we acquired MKM Partners, L.P.'s 12.75% ownership interest in the SACROC oil field unit for $23.3 million in cash and the assumption of $1.9 million of liabilities. This transaction increased our ownership interest in the SACROC unit to approximately 97%, and in the second quarter of 2004, we benefited from having a full quarter of operations that included our additional ownership interest; and

  o effective November 1, 2003, we acquired certain assets in the Permian Basin of West Texas from a subsidiary of Marathon Oil Corporation for $230.2 million in cash and the assumption of $28.9 million of liabilities. The assets acquired included Marathon's approximate 42.5% interest in the Yates oil field unit, the crude oil gathering system surrounding the Yates field unit and Marathon's 65% ownership interest in the Pecos Carbon Dioxide Pipeline Company. This transaction increased our ownership interest in the Yates unit to nearly 50% and allowed us to become operator of the field.

  Combined, our oil and gas producing activities reported increases of $22.3 million (85%) and $44.7 million (91%), respectively, in earnings before depreciation, depletion and amortization for the three and six months ended June 30, 2004, when compared to the same periods a year ago. These increases were driven by the growth in operations at the SACROC oil field occurring since the end of the second quarter of 2003. The growth reflects increases of 40% and 46%, respectively, in daily oil production volumes for the second quarter and first six months of 2004, compared to the same periods a year ago. We also benefited from increases of 4% and 3%, respectively, in our realized weighted average price of oil per barrel in the second quarter and first six months of 2004 versus the same time periods in 2003. We mitigate our price risk through a long-term hedging strategy that is intended to generate more stable realized prices. For more information on our hedging activities, see Note 10 to our Consolidated Financial Statements, included elsewhere in this report.

  Our carbon dioxide sales and transportation activities reported increases of $6.5 million (31%) and $19.9 million (49%), respectively, in earnings before depreciation, depletion and amortization for the three and six months ended June 30, 2004, when compared to the same periods last year. The increases were driven by higher carbon dioxide delivery volumes, due to the continued expansion at SACROC and the initiation of carbon dioxide flooding at the Yates oil field. We also benefited from the inclusion of a full six months of operations from our Centerline carbon dioxide pipeline, completed in May 2003. We do not recognize profits on carbon dioxide sales to ourselves.

  Revenues earned by our CO2 business segment during the second quarter and first six months of 2004 increased $56.0 million (103%) and $113.1 million (110%), respectively, over comparable periods in 2003. The increases were mainly due to higher crude oil and gasoline plant product sales revenues, driven by higher oil and gas production volumes, higher average crude oil and gasoline product prices, and the additional working interests in oil producing properties that we acquired since the end of the second quarter of 2003.

  Additionally, in 2004, we benefited from higher revenues from carbon dioxide transportation and related transportation services, both resulting from increases in carbon dioxide delivery volumes throughout the Permian Basin. Combined deliveries of carbon dioxide on our Central Basin Pipeline, our majority-owned Canyon Reef Carriers and Pecos Pipelines, our 50% owned Cortez Pipeline and our Centerline Pipeline increased 34.0 billion cubic feet (33%) and
114.2 billion cubic feet (55%), respectively, in the second quarter and first six months of 2004, compared to the same periods in 2003.

  Our acquisition of additional working interests and assets in the SACROC and Yates oil field units that have occurred since the end of the second quarter of 2003, and referred to above, contributed incremental revenues of approximately $29.2 million and $57.6 million, respectively, in the second quarter and first six months of 2004. Revenues earned by our Centerline Pipeline during the second quarter and first six months of 2004 totaled $2.0 million and $5.5 million, respectively, compared to revenues of $1.5 million earned during its two months of operations in the first half of 2003.

   Operating expenses in the second quarter and first six months of 2004 increased $25.6 million (157%) and $47.5 million (145%), respectively, over the same periods in 2003. Both period-to-period increases related to higher operating and maintenance expenses, higher fuel and power costs, and higher production taxes, all as a result of the increases in oil production volumes and carbon dioxide delivery volumes.

   Earnings from equity investments decreased $1.5 million (17%) and $1.0 million (5%), respectively, in the second quarter and first six months of 2004, compared to the same periods last year. The overall decreases resulted from the dissolution of MKM Partners, L.P. (which eliminated our 15% equity ownership interest) following our SACROC acquisition referred to above. Equity earnings from our 50% investment in the Cortez Pipeline Company increased $0.5 million (8%) in the second quarter of 2004 compared to the second quarter of 2003, and $4.0 million (29%) in the first six months of 2004 compared to the first six months of 2003. The increases were mainly due to higher carbon dioxide delivery volumes in 2004 versus 2003.

   Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of investments, increased $14.8 million (100%) and $30.1 million (111%), respectively, in the second quarter and first six months of 2004, when compared to the same periods last year. The increases were primarily due to higher production, higher unit-of-production depletion rates and the acquisition of our additional interests in the SACROC and Yates oil fields.

  Terminals

                                                               Three Months Ended June 30,    Six Months Ended June 30,
                                                               ---------------------------    -------------------------
                                                                    2004           2003           2004           2003
                                                                    ----           ----           ----           ----
                                                                       (In thousands, except operating statistics)
Revenues...................................................    $   132,315     $   123,372    $   256,221    $   238,383
Operating Expenses(a)......................................        (64,287)        (60,619)      (124,393)      (115,057)
Earnings from equity investments...........................              3               8              7             40
Other, net.................................................           (211)           (267)          (245)          (255)
Income taxes...............................................         (2,121)         (2,430)        (2,718)        (3,685)
                                                               ------------    ------------   ------------   ------------
  Earnings before depreciation, depletion and amortization
    expense and amortization of excess cost of equity
    investments............................................         65,699          60,064        128,872        119,426

Depreciation, depletion and amortization expense...........        (10,438)         (8,980)       (20,723)       (18,008)
Amortization of excess cost of equity investments..........              -               -              -              -
                                                               -----------     -----------    -----------    -----------
  Segment earnings.........................................    $    55,261     $    51,084    $   108,149    $   101,418
                                                               ===========     ===========    ============   ============

Bulk transload tonnage (MMtons)(b).........................           16.9            15.7           31.7           30.2
                                                               ===========     ===========    ===========    ===========
Liquids leaseable capacity (MMBbl).........................           36.5            35.9           36.5           35.9
                                                               ===========     ===========    ===========    ===========
Liquids utilization %......................................           96.0%           96.0%          96.0%          96.0%

                                                               ===========     ===========    ===========    ===========

----------

(a) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(b) Includes Cora, Grand Rivers and Kinder Morgan Bulk Terminals aggregate terminal throughputs; excludes operatorship of LAXT bulk terminal.

   Our Terminals segment includes the operations of our coal and dry-bulk material services, including all transload, engineering and other in-plant services, as well as all the operations of our petroleum and petrochemical-related liquids terminal facilities. Combined, the segment is composed of approximately 51 owned or operated liquids and bulk terminal facilities and approximately 60 rail transloading facilities located throughout the United States. Beginning with the second quarter of 2004, we began grouping our bulk and liquids terminal operations into nine regions, each representing an aggregate used by our management to organize and evaluate segment performance and to help make operating decisions and allocate resources.

   The nine regions consist of the following:

   o  Midwest;

   o  Northeast;

   o  Mid-Atlantic;

   o  Southeast;

   o  Lower Mississippi River (Louisiana);

   o  Gulf Coast;

   o  West;

   o  Materials Services (rail transloading); and

   o  Engineering and other.

   In the second quarter of 2004, our Terminals segment reported earnings before depreciation, depletion and amortization of $65.7 million on revenues of $132.3 million. This compares to earnings before depreciation, depletion and amortization of $60.1 million on revenues of $123.4 million in the second quarter of 2003. For the comparable six-month periods, the segment reported earnings before depreciation, depletion and amortization of $128.9 million on revenues of $256.2 million in 2004, and earnings before depreciation, depletion and amortization of $119.4 million on revenues of $238.4 million in 2003.

  Earnings before depreciation, depletion and amortization in the second quarter and first six months of 2004 increased $5.6 million (9%) and $9.5 million (8%), respectively, over comparable periods in 2003. The increases were primarily due to higher earnings from our Pasadena and Galena Park, Texas liquids terminals (Gulf Coast), our Carteret and Perth Amboy, New Jersey liquids terminals (Northeast), and our Pier IX bulk terminal (Mid-Atlantic). Combined, these five terminal facilities reported increases in earnings before depreciation, depletion and amortization of $2.9 million and $5.8 million, respectively, in the second quarter and first six months of 2004, when compared to the same periods of 2003. The increases from our Gulf Coast and Northeast liquids terminals were driven by higher revenues resulting from higher throughput volumes, contract price escalations, additional service contracts, expansion projects and new pipeline connections, and increased imports in the Northeast. As of June 30, 2004, expansion projects at our liquids terminals completed since the end of the second quarter of 2003, which included the construction of additional petroleum products storage tanks, increased total liquids leaseable capacity by approximately 600,000 barrels (2%). The increases at Pier IX, located in Newport News, Virginia, were primarily due to higher synfuel revenues and higher revenues from transloading coal.

  We also benefited from incremental earnings before depreciation, depletion and amortization attributable to the two bulk terminal businesses in Tampa, Florida, that we acquired in December 2003. The businesses include the operations of a marine terminal and an inland bulk storage warehouse facility. Combined, these businesses reported earnings before depreciation, depletion and amortization of $1.6 million on revenues of $2.8 million for the second quarter of 2004, and earnings before depreciation, depletion and amortization of $3.2 million on revenues of $5.1 million for the six months ended June 30, 2004.

  Revenues earned by our Terminals segment during the second quarter and first six months of 2004 increased $8.9 million (7%) and $17.8 million (7%), respectively, over comparable periods in 2003. The increase in revenues in the second quarter of 2004 compared to the second quarter of 2003 includes increases of $2.6 million from our Carteret, Pasadena and Galena Park liquids terminal facilities, $1.3 million from our Pier IX terminal, $1.2 million from our 66 2/3% ownership interest in the International Marine Terminals Partnership, and $2.8 million from our Tampa bulk terminal acquisitions. The increase in segment revenues in the first six months of 2004 compared to the first six months of 2003 includes increases of $6.5 million from our Carteret, Pasadena and Galena Park liquids terminal facilities, $1.9 million from our Pier IX terminal, $3.9 million from IMT, and $5.1 million from our Tampa bulk terminal acquisitions. The increases in segment revenues from our Gulf Coast and Northeast terminals were driven by the same factors discussed above. The increases in revenues from Pier IX related to higher synfuel and coal revenues. The increases in revenues from IMT, a multi-purpose facility located in Port Sulphur, Louisiana, were driven by higher bulk tonnage transfer volumes and by higher dockage revenues. IMT works with shippers to coordinate deliveries of other materials like iron ore to coincide with outbound shipments of coal.

  Operating expenses increased $3.7 million (6%) and $9.3 million (8%), respectively, in the second quarter and first six months of 2004 versus the same periods of 2003. The increases were primarily due to higher operating and maintenance expenses at our liquids terminals due to higher throughput volumes, higher dockage and stevedoring expenses at our bulk terminals due to increased tonnage and ship conveyance activities, and incremental expenses incurred by our acquired Tampa bulk terminal businesses. Increases in segment operating expenses included higher payroll costs, tank cleaning and related maintenance charges, and higher fuel and utility costs, all related to increased petroleum and dry-bulk tonnage transfer volumes. Incremental operating expenses incurred by our acquired Tampa bulk terminal operations totaled $1.2 million in the second quarter of 2004 and $1.9 million in the first six months of 2004.

  Other income items were essentially flat year-over-year. Income tax expenses during the second quarter and first six months of 2004 decreased $0.3 million (13%) and $1.0 million (26%), respectively, over comparable periods in 2003. The decreases in income tax expense were due to lower taxable income from Delta Terminal Services LLC, the tax-paying entity that owns two liquid bulk storage terminals in New Orleans, Louisiana and Cincinnati, Ohio. The decreases related to lower earnings in both the second quarter and first six months of 2004 compared to the same periods last year.

   Non-cash depreciation, depletion and amortization charges increased $1.5 million (16%) and $2.7 million (15%), respectively, in the second quarter and first six months of 2004, over comparable periods in 2003. The increases in the second quarter and first half of 2004 versus the same periods a year ago reflect higher depreciation charges due to the additional capital spending and acquisitions we have made since the end of the second quarter of 2003, including additional transfers of completed project costs into depreciable plant.


  Other

                                                               Three Months Ended June 30,    Six Months Ended June 30,
                                                               ---------------------------    -------------------------
                                                                    2004           2003           2004           2003
                                                                    ----           ----           ----           ----
                                                                             (In thousands-income/(expense)
General and administrative expenses........................    $   (39,457)    $   (35,685)   $   (87,711)   $   (71,726)
Interest, net..............................................        (46,592)        (44,896)       (93,813)       (89,821)
Minority interest..........................................         (2,462)         (2,125)        (4,543)        (4,339)
Loss from early extinguishment of debt.....................         (1,424)              -         (1,424)             -
Cumulative effect adjustment from change in accounting
principle..................................................              -               -              -          3,465
                                                               ------------    ------------   ------------   ------------
  Interest and corporate administrative expenses...........    $   (89,935)    $   (82,706)   $  (187,491)   $  (162,421)
                                                               ============    ============   ============   ============

   Items not attributable to any segment include general and administrative expenses, interest income and expense and minority interest. In the second quarter of 2004, we also included the $1.4 million loss from our early extinguishment of debt in May 2004 as an item not attributable to any business segment. The loss represented the excess of the price we paid to repurchase and retire the principal amount of $84.3 million of tax-exempt industrial revenue bonds over the bonds' carrying value. Combined, items not attributable to any business segment totaled $89.9 million in the second quarter of 2004 and $82.7 million in the second quarter of 2003. For more information on our early extinguishment of debt, see Note 7 to our Consolidated Financial Statements included elsewhere in this report.

   In addition, in the first quarter of 2003, we included the $3.4 million benefit from the cumulative effect adjustment of a change in accounting for asset retirement obligations as of January 1, 2003 (discussed above), as an item not attributable to any business segment. For the six months ended June 30, 2004 and 2003, items not attributable to any business segment totaled $187.5 million and $162.4 million, respectively.

   Our general and administrative expenses, which include such items as salaries and employee-related expenses, payroll taxes, legal fees, insurance and office supplies and rentals, increased $3.8 million (11%) and $16.0 million (22%), respectively, in the second quarter and first six months of 2004, when compared to the same periods last year. The increases were primarily due to higher employee bonus and benefit expenses and higher overall corporate and worker-related insurance expenses.

  Total interest expense, net of interest income, increased $1.7 million (4%) and $4.0 million (4%), respectively, in the second quarter and first six months of 2004 versus the same year-earlier periods. The increases were due to higher average borrowings during both the three and six month periods ended June 30, 2004, compared to the three and six month periods ended June 30, 2003. The increases in average borrowings were primarily due to capital spending related to internal expansions and improvements, and to incremental borrowings made in connection with acquisition expenditures. Since June 30, 2003, we acquired additional oil reserve ownership interests and carbon dioxide assets, seven refined petroleum products terminals from ConocoPhillips Company and Phillips Pipe Line Company, two bulk terminal businesses in Tampa, Florida, and seven refined petroleum products terminals from Exxon Mobil Corporation. Our overall increase in net interest items in the first six months of 2004 compared to the first six months of 2003 was partially offset by slightly lower (1%) average borrowing rates. For more information on our acquisitions, see Note 2 to our Consolidated Financial Statements included elsewhere in this report, and "Financial Condition - Investing Activities," discussed below.

   Minority interest, which represents the deduction in our consolidated net income attributable to all outstanding ownership interests in our operating limited partnerships and their consolidated subsidiaries that are not held by us, remained relatively flat across both the comparable second quarter and second quarter year-to-date periods of 2004 and 2003.

Financial Condition

  Since the change in control of our general partner in February 1997, we have continued to follow the strategy of maintaining a strong balance sheet in order to allow flexibility in raising capital necessary for growth. Accordingly, we attempt to maintain an overall conservative capital structure, consisting of a mix of approximately 50% equity and 50% debt.

  The following table illustrates the sources of our invested capital (dollars in thousands). In addition to our results of operations, these balances are affected by our financing activities as discussed below:

                                                                          June 30,     December 31,
                                                                        ----------     ------------
                                                                            2004           2003
                                                                        ----------     ------------
        Long-term debt, excluding market value of interest rate
        swaps.....................................................    $  3,932,614      $4,316,678
        Minority interest.........................................          41,501          40,064
        Partners' capital.........................................       3,611,695       3,510,927
                                                                      ------------    ------------
         Total capitalization....................................        7,585,810       7,867,669
        Short-term debt, less cash and cash equivalents...........         329,983         (21,081)
                                                                      ------------    ------------
          Total invested capital..................................    $  7,915,793    $  7,846,588
                                                                      ============    ============

        Capitalization:
          Long-term debt, excluding market value of interest rate            51.8%           54.9%
        swaps.....................................................
          Minority interest.......................................            0.6%            0.5%
          Partners' capital.......................................           47.6%           44.6%
                                                                      ------------    ------------
                                                                            100.0%          100.0%
                                                                      ============    ============

        Invested Capital:
          Total debt, less cash and cash equivalents and excluding
               market value of interest rate swaps................           53.8%           54.7%
          Partners' capital and minority interest.................           46.2%           45.3%
                                                                      ------------    ------------
                                                                            100.0%          100.0%
                                                                      ============    ============

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

  o expansion capital expenditures and working capital deficits with retained cash (resulting from including i-units in the determination of cash distributions per unit but paying quarterly distributions on i-units in additional i-units rather than cash), additional borrowings, the issuance of additional common units or the issuance of additional i-units to KMR;

  o interest payments with cash flows from operating activities; and

  o debt principal payments with additional borrowings, as such debt principal payments become due, or by the issuance of additional common units or the issuance of additional i-units to KMR.

  Through the six months ended June 30, 2004, we have continued to generate strong cash flow from operations, and we provide for additional liquidity by maintaining sizable cash balances and excess borrowing capacity related to our commercial paper program and two committed revolving credit facilities. In August 2004, we intend to replace our existing bank facilities with a $1.25 billion five-year revolving credit facility. This new credit facility, if completed as expected, will include covenants and require payment of facility fees that are similar in nature to the covenants and facility fees required by our current bank facilities as discussed in our Annual Report on Form 10-K for the year ended December 31, 2003. Currently, we do not anticipate any liquidity problems.

  On June 30 2004, we renewed a letter of credit that supports our hedging of commodity price risks involved from the sale of natural gas, natural gas liquids, oil and carbon dioxide. The former $50 million letter of credit expired on June 30, 2004. The amount of the new letter of credit was increased from $50 million to $100 million and will expire on December 31, 2004.

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

  As of June 30, 2004, our budgeted expenditures for the remaining six months of 2004 for sustaining capital spending were approximately $69.8 million. This amount has been committed primarily for the purchase of plant and equipment and is based on the payments we expect to make as part of our 2004 sustaining capital expenditure plan. All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary.

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

  Operating Activities

  Net cash provided by operating activities was $555.8 million for the six months ended June 30, 2004, versus $336.1 million in the comparable period of 2003. The period-to-period increase of $219.7 million (65%) in cash flow from operations was primarily due to a $93.6 million increase in cash inflows relative to net changes in working capital items, a $90.9 million increase in cash from overall higher partnership income, net of non-cash items including depreciation charges and undistributed earnings from equity investments, and a $44.5 million increase related to transportation rate reparation and refund payments made in April 2003.

  The favorable inflows from working capital in 2004 were mainly related to timing differences in the collection and payment of both trade and related party receivables and payables. The higher partnership income reflects the record levels of segment earnings before depreciation, depletion and amortization reported in the first six months of 2004 and discussed above in "Results of Operations." Partially offsetting the overall increase in cash provided by operating activities was an $8.7 million decrease in distributions received from equity investments, primarily due to the dissolution of MKM Partners, L.P. on June 30, 2003, which eliminated our 15% equity ownership interest.

  Investing Activities

  Net cash used in investing activities was $395.1 million for the six month period ended June 30, 2004, compared to $310.0 million in the comparable 2003 period. The $85.1 million (27%) increase in cash used in investing activities was primarily attributable to higher expenditures made for capital additions and internal expansion projects during the first half of 2004 compared to the first half of 2003. Including expansion and maintenance projects, our capital expenditures were $339.5 million in the first six months of 2004 versus $273.4 million in the same year-ago period. The $66.1 million (24%) increase was mainly driven by higher capital investment in our CO2 and Products Pipelines business segments.

  During the first six months of 2004, we have continued to increase our asset infrastructure and to expand and grow our existing businesses through the following ongoing or completed capital expenditure projects (all of the following projects were included in our 2004 budget):

  o CO2 expansion - more than $300 million is being invested during 2004 in new well and injection compression facilities at the SACROC and Yates oil field units in West Texas in order to enhance oil recovery from carbon dioxide injection. By the end of 2004, we expect to reach production levels of 30,000 barrels of oil per day at the SACROC unit and 20,000 barrels of oil per day at the Yates unit;

  o Refined products pipeline expansions - includes the $200 million expansion of our Pacific operations' East Line pipeline, and the approximate $90 million expansion of our Pacific operations' Concord to Sacramento, California pipeline. The East Line expansion will increase capacity on our El Paso, Texas to Tucson, Arizona pipeline by approximately 56%, and on our Tucson to Phoenix, Arizona pipeline by approximately 80%. We expect to invest approximately $18 million in the project during 2004 and the expected start-up for this expansion is sometime in the fourth quarter of 2005 or the first quarter of 2006. The Concord to Sacramento project entails the replacement of an existing 14-inch diameter pipeline with a new 20-inch diameter line to help meet the region's growing demand for gasoline, diesel and jet fuel. The new line is estimated to be in service before the end of 2004;

  o Natural gas storage and pipeline expansions - includes two approximate $30 million projects in our Natural Gas Pipelines business segment: the Cheyenne Market Center project and the Katy to Austin, Texas intrastate natural gas pipeline project. The Cheyenne Market Center project entails the construction of pipeline and storage facilities to accommodate an additional six billion cubic feet of natural gas storage capacity at the natural gas market center in Cheyenne, Wyoming. We commenced providing service to customers on June 1, 2004. The Katy to Austin pipeline project entailed the conversion of a 130-mile pipeline that we acquired in December 2003 from crude oil to natural gas service and the construction of a five mile lateral pipeline that together will provide approximately 170 million cubic feet per day of natural gas to the Austin market. The pipeline began service in mid-July 2004; and

  o Terminals - includes approximately $19 million being invested at our Carteret liquids terminal in New York Harbor in order to add 600,000 barrels of storage capacity. Three 100,000 barrel petroleum products storage tanks were completed in early-July and three more are expected to be completed in December 2004. In addition, we are currently building a cement facility at our Dakota bulk terminal located in St. Paul, Minnesota. The facility will cost approximately $20 million and is expected to be completed sometime in the fourth quarter of 2004.

  Our sustaining capital expenditures were $46.1 million for the first six months of 2004 compared to $40.1 million for the first six months of 2003.

  Additionally, for the six months ended June 30, 2004, our acquisition outlays totaled $51.7 million, including $48.1 million for the acquisition of seven refined petroleum products terminals in the southeastern United States from Exxon Mobil Corporation. For the six months ended June 30, 2003, our acquisition of assets totaled $33.7 million, including $23.3 million for the acquisition of an additional 12.75% ownership interest in the SACROC oil field unit in West Texas from MKM Partners, L.P. For more information on our acquisitions, see Note 2 to the Consolidated Financial Statements included elsewhere in this report.

  Financing Activities

  Net cash used in financing activities was $150.3 million for the six months ended June 30, 2004 and $22.3 million for the same prior-year period. The $128.0 million increase in cash used in financing activities in the first half of 2004 over the comparable 2003 period was primarily the result of a $150.7 million decrease in cash flows from overall debt financing activities, a $78.0 million increase in cash flows from additional partnership equity issuances, and a $53.1 million increase in outflows resulting from higher distributions to our partners.

  The decrease in cash flows from overall debt financing activities, consisting of both our issuances and our payments of debt, was mainly due to lower incremental commercial paper borrowings in the first six months of 2004 versus the first six months of 2003, and to the redemption of long-term debt securities in May 2004. At that time, we paid $84.3 million to redeem and retire the principal amount of four series of tax-exempt bonds related to certain liquids terminal facilities. Pursuant to certain provisions that gave us the right to call and retire the bonds prior to maturity, we took advantage of the opportunity to refinance at lower rates.

  The period-to-period increase in cash flows from partnership equity issuances primarily related to the excess of cash received from both our February 2004 issuance of common units and our March 2004 issuance of i-units over cash received from our June 2003 issuance of common units. On February 9, 2004, we issued, in a public offering, an additional 5,300,000 of our common units at a price of $46.80 per unit, less commissions and underwriting expenses. We received net proceeds of $237.8 million for the issuance of these common units. On March 25, 2004, we issued an additional 360,664 of our i-units to KMR at a price of $41.59 per share, less closing fees and commissions. We received net proceeds of $14.9 million for the issuance of these i-units. By comparison, in a June 2003 public offering, we issued an additional 4,600,000 of our common units, including 600,000 units upon exercise by the underwriters of an over-allotment option, at a price of $39.35 per share, less commissions and underwriting expenses. We received net proceeds of $173.3 million for the issuance of these common units. We used the proceeds from each of these issuances to reduce the borrowings under our commercial paper program.

  Distributions to partners, consisting of all limited partners, our general partner and minority interests, totaled $379.4 million in the first six months of 2004 compared to $326.3 million in the same year-earlier period. The increase in distributions was due to an increase in the per unit cash distributions paid, an increase in the number of units outstanding and an increase in our general partner incentive distributions. The increase in our general partner incentive distributions resulted from both increased cash distributions per unit and an increase in the number of common units and i-units outstanding.

  On May 14, 2004, we paid a quarterly distribution of $0.69 per unit for the first quarter of 2004, 8% greater than the $0.64 per unit distribution paid for the first quarter of 2003. We paid this distribution in cash to our common unitholders and to our Class B unitholders. KMR, our sole i-unitholder, received 872,958 additional i-units based on the $0.69 cash distribution per common unit. For each outstanding i-unit that KMR held, a fraction (0.017412) of an i-unit was issued. The fraction was determined by dividing $0.69, the cash amount distributed per common unit by $39.627, the average of KMR's shares' closing market prices from April 14-27, 2004, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

  On July 21, 2004, we declared a cash distribution for the quarterly period ended June 30, 2004, of $0.71 per unit. The distribution will be paid on or before August 13, 2004, to unitholders of record as of July 31, 2004. Our common unitholders and Class B unitholders will receive cash. KMR, our sole i-unitholder, will receive a distribution in the form of additional i-units based on the $0.71 distribution per common unit. The number of i-units distributed will be 920,140. For each outstanding i-unit that KMR holds, a fraction (0.018039) of an i-unit will be issued. The fraction was determined by dividing $0.71, the cash amount distributed per common unit by $39.36, the average of KMR's shares' closing market prices from July 14-27, 2004, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

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

  Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. Our general partner's incentive distribution for the distribution that we declared for the second quarter of 2004 was $94.9 million. Our general partner's incentive distribution for the distribution that we declared for the second quarter of 2003 was $79.6 million. Our general partner's incentive distribution that we paid during the second quarter of 2004 to our general partner (for the first quarter of 2004) was $90.7 million. Our general partner's incentive distribution that we paid during the second quarter of 2003 to our general partner (for the first quarter of 2003) was $75.5 million. All partnership distributions we declare for the fourth quarter of each year are declared and paid in the first quarter of the following year.

  Certain Contractual Obligations

  There has been no material changes in either certain contractual obligations or our obligations with respect to other entities which are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2003 in our 2003 Form 10-K report.


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


Item 4.  Controls and Procedures.

  As of June 30, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

   None.


Item 3.  Defaults Upon Senior Securities.

   None.


Item 4.  Submission of Matters to a Vote of Security Holders.

   None.


Item 5.  Other Information.

   As previously disclosed, on July 21, 2004, Michael C. Morgan resigned as President of our general partner and its delegate. In connection with his resignation, Mr. Morgan executed a Resignation and Non-Compete Agreement pursuant to which Mr. Morgan resigned, agreed not to compete with us or our affiliates through July 21, 2008, and forfeited 76,667 shares of KMI restricted stock granted in July 2003 that would have vested in July 2006 and July 2008.


Item 6.   Exhibits and Reports on Form 8-K.

   (a) Exhibits

4.1 -- Certain instruments with respect to long-term debt of the Partnership and its consolidated subsidiaries which relate to debt that does not exceed 10% of the total assets of the Partnership and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. ss.229.601.

10.1 -- Resignation and Non-Compete agreement dated July 21, 2004 between KMGP Services, Inc. and Michael C. Morgan, President of Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and Kinder Morgan Management, LLC.

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

  Current report dated July 21, 2004 on Form 8-K was filed on July 21, 2004, pursuant to Items 7 and 12 of that form. In Item 12, we provided notice that on July 21, 2004, we issued a press release regarding our financial results for the quarter and six months ended June 30, 2004 and held a webcast conference call discussing those results. A copy of the earnings press release was filed in Item 7 as an exhibit pursuant to Item 12.

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

                        KINDER MORGAN ENERGY PARTNERS, L.P.
                        (A Delaware limited partnership)

                        By: KINDER MORGAN G.P., INC.,
                            its General Partner

                        By: KINDER MORGAN MANAGEMENT, LLC,
                            its Delegate

                            /s/ C. Park Shaper
                            ------------------------------
                            C. Park Shaper
                            Vice President and Chief Financial Officer of Kinder Morgan Management, LLC, Delegate of Kinder Morgan G.P., Inc. (principal financial officer and principal accounting officer)
                            Date: August 5, 2004