Form 10-Q
period 2004-09-30
KINDER MORGAN ENERGY PARTNERS L P
filed 2004-11-02
CIK 888228

F O R M 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

  The Registrant had 140,048,308 common units outstanding at October 31, 2004.

                               KINDER MORGAN ENERGY PARTNERS, L.P.
                                        TABLE OF CONTENTS


                                                                                              Page
                                                                                             Number
                                   PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)....................................................    3
           Consolidated Statements of Income - Three and Nine Months Ended September 30,        3
           2004 and 2003....................................................................
           Consolidated Balance Sheets - September 30, 2004 and December 31, 2003...........    4
           Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2004         5
           and 2003.........................................................................
           Notes to Consolidated Financial Statements.......................................    6

Item 2: Management's Discussion and Analysis of Financial Condition and Results of             47
        Operations..........................................................................
           Critical Accounting Policies and Estimates.......................................   47
           Results of Operations............................................................   47
           Financial Condition..............................................................   57
           Information Regarding Forward-Looking Statements.................................   62

Item 3: Quantitative and Qualitative Disclosures About Market Risk..........................   63

Item 4: Controls and Procedures.............................................................   63



`                                   PART II. OTHER INFORMATION

Item 1: Legal Proceedings...................................................................   64

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.........................   64

Item 3: Defaults Upon Senior Securities.....................................................   64

Item 4: Submission of Matters to a Vote of Security Holders.................................   64

Item 5: Other Information...................................................................   64

Item 6: Exhibits............................................................................   64

        Signatures..........................................................................   66


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                     (In Thousands Except Per Unit Amounts)
                                                   (Unaudited)

                                                                           Three Months Ended              Nine Months Ended
                                                                             September 30 ,                   September 30,
                                                                     -----------------------------   ---------------------------
                                                                          2004            2003            2004            2003
                                                                     -------------   -------------   -------------   -----------
Revenues
  Natural gas sales...............................................   $ 1,485,585     $ 1,209,888     $ 4,261,372     $ 3,827,246
  Services........................................................       389,794         344,826       1,142,215       1,026,655
  Product sales and other.........................................       139,280          96,128         390,510         250,226
                                                                       ---------       ---------       ---------       ---------
                                                                       2,014,659       1,650,842       5,794,097       5,104,127
                                                                       ---------       ---------       ---------       ---------
Costs and Expenses
  Gas purchases and other costs of sales..........................     1,475,241       1,212,200       4,231,876       3,822,989
  Operations and maintenance......................................       116,807          96,818         347,396         289,602
  Fuel and power..................................................        39,109          29,476         110,621          78,393
  Depreciation, depletion and amortization........................        72,214          55,031         209,623         158,594
  General and administrative......................................        37,816          36,818         125,527         108,544
  Taxes, other than income taxes..................................        20,636          15,534          59,712          46,326
                                                                       ---------       ---------       ---------       ---------
                                                                       1,761,823       1,445,877       5,084,755       4,504,448
                                                                       ---------       ---------       ---------       ---------

Operating Income..................................................       252,836         204,965         709,342         599,679

Other Income (Expense)
  Earnings from equity investments................................        20,645          20,841          61,723          67,764
  Amortization of excess cost of equity investments...............        (1,394)         (1,394)         (4,182)         (4,182)
  Interest, net...................................................       (46,365)        (44,714)       (140,178)       (134,535)
  Other, net......................................................           149             972             403           2,757
Minority Interest.................................................        (2,789)         (2,591)         (7,332)         (6,930)
                                                                       ---------       ---------       ---------       ---------

Income Before Income Taxes and Cumulative Effect of a Change in
   Accounting Principle...........................................       223,082         178,079         619,776         524,553

Income Taxes......................................................        (5,740)         (3,903)        (15,462)        (14,407)
                                                                       ----------      ----------      ----------      ----------

Income Before Cumulative Effect of a Change in Accounting Principle      217,342         174,176         604,314         510,146

Cumulative effect adjustment from change in accounting for asset
   retirement obligations.........................................             -               -               -           3,465
                                                                       ---------       ---------       ---------       ---------

Net Income........................................................     $ 217,342       $ 174,176       $ 604,314       $ 513,611
                                                                       =========       =========       =========       =========

Calculation of Limited Partners' interest in Net Income:
Income Before Cumulative Effect of a Change in Accounting Principle    $ 217,342       $ 174,176       $ 604,314       $ 510,146
Less: General Partner's interest..................................      (100,320)        (82,727)       (287,851)       (239,682)
                                                                       ----------      ----------      ----------      ----------
  Limited Partners' interest......................................       117,022          91,449         316,463         270,464
Add: Limited Partners' interest in Change in Accounting Principle.             -               -               -           3,430
                                                                       ---------       ---------       ---------       ---------
  Limited Partners' interest in Net Income........................     $ 117,022       $  91,449       $ 316,463       $ 273,894
                                                                       =========       =========       =========       =========

Basic and Diluted Limited Partners' Net Income per Unit:
Income Before Cumulative Effect of a Change in Accounting Principle    $    0.59       $    0.49       $    1.62       $    1.47
Cumulative effect adjustment from change in accounting for asset
   retirement obligations.........................................             -               -               -             0.02
                                                                       ---------       ---------       ---------       ----------
Net Income........................................................     $    0.59       $    0.49       $    1.62       $    1.49
                                                                       =========       =========       =========       =========

Weighted average number of units used in computation of Limited
  Partners' Net Income per unit:
Basic.............................................................       196,854         187,813         195,112         184,285
                                                                       =========       =========       =========       =========

Diluted...........................................................       196,937         187,912         195,196         184,400
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

                    KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                       (In Thousands)
                                         (Unaudited)

                                                            September 30,     December 31,
                                                                 2004             2003_
                                                            -------------     -------------
  Assets
  Current Assets
     Cash and cash equivalents.........................     $       6,426     $      23,329
     Accounts, notes and interest receivable, net
       Trade...........................................           603,618           563,012
       Related parties.................................            23,269            27,587
     Inventories
       Products........................................            12,289             7,214
       Materials and supplies..........................            10,763            10,783
     Gas imbalances
       Trade...........................................            19,976            36,449
       Related parties.................................             1,625             9,084
     Gas in underground storage........................             1,397             8,160
     Other current assets..............................            32,142            19,904
                                                            -------------     -------------
                                                                  711,505           705,522
                                                            -------------     -------------

  Property, Plant and Equipment, net...................         7,603,851         7,091,558
  Investments..........................................           410,395           404,345
  Notes receivable
       Trade...........................................             2,422             2,422
       Related parties.................................            95,210                 -
  Goodwill.............................................           726,470           729,510
  Other intangibles, net...............................            14,259            13,202
  Deferred charges and other assets....................           219,729           192,623
                                                            -------------     -------------
  Total Assets.........................................     $   9,783,841     $   9,139,182
                                                            =============     =============

  Liabilities and Partners' Capital
  Current Liabilities
     Accounts payable
       Trade...........................................     $     532,545     $     477,783
       Related parties.................................            11,215                 -
     Current portion of long-term debt.................                 -             2,248
     Accrued interest..................................            25,710            52,356
     Accrued taxes.....................................            54,177            20,857
     Deferred revenues.................................             8,559            10,752
     Gas imbalances....................................            35,827            49,912
     Accrued other current liabilities.................           364,530           190,471
                                                            -------------     -------------
                                                                1,032,563           804,379
                                                            -------------     -------------
  Long-Term Liabilities and Deferred Credits
     Long-term debt, outstanding.......................         4,616,724         4,316,678
     Market value of interest rate swaps...............           123,367           121,464
                                                            -------------     -------------
                                                                4,740,091         4,438,142

     Deferred revenues.................................            16,013            20,975
     Deferred income taxes.............................            40,213            38,106
     Asset retirement obligations......................            36,071            34,898
     Other long-term liabilities and deferred credits..           472,636           251,691
                                                            -------------     -------------
                                                                5,305,024         4,783,812
  Commitments and Contingencies (Note 3)

  Minority Interest....................................            39,877            40,064
                                                            -------------     -------------
  Partners' Capital
     Common Units......................................         2,122,346         1,946,116
     Class B Units.....................................           118,149           120,582
     i-Units...........................................         1,610,894         1,515,659
     General Partner...................................            96,819            84,380
     Accumulated other comprehensive loss..............          (541,831)         (155,810)
                                                            -------------     -------------
                                                                3,406,377         3,510,927
  Total Liabilities and Partners' Capital..............     $   9,783,841     $   9,139,182
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
                                           (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                                 2004                2003
                                                                                           ---------------     ----------
Cash Flows From Operating Activities
Net income.............................................................................     $    604,314        $    513,611
Adjustments to reconcile net income to net cash provided by operating activities:
  Cumulative effect adj. from change in accounting for asset retirement obligations....               --              (3,465)
  Depreciation, depletion and amortization.............................................          209,623             158,594
  Amortization of excess cost of equity investments....................................            4,182               4,182
  Earnings from equity investments.....................................................          (61,723)            (67,764)
Distributions from equity investments..................................................           49,425              61,084
Changes in components of working capital...............................................           41,568            (107,284)
FERC rate reparations and refunds......................................................                -             (44,944)
Other, net.............................................................................           (9,519)             (6,760)
                                                                                            ------------        ------------
  Net Cash Provided by Operating Activities............................................          837,870             507,254
                                                                                            ------------        ------------

Cash Flows From Investing Activities
Acquisitions of assets.................................................................         (142,534)            (40,714)
Acquisitions of investments............................................................                -             (10,000)
Additions to property, plant and equip. for expansion and maintenance projects.........         (565,231)           (413,228)
Sale of investments, property, plant and equipment, net of removal costs...............              859               2,118
Contributions to equity investments....................................................           (7,000)            (11,210)
Other..................................................................................              730               8,904
                                                                                            ------------        ------------
  Net Cash Used in Investing Activities................................................         (713,176)           (464,130)
                                                                                            ------------        ------------

Cash Flows From Financing Activities
Issuance of debt.......................................................................        4,410,926           3,162,365
Payment of debt........................................................................       (4,123,527)         (2,880,518)
Loans to related party.................................................................          (97,223)                  --
Debt issue costs.......................................................................           (2,152)             (1,119)
Proceeds from issuance of common units.................................................          238,075             175,336
Proceeds from issuance of i-units......................................................           14,925                   --
Contributions from General Partner.....................................................            3,641               1,764
Distributions to partners:
  Common units.........................................................................         (287,677)           (252,011)
  Class B units........................................................................          (11,052)            (10,175)
  General Partner......................................................................         (275,412)           (231,186)
  Minority interest....................................................................           (7,221)             (7,345)
Other, net.............................................................................           (4,900)              1,122
                                                                                            ------------        ------------
  Net Cash Used in Financing Activities................................................         (141,597)            (41,767)
                                                                                            -------------       -------------

(Decrease)/Increase in Cash and Cash Equivalents.......................................          (16,903)              1,357
Cash and Cash Equivalents, beginning of period.........................................           23,329              41,088
                                                                                            ------------        ------------
Cash and Cash Equivalents, end of period...............................................     $      6,426        $     42,445
                                                                                            ============        ============

Noncash Investing and Financing Activities:
  Assets acquired by the assumption of liabilities.....................................     $     13,932        $      1,978


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


2.  Acquisitions and Joint Ventures

   During the first nine months of 2004, we completed or made adjustments for the following significant acquisitions. Each of the acquisitions was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The preliminary allocation of assets and liabilities may be adjusted to reflect the final determined amounts during a short period of time following the acquisition. The results of operations from these acquisitions are included in our consolidated financial statements from the acquisition date.

                                                                                   Allocation of Purchase Price
                                                                 ------------------------------------------------------------------
                                                                                              Property      Deferred
                                                                   Purchase       Current      Plant &       Charges     Minority
   Ref.    Date                      Acquisition                     Price        Assets      Equipment      & Other     Interest
  ------ --------- --------------------------------------------- --------------  ---------- -------------- ------------ -----------
                                                                                           (in millions)
  (1)     11/03    Yates Field Unit and Carbon Dioxide Assets...     $   259.9      $  3.6      $  256.6          $  -      $(0.3)
  (2)     12/03    ConocoPhillips Products Terminals............          15.3           -          14.3           1.0          -
  (3)     12/03    Tampa, Florida Bulk Terminals................          29.1           -          29.1             -          -
  (4)      3/04    ExxonMobil Products Terminals................          50.9           -          50.9             -          -
  (5)      8/04    Kinder Morgan Wink Pipeline, L.P.............     $   100.9      $  0.2      $  100.7          $  -      $   -

   (1) Yates Field Unit and Carbon Dioxide Assets

   Effective November 1, 2003, we acquired certain assets in the Permian Basin of West Texas from a subsidiary of Marathon Oil Corporation. Our purchase price was approximately $259.9 million, consisting of $230.2 million in cash and the assumption of $29.7 million of liabilities. The assets acquired consisted of the following:

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

   Together, the acquisition of these assets complemented our existing carbon dioxide assets in the Permian Basin, increased our working interest in the Yates field to nearly 50% and allowed us to become the operator of the field. We recorded our final purchase price adjustment in the third quarter of 2004; we recorded a deferred tax liability of $0.8 million in August 2004 to properly reflect the tax obligations of Kinder Morgan Carbon Dioxide Transportation Company. The acquired operations are included as part of our CO2 business segment.

   (2) ConocoPhillips Products Terminals

   Effective December 11, 2003, we acquired seven refined petroleum products terminals in the southeastern United States from ConocoPhillips Company and Phillips Pipe Line Company. Our purchase price was approximately $15.3 million, consisting of approximately $14.1 million in cash and $1.2 million in assumed liabilities. The terminals are located in Charlotte and Selma, North Carolina; Augusta and Spartanburg, South Carolina; Albany and Doraville, Georgia; and Birmingham, Alabama. We fully own and operate all of the terminals except for the Doraville, Georgia facility, which is operated and owned 70% by Citgo. As of our acquisition date, we expected to invest an additional $1.3 million in the facilities. Combined, the terminals have 35 storage tanks with total capacity of approximately 1.15 million barrels for gasoline, diesel fuel and jet fuel. As part of the transaction, ConocoPhillips entered into a long-term contract to use the terminals. The contract consists of a five-year terminaling agreement, an intangible asset which we valued at $1.0 million. The acquisition broadened our refined petroleum products operations in the southeastern United States as three of the terminals are connected to the Plantation pipeline system, which is operated and owned 51% by us. The acquired operations are included as part of our Products Pipelines business segment.

   (3) Tampa, Florida Bulk Terminals

   In December 2003, we acquired two bulk terminal facilities in Tampa, Florida for an aggregate consideration of approximately $29.1 million, consisting of $26.3 million in cash and $2.8 million in assumed liabilities. As of our acquisition date, we expected to invest an additional $16.9 million in the facilities. The principal facility purchased was a marine terminal acquired from a subsidiary of The Mosaic Company, formerly IMC Global, Inc. We entered into a long-term agreement with Mosaic pursuant to which Mosaic will be the primary user of the facility, which we will operate and refer to as the Kinder Morgan Tampaplex terminal. The terminal sits on a 114-acre site, and serves as a storage and receipt point for imported ammonia, as well as an export location for dry bulk products, including fertilizer and animal feed. We closed on the Tampaplex portion of this transaction on December 23, 2003. The second facility purchased was the former Nitram, Inc. bulk terminal, which we plan to use as an inland bulk storage warehouse facility for overflow cargoes from our Port Sutton, Florida import terminal. We closed on the Nitram portion of this transaction on December 10, 2003. We recorded our final purchase price adjustments in the third quarter of 2004. The adjustments included the removal of a property tax liability in the amount of $0.6 million, which had been established in December 2003 pending final determination of assumed tax obligations. The acquired operations are included as part of our Terminals business segment and complement our existing businesses in the Tampa area by generating additional fee-based income.

   (4) ExxonMobil Products Terminals

   Effective March 9, 2004, we acquired seven refined petroleum products terminals in the southeastern United States from Exxon Mobil Corporation. Our purchase price was approximately $50.9 million, consisting of approximately $48.2 million in cash and $2.7 million in assumed liabilities. The terminals are located in Collins, Mississippi; Knoxville, Tennessee; Charlotte and Greensboro, North Carolina; and Richmond, Roanoke and Newington, Virginia. Combined, the terminals have a total storage capacity of approximately 3.2 million barrels for gasoline, diesel fuel and jet fuel. As part of the transaction, ExxonMobil entered into a long-term contract to store products at the terminals. As of our acquisition date, we expected to invest an additional $1.2 million in the facilities. The acquisition enhanced our terminal operations in the Southeast and complemented our December 2003 acquisition of seven products terminals from ConocoPhillips Company and Phillips Pipe Line Company. The acquired operations are included as part of our Products Pipelines business segment.

   (5) Kinder Morgan Wink Pipeline, L.P.

   Effective August 31, 2004, we acquired all of the partnership interests in Kaston Pipeline Company, L.P. from KPL Pipeline Company, LLC and RHC Holdings, L.P. for a purchase price of approximately $100.9 million, consisting of $90.9 million in cash and the assumption of approximately $10.0 million of liabilities. We renamed the limited partnership Kinder Morgan Wink Pipeline, L.P., and since August 31, 2004, we have included its results as part of our consolidated financial statements under our CO2 business segment. The acquisition included a 450-mile crude oil pipeline system, consisting of four mainline sections, numerous gathering systems and truck off-loading stations. The mainline sections, all in Texas, have a total capacity of 115,000 barrels of crude oil per day. As part of the transaction, we entered into a long-term throughput agreement with Western Refining Company, L.P. to transport crude oil into Western's 107,000 barrel per day refinery in El Paso, Texas. As of our acquisition date, we expected to invest approximately $11.0 million over the next five years to upgrade the assets. The acquisition allows us to better manage crude oil deliveries from our oil field interests in West Texas. Our allocation of the purchase price to assets acquired and liabilities assumed is preliminary, pending final purchase price adjustments that we expect to make by the end of the first quarter of 2005 related to both working capital and other adjustments specified by the purchase agreement.

   Pro Forma Information

   The following summarized unaudited pro forma consolidated income statement information for the nine months ended September 30, 2004 and 2003, assumes that all of the acquisitions we have made and joint ventures we have entered into since January 1, 2003, including the ones listed above, had occurred as of the beginning of the period presented. We have prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed these acquisitions and joint ventures as of the beginning of the period presented or the results that will be attained in the future. Amounts presented below are in thousands, except for the per unit amounts:

                                                                                        Pro Forma
                                                                              Nine Months Ended September 30,
                                                                                  2004                  2003
                                                                              ------------       ------------
                                                                                        (Unaudited)
    Revenues................................................................  $  5,808,364       $  5,215,180
    Operating Income........................................................       714,276            661,412
    Income Before Cumulative Effect of a Change in Accounting Principle.....       607,203            561,422
    Net Income..............................................................  $    607,203       $    564,887
    Basic and Diluted Limited Partners' Net Income per unit:
      Income Before Cumulative Effect of a Change in Accounting Principle...  $       1.64       $       1.74
      Net Income............................................................  $       1.64       $       1.76

   Subsequent Events

   Effective October 6, 2004, we acquired Global Materials Services LLC for approximately $70.9 million, consisting of $33.5 million in cash and $37.4 million of assumed liabilities. Global Materials Services LLC operates a network of 21 river terminals and two rail transloading facilities primarily located along the Mississippi River system. The network provides loading, storage and unloading points for various bulk commodity imports and exports. As of our acquisition date, we expected to invest an additional $9.4 million over the next two years to expand and upgrade the terminals, which are located in 11 Mid-Continent states. The acquisition further expands and diversifies our customer base and complements our existing terminal facilities located along the lower-Mississippi River system. The acquired terminals will be included in our Terminals business segment.

   On October 13, 2004, we announced that Shell Trading (U.S.) Company had assumed ownership of the processing rights at our transmix facilities located in Richmond, Virginia; Indianola, Pennsylvania; and Wood River, Illinois. In a transaction that closed on September 30, 2004, Shell Trading purchased the eastern transmix trading business formerly owned by Duke Energy Merchants LLC, which included a transmix processing agreement effective through March 16, 2011. The arrangement also includes an opportunity to extend the processing agreement beyond that date.

   On October 18, 2004, we entered into a definitive agreement to purchase nine refined petroleum products terminals in the southeastern United States from Charter Terminal Company and Charter-Triad Terminals, LLC for approximately $75 million in cash and assumed liabilities. Three terminals, with a combined 3.2 million barrels of storage, are located in Selma, North Carolina, and the remaining facilities are located in Greensboro and Charlotte, North Carolina; Chesapeake and Richmond, Virginia; Athens, Georgia; and North Augusta, South Carolina. We will fully own seven of the terminals and jointly own the remaining two. Following our acquisition, we expect to invest an additional $2 million over the next two years to upgrade the facilities. All of the terminals are connected to products pipelines owned by either Plantation Pipe Line Company or Colonial Pipeline Company. The acquisition will complement the existing terminals we own in the Southeast and will increase our southeast terminal storage capacity 76% (to 7.7 million barrels) and terminal throughput 62% (to over 340,000 barrels per day). We expect to close the transaction during the fourth quarter and the acquired terminals will be included as part of our Products Pipelines business segment.

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

   Briefing in the Court of Appeals was completed in August 2003, and oral argument took place on November 12, 2003. On July 20, 2004, the U.S. Court of Appeals for the District of Columbia Circuit issued an opinion affirming the FERC orders under review on most issues, vacating the tax provision that the FERC had allowed SFPP to include under the FERC's "Lakehead" policy giving a tax allowance to partnership pipelines and remanding for further FERC proceedings on other issues.

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

   On September 2, 2004, BP West Coast Products, ChevronTexaco, ConocoPhillips and ExxonMobil filed a petition for rehearing and rehearing en banc asking the Court of Appeals to reconsider its ruling that West Line rates were not subject to investigation at the time the Energy Policy Act was enacted. On September 3, 2004, SFPP filed a petition for rehearing asking the Court to confirm that the FERC has the same discretion to address the income tax allowance issue on remand that administrative agencies normally have when their decisions are set aside by reviewing courts because they have failed to provide a reasoned basis for their conclusions. On October 4, 2004, the Court of Appeals denied both petitions without further comment.

   We are continuing to review the potential impact of the Court of Appeals decision and prepare for proceedings before the FERC on the issues that have been remanded to it. In addition to participating in the FERC's proceedings on remand, we may also seek review by the United States Supreme Court on one or more issues.

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

   As part of its February 28, 2003 order denying SFPP's application for market-based ratemaking authority, the FERC remanded to the ongoing litigation in Docket No. OR96-2, et al. the question of whether SFPP's current rate for service on the Sepulveda line is just and reasonable. That issue is currently pending before the administrative law judge in the Docket No. OR96-2, et al. proceeding. The procedural schedule in this remanded matter was activated upon the issuance of the phase two initial decision in the Docket No. OR96-2, et al. proceeding (see below). A hearing in this proceeding is scheduled to commence on February 15, 2005.

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

   SFPP filed a brief on exceptions to the FERC that contested the findings in the initial decision. SFPP's opponents responded to SFPP's brief. On March 26, 2004, the FERC issued an order on the phase one initial decision. The FERC's phase one order reversed the initial decision by finding that SFPP's rates for its North and Oregon Lines should remain "grandfathered" and amended the initial decision by finding that SFPP's West Line rates (i) to Yuma, Tucson and CalNev, as of 1995, and (ii) to Phoenix, as of 1997, should no longer be "grandfathered" and are not just and reasonable. The FERC's phase one order did not address prospective West Line rates and whether reparations are necessary. As discussed below, those issues have been addressed in the non-binding phase two initial decision recently issued by the presiding administrative law judge. The FERC's phase one order also did not address the "grandfathered" status of the Watson Station fee, noting that it would address that issue once it was ruled on by the United States Court of Appeals for the District of Columbia Circuit in its review of the FERC's Opinion No. 435 orders. Several of the participants in the proceeding requested rehearing of the FERC's phase one order. FERC action on those requests is pending. In addition, several participants, including SFPP, filed petitions with the United States Court of Appeals for the District of Columbia Circuit for review of the FERC's phase one order. On August 13, 2004, the FERC filed a motion to dismiss the pending petitions for review of the phase one order. On August 30, 2004, Petitioners, including SFPP, filed answers to that motion, which the FERC responded to on September 2, 2004. Court action on those petitions and motions is pending.

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

   On September 9, 2004, the presiding administrative law judge issued his non-binding initial decision in the phase two portion of this proceeding. If affirmed by the FERC, the phase two initial decision would establish the basis for prospective rates and the calculation of reparations for complaining shippers with respect to the West Line and East Line. However, as with the phase one initial decision, the phase two initial decision must be fully reviewed by the FERC, which may accept, reject or modify the decision. Briefs on exceptions to the phase two initial decision are due to be filed on November 2, 2004, and briefs opposing exceptions are due to be filed on December 17, 2004. A FERC order on phase two of the case is not expected before the second quarter of 2005. Any such order may be subject to further FERC review, review by the United States Court of Appeals for the District of Columbia Circuit, or both.

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

   We have estimated that shippers sought reparations of $154 million and prospective rate reductions with an aggregate average annual impact of $45 million. Extending the assumed timing for implementation of rate reductions and the payment of reparations has the effect of increasing total reparations and the interest accruing on the reparations. For each calendar quarter of delay in the implementation of rate reductions sought, we estimate that reparations and accrued interest accumulates by approximately $9 million. We now assume that any potential rate reductions will be implemented in the third quarter of 2005 and that reparations and accrued interest thereon will be paid late in the third quarter of 2006. If the phase two initial decision were to be largely adopted by the FERC, the estimated reparations and rate reductions noted above would increase modestly. We continue to estimate the combined annual impact of the rate reductions and the capital costs associated with financing the payment of reparations sought by shippers and accrued interest thereon to be approximately 15 cents of distributable cash flow per unit. We believe, however, that the ultimate resolution of these complaints will be for amounts substantially less than the amounts sought.

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

   OR03-5 proceedings. On June 30, 2003, Chevron filed another complaint against SFPP - substantially similar to its previous complaint - and moved to consolidate the complaint with the Docket No. OR96-2, et al. proceeding. This complaint was docketed as Docket No. OR03-5. Chevron requested that this new complaint be treated as if it were an amendment to its complaint in Docket No. OR02-4, which was previously dismissed by the FERC. By this request, Chevron sought to, in effect, back-date its complaint, and claim for reparations, to February 2002. SFPP answered Chevron's complaint on July 22, 2003, opposing Chevron's requests for consolidation and for the back-dating of its complaint. On October 28, 2003 , the FERC accepted Chevron's complaint, but held it in abeyance pending the outcome of the Docket No. OR96-2, et al. proceeding. The FERC denied Chevron's request for consolidation and for back-dating. On November 21, 2003, Chevron filed a petition for review of the FERC's October 28, 2003 Order at the Court of Appeals for the District of Columbia Circuit. On January 8, 2004, the Court of Appeals granted Chevron's motion to have its appeal consolidated with Chevron's appeal of the FERC's decision in the Docket No. OR02-4 proceeding and to have the two appeals held in abeyance pending the outcome of the appeal of the Docket No. OR92-8, et al. proceeding. On August 13, 2004, the FERC filed a motion to dismiss the pending petitions for review of the FERC's orders in the OR02-4 and OR03-5 proceedings. SFPP filed a motion to dismiss Chevron's petitions for review on August 18, 2004. Chevron answered those motions on August 30, 2004 and the FERC responded to Chevron's answer on September 7, 2004. Court action in these dockets is pending.

   OR04-3 proceeding. On September 21, 2004, America West Airlines, Inc., Southwest Airlines, Co., Northwest Airlines, Inc. and Continental Airlines, Inc. (collectively "Airlines") filed a complaint against SFPP at the FERC. The Airlines' complaint alleges that the rates on SFPP's West Line and SFPP's charge for its gathering enhancement service at Watson Station are not just and reasonable. The Airlines seek rate reductions and reparations for two years prior to the filing of their complaint. SFPP answered the Airlines' complaint on October 12, 2004. FERC action on the complaint is pending.

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

   The rehearing complaint was heard by the CPUC in October 2000 and the April 2000 complaint and SFPP's market-based application were heard by the CPUC in February 2001. All three matters stand submitted as of April 13, 2001, and resolution of these submitted matters is anticipated within the fourth quarter of 2004.

   The CPUC subsequently issued a resolution approving a 2001 request by SFPP to raise its California rates to reflect increased power costs. The resolution approving the requested rate increase also required SFPP to submit cost data for 2001, 2002, and 2003, and to assist the CPUC in determining whether SFPP's overall rates for California intrastate transportation services are reasonable. The resolution reserves the right to require refunds, from the date of issuance of the resolution, to the extent the CPUC's analysis of cost data to be submitted by SFPP demonstrates that SFPP's California jurisdictional rates are unreasonable in any fashion. On February 21, 2003, SFPP submitted the cost data required by the CPUC, which submittal was protested by Valero Marketing and Supply Company, Ultramar Inc., BP West Coast Products LLC, Exxon Mobil Oil Corporation and Chevron Products Company. Issues raised by the protest, including the reasonableness of SFPP's existing intrastate transportation rates, were the subject of evidentiary hearings conducted in December 2003 and may be resolved by the CPUC in the fourth quarter of 2004.

   We currently believe the CPUC complaints seek approximately $15 million in tariff reparations and prospective annual tariff reductions, the aggregate average annual impact of which would be approximately $31 million. There is no way to quantify the potential extent to which the CPUC could determine that SFPP's existing California rates are unreasonable. With regard to the amount of dollars potentially subject to refund as a consequence of the CPUC resolution requiring the provision by SFPP of cost-of-service data, such refunds could total about $6 million per year from October 2002 to the anticipated date of a CPUC decision during the fourth quarter of 2004.

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

   Fuel Tracking Filing

   On March 31, 2004, Trailblazer made its annual filing to revise its fuel tracker percentage (its fuel rate) applicable to its expansion shippers. In the filing, Trailblazer proposed to reduce its fuel rate from the previous level of 2.0% to 1.57%. On April 12, 2004, Marathon Oil Company filed a protest stating that Trailblazer overstated projected volumes at the Station 601 compressor facility and proposed that the volumes at the station be reduced, which would result in a reduction of the fuel rate to 1.20%. On April 30, 2004, the FERC issued an order allowing Trailblazer to place its proposed 1.57% fuel rate into effect, subject to refund, on May 1, 2004. The order also established a comment procedure, pursuant to which Trailblazer filed comments supporting its proposal on May 20, 2004 and Marathon filed reply comments on June 1, 2004. On July 9, 2004, the FERC issued an order adopting Marathon's position. Trailblazer implemented the 1.20% fuel rate on August 1, 2004. In addition, in September 2004, Trailblazer refunded approximately $600,000 to affected shippers for the period May 1, 2004 to July 31, 2004; the period in which Trailblazer's rejected fuel rate was billed to shippers.

   FERC Order 637

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

   On November 14, 2001, Trailblazer made its compliance filing pursuant to the FERC's October 15, 2001 order and also filed for rehearing of the October 15, 2001 order. On April 16, 2003, the FERC issued its order on Trailblazer's compliance filing and rehearing order. The FERC denied Trailblazer's requests for rehearing and approved its compliance filing subject to modifications.

   Trailblazer made those modifications in a compliance filing submitted to the FERC on May 16, 2003. On March 24, 2004, the FERC issued an order directing Trailblazer to make relatively minor changes to its filing of May 16, 2003. Trailblazer submitted its compliance filing on April 8, 2004. The FERC issued an order accepting the April 8, 2004 filing on August 5, 2004. Under the FERC's orders, limited aspects of Trailblazer's plan (revenue crediting) were effective as of May 1, 2003. The entire Order No. 637 plan went into effect on December 1, 2003.

   Trailblazer anticipates no adverse impact on its business as a result of the implementation of Order No. 637.

   Standards of Conduct Rulemaking

   FERC Order No. 2004

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

   On November 25, 2003, the FERC issued Order No. 2004, adopting new Standards of Conduct to become effective February 9, 2004. Every interstate natural gas pipeline was required to file a compliance plan by that date and was required to be in full compliance with the Standards of Conduct by June 1, 2004. The primary change from existing regulation is to make such standards applicable to an interstate natural gas pipeline's interaction with many more affiliates (referred to as "energy affiliates"), including intrastate/Hinshaw natural gas pipelines (in general, a Hinshaw pipeline is a pipeline that receives gas at or within a state boundary, is regulated by an agency of that state, and all the gas it transports is consumed within that state), processors and gatherers and any company involved in natural gas or electric markets (including natural gas marketers) even if they do not ship on the affiliated interstate natural gas pipeline. Local distribution companies are excluded, however, if they do not make sales to customers not physically attached to their system. The Standards of Conduct require, among other things, separate staffing of interstate pipelines and their energy affiliates (but support functions and senior management at the central corporate level may be shared) and strict limitations on communications from an interstate pipeline to an energy affiliate.

   Kinder Morgan Interstate Gas Transmission LLC filed for clarification and rehearing of Order No. 2004 on December 29, 2003. In the request for rehearing, Kinder Morgan Interstate Gas Transmission LLC asked that intrastate/Hinshaw pipeline affiliates not be included in the definition of energy affiliates. On February 19, 2004, Kinder Morgan Interstate Gas Transmission LLC and Trailblazer Pipeline Company filed exemption requests with the FERC. The pipelines seek a limited exemption from the requirements of Order No. 2004 for the purpose of allowing their affiliated Hinshaw and intrastate pipelines, which are subject to state regulation and do not make any sales to customers not physically attached to their system, to be excluded from the rule's definition of energy affiliate. Separation from these entities would be the most burdensome requirement of the new rules for us.

   On April 16, 2004, the FERC issued Order No. 2004-A. The FERC extended the effective date of the new Standards of Conduct from June 1, 2004, to September 1, 2004. Otherwise, the FERC largely denied rehearing of Order No. 2004, but provided further clarification or adjustment in several areas. The FERC continued the exemption for local distribution companies which do not make off-system sales, but clarified that the local distribution company exemption still applies if the local distribution company is also a Hinshaw pipeline. The FERC also clarified that a local distribution company can engage in certain sales and other energy affiliate activities to the limited extent necessary to support sales to customers located on its distribution system, and sales necessary to remain in balance under pipeline tariffs, without becoming an energy affiliate. The FERC declined to exempt natural gas producers. The FERC also declined to exempt natural gas intrastate and Hinshaw pipelines, processors and gatherers, but did clarify that such entities will not be energy affiliates if they do not participate in gas or electric commodity markets, interstate capacity markets (as capacity holder, agent or manager), or in financial transactions related to such markets.

   The FERC also clarified further the personnel and functions which can be shared by interstate natural gas pipelines and their energy affiliates, including senior officers and risk management personnel, and the permissible role of holding or parent companies and service companies. The FERC also clarified that day-to-day operating information can be shared by interconnecting entities. Finally, the FERC clarified that an interstate natural gas pipeline and its energy affiliate can discuss potential new interconnects to serve the energy affiliate, but subject to very onerous posting and record-keeping requirements.

   On July 21, 2004, Kinder Morgan Interstate Gas Transmission LLC and Trailblazer Pipeline Company filed additional joint requests with the interstate natural gas pipelines owned by KMI asking for limited exemptions from certain requirements of FERC Order 2004 and asking for an extension of the deadline for full compliance with Order 2004 until 90 days after the FERC has completed action on the pipelines' various rehearing and exemption requests. These exemptions request relief from the independent functioning and information disclosure requirements of Order 2004. The exemption requests propose to treat as energy affiliates, within the meaning of Order 2004, two groups of employees:

   o individuals in the Choice Gas Commodity Group within KMI's retail operations; and

   o commodity sales and purchase personnel within our Texas intrastate natural gas operations.

   Order 2004 regulations governing relationships between interstate pipelines and their energy affiliates would apply to relationships with these two groups. Under these proposals, certain critical operating functions could continue to be shared.

   On August 2, 2004, the FERC issued Order No. 2004-B. In this order, the FERC extended the effective date of the new Standards of Conduct from September 1, 2004 to September 22, 2004. Also in this order, among other actions, the FERC denied the request for rehearing made by the interstate pipelines of KMI and us to clarify the applicability of the local distribution company and parent company exemptions to them. In addition, the FERC denied the interstate pipelines' request for a 90 day extension of time to comply with Order 2004.

   On September 20, 2004, the FERC issued an order which conditionally granted the July 21, 2004 joint requests for limited exemptions from the requirements of the Standards of Conduct described above. In that order, FERC directed Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company and the affiliated interstate pipelines owned by KMI to submit compliance plans regarding these exemptions within 30 days. These compliance plans were filed on October 19, 2004, and set out certain steps taken by us to assure that employees in the Choice Gas Commodity Group of KMI and the commodity sales and purchase personnel of our Texas intrastate organizations do not have access to restricted interstate natural gas pipeline information or receive preferential treatment as to interstate natural gas pipeline services. The FERC will not enforce compliance with the independent functioning requirement of the Standards of Conduct as to these employees until 30 days after it acts on these compliance filings. In all other respects, we were required to comply with the Standards of Conduct as of September 22, 2004.

   We have implemented compliance with the Standards of Conduct as of September 22, 2004, subject to the exemptions described in the prior paragraph. Compliance includes, among other things, the posting of compliance procedures and organizational information for each interstate pipeline on its Internet website, the posting of discount and tariff discretion information and the implementation of independent functioning for energy affiliates not covered by the prior paragraph (electric and gas gathering, processing or production affiliates).

   FERC Policy statement re: Use of Gas Basis Differentials for Pricing

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

   Quarterly Financial Reports Rulemaking

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

   On July 20, 2004, the United States Court of Appeals for the District of Columbia Circuit issued its opinion in BP West Coast Products, LLC v. Federal Energy Regulatory Commission, No. 99-1020, On Petitions for Review of Orders of the Federal Energy Regulatory Commission (Circuit opinion), addressing in part the tariffs of SFPP, L.P. Among other things, the Circuit opinion vacated the income tax allowance portion of the FERC opinion and order allowing recovery in SFPP's rates for income taxes and remanded this and other matters for further proceedings consistent with the Circuit opinion. By its terms, the opinion only pertains to SFPP, L.P. and it is based on the record in that case.

   Union Pacific Railroad Company Easements

   SFPP, L.P. and Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company) are engaged in two proceedings to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for each of the ten year periods beginning January 1, 1994 and January 1, 2004 (Southern Pacific Transportation Company vs. Santa Fe Pacific Corporation, SFP Properties, Inc., Santa Fe Pacific Pipelines, Inc., SFPP, L.P., et al., Superior Court of the State of California for the County of San Francisco, filed August 31, 1994; and Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. "D", Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In the second quarter of 2003, the trial court set the rent for years 1994 - 2003 at approximately $5.0 million per year as of January 1, 1994, subject to annual inflation increases throughout the ten year period. UPRR has appealed this matter to the California Court of Appeals.

   On August 17, 2004, SFPP was served with a lawsuit seeking to determine the rent for the ten year period commencing January 1, 2004. A trial date has not been set.

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

   Kinder Morgan CO2 Company, L.P., Kinder Morgan G.P., Inc., and Cortez Pipeline Company are among the named defendants in Shores, et al. v. Mobil Oil Corp., et al., No. GC-99-01184 (Statutory Probate Court, Denton County, Texas filed December 22, 1999) and First State Bank of Denton, et al. v. Mobil Oil Corp., et al., No. 8552-01 (Statutory Probate Court, Denton County, Texas filed March 29, 2001). These cases involve claims brought on behalf of classes of overriding royalty interest owners (Shores) and royalty interest owners (Bank of Denton) for underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit. The plaintiffs' claims include claims for breach of contractual duties and covenants, breach of agency duties, civil conspiracy, and declaratory relief. In addition to their claims for actual damages, plaintiffs seek an equitable accounting, imposition of a constructive trust over the defendants' interests, and punitive damages. After the trial court certified classes in both cases, the Fort Worth Court of Appeals reversed and vacated the trial court's class certification order in Shores because the trial court lacked jurisdiction to certify a class. The court of appeals also ruled that most of the named plaintiffs in Shores could not establish proper venue in Denton County and dismissed those parties' claims. The trial court's class certification order in Bank of Denton is currently on appeal to the Fort Worth Court of Appeals, but the plaintiffs have filed a motion with the trial court to vacate its class certification order, which was unopposed by the defendants. This motion was granted in May 2004. The remaining claims in the Shores and Bank of Denton cases are currently scheduled to go to trial in January 2005.

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

   On March 1, 2004, Bridwell Oil Company, one of the named defendants/counter -claim plaintiffs in the SWEPI Action filed a new matter in which it asserts claims which are virtually identical to the counterclaims it asserts in the SWEPI Action against virtually the same parties. Bridwell Oil Co. v. Shell Oil Co. et al, No. 160,199-B (78th Judicial District, Wichita County Court). On June 25, 2004, defendants filed answers, special exceptions, pleas in abatement and motions to transfer venue back to the Harris County District Court, which motions are currently pending.

   J. Casper Heimann, Pecos Slope Royalty Trust and Rio Petro LTD, individually and on behalf of all other private royalty and overriding royalty owners in the Bravo Dome Carbon Dioxide Unit, New Mexico similarly situated v. Kinder Morgan CO2 Company, L.P., No. 04-26-CL (8th Judicial District Court, Union County New Mexico).

   On August 3, 2004, plaintiffs in the above-captioned matter filed a purported Class Action Complaint against Kinder Morgan CO2 Company, L.P. alleging that defendant has failed to pay the full royalty and overriding royalty ("Royalty Interests") on the true and proper settlement value of compressed carbon dioxide produced from the Bravo Dome Unit. The complaint purports to assert claims for violation of the Unfair Practices Act, Constructive Fraud, Breach of Contract and of the Covenant of Good Faith and Fair Dealing, Breach of the Implied Covenant to Market, and claims for an Accounting, Unjust Enrichment and Injunctive Relief. The purported class is alleged to be comprised of current and former owners, during the period January 2000 to the present, who have private property Royalty Interests burdening the oil and gas leases held by the defendant, excluding the Commissioner of Public Lands, the United States of America, and those private Royalty Interests that are not unitized as part of the Bravo Dome Unit. The plaintiffs allege that they were members of a class previously certified as a class action by the United States District Court for the District of New Mexico in the matter Doris Feerer, et al. v. Amoco Production Company, et al., USDC N.M. Civ. No. 95-0012 (the "Feerer Class Action"). Plaintiffs allege that defendant's method of paying Royalty Interests is contrary to the methodology established in the previous settlement of the Feerer Class Action. Defendant has filed a Motion to Compel Arbitration of this matter pursuant to the arbitration provisions contained in the Feerer Class Action Settlement Agreement, which motion is currently pending. Based on the information available to date, we believe that the claims against us in this matter are without merit and intend to defend against them vigorously.

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

   United States of America, ex rel., Jack J. Grynberg v. K N Energy

   Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado. This action was filed on June 9, 1997 pursuant to the federal False Claims Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). Certain entities we acquired in the Kinder Morgan Tejas acquisition are also defendants in this matter. An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. In 1999, these cases were consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. The multidistrict litigation matter is called In Re Natural Gas Royalties Qui Tam Litigation, Docket No. 1293. Motions to dismiss were filed and an oral argument on the motion to dismiss occurred on March 17, 2000. On July 20, 2000, the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases, referred to as valuation claims. Judge Downes denied the defendant's motion to dismiss on May 18, 2001. The United States' motion to dismiss most of plaintiff's valuation claims has been granted by the court. Grynberg has appealed that dismissal to the 10th Circuit, which has requested briefing regarding its jurisdiction over that appeal. Discovery to determine issues related to the Court's subject matter jurisdiction, arising out of the False Claims Act is complete and briefing is underway. On May 7, 2003, Grynberg sought leave to file a Third Amended Complaint, which adds allegations of undermeasurement related to CO2 production. Defendants have filed briefs opposing leave to amend.

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

   We believe this suit is without merit and we intend to defend the case vigorously. We have moved for partial summary judgment on all of Sweatman's claims, asserting that even in the light most favorable to Sweatman's assertions, there is no issue of material fact on whether Sweatman even owned an interest in the underlying gas sales agreements in dispute. That motion was heard on August 13, 2004, and was granted on October 26, 2004 as to four of the five gas sales contracts at issue, leaving for further determination at a later time any remaining claims based upon other theories of recovery not dependent upon the four gas sales agreements being joint venture property. We have also filed a no-evidence motion for summary judgment on the plaintiffs' defamation claims. Trial of the case is set preferentially for January 17, 2005.

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

   The Complaint alleges that Reliant Energy Resources Corp., by and through its affiliates, has artificially inflated the price charged to residential consumers for natural gas that it allegedly purchased from the non-Reliant defendants, including the above-listed Kinder Morgan entities. The Complaint further alleges that in exchange for Reliant Energy Resources Corp.'s purchase of natural gas at above market prices, the non-Reliant defendants, including the above-listed Kinder Morgan entities, sell natural gas to Entex Gas Marketing Company at prices substantially below market, which in turn sells such natural gas to commercial and industrial consumers and gas marketers at market price. The Complaint purports to assert claims for fraud, violations of the Texas Deceptive Trade Practices Act, and violations of the Texas Utility Code against some or all of the Defendants, and civil conspiracy against all of the defendants, and seeks relief in the form of, among other things, actual, exemplary and statutory damages, civil penalties, interest, attorneys' fees and a constructive trust ab initio on any and all sums which allegedly represent overcharges by Reliant and Reliant Energy Resources Corp.

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

   Weldon Johnson and Guy Sparks , individually and as Representative of Others Similarly Situated v. Centerpoint Energy, Inc. et. al., No. 04-327-2 (Circuit Court, Miller County Arkansas).

   On October 8, 2004, plaintiffs filed the above-captioned matter against numerous defendants including Kinder Morgan Texas Pipeline L.P.; Kinder Morgan Energy Partners, L.P.; Kinder Morgan G.P., Inc.; KM Texas Pipeline, L.P.; Kinder Morgan Texas Pipeline G.P., Inc.; Kinder Morgan Tejas Pipeline G.P., Inc.; Kinder Morgan Tejas Pipeline, L.P.; Gulf Energy Marketing, LLC; Tejas Gas, LLC; and Midcon Corp. (the "Kinder Morgan Defendants"). The Complaint purports to bring a class action on behalf of those who purchased natural gas from the

Centerpoint defendants from October 1, 1994 to the date of class certification.

   The Complaint alleges that the Centerpoint Energy, Inc., by and through its affiliates, has artificially inflated the price charged to residential consumers for natural gas that it allegedly purchased from the non-Centerpoint defendants, including the above-listed Kinder Morgan entities. The Complaint further alleges that in exchange for Centerpoint's purchase of such natural gas at above market prices, the non-Centerpoint defendants, including the above-listed Kinder Morgan entities, sell natural gas to Centerpoint's non-regulated affiliates at prices substantially below market, which in turn sells such natural gas to commercial and industrial consumers and gas marketers at market price. The Complaint purports to assert claims for fraud, unlawful enrichment and civil conspiracy against all of the defendants, and seeks relief in the form of actual, exemplary and punitive damages, interest, and attorneys' fees. The Complaints were served on the Kinder Morgan Defendants on October 21, 2004, and thus no response is due to be filed at this time. Based on the information available to date and our preliminary investigation, the Kinder Morgan Defendants believe that the claims against them are without merit and intend to defend against them vigorously.

   Marie Snyder, et al v. City of Fallon, United States Department of the Navy, Exxon Mobil Corporation, Kinder Morgan Energy Partners, L.P., Speedway Gas Station and John Does I-X, No. cv-N-02-0251-ECR-RAM (United States District Court, District of Nevada)("Snyder"); Frankie Sue Galaz, et al v. United States of America, City of Fallon, Exxon Mobil Corporation, Kinder Morgan Energy Partners, L.P., Berry Hinckley, Inc., and John Does I-X, No. cv-N-02-0630-DWH-RAM (United States District Court, District of Nevada)("Galaz I"); Frankie Sue Galaz, et al v. City of Fallon, Exxon Mobil Corporation, Kinder Morgan Energy Partners, L.P., Kinder Morgan G.P., Inc., Kinder Morgan Las Vegas, LLC, Kinder Morgan Operating Limited Partnership "D", Kinder Morgan Services LLC, Berry Hinkley and Does I-X, No. CV03-03613 (Second Judicial District Court, State of Nevada, County of Washoe) ("Galaz II); Frankie Sue Galaz, et al v. The United States of America, the City of Fallon, Exxon Mobil Corporation, Kinder Morgan Energy Partners, L.P., Kinder Morgan G.P., Inc., Kinder Morgan Las Vegas, LLC, Kinder Morgan Operating Limited Partnership "D", Kinder Morgan Services LLC, Berry Hinkley and Does I-X, No.CVN03-0298-DWH-VPC (United States District Court, District of Nevada)("Galaz III)

   On July 9, 2002, we were served with a purported Complaint for Class Action in the Snyder case, in which the plaintiffs, on behalf of themselves and others similarly situated, assert that a leukemia cluster has developed in the City of Fallon, Nevada. The Complaint alleges that the plaintiffs have been exposed to unspecified "environmental carcinogens" at unspecified times in an unspecified manner and are therefore "suffering a significantly increased fear of serious disease." The plaintiffs seek a certification of a class of all persons in Nevada who have lived for at least three months of their first ten years of life in the City of Fallon between the years 1992 and the present who have not been diagnosed with leukemia.

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

   A settlement has been reached between most of the plaintiffs and Plantation. It is anticipated that all of the proceedings to complete the settlement will be completed by the end of the fourth quarter of 2004. We believe that the ultimate resolution of these Marion County, Mississippi cases will not have a material effect on our business, financial position, results of operations or cash flows.

   Exxon Mobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, Inc. and ST Services, Inc.

   On April 23, 2003, Exxon Mobil Corporation filed the Complaint in the Superior Court of New Jersey, Gloucester County. We filed our answer to the Complaint on June 27, 2003, in which we denied ExxonMobil's claims and allegations as well as included counterclaims against ExxonMobil. The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corp. from 1989 through September 2000, and owned currently by ST Services, Inc. Prior to selling the terminal to GATX Terminals, ExxonMobil performed an environmental site assessment of the terminal required prior to sale pursuant to state law. During the site assessment, ExxonMobil discovered items that required remediation and the New Jersey Department of Environmental Protection issued an order that required ExxonMobil to perform various remediation activities to remove hydrocarbon contamination at the terminal. ExxonMobil, we understand, is still remediating the site and has not been removed as a responsible party from the state's cleanup order; however, ExxonMobil claims that the remediation continues because of GATX Terminals' storage of a fuel additive, MTBE, at the terminal during GATX Terminals' ownership of the terminal. When GATX Terminals sold the terminal to ST Services, the parties indemnified one another for certain environmental matters. When GATX Terminals was sold to us, GATX Terminals' indemnification obligations, if any, to ST Services may have passed to us. Consequently, at issue is any indemnification obligations we may owe to ST Services in respect to environmental remediation of MTBE at the terminal. The Complaint seeks any and all damages related to remediating MTBE at the terminal, and, according to the New Jersey Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit for remediating MTBE at the terminal. The parties have recently completed discovery. We intend to take depositions of several key ST Services personnel who were involved in the transaction with GATX Terminals. Once the depositions are complete, the parties will discuss the effectiveness of various methods of alternative dispute resolutions in an effort to resolve the case. In October 2004, the judge assigned to the case dismissed himself from the case based on a conflict and the case is delayed until another judge can be assigned. The plaintiffs have requested an extension of the discovery deadline, which we will not oppose.

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

   Plaintiff filed its Third Amended Petition on February 25, 2003. In its Third Amended Petition, Plaintiff alleges claims for breach of the Gas Processing Agreement and the Helium Extraction Agreement, requests a declaratory judgment and asserts claims for fraud by silence/bad faith, fraudulent inducement of the 1997 Amendment to the Gas Processing Agreement, civil conspiracy, fraud, breach of a duty of good faith and fair dealing, negligent misrepresentation and conversion. As of April 7, 2003, Plaintiff alleged economic damages for the period from November 1987 through March 1997 in the amount of $30.7 million. On May 2, 2003, Plaintiff added claims for the period from April 1997 through February 2003 in the amount of $12.9 million. On June 23, 2003, Plaintiff filed a Fourth Amended Petition that reduced its total claim for economic damages to $30.0 million. On October 5, 2003, Plaintiff filed a Fifth Amended Petition that purported to add a cause of action for embezzlement. On February 10, 2004, Plaintiff filed its Eleventh Supplemental Responses to Requests for Disclosure that restated its alleged economic damages for the period of November 1987 through December 2003 as approximately $37.4 million. The matter went to trial on June 21, 2004. On June 30, 2004, the jury returned a unanimous verdict in favor of all defendants as to all counts. Final Judgment was entered in favor of the defendants on August 19, 2004. On September 17, 2004, Defendants filed a Motion to Modify Judgment for Entry of Sanctions against the Plaintiff, which motion is currently pending. The Plaintiff has stated that it is currently reviewing its appellate options.

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

   Proposed Office of Pipeline Safety Civil Penalty and Compliance Order

   On July 15, 2004, the U.S. Department of Transportation's Office of Pipeline Safety ("OPS") issued a Proposed Civil Penalty and Proposed Compliance Order (the "Proposed Order") concerning alleged violations of certain federal regulations concerning our pipeline Integrity Management Program. The violations alleged in the Proposed Order are based upon the results of inspections of our Integrity Management Program at our products pipelines facilities in Orange, California and Doraville, Georgia conducted in April and June of 2003, respectively. As a result of the alleged violations, the OPS seeks to have us implement a number of changes to our Integrity Management Program and also seeks to impose a proposed civil penalty of $350,000. We have already addressed a number of the concerns identified by the OPS and intend to continue to work with the OPS to ensure that our Integrity Management Program satisfies all applicable regulations. However, we dispute some of the OPS findings and disagree that civil penalties are appropriate, and therefore have requested an administrative hearing on these matters according to the U.S. Department of Transportation regulations. A hearing date has not been set.

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

   Tucson, Arizona

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

   According to ADEQ written policy, a Notice of Violation is not an enforcement action, and is instead "an enforcement compliance assurance tool used by ADEQ." ADEQ's policy also states that although ADEQ has the "authority to issue appealable administrative orders compelling compliance, a Notice of Violation has no such force or effect." As of September 30, 2004, ADEQ has not issued any such administrative orders. SFPP is currently in discussions with ADEQ regarding the investigation and remediation of the contamination resulting from the pipeline rupture and a mutually satisfactory resolution of the Notice of Violations.

   Cordelia, California

   On April 28, 2004, we discovered a spill of diesel fuel into a marsh near Cordelia, California from a section of pipeline on our Pacific Operations. Current estimates indicate that the size of the spill was approximately 2,450 barrels. Upon discovery of the spill and notification to regulatory agencies, a unified response was implemented with the United States Coast Guard, the California Department of Fish and Game, the Office of Spill Prevention and Response ("OSPR") and us. The damaged section of the pipeline has been removed and replaced, and the pipeline resumed operations on May 2, 2004. We have completed recovery of free flowing diesel from the marsh and completed an enhanced biodegradation program for removal of the remaining constituents bound up in soils. The property has been turned back to the owners for its stated purpose. There will be ongoing monitoring under the oversight of the California Regional Water Quality Control Board until the site conditions demonstrate there are no further actions required. The circumstances surrounding the release and impact thereof are currently under review by the OSPR and the United States Environmental Protection Agency.

   San Diego, California

   In June 2004, we entered into discussions with the City of San Diego with respect to impacted groundwater beneath the City's stadium property in San Diego resulting from operations at the Mission Valley terminal facility. The City has requested that SFPP work with the City as they seek to re-develop options for the stadium area including future use of both groundwater aquifer and real estate development. The City of San Diego and SFPP are working cooperatively towards a settlement and a long term plan as SFPP continues to remediate the impacted groundwater. We do not expect the cost of any settlement and remediation plan to be material. This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board.

   Other Environmental

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

   Although no assurance can be given, we believe that the ultimate resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of September 30, 2004, we have recorded a total reserve for environmental claims in the amount of $27.8 million. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur.

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

   o an asset retirement cost capitalized as an increase to the carrying amount of theassociated long-lived asset; and

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

   In our CO2 business segment, we are required to plug and abandon oil wells that have been removed from service and to remove our surface wellhead equipment and compressors. As of September 30, 2004, we have recognized asset retirement obligations in the aggregate amount of $34.2 million relating to these requirements at existing sites within our CO2 business segment.

   In our Natural Gas Pipelines business segment, if we were to cease providing utility services, we would be required to remove surface facilities from land belonging to our customers and others. Our Texas intrastate natural gas pipeline group has various condensate drip tanks and separators located throughout its natural gas pipeline systems, as well as inactive gas processing plants, laterals and gathering systems which are no longer integral to the overall mainline transmission systems, and asbestos-coated underground pipe which is being abandoned and retired. Our Kinder Morgan Interstate Gas Transmission system has compressor stations which are no longer active and other miscellaneous facilities, all of which have been officially abandoned. We believe we can reasonably estimate both the time and costs associated with the retirement of these facilities. As of September 30, 2004, we have recognized asset retirement obligations in the aggregate amount of $2.7 million relating to the businesses within our Natural Gas Pipelines business segment.

   We have included $0.8 million of our total $36.9 million asset retirement obligations as of September 30, 2004 with "Accrued other current liabilities" in our accompanying consolidated balance sheet. The remaining $36.1 million obligation is reported separately as a non-current liability. No assets are legally restricted for purposes of settling our asset retirement obligations. A reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations for each of the nine months ended September 30, 2004 and 2003 is as follows (in thousands):

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     2004                2003
                                                  ----------         ----------
Balance at beginning of period.................   $   35,708         $       -
Initial ARO balance upon adoption..............            -             14,125
Liabilities incurred...........................          130              2,199
Liabilities settled............................         (516)              (582)
Accretion expense..............................        1,559                654
Revisions in estimated cash flows..............           -                 208
                                                  ----------         ----------
Balance at end of period.......................   $   36,881         $   16,604
                                                  ==========         ==========

5. Distributions

   On August 13, 2004, we paid a cash distribution of $0.71 per unit to our common unitholders and our Class B unitholders for the quarterly period ended June 30, 2004. KMR, our sole i-unitholder, received 920,140 additional i-units based on the $0.71 cash distribution per common unit. The distributions were declared on July 21, 2004, payable to unitholders of record as of July 31, 2004.

   On October 20, 2004, we declared a cash distribution of $0.73 per unit for the quarterly period ended September 30, 2004. The distribution will be paid on or before November 12, 2004, to unitholders of record as of October 31, 2004. Our common unitholders and Class B unitholders will receive cash. KMR will receive a distribution in the form of additional i-units based on the $0.73 distribution per common unit. The number of i-units distributed will be 929,105. For each outstanding i-unit that KMR holds, a fraction of an i-unit (0.017892) will be issued. The fraction was determined by dividing:

   o $0.73, the cash amount distributed per common unit

   by

   o $40.80, the average of KMR's limited liability shares' closing market prices from October 13-26, 2004, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

6. Intangibles

   Our intangible assets include goodwill, lease value, contracts and agreements. All of our intangible assets having definite lives are being amortized on a straight-line basis over their estimated useful lives. Following is information related to our intangible assets still subject to amortization and our goodwill (in thousands):

                                            September 30,     December 31,
                                                2004              2003
                                           -----------       -----------
            Goodwill
            Gross carrying amount......    $   740,612       $   743,652
            Accumulated amortization...        (14,142)          (14,142)
                                           -----------       -----------
            Net carrying amount........        726,470           729,510
                                           -----------       -----------
            Lease value
            Gross carrying amount......          6,592             6,592
            Accumulated amortization...           (993)             (888)
                                           -----------       -----------
            Net carrying amount........          5,599             5,704
                                           -----------       -----------
            Contracts and other
            Gross carrying amount......          9,498             7,801
            Accumulated amortization...           (838)             (303)
                                           -----------       -----------
            Net carrying amount........          8,660             7,498
                                           -----------       -----------

            Total intangibles, net.....    $   740,729       $   742,712
                                           ===========       ===========

   Changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are summarized as follows (in thousands):

                                        Products      Natural Gas
                                        Pipelines      Pipelines        CO2        Terminals        Total
                                       -----------    -----------   -----------   -----------   -----------
Balance as of December 31, 2003....    $   263,182    $   253,358   $    46,101   $   166,869   $   729,510
  Acquisitions.....................              -              -             -             -             -
  Disposals - purchase price adjs..              -         (3,040)            -             -        (3,040)
  Impairment losses................              -              -             -             -             -
                                       -----------    -----------   -----------   -----------   -----------
Balance as of September 30, 2004...    $   263,182    $   250,318   $    46,101   $   166,869   $   726,470
                                       ===========    ===========   ===========   ===========   ===========

   Amortization expense on our intangibles consisted of the following (in thousands):

                              Three Months Ended September 30,     Nine Months Ended September 30,
                             ---------------------------------    --------------------------------
                                 2004              2003               2004              2003
                             ------------      ------------       ------------      ------------
   Lease value............   $         35      $         35       $        105      $        105
   Contracts and other....            205                17                535                48
                             ------------      ------------       ------------      ------------
   Total amortization.....   $        240      $         52       $        640      $        153
                             ============      ============       ============      ============

   As of September 30, 2004, our weighted average amortization period for our intangible assets was approximately 25.1 years. Our estimated amortization expense for these assets for each of the next five fiscal years is approximately $1.0 million.

   In addition, pursuant to ABP No. 18, any premium paid by an investor, which is analogous to goodwill, must be identified. The premium, representing excess cost over underlying fair value of net assets accounted for under the equity method of accounting, is referred to as equity method goodwill, and is not subject to amortization but rather to impairment testing. The impairment test under APB No. 18 considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. This test requires equity method investors to continue to assess impairment of investments in investees by considering whether declines in the fair values of those investments, versus carrying values, may be other than temporary in nature. As of both September 30, 2004 and December 31, 2003, we have reported $150.3 million in equity method goodwill within the caption "Investments" in our accompanying consolidated balance sheets.


7. Debt

   Our outstanding short-term debt as of September 30, 2004 was $1,016.5 million. The balance primarily consisted of $812.7 million of commercial paper borrowings, $200 million of 8.0% senior notes due March 15, 2005, and $5.0 million in Central Florida Pipeline LLC senior notes due July 23, 2005. As of September 30, 2004, we intended and had the ability to refinance all of our short-term debt on a long-term basis under our unsecured long-term credit facility. Accordingly, such amounts have been classified as long-term debt in our accompanying consolidated balance sheet.

   The weighted average interest rate on all of our borrowings was approximately 4.591% during the third quarter of 2004 and 4.419% during the third quarter of 2003.

   Credit Facilities

   On August 18, 2004, we replaced our existing bank facilities with a $1.25 billion five-year, unsecured revolving credit facility due August 18, 2009. Similar to our previous credit facilities, our current credit facility is with a syndicate of financial institutions and Wachovia Bank, National Association is the administrative agent. Our five-year credit facility contains borrowing rates and restrictive financial covenants that are similar to the borrowing rates and covenants under our previous bank facilities as discussed in our Annual Report on Form 10-K for the year ended December 31, 2003. However, our current facility no longer requires us to maintain a tangible net worth of at least $2.1 billion as of the last day of any fiscal quarter. Our previous credit facilities consisted of a $570 million unsecured 364-day credit facility due October 12, 2004 and a $480 million unsecured three-year credit facility due October 15, 2005.

     There were no borrowings under our five-year credit facility as of September 30, 2004, and no borrowings under either of our previous facilities as of December 31, 2003. The amount available for borrowing under our credit facility as of September 30, 2004 is reduced by:

   o our outstanding commercial paper borrowings ($812.7 million as of September 30, 2004);

   o a $50 million letter of credit ($125 million as of October 31, 2004) that supports our hedging of commodity price risks involved from the sale of natural gas, natural gas liquids, oil and carbon dioxide;

   o a $26.9 million letter of credit entered into on December 23, 2002 that supports Nassau County, Florida Ocean Highway and Port Authority tax exempt bonds (associated with the operations of our bulk terminal facility located at Fernandina Beach, Florida);

   o a $24.1 million letter of credit that supports Kinder Morgan Operating L.P. "B"'s tax-exempt bonds; and

   o a $0.2 million letter of credit entered into on June 4, 2002 that supports a workers' compensation insurance policy.

   Our five-year credit facility also permits us to obtain bids for fixed rate loans from members of the lending syndicate. None of our debt or credit facility borrowings are subject to payment acceleration as a result of any change to our credit ratings. However, the margin that we pay with respect to LIBOR based borrowings under our credit facility varies with our credit ratings.

   Interest Rate Swaps

   Information on our interest rate swaps is contained in Note 10.

   Commercial Paper Program

   On October 15, 2004, we increased our commercial paper program by $200 million to provide for the issuance of up to $1.25 billion. Our new $1.25 billion unsecured 5-year credit facility supports our commercial paper program, and borrowings under our commercial paper program reduce the borrowings allowed under our credit facilities. As of September 30, 2004, we had $812.7 million of commercial paper outstanding with an average interest rate of 1.731%.

   Kinder Morgan Wink Pipeline, L.P. Debt

   Effective August 31, 2004, we acquired all of the partnership interests in Kaston Pipeline Company, L.P., which we renamed Kinder Morgan Wink Pipeline, L.P. As part of our purchase price, we assumed Kaston's $9.5 million note payable to Western Refining Company, L.P. In September 2004, we paid the $9.5 million outstanding balance under the note, and following our repayment of the note, Kinder Morgan Wink Pipeline, L.P. had no outstanding debt.

   Central Florida Pipeline LLC Debt

   Effective January 1, 2001, we acquired Central Florida Pipeline LLC. As part of our purchase price, we assumed an aggregate principal amount of $40 million of Senior Notes originally issued to a syndicate of eight insurance companies. The Senior Notes have a fixed annual interest rate of 7.84% with repayments in annual installments of $5 million beginning July 23, 2001. The final payment is due July 23, 2008. Interest is payable semiannually on January 1 and July 23 of each year. At December 31, 2003, Central Florida's outstanding balance under the Senior Notes was $25 million. In July 2004, we made an annual repayment of $5 million and at September 30, 2004, Central Florida's outstanding balance under the Senior Notes was $20 million.

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

   In May 2004, we exercised our right to call and retire all of the industrial revenue bonds (other than the $3.6 million of 6.625% bonds due February 1, 2024, which we retired on October 13, 2004) prior to maturity at a redemption price of $84.3 million, plus approximately $1.9 million for interest, prepayment premiums and redemption fees. We borrowed the necessary funds under our commercial paper program. Pursuant to Accounting Principles Board Opinion No. 26, "Early Extinguishment of Debt," we recognized the $1.4 million excess of our reacquisition price over both the carrying value of the bonds and unamortized debt issuance costs as a loss on bond repurchases and we included this amount under the caption "Other, net" in our accompanying consolidated statements of income.

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

   As of September 30, 2004, the debt facilities of Cortez Capital Corporation consisted of:

   o $85 million of Series D notes due May 15, 2013;

   o a $175 million short-term commercial paper program; and

   o a $175 million committed revolving credit facility due December 22, 2004 (to support the above-mentioned $175 million commercial paper program).

   As of September 30, 2004, Cortez Capital Corporation had $118.7 million of commercial paper outstanding with an average interest rate of 1.6705%, the average interest rate on the Series D notes was 7.0835% and there were no borrowings under the credit facility.

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

   In July 2004, Plantation repaid the $10 million note outstanding and $175 million in outstanding commercial paper with funds of $190 million borrowed from its owners. We loaned Plantation $97.2 million, which corresponds to our 51.17% ownership interest, in exchange for a seven year note receivable bearing interest at the rate of 4.72% per annum. The note provides for semiannual payments of principal and interest on December 31 and June 30 each year beginning on December 31, 2004 based on a 25 year amortization schedule, with a final principal payment of $156.6 million due July 20, 2011. We funded our loan of $97.2 million with borrowings under our commercial paper program. ExxonMobil owns the remaining approximate 49% interest in Plantation and funded the remaining $92.8 million on similar terms.

   Red Cedar Gas Gathering Company Debt

   In October 1998, Red Cedar Gas Gathering Company sold $55 million in aggregate principal amount of Senior Notes due October 31, 2010. The $55 million was sold in 10 different notes in varying amounts with identical terms.

   The Senior Notes are collateralized by a first priority lien on the ownership interests, including our 49% ownership interest, in Red Cedar Gas Gathering Company. The Senior Notes are also guaranteed by us and the other owner of Red Cedar Gas Gathering Company under joint and several liability. The principal is to be repaid in seven equal installments beginning on October 31, 2004 and ending on October 31, 2010. The $55 million was outstanding as of September 30, 2004.

   Nassau County, Florida Ocean Highway and Port Authority Debt

   Nassau County, Florida Ocean Highway and Port Authority is a political subdivision of the State of Florida. During 1990, Ocean Highway and Port Authority issued its Adjustable Demand Revenue Bonds in the aggregate principal amount of $38.5 million for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida. A letter of credit was issued as security for the Adjustable Demand Revenue Bonds and was guaranteed by the parent company of Nassau Terminals LLC, the operator of the port facilities. In July 2002, we acquired Nassau Terminals LLC and became guarantor under the letter of credit agreement. In December 2002, we issued a $28 million letter of credit under our credit facilities and the former letter of credit guarantee was terminated. As of September 30, 2004, the value of this letter of credit outstanding under our credit facilities was $26.9 million. Principal payments on the bonds are made on the first of December each year and reductions are made to the letter of credit.

   Certain Relationships and Related Transactions

   KMI Asset Contributions

   In conjunction with our acquisition of Natural Gas Pipelines assets from KMI effective December 31, 1999 and 2000, KMI became a guarantor of approximately $522.7 million of our debt. This amount has not changed as of December 31, 2003 and September 30, 2004. KMI would be obligated to perform under this guarantee only if we and/or our assets were unable to satisfy our obligations.

   For additional information regarding our debt facilities, see Note 9 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2003.


8. Partners' Capital

   As of September 30, 2004 and December 31, 2003, our partners' capital consisted of the following limited partner units:
                                          September 30,      December 31,
                                              2004                 2003
                                          -------------      ------------
       Common units..................       140,047,108       134,729,258
       Class B units.................         5,313,400         5,313,400
       i-units.......................        51,928,536        48,996,465
                                          -------------      ------------
         Total limited partner units.       197,289,044       189,039,123
                                          =============      ============

   The total limited partner units represent our limited partners' interest and an effective 98% economic interest in us, exclusive of our general partner's incentive distribution rights. Our general partner has an effective 2% interest in us, excluding its incentive distribution rights.

   As of September 30, 2004, our common unit totals consisted of 127,091,373 units held by third parties, 11,231,735 units held by KMI and its consolidated affiliates (excluding our general partner), and 1,724,000 units held by our general partner. As of December 31, 2003, our common unit total consisted of 121,773,523 units held by third parties, 11,231,735 units held by KMI and its consolidated affiliates (excluding our general partner), and 1,724,000 units held by our general partner. On both September 30, 2004, and December 31, 2003, our Class B units were held entirely by KMI and our i-units were held entirely by KMR.

   In February 2004, we issued, in a public offering, 5,300,000 of our common units at a price of $46.80 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, we received net proceeds of $237.8 million for the issuance of these common units. We used the proceeds to reduce the borrowings under our commercial paper program.

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

   The cash equivalent of distributions of i-units will be treated as if it had actually been distributed for purposes of determining the distributions to our general partner. We will not distribute the cash to the holders of our i-units but will retain the cash for use in our business. If additional units are distributed to the holders of our common units, we will issue an equivalent amount of i-units to KMR based on the number of i-units it owns. Based on the preceding, KMR received a distribution of 920,140 i-units on August 13, 2004. These additional i-units distributed were based on the $0.71 per unit distributed to our common unitholders on that date.

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

   Incentive distributions allocated to our general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. Our distribution of $0.71 per unit paid on August 13, 2004 for the second quarter of 2004 required an incentive distribution to our general partner of $94.9 million. Our distribution of

$0.65 per unit paid on August 14, 2003 for the second quarter of 2003 required an incentive distribution to our general partner of $79.6 million. Our declared distribution for the third quarter of 2004 of $0.73 per unit will result in an incentive distribution to our general partner of approximately $99.1 million. This compares to our distribution of $0.66 per unit and incentive distribution to our general partner of approximately $81.8 million for the third quarter of 2003.


9. Comprehensive Income

   SFAS No. 130, "Accounting for Comprehensive Income," requires that enterprises report a total for comprehensive income. For each of the three months and nine months ended September 30, 2004 and 2003, the only difference between our net income and our comprehensive income was the unrealized gain or loss on derivatives utilized for hedging purposes. For more information on our hedging activities, see Note 10. Our total comprehensive income is as follows (in thousands):

                                                                              Three Months Ended         Nine Months Ended
                                                                                     September 30,         September 30,
                                                                           -------------------------   -----------------------
                                                                                2004          2003        2004          2003
                                                                           ------------   ----------   ---------    ----------
Net income...............................................................  $  217,342     $  174,176   $ 604,314    $  513,611
Change in fair value of derivatives used for hedging purposes............    (268,212)       (35,508)   (504,234)     (108,682)
Reclassification of change in fair value of derivatives to net income....      45,002         15,798     118,214        67,046
                                                                           ----------     ----------   ---------    ----------
  Comprehensive income/(loss)............................................  $   (5,868)    $  154,466   $ 218,294    $  471,975
                                                                           ==========     ==========   =========    ==========


10. Risk Management

   Hedging Activities

   Certain of our business activities expose us to risks associated with changes in the market price of natural gas, natural gas liquids, crude oil and carbon dioxide. We use energy financial instruments to reduce our risk of changes in the prices of natural gas, natural gas liquids and crude oil markets (and carbon dioxide to the extent contracts are tied to crude oil prices) as discussed below. These risk management instruments are also called derivatives, which are defined as financial instruments or contracts (options, swaps, futures, etc.) whose value is derived from some other financial measure called the underlying, (for example, commodity prices) and includes payment provisions called the notional amount (for example, payment in cash, commodities, etc.). The value of a derivative is a function of the underlying and the notional amount, and while the underlying changes due to changes in market conditions, the notional amount remains constant throughout the life of the derivative contract.

   Current accounting standards require derivatives to be reflected as assets or liabilities at their fair market values and the fair value of our risk management instruments reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses on open contracts. We have available market quotes for substantially all of the financial instruments that we use, including: commodity futures and options contracts, fixed-price swaps, and basis swaps.

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

   Our derivatives hedge the commodity price risks derived from our normal business activities, which include the sale of natural gas, natural gas liquids, oil and carbon dioxide, and these derivatives have been designated by us as cash flow hedges as defined by SFAS No. 133. SFAS No. 133 designates derivatives that hedge exposure to variable cash flows of forecasted transactions as cash flow hedges and the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently is reclassified into earnings when the forecasted transaction affects earnings. If the transaction results in an asset or liability, amounts in accumulated other comprehensive income should be reclassified into earnings when the asset or liability affects earnings through cost of sales, depreciation, interest expense, etc. To be considered effective, changes in the value of the derivative or its resulting cash flows must substantially offset changes in the value or cash flows of the item being hedged. The ineffective portion of the gain or loss and any component excluded from the computation of the effectiveness of the derivative instrument is reported in earnings immediately.

   The gains and losses included in "Accumulated other comprehensive loss" in our accompanying consolidated balance sheets are reclassified into earnings as the hedged sales and purchases take place. Approximately $235.7 million of the Accumulated other comprehensive loss balance of $541.8 million representing unrecognized net losses on derivative activities as of September 30, 2004 is expected to be reclassified into earnings during the next twelve months. During the nine months ended September 30, 2004, we reclassified $118.2 million of Accumulated other comprehensive income into earnings. This reclassification reduced the accumulated other comprehensive loss balance of $155.8 million representing unrecognized net losses on derivative activities as of December 31, 2003.

   During each of the nine months ended September 30, 2004 and 2003, no gains or losses included in "Accumulated other comprehensive loss" were reclassified into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period.

   We recognized a minimal amount (less than $0.1 million) of gain or loss during the third quarter and the first nine months of 2004 as a result of ineffective hedges. We also recognized a gain of $0.2 million during the third quarter of 2003 and a gain of $0.6 million during the first nine months of 2003 as a result of hedge ineffectiveness. All of these amounts were reported within the captions "Gas purchases and other costs of sales" in our accompanying consolidated statements of income. For each of the nine months ended September 30, 2004 and 2003, we did not exclude any component of our derivative instruments' gain or loss from the assessment of hedge effectiveness.

   The differences between the current market value and the original physical contracts value associated with our hedging activities are included within "Other current assets", "Accrued other liabilities", "Deferred charges and other assets" and "Other long-term liabilities and deferred credits" in our accompanying consolidated balance sheets.

   The following table summarizes the net fair value of our energy financial instruments associated with our risk management activities and included on our accompanying consolidated balance sheets as of September 30, 2004 and December 31, 2003 (in thousands):

                                                          September 30,     December 31,
                                                              2004              2003
                                                          -------------    -------------
Derivatives-net asset/(liability)
  Other current assets.............................       $    28,620      $    18,157
  Deferred charges and other assets................            19,774            2,722
  Accrued other liabilities........................          (270,829)         (90,426)
  Other long-term liabilities and deferred credits.       $  (333,265)     $  (101,463)

   As of September 30, 2004, we had an outstanding $50 million letter of credit issued to Morgan Stanley in support of our hedging activities. As of October 31, 2004, the amount of this letter of credit was $125 million.

   Our over-the-counter swaps and options are with a number of parties, who principally have investment grade credit ratings. We both owe money and are owed money under these financial instruments; however, as of both September 30, 2004 and December 31, 2003, we were essentially in a net payable position and had virtually no amounts owed to us from other parties. In addition, defaults by counterparties under over-the-counter swaps and options could expose us to additional commodity price risks in the event that we are unable to enter into replacement contracts for such swaps and options on substantially the same terms. Alternatively, we may need to pay significant amounts to the new counterparties to induce them to enter into replacement swaps and options on substantially the same terms. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future.

   Interest Rate Swaps

   In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt. As of both September 30, 2004 and December 31, 2003, we were a party to interest rate swap agreements with a notional principal amount of $2.1 billion for the purpose of hedging the interest rate risk associated with our fixed and variable rate debt obligations.

   As of September 30, 2004, a notional principal amount of $2.0 billion of these agreements effectively converts the interest expense associated with the following series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread:

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

   These swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes, therefore, as of September 30, 2004, the maximum length of time over which we have hedged a portion of our exposure to the variability in future cash flows associated with interest rate risk is through August 15, 2033.

   The swap agreements related to our 7.40% senior notes contain mutual cash-out provisions at the then-current economic value every seven years. The swap agreements related to our 7.125% senior notes contain cash-out provisions at the then-current economic value in March 2009. The swap agreements related to our 7.75% senior notes and our 7.30% senior notes contain mutual cash-out provisions at the then-current economic value every five or seven years.

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

     As of September 30, 2004, we also had swap agreements that effectively convert the interest expense associated with $100 million of our variable rate debt to fixed rate debt. Half of these agreements, converting $50 million of our variable rate debt to fixed rate debt, mature on August 1, 2005, and the remaining half mature on September 1, 2005. These swaps are designated as a cash flow hedge of the risk associated with changes in the designated benchmark interest rate (in this case, one-month LIBOR) related to forecasted payments associated with interest on an aggregate of $100 million of our portfolio of commercial paper.

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

     The following table summarizes the net fair value of our interest rate swap agreements associated with our interest rate risk management activities and included on our accompanying consolidated balance sheets as of September 30, 2004 and December 31, 2003 (in thousands):

                                                          September 30,     December 31,
                                                              2004              2003
                                                          -------------    -------------
Derivatives-net asset/(liability)
  Deferred charges and other assets................       $   126,529      $   129,618
  Other long-term liabilities and deferred credits.            (3,162)          (8,154)
  Market value of interest rate swaps............         $   123,367      $   121,464
                                                          ===========      ============

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

     Financial information by segment follows (in thousands):



                                                      Three Months Ended            Nine Months Ended
                                                        September 30,                 September 30,
                                                   --------------------------   -------------------------
                                                     2004             2003          2004         2003
                                                   ---------        ---------   ----------     ----------

Revenues
   Products Pipelines................              $   160,867   $   145,874    $   475,187   $   435,575
   Natural Gas Pipelines.............                1,598,554     1,321,651      4,591,293     4,143,765
   CO2...............................                  121,777        66,577        337,935       169,664
   Terminals.........................                  133,461       116,740        389,682       355,123
                                                   -----------   -----------    -----------   -----------
   Total consolidated revenues.......              $ 2,014,659   $ 1,650,842    $ 5,794,097   $ 5,104,127
                                                   ===========   ===========    ===========   ===========

Operating expenses (a)
   Products Pipelines................              $    46,489   $    42,784    $   135,792   $   124,450
   Natural Gas Pipelines.............                1,498,030     1,234,149      4,301,857     3,887,905
   CO2...............................                   43,331        21,372        123,620        54,175
   Terminals.........................                   63,943        55,723        188,336       170,780
                                                   -----------   -----------    -----------   -----------
   Total consolidated operating
     expenses........................              $ 1,651,793   $ 1,354,028    $ 4,749,605   $ 4,237,310
                                                   ===========   ===========    ===========   ===========

Depreciation, depletion and amortization
   Products Pipelines................              $    17,951   $    16,827    $    52,751   $    50,110
   Natural Gas Pipelines.............                   13,191        13,777         38,959        40,006
   CO2...............................                   30,465        15,298         86,583        41,341
   Terminals.........................                   10,607         9,129         31,330        27,137
                                                   -----------   -----------    -----------   -----------
   Total consolidated depreciation                 $    72,214   $    55,031    $   209,623   $   158,594
     and amortization................              ===========   ===========    ===========   ===========


Earnings from equity investments
   Products Pipelines................              $     7,658   $     6,989    $    21,610   $    22,619
   Natural Gas Pipelines.............                    5,280         5,877         14,558        18,260
   CO2...............................                    7,711         7,978         25,552        26,848
   Terminals.........................                       (4)           (3)             3            37
                                                   -----------   -----------    -----------   -----------
   Total consolidated equity
     earnings........................              $    20,645   $    20,841    $    61,723   $    67,764
                                                   ===========   ===========    ===========   ===========

Amortization of excess cost of equity
  investments
   Products Pipelines................              $       819   $       819    $     2,461   $     2,461
   Natural Gas Pipelines.............                       70            70            208           208
   CO2...............................                      505           505          1,513         1,513
   Terminals.........................                       -             -              -             -
                                                   -----------   -----------    -----------   -----------
   Total consol. amortization of
     excess cost of invests..........              $     1,394   $     1,394    $     4,182   $     4,182
                                                   ===========   ===========    ===========   ===========


Interest income
   Products Pipelines................              $       930   $         -    $       930   $        -
   Natural Gas Pipelines.............                        -             -              -            -
   CO2...............................                        -             -              -            -
   Terminals.........................                        -             -              -            -
                                                   -----------   -----------    -----------   ----------
   Total segment interest income.....                      930             -            930            -
   Unallocated interest income.......                      236           310            713        1,172
                                                   -----------   -----------    -----------   ----------
   Total consolidated interest income              $     1,166   $       310    $     1,643   $    1,172
                                                   ===========   ===========    ===========   ==========




                                                      Three Months Ended            Nine Months Ended
                                                        September 30,                 September 30,
                                                   --------------------------   -------------------------
                                                     2004             2003          2004         2003
                                                   ---------        ---------   ----------     ----------

Other, net - income (expense)
   Products Pipelines................              $       171   $       193    $       936   $    1,703
   Natural Gas Pipelines.............                       29           515          1,155        1,040
   CO2...............................                       10           (52)            42          (47)
   Terminals.........................                      (61)          316           (306)          61
                                                   -----------   -----------    -----------   ----------
   Total segment other, net - income
     (expense).......................                      149           972          1,827        2,757
   Loss from early extinguishment of
     debt                                                    -             -         (1,424)           -
                                                   -----------   -----------    -----------   ----------
   Total consolidated other, net -
     income (expense)................              $       149   $       972    $       403   $    2,757
                                                   ===========   ===========    ===========   ==========

Income tax benefit (expense)
   Products Pipelines................              $    (2,784)  $    (2,328)   $    (8,968)  $   (8,294)
   Natural Gas Pipelines.............                     (622)         (695)        (1,395)      (1,528)
   CO2...............................                      (49)          (10)           (96)         (30)
   Terminals.........................                   (2,285)         (870)        (5,003)      (4,555)
                                                   -----------   -----------    -----------   ----------
   Total consolidated income tax
     benefit (expense)...............              $    (5,740)  $    (3,903)   $   (15,462)  $  (14,407)
                                                   ===========   ===========    ===========   ==========

Segment earnings
   Products Pipelines................              $   101,583   $    90,298    $   298,691   $  274,582
   Natural Gas Pipelines.............                   91,950        79,352        264,587      233,418
   CO2...............................                   55,148        37,318        151,717       99,406
   Terminals.........................                   56,561        51,331        164,710      152,749
                                                   -----------   -----------    -----------   ----------
   Total segment earnings(b).........                  305,242       258,299        879,705      760,155
   Interest and corporate
     administrative expenses (c)                       (87,900)      (84,123)      (275,391)    (246,544)
                                                   -----------   -----------    -----------   ----------
   Total consolidated net income.....              $   217,342   $   174,176    $   604,314   $  513,611
                                                   ===========   ===========    ===========   ==========

Segment earnings before depreciation, depletion
  and amortization expense and amortization of
  excess cost of equity investments
   Products Pipelines................              $   120,353   $   107,944    $   353,903   $  327,153
   Natural Gas Pipelines.............                  105,211        93,199        303,754      273,632
   CO2...............................                   86,118        53,121        239,813      142,260
   Terminals.........................                   67,168        60,460        196,040      179,886
                                                   -----------   -----------    -----------   ----------
   Total segment earnings before
     DD&A(d)                                           378,850       314,724      1,093,510      922,931
   Total consolidated depreciation,
     depletion and amortiz. .........                  (72,214)      (55,031)      (209,623)    (158,594)
   Total consol. amortization of
     excess cost of invests..........                   (1,394)       (1,394)        (4,182)      (4,182)
   Interest and corporate
     administrative expenses.........                  (87,900)      (84,123)      (275,391)    (246,544)
                                                   -----------   -----------    -----------   ----------
   Total consolidated net income ....              $   217,342   $   174,176    $   604,314   $  513,611
                                                   ===========   ===========    ===========   ==========

Capital expenditures
   Products Pipelines................              $   104,154   $    25,845    $   171,116   $   64,161
   Natural Gas Pipelines.............                   23,831        20,421         77,904       74,135
   CO2...............................                   65,423        71,937        224,630      196,330
   Terminals.........................                   32,297        21,623         91,580       78,602
                                                   -----------   -----------    -----------   ----------
   Total consolidated capital
     expenditures....................              $   225,705   $   139,826    $   565,230   $  413,228
                                                   ===========   ===========    ===========   ==========


                                                  September 30,    December 31,
                                                  -------------   -------------
                                                      2004            2003
                                                   ----------      ----------
                  Assets
                    Products Pipelines..............$3,465,381    $3,198,107
                    Natural Gas Pipelines..........  3,265,481     3,253,792
                    CO2............................  1,480,326     1,177,645
                    Terminals......................  1,445,251     1,368,279
                                                    ----------    ----------
                    Total segment assets...........  9,656,439     8,997,823
                    Corporate assets(e)............    127,402       141,359
                                                    ----------    ----------
                    Total consolidated assets...... $9,783,841    $9,139,182
                                                    ==========    ==========

(a) Includes natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(b) Includes revenues, earnings from equity investments, income taxes, allocable interest income and other, net, less operating expenses, depreciation, depletion and amortization, and amortization of excess cost of equity investments.
(c) Includes unallocated interest income, interest and debt expense, general and administrative expenses, minority interest expense, loss from early extinguishment of debt (2004 only) and cumulative effect adjustment from a change in accounting principle (2003 only).
(d) Includes revenues, earnings from equity investments, income taxes, allocable interest income and other, net, less operating expenses.
(e) Includes cash, cash equivalents and certain unallocable deferred charges.


12. Pensions and Other Post-retirement Benefits

   In connection with our acquisitions of SFPP, L.P. and Kinder Morgan Bulk Terminals, Inc. in 1998, we acquired certain liabilities for pension and post-retirement benefits. We provide medical and life insurance benefits to current employees, their covered dependents and beneficiaries of SFPP and Kinder Morgan Bulk Terminals. We also provide the same benefits to former salaried employees of SFPP. Additionally, we will continue to fund these costs for those employees currently in the plan during their retirement years. SFPP's post-retirement benefit plan is frozen and no additional participants may join the plan.

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

   Net periodic benefit costs for these plans include the following components (in thousands):



                                                    Other Post-retirement  Benefits
                                   -------------------------------------------------------------------
                                   Three Months Ended September 30,    Nine Months Ended September 30,
                                   -------------------------------------------------------------------
                                         2004              2003              2004              2003
                                         ----              ----              ----              ----
Net periodic benefit cost
Service cost........................   $   28            $   11            $   84            $   32
Interest cost.......................       97               202               291               605
Amortization of prior service cost..      (31)             (156)              (93)             (467)
Actuarial gain......................     (244)                -              (732)                -
                                       -------           -------           -------           -------
Net periodic (benefit) cost.........   $ (150)           $   57            $ (450)           $  170
                                       =======           =======           =======           =======


Our net periodic benefit cost for the third quarter and first nine months of 2004 resulted in increases to income, largely due to the amortization of an actuarial gain in the amount of $244,000 in each of the first three quarters of 2004. The actuarial gain was primarily related to the following:

   o there have been changes to the plan for both 2003 and 2004 which reduced liabilities, creating a negative prior service cost that is being amortized each year; and

   o there was a significant drop in the number of retired participants reported as pipeline retirees by Burlington Northern Santa Fe, which holds a 0.5% special limited partner interest in SFPP, L.P.

   As of September 30, 2004, we estimate our overall net periodic post-retirement benefit cost to be an annual credit of approximately $0.6 million. This amount could change in the remaining months of 2004 if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities.

   As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, we expect to contribute approximately $0.3 million to our post-retirement benefit plans in 2004. As of September 30, 2004, we have contributed approximately $0.2 million and we presently anticipate contributing an additional $0.1 million in the fourth quarter of 2004 for a total of $0.3 million.


13.  Related Party Transactions

   In June 2004, we bought two LM6000 gas-fired turbines and two boilers from a subsidiary of KMI for their estimated fair market value of $21.1 million, which we paid in cash. This equipment was a portion of the equipment that became surplus as a result of KMI's decision to exit the power development business.

   In July 2004, Plantation repaid a $10 million note outstanding and $175 million in outstanding commercial paper borrowings with funds of $190 million borrowed from its owners. We loaned Plantation $97.2 million, which corresponds to our 51.17% ownership interest, in exchange for a seven year note receivable bearing interest at the rate of 4.72% per annum. For more information on this transaction, see Note 7.


14.New Accounting Pronouncements

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

   Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. This Interpretation does not have any immediate effect on our consolidated financial statements.

   FASB Staff Position Nos. FAS 106-1 and FAS 106-2

   In January 2004, the Financial Accounting Standards Board issued FASB Staff Position FAS 106-1, "Accounting and Disclosure Requirements Related to the New Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). This Staff Position permits a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to postpone accounting for the effects of the Act.

   In May 2004, the Financial Accounting Standards Board issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which supersedes Staff Position FAS 106-1 effective July 1, 2004. Staff Position FAS 106-2 provides transitional guidance for accounting for the effects of the Act on the accumulated projected benefit obligation and periodic post-retirement health care benefit expense. This Staff Position does not have any immediate effect on our consolidated financial statements.

   EITF 03-06

   In March 2004, the Emerging Issues Task Force issued Statement No. 03-06, or EITF 03-06, "Participating Securities and the Two-Class Method under Financial Accounting Standards Board Statement No. 128, Earnings Per Share." EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 was effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not result in a change in our earnings per unit for any of the periods presented and prior periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis of our financial condition and results of operations provides you with a narrative on our financial results. It contains a discussion and analysis of the results of operations for each segment of our business, followed by a discussion and analysis of our financial condition. The following discussion and analysis should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America), and
(ii) our consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

   In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the fair values used to determine possible asset impairment charges, provisions for uncollectible accounts receivable, exposures under contractual indemnifications and various other recorded or disclosed amounts. Further information about us and information regarding our accounting policies and estimates that we considered to be "critical" can be found in our Annual Report on Form 10-K for the year ended December 31, 2003. There have not been any significant changes in these policies and estimates during the first nine months of 2004.

Results of Operations

                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30,                  September 30,
                                                                          ------------------             -------------------
                                                                          2004           2003            2004           2003
                                                                          ----           ----            ----           ----
                                                                                           (In thousands)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments
    Products Pipelines...........................................    $   120,353     $   107,944    $   353,903    $   327,153
    Natural Gas Pipelines........................................        105,211          93,199        303,754        273,632
    CO2..........................................................         86,118          53,121        239,813        142,260
    Terminals....................................................         67,168          60,460        196,040        179,886
                                                                     -----------     -----------    -----------    -----------
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity
  investments(a).................................................        378,850         314,724      1,093,510        922,931

Total consolidated depreciation, depletion and amortization
   expense.......................................................        (72,214)        (55,031)      (209,623)      (158,594)
Total consolidated amortization of excess cost of equity                  (1,394)         (1,394)        (4,182)        (4,182)
  investments....................................................
Interest and corporate administrative expenses(b)................        (87,900)        (84,123)      (275,391)      (246,544)
                                                                     -----------     -----------    -----------    -----------
Net income.......................................................    $   217,342     $   174,176    $   604,314    $   513,611
                                                                     ===========     ===========    ===========    ===========

----------

(a) Includes revenues, earnings from equity investments, income taxes, allocable interest income and other, net, less operating expenses.

(b) Includes unallocated interest income, interest and debt expense, general and administrative expenses, minority interest expense, loss from early extinguishment of debt (2004 only) and cumulative effect adjustment from a change in accounting principle (2003 only).

   Our consolidated net income for the third quarter of 2004 was $217.3 million ($0.59 per diluted unit), compared to $174.2 million ($0.49 per diluted unit) in the third quarter of last year. Net income for the nine months ended September 30, 2004 was $604.3 million ($1.62 per diluted unit), compared to $513.6 million ($1.49 per diluted unit) in the first nine months of 2003. We earned total revenues of $2,014.7 million and $1,650.8 million, respectively, in the three month periods ended September 30, 2004 and 2003, and revenues of $5,794.1 million and $5,104.1 million, respectively, in the nine month periods ended September 30, 2004 and 2003.

   The increases in our net income and diluted earnings per unit in the third quarter and first nine months of 2004 compared to the third quarter and first nine months of 2003, respectively, were primarily due to:

   o higher earnings from both oil and gas producing activities and carbon dioxide sales, transportation and related services;

   o higher margins from our Texas intrastate natural gas pipeline group; and

   o incremental earnings attributable to internal expansion projects and strategic acquisitions completed since the third quarter of 2003.

   Our net income for the first nine months of 2003 included a $3.5 million benefit from the cumulative effect of a change in accounting principle. This change in accounting principle related to a change in accounting for asset retirement obligations pursuant to our adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003. Before the cumulative effect adjustment, our net income for the nine months ended September 30, 2003 totaled $510.1 million ($1.47 per diluted unit). For more information on this cumulative effect adjustment from a change in accounting principle, see Note 4 to our consolidated financial statements, included elsewhere in this report.

   Because our partnership agreement requires us to distribute 100% of our available cash to our partners on a quarterly basis (available cash consists primarily of all our cash receipts, less cash disbursements and changes in reserves), we look at each period's earnings before all non-cash depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments, as an important measure of our success in maximizing returns to our partners. In each of the third quarter and third quarter year-to-date periods of 2004, all four of our reportable business segments reported increases in earnings before depreciation, depletion and amortization, compared to the same periods of 2003, with the strongest growth coming from our CO2 (carbon dioxide), Natural Gas Pipelines and Products Pipelines business segments.

   We declared a record cash distribution of $0.73 per unit for the third quarter of 2004 (an annualized rate of $2.92). This distribution is 11% higher than the $0.66 per unit distribution we made for the third quarter of 2003. We expect to declare cash distributions of at least $2.86 per unit for 2004; however, no assurance can be given that we will be able to achieve this level of distribution.

   Products Pipelines

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                  September 30,
                                                                    -------------------            --------------------
                                                                    2004           2003            2004           2003
                                                                    ----           ----            ----           ----
                                                                       (In thousands, except operating statistics)
Revenues...................................................    $   160,867     $   145,874    $   475,187    $   435,575
Operating Expenses(a)......................................        (46,489)        (42,784)      (135,792)      (124,450)
Earnings from equity investments...........................          7,658           6,989         21,610         22,619
Interest income and Other, net.............................          1,101             193          1,866          1,703
Income taxes...............................................         (2,784)         (2,328)        (8,968)        (8,294)
                                                               -----------     -----------    -----------    -----------
  Earnings before depreciation, depletion and amortization
    expense and amortization of excess cost of equity
    investments...........................................         120,353         107,944        353,903        327,153

Depreciation, depletion and amortization expense...........        (17,951)        (16,827)       (52,751)       (50,110)
Amortization of excess cost of equity investments..........           (819)           (819)        (2,461)        (2,461)
                                                               -----------     -----------    -----------    -----------
  Segment earnings.........................................    $   101,583     $    90,298    $   298,691    $   274,582

Refined product volumes (MMBbl)............................          190.2           186.2          554.0          536.9
Natural gas liquids (MMBbl)................................           10.1             9.4           31.1           30.6
                                                               -----------     -----------    -----------    -----------
Total delivery volumes (MMBbl)(b)..........................          200.3           195.6          585.1          567.5
                                                               ===========     ===========    ===========    ===========


----------

(a) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(b) Includes Pacific, Plantation, North System, CALNEV, Central Florida, Cypress and Heartland pipeline volumes.


   Our Products Pipelines segment reported earnings before depreciation, depletion and amortization of $120.4 million on revenues of $160.9 million in the third quarter of 2004. This compares to earnings before depreciation, depletion and amortization of $107.9 million on revenues of $145.9 million in the third quarter of 2003. For the comparable nine-month periods ended September 30, the segment reported earnings before depreciation, depletion and amortization of $353.9 million on revenues of $475.2 million in 2004, and earnings before depreciation, depletion and amortization of $327.2 million on revenues of $435.6 million in 2003. The segment's $12.5 million (12%) third quarter increase and $26.7 million (8%) nine-month increase in earnings before depreciation, depletion and amortization in 2004 versus 2003 was driven by higher earnings from our Pacific operations, our Southeast terminals and our 44.8% ownership interest in the Cochin pipeline system.

   For our Pacific operations, earnings before depreciation, depletion and amortization increased $5.9 million (10%) and $13.0 million (8%), respectively, in the three and nine months ended September 30, 2004, when compared to the same periods in 2003. The increases were primarily driven by incremental fees earned from ethanol-related services, higher product gathering fees, and incremental revenues related to the refined products terminal operations we acquired from Shell Oil Products in October 2003. Our Southeast terminals, which include the operations of 14 refined products terminals located in the southeastern United States that we acquired in December 2003 and March 2004, reported earnings before depreciation, depletion and amortization in the third quarter and first nine months of 2004 of $3.6 million and $8.4 million, respectively. For our proportional interest in Cochin, an approximate 1,900-mile pipeline that transports natural gas liquids to the Midwestern United States and eastern Canada petrochemical and fuel markets, earnings before depreciation, depletion and amortization increased $1.6 million (92%) and $5.4 million (51%), respectively, in the third quarter and first nine months of 2004, compared to the same periods last year. The increases were primarily driven by higher revenues from pipeline throughput deliveries. Cochin's earnings and revenues for the third quarter of 2003 were negatively impacted by a pipeline rupture and fire in July 2003 that led to the shut-down of the system for 29 days during the quarter.

   The overall increases in segment earnings before depreciation, depletion and amortization in both the third quarter and first nine months of 2004, compared to the same periods of 2003, were partly offset by lower earnings from our North System and CALNEV Pipeline. Although combined earnings before depreciation, depletion and amortization for these two businesses were essentially flat in the comparative third quarter periods, the North System and CALNEV reported decreases of $2.4 million (15%) and $1.7 million (5%), respectively, in earnings before depreciation, depletion and amortization in the first nine months of 2004 versus the first nine months of 2003. For CALNEV, the decrease was driven by lower ancillary terminal revenue and higher fuel, power and operating expenses. For our North System, the decrease was primarily due to lower transport revenues, related to an almost 9% decrease in throughput delivery volumes, and to higher storage expenses. The decline in delivery volumes was primarily due to a lack of propane supplies in the first half of 2004 caused by shippers reducing line-fill and storage volume to lower levels than last year. In April 2004, we filed a plan with the Federal Energy Regulatory Commission to produce a line-fill service, which we expect will mitigate the supply problems we experienced on our North System in the first half of 2004. Pursuant to this plan, we have purchased $14.7 million of line-fill during the first nine months of 2004.

   Revenues for the segment increased $15.0 million (10%) in the third quarter of 2004 versus the third quarter of 2003. Significant quarter-to-quarter increases in revenues included $5.7 million in incremental revenues from our recently acquired Southeast terminals, a $5.3 million (7%) increase from our Pacific operations, largely due to higher terminal fees, and a $2.0 million (45%) increase from Cochin, largely due to a 29% increase in delivery volumes and higher average tariff rates. Combined, the segment benefited from a 2% increase in the volume of refined products delivered during the third quarter of 2004 compared to the third quarter of 2003. Jet fuel delivery volumes, boosted by strong military demand, and natural gas liquids delivery volumes, led by higher deliveries from our Cypress Pipeline, increased 8% and 7%, respectively, in the third quarter of 2004 compared to the third quarter of 2003.

   Revenues for the segment increased $39.6 million (9%) in the first nine months of 2004 compared to the first nine months of 2003. In addition to $13.6 million of incremental revenues attributable to the acquisition of our

Southeast terminals, other period-to-period increases in revenues included a $14.1 million (6%) increase from our Pacific operations and a $9.1 million (51%) increase in revenues from Cochin. Pacific's year-over-year increase was due to both higher terminal revenues, discussed above, and higher transport revenues due largely to an almost 3% increase in mainline delivery volumes. Cochin's increase in revenues was mainly due to a 34% increase in delivery volumes, due to the third quarter 2003 fire disruption and to lower product inventory levels in western Canada in the first half of 2003 caused by lower profit margins on propane production. Combined, the segment benefited from a 3% increase in the volume of refined products delivered during the first nine months of 2004 compared to the first nine months of 2003. The overall increase in segment revenues for the first nine months of 2004 compared to the same period of 2003 was partially offset by a $2.3 million (8%) decrease in revenues from our North System, due to the decrease in throughput delivery volumes discussed above.

   The segment's operating expenses increased $3.7 million (9%) and $11.3 million (9%), respectively, in the third quarter and first nine months of 2004, compared to the same periods last year. The quarter-to-quarter increase in operating expenses included incremental expenses of $2.1 million from our Southeast terminals, an increase of $0.6 million (16%) from the North System, primarily due to higher natural gas liquids storage expenses, and an increase of $0.4 million (7%) in expenses such as labor and outside services incurred while operating the Plantation Pipe Line Company. The $11.3 million increase in year-over-year segment operating expenses included $5.2 million of expenses from our Southeast terminals and increases of $1.4 million (17%) from each of the Cochin and CALNEV pipeline systems. Cochin's increase was related to higher expenses associated with the increased delivery volumes, and CALNEV's increase was mostly due to higher fuel and power expenses in 2004 due to favorable credit adjustments to electricity access and surcharge reserves taken in the first nine months of 2003.

   Earnings from equity investments consisted primarily of earnings related to our approximate 51% ownership interest in Plantation Pipe Line Company and our 50% ownership interest in the Heartland Pipeline Company. Total equity earnings for the third quarter and first nine months of 2004 increased $0.7 million (10%) and decreased $1.0 million (4%), respectively, from comparable periods in 2003. The quarter-to-quarter increase resulted primarily from a $0.4 million (6%) increase in equity earnings from our investment in Plantation, due to higher net income driven by a 5% increase in gasoline delivery volumes. The decrease in equity earnings in the first nine months of 2004 versus the first nine months of 2003 includes a $1.4 million (6%) decrease in equity earnings from Plantation, mainly due to a $3.2 million expense recorded in the first quarter of 2004 for our share of an environmental litigation settlement reached between Plantation and various plaintiffs. In 2005, we expect to recover the cost of the settlement under various insurance policies; furthermore, the decrease in equity earnings from Plantation that resulted from higher litigation settlement costs was partially offset by an increase associated with higher product delivery revenues, due to a 4% increase in throughput delivery volumes in the first nine months of 2004 compared to the first nine months of 2003.

   Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of investments, increased $1.1 million (6%) and $2.6 million (5%), respectively, in the third quarter and first nine months of 2004, compared to the same periods last year. The increases were primarily due to incremental depreciation charges associated with our Pacific operations, related to the capital spending we have made since the end of the third quarter of 2003, and our Southeast terminals, which we acquired after the third quarter of 2003.

   Natural Gas Pipelines

                                                                     Three Months Ended              Nine Months Ended
                                                                        September 30,                  September 30,
                                                                     -------------------            --------------------
                                                                     2004           2003            2004            2003
                                                                     ----           ----            ----            ----
                                                                        (In thousands, except operating statistics)
Revenues...................................................     $ 1,598,554     $ 1,321,651    $ 4,591,293    $ 4,143,765
Operating Expenses(a)......................................      (1,498,030)     (1,234,149)    (4,301,857)    (3,887,905)
Earnings from equity investments...........................           5,280           5,877         14,558         18,260
Other, net.................................................              29             515          1,155          1,040
Income taxes...............................................            (622)           (695)        (1,395)        (1,528)
                                                                -----------     -----------    -----------    -----------
  Earnings before depreciation, depletion and amortization
    expense and amortization of excess cost of equity
    investments............................................         105,211          93,199        303,754        273,632

Depreciation, depletion and amortization expense...........         (13,191)        (13,777)       (38,959)       (40,006)
Amortization of excess cost of equity investments..........             (70)            (70)          (208)          (208)
                                                                -----------     -----------    -----------    -----------
  Segment earnings.........................................     $    91,950     $    79,352    $   264,587    $   233,418
                                                                ===========     ===========    ===========    ===========

Natural gas transport volumes (Bcf)(b).....................           310.6           317.6          868.0          901.6
                                                                ===========     ===========    ===========    ===========
Natural gas sales volumes (Bcf)(c).........................           260.9           242.9          748.8          677.8
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


   Our Natural Gas Pipelines business segment reported earnings before depreciation, depletion and amortization of $105.2 million on revenues of $1,598.6 million in the third quarter of 2004. This compares to earnings before depreciation, depletion and amortization of $93.2 million on revenues of $1,321.7 million in the third quarter of 2003. For the nine-month periods ended September 30, the segment reported earnings before depreciation, depletion and amortization of $303.8 million on revenues of $4,591.3 million in 2004, and earnings before depreciation, depletion and amortization of $273.6 million on revenues of $4,143.8 million in 2003.

   The segment's $12.0 million (13%) and $30.2 million (11%) increases in earnings before depreciation, depletion and amortization expenses in the third quarter and first nine months of 2004, respectively, versus the same periods last year were mainly driven by higher earnings from our Texas intrastate natural gas pipeline group, which includes the operations of the following four natural gas pipeline systems: Kinder Morgan Tejas, Kinder Morgan Texas Pipeline, North Texas Pipeline and Mier-Monterrey Mexico Pipeline. Combined, the intrastate group reported increases in earnings before depreciation, depletion and amortization of $7.1 million (15%) and $36.5 million (27%), respectively, in the third quarter and first nine months of 2004, compared to the same periods of 2003. These increases were primarily due to improved margins and higher volumes from natural gas sales activities, and higher fee revenues from the segmented gas services provided within the State of Texas.

   We also benefited from higher earnings before depreciation, depletion and amortization expenses from our Kinder Morgan Interstate Gas Transmission system, which owns approximately 5,000 miles of natural gas transmission lines and provides transportation and storage services throughout the Rocky Mountain region. KMIGT reported increases of $10.2 million (46%) and $5.0 million (7%), respectively, in earnings before depreciation, depletion and amortization in the three and nine months ended September 30, 2004, when compared to the same periods last year. These increases were primarily due to higher natural gas sales revenues in the third quarter of 2004, driven by volume increases largely associated with additional gas capacity at KMIGT's Cheyenne Market Center. The Cheyenne Market Center, which began providing service to customers in June 2004, offers firm natural gas transportation storage capabilities and allows for transportation between and interconnections with other pipelines at applicable points located in the vicinity of the Cheyenne Hub in Weld County, Colorado and our Huntsman storage facility in Cheyenne County, Nebraska.

   The segment's overall increases in earnings before depreciation, depletion and amortization for the third quarter and first nine months of 2004, compared to the same periods of 2003, were partly offset by lower earnings from our Trailblazer Pipeline Company. Trailblazer reported decreases of $5.3 million (36%) and $9.1 million (24%), respectively, in earnings before depreciation, depletion and amortization in the three and nine months ended September 30, 2004, when compared to the same prior year periods. The period-to-period decreases were primarily due to lower revenues, due to both timing on imbalance cashouts and lower gas transportation revenues in 2004 versus 2003. The decreases in transportation revenues were due to lower tariff rates that became effective January 1, 2004, pursuant to a rate case settlement.

   Revenues earned by our Natural Gas Pipelines segment during the third quarter and first nine months of 2004 increased $276.9 million (21%) and $447.5 million (11%), respectively, over comparable periods in 2003. The increases from both periods were principally due to higher natural gas sales revenues earned by our Texas intrastate pipeline system. The system purchases and sells significant volumes of natural gas and reported increases in natural gas sales revenues of $266.1 million (22%) and $433.8 million (11%), respectively, in the third quarter and first nine months of 2004, versus the same periods of 2003. The increase in the third quarter of 2004 compared to the third quarter of 2003 resulted from a 14% increase in average gas prices (from $4.93 per dekatherm in 2003 to $5.61 per dekatherm in 2004) and a 7% increase in sales volumes. The increase in the first nine months of 2004 compared to the first nine months of 2003 resulted from a slight 1% increase in average sale prices (from $5.57 per dekatherm in 2003 to $5.62 per dekatherm in 2004) and a 10% increase in gas sales volumes. Revenues from our KMIGT system increased $13.6 million (41%) and $8.7 million (8%), respectively, in the third quarter and first nine months of 2004, compared to the same periods last year, and revenues from our Trailblazer pipeline system decreased $4.0 million (27%) and $10.4 million (23%), respectively, in the same comparable periods. The period-to-period changes in revenues from our two Rocky Mountain pipelines are described in the preceding paragraph.

   The segment's operating expenses, including natural gas purchase costs, increased $263.9 million (21%) and $414.0 million (11%), respectively, in the third quarter and first nine months of 2004, versus the same periods of 2003. The overall increases in operating expenses for the two comparable periods were mainly due to higher natural gas purchase costs incurred by our Kinder Morgan Tejas and Kinder Morgan Texas Pipeline systems. The higher gas purchase costs reflected the growth in both natural gas sales volumes, as described above in our revenues discussion, and in the average cost of natural gas. Combined, the two systems reported increases of $255.5 million (21%) and $404.7 million (11%), respectively, in the costs of gas sold in the third quarter and first nine months of 2004, compared to the same periods in 2003. The average price of purchased gas increased 14% (from $4.85 per dekatherm in the third quarter of 2003 to $5.51 per dekatherm in the third quarter of 2004) and 1% (from $5.47 per dekatherm in the first nine months of 2003 to $5.51 per dekatherm in the first nine months of 2004), respectively, in the third quarter and first nine months of 2004, compared to the same periods last year.

   Earnings from equity investments for the third quarter of 2004 were essentially flat versus the same period in 2003; however, equity earnings decreased $3.7 million (20%) in the first nine months of 2004 compared to the same period last year. The decrease was chiefly due to lower earnings from our 49% investment in the Red Cedar Gas Gathering Company, mainly due to higher operational sales of natural gas by Red Cedar in the first nine months of 2003.

   Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of investments, decreased slightly in both the three and nine month periods ended September 30, 2004, compared to the same periods in 2003. The decreases, $0.6 million (4%) in the comparable third quarters, and $1.0 million (3%) in the comparable nine month periods, resulted from lower period-to-period depreciation expense on our Trailblazer Pipeline Company due to the rate case settlement which became effective January 1, 2004. Trailblazer's lower depreciation expenses more than offset normal increases in depreciation charges from other segment operations.

   CO2

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                  September 30,
                                                                    -------------------            -------------------
                                                                    2004           2003            2004           2003
                                                                    ----           ----            ----           ----
                                                                       (In thousands, except operating statistics)
Revenues...................................................    $   121,777     $    66,577    $   337,935   $    169,664
Operating Expenses(a)......................................        (43,331)        (21,372)      (123,620)       (54,175)
Earnings from equity investments...........................          7,711           7,978         25,552         26,848
Other, net.................................................             10             (52)            42            (47)
Income taxes...............................................            (49)            (10)           (96)           (30)
                                                               -----------     -----------    -----------   ------------
  Earnings before depreciation, depletion and amortization
    expense and amortization of excess cost of equity
    investments............................................         86,118          53,121        239,813        142,260

Depreciation, depletion and amortization expense(b)........        (30,465)        (15,298)       (86,583)       (41,341)
Amortization of excess cost of equity investments..........           (505)           (505)        (1,513)        (1,513)
                                                               -----------     -----------    -----------   ------------
  Segment earnings.........................................    $    55,148     $    37,318    $   151,717   $     99,406
                                                               ===========     ===========    ===========   ============

Carbon dioxide volumes transported (Bcf)(c)................          149.4           129.2          470.5          336.1
                                                               ===========     ===========    ===========   ============
SACROC oil production (MBbl/d)(d)..........................           27.7            20.9           27.1           19.2
                                                               ===========     ===========    ===========   ============
Yates oil production (MBbl/d)(d)...........................           20.2            19.7           18.8           19.1
                                                               ===========     ===========    ===========   ============
Natural gas liquids sales volumes (MBbl/d)(e)..............            7.7             3.4            7.3            3.6
                                                               ===========     ===========    ===========   ============
Realized weighted average oil price per Bbl(f)(g)..........    $     25.21     $     23.50    $     25.28   $      24.05
                                                               ===========     ===========    ===========   ============
Realized weighted average natural gas liquids price per
  Bbl(g)...................................................    $     33.05     $     21.47    $     29.25   $      21.31
                                                               ===========     ===========    ===========   ============


----------

(a) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(b) Includes expenses associated with oil and gas production activities in the amount of $26,901 for the third quarter of 2004, $12,370 for the third quarter of 2003, $75,501 for the first nine months of 2004 and $33,158 for the first nine months of 2003. Includes expenses associated with sales and transportation services activities in the amount of $3,564 for the third quarter of 2004, $2,928 for the third quarter of 2003, $11,082 for the first nine months of 2004 and $8,183 for the first nine months of 2003.
(c) Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline and Pecos pipeline volumes.
(d)  Represents 100% production from the field.
(e)  Net to Kinder Morgan.
(f)  Includes all Kinder Morgan crude oil properties.
(g) Hedge gains/losses for oil and natural gas liquids are included with crude oil.


   Our CO2 business segment reported earnings before depreciation, depletion and amortization of $86.1 million on revenues of $121.8 million in the third quarter of 2004. These amounts compare to earnings before depreciation, depletion and amortization of $53.1 million on revenues of $66.6 million in the same quarter last year. For the comparable nine-month periods ended September 30, our CO2 segment reported earnings before depreciation, depletion and amortization of $239.8 million on revenues of $337.9 million in 2004, and earnings before depreciation, depletion and amortization of $142.3 million on revenues of $169.7 million in 2003.

   Both the $33.0 million (62%) increase in earnings before depreciation, depletion and amortization in the third quarter of 2004 over the third quarter of 2003 and the $97.5 million (69%) increase in the first nine months of 2004 over the first nine months of 2003 were driven by higher earnings from oil and gas producing activities, higher deliveries of carbon dioxide, and our November 1, 2003 acquisitions of an additional 42.5% interest in the Yates oil field unit, the crude oil gathering system surrounding the Yates field unit and an additional 65% ownership interest in the Pecos Carbon Dioxide Pipeline Company. The acquisition of the additional 42.5% interest in the Yates unit increased our ownership interest to nearly 50% and allowed us to become operator of the field. For the comparable nine month periods, we also benefited, in 2004, from having a full nine months of operations that included an additional ownership interest in the SACROC oil field unit. Effective June 1, 2003, we acquired MKM Partners, L.P.'s 12.75% ownership interest in the SACROC unit, thereby increasing our interest in SACROC to approximately 97%. Both the SACROC and Yates oil field units are located in the Permian Basin area of West Texas. For more information on our acquisitions, see Note 2 to our consolidated financial statements, included elsewhere in this report.

   Our CO2 segment's oil and gas producing activities reported increases of $30.3 million (130%) and $75.0 million (104%), respectively, in earnings before depreciation, depletion and amortization for the three and nine months ended September 30, 2004, when compared to the same periods a year ago. The growth in oil and gas related activities was attributable to increased oil production, as average oil production for the third quarter of 2004, compared to the third quarter of 2003, increased almost 33% at the SACROC unit located in Scurry County, Texas and by almost 3% at the Yates unit, located south of Midland, Texas. For the two units combined, we benefited from increases of 18% and 20%, respectively, in daily oil production volumes for the third quarter and first nine months of 2004, compared to the same periods a year ago. We also benefited from increases of 7% and 5%, respectively, in our realized weighted average price of oil per barrel in the third quarter and first nine months of 2004, versus the same time periods in 2003. We mitigate our commodity price risk through a long-term hedging strategy that is intended to generate more stable realized prices. For more information on our hedging activities, see Note 10 to our consolidated financial statements, included elsewhere in this report.

   For the first nine months of 2004, capital expenditures for our CO2 business segment totaled $224.6 million, which was $28.3 million (14%) higher than the amount of capital expenditures made during the first nine months of 2003. The increase largely represented incremental spending for new well and injection compression facilities at the SACROC and Yates oil field units in order to enhance oil recovery from carbon dioxide injection.

   Our CO2 segment's carbon dioxide sales and transportation activities reported increases of $2.7 million (9%) and $22.5 million (32%), respectively, in earnings before depreciation, depletion and amortization for the three and nine months ended September 30, 2004, when compared to the same periods last year. The increases were driven by higher revenues from carbon dioxide sales and deliveries, mainly due to the continued expansions and additional ownership interests at the SACROC and Yates oil field units. We also benefited from the inclusion of a full nine months of operations from our Centerline carbon dioxide pipeline, completed in May 2003. We do not recognize profits on carbon dioxide sales to ourselves.

   Revenues earned by our CO2 business segment during the third quarter and first nine months of 2004 increased $55.2 million (83%) and $168.2 million (99%), respectively, over comparable periods in 2003. The increases were mainly due to higher crude oil and gasoline plant product sales revenues, driven by higher oil and gas production volumes, higher average crude oil and gasoline product prices, and the additional working interest in the Yates oil field that we acquired since the end of the third quarter of 2003. Combined, the assets we acquired on November 1, 2003 contributed incremental revenues of approximately $24.1 million and $81.7 million, respectively, in the third quarter and first nine months of 2004 versus the same periods a year-ago.

   Additionally, in 2004, we benefited from higher revenues from carbon dioxide sales and transportation. The quarter-to-quarter increase was primarily due to higher average prices on carbon dioxide sales and higher transportation revenues, the nine-month period-to-period increase was mainly due to higher prices and volumes from sales of carbon dioxide, and to increases in carbon dioxide delivery volumes throughout the Permian Basin. Combined deliveries of carbon dioxide on our Central Basin Pipeline, our majority-owned Canyon Reef Carriers and Pecos Pipelines, our Centerline Pipeline, and our 50% owned Cortez Pipeline, which is accounted for under the equity method of accounting, increased 20.2 billion cubic feet (16%) and 134.4 billion cubic feet (40%), respectively, in the third quarter and first nine months of 2004, compared to the same periods in 2003.

   Operating expenses incurred during the third quarter and first nine months of 2004 increased $22.0 million (103%) and $69.4 million (128%), respectively, over the same periods in 2003. Both period-to-period increases resulted from higher operating and maintenance expenses, higher fuel and power costs, and higher production taxes, all due to the increases in oil production volumes and carbon dioxide delivery volumes.

   Earnings from equity investments for the third quarter of 2004 were essentially flat versus the same period in 2003. For the comparable nine month periods, earnings from equity investments decreased $1.3 million (5%) in 2004 versus 2003. The decrease resulted from the absence of equity earnings, in 2004, from our previous 15% ownership interest in MKM Partners, L.P. Following our June 1, 2003 acquisition of its 12.75% interest in the SACROC unit, MKM Partners was dissolved effective June 30, 2003, and the lack of equity earnings in the first nine months of 2004 more than offset a $3.7 million (17%) increase in equity earnings from our 50% investment in the Cortez Pipeline Company. The increase in equity earnings from Cortez was mainly due to higher carbon dioxide delivery volumes in the first nine months of 2004 versus the same period in 2003.

   Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of investments, increased $15.2 million (96%) and $45.2 million (106%), respectively, in the third quarter and first nine months of 2004, when compared to the same periods last year. The increases were primarily due to higher oil production, higher unit-of-production depletion rates and the acquisition of our additional interests in the SACROC and Yates oil fields.


   Terminals

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                  September 30,
                                                                    -------------------            -------------------
                                                                    2004           2003            2004           2003
                                                                    ----           ----            ----           ----
                                                                       (In thousands, except operating statistics)
Revenues...................................................    $   133,461     $   116,740    $   389,682    $   355,123
Operating Expenses(a)......................................        (63,943)        (55,723)      (188,336)      (170,780)
Earnings from equity investments...........................             (4)             (3)             3             37
Other, net.................................................            (61)            316           (306)            61
Income taxes...............................................         (2,285)           (870)        (5,003)        (4,555)
                                                               -----------     -----------    -----------    -----------
  Earnings before depreciation, depletion and amortization
    expense and amortization of excess cost of equity
    investments............................................         67,168          60,460        196,040        179,886

Depreciation, depletion and amortization expense...........        (10,607)         (9,129)       (31,330)       (27,137)
Amortization of excess cost of equity investments..........              -               -              -              -
                                                               -----------     -----------    -----------    -----------
  Segment earnings.........................................    $    56,561     $    51,331    $   164,710    $   152,749

Bulk transload tonnage (MMtons)(b).........................           16.6            13.3           48.3           43.5
                                                               ===========     ===========    ===========    ===========
Liquids leaseable capacity (MMBbl).........................           36.5            36.0           36.5           36.0
                                                               ===========     ===========    ===========    ===========
Liquids utilization %......................................           95.8%           95.5%          95.8%          96.0%
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

   Our Terminals segment includes the operations of our coal, petroleum coke and other dry-bulk material terminals, as well as all the operations of our petroleum and petrochemical-related liquids terminal facilities. For the third quarter of 2004, our Terminals segment reported earnings before depreciation, depletion and amortization of $67.2 million on revenues of $133.5 million. This compares to earnings before depreciation, depletion and amortization of $60.5 million on revenues of $116.7 million in the third quarter last year. For the comparable nine-month periods, the segment reported earnings before depreciation, depletion and amortization of $196.0 million on revenues of $389.7 million in 2004, and earnings before depreciation, depletion and amortization of $179.9 million on revenues of $355.1 million in 2003.

   Earnings before depreciation, depletion and amortization in the third quarter and first nine months of 2004 increased $6.7 million (11%) and $16.1 million (9%), respectively, over comparable periods in 2003. The increases were driven by higher revenues from both our bulk terminal businesses, due to higher transfer volumes of bulk products, and our liquids terminals businesses, due to high demand for storage and distribution services offered for petroleum and liquid chemical products.

   Period-to-period increases in segment revenues and earnings before depreciation, depletion and amortization in the third quarter and first nine months of 2004 were driven by increases at our Gulf Coast liquids terminals located in Pasadena and Galena Park, Texas; our Northeast terminals, which include our Port Newark, New Jersey bulk terminal and our Carteret and Perth Amboy, New Jersey liquids terminals; our Mid-Atlantic terminals, which include our Chesapeake Bay, Maryland bulk terminal and our Pier IX bulk terminal located in Newport News, Virginia; and our 66 2/3% ownership interest in the International Marine Terminals Partnership, a multi-purpose facility located in Port Sulphur, Louisiana. We also benefited from incremental earnings and revenues from both the Kinder Morgan Tampaplex marine terminal and the inland bulk storage warehouse facility that are located in Tampa, Florida and were acquired in December 2003.

   Revenues earned by our Terminals segment during the third quarter and first nine months of 2004 increased $16.8 million (14%) and $34.6 million (10%), respectively, over comparable periods in 2003. The overall increase in revenues in the third quarter of 2004 compared to the third quarter of 2003 includes increases of $3.9 million largely related to higher coal and petroleum coke tonnage volumes at Chesapeake Bay, $2.3 million from our acquired Tampa bulk terminal operations, $2.2 million from higher salt tonnage transfers and services rendered at Port Newark, $2.1 million from higher coal and dry-bulk tonnage volumes and higher dockage fees at IMT, and $1.8 million from higher synfuel and coal transfer revenues at Pier IX.

   The $34.6 million increase in segment revenues in the first nine months of 2004 versus the same period last year was driven by increases of $7.4 million from our acquired Tampa bulk terminal operations, $6.0 million from higher volumes and dockage fees at IMT and $4.6 million from our Chesapeake Bay facility, primarily due to strong third quarter 2004 revenues earned by providing stevedoring services and storage and transportation for products such as petroleum coke, coal, iron and steel slag and other bulk materials. Other period-to-period increases in revenues included $4.5 million from our Pasadena and Galena Park liquids facilities, $4.1 million from our Carteret and Perth Amboy liquids facilities, $3.7 million from Pier IX and $2.8 million from Port Newark. The increases from the four liquids facilities were primarily due to higher throughput volumes, contract price escalations (per the terms of such contracts), and expansion projects and improvements that have been completed since the end of the third quarter of 2003. As of September 30, 2004, liquids terminals expansion projects completed since the end of the third quarter of 2003 have increased total liquids leaseable capacity by approximately 500,000 barrels (1%), more than offsetting a slight decrease in our liquids utilization rate.

   Operating expenses increased $8.2 million (15%) and $17.6 million (10%), respectively, in the third quarter and first nine months of 2004 versus the same periods of 2003. The quarter-to-quarter increase in segment operating expenses includes an increase of $2.5 million from our Chesapeake Bay facility, due to higher payroll, wharfage costs, and other expenses associated with the increase in tonnage volumes. Also, each of our Tampaplex, Port Newark and IMT facilities reported increases of $1.3 million in operating expenses during the third quarter of 2004 versus the third quarter of 2003. The increases were primarily due to higher operating, maintenance and payroll expenses, including trucking, equipment rentals, docking expenses and fuel and electricity charges, all related to increased dry-bulk transfer volumes and ship conveyance activities. The $17.6 million increase in operating expenses in the first nine months of 2004 compared to the first nine months of 2003 includes increases of $4.0 million from IMT, $3.2 million from the acquired Kinder Morgan Tampaplex terminal, $2.8 million from our Chesapeake Bay facility, $1.9 million from Port Newark, and $1.6 million from Pier IX, all primarily driven by higher operating, maintenance and utility expenses related to our 11% increase in total bulk tonnage volumes in the first nine months of 2004 versus the first nine months of 2003.

   Other income items were essentially flat year-over-year. Income tax expenses during the third quarter and first nine months of 2004 increased $1.4 million and $0.4 million, respectively, over comparable periods in 2003. The increases were due to higher taxable income from Kinder Morgan Bulk Terminals, Inc., the tax-paying entity that owns many of our bulk terminal businesses.

   Non-cash depreciation, depletion and amortization charges increased $1.5 million (16%) and $4.2 million (15%), respectively, in the third quarter and first nine months of 2004, over comparable periods in 2003. The increases reflect higher depreciation charges due to the additional capital spending and acquisitions we have made since the end of the third quarter of 2003, including additional transfers of completed project costs into depreciable plant.


   Other

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                  September 30,
                                                                    -------------------            -------------------
                                                                    2004           2003            2004           2003
                                                                    ----           ----            ----           ----
                                                                             (In thousands-income/(expense))
General and administrative expenses........................    $   (37,816)   $    (36,818)   $  (125,527)   $  (108,544)
Unallocable interest, net..................................        (47,295)        (44,714)      (141,108)      (134,535)
Minority interest..........................................         (2,789)         (2,591)        (7,332)        (6,930)
Loss from early extinguishment of debt.....................              -               -         (1,424)             -
Cumulative effect adjustment from change in accounting
  principle................................................              -               -              -          3,465
                                                               -----------     -----------    -----------    -----------
   Interest and corporate administrative expenses..........    $   (87,900)    $   (84,123)   $  (275,391)   $  (246,544)
                                                               ===========     ===========    ===========    ===========

   Items not attributable to any segment include general and administrative expenses, unallocable interest income, interest expense and minority interest. Also, we included both the $1.4 million loss from our early extinguishment of debt in May 2004 and the $3.5 million benefit from the cumulative effect adjustment of a change in accounting for asset retirement obligations as of January 1, 2003 (discussed above), as items not attributable to any business segment. The loss from the early extinguishment of debt represented the excess of the price we paid to repurchase and retire the principal amount of $84.3 million of tax-exempt industrial revenue bonds over the bonds' carrying value. Pursuant to certain provisions that gave us the right to call and retire the bonds prior to maturity, we took advantage of the opportunity to refinance at lower rates. For more information on our early extinguishment of debt, see Note 7 to our consolidated financial statements included elsewhere in this report.

   Our general and administrative expenses, which include such items as salaries and employee-related expenses, payroll taxes, legal fees, insurance and office supplies and rentals, increased $1.0 million (3%) and $17.0 million (16%), respectively, in the third quarter and first nine months of 2004, when compared to the same periods last year. The quarter-to-quarter increase resulted primarily from higher employee benefit and corporate service expenses, including legal, information technology and human resources. The year-to-year increase was mainly due to higher employee bonus and benefit expenses and higher corporate and employee-related insurance expenses.

   Interest expense, net of interest income, increased $2.6 million (6%) and $6.6 million (5%), respectively, in the third quarter and first nine months of 2004, versus the same year-earlier periods. Although our average borrowing rates were essentially flat across both years, we incurred higher interest charges as a result of higher average borrowings during both the three and nine month periods ended September 30, 2004, compared to the three and nine month periods ended September 30, 2003. The increases in average borrowings were primarily due to higher capital spending related to internal expansions and improvements, and to incremental borrowings made in connection with acquisition expenditures. For more information on our capital expansion and acquisition expenditures, see "Financial Condition - Investing Activities," discussed below.

   Minority interest, which represents the deduction in our consolidated net income attributable to all outstanding ownership interests in our operating limited partnerships and their consolidated subsidiaries that are not held by us, remained relatively flat across both the comparable three and nine month periods of 2004 and 2003.


Financial Condition

   We attempt to maintain an overall conservative capital structure, with a target mix of approximately 50% equity and 50% debt. The following table illustrates the sources of our invested capital (dollars in thousands). In addition to our results of operations, these balances are affected by our financing activities as discussed below:


                                                              September 30,   December 31,
                                                              -------------   ------------
                                                                  2004            2003
                                                                  ----            ----
Long-term debt, excluding market value of interest rate
  swaps...................................................    $  4,616,724    $  4,316,678
Minority interest.........................................          39,877          40,064
Partners' capital.........................................       3,406,377       3,510,927
                                                              ------------    ------------
  Total capitalization...................................        8,062,978       7,867,669
Short-term debt, less cash and cash equivalents...........          (6,426)        (21,081)
                                                              ------------    ------------
  Total invested capital..................................    $  8,056,552    $  7,846,588
                                                              ============    ============
Capitalization:
  Long-term debt, excluding market value of interest rate
      swaps................................................           57.3%           54.9%
  Minority interest.......................................             0.5%            0.5%
  Partners' capital.......................................            42.2%           44.6%
                                                              ------------    ------------
                                                                     100.0%          100.0%
                                                              ============    ============
Invested Capital:
  Total debt, less cash and cash equivalents and excluding
       market value of interest rate swaps................            57.2%           54.7%
  Partners' capital and minority interest.................            42.8%           45.3%
                                                              ------------    ------------
                                                                     100.0%          100.0%
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

   Through the nine months ended September 30, 2004, we have continued to generate strong cash flow from operations, and we provide for additional liquidity by maintaining a sizable amount of combined cash and excess borrowing capacity related to our commercial paper program and long-term revolving credit facility.

   In August 2004, we replaced our previous 364-day and three-year credit facilities, which had a combined borrowing capacity of $1.05 billion, with a new five-year senior unsecured revolving credit facility that has a borrowing capacity of $1.25 billion. The new facility includes covenants and requires payments of facility fees that are similar in nature to the covenants and facility fees required by our previous bank facilities as discussed in our Annual Report on Form 10-K for the year ended December 31, 2003. However, our current facility no longer requires us to maintain a tangible net worth of at least $2.1 billion as of the last day of any fiscal quarter. Currently, we do not anticipate any liquidity problems.

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

   As of September 30, 2004, our budgeted expenditures for the remaining three months of 2004 for sustaining capital spending were approximately $38 million, based on our 2004 revised budget. This amount has been committed primarily for the purchase of plant and equipment and is based on the payments we expect to make as part of our 2004 sustaining capital expenditure plan. All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary.

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

   Operating Activities

   Net cash provided by operating activities was $837.9 million for the nine months ended September 30, 2004, versus $507.3 million in the comparable period of 2003. The period-to-period increase of $330.6 million (65%) in cash flow from operations was primarily due to:

   o a $154.6 million increase in cash from overall higher partnership income, net of non-cash items including depreciation charges and undistributed earnings from equity investments;

   o a $148.9 million increase in cash inflows relative to net changes in working capital items; and

   o a $44.9 million increase related to transportation rate reparation and refund payments made in the first nine months of 2003.

   The higher partnership income reflects the record levels of segment earnings before depreciation, depletion and amortization reported in the first nine months of 2004 and discussed above in "Results of Operations." The favorable inflows from working capital in 2004 were mainly related to timing differences in the collection and payment of both trade and related party receivables and payables. The reparation and refund payments were mandated by the Federal Energy Regulatory Commission as part of a settlement reached between shippers and our Pacific operations pursuant to rates charged by our Pacific operations on the interstate portion of their products pipelines.

   Partially offsetting the overall increase in cash provided by operating activities was an $11.7 million (19%) decrease in distributions received from equity investments, primarily due to the dissolution of MKM Partners, L.P. on June 30, 2003, which eliminated our 15% equity ownership interest.

   Investing Activities

   Net cash used in investing activities was $713.2 million for the nine month period ended September 30, 2004, compared to $464.1 million in the comparable 2003 period. The $249.1 million (54%) increase in cash used in investing activities was primarily attributable to higher expenditures made for both capital additions on our existing asset infrastructure and strategic acquisitions.

   Including expansion and maintenance projects, our capital expenditures were $565.2 million in the first nine months of 2004 versus $413.2 million in the same year-ago period. The $152.0 million (37%) increase was mainly driven by higher capital investment in our Products Pipelines and CO2 business segments. Additionally, for the nine months ended September 30, 2004, our acquisition outlays totaled $142.5 million, including cash outflows of $90.8 million for the acquisition of Kinder Morgan Wink Pipeline, L.P., formerly Kaston Pipeline Company, L.P., and $48.1 million for the acquisition of seven refined petroleum products terminals from Exxon Mobil Corporation. For the nine months ended September 30, 2003, our acquisition of assets totaled $40.7 million, including $23.3 million for the acquisition of an additional 12.75% ownership interest in the SACROC oil field unit in West Texas from MKM Partners, L.P. For more information on our acquisitions, see Note 2 to our consolidated financial statements included elsewhere in this report.

   Our sustaining capital expenditures were $82.9 million for the first nine months of 2004 compared to $62.4 million for the first nine months of 2003.

   Financing Activities

   Net cash used in financing activities amounted to $141.6 million for the nine months ended September 30, 2004 and $41.8 million for the same prior-year period. The $99.8 million period-to-period increase in cash used in financing activities resulted primarily from lower cash inflows from overall debt financing activities and from higher partnership distributions. The overall increase in cash used in financing activities was partially offset by an increase in cash inflows from partnership equity issuances.

   In the first nine months of 2004, we received $188.0 million from debt financing activities, which included both issuances and payments of debt, loans to related parties and debt issuance costs. This amount was $92.7 million (33%) lower than the amount we received in the first nine months of 2003, as $99.7 million of net incremental commercial paper borrowings in the first nine months of 2004 were more than offset by the following three funding transactions:

   o In May 2004, we paid $84.3 million to redeem and retire the principal amount of four series of tax-exempt bonds related to certain liquids terminal facilities. Pursuant to certain provisions that gave us the right to call and retire the bonds prior to maturity, we took advantage of the opportunity to refinance at lower rates;

   o In July 2004, we loaned $97.2 million, which corresponds to our 51.17% ownership interest, to Plantation Pipe Line Company to allow Plantation to pay all of its outstanding credit facility and commercial paper borrowings. In exchange, we received a seven year note receivable bearing interest at the rate of 4.72% per annum; and

   o In September 2004, we paid the $9.5 million outstanding balance under Kinder Morgan Wink Pipeline, L.P.'s note payable to Western Refining Company, L.P.

   Distributions to partners, consisting of our common and Class B unitholders, our general partner and minority interests, totaled $581.4 million in the first nine months of 2004 compared to $500.7 million in the same year-earlier period. The increase in distributions was due to an increase in the per unit cash distributions paid, an increase in the number of units outstanding and an increase in our general partner incentive distributions. The increase in our general partner incentive distributions resulted from both increased cash distributions per unit and an increase in the number of common units and i-units outstanding.

   The period-to-period increase in cash flows from additional partnership equity issuances primarily related to the excess of cash received from both our February 2004 issuance of common units and our March 2004 issuance of i-units over cash received from our June 2003 issuance of common units. On February 9, 2004, we issued, in a public offering, an additional 5,300,000 of our common units at a price of $46.80 per unit, less commissions and underwriting expenses. We received net proceeds of $237.8 million for the issuance of these common units. On March 25, 2004, we issued an additional 360,664 of our i-units to KMR at a price of $41.59 per share, less closing fees and commissions. We received net proceeds of $14.9 million for the issuance of these i-units. By comparison, in a June 2003 public offering, we issued an additional 4,600,000 of our common units, including 600,000 units upon exercise by the underwriters of an over-allotment option, at a price of $39.35 per share, less commissions and underwriting expenses. We received net proceeds of $173.3 million for the issuance of these common units. We used the proceeds from each of these issuances to reduce the borrowings under our commercial paper program.

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

   Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. Our general partner's incentive distribution for the distribution that we declared for the third quarter of 2004 was $99.1 million. Our general partner's incentive distribution for the distribution that we declared for the third quarter of 2003 was $81.8 million. Our general partner's incentive distribution that we paid during the third quarter of 2004 to our general partner (for the second quarter of 2004) was $94.9 million. Our general partner's incentive distribution that we paid during the third quarter of 2003 to our general partner (for the second quarter of 2003) was $79.6 million. All partnership distributions we declare for the fourth quarter of each year are declared and paid in the first quarter of the following year.

   On August 13, 2004, we paid a quarterly distribution of $0.71 per unit for the second quarter of 2004, 9% greater than the $0.65 per unit distribution paid for the second quarter of 2003. We paid this distribution in cash to our common unitholders and to our Class B unitholders. KMR, our sole i-unitholder, received 920,140 additional i-units based on the $0.71 cash distribution per common unit. For each outstanding i-unit that KMR held, a fraction (0.018039) of an i-unit was issued. The fraction was determined by dividing $0.71, the cash amount distributed per common unit by $39.36, the average of KMR's shares' closing market prices from July 14-27, 2004, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

   On October 20, 2004, we declared a cash distribution for the quarterly period ended September 30, 2004, of $0.73 per unit. The distribution will be paid on or before November 12, 2004, to unitholders of record as of October 31, 2004. Our common unitholders and Class B unitholders will receive cash. KMR, our sole i-unitholder, will receive a distribution in the form of additional i-units based on the $0.73 distribution per common unit. The number of i-units distributed will be 929,105. For each outstanding i-unit that KMR holds, a fraction (0.017892) of an i-unit will be issued. The fraction was determined by dividing $0.73, the cash amount distributed per common unit by $40.80, the average of KMR's shares' closing market prices from October 13-26, 2004, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

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

   o the timing and success of business development efforts; and

   o unfavorable results of litigation and the fruition of contingencies referred to in Note 3 to our consolidated financial statements included elsewhere in this report.

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


Item 4.  Controls and Procedures.

   As of September 30, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

   See Part I, Item 1, Note 3 to our consolidated financial statements entitled "Litigation and Other Contingencies," which is incorporated herein by reference.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

   None.


Item 3.  Defaults Upon Senior Securities.

   None.


Item 4.  Submission of Matters to a Vote of Security Holders.

   None.


Item 5.  Other Information.

     On August 26, 2004, we announced that C. Park Shaper has been elected Executive Vice President of KMI, KMR and Kinder Morgan G.P., Inc. Mr. Shaper also retains his titles as Director and Chief Financial Officer of KMR and Kinder Morgan G.P., Inc. and Chief Financial Officer of KMI.


Item 6.   Exhibits.

4.1 -- Certain instruments with respect to long-term debt of the Partnership and its consolidated subsidiaries which relate to debt that does not exceed 10% of the total assets of the Partnership and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. ss.229.601.

*10.1-- Resignation and Non-Compete agreement dated July 21, 2004 between KMGP
        Services, Inc. and Michael C. Morgan, President of Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and Kinder Morgan Management, LLC (filed as
        Exhibit 10.1 to the Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30, 2004, filed on August 5, 2004).

10.2 -- 5-Year Credit Agreement dated as of August 18, 2004, among Kinder Morgan Energy Partners, L.P., the lenders party thereto and Wachovia Bank, National Association as Administrative Agent.

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

------------------

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

                          KINDER MORGAN ENERGY PARTNERS, L.P.
                          (A Delaware limited partnership)

                          By: KINDER MORGAN G.P., INC.,
                              its General Partner

                          By: KINDER MORGAN MANAGEMENT, LLC,
                              its Delegate

                              /s/ C. Park Shaper
                              ------------------------------
                              C. Park Shaper
                              Vice President and Chief Financial Officer of Kinder Morgan Management, LLC, Delegate of Kinder Morgan G.P., Inc.(principal financial officer and principal accounting officer)
                              Date:  November 2, 2004