Form 10-Q
period 2005-03-31
KINDER MORGAN ENERGY PARTNERS L P
filed 2005-05-06
CIK 888228

F O R M 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The Registrant had 148,562,814 common units outstanding as of April 30, 2005.

                       KINDER MORGAN ENERGY PARTNERS, L.P.
                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited).....................................  3
         Consolidated Statements of Income - Three Months Ended
          March 31, 2005 and 2004............................................  3
         Consolidated Balance Sheets - March 31, 2005 and
          December 31, 2004..................................................  4
         Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 2005 and 2004......................................  5
         Notes to Consolidated Financial Statements..........................  6

Item 2: Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................  49
        Critical Accounting Policies and Estimates..........................  49
        Results of Operations...............................................  49
        Financial Condition.................................................  58
        Information Regarding Forward-Looking Statements....................  62

Item 3: Quantitative and Qualitative Disclosures About Market Risk..........  64

Item 4: Controls and Procedures.............................................  64



                           PART II. OTHER INFORMATION

Item 1: Legal Proceedings...................................................  65

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.........  65

Item 3: Defaults Upon Senior Securities.....................................  65

Item 4: Submission of Matters to a Vote of Security Holders.................  65


Item 5: Other Information...................................................  65


Item 6: Exhibits............................................................  65

        Signatures..........................................................  67

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Unit Amounts)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                         2005           2004
                                                     ----------     ----------
Revenues
  Natural gas sales................................. $1,352,615     $1,326,294
  Services..........................................    443,425        372,120
  Product sales and other...........................    175,892        123,842
                                                     ----------     ----------
                                                      1,971,932      1,822,256
                                                     ----------     ----------
Costs and Expenses
  Gas purchases and other costs of sales............  1,337,770      1,317,309
  Operations and maintenance........................    138,540        111,192
  Fuel and power....................................     41,940         33,508
  Depreciation, depletion and amortization..........     85,027         67,531
  General and administrative........................     73,852         48,254
  Taxes, other than income taxes....................     25,826         19,320
                                                     ----------     ----------
                                                      1,702,955      1,597,114
                                                     ----------     ----------

Operating Income....................................    268,977        225,142

Other Income (Expense)
  Earnings from equity investments..................     26,072         20,469
  Amortization of excess cost of equity investments.     (1,417)        (1,394)
  Interest, net.....................................    (58,727)       (47,221)
  Other, net........................................     (1,321)           743
Minority Interest...................................     (2,388)        (2,081)
                                                     ----------     ----------

Income Before Income Taxes..........................    231,196        195,658

Income Taxes........................................     (7,575)        (3,904)
                                                     ----------     ----------

Net Income.......................................... $  223,621     $  191,754
                                                     ==========     ==========

General Partner's interest in Net Income............ $  111,727     $   91,664

Limited Partners' interest in Net Income............    111,894        100,090
                                                     ----------     ----------

Net Income.......................................... $   223,621    $  191,754
                                                     ===========    ==========

Basic and Diluted Limited Partners' Net Income per
Unit................................................ $      0.54    $     0.52
                                                     ===========    ==========

Weighted average number of units used in computation
 of Limited Partners' Net Income per unit:
Basic...............................................     207,528       192,512
                                                     ===========    ==========

Diluted.............................................     207,584       192,602
                                                     ===========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                  March 31,    December 31,
                                                                -----------    -----------
                                    ASSETS                          2005           2004
                                                                -----------    -----------
Current Assets
  Cash and cash equivalents................................     $         -    $         -
  Restricted deposits......................................          18,096              -
  Accounts, notes and interest receivable, net
     Trade.................................................         667,555        739,798
     Related parties.......................................          18,083         12,482
  Inventories
     Products..............................................          19,778         17,868
     Materials and supplies................................          12,314         11,345
  Gas imbalances
     Trade.................................................          29,238         24,653
     Related parties.......................................           1,358            980
  Gas in underground storage...............................           5,318              -
  Other current assets.....................................          95,290         46,045
                                                                -----------    -----------
                                                                    867,030        853,171
                                                                -----------    -----------
Property, Plant and Equipment, net.........................       8,195,625      8,168,680
Investments................................................         423,937        413,255
Notes receivable
  Trade....................................................           1,944          1,944
  Related parties..........................................         111,225        111,225
Goodwill...................................................         745,926        732,838
Other intangibles, net.....................................          39,310         15,284
Deferred charges and other assets..........................         260,820        256,545
                                                                -----------    -----------
Total Assets...............................................     $10,645,817    $10,552,942
                                                                ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
  Accounts payable
     Cash book overdrafts..................................     $    21,307    $    29,866
     Trade.................................................         584,119        685,034
     Related parties.......................................           3,052         16,650
  Current portion of long-term debt........................               -              -
  Accrued interest.........................................          36,889         56,930
  Accrued taxes............................................          42,072         26,435
  Deferred revenues........................................          15,931          7,825
  Gas imbalances...........................................          37,124         32,452
  Accrued other current liabilities........................         577,874        325,663
                                                                -----------    -----------
                                                                  1,318,368      1,180,855
                                                                -----------    -----------
Long-Term Liabilities and Deferred Credits
  Long-term debt
     Outstanding...........................................       4,867,521      4,722,410
     Market value of interest rate swaps...................          77,156        130,153
                                                                -----------    -----------
                                                                  4,944,677      4,852,563
  Deferred revenues........................................          12,649         14,680
  Deferred income taxes....................................          56,742         56,487
  Asset retirement obligations.............................          37,513         37,464
  Other long-term liabilities and deferred credits.........         830,595        468,727
                                                                -----------    -----------
                                                                  5,882,176      5,429,921
Commitments and Contingencies (Note 3)

Minority Interest..........................................          40,619         45,646
                                                                -----------    -----------
Partners' Capital
  Common Units.............................................       2,409,790      2,438,011
  Class B Units............................................         116,349        117,414
  i-Units..................................................       1,724,391      1,694,971
  General Partner..........................................         107,609        103,467
  Accumulated other comprehensive loss.....................        (953,485)      (457,343)
                                                                -----------    -----------
                                                                  3,404,654      3,896,520
Total Liabilities and Partners' Capital....................     $10,645,817    $10,552,942
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
                                   (Unaudited)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                        2005             2004
                                                                    ----------       ----------
Cash Flows From Operating Activities
  Net income....................................................    $  223,621       $  191,754
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation, depletion and amortization....................        85,027           67,531
    Amortization of excess cost of equity investments...........         1,417            1,394
    Earnings from equity investments............................       (26,072)         (20,469)
  Distributions from equity investments.........................        13,386           19,187
  Changes in components of working capital:
    Accounts receivable.........................................        49,284           16,671
    Other current assets........................................       (10,239)          27,845
    Inventories.................................................        (2,245)             461
    Accounts payable............................................       (95,343)           1,481
    Accrued liabilities.........................................       (12,429)         (40,830)
    Accrued taxes...............................................        15,636           10,222
  Other, net....................................................        17,464           (5,137)
                                                                    ----------       ----------
Net Cash Provided by Operating Activities.......................       259,507          270,110
                                                                    ----------       ----------

Cash Flows From Investing Activities
  Acquisitions of assets........................................        (6,476)         (50,281)
  Additions to property, plant and equip. for
  expansion and maintenance projects............................      (143,808)        (149,718)
  Sale of investments, property, plant and
  equipment, net of removal costs...............................         2,900            3,076
  Investments in margin deposits................................       (18,096)              --
  Contributions to equity investments...........................           (18)            (445)
  Natural gas stored underground and natural
  gas liquids line-fill.........................................        (1,905)           1,608
  Other.........................................................          (588)            (851)
                                                                    ----------       ----------
Net Cash Used in Investing Activities...........................      (167,991)        (196,611)
                                                                    ----------       ----------

Cash Flows From Financing Activities
  Issuance of debt..............................................     1,327,433        1,289,378
  Payment of debt...............................................    (1,182,630)      (1,408,260)
  Debt issue costs..............................................        (4,477)            (244)
  Decrease in cash book overdrafts..............................        (8,560)              --
  Proceeds from issuance of common units........................         1,167          238,051
  Proceeds from issuance of i-units.............................            --           14,925
  Contributions from General Partner............................           409            2,919
  Distributions to partners:
    Common units................................................      (109,191)         (91,620)
    Class B units...............................................        (3,932)          (3,613)
    General Partner.............................................      (107,585)         (87,128)
    Minority interest...........................................        (2,761)          (2,301)
  Other, net....................................................        (1,389)          (2,074)
                                                                    ----------       ----------
Net Cash Used in Financing Activities...........................       (91,516)         (49,967)
                                                                    ----------       ----------

Increase in Cash and Cash Equivalents...........................            --           23,532
Cash and Cash Equivalents, beginning of period..................            --           23,329
                                                                    ----------       ----------
Cash and Cash Equivalents, end of period........................    $       --       $   46,861
                                                                    ==========       ==========
Noncash Investing and Financing Activities:
  Assets acquired by the assumption of liabilities..............           284            2,812

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Organization

    General

     Unless the context requires otherwise, references to "we," "us," "our" or the "Partnership" are intended to mean Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries. We have prepared the accompanying unaudited consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are solely normal and recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our financial results for the interim periods. You should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     Kinder Morgan, Inc. and Kinder Morgan Management, LLC

     Kinder Morgan, Inc., a Kansas corporation, is the sole stockholder of Kinder Morgan (Delaware), Inc. Kinder Morgan (Delaware), Inc., a Delaware corporation, is the sole stockholder of our general partner, Kinder Morgan G.P., Inc. Kinder Morgan, Inc. is referred to as "KMI" in this report.

     Kinder Morgan Management, LLC, a Delaware limited liability company, was formed on February 14, 2001. Our general partner owns all of Kinder Morgan Management, LLC's voting securities and, pursuant to a delegation of control agreement, our general partner delegated to Kinder Morgan Management, LLC, to the fullest extent permitted under Delaware law and our partnership agreement, all of its power and authority to manage and control our business and affairs, except that Kinder Morgan Management, LLC cannot take certain specified actions without the approval of our general partner. Under the delegation of control agreement, Kinder Morgan Management, LLC manages and controls our business and affairs and the business and affairs of our operating limited partnerships and their subsidiaries. Furthermore, in accordance with its limited liability company agreement, Kinder Morgan Management, LLC's activities are limited to being a limited partner in, and managing and controlling the business and affairs of us, our operating limited partnerships and their subsidiaries. Kinder Morgan Management, LLC is referred to as "KMR" in this report.

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

2.  Acquisitions and Joint Ventures

    During the first three months of 2005, we completed or made adjustments for the following acquisitions. Each of the acquisitions was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The preliminary allocation of assets and liabilities may be adjusted to reflect the final determined amounts during a short period of time following the acquisition. The results of operations from these acquisitions are included in our consolidated financial statements from the acquisition date.

                                                                              Allocation of Purchase Price
                                                           -------------------------------------------------------------------
                                                                                     (in millions)
                                                           -------------------------------------------------------------------
                                                                                   Property    Deferred
                                                            Purchase    Current     Plant &     Charges             Minority
  Ref.   Date                  Acquisition                    Price      Assets    Equipment    & Other   Goodwill  Interest
  ----- --------------------------------------------------  ----------  --------   ---------   ---------  --------  ---------
  (1)     1/02  Kinder Morgan Materials Services LLC......    $   14.4      $0.9       $13.5       $   -      $   -    $   -
  (2)     8/04  Kinder Morgan Wink Pipeline, L.P..........       100.3       0.1        76.4        23.8          -        -
  (3)    11/04  Charter Products Terminals................        75.2       3.7        56.5         3.0       13.1     (1.1)
  (4)     1/05  Claytonville Oil Field Unit ..............    $    6.5      $  -       $ 6.5       $   -      $   -    $   -

     (1) Kinder Morgan Materials Services LLC

     Effective January 1, 2002, we acquired all of the equity interests of Kinder Morgan Materials Services LLC, formerly Laser Materials Services LLC, for an aggregate consideration of $14.4 million, consisting of approximately $11.1 million in cash and the assumption of approximately $3.3 million of liabilities, including long-term debt of $0.4 million. In the first quarter of 2005, we paid $0.3 million to the previous owners for final earn-out provisions pursuant to the purchase and sale agreement. Kinder Morgan Materials Services LLC currently operates approximately 60 transload facilities in 20 states. The facilities handle dry-bulk products, including aggregates, plastics and liquid chemicals. The acquisition of Kinder Morgan Materials Services LLC expanded our growing terminal operations and is part of our Terminals business segment.

     (2) Kinder Morgan Wink Pipeline, L.P.

     Effective August 31, 2004, we acquired all of the partnership interests in Kaston Pipeline Company, L.P. from KPL Pipeline Company, LLC and RHC Holdings, L.P. for a purchase price of approximately $100.3 million, consisting of $89.9 million in cash and the assumption of approximately $10.4 million of liabilities, including debt of $9.5 million. In September 2004, we paid the $9.5 million outstanding debt balance. We renamed the limited partnership Kinder Morgan Wink Pipeline, L.P., and since August 31, 2004, we have included its results as part of our CO2 business segment. The acquisition included a 450-mile crude oil pipeline system, consisting of four mainline sections, numerous gathering systems and truck off-loading stations. The mainline sections, all in Texas, have a total capacity of 115,000 barrels of crude oil per day. As part of the transaction, we entered into a long-term throughput agreement with Western Refining Company, L.P. to transport crude oil into Western's 107,000 barrel per day refinery in El Paso, Texas. As of April 30, 2005, we expected to invest approximately $13.7 million over the next two years to upgrade the assets. The acquisition allows us to better manage crude oil deliveries from our oil field interests in West Texas. Our allocation of the purchase price to assets acquired and liabilities assumed was based on an independent appraisal of fair market values. The $23.8 million of deferred charges and other assets in the table above represents the fair value of the intangible long-term throughput agreement.

     (3) Charter Products Terminals

     Effective November 5, 2004, we acquired ownership interests in nine refined petroleum products terminals in the southeastern United States from Charter Terminal Company and Charter-Triad Terminals, LLC for approximately $75.2 million, consisting of $72.4 million in cash and $2.8 million of assumed liabilities. Three terminals are located in Selma, North Carolina, and the remaining facilities are located in Greensboro and Charlotte, North Carolina; Chesapeake and Richmond, Virginia; Athens, Georgia; and North Augusta, South Carolina. We fully own seven of the terminals and jointly own the remaining two. The nine facilities have a combined 3.2 million barrels of storage. As of our acquisition date, we expected to invest an additional $2 million over the next two years to upgrade the facilities. All of the terminals are connected to products pipelines owned by either Plantation Pipe Line Company or Colonial Pipeline Company. The acquisition complements the existing terminals we own in the Southeast and increased our southeast terminal storage capacity 76% (to 7.7 million barrels) and terminal throughput capacity 62% (to over 340,000 barrels per day). The acquired terminals are included as part of our Products Pipelines business segment. Our allocation of the purchase price to assets acquired and liabilities assumed is preliminary, pending final purchase price adjustments that may be necessary following an independent appraisal of fair market values. We expect the appraisal to be completed by the end of the second quarter of 2005.

     (4) Claytonville Oil Field Unit

     Effective January 31, 2005, we acquired an approximate 64.5% gross working interest in the Claytonville oil field unit located in Fisher County, Texas from Aethon I L.P. The field is located nearly 30 miles east of the SACROC unit in the Permian Basin of West Texas. Our purchase price was approximately $6.5 million, consisting of $6.2 million in cash and the assumption of $0.3 million of liabilities. Following our acquisition, we became the operator of the field, which at the time of acquisition was producing approximately 200 barrels of oil per day. The acquisition of this ownership interest complemented our existing carbon dioxide assets in the Permian Basin, and as of our acquisition date and pending further studies as to the technical and economic feasibility of carbon dioxide injection, we may invest an additional $30 million in the field in order to increase production to as high as 4,000 barrels of oil per day. The acquired operations are included as part of our CO2 business segment.

     Pro Forma Information

     The following summarized unaudited pro forma consolidated income statement information for the three months ended March 31, 2005 and 2004, assumes that all of the acquisitions we have made and joint ventures we have entered into since January 1, 2004, including the ones listed above, had occurred as of the beginning of the period presented. We have prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed these acquisitions and joint ventures as of the beginning of the period presented or the results that will be attained in the future. Amounts presented below are in thousands, except for the per unit amounts:

                                                          Pro Forma
                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2005            2004
                                                 ----------      ----------
                                                         (Unaudited)
   Revenues.................................     $1,972,169      $1,861,651
   Operating Income.........................        269,094         238,227
   Net Income...............................     $  223,724      $  203,882
   Basic and Diluted Limited Partners'
         Net Income per unit:...............     $     0.54      $     0.57



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

  The court also held that complainants had failed to satisfy their burden of demonstrating substantially changed circumstances, and therefore could not challenge grandfathered West Line rates in the Docket No. OR92-8 et al. proceedings. It specifically rejected arguments that other shippers could "piggyback" on the special Energy Policy Act exception permitting Navajo to challenge grandfathered West Line rates, which Navajo had withdrawn under a settlement with SFPP. The court remanded the changed circumstances issue "for further consideration" by the FERC in light of the court's decision, described below, regarding SFPP's tax allowance. The FERC had previously held in the OR96-2 proceeding that the tax allowance policy should not be used as a stand-alone factor in determining when there have been substantially changed circumstances. The FERC's May 4, 2005 income tax allowance policy statement, discussed below, may affect how the FERC addresses the changed circumstances and other issues remanded by the court.

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

     The court also rejected:

     - Navajo's argument that its prior settlement with SFPP's predecessor did not limit its right to seek reparations;

     - Valero's argument that it should have been permitted to recover reparations in the Docket No. OR92-8 et al. proceedings rather than waiting to seek them, as appropriate, in the Docket No. OR96-2 et al. proceedings;

     - arguments that the former ARCO and Texaco had challenged East Line rates when they filed a complaint in January 1994 and should therefore be entitled to recover East Line reparations; and

     - Chevron's argument that its reparations period should begin two years before its September 1992 protest regarding the six-inch line reversal rather than its August 1993 complaint against East Line rates.

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

     On January 3, 2005, SFPP filed a petition for a writ of certiorari asking the United States Supreme Court to review the Court of Appeals' ruling that the Arizona Grocery doctrine does not apply to "interim" rates, and that "FERC only established a final rate at the completion of the OR92-8 proceedings." BP West Coast Products and ExxonMobil also filed a petition for certiorari, on December 30, 2004, seeking review of the Court of Appeals' ruling that there was no pending investigation of West Line rates at the time of enactment of the Energy Policy Act (and thus that those rates remained grandfathered). On April 6, 2005, the Solicitor General filed a brief in opposition to both petitions on behalf of the FERC and United States, and Navajo, ConocoPhillips, Ultramar, Valero and Western Refining filed an opposition to SFPP's petition. SFPP filed a reply to those briefs on April 18, 2005.

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

  As part of its February 28, 2003 order denying SFPP's application for market-based ratemaking authority, the FERC remanded to the ongoing litigation in Docket No. OR96-2, et al. the question of whether SFPP's current rate for service on the Sepulveda line is just and reasonable. A hearing in this proceeding was held in February and March 2005. The matter is now being briefed to the administrative law judge in this proceeding.

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

  On September 9, 2004, the presiding administrative law judge issued his non-binding initial decision in the phase two portion of this proceeding. If affirmed by the FERC, the phase two initial decision would establish the basis for prospective rates and the calculation of reparations for complaining shippers with respect to the West Line and East Line. However, as with the phase one initial decision, the phase two initial decision must be fully reviewed by the FERC, which may accept, reject or modify the decision. A FERC order on phase two of the case is expected during the second or third quarter of 2005. Any such order may be subject to further FERC review, review by the United States Court of Appeals for the District of Columbia Circuit, or both.

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

  Chevron OR03-5 proceedings. On June 30, 2003, Chevron filed another complaint against SFPP - substantially similar to its previous complaint - and moved to consolidate the complaint with the Docket No. OR96-2, et al. proceeding. This complaint was docketed as Docket No. OR03-5. Chevron requested that this new complaint be treated as if it were an amendment to its complaint in Docket No. OR02-4, which was previously dismissed by the FERC. By this request, Chevron sought to, in effect, back-date its complaint, and claim for reparations, to February 2002. SFPP answered Chevron's complaint on July 22, 2003, opposing Chevron's requests for consolidation and for the back-dating of its complaint. On October 28, 2003, the FERC accepted Chevron's complaint, but held it in abeyance pending the outcome of the Docket No. OR96-2, et al. proceeding. The FERC denied Chevron's request for consolidation and for back-dating.

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

  Airlines OR04-3 proceeding. On September 21, 2004, America West Airlines, Inc., Southwest Airlines, Co., Northwest Airlines, Inc. and Continental Airlines, Inc. (collectively "Airlines") filed a complaint against SFPP at the FERC. The Airlines' complaint alleges that the rates on SFPP's West Line and SFPP's charge for its gathering enhancement service at Watson Station are not just and reasonable. The Airlines seek rate reductions and reparations for two years prior to the filing of their complaint. BP West Coast Products LLC and ExxonMobil Oil Corporation, ConocoPhillips Company, Navajo Refining Company, L.P., and ChevronTexaco Products Company all filed timely motions to intervene in this proceeding. Valero Marketing and Supply Company filed a motion to intervene one day after the deadline. SFPP answered the Airlines' complaint on October 12, 2004. On October 29, 2004, the Airlines filed a response to SFPP's answer and on November 12, 2004, SFPP replied to the Airlines' response. On March 24, 2005, the Airlines filed a motion seeking expedited action by the FERC on their complaint. FERC action on the motion and the complaint is pending.

  BP/ExxonMobil OR05-4 proceeding. On December 22, 2004, BP West Coast Products LLC and ExxonMobil Oil Corporation filed a complaint against SFPP at the FERC. The complaint alleges that SFPP's interstate rates are not just and reasonable, that certain rates found grandfathered by the FERC are not entitled to such status, and, if so entitled, that "substantially changed circumstances" have occurred, removing such protection. The complainants seek rate reductions and reparations for two years prior to the filing of their complaint and ask that the complaint be consolidated with the Airlines' complaint in the OR04-3 proceeding. ConocoPhillips Company, Navajo Refining Company, L.P., and Western Refining Company, L.P. all filed timely motions to intervene in this proceeding. SFPP answered the complaint on January 24, 2005. On February 25, 2005, the FERC consolidated this docket with the OR05-5 proceeding and held both in abeyance until after the conclusion of the various pending SFPP proceedings, deferring any ruling on the validity of the complaints.

  ConocoPhillips OR05-5 proceeding. On December 29, 2004, ConocoPhillips filed a complaint against SFPP at the FERC. The complaint alleges that SFPP's interstate rates are not just and reasonable, that certain rates found grandfathered by the FERC are not entitled to such status, and, if so entitled, that "substantially changed circumstances" have occurred, removing such protection. ConocoPhillips seeks rate reductions and reparations for two years prior to the filing of their complaint. BP West Coast Products LLC and ExxonMobil Oil Corporation, Navajo Refining Company, L.P., and Western Refining Company, L.P. all filed timely motions to intervene in this proceeding. SFPP answered the complaint on January 28, 2005. On February 25, 2005, the FERC consolidated this docket with the OR05-4 proceeding and held both in abeyance until after the conclusion of the various pending SFPP proceedings, deferring any ruling on the validity of the complaints.

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

  The rehearing complaint was heard by the CPUC in October 2000 and the April 2000 complaint and SFPP's market-based application were heard by the CPUC in February 2001. All three matters stand submitted as of April 13, 2001, and resolution of these submitted matters may occur within the second or third quarter of 2005.

  The CPUC subsequently issued a resolution approving a 2001 request by SFPP to raise its California rates to reflect increased power costs. The resolution approving the requested rate increase also required SFPP to submit cost data for 2001, 2002, and 2003, and to assist the CPUC in determining whether SFPP's overall rates for California intrastate transportation services are reasonable. The resolution reserves the right to require refunds, from the date of issuance of the resolution, to the extent the CPUC's analysis of cost data to be submitted by SFPP demonstrates that SFPP's California jurisdictional rates are unreasonable in any fashion. On February 21, 2003, SFPP submitted the cost data required by the CPUC, which submittal was protested by Valero Marketing and Supply Company, Ultramar Inc., BP West Coast Products LLC, Exxon Mobil Oil Corporation and Chevron Products Company. Issues raised by the protest, including the reasonableness of SFPP's existing intrastate transportation rates, were the subject of evidentiary hearings conducted in December 2003 and may be resolved by the CPUC in the second or third quarter of 2005.

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

  We currently believe the CPUC complaints seek approximately $15 million in tariff reparations and prospective annual tariff reductions, the aggregate average annual impact of which would be approximately $31 million. There is no way to quantify the potential extent to which the CPUC could determine that SFPP's existing California rates are unreasonable. With regard to the amount of dollars potentially subject to refund as a consequence of the CPUC resolution requiring the provision by SFPP of cost-of-service data, referred to above, such refunds could total about $6 million per year from October 2002 to the anticipated date of a CPUC decision.

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

     Union Pacific Railroad Company Easements

     SFPP, L.P. and Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company) are engaged in two proceedings to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for each of the ten year periods beginning January 1, 1994 and January 1, 2004 (Southern Pacific Transportation Company vs. Santa Fe Pacific Corporation, SFP Properties, Inc., Santa Fe Pacific Pipelines, Inc., SFPP, L.P., et al., Superior Court of the State of California for the County of San Francisco, filed August 31, 1994; and Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. "D", Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In the second quarter of 2003, the trial court set the rent for years 1994 - 2003 at approximately $5.0 million per year as of January 1, 1994, subject to annual inflation increases throughout the ten year period. On February 23, 2005, the California Court of Appeals affirmed the trial court's ruling, except that it reversed a small portion of the decision and remanded it back to the trial court for determination. We do not expect this portion of the decision to have a material impact on the rent.

     On August 17, 2004, SFPP was served with a lawsuit seeking to determine the rent for the ten year period commencing January 1, 2004. A trial date has not been set.

     ARB, Inc. Dispute

     ARB, Inc, a general contractor engaged by SFPP, L.P. to build a 20-inch 70-mile pipeline from Concord to Sacramento, California is seeking additional payments based on alleged scope changes and delays on the project. After deducting for payments made by SFPP to date, ARB asserts that it is owed between $13.1 million and $16.8 million on the project. ARB has indicated that its calculation of outstanding amounts may be increased in the future pending further analysis. SFPP has engaged construction claims specialists and auditors to review the project records and determine what additional payments, if any, should be made to ARB. Numerous third party subcontractors have filed liens against ARB and SFPP. SFPP has requested that ARB honor its contractual obligation to avoid and discharge any liens arising on the project.

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

     On July 21, 2004, Kinder Morgan Interstate Gas Transmission LLC and Trailblazer Pipeline Company filed additional joint requests with the interstate natural gas pipelines owned by KMI asking for limited exemptions from certain requirements of FERC Order 2004 and asking for an extension of the deadline for full compliance with Order 2004 until 90 days after the FERC has completed action on the pipelines' various rehearing and exemption requests. These exemptions request relief from the independent functioning and information disclosure requirements of Order 2004. The exemption requests propose to treat as energy affiliates, within the meaning of Order 2004, two groups of employees:

     - individuals in the Choice Gas Commodity Group within KMI's retail operations; and

     - commodity sales and purchase personnel within our Texas intrastate natural gas operations.

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

     By an order issued on April 19, 2005, the FERC accepted the compliance plans filed by us without modification, but subject to further amplification and clarification as to the intrastate group in three areas:

     - further description and explanation of the information or events relating to intrastate pipeline business that the shared transmission function personnel may discuss with our commodity sales and purchase personnel within our Texas intrastate natural gas operations;

     - additional posting of organizational information about the commodity sales and purchase personnel within our Texas intrastate natural gas operations; and

     - clarification that the president of our intrastate natural gas pipeline group has received proper training and will not be a conduit for improperly sharing transmission or customer information with our commodity sales and purchase personnel within our Texas intrastate natural gas operations.

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

  Selective Discounting

  On November 22, 2004, the FERC issued a notice of inquiry seeking comments on its policy of selective discounting. Specifically, the FERC is asking parties to submit comments and respond to inquiries regarding the FERC's practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons - when the discount is given to meet competition from another gas pipeline. Comments were filed by numerous entities, including Natural Gas Pipeline Company of America (a Kinder Morgan, Inc. affiliate), on March 2, 2005. Several reply comments have subsequently been filed.

  On February 20, 2004, the D.C. Circuit Court of Appeals for the District of Columbia remanded back to the FERC a Williston Basin Interstate Pipeline proceeding in which the court ruled that the FERC did not explain how the selective discounting policy adopted by the FERC in the Colorado Interstate Gas Co. and Granite State Gas Transmission cases would not compromise the pipelines' ability to target discounts at particular receipt/delivery points, subsystems or other defined geographic areas. On June 1, 2004, the FERC issued a Notice of Request for Comments in the Williston Basin Interstate Pipeline proceeding, on issues pertaining to the discounting policy adopted in the Colorado Interstate Gas Co. and Granite State Gas Transmission cases. Comments were due on August 9, 2004. Numerous parties filed comments, including our three interstate natural gas pipelines: Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company and TransColorado Gas Transmission Company. On March 3, 2005, the FERC issued an Order on Remand in the Williston Basin Interstate Pipeline, Co. proceeding (RP00-463). The FERC has concluded that it cannot, at the present time, satisfy its burden under Section 5 of the Natural Gas Act to require Williston or other pipelines to modify their tariffs to incorporate the CIG/Granite State policy. The FERC will return to its pre-existing policy of permitting pipelines to limit the selective discounts they offer shippers to particular points. Pipelines who implemented the CIG/Granite State policy pursuant to orders that are now final may file pursuant to Section 4 of the Natural Gas Act to remove their tariff provisions implementing that policy. Our interstate natural gas pipelines have filed to remove these tariff provisions.

  Other Regulatory

  SFPP, L.P.

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

   However, on December 2, 2004, the FERC issued a Notice of Inquiry seeking comments on the implications of the July 20, 2004 opinion of the Court of Appeals for the District of Columbia Circuit in BP West Coast Producers, LLC, v. FERC. In reviewing a series of orders involving SFPP, L.P., the court held, among other things, that the FERC had not adequately justified its policy of providing an oil pipeline limited partnership with an income tax allowance equal to the proportion of its limited partnership interests owned by corporate partners. The FERC is seeking comments on whether the court's ruling applies only to the specific facts of the SFPP, L.P. proceeding, or also extends to other capital structures involving partnerships and other forms of ownership. Comments were filed by numerous parties, including our Rocky Mountain natural gas pipelines, in the first quarter of 2005.

  On May 4, 2005, the FERC adopted a policy statement in Docket No. PL05-5, providing that all entities owning public utility assets - oil and gas pipelines and electric utilities - would be permitted to include an income tax allowance in their cost-of-service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. Any tax pass-through entity seeking an income tax allowance would have to establish that its partners or members have an actual or potential income tax obligation on the entity's public utility income. The FERC expressed the intent to implement its policy in individual cases as they arise. Subject to that case-specific implementation, the policy appears to provide an opportunity for partnership-owned pipelines to seek allowances based upon their entire income paid to partners, rather than the partial allowance provided under the prior Lakehead approach. We expect the final adoption and implementation by the FERC of the policy statement in individual cases will be subject to review of the United States Court of Appeals for the District of Columbia Circuit. Evaluation of the impact of this policy statement will have to await further developments in SFPP's pending cases.

     Trailblazer Pipeline Company

     On March 22, 2005, Marathon Oil Company filed a formal complaint with FERC alleging that Trailblazer Pipeline Company violated the FERC's Negotiated Rate Policy Statement and the Natural Gas Act by failing to offer a recourse rate option for its Expansion 2002 capacity and by charging negotiated rates higher than the applicable recourse rates. Marathon is requesting that the FERC require Trailblazer to refund all amounts paid by Marathon above Trailblazer's Expansion 2002 recourse rate since the facilities went into service in May 2002, with interest. In addition, Marathon is asking the FERC to require Trailblazer to bill Marathon the Expansion 2002 recourse rate for future billings. Marathon estimates the amount of Trailblazer's refund to date is over $15 million. Trailblazer filed its response to Marathon's complaint in April 2005 and the matter is currently before the FERC for review.

     Other

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

     Carbon Dioxide Litigation

     Kinder Morgan CO2 Company, L.P., Kinder Morgan G.P., Inc., and Cortez Pipeline Company are among the named defendants in Shores, et al. v. Mobil Oil Corp., et al., No. GC-99-01184 (Statutory Probate Court, Denton County, Texas filed December 22, 1999) and First State Bank of Denton, et al. v. Mobil Oil Corp., et al., No. 8552-01 (Statutory Probate Court, Denton County, Texas filed March 29, 2001). These cases were originally filed as class actions on behalf of classes of overriding royalty interest owners (Shores) and royalty interest owners (Bank of Denton) for damages relating to alleged underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit. Although classes were initially certified at the trial court level, appeals resulted in the decertification and/or abandonment of the class claims. On February 22, 2005, the trial judge dismissed both cases for lack of jurisdiction. Counsel for some of the individual plaintiffs in these cases has indicated that those plaintiffs may refile their claims.

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

     Shell CO2 Company, Ltd., predecessor in interest to Kinder Morgan CO2 Company, L.P., is among the named counter-claim defendants in Shell Western E&P Inc. v. Gerald O. Bailey and Bridwell Oil Company; No. 98-28630 (215th Judicial District Court, Harris County, Texas filed June 17, 1998) (the "SWEPI Action"). The counter-claim plaintiffs are overriding royalty interest owners in the McElmo Dome Unit and have sued seeking damages for underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit. The counter-claim plaintiffs have asserted claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, negligence, negligence per se, unjust enrichment, violation of the Texas Securities Act, and open account. Counter-claim plaintiffs seek actual damages, punitive damages, an accounting, and declaratory relief. The trial court granted a series of summary judgment motions filed by counter-claim defendants on all of counter-plaintiffs' counter-claims except for the fraud-based claims. In 2004, one of the counter-plaintiffs (Gerald Bailey) amended his counter-suit to allege purported claims as a private relator under the False Claims Act and antitrust claims. The federal government elected to not intervene in the False Claims Act counter-suit. On March 24, 2005, Bailey filed a notice of removal, and the case was transferred to federal court. Shell Western E&P Inc. v. Gerald O. Bailey and Bridwell Oil Company, No. H-05-1029 (S.D. Tex., Houston Division removed March 24, 2005). Also on March 24, 2005, Bailey filed an instrument under seal in the federal court that, based on recent filings in the federal court discussing the sealed instrument, appears to be a motion to transfer venue of the removed Bailey federal court action to the federal district court of Colorado, in which Bailey has filed another suit against Kinder Morgan CO2 Company, L.P. asserting claims under the False Claims Act. The Houston federal district judge has ordered that Bailey take steps to have the False Claims Act case pending in Colorado transferred to Houston, and has also suggested that the claims of other plaintiffs in other carbon dioxide litigation pending in Texas should be transferred to the Bailey federal court action pending in Houston. Bailey has filed a brief requesting that the Bailey federal court action pending in Houston be transferred to Colorado. Kinder Morgan CO2 Company, L.P. intends to seek dismissal of all of the counter-claim plaintiffs' claims through appropriate motions. No current trial date is set.

     On March 1, 2004, Bridwell Oil Company, one of the named defendants/counter-claim plaintiffs in the SWEPI Action, filed a new matter in which it asserts claims which are virtually identical to the counter-claims it asserts against Shell CO2 Company, Ltd. in the SWEPI Action. Bridwell Oil Co. v. Shell Oil Co. et al, No. 160,199-B (78th Judicial District, Wichita County Court filed March 1, 2004). The defendants in this action include Kinder Morgan CO2 Company, L.P., Kinder Morgan Energy Partners, L.P., various Shell entities, ExxonMobil entities, and Cortez Pipeline Company. On June 25, 2004, defendants filed answers, special exceptions, pleas in abatement, and motions to transfer venue back to the Harris County District Court. On January 31, 2005, the Wichita County judge abated the case pending resolution of the Bailey action.

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

     This case involves a purported class action against Kinder Morgan CO2 Company, L.P. alleging that defendant has failed to pay the full royalty and overriding royalty ("royalty interests") on the true and proper settlement value of compressed carbon dioxide produced from the Bravo Dome Unit in the period beginning January 1, 2000. The complaint purports to assert claims for violation of the New Mexico Unfair Practices Act, constructive fraud, breach of contract and of the covenant of good faith and fair dealing, breach of the implied covenant to market, and claims for an accounting, unjust enrichment, and injunctive relief. The purported class is comprised of current and former owners, during the period January 2000 to the present, who have private property royalty interests burdening the oil and gas leases held by the defendant, excluding the Commissioner of Public Lands, the United States of America, and those private royalty interests that are not unitized as part of the Bravo Dome Unit. The plaintiffs allege that they were members of a class previously certified as a class action by the United States District Court for the District of New Mexico in the matter Doris Feerer, et al. v. Amoco Production Company, et al., USDC N.M. Civ. No. 95-0012 (the "Feerer Class Action"). Plaintiffs allege that defendant's method of paying royalty interests is contrary to the settlement of the Feerer Class Action. Defendant has filed a Motion to Compel Arbitration of this matter pursuant to the arbitration provisions contained in the Feerer Class Action Settlement Agreement, which motion was denied by the trial court. An appeal of that ruling has been filed and is pending before the New Mexico Court of Appeals. No date for arbitration or trial is currently set.

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

     This action was filed on June 9, 1997 pursuant to the federal False Claims Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). Certain entities we acquired in the Kinder Morgan Tejas acquisition are also defendants in this matter. An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. In 1999, these cases were consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. The multidistrict litigation matter is called In Re Natural Gas Royalties Qui Tam Litigation, Docket No. 1293. Motions to dismiss were filed and an oral argument on the motion to dismiss occurred on March 17, 2000. On July 20, 2000, the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases, referred to as valuation claims. Judge Downes denied the defendant's motion to dismiss on May 18, 2001. The United States' motion to dismiss most of plaintiff's valuation claims has been granted by the court. Grynberg has appealed that dismissal to the 10th Circuit, which has requested briefing regarding its jurisdiction over that appeal. Subsequently, Grynberg's appeal was dismissed for lack of appellate jurisdiction. Discovery to determine issues related to the Court's subject matter jurisdiction arising out of the False Claims Act is complete. Briefing has been completed and oral arguments on jurisdiction were held before the Special Master on March 17 and 18, 2005. On May 7, 2003, Grynberg sought leave to file a Third Amended Complaint, which adds allegations of undermeasurement related to carbon dioxide production. Defendants have filed briefs opposing leave to amend. Neither the Court nor the Special Master has ruled on Grynberg's Motion to Amend.

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

     On October 27, 2004, the court granted a motion for partial summary judgment in the defendants' favor, finding that, as a matter of law, Sweatman's interests in four of the five gas sales contracts at issue terminated in 1992 after those contracts were amended in their material terms, and thus falling outside the joint venture itself. In various forms, the plaintiffs have amended their petition to allege various oral and implied joint venture agreements as well as an oral partnership agreement. The claimants are asking for the imposition of a constructive trust on the proceeds of gas sales contracts with Entex and its affiliates that were entered into after the gas sales at issue were unilaterally terminated by Entex on March 28, 2002, for which Sweatman blames us and our agents and representatives.

     We moved for partial summary judgment on all of Sweatman's claims, asserting that even in the light most favorable to Sweatman's assertions, there is no issue of material fact on whether Sweatman even owned an interest in the underlying gas sales agreements in dispute. That motion was heard on August 13, 2004, and was granted on October 26, 2004 as to four of the five gas sales contracts at issue, leaving for further determination at a later time any remaining claims based upon other theories of recovery not dependent upon the four gas sales agreements being joint venture property. We also filed a no-evidence motion for summary judgment on the plaintiffs' defamation claims.

     On March 24, 2005, we announced a settlement of this case. Under the terms of the settlement, we agreed to pay $25 million to the defendants in full settlement of any possible claims related to this case. We included this amount as general and administrative expense in March 2005, and we made payment in April 2005.

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

     On October 21, 2002, Kinder Morgan Texas Pipeline, L.P. and Kinder Morgan Energy Partners, L.P. were served with the above-entitled Complaint. A First Amended Complaint was served on October 23, 2002, adding additional defendants Kinder Morgan G.P., Inc., Kinder Morgan Tejas Pipeline GP, Inc., Kinder Morgan Texas Pipeline GP, Inc., Tejas Gas, LLC and HPL GP, LLC. A Second Amended Complaint was filed on January 6, 2003, which added additional proposed plaintiff class representatives. A Third Amended Complaint was filed on February 4, 2005, which dropped the purported class action allegations and added additional defendants, Midcon Corp. and Gulf Energy Marketing, LLC. The Complaint purports to bring an action on behalf of three plaintiffs who purchased natural gas for residential purposes from the so-called "Centerpoint defendants" in Texas at any time during the period encompassing "at least the last ten years."

     The Complaint alleges that Centerpoint Energy Resources Corp., by and through its affiliates, has artificially inflated the price charged to residential consumers for natural gas that it allegedly purchased from the non-Centerpoint defendants, including the above-listed Kinder Morgan entities. The Complaint further alleges that in exchange for Centerpoint Energy Resources Corp.'s purchase of natural gas at above market prices, the non-Centerpoint defendants, including the above-listed Kinder Morgan entities, sell natural gas to Entex Gas Marketing Company at prices substantially below market, which in turn sells such natural gas to commercial and industrial consumers and gas marketers at market price. The Complaint purports to assert claims for fraud, violations of the Texas Deceptive Trade Practices Act, and violations of the Texas Utility Code against some or all of the defendants, and civil conspiracy against all of the defendants, and seeks relief in the form of, among other things, actual, exemplary and statutory damages, civil penalties, interest, attorneys' fees and a constructive trust ab initio on any and all sums which allegedly represent overcharges by Centerpoint and Centerpoint Energy Resources Corp.

     On November 18, 2002, the Kinder Morgan defendants filed a Motion to Transfer Venue and, Subject Thereto, Original Answer to the original Complaint. On February 10, 2005, the Centerpoint defendants removed the case to the United States District Court for the Southern District of Texas, Houston Division. On March 2, 2005, the Centerpoint defendants filed a motion to dismiss the Third Amended Complaint. On March 16, 2005, all parties stipulated to the dismissal of the case without prejudice

     Weldon Johnson and Guy Sparks , individually and as Representative of Others Similarly Situated v. Centerpoint Energy, Inc. et. al., No. 04-327-2 (Circuit Court, Miller County Arkansas).

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

     On January 28, 2005, Meritage Homes Corp. and its above-named affiliates filed a Complaint in the above-entitled action against us and SFPP, LP. The Plaintiffs are homebuilders who constructed a subdivision known as Silver Creek II located in Tucson, Arizona. Plaintiffs allege that, as a result of a July 30, 2003 pipeline rupture and accompanying release of petroleum products, soil and groundwater adjacent to, on and underlying portions of Silver Creek II became contaminated. Plaintiffs allege that they have incurred and continue to incur costs, damages and expenses associated with the delay of closings of home sales within Silver Creek II and damage to their reputation and goodwill as a result of the rupture and release. Plaintiffs' complaint purports to assert claims for negligence, breach of contract, trespass, nuisance, strict liability, subrogation and indemnity, and negligence per se. Plaintiffs seek "no less than $1,500,000 in compensatory damages and necessary response costs," a declaratory judgment, interest, punitive damages and attorneys' fees and costs. The parties have agreed to submit the claims to arbitration and are currently negotiating an arbitration schedule. We dispute the legal and factual bases for many of Plaintiffs' claimed compensatory damages, deny that punitive damages are appropriate under the facts, and intend to vigorously defend this action.

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

     On May 5, 2005, the California Division of Occupational Safety and Health ("CalOSHA") issued two citations against us relating to this incident assessing fines of $140,000 based upon our alleged failure to mark the location of the pipeline properly prior to the excavation of the site by the contractor. The location of the incident was not our work site, not did we have any direct involvement in the project. We believe that SFPP acted in accordance with applicable California law, and further that according to California law, excavators, such as the contractor on the project, must take the necessary steps (including excavating with hand tools) to confirm the exact location of a pipeline before using any power operated or power driven excavation equipment. Accordingly, we disagree with the findings of CalOSHA and plan to appeal the citations.

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

     Laura Reyes et. al. v. East Bay Municipal Utility District, Mountain Cascade, Inc. and Kinder Morgan Energy Partners, L.P.

     We understand that the above-referenced complaint was filed on or about April 14, 2005. As of April 30, 2005, we had not yet been served with a copy of the complaint. We understand that the suit was filed on behalf of Laura Reyes, wife of deceased welder Miguel Reyes, and their three minor children, and that the complaint includes claims of wrongful death and negligence, and seeks unspecified compensatory and punitive damages.

     Based upon our initial investigation of the cause of the rupture of SFPP, LP's petroleum pipeline by Mountain Cascade, Inc. and the resulting explosion and fire, we intend to deny liability for the resulting deaths, injuries and damages, to vigorously defend against such claims, and to seek contribution and indemnity from the responsible parties.

     Marion County, Mississippi Litigation

     In 1968, Plantation Pipe Line Company discovered a release from its 12-inch pipeline in Marion County, Mississippi. The pipeline was immediately repaired. In 1998 and 1999, 62 lawsuits were filed on behalf of 263 plaintiffs in the Circuit Court of Marion County, Mississippi. The majority of the claims are based on alleged exposure from the 1968 release, including claims for property damage and personal injury. During the first quarter of 2005, settlements and/or dismissals were completed with all of the plaintiffs.

     Exxon Mobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, Inc. and ST Services, Inc.

     On April 23, 2003, Exxon Mobil Corporation filed the Complaint in the Superior Court of New Jersey, Gloucester County. We filed our answer to the Complaint on June 27, 2003, in which we denied ExxonMobil's claims and allegations as well as included counterclaims against ExxonMobil. The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corp. from 1989 through September 2000, and owned currently by ST Services, Inc. Prior to selling the terminal to GATX Terminals, ExxonMobil performed an environmental site assessment of the terminal required prior to sale pursuant to state law. During the site assessment, ExxonMobil discovered items that required remediation and the New Jersey Department of Environmental Protection issued an order that required ExxonMobil to perform various remediation activities to remove hydrocarbon contamination at the terminal. ExxonMobil, we understand, is still remediating the site and has not been removed as a responsible party from the state's cleanup order; however, ExxonMobil claims that the remediation continues because of GATX Terminals' storage of a fuel additive, MTBE, at the terminal during GATX Terminals' ownership of the terminal. When GATX Terminals sold the terminal to ST Services, the parties indemnified one another for certain environmental matters. When GATX Terminals was sold to us, GATX Terminals' indemnification obligations, if any, to ST Services may have passed to us. Consequently, at issue is any indemnification obligations we may owe to ST Services in respect to environmental remediation of MTBE at the terminal. The Complaint seeks any and all damages related to remediating MTBE at the terminal, and, according to the New Jersey Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit for remediating MTBE at the terminal. The parties have recently completed discovery. In October 2004, the judge assigned to the case dismissed himself from the case based on a conflict, and the new judge has ordered the parties to participate in mandatory mediation. The mediation is currently scheduled for May 2005.

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

     Plaintiff filed its Third Amended Petition on February 25, 2003. In its Third Amended Petition, Plaintiff alleges claims for breach of the Gas Processing Agreement and the Helium Extraction Agreement, requests a declaratory judgment and asserts claims for fraud by silence/bad faith, fraudulent inducement of the 1997 Amendment to the Gas Processing Agreement, civil conspiracy, fraud, breach of a duty of good faith and fair dealing, negligent misrepresentation and conversion. As of April 7, 2003, Plaintiff alleged economic damages for the period from November 1987 through March 1997 in the amount of $30.7 million. On May 2, 2003, Plaintiff added claims for the period from April 1997 through February 2003 in the amount of $12.9 million. On June 23, 2003, Plaintiff filed a Fourth Amended Petition that reduced its total claim for economic damages to $30.0 million. On October 5, 2003, Plaintiff filed a Fifth Amended Petition that purported to add a cause of action for embezzlement. On February 10, 2004, Plaintiff filed its Eleventh Supplemental Responses to Requests for Disclosure that restated its alleged economic damages for the period of November 1987 through December 2003 as approximately $37.4 million. The matter went to trial on June 21, 2004. On June 30, 2004, the jury returned a unanimous verdict in favor of all defendants as to all counts. Final Judgment was entered in favor of the defendants on August 19, 2004. Plaintiff has appealed the jury's verdict to the 14th Court of Appeals for the State of Texas. Briefing on the appeal is scheduled to be completed in September 2005.

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

     Proposed Office of Pipeline Safety Civil Penalty and Compliance Order

     On July 15, 2004, the U.S. Department of Transportation's Office of Pipeline Safety ("OPS") issued a Proposed Civil Penalty and Proposed Compliance Order (the "Proposed Order") concerning alleged violations of certain federal regulations concerning our pipeline Integrity Management Program. The violations alleged in the Proposed Order are based upon the results of inspections of our Integrity Management Program at our products pipelines facilities in Orange, California and Doraville, Georgia conducted in April and June of 2003, respectively. As a result of the alleged violations, the OPS seeks to have us implement a number of changes to our Integrity Management Program and also seeks to impose a proposed civil penalty of approximately $0.3 million. We have already addressed a number of the concerns identified by the OPS and intend to continue to work with the OPS to ensure that our Integrity Management Program satisfies all applicable regulations. However, we dispute some of the OPS findings and disagree that civil penalties are appropriate, and therefore have requested an administrative hearing on these matters according to the U.S. Department of Transportation regulations. An administrative hearing was held on April 11 and 12, 2005. Supplemental information will be provided to the hearing officer within thirty days by both the OPS and us. It is anticipated that the decision in this matter and potential administrative order will be issued late in the second quarter of 2005 or in the third quarter of 2005.

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

     We are currently involved in the following governmental proceedings related to compliance with environmental regulations associated with our assets and have established a reserve to address the costs associated with the cleanup:

     - several groundwater and soil remediation efforts under administrative orders or related state remediation programs issued by the California Regional Water Quality Control Board and several other state agencies for assets associated with SFPP, L.P.;

     - groundwater and soil remediation efforts under administrative orders issued by various regulatory agencies on those assets purchased from GATX Corporation, comprising Kinder Morgan Liquids Terminals LLC, KM Liquids Terminals L.P., CALNEV Pipe Line LLC and Central Florida Pipeline LLC;

     - groundwater and soil remediation efforts under administrative orders or related state remediation programs issued by various regulatory agencies on those assets purchased from ExxonMobil; ConocoPhillips; and Charter Triad, comprising Kinder Morgan Southeast Terminals, LLC.; and

     - groundwater and soil remediation efforts under administrative orders or related state remediation programs issued by various regulatory agencies on those assets comprising Plantation Pipe Line Company, including a ground water remediation effort taking place between Chevron, Plantation Pipe Line Company and the Alabama Department of Environmental Management.

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

     On January 19, 2005, SFPP, L.P. and ADEQ announced a settlement with the terms of the settlement set forth in a consent judgment filed with the Maricopa County Superior Court. Under the terms of the settlement, we paid $500,000 to the State of Arizona in full settlement of any possible claims by the state arising out of the release. The settlement expressly provides that we do not admit any wrongdoing or violation of environmental law. On April 12, 2005, the ADEQ filed a Satisfaction of Judgment with the Maricopa County Superior Court acknowledging full satisfaction of the Consent Judgment and terminating the Consent Judgment. We are currently evaluating the long term costs of the cleanup. A substantial portion of those costs are recoverable through insurance.

     Cordelia, California

     On April 28, 2004, we discovered a spill of diesel fuel into a marsh near Cordelia, California from a section of our Pacific operations' 14-inch Concord to Sacramento, California products pipeline. Estimates indicated that the size of the spill was approximately 2,450 barrels. Upon discovery of the spill and notification to regulatory agencies, a unified response was implemented with the United States Coast Guard, the California Department of Fish and Game, the Office of Spill Prevention and Response and us. The damaged section of the pipeline was removed and replaced, and the pipeline resumed operations on May 2, 2004. We have completed recovery of free flowing diesel from the marsh and have completed an enhanced biodegradation program for removal of the remaining constituents bound up in soils. The property has been turned back to the owners for its stated purpose. There will be ongoing monitoring under the oversight of the California Regional Water Quality Control Board until the site conditions demonstrate there are no further actions required. We are currently in negotiations with the United States Environmental Protection Agency, the United States Fish & Wildlife Service, the California Department of Fish & Game and the San Francisco Regional Water Quality Control Board regarding potential civil penalties and natural resource damages assessments.

     In April 2005, we were informed by the office of the Attorney General of California that the office was contemplating filing criminal charges against us claiming discharge of diesel fuel arising from the April 2004 rupture from a section of our Pacific operations' 14-inch Concord to Sacramento, California products pipeline and the failure to make timely notice of the discharge to appropriate state agencies. In addition, we were told that the California Attorney General was also contemplating filing charges alleging other releases and failures to provide timely notice regarding certain environmental incidents at certain of our facilities in California.

     On April 26, 2005, we announced that we had entered into an agreement with the Attorney General of the State of California and the District Attorney of Solano County, California, to settle misdemeanor charges of the unintentional, non-negligent discharge of diesel fuel resulting from this release and the failure to provide timely notice of a threatened discharge to appropriate state agencies as well as other potential claims in California regarding alleged notice and discharge incidents. In addition to the charges settled by this agreement, we entered into an agreement in principle to settle similar additional misdemeanor charges in Los Angeles County, California, in connection with the unintentional, non-negligent release of approximately five gallons of diesel fuel at our Carson refined petroleum products terminal in Los Angeles Harbor in May 2004.

     Under the settlement agreement related to the Cordelia, California incident, SFPP, L.P. agreed to plead guilty to four misdemeanors and to pay approximately $5.2 million in fines, penalties, restitution, environmental improvement project funding, and enforcement training in the State of California, and agreed to be placed on informal, unsupervised probation for a term of three years. Under the settlement agreement related to the Carson terminal incident, Kinder Morgan Liquids Terminals LLC agreed to plead guilty to two additional misdemeanors and to pay approximately $0.2 million in fines and penalties. We included the combined $5.4 million as general and administrative expense in March 2005, and we have made payments in the amount of $0.3 million as of March 31, 2005. We expect to pay the remaining $5.1 million in the second quarter of 2005. Since the April 2004 release in the Suisun Marsh area near Cordelia, California, we have cooperated fully with federal and state agencies and have worked diligently to remediate the affected areas. As of April 30, 2005, the remediation is substantially complete.

     San Diego, California

     In June 2004, we entered into discussions with the City of San Diego with respect to impacted groundwater beneath the City's stadium property in San Diego resulting from operations at the Mission Valley terminal facility. The City has requested that SFPP work with the City as they seek to re-develop options for the stadium area including future use of both groundwater aquifer and real estate development. The City of San Diego and SFPP are working cooperatively towards a settlement and a long-term plan as SFPP continues to remediate the impacted groundwater. We do not expect the cost of any settlement and remediation plan to be material. This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board.

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

     Donner Summit, California

     In April 2005, our SFPP pipeline in Northern California, which transports refined petroleum products to Reno, Nevada, experienced a failure in the line from external damage, resulting in a release of product that affected a limited area adjacent to the pipeline near the summit of Donner Pass. The release was located on land administered by the Forest Service, an agency within the U.S. Department of Agriculture. Initial remediation has been conducted in the immediate vicinity of the pipeline. All agency requirements have been met and the site will be closed upon completion of the remediation.

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

     We are also involved with and have been identified as a potentially responsible party in several federal and state superfund sites. Environmental reserves have been established for those sites where our contribution is probable and reasonably estimable.

     Although no assurance can be given, we believe that the ultimate resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur. Many factors may change in the future affecting our reserve estimates, such as regulatory changes, groundwater and land use near our sites, and changes in cleanup technology. As of March 31, 2005, we have accrued an environmental reserve of $36.6 million.

     Other

     We are a defendant in various lawsuits arising from the day-to-day operations of our businesses. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

4.  Asset Retirement Obligations

     We account for our legal obligations associated with the retirement of long-lived assets pursuant to Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset.

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

     In our CO2 business segment, we are required to plug and abandon oil and gas wells that have been removed from service and to remove our surface wellhead equipment and compressors. As of March 31, 2005, we have recognized asset retirement obligations in the aggregate amounts of $35.3 million relating to these requirements at existing sites within our CO2 business segment.

     In our Natural Gas Pipelines business segment, if we were to cease providing utility services, we would be required to remove surface facilities from land belonging to our customers and others. Our Texas intrastate natural gas pipeline group has various condensate drip tanks and separators located throughout its natural gas pipeline systems, as well as inactive gas processing plants, laterals and gathering systems which are no longer integral to the overall mainline transmission systems, and asbestos-coated underground pipe which is being abandoned and retired. Our Kinder Morgan Interstate Gas Transmission system has compressor stations which are no longer active and other miscellaneous facilities, all of which have been officially abandoned. We believe we can reasonably estimate both the time and costs associated with the retirement of these facilities. As of March 31, 2005, we have recognized asset retirement obligations in the aggregate amounts of $3.0 million relating to the businesses within our Natural Gas Pipelines business segment.

     We have included $0.8 million of our total asset retirement obligations as of March 31, 2005 with "Accrued other current liabilities" in our accompanying consolidated balance sheet. The remaining $37.5 million obligation is reported separately as a non-current liability. No assets are legally restricted for purposes of settling our asset retirement obligations. A reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations for each of the three months ended March 31, 2005 and 2004 is as follows (in thousands):

                                           Three Months Ended March 31,
                                           ----------------------------
                                             2005               2004
                                           ---------        -----------
Balance at beginning of period...........  $  38,274        $    35,708
Liabilities incurred.....................       (238)                 -
Liabilities settled......................       (233)              (230)
Accretion expense........................        520                519
Revisions in estimated cash flows........          -                  -
                                           ---------        -----------
Balance at end of period.................  $  38,323        $    35,997
                                           =========        ===========


5.  Distributions

     On February 14, 2005, we paid a cash distribution of $0.74 per unit to our common unitholders and our Class B unitholders for the quarterly period ended December 31, 2004. KMR, our sole i-unitholder, received 955,936 additional i-units based on the $0.74 cash distribution per common unit. The distributions were declared on January 18, 2005, payable to unitholders of record as of January 31, 2005.

     On April 20, 2005, we declared a cash distribution of $0.76 per unit for the quarterly period ended March 31, 2005. The distribution will be paid on May 13, 2005, to unitholders of record as of April 29, 2005. Our common unitholders and Class B unitholders will receive cash. KMR will receive a distribution in the form of additional i-units based on the $0.76 distribution per common unit. The number of i-units distributed will be 963,496. For each outstanding i-unit that KMR holds, a fraction of an i-unit (0.017482) will be issued. The fraction was determined by dividing:

     -    $0.76, the cash amount distributed per common unit

     by

     - $43.473, the average of KMR's limited liability shares' closing market prices from April 13-26, 2005, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.


6.    Intangibles

     Our intangible assets include goodwill, lease value, contracts and agreements. All of our intangible assets having definite lives are being amortized on a straight-line basis over their estimated useful lives. Following is information related to our intangible assets still subject to amortization and our goodwill (in thousands):

                                              March 31,       December 31,
                                                2005              2004
                                            -----------       -----------
             Goodwill
             Gross carrying amount......    $   760,068       $   746,980
             Accumulated amortization...        (14,142)          (14,142)
                                            -----------       -----------
             Net carrying amount........        745,926           732,838
                                            -----------       -----------

             Lease value
             Gross carrying amount......          6,592             6,592
             Accumulated amortization...         (1,064)           (1,028)
                                            -----------       -----------
             Net carrying amount........          5,528             5,564
                                            -----------       -----------

             Contracts and other
             Gross carrying amount......         35,167            10,775
             Accumulated amortization...         (1,385)           (1,055)
                                            -----------       -----------
             Net carrying amount........         33,782             9,720
                                            -----------       -----------

             Total intangibles, net.....    $   785,236       $   748,122
                                            ===========       ===========

     Changes in the carrying amount of goodwill for the three months ended March 31, 2005 are summarized as follows (in thousands):

                                        Products     Natural Gas
                                        Pipelines     Pipelines        CO2        Terminals        Total
                                       -----------   ------------   -----------   -----------   -----------
Balance as of December 31, 2004....    $   263,182    $   250,318   $    46,101   $   173,237   $   732,838
  Acquisitions.....................         13,088              -             -             -        13,088
  Disposals - purchase price adjs..              -              -             -             -             -
  Impairments......................              -              -             -             -             -
                                       -----------   ------------   -----------   -----------   -----------
Balance as of March 31, 2005.......    $   276,270    $   250,318   $    46,101   $   173,237   $   745,926
                                       ===========    ===========   ===========   ===========   ===========

     Amortization expense on our intangibles consisted of the following (in thousands):

                                          Three Months Ended March 31,
                                         ------------------------------
                                              2005              2004
                                         ------------      ------------
               Lease value............   $         36      $         36
               Contracts and other....            330               125
                                         ------------      ------------
               Total amortization.....    $       366       $       161
                                          ===========       ===========

     As of March 31, 2005, our weighted average amortization period for our intangible assets was approximately 26.9 years. Our estimated amortization expense for these assets for each of the next two fiscal years is approximately $1.3 million, and for each of the following three fiscal years, approximately $1.0 million.

     In addition, pursuant to ABP No. 18, any premium paid by an investor, which is analogous to goodwill, must be identified. The premium, representing excess cost over underlying fair value of net assets accounted for under the equity method of accounting, is referred to as equity method goodwill, and is not subject to amortization but rather to impairment testing. The impairment test under APB No. 18 considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. This test requires equity method investors to continue to assess impairment of investments in investees by considering whether declines in the fair values of those investments, versus carrying values, may be other than temporary in nature. As of both March 31, 2005 and December 31, 2004, we have reported $150.3 million in equity method goodwill within the caption "Investments" in our accompanying consolidated balance sheets.


7.   Debt

     Our outstanding short-term debt as of March 31, 2005 was $267.2 million. The balance consisted of:

     -    $263.4 million of commercial paper borrowings;

     - $5 million of 7.84% Senior Notes (our subsidiary, Central Florida Pipe Line LLC, is the obligor on the notes); and

     - an offset of $1.2 million (which represents the net of other borrowings and the accretion of discounts on our senior note issuances).

     As of March 31, 2005, we intended and had the ability to refinance all of our short-term debt on a long-term basis under our unsecured long-term credit facility. Accordingly, such amounts have been classified as long-term debt in our accompanying consolidated balance sheet.

     The weighted average interest rate on all of our borrowings was approximately 4.901% during the first quarter of 2005 and 4.385% during the first quarter of 2004.

     Credit Facility

     As of March 31, 2005, we had a $1.25 billion five-year, unsecured revolving credit facility due August 18, 2009. Similar to our previous credit facilities, our current credit facility is with a syndicate of financial institutions and Wachovia Bank, National Association is the administrative agent. There were no borrowings under our five-year credit facility as of March 31, 2005 or as of December 31, 2004.

     The amount available for borrowing under our credit facility as of March 31, 2005 was reduced by:

     - our outstanding commercial paper borrowings ($263.4 million as of March 31, 2005);

     - a combined $248 million in two letters of credit that support our hedging of commodity price risks involved from the sale of natural gas, natural gas liquids, oil and carbon dioxide;

     - a combined $50 million in two letters of credit that support tax-exempt bonds; and

     - $1.5 million of other letters of credit supporting other obligations of us and our subsidiaries.

     Interest Rate Swaps

     Information on our interest rate swaps is contained in Note 10.

     Commercial Paper Program

     As of both March 31, 2005 and December 31, 2004, our commercial paper program provided for the issuance of up to $1.25 billion of commercial paper. As of March 31, 2005, we had $263.4 million of commercial paper outstanding with an average interest rate of 2.6798%. Borrowings under our commercial paper program reduce the borrowings allowed under our credit facility.

     Senior Notes

     On March 15, 2005, we paid $200 million to retire the principal amount of our 8.0% senior notes that matured on that date. We borrowed the necessary funds under our commercial paper program.

     On March 15, 2005, we closed a public offering of $500 million in principal amount of 5.80% senior notes due March 15, 2035 at a price to the public of 99.746% per note. In the offering, we received proceeds, net of underwriting discounts and commissions, of approximately $494.4 million. We used the proceeds to reduce the outstanding balance on our commercial paper borrowings.

     International Marine Terminals Debt

     Since February 1, 2002, we have owned a 66 2/3% interest in International Marine Terminals partnership. The principal assets owned by IMT are dock and wharf facilities financed by the Plaquemines Port, Harbor and Terminal District (Louisiana) $40,000,000 Adjustable Rate Annual Tender Port Facilities Revenue Refunding Bonds (International Marine Terminals Project) Series 1984A and 1984B.

     On March 15, 2005, these bonds were refunded and the maturity date was extended from March 15, 2006 to March 15, 2025. No other changes were made under the bond provisions. The bonds are backed by two letters of credit issued by KBC Bank N.V. On March 19, 2002, an Amended and Restated Letter of Credit Reimbursement Agreement relating to the letters of credit in the amount of $45.5 million was entered into by IMT and KBC Bank. In connection with that agreement, we agreed to guarantee the obligations of IMT in proportion to our ownership interest. Our obligation is approximately $30.3 million for principal, plus interest and other fees.

     Contingent Debt

     We apply the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" to our agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, "Accounting for Contingencies," by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. The following is a description of our contingent debt agreements.

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

     Due to our indirect ownership of Cortez Pipeline Company through Kinder Morgan CO2 Company, L.P., we severally guarantee 50% of the debt of Cortez Capital Corporation. Shell Oil Company shares our several guaranty obligations jointly and severally; however, we are obligated to indemnify Shell for liabilities it incurs in connection with such guaranty. With respect to Cortez's long-term revolving credit facility, Shell is released of its guaranty obligations on December 31, 2006. Furthermore, with respect to Cortez's short-term commercial paper program and Series D notes, we must use commercially reasonable efforts to have Shell released of its guaranty obligations by December 31, 2006. If we are unable to obtain Shell's release in respect of the Series D Notes by that date, we are required to provide Shell with collateral (a letter of credit, for example) to secure our indemnification obligations to Shell.

     As of March 31, 2005, the debt facilities of Cortez Capital Corporation consisted of:

     -    $85 million of Series D notes due May 15, 2013;

     -    a $125 million short-term commercial paper program; and

     - a $125 million five-year committed revolving credit facility due December 22, 2009 (to support the above-mentioned $125 million commercial paper program).

     As of March 31, 2005, Cortez Capital Corporation had $105.4 million of commercial paper outstanding with an average interest rate of 2.6868%, the average interest rate on the Series D notes was 7.0835%, and there were no borrowings under the credit facility.

     Red Cedar Gas Gathering Company Debt

     In October 1998, Red Cedar Gas Gathering Company sold $55 million in aggregate principal amount of Senior Notes due October 31, 2010. The $55 million was sold in 10 different notes in varying amounts with identical terms.

     The Senior Notes are collateralized by a first priority lien on the ownership interests, including our 49% ownership interest, in Red Cedar Gas Gathering Company. The Senior Notes are also guaranteed by us and the other owner of Red Cedar Gas Gathering Company jointly and severally. The principal is to be repaid in seven equal installments beginning on October 31, 2004 and ending on October 31, 2010. As of March 31, 2005, $47.1 million in principal amount of notes were outstanding.

     Nassau County, Florida Ocean Highway and Port Authority Debt

     Nassau County, Florida Ocean Highway and Port Authority is a political subdivision of the State of Florida. During 1990, Ocean Highway and Port Authority issued its Adjustable Demand Revenue Bonds in the aggregate principal amount of $38.5 million for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida. A letter of credit was issued as security for the Adjustable Demand Revenue Bonds and was guaranteed by the parent company of Nassau Terminals LLC, the operator of the port facilities. In July 2002, we acquired Nassau Terminals LLC and became guarantor under the letter of credit agreement. In December 2002, we issued a $28 million letter of credit under our credit facilities and the former letter of credit guarantee was terminated. Principal payments on the bonds are made on the first of December each year and reductions are made to the letter of credit. As of March 31, 2005, the value of this letter of credit outstanding under our credit facility was $25.9 million.

     Certain Relationships and Related Transactions

     In conjunction with our acquisition of Natural Gas Pipelines assets from KMI on December 31, 1999, December 31, 2000, and November 1, 2004, KMI became a guarantor of approximately $733.5 million of our debt. KMI would be obligated to perform under this guarantee only if we and/or our assets were unable to satisfy our obligations.

     For additional information regarding our debt facilities, see Note 9 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2004.

8.  Partners' Capital

    As of March 31, 2005 and December 31, 2004, our partners' capital consisted of the following limited partner units:
                                          March 31,        December 31,
                                            2005               2004
                                        -----------        ------------
     Common units..................     147,605,158         147,537,908
     Class B units.................       5,313,400           5,313,400
     i-units.......................      55,113,577          54,157,641
                                        -----------        ------------
       Total limited partner units.     208,032,135         207,008,949
                                        ===========        ============

    The total limited partner units represent our limited partners' interest and an effective 98% economic interest in us, exclusive of our general partner's incentive distribution rights. Our general partner has an effective 2% interest in us, excluding its incentive distribution rights.

    As of March 31, 2005, our common unit totals consisted of 133,249,423 units held by third parties, 12,631,735 units held by KMI and its consolidated affiliates (excluding our general partner), and 1,724,000 units held by our general partner. As of December 31, 2004, our common unit total consisted of 133,182,173 units held by third parties, 12,631,735 units held by KMI and its consolidated affiliates (excluding our general partner) and 1,724,000 units held by our general partner.

    On both March 31, 2005 and December 31, 2004, our Class B units were held entirely by KMI and our i-units were held entirely by KMR. All of our Class B units were issued to KMI in December 2000. The Class B units are similar to our common units except that they are not eligible for trading on the New York Stock Exchange.

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

    Furthermore, under the terms of our partnership agreement, we agreed that we will not, except in liquidation, make a distribution on an i-unit other than in additional i-units or a security that has in all material respects the same rights and privileges as our i-units. The number of i-units we distribute to KMR is based upon the amount of cash we distribute to the owners of our common units. When cash is paid to the holders of our common units, we will issue additional i-units to KMR. The fraction of an i-unit paid per i-unit owned by KMR will have a value based on the cash payment on the common unit.

    The cash equivalent of distributions of i-units will be treated as if it had actually been distributed for purposes of determining the distributions to our general partner. We will not distribute the cash to the holders of our i-units but will retain the cash for use in our business. If additional units are distributed to the holders of our common units, we will issue an equivalent amount of i-units to KMR based on the number of i-units it owns. Based on the preceding, KMR received a distribution of 955,936 i-units on February 14, 2005. These additional i-units distributed were based on the $0.74 per unit distributed to our common unitholders on that date.

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

    Incentive distributions allocated to our general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. Our distribution of $0.74 per unit paid on February 14, 2005 for the fourth quarter of 2004 required an incentive distribution to our general partner of $106.0 million. Our distribution of $0.68 per unit paid on February 13, 2004 for the fourth quarter of 2003 required an incentive distribution to our general partner of $85.8 million. Our declared distribution for the first quarter of 2005 of $0.76 per unit will result in an incentive distribution to our general partner of approximately $111.1 million. This compares to our distribution of $0.69 per unit and incentive distribution to our general partner of approximately $90.7 million for the first quarter of 2004.


9.  Comprehensive Income

    SFAS No. 130, "Accounting for Comprehensive Income," requires that enterprises report a total for comprehensive income. For the three months ended March 31, 2005, the difference between our net income and our comprehensive income resulted from unrealized gains or losses on derivatives utilized for hedging purposes and from foreign currency translation adjustments. For the three months ended March 31, 2004, the only difference between our net income and our comprehensive income was the unrealized gain or loss on derivatives utilized for hedging purposes. For more information on our hedging activities, see Note 10. Our total comprehensive income is as follows (in thousands):

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2005              2004
                                                   -----------        ---------
Net income......................................   $   223,621        $ 191,754
Foreign currency translation adjustments........          (227)               -
Change in fair value of derivatives used
 for hedging purposes...........................      (556,835)        (100,010)
Reclassification of change in fair value
 of derivatives to net income...................        60,920           26,116
                                                   -----------        ---------
  Comprehensive income/(loss)...................   $  (272,521)       $ 117,860
                                                   ===========        =========


10.  Risk Management

    Hedging Activities

    Certain of our business activities expose us to risks associated with changes in the market price of natural gas, natural gas liquids, crude oil and carbon dioxide. We use energy financial instruments to reduce our risk of changes in the prices of natural gas, natural gas liquids and crude oil markets (and carbon dioxide to the extent contracts are tied to crude oil prices) as discussed below. These risk management instruments are also called derivatives, which are defined as financial instruments or contracts whose value is derived from the worth and characteristics of some other financial measure called the underlying, and includes payment provisions called the notional amount. The value of a derivative (for example, options, swaps, futures contracts, etc.) is a function of the underlying (for example, a specified interest rate, commodity price, foreign exchange rate, or other variable) and the notional amount (for example, payment in cash, commodities, or other units specified in a derivative instrument), and while the underlying changes due to changes in market conditions, the notional amount remains constant throughout the life of the derivative contract.

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

    Specifically, our risk management committee is a separately designated standing committee comprised of eleven executive-level employees of KMI or KMGP Services Company, Inc. whose job responsibilities involve operations exposed to commodity market risk and other external risks in the ordinary course of business. Our risk management committee is chaired by our Chief Financial Officer and is charged with the following three responsibilities:

    - establish and review risk limits consistent with our risk tolerance philosophy;

    - recommend to the audit committee of our general partner's delegate any changes, modifications, or amendments to our trading policy; and

    -  address and resolve any other high-level risk management issues.

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

    The gains and losses included in "Accumulated other comprehensive loss" in our accompanying consolidated balance sheets are reclassified into earnings as the hedged sales and purchases take place. Approximately $345.6 million of the Accumulated other comprehensive loss balance of $953.5 million representing unrecognized net losses on derivative activities as of March 31, 2005 is expected to be reclassified into earnings during the next twelve months.

    During the three months ended March 31, 2005 and 2004, we reclassified $60.9 million and $26.1 million, respectively, of accumulated other comprehensive income into earnings. The reclassification of accumulated other comprehensive income into earnings during the three months ended March 31, 2005 reduced the accumulated other comprehensive loss balance of $457.3 million, primarily representing unrecognized net losses on derivative activities as of December 31, 2004. None of this reclassification into earnings during the first three months of 2005, or any reclassification of accumulated other comprehensive income into earnings during the first three months of 2004, resulted from the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period.

    We recognized a loss of $0.2 million during the first quarter of 2005 as a result of ineffective hedges, and we recognized no gain or loss during the first quarter of 2004 as a result of ineffective hedges. All gains and losses recognized as a result of ineffective hedges are reported within the captions "Natural gas sales" and "Gas purchases and other costs of sales" in our accompanying consolidated statements of income. For each of the three months ended March 31, 2005 and 2004, we did not exclude any component of the derivative instruments' gain or loss from the assessment of hedge effectiveness.

    The differences between the current market value and the original physical contracts value associated with our hedging activities are included within "Other current assets", "Accrued other current liabilities", "Deferred charges and other assets" and "Other long-term liabilities and deferred credits" in our accompanying consolidated balance sheets. The following table summarizes the net fair value of our energy financial instruments associated with our risk management activities and included on our accompanying consolidated balance sheets as of March 31, 2005 and

December 31, 2004 (in thousands):

                                                    March 31,       December 31,
                                                      2005             2004
                                                 -------------    -------------
Derivatives-net asset/(liability)
  Other current assets......................     $    91,037      $    41,010
  Deferred charges and other assets.........          50,471           17,408
  Accrued other current liabilities.........        (444,178)        (218,967)
  Other long-term liabilities and deferred
   credits..................................     $  (666,867)     $  (309,035)

    As of March 31, 2005, we had two outstanding letters of credit totaling $248 million in support of our hedging activities.

    Our over-the-counter swaps and options are with a number of parties, who principally have investment grade credit ratings. We both owe money and are owed money under these financial instruments; however, as of both March 31, 2005 and December 31, 2004, we were essentially in a net payable position and had virtually no amounts owed to us from other parties. In addition, defaults by counterparties under over-the-counter swaps and options could expose us to additional commodity price risks in the event that we are unable to enter into replacement contracts for such swaps and options on substantially the same terms. Alternatively, we may need to pay significant amounts to the new counterparties to induce them to enter into replacement swaps and options on substantially the same terms. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future.

    Certain of our business activities expose us to foreign currency fluctuations. However, due to the limited size of this exposure, we do not believe the risks associated with changes in foreign currency will have a material adverse effect on our business, financial position, results of operations or cash flows.

    Interest Rate Swaps

    In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt. As of March 31, 2005 and December 31, 2004, we were a party to interest rate swap agreements with notional principal amounts of $2.2 billion and $2.3 billion, respectively. We entered into these agreements for the purpose of hedging the interest rate risk associated with our fixed and variable rate debt obligations.

    As of March 31, 2005, a notional principal amount of $2.1 billion of these agreements effectively converts the interest expense associated with the following series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread:

    - $200 million principal amount of our 5.35% senior notes due August 15, 2007;

    - $250 million principal amount of our 6.30% senior notes due February 1, 2009;

    - $200 million principal amount of our 7.125% senior notes due March 15, 2012;

    - $250 million principal amount of our 5.0% senior notes due December 15, 2013;

    - $200 million principal amount of our 5.125% senior notes due November 15, 2014;

    - $300 million principal amount of our 7.40% senior notes due March 15, 2031;

    - $200 million principal amount of our 7.75% senior notes due March 15, 2032;

    - $400 million principal amount of our 7.30% senior notes due August 15, 2033; and

    - $100 million principal amount of our 5.80% senior notes due March 15, 2035.

    These swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes, therefore, as of March 31, 2005, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035. These interest rate swaps have been designated as fair value hedges as defined by SFAS No. 133. SFAS No. 133 designates derivatives that hedge a recognized asset or liability's exposure to changes in their fair value as fair value hedges and the gain or loss on fair value hedges are to be recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

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

    As of both March 31, 2005 and December 31, 2004, we also had swap agreements that effectively convert the interest expense associated with $100 million of our variable rate debt to fixed rate debt. Half of these agreements, converting $50 million of our variable rate debt to fixed rate debt, mature on August 1, 2005, and the remaining half mature on September 1, 2005. These swaps are designated as a cash flow hedge of the risk associated with changes in the designated benchmark interest rate (in this case, one-month LIBOR) related to forecasted payments associated with interest on an aggregate of $100 million of our portfolio of commercial paper.

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

    The following table summarizes the net fair value of our interest rate swap agreements associated with our interest rate risk management activities and included on our accompanying consolidated balance sheets as of March 31, 2005 and December 31, 2004 (in thousands):

                                                    March 31,      December 31,
                                                      2005            2004
                                                ---------------  -------------
Derivatives-net asset/(liability)
  Deferred charges and other assets.........       $  89,981        $ 132,210
  Other long-term liabilities and deferred
   credits..................................         (12,825)          (2,057)
                                                   ---------        ---------
    Market value of interest rate swaps.....       $  77,156        $ 130,153
                                                   =========        =========

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

    -  CO2; and

    -  Terminals.

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

    Financial information by segment follows (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                           2005          2004
                                                     -------------   -------------
Revenues
  Products Pipelines............................     $     171,283   $     154,856
  Natural Gas Pipelines.........................         1,472,892       1,437,908
  CO2...........................................           163,163         105,586
  Terminals.....................................           164,594         123,906
                                                     -------------   -------------
  Total consolidated revenues...................     $   1,971,932   $   1,822,256
                                                     =============   =============

Operating expenses(a)
  Products Pipelines............................     $      52,056    $     42,878
  Natural Gas Pipelines.........................         1,357,095       1,339,960
  CO2...........................................            49,509          38,385
  Terminals.....................................            85,416          60,106
                                                     -------------   -------------
  Total consolidated operating expenses.........     $   1,544,076   $   1,481,329
                                                     =============   =============

Depreciation, depletion and amortization
  Products Pipelines............................     $      19,394   $      17,416
  Natural Gas Pipelines.........................            14,758          12,842
  CO2...........................................            38,702          26,988
  Terminals.....................................            12,173          10,285
                                                     -------------   -------------
  Total consol. depreciation, depletion and
    amortiz.....................................     $      85,027   $      67,531
                                                     =============   =============


Earnings from equity investments
  Products Pipelines............................     $       8,385   $       5,019
  Natural Gas Pipelines.........................             8,430           4,967
  CO2...........................................             9,248          10,479
  Terminals.....................................                 9               4
                                                     -------------   -------------
  Total consolidated equity earnings............     $      26,072   $      20,469
                                                     =============   =============

                                                           Three Months Ended
                                                               March  31,
                                                          2005            2004
                                                     -------------   -------------
Amortization of excess cost of equity investments
   Products Pipelines...........................     $         844   $         821
  Natural Gas Pipelines.........................                69              69
  CO2...........................................               504             504
  Terminals.....................................                --              --
                                                     -------------   -------------
  Total consol. amortization of excess cost of
   invests......................................     $       1,417   $       1,394
                                                     =============   =============

Interest income
  Products Pipelines.............................    $       1,149   $          --
  Natural Gas Pipelines..........................              171              --
  CO2............................................               --              --
  Terminals......................................               --              --
                                                     -------------   -------------
  Total segment interest income..................            1,320              --
  Unallocated interest income....................              172             276
                                                     -------------   -------------
  Total consolidated interest income.............    $       1,492   $         276
                                                     =============   =============

Other, net-income (expense)
  Products Pipelines............................     $         142   $        (362)
  Natural Gas Pipelines.........................              (254)          1,130
  CO2...........................................                 1               9
  Terminals.....................................            (1,210)            (34)
                                                     -------------   -------------
  Total consolidated Other, net-income (expense)     $      (1,321)  $         743
                                                     =============   =============

Income tax benefit (expense)
  Products Pipelines.............................    $      (3,301)  $      (2,381)
  Natural Gas Pipelines..........................             (457)           (940)
  CO2............................................              (45)             14
  Terminals......................................           (3,772)           (597)
                                                     -------------   -------------
  Total consolidated income tax benefit (expense)    $      (7,575)  $      (3,904)
                                                     =============   =============

Segment earnings
  Products Pipelines.............................    $     105,364   $      96,017
  Natural Gas Pipelines..........................          108,860          90,194
  CO2............................................           83,652          50,211
  Terminals......................................           62,032          52,888
                                                     -------------   -------------
  Total segment earnings(b)......................          359,908         289,310
  Interest and corporate administrative
   expenses(c)...................................         (136,287)        (97,556)
                                                     -------------   -------------

  Total consolidated net income..................    $     223,621   $     191,754
                                                     =============   =============

Segment earnings before depreciation, depletion,
  amortization and amortization of excess cost of
  equity investments(d)
  Products Pipelines.............................    $     125,602   $     114,254
  Natural Gas Pipelines..........................          123,687         103,105
  CO2............................................          122,858          77,703
  Terminals......................................           74,205          63,173
                                                     -------------   -------------
  Total segment earnings before DD&A.............          446,352         358,235
  Consolidated depreciation and amortization.....          (85,027)        (67,531)
  Consolidated amortization of excess cost of
   invests.......................................           (1,417)         (1,394)
  Interest and corporate administrative expenses.         (136,287)        (97,556)
                                                     -------------   -------------
  Total consolidated net income..................    $     223,621   $     191,754
                                                     =============   =============

Capital expenditures
  Products Pipelines...........................      $      41,070   $      31,011
  Natural Gas Pipelines........................              9,659          17,822
  CO2..........................................             52,557          76,715
  Terminals....................................             40,522          24,170
                                                     -------------   -------------
  Total consolidated capital expenditures(e)...      $     143,808   $     149,718
                                                     =============   =============

                                                    March 31,       December 31,
                                                      2005              2004
                                                  -------------    -------------
Assets
  Products Pipelines...........................   $   3,666,831    $   3,651,657
  Natural Gas Pipelines........................       3,618,936        3,691,457
  CO2..........................................       1,635,712        1,527,810
  Terminals....................................       1,623,717        1,576,333
                                                  -------------    -------------
  Total segment assets.........................      10,545,196       10,447,257
  Corporate assets(f)..........................          82,525          105,685
                                                  -------------    -------------
  Total consolidated assets....................   $  10,627,721    $  10,552,942
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

(c) Includes unallocated interest income, interest and debt expense, general and administrative expenses and minority interest expense.

(d) Includes revenues, earnings from equity investments, income taxes, allocable interest income and other, net, less operating expenses.

(e) Includes sustaining capital expenditures of $24,209 and $20,155 for the three months ended March 31, 2005 and 2004, respectively. Sustaining capital expenditures are defined as capital expenditures which do not increase the capacity of an asset.

(f)  Includes cash, cash equivalents and certain unallocable deferred charges.

    We do not attribute interest and debt expense to any of our reportable business segments. For the three months ended March 31, 2005 and 2004, we reported (in thousands) total consolidated interest expense of $60,219 and $47,497, respectively.


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

    Net periodic benefit costs for these plans include the following components (in thousands):

                                                Other Post-retirement Benefits
                                                ------------------------------
                                                 Three Months Ended March 31,
                                                ------------------------------
                                                   2005              2004
                                                -----------       ---------
       Net periodic benefit cost
       Service cost......................         $    2            $   28
       Interest cost.....................             77                97
       Expected return on plan assets....             --                --
       Amortization of prior service cost            (29)              (31)
       Actuarial gain....................           (127)             (244)
                                                  ------            ------
       Net periodic benefit cost.........         $  (77)           $ (150)
                                                  ======            ======

    Our net periodic benefit cost for the first quarter of 2005 was a credit of $77,000, which resulted in increases to income, largely due to amortizations of an actuarial gain and a negative prior service cost, primarily related to the following:

    - there have been changes to the plan for both 2004 and 2005 which reduced liabilities, creating a negative prior service cost that is being amortized each year; and

    - there was a significant drop in 2004 in the number of retired participants reported as pipeline retirees by Burlington Northern Santa Fe, which holds a 0.5% special limited partner interest in SFPP, L.P.

    As of March 31, 2005, we estimate our overall net periodic post-retirement benefit cost for the year 2005 will be an annual credit of approximately $0.3 million. This amount could change in the remaining months of 2005 if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities.


13.  Related Party Transactions

    Plantation Pipe Line Company

    We own a 51.17% equity interest in Plantation Pipe Line Company. An affiliate of ExxonMobil owns the remaining 48.83% interest. In July 2004, Plantation repaid a $10 million note outstanding and $175 million in outstanding commercial paper borrowings with funds of $190 million borrowed from its owners. We loaned Plantation $97.2 million, which corresponds to our 51.17% ownership interest, in exchange for a seven year note receivable bearing interest at the rate of 4.72% per annum. As of both December 31, 2004 and March 31, 2005, the principal amount receivable from this note was $96.3 million. We have included $2.2 million of this balance within "Accounts, notes and interest receivable-Related Parties" on our consolidated balance sheets. The remaining $94.1 million receivable is included within "Notes receivable-Related Parties" on our consolidated balance sheets.

    Coyote Gas Treating, LLC

    We own a 50% equity interest in Coyote Gas Treating, LLC, referred to in this report as Coyote Gulch. Coyote Gulch is a joint venture, and Enterprise Field Services LLC owns the remaining 50% equity interest. We are the managing partner of Coyote Gulch. In June 2001, Coyote repaid the $34.2 million in outstanding borrowings under its 364-day credit facility with funds borrowed from its owners. We loaned Coyote $17.1 million, which corresponds to our 50% ownership interest, in exchange for a one-year note receivable bearing interest payable monthly at LIBOR plus a margin of 0.875%. On June 30, 2002 and June 30, 2003, the note was extended for one year. On June 30, 2004, the term of the note was made month-to-month. As of both December 31, 2004 and March 31, 2005, we included the principal amount of $17.1 million related to this note within "Notes Receivable-Related Parties" on our consolidated balance sheets.

    Red Cedar Gas Gathering Company

    We own a 49% equity interest in the Red Cedar Gas Gathering Company. Red Cedar is a joint venture and the Southern Ute Indian Tribe owns the remaining 51% equity interest. On December 22, 2004, we entered into a $10 million unsecured revolving credit facility due July 1, 2005, with the Southern Ute Indian Tribe and us, as lenders, and Red Cedar, as borrower. Subject to the terms of the agreement, the lenders may severally, but not jointly, make advances to Red Cedar up to a maximum outstanding principal amount of $10 million. However, as of April 1, 2005, through July 1, 2005, the maximum outstanding principal amount will be automatically reduced to $5 million. In January 2005, Red Cedar borrowed funds of $4 million from its owners pursuant to this credit agreement, and we loaned Red Cedar approximately $2.0 million, which corresponds to our 49% ownership interest. The interest on all advances made under this credit facility were calculated as simple interest on the combined outstanding balance of the credit agreement at 6% per annum based upon a 360 day year. In March 2005, Red Cedar paid the $4 million outstanding balance under this revolving credit facility.

14.  Recent Accounting Pronouncements

    SFAS No. 123R

     In December 2004, the FASB issued SFAS No. 123R (revised 2004), "Share-Based Payment." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," and requires companies to expense the value of employee stock options and similar awards. Significant provisions of SFAS No. 123R include the following:

    - share-based payment awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised;

    - when measuring fair value, companies can choose an option-pricing model that appropriately reflects their specific circumstances and the economics of their transactions;

    - companies will recognize compensation cost for share-based payment awards as they vest, including the related tax effects. Upon settlement of share-based payment awards, the tax effects will be recognized in the income statement or additional paid-in capital; and

    - public companies are allowed to select from three alternative transition methods - each having different reporting implications.

    In April 2005, the FASB decided to delay the effective date for public companies to implement SFAS No. 123R (revised 2004). The new Statement is now effective for public companies for annual periods beginning after June 15, 2005 (January 1, 2006, for us). We are currently reviewing the effects of this accounting Statement; however, we have not granted common unit options since May 2000 and we do not expect the adoption of this Statement to have any immediate effect on our consolidated financial statements.

     FASB Staff Position Nos. FAS 109-1 and FAS 109-2

     In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," which was effective upon issuance. This Staff Position provides guidance on the application of FASB Statement No. 109, "Accounting for Income Taxes," to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities. We do not expect this Staff Position to have a material effect on our financial statements.

     In December 2004, the FASB issued FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which was effective upon issuance. The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer ("repatriation provision"), provided certain criteria are met. The Staff Position provides accounting and disclosure guidance for the repatriation provision. We do not expect this Staff Position to have a material effect on our financial statements.

    FIN 47

    In March 2005, the Financial Accounting Standards Board issued Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143". This interpretation clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and
(or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event.

    Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

    This Interpretation is effective no later than the end of fiscal years ending after December 15 2005 (December 31, 2005, for us). We are currently reviewing the effects of this Interpretation.


15.  Subsequent Events

    TGS Bulk Terminals

    Effective April 29, 2005, we acquired seven bulk terminal operations from Trans-Global Solutions, Inc. for an aggregate consideration of approximately $245 million, consisting of $183.7 million in cash, $46.3 million in common units, and an obligation to pay an additional $15 million on April 29, 2007. We will settle the $15 million liability due two years from closing by issuing additional common units. All of the acquired assets are located in the State of Texas, and include facilities at the Port of Houston, the Port of Beaumont and the TGS Deepwater Terminal located on the Houston Ship Channel. Certain of the terminals have contracts in place to provide petroleum coke handling services for major Texas oil refineries. The acquisition enlarges our Gulf Coast terminal region and expands our pre-existing petroleum coke handling operations. We will include the acquired operations in our Terminals business segment.

    Environmental Settlements

    In April 2005, we were informed by the office of the Attorney General of California that the office was contemplating filing criminal charges against us claiming discharge of diesel fuel arising from the April 2004 rupture from a section of our Pacific operations' 14-inch Concord to Sacramento, California products pipeline, and the failure to make timely notice of the discharge to appropriate state agencies. For additional information on this issue, see Note 3 "Litigation and Other Contingencies--Environmental Matters--Cordelia, California". In addition, we were told that the California Attorney General was also contemplating filing charges alleging other releases and failures to provide timely notice regarding certain environmental incidents at certain of our facilities in California.

    On April 26, 2005, we announced that we had entered into an agreement with the Attorney General of the State of California and the District Attorney of Solano County, California, to settle misdemeanor charges of the unintentional, non-negligent discharge of diesel fuel resulting from this release and the failure to provide timely notice of a threatened discharge to appropriate state agencies as well as other potential claims in California regarding alleged notice and discharge incidents. In addition to the charges settled by this agreement, we entered into an agreement in principle to settle similar additional misdemeanor charges in Los Angeles County, California, in connection with the unintentional, non-negligent release of approximately five gallons of diesel fuel at our Carson refined petroleum products terminal in Los Angeles Harbor in May 2004.

    Under the settlement agreement related to the Cordelia, California incident, SFPP, L.P. agreed to plead guilty to four misdemeanors and to pay approximately $5.2 million in fines, penalties, restitution, environmental improvement project funding, and enforcement training in the State of California, and agreed to be placed on informal, unsupervised probation for a term of three years. Under the settlement agreement related to the Carson terminal incident, we agreed to plead guilty to two additional misdemeanors and to pay approximately $0.2 million in fines and penalties. In addition, we are currently in negotiations with the United States Environmental Protection Agency, the United States Fish & Wildlife Service, the California Department of Fish & Game and the San Francisco Regional Water Quality Control Board regarding potential civil penalties and natural resource damages assessments. We included the combined $5.4 million as general and administrative expense in March 2005, and we have made payments in the amount of $0.3 million as of March 31, 2005. We expect to pay the remaining $5.1 million in the second quarter of 2005. Since the April 2004 release in the Suisun Marsh area near Cordelia, California, we have cooperated fully with federal and state agencies and have worked diligently to remediate the affected areas. As of April 30, 2005, the remediation is substantially complete.

    As of March 31, 2005, we had not yet reached a settlement agreement with the Office of the Attorney General of the State of California and the probable impact of the issue was indeterminable. Due to the fact that the events that gave rise to the settlement payments described above took place prior to March 31, 2005, we have included the effects of these settlement agreements in the accompanying financial statements as required by generally accepted accounting principles, resulting in general and administrative expenses of $73.9 million, minority interest of $2.4 million, net income of $223.6 million, and basic and diluted limited partners' net income per unit of $0.54, respectively, for the quarter ended March 31, 2005.

     Management Changes

     On May 4, 2005, we announced that C. Park Shaper, formerly our Chief Financial Officer, had been promoted and named our President, remaining a member of the Office of the Chairman, and that Steve Kean, formerly our President - Texas Intrastate Pipelines, had been promoted and named our Executive Vice President - Operations, becoming a member of the Office of the Chairman. In addition, we announced, that Kim Allen, had been promoted and named our Chief Financial Officer, retaining her role in charge of investor relations, and that David Kinder, our Vice President - Corporate Development, would also assume the role of Treasurer, formerly held by Ms. Allen. We also announced that (i) Deb Macdonald, our President - Natural Gas Pipeline would resign from that position effective October 2005; (ii) Scott Parker, President of KMI's Natural Gas Pipeline Company of America ("NGPL") would be promoted effective October 2005 to our President - Natural Gas Pipelines; (iii) David Devine would become President of NGPL effective October 2005; and (iv) Tom Martin had been promoted to President - Texas Intrastate Pipelines.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis of our financial condition and results of operations provides you with a narrative on our financial results. It contains a discussion and analysis of the results of operations for each segment of our business, followed by a discussion and analysis of our financial condition. The following discussion and analysis should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America), and
(ii) our consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

    In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the fair values used to determine possible asset impairment charges, provisions for uncollectible accounts receivable, exposures under contractual indemnifications and various other recorded or disclosed amounts. Further information about us and information regarding our accounting policies and estimates that we considered to be "critical" can be found in our Annual Report on Form 10-K for the year ended December 31, 2004. There have not been any significant changes in these policies and estimates during the first quarter of 2005.

Results of Operations

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                   2005            2004
                                                               ------------     -----------
                                                                       (In thousands)
Earnings before depreciation, depletion and
  amortization expense and amortization
  of excess cost of equity investments
  Products Pipelines.........................................  $    125,602     $   114,254
  Natural Gas Pipelines......................................       123,687         103,105
  CO2........................................................       122,858          77,703
  Terminals..................................................        74,205          63,173
                                                               ------------     -----------
Segment earnings before depreciation,
  depletion and amortization expense
  and amortization of excess cost of
  equity investments(a)......................................       446,352         358,235

  Depreciation, depletion and amortization expense...........       (85,027)        (67,531)
  Amortization of excess cost of equity investments..........        (1,417)         (1,394)
  Interest and corporate administrative expenses(b)(c).......      (136,287)        (97,556)
                                                               ------------     -----------
Net income(c)................................................  $    223,621     $   191,754
                                                               ============     ===========

-------

(a) Includes revenues, earnings from equity investments, income taxes, allocable interest income and other, net, less operating expenses.
(b) Includes unallocated interest income, interest and debt expense, general and administrative expenses and minority interest expense.
(c) 2005 amounts include a $5,387 general and administrative expense addition and a $80 minority interest reduction from the amounts previously reported in our 2005 first quarter earnings press release issued on April 20, 2005 due to environmental settlement agreements made after March 31, 2005 and our earnings press release date. For more information, see Note 15 to our consolidated financial statements included elsewhere in this report.

    Our consolidated net income for the first quarter of 2005 was $223.6 million ($0.54 per diluted unit), compared to $191.8 million ($0.52 per diluted unit) in the first quarter of last year. We earned total revenues of $1,971.9 million and $1,822.3 million, respectively, in the three month periods ended March 31, 2005 and 2004.

    The period-to-period increases in our net income and diluted earnings per unit were primarily due to:

    - higher earnings from our oil and gas producing activities, resulting both from higher industry price levels for crude oil and gasoline plant products and higher crude oil and plant product production volumes;

    - higher margins associated with the supply and sales of natural gas, favorable cashouts of natural gas pipeline imbalances, and higher earnings from our natural gas gathering equity investees; and

    - incremental earnings attributable to internal expansion projects and strategic acquisitions completed since the end of the first quarter of 2004.

    Because our partnership agreement requires us to distribute 100% of our available cash to our partners on a quarterly basis (available cash consists primarily of all our cash receipts, less cash disbursements and changes in reserves), we look at each period's earnings before all non-cash depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments, as an important measure of our success in maximizing returns to our partners. In the first quarter of 2005, all four of our reportable business segments reported increases in earnings before depreciation, depletion and amortization, compared to the first quarter of 2004, with the strongest growth coming from our CO2 (carbon dioxide) and Natural Gas Pipelines business segments.

    We declared a record cash distribution of $0.76 per unit for the first quarter of 2005 (an annualized rate of $3.04). This distribution is 10% higher than the $0.69 per unit distribution we made for the first quarter of 2004. We expect to declare cash distributions of at least $3.13 per unit for 2005; however, no assurance can be given that we will be able to achieve this level of distribution.

    Products Pipelines

                                                                   Three Months Ended March 31,
                                                                --------------------------------
                                                                    2005                 2004
                                                                ------------         -----------
                                                            (In thousands, except operating statistics)
  Revenues..................................................    $    171,283         $   154,856
  Operating expenses(a).....................................         (52,056)            (42,878)
  Earnings from equity investments..........................           8,385               5,019
  Interest income and Other, net-income (expense)...........           1,291                (362)
  Income taxes..............................................          (3,301)             (2,381)
                                                                ------------         -----------
    Earnings before depreciation, depletion and amortization
      expense and amortization of excess cost of equity
      investments...........................................         125,602             114,254

  Depreciation, depletion and amortization expense..........         (19,394)            (17,416)
  Amortization of excess cost of equity investments.........            (844)               (821)
                                                                ------------         -----------
    Segment earnings........................................    $    105,364         $    96,017
                                                                ============         ===========

  Gasoline (MMBbl)..........................................           108.9               109.4
  Diesel fuel (MMBbl).......................................            40.2                38.4
  Jet fuel (MMBbl)..........................................            29.3                28.7
                                                                ------------         -----------
    Total refined product volumes (MMBbl)...................           178.4               176.5
  Natural gas liquids (MMBbl)...............................             9.6                11.5
                                                                ------------         -----------
    Total delivery volumes (MMBbl)(b).......................           188.0               188.0
                                                                ============         ===========

----------

(a) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(b) Includes Pacific, Plantation, North System, CALNEV, Central Florida, Cypress and Heartland pipeline volumes.

    Our Products Pipelines segment reported earnings before depreciation, depletion and amortization of $125.6 million on revenues of $171.3 million in the first quarter of 2005. This compares to earnings before depreciation, depletion and amortization of $114.3 million on revenues of $154.9 million in the first quarter of 2004.

    The segment's overall $11.3 million (10%) increase in earnings before depreciation, depletion and amortization in the first quarter of 2005 versus the first quarter of 2004 included a $4.6 million (8%) increase from our Pacific operations, a $3.0 million (64%) increase in equity earnings from our approximate 51% ownership interest in Plantation Pipe Line Company, and a $5.5 million increase in earnings before depreciation, depletion and amortization from our Southeast product terminal operations, including incremental earnings of $3.4 million from terminals acquired in November 2004 and $1.8 million from terminals acquired in March 2004.

    The quarter-to-quarter increase in earnings before depreciation, depletion and amortization from our Pacific operations was largely related to a $4.8 million (6%) increase in operating revenues, driven by both higher mainline delivery revenues and higher product terminal revenues. The $3.0 million increase in equity earnings from our investment in Plantation was due to higher Plantation net income, due to higher pipeline delivery revenues in the first quarter of 2005 and higher litigation settlement expenses incurred in the first quarter of 2004, related to the resolution of a past environmental issue. The incremental earnings before depreciation, depletion and amortization from the Southeast terminal operations acquired since the first quarter of 2004 includes the earnings from both the ownership interests in nine refined petroleum products terminals that we acquired in November 2004 from Charter Terminal Company and Charter-Triad Terminals, LLC, and the seven petroleum products terminals that we acquired effective March 9, 2004 from Exxon Mobil Corporation.

    The overall increase in segment earnings before depreciation, depletion and amortization in the first quarter of 2005, compared to the same period of 2004, was partly offset by a $1.1 million (16%) decrease in earnings before depreciation, depletion and amortization from our North System. The decrease reflects a $1.0 million (9%) drop in operating revenues, due to a 24% decrease in throughput delivery volumes, mainly caused by lower propane demand due to warmer winter weather in the Midwest during 2005, relative to 2004.

    Revenues for the segment increased $16.4 million (11%) in the first three months of 2005 compared to the first three months of 2004. In addition to incremental revenues of $11.8 million attributable to the Southeast terminals acquired in March and November 2004, other period-to-period increases in revenues included a $4.8 million increase from our Pacific operations (referred to above), and a $0.8 million (9%) increase from our Central Florida Pipeline operations. Pacific's quarter-over-quarter increase in revenues was driven by a $3.9 million (7%) increase in mainline delivery revenues, due to higher average tariff rates, which now include the 2004 annual indexed interstate tariff increase.

    Our Pacific operations also benefited from higher terminal revenues and higher intrastate pipeline tariffs that were implemented following the completion of the expanded North Line between Concord and Sacramento, California, in December 2004. In November 2004, we filed an application with the California Public Utilities Commission requesting a $9 million increase in existing intrastate rates to reflect the in-service date of our Pacific operation's replacement and expansion of its Concord-to-Sacramento pipeline. The requested rate increase, which automatically became effective as of December 22, 2004 pursuant to CPUC regulations, is being collected subject to refund, pending resolution of protests to the application by certain shippers. The CPUC is expected to resolve the matter by the fourth quarter of 2005.

    The increase in revenues from Central Florida was mainly due to an 11% increase in pipeline throughput volumes, with the strongest growth in gasoline and jet fuel volumes. Combined, the segment benefited from a 1% increase in the volume of refined products delivered during the first quarter of 2005 compared to the first quarter of 2004. Highlights included strong diesel volumes across the entire segment, up almost 5%, and jet fuel delivery volumes increased 2% due to strong commercial volumes. Offsetting the segment's overall increase in refined product delivery volumes was an almost 5% decrease in military deliveries from our Pacific operations, due to lower military activity in the first quarter of 2005 compared to the first quarter of 2004, and a slight decrease in total gasoline delivery volumes, due to lower deliveries from our Pacific operations as a result of poor weather conditions in January and February 2005.

    The segment's operating expenses increased $9.2 million (21%) in the first quarter of 2005, compared to the first quarter of 2004. The overall increase in operating expenses included incremental expenses of $6.6 million from the Southeast terminals acquired since March 2004, and a $0.8 million (28%) increase from our CALNEV Pipeline, largely due to higher maintenance expenses associated with line wash-outs resulting from adverse weather in the

State of California in the first quarter of 2005. Other period-to-period increases in segment operating expenses included a $0.6 million (18%) increase from our 49.8% proportionate interest in the Cochin Pipeline, mainly due to higher labor and outside services associated with health, safety and security work, and a $0.5 million (11%) increase in operating expenses from our North System, mainly due to higher storage expenses related to a new contract agreement entered into in April 2004.

    Earnings from equity investments for the segment consisted primarily of earnings related to our approximate 51% ownership interest in Plantation Pipe Line Company and our 50% ownership interest in Heartland Pipeline Company. Total equity earnings for the first quarter of 2005 increased $3.4 million (67%) from the first quarter of 2004. The quarter-to-quarter increase includes the $3.0 million increase from our investment in Plantation (discussed above), and a $0.4 million (138%) increase in equity earnings from our investment in Heartland, primarily due to higher product gains realized in the first quarter of 2005.

    The segment's $1.7 million increase in interest and other income items in the first quarter of 2005 compared to the first quarter of 2004 was mainly due to the recognition, in 2005, of $1.1 million of interest income on our long-term note receivable from Plantation Pipe Line Company. In July 2004, we loaned $97.2 million to Plantation to allow it to pay all of its outstanding credit facility and commercial paper borrowings. In exchange for this funding, we received a seven year note receivable bearing interest at the rate of 4.72% per annum. For more information on this note receivable, see Note 13 to our consolidated financial statements included elsewhere in this report.

    The segment's $0.9 million (39%) increase in income tax expenses in the first quarter of 2005 versus the first quarter of 2004 was mainly due to higher pre-tax earnings realized by Plantation in the first quarter of 2005. Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of investments, increased $2.0 million (11%) in the first quarter of 2005, compared to the same period last year. The increase was primarily due to incremental depreciation charges associated with our Pacific operations, related to the capital spending we have made since the end of the first quarter of 2004, and to incremental charges associated with the Southeast terminals acquired since March 2004.

    Natural Gas Pipelines

                                                                   Three Months Ended March 31,
                                                                ---------------------------------
                                                                     2005                2004
                                                                -------------       -------------
                                                          (In thousands, except operating statistics)
  Revenues..................................................    $   1,472,892       $   1,437,908
  Operating expenses(a).....................................       (1,357,095)         (1,339,960)
  Earnings from equity investments..........................            8,430               4,967
  Interest income and Other, net-income (expense)...........              (83)              1,130
  Income taxes..............................................             (457)               (940)
                                                                -------------       -------------
    Earnings before depreciation, depletion and amortization
      expense and amortization of excess cost of equity               123,687             103,105
investments.................................................

  Depreciation, depletion and amortization expense..........          (14,758)            (12,842)
  Amortization of excess cost of equity investments.........              (69)                (69)
                                                                -------------       -------------
    Segment earnings........................................    $     108,860       $      90,194
                                                                =============       =============

  Natural gas transport volumes (Trillion Btus)(b)..........            338.0               329.2
                                                                =============       =============
  Natural gas sales volumes (Trillion Btus)(c)..............            226.6               245.1
                                                                =============       =============

----------

(a) Includes natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(b) Includes Kinder Morgan Interstate Gas Transmission, Texas intrastate natural gas pipeline group, Trailblazer and TransColorado pipeline volumes. TransColorado volumes are included for both periods (acquisition date November 1, 2004).
(c)  Represents Texas intrastate natural gas pipeline group.

    Our Natural Gas Pipelines business segment reported earnings before depreciation, depletion and amortization of $123.7 million on revenues of $1,472.9 million in the first quarter of 2005. This compares to earnings before depreciation, depletion and amortization of $103.1 million on revenues of $1,437.9 million in the first quarter of 2004.

    The segment's $20.6 million (20%) increase in earnings before depreciation, depletion and amortization expenses in the first three months of 2005 compared to the same period of 2004 was largely attributable to higher quarter-to-quarter earnings from our Trailblazer Pipeline and our Texas intrastate natural gas pipeline group, higher equity earnings from our 49% ownership interest in the Red Cedar Gas Gathering Company, and incremental earnings from our TransColorado Pipeline, a 300-mile interstate natural gas pipeline system that we acquired from KMI effective November 1, 2004.

    Trailblazer reported a $6.6 million (67%) increase in earnings before depreciation, depletion and amortization in the three months ended March 31, 2005, when compared to the same prior year period. The increase was primarily due to timing differences on the favorable settlements of natural gas pipeline transportation imbalances generated over time from normal transmission. Pipeline transportation imbalances are the difference between the volumes received by a pipeline versus the net volumes delivered (or redelivered) by the pipeline. All imbalances have an economic value and can create profits and losses for the parties involved.

    Our Texas intrastate natural gas pipeline group reported an increase in earnings before depreciation, depletion and amortization of $3.1 million (6%) in the first quarter of 2005, compared to the first quarter of 2004. The increase was primarily due to improved performance in our natural gas purchases and sales business and the contributions from our natural gas pipeline to the Austin, Texas market, which was placed into service in July 2004.

    The quarter-over-quarter earnings before depreciation, depletion and amortization from our ownership interest in Red Cedar, which we account for under the equity method of accounting, increased $3.6 million (102%), primarily due to additional sales of excess fuel gas, the result of favorable reductions in the amount of natural gas lost and used within the system during gathering operations. The TransColorado Pipeline, which extends from the Western Slope of Colorado to the Blanco natural gas hub in northwestern New Mexico, reported earnings before depreciation, depletion and amortization of $8.6 million on revenues of $9.8 million in the first quarter of 2005.

    The segment's overall increase in earnings before depreciation, depletion and amortization in the first quarter of 2005 compared to the first quarter of 2004 was partially offset by a $1.2 million (27%) decrease in earnings from our Casper Douglas gas gathering system, almost entirely due to higher costs associated with natural gas acquired for processing. The increase in costs was due to overall higher natural gas prices since the end of March 2004.

    The period-to-period increases in revenues and operating expenses were primarily attributable to higher natural gas sales and higher natural gas purchases from our Kinder Morgan Tejas and Kinder Morgan Texas Pipeline systems. Both pipeline systems buy and sell significant volumes of natural gas, which is also transported on their pipelines, and our objective is to match purchases and sales, thus locking-in the equivalent of a transportation fee. Combined, the two systems reported increases in natural gas sales revenues of $34.4 million (3%) in the first quarter of 2005 compared to the first quarter of 2004. Although period-to-period natural gas sales volumes decreased almost 8% in 2005, largely due to lower daily spot sales, the overall increase in gas sales revenues was due to an 11% increase in average natural gas sale prices (from $5.339 per dekatherm in first quarter 2004 to $5.927 per dekatherm in first quarter 2005). The decline in spot (short-term) sales volumes was primarily due to lower margins (defined as the difference between the prices at which we buy short-term gas in our supply areas and the prices at which we sell short-term gas in our market areas, less the cost of fuel to transport) in the first quarter of 2005 compared to the first quarter of 2004.

    On the expense side, Kinder Morgan Tejas and Kinder Morgan Texas Pipeline together reported a combined increase in costs of sales of $26.9 million (2%) in the first quarter of 2005 compared to the first quarter of 2004. The increase was due to higher average costs of natural gas sold, partially offset by lower volumes of gas purchased for sale. The average price of purchased gas rose 11% (from $5.22 per dekatherm in first quarter 2004 to $5.79 per dekatherm in first quarter 2005), and the volumes of gas purchased decreased 8%, matching the quarter-to-quarter percentage changes in average natural gas sale prices and natural gas sales volumes, respectively.

    Earnings from equity investments for the first quarter of 2005 increased $3.5 million (70%) in the first three months of 2005 compared to the same period last year. The increase reflects the positive contributions from Red

Cedar, as discussed above. Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of investments, increased $1.9 million (15%) in the first quarter of 2005, compared to the same year-ago period. The increase was largely due to incremental depreciation expense of $1.2 million on the recently acquired TransColorado Pipeline.

    CO2

                                                                    Three Months Ended March 31,
                                                                ----------------------------------
                                                                     2005                 2004
                                                                -------------        -------------
                                                             (In thousands, except operating statistics)
  Revenues..................................................    $     163,163        $     105,586
  Operating expenses(a).....................................          (49,509)             (38,385)
  Earnings from equity investments..........................            9,248               10,479
  Other, net-income (expense)...............................                1                    9
  Income taxes..............................................              (45)                  14
                                                                -------------        -------------
    Earnings before depreciation, depletion and amortization
      expense and amortization of excess cost of equity
      investments...........................................          122,858               77,703

  Depreciation, depletion and amortization expense(b).......          (38,702)             (26,988)
  Amortization of excess cost of equity investments.........             (504)                (504)
                                                                -------------        -------------
    Segment earnings........................................    $      83,652        $      50,211
                                                                =============        =============

  Carbon dioxide volumes transported (Bcf)(c)...............            169.9                182.5
                                                                =============        =============
  SACROC oil production (MBbl/d)(d).........................             33.8                 26.1
                                                                =============        =============
  Yates oil production (MBbl/d)(d)..........................             24.1                 17.8
                                                                =============        =============
  Natural gas liquids sales volumes (MBbl/d)(e).............              9.7                  6.7
                                                                =============        =============
  Realized weighted average oil price per Bbl(f)(g).........    $       28.81        $       25.37
                                                                =============        =============
  Realized weighted average natural gas liquids price per
    Bbl(g)(h)...............................................    $       33.97        $       26.68
                                                                =============        =============

----------

(a) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(b) Includes expenses associated with oil and gas production activities and gas processing activities in the amount of $34,197 for the first quarter of 2005 and $23,116 for the first quarter of 2004. Includes expenses associated with sales and transportation services activities in the amount of $4,505 for the first quarter of 2005 and $3,872 for the first quarter of 2004.
(c) Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline and Pecos pipeline volumes. (d) Represents 100% of the production from the field. We own an approximate 97% working interest in the SACROC unit and an approximate 50% working interest in the Yates unit.
(e)  Net to Kinder Morgan.
(f)  Includes all Kinder Morgan crude oil production properties.
(g) Hedge gains/losses for oil and natural gas liquids are included with crude oil.
(h) Includes production attributable to leasehold ownership and production attributable to our ownership in processing plants and third party processing agreements.

    Our CO2 business segment reported earnings before depreciation, depletion and amortization of $122.9 million on revenues of $163.2 million in the first quarter of 2005. These amounts compare to earnings before depreciation, depletion and amortization of $77.7 million on revenues of $105.6 million in the same quarter last year.

    The $45.2 million (58%) increase in segment earnings before depreciation, depletion and amortization in the first quarter of 2005 over the first quarter of 2004 was primarily driven by higher earnings from the segment's oil and gas producing activities, which include the operations associated with our ownership interests in oil-producing fields and gas processing plants. These operations include all construction, drilling and production activities necessary to produce oil and gas from its natural reservoirs, and all of the activities where natural gas is processed to extract liquid hydrocarbons called natural gas liquids. Our combined oil and gas producing activities reported earnings before depreciation, depletion and amortization in the amount of $85.1 million for the three months ended March 31, 2005, an increase of $40.0 million (89%) over earnings before depreciation, depletion and amortization for the three months ended March 31, 2004. The growth in earnings was primarily attributable to higher revenues from the sale of crude oil and plant products, due to higher weighted average prices realized from the sale of oil and natural gas liquids products and to higher crude oil and plant product production volumes.

    In the first quarter of 2005, we benefited from a 32% increase in combined daily oil production volumes from the two largest oil field units in which we hold ownership interests. These interests consist of our approximate 97% working interest in the SACROC oil field unit and our approximate 50% working interest in the Yates oil field unit. Both the SACROC and Yates oil field units are located in the Permian Basin area of West Texas. We also benefited from increases of 14% and 27%, respectively, in our realized weighted average price of oil and natural gas liquids per barrel in the first quarter of 2005, versus the first quarter of 2004.

    The increase in crude oil and plant product prices since the end of the first quarter of 2004, and the subsequent impact of increased production volumes has largely been driven by increased product demand, attributable to many factors, including higher economic growth, crude oil supply concerns, and the heightened level of geopolitical uncertainty in many areas of the world. Therefore, we are exposed to market risks related to price volatility of crude oil, natural gas liquids and carbon dioxide (to the extent contracts are tied to crude oil prices), and we use financial derivative commodity instruments to manage this exposure on certain activities, including firm commitments and anticipated transactions for the sale of crude oil, natural gas liquids and carbon dioxide. We mitigate our commodity price risk through a long-term hedging strategy that is intended to generate more stable realized prices. For more information on our hedging activities, see Note 10 to our consolidated financial statements, included elsewhere in this report.

    Our CO2 segment's carbon dioxide sales and transportation activities reported earnings before depreciation, depletion and amortization in the amount of $37.8 million for the three months ended March 31, 2005, an increase of $5.2 million (16%) over earnings before depreciation, depletion and amortization for the three months ended March 31, 2004. The increase was driven by higher revenues from carbon dioxide sales and by incremental earnings from the Kinder Morgan Wink Pipeline, a 450-mile crude oil pipeline system located in West Texas and acquired effective August 31, 2004. For the first quarter of 2005, the Wink Pipeline reported earnings before depreciation, depletion and amortization of $4.6 million, revenues of $5.8 million and operating expenses of $1.2 million.

    Additionally, we continue to invest and expand our CO2 asset infrastructure. For the first three months of 2005, capital expenditures for our CO2 business segment totaled $52.6 million, the highest for all four of our reportable business segments. The expenditures largely represented incremental spending for new well and injection compression facilities at the SACROC and Yates oil field units in order to enhance oil recovery from carbon dioxide injection. For the three months ended March 31, 2004, capital spending for our CO2 segment totaled $76.7 million. Additionally, in the first quarter of 2005, we spent $6.2 million to acquire an approximate 64.5% gross working interest in the Claytonville oil field unit, also located in the Permian Basin.

    The $57.6 million (55%) period-to-period increase in revenues was mainly due to higher crude oil and plant product sales revenues, and higher revenues from carbon dioxide sales and crude oil transportation service, as described above. The increases were driven by higher average crude oil and plant product prices, higher oil and plant product production volumes, higher average carbon dioxide sale prices and the inclusion of the Wink Pipeline. The overall increase in segment revenues was partly offset by lower carbon dioxide transportation revenues, due to lower aggregate volumes transported. Combined deliveries of carbon dioxide on our Central Basin Pipeline, our Centerline Pipeline, our majority-owned Canyon Reef Carriers and Pecos Pipelines, and our 50% owned Cortez Pipeline, which is accounted for under the equity method of accounting, decreased 12.6 billion cubic feet (7%) in the first quarter of 2005 compared to the first quarter of 2004. The decrease was largely due to lower deliveries of carbon dioxide to the SACROC unit by the Centerline and Canyon Reef Carrier pipelines during the first quarter of 2005, as the demand for additional deliveries at SACROC fluctuates across periods and is not directly related to changes in oil production.

    The $11.1 million (29%) period-to-period increase in operating expenses mainly related to higher property and production taxes, higher fuel and power costs and higher operating and maintenance expenses, all as a result of the quarter-to-quarter increase in oil production volumes and the increase in capitalized assets since the end of the first quarter of 2004. The level of operating expenses associated with the efficient production of oil and gas is also affected by certain external factors, including the general level of inflation and prices charged by the industry's service providers, which can be affected by the volatility of the industry's own supply and demand conditions for crude oil and natural gas.

    The $1.2 million (12%) decrease in earnings from equity investments in the first quarter of 2005 compared to the first quarter of 2004 was due to lower earnings from our 50% investment in the Cortez Pipeline Company. The decrease in equity earnings reflected lower net income earned by Cortez, mainly due to lower revenues as a result of lower average tariff rates and a slight drop in carbon dioxide delivery volumes in the first quarter of 2005 versus the first quarter of 2004.

    Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of investments, were up $11.7 million (43%) in the first three months of 2005 compared to the same period of 2004, primarily due to higher oil production and corresponding higher unit-of-production depletion rates.

    Terminals

                                                                   Three Months Ended March 31,
                                                                ----------------------------------
                                                                     2005                  2004
                                                                -------------        -------------
                                                            (In thousands, except operating statistics)
  Revenues..................................................    $     164,594        $     123,906
  Operating expenses(a).....................................          (85,416)             (60,106)
  Earnings from equity investments..........................                9                    4
  Other, net-income (expense)...............................           (1,210)                 (34)
  Income taxes..............................................           (3,772)                (597)
                                                                -------------        -------------
    Earnings before depreciation, depletion and amortization
      expense and amortization of excess cost of equity                74,205               63,173
investments.................................................

  Depreciation, depletion and amortization expense..........          (12,173)             (10,285)
  Amortization of excess cost of equity investments.........                -                    -
                                                                -------------        -------------
    Segment earnings........................................    $      62,032        $      52,888
                                                                =============        =============

  Bulk transload tonnage (MMtons)(b)........................             20.2                 17.3
                                                                =============        =============
  Liquids leaseable capacity (MMBbl)........................             36.6                 36.1
                                                                =============        =============
  Liquids utilization %.....................................             96.7%                96.0%
                                                                 ============         ============

----------

(a) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(b) Includes Cora, Grand Rivers and Kinder Morgan Bulk Terminals aggregate terminal throughputs; excludes operatorship of LAXT bulk terminal. Volumes for acquired terminals are included for both periods.

     Our Terminals segment, including the operations of our dry-bulk material terminals and our petroleum and petrochemical-related liquids terminal facilities, reported earnings before depreciation, depletion and amortization of $74.2 million on revenues of $164.6 million in the first quarter of 2005. This compares to earnings before depreciation, depletion and amortization of $63.2 million on revenues of $123.9 million in the first quarter last year.

     For all terminal operations owned during both quarters, earnings before depreciation, depletion and amortization increased $4.3 million (7%) in the first quarter of 2005 versus the first quarter of 2004. The increase was mainly the result of a $2.0 million increase in earnings before depreciation, depletion and amortization from our Gulf Coast terminals, which include two liquids terminals located in Pasadena and Galena Park, Texas and which serve as a distribution hub for Houston's crude oil refineries. The increase in earnings before depreciation, depletion and amortization from our Gulf Coast terminals was driven by record volumes of liquids throughput at the Houston Ship Channel in the first quarter of 2005. For all of our liquids terminals combined, we reported a 5% increase in throughput in the first quarter of 2005 compared to the first quarter of 2004. We also reported a $1.5 million increase in earnings before depreciation, depletion and amortization from our Mid-Atlantic terminals, which include our Chesapeake Bay, Maryland bulk terminal and our Grand Rivers, Kentucky coal terminal. The quarter-to-quarter increases at both facilities were mainly due to higher operating revenues; the increase at Chesapeake was primarily due to higher volumes of petroleum coke and other services related to an increase in steel production at the International Steel Group Inc.'s Sparrows Point, Maryland steel-making facility, and the increase at Grand Rivers was due to a 28% increase in coal transfer volumes.

    Key acquisitions of terminal businesses since the end of the first quarter of 2004 accounted for $6.7 million of incremental earnings before depreciation, depletion and amortization in the first quarter of 2005. These acquisitions included:

     - our North Charleston, South Carolina bulk terminal, acquired effective April 30, 2004;

     - the river terminals and rail transloading facilities operated by Kinder Morgan River Terminals LLC and its consolidated subsidiaries, acquired effective October 6, 2004; and

     - our Kinder Morgan Fairless Hills terminal, the major port distribution facility located along the Delaware River at the Fairless Industrial Park in Bucks County, Pennsylvania, acquired effective December 1, 2004.

    The above acquisitions reported revenues of $21.4 million and operating expenses of $13.2 million in the first quarter of 2005.

    Segment revenues for all terminals owned during both periods increased $19.3 million (16%) in the first quarter of 2005 compared to the first quarter of 2004. Most of the increase related to higher bulk tonnage transfer volumes, higher liquids storage and throughput volumes, higher dockage and ship conveyance fees, and higher revenues from drumming and other in-plant services.

    Terminal specific quarter-over-quarter increases in revenues included the following:

     - a $3.8 million increase at our Chesapeake Bay facility, primarily due to higher volumes of petroleum coke, ore and steel coils, and higher in-plant services;

     - a $2.9 million increase at our Pasadena liquids terminal, primarily due to higher transmix sales, higher throughput volumes and additional customer contracts;

     - a $2.0 million increase at our Longview, Washington bulk terminal, primarily due to higher volumes of soda ash;

     - a $1.4 million increase at the International Marine Terminal Partnership (owned 66 2/3% by us), primarily due to higher tonnage and higher dockage revenues; and

     - a $1.2 million increase at our liquids terminal located in Harvey, Louisiana, primarily due to additional liquids volumes and higher drumming revenues.

    Operating expenses for all terminals owned during both periods increased $12.1 million (20%) in the first quarter of 2005 versus the first quarter of 2004. The increase was mainly due to higher operating, maintenance, and fuel and power expenses associated with higher volumes of liquids and bulk tonnage.

    Other income items decreased $1.2 million in the first quarter of 2005 versus the first quarter of 2004. The decrease related to a disposal loss in the first quarter of 2005 on warehouse property at our Elizabeth River bulk terminal, located in Chesapeake, Virginia. Income tax expenses for the first quarter of 2005 increased $3.2 million over the comparable period last year. Approximately half of the increase was due to higher taxable income from Kinder Morgan Bulk Terminals, Inc., the tax-paying entity that owns many of our bulk terminal businesses. The remaining increase was incremental tax expense related to the taxable income of Kinder Morgan River Terminals LLC and its consolidated subsidiaries, acquired effective October 6, 2004.

    Non-cash depreciation, depletion and amortization charges increased $1.9 million (18%) in the first quarter of 2005, compared to last year's first quarter. In addition to increases associated with normal capital spending, the increase reflects higher depreciation charges due to the terminal acquisitions we have made since the end of the first quarter of 2004.

    Other

                                                              Three Months Ended March 31,
                                                           ----------------------------------
                                                                2005                 2004
                                                           -------------        -------------
                                                             (In thousands-income/(expense))
  General and administrative expenses..................    $     (73,852)       $     (48,254)
  Unallocable interest, net............................          (60,047)             (47,221)
  Minority interest....................................           (2,388)              (2,081)
                                                           -------------        -------------
    Interest and corporate administrative expenses.....    $    (136,287)       $     (97,556)
                                                           =============        =============

    Items not attributable to any segment include general and administrative expenses, unallocable interest income, interest expense and minority interest. Our general and administrative expenses, which include such items as salaries and employee-related expenses, payroll taxes, legal fees, unallocated litigation and environmental settlements, insurance, and office supplies and rentals, increased $25.6 million (53%) in the first quarter of 2005, when compared to the same period last year. The increase was largely due to incremental expenses of $30.4 million in the first quarter of 2005 related to unallocated litigation and environmental settlements, consisting of a $25 million expense for a settlement reached between us and a shipper on our Kinder Morgan Tejas natural gas pipeline system, and a $5.4 million expense related to settlements of environmental matters at certain of our operating sites located in the State of California. For more information on these environmental matters, see Notes 3 and 15 to our consolidated financial statements, included elsewhere in this report. Partially offsetting the overall increase in general and administrative expenses was a reduction in expense in the amount of $3.0 million related to proceeds received in the first quarter of 2005 in connection with the settlement of claims in the Enron Corp. bankruptcy proceeding.

    Unallocable interest expense, net of interest income, increased $12.8 million (27%) in the first quarter of 2005, versus the same year-earlier period. We incurred higher interest charges as a result of an almost 13% increase in average borrowings during the three month period ended March 31, 2005, compared to the same three month period in 2004. The increase in average borrowings was primarily due to both capital spending related to internal expansions and improvements, and to incremental borrowings associated with acquisition expenditures made since the end of the first quarter of 2004. In addition, a general rise in interest rates since the end of the first quarter of 2004 resulted in a higher average borrowing rate on all of our outstanding debt during the first quarter of 2005, compared to the first quarter of 2004. The weighted average interest rate on all of our borrowings was approximately 4.901% during the first quarter of 2005 and 4.385% during the first quarter of 2004.

    Minority interest, representing the deduction in our consolidated net income attributable to all outstanding ownership interests in our five operating limited partnerships and their consolidated subsidiaries that are not held by us, increased $0.3 million (15%) in the first quarter of 2005, versus the first quarter of 2004. The increase was primarily due to higher overall partnership income, resulting in higher income allocable to Kinder Morgan G.P., Inc., our general partner and holder of a 1.0101% general partner interest in each of our operating partnerships.

Financial Condition

    We attempt to maintain a conservative overall capital structure, with a long-term target mix of approximately 60% equity and 40% debt. The following table illustrates the sources of our invested capital (dollars in thousands). In addition to our results of operations, these balances are affected by our financing activities as discussed below:

                                                                     March 31,    December 31,
                                                                  ------------    ------------
                                                                       2005              2004
                                                                  ------------    ------------
Long-term debt, excluding market value of interest rate swaps..   $  4,867,521      $4,722,410
Minority interest..............................................         40,619          45,646
Partners' capital, excluding accumulated other comprehensive
 loss..........................................................      4,358,139       4,353,863
                                                                  ------------    ------------

  Total capitalization.........................................      9,266,279       9,121,919
Short-term debt, less cash and cash equivalents................              -               -
                                                                  ------------    ------------
  Total invested capital.......................................   $  9,266,279    $  9,121,919
                                                                  ============    ============

                                                                     March 31       December 31
                                                                   ------------    ------------
                                                                       2005            2004
                                                                   ------------    ------------
Capitalization:
  Long-term debt, excluding market value of interest rate swaps           52.5%           51.8%
  Minority interest............................................            0.5%            0.5%
   Partners' capital, excluding accumulated other comprehensive
    loss.......................................................           47.0%           47.7%
                                                                   ------------    ------------

                                                                         100.0%          100.0%
                                                                   ============    ============

Invested Capital:
  Total debt, less cash and cash equivalents and excluding
       market value of interest rate swaps.....................           52.5%           51.8%
  Partners' capital and minority interest, excluding accumulated
       other comprehensive loss ...............................           47.5%           48.2%
                                                                   ------------    ------------
                                                                         100.0%          100.0%
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

    - expansion capital expenditures and working capital deficits with retained cash (resulting from including i-units in the determination of cash distributions per unit but paying quarterly distributions on i-units in additional i-units rather than cash), additional borrowings, the issuance of additional common units or the issuance of additional i-units to KMR;

    -  interest payments with cash flows from operating activities; and

    - debt principal payments with additional borrowings, as such debt principal payments become due, or by the issuance of additional common units or the issuance of additional i-units to KMR.

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

    As of March 31, 2005, our forecasted expenditures for the remaining nine months of 2005 for sustaining capital spending were approximately $105.5 million, based on our 2005 sustaining capital expenditure forecast. This amount has been committed primarily for the purchase of plant and equipment. Sustaining capital expenditures are defined as capital expenditures which do not increase the capacity of an asset. All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary.

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

    Operating Activities

    Net cash provided by operating activities was $259.5 million for the three months ended March 31, 2005, versus $270.1 million in the comparable period of 2004. The quarter-to-quarter decrease of $10.6 million (4%) in cash flow from operations consisted of:

     - a $76.6 million increase in cash from overall higher partnership income, net of non-cash items including depreciation charges and undistributed earnings from equity investments;

     - a $71.2 million decrease in cash inflows relative to net changes in working capital items;

     - a $10.2 million decrease in cash inflows relative to net changes in non-current assets and liabilities; and

     - a $5.8 million decrease related to lower distributions received from equity investments.

    The higher partnership income reflects the record level of segment earnings before depreciation, depletion and amortization reported in the first three months of 2005 and discussed above in "Results of Operations." The decrease in cash from working capital in the first quarter of 2005 compared to the first quarter of 2004 was mainly related to timing differences that resulted in higher payments in 2005 on trade accounts payables and lower collections on short-term natural gas pipeline imbalance receivables. The decrease in cash inflows relative to net changes in non-current items related to, among other things, higher payments made in the first quarter of 2005 to reduce both long-term natural gas imbalance liabilities and long-term reserves for natural gas lost and used during transmission. Finally, the decrease in cash from lower distributions received from equity investees was primarily due to lower distributions received from Red Cedar in the first quarter of 2005 compared to the first quarter of 2004. Since the summer of 2004, Red Cedar has increased its expansion capital spending and has funded a large portion of the expenditures with retained cash.

    Investing Activities

    Net cash used in investing activities was $168.0 million for the three month period ended March 31, 2005, compared to $196.6 million in the comparable 2004 period. The $28.6 million (15%) decrease in cash used in investing activities was primarily attributable to lower expenditures made in the first three months of 2005 for both strategic acquisitions and capital additions to our existing asset infrastructure.

    For the first quarter of 2005, our acquisition outlays totaled $6.5 million, which primarily related to our acquisition of a 64.5% gross working interest in the Claytonville oil field unit located in West Texas. For the comparable quarter last year, our acquisition outlays totaled $50.3 million, including $48.1 million for the acquisition of seven refined petroleum products terminals in the southeastern United States from Exxon Mobil Corporation. Including expansion and maintenance projects, our capital expenditures were $143.8 million in the first three months of 2005 versus $149.7 million in the same year-ago period. The $5.9 million (4%) decrease was chiefly due to lower capital investment in our CO2 business segment during the first quarter of 2005, versus the first quarter of 2004. We plan to invest approximately $240 million this year to further increase oil production at both the SACROC and Yates oil field units.

    Our sustaining capital expenditures were $24.2 million for the first three months of 2005 compared to $20.2 million for the first three months of 2004. Partially offsetting the overall decrease in cash used in investing activities was an $18.1 million use of cash in the first quarter of 2005 related to an increase in margin deposits associated with hedging activities utilizing energy derivative instruments. For more information on our hedging activities, see Note 10 to our consolidated financial statements included elsewhere in this report.

    Financing Activities

    Net cash used in financing activities amounted to $91.5 million for the three months ended March 31, 2005 and $50.0 million for the same prior-year period. The $41.5 million quarter-to-quarter increase in cash used in financing activities resulted primarily from a $251.8 million increase due to lower cash proceeds from partnership equity issuances, a $38.8 million increase due to higher partnership distributions, and an $8.6 million increase due to a reduction in our temporary cash book overdrafts, which represent outstanding checks in excess of funds on deposit. The overall increase in cash used in financing activities was partially offset by a $259.5 million increase in cash inflows from overall debt financing activities, which include both issuances and payments of debt, and debt issuance costs.

    The period-to-period decrease in cash flows from partnership equity issuances primarily relates to the cash received from our February 2004 issuance of common units and our March 2004 issuance of i-units. On February 9, 2004, we issued, in a public offering, an additional 5,300,000 of our common units at a price of $46.80 per unit, less commissions and underwriting expenses. After these fees, we received net proceeds of $237.8 million for the issuance of these common units. On March 25, 2004, we issued an additional 360,664 of our i-units to KMR at a price of $41.59 per share, less closing fees and commissions. After fees, we received net proceeds of $14.9 million for the issuance of these i-units. We used the proceeds from each of these issuances to reduce the borrowings under our commercial paper program. The $1.2 million in cash received during the first quarter of 2005 from the issuance of common units represented proceeds we received upon the exercise of common unit options by employees of KMI or KMGP Services Company, Inc. pursuant to our common unit option plan.

    Distributions to partners, consisting of our common and Class B unitholders, our general partner and minority interests, totaled $223.5 million in the first quarter of 2005 compared to $184.7 million in the same year-earlier period. The increase in distributions was due to an increase in the per unit cash distributions paid, an increase in the number of units outstanding and an increase in our general partner incentive distributions. The increase in our general partner incentive distributions resulted from both increased cash distributions per unit and an increase in the number of common units and i-units outstanding.

    The $259.5 million increase in cash inflows from overall debt financing activities was primarily due to the following:

    - a $498.7 million increase from the issuance of senior notes. On March 15, 2005, we closed a public offering of $500 million in principal amount of 5.80% senior notes due March 15, 2035. We used the proceeds from this issuance to reduce the borrowings under our commercial paper program;

    - a $200 million decrease from the retirement of senior notes. On March 15, 2005, we paid a maturing amount of $200 million in principal amount of 8.0% senior notes due on that date;

    - a $34.7 million decrease due to higher net payments on commercial paper borrowings in the first quarter of 2005 versus the first quarter of 2004; and

    - a $4.2 million decrease due to higher debt issuance costs, largely attributable to our March 2005 issuance of senior notes.

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

    Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. Our general partner's incentive distribution for the distribution that we declared for the first quarter of 2005 was $111.1 million. Our general partner's incentive distribution for the distribution that we declared for the first quarter of 2004 was $90.7 million. Our general partner's incentive distribution that we paid during the first quarter of 2005 to our general partner (for the fourth quarter of 2004) was $106.0 million. Our general partner's incentive distribution that we paid during the first quarter of 2004 to our general partner (for the fourth quarter of 2003) was $85.8 million. All partnership distributions we declare for the fourth quarter of each year are declared and paid in the first quarter of the following year.

    We believe that future operating results will continue to support similar levels of quarterly cash and i-unit distributions; however, no assurance can be given that future distributions will continue at such levels.

    Certain Contractual Obligations

    There has been no material changes in either certain contractual obligations or our obligations with respect to other entities which are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2004 in our 2004 Form 10-K report.

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

     - our ability to acquire new businesses and assets and integrate those operations into our existing operations, as well as our ability to make expansions to our facilities;

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

     - changes in laws or regulations, third-party relations and approvals, decisions of courts, regulators and governmental bodies that may adversely affect our business or our ability to compete;

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

     - our ability to obtain insurance coverage without a significant level of self-retention of risk;

     - acts of nature, sabotage, terrorism or other similar acts causing damage greater than our insurance coverage limits;

     -    capital markets conditions;

     - the political and economic stability of the oil producing nations of the world;

     - national, international, regional and local economic, competitive and regulatory conditions and developments;

     -    the ability to achieve cost savings and revenue growth;

     -    inflation;

     -    interest rates;

     -    the pace of deregulation of retail natural gas and electricity;

     -    foreign exchange fluctuations;

     - the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

     - the extent of our success in discovering, developing and producing oil and gas reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

     - engineering and mechanical or technological difficulties with operational equipment, in well completions and workovers, and in drilling new wells;

     - the uncertainty inherent in estimating future oil and natural gas production or reserves;

     -    the timing and success of business development efforts; and

     - unfavorable results of litigation and the fruition of contingencies referred to in Note 16 to our consolidated financial statements included elsewhere in this report.

    You should not put undue reliance on any forward-looking statements.

    See Items 1 and 2 "Business and Properties--Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2004, for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2004 Form 10-K report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2004, in Item 7A of our 2004 Form 10-K report. For more information on our risk management activities, see Note 10 to our consolidated financial statements included elsewhere in this report.


Item 4.  Controls and Procedures.

    As of March 31, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     None.


Item 3.  Defaults Upon Senior Securities.

     None.


Item 4.  Submission of Matters to a Vote of Security Holders.

     None.


Item 5.  Other Information.

     On May 4, 2005, we announced that C. Park Shaper has been elected President of KMI, KMR and Kinder Morgan G.P., Inc. Mr. Shaper remains a Director of KMR and Kinder Morgan G.P., Inc. In addition, Mr. Steve Kean has been elected Executive Vice President, Operations of KMI, KMR and Kinder Morgan G.P., Inc. and becomes a member of the Office of the Chairman, along with Messrs. Richard
D. Kinder and C. Park Shaper. Ms. Kim Allen, currently Vice President of Investor Relations and Treasurer, has been elected Chief Financial Officer of KMI, KMR and Kinder Morgan G.P., Inc. and will continue to manage investor relations. Mr. David D. Kinder, currently Vice President, Corporate Development, has been elected Treasurer of KMI, KMR and Kinder Morgan G.P., Inc. and will continue to manage corporate development. We also announced that (i) Deb Macdonald, our President - Natural Gas Pipeline would resign from that position effective October 2005; (ii) Scott Parker, President of KMI's Natural Gas Pipeline Company of America ("NGPL") would be promoted effective October 2005 to our President - Natural Gas Pipelines; (iii) David Devine would become President of NGPL effective October 2005; and (iv) Tom Martin had been promoted to President - Texas Intrastate Pipelines.


Item 6.   Exhibits.

4.1 -- Certificate of Vice President, Treasurer and Chief Financial Officer and Vice President, General Counsel and Secretary of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P. establishing the terms of the 5.80% Senior Notes due March 15, 2035.

4.2   --  Specimen of 5.80% Senior Notes due March 15, 2035 in book-entry form.

4.3 -- Certain instruments with respect to long-term debt of the Partnership and its consolidated subsidiaries which relate to debt that does not exceed 10% of the total assets of the Partnership and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. ss.229.601.

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

                               KINDER MORGAN ENERGY PARTNERS, L.P.
                               (A Delaware limited partnership)

                                By: KINDER MORGAN G.P., INC.,
                                    its General Partner

                                By: KINDER MORGAN MANAGEMENT, LLC,
                                    its Delegate

                                   /s/ Kimberly J. Allen
                                   ------------------------------
                                   Kimberly J. Allen
                                   Vice President and Chief Financial Officer
                                   (principal financial officer
                                   and principal accounting officer)
                                   Date:  May 6, 2005