Form 10-Q
period 2005-06-30
KINDER MORGAN ENERGY PARTNERS L P
filed 2005-08-01
CIK 888228

F O R M 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       or

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

 The Registrant had 148,583,914 common units outstanding as of July 26, 2005.

                 KINDER MORGAN ENERGY PARTNERS, L.P.
                          TABLE OF CONTENTS


                                                                          Page
                                                                         Number
                     PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited).................................  3
           Consolidated Statements of Income - Three and Six Months
           Ended June 30, 2005 and 2004..................................  3
           Consolidated Balance Sheets - June 30, 2005 and December
           31, 2004......................................................  4
           Consolidated Statements of Cash Flows - Six Months Ended
           June 30, 2005 and 2004........................................  5
           Notes to Consolidated Financial Statements....................  6

Item 2: Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................. 53
           Critical Accounting Policies and Estimates.................... 53
           Results of Operations......................................... 53
           Financial Condition........................................... 66
           Information Regarding Forward-Looking Statements.............. 70

Item 3: Quantitative and Qualitative Disclosures About Market Risk....... 72

Item 4: Controls and Procedures.......................................... 72




`                     PART II. OTHER INFORMATION

Item 1: Legal Proceedings............................................... 73

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds..... 73

Item 3: Defaults Upon Senior Securities................................. 73

Item 4: Submission of Matters to a Vote of Security Holders............. 73

Item 5: Other Information............................................... 73

Item 6: Exhibits........................................................ 74

        Signature....................................................... 75

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Unit Amounts)
                                   (Unaudited)

                                                            Three Months Ended June 30,           Six Months Ended June 30,
                                                            -------------------------------      -------------------------------
                                                                  2005              2004               2005              2004
                                                            -------------     -------------      -------------     -------------
Revenues
  Natural gas sales.......................................  $   1,492,534     $   1,449,493      $   2,845,149     $   2,775,787
  Services................................................        455,602           380,301            899,027           752,421
  Product sales and other.................................        178,219           127,388            354,111           251,230
                                                              -----------       -----------         ----------        ----------
                                                                2,126,355         1,957,182          4,098,287         3,779,438
                                                              -----------       -----------         ----------        ----------
Costs and Expenses
  Gas purchases and other costs of sales...................     1,487,574         1,439,326          2,825,344         2,756,635
  Operations and maintenance...............................       153,595           119,397            292,135           230,589
  Fuel and power...........................................        45,438            38,004             87,378            71,512
  Depreciation, depletion and amortization.................        88,261            69,878            173,288           137,409
  General and administrative...............................        50,133            39,457            123,985            87,711
  Taxes, other than income taxes...........................        26,225            19,756             52,051            39,076
                                                              -----------       -----------         ----------        ----------
                                                                1,851,226         1,725,818          3,554,181         3,322,932
                                                              -----------       -----------         ----------        ----------

Operating Income...........................................       275,129           231,364            544,106           456,506

Other Income (Expense)
  Earnings from equity investments.........................        22,838            20,609             48,910            41,078
  Amortization of excess cost of equity investments........        (1,409)           (1,394)            (2,826)           (2,788)
  Interest, net............................................       (65,312)          (46,592)          (124,039)          (93,813)
  Other, net...............................................           649              (489)              (672)              254
Minority Interest..........................................        (2,454)           (2,462)            (4,842)           (4,543)
                                                              -----------       -----------         ----------        ----------

Income Before Income Taxes.................................       229,441           201,036            460,637           396,694

Income Taxes...............................................        (7,615)           (5,818)           (15,190)           (9,722)
                                                               -----------      ------------         ----------       -----------

Net Income.................................................   $   221,826       $   195,218         $  445,447     $     386,972
                                                              ===========       ===========         ==========        ==========

General Partner's interest in Net Income...................   $   117,253       $    95,867         $  228,980     $     187,531

Limited Partners' interest in Net Income...................       104,573            99,351            216,467           199,441
                                                              -----------       -----------         ----------        ----------

Net Income.................................................   $   221,826       $   195,218         $  445,447     $     386,972
                                                              ===========       ===========         ==========        ==========

Basic and Diluted Limited Partners' Net Income per Unit ...   $     0.50        $     0.51          $     1.04     $        1.03
                                                              ===========       ==========          ==========        ==========

Weighted average number of units used in computation
  of Limited Partners'NetIncome per unit:
Basic......................................................       209,220           195,949            208,379           194,231
                                                              ===========       ===========         ==========        ==========

Diluted....................................................       209,465           196,030            208,529           194,316
                                                              ===========       ===========         ==========        ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)


                                                                     June 30,        December 31,
                                    ASSETS                             2005              2004
                                                                       ----              ----
Current Assets
  Cash and cash equivalents....................................   $      37,556     $           -
  Restricted deposits..........................................          32,420                 -
  Accounts, notes and interest receivable, net
     Trade.....................................................         737,332           739,798
     Related parties...........................................           4,341            12,482
  Inventories
     Products..................................................          20,443            17,868
     Materials and supplies....................................          11,627            11,345
  Gas imbalances
     Trade.....................................................          20,300            24,653
     Related parties...........................................           2,021               980
  Gas in underground storage...................................           4,331                 -
  Other current assets.........................................          92,543            46,045
                                                                  -------------     -------------
                                                                        962,914           853,171
                                                                  -------------     -------------
Property, Plant and Equipment, net.............................       8,399,686         8,168,680
Investments....................................................         427,195           413,255
Notes receivable
  Trade........................................................           1,944             1,944
  Related parties..............................................         110,126           111,225
Goodwill.......................................................         755,637           732,838
Other intangibles, net.........................................         200,487            15,284
Deferred charges and other assets..............................         413,016           256,545
                                                                  -------------     -------------
Total Assets...................................................     $11,271,005       $10,552,942
                                                                  =============     =============

                       LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
  Accounts payable
     Cash book overdrafts......................................   $       1,241     $      29,866
     Trade.....................................................         661,221           685,034
     Related parties...........................................           1,554            16,650
  Current portion of long-term debt............................               -                 -
  Accrued interest.............................................          67,693            56,930
  Accrued taxes................................................          48,776            26,435
  Deferred revenues............................................          13,483             7,825
  Gas imbalances...............................................          29,303            32,452
  Accrued other current liabilities............................         550,363           325,663
                                                                  -------------     -------------
                                                                      1,373,634         1,180,855
Long-Term Liabilities and Deferred Credits
  Long-term debt
     Outstanding...............................................       5,247,403         4,722,410
     Market value of interest rate swaps.......................         214,079           130,153
                                                                  -------------    --------------
                                                                      5,461,482         4,852,563
  Deferred revenues............................................          10,719            14,680
  Deferred income taxes........................................          57,782            56,487
  Asset retirement obligations.................................          37,228            37,464
  Other long-term liabilities and deferred credits.............         962,607           468,727
                                                                  -------------     -------------
                                                                      6,529,818         5,429,921
Commitments and Contingencies (Note 3)

Minority Interest..............................................          39,970            45,646
                                                                  -------------     -------------
Partners' Capital
  Common Units.................................................       2,417,390         2,438,011
  Class B Units................................................         114,965           117,414
  i-Units......................................................       1,752,212         1,694,971
  General Partner..............................................         112,161           103,467
  Accumulated other comprehensive loss.........................      (1,069,145)         (457,343)
                                                                  --------------    --------------
                                                                      3,327,583         3,896,520
Total Liabilities and Partners' Capital........................     $11,271,005       $10,552,942
                                                                  =============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.




              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         (Increase/(Decrease) in Cash and Cash Equivalents In Thousands)
                                   (Unaudited)

                                                                                           Six Months Ended June 30,
                                                                                             2005                2004
                                                                                        ---------------     ------------
Cash Flows From Operating Activities
  Net income........................................................................... $    445,447        $    386,972
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, depletion and amortization...........................................      173,288             137,409
    Amortization of excess cost of equity investments..................................        2,826               2,788
    Earnings from equity investments...................................................      (48,910)            (41,078)
  Distributions from equity investments................................................       30,089              35,005
  Changes in components of working capital, net of effects of acquisitions:
    Accounts receivable................................................................       11,455            (139,540)
    Other current assets...............................................................       (3,528)             23,614
    Inventories........................................................................       (2,180)             (3,978)
    Accounts payable...................................................................      (38,721)            160,917
    Accrued liabilities................................................................       14,233             (20,597)
    Accrued taxes......................................................................       22,356              17,534
  Other, net...........................................................................      (18,115)             (3,240)
                                                                                        -------------       -------------
Net Cash Provided by Operating Activities..............................................      588,240             555,806
                                                                                        ------------        ------------

Cash Flows From Investing Activities
  Acquisitions of assets...............................................................     (193,330)            (51,679)
  Additions to property, plant and equip. for expansion and maintenance projects.......     (341,609)           (339,525)
  Sale of investments, property, plant and equipment, net of removal costs.............        2,474               1,452
  Investments in margin deposits.......................................................      (32,420)                 --
  Contributions to equity investments..................................................       (1,070)             (3,875)
  Natural gas stored underground and natural gas liquids line-fill.....................      (20,574)               (564)
  Other................................................................................         (295)               (897)
                                                                                        -------------       -------------
Net Cash Used in Investing Activities..................................................     (586,824)           (395,088)
                                                                                        ------------        ------------

Cash Flows From Financing Activities
  Issuance of debt.....................................................................    2,599,233           2,744,061
  Payment of debt......................................................................   (2,074,849)         (2,767,262)
  Debt issue costs.....................................................................       (4,994)               (317)
  Repayments on loans to related parties...............................................        1,048                  --
  Decrease in cash book overdrafts.....................................................      (28,625)                 --
  Proceeds from issuance of common units...............................................        1,532             238,051
  Proceeds from issuance of i-units....................................................            -              14,925
  Contributions from minority interest.................................................        1,510               3,272
  Distributions to partners:
    Common units.......................................................................     (222,099)           (188,248)
    Class B units......................................................................       (7,970)             (7,279)
    General Partner....................................................................     (220,286)           (179,140)
    Minority interest..................................................................       (5,785)             (4,716)
  Other, net...........................................................................       (2,370)             (3,667)
                                                                                        -------------       -------------
Net Cash Provided by (Used in) Financing Activities....................................       36,345            (150,320)
                                                                                        -------------       -------------

Effect of exchange rate changes on cash and cash equivalents...........................         (205)                 --
                                                                                        -------------       -------------

Increase in Cash and Cash Equivalents..................................................        37,556              10,398
Cash and Cash Equivalents, beginning of period.........................................             -              23,329
                                                                                        -------------       -------------
Cash and Cash Equivalents, end of period...............................................  $     37,556        $     33,727
                                                                                        =============       =============

Noncash Investing and Financing Activities:
  Assets acquired by the issuance of units.............................................        46,250                  --
  Assets acquired by the assumption of liabilities.....................................        15,387               3,724


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

2.  Acquisitions and Joint Ventures

  During the first six months of 2005, we completed or made adjustments for the following acquisitions. Each of the acquisitions was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The preliminary allocation of assets and liabilities may be adjusted to reflect the final determined amounts during a period of time following the acquisition. The results of operations from these acquisitions are included in our consolidated financial statements from the acquisition date.



                                                                                Allocation of Purchase Price
                                                   -----------------------------------------------------------------------------
                                                                                     (in millions)
                                                   -----------------------------------------------------------------------------
Ref.   Date                      Acquisition         Purchase       Current     Property      Deferred     Goodwill    Minority
                                                                                 Plant &       Charges
                                                       Price        Assets      Equipment      & Other                 Interest
---- --------- --------------------------------------------------  ---------- -------------- ------------ ----------- ----------
(1)     1/02   Kinder Morgan Materials Services LLC..   $   14.4        $0.9         $13.5     $       -      $    -        $ -
(2)     8/04   Kinder Morgan Wink Pipeline, L.P......      100.3         0.1          77.4          22.8           -          -
(3)    10/04   Kinder Morgan River Terminals LLC.....       89.7        10.2          70.2           3.1         6.2          -
(4)    11/04   Charter Products Terminals............       75.2         3.7          56.5           3.0        13.1       (1.1)
(5)    12/04   Kinder Morgan Fairless Hills Terminal.        7.5         0.3           5.9           1.3           -          -
(6)     1/05   Claytonville Oil Field Unit ..........        6.5           -           6.5             -           -          -
(7)     4/05   Texas Petcoke Terminal Region ........    $ 245.0         $ -         $72.4       $ 162.7        $9.9        $ -



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

  (2) Kinder Morgan Wink Pipeline, L.P.

  Effective August 31, 2004, we acquired all of the partnership interests in Kaston Pipeline Company, L.P. from KPL Pipeline Company, LLC and RHC Holdings, L.P. for a purchase price of approximately $100.3 million, consisting of $89.9 million in cash and the assumption of approximately $10.4 million of liabilities, including debt of $9.5 million. In September 2004, we paid the $9.5 million outstanding debt balance. We renamed the limited partnership Kinder Morgan Wink Pipeline, L.P., and since August 31, 2004, we have included its results as part of our CO2 business segment. In the second quarter of 2005, we made our final allocation of purchase price to acquired assets, resulting in offsetting adjustments to intangibles and property, plant and equipment in the amount of $1.0 million. The acquisition included a 450-mile crude oil pipeline system, consisting of four mainline sections, numerous gathering systems and truck off-loading stations. The mainline sections, all in Texas, have a total capacity of 115,000 barrels of crude oil per day. As part of the transaction, we entered into a long-term throughput agreement with Western Refining Company, L.P. to transport crude oil into Western's 107,000 barrel per day refinery in El Paso, Texas. The acquisition allows us to better manage crude oil deliveries from our oil field interests in West Texas. Our allocation of the purchase price to assets acquired and liabilities assumed was based on an independent appraisal of fair market values, which was completed in the second quarter of 2005. The $22.8 million of deferred charges and other assets in the table above represents the fair value of the intangible long-term throughput agreement.

  (3) Kinder Morgan River Terminals LLC

  Effective October 6, 2004, we acquired Global Materials Services LLC and its consolidated subsidiaries from Mid-South Terminal Company, L.P. for approximately $89.7 million, consisting of $31.8 million in cash and $57.9 million of assumed liabilities, including debt of $33.7 million. Global Materials Services LLC, which we renamed Kinder Morgan River Terminals LLC, operates a network of 21 river terminals and two rail transloading facilities primarily located along the Mississippi River system. The network provides loading, storage and unloading points for various bulk commodity imports and exports. As of our acquisition date, we expected to invest an additional $9.4 million over the next two years to expand and upgrade the terminals, which are located in 11 Mid-Continent states. The acquisition further expands and diversifies our customer base and complements our existing terminal facilities located along the lower-Mississippi River system. The acquired terminals are included in our Terminals business segment. Our allocation of the purchase price to assets acquired and liabilities assumed is preliminary, pending final purchase price adjustments that may be necessary following an independent appraisal of fair market values. We expect the appraisal to be completed in the third quarter of 2005. In the second quarter of 2005, we made purchase price adjustments that increased receivables $0.3 million, decreased goodwill $0.2 million, and increased current liabilities $0.1 million. The changes related to adjustments in receivables due from certain outstanding life insurance policies, and to adjustments in assumed liabilities at acquisition. The $6.2 million of goodwill was assigned to our Terminals business segment, and the entire amount is expected to be deductible for tax purposes.

  (4) Charter Products Terminals

  Effective November 5, 2004, we acquired ownership interests in nine refined petroleum products terminals in the southeastern United States from Charter Terminal Company and Charter-Triad Terminals, LLC for approximately $75.2 million, consisting of $72.4 million in cash and $2.8 million of assumed liabilities. Three terminals are located in Selma, North Carolina, and the remaining facilities are located in Greensboro and Charlotte, North Carolina; Chesapeake and Richmond, Virginia; Athens, Georgia; and North Augusta, South Carolina. We fully own seven of the terminals and jointly own the remaining two. The nine facilities have a combined 3.2 million barrels of storage. All of the terminals are connected to products pipelines owned by either Plantation Pipe Line Company or Colonial Pipeline Company. The acquisition complements the other terminals we own in the Southeast and increased our southeast terminal storage capacity 76% (to 7.7 million barrels) and terminal throughput capacity 62% (to over 340,000 barrels per day). The acquired terminals are included as part of our Products Pipelines business segment. Our allocation of the purchase price to assets acquired and liabilities assumed was based on an independent appraisal of fair market values, which is expected to be completed in the third quarter of 2005. The $13.1 million of goodwill was assigned to our Products Pipelines business segment and the entire amount is expected to be deductible for tax purposes.

  (5) Kinder Morgan Fairless Hills Terminal

  Effective December 1, 2004, we acquired substantially all of the assets used to operate the major port distribution facility located at the Fairless Industrial Park in Bucks County, Pennsylvania for an aggregate consideration of approximately $7.5 million, consisting of $7.2 million in cash and $0.3 million in assumed liabilities. The facility, referred to as our Kinder Morgan Fairless Hills Terminal, was purchased from Novolog Bucks County, Inc. and is located along the Delaware River. It is the largest port on the East Coast for the handling of semi-finished steel slabs, which are used as feedstock by domestic steel mills. The port operations at Fairless Hills also include the handling of other types of steel and specialized cargo that caters to the construction industry and service centers that use steel sheet and plate. In the second quarter of 2005, after completing a final inventory count, we allocated $0.3 million of our purchase price that was originally allocated to property, plant and equipment to current assets (materials and supplies-parts inventory). The terminal acquisition expanded our presence along the Delaware River and complemented our existing Mid-Atlantic terminal facilities. We include its operations in our Terminals business segment.

  (6) Claytonville Oil Field Unit

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

  (7) Texas Petcoke Terminal Region

  Effective April 29, 2005, we acquired seven bulk terminal operations from Trans-Global Solutions, Inc. for an aggregate consideration of approximately $245 million, consisting of $183.7 million in cash, $46.3 million in common units, and an obligation to pay an additional $15 million on April 29, 2007, two years from closing. We will settle the $15 million liability by issuing additional common units. All of the acquired assets are located in the State of Texas, and include facilities at the Port of Houston, the Port of Beaumont and the TGS Deepwater Terminal located on the Houston Ship Channel. We combined the acquired operations into a new terminal region called the Texas Petcoke region, as certain of the terminals have contracts in place to provide petroleum coke handling services for major Texas oil refineries. The acquisition complemented our existing Gulf Coast terminal facilities and expanded our pre-existing petroleum coke handling operations. The acquired operations are included as part of our Terminals business segment. Our allocation of the purchase price to assets acquired and liabilities assumed was based on an independent appraisal of fair market values, which is expected to be completed in the third quarter of 2005. The $9.9 million of goodwill was assigned to our Terminals business segment and the entire amount is expected to be deductible for tax purposes. The $162.7 million of deferred charges and other assets in the table above represents the fair value of intangible customer relationships, which encompass both the contractual life of customer contracts plus any future customer relationship value beyond the contract life.

  Pro Forma Information

  The following summarized unaudited pro forma consolidated income statement information for the six months ended June 30, 2005 and 2004, assumes that all of the acquisitions we have made and joint ventures we have entered into since January 1, 2004, including the ones listed above, had occurred as of the beginning of the period presented. We have prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed these acquisitions and joint ventures as of the beginning of the period presented or the results that will be attained in the future. Amounts presented below are in thousands, except for the per unit amounts:

                                                        Pro Forma
                                                 Six Months Ended June 30,
                                            ------------------------------------
                                                 2005                2004
                                            ---------------     ----------------
                                                        (Unaudited)
Revenues.................................  $ 4,117,541           $    3,884,840
Operating Income.........................      551,604                  493,434
Net Income...............................  $   451,215           $      419,790
Basic and Diluted Limited Partners'
   Net Income per unit...................  $      1.06           $          1.17


  Acquisitions subsequent to June 30, 2005

  Natural Gas Storage Facility

  On June 28, 2005, we announced that we had agreed to acquire a natural gas storage facility in Liberty County, Texas, from Texas Genco LLC for an aggregate consideration of approximately $100 million, consisting of $51 million in cash and $49 million in assumed debt. The facility, referred to as our Dayton storage facility, has approximately 6.3 billion cubic feet of total capacity, consisting of 4.2 billion cubic feet of working capacity and 2.1 billion cubic feet of pad gas. The acquisition complements our existing Texas intrastate natural gas pipeline group assets and positions us to pursue expansions at the facility that will provide needed services to utilities, the growing liquefied natural gas industry along the Texas Gulf Coast, and other natural gas storage users. Additionally, as part of the transaction, we have entered into a long-term storage capacity and transportation agreement with Texas Genco, one of the largest wholesale electric power generating companies in the United States, with over 13,000 megawatts of generation capacity. The transaction is expected to close in the third quarter of 2005, and we will include the Dayton storage facility's operations in our Natural Gas Pipelines business segment.

  Terminal Assets

  In July 2005, we announced three separate terminal acquisitions totaling $50 million, including capital to enhance operational efficiency. The largest of the transactions is the purchase of a refined petroleum products terminal in New York Harbor from ExxonMobil Oil Corporation. The second acquisition involves a dry-bulk river terminal located in the State of Kentucky, and the third involves a liquids/dry-bulk facility located in Blytheville, Arkansas.

  The New York terminal, located on Staten Island, currently has storage capacity of 2.3 million barrels for gasoline, diesel and fuel oil, and we expect to bring several idle tanks back into service that would add another 550,000 barrels of capacity. In addition, we plan to rebuild a ship berth with the ability to accommodate tanker vessels. As part of the transaction, ExxonMobil has entered into a long-term storage capacity agreement with us and will continue to utilize a portion of the terminal. The acquisition complements our existing Northeast liquid terminal facilities located in Carteret and Perth Amboy, New Jersey. The transaction was closed in July 2005, and we will include the terminal's operations in our Terminals business segment.

  The dry-bulk terminal, located along the Ohio River in Hawsville, Kentucky, primarily handles wood chips and finished paper products. As part of the transaction, we assumed a long-term handling agreement with Weyerhauser Company, an international forest products company, and we plan to expand the terminal in order to increase utilization and provide storage services for additional products. The acquisition complements our existing terminal assets located in the Ohio River Valley and further expands our wood-chip handling businesses. The transaction was closed in July 2005, and we will include the terminal's operations in our Terminals business segment.

  The assets acquired at the liquids/dry-bulk facility in Blytheville, Arkansas consist of storage and supporting infrastructure for 40,000 tons of anhydrous ammonia, 9,500 tons of urea ammonium nitrate solutions and 40,000 tons of urea. As part of the transaction, we have entered into a long-term agreement to sublease all of the existing anhydrous ammonia and urea ammonium nitrate terminal assets to Terra Nitrogen Company, L.P. The facility puts us into position to take advantage of the increase in fertilizer imports that has resulted from the shut down of domestic production. The terminal is one of only two facilities in the United States that can handle imported fertilizer and provide shipment west on railcars. The transaction was closed in July 2005, and we will include the terminal's operations in our Terminals business segment.


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

  A FERC administrative law judge held hearings in 1996, and issued an initial decision in September 1997. The initial decision held that all but one of SFPP's West Line rates were "grandfathered" under the Energy Policy Act of

1992 and therefore deemed to be just and reasonable; it further held that complainants had failed to prove "substantially changed circumstances" with respect to those rates and that the rates therefore could not be challenged in the Docket No. OR92-8 et al. proceedings, either for the past or prospectively. However, the initial decision also made rulings generally adverse to SFPP on certain cost of service issues relating to the evaluation of East Line rates, which are not "grandfathered" under the Energy Policy Act. Those issues included the capital structure to be used in computing SFPP's "starting rate base," the level of income tax allowance SFPP may include in rates and the recovery of civil and regulatory litigation expenses and certain pipeline reconditioning costs incurred by SFPP. The initial decision also held SFPP's Watson Station gathering enhancement service was subject to FERC jurisdiction and ordered SFPP to file a tariff for that service.

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

  Briefing in the Court of Appeals was completed in August 2003, and oral argument took place on November 12, 2003. On July 20, 2004, the Court of Appeals issued its opinion in BP West Coast Products, LLC v. Federal Energy Regulatory Commission, No. 99-1020, On Petitions for Review of Orders of the Federal Energy Regulatory Commission (Circuit opinion), addressing in part the tariffs of SFPP, L.P. Among other things, the Circuit Court opinion vacated the income tax allowance portion of the FERC opinion and order allowing recovery in SFPP's rates for income taxes and remanded to the FERC this and other matters for further proceedings consistent with the court's opinion. In reviewing a series of FERC orders involving SFPP, the court held, among other things, that the FERC had not adequately justified its policy of providing an oil pipeline limited partnership with an income tax allowance equal to the proportion of its limited partnership interests owned by corporate partners. By its terms, the portion of the opinion addressing SFPP only pertained to SFPP, L.P. and was based on the record in that case.

  The Court of Appeals held that, in the context of the Docket No. OR92-8, et al. proceedings, all of SFPP's West Line rates were grandfathered other than the charge for use of SFPP's Watson Station gathering enhancement facility and the rate for turbine fuel movements to Tucson under SFPP Tariff No. 18. It concluded that the FERC had a reasonable basis for concluding that the addition of a West Line origin point at East Hynes, California did not involve a new "rate" for purposes of the Energy Policy Act. It rejected arguments from West Line Shippers that certain protests and complaints had challenged West Line rates prior to the enactment of the Energy Policy Act.

  The Court of Appeals also held that complainants had failed to satisfy their burden of demonstrating substantially changed circumstances, and therefore could not challenge grandfathered West Line rates in the Docket No. OR92-8 et al. proceedings. It specifically rejected arguments that other shippers could "piggyback" on the special Energy Policy Act exception permitting Navajo to challenge grandfathered West Line rates, which Navajo had withdrawn under a settlement with SFPP. The court remanded to the FERC the changed circumstances issue "for further consideration" in light of the court's decision regarding SFPP's tax allowance. While the FERC had previously held in the OR96-2 proceeding (discussed following) that the tax allowance policy should not be used as a stand-alone factor in determining when there have been substantially changed circumstances, the FERC's May 4, 2005 income tax allowance policy statement (discussed following) may affect how the FERC addresses the changed circumstances and other issues remanded by the court.

  The Court of Appeals upheld the FERC's rulings on most East Line rate issues; however, it found the FERC's reasoning inadequate on some issues, including the tax allowance.

  The court held the FERC had sufficient evidence to use SFPP's December 1988 stand-alone capital structure to calculate its starting rate base as of June 1985; however, it rejected SFPP arguments that would have resulted in a higher starting rate base.

  The Court of Appeals accepted the FERC's treatment of regulatory litigation costs, including the limitation of recoverable costs and their offset against "unclaimed reparations" - that is, reparations that could have been awarded to parties that did not seek them. The court also accepted the FERC's denial of any recovery for the costs of civil litigation by East Line shippers against SFPP based on the 1992 re-reversal of the six-inch line between Tucson and Phoenix. However, the court did not find adequate support for the FERC's decision to allocate the limited litigation costs that SFPP was allowed to recover in its rates equally between the East Line and the West Line, and ordered the FERC to explain that decision further on remand.

  The Court of Appeals held the FERC had failed to justify its decision to deny SFPP any recovery of funds spent to recondition pipe on the East Line, for which SFPP had spent nearly $6 million between 1995 and 1998. It concluded that the Commission's reasoning was inconsistent and incomplete, and remanded for further explanation, noting that "SFPP's shippers are presently enjoying the benefits of what appears to be an expensive pipeline reconditioning program without sharing in any of its costs."

  The Court of Appeals affirmed the FERC's rulings on reparations in all respects. It held the Arizona Grocery doctrine did not apply to orders requiring SFPP to file "interim" rates, and that "FERC only established a final rate at the completion of the OR92-8 proceedings." It held that the Energy Policy Act did not limit complainants' ability to seek reparations for up to two years prior to the filing of complaints against rates that are not grandfathered. It rejected SFPP's arguments that the FERC should not have used a "test period" to compute reparations that it should have offset years in which there were underrecoveries against those in which there were overrecoveries, and that it should have exercised its discretion against awarding any reparations in this case.

  The Court of Appeals also rejected:

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

  On September 2, 2004, BP West Coast Products, ChevronTexaco, ConocoPhillips and ExxonMobil filed a petition for rehearing and rehearing en banc asking the Court of Appeals to reconsider its ruling that West Line rates were not subject to investigation at the time the Energy Policy Act was enacted. On September 3, 2004, SFPP filed a petition for rehearing asking the court to confirm that the FERC has the same discretion to address on remand the income tax allowance issue that administrative agencies normally have when their decisions are set aside by reviewing courts because they have failed to provide a reasoned basis for their conclusions. On October 4, 2004, the Court of Appeals denied both petitions without further comment.

  On November 2, 2004, the Court of Appeals issued its mandate remanding the Docket No. OR92-8 proceedings to the FERC. SFPP and shipper parties subsequently filed various pleadings with the FERC regarding the proper nature and scope of the remand proceedings. On December 2, 2004, the FERC issued a Notice of Inquiry and opened a new proceeding (Docket No. PL05-5) to consider how broadly the court's ruling on the tax allowance issue in BP West Coast Products, LLC v. FERC
                                             ----------------------------------
should affect the range of entities the FERC regulates. The FERC sought comments on whether the court's ruling applies only to the specific facts of the SFPP proceeding, or also extends to other capital structures involving partnerships and other forms of ownership. Comments were filed by numerous parties, including our Rocky Mountain natural gas pipelines, in the first quarter of 2005. On May 4, 2005, the FERC adopted a policy statement in Docket No. PL05-5, providing that all entities owning public utility assets - oil and gas pipelines and electric utilities - would be permitted to include an income tax allowance in their cost-of-service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. Any tax pass-through entity seeking an income tax allowance would have to establish that its partners or members have an actual or potential income tax obligation on the entity's public utility income. The FERC expressed the intent to implement its policy in individual cases as they arise. Subject to that case-specific implementation, the policy appears to provide an opportunity for partnership-owned pipelines to seek allowances based upon their entire income paid to partners, rather than the partial allowance provided under the prior Lakehead approach. We expect the final adoption and implementation by the FERC of the policy statement in individual cases will be subject to review of the United States Court of Appeals for the District of Columbia Circuit. The FERC's June 1, 2005 Order on Remand and Rehearing (discussed following) required further briefing with respect to the SFPP income tax allowance and may result in further proceedings on that issue.

  On December 17, 2004, the Court of Appeals issued orders directing that the petitions for review relating to FERC orders issued after November 2001, which had previously been severed from the main Court of Appeals docket, should continue to be held in abeyance pending completion of the remand proceedings before the FERC.

  On January 3, 2005, SFPP filed a petition for a writ of certiorari asking the United States Supreme Court to review the Court of Appeals' ruling that the Arizona Grocery doctrine does not apply to "interim" rates, and that "FERC only established a final rate at the completion of the OR92-8 proceedings." BP West Coast Products and ExxonMobil also filed a petition for certiorari, on December 30, 2004, seeking review of the Court of Appeals' ruling that there was no pending investigation of West Line rates at the time of enactment of the Energy Policy Act (and thus that those rates remained grandfathered). On April 6, 2005, the Solicitor General filed a brief in opposition to both petitions on behalf of the FERC and United States, and Navajo, ConocoPhillips, Ultramar, Valero and Western Refining filed an opposition to SFPP's petition. SFPP filed a reply to those briefs on April 18, 2005. On May 16, 2005, the Supreme Court issued orders denying the petitions for certiorari filed by SFPP and by BP West Coast Products and ExxonMobil.

  On June 1, 2005, the FERC issued its Order on Remand and Rehearing, which addressed issues in both the OR92-8 and OR96-2 proceedings. The rulings regarding the OR96-2 proceedings (discussed following).

  With respect to the OR92-8 proceedings, the June 1, 2005 order ruled on several issues that had been remanded by the Court of Appeals in BP West Coast Products and required further briefing on the income tax allowance issue in light of the FERC's May 4, 2005 policy statement. The FERC held that SFPP's allowable regulatory litigation costs in the OR92-8 proceedings should be allocated between the East Line and the West Line based on the volumes carried by those lines during the relevant period. In doing so, it reversed its prior decision to allocate those costs between the two lines on a 50-50 basis. The FERC affirmed its prior decision to exclude SFPP's pipeline reconditioning costs from the cost of service in the OR92-8 proceedings but stated that SFPP will have an opportunity to justify much of those reconditioning expenses in the OR96-2 proceedings.

  The FERC held that SFPP's contract charge for use of the Watson Station gathering enhancement facilities was not grandfathered and required further proceedings before an administrative law judge to determine the reasonableness of that charge; those proceedings are currently scheduled to go to hearing in December 2005. However, the FERC deferred further proceedings on the non-grandfathered West Line turbine fuel rate until completion of its review of the initial decision in phase two of the OR96-2 proceedings.

  With respect to the income tax allowance, the FERC held that its May 4, 2005 policy statement would apply in the OR92-8 and OR96-2 proceedings and that SFPP "should be afforded an income tax allowance on all of its partnership interests to the extent that the owners of those interests had an actual or potential tax liability during the periods at issue." It directed SFPP and opposing parties to file briefs regarding the state of the existing record on those questions and the need for further proceedings. Those filings are described below in the discussion of the OR96-2 proceedings.

  Petitions for review of the June 1, 2005 order by the United States Court of Appeals for the District of Columbia Circuit have been filed by SFPP, Navajo, Western Refining, BP West Coast Products, ExxonMobil, Chevron, ConocoPhillips, Ultramar and Valero. SFPP has moved to intervene in the review proceedings brought by the other parties.

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

  As part of its February 28, 2003 order denying SFPP's application for market-based ratemaking authority, the FERC remanded to the ongoing litigation in Docket No. OR96-2, et al. the question of whether SFPP's current rate for service on the Sepulveda line is just and reasonable. A hearing in this proceeding was held in February and March 2005. The matter has now been briefed to the administrative law judge in this proceeding and his initial decision is pending.

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

  On March 26, 2004, the FERC issued an order on the phase one initial decision. The FERC's phase one order reversed the initial decision by finding that SFPP's rates for its North and Oregon Lines should remain "grandfathered" and amended the initial decision by finding that SFPP's West Line rates (i) to Yuma, Tucson and CalNev, as of 1995, and (ii) to Phoenix, as of 1997, should no longer be "grandfathered" and are not just and reasonable. The FERC upheld these findings in its June 1, 2005 order, although it appears to have found substantially changed circumstances as to SFPP's West Line rates on a somewhat different basis than in the phase one order. The FERC's phase one order did not address prospective West Line rates and whether reparations are necessary. As discussed below, those issues have been addressed in the non-binding phase two initial decision issued by the presiding administrative law judge. The FERC's phase one order also did not address the "grandfathered" status of the Watson Station fee, noting that it would address that issue once it was ruled on by the Court of Appeals in its review of the FERC's Opinion No. 435 orders; as noted above, the FERC held in its June 1, 2005 order that the Watson Station fee is not grandfathered. Several of the participants in the proceeding requested rehearing of the FERC's phase one order. The FERC denied those requests in its June 1, 2005 order. In addition, several participants, including SFPP, filed petitions with the United States Court of Appeals for the District of Columbia Circuit for review of the FERC's phase one order. On August 13, 2004, the FERC filed a motion to dismiss the pending petitions for review of the phase one order, which Petitioners, including SFPP, answered on August 30, 2004. On December 20, 2004, the Court referred the FERC's motion to the merits panel and directed the parties to address the issues in that motion on brief, thus effectively dismissing the FERC's motion. In the same order, the Court granted a motion to hold the petitions for review of the FERC's phase one order in abeyance and directed the parties to file motions to govern future proceeding 30 days after FERC disposition of the pending rehearing requests, which motions were filed in June and July of 2005; at least two such motions requested that the Court simultaneously review appeals of the March 26, 2004 phase one order and the June 1, 2005 order. Court action is now pending.

  The FERC's phase one order also held that SFPP failed to seek authorization for the accounting entries necessary to reflect in SFPP's books, and thus in its annual report to FERC ("FERC Form 6"), the purchase price adjustment ("PPA") arising from SFPP's 1998 acquisition by us. The phase one order directed SFPP to file for permission to reflect the PPA in its FERC Form 6 for the calendar year 1998 and each subsequent year. In its April 26, 2004 compliance filing, SFPP noted that it had previously requested such permission and that the FERC's regulations require an oil pipeline to include a PPA in its Form 6 without first seeking FERC permission to do so. Several parties protested SFPP's compliance filing. In its June 1, 2005 order, the FERC accepted SFPP's compliance filing.

  In the June 1, 2005 order, the FERC directed SFPP to file a brief addressing whether the records developed in the OR92-8 and OR96-2 cases were sufficient to determine SFPP's entitlement to include an income tax allowance in its rates under the FERC's new policy statement. On June 16, 2005, SFPP filed its brief reviewing the pertinent records in the pending cases and applicable law. SFPP demonstrated that, based on the tax-paying characteristics of the types of entities that, during the years at issue in the two cases, owned limited partnership interests in us, the master limited partnership that indirectly owns nearly all of SFPP, the income generated by SFPP was subject to actual or potential tax liability, thereby justifying the FERC in granting SFPP a full income tax allowance. SFPP's opponents in the two cases filed reply briefs contesting SFPP's presentation. It is not possible to predict with certainty the ultimate resolution of this issue, particularly given the likelihood that the FERC's policy statement and its decision in these cases will be appealed to the federal courts.

  On September 9, 2004, the presiding administrative law judge issued his non-binding initial decision in the phase two portion of this proceeding. If affirmed by the FERC, the phase two initial decision would establish the basis for prospective rates and the calculation of reparations for complaining shippers with respect to the West Line and East Line. However, as with the phase one initial decision, the phase two initial decision must be fully reviewed by the FERC, which may accept, reject or modify the decision. A FERC order on phase two of the case is expected during the third quarter of 2005. Any such order may be subject to further FERC review, review by the United States Court of Appeals for the District of Columbia Circuit, or both.

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

  We estimated, as of December 31, 2003, that shippers' claims for reparations totaled approximately $154 million and that prospective rate reductions would have an aggregate average annual impact of approximately $45 million. As the timing for implementation of rate reductions and the payment of reparations is extended, total estimated reparations and the interest accruing on the reparations increase. For each calendar quarter of delay in the implementation of rate reductions sought, we estimate that reparations and accrued interest accumulates by approximately $9 million. We now assume that any potential rate reductions will be implemented no earlier than the third quarter of 2005 and that reparations and accrued interest thereon will be paid no earlier than the third quarter of 2006; however, the timing, and nature, of any rate reductions and reparations that may be ordered will likely be affected by the final disposition of the FERC's June 1, 2005 order, the FERC's income tax allowance inquiry in Docket No. PL05-5 and the application of the FERC's new policy statement on income tax allowances to SFPP in the OR92-8 and OR96-2 proceedings (described above). If the phase two initial decision were to be largely adopted by the FERC, the estimated reparations and rate reductions would be larger than noted above; however, we continue to estimate the combined annual impact of the rate reductions and the capital costs associated with financing the payment of reparations sought by shippers and accrued interest thereon to be approximately 15 cents of distributable cash flow per unit. We believe, however, that the ultimate resolution of these complaints will be for amounts substantially less than the amounts sought.

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

  Airlines OR04-3 proceeding. On September 21, 2004, America West Airlines, Inc., Southwest Airlines, Co., Northwest Airlines, Inc. and Continental Airlines, Inc. (collectively, the "Airlines") filed a complaint against SFPP at the FERC. The Airlines' complaint alleges that the rates on SFPP's West Line and SFPP's charge for its gathering enhancement service at Watson Station are not just and reasonable. The Airlines seek rate reductions and reparations for two years prior to the filing of their complaint. BP West Coast Products LLC and ExxonMobil Oil Corporation, ConocoPhillips Company, Navajo Refining Company, L.P., and ChevronTexaco Products Company all filed timely motions to intervene in this proceeding. Valero Marketing and Supply Company filed a motion to intervene one day after the deadline. SFPP answered the Airlines' complaint on October 12, 2004. On October 29, 2004, the Airlines filed a response to SFPP's answer and on November 12, 2004, SFPP replied to the Airlines' response. In March and June 2005, the Airlines filed motions seeking expedited action on their complaint, and in July 2005, the Airlines filed a motion seeking to sever issues related to the Watson Station gathering enhancement fee from the OR04-3 proceeding and consolidate them in the proceeding regarding the justness and reasonableness of that fee that the FERC docketed as part of the June 1, 2005 order. FERC action on those motions and the complaint is pending.

OR05-4 proceeding. On December 22, 2004, BP West Coast Products LLC and ExxonMobil Oil Corporation filed a complaint against SFPP at the FERC, which the FERC docketed as OR05-4. The complaint alleges that SFPP's interstate rates are not just and reasonable, that certain rates found grandfathered by the FERC are not entitled to such status, and, if so entitled, that "substantially changed circumstances" have occurred, removing such protection. The complainants seek rate reductions and reparations for two years prior to the filing of their complaint and ask that the complaint be consolidated with the Airlines' complaint in the OR04-3 proceeding. ConocoPhillips Company, Navajo Refining Company, L.P., and Western Refining Company, L.P. all filed timely motions to intervene in this proceeding. SFPP answered the complaint on January 24, 2005.

  On December 29, 2004, ConocoPhillips filed a complaint against SFPP at the FERC, which the FERC docketed as OR05-5. The complaint alleges that SFPP's interstate rates are not just and reasonable, that certain rates found grandfathered by the FERC are not entitled to such status, and, if so entitled, that "substantially changed circumstances" have occurred, removing such protection. ConocoPhillips seeks rate reductions and reparations for two years prior to the filing of their complaint. BP West Coast Products LLC and ExxonMobil Oil Corporation, Navajo Refining Company, L.P., and Western Refining Company, L.P. all filed timely motions to intervene in this proceeding. SFPP answered the complaint on January 28, 2005.

   On February 25, 2005, the FERC consolidated the complaints in Docket Nos. OR05-4 and OR05-5 and held them in abeyance until after the conclusion of the various pending SFPP proceedings, deferring any ruling on the validity of the complaints. On March 28, 2005, BP West Coast and ExxonMobil requested rehearing of one aspect of the February 25, 2005 order; they argued that any tax allowance matters in these proceedings could not be decided in, or as a result of, the FERC's inquiry into income tax allowance in Docket No.
PL05-5. On June 8, 2005,
the FERC denied the request for rehearing. On March 14, 2005 and June 13, 2005, Valero and Chevron, respectively, filed untimely motions to intervene in the consolidated proceedings. FERC action on those motions is pending. The complaints continue to be held in abeyance.

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

  The rehearing complaint was heard by the CPUC in October 2000 and the April 2000 complaint and SFPP's market-based application were heard by the CPUC in February 2001. All three matters stand submitted as of April 13, 2001, and resolution of these submitted matters may occur within the third or fourth quarter of 2005.

  The CPUC subsequently issued a resolution approving a 2001 request by SFPP to raise its California rates to reflect increased power costs. The resolution approving the requested rate increase also required SFPP to submit cost data for 2001, 2002, and 2003, and to assist the CPUC in determining whether SFPP's overall rates for California intrastate transportation services are reasonable. The resolution reserves the right to require refunds, from the date of issuance of the resolution, to the extent the CPUC's analysis of cost data to be submitted by SFPP demonstrates that SFPP's California jurisdictional rates are unreasonable in any fashion. On February 21, 2003, SFPP submitted the cost data required by the CPUC, which submittal was protested by Valero Marketing and Supply Company, Ultramar Inc., BP West Coast Products LLC, Exxon Mobil Oil Corporation and Chevron Products Company. Issues raised by the protest, including the reasonableness of SFPP's existing intrastate transportation rates, were the subject of evidentiary hearings conducted in December 2003 and may be resolved by the CPUC in the third or fourth quarter of 2005.

  On November 22, 2004, SFPP filed an application with the CPUC requesting a $9 million increase in existing intrastate rates to reflect the in-service date of SFPP's replacement and expansion of its Concord-to-Sacramento pipeline. The requested rate increase, which automatically became effective as of December 22, 2004 pursuant to California Public Utilities Code Section 455.3, is being collected subject to refund, pending resolution of protests to the application by Valero Marketing and Supply Company, Ultramar Inc., BP West Coast Products LLC, Exxon Mobil Oil Corporation and ChevronTexaco Products Company. The CPUC is not expected to resolve the matter before the first quarter of 2006.

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

  Union Pacific Railroad Company Easements

  SFPP, L.P. and Union Pacific Railroad Company are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten year period beginning January 1, 2004 (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. "D", Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). SFPP was served with this lawsuit on August 17, 2004. A trial date has tentatively been set for January 2006, but SFPP expects that the trial date will be postponed and that the trial will occur in late 2006.

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

  Our interstate pipelines made a compliance filing on May 18, 2005.

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

  On June 30, 2005, the FERC issued an order providing guidance to the industry on accounting for costs associated with pipeline integrity management requirements. The order is effective prospectively from January 1, 2006. Under the order, the costs to be expensed include those to:

  o prepare a plan to implement the program;

  o identify high consequence areas;

  o develop and maintain a record keeping system; and

  o inspect affected pipeline segments.

The costs of modifying the pipeline to permit in-line inspections, such as installing pig launchers and receivers, are to be capitalized, as are certain costs associated with developing or enhancing computer software or to add or replace other items of plant. We are currently reviewing the effects of this order on our financial statements.

  Selective Discounting

  On November 22, 2004, the FERC issued a notice of inquiry seeking comments on its policy of selective discounting. Specifically, the FERC is asking parties to submit comments and respond to inquiries regarding the FERC's practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons - when the discount is given to meet competition from another gas pipeline. Comments were filed by numerous entities, including Natural Gas Pipeline Company of America (a Kinder Morgan, Inc. affiliate), on March 2, 2005. Several reply comments have subsequently been filed. By an order issued on May 31, 2005, the FERC reaffirmed its existing policy on selective discounting by interstate pipelines without change. Several entities have filed for rehearing.

  On February 20, 2004, the D.C. Circuit Court of Appeals for the District of Columbia remanded back to the FERC a Williston Basin Interstate Pipeline proceeding in which the court ruled that the FERC did not explain how the selective discounting policy adopted by the FERC in the Colorado Interstate Gas Co. and Granite State Gas Transmission cases would not compromise the pipelines' ability to target discounts at particular receipt/delivery points, subsystems or other defined geographic areas. On June 1, 2004, the FERC issued a Notice of Request for Comments in the Williston Basin Interstate Pipeline proceeding, on issues pertaining to the discounting policy adopted in the Colorado Interstate Gas Co. and Granite State Gas Transmission cases. Comments were due on August 9, 2004. Numerous parties filed comments, including our three interstate natural gas pipelines: Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company and TransColorado Gas Transmission Company. On March 3, 2005, the FERC issued an Order on Remand in the Williston Basin Interstate Pipeline, Co. proceeding (RP00-463). The FERC has concluded that it cannot, at the present time, satisfy its burden under Section 5 of the Natural Gas Act to require Williston or other pipelines to modify their tariffs to incorporate the CIG/Granite State policy. The FERC will return to its pre-existing policy of permitting pipelines to limit the selective discounts they offer shippers to particular points. Pipelines who implemented the CIG/Granite State policy pursuant to orders that are now final may file pursuant to Section 4 of the Natural Gas Act to remove their tariff provisions implementing that policy. Our interstate natural gas pipelines have filed to remove these tariff provisions, and on May 20, 2005, the FERC approved these filings.

  Index of Customer Audit

  On July 14, 2005, the FERC commenced an audit of our TransColorado Gas Transmission Company, as well as a number of other interstate gas pipelines, to test compliance with the FERC's requirements related to the filings and postings of the Index of Customers.

  Other Regulatory

  Marathon Oil Company Complaint

On March 22, 2005, Marathon Oil Company filed a formal complaint with FERC alleging that Trailblazer Pipeline Company violated the FERC's Negotiated Rate Policy Statement and the Natural Gas Act by failing to offer a recourse rate option for its Expansion 2002 capacity and by charging negotiated rates higher than the applicable recourse rates. Marathon is requesting that the FERC require Trailblazer to refund all amounts paid by Marathon above Trailblazer's Expansion 2002 recourse rate since the facilities went into service in May 2002, with interest. In addition, Marathon is asking the FERC to require Trailblazer to bill Marathon the Expansion 2002 recourse rate for future billings. Marathon estimates the amount of Trailblazer's refund to date is over $15 million. Trailblazer filed its response to Marathon's complaint on April 13, 2005. On May 20, 2005, the FERC issued an order denying the Marathon complaint and found that
(i) Trailblazer did not violate FERC policy and regulations and (ii) there is insufficient justification to initiate further action under Section 5 of the Natural Gas Act to invalidate and change the negotiated rate. On June 17, 2005, Marathon filed its Request for Rehearing. On July 18, 2005, the FERC issued a procedural order titled "Order Granting Rehearing for Further Consideration," which allows additional time to act on the rehearing request.

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

  Carbon Dioxide Litigation

  Kinder Morgan CO2 Company, L.P., Kinder Morgan G.P., Inc., and Cortez Pipeline Company were among the named defendants in Shores, et al. v. Mobil Oil Corp., et al., No. GC-99-01184 (Statutory Probate Court, Denton County, Texas filed December 22, 1999) and First State Bank of Denton, et al. v. Mobil Oil Corp., et al., No. 8552-01 (Statutory Probate Court, Denton County, Texas filed March 29, 2001). These cases were originally filed as class actions on behalf of classes of overriding royalty interest owners (Shores) and royalty interest owners (Bank of Denton) for damages relating to alleged underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit. Although classes were initially certified at the trial court level, appeals resulted in the decertification and/or abandonment of the class claims. On February 22, 2005, the trial judge dismissed both cases for lack of jurisdiction. Counsel for some of the individual plaintiffs in these cases previously indicated that those plaintiffs may refile their claims.
New lawsuits have been filed (discussed below).

  On May 13, 2004, William Armor, one of the former plaintiffs in the Shores matter whose claims were dismissed for improper venue by the Court of Appeals, filed a new case alleging the same claims for underpayment of royalties against the same defendants previously sued in the Shores case, including Kinder Morgan CO2 Company, L.P. and Kinder Morgan Energy Partners, L.P. Armor v. Shell Oil Company, et al, No. 04-03559 (14th Judicial District, Dallas County Court filed May 13, 2004). Defendants filed their answers and special exceptions on June 4, 2004. Trial, originally scheduled for July 25, 2005, has been rescheduled for June 12, 2006.

  On May 20, 2005, Josephine Orr Reddy and Eastwood Capital, Ltd., two of the former plaintiffs in the Bank of Denton matter, filed a new case in Dallas state district court alleging the same claims for underpayment of royalties. Reddy and Eastwood Capital, Ltd. v. Shell Oil Company, et al., No. 05-5021 (193rd Judicial District, Dallas County Court filed May 20, 2005). The defendants include Kinder Morgan CO2 Company, L.P. and Kinder Morgan Energy Partners, L.P. On June 23, 2005, the plaintiff in the Armor lawsuit filed a motion to transfer and consolidate the Reddy lawsuit with the Armor lawsuit. On June 28, 2005, the court in the Armor lawsuit granted the motion to transfer and consolidate and ordered that the Reddy lawsuit be transferred and consolidated into the Armor lawsuit. By agreement of the parties, the defendants' answer or other response to the petition in Reddy is due on or before August 10, 2005.

  Shell CO2 Company, Ltd., predecessor in interest to Kinder Morgan CO2 Company, L.P., is among the named counter-claim defendants in Shell Western E&P Inc. v. Gerald O. Bailey and Bridwell Oil Company; No. 98-28630 (215th Judicial District Court, Harris County, Texas filed June 17, 1998) (the "Bailey State Court Action"). The counter-claim plaintiffs are overriding royalty interest owners in the McElmo Dome Unit and have sued seeking damages for underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit. In the Bailey State Court Action, the counter-claim plaintiffs asserted claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, negligence, negligence per se, unjust enrichment, violation of the Texas Securities Act, and open account. The trial court in the Bailey State Court Action granted a series of summary judgment motions filed by the counter-claim defendants on all of the counter-plaintiffs' counter-claims except for the fraud-based claims. In 2004, one of the counter-plaintiffs (Gerald Bailey) amended his counter-suit to allege purported claims as a private relator under the False Claims Act and antitrust claims. The federal government elected to not intervene in the False Claims Act counter-suit. On March 24, 2005, Bailey filed a notice of removal, and the case was transferred to federal court. Shell Western E&P Inc. v. Gerald O. Bailey and Bridwell Oil Company, No. H-05-1029 (S.D. Tex., Houston Division removed March 24, 2005) (the "Bailey Houston Federal Court Action"). Also on March 24, 2005, Bailey filed an instrument under seal in the Bailey Houston Federal Court Action that was later determined to be a motion to transfer venue of that case to the federal district court of Colorado, in which Bailey and two other plaintiffs have filed another suit against Kinder Morgan CO2 Company, L.P. asserting claims under the False Claims Act. The Houston federal district judge ordered that Bailey take steps to have the False Claims Act case pending in Colorado transferred to the Bailey Houston Federal Court Action, and also suggested that the claims of other plaintiffs in other carbon dioxide litigation pending in Texas should be transferred to the Bailey Houston Federal Court Action. In response to the court's suggestion, the case of Gary Shores et al. v. ExxonMobil Corp. et al., No. 05-1825 (S.D. Tex., Houston Division) was consolidated with the Bailey Houston Federal Court Action on July 18, 2005. Bailey has requested the Houston federal district court to transfer the Bailey Houston Federal Court Action to the federal district court of Colorado. Bailey also filed a petition for writ of mandamus in the Fifth Circuit Court of Appeals, asking that the Houston federal district court be required to transfer the case to the federal district court of Colorado. On June 3, 2005, the Fifth Circuit Court of Appeals denied Bailey's petition for writ of mandamus. On June 22, 2005, the Fifth Circuit denied Bailey's petition for rehearing en banc. By order of the Houston federal district court, the counter-claim plaintiffs filed their respective counter-claims in the Bailey Houston Federal Court Action on June 29, 2005. The counter-claim plaintiffs asserted claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary and agency duties, breach of contract and covenants, violation of the Colorado Unfair Practices Act, civil theft under Colorado law, conspiracy, unjust enrichment, and open account. Bailey also asserted claims as a private relator under the False Claims Act and for violation of federal and Colorado antitrust laws. The counter-claim plaintiffs seek actual damages, treble damages, punitive damages, a constructive trust and accounting, and declaratory relief. Kinder Morgan CO2 Company, L.P. and the Shell plaintiffs have filed a motion for partial summary judgment and intend to seek dismissal of all of the counter-claim plaintiffs' claims through appropriate motions. No current trial date is set.

  On March 1, 2004, Bridwell Oil Company, one of the named defendants/counter-claim plaintiffs in the Bailey actions, filed a new matter in which it asserts claims which are virtually identical to the counter-claims it asserts against Shell CO2 Company, Ltd. in the Bailey lawsuit. Bridwell Oil Co.
v. Shell Oil Co. et al, No. 160,199-B (78th Judicial District, Wichita County Court filed March 1, 2004). The defendants in this action include Kinder Morgan CO2 Company, L.P., Kinder Morgan Energy Partners, L.P., various Shell entities, ExxonMobil entities, and Cortez Pipeline Company. On June 25, 2004, defendants filed answers, special exceptions, pleas in abatement, and motions to transfer venue back to the Harris County District Court. On January 31, 2005, the Wichita County judge abated the case pending resolution of the Bailey State Court Action. The case remains abated.

  Kinder Morgan CO2 Company, L.P. and Cortez Pipeline Company are among the named defendants in Celeste C. Grynberg, et al. v. Shell Oil Company, et al., No. 98-CV-43 (Colo. Dist. Ct., Montezuma County filed March 2, 1998). This case involves claims by overriding royalty interest owners in the McElmo Dome and Doe Canyon Units seeking damages for underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit, failure to develop carbon dioxide reserves at the Doe Canyon Unit, and failure to develop hydrocarbons at both McElmo Dome and Doe Canyon. The plaintiffs also possess a small working interest at Doe Canyon. Plaintiffs claim breaches of contractual and potential fiduciary duties owed by the defendants and also allege other theories of liability including breach of covenants, civil theft, conversion, fraud/fraudulent concealment, violation of the

Colorado Organized Crime Control Act, deceptive trade practices, and violation of the Colorado Antitrust Act. In addition to actual or compensatory damages, plaintiffs seek treble damages, punitive damages, and declaratory relief relating to the Cortez Pipeline tariff and the method of calculating and paying royalties on McElmo Dome carbon dioxide. The Court denied plaintiffs' motion for summary judgment concerning alleged underpayment of McElmo Dome overriding royalties on March 2, 2005. The parties are continuing to engage in discovery. No trial date is currently set.

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

  On May 13, 2005, the Special Master issued his Report and Recommendations to Judge Downes in the In Re Natural Gas Royalties Qui Tam Litigation, Docket No. 1293. The Special Master found that there was a prior public disclosure of the mismeasurement fraud Grynberg alleged, and that Grynberg was not an original source of the allegations. As a result, the Special Master recommended dismissal on jurisdictional grounds of the Kinder Morgan defendants. On June 27, 2005, Grynberg filed a motion to modify and partially reverse the Special Master's recommendations and the Defendants filed a motion to adopt the Special Master's recommendations with modifications. We expect that the Federal Court in Wyoming may adopt the recommendations in this report and enter the formal dismissal order in the third or fourth quarter of this year. It is likely that Grynberg will appeal any dismissal to the 10th Circuit Court of Appeals.

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

  The Complaint alleges that Centerpoint Energy, Inc., by and through its affiliates, has artificially inflated the price charged to residential consumers for natural gas that it allegedly purchased from the non-Centerpoint defendants, including the above-listed Kinder Morgan entities. The Complaint further alleges that in exchange for Centerpoint's purchase of such natural gas at above market prices, the non-Centerpoint defendants, including the above-listed Kinder Morgan entities, sell natural gas to Centerpoint's non-regulated affiliates at prices substantially below market, which in turn sells such natural gas to commercial and industrial consumers and gas marketers at market price. The Complaint purports to assert claims for fraud, unlawful enrichment and civil conspiracy against all of the defendants, and seeks relief in the form of actual, exemplary and punitive damages, interest, and attorneys' fees. The Complaint was served on the Kinder Morgan Defendants on October 21, 2004. On November 18, 2004, the Centerpoint Defendants removed the case to the United States District Court, Western District of Arkansas, Texarkana Division, Civ. Action No. 04-4154. On January 26, 2005, the Plaintiffs moved to remand the case back to state court, which motion was granted on June 2, 2005. On July 11, 2005, the Kinder Morgan Defendants filed a Motion to Dismiss the Complaint, which motion is currently pending. The Court has scheduled a Case Scheduling and Trial Management Conference for August 24, 2005, and has deferred consideration of the pending motions until after such conference. Based on the information available to date and our preliminary investigation, the Kinder Morgan Defendants believe that the claims against them are without merit and intend to defend against them vigorously.

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

  On June 20, 2003, plaintiffs filed an additional Complaint for Class Action (the "Galaz II" matter) asserting the same claims in Nevada State trial court on behalf of the same purported class against virtually the same defendants, including us (and excluding the United States Department of the Navy). On September 30, 2003, the Kinder Morgan defendants filed a Motion to Dismiss the Galaz II Complaint along with a Motion for Sanctions. On April 13, 2004, plaintiffs' counsel voluntarily stipulated to a dismissal with prejudice of the entire case in State Court. The court has accepted the stipulation and the case was dismissed on April 27, 2004.

  Also on June 20, 2003, the plaintiffs in the previously filed Galaz matters (now dismissed) filed yet another Complaint for Class Action in the United States District Court for the District of Nevada (the "Galaz III" matter) asserting the same claims in United States District Court for the District of Nevada on behalf of the same purported class against virtually the same defendants, including us. The Kinder Morgan defendants filed a Motion to Dismiss the Galaz III matter on August 15, 2003. On October 3, 2003, the plaintiffs filed a Motion for Withdrawal of Class Action, which voluntarily drops the class action allegations from the matter and seeks to have the case proceed on behalf of the Galaz family only. On December 5, 2003, the District Court granted the Kinder Morgan defendants' Motion to Dismiss, but granted plaintiff leave to file a second Amended Complaint. Plaintiff filed a Second Amended Complaint on December 13, 2003, and a Third Amended Complaint on January 5, 2004. The Kinder Morgan defendants filed a Motion to Dismiss the Third Amended Complaint on January 13, 2004. The Motion to Dismiss was granted with prejudice on April 30, 2004. On May 7, 2004, Plaintiff filed a Notice of Appeal in the United States Court of Appeals for the 9th Circuit. Briefing of the appeal has been completed and the parties are awaiting a decision.

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

  On January 28, 2005, Meritage Homes Corp. and its above-named affiliates filed a Complaint in the above-entitled action against us and SFPP, LP. The Plaintiffs are homebuilders who constructed a subdivision known as Silver Creek II located in Tucson, Arizona. Plaintiffs allege that, as a result of a July 30, 2003 pipeline rupture and accompanying release of petroleum products, soil and groundwater adjacent to, on and underlying portions of Silver Creek II became contaminated. Plaintiffs allege that they have incurred and continue to incur costs, damages and expenses associated with the delay of closings of home sales within Silver Creek II and damage to their reputation and goodwill as a result of the rupture and release. Plaintiffs' complaint purports to assert claims for negligence, breach of contract, trespass, nuisance, strict liability, subrogation and indemnity, and negligence per se. Plaintiffs seek "no less than $1,500,000 in compensatory damages and necessary response costs," a declaratory judgment, interest, punitive damages and attorneys' fees and costs. The parties have agreed to submit the claims to arbitration and are currently engaged in discovery. We dispute the legal and factual bases for many of Plaintiffs' claimed compensatory damages, deny that punitive damages are appropriate under the facts, and intend to vigorously defend this action.

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

  On May 5, 2005, the California Division of Occupational Safety and Health ("CalOSHA") issued two civil citations against us relating to this incident assessing civil fines of $140,000 based upon our alleged failure to mark the location of the pipeline properly prior to the excavation of the site by the contractor. CalOSHA is continuing to investigate the facts and circumstances surrounding the incident for possible criminal violations. In addition, on June 27, 2005, the Office of the California State Fire Marshal, Pipeline Safety Division ("CSFM") issued a Notice of Violation against us which also alleges that we did not properly mark the location of the pipeline in violation of state and federal regulations. The CSFM assessed a proposed civil penalty of $500,000. The location of the incident was not our work site, nor did we have any direct involvement in the water main replacement project. We believe that SFPP acted in accordance with applicable law and regulations, and further that according to California law, excavators, such as the contractor on the project, must take the necessary steps (including excavating with hand tools) to confirm the exact location of a pipeline before using any power operated or power driven excavation equipment. Accordingly, we disagree with certain of the findings of CalOSHA and the CSFM, and we plan to appeal the civil penalties while, at the same time, continuing to work cooperatively with CalOSHA and the CSFM to resolve these matters.

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

  Laura Reyes et. al. v. East Bay Municipal Utility District, Mountain Cascade, Inc. and Kinder Morgan Energy Partners, L.P , Kinder Morgan G.P., Inc.; SFPP, L.P.; Camp Dresser & McKee Inc.; Carollo Engineers; Comforce Technical Services, Inc. et al.

  The above-referenced complaint was originally filed on or about April 14, 2005, and a Second Amended Complaint was filed on June 23, 2005. The suit is brought on behalf of Laura Reyes, wife of deceased welder Miguel Reyes, and their three minor children. The complaint, as amended, includes claims of wrongful death and negligence, strict liability, unfair business practices, and intentional misrepresentation, and seeks unspecified compensatory and exemplary damages.

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

  Exxon Mobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, Inc. and ST Services, Inc.

  On April 23, 2003, Exxon Mobil Corporation filed the Complaint in the Superior Court of New Jersey, Gloucester County. We filed our answer to the Complaint on June 27, 2003, in which we denied ExxonMobil's claims and allegations as well as included counterclaims against ExxonMobil. The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corp. from 1989 through September 2000, and owned currently by ST Services, Inc. Prior to selling the terminal to GATX Terminals, ExxonMobil performed an environmental site assessment of the terminal required prior to sale pursuant to state law. During the site assessment, ExxonMobil discovered items that required remediation and the New Jersey Department of Environmental Protection issued an order that required ExxonMobil to perform various remediation activities to remove hydrocarbon contamination at the terminal. ExxonMobil, we understand, is still remediating the site and has not been removed as a responsible party from the state's cleanup order; however, ExxonMobil claims that the remediation continues because of GATX Terminals' storage of a fuel additive, MTBE, at the terminal during GATX Terminals' ownership of the terminal. When GATX Terminals sold the terminal to ST Services, the parties indemnified one another for certain environmental matters. When GATX Terminals was sold to us, GATX Terminals' indemnification obligations, if any, to ST Services may have passed to us. Consequently, at issue is any indemnification obligations we may owe to ST Services in respect to environmental remediation of MTBE at the terminal. The Complaint seeks any and all damages related to remediating MTBE at the terminal, and, according to the New Jersey Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit for remediating MTBE at the terminal. The parties have recently completed discovery. In October 2004, the judge assigned to the case dismissed himself from the case based on a conflict, and the new judge has ordered the parties to participate in mandatory mediation. The mediation is currently scheduled for September 2005.

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

  Although no assurances can be given, we believe that we have meritorious defenses to all of these actions. Furthermore, to the extent an assessment of the matter is possible, if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we believe that we have established an adequate reserve to cover potential liability. We also believe that these matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

  Proposed Office of Pipeline Safety Civil Penalty and Compliance Order

  On July 15, 2004, the U.S. Department of Transportation's Office of Pipeline Safety ("OPS") issued a Proposed Civil Penalty and Proposed Compliance Order (the "Proposed Order") concerning alleged violations of certain federal regulations concerning our pipeline Integrity Management Program. The violations alleged in the Proposed Order are based upon the results of inspections of our Integrity Management Program at our products pipelines facilities in Orange, California and Doraville, Georgia conducted in April and June of 2003, respectively. As a result of the alleged violations, the OPS seeks to have us implement a number of changes to our Integrity Management Program and also seeks to impose a proposed civil penalty of approximately $0.3 million. We have already addressed a number of the concerns identified by the OPS and intend to continue to work with the OPS to ensure that our Integrity Management Program satisfies all applicable regulations. However, we dispute some of the OPS findings and disagree that civil penalties are appropriate, and therefore have requested an administrative hearing on these matters according to the U.S. Department of Transportation regulations. An administrative hearing was held on April 11 and 12, 2005. We have provided supplemental information to the hearing officer and to the OPS. It is anticipated that the decision in this matter and potential administrative order will be issued in the third or fourth quarter of 2005.

  Federal Investigation at Cora and Grand Rivers Coal Facilities

  On June 22, 2005, we announced that the Federal Bureau of Investigation is conducting an investigation related to our coal terminal facilities located in Rockwood, Illinois and Grand Rivers, Kentucky. The investigation involves certain coal sales from our Cora, Illinois and Grand Rivers, Kentucky coal terminals that occurred from 1997 through 2001. During this time period, we sold excess coal from these two terminals for our own account, generating less than $15 million in total net sales. Excess coal is the weight gain that results from moisture absorption into existing coal during transit or storage and from scale inaccuracies, which are typical in the industry. During the years 1997 through 1999, we collected, and, from 1997 through 2001, we subsequently sold, excess coal for our own account, as we believed we were entitled to do under then-existing customer contracts.

  As of June 30, 2005, we had conducted an internal investigation of the allegations and discovered no evidence of wrongdoing or improper activities at these two terminals. Furthermore, we are contacting customers of these terminals during the applicable time period and will offer to share information with them regarding our excess coal sales. Over the five year period from 1997 to 2001, we moved almost 75 million tons of coal through these terminals, of which less than
1.4 million tons were sold for our own account (including both excess coal and coal purchased on the open market). We have not added to our inventory of excess coal since 1999 and we have not sold coal for our own account since 2001, except for minor amounts of scrap coal. We are fully cooperating with federal law enforcement authorities in this investigation and we do not expect that the resolution of the investigation will have a material adverse impact on our business, financial position, results of operations or cash flows.

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

  We are currently involved in the following governmental proceedings related to compliance with environmental regulations associated with our assets and have established a reserve to address the costs associated with the cleanup:

  o several groundwater and soil remediation efforts under administrative orders or related state remediation programs issued by the California Regional Water Quality Control Board and several other state agencies for assets associated with SFPP, L.P.;

  o groundwater and soil remediation efforts under administrative orders issued by various regulatory agencies on those assets purchased from GATX Corporation, comprising Kinder Morgan Liquids Terminals LLC, KM Liquids Terminals L.P., CALNEV Pipe Line LLC and Central Florida Pipeline LLC;

  o groundwater and soil remediation efforts under administrative orders or related state remediation programs issued by various regulatory agencies on those assets purchased from ExxonMobil; ConocoPhillips; and Charter Triad, comprising Kinder Morgan Southeast Terminals, LLC.; and

  o groundwater and soil remediation efforts under administrative orders or related state remediation programs issued by various regulatory agencies on those assets comprising Plantation Pipe Line Company.

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

  Under the settlement agreement related to the Cordelia, California incident, SFPP, L.P. agreed to plead guilty to four misdemeanors and to pay approximately $5.2 million in fines, penalties, restitution, environmental improvement project funding, and enforcement training in the State of California, and agreed to be placed on informal, unsupervised probation for a term of three years. Under the settlement agreement related to the Carson terminal incident, we agreed to plead guilty to two additional misdemeanors and to pay approximately $0.2 million in fines and penalties. In addition, we are currently in negotiations with the United States Environmental Protection Agency, the United States Fish & Wildlife Service, the California Department of Fish & Game and the San Francisco Regional Water Quality Control Board regarding potential civil penalties and natural resource damages assessments. We included the combined $5.4 million as general and administrative expense in March 2005, and we made payments in the amount of $0.3 million as of June 30, 2005.

  We expect to pay the remaining $5.1 million in the third quarter of 2005. Since the April 2004 release in the Suisun Marsh area near Cordelia, California, we have cooperated fully with federal and state agencies and have worked diligently to remediate the affected areas. As of June 30, 2005, the remediation was substantially complete.

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

  Oakland, California

   In February 2005, we were contacted by the U.S. Coast Guard regarding a potential release of jet fuel in the Oakland, California area. Our northern California team responded and discovered that one of our product pipelines had been damaged by a third party, which resulted in a release of jet fuel which migrated to the storm drain system. We have coordinated the remediation of the impacts from this release, and are investigating the identity of the third party who damaged the pipeline in order to obtain contribution, indemnity, and to recover any damages associated with the rupture.

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

  Long Beach, California

     In May 2005, our SFPP, L.P. pipeline in Long Beach, California experienced a failure at the block valve and affected a limited area adjacent to the pipeline. The release was located along the Southern California Edison power line right-of-way and also affected a botanical nursery. Initial remediation has been conducted and no further remediation appears to be necessary. All agency requirements have been met and this site will be closed upon completion of the remediation.

  El Paso, Texas

     In May 2005, our SFPP, L.P. pipeline in El Paso, Texas experienced a failure on the 12-inch line located on the Fort Bliss Army Base. Initial remediation has been conducted and we are conducting an evaluation to determine the extent of impacts. All agency requirements have been met and this site will be closed upon completion of the remediation.

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

  Although no assurance can be given, we believe that the ultimate resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur. Many factors may change in the future affecting our reserve estimates, such as regulatory changes, groundwater and land use near our sites, and changes in cleanup technology. As of June 30, 2005, we have accrued an environmental reserve of $33.2 million.

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

  In our CO2 business segment, we are required to plug and abandon oil and gas wells that have been removed from service and to remove our surface wellhead equipment and compressors. As of June 30, 2005, we have recognized asset retirement obligations in the aggregate amounts of $35.6 million relating to these requirements at existing sites within our CO2 business segment.

  In our Natural Gas Pipelines business segment, if we were to cease providing utility services, we would be required to remove surface facilities from land belonging to our customers and others. Our Texas intrastate natural gas pipeline group has various condensate drip tanks and separators located throughout its natural gas pipeline systems, as well as inactive gas processing plants, laterals and gathering systems which are no longer integral to the overall mainline transmission systems, and asbestos-coated underground pipe which is being abandoned and retired. Our Kinder Morgan Interstate Gas Transmission system has compressor stations which are no longer active and other miscellaneous facilities, all of which have been officially abandoned. We believe we can reasonably estimate both the time and costs associated with the retirement of these facilities. As of June 30, 2005, we have recognized asset retirement obligations in the aggregate amounts of $2.4 million relating to the businesses within our Natural Gas Pipelines business segment.

  We have included $0.8 million of our total asset retirement obligations as of June 30, 2005 with "Accrued other current liabilities" in our accompanying consolidated balance sheet. The remaining $37.2 million obligation is reported separately as a non-current liability. No assets are legally restricted for purposes of settling our asset retirement obligations. A reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations for each of the six months ended June 30, 2005 and 2004 is as follows (in thousands):

                                               Six Months Ended June 30,
                                          --------------------------------
                                              2005                  2004
                                          -----------        ------------
Balance at beginning of period........... $   38,274         $     35,708
  Liabilities incurred...................        521                  130
  Liabilities settled....................     (1,197)                (307)
  Accretion expense......................        962                1,038
  Revisions in estimated cash flows......       (522)                   -
                                          -----------        -------------
Balance at end of period................. $   38,038         $      36,569
                                          ===========        =============


5.  Distributions

  On May 13, 2005, we paid a cash distribution of $0.76 per unit to our common unitholders and our Class B unitholders for the quarterly period ended March 31, 2005. KMR, our sole i-unitholder, received 963,495 additional i-units based on the $0.76 cash distribution per common unit. The distributions were declared on April 20, 2005, payable to unitholders of record as of April 29, 2005.

  On July 20, 2005, we declared a cash distribution of $0.78 per unit for the quarterly period ended June 30, 2005. The distribution will be paid on August 12, 2005, to unitholders of record as of July 29, 2005. Our common unitholders and Class B unitholders will receive cash. KMR will receive a distribution in the form of additional i-units based on the $0.78 distribution per common unit. The number of i-units distributed will be 909,009. For each outstanding i-unit that KMR holds, a fraction of an i-unit (0.016210) will be issued. The fraction was determined by dividing:

  o $0.78, the cash amount distributed per common unit

  by

  o $48.117, the average of KMR's limited liability shares' closing market prices from July 13-26, 2005, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

6.  Intangibles

  Our intangible assets include goodwill, lease value, contracts and agreements. All of our intangible assets having definite lives are being amortized on a straight-line basis over their estimated useful lives. Following is information related to our intangible assets still subject to amortization and our goodwill (in thousands):


                                         June 30,         December 31,
                                          2005                2004
                                     -------------       -------------
Goodwill
  Gross carrying amount.........     $     769,779       $     746,980
  Accumulated amortization......           (14,142)            (14,142)
                                     -------------       -------------
  Net carrying amount...........           755,637             732,838
                                     -------------       -------------

Lease value
  Gross carrying amount.........             6,592               6,592
  Accumulated amortization......            (1,099)             (1,028)
                                     -------------       -------------
  Net carrying amount...........             5,493               5,564
                                     -------------       -------------

Contracts and other
  Gross carrying amount.........           196,880              10,775
  Accumulated amortization......            (1,886)             (1,055)
                                     -------------       -------------
  Net carrying amount...........           194,994               9,720
                                     -------------       -------------

Total intangibles, net..........     $     956,124       $     748,122
                                     =============       =============

  Changes in the carrying amount of goodwill for the six months ended June 30, 2005 are summarized as follows (in thousands):

                                                Products       Natural Gas
                                               Pipelines        Pipelines           CO2          Terminals          Total
                                              -------------   -------------    -------------    -------------   -------------
Balance as of December 31, 2004..........     $     263,182   $     250,318    $      46,101    $     173,237   $     732,838
  Acquisitions and purchase price adjs...            13,088               -                -            9,711          22,799
  Disposals..............................                 -               -                -                -               -
  Impairments............................                 -               -                -                -               -
                                              -------------   -------------    -------------    -------------   -------------
Balance as of June 30, 2005..............     $     276,270   $     250,318    $      46,101    $     182,948   $     755,637
                                              =============   =============    =============    =============   =============


   Amortization expense on our intangibles consisted of the following (in thousands):



                                   Three Months Ended June 30,             Six Months Ended June 30,
                                   ---------------------------             -------------------------
                                      2005               2004               2005               2004
                                      ----               ----               ----               ----
Lease value................    $           35     $           34     $           71     $           70
Contracts and other........               501                205                831                330
                               --------------     --------------     --------------     --------------
Total amortization.........    $          536     $          239     $          902     $          400
                               ==============     ==============     ==============     ==============



  As of June 30, 2005, our weighted average amortization period for our intangible assets was approximately 24.6 years. Our estimated amortization expense for these assets for each of the next five fiscal years is approximately $9.2 million, $9.0 million, $9.0 million, $8.8 million and $8.7 million, respectively.

  In addition, pursuant to ABP No. 18, any premium paid by an investor, which is analogous to goodwill, must be identified. The premium, representing excess cost over underlying fair value of net assets accounted for under the equity method of accounting, is referred to as equity method goodwill, and is not subject to amortization but rather to impairment testing. The impairment test under APB No. 18 considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. This test requires equity method investors to continue to assess impairment of investments in investees by considering whether declines in the fair values of those investments, versus carrying values, may be other than temporary in nature. Therefore, in addition to our annual impairment test of goodwill, we periodically reevaluate the amount at which we carry the excess of cost over fair value of net assets of businesses we acquired, as well as the amortization period for such assets, to determine whether current events or circumstances warrant adjustments to our carrying value and/or revised estimates of useful lives in accordance with APB Opinion No. 18. As of both June 30, 2005 and December 31, 2004, we have reported $150.3 million in equity method goodwill within the caption "Investments" in our accompanying consolidated balance sheets.

7.  Debt

     Our outstanding short-term debt as of June 30, 2005 was $646.8 million. The balance consisted of:

     - $643 million of commercial paper borrowings;

     - a $5 million portion of 7.84% Senior Notes (our subsidiary, Central Florida Pipe Line LLC, is the obligor on the notes); and

     - an offset of $1.2 million (which represents the net of other borrowings and the accretion of discounts on our senior note issuances).

     As of June 30, 2005, we intended and had the ability to refinance all of our short-term debt on a long-term basis under our unsecured long-term credit facility. Accordingly, such amounts have been classified as long-term debt in our accompanying consolidated balance sheet.

     The weighted average interest rate on all of our borrowings was approximately 5.135% during the second quarter of 2005 and 4.742% during the second quarter of 2004.

     Credit Facility

     As of June 30, 2005, we had a $1.25 billion five-year, unsecured revolving credit facility due August 18, 2009. Similar to our previous credit facilities, our current credit facility is with a syndicate of financial institutions and Wachovia Bank, National Association is the administrative agent. There were no borrowings under our five-year credit facility as of June 30, 2005 or as of December 31, 2004.

     The amount available for borrowing under our credit facility as of June 30, 2005 was reduced by:

     - our outstanding commercial paper borrowings ($643 million as of June 30, 2005);

     - a combined $448 million in three letters of credit that support our hedging of commodity price risks involved from the sale of natural gas, natural gas liquids, oil and carbon dioxide;

     - a combined $50 million in two letters of credit that support tax-exempt bonds; and

     - $1.5 million of other letters of credit supporting other obligations of us and our subsidiaries.

     Interest Rate Swaps

     Information on our interest rate swaps is contained in Note 10.

     Commercial Paper Program

     As of both June 30, 2005 and December 31, 2004, our commercial paper program provided for the issuance of up to $1.25 billion of commercial paper. As of June 30, 2005, we had $643 million of commercial paper outstanding with an average interest rate of 3.1491%. Borrowings under our commercial paper program reduce the borrowings allowed under our credit facility.

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

     As of June 30, 2005, the debt facilities of Cortez Capital Corporation consisted of:

     - $75 million of Series D notes due May 15, 2013;

     - a $125 million short-term commercial paper program; and

     - a $125 million five-year committed revolving credit facility due December 22, 2009 (to support the above-mentioned $125 million commercial paper program).

     As of June 30, 2005, Cortez Capital Corporation had $108.9 million of commercial paper outstanding with an average interest rate of 3.1379%, the average interest rate on the Series D notes was 7.14%, and there were no borrowings under the credit facility.

     Red Cedar Gas Gathering Company Debt

     In October 1998, Red Cedar Gas Gathering Company sold $55 million in aggregate principal amount of Senior Notes due October 31, 2010. The $55 million was sold in 10 different notes in varying amounts with identical terms.

     The Senior Notes are collateralized by a first priority lien on the ownership interests, including our 49% ownership interest, in Red Cedar Gas Gathering Company. The Senior Notes are also guaranteed by us and the other owner of Red Cedar Gas Gathering Company jointly and severally. The principal is to be repaid in seven equal installments beginning on October 31, 2004 and ending on October 31, 2010. As of June 30, 2005, $47.1 million in principal amount of notes were outstanding.

     Nassau County, Florida Ocean Highway and Port Authority Debt

     Nassau County, Florida Ocean Highway and Port Authority is a political subdivision of the State of Florida. During 1990, Ocean Highway and Port Authority issued its Adjustable Demand Revenue Bonds in the aggregate principal amount of $38.5 million for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida. A letter of credit was issued as security for the Adjustable Demand Revenue Bonds and was guaranteed by the parent company of Nassau Terminals LLC, the operator of the port facilities. In July 2002, we acquired Nassau Terminals LLC and became guarantor under the letter of credit agreement. In December 2002, we issued a $28 million letter of credit under our credit facilities and the former letter of credit guarantee was terminated. Principal payments on the bonds are made on the first of December each year and reductions are made to the letter of credit. As of June 30, 2005, the value of this letter of credit outstanding under our credit facility was $25.9 million.

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


8.   Partners' Capital

     As of June 30, 2005 and December 31, 2004, our partners' capital consisted of the following limited partner units:

                                               June 30,          December 31,
                                                2005                 2004
                                            ------------       --------------
     Common units.......................    148,575,314         147,537,908
     Class B units......................      5,313,400           5,313,400
     i-units............................     56,077,072          54,157,641
                                             ----------          ----------
    Total limited partner units......       209,965,786         207,008,949
                                            ===========         ===========

     The total limited partner units represent our limited partners' interest and an effective 98% economic interest in us, exclusive of our general partner's incentive distribution rights. Our general partner has an effective 2% interest in us, excluding its incentive distribution rights.

     As of June 30, 2005, our common unit totals consisted of 134,219,579 units held by third parties, 12,631,735 units held by KMI and its consolidated affiliates (excluding our general partner), and 1,724,000 units held by our general partner. As of December 31, 2004, our common unit total consisted of 133,182,173 units held by third parties, 12,631,735 units held by KMI and its consolidated affiliates (excluding our general partner) and 1,724,000 units held by our general partner.

     On both June 30, 2005 and December 31, 2004, our Class B units were held entirely by KMI and our i-units were held entirely by KMR. All of our Class B units were issued to KMI in December 2000. The Class B units are similar to our common units except that they are not eligible for trading on the New York Stock Exchange.

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

     The cash equivalent of distributions of i-units will be treated as if it had actually been distributed for purposes of determining the distributions to our general partner. We will not distribute the cash to the holders of our i-units but will retain the cash for use in our business. If additional units are distributed to the holders of our common units, we will issue an equivalent amount of i-units to KMR based on the number of i-units it owns. Based on the preceding, KMR received a distribution of 963,495 i-units from us on May 13, 2005. These additional i-units distributed were based on the $0.76 per unit distributed to our common unitholders on that date.

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

     Incentive distributions allocated to our general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. Our distribution of $0.76 per unit paid on May 13, 2005 for the first quarter of 2005 required an incentive distribution to our general partner of $111.1 million. Our distribution of $0.69 per unit paid on May 14, 2004 for the first quarter of 2004 required an incentive distribution to our general partner of $90.7 million. The increased incentive distribution to our general partner paid for the first quarter of 2005 over the distribution paid for the first quarter of 2004 reflects the increase in the amount distributed per unit as well as the issuance of additional units.

     Our declared distribution for the second quarter of 2005 of $0.78 per unit will result in an incentive distribution to our general partner of approximately $115.7 million. This compares to our distribution of $0.71 per unit and incentive distribution to our general partner of approximately $94.9 million for the second quarter of 2004.

9.   Comprehensive Income

     SFAS No. 130, "Accounting for Comprehensive Income," requires that enterprises report a total for comprehensive income. For the three and six months ended June 30, 2005, the difference between our net income and our comprehensive income resulted from unrealized gains or losses on derivatives utilized for hedging purposes and from foreign currency translation adjustments. For the three and six months ended June 30, 2004, the only difference between our net income and our comprehensive income was the unrealized gain or loss on derivatives utilized for hedging purposes. For more information on our hedging activities, see Note 10. Our total comprehensive income is as follows (in thousands):


                                                                            Three Months Ended               Six Months Ended
                                                                                  June 30,                       June 30,
                                                                         -----------------------------    ----------------------
                                                                               2005         2004             2005         2004
                                                                         --------------   ------------    -----------  ---------
Net income...............................................................    $ 221,826    $ 195,218       $ 445,447    $ 386,972
Foreign currency translation adjustments ................................         (377)           -            (604)           -
Change in fair value of derivatives used for hedging purposes............     (200,034)    (136,012)       (756,869)    (236,022)
Reclassification of change in fair value of derivatives to net income....        84,751      47,096         145,671       73,212
                                                                             ----------   ----------         -------   ---------
  Comprehensive income...................................................    $ 106,166    $ 106,302       $ (166,355)  $ 224,162
                                                                             ==========   ==========      ===========  =========


10. Risk Management

     Hedging Activities

     Certain of our business activities expose us to risks associated with changes in the market price of natural gas, natural gas liquids, crude oil and carbon dioxide. We use energy financial instruments to reduce our risk of changes in the prices of natural gas, natural gas liquids and crude oil markets (and carbon dioxide to the extent contracts are tied to crude oil prices) as discussed below. These risk management instruments are also called derivatives, which are defined as a financial instrument or other contract which derives its value from the value of some other financial instrument or variable. The value of a derivative (for example, options, swaps, futures contracts, etc.) is a function of the underlying (for example, a specified interest rate, commodity price, foreign exchange rate, or other variable) and the notional amount (for example, a number of currency units, shares, commodities, or other units specified in a derivative instrument), and while the underlying changes due to changes in market conditions, the notional amount remains constant throughout the life of the derivative contract.

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

     Pursuant to our management's approved risk management policy, we are to engage in these activities as a hedging mechanism against price volatility associated with:

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

     Specifically, our risk management committee is a separately designated standing committee comprised of 15executive-level employees of KMI or KMGP Services Company, Inc. whose job responsibilities involve operations exposed to commodity market risk and other external risks in the ordinary course of business. Our risk management committee is chaired by our Chief Financial Officer and is charged with the following three responsibilities:

     - establish and review risk limits consistent with our risk tolerance philosophy;

     - recommend to the audit committee of our general partner's delegate any changes, modifications, or amendments to our trading policy; and

     - address and resolve any other high-level risk management issues.

     Our derivatives hedge the commodity price risks derived from our normal business activities, which include the sale of natural gas, natural gas liquids, oil and carbon dioxide, and these derivatives have been designated by us as cash flow hedges as defined by SFAS No. 133. SFAS No. 133 designates derivatives that hedge exposure to variable cash flows of forecasted transactions as cash flow hedges and the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently is reclassified into earnings when the hedged forecasted transaction affects earnings. If the transaction results in an asset or liability, amounts in accumulated other comprehensive income should be reclassified into earnings when the asset or liability affects earnings through cost of sales, depreciation, interest expense, etc. To be considered effective, changes in the value of the derivative or its resulting cash flows must substantially offset changes in the value or cash flows of the item being hedged. The ineffective portion of the gain or loss and any component excluded from the computation of the effectiveness of the derivative instrument is reported in earnings immediately.

     The gains and losses that are included in "Accumulated other comprehensive loss" in our accompanying consolidated balance sheets are primarily related to the derivative instruments associated with our commodity market risk hedging activities, and these gains and losses are reclassified into earnings as the hedged sales and purchases take place. Approximately $340.8 million of the Accumulated other comprehensive loss balance of $1,069.1 million as of June 30, 2005 is expected to be reclassified into earnings during the next twelve months.

     During the six months ended June 30, 2005 and 2004, we reclassified $145.7 million and $73.2 million, respectively, of Accumulated other comprehensive loss into earnings. The reclassification of Accumulated other comprehensive loss into earnings during the six months ended June 30, 2005 reduced the Accumulated other comprehensive loss balance of $457.3 million as of December 31, 2004. None of the reclassification of Accumulated other comprehensive loss into earnings during the first six months of 2005 or 2004 resulted from the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period, but rather resulted from the hedged forecasted transactions actually affecting earnings (for example, when the forecasted sales and purchases actually occurred). In conjunction with these activities, we are required to place funds in margin accounts (included with "Restricted deposits" in the accompanying interim consolidated balance sheet) when the market value of these derivatives with specific counterparties exceeds established limits, or in conjunction with the purchase of exchange-traded derivatives.

     As discussed above, the ineffective portion of the gain or loss on a cash flow hedging instrument is required to be recognized currently in earnings. Accordingly, we recognized a loss of $0.2 million during the second quarter of 2005 and a loss of $0.4 million during the first six months of 2005 as a result of ineffective hedges, and we recognized no gain or loss during the second quarter or the first six months of 2004 as a result of ineffective hedges. All gains and losses recognized as a result of ineffective hedges are reported within the captions "Natural gas sales" and "Gas purchases and other costs of sales" in our accompanying consolidated statements of income. For each of the six months ended June 30, 2005 and 2004, we did not exclude any component of the derivative instruments' gain or loss from the assessment of hedge effectiveness.

     The differences between the current market value and the original physical contracts value associated with our commodity market hedging activities are included within "Other current assets", "Accrued other current liabilities", "Deferred charges and other assets" and "Other long-term liabilities and deferred credits" in our accompanying consolidated balance sheets. The following table summarizes the net fair value of our energy financial instruments associated with our commodity market risk management activities and included on our accompanying consolidated balance sheets as of June 30, 2005 and December 31, 2004 (in thousands):

                                                            June 30,       December 31,
                                                             2005              2004
                                                         ------------   ---------------

    Derivatives-net asset/(liability)
     Other current assets.............................    $    84,542      $    41,010
     Deferred charges and other assets................         70,351           17,408
     Accrued other current liabilities................       (432,597)        (218,967)
     Other long-term liabilities and deferred credits.    $  (807,497)     $  (309,035)



     As of June 30, 2005, we had three outstanding letters of credit totaling $448 million in support of our hedging of commodity price risks involved from the sale of natural gas, natural gas liquids, crude oil and carbon dioxide

     Our over-the-counter swaps and options are with a number of parties, who principally have investment grade credit ratings. We both owe money and are owed money under these financial instruments; however, as of both June 30, 2005 and December 31, 2004, we were essentially in a net payable position and had virtually no amounts owed to us from other parties. In addition, defaults by counterparties under over-the-counter swaps and options could expose us to additional commodity price risks in the event that we are unable to enter into replacement contracts for such swaps and options on substantially the same terms. Alternatively, we may need to pay significant amounts to the new counterparties to induce them to enter into replacement swaps and options on substantially the same terms. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future.

     Certain of our business activities expose us to foreign currency fluctuations. However, due to the limited size of this exposure, we do not believe the risks associated with changes in foreign currency will have a material adverse effect on our business, financial position, results of operations or cash flows.

     Interest Rate Swaps

     In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt. As of June 30, 2005 and December 31, 2004, we were a party to interest rate swap agreements with notional principal amounts of $2.2 billion and $2.3 billion, respectively. We entered into these agreements for the purpose of hedging the interest rate risk associated with our fixed and variable rate debt obligations.

     As of June 30, 2005, a notional principal amount of $2.1 billion of these agreements effectively converts the interest expense associated with the following series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread:

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

     These swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes, therefore, as of June 30, 2005, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035. These interest rate swaps have been designated as fair value hedges as defined by SFAS No. 133. SFAS No. 133 designates derivatives that hedge a recognized asset or liability's exposure to changes in their fair value as fair value hedges and the gain or loss on fair value hedges are to be recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

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

     As of both June 30, 2005 and December 31, 2004, we also had swap agreements that effectively convert the interest expense associated with $100 million of our variable rate debt to fixed rate debt. Half of these agreements, converting $50 million of our variable rate debt to fixed rate debt, mature on August 1, 2005, and the remaining half mature on September 1, 2005. These swaps are designated as a cash flow hedge of the risk associated with changes in the designated benchmark interest rate (in this case, one-month LIBOR) related to forecasted payments associated with interest on an aggregate of $100 million of our portfolio of commercial paper.

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

     The following table summarizes the net fair value of our interest rate swap agreements associated with our interest rate risk management activities and included on our accompanying consolidated balance sheets as of June 30, 2005 and December 31, 2004 (in thousands):

                                                            June 30,       December 31,
                                                             2005              2004
                                                         ------------   ---------------

    Derivatives-net asset/(liability)
     Deferred charges and other assets................    $   214,604      $  132,210
     Other long-term liabilities and deferred credits.           (525)         (2,057)
                                                          ------------     -----------
      Market value of interest rate swaps............     $   214,079      $  130,153
                                                          ============     ===========



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

     Our Products Pipelines segment derives its revenues primarily from the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids. Our Natural Gas Pipelines segment derives its revenues primarily from the transmission, storage, gathering and sale of natural gas. Our CO2 segment derives its revenues primarily from the production and sale of crude oil from fields in the Permian Basin of West Texas and from the transportation and marketing of carbon dioxide used as a flooding medium for recovering crude oil from mature oil fields. Our Terminals segment derives its revenues primarily from the transloading and storing of refined petroleum products and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt, and chemicals.

     Financial information by segment follows (in thousands):



                                                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                                 ------------------------------      ---------------------------
                                                                      2005           2004                2005             2004
                                                                 --------------  --------------      ------------    -----------
Revenues
  Products Pipelines..........................................   $      174,632  $      159,464      $   345,915     $   314,320
  Natural Gas Pipelines.......................................        1,616,657       1,554,831        3,089,549       2,992,739
  CO2.........................................................          162,029         110,572          325,192         216,158
  Terminals...................................................          173,037         132,315          337,631         256,221
                                                                 --------------  --------------      -----------     -----------
  Total consolidated revenues.................................   $    2,126,355  $    1,957,182      $ 4,098,287     $ 3,779,438
                                                                 ==============  ==============      ===========     ===========

Operating expenses(a)
  Products Pipelines..........................................   $       57,070  $       46,425      $   109,126     $    89,303
  Natural Gas Pipelines.......................................        1,509,692       1,463,867        2,866,787       2,803,827
  CO2.........................................................           54,334          41,904          103,843          80,289
  Terminals...................................................           91,736          64,287          177,152         124,393
                                                                  -------------  --------------     ------------     -----------
  Total consolidated operating expenses.......................   $    1,712,832  $    1,616,483     $  3,256,908     $ 3,097,812
                                                                  =============  ==============     ============     ===========

Depreciation, depletion and amortization
  Products Pipelines..........................................   $       19,828  $       17,384     $     39,222     $    34,800
  Natural Gas Pipelines.......................................           15,816          12,926           30,574          25,768
  CO2.........................................................           38,462          29,130           77,164          56,118
  Terminals...................................................           14,155          10,438           26,328          20,723
                                                                  -------------  --------------     ------------     -----------
  Total consol. depreciation, depletion and amortization......   $       88,261  $       69,878     $    173,288     $   137,409
                                                                  =============  ==============     ============     ===========

Earnings from equity investments
  Products Pipelines..........................................   $        7,065  $        8,933     $     15,450     $    13,952
  Natural Gas Pipelines.......................................            8,598           4,311           17,028           9,278
  CO2.........................................................            7,151           7,362           16,399          17,841
  Terminals...................................................               24               3               33               7
                                                                  -------------  --------------     ------------     -----------
   Total consolidated equity earnings..........................  $       22,838  $       20,609           48,910          41,078
                                                                  =============  ==============     ============     ===========





                                                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                                 ------------------------------      ---------------------------
                                                                      2005           2004                 2005            2004
                                                                 --------------  --------------      -----------     -----------
Amortization of excess cost of equity investments
  Products Pipelines..........................................   $          836  $          821      $     1,680     $     1,642
  Natural Gas Pipelines.......................................               69              69              138             138
  CO2.........................................................              504             504            1,008           1,008
  Terminals...................................................                -               -                -               -
                                                                  -------------  --------------      -----------     -----------
  Total consol. amortization of excess cost of investments....   $        1,409  $        1,394     $      2,826     $     2,788
                                                                  =============  ==============     ============     ===========

Interest income
  Products Pipelines..........................................   $        1,149  $            -     $      2,298     $         -
  Natural Gas Pipelines.......................................              166               -              337               -
  CO2.........................................................                -               -                -               -
  Terminals...................................................                -               -                -               -
                                                                  -------------  --------------     ------------     -----------
  Total segment interest income...............................            1,315               -            2,635               -
  Unallocated interest income.................................               93             201              265             477
                                                                  -------------  --------------     ------------     -----------
  Total consolidated interest income..........................   $        1,408  $          201     $      2,900     $       477
                                                                  =============  ==============     ============     ===========

Other, net - income (expense)
  Products Pipelines..........................................   $          223  $        1,127     $        365     $       765
  Natural Gas Pipelines.......................................              396              (4)             142           1,126
  CO2.........................................................               (1)             23                -              32
  Terminals...................................................               31            (211)          (1,179)           (245)
                                                                  -------------  --------------     ------------     -----------
  Total segment other, net - income (expense).................              649             935             (672)          1,678
  Loss from early extinguishment of debt......................                -          (1,424)               -          (1,424)
                                                                  -------------  --------------     ------------     -----------
  Total consolidated Other, net - income (expense)............   $          649  $         (489)    $       (672)    $       254
                                                                  =============  ==============     ============     ============

Income tax benefit (expense)
  Products Pipelines..........................................   $       (2,737) $       (3,803)    $     (6,038)    $    (6,184)
  Natural Gas Pipelines.......................................           (1,081)            167           (1,538)           (773)
  CO2.........................................................              (67)            (61)            (112)            (47)
  Terminals...................................................           (3,730)         (2,121)          (7,502)         (2,718)
                                                                  -------------- --------------     ------------     -----------
  Total consolidated income tax benefit (expense).............   $       (7,615) $       (5,818)    $    (15,190)    $    (9,722)
                                                                  ============== ==============     ============     ============

Segment earnings
  Products Pipelines..........................................   $      102,598  $      101,091     $    207,962     $   197,108
  Natural Gas Pipelines.......................................           99,159          82,443          208,019         172,637
  CO2.........................................................           75,812          46,358          159,464          96,569
  Terminals...................................................           63,471          55,261          125,503         108,149
                                                                  -------------  --------------     ------------     -----------
  Total segment earnings(b)...................................          341,040        285,153          700,948          574,463
  Interest and corporate administrative expenses(c)...........         (119,214)       (89,935)        (255,501)        (187,491)
                                                                  -------------  --------------     ------------     -----------
  Total consolidated net income...............................   $      221,826  $     195,218      $    445,447     $   386,972
                                                                  =============  ==============     ============     ===========

Segment earnings before depreciation, depletion, amortization
  And amortization
  of excess cost of equity investments(d)
  Products Pipelines..........................................   $      123,262  $     119,296      $    248,864     $   233,550
  Natural Gas Pipelines.......................................          115,044         95,438           238,731         198,543
  CO2.........................................................          114,778         75,992           237,636         153,695
  Terminals...................................................           77,626         65,699           151,831         128,872
                                                                  -------------  -------------      ------------     -----------
   Total segment earnings before DD&A..........................         430,710        356,425           877,062         714,660
   Total consol. depreciation, depletion and amortization......         (88,261)       (69,878)         (173,288)       (137,409)
   Total consol. amortization of excess cost of investments....          (1,409)        (1,394)           (2,826)         (2,788)
   Interest and corporate administrative expenses..............        (119,214)       (89,935)         (255,501)       (187,491)
                                                                  -------------  -------------      ------------     -----------
   Total consolidated net income ..............................  $      221,826  $     195,218      $    445,447     $   386,972
                                                                  =============  =============      ============     ===========

Capital expenditures
   Products Pipelines..........................................  $       56,647  $      35,951      $     97,717     $    66,962
   Natural Gas Pipelines.......................................          23,488         36,251            33,147          54,073
   CO2.........................................................          74,385         82,492           126,942         159,207
   Terminals...................................................          43,281         35,113            83,803          59,283
                                                                  -------------  -------------     -------------     -----------
   Total consolidated capital expenditures(e)..................  $      197,801  $     189,807      $    341,609     $   339,525
                                                                  =============  =============      ============     ===========

                                       48


                                                                          June 30,       December 31,
                                                                            2005            2004
                                                                        ------------    -------------
        Assets
         Products Pipelines...................................          $  3,715,926    $   3,651,657
         Natural Gas Pipelines................................             3,713,066        3,691,457
         CO2..................................................             1,686,519        1,527,810
         Terminals............................................             1,902,312        1,576,333
                                                                        ------------    -------------
         Total segment assets.................................            11,017,823       10,447,257
         Corporate assets(f)..................................               253,182          105,685
                                                                        ------------    -------------
         Total consolidated assets............................          $ 11,271,005    $  10,552,942
                                                                        ============    =============





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

(e) Includes sustaining capital expenditures of $28,747 and $25,939 for the three months ended June 30, 2005 and 2004 respectively, and includes sustaining capital expenditures of $52,956 and $46,094 for the six months ended June 30, 2005 and 2004, respectively. Sustaining capital expenditures are defined as capital expenditures which do not increase the capacity of an asset.

(f) Includes cash, cash equivalents, restricted deposits and certain unallocable deferred charges.

     We do not attribute interest and debt expense to any of our reportable business segments. For the three months ended June 30, 2005 and 2004, we reported (in thousands) total consolidated interest expense of $66,720 and $46,793, respectively. For the six months ended June 30, 2005 and 2004, we reported (in thousands) total consolidated interest expense of $126,939 and $94,290, respectively.

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

     Net periodic benefit costs for these plans include the following components (in thousands):


                                                                     Other Post-retirement Benefits
                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                     ---------------------------       ---------------------------
                                                         2005          2004                 2005           2004
                                                     -----------  --------------       ------------  -------------
  Net periodic benefit cost
  Service cost............................              $   2         $  28                $   4          $  56
  Interest cost...........................                 77            97                  154            194
  Expected return on plan assets..........                 --            --                   --             --
  Amortization of prior service cost......                (29)          (31)                 (58)           (62)
  Actuarial gain..........................               (127)         (244)                (254)          (488)
                                                        -----         ------               ------         ------
  Net periodic benefit cost...............              $ (77)        $(150)               $(154)         $(300)
                                                        ======        ======               ======         ======


     Our net periodic benefit cost for each of the first two quarters of 2005 was a credit of $77,000, which resulted in increases to income, largely due to amortizations of an actuarial gain and a negative prior service cost, primarily related to the following:

     - there have been changes to the plan for both 2004 and 2005 which reduced liabilities, creating a negative prior service cost that is being amortized each year; and

     - there was a significant drop in 2004 in the number of retired participants reported as pipeline retirees by Burlington Northern Santa Fe, which holds a 0.5% special limited partner interest in SFPP, L.P.

     As of June 30, 2005, we estimate our overall net periodic post-retirement benefit cost for the year 2005 will be an annual credit of approximately $0.3 million. This amount could change in the remaining months of 2005 if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities.


13.  Related Party Transactions

     Plantation Pipe Line Company

     We own a 51.17% equity interest in Plantation Pipe Line Company. An affiliate of ExxonMobil owns the remaining 48.83% interest. In July 2004, Plantation repaid a $10 million note outstanding and $175 million in outstanding commercial paper borrowings with funds of $190 million borrowed from its owners. We loaned Plantation $97.2 million, which corresponds to our 51.17% ownership interest, in exchange for a seven year note receivable bearing interest at the rate of 4.72% per annum. As of December 31, 2004, the principal amount receivable from this note was $96.3 million. We included $2.2 million of this balance within "Accounts, notes and interest receivable, net-Related parties" on our consolidated balance sheet as of December 31, 2004, and we included the remaining $94.1 million balance within "Notes receivable-Related parties."

     In June 2005, Plantation paid to us $1.1 million in principal amount under the note, and as of June 30, 2005, the principal amount receivable from this note was $95.2 million. We included $2.2 million of this balance within "Accounts, notes and interest receivable, net-Related parties" on our consolidated balance sheet as of June 30, 2005, and we included the remaining $93.0 million balance within "Notes receivable-Related parties."

     Coyote Gas Treating, LLC

     We own a 50% equity interest in Coyote Gas Treating, LLC, referred to in this report as Coyote Gulch. Coyote Gulch is a joint venture, and Enterprise Field Services LLC owns the remaining 50% equity interest. We are the managing partner of Coyote Gulch. In June 2001, Coyote repaid the $34.2 million in outstanding borrowings under its 364-day credit facility with funds borrowed from its owners. We loaned Coyote $17.1 million, which corresponds to our 50% ownership interest, in exchange for a one-year note receivable bearing interest payable monthly at LIBOR plus a margin of 0.875%. On June 30, 2002 and June 30, 2003, the note was extended for one year. On June 30, 2004, the term of the note was made month-to-month. As of both December 31, 2004 and June 30, 2005, we included the principal amount of $17.1 million related to this note within "Notes Receivable-Related parties" on our consolidated balance sheets.

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

     KM Insurance, Ltd.

     KM Insurance, Ltd. ("KMIL"), is a Bermuda insurance company and wholly-owned subsidiary of KMI. KMIL was formed during the second quarter of 2005 as a Class 2 Bermuda insurance company, the sole business of which is to issue policies for KMI and us to secure the deductible portion of our workers compensation, automobile liability, and general liability policies placed in the commercial insurance market. We accrued for the cost of insurance which is included in the related party accounts.


14.  Recent Accounting Pronouncements

     SFAS No. 123R

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), "Share-Based Payment." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," and requires companies to expense the value of employee stock options and similar awards. Significant provisions of SFAS No. 123R include the following:

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

     In April 2005, both the FASB and the Securities and Exchange Commission decided to delay the effective date for public companies to implement SFAS No. 123R (revised 2004). The new Statement is now effective for public companies for annual periods beginning after June 15, 2005 (January 1, 2006, for us). We are currently reviewing the effects of this accounting Statement; however, we have not granted common unit options since May 2000 and we do not expect the adoption of this Statement to have any immediate effect on our consolidated financial statements.

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

     SFAS No. 154

     In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This Statement replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.

     SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. In contrast, APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The FASB believes the provisions of SFAS No. 154 will improve financial reporting because its requirement to report voluntary changes in accounting principles via retrospective application, unless impracticable, will enhance the consistency of financial information between periods.

     The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (January 1, 2006 for us). Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. Adoption of this Statement will not have any immediate effect on our consolidated financial statements, and we will apply this guidance prospectively.

     EITF 04-5

     In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 04-5, or EITF 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." EITF 04-5 provides guidance for purposes of assessing whether certain limited partners rights might preclude a general partner from controlling a limited partnership.

     For general partners of all new limited partnerships formed, and for existing limited partnerships for which the partnership agreements are modified, the guidance in EITF 04-5 is effective after June 29, 2005. For general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 (January 1, 2006, for us). We are currently reviewing the specific effects of this Issue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of our financial condition and results of operations provides you with a narrative on our financial results. It contains a discussion and analysis of the results of operations for each segment of our business, followed by a discussion and analysis of our financial condition. The following discussion and analysis should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report), and (ii) our consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the fair values used to determine possible asset impairment charges, provisions for uncollectible accounts receivable, exposures under contractual indemnifications and various other recorded or disclosed amounts. Further information about us and information regarding our accounting policies and estimates that we considered to be "critical" can be found in our Annual Report on Form 10-K for the year ended December 31, 2004. There have not been any significant changes in these policies and estimates during the six months ended June 30, 2005.

     Results of Operations





                                                                        Three Months Ended        Six Months Ended
                                                                              June 30,                 June 30,
                                                                        ------------------        ------------------
                                                                        2005          2004        2005          2004
                                                                        ----          ----        ----          ----
                                                                                         (In thousands)
Earnings before depreciation, depletion and amortization
  expense and amortization of excess cost of equity investments
  Products Pipelines..........................................     $   123,262   $   119,296    $  248,864   $ 233,550
  Natural Gas Pipelines.......................................         115,044        95,438       238,731     198,543
  CO2.........................................................         114,778        75,992       237,636     153,695
  Terminals...................................................          77,626        65,699       151,831     128,872
                                                                   -----------   -----------    ----------   ---------
Segment earnings before depreciation, depletion and
  amortization expense and amortization of excess cost of
  equity investments(a).......................................         430,710       356,425       877,062     714,660

Depreciation, depletion and amortization expense..............         (88,261)      (69,878)     (173,288)   (137,409)
Amortization of excess cost of equity investments.............          (1,409)       (1,394)       (2,826)     (2,788)
Interest and corporate administrative expenses(b).............        (119,214)      (89,935)     (255,501)   (187,491)
                                                                   -----------   -----------    -----------  ----------
Net income....................................................     $   221,826   $   195,218    $  445,447   $  386,972
                                                                   ===========   ===========    ===========  ==========


_______

(a) Includes revenues, earnings from equity investments, income taxes, allocable interest income and other, net, less operating expenses.

(b) Includes unallocated interest income, interest and debt expense, general and administrative expenses, minority interest expense and loss from early extinguishment of debt (2004 only).

     Consolidated net income in the second quarter of 2005 was $221.8 million ($0.50 per diluted unit), compared to $195.2 million ($0.51 per diluted unit) in the second quarter of 2004. For the six months ended June 30, 2005, our consolidated net income was $445.4 million ($1.04 per diluted unit), compared to $387.0 million ($1.03 per diluted unit) for the first six months of 2004. We earned total revenues of $2,126.4 million and $1,957.2 million, respectively, in the three month periods ended June 30, 2005 and 2004, and revenues of $4,098.3 million and $3,779.4 million, respectively, in the six month periods ended June 30, 2005 and 2004.

     Throughout the first half of 2005, we have continued to follow our strategies of providing fee-based transportation, storage and handling services to growing energy markets, increasing crude oil production from our interests in oil field reserves, and enlarging our business portfolio through both strategic acquisitions and internal expansions. The period-to-period increases in our net income and diluted earnings per unit for the first half of 2005 were primarily due to:

     - higher earnings from our oil and gas producing activities, resulting from higher crude oil and gas plant liquids production volumes, and from higher industry price levels for both crude oil and natural gas processing plant liquid products;

     - improved performance from the sales of natural gas, favorable cashouts of natural gas pipeline imbalances, and higher earnings from our natural gas gathering equity investees; and

     - incremental earnings attributable to internal expansion projects and strategic acquisitions completed since the end of the second quarter of 2004.

     Because our partnership agreement requires us to distribute 100% of our available cash to our partners on a quarterly basis (available cash consists primarily of all our cash receipts, less cash disbursements and changes in reserves), we look at each period's earnings before all non-cash depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments, as an important measure of our success in maximizing returns to our partners. We also use this measure of profit and loss internally for evaluating segment performance and deciding how to allocate resources to segments, and in both the second quarter and first six months of 2005, all four of our reportable business segments reported increases in earnings before depreciation, depletion and amortization compared to the same periods of 2004.

     We declared a cash distribution of $0.78 per unit for the second quarter of 2005 (an annualized rate of $3.12). This distribution is approximately 10% higher than the $0.71 per unit distribution we made for the second quarter of 2004. We expect to declare cash distributions of at least $3.13 per unit for 2005; however, no assurance can be given that we will be able to achieve this level of distribution.

     Products Pipelines





                                                                             Three Months Ended        Six Months Ended
                                                                                 June 30,                 June 30,
                                                                           ------------------         ------------------
                                                                           2005          2004         2005          2004
                                                                           ----          ----         ----          ----
                                                                               (In thousands, except operating statistics)
Revenues.............................................................  $ 174,632     $  159,464   $ 345,915     $ 314,320
Operating expenses(a)................................................    (57,070)       (46,425)   (109,126)      (89,303)
Earnings from equity investments.....................................      7,065          8,933      15,450        13,952
Interest income and Other, net-income (expense)......................      1,372          1,127       2,663           765
Income taxes.........................................................     (2,737)        (3,803)     (6,038)       (6,184)
                                                                       ---------     ----------   ---------     ---------
  Earnings before depreciation, depletion and amortization
    expense and amortization of excess cost of equity investments....    123,262        119,296     248,864       233,550

Depreciation, depletion and amortization expense.....................    (19,828)       (17,384)    (39,222)      (34,800)
Amortization of excess cost of equity investments....................       (836)          (821)     (1,680)       (1,642)
                                                                       ---------     -----------  ---------     ---------
  Segment earnings...................................................  $ 102,598     $  101,091   $ 207,962     $ 197,108
                                                                       =========     ===========  =========     =========

Gasoline (MMBbl).....................................................      118.0          117.1       226.9         226.6
Diesel fuel (MMBbl)..................................................       40.8           40.9        81.0          79.2
Jet fuel (MMBbl).....................................................       29.4           29.2        58.8          58.0
                                                                       ---------     ----------   ---------     ---------
  Total refined product volumes (MMBbl)..............................      188.2          187.2       366.7         363.8
Natural gas liquids (MMBbl)..........................................        8.0            9.4        17.6          20.9
                                                                       ---------     ----------   ---------     ---------
  Total delivery volumes (MMBbl)(b)..................................      196.2          196.6       384.3         384.7
                                                                       =========     ==========   =========     =========


__________

(a) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(b) Includes Pacific, Plantation, North System, CALNEV, Central Florida, Cypress and Heartland pipeline volumes.

     Our Products Pipelines segment reported earnings before depreciation, depletion and amortization of $123.3 million on revenues of $174.6 million in the second quarter of 2005. This compares to earnings before depreciation, depletion and amortization of $119.3 million on revenues of $159.5 million in the second quarter of 2004. For the comparable six month periods, the segment reported earnings before depreciation, depletion and amortization of $248.9 million on revenues of $345.9 million in 2005, and earnings before depreciation, depletion and amortization of $233.6 million on revenues of $314.3 million in 2004.

     The segment's overall $4.0 million (3%) increase in earnings before depreciation, depletion and amortization in the second quarter of 2005 versus the second quarter of 2004 included a $4.9 million increase in earnings before depreciation, depletion and amortization from our Southeast product terminal operations, including incremental earnings of $3.3 million from the refined product terminal operations we acquired in November 2004 from Charter Terminal Company and Charter-Triad Terminals, LLC. We also reported a quarter-to-quarter increase of $2.0 million (3%) from the combined operations of our Pacific and CALNEV Pipeline operations, a $0.6 million (23%) increase from our North System natural gas liquids pipeline, and a $0.4 million (5%) increase from our Central Florida Pipeline operations. The $1.6 million (46%) quarter-to-quarter increase in earnings before depreciation, depletion and amortization from the Southeast terminals owned during both quarters was largely due to higher product storage revenues. The increase from our Pacific and CALNEV operations, which together consist of seven pipeline segments that serve six western states with approximately 3,100 miles of refined petroleum products pipelines and related terminal facilities, was mainly due to higher product delivery revenues and higher product terminal revenues. The quarter-to-quarter increase from our North System was due to higher throughput delivery revenues, driven primarily by a greater average tariff resulting from a higher ratio of long haul shipments to shorter haul shipments and, to a lesser extent, higher published tariff rates that were approved by the Federal Energy Regulatory Commission and became effective April 1, 2005. The increase in earnings from our Central Florida Pipeline was mainly due to higher product delivery revenues resulting from an overall 9% increase in throughput delivery volumes.

     The segment's overall $15.3 million (7%) increase in earnings before depreciation, depletion and amortization in the first six months of 2005 versus the first six months of 2004 included a $10.4 million increase from our Southeast product terminal operations, including incremental earnings of $9.8 million from the combined terminal operations we acquired from Charter in November 2004 and from Exxon Mobil Corporation in March 2004. We also reported a $5.7 million (5%) increase from our Pacific operations and a $3.2 million (19%) increase attributable to our 51% ownership interest in Plantation Pipe Line Company.

     The increase in earnings before depreciation, depletion and amortization expenses for the comparative six month periods from our Pacific operations was largely related to an $11.2 million (7%) increase in operating revenues, driven by both higher mainline delivery revenues and higher product terminal revenues. The period-to-period increase from Plantation was due to the recognition, in 2005, of incremental interest income on our long-term note receivable from Plantation, and an increase in equity earnings due to higher income earned by Plantation as a result of both higher pipeline delivery revenues in the first half of 2005 and higher litigation settlement expenses incurred in the first half of 2004.

     The overall increase in segment earnings before depreciation, depletion and amortization in both the comparable three and six month periods were partly offset by year-over-year decreases from our petroleum pipeline transmix processing operations and West Coast product terminals. For the comparable second quarter periods, we reported a $2.4 million (32%) decrease in earnings before depreciation, depletion and amortization from our transmix processing operations and a $1.0 million (10%) decrease from our West Coast terminals. For the comparable six month periods, our transmix and West Coast terminal operations reported decreases of $2.4 million (18%) and $1.2 million (6%), respectively, in 2005 versus 2004. The quarterly and year-to-date decreases from our transmix operations were due to both lower revenues, resulting from an almost 11% decrease in processing volumes, and lower other income, due to a $0.9 million benefit taken from the write-off of certain short-term liabilities in the second quarter of 2004. The quarterly and year-to-date decreases from our West Coast product terminal operations were due to both higher property tax expenses in 2005, due to expense reversals taken in the second quarter of 2004 pursuant to favorable property reassessments, and to lower product revenues resulting from the fourth quarter 2004 closure of our Gaffey Street product terminal located in San Pedro, California.

     Revenues for the segment increased $15.1 million (9%) in the second quarter of 2005 compared to the second quarter of 2004. For the comparable six month periods, revenues increased $31.6 million (10%) in 2005 versus 2004. The quarter-to-quarter increase in segment revenues included incremental revenues of $7.5 million from our Southeast terminals, including $6.1 million attributable to the Charter terminals we acquired since the end of the second quarter of 2004. The remaining $1.4 million increase was largely attributable to higher product storage revenues at the terminals we acquired in March 2004 from ExxonMobil, with the strongest growth coming from our Newington, Virginia and Collins, Mississippi terminals. The increase in segment revenues between the comparable six month periods included a $19.6 million increase from our Southeast terminals, including $19.1 million of incremental revenues from the terminals acquired since March 2004.

     The overall increases in revenues for the three and six month periods ended June 30, 2005, compared to the prior year, also included increases of $6.4 million (8%) and $11.2 million (7%), respectively, from our Pacific operations, and increases of $1.4 million (11%) and $1.6 million (6%), respectively, from our CALNEV Pipeline. Pacific's period-to-period increases in revenues were driven by increases of $4.7 million (8%) and $8.6 million (7%), respectively, in mainline delivery revenues, due to both higher delivery volumes and higher average tariff rates, and by higher product terminal revenues. The period-to-period increases in CALNEV's revenues were due to higher terminal revenues and to higher product delivery revenues resulting from increases of 4% and 2%, respectively, in product delivery volumes in the second quarter and first six months of 2005, when compared to the same periods of 2004. Combined, our Pacific and CALNEV businesses operate 15 truck-loading terminals that provide services to customers such as product storage and truck-loading, vapor handling, and injection and blending services.

     We also benefited from a quarter-to-quarter revenue increase of $1.2 million (18%) from our North System, due primarily to a greater average tariff resulting from a higher ratio of long haul shipments to shorter haul shipments and, to a lesser degree, higher published tariff rates that became effective on April 1, 2005. The new rates were associated with a cost of service filing that was approved by the FERC. Revenues from our Central Florida Pipeline increased $1.5 million (8%) in the first half of 2005 compared to the first half of 2004. The increase was due to a 10% increase in delivery volumes. For the second quarter of 2005, total delivery volumes of refined products were up 0.5% compared to the second quarter of 2004 with increases on Pacific, Central Florida and CALNEV largely offset by a decrease on Plantation. Although jet and diesel fuel delivery volumes were essentially unchanged quarter-over-quarter, overall segment gasoline volumes were up almost 0.8% in 2005 versus 2004, largely due to Central Florida. Deliveries of natural gas liquids were down about 15% due to low demand for propane on the North System, and Cypress Pipeline, but revenues were up over 4% due to higher tariffs.

     The segment's operating expenses increased $10.6 million (23%) in the second quarter of 2005, compared to the second quarter of 2004, and increased $19.8 million (22%) in the first six months of 2005, compared to the first six months of 2004. The quarter-to-quarter increase in operating expenses included increases of $2.7 million from the Southeast terminal operations we acquired in November 2004, $5.2 million (27%) from our Pacific operations, largely due to higher overall repair, maintenance and labor expenses associated with line wash-outs, repairs and environmental issues, and $1.0 million (26%) from our West Coast terminals, largely due to higher property tax expenses in 2005 relative to 2004, as discussed above. The overall increase in segment operating expenses from the comparative six month periods included incremental expenses of $9.2 million from the Southeast terminal operations we acquired since March 2004, $6.8 million (16%) from our combined Pacific and CALNEV Pipeline operations, $1.3 million (20%) from our 49.8% proportionate interest in the Cochin Pipeline, and $1.0 million (11%) from our North System. The increase from our Pacific and CALNEV operations were mainly due to additional maintenance and clean-up work resulting from adverse weather in the State of California in the first quarter of 2005. The increase from the Cochin Pipeline was primarily due to higher labor and outside services associated with additional health, safety and security work, and the increase in operating expenses from our North System was mainly due to higher storage expenses related to a new contract agreement entered into in April 2004.

     In the second quarter of 2005, the segment's earnings from equity investments decreased $1.9 million (21%) from the equity earnings reported in the second quarter of 2004. The decrease was primarily due to a $1.8 million (20%) decrease in equity earnings from our 51% ownership interest in Plantation Pipe Line Company. The decrease was due to lower quarterly net income earned by Plantation, primarily due to write-offs taken in the second quarter of 2005, associated with projects and developmental work, and to higher interest expense associated with Plantation's long-term note payable to us (as discussed below). However, when taking into account the incremental interest income that we earned from the related-party note, and the favorable changes in our periodic income tax expense related to Plantation's lower net income, quarter-to-quarter earnings before depreciation, depletion and amortization from our investment in Plantation increased $0.2 million (2%) in 2005 versus 2004. For the comparative six month periods, equity earnings increased $1.5 million (11%) in 2005 versus 2004, reflecting a $1.2 million (9%) increase related to our investment in Plantation and a $0.3 million (67%) increase related to our 50% ownership interest in the Heartland Pipeline Company. Both increases were due to higher year-to-date income in 2005; for Plantation, the increase was due to higher litigation settlement expenses incurred in the first quarter of 2004, related to the resolution of a past environmental issue, and for Heartland, the increase was primarily due to higher pipeline delivery volumes in 2005.

     The segment's income from allocable interest income and other income and expense items was essentially flat across both second quarter periods. For the comparative six month periods, income from interest and other items increased $1.9 million in 2005 versus 2004. The increase included incremental interest earnings of $2.3 million from our long-term note receivable from Plantation Pipe Line Company. In July 2004, we loaned $97.2 million to Plantation to allow it to pay all of its outstanding credit facility and commercial paper borrowings and in exchange for this funding, we received a seven year note receivable bearing interest at the rate of 4.72% per annum. The overall increase in income from interest and other items in the first half of 2005 versus the first half of 2004 was partly offset by a $0.8 million period-to-period decrease in other income from our transmix operations, due to the write-off of a $0.9 million account payable in April 2004.

     The segment's income tax expenses decreased $1.1 million (28%) in the second quarter of 2005 compared to the second quarter of 2004, but were essentially unchanged over the first six month period of each year. The decrease in income taxes in the comparable three month periods was due to lower pre-tax earnings realized by Plantation and the Cochin pipeline systems in the second quarter of 2005.

     Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of equity investments, increased $2.5 million (14%) in the second quarter of 2005, and $4.5 million (12%) in the first six months of 2005, when compared to the same periods last year. The increases were primarily due to incremental depreciation charges associated with our Pacific operations, related to higher depreciable costs as a result of the capital spending we have made since the end of the second quarter of 2004, and to the inclusion of additional depreciation charges on the Southeast terminal assets that we acquired in November 2004.

     Natural Gas Pipelines





                                                                             Three Months Ended        Six Months Ended
                                                                                 June 30,                   June 30,
                                                                           --------------------         ------------------
                                                                           2005           2004          2005          2004
                                                                           ----           -----         ----          ----
                                                                               (In thousands, except operating statistics)
Revenues.............................................................  $ 1,616,657   $  1,554,831   $ 3,089,549     $ 2,992,739
Operating expenses(a)................................................   (1,509,692)    (1,463,867)   (2,866,787)     (2,803,827)
Earnings from equity investments.....................................        8,598          4,311        17,028           9,278
Interest income and Other, net-income (expense)......................          562             (4)          479           1,126
Income taxes.........................................................       (1,081)           167        (1,538)           (773)
                                                                       ------------  -------------  ------------    ------------
Earnings before depreciation, depletion and amortization
 expense and amortization of excess cost of equity investments.......      115,044         95,438       238,731         198,543

Depreciation, depletion and amortization expense.....................      (15,816)       (12,926)      (30,574)        (25,768)
Amortization of excess cost of equity investments....................          (69)           (69)         (138)           (138)
                                                                       ------------  -------------  ------------    ------------
  Segment earnings...................................................  $    99,159   $     82,443   $    208,019    $    172,637
                                                                       ============  ============   ============    ============

Natural gas transport volumes (Trillion Btus)(b).....................        307.1          316.5         645.1           645.7
                                                                       ============  ============   ============    ============
Natural gas sales volumes (Trillion Btus)(c).........................        222.7          242.8         449.3           487.9
                                                                       ============  ============   ============    ============


__________

(a) Includes natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(b) Includes Kinder Morgan Interstate Gas Transmission, Texas intrastate natural gas pipeline group, Trailblazer and

     TransColorado pipeline volumes. TransColorado volumes are included for all periods (acquisition date November 1, 2004).
(c)  Represents Texas intrastate natural gas pipeline group.

     Our Natural Gas Pipelines business segment reported earnings before depreciation, depletion and amortization of $115.0 million on revenues of $1,616.7 million in the second quarter of 2005. This compares to earnings before depreciation, depletion and amortization of $95.4 million on revenues of $1,554.8 million in the second quarter of 2004. For the six month periods ended June 30, 2005 and 2004, the segment reported earnings before depreciation, depletion and amortization of $238.7 million and $198.5 million, respectively, and revenues of $3,089.5 million and $2,992.7 million, respectively.

     The segment's $19.6 million (21%) increase in earnings before depreciation, depletion and amortization expenses in the second quarter of 2005 compared to the second quarter of 2004 included incremental earnings before depreciation, depletion and amortization expenses of $9.4 million from our TransColorado Pipeline, a 300-mile interstate natural gas pipeline system that extends from the Western Slope of Colorado to the Blanco natural gas hub in northwestern New Mexico. We acquired the TransColorado Pipeline from KMI effective November 1, 2004.

     Our Kinder Morgan Interstate Gas Transmission system, which along with our Trailblazer Pipeline and our TransColorado Pipeline comprise our Rocky Mountain natural gas pipeline group, reported an $8.8 million (42%) increase in earnings before depreciation, depletion and amortization expenses in the second quarter of 2005 compared to the second quarter of 2004. The increase in earnings before depreciation, depletion and amortization expenses from KMIGT was mainly due to higher operational sales of natural gas and to imbalance valuation adjustments. KMIGT's operational gas sales are primarily made possible by its collection of fuel in-kind pursuant to its transportation tariffs. In addition, we reported higher equity earnings from our 49% ownership interest in the Red Cedar Gas Gathering Company. The increase in equity earnings from Red Cedar accounted for $4.4 million of the quarter-to-quarter increase in segment earnings before depreciation, depletion and amortization expenses. The increase in earnings before depreciation, depletion and amortization from Red Cedar was due to higher quarterly income, primarily resulting from additional sales of excess fuel gas, the result of favorable reductions in the amount of natural gas lost and used within the system during gathering operations.

     The segment's overall increase in earnings before depreciation, depletion and amortization in the second quarter of 2005 compared to the second quarter of 2004 was partially offset by a combined $2.7 million (5%) decrease in earnings before depreciation, depletion and amortization expenses from our Texas intrastate natural gas pipeline group, which consists of our Kinder Morgan Tejas, Kinder Morgan Texas Pipeline, Mier-Monterrey Mexico Pipeline and Kinder Morgan North Texas Pipeline systems. The decrease in earnings before depreciation, depletion and amortization from our intrastate group was primarily due to an 8% decrease in natural gas sales volumes partially offset by higher margins (defined as the difference between the prices at which we buy gas in our supply areas and the prices at which we sell gas in our market areas, less the cost of fuel to transport) in our recurring business.

     For the comparable six month periods, the $40.2 million (20%) overall increase in segment earnings before depreciation, depletion and amortization expenses in 2005 over 2004 included an increase of $18.0 million from the inclusion of TransColorado, increases of $8.7 million (20%) and $8.0 million (125%), respectively, from KMIGT and Red Cedar, due to the same reasons described above, and an increase of $7.6 million (38%) from our Trailblazer natural gas pipeline system, mainly due to timing differences on the favorable settlements of natural gas pipeline imbalances in the first quarter of 2005. These pipeline imbalances were caused by differences between the volumes nominated and volumes delivered at an inter-connecting point by the pipeline. Earnings before depreciation, depletion and amortization from our Texas intrastate natural gas pipeline group increased $0.3 million in the first half of 2005, when compared to the first half of last year. The increase was primarily due to lower operating expenses, reflecting favorable adjustments in operating lease and pipeline maintenance expenses in 2005 versus 2004.

     The segment's overall increase in earnings before depreciation, depletion and amortization in the first six months of 2005 compared to the first six months of 2004 was partially offset by a $2.6 million (33%) decrease in earnings before depreciation, depletion and amortization expenses from our Casper Douglas natural gas gathering system, primarily due to lower natural gas sale volumes, caused by higher fuel reimbursement charges that reduced volumes available for sale.

     Revenues earned by our Natural Gas Pipelines segment during the second quarter and first six months of 2005 increased $61.9 million (4%) and $96.8 million (3%), respectively, over comparable periods in the prior year. Our Texas intrastate natural gas pipeline group accounted for $42.1 million and $72.9 million of the respective periodic increases in segment revenues. The group's higher revenues were driven by higher natural gas sales revenues earned by our Kinder Morgan Tejas, Kinder Morgan Texas Pipeline, and Kinder Morgan North Texas Pipeline systems. The Texas intrastate natural gas pipeline group purchases, sells, stores and transports for others, significant volumes of natural gas on Kinder Morgan Tejas and Kinder Morgan Texas Pipeline and combined, the two systems reported increases in natural gas sales revenues in the second quarter and first six months of 2005 of $32.1 million (2%) and $66.5 million (2%), respectively, when compared to the same prior year periods. The increases were driven by higher average natural gas sales prices during 2005; for the three month period, average natural gas sales prices increased 12% (from $5.92 per dekatherm in 2004 to $6.62 per dekatherm in 2005); for the six month period, average natural gas sales prices increased 11% (from $5.63 per dekatherm in 2004 to $6.27 per dekatherm in 2005). The higher sale prices more than offset the period-to-period decreases in natural gas sales volumes. The decreases in natural gas sales volumes were largely due to lower electric generation demand and to reduced sales to lower margin customers.

     The inclusion of the TransColorado Pipeline in our 2005 results accounted for total revenue increases of $10.7 million and $20.5 million, respectively, in the second quarter and first six months of 2005. KMIGT, which owns approximately 4,500 miles of natural gas transmission lines and primarily provides gas transportation and storage services to customers, reported increases in revenues of $9.4 million (27%) and $5.1 million (7%) for the second quarter and first six months of 2005, respectively. The increases were driven by higher sales of natural gas in the second quarter of 2005. Pursuant to its effective interstate natural gas transportation tariff, KMIGT has authority to make gas purchases and sales as needed for system operations.

     The segment's combined operating expenses increased $45.8 million (3%) in the second quarter of 2005 compared to the second quarter of 2004. For the comparable six month periods, operating expenses increased $63.0 million (2%) in 2005 versus 2004. The increases were mainly related to higher natural gas purchase costs from our Texas intrastate natural gas pipeline group. For the total group, costs of sales increased $46.1 million (3%) in the second quarter of 2005 and $73.1 million (3%) in the first half of 2005, when compared to the same periods of 2004. The increases in natural gas purchase costs, which represent the expenses incurred under gas purchase contracts used to maintain pipeline natural gas supply, were caused by higher average commodity prices during 2005 as a result of continuing strong demand for natural gas across the State of Texas. However, higher natural gas purchase costs can occur from period to period without significantly impacting our margins due to the fact that we sell natural gas in the same price environment in which it is purchased, thereby offsetting the increases in our gas purchase costs by corresponding increases in our sales revenues.

     The inclusion of the TransColorado Pipeline in our 2005 results accounted for operating expenses of $1.3 million and $2.6 million, respectively, in the second quarter and first six months of 2005, and operating expenses from our Trailblazer pipeline system remained flat quarter-over-quarter, but decreased $7.9 million in the first six months of 2005 versus the same prior-year period due mainly to favorable gas imbalance settlements, referred to above, and lower gas reimbursement expenses.

     Earnings from equity investments increased $4.3 million (99%) and $7.8 million (84%), respectively, in the second quarter and first half of 2005, when compared to the same periods last year. The increases were chiefly due to higher net income earned by Red Cedar during 2005, driven by higher operational gas sales as a result of lower gas lost.

     Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of investments, increased $2.9 million (22%) and $4.8 million (19%), respectively, in the second quarter and first six months of 2005, when compared to the same periods last year. The increases were largely due to the inclusion of depreciation expense on the acquired TransColorado Pipeline and to higher depreciation expenses on the assets of our Texas intrastate natural gas pipeline group, due to additional capital investments made since the end of the second quarter of 2004.

CO2


                                                                             Three Months Ended        Six Months Ended
                                                                                 June 30,                   June 30,
                                                                           --------------------         ------------------
                                                                           2005           2004          2005          2004
                                                                           ----           -----         ----          ----
                                                                               (In thousands, except operating statistics)
Revenues.............................................................   $  162,029   $  110,572     $ 325,192     $   216,158
Operating expenses(a)................................................      (54,334)     (41,904)     (103,843)        (80,289)
Earnings from equity investments.....................................        7,151        7,362        16,399          17,841
Other, net-income (expense)..........................................           (1)          23             -              32
Income taxes.........................................................          (67)         (61)         (112)            (47)
                                                                        -----------  -----------    ----------    ------------
 Earnings before depreciation, depletion and amortization
  expense and amortization of excess cost of equity investments....        114,778       75,992       237,636         153,695

Depreciation, depletion and amortization expense(b)..................      (38,462)     (29,130)      (77,164)        (56,118)
Amortization of excess cost of equity investments....................         (504)        (504)       (1,008)         (1,008)
                                                                        -----------  -----------    ----------    ------------
  Segment earnings...................................................   $   75,812   $    46,358    $ 159,464     $    96,569
                                                                        ===========  ===========    ==========    ============

Carbon dioxide volumes transported (Bcf)(c)..........................        155.5         138.6        325.4           321.1
                                                                        ===========  ===========    ==========    ============
SACROC oil production (MBbl/d)(d)....................................         32.5          27.4         33.1            26.7
                                                                        ===========  ===========    ==========    ============
Yates oil production (MBbl/d)(d).....................................         24.0          18.6         24.0            18.2
                                                                        ===========  ===========    ==========    ============
Natural gas liquids sales volumes (MBbl/d)(e)........................          9.3           7.5          9.5             7.1
                                                                        ===========  ===========    ==========    ============
Realized weighted average oil price per Bbl(f)(g)....................   $    27.39   $     25.26    $    28.10    $     25.31
                                                                        ===========  ===========    ==========    ============
Realized weighted average natural gas liquids price per Bbl(g)(h)....   $    35.40   $     27.60    $    34.67    $     27.17
                                                                        ===========  ===========    ==========    ============


__________

(a) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(b) Includes depreciation, depletion and amortization expense associated with oil and gas production activities and gas processing activities in the amount of $33,828 for the second quarter of 2005, $25,484 for the second quarter of 2004, $68,025 for the first six months of 2005 and $48,600 for the first six months of 2004. Includes depreciation, depletion and amortization expense associated with sales and transportation services activities in the amount of $4,634 for the second quarter of 2005, $3,646 for the second quarter of 2004, $9,139 for the first six months of 2005 and $7,518 for the first six months of 2004.
(c) Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline and Pecos pipeline volumes.
(d) Represents 100% of the production from the field. We own an approximate 97% working interest in the SACROC unit and an approximate 50% working interest in the Yates unit.
(e)  Net to Kinder Morgan.
(f)  Includes all Kinder Morgan crude oil production properties.
(g) Hedge gains/losses for oil and natural gas liquids are included with crude oil.
(h) Includes production attributable to leasehold ownership and production attributable to our ownership in processing plants and third party processing agreements.

     Our CO2 segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates. The segment's primary businesses involve the production, transportation and marketing of carbon dioxide, commonly called CO2, and the production and marketing of crude oil and natural gas. Our CO2 business segment reported earnings before depreciation, depletion and amortization of $114.8 million on revenues of $162.0 million in the second quarter of 2005. These amounts compare to earnings before depreciation, depletion and amortization of $76.0 million on revenues of $110.6 million in the same quarter last year. For the six month periods ended June 30, 2005 and 2004, the segment reported earnings before depreciation, depletion and amortization of $237.6 million and $153.7 million, respectively, and revenues of $325.2 million and $216.2 million, respectively.

     The year-over-year growth in earnings before depreciation, depletion and amortization was primarily due to higher earnings from the segment's oil and gas producing activities, which include the operations associated with its ownership interests in oil-producing fields and natural gas processing plants. Earnings before depreciation, depletion and amortization from combined oil and gas producing activities totaled $72.5 million and $157.6 million, respectively, in the three and six month periods ended June 30, 2005. These amounts compare to earnings before depreciation, depletion and amortization of $48.5 million and $93.6 million, respectively, in the three and six month periods ended June 30, 2004. The period-to-period increases were mainly due to higher revenues from the sale of crude oil, produced from our interests in seven oil field units located in the Permian Basin area of West Texas, and the sale of gas plant liquid products, produced from our interests in three gasoline and gas processing plants also located in the Permian Basin. The increase in revenues was due to both higher sales prices and higher production volumes. While sales prices were generally higher for all products, revenues from crude oil sales increased significantly compared to the 2004 periods largely due to a rise in production volumes as a result of the infrastructure expansions and improvements we have made since the second quarter of 2004.

     Our CO2 segment's carbon dioxide sales and transportation activities reported earnings before depreciation, depletion and amortization in the amount of $42.3 million and $80.0 million, respectively, in the three and six month periods ended June 30, 2005. These same activities reported earnings before depreciation, depletion and amortization of $27.5 million and $60.1 million, respectively, for the three and six month periods ended June 30, 2004. The period-to-period increases were driven by higher revenues from carbon dioxide sales, mainly due to higher sales volumes, and by incremental crude oil transportation revenues, due to the inclusion of our Kinder Morgan Wink Pipeline, a 450-mile crude oil pipeline system located in West Texas and acquired effective August 31, 2004. For the second quarter of 2005, the Wink Pipeline reported earnings before depreciation, depletion and amortization of $5.1 million on revenues of $6.4 million; for the first six months of 2005, it reported earnings before depreciation, depletion and amortization of $9.7 million on revenues of $12.2 million.

     Revenues earned by our CO2 segment during the second quarter and first six months of 2005 increased $51.4 million (46%) and $109.0 million (50%), respectively, over comparable periods in the prior year. Both increases were mainly due to higher crude oil, plant product and carbon dioxide sales revenues, and higher crude oil transportation revenues, all described above. The increases were due to higher average prices, higher production and sales volumes, and the inclusion of the Wink Pipeline.

     Combined daily oil production from the two largest oil field units in which we hold ownership interests, consisting of our approximate 97% working interest in the SACROC oil field unit and our approximate 50% working interest in the Yates oil field unit, increased 23% and 27%, respectively, in the second quarter and first six months of 2005, as compared to the same periods last year. Similarly, sales volumes of natural gas liquids increased 24% and 34%, respectively, in the second quarter and first six months of 2005, when compared with the same periods of 2004. The volume increases were due to higher product demand and to the internal capital spending and acquisition expenditures we have made since the end of the second quarter of 2004.

     For the first six months of 2005, capital expenditures for our CO2 business segment totaled $126.9 million, the highest for all four of our reportable business segments. The expenditures largely represented incremental spending for new well and injection compression facilities at the SACROC oil field unit in order to enhance oil recovery from carbon dioxide injection. Additionally, in the first quarter of 2005, we spent $6.2 million in cash and assumed $0.3 million in liabilities to acquire an approximate 64.5% gross working interest in the Claytonville oil field unit, also located in the Permian Basin.

     We also benefited from increases of 8% and 28%, respectively, in our realized weighted average price of oil and natural gas liquids per barrel in the second quarter of 2005, as compared to the second quarter of 2004. For the comparable six month periods, our realized weighted average prices of oil and natural gas liquids per barrel increased 11% and 28%, respectively. Because we are exposed to market risks related to the price volatility of crude oil, natural gas liquids and carbon dioxide (to the extent contracts are tied to crude oil prices), we mitigate this commodity price risk through a long-term hedging strategy that is intended to generate more stable realized prices.

     Our strategy involves the use of financial derivative commodity instruments to manage this price risk on certain activities, including firm commitments and anticipated transactions for the sale of crude oil, natural gas liquids and carbon dioxide. Although the details of hedging can be somewhat complex, our strategy, as it relates to our oil production business, primarily involves entering into a forward sale or, in some cases, buying a put option in order to establish a known price level. In this way, we attempt to protect ourselves against the risk of an unfavorable price change in the interim. In essence, we use derivatives to lock in an acceptable margin between our production costs and our selling price. For more information on our hedging activities, see Note 10 to our consolidated financial statements, included elsewhere in this report.

     The segment's combined operating expenses increased $12.4 million (30%) in the second quarter of 2005 compared to the second quarter of 2004. For the comparable six-month periods, operating expenses increased $23.6 million (29%) in 2005 versus 2004. The increases were mainly related to higher fuel and power costs, due to increased carbon dioxide compression and equipment utilization, higher property and production taxes, due to the period-to-period increases in oil production volumes and the increase in capitalized assets since the end of the second quarter of 2004, and higher operating and maintenance expenses, due to additional labor and non-labor expenses related to higher production volumes.

     Earnings from the segment's equity investments represent the earnings from our 50% investment in the Cortez Pipeline Company, a partnership that owns and operates an approximate 500-mile common carrier carbon dioxide pipeline system that extends from Southwest Colorado through New Mexico to certain oil producing properties in West Texas. For the comparative quarterly periods, equity earnings from Cortez were essentially flat; for the comparative six month periods, equity earnings decreased $1.4 million (8%). The decrease reflects lower year-to-date net income earned by Cortez, primarily due to lower average tariff rates that more than offset a 7% increase in carbon dioxide transport volumes.

     Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of investments, increased $9.3 million (31%) and $21.0 million (37%), respectively, in the second quarter and first six months of 2005, when compared to the same periods last year. The increases were due to higher depreciable costs, related to incremental capital spending since June 2004, and higher unit-of-production depletion charges, related to higher period-to-period crude oil production.

     Terminals



                                                                             Three Months Ended        Six Months Ended
                                                                                 June 30,                   June 30,
                                                                           --------------------         ------------------
                                                                           2005           2004          2005          2004
                                                                           ----           -----         ----          ----
                                                                               (In thousands, except operating statistics)
Revenues.............................................................   $  173,037   $  132,315     $ 337,631     $   256,221
Operating expenses(a)................................................      (91,736)     (64,287)     (177,152)       (124,393)
Earnings from equity investments.....................................           24            3            33               7
Other, net-income (expense)..........................................           31         (211)       (1,179)           (245)
Income taxes.........................................................       (3,730)      (2,121)       (7,502)         (2,718)
                                                                        -----------  -----------    ----------    ------------
  Earnings before depreciation, depletion and amortization
    expense and amortization of excess cost of equity investments....       77,626       65,699       151,831         128,872

Depreciation, depletion and amortization expense.....................      (14,155)     (10,438)      (26,328)        (20,723)
Amortization of excess cost of equity investments....................            -            -             -               -
                                                                        -----------  -------------  ----------    ------------
  Segment earnings...................................................   $    63,471  $    55,261    $ 125,503     $   108,149
                                                                        ===========  =============  ==========    ============

Bulk transload tonnage (MMtons)(b)...................................          21.7         17.1         42.0            34.4
                                                                        ============ ============   ==========    ============
Liquids leaseable capacity (MMBbl)...................................          37.3         36.5         37.3            36.5
                                                                        ============ ============   ==========    ============
Liquids utilization %................................................          96.4%        96.0%        96.4%           96.0%
                                                                        ============ ============   ==========    ============

__________

(a) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.

(b) Includes Cora, Grand Rivers and Kinder Morgan Bulk Terminals aggregate terminal throughputs; excludes operatorship of LAXT bulk terminal. Volumes for acquired terminals are included for all periods.

     Our Terminals segment, which includes the operations of our dry-bulk material terminals and our petroleum and petrochemical-related liquids terminal facilities, reported earnings before depreciation, depletion and amortization of $77.6 million on revenues of $173.0 million in the second quarter of 2005. This compares to earnings before depreciation, depletion and amortization of $65.7 million on revenues of $132.3 million in the second quarter last year. For the comparable six-month periods, our Terminals segment reported earnings before depreciation, depletion and amortization of $151.8 million on revenues of $337.6 million in 2005, and earnings before depreciation, depletion and amortization of $128.9 million on revenues of $256.2 million in 2004.

     Since the end of the second quarter of 2004, we have invested approximately $230.6 million in cash and $46.3 million in common units to acquire assets and business operations included as part of our Terminals segment (excluding approximately $50 million in terminal acquisitions and improvements subsequent to June 30, 2005). We consider external acquisitions an important part of our overall business strategy, and we are increasing the number of terminals in our portfolio in order to gain access to larger markets and to benefit from the economies of scale resulting from increases in storage, handling and throughput capacity.

     Our terminal acquisitions since the end of the first quarter of 2004 through the second quarter of 2005 have included the following:

     - our North Charleston, South Carolina bulk terminal, acquired effective April 30, 2004;

     - the river terminals and rail transloading facilities operated by Kinder Morgan River Terminals LLC and its consolidated subsidiaries, acquired effective October 6, 2004;

     - our Kinder Morgan Fairless Hills terminal located along the Delaware River in Bucks County, Pennsylvania, acquired effective
       December 1, 2004; and

     - our Texas Petcoke terminals, located in and around the Ports of Houston and Beaumont, Texas, acquired effective April 29, 2005.

     The above acquisitions accounted for incremental amounts of earnings before depreciation, depletion and amortization of $10.7 million, revenues of $29.3 million and operating expenses of $17.4 million, respectively, in the second quarter of 2005, and incremental amounts of earnings before depreciation, depletion and amortization of $17.5 million, revenues of $50.7 million and operating expenses of $30.6 million, respectively, in the first six months of 2005, when compared to the same time periods of 2004.

     For all other terminal operations (those owned during both six month periods), earnings before depreciation, depletion and amortization increased $1.2 million (2%) in the second quarter of 2005 versus the second quarter of 2004, and increased $5.4 million (4%) in the first half of 2005 versus the first half of 2004. The increases in earnings before depreciation, depletion and amortization in the second quarter and first six months of 2005 from terminals owned during both periods included increases of $2.9 million (18%) and $4.9 million (16%), respectively, from our Gulf Coast terminals, which include our two liquids terminal facilities located in Pasadena and Galena Park, Texas. The two terminals serve as a distribution hub for Houston's crude oil refineries, and the period-to-period increases in earnings before depreciation, depletion and amortization expenses from these terminals were driven by higher volumes of liquids throughput at the Houston Ship Channel in the first half of 2005, largely the result of continued strength in distillate volumes. For the two terminals combined, total throughput volumes increased 1% in the second quarter of 2005 versus the second quarter of 2004, and increased 6% in the first six months of 2005 versus the same year-earlier period.

     For our entire liquids terminals combined, total throughput volumes decreased almost 3% in the second quarter of 2005 versus the second quarter of 2004, due to higher petroleum volumes in the second quarter of 2004; however, for the comparable six month periods, total liquids volumes increased 1% in 2005 versus 2004. The year-over-year increase was due to higher distillate volumes, a 2% increase in our leaseable capacity, and a slight increase in our capacity utilization rate. Our liquids terminals utilization rate is the ratio of our actual output to our estimated potential output. Potential output is generally derived from measures of total capacity, taking into account periodic changes to terminal facilities due to additions, disposals, obsolescence, or other factors.

     Earnings before depreciation, depletion and amortization expenses from our Midwest terminal operations increased $1.3 million (16%) and $2.0 million (14%), respectively, in the second quarter and first half of 2005, when compared to the same prior year periods. The increases were largely due to higher earnings from our Dakota bulk terminal, located along the Mississippi River near St. Paul, Minnesota, and our Pinney Dock bulk terminal, located along Lake Erie in Ashtabula, Ohio. The period-to-period increases in earnings from Dakota were primarily due to higher revenues generated by a cement unloading and storage facility, which was designed and built by our River Consulting engineering operations, and which began operations in late 2004. The earnings increases from Pinney Dock were mainly due to incremental accruals for bad debt expenses taken in the first quarter of 2004, and to higher prices received for the movement of iron ore and steel products in 2005.

     The overall increase in segment earnings before depreciation, depletion and amortization expenses in the second quarter of 2005 versus the second quarter of 2004 was partially offset by decreases of $1.4 million (12%) from our Mid-Atlantic terminals, $1.0 million (8%) from our Northeast terminals, and $0.9 million (35%) from our West region terminals. The decrease in earnings before depreciation, depletion and amortization from our Mid-Atlantic terminals were primarily due to lower earnings at our Chesapeake Bay, Maryland bulk terminal, due to higher operating expenses associated with higher petroleum coke movements, and to lower earnings at our Grand Rivers, Kentucky coal terminal, due to a 13% decrease in coal transport volumes. The quarter-to-quarter decrease in earnings before depreciation, depletion and amortization expenses from our Northeast terminals was largely due to lower earnings from our liquids terminal facility located in Carteret, New Jersey, mainly due to lower petroleum volumes handled in the second quarter of 2005 versus the second quarter of 2004. The decrease in earnings from our West region terminals was largely due to lower soda ash tonnage volumes at our bulk terminal facility located in Portland, Oregon.

     For the comparable six month periods, the overall increase in segment earnings before depreciation, depletion and amortization in 2005 versus 2004 was partially offset by a decrease of $1.5 million (6%) from our Northeast terminals, largely due to lower earnings at our Port Newark, New Jersey bulk terminal and our Carteret facility. The decrease at Port Newark was mainly due to higher operating expenses and the decrease at Carteret was mainly due to higher utility and fuel expenses in 2005 versus 2004.

     Segment revenues for all terminals owned during both six month periods increased $11.4 million (9%) and $30.7 million (12%), respectively, in the second quarter and first six months of 2005, when compared to the same prior-year periods. The overall quarter-to-quarter increase in segment revenues includes increases of $3.4 million (16%) from our two Gulf Coast terminals, $3.2 million (16%) from our Mid-Atlantic terminals, and $3.1 million (18%) from our Midwest terminals. The Gulf Coast increase was driven by higher petroleum transmix revenues at our Pasadena terminal. The Mid-Atlantic increase was largely due to higher coal volumes at our Shipyard River terminal, located in Charleston, South Carolina, and to higher cement volumes at our Pier IX bulk terminal, located in Newport News, Virginia. The increase from our Midwest terminals was primarily due to the higher cement handling revenues at our Dakota bulk terminal, as described above.

     For the comparable six month periods, the overall increase in segment revenues in 2005 over 2004 includes increases of $9.5 million (26%) from our Mid-Atlantic region, $6.6 million (15%) from our Gulf Coast terminals and $4.8 million (15%) from our Midwest terminals. The Mid-Atlantic increase was largely due to higher coal volumes and higher dockage revenues at our Shipyard River terminal and to higher synfuel and cement revenues at our Pier IX bulk terminal. The Gulf Coast increase was due to higher year-to-date transmix revenues and additional customer contracts at our Pasadena facility, and the Midwest increase was primarily due to higher cement revenues at our Dakota terminal and higher oil sales at our Dravosburg, Pennsylvania terminal. In 2005, our Dravosburg terminal began selling oil for marine fueling.

     Operating expenses for all terminals owned during both six month periods increased $10.0 million (16%) and $22.2 million (18%), respectively, in the second quarter and first six months of 2005, when compared to the same periods a year-earlier. The overall quarter-to-quarter increase in segment operating expenses includes increases of $4.5 million (54%) from our Mid-Atlantic terminals, $2.0 million (21%) from our Midwest terminals, and $1.8 million (12%) from our Lower Mississippi River (Louisiana) terminals. For the comparative six month periods, the overall increase in operating expenses includes increases of $9.3 million (60%) from our Mid-Atlantic terminals, $3.5 million (12%) from our Louisiana terminals, and $2.7 million (15%) from our Midwest terminals.

     The Mid-Atlantic increases were largely due to higher operating, maintenance and labor expenses at our Shipyard River and Pier IX terminals, due to higher bulk tonnage volumes. The Midwest increases were primarily due to higher cost of sales expense at our Dravosburg terminal, due to oil purchasing costs and inventory maintenance, and the increases for the terminals included in our Louisiana region were largely due to higher stevedoring, labor, ship conveyance and general operating expenses.

     The segment's other income items were flat across both second quarter periods, but decreased $0.9 million in the first half of 2005 versus the first half of 2004. The decrease was primarily due to a disposal loss in the first quarter of 2005 on warehouse property at our Elizabeth River bulk terminal, located in Chesapeake, Virginia.

     Income tax expenses for the second quarter and first six months of 2005 increased $1.6 million (76%) and $4.8 million (176%), respectively, over the comparable periods last year. The quarter-to-quarter increase was largely due to incremental tax expense related to the taxable income of Kinder Morgan River Terminals LLC and its consolidated subsidiaries, which we acquired effective October 6, 2004. The increase between the comparable six month periods was approximately 60% attributable to the incremental income of Kinder Morgan River Terminals LLC, and approximately 40% attributable to higher taxable income from Kinder Morgan Bulk Terminals, Inc., the tax-paying entity that owns many of our bulk terminal businesses.

     Compared to the same periods in 2004, non-cash depreciation, depletion and amortization charges increased $3.7 million (36%) in the second quarter of 2005 and $5.6 million (27%) in the first six months of 2005. In addition to increases associated with normal capital spending, the overall increases reflect higher depreciation charges due to the terminal acquisitions we have made since the second quarter of 2004.

     Other




                                                                             Three Months Ended        Six Months Ended
                                                                                 June 30,                   June 30,
                                                                           --------------------         ------------------
                                                                           2005           2004          2005          2004
                                                                           ----           -----         ----          ----
                                                                                     (In thousands-income/(expense))
General and administrative expenses..................................   $  (50,133)     $  (39,457)    $  (123,985)   $  (87,711)
Unallocable interest, net............................................      (66,627)        (46,592)       (126,674)      (93,813)
Minority interest....................................................       (2,454)         (2,462)         (4,842)       (4,543)
Loss from early extinguishment of debt...............................           -           (1,424)              -        (1,424)
                                                                        -----------     -------------  -----------    -----------
  Interest and corporate administrative expenses.....................   $ (119,214)      $   (89,935)  $  (255,501)   $ (187,491)
                                                                        ===========     =============  ============   ===========


     Items not attributable to any segment include general and administrative expenses, unallocable interest income, interest expense and minority interest. In the second quarter of 2004, we also included the $1.4 million loss from our early extinguishment of debt in May 2004 as an item not attributable to any business segment. The loss represented the excess of the price we paid to repurchase and retire the principal amount of $84.3 million of tax-exempt industrial revenue bonds over the bonds' carrying value and unamortized debt issuance costs. Pursuant to certain provisions that gave us the right to call and retire the bonds prior to maturity, we took advantage of the opportunity to refinance at lower rates, and we included the $1.4 million loss under the caption "Other, net" in our accompanying consolidated statements of income.

     Our general and administrative expenses, which include such items as salaries and employee-related expenses, payroll taxes, legal fees, unallocated litigation and environmental accruals, insurance, and office supplies and rentals, increased $10.7 million (27%) and $36.3 million (41%), respectively, in the second quarter and first six months of 2005 as compared to the same periods in 2004. The increase in the second quarter of 2005 compared to the second quarter of 2004 was primarily due to higher environmental accruals; higher shared services expenses, largely related to expenses incurred from KMI's operation and maintenance of our natural gas pipeline assets; higher corporate service expenses, which include legal, corporate secretary, tax, information technology and other shared services; and higher employee-related benefit expenses.

     For the comparative six month periods, the increase was largely due to incremental expenses of $30.4 million in the first quarter of 2005 related to unallocated litigation and environmental settlements, consisting of a $25 million expense for a settlement reached between us and a shipper on our Kinder Morgan Tejas natural gas pipeline system, and a $5.4 million expense related to settlements of environmental matters at certain of our operating sites located in the State of California. The additional increase in year-over-year general and administrative expenses was mainly due to higher shared services and corporate service expenses. For more information on our litigation matters, see
Note 3 to our consolidated financial statements, included elsewhere in this report.

     Unallocable interest expense, net of interest income, increased $20.0 million (43%) and $32.9 million (35%), respectively, in the second quarter and first six months of 2005, versus the same year-earlier periods. The increases were due to higher average debt balances and higher effective interest rates in the second quarter and first six months of 2005 compared with the same periods of 2004.

     The period-to-period increases in average borrowings reflect our issuance of $1.0 billion in principal amount of long-term senior notes since June 30, 2004. The notes were issued under our available shelf registration statements, principally to refinance commercial paper borrowings used for both internal capital spending and acquisition expenditures made since the end of the second quarter of 2004.

     The period-to-period increase in our average borrowing rates reflects a general rise in interest rates since the end of the second quarter of 2004; the weighted average interest rate on all of our borrowings during the second quarter and first six months of 2005 increased 8% and 10%, respectively, over the comparable prior-year periods. Given the volatility of interest rates and the capital markets in general, we use interest rate derivative instruments to help manage our overall interest expense. Our use of such derivatives is limited to simple, non-leveraged interest rate swap agreements placed with major financial institutions whose creditworthiness is monitored. For more information on our interest rate swaps, see Note 10 to our consolidated financial statements, included elsewhere in this report.

     Minority interest, representing the deduction in our consolidated net income attributable to all outstanding ownership interests in our five operating limited partnerships and their consolidated subsidiaries that are not held by us, was essentially flat across both second quarter periods. Minority interest increased $0.3 million (7%) in the first six months of 2005, when compared to the first six months a year-ago. The increase was primarily due to higher overall income earned by our five operating partnerships, resulting in higher income allocable to Kinder Morgan G.P., Inc., our general partner and holder of a 1.0101% general partner ownership interest in each of our five operating partnerships.

     Financial Condition

     We attempt to maintain a conservative overall capital structure, with a long-term target mix of approximately 60% equity and 40% debt. The following table illustrates the sources of our invested capital (dollars in thousands). In addition to our results of operations, these balances are affected by our financing activities as discussed below:



                                                                                 June 30,                  December 31,
                                                                             ------------------        ------------------
                                                                                   2005                       2004
                                                                             ------------------        ------------------
Long-term debt, excluding market value of interest rate swaps............       $5,247,403                $4,722,410
Minority interest........................................................           39,970                    45,646
Partners' capital, excluding accumulated other comprehensive loss........        4,396,728                 4,353,863
                                                                             -------------                ----------
  Total capitalization...................................................        9,684,101                 9,121,919
Short-term debt, less cash and cash equivalents..........................          (37,556)                        -
                                                                             -------------                ----------
  Total invested capital.................................................    $   9,646,545                $9,121,919
                                                                             =============                ==========

Capitalization:
  Long-term debt, excluding market value of interest rate swaps..........            54.2%                     51.8%
  Minority interest......................................................             0.4%                      0.5%
  Partners' capital, excluding accumulated other comprehensive loss......            45.4%                     47.7%
                                                                             -------------                ----------
                                                                                    100.0%                    100.0%
                                                                             =============                ==========

Invested Capital:
  Total debt, less cash and cash equivalents and excluding
     market value of interest rate swaps...............................              54.0%                     51.8%
  Partners' capital and minority interest, excluding accumulated
     other comprehensive loss .........................................              46.0%                     48.2%
                                                                             -------------                ----------
                                                                                    100.0%                    100.0%
                                                                             =============                ==========



     Our primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, expansion capital expenditures and quarterly distributions to our common unitholders, Class B unitholders and general partner. In addition to utilizing cash generated from operations, we could meet our cash requirements (other than distributions to our common unitholders, Class B unitholders and general partner) through borrowings under our credit facility, issuing short-term commercial paper, long-term notes or additional common units or issuing additional i-units to KMR. We are currently in negotiations to increase the amount available for borrowing under our credit facility to $1.6 billion.

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

     As of June 30, 2005, our forecasted expenditures for the remaining six months of 2005 for sustaining capital expenditures were approximately $81 million, based on our 2005 sustaining capital expenditure forecast. This amount has been committed primarily for the purchase of plant and equipment. Sustaining capital expenditures are defined as capital expenditures which do not increase the capacity of an asset. All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary.

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

     Pursuant to our continuing commitment to operational excellence and our focus on safe reliable operations, we have implemented, and intend to implement in the future, enhancements to certain of our operational practices in order to strengthen our environmental and asset integrity performance. These enhancements have resulted and may result in higher operating costs; however, we believe these enhancements will provide us the greater long term benefits of improved environmental and asset integrity performance.

     Operating Activities

     Net cash provided by operating activities was $588.2 million for the six months ended June 30, 2005, versus $555.8 million in the comparable period of 2004. The period-to-period increase of $32.4 million (6%) in cash flow from operations consisted of:

     - a $97.4 million increase in cash from overall higher partnership income, net of non-cash items including depreciation charges and undistributed earnings from equity investments;

     - a $34.3 million decrease in cash inflows relative to net changes in working capital items;

     - a $25.8 million decrease in cash inflows relative to net changes in non-current assets and liabilities; and

     - a $4.9 million decrease related to lower distributions received from equity investments.

     The higher partnership income reflects the increase in cash earnings across all four of our reportable business segments in the first half of 2005, as discussed above in "Results of Operations." The decrease in cash from working capital items in the first six months of 2005 compared to the first six months of 2004 was mainly due to timing differences that resulted in higher payments in 2005 on trade accounts payables, lower net cash inflows from the settlements of short-term natural gas pipeline imbalances, and higher payments made to increase short-term natural gas storage volumes.

     The decrease in cash inflows relative to net changes in non-current assets and liabilities related to, among other things, higher payments made in the first half of 2005 to reduce long-term liabilities and reserves for items such as: natural gas imbalances, reserves for natural gas lost and used during transmission, and pipeline rate case and other long-term claim liabilities. The decrease in cash inflows from our equity investees was primarily due to lower distributions received from Red Cedar in the first six months of 2005 compared to the same period of 2004. The reduction in distributions from Red Cedar were due to the following two factors. First, since the summer of 2004, Red Cedar has increased its expansion capital spending and has funded a large portion of the expenditures with retained cash. Secondly, in October 2004, Red Cedar began paying principal amounts due on long-term debt borrowings, thus reducing its cash available for distribution to investors.

     Investing Activities

     Net cash used in investing activities was $586.8 million for the six month period ended June 30, 2005, compared to $395.1 million in the comparable 2004 period. The $191.7 million (49%) increase in cash used in investing activities was primarily attributable to an increase of $141.6 million due to higher expenditures made in the first half of 2005 for strategic business acquisitions. During the first six months of 2005, our acquisition outlays totaled $193.3 million, which primarily consisted of $183.7 million used to acquire bulk terminal assets from Trans-Global Solutions, Inc., and $6.2 million used to acquire a 64.5% gross working interest in the Claytonville oil field unit located in West Texas. For the comparable six month period last year, our acquisition outlays totaled $51.7 million, including $48.1 million for the acquisition of seven refined petroleum products terminals in the southeastern United States from Exxon Mobil Corporation.

     The overall period-to-period increase in cash used in investing activities also included an increase of $32.4 million related to higher 2005 margin deposits associated with the energy derivative instruments we use to hedge our energy commodity price risk, and an increase of $20.0 million that was primarily related to additional investments in underground natural gas storage volumes. For more information on our hedging activities, see Note 10 to our consolidated financial statements included elsewhere in this report.

     Including expansion and maintenance projects, our capital expenditures were $341.6 million in the first six months of 2005, slightly up from the $339.5 million we spent in the same prior-year period. Our sustaining capital expenditures were $53.0 million for the first six months of 2005 compared to $46.1 million for the first six months of 2004.

     We continue to expand and grow our business portfolio and have current projects in place that will further increase production from our crude oil reserve interests and will add storage and throughput capacity to our carbon dioxide flooding, natural gas and refined product pipelines, and terminaling operations. In July 2005, we announced a $48 million investment for two major terminal expansion projects. The first entails the construction of 600,000 barrels of new storage capacity for gasoline and distillates at our Pasadena, Texas liquids terminal. The expansion is being supported by long-term contracts. The second project involves improvements at our Shipyard River bulk terminal that are expected to increase throughput by more than 30 percent and enhance our ability to handle the increasing supplies of imported coal used to meet the growing demand for electricity in the Southeast. We have executed a long-term contract with at third party to support the economics of the expansion.

     Financing Activities

     Net cash provided by financing activities amounted to $36.3 million for the six months ended June 30, 2005. For the same six months of 2004, we used $150.3 million in financing activities. The $186.6 million overall increase in cash provided by financing activities was due to a $544.0 million increase in cash inflows from overall debt financing activities, which include both issuances and payments of debt, and debt issuance costs. The period-to-period increase in cash inflows from our overall debt financing activities was primarily due to the following:

     - a $498.7 million increase from the issuance of senior notes. On March 15, 2005, we closed a public offering of $500 million in principal amount of 5.80% senior notes due March 15, 2035. We used the proceeds from this issuance to reduce the borrowings under our commercial paper program;

     - a $164.7 million increase due to higher net commercial paper borrowings in the first half of 2005 versus the first half of 2004, primarily related to acquisitions;

     - a $84.3 million increase from the May 2004 redemption and retirement of the principal amount of four series of tax-exempt bonds related to certain liquids terminal facilities. Pursuant to certain provisions that gave us the right to call and retire the bonds prior to maturity, we took advantage of the opportunity to refinance at lower rates;

     - a $200 million decrease from the retirement of senior notes. On March 15, 2005, we paid a maturing amount of $200 million in principal amount of 8.0% senior notes due on that date; and

     - a $4.7 million decrease due to higher debt issuance costs, largely attributable to our March 2005 issuance of senior notes.

     The overall increase in cash provided by financing activities was partially offset by period-to-period decreases of $251.4 million due to lower cash proceeds from partnership equity issuances, $76.8 million due to higher partnership distributions, and $28.6 million due to reductions in temporary cash book overdrafts, which represent checks issued but not yet endorsed.

     The decrease in cash inflows from partnership equity issuances primarily related to the cash received from our February 2004 issuance of common units and our March 2004 issuance of i-units. On February 9, 2004, we issued, in a public offering, an additional 5,300,000 of our common units at a price of $46.80 per unit, less commissions and underwriting expenses. After these fees, we received net proceeds of $237.8 million for the issuance of these common units. On March 25, 2004, we issued an additional 360,664 of our i-units to KMR at a price of $41.59 per share, less closing fees and commissions. After fees, we received net proceeds of $14.9 million for the issuance of these i-units. We used the proceeds from each of these issuances to reduce the borrowings under our commercial paper program.

     Distributions to all partners, consisting of our common and Class B unitholders, our general partner and minority interests, totaled $456.2 million in the first six months of 2005 compared to $379.4 million in the same year-earlier period. The increase in distributions was due to an increase in the per unit cash distributions paid, an increase in the number of units outstanding and an increase in our general partner incentive distributions. The increase in our general partner incentive distributions resulted from both increased cash distributions per unit and an increase in the number of common units and i-units outstanding.

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

     Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. Our general partner's incentive distribution for the distribution that we declared for the second quarter of 2005 was $115.7 million. Our general partner's incentive distribution for the distribution that we declared for the second quarter of 2004 was $94.9 million. Our general partner's incentive distribution that we paid during the second quarter of 2005 to our general partner (for the first quarter of 2005) was $111.1 million. Our general partner's incentive distribution that we paid during the second quarter of 2004 to our general partner (for the first quarter of 2004) was $90.7 million.

     We believe that future operating results will continue to support similar levels of quarterly cash and i-unit distributions; however, no assurance can be given that future distributions will continue at such levels.

     Certain Contractual Obligations

     There have been no material changes in either certain contractual obligations or our obligations with respect to other entities which are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2004 in our 2004 Form 10-K report.

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

     - changes in accounting pronouncements that impact the measurement of our results of operations, the timing of when such measurements are to be made and recorded, and the disclosures surrounding these activities;

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

     - our ability to obtain insurance coverage without significant levels of self-retention of risk;

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


Item 4.  Controls and Procedures.

     As of June 30, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

     See Part I, Item 1, Note 3 to our consolidated financial statements entitled "Litigation and Other Contingencies," which is incorporated herein by reference.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     Effective April 29, 2005, we issued 957,656 common units as part of the purchase price for seven bulk terminal operations that we acquired from Trans-Global Solutions, Inc. The total purchase price for the acquired operations was approximately $245 million, consisting of $183.7 million in cash, $46.3 million in common units, and an obligation to pay an additional $15 million on April 29, 2007, two years from closing. We will settle the $15 million liability by issuing additional common units. The units were issued to a single accredited investor in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933.


Item 3.  Defaults Upon Senior Securities.

     None.


Item 4.  Submission of Matters to a Vote of Security Holders.

     None.


Item 5.  Other Information.

     At its July 20, 2005 meeting, the compensation committee of the KMI board of directors approved a special contribution of an additional 1% of base pay into the Kinder Morgan Savings Plan (a defined contribution 401(k) plan) for each eligible employee. Each eligible employee will receive an additional 1% company contribution based on eligible base pay to his or her Savings Plan account each pay period beginning with the first pay period of August 2005 and continuing through the last pay period of July 2006.

     The 1% contribution will be in the form of KMI common stock (the same as the current 4% contribution). The 1% contribution will be in addition to, and does not change or otherwise impact, the 4% contribution that eligible employees currently receive. It may be converted to any other Savings Plan investment fund at any time and it will vest on the second anniversary of the employee's date of hire. Since this additional 1% company contribution is discretionary, compensation committee approval will be required annually for each special contribution.

     On May 4, 2005, we announced that C. Park Shaper, formerly Executive Vice President and Chief Financial Officer of KMI, KMR and Kinder Morgan G.P., Inc., had been promoted and named President of KMI, KMR and Kinder Morgan G.P., Inc., remaining a member of the Office of the Chairman, and that Steve Kean, formerly our President - Texas Intrastate Pipelines, had been promoted and named Executive Vice President, Operations of KMI, KMR and Kinder Morgan G.P., Inc., becoming a member of the Office of the Chairman. In addition, we announced that Kim Allen had been promoted and named Chief Financial Officer of KMI, KMR and Kinder Morgan G.P., Inc., retaining her role in charge of investor relations, and that David Kinder, Vice President, Corporate Development of KMI, KMR and Kinder Morgan G.P., Inc., would also assume the role of Treasurer, formerly held by Ms. Allen. We also announced that (i) Deb Macdonald, our President - Natural Gas Pipelines, would resign from that position effective October 2005; (ii) Scott Parker, President of KMI's Natural Gas Pipeline Company of America ("NGPL"), would be promoted effective October 2005 to our President - Natural Gas Pipelines; (iii) David Devine would become President of NGPL effective October 2005; and (iv) Tom Martin had been promoted to President - Texas Intrastate Pipelines. Until Ms. MacDonald's resignation in October 2005, each of Ms. MacDonald and Mr. Parker are serving as Co-Presidents - Natural Gas Pipelines.


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

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       KINDER MORGAN ENERGY PARTNERS, L.P.
                        (A Delaware limited partnership)

                       By:  KINDER MORGAN G.P., INC.,
                            its sole General Partner

                       By:  KINDER MORGAN MANAGEMENT, LLC,
                            the Delegate of Kinder Morgan G.P., Inc.

                            /s/ Kimberly J. Allen
                            ------------------------------
                            Kimberly J. Allen
                            Vice President and Chief Financial Officer
                            (principal financial officer and
                            principal accounting officer)
                            Date: August 1, 2005