Form 10-K
period 2005-12-31
KINDER MORGAN ENERGY PARTNERS L P
filed 2006-03-16
CIK 888228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    Form 10-K

             [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes [X] No [ ]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

    Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on June 30, 2005 was approximately $6,814,320,626. As of January 31, 2006, the registrant had 157,012,776 Common Units outstanding.

                       KINDER MORGAN ENERGY PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
             PART I
Items 1      Business and Properties.......................................   4
and 2.
                General Development of Business............................   4
                  Business Strategy........................................   5
                  Recent Developments......................................   6
                Financial Information about Segments.......................  11
                Narrative Description of Business..........................  11
                  Products Pipelines.......................................  11
                  Natural Gas Pipelines....................................  19
                  CO2......................................................  25
                  Terminals................................................  29
                Major Customers............................................  33
                Regulation.................................................  33
                Environmental Matters......................................  36
                Other......................................................  39
                Financial Information about Geographic Areas...............  39
                Available Information......................................  39
Item 1A.     Risk Factors..................................................  39
Item 1B.     Unresolved Staff Comments.....................................  46
Item 3.      Legal Proceedings.............................................  46
Item 4.      Submission of Matters to a Vote of Security Holders...........  46

             PART II
Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer
                  Purchases of Equity Securities...........................  47
Item 6.      Selected Financial Data.......................................  48
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................  51
                  Critical Accounting Policies and Estimates...............  51
                  Results of Operations....................................  53
                  Liquidity and Capital Resources..........................  73
                  Recent Accounting Pronouncements.........................  83
                  Information Regarding Forward-Looking Statements.........  83
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk....  85
                  Energy Financial Instruments.............................  85
                  Interest Rate Risk.......................................  87
Item 8.      Financial Statements and Supplementary Data...................  88
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  88
Item 9A.     Controls and Procedures.......................................  88
Item 9B.     Other Information.............................................  89

             PART III
Item 10.     Directors and Executive Officers of the Registrant............  90
                  Directors and Executive  Officers of our General Partner
                  and its Delegate.........................................  90
                  Corporate Governance.....................................  92
                  Section 16(a) Beneficial Ownership Reporting Compliance..  94
Item 11.     Executive Compensation........................................  94
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters.................... 100
Item 13.     Certain Relationships and Related Transactions................ 102
Item 14.     Principal Accounting Fees and Services........................ 102

             PART IV
Item 15.     Exhibits and Financial Statement Schedules.................... 104
             Index to Financial Statements................................. 107
Signatures................................................................. 201

                                     PART I

Items 1 and 2.  Business and Properties.

    In this report, unless the context requires otherwise, references to "we," "us," "our," "KMP" or the "Partnership" are intended to mean Kinder Morgan Energy Partners, L.P., a Delaware limited partnership, our operating limited partnerships and their subsidiaries. Our common units, which represent limited partner interests in us, trade on the New York Stock Exchange under the symbol "KMP." The address of our principal executive offices is 500 Dallas, Suite 1000, Houston, Texas 77002, and our telephone number at this address is (713) 369-9000. You should read the following discussion and analysis in conjunction with our consolidated financial statements included elsewhere in this report.

(a) General Development of Business

    Kinder Morgan Energy Partners, L.P. is one of the largest publicly-traded pipeline limited partnerships in the United States in terms of market capitalization and the owner and operator of the largest independent refined petroleum products pipeline system in the United States in terms of volumes delivered. We own or operate approximately 27,000 miles of pipelines and approximately 145 terminals. Our pipelines transport more than two million barrels per day of gasoline and other petroleum products and up to 8.4 billion cubic feet per day of natural gas. Our terminals handle over 80 million tons of coal and other dry-bulk materials annually and have a liquids storage capacity of almost 70 million barrels for petroleum products and chemicals. We are also the leading independent provider of carbon dioxide for enhanced oil recovery projects in the United States.

    As of December 31, 2005, Kinder Morgan, Inc. and its consolidated subsidiaries, referred to in this report as KMI, owned, through its general and limited partner interests, an approximate 15.2% interest in us. KMI trades on the New York Stock Exchange under the symbol "KMI" and is one of the largest energy transportation and storage companies in North America, operating or owning an interest in, either for itself or on our behalf, approximately 43,000 miles of pipelines and approximately 150 terminals. KMI and its consolidated subsidiaries also distribute natural gas to approximately 1.1 million customers.

    In addition to the distributions it receives from its limited and general partner interests, KMI also receives an incentive distribution from us as a result of its ownership of our general partner. This incentive distribution is calculated in increments based on the amount by which quarterly distributions to our unitholders exceed specified target levels as set forth in our partnership agreement, reaching a maximum of 50% of distributions allocated to the general partner for distributions above $0.23375 per limited partner unit per quarter. Including both its general and limited partner interests in us, at the 2005 distribution level, KMI received approximately 51% of all quarterly distributions from us, with approximately 42% and 9% of all quarterly distributions from us attributable to KMI's general partner and limited partner interests, respectively. The actual level of distributions KMI will receive in the future will vary with the level of distributions to our limited partners determined in accordance with our partnership agreement.

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

    KMR's shares represent limited liability company interests and trade on the New York Stock Exchange under the symbol "KMR." Since its inception, KMR has used substantially all of the net proceeds received from the public offerings of its shares to purchase i-units from us, thus becoming a limited partner in us. The i-units are a separate class of limited partner interests in us and are issued only to KMR. Under the terms of our partnership agreement, the i-units are entitled to vote on all matters on which the common units are entitled to vote.

    In general, our limited partner units, consisting of i-units, common units and Class B units (the Class B units are similar to our common units except that they are not eligible for trading on the New York Stock Exchange), will vote together as a single class, with each i-unit, common unit and Class B unit having one vote. We pay our quarterly distributions from operations and interim capital transactions to our common and Class B unitholders in cash, and we pay our quarterly distributions to KMR in additional i-units rather than in cash. As of December 31, 2005, KMR, through its ownership of our i-units, owned approximately 26.3% of all of our outstanding limited partner units.

Business Strategy

    The objective of our business strategy is to grow our portfolio of businesses by:

    * focusing on stable, fee-based energy transportation and storage assets that are core to the energy infrastructure of growing markets within the United States;

    * increasing utilization of our existing assets while controlling costs, operating safely, and employing environmentally sound operating practices;

    * l everaging economies of scale from incremental acquisitions and expansions of assets that fit within our strategy and are accretive to cash flow and earnings; and

    * maximizing the benefits of our financial structure to create and return value to our unitholders.

    Primarily, our business model consists of owning and/or operating a solid asset base designed to generate stable, fee-based income and distributable cash flow that together provide overall long-term value to our unitholders. We own and manage a diversified portfolio of energy transportation and storage assets. Our operations are conducted through our operating limited partnerships and their subsidiaries and are grouped into four reportable business segments. These segments are as follows:

    * Products Pipelines, which consists of over 10,000 miles of refined petroleum products pipelines that deliver gasoline, diesel fuel, jet fuel and natural gas liquids to various markets; plus over 60 associated product terminals and petroleum pipeline transmix processing facilities serving customers across the United States;

    * Natural Gas Pipelines, which consists of approximately 15,000 miles of natural gas transmission pipelines and gathering lines, plus natural gas storage, treating and processing facilities, through which natural gas is gathered, transported, stored, treated, processed and sold;

    * CO2, which produces, transports through pipelines and markets carbon dioxide, commonly called CO2, to oil fields that use carbon dioxide to increase production of oil; owns interests in and/or operates seven oil fields in West Texas; and owns and operates a crude oil pipeline system in West Texas; and

    * Terminals, which consists of approximately 85 owned or operated liquids and bulk terminal facilities and more than 50 rail transloading and materials handling facilities located throughout the United States, that together transload, store and deliver a wide variety of bulk, petroleum, petrochemical and other liquids products for customers across the United States.

    Generally, as utilization of our pipelines and terminals increases, our fee-based revenues increase. We do not face significant risks relating directly to short-term movements in commodity prices for two principal reasons. First, we primarily transport and/or handle products for a fee and are not engaged in significant unmatched purchases and resales of commodity products. Second, in those areas of our business where we do face exposure to fluctuations in commodity prices, primarily oil production in our CO2 business segment, we engage in a hedging program to mitigate this exposure.

     It is our intention to carry out the above business strategy, modified as necessary to reflect changing economic conditions and other circumstances. However, as discussed under Item 1A "Risk Factors" below, there are factors that could affect our ability to carry out our strategy or affect its level of success even if carried out.

Recent Developments

    The following is a brief listing of significant developments since December 31, 2004. Additional information regarding most of these items may be found elsewhere in this report.

    * Effective January 31, 2005, we acquired an approximate 64.5% gross working interest in the Claytonville oil field unit located in Fisher County, Texas from Aethon I L.P. for an aggregate consideration of approximately $6.5 million, consisting of $6.2 million in cash and the assumption of $0.3 million of liabilities. The field is located nearly 30 miles east of the SACROC unit in the Permian Basin of West Texas. Following our acquisition, we became the operator of the field, which at the time of acquisition was producing approximately 200 barrels of oil per day. As of our acquisition date, and depending on further studies as to the technical and economic feasibility of carbon dioxide injection, we expected to invest an additional $30 million in the field in order to increase oil production and ultimate oil recovery;

    * On February 24, 2005, we received the necessary permits and approvals from the city of Carson, California, to construct new storage tanks as part of a major expansion of our West Coast petroleum products storage and transfer terminal located in Carson, California. Three new storage tanks were placed into service in the fourth quarter of 2005 and one more was completed in January 2006. Combined, the four tanks will add approximately 320,000 barrels of storage capacity, all of which was previously contracted under long-term agreements with customers;

    * On March 15, 2005, we closed a public offering of $500 million in principal amount of 5.80% senior notes and repaid $200 million of 8.0% senior notes that matured on that date. The 5.80% senior notes are due March 15, 2035. We received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $494.4 million, and we used the proceeds remaining after repayment of the 8.0% senior notes to reduce our commercial paper debt;

    * On March 24, 2005, we announced that we had settled a lawsuit for $25 million. The lawsuit was filed shortly after we acquired our Kinder Morgan Tejas Pipeline on January 31, 2002. The plaintiffs alleged that, in connection with our acquisition of Kinder Morgan Tejas, we wrongfully caused natural gas volumes to be shipped on our Kinder Morgan Texas Pipeline system instead of our Kinder Morgan Tejas system, on which the plaintiffs had a profits interest in certain contracts. We believe that the natural gas was shipped appropriately at the request of a customer. However, we agreed to settle the lawsuit in order to obtain a release from any possible claims related to the case, and we made payment in April 2005;

    * Effective April 29, 2005, we acquired seven bulk terminal operations from Trans-Global Solutions, Inc. for an aggregate consideration of approximately $247.2 million, consisting of $186.0 million in cash, $46.2 million in common units, and an obligation to pay an additional $15 million on April 29, 2007, two years from closing. We will settle the $15 million obligation by issuing additional common units. All of the acquired assets are located in the State of Texas, and include facilities at the Port of Houston, the Port of Beaumont and the TGS Deepwater Terminal located on the Houston Ship Channel. We combined the acquired operations into a new terminal region called the Texas Petcoke region, as certain of the terminals have contracts in place to provide petroleum coke handling services for major Texas oil refineries;

    * On July 11, 2005, we announced a combined $48 million investment for two major terminal expansion projects. The first involves the construction of 600,000 barrels of new storage capacity for gasoline and distillates at our Pasadena, Texas liquids terminal located on the Houston Ship Channel. The incremental storage is supported by long-term customer contracts. The second project entails a capital expansion at our Shipyard River bulk terminal, located in Charleston, South Carolina. The Shipyard project is expected to increase the terminal's throughput by more than 30% and enhance our ability to handle the increasing supplies of imported coal used to meet the growing demand for electricity in the Southeast. We have executed a long-term contract with a third party to support the economics of the expansion. At the time of the announcement, the Shipyard terminal handled approximately 3.5 million tons of bulk products annually, mainly consisting of coal, petroleum coke and cement;

    * In July 2005, we acquired four terminal facilities in separate transactions for an aggregate consideration of approximately $45.1 million, consisting of $38.2 million in cash, $3.4 million in common units and $3.5 million in assumed liabilities. In addition, as of our acquisition dates, we expected to invest approximately $14 million subsequent to acquisition in order to enhance operational efficiencies. Specifically, the acquisitions included the following:

       * $23.9 million for the Kinder Morgan Staten Island terminal, a refined petroleum products terminal located in New York Harbor, from ExxonMobil Oil Corporation. The terminal had storage capacity at the date of acquisition of 2.3 million barrels for gasoline, diesel and fuel oil. As of our acquisition date, we expected to bring several idle tanks back into service that would add another 550,000 barrels of capacity. In addition, we planned to rebuild a ship berth with the ability to accommodate tanker vessels. As part of the transaction, ExxonMobil entered into a long-term storage capacity agreement with us and will continue to utilize a portion of the terminal;

       * $8.9 million for all of the partnership interests in General Stevedores, L.P., which owns, operates and leases barge unloading facilities located along the Houston, Texas ship channel. Its operations primarily consist of receiving, storing and transferring semi-finished steel products, including coils, pipe and billets;

       * $7.3 million for a dry-bulk river terminal located along the Ohio River in Hawesville, Kentucky. The terminal primarily handles wood chips and finished paper products. As part of the transaction, we assumed a long-term handling agreement with Weyerhauser Company, an international forest products company, and we planned to expand the terminal in order to increase utilization and provide storage services for additional products; and

       * $5 million for a liquids/dry-bulk facility located in Blytheville, Arkansas, which included storage and supporting infrastructure for 40,000 tons of anhydrous ammonia, 9,500 tons of urea ammonium nitrate solutions and 40,000 tons of urea. As part of the transaction, we entered into a long-term agreement to sublease all of the existing anhydrous ammonia and urea ammonium nitrate terminal assets to Terra Nitrogen Company, L.P. The terminal is one of only two facilities in the United States that can handle imported fertilizer and provide shipment west on railcars;

    * Effective August 1, 2005, we acquired a natural gas storage facility in Liberty County, Texas, from Texas Genco LLC for an aggregate consideration of approximately $109.4 million, consisting of $52.9 million in cash and $56.5 million in assumed debt. The facility, referred to as our North Dayton storage facility, has approximately 6.3 billion cubic feet of total capacity, consisting of 4.2 billion cubic feet of working capacity and 2.1 billion cubic feet of pad (cushion) gas. The acquisition positioned us to pursue expansions at the facility that will provide needed services to utilities, the growing liquefied natural gas industry along the Texas Gulf Coast, and other natural gas storage users. Additionally, as part of the transaction, we entered into a long-term storage capacity and transportation agreement with Texas Genco, one of the largest wholesale electric power generating companies in the United States;

    * On August 4, 2005, we announced plans for a second expansion to our Pacific operations' East Line pipeline. In addition to our approximate $210 million East Line expansion initially proposed in October 2002 and which is expected to be completed by May 1, 2006, this second expansion consists of replacing approximately 140 miles of 12-inch diameter pipe between El Paso, Texas and Tucson, Arizona with 16-inch diameter pipe. The project also includes the construction of additional pump stations on the East Line. The project is expected to cost approximately $145 million. We began the permitting process for this project in September 2005, we expect construction to begin in January 2007, and we expect to complete the expansion project in the fourth quarter of 2007;

    * On August 5, 2005, we increased our five-year unsecured revolving credit facility from a total commitment of $1.25 billion to $1.6 billion and extended the maturity by one year to August 18, 2010. On February 22, 2006, we entered into a second credit facility: a $250 million unsecured nine month credit facility that matures November 21, 2006. Our credit covenants remained substantially unchanged as compared to our previous facility. The two credit facilities primarily serve as a backup to our commercial paper program, which had $566.2 million outstanding as of December 31, 2005;

    * On August 15, 2005, we announced plans to expand our Texas intrastate natural gas pipeline system into the Permian Basin by converting an approximate 254-mile segment of a previously acquired 24-inch diameter Texas crude oil pipeline from carrying crude oil to natural gas. The initial project was completed at a cost of approximately $32 million and service was commenced in early October 2005. The expansion accesses a number of natural gas processing plants in West Texas and provides transportation service from McCamey, Texas to just west of Austin, Texas. The expansion complements our 2004 conversion of a 135-mile segment of the same pipeline between Katy and Austin, Texas, that began natural gas service in July 2004. Approximately 95% of the 150 million cubic feet per day of new natural gas capacity being created by this conversion project is already supported by customer contracts. We expect to complete the final phase of the project in the first quarter of 2006, adding both compression and additional pipeline interconnects. Total project costs will be approximately $46 million;

    * On August 16, 2005, we completed a public offering of 5,000,000 of our common units at a price of $51.25 per unit, less commissions and underwriting expenses. On September 9, 2005, we issued an additional 750,000 units upon the exercise by the underwriters of an over-allotment option. We received net proceeds of $283.6 million for the issuance of these 5,750,000 common units and used the proceeds to reduce the borrowings under our commercial paper program;

    * On August 17, 2005, we announced that we had entered into a memorandum of understanding with Sempra Pipelines & Storage, a unit of Sempra Energy, to pursue development of a proposed new natural gas pipeline that would link producing areas in the Rocky Mountain region to the upper Midwest and Eastern United States. The 1,323-mile, 42-inch diameter Rockies Express Pipeline project will have a capacity of up to 1.8 billion cubic feet per day of natural gas and total project costs are expected to exceed $4 billion. The pipeline will originate at the Cheyenne Market Hub in northeastern Colorado and extend to the Clarington Hub in Monroe County in eastern Ohio. Under the memorandum of understanding with Sempra, we will operate the pipeline, but we will share responsibility for development activities with Sempra. Initially, we will own 66 2/3% of the equity in the proposed pipeline and Sempra will own the remaining 33 1/3% interest. Further developments with regard to the Rockies Express Pipeline included the following:

       * In October 2005, we and Sempra announced that we had entered into a memorandum of understanding with the Wyoming Natural Gas Pipeline Authority with regard to our development of the Rockies Express Pipeline. Pursuant to our memorandum of understanding with the WNGPA, the WNGPA will contract for up to 200 million cubic feet per day of firm capacity natural gas on the proposed pipeline and explore the use of its $1 billion in bonding authority to provide debt financing for the project;

       * In December 2005, we and Sempra announced that conforming, binding firm commitments totaling approximately 1.3 billion cubic feet per day of natural gas were received during open seasons held to solicit shipper support for the Rockies Express Pipeline project and the expansion of the Entrega Pipeline, which is discussed below. The total commitments included agreements for 500 million cubic feet per day from a subsidiary of EnCana Corporation and 200 million cubic feet per day from an affiliate of Sempra Pipelines & Storage; and

       * On February 28, 2006, we and Sempra announced that conforming, binding firm commitments for all of the pipeline capacity had been secured from shippers, and that additional agreements had been reached that will enable the Entrega and Overthrust pipelines to connect with and extend the reach of Rockies Express. Discussions with shippers also indicate there is an opportunity to extend the original scope of the project further eastward, and we will begin working shortly to secure such commitments. We and Sempra intend to file an application in May 2006 with the Federal Energy Regulatory Commission, referred to in this report as the FERC, for regulatory approval for the first 710-mile pipeline segment, which will run from the Cheyenne Hub to an interconnection with Panhandle Eastern Pipeline Company in Audrain County, Missouri. The FERC will make the final decision on the pipeline route. In addition, in exchange for shipper commitments to the project, we and Sempra have granted options to June 3, 2006, to acquire equity in the project, which, if fully exercised, could result in us owning a minimum interest of 50% and Sempra owning a minimum interest of 25% after the project is completed. Pending regulatory approval, service on the first segment of the project is expected to commence on January 1,

          2008. The second segment of the project, which is planned to be in service in January 2009, will continue to the Lebanon Hub in Ohio. The third segment, continuing service to the Clarington Hub is expected to be in operation no later than June 2009.

    * On September 22, 2005, we announced the start of a binding open season for our proposed Kinder Morgan Louisiana Pipeline. The pipeline would provide approximately 3.2 billion cubic feet per day of take-away natural gas capacity from the Cheniere Sabine Pass liquefied natural gas (LNG) plant now under construction in Cameron Parish, Louisiana. We plan to invest approximately $500 million to build this interstate natural gas pipeline that will originate at the Sabine Pass LNG terminal and extend into Evangeline Parish, Louisiana. The Kinder Morgan Louisiana Pipeline will consist of two segments: (i) a 137-mile large diameter pipeline with firm capacity of about 2.0 billion cubic feet per day of natural gas that will connect to various interstate and intrastate pipelines within Louisiana, and (ii) a 1-mile pipeline with firm capacity of about 1.2 billion cubic feet per day that will connect to KMI's Natural Gas Pipeline Company of America's natural gas pipeline. In November 2005, we announced that Total Gas & Power North America, Inc. and Chevron U.S.A. had signed binding precedent agreements for 100% of the initial pipeline capacity for a term of 20 years and were awarded all of the open season capacity. Pending various shipper and regulatory approvals, the lateral segment of the pipeline that will interconnect with KMI's pipeline is projected to be in service by October 1, 2008;

    * Effective November 4, 2005, we acquired a bulk terminal facility from Allied Terminals, Inc. for an aggregate consideration of approximately $13.3 million, consisting of $12.1 million in cash and $1.2 million in assumed liabilities. The facility, located adjacent to our Shipyard River bulk terminal in Charleston, South Carolina, primarily stores refined petroleum products and chemicals, and also offers dock services to accommodate a variety of barges and vessels. The acquired assets included 16 liquids storage tanks with a total capacity of 1.2 million barrels. The acquisition complemented an ongoing capital expansion project at our Shipyard River terminal. The Shipyard expansion will allow the terminal to handle increasing supplies of imported coal and cement, and together with the Allied acquisition, offers significant opportunities for future expansion;

    * On November 8, 2005, we completed a public offering of 2,600,000 of our common units at a price of $51.75 per unit, less commissions and underwriting expenses. We received net proceeds of $130.1 million for the issuance of these common units and used the proceeds to reduce the borrowings under our commercial paper program;

    * On November 15, 2005, we announced that we and Sempra had entered into a purchase and sale agreement with EnCana Corporation for its Entrega Gas Pipeline. Effective February 23, 2006, Rockies Express Pipeline LLC acquired Entrega Gas Pipeline LLC for $240.0 million in cash. We contributed $160.0 million, which corresponded to our 66 2/3% ownership interest in Rockies Express Pipeline LLC. Sempra Energy holds the remaining 33 1/3% ownership interest and contributed $80.0 million. The Entrega Gas Pipeline is an interstate natural gas pipeline that will consist of two segments: (i) a 136-mile, 36-inch diameter pipeline that extends from the Meeker Hub in Rio Blanco County, Colorado to the Wamsutter Hub in Sweetwater County, Wyoming, and (ii) a 191-mile, 42-inch diameter pipeline that extends from the Wamsutter Hub to the Cheyenne Hub in Weld County, Colorado, where it will ultimately connect with the Rockies Express Pipeline (discussed above). In combination, the Entrega and Rockies Express pipelines have the potential to create a major new natural gas transmission pipeline that will provide seamless transportation of natural gas from Rocky Mountain production areas to Midwest and eastern Ohio markets. EnCana completed construction of the first segment of the pipeline, and under the terms of the purchase and sale agreement, we and Sempra will construct the second segment. It is anticipated that the entire Entrega system will be placed into service by January 1, 2007;

    * On November 21, 2005, we announced that we, Sempra and Questar Corporation had entered into a memorandum of understanding with Overthrust Pipeline Company, a Questar subsidiary, to enter into a long-term capacity lease for up to 1.5 billion cubic feet per day of natural gas to support the extension and expansion of the above-mentioned Entrega Gas Pipeline. As of February 28, 2006, we have executed binding definitive agreements with Overthrust for a long-term lease of 625 million cubic feet per day of natural gas capacity. The proposed extension of the Entrega system would run approximately 140 miles west of the

        Wamsutter Hub to the Opal Hub in Lincoln County, Wyoming. The expected in-service date of the extension is January 1, 2008. Under the capacity lease agreement, Overthrust will transport natural gas received from the Opal Hub, various pipeline interconnects, and gas processing plants and deliver it to the Entrega Pipeline at the Wamsutter Hub. Overthrust plans to construct new pipeline interconnects to physically connect with Entrega at Wamsutter and to add compression to handle the capacity lease quantity. Approval from the FERC is required to construct these facilities. The expected in service date of the new facilities and effective date of the capacity lease will coincide with the anticipated start of service on the first segment of the Rockies Express Pipeline, discussed above;

    * On December 13, 2005, we announced that we expect to declare cash distributions of $3.28 per unit for 2006, a 5% increase over our cash distributions of $3.13 per unit for 2005. This expectation includes contributions from assets owned by us as of the announcement date and does not include any potential benefits from unidentified acquisitions;

    * On December 16, 2005, the FERC issued an order addressing two cases: (i) the phase two initial decision, issued September 9, 2004, which would establish the basis for prospective rates and the calculation of reparations for complaining shippers with respect to our Pacific operations' West Line and East Line pipelines, and (ii) certain cost of service issues remanded to the FERC by the United States Court of Appeals for the District of Columbia Circuit in its July 2004 BP West Coast Products v. FERC opinion, including the level of income tax allowance that our Pacific operations is entitled to include in its interstate rates. In the order, the FERC reversed a number of findings of the administrative law judge unfavorable to us on significant phase two cost issues and, on the income tax allowance, the FERC ruled favorably on our entitlement to a tax allowance, though additional procedural steps remain ahead. We recognized a $105.0 million non-cash expense attributable to an increase in our reserves related to our rate case liability. We filed a request for rehearing of the December 16, 2005 order and certain shippers have filed petitions for review of the order with the United States Court of Appeals for the District of Columbia Circuit. On February 13, 2006, the FERC ruled favorably on the majority of matters raised by us in our rehearing request. The December 16, 2005 order did not address the FERC's March 2004 phase one rulings on the grandfathered state of our Pacific operations' rates that are currently pending on appeal before the District of Columbia Circuit Court of Appeals. For additional information, see Note 16 to our consolidated financial statements;

    * During 2005, we spent $863.1 million for additions to our property, plant and equipment, including both expansion ($722.3 million) and maintenance projects ($140.8 million). Our capital expenditures included the following:

       * $302.1 million in our CO2 segment, mostly related to additional infrastructure, including wells and injection and compression facilities, to support the expanding carbon dioxide flooding operations at the SACROC and Yates oil field units in West Texas;

       * $271.5 million in our Products Pipelines segment, mostly related to expansion work on our Pacific operations' East Line products pipeline and to storage and expansion projects at our combined Carson/Los Angeles Harbor terminal system;

       * $186.6 million in our Terminals segment, largely related to expanding the petroleum products storage capacity at our liquids terminal facilities and to various expansion projects and improvements undertaken at multiple bulk terminal facilities; and

       * $102.9 million in our Natural Gas Pipelines segment, mostly related to completing the conversion and start up of our McCamey to Austin, Texas intrastate natural gas pipeline, an expansion on the northern portion of our TransColorado Pipeline, and various natural gas storage facility expansions and improvements; and

    * On January 12, 2006, we announced a major expansion project that will provide additional infrastructure to help meet the growing need for terminal services in key markets along the East Coast. The investment of approximately $45 million includes the construction of new liquids storage tanks at our Perth Amboy, New Jersey liquids terminal located along the Arthur Kill River in the New York Harbor area. The Perth

        Amboy expansion will involve the construction of nine new storage tanks with a capacity of 1.4 million barrels for gasoline, diesel and jet fuel. The expansion was driven by continued strong demand for refined products in the Northeast, much of which is being met by imported fuel arriving via the New York Harbor. The new tanks are expected to be in service during the first quarter of 2007.

(b) Financial Information about Segments

    For financial information on our four reportable business segments, see Note 15 to our consolidated financial statements.

(c) Narrative Description of Business

Products Pipelines

    Our Products Pipelines segment consists of our refined petroleum products and natural gas liquids pipelines and their associated terminals, our Southeast terminals and our transmix processing facilities.

    Pacific Operations

    Our Pacific operations include our SFPP, L.P. operations, our CALNEV Pipeline operations and our West Coast terminals operations. The assets include interstate common carrier pipelines regulated by the FERC, intrastate pipelines in the State of California regulated by the California Public Utilities Commission, and certain non rate-regulated operations and terminal facilities.

    Our Pacific operations serve six western states with approximately 3,200 miles of refined petroleum products pipelines and related terminal facilities that provide refined products to some of the fastest growing population centers in the United States, including California; Las Vegas and Reno, Nevada; and the Phoenix-Tucson, Arizona corridor. For 2005, the three main product types transported were gasoline (59%), diesel fuel (23%) and jet fuel (18%).

    Our Pacific operations' pipeline system consists of seven pipeline segments, which include the following:

    * the West Line, which consists of approximately 705 miles of primary pipeline and currently transports products for 38 shippers from six refineries and three pipeline terminals in the Los Angeles Basin to Phoenix and Tucson, Arizona and various intermediate commercial and military delivery points. Products for the West Line also come through the Los Angeles and Long Beach port complexes;

    * the East Line, which is comprised of two parallel pipelines, 8-inch diameter and 12-inch diameter, originating in El Paso, Texas and continuing approximately 300 miles west to our Tucson terminal and one line continuing northwest approximately 130 miles from Tucson to Phoenix. Products received by the East Line at El Paso come from a refinery in El Paso. Additional products are received through inter-connections with non-affiliated pipelines;

    * the San Diego Line, which is a 135-mile pipeline serving major population areas in Orange County (immediately south of Los Angeles) and San Diego. The same refineries and terminals that supply the West Line also supply the San Diego Line;

    * the CALNEV Line, which consists of two parallel 248-mile, 14-inch and 8-inch diameter pipelines that run from our facilities at Colton, California to Las Vegas, Nevada. It also includes approximately 55 miles of pipeline serving Edwards Air Force Base;

    * the North Line, which consists of approximately 864 miles of trunk pipeline in five segments that transport products from Richmond and Concord, California to Brisbane, Sacramento, Chico, Fresno and San Jose, California, and Reno, Nevada. The products delivered through the North Line come from refineries in the San Francisco Bay Area and from various pipeline and marine terminals;

    * the Bakersfield Line, which is a 100-mile, 8-inch diameter pipeline serving Fresno, California; and

    * the Oregon Line, which is a 114-mile pipeline transporting products to Eugene, Oregon for 13 shippers from marine terminals in Portland, Oregon and from the Olympic Pipeline.

    We have embarked on two major expansions of the East Line. The first expansion consists of replacing 160 miles of 8-inch diameter pipe between El Paso and Tucson and 84 miles of 8-inch diameter pipe between Tucson and Phoenix, with 16-inch and 12-inch diameter pipe, respectively. The project also includes the construction of a major origin pump station and tank farm. The project is estimated to cost $210 million and is scheduled to be completed by May 1, 2006. The second expansion consists of replacing approximately 140 miles of 12-inch diameter pipe between El Paso, Texas and Tucson, Arizona with 16-inch diameter pipe, and also includes the construction of additional pump stations. The project is expected to cost approximately $145 million and is scheduled to be completed in the fourth quarter of 2007.

    Our Pacific operation's West Coast terminals are fee-based terminals located in several strategic locations along the west coast of the United States with a combined total capacity of approximately 8.3 million barrels of storage for both petroleum products and chemicals. The Carson terminal and the connected Los Angeles Harbor terminal are located near the many refineries in the Los Angeles Basin. The combined Carson/LA Harbor system is connected to numerous other pipelines and facilities throughout the Los Angeles area, which gives the system significant flexibility and allows customers to quickly respond to market conditions.

    The Richmond terminal is located in the San Francisco Bay Area. The facility serves as a storage and distribution center for chemicals, lubricants and paraffin waxes. It is also the principal location in northern California through which tropical oils are imported for further processing, and from which United States' produced vegetable oils are exported to consumers in the Far East. We also have two petroleum product terminals located in Portland, Oregon and one in Seattle, Washington.

    Our Pacific operations include 15 truck-loading terminals (13 on SFPP, L.P. and two on CALNEV) with an aggregate usable tankage capacity of approximately 16 million barrels. The truck terminals provide services including short-term product storage, truck loading, vapor handling, additive injection, dye injection and oxygenate blending.

    Markets. Combined, our Pacific operations' pipelines transport over 1.1 million barrels per day of refined petroleum products, providing pipeline service to approximately 39 customer-owned terminals, 11 commercial airports and 14 military bases. Currently, our Pacific operations' pipelines serve approximately 85 shippers in the refined petroleum products market; the largest customers being major petroleum companies, independent refiners, and the United States military.

    A substantial portion of the product volume transported is gasoline. Demand for gasoline depends on such factors as prevailing economic conditions, vehicular use patterns and demographic changes in the markets served. If current trends continue, we expect the majority of our Pacific operations' markets to maintain growth rates that will exceed the national average for the foreseeable future. Currently, the California gasoline market is approximately one million barrels per day. The Arizona gasoline market, which is served primarily by us, is approximately 167,000 barrels per day. Nevada's gasoline market is approximately 64,000 barrels per day and Oregon's is approximately 100,000 barrels per day. The diesel and jet fuel market is approximately 526,000 barrels per day in California, 83,000 barrels per day in Arizona, 48,000 barrels per day in Nevada and 52,000 barrels per day in Oregon.

    The volume of products transported is directly affected by the level of end-user demand for such products in the geographic regions served. Certain product volumes can experience seasonal variations and, consequently, overall volumes may be lower during the first and fourth quarters of each year.

    Supply. The majority of refined products supplied to our Pacific operations' pipeline system come from the major refining centers around Los Angeles, San Francisco and Puget Sound, as well as from waterborne terminals located near these refining centers.

    Competition. The most significant competitors of our Pacific operations' pipeline system are proprietary pipelines owned and operated by major oil companies in the area where our pipeline system delivers products as well as refineries with related terminal and trucking arrangements within our market areas. We believe that high capital costs, tariff regulation, and environmental and right-of-way permitting considerations make it unlikely that a competing pipeline system comparable in size and scope to our Pacific operations will be built in the foreseeable future. However, the possibility of individual pipelines being constructed or expanded to serve specific markets is a continuing competitive factor.

    The use of trucks for product distribution from either shipper-owned proprietary terminals or from their refining centers continues to compete for short haul movements by pipeline. The State of California mandated the elimination of methyl tertiary-butyl ether, used as an additive in gasoline and referred to in this report as MTBE, from gasoline by January 1, 2004. The mandated elimination of MTBE and subsequent substitution of ethanol in California gasoline has resulted in at least a temporary increase in trucking distribution from shipper owned terminals. We cannot predict with any certainty whether the use of short haul trucking will decrease or increase in the future.

    Longhorn Partners Pipeline is a joint venture pipeline project that began transporting refined products from refineries on the Gulf Coast to El Paso and other destinations in Texas in late 2004. Increased product supply in the El Paso area could result in some shift of volumes transported into Arizona from our West Line to our East Line. Increased movements into the Arizona market from El Paso would currently displace higher tariff volumes supplied from Los Angeles on our West Line, although this will change with the implementation of the December 16, 2005 FERC order in our Pacific operations' rate case and the East Line expansion. Our East Line is currently running at capacity and we have under construction facilities to increase East Line capacity to meet market demand. The planned capacity increase will require significant investment which may, under the FERC cost of service methodology, result in a more balanced tariff between our East and West Line pipelines, depending on volumes. Such shift of supply sourcing has not had, and is not expected to have, a material effect on our operating results.

    Our Pacific operation's terminals compete with terminals owned by our shippers and by third party terminal operators in Sacramento, San Jose, Stockton, Colton, Orange County, Mission Valley, and San Diego, California, Phoenix and Tucson, Arizona and Las Vegas, Nevada. Short haul trucking from the refinery centers is also a competitive factor to terminals close to the refineries. Competitors of our Carson terminal in the refined products market include Shell Oil Products U.S. and BP (formerly Arco Terminal Services Company). In the crude/black oil market, competitors include Pacific Energy, Wilmington Liquid Bulk Terminals (Vopak) and BP. Competition to our Richmond terminal's chemical business comes primarily from IMTT. Competitors to our Portland, Oregon terminals include ST Services, ChevronTexaco and Shell Oil Products U.S. Competitors to our Seattle petroleum products terminal primarily include BP and Shell.

    Plantation Pipe Line Company

    We own approximately 51% of Plantation Pipe Line Company, a 3,100-mile refined petroleum products pipeline system serving the southeastern United States. An affiliate of ExxonMobil owns the remaining 49% ownership interest. ExxonMobil is the largest shipper on the Plantation system both in terms of volumes and revenues. We operate the system pursuant to agreements with Plantation Services LLC and Plantation Pipe Line Company. Plantation serves as a common carrier of refined petroleum products to various metropolitan areas, including Birmingham, Alabama; Atlanta, Georgia; Charlotte, North Carolina; and the Washington, D.C. area.

    For the year 2005, Plantation delivered an average of 595,248 barrels per day of refined petroleum products. These delivered volumes were comprised of gasoline (65%), diesel/heating oil (22%) and jet fuel (13%). Average delivery volumes for 2005 were 4% lower than the 620,363 barrels per day delivered during 2004. The decrease was predominantly driven by numerous refinery outages and other supply disruptions related to hurricanes Dennis and Katrina.

    Markets. Plantation ships products for approximately 40 companies to terminals throughout the southeastern United States. Plantation's principal customers are Gulf Coast refining and marketing companies, fuel wholesalers, and the United States Department of Defense. Plantation's top five shippers represent slightly over 79% of total system volumes.

    The eight states in which Plantation operates represent a collective pipeline demand of approximately two million barrels per day of refined petroleum products. Plantation currently has direct access to about 1.5 million barrels per day of this overall market. The remaining 0.5 million barrels per day of demand lies in markets (e.g., Nashville, Tennessee; North Augusta, South Carolina; Bainbridge, Georgia; and Selma, North Carolina) currently served by another pipeline company. In addition, Plantation delivers jet fuel to the Atlanta, Georgia; Charlotte, North Carolina; and Washington, D.C. airports (Ronald Reagan National and Dulles). Combined jet fuel shipments to these four major airports decreased 4.3% in 2005 compared to 2004, due primarily to a 38% decrease in shipments to Charlotte-Douglas International airport, which was largely the result of air carriers realizing lower wholesale prices on jet fuel transported by competing pipelines.

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

    Central Florida Pipeline

    Our Central Florida pipeline system consists of a 110-mile, 16-inch diameter pipeline that transports gasoline and an 85-mile, 10-inch diameter pipeline that transports diesel fuel and jet fuel from Tampa to Orlando, with an intermediate delivery point on the 10-inch pipeline at Intercession City, Florida. In addition to being connected to our Tampa terminal, the pipeline system is connected to terminals owned and operated by TransMontaigne, Citgo, BP, and Marathon Petroleum. The 10-inch diameter pipeline is connected to our Taft, Florida terminal (located near Orlando) and is also the sole pipeline supplying jet fuel to the Orlando International Airport in Orlando, Florida. In 2005, the pipeline system transported approximately 112,000 barrels per day of refined products, with the product mix being approximately 68% gasoline, 14% diesel fuel, and 18% jet fuel.

    We also own and operate liquids terminals in Tampa and Taft, Florida. The Tampa terminal contains approximately 1.4 million barrels of storage capacity and is connected to two ship dock facilities in the Port of Tampa. The Tampa terminal provides storage for gasoline, diesel fuel and jet fuel for further movement into either trucks through five truck-loading racks or into the Central Florida pipeline system. The Tampa terminal also provides storage for chemicals, predominantly used to treat citrus crops, delivered to the terminal by vessel or railcar and loaded onto trucks through five truck-loading racks. The Taft terminal contains approximately 0.7 million barrels of storage capacity, providing storage for gasoline and diesel fuel for further movement into trucks through 13 truck-loading racks.

    Markets. The estimated total refined petroleum products demand in the State of Florida is approximately 800,000 barrels per day. Gasoline is, by far, the largest component of that demand at approximately 545,000 barrels per day. The total refined petroleum products demand for the Central Florida region of the state, which includes the Tampa and Orlando markets, is estimated to be approximately 360,000 barrels per day, or 45% of the consumption of refined products in the state. We distribute approximately 150,000 barrels of refined petroleum products per day including the Tampa terminal truck loadings. The balance of the market is supplied primarily by trucking firms and marine transportation firms. Most of the jet fuel used at Orlando International Airport is moved through our Tampa terminal and the Central Florida pipeline system. The market in Central Florida is seasonal, with demand peaks in March and April during spring break and again in the summer vacation season, and is also heavily influenced by tourism, with Disney World and other amusement parks located in Orlando.

    Supply. The vast majority of refined petroleum products consumed in Florida is supplied via marine vessels from major refining centers in the Gulf Coast of Louisiana and Mississippi and refineries in the Caribbean basin. A lesser amount of refined petroleum products is being supplied by refineries in Alabama and by Texas Gulf Coast refineries via marine vessels and through pipeline networks that extend to Bainbridge, Georgia. The supply into Florida is generally transported by ocean-going vessels to the larger metropolitan ports, such as Tampa, Port Everglades near Miami, and Jacksonville. Individual markets are then supplied from terminals at these ports and other smaller ports, predominately by trucks, except the Central Florida region, which is served by a combination of trucks and pipelines.

    Competition. With respect to the Central Florida pipeline system, the most significant competitors are trucking firms and marine transportation firms. Trucking transportation is more competitive in serving markets close to the marine terminals on the east and west coasts of Florida. We are utilizing tariff incentives to attract volumes to the pipeline that might otherwise enter the Orlando market area by truck from Tampa or by marine vessel into Cape Canaveral. We believe it is unlikely that a new pipeline system comparable in size and scope to our Central Florida Pipeline system will be constructed, due to the high cost of pipeline construction, tariff regulation and environmental and right-of-way permitting in Florida. However, the possibility of such a pipeline or a smaller capacity pipeline being built is a continuing competitive factor.

    With respect to the terminal operations at Tampa, the most significant competitors are proprietary terminals owned and operated by major oil companies, such as Marathon Petroleum, BP and Citgo, located along the Port of Tampa, and the ChevronTexaco and Motiva terminals in Port Tampa. These terminals generally support the storage requirements of their parent or affiliated companies' refining and marketing operations and provide a mechanism for an oil company to enter into exchange contracts with third parties to serve its storage needs in markets where the oil company may not have terminal assets.

    Federal regulation of marine vessels, including the requirement, under the Jones Act, that United States-flagged vessels contain double-hulls, is a significant factor influencing the availability of vessels that transport refined petroleum products. Marine vessel owners are phasing in the requirement based on the age of the vessel and some older vessels are being redeployed into use in other jurisdictions rather than being retrofitted with a double-hull for use in the United States.

    North System

    Our North System consists of an approximate 1,600-mile interstate common carrier pipeline system that delivers natural gas liquids and refined petroleum products for approximately 50 shippers from south central Kansas to the Chicago area. Through interconnections with other major liquids pipelines, our North System's pipeline system connects mid-continent producing areas to markets in the Midwest and eastern United States. We also have defined sole carrier rights to use capacity on an extensive pipeline system owned by Magellan Midstream Partners, L.P. that interconnects with our North System. This capacity lease agreement, which requires us to pay approximately $2.3 million per year, is in place until February 2013 and contains a five-year renewal option.

    In addition to our capacity lease agreement with Magellan, we also have a reversal agreement with Magellan to help provide for the transport of summer-time surplus butanes from Chicago area refineries to storage facilities at Bushton, Kansas. We have an annual minimum joint tariff commitment of $0.6 million to Magellan for this agreement. Our North System has approximately 5.6 million barrels of storage capacity, which includes caverns, steel tanks, pipeline line-fill and leased storage capacity. This storage capacity provides operating efficiencies and flexibility in meeting seasonal demands of shippers and provides propane storage for our truck-loading terminals.

    We also own a 50% ownership interest in the Heartland Pipeline Company, which owns the Heartland pipeline system, a natural gas liquids pipeline that ships refined petroleum products in the Midwest. We include our equity interest in Heartland as part of our North System operations. ConocoPhillips owns the remaining 50% interest in the Heartland Pipeline Company. The Heartland pipeline comprises one of our North System's main line sections that originate at Bushton, Kansas and terminates at a storage and terminal area in Des Moines, Iowa. We operate the Heartland pipeline, and ConocoPhillips operates Heartland's Des Moines, Iowa terminal and serves as the managing partner of Heartland. Heartland leases to ConocoPhillips 100% of the Heartland terminal capacity at Des Moines for $1.0 million per year on a year-to-year basis. The Heartland pipeline lease fee, payable to us for reserved pipeline capacity, is paid monthly, with an annual adjustment. The 2006 lease fee will be approximately $1.1 million.

    In addition, our North System has seven propane truck-loading terminals at various points in three states along the pipeline system and one multi-product complex at Morris, Illinois, in the Chicago area. Propane, normal butane and natural gasoline can be loaded at our Morris terminal.

    Markets. Our North System currently serves approximately 50 shippers in the upper Midwest market, including both users and wholesale marketers of natural gas liquids. These shippers include the three major refineries in the Chicago area. Wholesale marketers of natural gas liquids primarily make direct large volume sales to major end-users, such as propane marketers, refineries, petrochemical plants and industrial concerns. Market demand for natural gas liquids varies in respect to the different end uses to which natural gas liquids products may be applied. Demand for transportation services is influenced not only by demand for natural gas liquids but also by the available supply of natural gas liquids.

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

    During 2005, utilizing line-fill acquired in 2004, the North System was able to satisfy shippers' needs and avoid a decline in throughput volumes due to a lack of product supplies, as experienced in previous years. In an effort to obtain the greatest benefit from line-fill on a year round basis, the product distribution was restructured in 2005, adding isobutane as a component of line-fill, increasing the proportion of normal butane and reducing the proportion of propane. We believe this restructured line-fill will help mitigate the operational constraints that could result from shippers holding reduced inventory levels at any point in the year.

    Competition. Our North System competes with other natural gas liquids pipelines and to a lesser extent with rail carriers. In most cases, established pipelines are the lowest cost alternative for the transportation of natural gas liquids and refined petroleum products. With respect to the Chicago market, our North System competes with other natural gas liquids pipelines that deliver into the area and with railcar deliveries primarily from Canada. Other Midwest pipelines and area refineries compete with our North System for propane terminal deliveries. Our North System also competes indirectly with pipelines that deliver product to markets that our North System does not serve, such as the Gulf Coast market area. Heartland competes with other refined petroleum products carriers in the geographic market served. Heartland's principal competitor is Magellan Midstream Partners, L.P.

    Cochin Pipeline System

    We own 49.8% of the Cochin pipeline system, a joint venture that operates an approximate 1,900-mile, 12-inch diameter multi-product pipeline operating between Fort Saskatchewan, Alberta and Sarnia, Ontario, including five terminals. Effective October 1, 2004, we acquired our most recent ownership interest (5%) from subsidiaries of ConocoPhillips. An affiliate of BP owns the remaining 50.2% ownership interest and is the operator of the pipeline.

    The pipeline operates on a batched basis and has an estimated system capacity of approximately 112,000 barrels per day. Its peak capacity is approximately 124,000 barrels per day. It includes 31 pump stations spaced at 60 mile intervals and five United States propane terminals. Associated underground storage is available at Fort Saskatchewan, Alberta and Windsor, Ontario.

    Markets. The pipeline traverses three provinces in Canada and seven states in the United States transporting high vapor pressure ethane, ethylene, propane, butane and natural gas liquids to the Midwestern United States and eastern Canadian petrochemical and fuel markets. The system operates as a National Energy Board (Canada) and FERC (United States) regulated common carrier, shipping products on behalf of its owners as well as other third parties. The system is connected to the Enterprise pipeline system in Minnesota and in Iowa, and connects with our North System at Clinton, Iowa. The Cochin pipeline system has the ability to access the Canadian Eastern Delivery System via the Windsor Storage Facility Joint Venture at Windsor, Ontario.

    Supply. Injection into the system can occur from BP, EnerPro or Dow fractionation facilities at Fort Saskatchewan, Alberta; from Provident Energy storage at five points within the provinces of Canada; or from the Enterprise West Junction, in Minnesota.

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

    Cypress Pipeline

    Our Cypress pipeline is an interstate common carrier natural gas liquids pipeline originating at storage facilities in Mont Belvieu, Texas and extending 104 miles east to a major petrochemical producer in the Lake Charles, Louisiana area. Mont Belvieu, located approximately 20 miles east of Houston, is the largest hub for natural gas liquids gathering, transportation, fractionation and storage in the United States.

    Markets. The pipeline was built to service Westlake Petrochemicals Corporation in the Lake Charles, Louisiana area under a 20-year ship-or-pay agreement that expires in 2011. The contract requires a minimum volume of 30,000 barrels per day.

    Supply. The Cypress pipeline originates in Mont Belvieu where it is able to receive ethane and ethane/propane mix from local storage facilities. Mont Belvieu has facilities to fractionate natural gas liquids received from several pipelines into ethane and other components. Additionally, pipeline systems that transport natural gas liquids from major producing areas in Texas, New Mexico, Louisiana, Oklahoma and the Mid-Continent Region supply ethane and ethane/propane mix to Mont Belvieu.

    Competition. The pipeline's primary competition into the Lake Charles market comes from Louisiana onshore and offshore natural gas liquids.

    Southeast Terminals

    Our Southeast terminal operations consist of Kinder Morgan Southeast Terminals LLC and its consolidated affiliate, Guilford County Terminal Company, LLC. Kinder Morgan Southeast Terminals LLC, a wholly-owned subsidiary referred to in this report as KMST, was formed in 2003 for the purpose of acquiring and operating high-quality liquid petroleum products terminals located primarily along the Plantation/Colonial pipeline corridor in the Southeastern United States.

    Since December 2003, KMST has acquired 23 petroleum products terminals for an aggregate consideration of approximately $141.4 million, consisting of approximately $134.7 million in cash and $6.7 million in assumed liabilities. The 23 terminals have a total storage capacity of approximately 7.6 million barrels and together, transferred approximately 348,000 barrels of refined products per day during 2005.

    The 23 terminals consist of the following:

    * seven petroleum products terminals acquired from ConocoPhillips and Phillips Pipe Line Company in December 2003. The terminals are located in the following markets: Selma, North Carolina; Charlotte, North Carolina; Spartanburg, South Carolina; North Augusta, South Carolina; Doraville, Georgia; Albany, Georgia; and Birmingham, Alabama. The terminals contain approximately 1.2 million barrels of storage capacity. ConocoPhillips has entered into a long-term contract with us to use the terminals. All seven terminals are served by the Colonial Pipeline and three are also connected to the Plantation Pipeline;

    * seven petroleum products terminals acquired from Exxon Mobil Corporation in March 2004. The terminals are located at the following locations:
       Newington, Virginia; Richmond, Virginia; Roanoke, Virginia; Greensboro, North Carolina; Charlotte, North Carolina; Knoxville, Tennessee; and Collins, Mississippi. The terminals have a combined storage capacity of approximately 3.2 million barrels for gasoline, jet fuel and diesel fuel. ExxonMobil has entered into a long-term contract to use the terminals. All seven of these terminals are connected to products pipelines owned by either Plantation Pipe Line Company or Colonial Pipeline Company; and

    * nine petroleum products terminals acquired from Charter Terminal Company and Charter-Triad Terminals in November 2004. Three terminals are located in Selma, North Carolina, and the remaining facilities are located in Greensboro and Charlotte, North Carolina; Chesapeake and Richmond, Virginia; Athens, Georgia; and North Augusta, South Carolina. The terminals have a combined storage capacity of approximately 3.2 million barrels for gasoline, jet fuel and diesel fuel. We fully own seven of the terminals and jointly own the remaining two. All nine terminals are connected to Plantation or Colonial pipelines.

    During 2005, KMST expanded its terminal located in Collins, Mississippi, adding an incremental 80,000 barrels of gasoline storage and one new truck loading lane. The expansion project was completed and began service in January 2006.

    Markets. KMST's acquisition and marketing activities are focused on the Southeastern United States from Mississippi through Virginia, including Tennessee. The primary function involves the receipt of petroleum products from common carrier pipelines, short-term storage in terminal tankage, and subsequent loading onto tank trucks. KMST has a physical presence in markets representing almost 80% of the pipeline-supplied demand in the Southeast and offers a competitive alternative to marketers seeking a relationship with a truly independent truck terminal service provider.

    Supply. Product supply is predominately from Plantation and/or Colonial pipelines. To the maximum extent practicable, we endeavor to connect KMST terminals to both Plantation and Colonial.

    Competition. There are relatively few independent terminal operators in the Southeast. Most of the refined petroleum products terminals in this region are owned by large oil companies (BP, Motiva, Citgo, Marathon, and Chevron) who use these assets to support their own proprietary market demands as well as product exchange activity. These oil companies are not generally seeking third party throughput customers. Magellan Midstream Partners and TransMontaigne Product Services represent the other independent terminal operators in this region.

    Transmix Operations

    Our Transmix operations include the processing of petroleum pipeline transmix, a blend of dissimilar refined petroleum products that have become co-mingled in the pipeline transportation process. During transportation, different products are transported through the pipelines abutting each other, and the volume of different mixed products is called transmix. At our transmix processing facilities, we process and separate pipeline transmix into pipeline-quality gasoline and light distillate products. We process transmix at five separate processing facilities located in Colton, California; Richmond, Virginia; Dorsey Junction, Maryland; Indianola, Pennsylvania; and Wood River, Illinois.

    At our Dorsey Junction, Maryland facility, transmix processing is performed for Colonial Pipeline Company on a "for fee" basis pursuant to a long-term contract that expires in 2012. We process transmix on a "for fee" basis for Shell Trading (U.S.) Company, referred to as Shell, according to the provisions of a long-term contract that expires in 2011 at our transmix facilities located in Richmond, Virginia; Indianola, Pennsylvania; and Wood River, Illinois. At these locations, Shell procures transmix supply from pipelines and other parties, pays a processing fee to us, and then sells the processed gasoline and fuel oil through their marketing and distribution networks. The arrangement includes a minimum annual processing volume and a per barrel fee to us, as well as an opportunity to extend the processing agreement beyond 2011.

    At our Colton, California facility, we process transmix on a "for fee" basis for Duke Energy Merchants pursuant to a long-term contract that expires in 2010. The Colton processing facility is located adjacent to our products terminal in Colton, California, and it produces refined petroleum products that are delivered into our Pacific operations' pipelines for shipment to markets in Southern California and Arizona. The facility can process over 5,000 barrels of transmix per day.

    Our Richmond processing facility is supplied by the Colonial and Plantation pipelines as well as deep-water barges (25 feet draft), transport truck and rail. The facility can process approximately 7,500 barrels per day. Our Dorsey Junction processing facility is located within Colonial's Dorsey Junction terminal facility, near Baltimore, Maryland. The facility can process approximately 5,000 barrels per day. Our Indianola processing facility is located near Pittsburgh, Pennsylvania and is accessible by truck, barge and pipeline. It primarily processes transmix from the Buckeye, Colonial, Sun and Teppco pipelines. It has capacity to process 12,000 barrels of transmix per day. Our Wood River processing facility is constructed on property owned by ConocoPhillips and is accessible by truck, barge and pipeline. It primarily processes transmix from both the Explorer and ConocoPhillips pipelines. It has capacity to process 5,000 barrels of transmix per day.

    Markets. The Gulf and East Coast refined petroleum products distribution system, particularly the Mid-Atlantic region, is the target market for our East Coast transmix processing operations. The Mid-Continent area and the New York Harbor are the target markets for our Illinois and Pennsylvania assets, respectively. Our West Coast transmix processing operations support the markets served by our Pacific operations.

    Supply. Transmix generated by Colonial, Plantation, Sun, Teppco, Explorer and our Pacific operations provide the vast majority of the supply. These suppliers are committed to the use of our transmix facilities under long-term contracts. Individual shippers and terminal operators provide additional supply. Duke Energy Merchants is responsible for acquiring transmix supply at Colton, and Shell acquires transmix for processing at Indianola, Richmond and Wood River. The Dorsey Junction facility is supplied by Colonial Pipeline Company.

    Competition. Placid Refining is our main competitor in the Gulf Coast area. There are various processors in the Mid-Continent area, primarily ConocoPhillips, Gladieux Refining and Williams Energy Services, who compete with our transmix facilities. A number of smaller organizations operate transmix processing facilities in the West and Southwest. These operations compete for supply that we envision as the basis for growth in the West and Southwest. Our Colton processing facility also competes with major oil company refineries in California.

Natural Gas Pipelines

    Our Natural Gas Pipelines segment, which contains both interstate and intrastate pipelines, consists of natural gas sales, transportation, storage, gathering, processing and treating. Within this segment, we own approximately 15,000 miles of natural gas pipelines and associated storage and supply lines that are strategically located at the center of the North American pipeline grid. Our transportation network provides access to the major gas supply areas in the western United States, Texas and the Midwest, as well as major consumer markets.

    Texas Intrastate Natural Gas Pipeline Group

    The group, which operates primarily along the Texas Gulf Coast, consists of the following four natural gas pipeline systems:

    *  our Kinder Morgan Texas Pipeline;

    *  our Kinder Morgan Tejas Pipeline;

    *  our Mier-Monterrey Mexico Pipeline; and

    *  our Kinder Morgan North Texas Pipeline.

    The two largest systems in the group are our Kinder Morgan Texas Pipeline, acquired on December 31, 1999 from KMI, and our Kinder Morgan Tejas Pipeline, acquired on January 31, 2002. These pipelines essentially operate as a single pipeline system, providing customers and suppliers with improved flexibility and reliability. The combined system includes approximately 6,000 miles of intrastate natural gas pipelines with a peak transport and sales capacity of approximately five billion cubic feet per day of natural gas and approximately 120 billion cubic feet of on system contracted natural gas storage capacity (including the West Clear Lake natural gas storage facility located in Harris County, Texas, which is committed under a long term contract to Coral Energy). In addition, the system, through owned assets and contractual arrangements with third parties, has the capability to process 915 million cubic feet per day of natural gas for liquids extraction and to treat approximately 250 million cubic feet per day of natural gas for carbon dioxide removal.

    Collectively, the system primarily serves the Texas Gulf Coast, transporting, processing and treating gas from multiple onshore and offshore supply sources to serve the Houston/Beaumont/Port Arthur, Texas industrial markets, as well as local gas distribution utilities, electric utilities and merchant power generation markets. It serves as a buyer and seller of natural gas, as well as a transporter of natural gas. The purchases and sales of natural gas are primarily priced with reference to market prices in the consuming region of its system. The difference between the purchase and sale prices is the rough equivalent of a transportation fee and fuel costs.

    Our Mier-Monterrey Pipeline, completed in March 2003, consists of a 95-mile, 30-inch diameter natural gas pipeline that stretches from south Texas to Monterrey, Mexico and can transport up to 375 million cubic feet per day. The pipeline connects to a 1,000-megawatt power plant complex and to the PEMEX natural gas transportation system. We have entered into a 15 year contract with Pemex Gas Y Petroquimica Basica, which has subscribed for all of the pipeline's capacity.

    Our North Texas Pipeline, completed in August 2002, consists of an 86-mile, 30-inch diameter pipeline that transports natural gas from an interconnect with KMI's Natural Gas Pipeline Company of America in Lamar County, Texas to a 1,750-megawatt electric generating facility located in Forney, Texas, 15 miles east of Dallas, Texas. It has the capacity to transport 325 million cubic feet per day of natural gas and is fully subscribed under a 30 year contract. In 2005, we completed an interconnection with the facilities of ETC and the existing system was enhanced to be bi-directional in February 2006, so that deliveries of additional supply coming out of the Barnett Shale area can be delivered into NGPL's pipeline as well as power plants in the area.

    We also own and operate various gathering systems in South and East Texas. These systems aggregate pipeline quality natural gas supplies into our main transmission pipelines, and in certain cases, aggregate natural gas that must be processed or treated at its own or third-party facilities. We own two processing plants: our Texas City Plant in Galveston County, Texas and our Galveston Bay Plant in Chambers County, Texas, which is currently idle. Combined, these plants can process 115 million cubic feet per day of natural gas for liquids extraction. In addition, we have contractual rights to process approximately 800 million cubic feet per day of natural gas at various third-party owned facilities. We also own and operate three natural gas treating plants that offer carbon dioxide and/or hydrogen sulfide removal. We can treat up to 155 million cubic feet per day of natural gas for carbon dioxide removal at our Fandango Complex in Zapata County, Texas, 50 million cubic feet per day of natural gas at our Indian Rock Plant in Upshur County, Texas and approximately 45 million cubic feet per day of natural gas at our Thompsonville Facility located in Jim Hogg County, Texas.

    We own the West Clear Lake natural gas storage facility located in Harris County, Texas. Under a long term contract, Coral Energy Resources, L.P. operates the facility and controls the 96 billion cubic feet of natural gas working capacity, and we provide transportation service into and out of the facility.

    In August 2005, we acquired our North Dayton natural gas storage facility located in Liberty County, Texas from Texas Genco LLC for an aggregate consideration of approximately $109.4 million, consisting of $52.9 million in cash and $56.5 million in assumed debt. The North Dayton facility has approximately 6.3 billion cubic feet of total capacity, consisting of 4.2 billion cubic feet of working capacity and 2.1 billion cubic feet of pad gas. As part of the transaction, we entered into a long-term storage capacity and transportation agreement with Texas Genco covering two billion cubic feet of natural gas working capacity that expires in March 2017. We own in fee the land at our Dayton facility, and there is an existing leaching system, which has been idle, that can be used to develop additional capacity. Currently, we are overhauling the leaching system back to operating mode and further expansion options are being evaluated.

    Additionally, we lease a salt dome storage facility located near Markham, Texas. The facility consists of three salt dome caverns with approximately 12.8 billion cubic feet of total natural gas storage capacity, over 8.1 billion cubic feet of working natural gas capacity and up to 750 million cubic feet per day of peak deliverability. In April 2005, we put in service a third leased cavern which increased working capacity by four billion cubic feet of natural gas, with working capacity expected to be increased by two billion cubic feet of natural gas in 2006. As part of the project, an additional 4,700 horsepower of compression was added to increase injection capability by an average of 90 million cubic feet per day, and additional dehydration and other facilities were added to increase natural gas deliverability from 500 million cubic feet per day to 750 million cubic feet per day. We also lease salt dome caverns from Dow Hydrocarbon & Resources, Inc. and BP America Production Company in Brazoria County, Texas. The salt dome caverns are referred to as the Stratton Ridge Facilities and have a combined capacity of 11.2 billion cubic feet of natural gas, working natural gas capacity of 6.7 billion cubic feet and a peak day deliverability of up to 400 million cubic feet per day.

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

    We serve the Mexico market through interconnection with the facilities of Pemex at the United States-Mexico border near Arguellas, Mexico and Monterrey, Mexico. In 2005, deliveries through the existing interconnection near Arguellas fluctuated from zero to approximately 238 million cubic feet per day of natural gas, and there were several days of exports to the United States which ranged up to 250 million cubic feet per day. Deliveries to Monterrey also generally ranged from zero to 330 million cubic feet per day. We primarily provide transport service to these markets on a fee for service basis, including a significant demand component, which is paid regardless of actual throughput. Revenues earned from our activities in Mexico are paid in U.S. dollar equivalent.

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

    Kinder Morgan Interstate Gas Transmission LLC

    Kinder Morgan Interstate Gas Transmission LLC, referred to in this report as KMIGT, along with our Trailblazer Pipeline Company and our TransColorado Gas Transmission Company (both discussed following) comprise our three Rocky Mountain interstate natural gas pipeline systems. As of December 31, 2005, the combined peak transport capacity for our Rocky Mountain pipeline systems was approximately 2.7 billion cubic feet per day of natural gas, and the combined firm contracted storage capacity was approximately 10 billion cubic feet of natural gas.

    KMIGT owns approximately 5,100 miles of transmission lines in Wyoming, Colorado, Kansas, Missouri and Nebraska. The pipeline system is powered by 28 transmission and storage compressor stations with approximately 160,000 horsepower. KMIGT also owns the Huntsman natural gas storage facility, located in Cheyenne County, Nebraska, and which has approximately 10 billion cubic feet of firm capacity commitments and provides for withdrawal of up to 169 million cubic feet of natural gas per day.

    Under transportation agreements and FERC tariff provisions, KMIGT offers its customers firm and interruptible transportation and storage services, including no-notice transportation and park and loan services. Under KMIGT's tariffs, firm transportation and storage customers pay reservation fees each month plus a commodity charge based on the actual transported or stored volumes. In contrast, interruptible transportation and storage customers pay a commodity charge based upon actual transported and/or stored volumes. Under the no-notice service, customers pay a fee for the right to use a combination of firm storage and firm transportation to effect deliveries of natural gas up to a specified volume without making specific nominations. KMIGT also has the authority to make gas purchases and sales, as needed for system operations, pursuant to its currently effective FERC gas tariff.

    On June 1, 2004, KMIGT implemented its Cheyenne Market Center service, which provides nominated storage and transportation service between its Huntsman storage field and multiple interconnecting pipelines at the Cheyenne Hub, located in Weld County, Colorado. This service is fully subscribed for a period of ten years and added an incremental withdrawal capacity of 60.9 million cubic feet of natural gas per day and increased the working gas capacity by 3.5 billion cubic feet.

    Markets. Markets served by KMIGT provide a stable customer base with expansion opportunities due to the system's access to growing Rocky Mountain supply sources. Markets served by KMIGT are comprised mainly of local natural gas distribution companies and interconnecting interstate pipelines in the mid-continent area. End-users of the local natural gas distribution companies typically include residential, commercial, industrial and agricultural customers. The pipelines interconnecting with KMIGT in turn deliver gas into multiple markets including some of the largest population centers in the Midwest. Natural gas demand to power pumps for crop irrigation during the summer from time-to-time exceeds heating season demand and provides KMIGT relatively consistent volumes throughout the year. In addition, KMIGT has seen a significant increase in demand from ethanol producers, and is actively seeking ways to meet the demands from the ethanol producing community.

    Supply. Approximately 12%, by volume, of KMIGT's firm contracts expire within one year and 59% expire within one to five years. Our affiliates are responsible for approximately 22% of the total contracted firm transportation and storage capacity on KMIGT's system. Over 98% of the system's firm transport capacity is currently subscribed.

    Competition. KMIGT competes with other interstate and intrastate gas pipelines transporting gas from the supply sources in the Rocky Mountain and Hugoton Basins to mid-continent pipelines and market centers.

    Trailblazer Pipeline Company

    Our Trailblazer Pipeline Company owns a 436-mile natural gas pipeline system that originates at an interconnection with Wyoming Interstate Company Ltd.'s pipeline system near Rockport, Colorado and runs through southeastern Wyoming to a terminus near Beatrice, Nebraska where it interconnects with Natural Gas Pipeline Company of America's and Northern Natural Gas Company's pipeline systems. Natural Gas Pipeline Company of America, a subsidiary of KMI, manages, maintains and operates Trailblazer, for which it is reimbursed at cost.

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

    Trailblazer provides transportation services to third-party natural gas producers, marketers, local distribution companies and other shippers. Pursuant to transportation agreements and FERC tariff provisions, Trailblazer offers its customers firm and interruptible transportation. Under Trailblazer's tariffs, firm transportation customers pay reservation charges each month plus a commodity charge based on actual volumes transported. Interruptible transportation customers pay a commodity charge based upon actual volumes transported.

    Markets. Significant growth in Rocky Mountain natural gas supplies has prompted a need for additional pipeline transportation service. Trailblazer has a certificated capacity of 846 million cubic feet per day of natural gas.

    Supply. As of December 31, 2005, less than 1% of Trailblazer's firm contracts, by volume, expire before one year and 36%, by volume, expire within one to five years. Affiliated entities hold less than 1% of the total firm transportation capacity. All of the system's firm transport capacity is currently subscribed.

    Competition. The main competition that Trailblazer currently faces is that the gas supply in the Rocky Mountain area either stays in the area or is moved west and therefore is not transported on Trailblazer's pipeline. In addition, Colorado Interstate Gas Company's Cheyenne Plains Pipeline can transport approximately 560 million cubic feet per day of natural gas from Weld County, Colorado to Greensburg, Kansas and competes with Trailblazer for natural gas pipeline transportation demand from the Rocky Mountain area. Cheyenne Plains has received approval from the FERC to expand its facilities to provide for an additional 170 million cubic feet per day of capacity for a total capacity of 730 million cubic feet. The proposed expansion is anticipated to go into service in early 2006. Additional competition could come from proposed pipeline projects such as El Paso's Continental Connector and our own Rockies Express Pipeline. No assurance can be given that additional competing pipelines will not be developed in the future.

    TransColorado Gas Transmission Company

    Our TransColorado Gas Transmission Company owns a 300-mile interstate natural gas pipeline that extends from approximately 20 miles southwest of Meeker, Colorado to Bloomfield, New Mexico. It has 20 points of interconnection with seven interstate pipelines, one intrastate pipeline, eight gathering systems, and two local distribution companies. The pipeline system is powered by five compressor stations in mainline service having an aggregate of approximately 26,500 horsepower. KMI manages, maintains and operates TransColorado, for which it is reimbursed at cost. We acquired all of the ownership interests in TransColorado from KMI effective November 1, 2004.

    TransColorado has the ability to flow gas south or north. Gas flowing south through the pipeline moves onto the El Paso, Transwestern and Southern Trail pipeline systems. TransColorado receives gas from two coal seam natural gas treating plants located in the San Juan Basin of Colorado and from pipeline and gathering system interconnections within the Paradox and Piceance Basins of western Colorado. Gas moving north flows into our Entrega Pipeline at the Meeker Hub and will ultimately be able to move to the Cheyenne Hub and into our Rockies Express Pipeline. TransColorado provides transportation services to third-party natural gas producers, marketers, gathering companies, local distribution companies and other shippers. Pursuant to transportation agreements and FERC tariff provisions, TransColorado offers its customers firm and interruptible transportation and interruptible park and loan services. Under TransColorado's tariffs, firm transportation customers pay reservation charges each month plus a commodity charge based on actual volumes transported. Interruptible transportation customers pay a commodity charge based upon actual volumes transported. The underlying reservation and commodity charges are assessed pursuant to a maximum recourse rate structure, which does not vary based on the distance gas is transported. TransColorado has the authority to negotiate rates with customers if it has first offered service to those customers under its reservation and commodity charge rate structure.

    On February 27, 2006, we announced the beginning of a binding open season to solicit shipper support for firm natural gas transportation capacity on a proposed expansion of our TransColorado Pipeline. The expansion would link TransColorado with several major interstate and intrastate pipelines, including the Entrega Pipeline, thereby facilitating access to the Rockies Express Pipeline. As designed, the project would increase northbound capacity on TransColorado by approximately 250 million cubic feet of natural gas per day. A prearranged shipper has executed a binding precedent agreement for capacity on the project. The total expansion project is expected to cost approximately $48 million.

    Markets. TransColorado acts principally as a feeder pipeline system from the developing natural gas supply basins on the Western Slope of Colorado into the interstate natural gas pipelines that lead away from the Blanco Hub area of New Mexico and the interstate natural gas pipelines that lead away eastward from northwestern Colorado and southwestern Wyoming. TransColorado is the largest transporter of natural gas from the Western Slope supply basins of Colorado and provides a competitively attractive outlet for that developing natural gas resource. In 2005, TransColorado transported an average of approximately 670 million cubic feet per day of natural gas from these supply basins, an increase of 29% over the previous year. This increase in throughput is further evidence of TransColorado's strategic positioning to the underdeveloped gas supply resources on the Western Slope of Colorado and the greater southwestern United States marketplace.

    Supply. During 2005, 87% of TransColorado's transport business was with producers or their own marketing affiliates and 13% was with gathering companies. Approximately 74% of TransColorado's transport business in

2005 was conducted with its two largest customers. All of TransColorado's southbound pipeline capacity is committed under firm transportation contracts that extend at least through year-end 2007. TransColorado's pipeline capacity is 79% subscribed during 2007 through 2011 and TransColorado is actively pursuing contract extensions and or replacement contracts to increase firm subscription levels beyond 2007. TransColorado's north system expansion project was completed in 2005 and was in-service on January 1, 2006. The expansion provides for up to 300 million cubic feet per day of additional northbound transportation capacity. The project was supported by a long-term contract with Williams that runs through 2015 with an option for a five-year extension.

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

    Historically, the competition faced by TransColorado with respect to its natural gas transportation services has generally been based upon the price differential between the San Juan and Rocky Mountain basins. The Kern River Gas Transmission expansion project, placed in service in May 2003, has had the effect of reducing that price differential. However, given the increased number of direct connections to production facilities in the Piceance and Paradox basins and the gas supply development in each of those basins, we believe that TransColorado's transport business will be less susceptible to changes in the price differential in the future.

    Casper and Douglas Natural Gas Gathering and Processing Systems

    We own and operate our Casper and Douglas natural gas gathering systems, which are comprised of over 1,500 miles of natural gas gathering pipelines and two facilities in Wyoming capable of processing 210 million cubic feet of natural gas per day. The Douglas gathering system is comprised of approximately 1,500 miles of 4-inch to 16-inch diameter pipe that gathers approximately 26 million cubic feet per day of natural gas from 650 active receipt points. Douglas Gathering has an aggregate 20,650 horsepower of compression situated at 17 field compressor stations. Gathered volumes are processed at our Douglas plant, located in Douglas, Wyoming. Residue gas is delivered into KMIGT and recovered liquids are injected in ConocoPhillips Petroleum's natural gas liquids pipeline for transport to Borger, Texas.

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

    Competition. Other regional facilities in the Greater Powder River Basin include the Hilight (80 million cubic feet per day) and Kitty (17 million cubic feet per day) plants owned and operated by Western Gas Resources, and the Sage Creek Processors (50 million cubic feet per day) plant owned and operated by Merit Energy. Casper and Douglas, however, are the only plants which provide straddle processing of natural gas flowing into KMIGT.

    Red Cedar Gathering Company

    We own a 49% equity interest in the Red Cedar Gathering Company, a joint venture organized in August 1994 and referred to in this report as Red Cedar. The remaining 51% interest in Red Cedar is owned by the Southern Ute Indian Tribe. Red Cedar owns and operates natural gas gathering, compression and treating facilities in the Ignacio Blanco Field in La Plata County, Colorado. The Ignacio Blanco Field lies within the Colorado portion of the San Juan Basin, most of which is located within the exterior boundaries of the Southern Ute Indian Tribe Reservation. Red Cedar gathers coal seam and conventional natural gas at wellheads and several central delivery points, for treating, compression and delivery into any one of four major interstate natural gas pipeline systems and an intrastate pipeline.

    Red Cedar's gas gathering system currently consists of over 1,100 miles of gathering pipeline connecting more than 850 producing wells, 85,000 horsepower of compression at 24 field compressor stations and two carbon dioxide treating plants. A majority of the natural gas on the system moves through 8-inch to 16-inch diameter pipe. The capacity and throughput of the Red Cedar system as currently configured is approximately 750 million cubic feet per day of natural gas.

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

    Thunder Creek Gas Services, LLC

    We own a 25% equity interest in Thunder Creek Gas Services, LLC, referred to in this report as Thunder Creek. Thunder Creek is a joint venture that was organized in September 1998. Devon Energy owns the remaining 75%. Thunder Creek provides gathering, compression and treating services to a number of coal seam gas producers in the Powder River Basin of Wyoming. Throughput volumes include both coal seam and conventional plant residue gas. Thunder Creek is independently operated from offices located in Denver, Colorado with field offices in Glenrock and Gillette, Wyoming.

    Thunder Creek's operations are a combination of mainline and low pressure gathering assets. The mainline assets include 125 miles of 24-inch diameter mainline pipeline, 230 miles of 4-inch to 12-inch diameter high and low pressure laterals, 23,000 horsepower of mainline compression and carbon dioxide removal facilities consisting of a 240 million cubic feet per day carbon dioxide treating plant complete with dehydration. The mainline assets receive gas from 47 receipt points and can deliver treated gas to seven delivery points including Colorado Interstate Gas, Wyoming Interstate Gas Company, KMIGT and three power plants. The low pressure gathering assets include five systems consisting of 191 miles of 4-inch to 14-inch diameter gathering pipeline and 35,400 horsepower of field compression. Gas is gathered from 91 receipt points and delivered to the mainline at seven primary locations.

CO2

Our CO2 segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates, referred to in this report as KMCO2. Carbon dioxide is used in enhanced oil recovery projects as a flooding medium for recovering crude oil from mature oil fields. Our carbon dioxide pipelines and related assets allow us to market a complete package of carbon dioxide supply, transportation and technical expertise to the customer. Together, our CO2 business segment produces, transports and markets carbon dioxide for use in enhanced oil recovery operations and owns interests in other related assets in the continental United States. We also hold ownership interests in several oil-producing fields and own a 450-mile crude oil pipeline, all located in the Permian Basin region of West Texas.

    Carbon Dioxide Reserves

    We own approximately 45% of, and operate, the McElmo Dome unit, which contains more than ten trillion cubic feet of carbon dioxide. Deliverability and compression capacity exceeds one billion cubic feet per day. The McElmo Dome unit produces from the Leadville formation at approximately 8,000 feet with 52 wells that produce at individual rates of up to 55 million cubic feet per day. We also own approximately 11% of the Bravo Dome unit, which contains reserves of approximately two trillion cubic feet of carbon dioxide. The Bravo Dome produces approximately 303 million cubic feet per day, with production coming from more than 350 wells in the Tubb Sandstone at 2,300 feet.

    Markets. Our principal market for carbon dioxide is for injection into mature oil fields in the Permian Basin, where industry demand is expected to grow modestly for the next several years. We are exploring additional potential markets, including enhanced oil recovery targets in California, Mexico, and Canada, and coal bed methane production in the San Juan Basin of New Mexico.

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

    Carbon Dioxide Pipelines

    Our Central Basin pipeline consists of approximately 143 miles of 16-inch to 26-inch diameter pipe and 177 miles of 4-inch to 12-inch lateral supply lines located in the Permian Basin between Denver City, Texas and McCamey, Texas with a throughput capacity of 600 million cubic feet per day. At its origination point in Denver City, our Central Basin pipeline interconnects with all three major carbon dioxide supply pipelines from Colorado and New Mexico, namely the Cortez pipeline (operated by KMCO2) and the Bravo and Sheep Mountain pipelines (operated by Occidental and Trinity CO2, respectively). Central Basin's mainline terminates near McCamey where it interconnects with the Canyon Reef Carriers pipeline and the Pecos pipeline. The tariffs charged by the Central Basin pipeline are not regulated.

    Our Centerline pipeline consists of approximately 113 miles of 16-inch diameter pipe located in the Permian Basin between Denver City, Texas and Snyder, Texas. The pipeline has a capacity of 300 million cubic feet per day. We constructed this pipeline and placed it in service in May 2003. The tariffs charged by the Centerline pipeline are not regulated.

    As a result of our 50% ownership interest in Cortez Pipeline Company, we own a 50% equity interest in and operate the approximate 500-mile, 30-inch diameter Cortez pipeline. The pipeline carries carbon dioxide from the McElmo Dome source reservoir in Cortez, Colorado to the Denver City, Texas hub. The Cortez pipeline currently transports nearly one billion cubic feet of carbon dioxide per day, including approximately 95% of the carbon dioxide transported downstream on our Central Basin pipeline and our Centerline pipeline.

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

    In addition, we own approximately 98% of the Canyon Reef Carriers pipeline and approximately 69% of the Pecos pipeline. The Canyon Reef Carriers pipeline extends 139 miles from McCamey, Texas, to the SACROC unit. The pipeline has a 16-inch diameter, a capacity of approximately 290 million cubic feet per day and makes deliveries to the SACROC, Sharon Ridge, Cogdell and Reinecke units. The Pecos pipeline is a 25-mile, 8-inch diameter pipeline that runs from McCamey to Iraan, Texas. It has a capacity of approximately 120 million cubic feet per day of carbon dioxide and makes deliveries to the Yates unit. The tariffs charged on the Canyon Reef Carriers and Pecos pipelines are not regulated.

    Markets. The principal market for transportation on our carbon dioxide pipelines is to customers, including ourselves, using carbon dioxide for enhanced recovery operations in mature oil fields in the Permian Basin, where industry demand is expected to grow modestly for the next several years.

    Competition. Our ownership interests in the Central Basin, Cortez and Bravo pipelines are in direct competition with other carbon dioxide pipelines. We also compete with other interest owners in McElmo Dome and Bravo Dome for transportation of carbon dioxide to the Denver City, Texas market area.

    Oil Reserves

    KMCO2 also holds ownership interests in oil-producing fields, including an approximate 97% working interest in the SACROC unit, an approximate 50% working interest in the Yates unit, a 21% net profits interest in the H.T. Boyd unit, an approximate 65% working interest in the Claytonville unit and lesser interests in the Sharon Ridge unit, the Reinecke unit and the MidCross unit, all of which are located in the Permian Basin of West Texas.

    The SACROC unit is one of the largest and oldest oil fields in the United States using carbon dioxide flooding technology. The field is comprised of approximately 56,000 acres located in the Permian Basin in Scurry County, Texas. SACROC was discovered in 1948 and has produced over 1.29 billion barrels of oil since inception. It is estimated that SACROC originally held approximately 2.7 billion barrels of oil. We have expanded the development of the carbon dioxide project initiated by the previous owners and increased production over the last several years. We now own an approximate 97% ownership interest in the SACROC field unit.

    As of December 2005, the SACROC unit had 354 producing wells, and the purchased carbon dioxide injection rate was 258 million cubic feet per day, down from an average of 339 million cubic feet per day as of December 2004. The average oil production rate for 2005 was approximately 32,000 barrels of oil per day, up from an average of approximately 28,000 barrels of oil per day during 2004.

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

    Our plan has been to increase the production life of Yates by combining horizontal drilling with carbon dioxide flooding to ensure a relatively steady production profile over the next several years. We are implementing our plan and as of December 2005, the Yates unit was producing about 24,000 barrels of oil per day. As of December 2004, the Yates unit was producing approximately 22,000 barrels of oil per day. Unlike our operations at SACROC, where we use carbon dioxide and water to drive oil to the producing wells, we are using carbon dioxide injection to replace nitrogen injection at Yates in order to enhance the gravity drainage process, as well as to maintain reservoir pressure. The differences in geology and reservoir mechanics between the two fields mean that substantially less capital will be needed to develop the reserves at Yates than is required at SACROC.

    Effective January 31, 2005, we acquired an approximate 64.5% gross working interest in the Claytonville oil field unit located in Fisher County, Texas from Aethon I L.P. The field is located nearly 30 miles east of the SACROC unit in the Permian Basin of West Texas. Our purchase price was approximately $6.5 million, consisting of $6.2 million in cash and the assumption of $0.3 million of liabilities. Following our acquisition, we became the operator of the field, which at the time of acquisition was producing approximately 200 barrels of oil per day. As of December 31, 2005, pending further studies as to the technical and economic feasibility of carbon dioxide injection, we may invest an additional $30 million in the field in order to increase production and ultimate oil recovery.

    Oil Acreage and Wells

    The following table sets forth productive wells, service wells and drilling wells in the oil and gas fields in which we own interests as of December 31, 2005. When used with respect to acres or wells, gross refers to the total acres or wells in which we have a working interest; net refers to gross acres or wells multiplied, in each case, by the percentage working interest owned by us:

                           Productive Wells (a)         Service Wells (b)        Drilling Wells (c)
                         ------------------------      ---------------------    ---------------------
                           Gross           Net         Gross         Net         Gross         Net
                         ----------     ---------      ------      --------     -------     ---------
Crude Oil............         2,538         1,535         976           730           2             2
Natural Gas..........             9             4          27            13           -             -
                         ----------     ---------      ------      --------     -------     ---------
  Total Wells........         2,547         1,539       1,003           743           2             2
                         ==========     =========      ======      ========     =======     =========

----------

(a) Includes active wells and wells temporarily shut-in. As of December 31, 2005, we did not operate any gross wells with multiple completions.

(b) Consists of injection, water supply, disposal wells and service wells temporarily shut-in. A disposal well is used for disposal of saltwater into an underground formation; a service well is a well drilled in a known oil field in order to inject liquids that enhance recovery or dispose of salt water.

(c) Consists of development wells in the process of being drilled as of December 31, 2005. A development well is a well drilled in an already discovered oil field.

    The oil and gas producing fields in which we own interests are located in the Permian Basin area of West Texas. The following table reflects our net productive and dry wells that were completed in each of the three years ended December 31, 2005, 2004 and 2003:

                                    2005          2004        2003
                                ----------     ---------     -------
Productive
  Development...............            42            31          69
  Exploratory...............             -             -           -
Dry
  Development...............             -             -           -
  Exploratory...............             -             -           -
                                ----------     ---------     -------
Total Wells.................            42            31          69
                                ==========     =========     =======
----------

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

    The following table reflects the developed and undeveloped oil and gas acreage that we held as of December 31, 2005:

                                             Gross               Net
                                        --------------    --------------
        Developed Acres.............         67,047            62,388
        Undeveloped Acres...........          8,788             8,131
                                        --------------    --------------
          Total.....................         75,835            70,519
                                        ==============    ==============

    Operating Statistics

    Operating statistics from our oil and gas producing activities for each of the years 2005, 2004 and 2003 are shown in the following table:

      Results of Operations for Oil and Gas Producing Activities - Unit Prices and Costs
                                                                 Year Ended December 31,
                                                        ---------------------------------------
Consolidated Companies(a)                                   2005          2004           2003
                                                        -----------   -----------   -----------
Production costs per barrel of oil equivalent(b)(c)(d)  $     10.00   $      9.71   $      8.98
                                                        ===========    ===========  ===========
Crude oil production (MBbl/d)........................          37.9          32.5          18.0
                                                        ===========    ===========  ===========
Natural Gas liquids production (MBbl/d)(d)...........           5.3           3.7           1.3
Natural gas liquids production from gas plants
 (MBbl/d)(e).........................................           4.1           4.0           2.4
                                                        -----------   -----------   -----------
  Total natural gas liquids production (MBbl/d)......           9.4           7.7           3.7
                                                        ===========   ===========   ===========
Natural gas production (MMcf/d)(d)(f)................           3.7           4.4           1.6
Natural gas production from gas plants(MMcf/d)(e)(f).           3.1           3.9           2.0
                                                        -----------   -----------   -----------
  Total natural gas production(MMcf/d)(f)............           6.8           8.3           3.6
                                                        ===========   ===========   ===========
Average Sales prices including hedge gains/losses:
  Crude oil price per Bbl............................   $     27.36   $     25.72   $     23.73
                                                        ===========   ===========   ===========
  Natural gas liquids price per Bbl..................   $     38.79   $     31.37   $     22.49
                                                        ===========   ===========   ===========
  Natural gas price per Mcf..........................   $      5.84   $      5.27   $      4.40
                                                        ===========   ===========   ===========
  Total natural gas liquids price per Bbl(e).........   $     38.98   $     31.33   $     21.77
                                                        ===========   ===========   ===========
  Total natural gas price per Mcf(e)                    $      5.80   $      5.24   $      4.50
                                                        ===========   ===========   ===========
Average sales prices excluding hedge gains/losses:
  Crude oil price per Bbl............................   $     54.45   $     40.91   $     31.26
                                                        ===========   ===========   ===========
  Natural gas liquids price per Bbl..................   $     38.79   $     31.68   $     24.70
                                                        ===========   ===========   ===========
  Natural gas price per Mcf                             $      5.84   $      5.27   $      4.40
                                                        ===========   ===========    ===========
  ----------

(a) Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.

(b) Computed using production costs, excluding transportation costs, as defined by the Securities and Exchange Commission. Natural gas volumes were converted to barrels of oil equivalent (BOE) using a conversion factor of six mcf of natural gas to one barrel of oil.

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

(f) Excludes natural gas production used as fuel.

    See Note 20 to our consolidated financial statements included in this report for additional information with respect to our oil and gas producing activities.

    Gas Plant Interests

    We operate and own an approximate 22% working interest plus an additional 26% net profits interest in the Snyder gasoline plant, a 51% ownership interest in the Diamond M gas plant and a 100% ownership interest in the North Snyder plant, all of which are located in the Permian Basin of West Texas. We became the operator of the Diamond M gas plant on August 1, 2005. The Snyder gasoline plant processes gas produced from the SACROC unit and neighboring carbon dioxide projects, specifically the Sharon Ridge and Cogdell units, all of which are located in the Permian Basin area of West Texas. The Diamond M and the North Snyder plants contract with the

Snyder plant to process gas. Production of natural gas liquids at the Snyder gasoline plant as of December 2005 was approximately 15,000 barrels per day, up from approximately 13,400 barrels per day as of December 2004.

    Crude Oil Pipeline

    Effective August 31, 2004, we acquired all of the partnership interests in Kaston Pipeline Company, L.P., which we renamed Kinder Morgan Wink Pipeline, L.P. The acquisition included a 450-mile crude oil pipeline system, consisting of four mainline sections, numerous gathering systems and truck off-loading stations. The mainline sections are all located within the State of Texas, and the 20-inch diameter segment that runs from Wink to El Paso has a total capacity of 115,000 barrels of crude oil per day. As part of the transaction, we entered into a long-term throughput agreement with Western Refining Company, L.P. to transport crude oil into Western's 107,000 barrel per day refinery in El Paso. The acquisition allows us to better manage crude oil deliveries from our oil field interests in West Texas. As of December 31, 2005, the 20-inch pipeline segment transported approximately 107,000 barrels of oil per day. The Wink Pipeline is regulated by the FERC.

Terminals

    Our Terminals segment includes the operations of our petroleum and petrochemical-related liquids terminal facilities (other than those included in our Products Pipelines segment) as well as all of our coal and dry-bulk material services, including all transload, engineering and other in-plant services. Combined, the segment is composed of approximately 85 owned or operated liquids and bulk terminal facilities, and more than 50 rail transloading and materials handling facilities located throughout the United States. In 2005, the number of customers from whom our Terminals segment received more than $0.1 million of revenue was approximately 500.

    Liquids Terminals

    Our liquids terminal operations primarily store refined petroleum products, petrochemicals, industrial chemicals, and vegetable oil products, in aboveground storage tanks and transfer products to and from pipelines, tank trucks, tank barges, and tank railcars. Combined, our liquids terminal facilities possess liquids storage capacity of approximately 42.4 million barrels, and in 2005, these terminals handled approximately 551.5 million barrels of clean petroleum, petrochemical and vegetable oil products. Our major liquids terminal assets are described below.

    Our Houston, Texas terminal complex is located in Pasadena and Galena Park, Texas, along the Houston Ship Channel. Recognized as a distribution hub for Houston's refineries situated on or near the Houston Ship Channel, the Pasadena and Galena Park terminals are the western Gulf Coast refining community's central interchange point. The complex has approximately 18.9 million barrels of capacity and is connected via pipeline to 14 refineries, four petrochemical plants and ten major outbound pipelines. Since our acquisition of the terminal complex in January 2001, we have added more than three million barrels of new storage capacity, as refinery outputs along the Gulf Coast have continued to increase. We have also upgraded our pipeline manifold connection with the Colonial pipeline system, added pipeline connections to new refineries and expanded our truck rack. In addition, the facilities have four ship docks and seven barge docks for inbound and outbound movement of products. The terminals are served by the Union Pacific railroad.

    We own three liquids facilities in the New York Harbor area: one in Carteret, New Jersey, one in Perth Amboy, New Jersey, and one on Staten Island, New York. The Carteret facility is located along the Arthur Kill River just south of New York City and has a capacity of approximately 7.7 million barrels of petroleum and petrochemical products, of which 1.1 million barrels have been added since our acquisition of the Carteret terminal in January 2001. In addition, in October 2003, we completed the construction of a new 16-inch diameter pipeline at Carteret that connects to the Buckeye pipeline system, a major products pipeline serving the East Coast. Our Carteret facility has two ship docks and four barge docks. It is connected to the Colonial, Buckeye, Sun and Harbor pipeline systems, and the CSX and Norfolk Southern railroads service the facility. The Perth Amboy facility is also located along the Arthur Kill River and has a capacity of approximately 2.3 million barrels of petroleum and petrochemical products. Tank sizes range from 2,000 barrels to 300,000 barrels. The Perth Amboy terminal provides chemical and petroleum storage and handling, as well as dry-bulk handling of salt and aggregates. In addition to providing product movement via vessel, truck and rail, Perth Amboy has direct access to the Buckeye and Colonial pipelines. The facility has one ship dock and one barge dock, and is connected to the CSX and Norfolk Southern railroads.

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

    In July 2005, we acquired the Kinder Morgan Staten Island terminal from ExxonMobil Oil Corporation. Located on Staten Island, New York, the facility is bounded to the north and west by the Arthur Kill River and covers approximately 200 acres, of which 120 acres are used for site operations. The terminal has a storage capacity of approximately three million barrels for gasoline, diesel fuel and fuel oil. The facility also maintains and operates an above ground piping network to transfer petroleum products throughout the operating portion of the site, and we are currently rebuilding a ship berth at the facility that will accommodate tanker vessels.

    We own two liquids terminal facilities in the Chicago area: one facility is located in Argo, Illinois, approximately 14 miles southwest of downtown Chicago, and the other is located in the Port of Chicago along the Calumet River. The Argo facility is a large throughput fuel ethanol facility and a major break bulk facility for large chemical manufacturers and distributors. It has approximately
2.4 million barrels of capacity in tankage ranging from 50,000 gallons to 80,000 barrels. The Argo terminal is situated along the Chicago sanitary and ship channel, and has three barge docks. The facility is connected to TEPPCO and Westshore pipelines, and has a direct connection to Midway Airport. The Canadian National railroad services this facility. The Port of Chicago facility handles a wide variety of liquids chemicals with a working capacity of approximately 741,000 barrels in tanks ranging from 12,000 gallons to 55,000 barrels. The facility provides access to a full slate of transportation options, including a deep water barge/ship berth on Lake Calumet, and offers services including truck loading and off-loading, iso-container handling and drumming. There are two ship docks and four barge docks, and the facility is served by the Norfolk Southern railroad.

    Two of our other largest liquids facilities are located in South Louisiana: our Port of New Orleans facility located in Harvey, Louisiana, and our St. Gabriel terminal, located near a major petrochemical complex in Geismar, Louisiana. The New Orleans facility handles a variety of liquids products such as chemicals, vegetable oils, animal fats, alcohols and oil field products. It has approximately three million barrels of total tanks ranging in sizes from 416 barrels to 200,000 barrels. There are three ship docks and one barge dock, and the Union Pacific railroad provides rail service. The terminal can be accessed by vessel, barge, tank truck, or rail, and also provides ancillary services including drumming, packaging, warehousing, and cold storage services.

    Our St. Gabriel facility is located approximately 75 miles north of the New Orleans facility on the bank of the Mississippi River near the town of St. Gabriel, Louisiana. The facility has approximately 340,000 barrels of tank capacity and the tanks vary in sizes ranging from 1,500 barrels to 80,000 barrels. There are three local pipeline connections at the facility which enable the movement of products from the facility to the petrochemical plants in Geismar, Louisiana.

    Competition. We are one of the largest independent operators of liquids terminals in North America. Our primary competitors are Magellan, Kaneb, IMTT, Vopak, Oil Tanking, TransMontaigne, and Savage Industries.

    Bulk Terminals

    Our bulk terminal operations primarily involve bulk material handling services; however, we also provide terminal engineering and design services and in-plant services covering material handling, maintenance and repair services, railcar switching services, ship agency and miscellaneous marine services. Combined, our dry-bulk and material transloading facilities handled approximately 83.2 million tons of coal, petroleum coke and other dry-bulk materials in 2005. We own or operate approximately 28 petroleum coke or coal terminals in the United States. Our major bulk terminal assets are described below.

    In 2005, we handled approximately 12.3 million tons of petroleum coke. Petroleum coke is a by-product of the crude oil refining process and has characteristics similar to coal. It is used in domestic utility and industrial steam generation facilities, and it is exported to foreign markets. It is also used by the steel industry in the manufacture of ferro alloys, and for the manufacture of carbon and graphite products. Petroleum coke supply in the United States has increased in the last several years due to an increasingly heavy crude oil supply and to the increased use of coking units by domestic refineries. Most of our customers are large integrated oil companies that choose to outsource the storage and loading of petroleum coke for a fee.

    In April 2005, we acquired certain petroleum coke terminal operations from Trans-Global Solutions, Inc. for an aggregate consideration of approximately $247.2 million, consisting of $186.0 million in cash, $46.2 million in common units, and an obligation to pay an additional $15 million on April 29, 2007, two years from closing. All of the acquired assets are located in the State of Texas, and include facilities at the Port of Houston, the Port of Beaumont and the TGS Deepwater Terminal located on the Houston Ship Channel. The facilities also provide handling and storage services for a variety of other bulk materials.

    In 2005, we also handled approximately 28.6 million tons of coal. Coal continues to be the fuel of choice for electric generation, accounting for more than 50% of United States electric generation feedstock. Forecasts of overall coal usage and power plant usage for the next 20 years show an increase of about 1.5% per year. Current domestic supplies are predicted to last for several hundred years. Most coal transloaded through our coal terminals is destined for use in coal-fired electric generation.

    Our Cora terminal is a high-speed, rail-to-barge coal transfer and storage facility. The terminal is located on approximately 480 acres of land along the upper Mississippi River near Cora, Illinois, about 80 miles south of St. Louis, Missouri. It has a throughput capacity of about 10 million tons per year and is currently equipped to store up to one million tons of coal. This storage capacity provides customers the flexibility to coordinate their supplies of coal with the demand at power plants. Our Cora terminal sits on the mainline of the Union Pacific Railroad and is strategically positioned to receive coal shipments from the western United States.

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

    Our Cora and Grand Rivers terminals handle low sulfur coal originating in Wyoming, Colorado, and Utah, as well as coal that originates in the mines of southern Illinois and western Kentucky. However, since many shippers, particularly in the East, are using western coal or a mixture of western coal and other coals as a means of meeting environmental restrictions, we anticipate that growth in volume through the two terminals will be primarily due to increased use of western low sulfur coal originating in Wyoming, Colorado and Utah.

    Our Pier IX terminal is located in Newport News, Virginia. The terminal has the capacity to transload approximately 12 million tons of coal annually. It can store 1.3 million tons of coal on its 30-acre storage site. For coal, the terminal offers blending services and rail to storage or direct transfer to ship; for other dry bulk products, the terminal offers ship to storage to rail or truck. Our Pier IX Terminal exports coal to foreign markets, serves power plants on the eastern seaboard of the United States, and imports cement pursuant to a long-term contract. The terminal operates a cement facility which has the capacity to transload over 400,000 tons of cement annually. Since early-2004, Pier IX has also operated two synfuel plants on site, which together produced
3.3 million tons of synfuel in 2005. The Pier IX Terminal is served by the CSX Railroad, which transports coal from central Appalachian and other eastern coal basins. Cement imported to the Pier IX Terminal primarily originates in Europe.

    Our Shipyard River Terminal is located in Charleston, South Carolina. Shipyard is able to unload, store and reload coal imported from various foreign countries. The imported coal is often a cleaner-burning, low-sulfur coal and it is used by local utilities to comply with the U.S. Clean Air Act. Shipyard River Terminal has the capacity to handle approximately 2.5 million tons of coal and petroleum coke per year and offers approximately 300,000 tons of total storage of which 50,000 tons are under roof. We are currently expanding our Shipyard River terminal in order to increase the terminal's throughput and to allow for the handling of increasing supplies of imported coal. In November 2005, we acquired additional land and terminal assets for use at our Shipyard River facility from Allied Terminals, Inc. for an aggregate consideration of $13.3 million.

    Our Kinder Morgan Tampaplex terminal, a marine terminal acquired in December 2003 and located in Tampa, Florida, sits on a 114-acre site and serves as a storage and receipt point for imported ammonia, as well as an export location for dry bulk products, including fertilizer and animal feed. The terminal also includes an inland bulk storage warehouse facility used for overflow cargoes from our Port Sutton import terminal, which is also located in Tampa. Port Sutton sits on 16 acres of land and offers 200,000 tons of covered storage. Primary products handled in 2005 included fertilizers, salt, ores, and liquid chemicals. Also in the Tampa Bay area are our Port Manatee and Hartford Street terminals. Port Manatee has four warehouses which can store 130,000 tons of bulk products. Products handled at Port Manatee include fertilizers, ores and other general cargo. At our Hartford Street terminal, anhydrous ammonia and fertilizers are handled and stored in two warehouses with an aggregate capacity of 23,000 net tons.

    In December 2004, we acquired substantially all of the assets used to operate the major port distribution facility located at the Fairless Industrial Park in Bucks County, Pennsylvania. Located on the bend of the Delaware River below Trenton, New Jersey, the terminal is referred to as our Kinder Morgan Fairless Hills terminal. It is the largest port on the East Coast for the handling of semi-finished steel slabs. The facility also handles other types of specialized cargo that caters to the construction industry and service centers that use steel sheet and plate. The port has four ship berths with a total length of 2,200 feet and a maximum draft of 38.5 feet. It contains two mobile harbor cranes and is served by connections to two Class I rail lines: CSX and Norfolk Southern.

    Our Pinney Dock terminal is located in Ashtabula, Ohio along Lake Erie. It handles iron ore, titanium ore, magnetite and other aggregates. Pinney Dock has six docks with 15,000 feet of vessel berthing space, 200 acres of outside storage space, 400,000 feet of warehouse space and two 45-ton gantry cranes.

    Our Chesapeake Bay bulk terminal facility is located at Sparrows Point, Maryland. It offers stevedoring services, storage, and rail, ground, or water transportation for products such as coal, petroleum coke, iron and steel slag, and other mineral products. It offers both warehouse and approximately 100 acres of open storage.

    Our Milwaukee and Dakota dry-bulk commodity facilities are located in Milwaukee, Wisconsin and St. Paul, Minnesota, respectively. The Milwaukee terminal is located on 34 acres of property leased from the Port of Milwaukee. Its major cargoes are coal and bulk de-icing salt. The Dakota terminal is on 55 acres in St. Paul and primarily handles salt and grain products. In the fourth quarter of 2004, we completed the construction of a $19 million cement loading facility at the Dakota terminal. The loading facility was built for unloading cement from barges and railcars, conveying and storing product, and loading and weighing trucks and railcars. It covers nearly nine acres and can handle approximately 400,000 tons of cement each year.

    Competition. Our petroleum coke and other bulk terminals compete with numerous independent terminal operators, other terminals owned by oil companies and other industrials opting not to outsource terminal services. Many of our other bulk terminals were constructed pursuant to long-term contracts for specific customers. As a result, we believe other terminal operators would face a significant disadvantage in competing for this business. Our Cora and Grand Rivers coal terminals compete with two third-party coal terminals that also serve the Midwest United States. While our Cora and Grand Rivers terminals are modern high capacity coal terminals, some volume is diverted to these third-party terminals by the Tennessee Valley Authority in order to promote increased competition. Our Pier IX terminal competes primarily with two modern coal terminals located in the same Virginian port complex as our Pier IX terminal.

    Materials Services (rail transloading)

    Our materials services operations primarily include the rail-transloading operations owned by Kinder Morgan Materials Services LLC, referred to as KMMS. KMMS operates approximately 50 rail transloading facilities, of which 47 are located east of the Mississippi River. The CSX, Norfolk Southern, Union Pacific, Kansas City Southern and A&W railroads provide rail service for these terminal facilities. Approximately 50% of the products handled by KMMS are liquids, including an entire spectrum of liquid chemicals, and 50% are dry bulk products. Many of the facilities are equipped for bi-modal operation (rail-to-truck, and truck-to-rail). KMMS also designs and builds transloading facilities, performs inventory management services, and provides value-added services such as blending, heating and sparging. In 2005, and our materials services region handled approximately 73,000 railcars.

Major Customers

    Our total operating revenues are derived from a wide customer base. For the year ended December 31, 2005, no revenues from transactions with a single external customer accounted for 10% or more of our total consolidated revenues. For each of the years ended December 31, 2004 and 2003, only one customer accounted for more than 10% of our total consolidated revenues. Total transactions with CenterPoint Energy accounted for 14.3% of our total consolidated revenues during 2004 and 16.8% of our total consolidated revenues during 2003. The high percentage of our total revenues attributable to CenterPoint Energy in both 2004 and 2003 related to the merchant activity of our Texas intrastate natural gas pipeline group, which both buys and sells significant volumes of natural gas within the State of Texas. As a result, both our total consolidated revenues and our total consolidated purchases (cost of sales) increase considerably due to the inclusion of the cost of gas in both financial statement line items. However, these higher revenues and higher purchased gas costs do not necessarily translate into increased margins in comparison to those situations in which we charge a fee to transport gas owned by others. We do not believe that a loss of revenues from any single customer would have a material adverse effect on our business, financial position, results of operations or cash flows.

Regulation

    Interstate Common Carrier Pipeline Rate Regulation

    Some of our pipelines are interstate common carrier pipelines, subject to regulation by the Federal Energy Regulatory Commission under the Interstate Commerce Act, or ICA. The ICA requires that we maintain our tariffs on file with the FERC, which tariffs set forth the rates we charge for providing transportation services on our interstate common carrier pipelines as well as the rules and regulations governing these services. The ICA requires, among other things, that such rates on interstate common carrier pipelines be "just and reasonable" and nondiscriminatory. The ICA permits interested persons to challenge newly proposed or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff collected during the pendency of the investigation. The FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint.

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

    During the first quarter of 2003, the FERC made a significant positive adjustment to the index which petroleum products pipelines use to adjust their regulated tariffs for inflation. The former index used percent growth in the producer price index for finished goods, and then subtracted one percent. The new index eliminated the one percent reduction. As a result, we filed for indexed rate adjustments on a number of our petroleum products pipelines and realized benefits from the new index beginning in the second quarter of 2003. Rate adjustments pursuant to the revised index were made on a number of pipeline systems in 2004 and 2005. The FERC is currently reviewing the existing indexing methodology for use in 2007 and beyond.

    Both the performance of and rates charged by companies performing interstate natural gas transportation and storage services are regulated by the FERC under the Natural Gas Act of 1938 and, to a lesser extent, the Natural Gas Policy Act of 1978. Beginning in the mid-1980's, the FERC initiated a number of regulatory changes intended to create a more competitive environment in the natural gas marketplace. Among the most important of these changes were:

     * Order No. 436 (1985) requiring open-access, nondiscriminatory transportation of natural gas;

     * Order No. 497 (1988) which set forth new standards and guidelines imposing certain constraints on the interaction between interstate natural gas pipelines and their marketing affiliates and imposing certain disclosure requirements regarding that interaction; and

     * Order No. 636 (1992) which required interstate natural gas pipelines that perform open-access transportation under blanket certificates to "unbundle" or separate their traditional merchant sales services from their transportation and storage services and to provide comparable transportation and storage services with respect to all natural gas supplies whether purchased from the pipeline or from other merchants such as marketers or producers.

    Natural gas pipelines must now separately state the applicable rates for each unbundled service they provide (i.e., for the natural gas commodity, transportation and storage). Order 636 contains a number of procedures designed to increase competition in the interstate natural gas industry, including:

     *    requiring the unbundling of sales services from other services;

     * permitting holders of firm capacity on interstate natural gas pipelines to release all or a part of their capacity for resale by the pipeline; and

     * the issuance of blanket sales certificates to interstate pipelines for unbundled services.

    Order 636 has been affirmed in all material respects upon judicial review, and our own FERC orders approving our unbundling plans are final and not subject to any pending judicial review.

    On November 25, 2003, the FERC issued Order No. 2004, adopting revised Standards of Conduct that apply uniformly to interstate natural gas pipelines and public utilities. In light of the changing structure of the energy industry, these Standards of Conduct govern relationships between regulated interstate natural gas pipelines and all of their energy affiliates. These new Standards of Conduct were designed to eliminate the loophole in the previous regulations that did not cover an interstate natural gas pipeline's relationship with energy affiliates that are not marketers. The rule is designed to prevent interstate natural gas pipelines from giving an undue preference to any of their energy affiliates and to ensure that transmission is provided on a nondiscriminatory basis. In addition, unlike the prior regulations, these requirements apply even if the energy affiliate is not a customer of its affiliated interstate pipeline. The effective date of Order No. 2004 was September 22, 2004. Our interstate natural gas pipelines have implemented compliance with these Standards of Conduct. Please refer to Note 17 to our consolidated financial statements included elsewhere in this report for additional information regarding FERC Order No. 2004 and other Standards of Conduct rulemaking.

    On August 8, 2005, Congress enacted the Energy Policy Act of 2005. The Energy Policy Act, among other things, amended the Natural Gas Act to prohibit market manipulation by any entity, directed the FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce, and significantly increased the penalties for violations of the Natural Gas Act, the Natural Gas Policy Act of 1978, or FERC rules, regulations or orders thereunder.

    California Public Utilities Commission Rate Regulation

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

    Safety Regulation

    Our interstate pipelines are subject to regulation by the United States Department of Transportation and our intrastate pipelines and other operations are subject to comparable state regulations with respect to their design, installation, testing, construction, operation, replacement and management. We must permit access to and copying of records, and make certain reports and provide information as required by the Secretary of Transportation. Comparable regulation exists in some states in which we conduct pipeline operations. In addition, our truck and terminal loading facilities are subject to U.S. DOT regulations dealing with the transportation of hazardous materials by motor vehicles and railcars. We believe that we are in substantial compliance with U.S. DOT and comparable state regulations.

    The Pipeline Safety Improvement Act of 2002 provides guidelines in the areas of testing, education, training and communication. The Pipeline Safety Act requires pipeline companies to perform integrity tests on natural gas transmission pipelines that exist in high population density areas that are designated as High Consequence Areas. Pipeline companies are required to perform the integrity tests within ten years of the date of enactment and must perform subsequent integrity tests on a seven year cycle. At least 50% of the highest risk segments must be tested within five years of the enactment date. The risk ratings are based on numerous factors, including the population density in the geographic regions served by a particular pipeline, as well as the age and condition of the pipeline and its protective coating. Testing consists of hydrostatic testing, internal magnetic flux or ultrasonic testing, or direct assessment of the piping. In addition to the pipeline integrity tests, pipeline companies must implement a qualification program to make certain that employees are properly trained, and the U.S. DOT has approved our qualification program. We believe that we are in substantial compliance with this law's requirements and have integrated appropriate aspects of this pipeline safety law into our internal Operator Qualification Program. A similar integrity management rule for refined petroleum products pipelines became effective May 29, 2001. All baseline assessments for products pipelines must be completed by March 31, 2008. We expect to meet the required deadlines for both our natural gas and refined petroleum products pipelines.

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

    State and Local Regulation

    Our activities are subject to various state and local laws and regulations, as well as orders of regulatory bodies, governing a wide variety of matters, including marketing, production, pricing, pollution, protection of the environment, and safety.

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

    Environmental laws and regulations have changed substantially and rapidly over the last 35 years, and we anticipate that there will be continuing changes. One trend in environmental regulation is to increase reporting obligations and place more restrictions and limitations on activities, such as emissions of pollutants, generation and disposal of wastes and use, storage and handling of chemical substances that may impact human health and safety or the environment. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for us and other similar businesses throughout the United States. It is possible that the costs of compliance with environmental laws and regulations may continue to increase. We will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly, but there can be no assurance that we will identify and properly anticipate each such change, or that our efforts will prevent material costs, if any, from arising.

    We are currently involved in environmentally related legal proceedings and clean up activities. Although no assurance can be given, we believe that the ultimate resolution of all these environmental matters will not have a material adverse effect on our business, financial position or results of operations. We have accrued an environmental reserve in the amount of $51.2 million as of December 31, 2005. Our reserve estimates range in value from approximately $51.2 million to approximately $88.3 million, and we have recorded a liability equal to the low end of the range. For additional information related to environmental matters, see Note 16 to our consolidated financial statements included elsewhere in this report.

    Solid Waste

    We own numerous properties that have been used for many years for the production of crude oil, natural gas and carbon dioxide, the transportation and storage of refined petroleum products and natural gas liquids and the handling and storage of coal and other liquid and bulk materials. Virtually all of these properties were owned by others before us. Solid waste disposal practices within the petroleum industry have changed over the years with the passage and implementation of various environmental laws and regulations. Hydrocarbons and other solid wastes may have been disposed of in, on or under various properties owned by us during the operating history of the facilities located on such properties. Virtually all of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other solid wastes was not under our control. In such cases, hydrocarbons and other solid wastes could migrate from the facilities and have an adverse effect on soils and groundwater. We maintain a reserve to account for the costs of cleanup at sites known to have surface or subsurface contamination requiring response action.

    We generate both hazardous and non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act and comparable state statutes. From time to time, state regulators and the United States Environmental Protection Agency consider the adoption of stricter disposal standards for non-hazardous waste. Furthermore, it is possible that some wastes that are currently classified as non-hazardous, which could include wastes currently generated during pipeline or liquids or bulk terminal operations, may in the future be designated as "hazardous wastes." Hazardous wastes are subject to more rigorous and costly disposal requirements than non-hazardous wastes. Such changes in the regulations may result in additional capital expenditures or operating expenses for us.

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

    Due to the broad scope and complexity of the issues involved and the resultant complexity and nature of the regulations, full development and implementation of many Clean Air Act regulations by the U.S. EPA and/or various state and local regulators have been delayed. Therefore, until such time as the new Clean Air Act requirements are implemented, we are unable to fully estimate the effect on earnings or operations or the amount and timing of such required capital expenditures. At this time, however, we do not believe that we will be materially adversely affected by any such requirements.

    Clean Water Act

    Our operations can result in the discharge of pollutants. The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws impose restrictions and controls regarding the discharge of pollutants into state waters or waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by applicable federal or state authorities. The Oil Pollution Act was enacted in 1990 and amends provisions of the Clean Water Act as they pertain to prevention and response to oil spills. Spill prevention control and countermeasure requirements of the Clean Water Act and some state laws require containment and similar structures to help prevent contamination of navigable waters in the event of an overflow or release. We believe we are in substantial compliance with these laws.

    EPA Fuel Specifications/Gasoline Volatility Restrictions

    In order to control air pollution in the United States, the U.S. EPA has adopted regulations that require the vapor pressure of motor gasoline sold in the United States to be reduced from May through mid-September of each year. These regulations mandated vapor pressure reductions beginning in 1989, with more stringent restrictions beginning in 1992. States may impose additional volatility restrictions. The regulations have had a substantial effect on the market price and demand for normal butane, and to some extent isobutane, in the United States. Gasoline manufacturers use butanes in the production of motor gasolines. Since normal butane is highly volatile, it is now less desirable for use in blended gasolines sold during the summer months. Although the U.S. EPA regulations have reduced demand and may have contributed to a significant decrease in prices for normal butane, low normal butane prices have not impacted our pipeline business in the same way they would impact a business with commodity price risk. The U.S. EPA regulations have presented the opportunity for additional transportation services on portions of our liquids pipeline systems, for example, our North System. In the summer of 1991, our North System began long-haul transportation of refinery grade normal butane produced in the Chicago area to the Bushton, Kansas area for storage and subsequent transportation north from Bushton during the winter gasoline blending season. That service continues, and we also provide transportation and storage of butane from the Chicago area back to Bushton during the summer season.

    Methyl Tertiary-Butyl Ether

    Methyl tertiary-butyl ether (MTBE) is used as an additive in gasoline. It is manufactured by chemically combining a portion of petrochemical production with purchased methanol. Due to environmental and health concerns, California mandated the elimination of MTBE from gasoline by January 1, 2004. A number of other states are making moves to ban MTBE also. Although various drafts of The Energy Policy Act of 2005 provided for the gradual phase out of the use of MTBE, the final bill did not include that provision. Instead, the Act eliminates the oxygenate requirement for reformulated gasoline but does not ban the use of MTBE. So, it is likely that the use of MTBE will be phased out through state bans and voluntary shifts to different formulations of gasoline by the refiners.

    In California and other states, MTBE-blended gasoline has been banned from use or may be replaced by an ethanol blend. However, due to the lack of dedicated pipelines, ethanol cannot be shipped through pipelines and therefore, we have realized some reduction in California gasoline volumes transported by our Pacific operations' pipelines. However, the conversion from MTBE to ethanol in California has resulted in an increase in ethanol blending services at many of our refined petroleum product terminal facilities, and the fees we earn for new ethanol-related services at our terminals more than offset the reduction in pipeline transportation fees. Furthermore, we have aggressively pursued additional ethanol opportunities in other states where MTBE has been banned or where our customers have decided not to market MTBE gasoline.

    Our role in conjunction with ethanol is proving beneficial to our various business segments as follows:

    * our Products Pipelines' terminals are blending ethanol because unlike MTBE, it cannot flow through pipelines;

    * our Natural Gas Pipelines segment is delivering natural gas through our pipelines to service new ethanol plants that are being constructed in the Midwest (natural gas is the feedstock for ethanol plants); and

    * our Terminals segment is entering into liquid storage agreements for ethanol around the country, in such areas as Houston, Nebraska and on the East Coast.

Other

    We do not have any employees. KMGP Services Company, Inc. and Kinder Morgan, Inc. employ all persons necessary for the operation of our business. Generally, we reimburse KMGP Services Company, Inc. and Kinder

Morgan, Inc. for the services of their employees. As of December 31, 2005, KMGP Services Company, Inc. and Kinder Morgan, Inc. had, in the aggregate, approximately 8,481 full-time employees. Approximately 2,144 full-time hourly personnel at certain terminals and pipelines are represented by labor unions under collective bargaining agreements that expire between 2006 and 2010. KMGP Services Company, Inc. and Kinder Morgan, Inc. consider relations with their employees to be good. For more information on our related party transactions, see Note 12 of the notes to our consolidated financial statements included elsewhere in this report.

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

    We believe that we have generally satisfactory title to the properties we own and use in our businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions which do not materially detract from the value of such property or the interests in those properties or the use of such properties in our businesses. We generally do not own the land on which our pipelines are constructed. Instead, we obtain the right to construct and operate the pipelines on other people's land for a period of time. In addition, amounts we have spent during 2005, 2004 and 2003 on research and development activities were not material.

(d) Financial Information about Geographic Areas

    The amount of our assets and operations that are located outside of the continental United States of America are not material.

(e) Available Information

    We make available free of charge on or through our Internet website, at www.kindermorgan.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.


Item 1A.  Risk Factors.

    You should carefully consider the risks described below, in addition to the other information contained in this document. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations. There are also risks associated with being an owner of common units in a partnership that are different than being an owner of common stock in a corporation. Investors in our common units must be aware that realizations of any of those risks could result in a decline in the trading price of our common units, and they might lose all or part of their investment.

    Further, we are well-aware of the general uncertainty associated with the current world economic and political environments in which we exist and we recognize that we are not immune to the fact that our financial performance is impacted by overall marketplace spending and demand. We are continuing to assess the effect that terrorism would have on our businesses and in response, we have increased security with respect to our assets. Recent federal legislation provides an insurance framework that should cause current insurers to continue to provide sabotage and terrorism coverage under standard property insurance policies. Nonetheless, there is no assurance that adequate sabotage and terrorism insurance will be available at reasonable rates throughout 2006. Currently, we do not believe that the increased cost associated with these measures will have a material effect on our operating results.

    Risks Related to our Business

    Pending Federal Energy Regulatory Commission and California Public Utilities Commission proceedings seek substantial refunds and reductions in tariff rates on some of our pipelines. If the proceedings are determined adversely, they could have a material adverse impact on us. Regulators and shippers on our pipelines have rights to challenge the rates we charge under certain circumstances prescribed by applicable regulations. Some shippers on our pipelines have filed complaints with the Federal Energy Regulatory Commission and California Public Utilities Commission that seek substantial refunds for alleged overcharges during the years in question and prospective reductions in the tariff rates on our Pacific operations' pipeline system. We may face challenges, similar to those described in Note 16 to our consolidated financial statements included elsewhere in this report, to the rates we receive on our pipelines in the future. Any successful challenge could adversely affect our future earnings and cash flows.

    Proposed rulemaking by the Federal Energy Regulatory Commission or other regulatory agencies having jurisdiction over our operations could adversely impact our income and operations. New laws or regulations or different interpretations of existing laws or regulations applicable to our assets could have a negative impact on our business, financial condition and results of operations.

    Increased regulatory requirements relating to the integrity of our pipelines will require us to spend additional money to comply with these requirements. Through our regulated pipeline subsidiaries, we are subject to extensive laws and regulations related to pipeline integrity. There are, for example, federal legislation guidelines for the U.S. Department of Transportation and pipeline companies in the areas of testing, education, training and communication. Compliance with laws and regulations require significant expenditures. We have increased and may need to further increase our capital expenditures to address these matters. Additional laws and regulations that may be enacted in the future or a new interpretation of existing laws and regulations could significantly increase the amount of these expenditures.

    Our rapid growth may cause difficulties integrating new operations, and we may not be able to achieve the expected benefits from any future acquisitions. Part of our business strategy includes acquiring additional businesses that will allow us to increase distributions to our unitholders. If we do not successfully integrate acquisitions, we may not realize anticipated operating advantages and cost savings. The integration of companies that have previously operated separately involves a number of risks, including:

    * demands on management related to the increase in our size after an acquisition;

    * the diversion of our management's attention from the management of daily operations;

    * difficulties in implementing or unanticipated costs of accounting, estimating, reporting and other systems;

    *   difficulties in the assimilation and retention of necessary employees;
        and

    *   potential adverse effects on operating results.

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

    Our acquisition strategy and expansion programs require access to new capital. Tightened credit markets or more expensive capital would impair our ability to grow. Part of our business strategy includes acquiring additional businesses that will allow us to increase distributions to our unitholders. During the period from December 31, 1996 to December 31, 2005, we made a significant number of acquisitions that increased our asset base over 39 times and increased our net income over 68 times. We regularly consider and enter into discussions regarding potential acquisitions and are currently contemplating potential acquisitions. These transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets and operations. We may need new capital to finance these acquisitions. Limitations on our access to capital will impair our ability to execute this strategy. We normally fund acquisitions with short term debt and repay such debt through the issuance of equity and long-term debt. An inability to access the capital markets may result in a substantial increase in our leverage and have a detrimental impact on our credit profile.

    One of the factors that increases our attractiveness to investors, and as a result may make it easier for us to access the capital markets, is the fact that distributions to our partners are not subject to the double taxation that shareholders in corporations may experience with respect to dividends that they receive. Tax legislation, beginning with The Jobs and Growth Tax Relief Reconciliation Act of 2003, has generally reduced the maximum tax rate on dividends paid by corporations to individuals. The maximum federal income tax rate on qualified dividends paid by corporations to individuals was 15% in 2005 and, for taxpayers in the 10% and 15% ordinary income tax brackets, 5% in 2005 through 2007 and zero in 2008. The maximum federal income tax rate on net long term capital gains for individuals was 15% in 2005 and, for taxpayers in the 10% and 15% ordinary income tax brackets, 5% in 2005 through 2007 and zero in 2008. The differences in the tax rates may cause some investments in corporations to be more attractive to individual investors than they used to be when compared to an investment in partnerships, thereby exerting downward pressure on the market price of our common units and potentially making it more difficult for us to access the capital markets.

    Environmental regulation could result in increased operating and capital costs for us. Our business operations are subject to federal, state and local, and some foreign laws and regulations relating to environmental protection. For example, if an accidental leak, release or spill of liquid petroleum products, chemicals or other products occurs from our pipelines or at our storage facilities, we may experience significant operational disruptions and we may have to pay a significant amount to clean up the leak, release or spill or pay for government penalties, address natural resource damage, compensate for human exposure or property damage, or a combination of these measures. The resulting costs and liabilities could negatively affect our level of cash flow. In addition, emission controls required under the Federal Clean Air Act and other similar federal and state laws could require significant capital expenditures at our facilities. The impact on us of U.S. EPA standards or future environmental measures could increase our costs significantly if environmental laws and regulations become stricter.

    In addition, our oil and gas development and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. These laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, we are subject to laws and regulations regarding the acquisition of permits before drilling, restrictions on drilling activities in restricted areas, emissions into the environment, water discharges, and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. The costs of environmental regulation are already significant, and additional or more stringent regulation could increase these costs or could otherwise negatively affect our business.

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

    The development of oil and gas properties involves risks that may result in a total loss of investment. The business of developing and operating oil and gas properties involves a high degree of business and financial risk that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Acquisition and development decisions generally are based on subjective judgments and assumptions that are speculative. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, a successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational, or market-related factors, including, but not limited to, unusual or unexpected geological formations, pressures, equipment failures or accidents, fires, explosions, blowouts, cratering, pollution and other environmental risks, shortages or delays in the availability of drilling rigs and the delivery of equipment, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well, or otherwise prevent a property or well from being profitable. A productive well may become uneconomic in the event water or other deleterious substances are encountered, which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances.

    The volatility of natural gas and oil prices could have a material adverse effect on our business. The revenues, profitability and future growth of our CO2 business segment and the carrying value of our oil and natural gas properties depend to a large degree on prevailing oil and gas prices. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and natural gas, uncertainties within the market and a variety of other factors beyond our control. These factors include, weather conditions and events such as hurricanes in the United States; the condition of the United States economy; the activities of the Organization of Petroleum Exporting Countries; governmental regulation; political stability in the Middle East and elsewhere; the foreign supply of oil and natural gas; the price of foreign imports; and the availability of alternative fuel sources.

    A sharp decline in the price of natural gas or oil prices would result in a commensurate reduction in our revenues, income and cash flows from the production of oil and natural gas and could have a material adverse effect on the carrying value of our proved reserves. In the event prices fall substantially, we may not be able to realize a profit from our production and would operate at a loss. In recent decades, there have been periods of both worldwide overproduction and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for, crude oil and natural gas. The excess or short supply of crude oil or natural gas has placed pressures on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand.

    Our use of hedging arrangements could result in financial losses or reduce our income. We currently engage in hedging arrangements to reduce our exposure to fluctuations in the prices of oil and natural gas. These hedging arrangements expose us to risk of financial loss in some circumstances, including when production is less than expected, when the counter-party to the hedging contract defaults on its contract obligations, or when there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices received. In addition, these hedging arrangements may limit the benefit we would otherwise receive from increases in prices for oil and natural gas.

    The accounting standards regarding hedge accounting are very complex, and even when we engage in hedging transactions (for example, to mitigate our exposure to fluctuations in commodity prices or to balance our exposure to fixed and floating interest rates) that are effective economically, these transactions may not be considered effective for accounting purposes. Accordingly, our financial statements may reflect some volatility due to these hedges, even when there is no underlying economic impact at that point. In addition, it is not always possible for us to engage in a hedging transaction that completely mitigates our exposure to commodity prices. Our financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge.

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

    Whether we have the power of eminent domain for our pipelines varies from state to state depending upon the type of pipeline--petroleum liquids, natural gas or carbon dioxide--and the laws of the particular state. Our inability to exercise the power of eminent domain could negatively affect our business if we were to lose the right to use or occupy the property on which our pipelines are located. For the year ended December 31, 2005, all of our right-of-way related expenses totaled $14.1 million.

    Our debt instruments may limit our financial flexibility and increase our financing costs. The instruments governing our debt contain restrictive covenants that may prevent us from engaging in certain transactions that we deem beneficial and that may be beneficial to us. The agreements governing our debt generally require us to comply with various affirmative and negative covenants, including the maintenance of certain financial ratios and restrictions on:

    *  incurring additional debt;

    *  entering into mergers, consolidations and sales of assets;

    *  granting liens; and

    *  entering into sale-leaseback transactions.

    The instruments governing any future debt may contain similar or more restrictive restrictions. Our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be restricted.

    If interest rates increase, our earnings could be adversely affected. As of December 31, 2005, we had approximately $2.8 billion of debt, excluding market value of interest rate swaps, subject to variable interest rates. This amount included $2.1 billion of long-term fixed rate debt converted to variable rate debt through the use of interest rate swaps. Should interest rates increase significantly, our earnings could be adversely affected.

    Current or future distressed financial condition of customers could have an adverse impact on us in the event these customers are unable to pay us for the services we provide. Some of our customers are experiencing severe financial problems, and other customers may experience severe financial problems in the future. The bankruptcy of one or more of them, or some other similar proceeding or liquidity constraint might make it unlikely that we would be able to collect all or a significant portion of amounts owed by the distressed entity or entities. In addition, such events might force such customers to reduce or curtail their future use of our products and services, which could have a material adverse effect on our results of operations and financial condition.

    The interests of KMI may differ from our interests and the interests of our unitholders. KMI indirectly owns all of the stock of our general partner and elects all of its directors. Our general partner owns all of KMR's voting shares and elects all of its directors. Furthermore, some of KMR's directors and officers are also directors and officers of KMI and our general partner and have fiduciary duties to manage the businesses of KMI in a manner that may not be in the best interests of our unitholders. KMI has a number of interests that differ from the interests of our unitholders. As a result, there is a risk that important business decisions will not be made in the best interests of our unitholders.

Risks Related to Our Common Units

    Common unitholders have limited voting rights and limited control. Holders of common units have only limited voting rights on matters affecting us. Our general partner manages partnership activities. Under a delegation of control agreement, our general partner has delegated the management and control of our and our subsidiaries' business and affairs to KMR. Holders of common units have no right to elect the general partner on an annual or other ongoing basis. If the general partner withdraws, however, its successor may be elected by the holders of a majority of the outstanding common units (excluding units owned by the departing general partner and its affiliates).

    The limited partners may remove the general partner only if:

    * the holders of at least 66 2/3% of the outstanding common units, excluding common units owned by the departing general partner and its affiliates, vote to remove the general partner;

    * a successor general partner is approved by at least 66 2/3% of the outstanding common units, excluding common units owned by the departing general partner and its affiliates; and

    * we receive an opinion of counsel opining that the removal would not result in the loss of limited liability to any limited partner, or the limited partner of an operating partnership, or cause us or the operating partnership to be taxed other than as a partnership for federal income tax purposes.

    A person or group owning 20% or more of the common units cannot vote. Any common units held by a person or group that owns 20% or more of the common units cannot be voted. This limitation does not apply to the general partner and its affiliates. This provision may:

    * discourage a person or group from attempting to remove the general partner or otherwise change management; and

    * reduce the price at which the common units will trade under certain circumstances. For example, a third party will probably not attempt to take over our management by making a tender offer for the common units at a price above their trading market price without removing the general partner and substituting an affiliate of its own.

    The general partner's liability to us and our unitholders may be limited. Our partnership agreement contains language limiting the liability of the general partner to us or the holders of common units. For example, our partnership agreement provides that:

    * the general partner does not breach any duty to us or the holders of common units by borrowing funds or approving any borrowing. The general partner is protected even if the purpose or effect of the borrowing is to increase incentive distributions to the general partner;

    * the general partner does not breach any duty to us or the holders of common units by taking any actions consistent with the standards of reasonable discretion outlined in the definitions of available cash and cash from operations contained in our partnership agreement; and

    * the general partner does not breach any standard of care or duty by resolving conflicts of interest unless the general partner acts in bad faith.

    Unitholders may have liability to repay distributions. Unitholders will not be liable for assessments in addition to their initial capital investment in the common units. Under certain circumstances, however, holders of common units may have to repay us amounts wrongfully returned or distributed to them. Under Delaware law, we may not make a distribution to unitholders if the distribution causes our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and non-recourse liabilities are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that for a period of three years from the date of such a distribution, a limited partner who receives the distribution and knew at the time of the distribution that the distribution violated Delaware law will be liable to the limited partnership for the distribution amount. Under Delaware law, an assignee who becomes a substituted limited partner of a limited partnership is liable for the obligations of the assignor to make contributions to the partnership. However, such an assignee is not obligated for liabilities unknown to the assignee at the time the assignee became a limited partner if the liabilities could not be determined from the partnership agreement.

    Unitholders may be liable if we have not complied with state partnership law. We conduct our business in a number of states. In some of those states the limitations on the liability of limited partners for the obligations of a limited partnership have not been clearly established. The unitholders might be held liable for the partnership's obligations as if they were a general partner if:

    * a court or government agency determined that we were conducting business in the state but had not complied with the state's partnership statute; or

    * unitholders' rights to act together to remove or replace the general partner or take other actions under our partnership agreement constitute "control" of our business.

    The general partner may buy out minority unitholders if it owns 80% of the units. If at any time the general partner and its affiliates own 80% or more of the issued and outstanding common units, the general partner will have the right to purchase all, and only all, of the remaining common units. Because of this right, a unitholder will have to sell its common units at a time or price that may be undesirable. The purchase price for such a purchase will be the greater of:

    * the 20-day average trading price for the common units as of the date five days prior to the date the notice of purchase is mailed; or

    * the highest purchase price paid by the general partner or its affiliates to acquire common units during the prior 90 days.

    The general partner can assign this right to its affiliates or to the partnership.

    We may sell additional limited partner interests, diluting existing interests of unitholders. Our partnership agreement allows the general partner to cause us to issue additional common units and other equity securities. When we issue additional equity securities, including additional i-units to KMR when it issues additional shares, unitholders' proportionate partnership interest in us will decrease. Such an issuance could negatively affect the amount of cash distributed to unitholders and the market price of common units. Issuance of additional common units will also diminish the relative voting strength of the previously outstanding common units. Our partnership agreement does not limit the total number of common units or other equity securities we may issue.

    The general partner can protect itself against dilution. Whenever we issue equity securities to any person other than the general partner and its affiliates, the general partner has the right to purchase additional limited partnership interests on the same terms.
 This allows the general partner to maintain its proportionate partnership interest in us. No other unitholder has a similar right. Therefore, only the general partner may protect itself against dilution caused by issuance of additional equity securities.

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

    We could be treated as a corporation for United States income tax purposes. Our treatment as a corporation would substantially reduce the cash distributions on the common units that we distribute quarterly. The anticipated benefit of an investment in our common units depends largely on our treatment as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service on this or any other matter affecting us. Current law requires us to derive at least 90% of our annual gross income from specific activities to continue to be treated as a partnership for federal income tax purposes. We may not find it possible, regardless of our efforts, to meet this income requirement or may inadvertently fail to meet this income requirement. Current law may change so as to cause us to be treated as a corporation for federal income tax purposes without regard to our sources of income or otherwise subject us to entity-level taxation.

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

Risks Related to Ownership of Our Common Units if We or KMI Default on Debt

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

    There is the potential for a change of control if KMI defaults on debt. KMI owns all of the outstanding capital stock of the general partner. KMI has significant operations which provide cash independent of dividends that KMI receives from the general partner. Nevertheless, if KMI defaults on its debt, its lenders could acquire control of the general partner.


Item 1B.  Unresolved Staff Comments.

         None.


Item 3.  Legal Proceedings.

    See Note 16 of the notes to our consolidated financial statements included elsewhere in this report.


Item 4.  Submission of Matters to a Vote of Security Holders.

    There were no matters submitted to a vote of our unitholders during the fourth quarter of 2005.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

    The following table sets forth, for the periods indicated, the high and low sale prices per common unit, as reported on the New York Stock Exchange, the principal market in which our common units are traded, the amount of cash distributions declared per common and Class B unit, and the fractional i-unit distribution declared per i-unit.

                            Price Range
                                                 Cash            i-unit
                          High       Low    Distributions    Distributions
                         -------   -------  -------------    -------------
2005
First Quarter            $ 47.55   $ 42.77    $ 0.7600         0.017482
Second Quarter             51.49     45.22      0.7800         0.016210
Third Quarter.             55.20     49.72      0.7900         0.016360
Fourth Quarter             53.56     47.21      0.8000         0.017217

2004
First Quarter            $ 49.12   $ 43.50    $ 0.6900         0.017412
Second Quarter             45.39     37.65      0.7100         0.018039
Third Quarter.             46.85     40.60      0.7300         0.017892
Fourth Quarter             47.70     42.75      0.7400         0.017651

    All of the information is for distributions declared with respect to that quarter. The declared distributions were paid within 45 days after the end of the quarter. We currently expect that we will continue to pay comparable cash and i-unit distributions in the future assuming no adverse change in our operations, economic conditions and other factors. However, no assurance can be given that we will be able to achieve this level of distribution, and our expectation does not take into account any transportation rate reductions or capital costs associated with financing the payment of reparations sought by shippers on our Pacific operations' interstate pipelines.

    As of February 3, 2006, there were approximately 187,000 beneficial owners of our common units, one holder of our Class B units and one holder of our i-units.

    For information on our equity compensation plans, see Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters--Equity Compensation Plan Information".

    We did not sell any units that were not registered under the Securities Act of 1933 during 2005, other than sales that were previously reported in a Form 10-Q or Form 8-K during 2005. We did not repurchase any units during the fourth quarter of 2005.

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

                                                                             Year Ended December 31,
                                                        ----------------------------------------------------------------
                                                           2005(5)       2004(6)      2003(7)      2002(8)      2001(9)
                                                        ------------  -----------  -----------  -----------  -----------
                                                                 (In thousands, except per unit and ratio data)
Income and Cash Flow Data:
Revenues............................................    $  9,787,128  $ 7,932,861  $ 6,624,322  $ 4,237,057  $ 2,946,676
Gas purchases and other costs of sales..............       7,167,414    5,767,169    4,880,118    2,704,295    1,657,689
Operations and maintenance..........................         747,363      499,714      397,723      376,479      352,407
Fuel and power......................................         183,458      151,480      108,112       86,413       73,188
Depreciation, depletion and amortization............         349,827      288,626      219,032      172,041      142,077
General and administrative..........................         216,706      170,507      150,435      122,205      113,540
Taxes, other than income taxes......................         108,838       81,369       62,213       51,326       43,947
                                                        ------------  -----------  -----------  -----------  -----------
  Operating income..................................       1,013,522      973,996      806,689      724,298      563,828
Other income/(expense):
Earnings from equity investments....................          91,660       83,190       92,199       89,258       84,834
Amortization of excess cost of equity investments...          (5,644)      (5,575)      (5,575)      (5,575)      (9,011)
Interest, net.......................................        (258,861)    (192,882)    (181,357)    (176,460)    (171,457)
Other, net..........................................           3,273        2,254        7,601        1,698        1,962
Minority interest...................................          (7,262)      (9,679)      (9,054)      (9,559)     (11,440)
Income tax provision................................         (24,461)     (19,726)     (16,631)     (15,283)     (16,373)
                                                        ------------  -----------  -----------  -----------  -----------
  Income before cumulative effect  of a change in
   accounting principle.............................         812,227      831,578      693,872      608,377      442,343
Cumulative effect of a change in accounting principle             --           --        3,465           --           --
                                                        ------------  -----------  -----------  -----------  -----------
  Net income........................................    $    812,227  $   831,578  $   697,337  $   608,377  $   442,343
  Less: General Partner's interest in net income....        (477,300)    (395,092)    (326,524)    (270,816)    (202,095)
                                                        ------------  -----------  -----------  -----------  -----------
  Limited Partners' interest in net income..........    $    334,927  $   436,486  $   370,813  $   337,561  $   240,248
                                                        ============  ===========  ===========  ===========  ===========

Basic and Diluted Limited Partners' Net Income per
unit:
Income before cumulative effect  of a change in
   accounting principle(1)..........................    $       1.58  $      2.22  $      1.98  $      1.96  $      1.56
Cumulative effect of a change in accounting principle             --           --         0.02           --           --
                                                        ------------  -----------  -----------  -----------  -----------
Net income..........................................    $       1.58  $      2.22  $      2.00  $      1.96  $      1.56
                                                        ============  ===========  ===========  ===========  ===========

Per unit cash distribution declared(2)..............    $       3.13  $      2.87  $      2.63  $     2.435  $      2.15
Ratio of earnings to fixed charges(3)...............            3.76         4.91         4.77         4.37         3.56
Additions to property, plant and equipment..........    $    863,056  $   747,262  $   576,979  $   542,235  $   295,088

Balance Sheet Data (at end of period):
Net property, plant and  equipment..................    $  8,864,584  $ 8,168,680  $ 7,091,558  $ 6,244,242  $ 5,082,612
Total assets........................................    $ 11,923,462  $10,552,942  $ 9,139,182  $ 8,353,576  $ 6,732,666
Long-term debt(4)...................................    $  5,220,887  $ 4,722,410  $ 4,316,678  $ 3,659,533  $ 2,237,015
Partners' capital...................................    $  3,613,740  $ 3,896,520  $ 3,510,927  $ 3,415,929  $ 3,159,034
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

(3) For the purpose of computing the ratio of earnings to fixed charges, earnings are defined as income before income taxes and cumulative effect of a change in accounting principle, and before minority interest in consolidated subsidiaries, equity earnings (including amortization of excess cost of equity investments) and unamortized capitalized interest, plus fixed charges and distributed income of equity investees. Fixed charges are defined as the sum of interest on all indebtedness (excluding capitalized interest), amortization of debt issuance costs and that portion of rental expense which we believe to be representative of an interest factor.

(4) Excludes market value of interest rate swaps. Increases (Decreases) to Long-term debt for market value of interest rate swaps totaled $98,469 as of December 31, 2005, $130,153 as of December 31, 2004, $121,464 as of December 31, 2003, $166,956 as of December 31, 2002, and ($5,441) as of December 31,
    2004.

(5) Includes results of operations for the 64.5% interest in the Claytonville unit, the seven bulk terminal operations acquired from Trans-Global Solutions, Inc., the Kinder Morgan Staten Island terminal, the terminal facilities located in Hawesville, Kentucky and Blytheville, Arkansas, General Stevedores, L.P., the North Dayton natural gas storage facility, the Kinder Morgan Blackhawk terminal, the terminal repair shop acquired from Trans-Global Solutions, Inc., and the terminal assets acquired from Allied Terminals, Inc. since effective dates of acquisition. We acquired the 64.5% interest in the Claytonville unit effective January 31, 2005. We acquired the seven bulk terminal operations from Trans-Global Solutions, Inc. effective April 29, 2005. The Kinder Morgan Staten Island terminal, the Hawesville, Kentucky terminal and the Blytheville, Arkansas terminal were each acquired separately in July 2005. We acquired all of the partnership interests in General Stevedores, L.P. effective July 31, 2005. We acquired the North Dayton natural gas storage facility effective August 1, 2005. We acquired the Kinder Morgan Blackhawk terminal in August 2005 and the terminal repair shop in September 2005. We acquired the terminal assets from Allied Terminals, Inc. effective November 4, 2005.

(6) Includes results of operations for the seven refined petroleum products terminals acquired from ExxonMobil, Kinder Morgan Wink Pipeline, L.P., an additional 5% interest in the Cochin Pipeline System, Kinder Morgan River Terminals LLC and its consolidated subsidiaries, TransColorado Gas Transmission Company, interests in nine refined petroleum products terminals acquired from Charter Terminal Company and Charter-Triad Terminals, LLC, and the Kinder Morgan Fairless Hills terminal since effective dates of acquisition. We acquired the seven refined petroleum products terminals from ExxonMobil effective March 9, 2004. We acquired Kinder Morgan Wink Pipeline, L.P. effective August 31, 2004. The additional interest in Cochin was acquired effective October 1, 2004. We acquired Kinder Morgan River Terminals LLC and its consolidated subsidiaries effective October 6, 2004. We acquired TransColorado effective November 1, 2004, the interests in the nine Charter Terminal Company and Charter-Triad Terminals, LLC refined petroleum products terminals effective November 5, 2004, and the Kinder Morgan Fairless Hills terminal effective December 1, 2004.

(7) Includes results of operations for the bulk terminal operations acquired from M.J. Rudolph Corporation, the additional 12.75% interest in the SACROC unit, the five refined petroleum products terminals acquired from Shell, the additional 42.5% interest in the Yates field unit, the crude oil gathering operations surrounding the Yates field unit, an additional 65% interest in the Pecos Carbon Dioxide Company, the remaining approximate 32% interest in MidTex Gas Storage Company, LLP, the seven refined petroleum products terminals acquired from ConocoPhillips and two bulk terminal facilities located in Tampa, Florida since dates of acquisition. We acquired certain bulk terminal operations from M.J. Rudolph effective January 1, 2003. The additional 12.75% interest in SACROC was acquired effective June 1, 2003. The five refined petroleum products terminals were acquired effective October 1, 2003. The additional 42.5% interest in the Yates field unit, the Yates gathering system and the additional 65% interest in Pecos Carbon Dioxide Company were acquired effective November 1, 2003. The additional 32% ownership interest in MidTex was acquired November 1, 2003. The seven refined petroleum products terminals were acquired December 11, 2003, and the two bulk terminal facilities located in Tampa, Florida were acquired effective December 10 and 23, 2003.

(8) Includes results of operations for the additional 10% interest in the Cochin Pipeline System, Kinder Morgan Materials Services LLC (formerly Laser Materials Services LLC), the 66 2/3% interest in International Marine Terminals, Tejas Gas, LLC, Milwaukee Bagging Operations, the remaining 33 1/3% interest in Trailblazer Pipeline Company, the Owensboro Gateway Terminal and IC Terminal Holdings Company and its consolidated subsidiaries since dates of acquisitions. The additional interest in Cochin was acquired effective December 31, 2001. Kinder Morgan Materials Services LLC was acquired effective January 1, 2002. We acquired a 33 1/3% interest in International Marine Terminals effective January 1, 2002 and an additional 33 1/3% interest effective February 1, 2002. Tejas Gas, LLC was acquired effective January 31, 2002. The Milwaukee Bagging Operations were acquired effective May 1, 2002. The remaining interest in Trailblazer was acquired effective May 6, 2002. The Owensboro Gateway Terminal and IC Terminal Holdings Company and its subsidiaries were acquired effective September 1, 2002.

(9) Includes results of operations for the remaining 50% interest in the Colton Processing Facility, Kinder Morgan Texas Pipeline, Casper and Douglas gas gathering assets, 50% interest in Coyote Gas Treating, LLC, 25% interest in Thunder Creek Gas Services, LLC, Central Florida Pipeline LLC, Kinder Morgan Liquids Terminals LLC, Pinney Dock & Transport LLC, CALNEV Pipe Line LLC, 34.8% interest in the Cochin Pipeline System, Vopak terminal LLCs, Boswell terminal assets, Stolt-Nielsen terminal assets and additional gasoline and gas plant interests since dates of acquisition. The remaining interest in the Colton Processing Facility, Kinder Morgan Texas Pipeline, Casper and Douglas gas gathering assets and our interests in Coyote and Thunder Creek were acquired effective December 31, 2000. Central Florida and Kinder Morgan

    Liquids Terminals LLC were acquired January 1, 2001. Pinney Dock was acquired March 1, 2001. CALNEV was acquired March 30, 2001. Our second investment in Cochin, representing a 2.3% interest, was made effective June 20, 2001. Vopak terminal LLCs were acquired July 10, 2001. Boswell terminals were acquired August 31, 2001. Stolt-Nielsen terminals were acquired effective November 8 and 29, 2001, and our additional interests in the Snyder Gasoline Plant and the Diamond M Gas Plant were acquired effective November 14, 2001.

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

    Additional sections in this report which should be helpful to your reading of our discussion and analysis include the following:

    * a description of our business strategy found in Items 1 and 2 "Business and Properties - Business Strategy";

    * a description of developments during 2005, found in Items 1 and 2 "Business and Properties - Recent Developments"; and

    *   a description of risk factors affecting us and our business, found in
        Item 1A "Risk Factors."

    We begin with a discussion of our Critical Accounting Polices and Estimates, those areas that are both very important to the portrayal of our financial condition and results and which require our management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Critical Accounting Policies and Estimates

    Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of our financial statements. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

    In preparing our consolidated financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the fair values used to determine possible asset impairment charges, provisions for uncollectible accounts receivable, exposures under contractual indemnifications and various other recorded or disclosed amounts. However, we believe that certain accounting policies are of more significance in our consolidated financial statement preparation process than others, which policies are discussed following.

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

    In December 2005, after a thorough review of any potential environmental issues that could impact our assets or operations and of our need to correctly record all related environmental contingencies, we recognized a $23.3 million increase in environmental expense associated with environmental liability adjustments. The $23.3 million expense item resulted from the necessity of properly adjusting our environmental expenses and accrued liabilities between our reportable business segments, primarily affecting our Products Pipelines and our Terminals business segments. The $23.3 million increase in environmental expense resulted in a $19.6 million increase in expense to our Products Pipelines business segment, a $3.5 million increase in expense to our Terminals business segment, a $0.3 million increase in expense to our CO2 business segment, and a $0.1 million decrease in expense to our Natural Gas Pipelines business segment. The adjustment included an $8.7 million increase in our estimated environmental receivables and reimbursables and a $32.0 million increase in our overall accrued environmental and related claim liabilities. We included the additional $23.3 million expense within "Operations and maintenance" in our accompanying consolidated statement of income for 2005.

    Similarly, in December 2004, we recognized a $0.2 million increase in environmental expenses and an associated $0.1 million increase in deferred income tax expense resulting from changes to previous estimates. The $0.3 million expense item, including taxes, resulted from the necessity of properly adjusting our environmental expenses, liabilities and receivables between our four reportable business segments. It is the net impact of a $30.6 million increase in expense in our Products Pipelines business segment, a $7.6 million decrease in expense in our Natural Gas Pipelines business segment, a $4.1 million decrease in expense in our CO2 business segment, and an $18.6 million decrease in expense in our Terminals business segment. The adjustment included an $18.9 million increase in our estimated environmental receivables and reimbursables and a $19.1 million increase in our overall accrued environmental and related claim liabilities. We included the additional $0.2 million environmental expense within "Other, net" in our accompanying consolidated statement of income for 2004. For more information on our environmental disclosures, see Note 16 to our consolidated financial statements included elsewhere in this report.

    Legal Matters

    We are subject to litigation and regulatory proceedings as a result of our business operations and transactions. We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from orders, judgments or settlements. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected. We expense legal costs as incurred, and all recorded legal liabilities are revised as better information becomes available.

    SFPP, L.P. is the subsidiary limited partnership that owns our Pacific operations' pipelines, excluding CALNEV Pipe Line LLC. Tariffs charged by our Pacific operations' pipeline systems are subject to certain proceedings at the FERC involving shippers' complaints regarding the interstate rates, as well as practices and the jurisdictional nature of certain facilities and services. Generally, the interstate rates on our Pacific operations' pipeline systems are "grandfathered" under the Energy Policy Act of 1992 unless "substantially changed circumstances" are found to exist. To the extent "substantially changed circumstances" are found to exist, our Pacific operations may be subject to substantial exposure under these FERC complaints and could, therefore owe reparations and/or refunds to complainants as mandated by FERC or the United States' judicial system.

    We recorded an accrual of $105.0 million for an expense attributable to an increase in our reserves related to our rate case liability, and we included this amount within "Operations and maintenance" in our accompanying consolidated statement of income for 2005. The factors we considered when making this additional accrual included: (i) the opinions and views of our legal counsel;
(ii) our experience with reparations and refunds previously paid to complainants and other shippers as required by FERC (in 2003, we paid transportation rate reparation and refund payments in the amount of $44.9 million as mandated by the
FERC); and (iii) the decision of our management as to how we intend to respond to the complaints, which includes the compliance filing we submitted to the FERC on March 7, 2006.

    We estimated, as of December 31, 2003, that shippers' claims for reparations totaled approximately $154 million and that prospective rate reductions would have an aggregate average annual impact of approximately $45 million, with the reparations amount and interest increasing as the timing for implementation of rate reductions and the payment of reparations has extended (estimated at a quarterly increase of approximately $9 million). Based on the December 16, 2005 order, rate reductions will be implemented on May 1, 2006. We now assume that reparations and accrued interest thereon will be paid no earlier than the first quarter of 2007; however, the timing, and nature, of any rate reductions and reparations that may be ordered will likely be affected by the final disposition of the application of the FERC's new policy statement on income tax allowances to our Pacific operations in the FERC Docket Nos. OR92-8 and OR96-2 proceedings. As discussed in the preceding paragraph, we recorded an accrual of $105.0 million for an expense attributable to an increase in our reserves related to our rate case liability. We had previously estimated the combined annual impact of the rate reductions and the payment of reparations sought by shippers would be approximately 15 cents of distributable cash flow per unit. Based on our review of the FERC's December 16 order and the FERC's February 13 order on rehearing, and subject to the ultimate resolution of these issues in our compliance filings and subsequent judicial appeals, we now expect the total annual impact will be less than 15 cents per unit. The actual, partial year impact on 2006 distributable cash flow per unit will likely be closer to 5 cents per unit. For more information on our Pacific operations' regulatory proceedings, see Note 16 to our consolidated financial statements included elsewhere in this report.

    Intangible Assets

    Intangible assets are those assets which provide future economic benefit but have no physical substance. We account for our intangible assets according to the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." These accounting pronouncements introduced the concept of indefinite life intangible assets and provided that all identifiable intangible assets having indefinite useful economic lives, including goodwill, will not be subject to regular periodic amortization. Such assets are not to be amortized until their lives are determined to be finite. Instead, the carrying amount of a recognized intangible asset with an indefinite useful life must be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. We have selected an impairment measurement test date of January 1 of each year, and we have determined that our goodwill was not impaired as of January 1, 2006. As of January 1, 2006, our goodwill was $799.0 million.

    Our remaining intangible assets, excluding goodwill, include lease value, contracts, customer relationships and agreements. These intangible assets have definite lives, are being amortized on a straight-line basis over their estimated useful lives, and are reported separately as "Other intangibles, net" in our accompanying consolidated balance sheets. As of December 31, 2005 and 2004, these intangibles totaled $217.0 million and $15.3 million, respectively.

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

    Our estimation of net recoverable quantities of oil and gas is a highly technical process performed primarily by in-house reservoir engineers and geoscience professionals. Independent oil and gas consultants have reviewed the estimates of proved reserves of crude oil, natural gas and natural gas liquids that we have attributed to our net interest in oil and gas properties as of December 31, 2005.

    Proved reserves are the estimated quantities of oil and gas that geologic and engineering data demonstrates with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimates of proved reserves may change, either positively and negatively, as additional information becomes available and as contractual, economic and political conditions change.

    Hedging Activities

    We engage in a hedging program to mitigate our exposure to fluctuations in commodity prices and to balance our exposure to fixed and floating interest rates, and we believe that these hedges are generally effective in realizing these objectives. However, the accounting standards regarding hedge accounting are very complex, and even when we engage in hedging transactions that are effective economically, these transactions may not be considered effective for accounting purposes. Accordingly, our financial statements may reflect some volatility due to these hedges, even when there is no underlying economic impact at that point. Generally, the financial statement volatility arises from an accounting requirement to recognize changes in values of financial instruments while not concurrently recognizing the values of the underlying transactions being hedged.

    In addition, it is not always possible for us to engage in a hedging transaction that completely mitigates our exposure to commodity prices. For example, when we purchase a commodity at one location and sell it at another, we may be unable to hedge completely our exposure to a differential in the price of the product between these two locations. Even when we cannot enter into a completely effective hedge, we often enter into hedges that are not completely effective in those instances where we believe to do so would be better than not hedging at all. Our financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge.

Results of Operations

    Our business model is built to support two principal components: helping customers by providing energy, bulk commodity and liquid products transportation, storage and distribution; and creating long-term value for our unitholders. To achieve these objectives, we focus on providing fee-based services to customers from a business portfolio consisting of energy-related pipelines, bulk and liquids terminal facilities, and carbon dioxide and petroleum reserves. Our reportable business segments are based on the way our management organizes our enterprise, and each of our four segments represents a component of our enterprise that engages in a separate business activity and for which discrete financial information is available.

    Consolidated

                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                       2005           2004             2003
                                                                  -------------   -------------    -------------
                                                                                 (In thousands)
Earnings before depreciation, depletion and amortization
expense and
 amortization of excess cost of equity investments
  Products Pipelines...........................................   $     370,052   $     444,865    $     441,600
  Natural Gas Pipelines........................................         500,324         418,261          373,350
  CO2..........................................................         470,887         357,636          203,599
  Terminals....................................................         314,606         281,738          240,776
                                                                  -------------   -------------    -------------
    Segment earnings before depreciation, depletion and
      amortization of excess cost of equity investments(a).....       1,655,869       1,502,500        1,259,325

  Depreciation, depletion and amortization expense.............        (349,827)       (288,626)        (219,032)
  Amortization of excess cost of investments...................          (5,644)         (5,575)          (5,575)
  Interest and corporate administrative expenses(b)............        (488,171)       (376,721)        (337,381)
                                                                  -------------   -------------    -------------
    Net income.................................................   $     812,227   $     831,578    $     697,337
                                                                  =============   =============    =============

----------

(a) Includes revenues, earnings from equity investments, income taxes, allocable interest income and other, net, less operating expenses. 2005 Products Pipelines business segment amount includes a rate case liability adjustment resulting in a $105,000 expense, and a North System liquids inventory reconciliation adjustment resulting in a $13,691 expense. 2005 amounts also include environmental liability adjustments resulting in a $19,600 expense to our Products Pipelines business segment, an $89 reduction in expense to our Natural Gas Pipelines business segment, a $298 increase in expense to our CO2 business segment and a $3,535 increase in expense to our Terminals business segment. 2004 amounts include environmental liability adjustments resulting in a $30,611increase in expense to our Products Pipelines business segment, a $7,602 reduction in expense to our Natural Gas Pipelines business segment, a $4,126 reduction in expense to our CO2 business segment and an $18,571 reduction in expense to our Terminals business segment.
(b) Includes unallocated interest income, interest and debt expense, general and administrative expenses (including unallocated litigation and environmental expenses), minority interest expense, loss from early extinguishment of debt (2004 only) and cumulative effect adjustment from a change in accounting principle (2003 only).

    In 2005, we earned net income of $812.2 million ($1.58 per diluted unit) on revenues of $9,787.1 million, compared to net income of $831.6 million ($2.22 per diluted unit) on revenues of $7,932.9 million in 2004, and net income of $697.3 million ($2.00 per diluted unit) on revenues of $6,624.3 million in 2003.

    Because our partnership agreement requires us to distribute 100% of our available cash to our partners on a quarterly basis (available cash consists primarily of all our cash receipts, less cash disbursements and changes in reserves), we consider each period's earnings before all non-cash depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments, to be an important measure of our success in maximizing returns to our partners. We also use this measure of profit and loss internally for evaluating segment performance and deciding how to allocate resources to our business segments. Our total segment earnings before depreciation, depletion and amortization totaled $1,655.9 million in 2005, $1,502.5 million in 2004, and $1,259.3 million in 2003.

    As noted in the table above, our 2005 segment earnings before depreciation, depletion and amortization included charges of $105.0 million attributable to an increase in our reserves related to our rate case liability, $23.3 million from the adjustment of our environmental liabilities, and $13.7 million related to a natural gas liquids inventory reconciliation on our North System; our 2004 segment earnings before depreciation, depletion and amortization included charges of $0.3 million from the adjustment of our environmental liabilities. Excluding these charges, segment earnings before depreciation, depletion and amortization for our four business segments totaled $1,797.9 million in 2005 and $1,502.8 million in 2004.

    Both the $295.1 million (20%) increase in segment earnings before depreciation, depletion, and amortization, and the environmental, rate case and inventory charges discussed above, in 2005 compared to 2004, and the $243.5 million (19%) increase in 2004 compared to 2003, consisted of year-to-year increases from all four of our business segments, with the strongest growth coming from our CO2 (carbon dioxide) and Natural Gas Pipelines business segments. The year-over-year increases in earnings were attributable both to internal growth and to contributions from acquired assets; more specifically:

    * higher earnings from our CO2 segment, where we benefited from higher crude oil and natural gas processing plant liquids production volumes, higher industry price levels for both crude oil and natural gas processing plant liquids products, higher third party carbon dioxide sales, and acquisitions of additional oil reserve interests and related assets;

    * higher earnings from our Natural Gas Pipelines segment, largely due to improved gross margins on natural gas sales activities and higher revenues from natural gas transportation and storage services;

    * higher earnings from our Terminals segment, primarily due to higher revenues earned from transporting and storing petroleum, petrochemical-related liquids, and dry-bulk material products, and to the favorable impact of completed internal expansion projects and acquired terminal operations since the end of 2003; and

    * higher earnings from our Products Pipelines segment, mainly due to higher revenues from deliveries of refined petroleum products and natural gas liquids, higher revenues from refined product terminal operations, and the acquisition of our Southeast terminal operations, which consist of 23 refined petroleum products terminals that were acquired since December 2003.

    We declared a cash distribution of $0.80 per unit for the fourth quarter of 2005 (an annualized rate of $3.20). This distribution was 8% higher than the $0.74 per unit distribution we made for the fourth quarter of 2004, and 18% higher than the $0.68 per unit distribution we made for the fourth quarter of 2003. We expect to declare cash distributions of at least $3.28 per unit for 2006. However, no assurance can be given that we will be able to achieve this level of distribution, and our expectation does not take into account any transportation rate reductions or capital costs associated with financing the payment of reparations sought by shippers on our Pacific operations' interstate pipelines. Our general partner and our common and Class B unitholders receive quarterly distributions in cash, while KMR, the sole owner of our i-units, receives quarterly distributions in additional i-units. The value of the quarterly per-share distribution of i-units is based on the value of the quarterly per-share cash distribution made to our common and Class B unitholders.

    Products Pipelines

                                                                         Year Ended December 31,
                                                               ---------------------------------------
                                                                  2005          2004         2003
                                                               -----------   -----------   -----------
                                                             (In thousands, except operating statistics)
  Revenues..................................................   $   711,886   $   645,249   $   585,376
  Operating expenses (including adjustments)(a).............      (366,048)     (222,036)     (169,526)
  Earnings from equity investments..........................        28,446        29,050        30,948
  Interest income and Other, net- income (expense)..........         6,111         4,677         6,471
  Income taxes..............................................       (10,343)      (12,075)      (11,669)
                                                               -----------   -----------   -----------
    Earnings before depreciation, depletion and amortization
     expense and amortization of excess cost of equity             370,052       444,865       441,600
investments.................................................

  Depreciation, depletion and amortization expense..........       (79,199)      (71,263)      (67,345)
  Amortization of excess cost of equity investments.........        (3,350)       (3,281)       (3,281)
                                                               -----------   -----------   -----------
    Segment earnings........................................   $   287,503   $   370,321   $   370,974
                                                               ===========   ===========   ===========

  Gasoline (MMBbl)..........................................         457.8         459.1         451.0
  Diesel fuel (MMBbl).......................................         166.0         161.7         161.4
  Jet fuel (MMBbl)..........................................         118.1         117.8         111.3
                                                               -----------   -----------   -----------
    Total refined product volumes (MMBbl)...................         741.9         738.6         723.7
  Natural gas liquids (MMBbl)...............................          37.3          43.9          42.2
                                                               -----------   -----------   -----------
    Total delivery volumes (MMBbl)(b).......................         779.2         782.5         765.9
                                                               ===========   ===========   ===========

----------

(a) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes. Also, 2005 amount includes expense of $19,600 associated with environmental liability adjustments, expense of $105,000 associated with a rate case liability adjustment, and expense of $13,691 associated with a North System liquids inventory reconciliation adjustment. 2004 amount includes expense of $30,611 associated with environmental expense adjustments.
(b) Includes Pacific, Plantation, North System, CALNEV, Central Florida, Cypress and Heartland pipeline volumes.

    Our Products Pipelines segment's primary businesses include transporting refined petroleum products and natural gas liquids through pipelines and operating liquid petroleum products terminals and petroleum pipeline transmix processing facilities. The segment reported earnings before depreciation, depletion and amortization of $370.1 million on revenues of $711.9 million in 2005. This compared to earnings before depreciation, depletion and amortization of $444.9 million on revenues of $645.2 million in 2004 and earnings before depreciation, depletion and amortization of $441.6 million on revenues of $585.4 million in 2003.

    As noted in the table above, and referred to above in "Critical Accounting Policies and Estimates--Environmental Matters," the segment's 2005 and 2004 earnings include charges of $19.6 million and $30.6 million, respectively, from the adjustment of our environmental liabilities. As noted in the table and referred to above in "Critical Accounting Policies and Estimates--Legal Matters," the segment's 2005 earnings also includes a charge of $105.0 million attributable to an increase in our reserves related to our rate case liability. Finally, as noted in the table above, the segment's 2005 earnings includes a charge of $13.7 million to account for differences between physical and book natural gas liquids inventory on our North System. This charge was based on an inventory reconciliation of our North System's liquids inventory that was completed in the fourth quarter of 2005. Excluding these adjustments, segment earnings before depreciation, depletion and amortization totaled $508.4 million in 2005 and $475.5 million in 2004.

    The segment's overall $32.9 million (7%) increase in earnings before depreciation, depletion and amortization in 2005 versus 2004 (excluding the above adjustments) included an $18.6 million increase from our Southeast product terminal operations. Our Southeast terminal operations consist of 23 refined products terminals located in the southeastern United States that we acquired in December 2003, March 2004, and November 2004. The overall $18.6 million year-to-year increase in earnings before depreciation, depletion and amortization from our Southeast terminals included incremental earnings of $9.9 million from the nine refined product terminal operations we acquired in November 2004 from Charter Terminal Company and Charter-Triad Terminals, LLC; the remaining $8.7 million (73%) increase was primarily due to higher product throughput revenues and to the inclusion of a full year of operations from the seven refined product terminal operations we acquired in March 2004 from Exxon Mobil Corporation.

    Other increases to the segment's earnings before depreciation, depletion and amortization in 2005 compared to the prior year included a $17.5 million (7%) increase from our Pacific operations, a $3.3 million (8%) increase from our CALNEV Pipeline, a $1.9 million (6%) increase from our approximate 51% ownership interest in Plantation Pipe Line Company, and a $1.3 million (4%) increase from our Central Florida Pipeline.

    The increases from our combined Pacific and CALNEV operations were primarily revenue driven; revenues from refined petroleum product deliveries increased $24.1 million (9%) and terminal service revenues increased $7.5 million (8%). The increase in earnings before depreciation, depletion and amortization attributable to Plantation was mainly due to the recognition, in 2005, of incremental interest income of $2.5 million on our long-term note receivable from Plantation. In July 2004, we loaned $97.2 million to Plantation to allow it to pay all of its outstanding credit facility and commercial paper borrowings and in exchange for this funding, we received a seven year note receivable bearing interest at the rate of 4.72% per annum. The increase in earnings from our Central Florida Pipeline was mainly due to higher product delivery revenues, resulting from an 8% increase in throughput delivery volumes.

    Offsetting the overall increase in segment earnings before depreciation, depletion and amortization in 2005 compared to 2004 were decreases in earnings of $3.4 million (15%) from our 49.8% proportionate interest in the Cochin pipeline system, $2.6 million (6%) from our West Coast product terminals, $2.0 million (9%) from our petroleum transmix processing operations, and a combined $1.7 million (6%) from our North System and Cypress natural gas liquids pipelines.

    The decrease from Cochin resulted from both lower transportation revenues, due to a drop in delivery volumes caused by extended pipeline testing and repair activities and warmer winter weather, and higher operating expenses, due principally to higher pipeline repair, maintenance and testing costs. The decrease from our West Coast terminals was largely due to higher property tax expenses in 2005, due to expense reversals taken in the second quarter of 2004 pursuant to favorable property reassessments, and to lower product revenues resulting from the fourth quarter 2004 closure of our Gaffey Street product terminal located in San Pedro, California. The year-to-year decrease in earnings from our transmix operations was due to both lower revenues and lower other income. The decrease in revenues was due to a nearly 6% decrease in processing volumes, largely resulting from the disallowance, beginning in July 2004, of methyl tertiary-butyl ether (MTBE) blended transmix in the State of Illinois. The decrease in other income was due to a $0.9 million benefit taken from the reversal of certain short-term liabilities in the second quarter of 2004. The decrease in earnings from our North System was mainly due to higher product storage expenses, which was related to a new storage contract agreement entered into in April 2004 and to higher levels of year-end inventory in 2005. Cypress' decrease was driven by lower revenues, the result of a 17% decrease in throughput volumes that was largely due to the third quarter 2005 hurricane-related closure of a petrochemical plant in Lake Charles, Louisiana that is served by the pipeline.

    The segment's overall $33.9 million (8%) increase in earnings before depreciation, depletion and amortization in 2004 compared to 2003 (excluding the 2004 environmental charge) included incremental earnings of $14.0 million from the addition of our Southeast terminal operations, and a year-to-year increase in earnings of $9.5 million (4%) from our Pacific operations. For our Pacific operations, the increase was primarily due to incremental fees earned from ethanol-related blending services, higher refined product delivery revenues, and incremental revenues related to the refined products terminal operations we acquired from Shell Oil Products in October 2003. Due to environmental and health concerns, the State of California began transitioning from MTBE-blended gasoline to ethanol-blended gasoline in 2003, and mandated the elimination of MTBE from gasoline by January 1, 2004. Ethanol is an alcohol-based alternative fuel produced by fermenting and distilling starch crops and can be used to increase octane and improve the emissions quality of gasoline. However, due to the lack of dedicated pipelines, ethanol cannot be shipped through pipelines but must instead be blended at terminals. We have, therefore, since 2003, realized some reduction in California gasoline volumes transported by our Pacific and CALNEV pipelines but the conversion from MTBE to ethanol in California has resulted in an increase in ethanol blending services at many of our Pacific, CALNEV and West Coast refined petroleum product terminal facilities, and the fees we have earned for ethanol-related services at our terminals have more than offset the reduction in pipeline transportation fees.

    We also reported, in 2004, increases in earnings before depreciation, depletion and amortization of $8.9 million (64%) from our proportionate ownership interest in the Cochin pipeline system, $2.8 million (7%) from our West Coast terminal operations, and $1.4 million (32%) from our Cypress Pipeline. For our proportionate interest in Cochin, the increase in earnings before depreciation, depletion and amortization was driven by higher revenues from pipeline throughput deliveries and by an additional ownership interest acquired since the end of 2003. Effective October 1, 2004, we acquired an additional undivided 5% interest in the Cochin pipeline system for approximately $10.9 million, bringing our total interest to 49.8%. For our West Coast terminals, the increase in earnings was largely attributable to higher fees from ethanol blending services and from revenue increases across all service activities performed at our Carson, California and our connected Los Angeles Harbor product terminals. The increase in Cypress' earnings in 2004 versus 2003 was primarily due to a 26% increase in throughput delivery volumes in 2004, due to improved demand for natural gas liquids driven by higher petrochemical profit margins.

    The overall increase in segment earnings before depreciation, depletion and amortization in 2004 compared to 2003 were partly offset by decreases in earnings of $2.4 million (5%) from our CALNEV Pipeline and $2.1 million (8%) from our North System. For CALNEV, the decrease was driven by higher 2004 fuel and power expenses, higher operating expenses, and lower other income items. For the North System, the decrease was primarily due to higher 2004 leased storage expenses, due to higher lease fees, and lower transport revenues, related to a 6% decrease in 2004 throughput delivery volumes. The decline in North System delivery volumes was primarily due to a lack of propane supplies in February through April of 2004, caused by shippers reducing line-fill and storage volumes to lower levels than 2003. In April 2004, we filed a plan with the Federal Energy Regulatory Commission to provide a line-fill service, which has helped mitigate the supply problems we experienced on our North System in the first half of 2004. Pursuant to this plan, we purchased $23.0 million of line-fill during 2004.

    Revenues for the segment increased $66.7 million (10%) in 2005 compared to 2004. The 10% increase primarily consisted of:

    * a $33.1 million increase from incremental revenues earned by our Southeast terminal operations, including $23.7 million attributable to the Charter terminals we acquired in November 2004, and $8.4 million attributable to the ExxonMobil terminals we acquired in March 2004;

    *  a $26.5 million (8%) increase from our Pacific operations;

    *  a $5.1 million (9%) increase from our CALNEV Pipeline;

    *  a $2.8 million (8%) increase from our Central Florida Pipeline; and

    * a $1.8 million (5%) decrease from our investment in the Cochin Pipeline, as described above.

    Our Pacific operations' $26.5 million increase in revenues in 2005 relative to 2004 included increases of $21.2 million (9%) from mainline refined product delivery revenues and $5.4 million (6%) from incremental terminal revenues. The increase from product delivery revenues was driven by a 2% increase in delivery volumes and by increases in average tariff rates. The higher tariff rates included FERC approved annual indexed interstate tariff increases in July of 2004 and 2005 (producer price index-finished goods adjustments), and a filed rate increase on our completed North Line expansion with the California Public Utility Commission. In November 2004, we filed an application with the CPUC requesting a $9 million increase in existing California intrastate transportation rates to reflect the in-service date of our $95 million North Line expansion project. Pursuant to CPUC regulations, this increase automatically became effective as of December 22, 2004, but is being collected subject to refund, pending resolution of protests to the application by certain shippers. The year-to-year increase in revenues from terminal operations was primarily due to increased terminaling and ethanol blending services, as a result of the increase in throughput, and to incremental revenues from diesel lubricity-additive injection services that we began offering in May 2005.

    For our CALNEV Pipeline, the $5.1 million increase in revenues in 2005 versus 2004 consisted of a $2.9 million (7%) increase from refined product delivery revenues, primarily due to volume growth, and a $2.2 million (19%) increase from terminal operations, due to higher product storage, injection and ethanol blending services. The year-to-year increase in Central Florida's revenues in 2005 compared to 2004 was due to an 8% increase in transport volumes, partly due to hurricane-related pipeline delivery disruptions in the State of Florida during the third quarter of 2004.

    Including all of the segment's operations, total delivery volumes of refined products, consisting of gasoline, diesel fuel and jet fuel, were up 0.4% in 2005 compared to 2004, with increases on Pacific, Central Florida and CALNEV offset by a decrease on Plantation. Excluding Plantation, which was impacted by Gulf Coast hurricanes and post-hurricane refinery disruptions in 2005, refined products delivery volumes increased 2.5% in 2005 compared to 2004; by product, deliveries of gasoline, diesel fuel and jet fuel increased 1.6%, 5.0% and 2.6%, respectively, in 2005 compared to 2004. Year-to-year deliveries of natural gas liquids were down 15% in 2005 versus 2004. The decrease was due to low demand for propane on both the North System, primarily due to a minimal grain drying season and warmer weather in 2005, and the Cypress Pipeline, due to the hurricane-related closure of a petrochemical plant in Lake Charles, Louisiana.

    The $59.8 million (10%) increase in segment revenues in 2004 compared to 2003 primarily consisted of the following:

    * a $23.2 million increase attributable to the acquisition of our Southeast terminals;

    *    a $16.6 million (5%) increase from our Pacific operations;

    *    a $13.1 million (53%) increase from our proportionate share of Cochin;

    *    a $2.7 million (8%) increase from our Central Florida Pipeline; and

    *    a $2.0 million (4%) increase from our West Coast terminals

    Our Pacific operations' year-over-year increase was due to both the higher terminal revenues, discussed above, and higher transport revenues, due largely to an almost 2% increase in mainline delivery volumes. Cochin's increase was mainly due to a 30% increase in delivery volumes and to higher average tariff rates in 2004 versus 2003. The increase in delivery volumes was due to two reasons. First, lower product inventory levels in western

Canada in the first half of 2003, caused by a drop in propane production due to lower profit margins from the extraction and sale of natural gas liquids, and secondly, a pipeline rupture and fire in July 2003 that led to the shutdown of the system for 29 days during the third quarter of 2003. For our Central Florida Pipeline, the 8% increase in revenues in 2004 compared to 2003 reflected an almost 8% increase in product delivery volumes, and for our West Coast terminals, the revenue growth in 2004 related to increased terminal services, as described above.

    Combining all of the segment's operations, total throughput delivery of refined petroleum products increased 2% in 2004 compared to 2003. Jet fuel delivery volumes, boosted by strong military and solid commercial demand, were up nearly 6% in 2004 compared to 2003, and gasoline delivery volumes increased 2%. Deliveries of diesel fuel were essentially flat across both 2004 and 2003, but both gasoline and diesel volumes were impacted in the fourth quarter of 2004 by the shut-down of a refinery connected to the Plantation Pipeline following Hurricane Ivan.

    Excluding the effects attributable to the 2005 and 2004 environmental liability adjustments, the 2005 Pacific operations' pipeline rate case liability adjustment and the North System's inventory reconciliation adjustment, the segment's operating expenses increased $36.3 million (19%) in 2005 compared to 2004. The overall increase included incremental expenses of $14.5 million from our Southeast terminals, including $13.7 million from the terminals we acquired in November 2004. The overall increase in segment operating expenses also included an increase of $11.7 million (13%) from our combined Pacific and CALNEV Pipeline operations. The increase was mainly due to higher labor and operating expenses, including incremental power expenses, associated with increased transportation volumes and terminal operations, as well as higher maintenance, inspection, and pipeline integrity expenses incurred during 2005 as a result of environmental issues, repairs, clean-up, and pipeline repairs associated with wash-outs that were caused by flooding in the State of California in the first quarter of 2005. We also reported, in 2005, operating expense increases of $2.9 million from both our North System and our interest in Cochin, and $1.6 million (9%) from our West Coast terminal operations. The 16% increase in our North System's expenses was primarily due to higher liquids storage expenses in 2005, as discussed above. The 22% increase in Cochin's expenses was primarily due to higher labor and outside services associated with pipeline maintenance and testing costs; incremental health, safety, and security work; and the full year's inclusion of our additional 5% ownership interest, acquired on October 1, 2004. The increase from our West Coast terminals was due to higher property tax expenses, described above, and higher cost of sales related to incremental terminal services.

    The segment's operating expenses increased $21.9 million (13%) in 2004 compared to 2003. The increase was mainly due to incremental expenses of $9.3 million from our Southeast terminals and to a $3.8 million (5%) increase in expenses from our Pacific operations, largely the result of higher 2004 fuel and power expenses associated with higher utility rates and higher delivery volumes. The segment also reported a $1.6 million year-over-year increase in expenses in 2004 from each of the following four businesses: Cochin Pipeline, North System, CALNEV Pipeline and Plantation Pipeline. Cochin's increase was related to higher expenses associated with increased delivery volumes and our additional ownership interest. The North System's increase was primarily due to higher natural gas liquids storage expenses. CALNEV's increase was mostly due to higher fuel and power expenses, due to favorable credit adjustments to electricity access and surcharge reserves taken in the first nine months of 2003. Plantation's increase was primarily related to higher 2004 labor, testing and maintenance expenses.

    Earnings from our Products Pipelines' equity investments were $28.4 million in 2005, $29.1 million in 2004 and $30.9 million in 2003. Earnings from equity investments consist primarily of earnings from our approximate 51% ownership interest in Plantation Pipe Line Company (which exclude interest income earned on loans to Plantation) and our 50% ownership interest in Heartland Pipeline Company, both accounted for under the equity method of accounting. The $0.7 million (2%) decrease in equity earnings in 2005 compared to 2004 included a $1.3 million (5%) decrease related to our investment in Plantation and a $0.8 million (55%) increase related to our investment in Heartland. For our investment in Plantation, the decrease in 2005 was due to lower overall net income earned by Plantation, due to, among other things, higher operating expenses and higher interest expenses. For our investment in Heartland, the increase in 2005 was primarily due to higher pipeline delivery volumes in 2005 versus 2004. The $1.8 million (6%) decrease in equity earnings in 2004 compared to 2003 was mainly due to a $2.4 million (8%) decrease in equity earnings from our investment in Plantation. In the first quarter of 2004, we recorded a $3.2 million expense for our share of an environmental litigation settlement reached between Plantation and various plaintiffs.

    The segment's income from allocable interest income and other income and expense items increased $1.4 million in 2005 compared to 2004, and decreased $1.8 million in 2004 compared to 2003. For 2005, the increase primarily related to incremental interest income of $2.5 million on our long-term note receivable from Plantation, as discussed above; for 2004, the decrease was largely due to higher gains realized from sales of property, plant and equipment by our Pacific operations during 2003. Income tax expense was essentially flat across 2004 and 2003, but decreased $1.7 million (14%) in 2005 compared to 2004. The decrease was mainly due to lower income tax on Cochin, largely due to the decrease in Canadian operating results in 2005.

    Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of investments, were $82.5 million, $74.5 million and $70.6 million in each of the years ended December 31, 2005, 2004 and 2003, respectively. The year-over-year increases in both 2005 and 2004 were primarily due to incremental depreciation charges related to the acquisition of our Southeast terminals and to higher depreciation expenses from our Pacific operations, related to the capital investment we have made since the end of 2003 in order to strengthen and enhance our business operations on the West Coast.

    For 2006, we currently expect that our Products Pipelines segment will report earnings before depreciation, depletion and amortization expense of approximately $581.7 million, a 14% increase over 2005, excluding the effects from the environmental, rate case, and inventory expense adjustments discussed above. The earnings increase is expected to be driven by continued improvement in refined petroleum product delivery volumes and planned capital improvements and expansions.

    Natural Gas Pipelines

                                                                         Year Ended December 31,
                                                               ------------------------------------------
                                                                   2005           2004           2003
                                                               ------------   ------------   ------------
                                                               (In thousands, except operating statistics)
  Revenues..................................................   $  7,718,384   $  6,252,921   $  5,316,853
  Operating expenses (including environmental adjustments)(a)    (7,254,979)    (5,854,557)    (4,967,531)
  Earnings from equity investments..........................         36,812         19,960         24,012
  Interest income and Other, net - income (expense).........          2,729          1,832          1,082
  Income taxes..............................................         (2,622)        (1,895)        (1,066)
                                                               ------------   ------------   ------------
    Earnings before depreciation, depletion and amortization
     expense and amortization of excess cost of equity
     investments............................................        500,324        418,261        373,350

  Depreciation, depletion and amortization expense..........        (61,661)       (53,112)       (53,785)
  Amortization of excess cost of equity investments.........           (277)          (277)          (277)
                                                               ------------   ------------   ------------
    Segment earnings........................................   $    438,386   $    364,872   $    319,288
                                                               ============   ============   ============

  Natural gas transport volumes (Trillion Btus)(b)                  1,317.9        1,353.1        1,364.1
                                                               ============   ============   ============
  Natural gas sales volumes (Trillion Btus)(c)...                     925.8          992.4          906.0
                                                               ============   ============   ============
----------

(a) Includes natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes. Also, includes decreases in expense of $89 in 2005 and $7,602 in 2004 associated with environmental liability adjustments.
(b) Includes Kinder Morgan Interstate Gas Transmission, Texas intrastate natural gas pipeline group, Trailblazer and TransColorado pipeline volumes. TransColorado annual volumes are included for all three years (acquisition date November 1, 2004).
(c)  Represents Texas intrastate natural gas pipeline group.

    Our Natural Gas Pipelines segment's primary businesses involve transporting, storing, marketing, gathering and processing natural gas through both intrastate and interstate pipeline systems and related facilities. In 2005, the segment reported earnings before depreciation, depletion and amortization of $500.3 million on revenues of $7,718.4 million. This compared to earnings before depreciation, depletion and amortization of $418.3 million on revenues of $6,252.9 million in 2004 and earnings before depreciation, depletion and amortization of $373.4 million on revenues of $5,316.9 million in 2003.

    As noted in the table above, the segment's earnings in 2005 and 2004 included increases of $0.1 million and $7.6 million, respectively, from the adjustments of our environmental liabilities referred to in "Critical Accounting

Policies and Estimates--Environmental Matters." Excluding the environmental adjustments, segment earnings before depreciation, depletion and amortization totaled $500.2 million in 2005 and $410.7 million in 2004. Both the $89.5 million (22%) increase in segment earnings before depreciation, depletion and amortization in 2005 compared to 2004 and the $37.3 million (10%) increase in 2004 compared to 2003 were primarily driven by:

    * improved margins on recurring natural gas sales business and higher storage and service revenues from our Texas intrastate natural gas pipeline group, which includes the operations of the following four natural gas pipeline systems: Kinder Morgan Tejas, Kinder Morgan Texas Pipeline, Kinder Morgan North Texas Pipeline and the Mier-Monterrey Mexico Pipeline; and

    * incremental contributions from the inclusion of our TransColorado Pipeline, a 300-mile interstate natural gas pipeline system that extends from the Western Slope of Colorado to the Blanco natural gas hub in northwestern New Mexico. We acquired the TransColorado Pipeline from KMI effective November 1, 2004.

    The segment's overall $89.5 million (22%) increase in earnings before depreciation, depletion and amortization in 2005 versus 2004 (excluding environmental adjustments) included increases of $33.4 million from the inclusion of TransColorado, $30.1 million (13%) from our Texas intrastate natural gas pipeline group, $17.3 million (119%) from our 49% equity investment in the Red Cedar Gathering Company, $10.9 million (28%) from our Trailblazer Pipeline, $2.4 million (2%) from our Kinder Morgan Interstate Gas Transmission system, referred to as KMIGT, and $0.6 million (24%) from our 50% equity investment in Coyote Gas Treating, LLC.

    The segment's overall increase in earnings before depreciation, depletion and amortization in 2005 compared to 2004 was offset by a $5.2 million (35%) decrease in earnings from our Casper Douglas natural gas gathering system. The decrease was primarily due to higher cost of sales, caused by higher natural gas purchase costs as a result of higher average gas prices, and to higher commodity hedging costs, due to unfavorable changes in settlement prices.

    The increase in 2005 compared to 2004 from Red Cedar related to higher year-over-year net income that was largely driven by incremental revenues from sales of excess fuel gas, the result of both higher natural gas prices in 2005 and reductions in the amount of natural gas lost and used within the system during gathering operations, which increased volumes available for sale. The increase from our Trailblazer Pipeline, a 436-mile natural gas pipeline system that transports gas from near Rockport, Colorado to Beatrice, Nebraska, was mainly due to timing differences on the favorable settlements of pipeline transportation imbalances in 2005 versus 2004. These pipeline imbalances were caused by differences between the volumes nominated and volumes delivered at an inter-connecting point by the pipeline. The increase from KMIGT was mainly due to lower operating expenses and higher revenues in 2005, compared to the prior year. The higher revenues were mainly due to favorable fuel recovery volumes and pricing and imbalance valuation adjustments, partially offset by lower operational sales margins and reduced cushion gas volumes sold in 2005 versus 2004. The decrease in operating expenses was primarily due to KMIGT's expensing, in the fourth quarter of 2004, certain capitalized project costs that no longer held realizable economic benefits.

    The segment's overall $37.3 million (10%) increase in earnings before depreciation, depletion and amortization in 2004 compared to 2003 (excluding the 2004 environmental adjustment) included increases of $44.6 million (23%) from our Texas intrastate natural gas pipeline group and $5.8 million from the inclusion of TransColorado. Partially offsetting the overall increase in earnings before depreciation, depletion and amortization were decreases of $10.6 million (21%) from our Trailblazer Pipeline and $3.9 million (21%) from our investment in Red Cedar. The decrease from Trailblazer was mainly due to lower revenues; the decrease from our investment in Red Cedar was due to lower equity earnings as a result of overall lower net income. The drop in Trailblazer's revenues in 2004 compared to 2003 was the result of both timing differences on imbalance cashouts and lower transportation revenues. The decrease in transportation revenues was due to lower gas transmission tariffs that became effective January 1, 2004, pursuant to a rate case settlement.

    The year-over-year increases in earnings before depreciation, depletion and amortization in both 2005 and 2004 from our Texas intrastate natural gas pipeline group were mainly due to improved margins from natural gas sales activities, returns from capital investments and acquisitions made since the end of 2003, and incremental earnings from natural gas transmission, storage, and other services. The group has increased its gas transportation and storage revenues by both increasing services performed under existing agreements and by entering into additional service contracts.

    Our Texas intrastate pipeline group has continued to grow internally and through acquisitions by constructing and acquiring new natural gas assets and by further refining the management of risk associated with the purchase and sale of natural gas. Effective August 1, 2005, we acquired our North Dayton natural gas storage facility, located in Liberty County, Texas, for an aggregate consideration of approximately $109.4 million, consisting of $52.9 million in cash and $56.5 million in assumed debt. The North Dayton facility includes 4.2 billion cubic feet of natural gas working capacity and since its acquisition, the facility has allowed us to provide or offer needed services to utilities, the growing liquefied natural gas industry along the Texas Gulf Coast, and other natural gas storage users. Internally, we benefited from incremental transportation revenues in both 2005 and 2004 from a 135-mile intrastate natural gas pipeline providing transportation service between Katy and Austin, Texas. The line, acquired in December 2003, was converted from carrying crude oil to natural gas and was placed into service in July 2004. In 2005, we spent approximately $32 million to convert and expand an additional 254-mile segment of the line into the Permian Basin area of West Texas. The expansion accesses a number of natural gas processing plants in West Texas and provides transportation service from McCamey, Texas to just west of Austin. This segment commenced service in October 2005. The project is being phased in through the first quarter of 2006, and the total project costs are expected to be approximately $46 million.

    In each of the years 2005 and 2004, the segment reported significant increases in both revenues and operating expenses when compared to the year-earlier period. Revenues earned by our Natural Gas Pipelines segment increased $1,465.5 million (23%) in 2005 versus 2004, and $936.0 million (18%) in 2004 versus 2003. Excluding the effects attributable to the 2005 and 2004 environmental liability adjustments, the segment's operating expenses, including natural gas purchase costs, increased $1,392.9 million (24%) in 2005 compared to 2004, and $894.6 million (18%) in 2004 compared to 2003. The increases in revenues and operating expenses in both years were largely due to higher natural gas sales revenues and higher natural gas cost of sales, due mainly to higher commodity prices. Our Texas intrastate pipeline group both purchases and sells significant volumes of natural gas, which is often stored and/or transported on its pipelines. The group's purchase and sale activities result in considerably higher revenues and operating expenses compared to the interstate operations of our Rocky Mountain pipelines, which include our KMIGT, Trailblazer and TransColorado pipelines. All three pipelines charge a transportation fee for gas transmission service and have the authority to initiate natural gas sales primarily for operational purposes, but none engage in significant gas purchases for resale.

    For the Texas intrastate group combined, revenues from the sales of natural gas increased $1,405.8 million (25%) in 2005 compared to 2004, and $912.2 million (19%) in 2004 compared to 2003. Similarly, costs of sales, including natural gas purchase costs, increased $1,393.8 million (25%) in 2005 compared to 2004, and $871.0 million (18%) in 2004 compared to 2003. In 2005, the inclusion of our TransColorado Pipeline accounted for incremental revenues and expenses of $37.6 million and $4.1 million, respectively, and in the two months of 2004 that we owned TransColorado, it reported revenues of $6.7 million and operating expenses of $1.1 million.

    Due to the fact that our Texas intrastate group sells natural gas in the same price environment in which it is purchased, the increases in its gas purchase costs are largely offset by corresponding increases in its sales revenues. Our objective is to match purchases and sales in the aggregate, thus locking-in an acceptable margin that is the equivalent of a transportation and/or storage fee. Margin is defined as the difference between the prices at which we buy gas in our supply areas and the prices at which we sell gas in our market areas, less the cost of fuel to transport. We manage remaining price risk by the use of energy financial instruments, such as over-the-counter forward contracts and both fixed price and basis swaps to help lock-in favorable margins from our natural gas purchase and sales activities, thereby generating more stable earnings during periods of fluctuating natural gas prices.

    Total natural gas sales volumes decreased nearly 7% in 2005 compared to 2004, largely due to lower electric generation demand and to our efforts to reduce sales to lower margin customers. In 2004, the group benefited from both higher average gas prices and higher sales volumes when compared to 2003.

    We account for the segment's investments in Red Cedar Gathering Company, Coyote Gas Treating, LLC and Thunder Creek Gas Services, LLC under the equity method of accounting. In 2005, equity earnings from these three investees increased $16.9 million (84%) when compared to the prior year. The increase was due to the higher net income earned by Red Cedar during 2005, as described above. Earnings from equity investments decreased $4.1 million (17%) in 2004 compared to 2003. The decrease was chiefly due to lower earnings from our investment in Red Cedar, mainly due to higher operational sales of natural gas by Red Cedar in 2003.

    The segment's non-cash depreciation, depletion and amortization charges, including amortization of excess cost of investments increased $8.5 million (16%) in 2005 compared to 2004. The increase was largely due to the inclusion of incremental depreciation expense on the acquired TransColorado Pipeline and to higher depreciation expenses on the assets of our Texas intrastate natural gas pipeline group, due to additional capital investments made since the end of 2004. Depreciation, depletion and amortization charges decreased a slight $0.7 million (1%) in 2004 compared to 2003, primarily due to lower year-to-year depreciation expense on our Trailblazer Pipeline. The decrease was due to a Trailblazer rate case settlement which became effective January 1, 2004.

    For 2006, we currently expect that our Natural Gas Pipelines segment will report earnings before depreciation, depletion and amortization expense of approximately $501.2 million, essentially the same as the $500.2 million in earnings reported in 2005, excluding the effect from our environmental liability adjustments. The 2006 earnings is expected to be driven by the continuing the sale of natural gas at favorable margins and by continuing to pursue expansion and extension projects off our existing asset base.

    CO2

                                                                           Year Ended December 31,
                                                               ---------------------------------------------
                                                                    2005            2004            2003
                                                               -------------   -------------   -------------
                                                                (In thousands, except operating statistics)

  Revenues..................................................   $     657,594   $     492,834   $     248,535
  Operating expenses (including environmental adjustments)(a)       (212,636)       (169,256)        (82,055)
  Earnings from equity investments..........................          26,319          34,179          37,198
  Other, net - income (expense).............................              (5)             26             (40)
  Income taxes..............................................            (385)           (147)            (39)
                                                               -------------   -------------   -------------
    Earnings before depreciation, depletion and amortization
     expense and amortization of excess cost of equity
     investments............................................         470,887         357,636         203,599

  Depreciation, depletion and amortization expense(b).......        (149,890)       (121,361)        (60,827)
  Amortization of excess cost of equity investments.........          (2,017)         (2,017)         (2,017)
                                                               -------------   -------------   -------------
    Segment earnings........................................   $     318,980   $     234,258   $     140,755
                                                               =============   =============   =============

Carbon dioxide delivery volumes (Bcf)(c)...................            649.3           640.8           504.7
                                                               =============   =============   =============
SACROC oil production (gross)(MBbl/d)(d)...................             32.1            28.3            20.2
                                                               =============   =============   =============
SACROC oil production (net)(MBbl/d)(e).....................             26.7            23.6            15.9
                                                               =============   =============   =============
Yates oil production (gross)(MBbl/d)(d)....................             24.2            19.5            18.9
                                                               =============   =============   =============
Yates oil production (net)(MBbl/d)(f)......................             10.8             8.6             1.8
                                                               =============   =============   =============
Natural gas liquids sales volumes (net)(MBbl/d)(e).........              9.4             7.7             3.7
                                                               =============   =============   =============
Realized weighted average oil price per Bbl(g)(h)..........    $       27.36   $       25.72   $       23.73
                                                               =============   =============   =============
Realized weighted average natural gas liquids price per
Bbl(h)(i)..................................................    $       38.98   $       31.33   $       21.77
                                                               =============   =============   =============

----------

(a) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes. Also, includes expense of $298 in 2005 and a decrease in expense of $4,126 in 2004 associated with environmental liability adjustments.
(b) Includes depreciation, depletion and amortization expense associated with oil and gas producing and gas processing activities in the amount of $132,286 for 2005, $105,890 for 2004, and $49,039 for 2003. Includes
     depreciation, depletion and amortization expense associated with sales and transportation services activities in the amount of $17,604 for 2005, $15,471 for 2004, and $11,788 for 2003.
(c) Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline and Pecos pipeline volumes.
(d) Represents 100% of the production from the field. We own an approximate 97% working interest in the SACROC unit and an approximate 50% working interest in the Yates unit.
(e)  Net to Kinder Morgan.
(f) Net to Kinder Morgan. In 2003, we owned an approximate 7% working interest in the Yates unit for four months and an approximate 50% working interest for two months.
(g)  Includes all Kinder Morgan crude oil production properties.
(h) Hedge gains/losses for oil and natural gas liquids are included with crude oil.
(i) Includes production attributable to leasehold ownership and production attributable to our ownership in processing plants and third party processing agreements.

    Our CO2 segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates. The segment's primary businesses involve the production, transportation and marketing of carbon dioxide, commonly called CO2, and the production and marketing of crude oil and natural gas from ownership interests in field units located in the Permian Basin area of West Texas. In 2005, our CO2 segment reported earnings before depreciation, depletion and amortization of $470.9 million on revenues of $657.6 million. This compared to earnings before depreciation, depletion and amortization of $357.6 million on revenues of $492.8 million in 2004 and earnings before depreciation, depletion and amortization of $203.6 million on revenues of $248.5 million in 2003.

    As noted in the table above, the segment's 2005 earnings included a $0.3 million decrease and its 2004 earnings included a $4.1 million increase from the adjustments of our environmental liabilities referred to in "Critical Accounting Policies and Estimates--Environmental Matters." Excluding the environmental adjustments, segment earnings before depreciation, depletion and amortization totaled $471.2 million in 2005 and $353.5 million in 2004. Both the $117.7 million (33%) increase in segment earnings before depreciation, depletion and amortization in 2005 compared to 2004 and the $149.9 million (74%) increase in 2004 compared to 2003 were primarily driven by:

    * higher earnings from the segment's oil and gas producing activities, which include the operations associated with our ownership interests in oil-producing fields and gas processing plants;

    *    improved performance from carbon dioxide sales; and

    * incremental contributions from strategic acquisitions, which included additional working interests in crude oil field units in both 2003 and 2005, and the Kinder Morgan Wink Pipeline in August 2004.

    Our CO2 segment's oil and gas producing and gas processing activities reported earnings before depreciation, depletion and amortization of $304.5 million in 2005, $220.4 million in 2004 and $103.6 million in 2003. These operations include all construction, drilling and production activities necessary to produce oil and gas from its natural reservoirs, and all of the activities where natural gas is processed to extract liquid hydrocarbons, called natural gas liquids or commonly referred to as gas plant products. Both the $84.1 million (38%) increase in earnings before depreciation, depletion and amortization in 2005 compared to 2004 and the $116.8 million (113%) increase in 2004 compared to 2003 were primarily driven by increased crude oil and natural gas processing plant liquids production volumes and higher realized weighted average sale prices for crude oil and gas plant products. The increase in 2004 compared to 2003 was also partly attributable to acquisitions of additional ownership interests in oil producing properties since the beginning of 2003. These acquisitions included the following:

    * effective June 1, 2003, we acquired MKM Partners, L.P.'s 12.75% ownership interest in the SACROC oil field unit for $23.3 million in cash and the assumption of $1.9 million of liabilities. This transaction increased our ownership interest in the SACROC unit to approximately 97%; and

    * effective November 1, 2003, we acquired certain assets in the Permian Basin of West Texas from a subsidiary of Marathon Oil Corporation for $230.2 million in cash and the assumption of $29.7 million of liabilities. The assets acquired included Marathon's approximate 42.5% interest in the Yates oil field unit, 100% interest in the crude oil gathering system surrounding the Yates field unit, and Marathon's 65% ownership interest in the Pecos Carbon Dioxide Pipeline Company. This transaction increased our ownership interest in the Yates oil field unit to nearly 50% and allowed us to become operator of the field.

    Excluding the earnings effects attributable to the 2005 and 2004 environmental liability adjustments, our CO2 segment's carbon dioxide sales and carbon dioxide and crude oil transportation activities reported earnings before depreciation, depletion and amortization of $166.7 million in 2005, $133.1 million in 2004 and $100.0 million in 2003. The year-over-year increases were driven by higher revenues from carbon dioxide sales, due to both higher average carbon dioxide sale prices and higher volumes, and higher carbon dioxide transportation volumes, related to infrastructure expansions at the SACROC and Yates oil field units. We do not recognize profits on carbon dioxide sales to ourselves.

    In 2004 and 2005, we also benefited from the acquisition of the Kinder Morgan Wink Pipeline, a 450-mile crude oil pipeline system originating in the Permian Basin of West Texas and providing throughput to a crude oil refinery located in El Paso, Texas. Effective August 31, 2004, we acquired all of the partnership interests in Kinder Morgan

Wink Pipeline, L.P. for $89.9 million in cash and the assumption of $10.4 million in liabilities. The acquisition of the pipeline and associated storage facilities has allowed us to better manage crude oil deliveries from our oil field interests in West Texas. The Kinder Morgan Wink Pipeline accounted for incremental earnings before depreciation, depletion and amortization of $13.7 million, revenues of $17.4 million and operating expenses of $3.7 million, respectively, in 2005 compared to 2004. The pipeline contributed incremental earnings before depreciation, depletion and amortization of $6.0 million, revenues of $7.8 million and operating expenses of $1.8 million during the last four months of 2004.

    We also benefited, in 2004, from incremental contributions from our $28.5 million Centerline carbon dioxide pipeline, which was completed and began operations in May 2003. In 2004, the Centerline Pipeline contributed incremental earnings before depreciation, depletion and amortization of $3.4 million, revenues of $4.1 million and operating expenses of $0.7 million, respectively.

    Revenues earned by our CO2 business segment increased $164.8 million (33%) in 2005 compared to 2004, and $244.3 million (98%) in 2004 compared to 2003. The increase in 2005 versus 2004 was mainly due to higher crude oil, gas plant product and carbon dioxide sales revenues, and higher crude oil transportation revenues. Additionally, effective January 31, 2005, we spent $6.2 million in cash and assumed $0.3 million in liabilities to acquire an approximate 64.5% gross working interest in the Claytonville oil field unit, also located in the Permian Basin. In 2005, Claytonville contributed incremental revenues of $2.6 million. The increase in 2004 versus 2003 was mainly due to higher crude oil and gas plant product sales revenues, driven by higher production volumes, higher average crude oil and gas plant product prices, and the additional working interest in the Yates oil field that we acquired in November 2003. Combined, the assets we acquired on November 1, 2003 contributed incremental revenues of approximately $96.3 million in 2004.

    Combined daily oil production from the two largest oil field units in which we hold ownership interests increased 18% in 2005 compared to 2004, and 22% in 2004 compared to 2003. The two oil field interests include our approximate 97% working interest in the SACROC unit, located in Scurry County, Texas, and our approximate 50% working interest in the Yates oil field unit, located south of Midland, Texas. Similarly, natural gas plant liquids product sales volumes increased 22% in 2005 compared to 2004, and 108% in 2004 compared to 2003. The year-over-year increases in oil production and gas plant product sales volumes were primarily due to the capital expenditures we have made since the end of 2003.

    We have made significant capital investments to increase the capacity and deliverability of carbon dioxide and crude oil in and around the Permian Basin. In 2005, capital expenditures for our CO2 business segment totaled $302.1 million, essentially the same as the $302.9 million of capital expenditures we made during 2004, but 11% higher than the $272.2 million of expenditures made in 2003. The year-over-year increases largely represented incremental spending for new well and injection compression facilities at the SACROC and, to a lesser extent, Yates oil field units in order to enhance oil recovery from carbon dioxide injection.

    We also benefited from increases in our realized weighted average price of oil and natural gas liquids per barrel of 6% and 24%, respectively, in 2005 compared to 2004, and increases of 8% and 44%, respectively, in 2004 compared to 2003. As a result of our carbon dioxide and oil reserve ownership interests, we are exposed to commodity price risk associated with physical crude oil, gas plant product and carbon dioxide sales that have pricing tied to crude oil prices, but the risk is mitigated by our long-term hedging strategy that is intended to generate more stable realized prices. Our hedging strategy involves the use of financial derivative commodity instruments to manage this price risk on certain activities, including firm commitments and anticipated transactions for the sale of crude oil, natural gas liquids and carbon dioxide. Our strategy, as it relates to our oil production business, primarily involves entering into a forward sale or, in some cases, buying a put option in order to establish a known price level. In this way, we use derivatives to lock in an acceptable margin between our production costs and our selling price, in an attempt to protect ourselves against the risk of adverse price changes and to maintain a more stable and predictable earnings stream. All of our hedge gains and losses for crude oil and natural gas liquids are included in our realized average price for oil, none are allocated to natural gas liquids. For more information on our hedging activities, see Note 14 to our consolidated financial statements, included elsewhere in this report.

    Additionally, in both 2005 and 2004, we realized higher revenues from both carbon dioxide sales and carbon dioxide transportation services, driven by continued strong demand for carbon dioxide throughout the Permian

Basin. The increase in sales revenues was due to higher volumes and higher average prices; the increase in transportation services was mainly due to higher carbon dioxide transportation volumes. Combined deliveries of carbon dioxide on our Central Basin Pipeline, our majority-owned Canyon Reef Carriers and Pecos Pipelines, our Centerline Pipeline, and our 50% owned Cortez Pipeline, which is accounted for under the equity method of accounting, increased 1% in 2005 and 27% in 2004.

    As discussed in Note 2 to our consolidated financial statements included elsewhere in this report, in some cases, the cost of carbon dioxide that is associated with enhanced oil recovery is capitalized as part of our development costs when it is injected. The carbon dioxide costs incurred and capitalized as development costs for our CO2 segment were $74.7 million, $70.6 million and $45.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. We estimate that such costs will be approximately $79.2 million, $73.9 million and $52.0 million in 2006, 2007 and 2008, respectively. In addition, as of December 31, 2005, our projected expenditures for developing our proved undeveloped reserves will be approximately $264.5 million in 2006, $165.6 million in 2007, and $172.3 million in 2008.

    Excluding the effects attributable to the 2005 and 2004 environmental liability adjustments, our CO2 segment's combined operating expenses increased $39.0 million (22%) in 2005 compared to 2004, and $91.3 million (111%) in 2004 compared to 2003. The increases were primarily the result of higher property and production taxes, higher fuel and power costs, and higher operating and maintenance expenses. The increases in taxes were due to the year-over-year increases in capitalized assets and oil production volumes. The increases in fuel and power costs were due to increased carbon dioxide compression and equipment utilization, as well as higher rates paid to electricity providers. The increases in operating and maintenance expenses were mainly due to additional labor and field expenses related to higher production volumes. Since mid-2005, we have, however, benefited from the completion of a power plant we constructed at the SACROC oil field unit. Construction began in mid-2004, and the project was completed at a cost of approximately $76 million. The power plant is being operated by KMI and is providing the majority of SACROC's current electricity needs.

    Earnings from equity investments decreased $7.9 million (23%) in 2005 compared to 2004. The earnings in both years represent our 50% interest in the net income of the Cortez Pipeline Company, which owns and operates an approximate 500-mile pipeline that carries carbon dioxide from the McElmo Dome source reservoir to the Denver City , Texas carbon dioxide hub. The decrease in equity earnings in 2005 was due to lower overall net income earned by Cortez, mainly as a result of lower carbon dioxide transportation revenues due to previously agreed lower tariff rates. Earnings from equity investments decreased $3.0 million (8%) in 2004 compared to 2003. The decrease resulted from the absence of equity earnings, in 2004, from our previous 15% ownership interest in MKM Partners, L.P. Following our June 1, 2003 acquisition of its 12.75% interest in the SACROC unit, MKM Partners was dissolved effective June 30, 2003, and the lack of equity earnings in 2004 more than offset a $2.0 million (6%) increase in equity earnings from our 50% investment in Cortez. The increase in equity earnings from Cortez was mainly due to higher carbon dioxide delivery volumes in 2004 versus 2003.

    Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of equity investments, were up $28.5 million (23%) in 2005 compared to 2004 and $60.5 million (96%) in 2004 compared to 2003. The increases were primarily due to higher depreciable costs, related to incremental capital spending since the end of 2003, and higher depletion charges, related to year-over-year increases in crude oil production volumes.

    For 2006, we currently expect that our CO2 segment will report earnings before depreciation, depletion and amortization expense of approximately $547.4 million, a 16% increase over the $471.2 million in earnings reported in 2005, excluding the effect from environmental liability adjustments. The earnings increase is expected to be driven by the continuing development of the SACROC and Yates oil field units and the initiation of gas processing enhancements.

    Terminals

                                                                         Year Ended December 31,
                                                               ---------------------------------------
                                                                  2005          2004          2003
                                                               -----------   -----------   -----------
                         (In thousands, except operating
                                   statistics)
  Revenues..................................................   $   699,264   $   541,857   $   473,558
  Operating expenses (including environmental adjustments)(a)     (373,410)     (254,115)     (229,054)
  Earnings from equity investments..........................            83             1            41
  Other, net - income (expense).............................          (220)         (396)           88
  Income taxes(b)...........................................       (11,111)       (5,609)       (3,857)
                                                               -----------   -----------   -----------
    Earnings before depreciation, depletion and amortization
     expense and amortization of excess cost of equity             314,606       281,738       240,776
investments.................................................

  Depreciation, depletion and amortization expense..........       (59,077)      (42,890)      (37,075)
  Amortization of excess cost of equity investments.........             -             -             -
                                                               -----------   -----------   -----------
    Segment earnings........................................   $   255,529   $   238,848   $   203,701
                                                               ===========   ===========   ===========

  Bulk transload tonnage (MMtons)(c).............                     83.2          84.1          61.2
                                                               ===========   ===========   ===========
  Liquids leaseable capacity (MMBbl).............                     42.4          36.8          36.2
                                                               ===========   ===========   ===========
  Liquids utilization %..........................                     95.4%         96.0%         96.0%
                                                               ===========   ===========   ===========
----------

(a) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes. Also, includes expense of $3,535 in 2005 and income of $18,651 in 2004 associated with environmental liability adjustments.
(b) Includes expense of $80 in 2004 associated with environmental liability adjustments. (c) 2005 and 2004 volumes include all acquired terminals.

    Our Terminals segment includes the operations of our coal, petroleum coke, steel and other dry-bulk material terminals, as well as all the operations of our petroleum and petrochemical-related liquids terminal facilities. The segment reported earnings before depreciation, depletion and amortization of $314.6 million on revenues of $699.3 million in 2005. This compared to earnings before depreciation, depletion and amortization of $281.7 million on revenues of $541.9 million in 2004 and earnings before depreciation, depletion and amortization of $240.8 million on revenues of $473.6 million in 2003.

    As noted in the table above, the segment's 2005 earnings included a $3.5 million decrease and its 2004 earnings included an $18.6 million increase from the adjustments of our environmental liabilities referred to in "Critical Accounting Policies and Estimates--Environmental Matters." Excluding the environmental adjustments, segment earnings before depreciation, depletion and amortization totaled $318.1 million in 2005 and $263.1 million in 2004.

    Terminal operations acquired since the end of the third quarter of 2004 accounted for incremental amounts of earnings before depreciation, depletion and amortization of $48.6 million, revenues of $113.3 million and operating expenses of $64.1 million, respectively, in 2005. Since the end of the third quarter of 2004, we invested approximately $285.5 million in cash and $49.6 million in common units to acquire assets and business operations included as part of our Terminals segment. The acquisitions were made in order to gain access to larger markets and to benefit from the economies of scale resulting from increases in storage, handling and throughput capacity. The acquisitions helped increase segment earnings before depreciation, depletion and amortization in both 2004 and 2005, and the most significant of these additions included the following:

    * the river terminals and rail transloading facilities owned and operated by Kinder Morgan River Terminals LLC and its consolidated subsidiaries, acquired effective October 6, 2004;

    * our Kinder Morgan Fairless Hills terminal located along the Delaware River in Bucks County, Pennsylvania, acquired effective December 1, 2004;

    * our Texas petroleum coke terminals, located in and around the Ports of Houston and Beaumont, Texas, acquired effective April 29, 2005; and

    * three terminals acquired separately in July 2005: our Kinder Morgan Staten Island terminal, a dry-bulk terminal located in Hawesville, Kentucky and a liquids/dry-bulk facility located in Blytheville, Arkansas.

     For more information in regard to our terminal acquisitions, see Note 3 to our consolidated financial statements included elsewhere in this report.

    For all other terminal operations (those owned during both years), earnings before depreciation, depletion and amortization increased $6.4 million (2%) in 2005 compared to 2004 (excluding the environmental adjustments). We believe that overall financial results would have been stronger in 2005 without the effects of two hurricanes. In the third quarter of 2005, Hurricane Katrina struck the Louisiana-Mississippi Gulf Coast, and Hurricane Rita struck the Texas-Louisiana Gulf Coast, causing wide-spread damage to both residential and commercial property. The assets we operate that were impacted by the storm included several bulk and liquids terminal facilities located in the States of Louisiana, Mississippi and Texas. Most of our owned terminal sites were minimally impacted and suffered no significant structural damage. Terminals that were shutdown by the storms experienced relatively short-term interruptions; however, throughput at both the liquids terminals and bulk handling facilities decreased in the fourth quarter of 2005 compared to the same period in 2004 due to post-hurricane production issues at a number of Gulf Coast refineries. Presently, all of the terminals have either resumed service or will do so in coordination with the start up of associated refineries, businesses and other infrastructure located along the Gulf Coast.

    Our Terminals segment recognized, in 2005, essentially all of our losses related to both hurricanes, and in total, the segment recognized $2.6 million in expense in 2005 in order to meet its insurance deductible for Hurricane Katrina and another $0.8 million to repair damaged facilities following Hurricane Rita. We expect that the total costs incurred as a result of the two hurricanes will be less than $10 million, including lost business at our terminal sites, but estimates are difficult because of insurance complexities and the extended recovery time involved. We do not believe that the resolution of any remaining matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

    The overall $6.4 million increase in segment earnings before depreciation, depletion and amortization from terminals owned during both 2004 and 2005, included a $13.7 million (22%) increase in earnings before depreciation, depletion and amortization from our two large Gulf Coast liquids terminal facilities located along the Houston Ship Channel in Pasadena and Galena Park, Texas. The two terminals serve as a distribution hub for Houston's crude oil refineries, and their combined year-to-year increase in earnings was largely due to higher revenues, driven by higher sales of petroleum transmix, new customer agreements, and escalations in annual contract provisions. Since the end of 2003, we have continued to invest in expansion projects at these two terminals; resulting in additional storage tanks that have increased leaseable capacity for refined petroleum product throughput.

    For our entire liquids terminals combined, we have increased our liquids leaseable capacity by 5.6 million barrels (15%) since the end of 2004. We accomplished this through a combination of business acquisitions and internal capital spending. At the same time, we maintained an overall capacity utilization rate of over 95%. Our liquids terminals utilization rate is the ratio of our actual output to our estimated potential output. Potential output is generally derived from measures of total capacity, taking into account periodic changes to terminal facilities due to additions, disposals, obsolescence, or other factors.

    Other contributions to the growth in earnings before depreciation, depletion and amortization in 2005 versus 2004 included increases of $4.4 million (11%) from terminals in our Midwest region, and $2.9 million (130%) from engineering and other terminal services. For our Midwest terminal region, the increase included higher earnings from our Dakota bulk terminal, located along the Mississippi River near St. Paul, Minnesota; our Argo, Illinois liquids terminal, situated along the Chicago sanitary and ship channel; and our Milwaukee, Wisconsin bulk commodity terminal. The increase in earnings from Dakota was primarily due to higher revenues generated by a cement unloading and storage facility, which began operations in late 2004. The increase from our Argo terminal was mainly due to new customer contracts and higher ethanol handling revenues. The increase from our Milwaukee bulk terminal was mainly due to an increase in coal handling revenues related to higher coal truckage within the State of Wisconsin.

    The overall increase in segment earnings before depreciation, depletion and amortization in 2005 compared to 2004 from terminals owned during both periods was partially offset by decreases of $10.4 million (30%) from terminals in the Lower Mississippi River (Louisiana) region, and $4.3 million (13%) from terminals in the Mid-Atlantic region. The decrease from the Louisiana region terminals was largely related to the negative effects of the two Gulf Coast hurricanes in 2005, resulting in both lower revenues and higher fuel and power costs. Primarily affected was our International Marine Terminals facility, a Louisiana partnership owned 66 2/3% by us. IMT is a multi-purpose bulk commodity transfer terminal facility located in Port Sulphur, Louisiana. Its overall earnings before depreciation, depletion and amortization decreased $6.5 million in 2005 compared to 2004, largely the result of property damage and a general loss of business due to the effects of Hurricane Katrina.

    The year-to-year decrease from our Mid-Atlantic terminals included a $2.1 million decrease in earnings from our Pier IX bulk terminal, located in Newport News, Virginia, and a $2.0 million decrease in earnings from our Chesapeake Bay, Maryland bulk terminal. The decrease from Pier IX was primarily due to higher operating expenses in 2005 compared to 2004, due to incremental expenses associated with a new synfuel maintenance program and to higher demurrage expenses associated with increased cement imports. The decrease from our Chesapeake terminal was mainly due to higher operating expenses associated with higher movements of petroleum coke.

    The $22.3 million (9%) increase in earnings before depreciation, depletion and amortization in 2004 over 2003 (excluding the 2004 environmental adjustment) was driven by higher revenues from both our bulk and liquids terminal businesses, mainly due to the following:

    *  higher transfer volumes of bulk products;

    * higher demand for storage and distribution services offered for petroleum and liquid chemical products; and

    * additional storage and throughput capacity due to both terminal acquisitions and the completion of capital projects since the end of 2003.

    For all bulk terminal facilities owned during both years, total transloaded bulk tonnage volumes increased almost 11% in 2004, as compared to 2003. We also completed, in 2004, capital expansion and betterment projects at certain of our liquids terminal facilities that included the construction of additional petroleum products storage tanks. The construction increased our liquids storage capacity by approximately 600,000 barrels (2%), and at the same time, we maintained a liquids utilization capacity rate of 96%.

    Approximately half of the $22.3 million increase in earnings before depreciation, depletion and amortization in 2004 over 2003 was attributable to contributions from the bulk and liquids terminal businesses we acquired since the end of the third quarter of 2003. In addition to the 2004 acquisitions referred to above, these acquisitions included, among others, our Kinder Morgan Tampaplex marine terminal and inland bulk storage warehouse facility, both located in Tampa, Florida and acquired in December 2003. Combined, terminal operations acquired since the end of the third quarter of 2003 accounted for incremental amounts of earnings before depreciation, depletion and amortization of $10.0 million, revenues of $27.0 million and operating expenses of $15.7 million, respectively, in 2004.

    For terminal operations owned during both 2004 and 2003, earnings before depreciation, depletion and amortization charges increased $12.3 million (5%) and revenues increased $41.3 million (9%) in 2004, when compared to the prior year. Both increases were primarily attributable to record throughput at our Gulf Coast liquids terminals, and to higher coal, bulk and synfuel volumes from certain of our Mid-Atlantic terminals, which include our Chesapeake Bay bulk terminal and our Pier IX bulk terminal. Our two Gulf Coast liquids terminals located on the Houston, Texas Ship Channel, reported a combined $3.8 million increase in earnings before depreciation, depletion and amortization in 2004 compared to 2003. The increase was driven by a $7.1 million increase in revenues resulting from higher throughput volumes, contract price escalations, additional service contracts and new pipeline connections.

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

    Segment revenues for all terminals owned during both 2005 and 2004 increased $44.1 million (8%) in 2005, when compared to the prior year. The increase was primarily due to the following:

    * a $16.7 million (19%) increase from our Pasadena and Galena Park Gulf Coast liquids terminals, due primarily to higher petroleum transmix sales and to additional customer contracts and tankage capacity;

    * a $12.7 million (15%) increase from our Midwest region, due primarily to higher cement handling revenues at our Dakota terminal, increased tonnage at our Milwaukee terminal, and higher marine fuel sales at our Dravosburg, Pennsylvania terminal;

    * a $5.8 million (10%) increase from our Mid-Atlantic region, due primarily to higher coal volumes and higher dockage revenues at our Shipyard River terminal, located in Charleston, South Carolina, higher cement, iron ore, and dockage revenues at our Pier IX bulk terminal, and incremental revenues from our North Charleston liquids/bulk terminal, located just north of our Shipyard facility and acquired effective April 30, 2004; and

    * a $4.2 million (40%) increase from our engineering and terminal design services, due to increased fee revenues discussed above.

    Segment revenues for all terminals owned during both 2004 and 2003 increased $41.3 million (9%) in 2004 compared to 2003. The increase was primarily due to the following:

    * a $15.0 million (23%) increase from our Mid-Atlantic region, due primarily to higher petroleum coke, coal, and iron volumes at our Chesapeake Bay facility, located in Sparrows Point, Maryland, and to higher synfuel and coal tonnage at our Pier IX bulk terminal;

    * an $8.3 million (9%) increase from our Lower Mississippi (Louisiana) region, due primarily to higher tonnage and dockage revenue at our IMT facility, partly offset by lower revenues at our Harvey, Louisiana liquids facility due to higher customer tankage release in 2004;

    * an $8.0 million (11%) increase from our Northeast region, due primarily to higher throughput and additional tankage at our Carteret, New Jersey liquids facility, and to higher volumes of salt, Belgian block and scrap iron handled at our Port Newark terminal; and

    * a $7.1 million (9%) increase from our Pasadena and Galena Park Gulf Coast liquids facilities, largely attributable to internal growth, resulting from both additional customer contracts and completed expansion projects undertaken to increase leaseable liquids capacity.

    Excluding the effects attributable to the 2005 and 2004 environmental liability adjustments, our Terminal segment's combined operating expenses increased $97.1 million (36%) in 2005 compared to 2004, and $43.7 million (19%) in 2004 compared to 2003. In addition to the incremental expenses related to our terminal acquisitions described above, the overall increases in segment expenses included year-over-year increases of $33.0 million (13%) in 2005 from terminals owned during both 2005 and 2004, and $28.0 million (12%) in 2004 from terminals owned during both 2004 and 2003.

    The increase in expenses from terminals owned in both 2005 and 2004 was mainly due to higher expenses from our Mid-Atlantic, Midwest, Louisiana and Gulf Coast terminals. The Mid-Atlantic increase was largely due to higher operating, maintenance and labor expenses at our Pier IX and Chesapeake Bay facilities, discussed above, and to higher general and equipment maintenance and labor expenses at our Shipyard River terminal, due to higher bulk tonnage volumes. The increase in operating expenses from our Midwest terminals included higher expenses at our Milwaukee terminal, due to increased trucking and maintenance expenses associated with the increase in coal volumes; higher cost of sales expense at our Dravosburg terminal, due to marine oil purchasing costs and inventory maintenance; and higher expenses at our Dakota terminal, due to higher repair and labor expenses associated with higher cement volumes, and lower capitalized overhead in 2005, due to the completion of its cement unloading and storage facility in late 2004. The increase in expenses from the terminals in our Louisiana region was largely due to property damage related to the two Gulf Coast hurricanes in the third quarter of 2005. Since the affected properties were insured, our expenses were limited to the amount of the deductible under our insurance policies. The year-to-year increase in expenses from our Gulf Coast terminals was chiefly due to higher labor, fuel and power expenses.

    The increase in expenses from terminals owned in both 2004 and 2003 was largely due to higher bulk tonnage transfer volumes and increased liquids throughput and storage capacity in 2004. The increases were primarily reflected as higher operating, maintenance, fuel and electricity expenses, including payroll, trucking, equipment rental and docking expenses, all related to increased dry-bulk and liquids product transfers and ship conveyance activities.

    Income tax expenses totaled $11.1 million in 2005, $5.5 million in 2004 (excluding the $0.1 million tax expense on earnings attributable to adjustments to the environmental liabilities recorded by taxable entities) and $3.9 million in 2003. The $5.6 million (102%) increase in 2005 compared to 2004 was mainly attributable to higher taxable income and to certain permanent differences between taxable income and financial income, both related to Kinder Morgan Bulk Terminals, Inc. and its consolidated subsidiaries. Kinder Morgan Bulk Terminals, Inc. is the tax-paying entity that owns many of our bulk terminal businesses which handle non-qualifying products. The $1.6 million (41%) increase in income tax expense in 2004 compared to 2003 was primarily due to incremental expense related to the taxable income of Kinder Morgan River Terminals LLC and its consolidated subsidiaries.

    Non-cash depreciation, depletion and amortization charges increased $16.2 million (38%) in 2005 compared to 2004 and $5.8 million (16%) in 2004 compared to 2003. The increase in 2005 versus 2004 was mainly due to incremental depreciation charges related to the terminal acquisitions we have made since the end of the third quarter of 2004. Collectively, these acquisitions accounted for incremental depreciation expenses of $13.7 million in 2005; the remaining increase was associated with capital spending. The increase in 2004 versus 2003 was primarily due to property acquisitions and capital spending, and to adjustments made to the estimated remaining useful lives of depreciable property since the end of 2003.

    For 2006, we currently expect that our Terminals segment will report earnings before depreciation, depletion and amortization expense of approximately $377.3 million, a 19% increase over the $318.1 million in earnings reported in 2005, excluding the effect from environmental liability adjustments. The earnings increase is expected to be driven by on-going capital expansion projects, expected increases in bulk tonnage and liquids transfer volumes, and by incremental earnings from the inclusion of a full year of operations from the terminal operations we acquired during 2005.

    Other

                                                                        Year Ended December 31,
                                                                -------------------------------------
                                                                    2005        2004          2003
                                                                ----------   ----------    ----------
                                                                  (In thousands - income/(expense))
General and administrative expenses..........................   $ (216,706)  $ (170,507)   $ (150,435)
Unallocable interest, net....................................     (264,203)    (194,973)     (181,357)
Minority interest............................................       (7,262)      (9,679)       (9,054)
Loss from early extinguishment of debt.......................            -       (1,562)            -
Cumulative effect adjustment from change in accounting
principle....................................................            -            -         3,465
                                                                ----------   ----------    ----------
  Interest and corporate administrative expenses.............   $ (488,171)  $ (376,721)   $ (337,381)
                                                                ==========   ==========    ==========

    Items not attributable to any segment include general and administrative expenses, unallocable interest income, interest expense and minority interest. We also included both the $1.6 million loss from our early extinguishment of debt in 2004 and the $3.4 million benefit from the cumulative effect adjustment of a change in accounting for asset retirement obligations as of January 1, 2003 as items not attributable to any business segment.

    The loss from the early extinguishment of debt represented the excess of the price we paid to repurchase and retire the principal amount of $87.9 million of tax-exempt industrial revenue bonds over the bonds' carrying value. Pursuant to certain provisions that gave us the right to call and retire the bonds prior to maturity, we took advantage of the opportunity to refinance at lower rates, and we included the $1.6 million loss under the caption "Other, net" in our accompanying consolidated statement of income. For more information on this early extinguishment of debt, see Note 9 to our consolidated financial statements, included elsewhere in this report.

    The cumulative benefit from our change in accounting for asset retirement obligations was accounted for as a change in accounting principal pursuant to our adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003. Our 2003 income before the cumulative effect adjustment totaled $693.9 million ($1.98 per diluted unit). For more information on this cumulative effect adjustment from a change in accounting principle, see Note 4 to our consolidated financial statements, included elsewhere in this report.

    Our general and administrative expenses include such items as salaries and employee-related expenses, payroll taxes, legal fees, unallocated litigation and environmental accruals, insurance and office supplies and rentals. Overall general and administrative expenses totaled $216.7 million in 2005, compared to $170.5 million in 2004 and $150.4 million in 2003. We continue to aggressively manage our infrastructure expense and to focus on our productivity and expense controls.

    The $46.2 million (27%) increase in general and administrative expenses in 2005 compared to 2004 included incremental litigation and environmental settlement expenses of $33.4 million. The additional expenses were associated with higher negotiated settlement costs in 2005 versus 2004, including a $25 million expense for a settlement reached in the first quarter between us and a shipper on our Kinder Morgan Tejas natural gas pipeline system, and an $8.4 million expense related to settlements of environmental matters at certain of our operating sites located in the State of California. For more information on our litigation matters, see Note 16 to our consolidated financial statements, included elsewhere in this report.

     The remaining increase in general and administrative expenses reflected higher expenses incurred from KMI's operation of our natural gas pipeline assets, associated with higher actual costs in 2005 versus lower negotiated costs in 2004; higher insurance expenses, largely due to higher workers compensation claims; and higher legal, benefits, and corporate secretary services. The $20.1 million (13%) increase in general and administrative expenses in 2004 compared to 2003 was principally due to higher employee bonus and benefit expenses, higher corporate and employee-related insurance expenses, and higher corporate service expenses, including legal, internal audit and human resources.

    Interest expense, net of unallocable interest income, totaled $264.2 million in 2005, $195.0 million in 2004 and $181.4 million in 2003. The $69.2 million (35%) increase in net interest charges in 2005 versus 2004 was due to both higher average debt borrowings and higher effective interest rates. Our average debt balance (excluding the market value of interest rate swaps) increased 10% in 2005 compared to 2004, largely due to incremental borrowings made in connection with both internal capital spending and external acquisitions. Additionally, we issued a net $300 million in principal amount of senior notes on March 15, 2005, when we both closed a public offering of $500 million in principal amount of senior notes and retired a principal amount of $200 million. The weighted average interest rate on all of our borrowings increased 13% in 2005 compared to 2004, reflecting a general rise in interest rates since the end of 2004.

    Although our average borrowing rates were essentially flat across both 2003 and 2004, we incurred a $13.6 million (7%) increase in net interest charges in 2004 as a result of higher average debt levels. Our average borrowings increased 13% in 2004 compared to 2003, primarily due to both higher capital spending, related to internal expansions and improvements, and to incremental borrowings made in connection with acquisition expenditures. For more information on our capital expansion and acquisition expenditures, see "Liquidity and Capital Resources - Investing Activities".

    We use interest rate swap agreements to help manage our interest rate risk. The swaps are contractual agreements we enter into in order to transform a portion of the underlying cash flows related to our long-term fixed rate debt securities into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. However, in a period of rising interest rates, these swaps will result in period-to-period increases in our interest expense. For more information on our interest rate swaps, see Note 14 to our consolidated financial statements, included elsewhere in this report.

    Minority interest, representing the deduction in our consolidated net income attributable to all outstanding ownership interests in our five operating limited partnerships and their consolidated subsidiaries that are not held by us, totaled $7.3 million in 2005, compared to $9.7 million in 2004 and $9.1 million in 2003. The $2.4 million (25%) decrease in 2005 compared to 2004 was chiefly due to lower net income allocated to the 33 1/3% minority interest in the IMT Partnership in 2005, due to business interruption caused by Hurricane Katrina. The $0.6 million (7%) increase in 2004 versus 2003 resulted mainly from higher overall partnership income, partly offset by our November 2003 acquisition of the remaining approximate 32% ownership interest in MidTex Gas Storage Company, LLP that we did not already own, thereby eliminating the associated minority interest.

Liquidity and Capital Resources

    We attempt to maintain a conservative overall capital structure, with a long-term target mix of approximately 60% equity and 40% debt. The following table illustrates the sources of our invested capital (dollars in thousands). In addition to our results of operations, these balances are affected by our financing activities as discussed below:

                                                                                  December 31,
                                                                    -----------------------------------------
                                                                        2005           2004          2003
                                                                    ------------   ------------  ------------
Long-term debt, excluding market value of interest rate swaps....   $  5,220,887   $  4,722,410  $  4,316,678
Minority interest................................................         42,331         45,646        40,064
Partners' capital, excluding accumulated other comprehensive loss      4,693,414      4,353,863     3,666,737
                                                                    ------------   ------------  ------------
  Total capitalization...........................................      9,956,632      9,121,919     8,023,479
Short-term debt, less cash and cash equivalents..................        (12,108)             -       (21,081)
                                                                    -------------  ------------  ------------
  Total invested capital.........................................   $  9,944,524   $  9,121,919  $  8,002,398
                                                                    ============   ============  ============
Capitalization:
  Long-term debt, excluding market value of interest rate swaps..           52.4%          51.8%         53.8%
  Minority interest..............................................            0.4%           0.5%          0.5%
  Partners' capital, excluding accumulated other comprehensive
  loss...........................................................           47.2%          47.7%         45.7%
                                                                    ------------   ------------  ------------
                                                                           100.0%         100.0%        100.0%
                                                                    ============   ============  ============
Invested Capital:
  Total debt, less cash and cash equivalents and excluding
    market value of interest rate swaps..........................           52.4%          51.8%         53.7%
  Partners' capital and minority interest, excluding
    accumulated other comprehensive loss ........................           47.6%          48.2%         46.3%
                                                                    ------------   ------------  ------------

                                                                           100.0%         100.0%        100.0%
                                                                    ============   ============  ============

    Our primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, expansion capital expenditures and quarterly distributions to our common unitholders, Class B unitholders and general partner. In addition to utilizing cash generated from operations, we could meet our cash requirements (other than distributions to our common unitholders, Class B unitholders and general partner) through borrowings under our credit facility, issuing short-term commercial paper, long-term notes or additional common units or the proceeds from purchases of additional i-units by KMR with the proceeds from issuances of KMR shares.

    In general, we expect to fund:

    * cash distributions and sustaining capital expenditures with existing cash and cash flows from operating activities;

    * expansion capital expenditures and working capital deficits with retained cash (resulting from including i-units in the determination of cash distributions per unit but paying quarterly distributions on i-units in additional i-units rather than cash), additional borrowings, the issuance of additional common units or the proceeds from purchases of additional i-units by KMR;

    *  interest payments with cash flows from operating activities; and

    * debt principal payments with additional borrowings, as such debt principal payments become due, or by the issuance of additional common units or the issuance of additional i-units to KMR.

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

    Short-term Liquidity

    We employ a centralized cash management program that essentially concentrates the cash assets of our operating partnerships and their subsidiaries in joint accounts for the purpose of providing financial flexibility and lowering the cost of borrowing. Our centralized cash management program provides that funds in excess of the daily needs of our operating partnerships and their subsidiaries are concentrated, consolidated, or otherwise made available for use by other entities within our consolidated group. We place no restrictions on the ability to move cash between entities, payment of inter-company balances or the ability to upstream dividends to parent companies other than restrictions that may be contained in agreements governing the indebtedness of those entities.

    Furthermore, certain of our operating subsidiaries are subject to Federal Energy Regulatory Commission enacted reporting requirements for oil and natural gas pipeline companies that participate in cash management programs. FERC-regulated entities subject to these rules must, among other things, place their cash management agreements in writing, maintain current copies of the documents authorizing and supporting their cash management agreements, and file documentation establishing the cash management program with the FERC.

    Our principal sources of short-term liquidity are our revolving bank credit facility, our $1.6 billion short-term commercial paper program (which is supported by our revolving bank credit facility, with the amount available for borrowing under our credit facility being reduced by our outstanding commercial paper borrowings) and cash provided by operations. In August 2005, we replaced our previous five-year credit facility that had a borrowing capacity of $1.25 billion with a five-year senior unsecured revolving credit facility that has a borrowing capacity of $1.6 billion, and we increased our commercial paper program by $350 million to provide for the issuance of up to $1.6 billion. Our five-year bank facility is due August 18, 2010, and can be used for general corporate purposes and as a backup for our commercial paper program. There were no borrowings under our credit facility as of December 31, 2005. After inclusion of our outstanding commercial paper borrowings and letters of credit, the remaining available borrowing capacity under our bank facility was $434.5 million as of December 31, 2005.

    In addition, on February 22, 2006, we entered into a second credit facility: a $250 million unsecured nine month credit facility that matures November 21, 2006. This new credit facility includes covenants and requires payment of facility fees that are similar in nature to the covenants and facility fees required by our five-year credit facility.

    For the year ended December 31, 2005, we continued to generate strong cash flow from operations, and we provided for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to our commercial paper program and long-term revolving credit facility. As of December 31, 2005, our outstanding short-term debt was $575.6 million. We intended and had the ability to refinance all of our short-term debt on a long-term basis under our unsecured long-term credit facility. Accordingly, such amounts have been classified as long-term debt in our accompanying consolidated balance sheet. Currently, we believe our liquidity to be adequate. For more information on our credit facility, see Note 9 to our consolidated financial statements included elsewhere in this report.

    On August 2, 2005, following KMI's announcement of its proposed acquisition of Terasen Inc., Standard & Poor's Rating Services placed our debt credit ratings, as well as KMI's ratings, on CreditWatch with negative implications. On December 5, 2005, S&P affirmed our debt credit ratings, as well as KMI's ratings, with a negative outlook and removed them from CreditWatch. As of February 28, 2006, there was no change in our S&P credit rating. On February 23, 2006, Moody's Investors Service, which also publishes credit ratings on commercial entities, affirmed our debt credit ratings and changed its rating outlook from negative to stable. As of February 28, 2006, there was no change in our Moody's credit rating.

    Some of our customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. We are working to implement, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance our credit position relating to amounts owed from these customers. We cannot provide assurance that one or more of our financially distressed customers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations or future cash flows.

    Long-term Financing Transactions

    Debt Financing

    From time to time we issue long-term debt securities. All of our long-term debt securities issued to date, other than those issued under our revolving credit facility or those issued by our subsidiaries and operating partnerships, generally have the same terms except for interest rates, maturity dates and prepayment premiums. All of our outstanding debt securities are unsecured obligations that rank equally with all of our other senior debt obligations; however, a modest amount of secured debt has been incurred by some of our operating partnerships and subsidiaries. Our fixed rate notes provide that we may redeem the notes at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium.

    On March 15, 2005, we paid $200 million to retire the principal amount of our 8.0% senior notes that matured on that date. Also on March 15, 2005, we closed a public offering of $500 million in principal amount of 5.80% senior notes due March 15, 2035 at a price to the public of 99.746% per note. In the offering, we received proceeds, net of underwriting discounts and commissions, of approximately $494.4 million. We used the proceeds remaining after repayment of the 8.0% senior notes to reduce our commercial paper debt.

    As of December 31, 2005, our total liability balance due on the various series of our senior notes was $4,489.5 million. For more information on our senior notes, see Note 9 to our consolidated financial statements included elsewhere in this report. As of December 31, 2005, the total liability balance due on the borrowings of our operating partnerships and subsidiaries was $165.2 million.

    Equity Financing

    On August 16, 2005, we issued, in a public offering, 5,000,000 of our common units at a price of $51.25 per unit, less commissions and underwriting expenses. At the time of the offering, we granted the underwriters a 30-day option to purchase up to an additional 750,000 common units from us on the same terms and conditions, and we issued an additional 750,000 common units on September 9, 2005 upon the underwriters' exercise of this option. After commissions and underwriting expenses, we received net proceeds of $283.6 million for the issuance of these 5,750,000 common units.

    On November 8, 2005, we issued, in a public offering, 2,600,000 of our common units at a price of $51.75 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, we received net proceeds of $130.1 million for the issuance of these common units.

    We used the proceeds from both offerings to reduce the borrowings under our commercial paper program.

    Capital Requirements for Recent Transactions

    During 2005, our cash outlays for the acquisition of assets totaled $307.8 million. With the exception of our acquisitions of the bulk terminal operations from Trans-Global Solutions, Inc. and the ownership interests in General Stevedores, L.P. from its previous partners, both of which were partially acquired by the issuance of additional common units, we utilized our commercial paper program to fund our 2005 acquisitions. We then reduced our short-term borrowings with the proceeds from our March 2005 issuance of long-term senior notes and our August and November 2005 issuances of common units. We intend to refinance the remainder of our current short-term debt and any additional short-term debt incurred during 2006 through a combination of long-term debt, equity and the issuance of additional commercial paper to replace maturing commercial paper borrowings.

    In February 2005, a shelf registration statement became effective allowing us to issue up to a total of $2 billion in debt and/or equity securities. As of December 31, 2005, we had approximately $1.5 billion of availability remaining on this shelf registration statement. We are committed to maintaining a cost effective capital structure and we intend to finance new acquisitions using a mix of approximately 60% equity financing and 40% debt financing. For more information on our capital requirements during 2005 in regard to our acquisition expenditures, see Note 3 to our consolidated financial statements included elsewhere in this report.

    Summary of Off Balance Sheet Arrangements

    We have invested in entities that are not consolidated in our financial statements. As of December 31, 2005, our obligations with respect to these investments, as well as our obligations with respect to a letter of credit, are summarized below (in millions):

                                                                                                              Our
                                                  Our           Remaining        Total       Total         Contingent
                                Investment     Ownership       Interest(s)      Entity       Entity         Share of
Entity                             Type        Interest         Ownership      Assets(4)      Debt       Entity Debt(5)
------------------------------  ----------     ---------       -----------     ---------     ------      --------------
                                 General
Cortez Pipeline Company........   Partner        50%             (1)            $88.0        $166.6       $83.3 (2)

Red Cedar Gathering               General                    Southern Ute
    Company....................   Partner        49%         Indian Tribe       $207.6       $39.3          $39.3

                                                              Nassau County,
Nassau County,                                              Florida Ocean
    Florida Ocean Highway                                    Highway and
    and Port Authority (3).....    N/A            N/A       Port Authority       N/A          N/A           $24.9
---------

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

(3) Arose from our Vopak terminal acquisition in July 2001. Nassau County, Florida Ocean Highway and Port Authority is a political subdivision of the State of Florida. During 1990, Ocean Highway and Port Authority issued its Adjustable Demand Revenue Bonds in the aggregate principal amount of $38.5 million for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida. A letter of credit was issued as security for the Adjustable Demand Revenue Bonds and was guaranteed by the parent company of Nassau Terminals LLC, the operator of the port facilities. In July 2002, we acquired Nassau Terminals LLC and became guarantor under the letter of credit agreement. In December 2002, we issued a $28 million letter of credit under our credit facilities and the former letter of credit guarantee was terminated. As of December 31, 2005, the value of this letter of credit outstanding under our credit facility was $24.9 million. Principal payments on the bonds are made on the first of December each year and reductions are made to the letter of credit.

(4)  Principally property, plant and equipment.

(5) Represents the portion of the entity's debt that we may be responsible for if the entity cannot satisfy the obligation.

    We account for our investments in the Red Cedar Gathering Company and Cortez Pipeline Company under the equity method of accounting. For the year ended December 31, 2005, our share of earnings, based on our ownership percentage and before amortization of excess investment cost was $26.3 million from Cortez Pipeline Company, and $32.0 million from Red Cedar Gathering Company. Additional information regarding the nature and business purpose of these investments is included in Notes 7 and 13 to our consolidated financial statements included elsewhere in this report.

    Summary of Certain Contractual Obligations

                                                      Amount of Commitment Expiration per Period
                                            ----------------------------------------------------------------
                                                            1 Year                                  After 5
                                               Total        or Less     2-3 Years    4-5 Years       Years
                                            ----------     --------     --------   ----------     ----------
                                                                    (In thousands)
Contractual Obligations:
Commercial paper outstanding............... $  566,200     $566,200     $     --   $       --     $       --
Other debt borrowings-principal payments...  4,654,687        9,401      269,767      516,635      3,858,884
Interest payments(a).......................  4,152,111      319,732      570,079      526,072      2,736,228
Lease obligations(b).......................    150,678       29,626       47,785       28,527         44,740
Post-retirement welfare plans(c)...........      3,359          337          667          683          1,672
Other obligations(d).......................     97,494       13,646       40,290       21,538         22,020
                                            ----------     --------     --------   ----------     ----------
Total...................................... $9,624,529     $938,942     $928,588   $1,093,455     $6,663,544
                                            ==========     ========     ========   ==========     ==========

Other commercial commitments:
Standby letters of credit(e)............... $  660,380     $659,890     $     --   $      490     $       --
                                            ==========     ========     ========   ==========     ==========
Capital expenditures(f).................... $   51,862     $ 51,862           --           --             --
                                            ==========     ========     ========   ==========     ==========

----------

(a) Interest payment obligations exclude adjustments for interest rate swap agreements.

(b) Represents commitments for capital leases, including interest, and operating leases.

(c) Represents expected contributions to post-retirement welfare plans based on calculations of independent enrolled actuary as of December 31, 2005.

(d) Consist of payments due under carbon dioxide take-or-pay contracts, carbon dioxide removal contracts, natural gas liquids joint tariff agreements and, for the 2-3 Years column only, our purchase and sale agreement with Trans-Global Solutions, Inc. for the acquisition of our Texas Petcoke terminal assets.

(e) The $660.4 million in letters of credit outstanding as of December 31 2005 consisted of the following: (i) a combined $534 million in five letters of credit supporting our hedging of commodity price risks; (ii) our $30.3 million guarantee under letters of credit supporting our International Marine Terminals Partnership Plaquemines, Louisiana Port, Harbor, and Terminal Revenue Bonds; (iii) a $25.4 million letter of credit supporting our Kinder Morgan Liquids Terminals LLC New Jersey Economic Development Revenue Bonds; (iv) a $24.9 million letter of credit supporting Nassau County, Florida Ocean Highway and Port Authority tax-exempt bonds; (v) a $24.1 million letter of credit supporting our Kinder Morgan Operating L.P. "B" tax-exempt bonds; (vi) a $5.4 million letter of credit supporting our Arrow Terminals, L.P. Illinois Development Revenue Bonds; and (vii) a combined $16.3 million in six letters of credit supporting environmental and other obligations of us and our subsidiaries.

(f) Represents commitments for the purchase of plant, property and equipment as of December 31, 2005.

    In our 2006 sustaining capital expenditure plan, we have budgeted $170.0 million, primarily for the purchase of plant and equipment. Sustaining capital expenditures are defined as capital expenditures which do not increase the capacity of an asset. All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary.

    Operating Activities

    Net cash provided by operating activities was $1,289.4 million in 2005, versus $1,155.1 million in 2004. The year-to-year overall increase of $134.3 million (12%) in cash flow from operations in 2005 compared to 2004 consisted of the following:

    * a $166.1 million increase in cash from overall higher partnership income in 2005, net of non-cash items such as depreciation, depletion and amortization charges, undistributed earnings from equity investments, and non-cash operating expense adjustments that included the $105.0 million expense attributable to an increase in our reserves related to our rate case liability, and the $23.3 million expense attributable to an increase in our environmental reserves;

    * a $22.4 million decrease in cash inflows relative to net changes in non-current assets and liabilities;

    * a $7.2 million decrease relative to net changes in working capital items; and

    * a $2.2 million decrease related to lower distributions received from equity investments.

    The higher partnership income reflects the increase in cash earnings from our four reportable business segments in 2005, as discussed above in "-Results of Operations." The decrease in cash inflows relative to net changes in non-current assets and liabilities related to, among other things, higher payments made in 2005 to reduce long-term liabilities and reserves for items such as natural gas imbalances, pipeline rate case liabilities, and other third party claims. The decrease in cash inflows from working capital accounts was primarily due to higher income tax payments in 2005 compared to 2004, as increases in accounts receivables, inventories, and other current assets were largely offset by increases in accounts payables and other current liabilities. The decrease in cash inflows from our equity investees was primarily due to lower distributions received from Cortez Pipeline, due to lower overall partnership net income in 2005 versus 2004. The decrease from Cortez more than offset a $5.2 million increase in distributions received from Red Cedar as a result of higher year-over-year cash earnings.

    Investing Activities

    Net cash used in investing activities was $1,181.1 million for the year ended December 31, 2005, compared to $1,250.5 million for the prior year. The $69.4 million (6%) overall decrease in funds utilized in investing activities was mainly attributable to:

    * a $172.1 million decrease due to lower expenditures made for strategic business acquisitions;

    * an $8.8 million decrease due to higher net proceeds received from the sale of investments, property, plant and equipment;

    * a $5.8 million decrease related to lower contributions to equity investments; and

    *  a $115.8 million increase due to higher capital expenditures.

    We continue to make significant investments in strategic acquisitions. For 2005, our acquisition outlays totaled $307.8 million, including cash outflows of $188.4 million for the acquisition of our Texas petroleum coke bulk terminal assets, $52.9 million for our North Dayton, Texas natural gas storage facility, and $23.9 million for the acquisition of our Kinder Morgan Staten Island liquids terminal. For 2004, our acquisitions totaled $479.9 million, including cash outflows of $211.2 million for the acquisition of our TransColorado Pipeline from KMI, $120.6 million for the acquisition of additional refined petroleum products terminals included in our Southeast terminal operations, and $89.9 million for the acquisition of our Kinder Morgan Wink Pipeline. Both our 2005 and 2004 acquisition expenditures are discussed more fully in Note 3 to our consolidated financial statements included elsewhere in this report.

    The period-to-period decrease in cash used in investing activities as a result of higher proceeds received from the sale of property, plant and equipment was largely due to the 2005 sales of certain surplus pumping units previously used in our CO2 business segment. The decrease in cash used relative to lower contributions paid to equity investees was mainly due to lower contributions to Red Cedar, largely due to its higher net income in 2005 compared to 2004. Since the summer of 2004, Red Cedar has increased it expansion capital spending and has funded a large portion of the expenditures with retained cash.

    The $115.8 million (15%) increase in cash used due to higher capital expenditures was driven by higher internal capital spending in our Terminals and Products Pipelines business segments, as we continued to expand and grow our existing asset infrastructure through capital projects that further increase storage and throughput across our pipeline and terminal networks. Including expansion and maintenance projects, our capital expenditures were $863.1 million in 2005, compared to $747.3 million in 2004.

    During 2005, we continued construction work related to our previously announced $210 million expansion of our Pacific operations' East Line Pipeline, which is expected to be completed in April 2006. When completed, the expansion will increase capacity on our El Paso, Texas to Tucson, Arizona pipeline by approximately 56%, and on our Tucson to Phoenix, Arizona pipeline by approximately 80%. In August 2005, we announced plans for a second expansion to our East Line Pipeline. This second expansion consists of replacing approximately 140 miles of 12-inch diameter pipe between El Paso and Tucson with 16-inch diameter pipe. The project also includes the construction of additional pump stations on the East Line. The project is expected to cost approximately $145 million. We began the permitting process for this project in September 2005, we expect construction to begin in January 2007, and we expect to complete the expansion project in the fourth quarter of 2007.

    Expansion projects that contributed to internal growth in our Terminals segment included adding storage tanks to increase leaseable capacity for refined petroleum products at our liquids terminals located on the Houston Ship Channel and in the New York Harbor area, along with expanding dock and handling capabilities at our Kinder Morgan Tampaplex bulk terminal located in Tampa, Florida. Furthermore, in January 2006, we announced a $45 million expansion project at our Perth Amboy, New Jersey liquids terminal located along the Arthur Kill River in the New York Harbor. The investment will involve the construction of nine new storage tanks with a capacity of 1.4 million barrels for gasoline, diesel and jet fuel. The new tanks are expected to be in service during the first quarter of 2007.

    In addition, during 2005 we announced the planned construction of our Rockies Express and Kinder Morgan Louisiana pipelines. The Rockies Express Pipeline is a 1,323-mile pipeline that will transport up to 1.8 billion cubic feet per day of natural gas from the Rocky Mountains to eastern Ohio and will cost over $4 billion to complete. We will operate the pipeline and initially hold a 66 2/3% ownership interest. Sempra Energy will hold the remaining 33 1/3% ownership interest. In addition, in exchange for shipper commitments to the project, we and Sempra have granted options to June 3, 2006, to acquire equity in the project, which, if fully exercised, could result in us owning a minimum interest of 50% and Sempra owning a minimum interest of 25% after the project is completed. We will build and hold sole ownership interest in the Kinder Morgan Louisiana Pipeline, a 138-mile pipeline that will cost approximately $500 million. The pipeline will provide takeaway capacity from the Cheniere liquefied natural gas facility in Louisiana and will deliver natural gas into the country's pipeline network. We intend to finance these two projects with 50% equity and 50% debt. We will issue equity for these projects in tranches to coincide with construction and in-service dates. The permanent debt for the Rockies Express Pipeline, a joint venture, will likely be non-recourse to us.

    Our sustaining capital expenditures were $140.8 million in 2005, compared to $119.2 million in 2004. Sustaining capital expenditures are defined as capital expenditures which do not increase the capacity of an asset. All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary.

    Financing Activities

    Net cash used in financing activities was $96.0 million in 2005; while in the prior year, our financing activities provided net cash of $72.1 million. The $168.1 million overall decrease in cash inflows provided by financing activities was primarily due to:

    *    a $158.9 million decrease from higher partnership distributions;

    *    a $158.5 million decrease from overall equity issuances; and

    *    a $29.3 million decrease from lower cash book overdrafts; and

    *    a $176.8 million increase from overall debt financing activities.

    The $158.9 million (20%) year-to-year decrease from higher partnership distributions in 2005 versus 2004 was due to an increase in the per unit cash distributions paid, an increase in the number of units outstanding and an increase in our general partner incentive distributions. We paid distributions of $3.07 per unit in 2005 compared to $2.81 per unit in 2004. The 9% increase in distributions paid per unit principally resulted from favorable operating results in 2005. The increase in our general partner incentive distributions resulted from both increased cash distributions per unit and an increase in the number of common units and i-units outstanding.

    Cash distributions to all partners, consisting of our common and Class B unitholders (including KMI), our general partner, and minority interests, increased to $949.9 million in 2005 compared to $791.0 million in 2004. We also distributed 3,760,732 and 3,500,512 i-units in quarterly distributions during 2005 and 2004, respectively, to KMR, our sole i-unitholder. The amount of i-units distributed in each quarter was based upon the amount of cash we distributed to the owners of our common and Class B units during that quarter of 2005 and 2004. For each outstanding i-unit that KMR held, a fraction of an i-unit was issued. The fraction was determined by dividing the cash amount distributed per common unit by the average of KMR's shares' closing market prices for the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

    The $158.5 million decrease in cash inflows from partnership equity issuances was primarily related to the incremental cash we received from our 2004 issuances of both common and i-units over cash received from our 2005 issuance of common units. In 2005, we received proceeds of $415.6 million from additional partnership equity issuances, primarily consisting of the following (amounts are net of all commissions and underwriting expenses):

    * $283.6 million received from our issuance of 5,750,000 common units in an August 2005 public offering; and

    * $130.1 million received from our issuance of 2,600,000 common units in a November 2005 public offering.

    In 2004, we received proceeds of $574.1 million from additional partnership equity issuances, primarily consisting of the following (amounts are net of all commissions and underwriting expenses):

    * $237.8 million received from our issuance of 5,300,000 common units in a February 2004 public offering;

    * $14.9 million received from our issuance of 360,664 i-units in March 2004 to KMR;

    * $268.3 million received from our issuance of 6,075,000 common units in a November 2004 public offering; and

    * $52.6 million received from our issuance of 1,300,000 i-units in November 2004 to KMR.

    In both 2005 and 2004, we used the proceeds from each of these issuances to reduce the borrowings under our commercial paper program.

    The $29.3 million year-to-year decrease in cash inflows from lower cash book overdrafts, which represent outstanding checks in excess of funds on deposit, resulted from a lower amount of outstanding checks in 2005, due to timing differences in the payments of year-end accruals and outstanding vendor invoices in 2005 versus 2004.

    The overall year-to-year decrease in cash inflows provided by our financing activities included a $176.8 million increase in cash inflows from overall debt financing activities, which include issuances and payments of debt, loans to related parties and debt issuance costs. The increase in cash inflows from our debt financing activities was mainly attributable to the following:

    * a $158.5 million increase due to higher net commercial paper borrowings in 2005 versus 2004;

    * a $98.4 million increase from net changes in our related party loan to Plantation Pipe Line Company. In July 2004, we loaned Plantation $97.2 million, which corresponded to our 51.17% ownership interest, in exchange for a seven year note receivable bearing interest at the rate of 4.72% per annum. The loan allowed Plantation to pay all of its outstanding credit facility and commercial paper borrowings. As of December 31, 2005, the principal amount receivable from this note was $94.2 million;

    * an $87.9 million increase related to payments, in 2004, to redeem and retire the principal amount of five series of tax-exempt bonds related to certain liquids terminal facilities. Pursuant to certain provisions that gave us the right to call and retire the bonds prior to maturity, we took advantage of the opportunity to refinance at lower rates;

    * a $28.4 million increase related to payments, in 2004, to retire a significant portion of the $33.7 million of outstanding debt assumed as part of our October 2004 acquisition of Kinder Morgan River Terminals, LLC;

    * a $9.5 million increase related to payments, in 2004, to retire all of the outstanding debt assumed as part of our August 2004 acquisition of Kinder Morgan Wink Pipeline, L.P.;

    * a $200 million decrease from the retirement of senior notes due March 15, 2005. On that date, we paid a maturing amount of $200 million in principal amount of 8.0% senior notes;

    * a $3.0 million decrease related to payments, in 2005, to retire all of the outstanding debt assumed as part of our July 2005 acquisition of General Stevedores, L.P.; and

    * a $1.8 million decrease related to payments, in 2005, to retire principal amounts of unsecured 5.23% senior notes assumed as part of our August 2005 acquisition of the North Dayton, Texas natural gas storage facility.

    In addition, in each of March 2005 and November 2004, we closed public offerings of $500 million in principal amount of senior notes. The offerings resulted in cash inflows, net of discounts and issuing costs, of $494.4 million and $496.3 million, respectively.

    During each of the years 2005 and 2004, we used our commercial paper borrowings to fund our asset acquisitions, capital expansion projects and other partnership activities. We subsequently raised funds to refinance a portion of those borrowings by completing public offerings of senior notes, issuing additional common units and, in 2004 only, issuing additional i-units. We used the proceeds from these debt and equity issuances to reduce our borrowings under our commercial paper program.

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

    Our general partner is granted discretion by our partnership agreement, which discretion has been delegated to KMR, subject to the approval of our general partner in certain cases, to establish, maintain and adjust reserves for future operating expenses, debt service, maintenance capital expenditures, rate refunds and distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated. When KMR determines our quarterly distributions, it considers current and expected reserve needs along with current and expected cash flows to identify the appropriate sustainable distribution level. For 2005, 2004 and 2003, we distributed 91.6%, 87.0% and 100.4%, of the total of cash receipts less cash disbursements, respectively (calculations assume that KMR unitholders received cash). The difference between these numbers and 100% of distributable cash flow reflects net changes in reserves.

    Our general partner and owners of our common units and Class B units receive distributions in cash, while KMR, the sole owner of our i-units, receives distributions in additional i-units. We do not distribute cash to i-unit owners but retain the cash for use in our business. However, the cash equivalent of distributions of i-units is treated as if it had actually been distributed for purposes of determining the distributions to our general partner. Each time we make a distribution, the number of i-units owned by KMR and the percentage of our total units owned by KMR increase automatically under the provisions of our partnership agreement.

    Available cash is initially distributed 98% to our limited partners and 2% to our general partner. These distribution percentages are modified to provide for incentive distributions to be paid to our general partner in the event that quarterly distributions to unitholders exceed certain specified targets.

    Available cash for each quarter is distributed:

    * first, 98% to the owners of all classes of units pro rata and 2% to our general partner until the owners of all classes of units have received a total of $0.15125 per unit in cash or equivalent i-units for such quarter;

    * second, 85% of any available cash then remaining to the owners of all classes of units pro rata and 15% to our general partner until the owners of all classes of units have received a total of $0.17875 per unit in cash or equivalent i-units for such quarter;

    * third, 75% of any available cash then remaining to the owners of all classes of units pro rata and 25% to our general partner until the owners of all classes of units have received a total of $0.23375 per unit in cash or equivalent i-units for such quarter; and

    * fourth, 50% of any available cash then remaining to the owners of all classes of units pro rata, to owners of common units and Class B units in cash and to owners of i-units in the equivalent number of i-units, and 50% to our general partner.

    Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. Our general partner's incentive distribution that we declared for 2005 was $473.9 million, while the incentive distribution paid to our general partner during 2005 was $454.3 million. The difference between declared and paid distributions is due to the fact that our distributions for the fourth quarter of each year are declared and paid in the first quarter of the following year.

    On February 14, 2006, we paid a quarterly distribution of $0.80 per unit for the fourth quarter of 2005. This distribution was 8% greater than the $0.74 distribution per unit we paid for the fourth quarter of 2004 and 5% greater than the $0.76 distribution per unit we paid for the first quarter of 2005. We paid this distribution in cash to our common unitholders and to our Class B unitholders. KMR, our sole i-unitholder, received additional i-units based on the $0.80 cash distribution per common unit. We believe that future operating results will continue to support similar levels of quarterly cash and i-unit distributions; however, no assurance can be given that future distributions will continue at such levels.

    Litigation and Environmental Matters

    As of December 31, 2005, we have recorded a total reserve for environmental claims, without discounting and without regard to anticipated insurance recoveries, in the amount of $51.2 million. In addition, we have recorded a receivable of $27.6 million for expected cost recoveries that have been deemed probable. The reserve is primarily established to address and clean up soil and ground water impacts from former releases to the environment at facilities we have acquired. Reserves for each project are generally established by reviewing existing documents, conducting interviews and performing site inspections to determine the overall size and impact to the environment. Reviews are made on a quarterly basis to determine the status of the cleanup and the costs associated with the effort . In assessing environmental risks in conjunction with proposed acquisitions, we review records relating to environmental issues, conduct site inspections, interview employees, and, if appropriate, collect soil and groundwater samples.

    As of December 31, 2005, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $136.5 million. The reserve is primarily related to various claims from lawsuits arising from our Pacific operations' pipeline transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision. Please refer to Note 16 to our consolidated financial statements included elsewhere in this report for additional information on our pending environmental and litigation matters, respectively. We believe we have established adequate environmental and legal reserves such that the resolution of pending environmental matters and litigation will not have a material adverse impact on our business, cash flows, financial position or results of operations. However, changing circumstances could cause these matters to have a material adverse impact.

    Regulation

    The Pipeline Safety Improvement Act of 2002 requires pipeline companies to perform integrity tests on natural gas transmission pipelines that exist in high population density areas that are designated as High Consequence Areas. Pipeline companies are required to perform the integrity tests within ten years of December 17, 2002, the date of enactment, and must perform subsequent integrity tests on a seven year cycle. At least 50% of the highest risk segments must be tested within five years of the enactment date. The risk ratings are based on numerous factors, including the population density in the geographic regions served by a particular pipeline, as well as the age and condition of the pipeline and its protective coating. Testing will consist of hydrostatic testing, internal electronic testing, or direct assessment of the piping. A similar integrity management rule for refined petroleum products pipelines became effective May 29, 2001. All baseline assessments for products pipelines must be completed by March 31, 2008. We have included all incremental expenditures estimated to occur during 2006 associated with the Pipeline Safety Improvement Act of 2002 and the integrity management of our products pipelines in our 2006 budget and capital expenditure plan.

    Please refer to Notes 16 and 17, respectively, to our consolidated financial statements included elsewhere in this report for additional information regarding litigation and regulatory matters.

    Pursuant to our continuing commitment to operational excellence and our focus on safe, reliable operations, we have implemented, and intend to implement in the future, enhancements to certain of our operational practices in order to strengthen our environmental and asset integrity performance. These enhancements have resulted and may result in higher operating costs and sustaining capital expenditures; however, we believe these enhancements will provide us the greater long term benefits of improved environmental and asset integrity performance.

Recent Accounting Pronouncements

    Please refer to Note 18 to our consolidated financial statements included elsewhere in this report for information concerning recent accounting pronouncements.

Information Regarding Forward-Looking Statements

    This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

    * price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, coal and other bulk materials and chemicals in North America;

    * economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

    * changes in our tariff rates implemented by the Federal Energy Regulatory Commission or the California Public Utilities Commission;

    * our ability to acquire new businesses and assets and integrate those operations into our existing operations, as well as our ability to make expansions to our facilities;

    * difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from our terminals or pipelines;

    * our ability to successfully identify and close acquisitions and make cost-saving changes in operations;

    * shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use our services or provide services or products to us;

    * crude oil production from exploration and production areas that we serve, including, among others, the Permian Basin area of West Texas;

    * changes in laws or regulations, third-party relations and approvals, decisions of courts, regulators and governmental bodies that may adversely affect our business or our ability to compete;

    * changes in accounting pronouncements that impact the measurement of our results of operations, the timing of when such measurements are to be made and recorded, and the disclosures surrounding these activities;

    * our ability to offer and sell equity securities and debt securities or obtain debt financing in sufficient amounts to implement that portion of our business plan that contemplates growth through acquisitions of operating businesses and assets and expansions of our facilities;

    * our indebtedness could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, and/or place us at competitive disadvantages compared to our competitors that have less debt or have other adverse consequences;

    * interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

    * our ability to obtain insurance coverage without significant levels of self-retention of risk;

    * acts of nature, sabotage, terrorism or other similar acts causing damage greater than our insurance coverage limits;

    *   capital markets conditions;

    * the political and economic stability of the oil producing nations of the world;

    * national, international, regional and local economic, competitive and regulatory conditions and developments;

    *   the ability to achieve cost savings and revenue growth;

    *   inflation;

    *   interest rates;

    *   the pace of deregulation of retail natural gas and electricity;

    *   foreign exchange fluctuations;

    * the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

    * the extent of our success in discovering, developing and producing oil and gas reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

    * engineering and mechanical or technological difficulties with operational equipment, in well completions and workovers, and in drilling new wells;

    * the uncertainty inherent in estimating future oil and natural gas production or reserves;

    *   the timing and success of business development efforts; and

    * unfavorable results of litigation and the fruition of contingencies referred to in Note 16 to our consolidated financial statements included elsewhere in this report.

    There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any forward-looking statements.

    See Item 1A "Risk Factors" for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in "Risk Factors" above. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.


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

Energy Financial Instruments

    We are exposed to commodity market risk and other external risks, such as weather-related risk, in the ordinary course of business. However, we take steps to hedge, or limit our exposure to, these risks in order to maintain a more stable and predictable earnings stream. Stated another way, we execute a hedging strategy that seeks to protect our financial position against adverse price movements and serves to minimize potential losses. Our strategy involves the use of certain energy financial instruments to reduce and minimize our risks associated with unpredictable changes in the market price of natural gas, natural gas liquids, crude oil and carbon dioxide. The instruments we use include energy products traded on the New York Mercantile Exchange and over-the-counter markets, including, but not limited to, futures and options contracts, fixed price swaps and basis swaps.

    Fundamentally, our hedging strategy involves taking a simultaneous position in the futures market that is equal and opposite to our position in the cash market (or physical product) in order to minimize the risk of financial loss from an adverse price change. For example, as sellers of crude oil and natural gas, we often enter into fixed price swaps and/or futures contracts to guarantee or lock-in the sale price of our oil or the margin from the sale and purchase of our natural gas at the time of market delivery, thereby directly offsetting any change in prices, either positive or negative. A hedge is successful when gains or losses in the cash market are neutralized by losses or gains in the futures transaction.

    Our risk management policies prohibit us from engaging in speculative trading and we are not a party to leveraged derivatives. Furthermore, our policies require that we only enter into derivative contracts with carefully selected major financial institutions or similar counterparties based upon their credit ratings and other factors, and we maintain strict dollar and term limits that correspond to our counterparties' credit ratings. While we enter into derivative transactions only with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that losses will result from counterparty credit risk in the future. The credit ratings of the primary parties from whom we purchase energy financial instruments are as follows:

                                                             Credit Rating
                                                             -------------
        Morgan Stanley.................................           A+
        J. Aron & Company / Goldman Sachs..............           A+
        BNP Paribas....................................           AA

    We account for our risk management derivative instruments under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (after amendment by SFAS No. 137, SFAS No. 138, and
SFAS No. 149). According to the provisions of SFAS No. 133, derivatives are measured at fair value and recognized on the balance sheet as either assets or liabilities, and in general, gains and losses on derivatives are reported on the income statement. However, as discussed above, our principal use of energy financial instruments is to mitigate the market price risk associated with anticipated transactions for the purchase and sale of natural gas, natural gas liquids, crude oil and carbon dioxide. SFAS No. 133 categorizes such use of energy financial derivatives as cash flow hedges and prescribes special hedge accounting treatment for such derivatives. Using derivatives to help provide us certainty with regard to our operating cash flows helps us undertake further capital improvement projects, attain budget results and meet distribution targets to our partners.

    In accounting for cash flow hedges, defined as hedges made with the intention of decreasing the variability in cash flows related to future transactions, gains and losses on the hedging instruments are reported in other comprehensive income, not net income, but only to the extent that the gains and losses from the change in value of the hedging instruments can later offset the loss or gain from the change in value of the hedged future cash flows during the period in which the hedged cash flows affect net income. That is, for cash flow hedges, all effective components of the derivatives' gains and losses goes to other comprehensive income, pending occurrence of the expected transaction. All remaining gains and losses on the hedging instruments (the ineffective portion) are included in current net income. The ineffective portion of the gain or loss on the hedging instruments is the difference between the gain or loss from the change in value of the hedging instrument and the effective portion of that gain or loss.

    Under current accounting rules, the accumulated components of other comprehensive income, including the effective portion of the gain or loss on derivative instruments designated and qualified as cash flow hedges, are to be reported separately as accumulated other comprehensive income or loss in the stockholders' equity section of the balance sheet. Accordingly, our application of SFAS No. 133 has resulted in deferred net loss amounts of $1,079.7 million and $457.3 million being reported as "Accumulated other comprehensive loss" in the Partners' Capital section of our accompanying balance sheets as of December 31, 2005 and December 31, 2004, respectively. In future periods, as the hedged cash flows from our actual purchases and sales of energy commodities affect our net income, the related gains and losses included in our accumulated other comprehensive loss as a result of our hedging are transferred to the income statement as well, effectively offsetting the changes in cash flows stemming from the hedged risk.

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

    For each of the years ended December 31, 2005 and 2004, value-at-risk reached a high of $21.5 million and $8.6 million, respectively, and a low of $7.6 million and $2.4 million, respectively. Value-at-risk as of December 31, 2005, was $9.1 million and averaged $12.7 million for 2005. Value-at-risk as of December 31, 2004, was $8.6 million and averaged $5.1 million for 2004.

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

    As of December 31, 2005 and 2004, the carrying values of our long-term fixed rate debt were approximately $4,560.7 million and $4,209.6 million, respectively, compared to, as of December 31, 2005 and 2004, fair values of $4,805.0 million and $4,626.9 million, respectively. Fair values were determined using quoted market prices, where applicable, or future cash flow discounted at market rates for similar types of borrowing arrangements. A hypothetical 10% change in the average interest rates applicable to such debt for 2005 and 2004, respectively, would result in changes of approximately $193.8 million and $161.0 million, respectively, in the fair values of these instruments. The carrying value and fair value of our variable rate debt, including associated accrued interest and excluding market value of interest rate swaps, was $655.9 million as of December 31, 2005 and $495.1 million as of December 31, 2004. Fair value was determined using future cash flows discounted based on market rates for similar types of borrowing arrangements.

    As of December 31, 2005 and 2004, we were a party to interest rate swap agreements with notional principal amounts of $2.1 billion and $2.3 billion, respectively. An interest rate swap agreement is a contractual agreement entered into between two counterparties under which each agrees to make periodic interest payments to the other for an agreed period of time based upon a predetermined amount of principal, which is called the notional principal amount. Normally at each payment or settlement date, the party who owes more pays the net amount; so at any given settlement date only one party actually makes a payment. The principal amount is notional because there is no need to exchange actual amounts of principal. A hypothetical 10% change in the weighted average interest rate on all of our borrowings, when applied to our outstanding balance of variable rate debt as of December 31, 2005 and 2004, respectively, including adjustments for notional swap amounts, would result in changes of approximately $13.9 million and $11.7 million, respectively, in our 2005 and 2004 annual pre-tax earnings.

    We entered into these swap agreements for the purpose of hedging the interest rate risk associated with our fixed and variable rate debt obligations. As of December 31, 2005, all of our interest rate swaps represented fixed-for-variable rate swaps, where we agreed to pay our counterparties a variable rate of interest on a notional principal amount of $2.1 billion, comprised of principal amounts from various series of our long-term fixed rate senior notes. In exchange, our counterparties agreed to pay us a fixed rate of interest, thereby allowing us to transform our fixed rate liabilities into variable rate obligations without the incurrence of additional loan origination or conversion costs.

    We monitor our mix of fixed rate and variable rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under our variable rate debt with fixed rate debt (or vice versa) or by entering into interest rate swaps or other interest rate hedging agreements. In general, we attempt to maintain an overall target mix of approximately 50% fixed rate debt and 50% variable rate debt. For more information on our interest rate swaps, see Note 14 to our consolidated financial statements included elsewhere in this report.

    As of December 31, 2005, our cash and investment portfolio did not include fixed-income securities. Due to the short-term nature of our investment portfolio, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.


Item 8.  Financial Statements and Supplementary Data.

    The information required in this Item 8 is included in this report as set forth in the "Index to Financial Statements" on page 107.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.


Item 9A.  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

    As of December 31, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

    Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere in this report.

    Certain businesses we acquired during 2005 were excluded from the scope of our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. The excluded businesses consisted of the following:

    *   the working interest in the Claytonville oil field unit;

    * the seven bulk terminal operations which comprise our Texas petcoke terminal region;

    * the Kinder Morgan Staten Island terminal, the Hawesville, Kentucky bulk terminal, and the Blytheville, Arkansas terminal, each acquired in separate transactions;

    *   the partnership interests in General Stevedores, L.P.; and

    * the Kinder Morgan Blackhawk terminal and the Texas petcoke terminals' repair shop, each acquired in separate transactions.

    These businesses, in the aggregate, constituted .06% of our total operating revenues for 2005 and 2.5% of our total assets as of December 31, 2005.

Changes in Internal Control Over Financial Reporting

    There has been no change in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Item 9B.  Other Information.

    None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Directors and Executive Officers of our General Partner and its Delegate

    Set forth below is certain information concerning the directors and executive officers of our general partner and KMR, the delegate of our general partner. All directors of our general partner are elected annually by, and may be removed by, Kinder Morgan (Delaware), Inc. as its sole shareholder, and all directors of KMR are elected annually by, and may be removed by, our general partner as the sole holder of KMR's voting shares. Kinder Morgan (Delaware), Inc. is a wholly owned subsidiary of KMI. All officers of the general partner and all officers of KMR serve at the discretion of the board of directors of our general partner.

         Name                Age       Position with our General Partner and KMR
-------------------------   ----   ---------------------------------------------
Richard D. Kinder........    61    Director, Chairman and Chief Executive Officer
C. Park Shaper...........    37    Director and President
Steven J. Kean...........    44    Executive Vice President and Chief Operating Officer
Edward O. Gaylord........    74    Director
Gary L. Hultquist........    62    Director
Perry M. Waughtal........    70    Director
Kimberly A. Dang.........    36    Vice President, Investor Relations and Chief Financial Officer
Jeffrey R. Armstrong.....    37    Vice President (President, Terminals)
Thomas A. Bannigan.......    52    Vice President (President, Products Pipelines)
Richard T. Bradley.......    50    Vice President (President, CO2)
David D. Kinder..........    31    Vice President, Corporate Development and Treasurer
Joseph Listengart........    37    Vice President, General Counsel and Secretary
Scott E. Parker..........    45    Vice President (President, Natural Gas Pipelines)
James E. Street..........    49    Vice President, Human Resources and Administration

    Richard D. Kinder is Director, Chairman and Chief Executive Officer of KMR, Kinder Morgan G.P., Inc. and KMI. Mr. Kinder has served as Director, Chairman and Chief Executive Officer of KMR since its formation in February 2001. He was elected Director, Chairman and Chief Executive Officer of KMI in October 1999. He was elected Director, Chairman and Chief Executive Officer of Kinder Morgan G.P., Inc. in February 1997. Mr. Kinder was elected President of KMR, Kinder Morgan G.P., Inc. and KMI in July 2004 and served as President until May 2005. Mr. Kinder is the uncle of David Kinder, Vice President, Corporate Development and Treasurer of KMR, Kinder Morgan G.P., Inc. and KMI.

    C. Park Shaper is Director and President of KMR and Kinder Morgan G.P., Inc. and President of KMI. Mr. Shaper was elected President of KMR, Kinder Morgan G.P., Inc. and KMI in May 2005. He served as Executive Vice President of KMR, Kinder Morgan G.P., Inc. and KMI from July 2004 until May 2005. Mr. Shaper was elected Director of KMR and Kinder Morgan G.P., Inc. in January 2003. He was elected Vice President, Treasurer and Chief Financial Officer of KMR upon its formation in February 2001, and served as its Treasurer until January 2004, and its Chief Financial Officer until May 2005. He was elected Vice President, Treasurer and Chief Financial Officer of KMI in January 2000, and served as its Treasurer until January 2004, and its Chief Financial Officer until May 2005. Mr. Shaper was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan G.P., Inc. in January 2000, and served as its Treasurer until January 2004, and its Chief Financial Officer until May 2005. He received a Masters of Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Shaper also has a Bachelor of Science degree in Industrial Engineering and a Bachelor of Arts degree in Quantitative Economics from Stanford University.

    Steven J. Kean is Executive Vice President and Chief Operating Officer of KMR, Kinder Morgan G.P., Inc. and KMI. Mr. Kean was elected Executive Vice President and Chief Operating Officer of KMR, Kinder Morgan G.P., Inc. and KMI in January 2006. He served as Executive Vice President, Operations of KMR, Kinder Morgan G.P., Inc. and KMI from May 2005 to January 2006. He served as President, Texas Intrastate Pipeline Group from June 2002 until May 2005. He served as Vice President of Strategic Planning for the Kinder Morgan Gas Pipeline Group from January 2002 until June 2002. Until December 2001, Mr. Kean was Executive Vice President and Chief of

Staff of Enron Corp. Mr. Kean received his Juris Doctor from the University of Iowa in May 1985 and received a Bachelor of Arts degree from Iowa State University in May 1982.

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

    Kimberly A. Dang, formerly Kimberly J. Allen, is Vice President, Investor Relations and Chief Financial Officer of KMR, Kinder Morgan G.P., Inc. and KMI. Mrs. Dang was elected Chief Financial Officer of KMR, Kinder Morgan G.P., Inc. and KMI in May 2005. She served as Treasurer of KMR, Kinder Morgan G.P., Inc. and KMI from January 2004 to May 2005. She was elected Vice President, Investor Relations of KMR, Kinder Morgan G.P., Inc. and KMI in July 2002. From November 2001 to July 2002, she served as Director, Investor Relations. From May 2001 until November 2001, Mrs. Dang was an independent financial consultant. From September 2000 until May 2001, she served as an associate and later a principal at Murphree Venture Partners, a venture capital firm. Mrs. Dang has received a Masters in Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University and a Bachelor of Business Administration degree in accounting from Texas A&M University.

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

    David D. Kinder is Vice President, Corporate Development and Treasurer of KMR, Kinder Morgan G.P., Inc. and KMI. Mr. Kinder was elected Treasurer of KMR, Kinder Morgan G.P., Inc. and KMI in May 2005. He was elected Vice President, Corporate Development of KMR, Kinder Morgan G.P., Inc. and KMI in October 2002. He served as manager of corporate development for KMI and Kinder Morgan G.P., Inc. from January 2000 to October

2002. Mr. Kinder graduated cum laude with a Bachelors degree in Finance from Texas Christian University in 1996. Mr. Kinder is the nephew of Richard D. Kinder.

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

    Scott E. Parker is Vice President (President, Natural Gas Pipelines) of KMR, Kinder Morgan G.P., Inc. and KMI. He was elected Vice President (President, Natural Gas Pipelines) of KMR, Kinder Morgan G.P., Inc. and KMI in May 2005. Mr. Parker served as Co-President of KMI's Natural Gas Pipeline Company of America, or NGPL, from March 2003 to May 2005. Mr. Parker served as Vice President, Business Development of NGPL from January 2001 to March 2003. He held various positions at NGPL from January 1984 to January 2001. Mr. Parker holds a Bachelor's degree in accounting from Governors State University.

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

    The board has adopted governance guidelines for the board and charters for the audit committee, nominating and governance committee and compensation committee. The governance guidelines and the rules of the New York Stock Exchange require that a majority of the directors be independent, as described in those guidelines and rules respectively. To assist in making determinations of independence, the board has determined that the following categories of relationships are not material relationships that would cause the affected director not to be independent:

    * If the director was an employee, or had an immediate family member who was an executive officer, of KMR or us or any of its or our affiliates, but the employment relationship ended more than three years prior to the date of determination (or, in the case of employment of a director as an interim chairman, interim chief executive officer or interim executive officer, such employment relationship ended by the date of determination);

    * If during any twelve month period within the three years prior to the determination the director received no more than, and has no immediate family member that received more than, $100,000 in direct compensation from us or our affiliates, other than (i) director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), (ii) compensation received by a director for former service as an interim chairman, interim chief executive officer or interim executive officer, and (iii) compensation received by an immediate family member for service as an employee (other than an executive officer);

    * If the director is at the date of determination a current employee, or has an immediate family member that is at the date of determination a current executive officer, of another company that has made payments to, or received payments from, us and our affiliates for property or services in an amount which, in each of the three fiscal years prior to the date of determination, was less than the greater of $1.0 million or 2% of such other company's annual consolidated gross revenues. Contributions to tax-exempt organizations are not considered payments for purposes of this determination;

    * If the director is also a director, but is not an employee or executive officer, of our general partner or another affiliate or affiliates of KMR or us, so long as such director is otherwise independent; and

    * If the director beneficially owns less than 10% of each class of voting securities of us, our general partner, KMR or Kinder Morgan, Inc.

    The board has affirmatively determined that Messrs. Gaylord, Hultquist and Waughtal, who constitute a majority of the directors, are independent as described in our governance guidelines and the New York Stock Exchange rules. Each of them meets the standards above and has no other relationship with us. In conjunction with all regular quarterly and certain special board meetings, these three non-management directors also meet in executive session without members of management. In January 2006, Mr. Hultquist was elected for a one year term to serve as lead director to develop the agendas for and moderate these executive sessions of independent directors.

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

    On March 25, 2005, our chief executive officer certified to the New York Stock Exchange, as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, that as of March 25, 2005, he was not aware of any violation by us of the New York Stock Exchange's Corporate Governance listing standards. We have also filed as an exhibit to this report the Sarbanes-Oxley Act Section 302 certifications regarding the quality of our public disclosure.

    We make available free of charge within the "Investors" information section of our Internet website, at www.kindermorgan.com, and in print to any unitholder who requests, the governance guidelines, the charters of the audit committee, compensation committee and nominating and governance committee, and our code of business conduct and ethics (which applies to senior financial and accounting officers and the chief executive officer, among others). Requests for copies may be directed to Investor Relations, Kinder Morgan Energy Partners, L.P., 500 Dallas Street, Suite 1000, Houston, Texas 77002, or telephone (713) 369-9490. We intend to disclose any amendments to our code of business conduct and ethics that would otherwise be disclosed on Form 8-K and any waiver from a provision of that code granted to our executive officers or directors that would otherwise be disclosed on Form 8-K on our Internet website within four business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

    Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2005.


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

                                                 Summary Compensation Table

                                                                                      Long-Term
                                                                                 Compensation Awards
                                                                            ----------------------------
                                                Annual Compensation           Restricted     KMI Shares
                                      ------------------------------------       Stock       Underlying        All Other
  Name and Principal Position             Year       Salary      Bonus(1)      Awards(2)       Options      Compensation(6)
------------------------------------  ----------- -----------  -----------  -------------  -------------   ----------------
Richard D. Kinder...............          2005     $       1   $       --   $        --             --     $          --
  Director, Chairman and CEO              2004             1           --            --             --                --
                                          2003             1           --            --             --                --

C. Park Shaper..................          2005       200,000    1,050,000            --             --            10,027
  Director and President                  2004       200,000      975,000            --             --             8,378
                                          2003       200,000      875,000     5,918,000(3)          --             8,378

Steven J. Kean..................          2005       200,000      750,000     6,263,600(4)          --            10,069
  Executive Vice President and            2004       200,000      500,000       486,320(4)          --             8,420
  Chief Operating Officer                 2003       200,000      400,000            --         10,000(5)         14,420

Joseph Listengart...............          2005       200,000      975,000            --             --             9,224
  Vice President,                         2004       200,000      875,000            --             --             8,378
  General Counsel and Secretary           2003       200,000      825,000     3,766,000(3)          --             8,378

Scott E. Parker.................          2005       200,000      650,000     3,221,280(4)          --             9,266
  Vice President (President,              2004       200,000      440,000       486,320(4)          --             8,420
  Natural Gas Pipelines)                  2003       199,038      375,000            --         10,000(5)         48,378
----------

(1) Amounts earned in year shown but paid the following year.

(2) As of December 31, 2005, Mr. Shaper held 112,500 shares of restricted KMI stock having a value of $10,344,375; Mr. Kean held 83,000 shares of restricted KMI stock having a value of $7,631,850; Mr. Listengart held 72,500 shares of restricted KMI stock having a value of $6,666,375; and Mr. Parker held 44,625 shares of restricted KMI stock having a value of $4,103,269. Restricted stock earns dividends at the same rate as the dividends paid to shareholders; otherwise, restricted stock awards have no value to the recipient until the restrictions are released.

(3) Represent shares of restricted KMI stock awarded in 2003. The awards were issued under a shareholder approved plan. For the 2003 awards, value computed as the number of shares awarded times the closing price on date of grant ($53.80 at July 16, 2003). Twenty-five percent of the shares in each grant vest on the third anniversary after the date of grant and the remaining seventy-five percent of the shares in each grant vest on the fifth anniversary after the date of grant. To vest, we and/or KMI must also achieve one of the following performance hurdles during the vesting period:
    (i) KMI must earn at least $3.70 per share in any fiscal year; (ii) we must distribute at least $2.72 over four consecutive quarters; (iii) we and KMI must fund at least one year's annual incentive program; or (iv) KMI's stock price must average over $60.00 per share during any consecutive 30-day period. All of these hurdles have been met. The 2003 awards were long-term equity compensation for our current senior management through July 2008. The holders of the restricted stock awards are eligible to vote and to receive dividends declared on such shares.

(4) Represent shares of restricted KMI stock awarded in 2005 and 2004. The awards were issued under a shareholder approved plan. For the 2005 awards, value computed as the number of shares awarded times the closing price on date of grant ($89.48 at July 20, 2005). Twenty-five percent of the shares in each grant vest on the third anniversary after the date of grant and the remaining seventy-five percent of the shares in each grant vest on the fifth anniversary after the date of grant. To vest, we and/or KMI must also achieve one of the following performance hurdles during the vesting period:
    (i) KMI must earn at least $4.22 per share in any fiscal year; (ii) we must distribute at least $3.13 over four consecutive quarters; (iii) we and KMI must fund at least one year's annual incentive program; or (iv) KMI's stock price must average over $90.00 per share during any consecutive 30-day period. All of these hurdles have been met. For the 2004 awards, value computed as the number of shares awarded times the closing price on date of grant ($60.79 at July 20, 2004). Fifty percent of the shares vest on the third anniversary after the date of grant and the remaining fifty percent of the shares vest on the fifth anniversary after the date of grant. The 2005 and 2004 awards were long-term equity compensation for senior managers through July 2010. The holders of the restricted stock awards are eligible to vote and to receive dividends declared on such shares.

(5) Messrs. Kean and Parker were each granted 10,000 options to purchase KMI shares on July 16, 2003 by the compensation committee of the KMI board of directors under the 1999 Employee Stock Plan as part of the regular stock option grant under the program. The options have an exercise price of $53.80 per share and vest on the third anniversary after the date of grant. The compensation committee stopped granting options after 2003.

(6) Amounts represent value of contributions to the Kinder Morgan Savings Plan (a 401(k) plan), value of group-term life insurance exceeding $50,000 and taxable parking subsidy. For Messrs. Kean and Parker, in 2003, each received a $6,000 lump sum amount in lieu of a promised salary increase. Mr. Parker also received $34,000 in 2003 for relocation assistance.

    Kinder Morgan Savings Plan. The Kinder Morgan Savings Plan is a defined contribution 401(k) plan. The plan permits all full-time employees of Kinder Morgan, Inc. and KMGP Services Company, Inc. to contribute between 1% and 50% of base compensation, on a pre-tax basis, into participant accounts. In addition to a mandatory contribution equal to 4% of base compensation per year for most plan participants, our general partner may make discretionary contributions in years when specific performance objectives are met. Certain employees' contributions are based on collective bargaining agreements. The mandatory contributions are made each pay period on behalf of each eligible employee. Any discretionary contributions are generally made during the first quarter following the performance year. All employer contributions, including discretionary contributions, are in the form of KMI stock that is immediately convertible into other available investment vehicles at the employee's discretion. Participants may direct the investment of their contributions into a variety of investments. Plan assets are held and distributed pursuant to a trust agreement. Because levels of future compensation, participant contributions and investment yields cannot be reliably predicted over the span of time contemplated by a plan of this nature, it is impractical to estimate the annual benefits payable at retirement to the individuals listed in the Summary Compensation Table above.

    For employees hired on or prior to December 31, 2004, all contributions, together with earnings thereon, are immediately vested and not subject to forfeiture. Employer contributions for employees hired on or after January 1, 2005 will vest on the second anniversary of the date of hire. Effective October 1, 2005, for new employees of our Terminals segment, a tiered employer contribution schedule was implemented. This tiered schedule provides for employer contributions of 1% for service less than one year, 2% for service between one and two years, 3% for services between two and five years, and 4% for service of five years or more. All employer contributions for Terminal employees hired after October 1, 2005 will vest on the fifth anniversary of the date of hire. Vesting and contributions for bargaining employees will follow the collective bargaining agreements.

    At its July 2005 meeting, the compensation committee of the KMI board of directors approved a special contribution of an additional 1% of base pay into the Savings Plan for each eligible employee. Each eligible employee will receive an additional 1% company contribution based on eligible base pay each pay period beginning with the first pay period of August 2005 and continuing through the last pay period of July 2006. The additional 1% contribution is in the form of KMI common stock (the same as the current 4% contribution) and does not change or otherwise impact, the annual 4% contribution that eligible employees currently receive. It may be converted to any other Savings Plan investment fund at any time and the vesting schedule mirrors the company's 4% contribution. Since this additional 1% company contribution is discretionary, compensation committee approval will be required annually for each additional contribution. During the first quarter of 2006, excluding the 1% additional contribution described above, we will not make any additional discretionary contributions to individual accounts for 2005.

    It is expected that sometime in 2006, an option to make after-tax "Roth" contributions (Roth 401(k) option) to a separate participant account will be added to the plan as an additional benefit to all participants. Unlike traditional 401(k) plans, where participant contributions are made with pre-tax dollars, earnings grow tax-deferred, and the withdrawals are treated as taxable income, Roth 401(k) contributions are made with after-tax dollars, earnings are tax-free, and the withdrawals are tax-free if they occur after both (i) the fifth year of participation in the Roth 401(k) option, and (ii) attainment of age 59 1/2, death or disability. Also, even though an employer matching contribution may be based entirely, or partly, on the Roth 401(k) contribution, the employer matching contribution will still be considered taxable income at the time of withdrawal.

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

    No individual employee may be granted options for more than 20,000 common units in any year. KMR's compensation committee will determine the duration and vesting of the options to employees at the time of grant. As of December 31, 2005, options to purchase 15,300 common units were outstanding and held by 10 former Kinder Morgan G.P., Inc. employees who are now employees of Kinder Morgan, Inc. or KMGP Services Company, Inc. Forty percent of such options will vest on the first anniversary of the date of grant and twenty percent on each of the next three anniversaries. The options expire seven years from the date of grant. As of December 31, 2005, all 15,300 outstanding options were fully vested.

    The option plan also granted to each of our non-employee directors an option to purchase 10,000 common units at an exercise price equal to the fair market value of the common units at the end of the trading day on such date. Under this provision, as of December 31, 2005, options to purchase 10,000 common units are currently outstanding and held by one of Kinder Morgan G.P., Inc.'s three non-employee directors. Forty percent of all such options will vest on the first anniversary of the date of grant and twenty percent on each of the next three anniversaries. The non-employee director options will expire seven years from the date of grant. As of December 31, 2005, all 10,000 outstanding options were fully vested.

    For the year ended December 31, 2005, no options to purchase common units were granted to or exercised by any of the individuals named in the Summary Compensation Table above. Furthermore, as of December 31, 2005, no person named in the Summary Compensation Table owned unexercised common unit options.

    KMI Stock Plan. Under KMI's stock plan, employees of KMI and its affiliates, including employees of KMI's direct and indirect subsidiaries, like KMGP Services Company, Inc., are eligible to receive grants of restricted KMI stock and grants of options to acquire shares of common stock of KMI. The compensation committee of KMI's board of directors administers this plan. The primary purpose for granting restricted KMI stock and KMI stock options under this plan to employees of KMI, KMGP Services Company, Inc. and our subsidiaries is to provide them with an incentive to increase the value of the common stock of KMI. A secondary purpose of the grants is to provide compensation to those employees for services rendered to our subsidiaries and us. During 2005, none of the persons named in the Summary Compensation Table above were granted KMI stock options.

                Aggregated KMI Stock Option Exercises in 2005 and 2005 Year-End KMI Stock Option Values

                                                               Number of Shares              Value of Unexercised
                                                            Underlying Unexercised           In-the-Money Options
                                                           Options at 2005 Year-End           At 2005 Year-End(1)
                         Shares Acquired      Value     -----------------------------   -------------------------------
        Name               on Exercise      Realized     Exercisable    Unexercisable     Exercisable      Unexercisable
--------------------    ---------------    ----------   -------------  --------------   --------------    -------------
C. Park Shaper.......             -        $        -        195,000         25,000       $ 10,057,875    $    874,000
Steven J. Kean.......        62,500         1,712,569         12,500         35,000            660,375       1,478,875
Joseph Listengart....             -                 -         56,300              -          3,671,948               -
Scott E. Parker......         3,750           206,614              -         10,000                  -         381,500

----------

(1) Calculated on the basis of the fair market value of the underlying shares at year-end, minus the exercise price.

    Cash Balance Retirement Plan. Employees of KMGP Services Company, Inc. and KMI are also eligible to participate in a Cash Balance Retirement Plan. Certain employees continue to accrue benefits through a career-pay formula, "grandfathered" according to age and years of service on December 31, 2000, or collective bargaining arrangements. All other employees accrue benefits through a personal retirement account in the Cash Balance Retirement Plan. Employees with prior service and not grandfathered converted to the Cash Balance Retirement Plan on January 1, 2001, and were credited with the current fair value of any benefits they had previously accrued through the defined benefit plan. Under the plan, we make contributions on behalf of participating employees equal to 3% of eligible compensation every pay period. In addition, discretionary contributions are made to the plan based on our and KMI's performance. No discretionary contributions were made for 2005 performance. Interest is credited to the personal retirement accounts at the 30-year U.S. Treasury bond rate, or an approved substitute, in effect each year. Employees become fully vested in the plan after five years, and they may take a lump sum distribution upon termination of employment or retirement.

    The following table sets forth the estimated annual benefits payable as of December 31, 2005, under normal retirement at age sixty-five, assuming current remuneration levels without any salary projection, and participation until normal retirement at age sixty-five, with respect to the named executive officers under the provisions of the Kinder Morgan Cash Balance Retirement Plan. These benefits are subject to federal and state income taxes, where applicable, but are not subject to deduction for social security or other offset amounts.

                                              Estimated                       Current          Estimated
                                Current      Credited Yrs                  Compensation     Annual Benefit
                             Credited Yrs     Of Service     Age as of      Covered by       Payable Upon
           Name                 Of Service      At Age 65   Jan. 1, 2006       Plans        Retirement (1)
           ----              -------------   ------------   ------------   ------------     --------------
Richard D. Kinder.........         5              8.8           61.2          $      1            $     -
C. Park Shaper............         5             32.7           37.4           200,000             62,110
Steven J. Kean............         4             24.5           44.5           200,000             33,269
Joseph Listengart.........         5             32.5           37.6           200,000             61,358
Scott E. Parker...........         7             27.1           45.0           200,000             41,381
----------

(1) The estimated annual benefits payable are based on the straight-life annuity form.

    2005 Annual Incentive Plan. Effective January 18, 2005, KMI established the 2005 Annual Incentive Plan of Kinder Morgan, Inc. The plan was approved at the KMI shareholders meeting on May 10, 2005. The plan was established, in part, to enable the portion of an officer's or other employee's annual bonus based on objective performance criteria to qualify as "qualified performance-based compensation" under the Internal Revenue Code. "Qualified performance-based compensation" is deductible for tax purposes. The plan permits annual bonuses to be paid to KMI's officers and other employees and employees of KMI's subsidiaries based on their individual performance, KMI's performance and the performance of KMI's subsidiaries. The plan is administered by the compensation committee of KMI's board of directors. Under the plan, at or before the start of each calendar year, the compensation committee establishes written performance objectives. The performance objectives are based on one or more criteria set forth in the plan. The compensation committee may specify a minimum acceptable level of achievement of each performance objective below which no bonus is payable with respect to that objective. The maximum payout to any individual under the plan in any year is $2.0 million, and the compensation committee has the discretion to reduce the bonus amount in any performance period. The cash bonuses set forth in the Summary

Compensation Table above were paid under the plan. Awards were granted under the plan for calendar year 2005; awards granted for calendar years prior to 2005 were granted under the 2000 Annual Incentive Plan, which was replaced by the 2005 Plan.

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

    Directors Fees. Beginning in 2005, our Common Unit Compensation Plan for Non-Employee Directors, as discussed below, served as compensation for each of KMR's three non-employee directors. In addition, directors are reimbursed for reasonable expenses in connection with board meetings. Directors of KMR who are also employees of KMI do not receive compensation in their capacity as directors.

    In January 2005, KMR terminated the Directors' Unit Appreciation Rights Plan and implemented the Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors. Both plans are discussed following:

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

    On April 1, 2003, the date of adoption of the plan, each of KMR's three non-employee directors was granted 7,500 unit appreciation rights. In addition, 10,000 unit appreciation rights were granted to each of KMR's three non-employee directors on January 21, 2004, at the first meeting of the board in 2004. During the first board meeting of 2005, the plan was terminated and replaced by the Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors; however, all unexercised awards made under the plan remain outstanding. No unit appreciation rights were exercised during 2005, and as of December 31, 2005, 52,500 unit appreciation rights had been granted, vested and remained outstanding.

    Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors. On January 18, 2005, KMR's compensation committee established the Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan. The plan is administered by KMR's compensation committee and KMR's board has sole discretion to terminate the plan at any time. The primary purpose of this plan was to promote our interests and the interests of our unitholders by aligning the compensation of the non-employee members of the board of directors of KMR with unitholders' interests. Further, since KMR's success is dependent on its operation and management of our business and our resulting performance, the plan is expected to align the compensation of the non-employee members of the board with the interests of KMR's shareholders.

    The plan recognizes that the compensation to be paid to each non-employee director is fixed by the KMR board, generally annually, and that the compensation is expected to include an annual retainer payable in cash and other cash compensation. Pursuant to the plan, in lieu of receiving the other cash compensation, each non-employee director may elect to receive common units. Each election shall be generally at or around the first board meeting in January of each calendar year and will be effective for the entire calendar year. The initial election under this plan for service in 2005 was made effective January 20, 2005. The election for 2006 was made effective January 17, 2006. A non-employee director may make a new election each calendar year. The total number of common units authorized under this compensation plan is 100,000.

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

    The number of common units to be issued to a non-employee director electing to receive the other cash compensation in the form of common units will equal the amount of such other cash compensation awarded, divided by the closing price of the common units on the New York Stock Exchange on the day the cash compensation is awarded (such price, the fair market value), rounded down to the nearest 50 common units. The common units will be issuable as specified in the Common Unit Compensation Agreement. A non-employee director electing to receive the other cash compensation in the form of common units will receive cash equal to the difference between (i) the other cash compensation awarded to such non-employee director and (ii) the number of common units to be issued to such non-employee director multiplied by the fair market value of a common unit. This cash payment shall be payable in four equal installments (together with the annual cash retainer) generally around March 31, June 30, September 30 and December 31 of the calendar year in which such cash compensation is awarded.

    On January 18, 2005, the date of adoption of the plan, each of KMR's three non-employee directors was awarded a cash retainer of $40,000, which was paid quarterly during 2005, and other cash compensation of $79,750. The total compensation of $119,750 was for board service during 2005. Effective January 20, 2005, each non-employee director elected to receive the other cash compensation of $79,750 in the form of our common units and was issued 1,750 common units pursuant to the plan and its agreements (based on the $45.55 closing market price of our common units on January 18, 2005, as reported on the New York Stock Exchange). Also, consistent with the plan, the $37.50 of other cash compensation that did not equate to a whole common unit, based on the January 18, 2005 closing price, was paid to each of the non-employee directors as described above. No other compensation was paid to the non-employee directors during 2005.

    On January 17, 2006, each of KMR's three non-employee directors was awarded a cash retainer of $72,220, which will be paid quarterly during 2006, and other cash compensation of $87,780. The total compensation of $160,000 is for board service during 2006. Effective January 17, 2006, each non-employee director elected to receive the other cash compensation of $87,780 in the form of our common units and was issued 1,750 common units pursuant to the plan and its agreements (based on the $50.16 closing market price of our common units on January 17, 2006, as reported on the New York Stock Exchange). The annual cash retainer will be paid to each of the non-employee directors as described above. No other compensation will be paid to the non-employee directors during 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

    The following table sets forth information as of January 31, 2006, regarding
(a) the beneficial ownership of (i) our common and Class B units, (ii) the common stock of KMI, the parent company of our general partner, and

(iii) KMR shares by all directors of our general partner and KMR, its delegate, by each of the named executive officers and by all directors and executive officers as a group and (b) the beneficial ownership of our common and Class B units or shares of KMR by all persons known by our general partner to own beneficially at least 5% of our common and Class B units and KMR shares. Unless otherwise noted, the address of each person below is c/o Kinder Morgan Energy Partners, L.P., 500 Dallas Street, Suite 1000, Houston, Texas 77002.

                                             Amount and Nature of Beneficial Ownership(1)

                                                                                        Kinder Morgan
                                         Common Units            Class B Units        Management Shares       KMI Voting Stock
                                   ----------------------  ---------------------  -----------------------  ----------------------
                                     Number       Percent    Number      Percent     Number      Percent      Number     Percent
                                   of Units(2)   of Class  Of Units(3)  of Class  of Shares(4)   of Class  of Shares(5)  of Class
                                   -----------   --------  -----------  --------  ------------   --------  ------------  --------
Richard D. Kinder(6)...........       315,979         *            --         --      55,695          *   24,000,000      17.90%
C. Park Shaper(7)..............         4,000         *            --         --       2,708          *      351,932          *
Edward O. Gaylord(8)...........        36,500         *            --         --          --         --        2,000          *
Gary L. Hultquist(9)...........        14,500         *            --         --          --         --           --         --
Perry M. Waughtal(10)..........        40,800         *            --         --      40,202          *       60,000          *
Steven J. Kean(11).............            --        --            --         --          --         --      113,627          *
Joseph Listengart(12)..........         4,198         *            --         --          --         --      140,230          *
Scott E. Parker(13)............            --        --            --         --          --         --       45,316          *
Directors and Executive Officers
   as a group (14 persons)(14).       429,377         *            --         --     103,351          *   25,069,687      18.70%
Kinder Morgan, Inc.(15)........    14,355,735      9.14%    5,313,400     100.00%  8,951,851      15.46%          --         --
Fayez Sarofim(16)..............     7,729,948      5.00%           --         --          --         --           --         --
Kayne Anderson Capital Advisors,
   L.P.(17)....................            --        --            --         --   6,250,520      10.79%          --         --
OppenheimerFunds, Inc.(18).....            --        --            --         --   5,047,640       8.72%          --         --
Tortoise Capital Advisors,
L.L.C.(19).....................            --        --            --         --   3,728,878       6.44%          --         --
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

(2) As of January 31, 2006, we had 157,012,776 common units issued and outstanding.

(3) As of January 31, 2006, we had 5,313,400 Class B units issued and outstanding.

(4) Represent the limited liability company shares of KMR. As of January 31, 2006, there were 57,918,373 issued and outstanding KMR shares, including two voting shares owned by our general partner. In all cases, our i-units will be voted in proportion to the affirmative and negative votes, abstentions and non-votes of owners of KMR shares. Through the provisions in our partnership agreement and KMR's limited liability company agreement, the number of outstanding KMR shares, including voting shares owned by our general partner, and the number of our i-units will at all times be equal.

(5) As of January 31, 2006, KMI had a total of 134,041,480 shares of issued and outstanding voting common stock, which excludes 14,592,001 shares held in treasury.

(6) Includes (a) 7,879 common units owned by Mr. Kinder's spouse, (b) 5,173 KMI shares held by Mr. Kinder's spouse and (c) 250 KMI shares held by Mr. Kinder in a custodial account for his nephew. Mr. Kinder disclaims any and all beneficial or pecuniary interest in these units and shares.

(7) Includes options to purchase 220,000 KMI shares exercisable within 60 days of January 31, 2006, and includes 110,000 shares of restricted KMI stock.

(8)  Includes 1,750 restricted common units.

(9) Includes options to purchase 10,000 common units exercisable within 60 days of January 31, 2006, and includes 1,750 restricted common units.

(10) Includes 1,750 restricted common units.

(11) Includes options to purchase 25,000 KMI shares exercisable within 60 days of January 31, 2006, and 78,000 shares of restricted KMI stock.

(12) Includes options to purchase 56,300 KMI shares exercisable within 60 days of January 31, 2006, and includes 70,000 shares of restricted KMI stock.

(13)  Includes 44,000 shares of restricted KMI stock.

(14) Includes options to purchase 10,000 common units and 432,550 KMI shares exercisable within 60 days of January 31, 2006, and includes 5,250 restricted common units and 489,500 shares of restricted KMI stock.

(15) Includes common units owned by KMI and its consolidated subsidiaries, including 1,724,000 common units owned by Kinder Morgan G.P., Inc.

(16) As reported on the Schedule 13G/A filed February 13, 2006 by Fayez Sarofim & Co. and Fayez Sarofim. Fayez Sarofim & Co. reported that in regard to our common units, it had sole voting power over 0 common units, shared voting power over 4,108,689 common units, sole disposition power over 0 common units and shared disposition power over 5,424,148 common units. Mr. Sarofim reported that in regard to our common units, he had sole voting power over 2,300,000 common units, shared voting power over 4,114,489 common units, sole disposition power over 2,300,000 common units and shared disposition power over 5,429,948 common units. Mr. Sarofim's address is 2907 Two Houston Center, Houston, Texas 77010.

(17) As reported on the Schedule 13G/A filed February 9, 2006 by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne. Kayne Anderson Capital Advisors, L.P. reported that in regard to KMR shares, it had sole voting power over 0 shares, shared voting power over 6,250,520 shares, sole disposition power over 0 shares and shared disposition power over 6,250,520 shares. Mr. Kayne reports that in regard to KMR shares, he had sole voting power over 988 shares, shared voting power over 6,250,520 shares, sole disposition power over 988 shares and shared disposition power over 6,250,520 shares. Kayne Anderson Capital Advisors, L.P.'s and Richard A. Kayne's address is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

(18) As reported on the Schedule 13G/A filed February 8, 2006 by OppenheimerFunds, Inc. and Oppenheimer Capital Income Fund. OppenheimerFunds, Inc. reported that in regard to KMR shares, it had sole voting power over 0 shares, shared voting power over 5,047,640 shares, sole disposition power over 0 shares and shared disposition power over 5,047,640 shares. Of those 5,047,640 KMR shares, Oppenheimer Capital Income Fund had sole voting power over 0 shares, shared voting power over 3,510,000 shares, sole disposition power over 0 shares and shared disposition power over 3,510,000 shares. OppenheimerFunds, Inc.'s address is Two World Financial Center, 225 Liberty Street, 11th Floor, New York, New York 10281, and Oppenheimer Capital Income Fund's address is 6803 South Tucson Way, Centennial, Colorado 80112.

(19) As reported on the Schedule 13G filed February 10, 2006 by Tortoise Capital Advisors, L.L.C. Tortoise Capital Advisors, L.L.C. reported that in regard to KMR shares, it had sole voting power over 0 shares, shared voting power over 3,658,188 shares, sole disposition power over 0 shares and shared disposition power over 3,728,878 shares. Tortoise Capital Advisors, L.L.C.'s address is 10801 Mastin Blvd., Suite 222, Overland Park, Kansas 66210.

                      Equity Compensation Plan Information

    The following table sets forth information regarding our equity compensation plans as of December 31, 2005. Specifically, the table provides information regarding our Common Unit Option Plan described in Item 11. "Executive Compensation" as of December 31, 2005.

                                                                                              Number of securities
                                        Number of securities                                 remaining available for
                                         To be issued upon         Weighted average       future issuance under equity
                                           exercise of              exercise price             compensation plans
                                        outstanding options,    of outstanding options,  (excluding securities reflected
                                        Warrants and rights       warrants and rights            In column (a))
         Plan category                           (a)                      (b)                          (c)
----------------------------------      --------------------    -----------------------  -------------------------------
Equity compensation plans
  approved by security holders                      -                         -                           -

Equity compensation plans
  not approved by security holders             25,300                  $19.2494                      55,400
                                               ------                                                ------

Total                                          25,300                                                55,400
                                               ======                                                ======


Item 13.  Certain Relationships and Related Transactions.

    See Note 12 of the notes to our consolidated financial statements included elsewhere in this report.


Item 14.  Principal Accounting Fees and Services

    The following sets forth fees billed for the audit and other services provided by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2005 and 2004 (in dollars):

                            Year Ended December 31,
                              2005            2004
                          -------------   -------------
Audit fees(1)............ $   2,085,800   $   2,147,000
Audit-Related fees(2)....        34,000          34,000
Tax fees(3)..............     1,479,344       1,994,956
                          -------------   -------------
  Total.................. $   3,599,144   $   4,175,956
                          =============   =============
----------

(1) Includes fees for integrated audit of annual financial statements and internal control over financial reporting, reviews of the related quarterly financial statements, and reviews of documents filed with the Securities and Exchange Commission.

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

        All services rendered by PricewaterhouseCoopers LLP are permissible under applicable laws and regulations, and are pre-approved by the audit committee of KMR and our general partner. Pursuant to the charter of the audit committee of KMR, the delegate of our general partner, the committee's primary purposes include the following:

     * to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors;

     * to pre-approve all audit and non-audit services, including tax services, to be provided, consistent with all applicable laws, to us by our external auditors; and

     * to establish the fees and other compensation to be paid to our external auditors.

    Furthermore, the audit committee will review the external auditors' proposed audit scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, will regularly review with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and will, at least annually, use its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items):

     *    the auditors' internal quality-control procedures;

     * any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors;

     *    the independence of the external auditors; and

     * the aggregate fees billed by our external auditors for each of the previous two fiscal years.

                                                                  PART IV

Item 15.  Exhibits and Financial Statement Schedules

    (a)(1) and (2) Financial Statements and Financial Statement Schedules

    See "Index to Financial Statements" set forth on page 107.

    (a)(3) Exhibits

*3.1 --   Third Amended and Restated Agreement of Limited Partnership of
          Kinder Morgan Energy Partners, L.P. (filed as Exhibit 3.1 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30, 2001, filed on August 9, 2001).
*3.2 --   Amendment No. 1 dated November 19, 2004 to Third Amended and
          Restated Agreement of Limited Partnership of Kinder Morgan Energy Partners, L.P. (filed as Exhibit 99.1 to Kinder Morgan Energy Partners, L.P. Form 8-K, filed November 22, 2004).
*3.3 -- Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Kinder Morgan Energy Partners, L.P. (filed as Exhibit
          99.1 to Kinder Morgan Energy Partners, L.P. Form 8-K, filed May 5,
          2005).
*4.1 -- Specimen Certificate evidencing Common Units representing Limited Partner Interests (filed as Exhibit 4.1 to Amendment No. 1 to Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-4, File No. 333-44519, filed on February 4, 1998).
*4.2 -- Indenture dated as of January 29, 1999 among Kinder Morgan Energy Partners, L.P., the guarantors listed on the signature page thereto and U.S. Trust Company of Texas, N.A., as trustee, relating to Senior Debt Securities (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K filed February 16, 1999, File No. 1-11234 (the "February 16, 1999 Form 8-K")).
*4.3 --   First Supplemental Indenture dated as of January 29, 1999 among
          Kinder Morgan Energy Partners, L.P., the subsidiary guarantors listed on the signature page thereto and U.S. Trust Company of Texas, N.A., as trustee, relating to $250,000,000 of 6.30% Senior Notes due February 1, 2009 (filed as Exhibit 4.2 to the February 16, 1999 Form 8-K).
*4.4 -- Second Supplemental Indenture dated as of September 30, 1999 among Kinder Morgan Energy Partners, L.P. and U.S. Trust Company of Texas, N.A., as trustee, relating to release of subsidiary guarantors under the $250,000,000 of 6.30% Senior Notes due February 1, 2009 (filed as
          Exhibit 4.4 to the Partnership's Form 10-Q for the quarter ended September 30, 1999 (the "1999 Third Quarter Form 10-Q")).
*4.5 -- Indenture dated November 8, 2000 between Kinder Morgan Energy Partners, L.P. and First Union National Bank, as Trustee (filed as
          Exhibit 4.8 to Kinder Morgan Energy Partners, L.P. Form 10-K for
          2001).
*4.6 --   Form of 7.50% Notes due November 1, 2010 (contained in the
          Indenture filed as Exhibit 4.8 to the Kinder Morgan Energy Partners, L.P. Form 10-K for 2001).
*4.7 --   Indenture dated January 2, 2001 between Kinder Morgan Energy
          Partners and First Union National Bank, as trustee, relating to Senior Debt Securities (including form of Senior Debt Securities) (filed as
          Exhibit 4.11 to Kinder Morgan Energy Partners, L.P. Form 10-K for
          2000).
*4.8 --   Indenture dated January 2, 2001 between Kinder Morgan Energy
          Partners and First Union National Bank, as trustee, relating to Subordinated Debt Securities (including form of Subordinated Debt Securities) (filed as Exhibit 4.12 to Kinder Morgan Energy Partners, L.P. Form 10-K for 2000).
*4.9 -- Certificate of Vice President and Chief Financial Officer of Kinder Morgan Energy Partners, L.P. establishing the terms of the 6.75% Notes due March 15, 2011 and the 7.40% Notes due March 15, 2031 (filed as
          Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 8-K, filed on March 14, 2001).
*4.10 --  Specimen of 6.75% Notes due March 15, 2011 in book-entry form
          (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Form 8-K, filed on March 14, 2001).
*4.11 --  Specimen of 7.40% Notes due March 15, 2031 in book-entry form
          (filed as Exhibit 4.3 to Kinder Morgan Energy Partners, L.P. Form 8-K, filed on March 14, 2001).

*4.12 -- Certificate of Vice President and Chief Financial Officer of Kinder Morgan Energy Partners, L.P. establishing the terms of the 7.125% Notes due March 15, 2012 and the 7.750% Notes due March 15, 2032 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended March 31, 2002, filed on May 10, 2002).
*4.13 --  Specimen of 7.125% Notes due March 15, 2012 in book-entry form
          (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended March 31, 2002, filed on May 10, 2002).
*4.14 --  Specimen of 7.750% Notes due March 15, 2032 in book-entry form
          (filed as Exhibit 4.3 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended March 31, 2002, filed on May 10, 2002).
*4.15 --  Indenture dated August 19, 2002 between Kinder Morgan Energy
          Partners, L.P. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-4 (File No. 333-100346) filed on October 4, 2002 (the "October 4, 2002 Form S-4")).
*4.16 -- First Supplemental Indenture to Indenture dated August 19, 2002, dated August 23, 2002 between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.2 to the October 4, 2002 Form S-4).
*4.17 --  Form of 5.35% Note and Form of 7.30% Note (contained in the
          Indenture filed as Exhibit 4.1 to the October 4, 2002 Form S-4).
*4.18 --  Senior Indenture dated January 31, 2003 between Kinder Morgan
          Energy Partners, L.P. and Wachovia Bank, National Association (filed as Exhibit 4.2 to the Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-3 (File No. 333-102961) filed on February 4, 2003 (the "February 4, 2003 Form S-3")).
*4.19 --  Form of Senior Note of Kinder Morgan Energy Partners, L.P.
          (included in the Form of Senior Indenture filed as Exhibit 4.2 to the February 4, 2003 Form S-3).
*4.20 -- Subordinated Indenture dated January 31, 2003 between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association (filed as Exhibit 4.4 to the February 4, 2003 Form S-3).
*4.21 -- Form of Subordinated Note of Kinder Morgan Energy Partners, L.P. (included in the Form of Subordinated Indenture filed as Exhibit 4.4 to the February 4, 2003 Form S-3).
*4.22 --  Certificate of Vice President, Treasurer and Chief Financial
          Officer and Vice President, General Counsel and Secretary of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P. establishing the terms of the 5.00% Notes due December 15, 2013 (filed as Exhibit 4.25 to Kinder Morgan Energy Partners, L.P. Form 10-K for 2003 filed March 5, 2004).
*4.23 -- Specimen of 5.00% Notes due December 15, 2013 in book-entry form (filed as Exhibit 4.26 to Kinder Morgan Energy Partners, L.P. Form 10-K for 2003 filed March 5, 2004).
*4.24 -- Specimen of 5.125% Notes due November 15, 2014 in book-entry form (filed as Exhibit 4.26 to Kinder Morgan Energy Partners, L.P. Form 10-K for 2004 filed March 4, 2005).
*4.25 -- Certificate of Executive Vice President and Chief Financial Officer and Vice President, General Counsel and Secretary of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P. establishing the terms of the 5.125% Notes due November 15, 2014 (filed as Exhibit 4.27 to Kinder Morgan Energy Partners, L.P. Form 10-K for 2004 filed March 4, 2005).
*4.26 --  Certificate of Vice President, Treasurer and Chief Financial
          Officer and Vice President, General Counsel and Secretary of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P. establishing the terms of the 5.80% Notes due March 15, 2035 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended March 31, 2005, filed on May 6, 2005).
*4.27 --  Specimen of 5.80% Notes due March 15, 2035 in book-entry form
          (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended March 31, 2005, filed on May 6, 2005).
4.28 -- Certain instruments with respect to long-term debt of Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries which relate to debt that does not exceed 10% of the total assets of Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. sec.229.601. Kinder Morgan Energy Partners, L.P. hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.
*10.1 --  Kinder Morgan Energy Partners, L.P. Common Unit Option Plan (filed as
          Exhibit 10.6 to the Kinder Morgan Energy Partners, L.P. 1997 Form 10-K, File No. 1-11234).

*10.2 -- Delegation of Control Agreement among Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan Energy Partners, L.P. and its operating partnerships (filed as Exhibit 10.1 to the Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30, 2001).
*10.3 -- Kinder Morgan Energy Partners, L.P. Directors' Unit Appreciation Rights Plan (filed as Exhibit 10.6 to the Kinder Morgan Energy Partners, L.P. Form 10-K for 2003 filed March 5, 2004).
*10.4 -- Amendment No. 1 to Kinder Morgan Energy Partners, L.P. Directors' Unit Appreciation Rights Plan (filed as Exhibit 10.7 to the Kinder Morgan Energy Partners, L.P. Form 10-K for 2003 filed March 5, 2004).
*10.5 -- Resignation and Non-Compete agreement dated July 21, 2004 between KMGP Services, Inc. and Michael C. Morgan, President of Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and Kinder Morgan Management, LLC (filed as Exhibit 10.1 to the Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30, 2004, filed on August 5, 2004).
*10.6 -- Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors (filed as Exhibit 10.2 to Kinder Morgan Energy Partners, L.P. Form 8-K filed January 21, 2005).
*10.7 -- Form of Common Unit Compensation Agreement entered into with Non-Employee Directors (filed as Exhibit 10.1 to Kinder Morgan Energy Partners, L.P. Form 8-K filed January 21, 2005).
*10.8 -- Five-Year Credit Agreement dated as of August 5, 2005 among Kinder Morgan Energy Partners, L.P., the lenders party thereto and Wachovia Bank, National Association as Administrative Agent (filed as Exhibit
          10.1 to Kinder Morgan Energy Partners, L.P.'s Current Report on Form 8-K, filed on August 11, 2005).
10.9 --   Nine-Month Credit Agreement dated as of February 22, 2006 among
          Kinder Morgan Energy Partners, L.P., the lenders party thereto and Wachovia Bank, National Association as Administrative Agent.
11.1 --   Statement re: computation of per share earnings.
12.1 --   Statement re: computation of ratio of earnings to fixed charges.
21.1 --   List of Subsidiaries.
23.1 --   Consent of PricewaterhouseCoopers LLP.
23.2 --   Consent of Netherland, Sewell and Associates, Inc.
31.1 -- Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 -- Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 -- Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 -- Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------

* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                          Number
                                                                          ------
KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm.............        108


Consolidated Statements of Income for the years ended December
 31, 2005, 2004, and 2003...........................................        110


Consolidated Statements of Comprehensive Income for the years
 ended December 31, 2005, 2004, and 2003............................        111


Consolidated Balance Sheets as of December 31, 2005 and 2004........        112


Consolidated Statements of Cash Flows for the years ended
 December 31, 2005, 2004, and 2003..................................        113


Consolidated Statements of Partners' Capital for the years
 ended December 31, 2005, 2004, and 2003............................        114


Notes to Consolidated Financial Statements..........................        115

             Report of Independent Registered Public Accounting Firm

To the Partners of
Kinder Morgan Energy Partners, L.P.:

We have completed integrated audits of Kinder Morgan Energy Partners, L.P.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kinder Morgan Energy Partners, L.P. and its subsidiaries (collectively, the Partnership) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Partnership changed its method of accounting for retirement obligations effective January 1, 2003.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Partnership maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Partnership's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As described in Management's Report on Internal Control Over Financial Reporting, management has excluded:

     *    the working interest in the Claytonville oil field unit;

     * the seven bulk terminal operations which comprise its Texas petcoke terminal region;

     * the Kinder Morgan Staten Island terminal, the Hawesville, Kentucky bulk terminal, and the Blytheville, Arkansas terminal, each acquired in separate transactions;

     *    the partnership interests in General Stevedores, L.P.; and

     * the Kinder Morgan Blackhawk terminal and the Texas petcoke terminals' repair shop,

(the "Acquired Businesses"), each acquired in separate transactions, from its assessment of internal control over financial reporting as of December 31, 2005 because these businesses were acquired by the Partnership in purchase business combinations during 2005. We have also excluded these Acquired Businesses from our audit of internal control over financial reporting. In the aggregate, these Acquired Businesses' total assets and total operating revenues represent 2.5% and .06%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.




PricewaterhouseCoopers LLP

Houston, Texas.
March 13, 2006

                              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                Year Ended December 31,
                                                                       --------------------------------------
                                                                          2005          2004          2003
                                                                       ----------    ----------    ----------
                                                                       (In thousands except per unit amounts)
Revenues
  Natural gas sales...............................................     $7,198,499    $5,803,065    $4,889,235
  Services........................................................      1,851,699     1,571,504     1,377,745
  Product sales and other.........................................        736,930       558,292       357,342
                                                                       ----------    ----------    ----------
                                                                        9,787,128     7,932,861     6,624,322
                                                                       ----------    ----------    ----------
Costs and Expenses
  Gas purchases and other costs of sales..........................      7,167,414     5,767,169     4,880,118
  Operations and maintenance......................................        747,363       499,714       397,723
  Fuel and power..................................................        183,458       151,480       108,112
  Depreciation and amortization...................................        349,827       288,626       219,032
  General and administrative......................................        216,706       170,507       150,435
  Taxes, other than income taxes..................................        108,838        81,369        62,213
                                                                       ----------    ----------    ----------
                                                                        8,773,606     6,958,865     5,817,633
                                                                       ----------    ----------    ----------

Operating Income..................................................      1,013,522       973,996       806,689

Other Income (Expense)
  Earnings from equity investments................................         91,660        83,190        92,199
  Amortization of excess cost of equity investments...............         (5,644)       (5,575)       (5,575)
  Interest, net...................................................       (258,861)     (192,882)     (181,357)
  Other, net......................................................          3,273         2,254         7,601
Minority Interest.................................................         (7,262)       (9,679)       (9,054)
                                                                       ----------    ----------    ----------

Income Before Income Taxes and Cumulative Effect of a Change in
  Accounting Principle ...........................................        836,688       851,304       710,503

Income Taxes......................................................         24,461        19,726        16,631
                                                                       ----------    ----------    ----------

Income Before Cumulative Effect of a Change in Accounting Principle       812,227       831,578       693,872

Cumulative effect adjustment from change in accounting for asset
  retirement obligations..........................................              -             -         3,465
                                                                       ----------    ----------    ----------

Net Income........................................................     $  812,227    $  831,578    $  697,337
                                                                       ==========    ==========    ==========

Calculation of Limited Partners' Interest in Net Income:
  Income  Before   Cumulative  Effect  of  a  Change  in  Accounting   $  812,227    $  831,578    $  693,872
Principle.........................................................
  Less: General Partner's interest................................       (477,300)     (395,092)     (326,489)
                                                                       ----------    ----------    ----------
  Limited Partners' interest......................................        334,927       436,486       367,383
  Add: Limited Partners' interest in Change in Accounting Principle             -             -         3,430
                                                                       ----------    ----------    ----------
  Limited Partners' interest in Net Income........................     $  334,927    $  436,486    $  370,813
                                                                       ==========    ==========    ==========

Basic and Diluted Limited Partners' Net Income per Unit:
  Income  Before   Cumulative  Effect  of  a  Change  in  Accounting   $     1.58    $     2.22    $     1.98
Principle.........................................................
  Cumulative effect adjustment from change in accounting for asset
    retirement obligations........................................             -              -          0.02
                                                                       ----------    ----------    ----------
  Net Income......................................................     $     1.58    $     2.22    $     2.00
                                                                       ==========    ==========    ==========

Weighted average number of units used in computation of Limited Partners' Net
  Income per Unit:
Basic.............................................................        212,197       196,956       185,384
                                                                       ==========    ==========    ==========

Diluted...........................................................        212,429       197,038       185,494
                                                                       ==========    ==========    ==========

  Per unit cash distribution declared.............................     $     3.13    $     2.87    $     2.63
                                                                       ==========    ==========    ==========

             The accompanying notes are an integral part of these consolidated financial statements.

                        KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                       Year Ended December 31,
                                                                 ------------------------------------
                                                                    2005          2004         2003
                                                                 -----------   ---------    ---------
                                                                             (In thousands)

  Net Income..................................................   $   812,227   $ 831,578    $ 697,337

  Foreign currency translation adjustments....................          (699)        375           --
  Change in fair value of derivatives used for hedging purposes   (1,045,615)   (494,212)    (192,618)
  Reclassification of change in fair value of derivatives to         423,983     192,304       82,065
                                                                 -----------   ---------    ---------
net income....................................................
  Total other comprehensive income............................      (622,331)   (301,533)    (110,553)
                                                                 -----------   ---------    ---------

  Comprehensive Income........................................   $   189,896   $ 530,045    $ 586,784
                                                                 ===========   =========    =========

         The accompanying notes are an integral part of these consolidated financial statements.

                KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                                                     December 31,
                                                                -------------------------
                                                                    2005          2004
                                                                -----------   -----------
                                    ASSETS                       (Dollars in thousands)
Current Assets
  Cash and cash equivalents................................     $    12,108   $         -
  Accounts, notes and interest receivable, net
     Trade.................................................       1,011,716       739,798
     Related parties.......................................           2,543        12,482
  Inventories
     Products..............................................          18,820        17,868
     Materials and supplies................................          13,292        11,345
  Gas imbalances
     Trade.................................................          18,220        24,653
     Related parties.......................................               -           980
  Gas in underground storage...............................           7,074             -
  Other current assets.....................................         131,451        46,045
                                                                -----------   -----------
                                                                  1,215,224       853,171
Property, Plant and Equipment, net.........................       8,864,584     8,168,680
Investments................................................         419,313       413,255
Notes receivable
  Trade....................................................           1,468         1,944
  Related parties..........................................         109,006       111,225
Goodwill...................................................         798,959       732,838
Other intangibles, net.....................................         217,020        15,284
Deferred charges and other assets..........................         297,888       256,545
                                                                -----------   -----------
Total Assets...............................................
                                                                $11,923,462   $10,552,942
                       LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
  Accounts payable
     Cash book overdrafts..................................     $    30,408   $    29,866
     Trade.................................................         996,174       685,034
     Related parties.......................................          16,676        16,650
  Current portion of long-term debt........................               -             -
  Accrued interest.........................................          74,886        56,930
  Accrued taxes............................................          23,536        26,435
  Deferred revenues........................................          10,523         7,825
  Gas imbalances
     Trade.................................................          22,948        32,452
     Related parties.......................................           1,646             -
  Accrued other current liabilities........................         632,088       325,663
                                                                -----------   -----------
                                                                  1,808,885     1,180,855
Long-Term Liabilities and Deferred Credits
  Long-term debt
     Outstanding...........................................       5,220,887     4,722,410
     Market value of interest rate swaps...................          98,469       130,153
                                                                -----------   -----------
                                                                  5,319,356     4,852,563
  Deferred revenues........................................           6,735        14,680
  Deferred income taxes....................................          70,343        56,487
  Asset retirement obligations.............................          42,417        37,464
  Other long-term liabilities and deferred credits.........       1,019,655       468,727
                                                                -----------   -----------
                                                                  6,458,506     5,429,921
Commitments and Contingencies (Notes 13 and 16)
Minority Interest..........................................          42,331        45,646
                                                                -----------   -----------
Partners' Capital
  Common Units (157,005,326 and 147,537,908 units issued and outstanding as of December 31, 2005 and 2004,
     respectively).........................................       2,680,352     2,438,011
  Class B Units (5,313,400 and 5,313,400 units issued and
     Outstanding   as  of   December   31,   2005  and  2004,
     respectively).........................................         109,594       117,414
  i-Units (57,918,373 and 54,157,641 units issued and
     outstanding as of December 31, 2005 and 2004,
     respectively).........................................       1,783,570     1,694,971
  General Partner..........................................         119,898       103,467
  Accumulated other comprehensive loss.....................      (1,079,674)     (457,343)
                                                                ------------  -----------
                                                                  3,613,740     3,896,520
                                                                ------------  -----------
Total Liabilities and Partners' Capital....................     $11,923,462   $10,552,942
                                                                ===========   ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year Ended December 31,
                                                                                ---------------------------------------
                                                                                   2005           2004          2003
                                                                                ----------    -----------   -----------
                                                                                            (In thousands)
Cash Flows From Operating Activities
  Net income................................................................    $  812,227    $   831,578   $   697,337
  Adjustments  to  reconcile  net  income to
   net cash  provided  by  operating activities:
    Cumulative effect adj. from change in accounting for asset retirement
      obligations............................................................           --             --        (3,465)
    Depreciation, depletion and amortization.................................      349,827        288,626       219,032
    Amortization of excess cost of equity investments........................        5,644          5,575         5,575
    Earnings from equity investments.........................................      (91,660)       (83,190)      (92,199)
  Distributions from equity investments......................................       63,098         65,248        83,000
  Changes in components of working capital:
    Accounts receivable......................................................     (240,751)      (172,393)     (180,632)
    Other current assets.....................................................      (14,129)        26,175        (1,858)
    Inventories..............................................................      (13,560)        (7,353)       (2,945)
    Accounts payable.........................................................      294,907        222,377        92,702
    Accrued liabilities......................................................       22,444        (18,482)        9,740
    Accrued taxes............................................................       (2,301)         3,444        (4,904)
  FERC rate reparations, refunds and reserve adjustments.....................      105,000             --       (44,944)
  Other, net.................................................................       (1,316)        (6,497)       (7,923)
                                                                                ----------    -----------   -----------
Net Cash Provided by Operating Activities....................................    1,289,430      1,155,108       768,516
                                                                                ----------    -----------   -----------

Cash Flows From Investing Activities
  Acquisitions of assets.....................................................     (307,832)      (478,830)     (349,867)
  Additions  to  property,  plant and equip.  for  expansion  and  maintenance    (863,056)      (747,262)     (576,979)
projects.....................................................................
  Sale of investments, property, plant and equipment, net of removal costs...        9,874          1,069         2,090
  Acquisitions of investments................................................           --         (1,098)      (10,000)
  Contributions to equity investments........................................       (1,168)        (7,010)      (14,052)
  Natural gas stored underground and natural gas liquids line-fill...........      (18,735)       (19,189)        5,459
  Other......................................................................         (211)         1,810           288
                                                                                ----------    -----------   -----------
Net Cash Used in Investing Activities........................................   (1,181,128)    (1,250,510)     (943,061)
                                                                                ----------    -----------   -----------

Cash Flows From Financing Activities
  Issuance of debt...........................................................    4,900,936      6,016,670     4,674,605
  Payment of debt............................................................   (4,463,162)    (5,657,566)  $(4,014,296)
  Repayments from (Loans to) related party...................................        2,083        (96,271)            --
  Debt issue costs...........................................................       (6,058)        (5,843)       (5,204)
  Increase in cash book overdrafts...........................................          542         29,866             --
  Proceeds from issuance of common units.....................................      415,574        506,520       175,567
  Proceeds from issuance of i-units..........................................           --         67,528             --
  Contributions from minority interest.......................................        7,839          7,956         4,181
  Distributions to partners:
    Common units.............................................................     (460,620)      (389,912)     (340,927)
    Class B units............................................................      (16,312)       (14,931)      (13,682)
    General Partner..........................................................     (460,869)      (376,005)     (314,244)
    Minority interest........................................................      (12,065)       (10,117)      (10,445)
  Other, net.................................................................       (3,866)        (5,822)        1,231
                                                                                ----------    -----------   -----------
Net Cash Provided by (Used in) Financing Activities..........................      (95,978)        72,073       156,786
                                                                                ----------    -----------   -----------

Effect of exchange rate changes on cash and cash equivalents.................         (216)            --            --
                                                                                ----------    -----------   -----------

Increase (Decrease) in Cash and Cash Equivalents.............................       12,108        (23,329)      (17,759)
Cash and Cash Equivalents, beginning of period...............................           --         23,329        41,088
                                                                                ----------    -----------   -----------
Cash and Cash Equivalents, end of period.....................................   $   12,108    $        --   $    23,329
                                                                                ==========    ===========   ===========

Noncash Investing and Financing Activities:
  Assets acquired by the issuance of units...................................   $   49,635    $    64,050   $     2,000
  Assets acquired by the assumption of liabilities...........................       76,574         81,403        36,187
Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for
  Interest (net of capitalized interest).....................................      255,453        193,247       183,908
  Income taxes...............................................................        7,345           (752)         (261)

                    The accompanying notes are an integral part of these consolidated financial statements.

                                           KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                             2005                         2004                       2003
                                                  -------------------------    -----------------------    -------------------------
                                                     Units         Amount          Units      Amount          Units        Amount
                                                  -----------   -----------    -----------  ----------    -----------    ----------
                                                                    (Dollars in thousands)
Common Units:
  Beginning Balance............................   147,537,908   $ 2,438,011    134,729,258  $1,946,116    129,943,218    $1,844,553
  Net income...................................            --       237,779             --     311,237             --       265,423
  Units issued as consideration pursuant to
    common unit compensation plan for non-
    employee directors.........................         5,250           239             --          --             --            --
  Units issued as consideration in the
    acquisition of assets......................     1,022,068        49,635      1,400,000      64,050         51,490         2,000
  Units issued for cash........................     8,440,100       415,308     11,408,650     506,520      4,734,550       175,067
  Distributions................................            --      (460,620)            --    (389,912)            --      (340,927)
                                                  -----------   -----------    -----------  ----------    -----------    ----------
  Ending Balance...............................   157,005,326     2,680,352    147,537,908   2,438,011    134,729,258     1,946,116

Class B Units:
  Beginning Balance............................     5,313,400       117,414      5,313,400     120,582      5,313,400       123,635
  Net income...................................            --         8,492             --      11,763             --        10,629
  Units issued for cash........................            --            --             --          --             --            --
  Distributions................................            --       (16,312)            --     (14,931)            --       (13,682)
                                                  -----------   -----------    -----------  ----------    -----------    ----------
  Ending Balance...............................     5,313,400       109,594      5,313,400     117,414      5,313,400       120,582

i-Units:
  Beginning Balance............................    54,157,641     1,694,971     48,996,465   1,515,659     45,654,048     1,420,898
  Net income...................................            --        88,656             --     113,486             --        94,761
  Units issued for cash........................            --           (57)     1,660,664      65,826             --            --
  Distributions................................     3,760,732            --      3,500,512          --      3,342,417            --
                                                  -----------   -----------    -----------  ----------    -----------    ----------
  Ending Balance...............................    57,918,373     1,783,570     54,157,641   1,694,971     48,996,465     1,515,659

General Partner:
  Beginning Balance............................            --       103,467             --      84,380             --        72,100
  Net income...................................            --       477,300             --     395,092             --       326,524
  Units issued for cash........................            --            --             --          --             --            --
  Distributions................................            --      (460,869)            --    (376,005)            --      (314,244)
                                                  -----------   -----------    -----------  ----------    -----------    ----------
  Ending Balance...............................            --       119,898             --     103,467             --        84,380

Accum. other comprehensive income (loss):
  Beginning Balance............................            --      (457,343)            --    (155,810)            --       (45,257)
  Foreign currency translation adjustments.....            --          (699)            --         375             --            --
  Change in fair value of derivatives
    used for hedging purposes..................            --    (1,045,615)            --    (494,212)            --      (192,618)
  Reclassification of change in fair value of
    derivatives to net income..................            --       423,983             --     192,304             --        82,065
                                                  -----------   -----------    -----------  ----------    -----------    ----------
  Ending Balance...............................            --    (1,079,674)            --    (457,343)            --      (155,810)

Total Partners' Capital........................   220,237,099   $ 3,613,740    207,008,949  $3,896,520    189,039,123    $3,510,927
                                                  ===========   ===========    ===========  ==========    ===========    ==========

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

    We own and manage a diversified portfolio of energy transportation and storage assets and presently conduct our business through four reportable business segments. These segments and the activities performed to provide services to our customers and create value for our unitholders are as follows:

    * Products Pipelines - transporting, storing and processing refined petroleum products;

    *  Natural Gas Pipelines - transporting, storing and selling natural gas;

    * CO2 - producing, transporting and selling carbon dioxide, commonly called CO2, for use in, and selling crude oil produced from, enhanced oil recovery operations; and

    * Terminals - transloading, storing and delivering a wide variety of bulk, petroleum, petrochemical and other liquid products at terminal facilities located across the United States.

    For more information on our reportable business segments, see Note 15.

    We focus on providing fee-based services to customers, generally avoiding near-term commodity price risks and taking advantage of the tax benefits of a limited partnership structure. We trade on the New York Stock Exchange under the symbol "KMP," and we conduct our operations through the following five operating limited partnerships:

    *  Kinder Morgan Operating L.P. "A" (OLP-A);

    *  Kinder Morgan Operating L.P. "B" (OLP-B);

    *  Kinder Morgan Operating L.P. "C" (OLP-C);

    *  Kinder Morgan Operating L.P. "D" (OLP-D); and

    *  Kinder Morgan CO2 Company (KMCO2).

    Combined, the five partnerships are referred to as our operating partnerships, and we are the 98.9899% limited partner and our general partner (described following) is the 1.0101% general partner in each. Both we and our operating partnerships are governed by Amended and Restated Agreements of Limited Partnership and certain other agreements that are collectively referred to in this report as the partnership agreements.

    Kinder Morgan, Inc. and Kinder Morgan G.P., Inc.

    Kinder Morgan, Inc., a Kansas corporation, is the sole stockholder of Kinder Morgan (Delaware), Inc. Kinder Morgan (Delaware), Inc., a Delaware corporation, is the sole stockholder of our general partner, Kinder Morgan G.P., Inc. Kinder Morgan, Inc. is referred to as "KMI" in this report. KMI trades on the New York Stock Exchange under the symbol "KMI" and is one of the largest energy transportation and storage companies in North America, operating or owning an interest in, either for itself or on our behalf, approximately 43,000 miles of pipelines and approximately 150 terminals. KMI and its consolidated subsidiaries also distribute natural gas to approximately 1.1 million customers.

At December 31, 2005, KMI and its consolidated subsidiaries owned, through its general and limited partner interests, an approximate 15.2% interest in us.

    Kinder Morgan Management, LLC

    Kinder Morgan Management, LLC, a Delaware limited liability company, was formed on February 14, 2001. Its shares represent limited liability company interests and are traded on the New York Stock Exchange under the symbol "KMR." Kinder Morgan Management, LLC is referred to as "KMR" in this report. Our general partner owns all of KMR's voting securities and, pursuant to a delegation of control agreement, our general partner has delegated to KMR, to the fullest extent permitted under Delaware law and our partnership agreement, all of its power and authority to manage and control our business and affairs, except that KMR cannot take certain specified actions without the approval of our general partner. Under the delegation of control agreement, KMR manages and controls our business and affairs and the business and affairs of our operating limited partnerships and their subsidiaries. Furthermore, in accordance with its limited liability company agreement, KMR's activities are limited to being a limited partner in, and managing and controlling the business and affairs of us, our operating limited partnerships and their subsidiaries. As of December 31, 2005, KMR owned approximately 26.3% of our outstanding limited partner units (which are in the form of i-units that are issued only to KMR).


2.  Summary of Significant Accounting Policies

    Basis of Presentation

    Our consolidated financial statements include our accounts and those of our five majority-owned and controlled operating partnerships and their subsidiaries. All significant intercompany items have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to the current presentation.

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

    Accounts Receivables

    Our policy for determining an appropriate allowance for doubtful accounts varies according to the type of business being conducted and the customers being served. An allowance for doubtful accounts is charged to expense monthly, generally using a percentage of revenue or receivables, based on a historical analysis of uncollected amounts, adjusted as necessary for changed circumstances and customer-specific information. When specific receivables are determined to be uncollectible, the reserve and receivable are relieved. The following tables show the balance in the allowance for doubtful accounts and activity for the years ended December 31, 2005, 2004 and 2003.

                                           Valuation and Qualifying Accounts
                                                    (in thousands)

                                      Balance at        Additions         Additions                          Balance at
                                     beginning of   charged to costs  charged to other                         end of
Allowance for Doubtful Accounts         Period        and expenses       accounts(1)        Deductions(2)      period
--------------------------------     ------------   ---------------- ------------------ ----------------- -----------

Year ended December 31, 2005....        $8,622           $  203            $    -              $(2,283)        $6,542

Year ended December 31, 2004....        $8,783           $1,460            $  431              $(2,052)        $8,622

Year ended December 31, 2003....        $8,092           $1,448            $    -              $  (757)        $8,783
----------

(1) Amount for 2004 represents the allowance recognized when we acquired Kinder Morgan River Terminals LLC and its consolidated subsidiaries ($393) and TransColorado Gas Transmission Company ($38).

(2) Deductions represent the write-off of receivables.

    In addition, the balances of "Accrued other current liabilities" in our accompanying consolidated balance sheets include amounts related to customer prepayments of approximately $8.2 million as of December 31, 2005 and $5.1 million as of December 31, 2004.

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

    We evaluate the impairment of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell.

    Equity Method of Accounting

    We account for investments greater than 20% in affiliates, which we do not control, by the equity method of accounting. Under this method, an investment is carried at our acquisition cost, plus our equity in undistributed earnings or losses since acquisition, and less distributions received.

    Excess of Cost Over Fair Value

    We account for our business acquisitions and intangible assets in accordance with the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all transactions fitting the description of a business combination be accounted for using the purchase method, which establishes a new basis of accountability for the acquired business or assets. The Statement also modifies the accounting for the excess of cost over the fair value of net assets acquired as well as intangible assets acquired in a business combination. In addition, this Statement requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.

    SFAS No. 142 requires that goodwill not be amortized, but instead should be tested, at least on an annual basis, for impairment. Pursuant to this Statement, goodwill and other intangible assets with indefinite useful lives can not be amortized until their useful life becomes determinable. Instead, such assets must be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. We have selected an impairment measurement test date of January 1 of each year and we have determined that our goodwill was not impaired as of January 1, 2006.

    Other intangible assets with definite useful economic lives are to be amortized over their remaining useful life and reviewed for impairment in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In addition, SFAS No. 142 requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition, including information about the changes in the carrying amount of goodwill from period to period and the carrying amount of intangible assets by major intangible asset class.

    Our total unamortized excess cost over fair value of net assets in consolidated affiliates was $799.0 million as of December 31, 2005 and $732.8 million as of December 31, 2004. Such amounts are reported as "Goodwill" on our accompanying consolidated balance sheets. Our total unamortized excess cost over underlying fair value of net assets accounted for under the equity method was $138.2 million as of December 31, 2005 and $150.3 million as of December 31, 2004. Pursuant to SFAS No. 142, this amount, referred to as equity method goodwill, should continue to be recognized in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Accordingly, we included this amount within "Investments" on our accompanying consolidated balance sheets.

    In almost all cases, the price we paid to acquire our share of the net assets of our equity investees differed from the underlying book value of such net assets. This differential consists of two pieces. First, an amount related to the discrepancy between the investee's recognized net assets at book value and at current fair values (representing the appreciated value in plant and other net assets), and secondly, to any premium in excess of fair value (representing equity method goodwill as described above) we paid to acquire the investment. The first differential, representing the excess of the fair market value of our investees' plant and other net assets over its underlying book value at the date of acquisition totaled $181.7 million and $184.2 million as of December 31 2005 and 2004, respectively, and similar to our treatment of equity method goodwill, we included these amounts within "Investments" on our accompanying consolidated balance sheets. As of December 31, 2005, this excess investment cost is being amortized over a weighted average life of approximately
32.6 years.

    In addition to our annual impairment test of goodwill, we periodically reevaluate the amount at which we carry the excess of cost over fair value of net assets accounted for under the equity method, as well as the amortization period for such assets, to determine whether current events or circumstances warrant adjustments to our carrying value and/or revised estimates of useful lives in accordance with APB Opinion No. 18. The impairment test under APB No. 18 considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. As of December 31, 2005, we believed no such impairment had occurred and no reduction in estimated useful lives was warranted.

    For more information on our acquisitions, see Note 3. For more information on our investments, see Note 7.

    Revenue Recognition

    We recognize revenues for our pipeline operations based on delivery of actual volume transported or minimum obligations under take-or-pay contracts. We recognize bulk terminal transfer service revenues based on volumes loaded. We recognize liquids terminal tank rental revenue ratably over the contract period. We recognize liquids terminal throughput revenue based on volumes received or volumes delivered depending on the customer contract. Liquids terminal minimum take-or-pay revenue is recognized at the end of the contract year or contract term depending on the terms of the contract. We recognize transmix processing revenues based on volumes processed or sold, and if applicable, when title has passed. We recognize energy-related product sales revenues based on delivered quantities of product.

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

    Capitalized Interest

    We capitalize interest expense during the construction or upgrade of qualifying assets. Interest expense capitalized in 2005, 2004 and 2003 was $9.8 million, $6.4 million and $5.3 million, respectively.

    Unit-Based Compensation

    SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," encourages, but does not require, entities to adopt the fair value method of accounting for stock or unit-based compensation plans. As allowed under SFAS No. 123, we apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for common unit options granted under our common unit option plan. Accordingly, compensation expense is not recognized for common unit options unless the options are granted at an exercise price lower than the market price on the grant date. Since all of the options were granted at exercise prices equal to the market prices at the date of grant, no compensation expense has been recorded. Pro forma information regarding changes in net income and per unit data, if the accounting prescribed by SFAS No. 123 had been applied, is not material. For more information on unit-based compensation, see Note 13.

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

    We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. In December 2005, we recognized a $23.3 million increase in environmental expense and in our overall accrued environmental and related claim liabilities. We included this expense within "Operations and maintenance" in our accompanying consolidated statement of income for 2005. The $23.3 million expense item resulted from the adjustment of our environmental expenses and accrued liabilities between our reportable business segments, primarily affecting our Products Pipelines and our Terminals business segments. The $23.3 million increase in environmental expense resulted in a $19.6 million increase in expense to our Products Pipelines business segment, a $3.5 million increase in expense to our Terminals business segment, a $0.3 million increase in expense to our CO2 business segment, and a $0.1 million decrease in expense to our Natural Gas Pipelines business segment.

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

    Pension

    We are required to make assumptions and estimates regarding the accuracy of our pension investment returns. Specifically, these include:

    *    our investment return assumptions;

    *    the significant estimates on which those assumptions are based; and

    * the potential impact that changes in those assumptions could have on our reported results of operations and cash flows.

    We consider our overall pension liability exposure to be minimal in relation to the value of our total consolidated assets and net income. However, in accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions," our net periodic pension cost includes the return on pension plan assets, including both realized and unrealized changes in the fair market value of pension plan assets.

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

    Gas Imbalances

    We value gas imbalances due to or due from interconnecting pipelines at the lower of cost or market. Gas imbalances represent the difference between customer nominations and actual gas receipts from and gas deliveries to our interconnecting pipelines and shippers under various operational balancing and shipper imbalance agreements. Natural gas imbalances are either settled in cash or made up in-kind subject to the pipelines' various tariff provisions.

    Minority Interest

    As of December 31, 2005, minority interest consisted of the following:

     * the 1.0101% general partner interest in each of our five operating partnerships;

     *    the 0.5% special limited partner interest in SFPP, L.P.;

     * the 50% interest in Globalplex Partners, a Louisiana joint venture owned 50% and controlled by Kinder Morgan Bulk Terminals, Inc.;

     * the 33 1/3% interest in International Marine Terminals Partnership, a Louisiana partnership owned 66 2/3% and controlled by Kinder Morgan Operating L.P. "C";

     * the approximate 31% interest in the Pecos Carbon Dioxide Company, a Texas general partnership owned approximately 69% and controlled by Kinder Morgan CO2 Company, L.P. and its consolidated subsidiaries;

     * the 1% interest in River Terminals Properties, L.P., a Tennessee partnership owned 99% and controlled by Kinder Morgan River Terminals LLC;

     * the 25% interest in Guilford County Terminal Company, LLC, a limited liability company owned 75% and controlled by Kinder Morgan Southeast Terminals LLC; and

     * the 33 1/3% interest in West2East Pipeline LLC, a limited liability company owned 66 2/3% and controlled by Kinder Morgan W2E Pipeline LLC. West2East Pipeline LLC is the sole member of Rockies Express Pipeline LLC.

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

    Foreign Currency Translation

    In October 2004, we acquired Kinder Morgan River Terminals LLC, formerly Global Materials Services LLC. Our acquisition of Kinder Morgan River Terminals LLC included two wholly-owned subsidiaries which conducted business outside of the United States. The two foreign subsidiaries are Arrow Terminals, B.V., which conducts bulk terminal operations in The Netherlands, and Arrow Terminals Canada Company (NSULC), which conducts bulk terminal operations in Canada. We account for these two entities in accordance with the provisions of SFAS No. 52, "Foreign Currency Translation." We translate the assets and liabilities of each of these two entities to U.S. dollars at year-end exchange rates. Income and expense items are translated at weighted-average rates of exchange prevailing during the year and stockholders' equity accounts are translated by using historical exchange rates. Translation adjustments result from translating all assets and liabilities at current year-end rates, while stockholders' equity is translated by using historical and weighted-average rates. The cumulative translation adjustments balance is reported as a component of accumulated other comprehensive income/(loss) within Partners' Capital on our accompanying balance sheet. Due to the limited size of our foreign operations, we do not believe these foreign currency translations are material to our financial position.

    Comprehensive Income

    Statement of Financial Accounting Standards No. 130, "Accounting for Comprehensive Income," requires that enterprises report a total for comprehensive income. For each of the years ended December 31, 2005 and 2004, the difference between our net income and our comprehensive income resulted from unrealized gains or losses on derivatives utilized for hedging purposes and from foreign currency translation adjustments. For the year ended

December 31, 2003, the only difference between our net income and our comprehensive income resulted from unrealized gain or loss on derivatives utilized for hedging purposes. For more information on our risk management activities, see Note 14.

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


3.  Acquisitions and Joint Ventures

    During 2003, 2004 and 2005, we completed or made adjustments for the following significant acquisitions. Each of the acquisitions was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The preliminary allocation of assets and liabilities may be adjusted to reflect the final determined amounts during a short period of time following the acquisition. The results of operations from these acquisitions are included in our consolidated financial statements from the acquisition date.

                                                                              Allocation of Purchase Price
                                                           -------------------------------------------------------------------
                                                                                     (in millions)
                                                           -------------------------------------------------------------------
                                                                                    Property    Deferred
                                                             Purchase    Current     Plant &     Charges             Minority
  Ref.   Date                  Acquisition                    Price       Assets    Equipment    & Other   Goodwill  Interest
  --------------------------------------------------------  ----------   -------    ---------   --------   --------  --------
  (1)     1/02  Kinder Morgan Materials Services LLC......      $ 14.4   $   0.9    $   13.5    $      -   $      -  $     -
  (2)     1/03  Bulk Terminals from M.J. Rudolph..........        31.3       0.1        18.2         0.1       12.9        -
  (3)     6/03  MKM Partners, L.P.........................        25.2         -        25.2           -          -        -
  (4)     8/03  Interest in Red Cedar Gathering Company...        10.0         -           -        10.0          -        -
  (5)    10/03  Shell Products Terminals..................        20.0         -        20.0           -          -        -
  (6)    11/03  Yates Field Unit and Carbon Dioxide Assets       260.3       3.6       257.0           -          -     (0.3)
  (7)    11/03  Interest in MidTex Gas Storage Co., LLP...        17.5         -        11.9           -          -      5.6
  (8)    12/03  ConocoPhillips Products Terminals.........        15.3         -        14.3         1.0          -        -
  (9)    12/03  Tampa, Florida Bulk Terminals.............        29.1         -        29.1           -          -        -
  (10)    3/04  ExxonMobil Products Terminals.............        50.9         -        50.9           -          -        -
  (11)    8/04  Kinder Morgan Wink Pipeline, L.P..........       100.3       0.1        77.4        22.8          -        -
  (12)   10/04  Interest in Cochin Pipeline System........        10.9         -        10.9           -          -        -
  (13)   10/04  Kinder Morgan River Terminals LLC.........        89.3       9.9        43.2        15.2       21.0        -
  (14)   11/04  Charter Products Terminals................        75.2       0.5        70.9         4.9          -     (1.1)
  (15)   11/04  TransColorado Gas Transmission Company....       284.5       2.0       280.6         1.9          -        -
  (16)   12/04  Kinder Morgan Fairless Hills Terminal.....         7.5       0.3         5.9         1.3          -        -
  (17)    1/05  Claytonville Oil Field Unit ..............         6.5         -         6.5           -          -        -
  (18)    4/05  Texas Petcoke Terminal Region ............       247.2         -        72.5       161.4       13.3        -
  (19)    7/05  Terminal Assets ..........................        36.2       0.5        35.7           -          -        -
  (20)    7/05  General Stevedores, L.P. .................         8.9       0.6         8.1         0.2          -        -
  (21)    8/05  North Dayton Natural Gas Storage Facility        109.4         -        71.7        11.7       26.0        -
  (22)  8-9/05  Terminal Assets ..........................         4.3       0.4         3.9           -          -        -
  (23)   11/05  Allied Terminal Assets ...................      $ 13.3   $   0.2    $   12.6    $    0.5   $      -  $     -


    (1) Kinder Morgan Materials Services LLC

    Effective January 1, 2002, we acquired all of the equity interests of Kinder Morgan Materials Services LLC, formerly Laser Materials Services LLC, for an aggregate consideration of $14.4 million, consisting of approximately $11.1 million in cash and the assumption of approximately $3.3 million of liabilities, including long-term debt of $0.4 million. These amounts include $0.3 million we paid in the first quarter of 2005 to the previous owners for final earn-out provisions pursuant to the purchase and sale agreement. Kinder Morgan Materials Services LLC currently operates approximately 60 transload facilities in 20 states. The facilities handle dry-bulk products, including aggregates, plastics and liquid chemicals. The acquisition of Kinder Morgan Materials Services LLC expanded our growing terminal operations and is part of our Terminals business segment.

    (2) Bulk Terminals from M.J. Rudolph

    Effective January 1, 2003, we acquired long-term lease contracts from New York-based M.J. Rudolph Corporation to operate four bulk terminal facilities at major ports along the East Coast and in the southeastern United States. The acquisition also included the purchase of certain assets that provide stevedoring services at these locations. The aggregate cost of the acquisition was approximately $31.3 million. On December 31, 2002, we paid $29.9 million, and in the first quarter of 2003, we paid the remaining $1.4 million. The acquired operations serve various terminals located at the ports of New York and Baltimore, along the Delaware River in Camden, New Jersey, and in Tampa Bay, Florida. Combined, these facilities transload nearly four million tons annually of products such as fertilizer, iron ore and salt. The acquisition expanded our growing Terminals business segment and complemented certain of our existing terminal facilities. We include its operations in our Terminals business segment, and in our final analysis, it was considered reasonable to allocate a portion of our purchase price to goodwill given the substance of this transaction, including expected benefits from integrating this acquisition with our existing assets. The $12.9 million of goodwill was assigned to our Terminals business segment and the entire amount is expected to be deductible for tax purposes.

    (3) MKM Partners, L.P.

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

    (4) Interest in Red Cedar Gathering Company

    Effective August 1, 2003, we acquired reversionary interests in the Red Cedar Gathering Company held by the Southern Ute Indian Tribe. Our purchase price was $10.0 million. The 4% reversionary interests were scheduled to take effect September 1, 2004 and September 1, 2009. With the elimination of these reversionary interests, our ownership interest in Red Cedar will be maintained at 49% in the future. The purchase price was allocated to our equity investment in Red Cedar, included with our equity method goodwill.

    (5) Shell Products Terminals

    Effective October 1, 2003, we acquired five refined petroleum products terminals in the western United States for approximately $20.0 million from Shell Oil Products U.S. As of our acquisition date, we expected to invest an additional $8.0 million in the facilities. The terminals are located in Colton and Mission Valley, California; Phoenix and Tucson, Arizona; and Reno, Nevada. Combined, the terminals have 28 storage tanks with total capacity of approximately 700,000 barrels for gasoline, diesel fuel and jet fuel. As part of the transaction, Shell entered into a long-term contract to store products in the terminals. The acquisition enhanced our Pacific operations and complemented our existing West Coast Terminals. The acquired operations are included as part of our Pacific operations and our Products Pipelines business segment.

    (6) Yates Field Unit and Carbon Dioxide Assets

    Effective November 1, 2003, we acquired certain assets in the Permian Basin of West Texas from a subsidiary of Marathon Oil Corporation. Our purchase price was approximately $260.3 million, consisting of $230.2 million in cash and the assumption of $30.1 million of liabilities. The assets acquired consisted of the following:

     * Marathon's approximate 42.5% interest in the Yates oil field unit. We previously owned a 7.5% ownership interest in the Yates field unit and we now operate the field;

     * Marathon's 100% interest in the crude oil gathering system surrounding the Yates field unit; and

     * Kinder Morgan Carbon Dioxide Transportation Company, formerly Marathon Carbon Dioxide Transportation Company. Kinder Morgan Carbon Dioxide Transportation Company owns a 65% ownership interest in the Pecos Carbon Dioxide Pipeline Company, which owns a 25-mile carbon dioxide pipeline. We previously owned a 4.27% ownership interest in the Pecos Carbon Dioxide Pipeline Company and accounted for this investment under the cost method of accounting. Since the acquisition of our additional 65% interest in Pecos, its financial results have been included in our consolidated results, and we have recognized the appropriate minority interest.

    Together, the acquisition of these assets complemented our existing carbon dioxide assets in the Permian Basin, increased our working interest in the Yates field to nearly 50% and allowed us to become the operator of the field.

We recorded deferred tax liabilities of $0.8 million in August 2004 and $0.4 million in November 2005 to properly reflect the tax obligations of Kinder Morgan Carbon Dioxide Transportation Company. The acquired operations are included as part of our CO2 business segment.

    (7) Interest in MidTex Gas Storage Company, LLP

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

    (8) ConocoPhillips Products Terminals

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

    (9) Tampa, Florida Bulk Terminals

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

    (10) ExxonMobil Products Terminals

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

    (11) Kinder Morgan Wink Pipeline, L.P.

    Effective August 31, 2004, we acquired all of the partnership interests in Kaston Pipeline Company, L.P. from KPL Pipeline Company, LLC and RHC Holdings, L.P. for a purchase price of approximately $100.3 million, consisting of $89.9 million in cash and the assumption of approximately $10.4 million of liabilities, including debt of $9.5 million. In September 2004, we paid off the $9.5 million outstanding debt balance. We renamed the limited partnership Kinder Morgan Wink Pipeline, L.P., and we have included its results as part of our CO2 business segment. The acquisition included a 450-mile crude oil pipeline system, consisting of four mainline sections, numerous gathering systems and truck off-loading stations. The mainline sections, all in Texas, have a total capacity of 115,000 barrels of crude oil per day. As part of the transaction, we entered into a long-term throughput agreement with Western Refining Company, L.P. to transport crude oil into Western's 107,000 barrel per day refinery in El Paso, Texas. The acquisition allows us to better manage crude oil deliveries from our oil field interests in West Texas. Our allocation of the purchase price to assets acquired and liabilities assumed was based on an appraisal of fair market values, which was completed in the second quarter of 2005. The $22.8 million of deferred charges and other assets in the table above represents the fair value of the intangible long-term throughput agreement.

    (12) Interest in Cochin Pipeline

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

    (13) Kinder Morgan River Terminals LLC

    Effective October 6, 2004, we acquired Global Materials Services LLC and its consolidated subsidiaries from Mid-South Terminal Company, L.P. for approximately $89.3 million, consisting of $31.8 million in cash and $57.5 million of assumed liabilities, including debt of $33.7 million. Global Materials Services LLC, which we renamed Kinder Morgan River Terminals LLC, operates a network of 21 river terminals and two rail transloading facilities primarily located along the Mississippi River system. The network provides loading, storage and unloading points for various bulk commodity imports and exports. As of our acquisition date, we expected to invest an additional $9.4 million over the next two years to expand and upgrade the terminals, which are located in 11 Mid-Continent states. The acquisition further expanded and diversified our customer base and complemented our existing terminal facilities located along the lower-Mississippi River system. The acquired terminals are included in our Terminals business segment. In the last half of 2005, we made purchase price adjustments to the acquired assets based on an appraisal of fair market values and our final evaluation of acquired income tax assets and liabilities. The $21.0 million of goodwill was assigned to our Terminals business segment, and the entire amount is expected to be deductible for tax purposes. We believe this acquisition resulted in the recognition of goodwill primarily due to the fact that certain advantageous factors and conditions existed that contributed to the fair value of acquired identifiable net assets and liabilities exceeding our acquisition price - in the aggregate, these factors represented goodwill. The $15.2 million of deferred charges and other assets in the table above includes $11.9 million representing the fair value of intangible customer relationships, which encompass both the contractual life of customer contracts plus any future customer relationship value beyond the contract life.

    (14) Charter Products Terminals

    Effective November 5, 2004, we acquired ownership interests in nine refined petroleum products terminals in the southeastern United States from Charter Terminal Company and Charter-Triad Terminals, LLC for approximately $75.2 million, consisting of $72.4 million in cash and $2.8 million of assumed liabilities. Three terminals are located in Selma, North Carolina, and the remaining facilities are located in Greensboro and Charlotte, North

Carolina; Chesapeake and Richmond, Virginia; Athens, Georgia; and North Augusta, South Carolina. We fully own seven of the terminals and jointly own the remaining two. The nine facilities have a combined 3.2 million barrels of storage. All of the terminals are connected to products pipelines owned by either Plantation Pipe Line Company or Colonial Pipeline Company. The acquisition complemented the other terminals we own in the Southeast and increased our southeast terminal storage capacity 76% (to 7.7 million barrels) and terminal throughput capacity 62% (to over 340,000 barrels per day). The acquired terminals are included as part of our Products Pipelines business segment. In the fourth quarter of 2005, we made purchase price adjustments that increased property, plant and equipment $11.2 million, increased investments $1.0 million, decreased goodwill $13.1 million and increased other intangibles $0.9 million. The changes were based on an appraisal of fair market values, which was completed in the fourth quarter of 2005. The $4.9 million of deferred charges and other assets in the table above includes $0.9 million representing the fair value of intangible customer relationships, which encompass both the contractual life of customer contracts plus any future customer relationship value beyond the contract life.

    (15) TransColorado Gas Transmission Company

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

     (16) Kinder Morgan Fairless Hills Terminal

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

    (17) Claytonville Oil Field Unit

    Effective January 31, 2005, we acquired an approximate 64.5% gross working interest in the Claytonville oil field unit located in Fisher County, Texas from Aethon I L.P. The field is located nearly 30 miles east of the SACROC unit in the Permian Basin of West Texas. Our purchase price was approximately $6.5 million, consisting of $6.2 million in cash and the assumption of $0.3 million of liabilities. Following our acquisition, we became the operator of the field, which at the time of acquisition was producing approximately 200 barrels of oil per day. The acquisition of this ownership interest complemented our existing carbon dioxide assets in the Permian Basin, and as of our acquisition date and pending further studies as to the technical and economic feasibility of carbon dioxide injection, we may invest an additional $30 million in the field in order to increase production and ultimate oil recovery. The acquired operations are included as part of our CO2 business segment.

    (18) Texas Petcoke Terminal Region

    Effective April 29, 2005, we acquired seven bulk terminal operations from Trans-Global Solutions, Inc. for an aggregate consideration of approximately $247.2 million, consisting of $186.0 million in cash, $46.2 million in common units, and an obligation to pay an additional $15 million on April 29, 2007, two years from closing. We will settle the $15 million liability by issuing additional common units. All of the acquired assets are located in the State of Texas, and include facilities at the Port of Houston, the Port of Beaumont and the TGS Deepwater Terminal located on the Houston Ship Channel. We combined the acquired operations into a new terminal region called the Texas Petcoke region, as certain of the terminals have contracts in place to provide petroleum coke handling services for major Texas oil refineries. The acquisition complemented our existing Gulf Coast terminal facilities and expanded our pre-existing petroleum coke handling operations. The acquired operations are included as part of our Terminals business segment. In the fourth quarter of 2005, we made purchase price adjustments that increased property, plant and equipment $0.1 million, increased goodwill $1.0 million and decreased other intangibles $1.3 million. The changes were based on an appraisal of fair market values, which was completed in the fourth quarter of 2005. The $13.3 million of goodwill was assigned to our Terminals business segment and the entire amount is expected to be deductible for tax purposes. We believe this acquisition resulted in the recognition of goodwill primarily due to the fact that certain advantageous factors and conditions existed that contributed to the fair value of acquired identifiable net assets and liabilities exceeding our acquisition price - in the aggregate, these factors represented goodwill. The $161.4 million of deferred charges and other assets in the table above represents the fair value of intangible customer relationships, which encompass both the contractual life of customer contracts plus any future customer relationship value beyond the contract life. In connection with the transaction, Trans-Global Solutions, Inc. agreed to indemnify Kinder Morgan G.P., Inc. for any losses relating to our failure to repay $50.9 million of indebtedness incurred to fund the acquisition, and we agreed to indemnify Trans-Global Solutions, Inc. for any taxes of Trans-Global Solutions, Inc. that may arise from the sale of any acquired assets. We have no current intention to sell any of the assets acquired in this transaction.

    (19) July 2005 Terminal Assets

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

    The New York Harbor terminal, located on Staten Island and referred to as the Kinder Morgan Staten Island terminal, complements our existing Northeast liquids terminal facilities located in Carteret and Perth Amboy, New Jersey. At the time of acquisition, the terminal had storage capacity of 2.3 million barrels for gasoline, diesel and fuel oil, and we expected to bring several idle tanks back into service that would add another 550,000 barrels of capacity. In addition, we planned to rebuild a ship berth with the ability to accommodate tanker vessels. As part of the transaction, ExxonMobil entered into a long-term storage capacity agreement with us and has continued to utilize a portion of the terminal.

    The dry-bulk terminal, located along the Ohio River in Hawesville, Kentucky, primarily handles wood chips and finished paper products. The acquisition complemented our existing terminal assets located in the Ohio River Valley and further expanded our wood-chip handling businesses. As part of the transaction, we assumed a long-term handling agreement with Weyerhauser Company, an international forest products company, and we planned to expand the terminal in order to increase utilization and provide storage services for additional products.

    The assets acquired at the liquids/dry-bulk facility in Blytheville, Arkansas consisted of storage and supporting infrastructure for 40,000 tons of anhydrous ammonia, 9,500 tons of urea ammonium nitrate solutions and 40,000 tons of urea. As part of the transaction, we have entered into a long-term agreement to sublease all of the existing anhydrous ammonia and urea ammonium nitrate terminal assets to Terra Nitrogen Company, L.P. The terminal is one of only two facilities in the United States that can handle imported fertilizer and provide shipment west on railcars, and the acquisition of the facility positioned us to take advantage of the increase in fertilizer imports that has resulted from the recent decrease in domestic production.

    (20) General Stevedores, L.P.

    Effective July 31, 2005, we acquired all of the partnership interests in General Stevedores, L.P. for an aggregate consideration of approximately $8.9 million, consisting of $2.0 million in cash, $3.4 million in common units, and $3.5 million in assumed liabilities, including debt of $3.0 million. In August 2005, we paid the $3.0 million outstanding debt balance. General Stevedores, L.P. owns, operates and leases barge unloading facilities located along the Houston, Texas ship channel. Its operations primarily consist of receiving, storing and transferring semi-finished steel products, including coils, pipe and billets. The acquisition complemented and further expanded our existing Texas Gulf Coast terminal facilities, and its operations are included as part of our Terminals business segment. Our allocation of the purchase price to assets acquired and liabilities assumed is preliminary, pending final determination of working capital balances at the time of acquisition. We expect these final working capital adjustments to be made in the first quarter of 2006.

    (21) North Dayton Natural Gas Storage Facility

    Effective August 1, 2005, we acquired a natural gas storage facility in Liberty County, Texas, from Texas Genco LLC for an aggregate consideration of approximately $109.4 million, consisting of $52.9 million in cash and $56.5 million in assumed debt. The facility, referred to as our North Dayton storage facility, has approximately 6.3 billion cubic feet of total capacity, consisting of 4.2 billion cubic feet of working capacity and 2.1 billion cubic feet of pad (cushion) gas. The acquisition complemented our existing Texas intrastate natural gas pipeline group assets and positioned us to pursue expansions at the facility that will provide or offer needed services to utilities, the growing liquefied natural gas industry along the Texas Gulf Coast, and other natural gas storage users. Additionally, as part of the transaction, we entered into a long-term storage capacity and transportation agreement with Texas Genco, one of the largest wholesale electric power generating companies in the United States, with over 13,000 megawatts of generation capacity. The agreement covers storage services for approximately 2.0 billion cubic feet of natural gas capacity and expires on March 1, 2017. The North Dayton storage facility's operations are included in our Natural Gas Pipelines business segment.
 Our allocation of the purchase price to assets acquired and liabilities assumed is preliminary, based on a preliminary appraisal of fair market values. The appraisal is expected to be finalized in the first quarter of 2006. The $26.0 million of goodwill was assigned to our Natural Gas Pipelines business segment and the entire amount is expected to be deductible for tax purposes. We believe our acquisition of the North Dayton natural gas storage facility resulted in the recognition of goodwill primarily due to the fact that the favorable location and the favorable association with our pre-existing assets contributed to the fair value of acquired identifiable net assets and liabilities exceeding our acquisition price - in the aggregate, these factors represented goodwill. The $11.7 million of deferred charges and other assets in the table above represents the fair value of the intangible long-term natural gas storage capacity and transportation agreement

    (22) August and September 2005 Terminal Assets

    In August and September 2005, we acquired certain terminal facilities and assets, including both real and personal property, in two separate transactions for an aggregate consideration of approximately $4.3 million in cash. In August 2005, we spent $1.9 million to acquire the Kinder Morgan Blackhawk terminal from White Material Handling, Inc., and in September 2005, we spent $2.4 million to acquire a repair shop and related assets from Trans-Global Solutions, Inc. The Kinder Morgan Blackhawk terminal consists of approximately 46 acres of land, storage buildings, and related equipment located in Black Hawk County, Iowa. The terminal primarily stores and transfers fertilizer and salt and further expanded our Midwest region bulk terminal operations. The acquisition of the repair shop, located in Jefferson County, Texas, near Beaumont, consists of real and personal property, including parts inventory. The acquisition facilitated and expanded the earlier acquisition of our Texas Petcoke terminals from Trans-Global Solutions in April 2005. The operations of both acquisitions are included in our Terminals business segment.

    (23) Allied Terminal Assets

    Effective November 4, 2005, we acquired certain terminal assets from Allied Terminals, Inc. for an aggregate consideration of approximately $13.3 million, consisting of $12.1 million in cash and $1.2 million in assumed liabilities. The assets primarily consisted of storage tanks, loading docks, truck racks, land and other equipment and personal property located adjacent to our Shipyard River bulk terminal in Charleston, South Carolina. The acquisition complemented an ongoing capital expansion project at our Shipyard River terminal that together, will add infrastructure in order to increase the terminal's ability to handle increasing supplies of imported coal. The acquired assets are counted as an external addition to our Shipyard River terminal and are included as part of our Terminals business segment.

    Pro Forma Information

    The following summarized unaudited pro forma consolidated income statement information for the years ended December 31, 2005 and 2004, assumes that all of the acquisitions we have made and joint ventures we have entered into since January 1, 2004, including the ones listed above, had occurred as of January 1, 2004. We have prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed these acquisitions and joint ventures as of January 1, 2004 or the results that will be attained in the future. Amounts presented below are in thousands, except for the per unit amounts:

                                                                              Pro Forma Year Ended
                                                                                   December 31,
                                                                               2005           2004
                                                                            ----------    ----------
                                                                                  (Unaudited)
Revenues..................................................................  $9,822,532    $8,143,720
Operating Income..........................................................   1,026,579     1,047,099
Income Before Cumulative Effect of a Change in Accounting Principle.......     819,067       893,044
Net Income................................................................  $  819,067    $  893,044
Basic Limited Partners' Net Income per unit:
  Income Before Cumulative Effect of a Change in Accounting Principle.....  $     1.61    $     2.48
  Net Income..............................................................  $     1.61    $     2.48
Diluted Limited Partners' Net Income per unit:
  Income Before Cumulative Effect of a Change in Accounting Principle.....  $     1.60    $     2.47
  Net Income..............................................................  $     1.60    $     2.47

    Acquisitions Subsequent to December 31, 2005

    Effective February 23, 2006, Rockies Express Pipeline LLC acquired Entrega Gas Pipeline LLC for $240.0 million in cash. We contributed $160.0 million, which corresponded to our 66 2/3% ownership interest in Rockies Express Pipeline LLC. Sempra Energy holds the remaining 33 1/3% ownership interest and contributed $80.0 million. The Entrega Gas Pipeline is an interstate natural gas pipeline that will consist of two segments: (i) a 136-mile, 36-inch diameter pipeline that extends from the Meeker Hub in Rio Blanco County, Colorado to the Wamsutter Hub in Sweetwater County, Wyoming, and (ii) a 191-mile, 42-inch diameter pipeline that extends from the Wamsutter Hub to the Cheyenne Hub in Weld County, Colorado, where it will ultimately connect with the Rockies Express Pipeline. In combination, the Entrega and Rockies Express pipelines have the potential to create a major new natural gas transmission pipeline that will provide seamless transportation of natural gas from Rocky Mountain production areas to Midwest and eastern Ohio markets. EnCana completed construction of the first segment of the pipeline, and under the terms of the purchase and sale agreement, we and Sempra will construct the second segment. It is anticipated that the entire Entrega system will be placed into service by January 1, 2007. Entrega's operations will be included as part of our Natural Gas Pipelines business segment. This acquisition had no effect on our consolidated financial statements during the periods covered by these financial statements.


4.  Change in Accounting for Asset Retirement Obligations

    We measure the future cost to retire our tangible long-lived assets and recognize such cost as a liability in accordance with the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. The provisions of this Statement became effective for fiscal years beginning after June 15, 2002, and we adopted SFAS No. 143 on January 1, 2003.

    SFAS No. 143 requires companies to record a liability relating to the retirement and removal of assets used in their businesses. Its primary impact on us was to change the method of accruing for oil and gas production site restoration costs related to our CO2 business segment. Prior to January 1, 2003, we accounted for asset retirement obligations for our CO2 segment in accordance with SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Under SFAS No. 143, the fair value of asset retirement obligations are recorded as liabilities on a discounted basis when they are incurred, which is typically at the time the assets are installed or acquired. Amounts recorded for the related assets are increased by the amount of these obligations. Over time, the liabilities will be accreted for the change in their present value and the initial capitalized costs will be depreciated over the useful lives of the related assets. The liabilities are eventually extinguished when the asset is taken out of service. Specifically, upon adoption of this Statement, an entity must recognize the following items in its balance sheet:

     * a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption;

     * an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset; and

     *    accumulated depreciation on that capitalized cost.

    Amounts resulting from initial application of this Statement were measured using current information, current assumptions and current interest rates. The amount recognized as an asset retirement cost was measured as of the date the asset retirement obligation was incurred. Cumulative accretion and accumulated depreciation was measured for the time period from the date the liability would have been recognized had the provisions of this Statement been in effect to the date of adoption of this Statement.

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

    In our CO2 business segment, we are required to plug and abandon oil and gas wells that have been removed from service and to remove our surface wellhead equipment and compressors. As of December 31, 2005 and 2004, we have recognized asset retirement obligations relating to these requirements at existing sites within our CO2 segment in the aggregate amounts of $41.5 million and $34.7 million, respectively.

    In our Natural Gas Pipelines business segment, if we were to cease providing utility services, we would be required to remove surface facilities from land belonging to our customers and others. Our Texas intrastate natural gas pipeline group has various condensate drip tanks and separators located throughout its natural gas pipeline systems, as well as one inactive gas processing plant, various laterals and gathering systems which are no longer integral to the overall mainline transmission systems, and asbestos-coated underground pipe which is being abandoned and retired. Our Kinder Morgan Interstate Gas Transmission system has compressor stations which are no longer active and other miscellaneous facilities, all of which have been officially abandoned. We believe we can reasonably estimate both the time and costs associated with the retirement of these facilities. As of December 31, 2005 and 2004, we have recognized asset retirement obligations relating to the businesses within our Natural Gas Pipelines segment in the aggregate amounts of $1.7 million and $3.6 million, respectively.

    We have included $0.8 million of our total asset retirement obligations as of both December 31, 2005 and December 31, 2004 with "Accrued other current liabilities" in our accompanying consolidated balance sheets. The remaining $42.4 million obligation as of December 31, 2005 and $37.5 million obligation as of December 31, 2004 are reported separately as non-current liabilities in our accompanying consolidated balance sheets. No assets are legally restricted for purposes of settling our asset retirement obligations. A reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations for each of years ended December 31, 2005 and 2004 is as follows (in thousands):

                                             Year Ended December 31,
                                         ------------------------------
                                             2005               2004
                                         -----------        -----------
Balance at beginning of period........   $    38,274        $    35,708
Liabilities incurred..................         5,926              1,157
Liabilities settled...................        (1,778)              (672)
Accretion expense.....................         1,327              2,081
Revisions in estimated cash flows.....          (522)                 -
                                         -----------        -----------
Balance at end of period..............   $    43,227        $    38,274
                                         ===========        ===========


5.  Income Taxes

    Components of the income tax provision applicable to continuing operations for federal, foreign and state taxes are as follows (in thousands):

                                Year Ended December 31,
                           -------------------------------
                              2005       2004        2003
                           --------   --------    --------
Taxes currently payable:
  Federal.............     $  9,604   $  7,515    $    437
  State...............        2,112      1,497       1,131
  Foreign.............          322         70          25
                           --------   --------    --------
  Total...............       12,038      9,082       1,593
Taxes deferred:
  Federal.............        8,159      5,694      11,650
  State...............          769        883       1,939
  Foreign.............        3,495      4,067       1,449
                           --------   --------    --------
  Total...............       12,423     10,644      15,038
                           --------   --------    --------
Total tax provision...     $ 24,461   $ 19,726    $ 16,631
                           ========   ========    ========
Effective tax rate....          2.9%       2.3%        2.3%

    The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

                                                                Year Ended December 31,
                                                             ----------------------------
                                                               2005      2004      2003
                                                             -------   -------    -------
Federal income tax rate.................................        35.0%     35.0%      35.0%
Increase (decrease) as a result of:
  Partnership earnings not subject to tax...............       (35.0)%   (35.0)%    (35.0)%
  Corporate subsidiary earnings subject to tax..........         1.1%      0.5%       0.5%
  Income tax expense attributable to corporate
   equity earnings......................................         1.1%      1.2%       1.5%
  Income tax expense attributable to foreign corporate
   earnings.............................................         0.5%      0.5%       0.2%
  State taxes...........................................         0.2%      0.1%       0.1%
                                                             -------   -------    -------
Effective tax rate......................................         2.9%      2.3%       2.3%
                                                             =======   =======    =======

    Deferred tax assets and liabilities result from the following (in thousands):

                                                          December 31,
                                                       -----------------
                                                         2005      2004
                                                       --------  -------
Deferred tax assets:
  Book accruals....................................    $  1,112  $ 1,349
  Net Operating Loss/Alternative minimum tax
   credits.........................................       1,548    7,138
  Other............................................       1,445    1,472
                                                       --------  -------
Total deferred tax assets..........................       4,105    9,959

Deferred tax liabilities:
  Property, plant and equipment....................      63,562   59,277
  Other............................................      10,886    7,169
                                                       --------  -------
Total deferred tax liabilities.....................      74,448   66,446
                                                       --------  -------
Net deferred tax liabilities.......................    $ 70,343  $56,487
                                                       ========  =======

    We had available, at December 31, 2005, approximately $0.09 million of foreign minimum tax credit carryforwards, which are available through 2014, and $1.5 million of foreign and state net operating loss carryforwards, which will expire between the years 2007 and 2024. We believe it is more likely than not that the net operating loss carryforwards will be utilized prior to their expiration; therefore, no valuation allowance is necessary.


6.  Property, Plant and Equipment

    Property, plant and equipment consists of the following (in thousands):

                                                                         December 31,
                                                                   ------------------------
                                                                       2005         2004
                                                                   -----------  -----------
  Natural gas, liquids and carbon dioxide pipelines...........     $ 4,005,612  $ 3,903,021
  Natural  gas,  liquids and carbon dioxide pipeline station
    equipment.................................................       4,146,328    3,443,817
  Coal and bulk tonnage transfer, storage and services........         131,265      512,024
  Natural gas, liquids and transmix processing................         187,061      105,375
  Other.......................................................         625,615      511,787
  Accumulated depreciation and depletion......................      (1,242,304)    (947,660)
                                                                   -----------  -----------
                                                                     7,853,577    7,528,364
  Land and land right-of-way..................................         440,497      371,172
  Construction work in process................................         570,510      269,144
                                                                   -----------  -----------
  Property, Plant and Equipment, net..........................     $ 8,864,584  $ 8,168,680
                                                                   ===========  ===========

    Depreciation and depletion expense charged against property, plant and equipment consists of the following (in thousands):

                                            2005      2004     2003
                                         --------  --------  --------
Depreciation and depletion expense..     $339,580  $285,351  $217,401


7.  Investments

    Our significant equity investments as of December 31, 2005 consisted of:

    *  Plantation Pipe Line Company (51%);

    *  Red Cedar Gathering Company (49%);

    *  Thunder Creek Gas Services, LLC (25%);

    *  Coyote Gas Treating, LLC (Coyote Gulch) (50%);

    *  Cortez Pipeline Company (50%); and

    *  Heartland Pipeline Company (50%).

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

    In September 2003, we paid $10.0 million to acquire reversionary interests in the Red Cedar Gathering Company. The 4% reversionary interests were held by the Southern Ute Indian Tribe and were scheduled to take effect September 1, 2004 and September 1, 2009. With the elimination of these reversionary interests, our ownership interest in Red Cedar will be maintained at 49% in the future. For more information on this acquisition, see Note 3.

    Also, on January 1, 2003, Kinder Morgan CO2 Company, L.P. owned a 15% interest in MKM Partners, L.P., a joint venture with Marathon Oil Company. The remaining 85% interest in MKM Partners was owned by subsidiaries of Marathon Oil Company. The joint venture assets consisted of a 12.75% interest in the SACROC oil field unit and a 49.9% interest in the Yates field unit, both of which are in the Permian Basin of West Texas. We accounted for our 15% investment in the joint venture under the equity method of accounting because our ownership interest included 50% of the joint venture's general partner interest, and the ownership of this general partner interest gave us the ability to exercise significant influence over the operating and financial policies of the joint venture. Effective June 1, 2003, we acquired the MKM joint venture's 12.75% ownership interest in the SACROC unit for $23.3 million and the assumption of $1.9 million of liabilities, and on June 20, 2003, we signed an agreement with subsidiaries of Marathon Oil Corporation to dissolve MKM Partners, L.P. The partnership's dissolution was effective June 30, 2003, and the net assets were distributed to partners in accordance with its partnership agreement. Currently, our approximate 97% working interest in the SACROC field unit and our approximate 50% working interest in the Yates field unit, including the incremental interest acquired in November 2003, are accounted for using the proportional method of consolidation for oil and gas operations. For more information on this acquisition, see Note 3.

    Our total investments consisted of the following (in thousands):

                                                        December 31,
                                                    --------------------
                                                      2005         2004
                                                    --------    --------
Plantation Pipe Line Company...................     $213,072    $216,142
Red Cedar Gathering Company....................      139,852     124,209
Thunder Creek Gas Services, LLC................       37,254      37,122
Cortez Pipeline Company........................       17,938      15,503
Coyote Gas Treating, LLC.......................           --      12,964
Heartland Pipeline Company.....................        5,205       5,106
All Others.....................................        5,992       2,209
                                                    --------    --------
Total Equity Investments.......................     $419,313    $413,255
                                                    ========    ========

    Our earnings from equity investments were as follows (in thousands):

                                             Year Ended December 31,
                                         -------------------------------
                                           2005        2004       2003
                                         --------    --------   --------
Cortez Pipeline Company.............     $ 26,319    $ 34,179   $ 32,198
Plantation Pipe Line Company........       24,926      25,879     27,983
Red Cedar Gathering Company.........       32,000      14,679     18,571
Thunder Creek Gas Services, LLC.....        2,741       2,828      2,833
Coyote Gas Treating, LLC............        2,071       2,453      2,608
Heartland Pipeline Company..........        2,122       1,369        973
MKM Partners, L.P...................            -           -      5,000
All Others..........................        1,481       1,803      2,033
                                         --------    --------   --------
Total...............................     $ 91,660    $ 83,190   $ 92,199
                                         ========    ========   ========
Amortization of excess costs........     $ (5,644)   $ (5,575)  $ (5,575)
                                         ========    ========   ========

    Summarized combined unaudited financial information for our significant equity investments (listed above) is reported below (in thousands; amounts represent 100% of investee financial information):

                                                   Year Ended December 31,
                                                ------------------------------
        Income Statement                          2005       2004       2003
-------------------------------                 --------   --------   --------
Revenues....................................    $448,382   $418,186   $467,871
Costs and expenses..........................     282,317    265,819    295,931
                                                --------   --------   --------
Earnings before extraordinary items and
  cumulative effect of a change in
   accounting principle....,,...............     166,065    152,367    171,940
                                                ========   ========   ========
Net income..................................    $166,065   $152,367   $168,167
                                                ========   ========   ========

                                          December 31,
                                     ----------------------
             Balance Sheet               2005        2004
        ---------------------        ----------  ----------
        Current assets............   $  107,975  $  107,954
        Non-current assets........      680,330     696,493
        Current liabilities.......      182,549     218,922
        Non-current liabilities...      345,227     364,406
        Partners'/owners' equity..   $  260,529  $  221,119

8.  Intangibles

    Our intangible assets include goodwill, lease value, contracts, customer relationships and agreements. Excluding goodwill, our other intangible assets have definite lives, are being amortized on a straight-line basis over their estimated useful lives, and are reported separately as "Other intangibles, net" in our accompanying consolidated balance sheets. Following is information related to our intangible assets subject to amortization and our goodwill (in thousands):

                                            December 31,
                                       -----------------------
                                          2005          2004
                                       -----------   ---------
        Goodwill
        Gross carrying amount......    $   813,101   $ 746,980
        Accumulated amortization...        (14,142)    (14,142)
                                       -----------   ---------
        Net carrying amount........        798,959     732,838
                                       -----------   ---------

        Lease value
        Gross carrying amount......          6,592       6,592
        Accumulated amortization...         (1,168)     (1,028)
                                       -----------   ---------
        Net carrying amount........          5,424       5,564
                                       -----------   ---------

        Contracts and other
        Gross carrying amount......        221,250      10,775
        Accumulated amortization...         (9,654)     (1,055)
                                       -----------   ---------
        Net carrying amount........        211,596       9,720
                                       -----------   ---------

        Total intangibles, net.....    $ 1,015,979   $ 748,122
                                       ===========   =========

    Amortization expense on our intangibles consists of the following (in thousands):

                              Year Ended December 31,
                           -----------------------------
                             2005       2004      2003
                           --------   -------   --------
Lease value..............  $    140   $   140   $    140
Contracts and other......     8,599       752         64
                           --------   -------   --------
Total amortization.......  $  8,739   $   892   $    204
                           ========   =======   ========

    In April 2005, we acquired certain bulk terminal operations from Trans-Global Solutions, Inc. for an aggregate consideration of approximately $247.2 million. The allocation of our purchase price included the recording of intangible customer relationships at a fair value of $161.4 million. These intangibles are included in "Contracts and other" in the above tables and their fair value was based on an appraisal report of fair market values. The intangibles are being amortized to expense over their expected useful economic lives. For more information on this acquisition, see Note 3.

    As of December 31, 2005, our weighted average amortization period for our intangible assets is approximately 19.75 years. Our estimated amortization expense for these assets for each of the next five fiscal years is approximately $12.6 million, $12.3 million, $12.2 million, $12.0 million and $11.8 million, respectively.

    Goodwill

    As an investor, the price we pay to acquire an ownership interest in an investee will most likely differ from the underlying interest in book value, with book value representing the investee's net assets per its financial statements. This differential relates to both discrepancies between the investee's recognized net assets at book value and at current fair values and to any premium we pay to acquire the investment. Under ABP No. 18, any such premium paid by an investor, which is analogous to goodwill, must be identified.

    For our investments in affiliated entities that are included in our consolidation, the excess cost over underlying fair value of net assets is referred to as goodwill and reported separately as "Goodwill" in our accompanying consolidated balance sheets. Under SFAS No. 142, goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires goodwill to be assigned to an appropriate reporting unit and to determine if the implied fair value of the reporting unit's goodwill is less than its carrying amount.

    Changes in the carrying amount of our goodwill for each of the two years ended December 31, 2004 and 2005 are summarized as follows (in thousands):

                                        Products      Natural Gas
                                        Pipelines      Pipelines        CO2        Terminals       Total
                                       -----------    -----------   -----------   -----------   -----------
Balance as of December 31, 2003.....   $   263,182    $   253,358   $    46,101   $   166,869   $   729,510
  Acquisitions......................             -              -             -         6,368         6,368
  Purchase price adjustments........             -         (3,040)            -             -        (3,040)
  Impairments.......................             -              -             -             -             -
                                       -----------    -----------   -----------   -----------   -----------
Balance as of December 31, 2004.....   $   263,182    $   250,318   $    46,101   $   173,237   $   732,838
  Acquisitions and purchase price                -         38,117             -        28,004        66,121
adjs................................
  Disposals.........................             -              -             -             -             -
  Impairments.......................             -              -             -             -             -
                                       -----------    -----------   -----------   -----------   -----------
Balance as of December 31, 2005.....   $   263,182    $   288,435   $    46,101   $   201,241   $   798,959
                                       ===========    ===========   ===========   ===========   ===========

    Equity Method Goodwill

    For the investments we account for under the equity method, this premium or excess cost over underlying fair value of net assets, is referred to as equity method goodwill and under SFAS No. 142, is not subject to amortization but rather to impairment testing pursuant to APB No. 18. The impairment test under APB No. 18 considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. Therefore, in addition to our annual impairment test of goodwill, we periodically reevaluate the amount at which we carry the excess of cost over fair value of net assets accounted for under the equity method, as well as the amortization period for such assets, to determine whether current events or circumstances warrant adjustments to our carrying value and/or revised estimates of useful lives in accordance with APB Opinion No. 18. The caption "Investments" in our accompanying consolidated balance sheets includes equity method goodwill of $138.2 million as of December 31, 2005 and $150.3 million as of December 31, 2004.


9.  Debt

    Our debt and credit facility as of December 31, 2005, consisted primarily of:

     * a $1.6 billion unsecured five-year credit facility due August 18, 2010;

     *    $250 million of 5.35% Senior Notes due August 15, 2007;

     * $15 million of 7.84% Senior Notes, with a final maturity of July 23, 2008 (our subsidiary, Central Florida Pipe Line LLC, is the obligor on the notes);

     *    $250 million of 6.30% Senior Notes due February 1, 2009;

     * $5.3 million of Illinois Development Revenue Bonds due January 1, 2010 (our subsidiary, Arrow Terminals L.P., is the obligor on the bonds);

     *    $250 million of 7.50% Senior Notes due November 1, 2010;

     *    $700 million of 6.75% Senior Notes due March 15, 2011;

     *    $450 million of 7.125% Senior Notes due March 15, 2012;

     *    $500 million of 5.00% Senior Notes due December 15, 2013;

     * $54.7 million of 5.23% Senior Notes, with a final maturity of January 2, 2014 (our subsidiary, Kinder Morgan Texas Pipeline, L.P., is the obligor on the notes);

     *    $500 million of 5.125% Senior Notes due November 15, 2014;

     * $25 million of New Jersey Economic Development Revenue Refunding Bonds due January 15, 2018 (our subsidiary, Kinder Morgan Liquids Terminals LLC, is the obligor on the bonds);

     * $23.7 million of tax-exempt bonds due April 1, 2024 (our subsidiary, Kinder Morgan Operating L.P. "B," is the obligor on the bonds);

     * $40 million of Plaquemines, Louisiana Port, Harbor, and Terminal District Revenue Bonds due March 15, 2025 (our 66 2/3% owned subsidiary, International Marine Terminals, is the obligor on the bonds);

     *    $300 million of 7.40% Senior Notes due March 15, 2031;

     *    $300 million of 7.75% Senior Notes due March 15, 2032;

     *    $500 million of 7.30% Senior Notes due August 15, 2033;

     *    $500 million of 5.80% Senior Notes due March 15, 2035; and

     * a $1.6 billion short-term commercial paper program (supported by our credit facilities, the amount available for borrowing under our credit facilities is reduced by our outstanding commercial paper borrowings).

    Our outstanding short-term debt as of December 31, 2005 was $575.6 million. The balance consisted of:

     *    $566.2 million of commercial paper borrowings;

     * a $5.6 million portion of 5.23% Senior Notes (our subsidiary, Kinder Morgan Texas Pipeline, L.P., is the obligor on the notes);

     * a $5 million portion of 7.84% Senior Notes (our subsidiary, Central Florida Pipe Line LLC, is the obligor on the notes); and

     * an offset of $1.2 million (which represents the net of other borrowings and the accretion of discounts on our senior note issuances).

    As of December 31, 2005, we intended and had the ability to refinance all of our short-term debt on a long-term basis under our unsecured long-term credit facility. Accordingly, such amounts have been classified as long-term debt in our accompanying consolidated balance sheet. The weighted average interest rate on all of our borrowings was approximately 5.0513% during 2005 and 4.4702% during 2004.

         Credit Facilities

    On August 18, 2004, we replaced our existing bank credit facilities, consisting of a $570 million unsecured 364-day credit facility due October 12, 2004 and a $480 million unsecured three-year credit facility due October 15, 2005, with a $1.25 billion five-year, unsecured revolving credit facility due August 18, 2009. There were no borrowings under our five-year credit facility as of December 31, 2004.

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

    There were no borrowings under our five-year credit facility as of December 31, 2005. The amount available for borrowing under our credit facility as of December 31, 2005 was reduced by:

     * our outstanding commercial paper borrowings ($566.2 million as of December 31, 2005);

     * a combined $534 million in five letters of credit that support our hedging of commodity price risks associated with the sale of natural gas, natural gas liquids, oil and carbon dioxide;

     * a combined $49 million in two letters of credit that support tax-exempt bonds; and

     * $16.3 million of other letters of credit supporting other obligations of us and our subsidiaries.

    Our five-year credit facility permits us to obtain bids for fixed rate loans from members of the lending syndicate. Interest on our credit facility accrues at our option at a floating rate equal to either:

     * the administrative agent's base rate (but not less than the Federal Funds Rate, plus 0.5%); or

     * LIBOR, plus a margin, which varies depending upon the credit rating of our long-term senior unsecured debt.

    Our credit facility included the following restrictive covenants as of December 31, 2005:

     *    requirements to maintain certain financial ratios:

          * total debt divided by earnings before interest, income taxes, depreciation and amortization for the preceding four quarters may not exceed 5.0;

          * total indebtedness of all consolidated subsidiaries shall at no time exceed 15% of consolidated indebtedness; and

          * consolidated indebtedness shall at no time exceed 65% of total capitalization;

     * certain limitations on entering into mergers, consolidations and sales of assets;

     *    limitations on granting liens; and

     * prohibitions on making any distribution to holders of units if an event of default exists or would exist upon making such distribution.

    In addition to normal repayment covenants, under the terms of our credit facility, the occurrence at any time of any of the following would constitute an event of default:

     * our failure to make required payments of any item of indebtedness or any payment in respect of any hedging agreement, provided that the aggregate outstanding principal amount for all such indebtedness or payment obligations in respect of all hedging agreements is equal to or exceeds $75 million;

     * our general partner's failure to make required payments of any item of indebtedness, provided that the aggregate outstanding principal amount for all such indebtedness is equal to or exceeds $75 million;

     * adverse judgments rendered against us for the payment of money in an aggregate amount in excess of $75 million, if this same amount remains undischarged for a period of thirty consecutive days during which execution shall not be effectively stayed; and

     * voluntary or involuntary commencements of any proceedings or petitions seeking our liquidation, reorganization or any other similar relief under any federal, state or foreign bankruptcy, insolvency, receivership or similar law.

    Excluding the relatively non-restrictive specified negative covenants and events of defaults, our credit facility does not contain any provisions designed to protect against a situation where a party to an agreement is unable to find a basis to terminate that agreement while its counterparty's impending financial collapse is revealed and perhaps hastened through the default structure of some other agreement. The credit facility does not contain a material adverse change clause coupled with a lockbox provision; however, the facility does provide that the margin we will pay with respect to borrowings and the facility fee that we will pay on the total commitment will vary based on our senior debt investment rating. None of our debt is subject to payment acceleration as a result of any change to our credit ratings.

    In addition, on February 22, 2006, we entered into a second credit facility: a $250 million unsecured nine month credit facility that matures November 21, 2006. This new credit facility includes covenants and requires payment of facility fees that are similar in nature to the covenants and facility fees required by our five-year credit facility as discussed above.

    Interest Rate Swaps

    Information on our interest rate swaps is contained in Note 14.

    Commercial Paper Program

    On October 15, 2004, we increased our commercial paper program by $200 million to provide for the issuance of up to $1.25 billion. As of December 31, 2004, we had $416.9 million of commercial paper outstanding with an average interest rate of 2.2856%.

    On August 5, 2005, we increased our commercial paper program by $350 million to provide for the issuance of up to $1.6 billion. Our $1.6 billion unsecured five-year credit facility supports our commercial paper program, and borrowings under our commercial paper program reduce the borrowings allowed under our credit facility. As of December 31, 2005, we had $566.2 million of commercial paper outstanding with an average interest rate of 4.3184%. The borrowings under our commercial paper program were used principally to finance the acquisitions and capital expansions we made during 2004 and 2005.

    Senior Notes

    On November 12, 2004, we closed a public offering of $500 million in principal amount of 5.125% senior notes due November 15, 2014 at a price to the public of 99.914% per note. In the offering, we received proceeds, net of underwriting discounts and commissions, of approximately $496.3 million. We used the proceeds to reduce the outstanding balance on our commercial paper borrowings.

    On March 15, 2005, we paid $200 million to retire the principal amount of our 8.0% senior notes that matured on that date. Also on March 15, 2005, we closed a public offering of $500 million in principal amount of 5.80% senior notes due March 15, 2035 at a price to the public of 99.746% per note. In the offering, we received proceeds, net of underwriting discounts and commissions, of approximately $494.4 million. We used the proceeds remaining after the repayment of the 8.0% senior notes to reduce the outstanding balance on our commercial paper borrowings.

    As of December 31, 2005, the outstanding balance on the various series of our senior notes was as follows (in millions):

        5.35% senior notes due August 15, 2007.....   $   249.9
        6.30% senior notes due February 1, 2009....       249.7
        7.50% senior notes due November 1, 2010....       249.2
        6.75% senior notes due March 15, 2011......       698.9
        7.125% senior notes due March 15, 2012.....       448.7
        5.00% senior notes due December 15, 2013...       497.5
        5.125% senior notes due November 15, 2014..       499.6
        7.40% senior notes due March 15, 2031......       299.4
        7.75% senior notes due March 15, 2032......       298.7
        7.30% senior notes due August 15, 2033.....       499.1
        5.80% senior notes due March 15, 2035......       498.8
                                                      ---------
          Total....................................   $ 4,489.5
                                                      =========

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

    International Marine Terminals Debt

    Since February 1, 2002, we have owned a 66 2/3% interest in International Marine Terminals partnership. The principal assets owned by IMT are dock and wharf facilities financed by the Plaquemines Port, Harbor and Terminal District (Louisiana) $40,000,000 Adjustable Rate Annual Tender Port Facilities Revenue Refunding Bonds (International Marine Terminals Project) Series 1984A and 1984B. As of December 31, 2005, the interest rate on these bonds was 2.6%.

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

    Central Florida Pipeline LLC Debt

    Effective January 1, 2001, we acquired Central Florida Pipeline LLC. As part of our purchase price, we assumed an aggregate principal amount of $40 million of senior notes originally issued to a syndicate of eight insurance companies. The senior notes have a fixed annual interest rate of 7.84% with repayments in annual installments of $5 million beginning July 23, 2001. The final payment is due July 23, 2008. Interest is payable semiannually on January 1 and July 23 of each year. In both July 2004 and July 2005, we made an annual repayment of $5.0 million and as of December 31, 2005, Central Florida's outstanding balance under the senior notes was $15.0 million.

    Kinder Morgan River Terminals LLC

    Effective October 6, 2004, we acquired Global Materials Services LLC and its consolidated subsidiaries (see Note 3). We renamed Global Materials Services LLC as Kinder Morgan River Terminals LLC, and as part of our purchase price, we assumed debt of $33.7 million, consisting of third-party notes payables, current and non-current bank borrowings, and long-term bonds payable. In October 2004, we paid $28.4 million of the assumed debt and following these repayments, the only remaining outstanding debt was a $5.3 million principal amount of Adjustable Rate Industrial Development Revenue Bonds issued by the Illinois Development Finance Authority. Our subsidiary, Arrow Terminals L.P., is the obligor on these bonds. The bonds have a maturity date of January 1, 2010, and interest on these bonds is paid and computed quarterly at the Bond Market Association Municipal Swap Index. The bonds are collateralized by a first mortgage on assets of Arrow's Chicago operations and a third mortgage on assets of Arrow's Pennsylvania operations. As of December 31, 2005, the interest rate was 3.157%. The bonds are also backed by a $5.4 million letter of credit issued by JP Morgan Chase that backs-up the $5.3 million principal amount of the bonds and $0.1 million of interest on the bonds for up to 45 days computed at 12% per annum on the principal amount thereof.

    Kinder Morgan Texas Pipeline, L.P. Debt

    Effective August 1, 2005, we acquired a natural gas storage facility in Liberty County, Texas (see Note 3). As part of our purchase price, we assumed debt having a fair value of $56.5 million. We valued the debt equal to the present value of amounts to be paid determined using an approximate interest rate of 5.23%. The debt consisted of privately placed unsecured senior notes with a fixed annual stated interest rate as of August 1, 2005, of 8.85%. The assumed principal amount, along with interest, is due in monthly installments of approximately $0.7 million. The final payment is due January 2, 2014. Our subsidiary, Kinder Morgan Texas Pipeline, L.P., is the obligor on the notes, and as of December 31, 2005, KMTP's outstanding balance under the senior notes was $54.7 million.

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

    Kinder Morgan Liquids Terminals LLC Debt

    Effective January 1, 2001, we acquired Kinder Morgan Liquids Terminals LLC. As part of our purchase price, we assumed debt of $87.9 million, consisting of five series of tax-exempt industrial revenue bonds. Kinder Morgan Liquids Terminals LLC was the obligor on the bonds, which consisted of the following:

     * $4.1 million of 7.30% New Jersey Industrial Revenue Bonds due September 1, 2019;

     *    $59.5 million of 6.95% Texas Industrial Revenue Bonds due February 1,
          2022;

     * $7.4 million of 6.65% New Jersey Industrial Revenue Bonds due September 1, 2022;

     * $13.3 million of 7.00% Louisiana Industrial Revenue Bonds due March 1, 2023; and

     *    $3.6 million of 6.625% Texas Industrial Revenue Bonds due February 1,
          2024.

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

    In November 2001, we acquired a liquids terminal in Perth Amboy, New Jersey from Stolthaven Perth Amboy Inc. and Stolt-Nielsen Transportation Group, Ltd. As part of our purchase price, we assumed $25.0 million of Economic Development Revenue Refunding Bonds issued by the New Jersey Economic Development Authority. These bonds have a maturity date of January 15, 2018. Interest on these bonds is computed on the basis of a year of 365 or 366 days, as applicable, for the actual number of days elapsed during Commercial Paper, Daily or Weekly Rate Periods and on the basis of a 360-day year consisting of twelve 30-day months during a Term Rate Period. As of December 31, 2005, the interest rate was 2.933%. We have an outstanding letter of credit issued by Citibank in the amount of $25.3 million that backs-up the $25.0 million principal amount of the bonds and $0.3 million of interest on the bonds for up to 42 days computed at 12% on a per annum basis on the principal thereof.

    Kinder Morgan Operating L.P. "B" Debt

    This $23.7 million principal amount of tax-exempt bonds due April 1, 2024 was issued by the Jackson-Union Counties Regional Port District. These bonds bear interest at a weekly floating market rate. As of December 31, 2005, the interest rate on these bonds was 3.134%. As of December 31, 2005, we had an outstanding letter of credit issued by Wachovia in the amount of $24.1 million that backs-up the $23.7 million principal amount of the bonds and $0.4 million of interest on the bonds for up to 55 days computed at 12% per annum on the principal amount thereof. The letter of credit that supports these tax-exempt bonds was issued under our credit facility and reduces the amount available for borrowing under our credit facility.

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

    Maturities of Debt

    The scheduled maturities of our outstanding debt, excluding market value of interest rate swaps, as of December 31, 2005, are summarized as follows (in thousands):

        2006........     $  575,601
        2007........        259,714
        2008........         10,053
        2009........        255,463
        2010........        261,172
        Thereafter..      3,858,884
                         ----------
        Total.......     $5,220,887
                         ==========

    Fair Value of Financial Instruments

    Fair value as used in SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our long-term debt, excluding market value of interest rate swaps, is based upon prevailing interest rates available to us as of December 31, 2005 and December 31, 2004 and is disclosed below.

                    December 31, 2005          December 31, 2004
                -----------------------    ------------------------
                 Carrying     Estimated     Carrying      Estimated
                   Value     Fair Value       Value      Fair Value
                ----------   ----------    ----------    ----------
                                  (In thousands)
Total Debt      $5,220,887   $5,465,215    $4,722,410    $5,139,747


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

    Net periodic benefit costs and weighted-average assumptions for these plans include the following components (in thousands):

                                             Other Post-retirement Benefits
                                           ----------------------------------
                                            2005          2004          2003
                                           -------       -------       ------
Net periodic benefit cost
Service cost......................         $    9        $  111        $   41
Interest cost.....................            310           389           807
Expected return on plan assets....             --            --            --
Amortization of prior service cost           (117)         (125)         (622)
Actuarial (gain)..................           (511)         (976)           --
                                           -------       -------       ------
Net periodic benefit cost.........         $ (309)       $ (601)       $  226
                                           =======       =======       ======

                                           Other Post-retirement Benefits
                                           --------------------------------
                                            2005         2004        2003
                                           -------      -------     -------
Additional amounts recognized
  Curtailment (gain) loss.........         $    --      $    --     $    --
Weighted-average assumptions as of
  December 31:
Discount rate.....................            5.25%        5.75%       6.00%
Expected return on plan assets....              --           --          --
Rate of compensation increase.....             3.9%         3.9%        3.9%

    The discount rate was set by Burlington Northern Santa Fe, the parent of the former general partner of SFPP, L.P., using information for its benefit plans. BNSF based the discount rate on the Moody's Investor Services' Aa corporate bond yield adjusted to reflect the difference between the duration of its plan's cash flows and the duration of the Moody's Aa index.

    Information concerning benefit obligations, plan assets, funded status and recorded values for these plans follows (in thousands):

                                              Other Post-retirement
                                                   Benefits
                                           --------------------------
                                             2005              2004
                                           --------          --------
Change in benefit obligation
Benefit obligation at Jan. 1........       $  5,555          $  6,176
Service cost........................              9               111
Interest cost.......................            310               389
Participant contributions...........            158               166
Amendments..........................             --              (207)
Actuarial (gain) loss...............            (76)             (632)
Benefits paid from plan assets......           (667)             (448)
                                           --------          --------
Benefit obligation at Dec. 31.......       $  5,289          $  5,555
                                           ========          ========

Change in plan assets
Fair value of plan assets at Jan. 1.       $     --          $     --
Actual return on plan assets........             --                --
Employer contributions..............            509               282
Participant contributions...........            158               166
Benefits paid from plan assets......           (667)             (448)
                                           --------          --------
Fair value of plan assets at Dec. 31       $     --          $     --
                                           ========          ========

Funded status.......................       $ (5,289)         $ (5,555)
Unrecognized net actuarial (gain) loss       (5,949)           (6,383)
Unrecognized prior service (benefit)           (592)             (710)
Adj.    for    4th    qtr.    employer          104                91
                                           --------          --------
contributions.......................
Accrued benefit cost................       $(11,726)         $(12,557)
                                           ========          ========

    The unrecognized prior service credit is amortized on a straight-line basis over the average future lifetime until full eligibility for benefits. For measurement purposes, a 10.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease gradually to 5% by 2012 and remain at that level thereafter.

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

                                                 1-Percentage     1-Percentage
                                                Point Increase   Point Decrease
                                                --------------   --------------
Effect on total of service and interest
 cost components.............................       $   33           $  (28)
Effect on postretirement benefit
 obligation..................................       $  498           $ (423)

    Amounts recognized in our consolidated balance sheets consist of (in thousands):

                                                           As of December 31,
                                                     -------------------------
                                                        2005           2004
                                                     ----------     ----------
Prepaid benefit cost.............................    $        -     $        -
Accrued benefit liability........................       (11,726)       (12,557)
Intangible asset.................................             -              -
Accumulated other comprehensive income...........             -              -
                                                     ----------     ----------
  Net amount recognized as of Dec. 31............    $  (11,726)    $  (12,557)
                                                     ==========     ==========

    We expect to contribute approximately $0.3 million to our post-retirement benefit plans in 2006. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

                     Other Post-retirement Benefits
                    --------------------------------
                    2006.............    $       337
                    2007..............           337
                    2008..............           330
                    2009..............           340
                    2010..............           343
                    2011-2015.........         1,672
                                         -----------
                    Total.............   $     3,359
                                         ===========

    Multiemployer Plans

    As a result of acquiring several terminal operations, primarily our acquisition of Kinder Morgan Bulk Terminals, Inc. effective July 1, 1998, we participate in several multi-employer pension plans for the benefit of employees who are union members. We do not administer these plans and contribute to them in accordance with the provisions of negotiated labor contracts. Other benefits include a self-insured health and welfare insurance plan and an employee health plan where employees may contribute for their dependents' health care costs. Amounts charged to expense for these plans were $6.3 million for the year ended 2005 and $5.5 million for the year ended 2004.

    Kinder Morgan Savings Plan

    The Kinder Morgan Savings Plan is a defined contribution 401(k) plan. The plan permits all full-time employees of Kinder Morgan, Inc. and KMGP Services Company, Inc. to contribute between 1% and 50% of base compensation, on a pre-tax basis, into participant accounts. In addition to a mandatory contribution equal to 4% of base compensation per year for most plan participants, our general partner may make discretionary contributions in years when specific performance objectives are met. Certain employees' contributions are based on collective bargaining agreements. The mandatory contributions are made each pay period on behalf of each eligible employee. Any discretionary contributions are generally made during the first quarter following the performance year. All employer contributions, including discretionary contributions, are in the form of KMI stock that is immediately convertible into other available investment vehicles at the employee's discretion. Participants may direct the investment of their contributions into a variety of investments. Plan assets are held and distributed pursuant to a trust agreement.

    For employees hired on or prior to December 31, 2004, all contributions, together with earnings thereon, are immediately vested and not subject to forfeiture. Employer contributions for employees hired on or after January 1, 2005 will vest on the second anniversary of the date of hire. Effective October 1, 2005, for new employees of our Terminals segment, a tiered employer contribution schedule was implemented. This tiered schedule provides for employer contributions of 1% for service less than one year, 2% for service between one and two years, 3% for services between two and five years, and 4% for service of five years or more. All employer contributions for Terminal employees hired after October 1, 2005 will vest on the fifth anniversary of the date of hire.

    At its July 2005 meeting, the compensation committee of the KMI board of directors approved a special contribution of an additional 1% of base pay into the Savings Plan for each eligible employee. Each eligible employee will receive an additional 1% company contribution based on eligible base pay each pay period beginning with the first pay period of August 2005 and continuing through the last pay period of July 2006. The additional 1% contribution is in the form of KMI common stock (the same as the current 4% contribution) and does not change or otherwise impact, the annual 4% contribution that eligible employees currently receive. It may be converted to any other Savings Plan investment fund at any time and it will vest on the second anniversary of the employee's date of hire. Since this additional 1% company contribution is discretionary, compensation committee approval will be required annually for each additional contribution. During the first quarter of 2006, excluding the 1% additional contribution described above, we will not make any additional discretionary contributions to individual accounts for 2005.

    The total amount charged to expense for our Savings Plan was $7.9 million during 2005 and $6.5 million during 2004. All contributions, together with earnings thereon, are immediately vested and not subject to forfeiture. Participants may direct the investment of their contributions into a variety of investments. Plan assets are held and distributed pursuant to a trust agreement.

    Cash Balance Retirement Plan

    Employees of KMGP Services Company, Inc. and KMI are also eligible to participate in a Cash Balance Retirement Plan. Certain employees continue to accrue benefits through a career-pay formula, "grandfathered" according to age and years of service on December 31, 2000, or collective bargaining arrangements. All other employees accrue benefits through a personal retirement account in the Cash Balance Retirement Plan. Employees with prior service and not grandfathered converted to the Cash Balance Retirement Plan on January 1, 2001, and were credited with the current fair value of any benefits they had previously accrued through the defined benefit plan. Under the plan, we make contributions on behalf of participating employees equal to 3% of eligible compensation every pay period. In addition, discretionary contributions are made to the plan based on our and KMI's performance. No discretionary contributions were made for 2005 performance. Interest is credited to the personal retirement accounts at the 30-year U.S. Treasury bond rate, or an approved substitute, in effect each year. Employees become fully vested in the plan after five years, and they may take a lump sum distribution upon termination of employment or retirement.


11.  Partners' Capital

    As of December 31, 2005 and 2004, our partners' capital consisted of the following limited partner units:

                                           December 31,        December 31,
                                           -----------         -----------
                                               2004                 2005
                                           -----------         -----------
        Common units..................     157,005,326         147,537,908
        Class B units.................       5,313,400           5,313,400
        i-units.......................      57,918,373          54,157,641
                                           -----------          ----------
          Total limited partner units.     220,237,099         207,008,949
                                           ===========         ===========

    The total limited partner units represent our limited partners' interest, an effective 98% economic interest in us, exclusive of our general partner's incentive distribution rights. Our general partner has an effective 2% interest in us, excluding its incentive distribution rights.

    As of December 31, 2005, our common unit total consisted of 142,649,591 units held by third parties, 12,631,735 units held by KMI and its consolidated affiliates (excluding our general partner) and 1,724,000 units held by our general partner. Our Class B units were held entirely by KMI and our i-units were held entirely by KMR.

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

    The cash equivalent of distributions of i-units will be treated as if it had actually been distributed for purposes of determining the distributions to our general partner. We will not distribute the cash to the holders of our i-units but will retain the cash for use in our business. If additional units are distributed to the holders of our common units, we will issue an equivalent amount of i-units to KMR based on the number of i-units it owns. Based on the preceding, KMR received a distribution of 932,292 i-units on November 14, 2005. These additional i-units distributed were based on the $0.79 per unit distributed to our common unitholders on that date. During the year ended December 31, 2005, KMR received distributions of 3,760,732 i-units. These additional i-units distributed were based on the $3.07 per unit distributed to our common unitholders during 2005.

    Equity Issuances

    On February 9, 2004, we issued, in a public offering, 5,300,000 of our common units at a price of $46.80 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, we received net proceeds of $237.8 million for the issuance of these common units.

    On March 25, 2004, KMR issued 360,664 of its shares at a price of $41.59 per share, less closing fees and commissions. The net proceeds from the offering were used to buy additional i-units from us. After closing and commission expenses, we received net proceeds of $14.9 million for the issuance of 360,664 i-units.

    On November 10, 2004, we issued, in a public offering, 5,500,000 of our common units. On December 8, 2004, we issued an additional 575,000 units upon exercise by the underwriters of an over-allotment option. We issued these 6,075,000 units at a price of $46.00 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, we received net proceeds of $268.3 million for the issuance of these common units.

    On November 10, 2004, KMR issued 1,300,000 of its shares at a price of $41.29 per share, less closing fees and commissions. The net proceeds from the offering were used to buy additional i-units from us. We received proceeds of $52.6 million for the issuance of 1,300,000 i-units.

    On August 16, 2005, we issued, in a public offering, 5,000,000 of our common units at a price of $51.25 per unit, less commissions and underwriting expenses. At the time of the offering, we granted the underwriters a 30-day option to purchase up to an additional 750,000 common units from us on the same terms and conditions, and pursuant to this option, we issued an additional 750,000 common units on September 9, 2005 upon exercise of this option. After commissions and underwriting expenses, we received net proceeds of $283.6 million for the issuance of these 5,750,000 common units.

    On November 8, 2005, we issued, in a public offering, 2,600,000 of our common units at a price of $51.75 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, we received net proceeds of $130.1 million for the issuance of these common units.

    We used the proceeds from each of these six issuances to reduce the borrowings under our commercial paper program.

    Income Allocation and Declared Distributions

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

    Incentive distributions allocated to our general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. For the years ended December 31, 2005, 2004 and 2003, we declared distributions of $3.13, $2.87 and $2.63 per unit, respectively. Our distributions to unitholders for 2005, 2004 and 2003 required incentive distributions to our general partner in the amount of $473.9 million, $390.7 million and $322.8 million, respectively. The increased incentive distributions paid for 2005 over 2004 and 2004 over 2003 reflect the increase in amounts distributed per unit as well as the issuance of additional units. Distributions for the fourth quarter of each year are declared and paid during the first quarter of the following year.

    On January 18, 2006, we declared a cash distribution of $0.80 per unit for the quarterly period ended December 31, 2005. This distribution was paid on February 14, 2006, to unitholders of record as of January 31, 2006. Our common unitholders and Class B unitholders received cash. KMR, our sole i-unitholder, received a distribution in the form of additional i-units based on the $0.80 distribution per common unit. The number of i-units distributed was 997,180. For each outstanding i-unit that KMR held, a fraction of an i-unit (0.017217) was issued. The fraction was determined by dividing:

    *    $0.80, the cash amount distributed per common unit

by

    * $46.467, the average of KMR's limited liability shares' closing market prices from January 12-26, 2006, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

    This February 14, 2006 distribution required an incentive distribution to our general partner in the amount of $125.6 million. Since this distribution was declared after the end of the quarter, no amount is shown in our December 31, 2005 balance sheet as a distribution payable.


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

    Partnership Interests and Distributions

    Kinder Morgan G.P., Inc.

    Kinder Morgan G.P., Inc. serves as our sole general partner. Pursuant to our partnership agreements, our general partner's interests represent a 1% ownership interest in us, and a direct 1.0101% ownership interest in each of our five operating partnerships. Collectively, our general partner owns an effective 2% interest in our operating partnerships, excluding incentive distributions rights as follows:

     * its 1.0101% direct general partner ownership interest (accounted for as minority interest in our consolidated financial statements); and

     * its 0.9899% ownership interest indirectly owned via its 1% ownership interest in us.

    As of December 31, 2005, our general partner owned 1,724,000 common units, representing approximately 0.78% of our outstanding limited partner units.

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

    Available cash for each quarter is distributed:

     * first, 98% to the owners of all classes of units pro rata and 2% to our general partner until the owners of all classes of units have received a total of $0.15125 per unit in cash or equivalent i-units for such quarter;

     * second, 85% of any available cash then remaining to the owners of all classes of units pro rata and 15% to our general partner until the owners of all classes of units have received a total of $0.17875 per unit in cash or equivalent i-units for such quarter;

     * third, 75% of any available cash then remaining to the owners of all classes of units pro rata and 25% to our general partner until the owners of all classes of units have received a total of $0.23375 per unit in cash or equivalent i-units for such quarter; and

     * fourth, 50% of any available cash then remaining to the owners of all classes of units pro rata, to owners of common units and Class B units in cash and to owners of i-units in the equivalent number of i-units, and 50% to our general partner.

    Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. Our general partner's declared incentive distributions for the years ended December 31, 2005, 2004 and 2003 were $473.9 million, $390.7 million and $322.8 million, respectively.

    Kinder Morgan, Inc.

    KMI, through its subsidiary Kinder Morgan (Delaware), Inc., remains the sole stockholder of our general partner. As of December 31, 2005, KMI directly owned 8,838,095 common units and 5,313,400 Class B units, indirectly owned 5,517,640 common units through its consolidated affiliates, including our general partner, and owned 9,980,494 KMR shares, representing an indirect ownership interest of 9,980,494 i-units. Together, these units represented approximately 13.5% of our outstanding limited partner units. Including both its general and limited partner interests in us, at the 2005 distribution level, KMI received approximately 51% of all quarterly distributions from us, of which approximately 42% is attributable to its general partner interest and 9% is attributable to its limited partner interest. The actual level of distributions KMI will receive in the future will vary with the level of distributions to the limited partners determined in accordance with our partnership agreement.

    Kinder Morgan Management, LLC

    As of December 31, 2005, KMR, our general partner's delegate, remained the sole owner of our 57,918,373 i-units.

    Asset Acquisitions and Sales

    From time to time in the ordinary course of business, we buy and sell pipeline and related services from KMI and its subsidiaries. Such transactions are conducted in accordance with all applicable laws and regulations and on an arms' length basis consistent with our policies governing such transactions.

    2004 Kinder Morgan, Inc. Asset Sales and Contributions

    In June 2004, we bought two LM6000 gas-fired turbines and two boilers from a subsidiary of KMI for their estimated fair market value of $21.1 million, which we paid in cash. This equipment was a portion of the equipment that became surplus as a result of KMI's decision to exit the power development business and is currently employed in conjunction with our CO2 business segment.

    Effective November 1, 2004, we acquired all of the partnership interests in TransColorado Gas Transmission Company from two wholly-owned subsidiaries of KMI. TransColorado Gas Transmission Company, a Colorado general partnership referred to in this report as TransColorado, owned assets valued at approximately $284.5 million. As consideration for TransColorado, we paid to KMI $211.2 million in cash and approximately $64.0 million in units, consisting of 1,400,000 common units. We also assumed liabilities of approximately $9.3 million. The purchase price for this transaction was determined by the boards of directors of KMR and our general partner, and KMI based on valuation parameters used in the acquisition of similar assets. The transaction was approved unanimously by the independent members of the boards of directors of both KMR and our general partner, and KMI, with the benefit of advice of independent legal and financial advisors, including the receipt of fairness opinions from separate investment banks, specifically Goldman, Sachs & Co. and Morgan Stanley & Co. Also, in conjunction with our acquisition of TransColorado Gas Transmission Company, KMI became a guarantor of approximately $210.8 million of our debt.

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

    1999 and 2000 Kinder Morgan, Inc. Asset Contributions

    In conjunction with our acquisition of Natural Gas Pipelines assets from KMI on December 31, 1999 and 2000, KMI became a guarantor of approximately $522.7 million of our debt. Thus, taking into consideration the guarantee of debt associated with our TransColorado acquisition discussed above, KMI was a guarantor of a total of approximately $733.5 million of our debt as of December 31, 2005. KMI would be obligated to perform under this guarantee only if we and/or our assets were unable to satisfy our obligations.

    Operations

    Natural Gas Pipelines Business Segment

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

    The remaining assets comprising our Natural Gas Pipelines business segment as well as our North System and Cypress Pipeline, which are part of our Products Pipelines business segment, are operated under other agreements between KMI and us. Pursuant to the applicable underlying agreements, we pay KMI either a fixed amount or actual costs incurred as reimbursement for the corporate general and administrative expenses incurred in connection with the operation of these assets. The amounts paid to KMI for corporate general and administrative costs, including amounts related to Trailblazer Pipeline Company, were $5.5 million of fixed costs and $24.2 million of actual costs incurred for 2005, and $8.8 million of fixed costs and $13.1 million of actual costs incurred for 2004. We estimate the total reimbursement for corporate general and administrative costs to be paid to KMI in respect of all pipeline assets operated by KMI and its subsidiaries for us for 2006 will be approximately $40.3 million, which includes $1.0 million of fixed costs (adjusted for inflation) and $39.3 million of actual costs. The expected increase in actual costs and expected decrease in fixed costs, in 2006 relative to 2005, relate to a higher level of future reimbursements being based on actual incurred expenses versus negotiated/fixed amounts.

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

    CO2 Business Segment

    KMI or its subsidiaries operate and maintain for us the power plant we constructed at the SACROC oil field unit, located in the Permian Basin area of West Texas. Kinder Morgan Production Company, a subsidiary of one of our operating limited partnerships, completed construction of the power plant in June 2005 at an approximate cost of $76 million. The power plant provides the majority of SACROC's current electricity needs.

    Kinder Morgan Power Company, a subsidiary of KMI, operates and maintains the power plant under a five-year contract entered into in June 2005. Pursuant to the contract, KMI incurs the costs and expenses related to operating and maintaining the power plant for the production of electrical energy at the SACROC field. Such costs include supervisory personnel and qualified operating and maintenance personnel in sufficient numbers to accomplish the services provided in accordance with good engineering, operating and maintenance practices. Kinder Morgan

Production Company fully reimburses KMI's expenses, including all agreed-upon labor costs, and also pays to KMI an operating fee of $20,000 per month.

    In addition, Kinder Morgan Production Company is responsible for processing and directly paying invoices for fuels utilized by the plant. Other materials, including but not limited to lubrication oil, hydraulic oils, chemicals, ammonia and any catalyst are purchased by KMI and invoiced monthly as provided by the contract, if not paid directly by Kinder Morgan Production Company. The amount paid to KMI in 2005 for operating and maintaining the power plant was $0.8 million. We estimate the total reimbursement to be paid to KMI for operating and maintaining the plant for 2006 will be approximately $2.2 million. Furthermore, we believe the amounts paid to KMI for the services they provide each year fairly reflect the value of the services performed.

    Risk Management

    Certain of our business activities expose us to risks associated with changes in the market price of natural gas, natural gas liquids, crude oil and carbon dioxide. We perform risk management activities that involve the use of energy financial instruments to reduce these risks and protect our profit margins. Our risk management policies prohibit us from engaging in speculative trading. Commodity-related activities of our risk management group are monitored by our risk management committee, which is a separately designated standing committee comprised of 15 executive-level employees of KMI or KMGP Services Company, Inc. whose job responsibilities involve operations exposed to commodity market risk and other external risks in the ordinary course of business. For more information on our risk management activities see Note 14.

    KM Insurance, Ltd.

    KM Insurance, Ltd., referred to as KMIL, is a Bermuda insurance company and wholly-owned subsidiary of KMI. KMIL was formed during the second quarter of 2005 as a Class 2 Bermuda insurance company, the sole business of which is to issue policies for KMI and us to secure the deductible portion of our workers compensation, automobile liability, and general liability policies placed in the commercial insurance market. We accrue for the cost of insurance, which is included in the related party general and administrative expenses.

    Notes Receivable

    Plantation Pipe Line Company

    We own a 51.17% equity interest in Plantation Pipe Line Company. An affiliate of ExxonMobil owns the remaining 48.83% interest. In July 2004, Plantation repaid a $10 million note outstanding and $175 million in outstanding commercial paper borrowings with funds of $190 million borrowed from its owners. We loaned Plantation $97.2 million, which corresponds to our 51.17% ownership interest, in exchange for a seven year note receivable bearing interest at the rate of 4.72% per annum. The note provides for semiannual payments of principal and interest on December 31 and June 30 each year beginning on December 31, 2004 based on a 25 year amortization schedule, with a final principal payment of $157.9 million due July 20, 2011. We funded our loan of $97.2 million with borrowings under our commercial paper program. An affiliate of ExxonMobil owns the remaining 48.83% equity interest in Plantation and funded the remaining $92.8 million on similar terms.

    As of December 31, 2004, the principal amount receivable from this note was $96.3 million. We included $2.2 million of this balance within "Accounts, notes and interest receivable, net-Related parties" on our consolidated balance sheet as of December 31, 2004, and we included the remaining $94.1 million balance within "Notes receivable-Related parties."

    In 2005, Plantation paid to us $2.1 million in principal amount under the note, and as of December 31, 2005, the principal amount receivable from this note was $94.2 million. We included $2.2 million of this balance within "Accounts, notes and interest receivable, net-Related parties" on our consolidated balance sheet as of December 31, 2005, and we included the remaining $92.0 million balance within "Notes receivable-Related parties."

    Coyote Gas Treating, LLC

    We own a 50% equity interest in Coyote Gas Treating, LLC, referred to in this report as Coyote Gulch. Coyote Gulch is a joint venture, and Enterprise Field Services LLC owns the remaining 50% equity interest. We are the managing partner of Coyote Gulch. In June 2001, Coyote repaid the $34.2 million in outstanding borrowings under its 364-day credit facility with funds borrowed from its owners. We loaned Coyote $17.1 million, which corresponds to our 50% ownership interest, in exchange for a one-year note receivable bearing interest payable monthly at LIBOR plus a margin of 0.875%. On June 30, 2002 and June 30, 2003, the note was extended for one year. On June 30, 2004, the term of the note was made month-to-month. In 2005, we reduced our investment in the note by $0.1 million to account for our share of investee losses in excess of the carrying value of our equity investment in Coyote. As of December 31, 2004 and December 31, 2005, we included the principal amount of $17.1 million and $17.0 million, respectively, related to this note within "Notes Receivable-Related Parties" on our consolidated balance sheets.

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

13. Leases and Commitments

    Capital Leases

    We acquired certain leases classified as capital leases as part of our acquisition of Kinder Morgan River Terminals LLC in October 2004. We lease our Memphis, Tennessee port facility under an agreement accounted for as a capital lease. The lease is for 24 years and expires in 2017. Additionally, we have three equipment leases accounted for as capital leases which expire from 2006 to 2007.

    Amortization of assets recorded under capital leases is included with depreciation expense. The components of property, plant and equipment recorded under capital leases are as follows (in thousands):

                                                      December 31,
                                                      -----------
                                                         2005
                                                      -----------
                  Leasehold improvements...........   $     4,089
                  Machinery and equipment..........            44
                                                      -----------
                                                            4,133
                  Less: Accumulated amortization...        (2,038)
                                                      -----------
                                                      $     2,095
                                                      ===========

    Future commitments under capital lease obligations as of December 31, 2005 are as follows (in thousands):

           Year                                      Commitment
           ----                                      ----------
           2006......................                $      180
           2007......................                       169
           2008......................                       168
           2009......................                       168
           2010......................                       167
           Thereafter................                     1,160
                                                     ----------
                                                          2,012
           Less: Amount representing interest              (834)
                                                     ----------
           Present value of minimum capital
            lease payments                           $    1,178
                                                     ==========

    Operating Leases

    Including probable elections to exercise renewal options, the remaining terms on our operating leases range from one to 63 years. Future commitments related to these leases as of December 31, 2005 are as follows (in thousands):

           Year                          Commitment
           ----                          ----------
           2006......................    $   29,446
           2007......................        25,984
           2008......................        21,464
           2009......................        16,799
           2010......................        11,393
           Thereafter................        43,580
                                         ----------
           Total minimum payments....    $  148,666
                                         ==========

    We have not reduced our total minimum payments for future minimum sublease rentals aggregating approximately $7.5 million. Total lease and rental expenses were $47.3 million for 2005, $39.3 million for 2004 and $25.3 million for 2003.

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

    During 2005, 90,100 options to purchase common units were exercised at an average price of $17.63 per unit. The common units underlying these options had an average fair market value of $47.56 per unit. As of December 31, 2005, outstanding options to purchase 15,300 common units were held by employees of KMI or KMGP Services Company, Inc. at an average exercise price of $17.82 per unit. Outstanding options to purchase 10,000 common units were held by one of Kinder Morgan G.P., Inc.'s three non-employee directors at an average exercise price of $21.44 per unit. As of December 31, 2005, all 25,300 outstanding options were fully vested.

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

    On April 1, 2003, the date of adoption of the plan, each of KMR's three non-employee directors were granted 7,500 unit appreciation rights. In addition, 10,000 unit appreciation rights were granted to each of KMR's three non-employee directors on January 21, 2004, at the first meeting of the board in 2004. During the first board meeting of 2005, the plan was terminated and replaced by the Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors; however, all unexercised awards made under the plan remain outstanding. No unit appreciation rights were exercised during 2005, and as of December 31, 52,500 unit appreciation rights had been granted, vested and remained outstanding.

     Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors

     On January 18, 2005, KMR's compensation committee established the Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan. The plan is administered by KMR's compensation committee and KMR's board has sole discretion to terminate the plan at any time. The primary purpose of this plan was to promote our interests and the interests of our unitholders by aligning the compensation of the non-employee members of the board of directors of KMR with unitholders' interests. Further, since KMR's success is dependent on its operation and management of our business and our resulting performance, the plan is expected to align the compensation of the non-employee members of the board with the interests of KMR's shareholders.

    The plan recognizes that the compensation to be paid to each non-employee director is fixed by the KMR board, generally annually, and that the compensation is expected to include an annual retainer payable in cash and other cash compensation. Pursuant to the plan, in lieu of receiving the other cash compensation, each non-employee director may elect to receive common units. Each election shall be generally at or around the first board meeting in January of each calendar year and will be effective for the entire calendar year. The initial election under this plan for service in 2005 was made effective January 20, 2005. The election for 2006 was made effective January 18, 2006. A non-employee director may make a new election each calendar year. The total number of common units authorized under this compensation plan is 100,000.

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

    On January 18, 2005, the date of adoption of the plan, each of KMR's three non-employee directors was awarded a cash retainer of $40,000, which was paid quarterly during 2005, and other cash compensation of $79,750. The total compensation of $119,750 was for board service during 2005. Effective January 20, 2005, each non-employee director elected to receive the other cash compensation of $79,750 in the form of our common units and was issued 1,750 common units pursuant to the plan and its agreements (based on the $45.55 closing market price of our common units on January 18, 2005, as reported on the New York Stock Exchange). Also, consistent with the plan, the $37.50 of other cash compensation that did not equate to a whole common unit, based on the January 18, 2005 $45.55 closing price, was paid to each of the non-employee directors as described above. No other compensation was paid to the non-employee directors during 2005.

    On January 17, 2006, each of KMR's three non-employee directors was awarded a cash retainer of $72,220, which will be paid quarterly during 2006, and other cash compensation of $87,780. The total compensation of $160,000 is for board service during 2006. Effective January 17, 2006, each non-employee director elected to receive the other cash compensation of $87,780 in the form of our common units and was issued 1,750 common units pursuant to the plan and its agreements (based on the $50.16 closing market price of our common units on January 17, 2006, as reported on the New York Stock Exchange). The annual cash retainer will be paid to each of the non-employee directors as described above. No other compensation will be paid to the non-employee directors during 2006.

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

    As of December 31, 2005, the debt facilities of Cortez Capital Corporation consisted of:

    *  $75 million of Series D notes due May 15, 2013;

    *  a $125 million short-term commercial paper program; and

    * a $125 million five-year committed revolving credit facility due December 22, 2009 (to support the above-mentioned $125 million commercial paper program).

    As of December 31, 2005, Cortez Capital Corporation had $91.6 million of commercial paper outstanding with an average interest rate of 4.255%, the average interest rate on the Series D notes was 7.14%, and there were no borrowings under the credit facility.

    Red Cedar Gathering Company Debt

    In October 1998, Red Cedar Gathering Company sold $55 million in aggregate principal amount of Senior Notes due October 31, 2010. The $55 million was sold in 10 different notes in varying amounts with identical terms.

    The Senior Notes are collateralized by a first priority lien on the ownership interests, including our 49% ownership interest, in Red Cedar Gathering Company. The Senior Notes are also guaranteed by us and the other owner of Red Cedar Gathering Company jointly and severally. The principal is to be repaid in seven equal installments beginning on October 31, 2004 and ending on October 31, 2010. As of December 31, 2005, $39.3 million in principal amount of notes were outstanding

    Nassau County, Florida Ocean Highway and Port Authority Debt

    Nassau County, Florida Ocean Highway and Port Authority is a political subdivision of the State of Florida. During 1990, Ocean Highway and Port Authority issued its Adjustable Demand Revenue Bonds in the aggregate principal amount of $38.5 million for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida. The bond indenture is for 30 years and allows the bonds to remain outstanding until December 1, 2020. A letter of credit was issued as security for the Adjustable Demand Revenue Bonds and was guaranteed by the parent company of Nassau Terminals LLC, the operator of the port facilities. In July 2002, we acquired Nassau Terminals LLC and became guarantor under the letter of credit agreement. In December 2002, we issued a $28 million letter of credit under our credit facilities and the former letter of credit guarantee was terminated. Principal payments on the bonds are made on the first of December each year and reductions are made to the letter of credit. As of December 31, 2005, the value of this letter of credit outstanding under our credit facility was $24.9 million.


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

    Current accounting standards require derivatives to be reflected as assets or liabilities at their fair market values and the fair value of our risk management instruments reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses on open contracts. We have available market quotes for substantially all of the financial instruments that we use, including: commodity futures and options contracts, fixed price swaps, and basis swaps.

    Pursuant to our management's approved risk management policy, we are to engage in these activities as a hedging mechanism against price volatility associated with:

     * pre-existing or anticipated physical natural gas, natural gas liquids and crude oil sales;

     * pre-existing or anticipated physical carbon dioxide sales that have pricing tied to crude oil prices;

     *    natural gas purchases; and

     *    system use and storage.

    Our risk management activities are primarily used in order to protect our profit margins and our risk management policies prohibit us from engaging in speculative trading. Commodity-related activities of our risk management group are monitored by our risk management committee, which is charged with the review and enforcement of our management's risk management policy.

    Specifically, our risk management committee is a separately designated standing committee comprised of 15 executive-level employees of KMI or KMGP Services Company, Inc. whose job responsibilities involve operations exposed to commodity market risk and other external risks in the ordinary course of business. Our risk management committee is chaired by our President and is charged with the following three responsibilities:

     * establish and review risk limits consistent with our risk tolerance philosophy;

     * recommend to the audit committee of our general partner's delegate any changes, modifications, or amendments to our risk management policy; and

     *    address and resolve any other high-level risk management issues.

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

    The gains and losses that are included in "Accumulated other comprehensive loss" in our accompanying consolidated balance sheets are primarily related to the derivative instruments associated with our commodity market risk hedging activities, and these gains and losses are reclassified into earnings as the hedged sales and purchases take place. During the year ended December 31, 2004, we reclassified $192.3 million of Accumulated other comprehensive loss into earnings as a result of hedged sales and purchases during the period. During the year ended December 31, 2005, we reclassified $424.0 million of Accumulated other comprehensive loss into earnings as a result of hedged sales and purchases during the period. For all of our derivatives combined, approximately $406.3 million of the Accumulated other comprehensive loss balance of $1,079.7 million as of December 31, 2005 is expected to be reclassified into earnings during the next twelve months.

    None of the reclassification of Accumulated other comprehensive loss into earnings during 2005 or 2004 resulted from the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period, but rather resulted from the hedged forecasted transactions actually affecting earnings (for example, when the forecasted sales and purchases actually occurred).

    As discussed above, the ineffective portion of the gain or loss on a cash flow hedging instrument is required to be recognized currently in earnings. Accordingly, we recognized a loss of $0.6 million during 2005, a gain of $0.1 million during 2004 and a gain of $0.5 million during 2003 as a result of ineffective hedges. All gains and losses recognized as a result of ineffective hedges are reported within the captions "Natural gas sales" and "Gas purchases and other costs of sales" in our accompanying consolidated statements of income. For each of the years ended December 31, 2005, 2004 and 2003, we did not exclude any component of the derivative instruments' gain or loss from the assessment of hedge effectiveness.

    The differences between the current market value and the original physical contracts value associated with our commodity market hedging activities are included within "Other current assets," "Deferred charges and other assets," "Accounts payable-Related parties," "Accrued other current liabilities" and "Other long-term liabilities and deferred credits" in our accompanying consolidated balance sheets. The following table summarizes the net fair value of our energy financial instruments associated with our commodity market risk management activities and included on our accompanying consolidated balance sheets as of December 31, 2005 and December 31, 2004 (in thousands):

                                                 December 31,      December 31,
                                                     2005              2004
                                                ------------      ------------

Derivatives-net asset/(liability)
  Other current assets......................    $    109,437      $    41,010
  Deferred charges and other assets.........          47,682           17,408
  Accounts payable-Related parties..........         (16,057)              --
  Accrued other current liabilities.........        (507,306)        (218,967)
  Other long-term liabilities and deferred
    credits.................................    $   (727,929)     $  (309,035)

    Given our portfolio of businesses as of December 31, 2005, our principal use of derivative energy financial instruments was to mitigate the risk associated with market movements in the price of energy commodities. Our net short natural gas derivatives position primarily represented our hedging of anticipated future natural gas purchases and sales. Our net short crude oil derivatives position represented our crude oil derivative purchases and sales made to hedge anticipated oil purchases and sales. Finally, our net short natural gas liquids derivatives position reflected the hedging of our forecasted natural gas liquids purchases and sales. As of December 31, 2005, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with commodity price risk is through December 2011.

    As of December 31, 2005, our commodity contracts and over-the-counter swaps and options (in thousands) consisted of the following:

                                                                         Over the
                                                                          Counter
                                                                         Swaps and
                                                         Commodity        Options
                                                         Contracts       Contracts        Total
                                                         ---------     ------------   ------------
                                                                     (Dollars in thousands)
Deferred Net (Loss) Gain..............................   $  (1,672)    $ (1,076,545)  $ (1,078,217)
Contract Amounts -- Gross.............................   $  19,636     $  1,816,990   $  1,836,626
Contract Amounts -- Net...............................   $ (11,925)    $ (1,355,251)  $ (1,367,176)

                                                                    (Number of contracts(1))
Natural Gas
  Notional Volumetric Positions: Long.................          39            1,041          1,080
  Notional Volumetric Positions: Short................        (166)            (915)        (1,081)
  Net Notional Totals to Occur in 2006................        (127)             361            234
  Net Notional Totals to Occur in 2007 and Beyond.....          --             (235)          (235)
Crude Oil
  Notional Volumetric Positions: Long.................          --                           2,254
                                      2,254
  Notional Volumetric Positions: Short................          --          (43,348)       (43,348)
  Net Notional Totals to Occur in 2006................          --          (12,263)       (12,263)
  Net Notional Totals to Occur in 2007 and Beyond.....          --          (28,831)       (28,831)
Natural Gas Liquids
  Notional Volumetric Positions: Long.................          --               --             --
  Notional Volumetric Positions: Short................          --             (398)          (398)
  Net Notional Totals to Occur in 2006................          --             (398)          (398)
  Net Notional Totals to Occur in 2007 and Beyond.....          --               --             --
----------

(1) A term of reference describing a unit of commodity trading. One natural gas contract equals 10,000 MMBtus. One crude oil or natural gas liquids contract equals 1,000 barrels.

    Our over-the-counter swaps and options are with a number of parties, who principally have investment grade credit ratings. We both owe money and are owed money under these financial instruments; however, as of both December 31, 2005 and December 31, 2004, we were essentially in a net payable position and had virtually no amounts owed to us from other parties. In addition, defaults by counterparties under over-the-counter swaps and options could expose us to additional commodity price risks in the event that we are unable to enter into replacement contracts for such swaps and options on substantially the same terms. Alternatively, we may need to pay significant amounts to the new counterparties to induce them to enter into replacement swaps and options on substantially the same terms. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future.

    In addition, in conjunction with the purchase of exchange-traded derivatives or when the market value of our derivatives with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of December 31, 2005, we had five outstanding letters of credit totaling $534 million in support of our hedging of commodity price risks associated with the sale of natural gas, natural gas liquids, crude oil and carbon dioxide. As of December 31, 2004, we had one outstanding letter of credit totaling $50 million in support of our hedging of commodity price risks. As of December 31, 2005, we had no cash margin deposits associated with our commodity contract positions and over-the-counter swap partners. As of December 31, 2004, our margin deposits associated with our commodity contract positions and over-the-counter swap partners totaled $4.4 million.

    Certain of our business activities expose us to foreign currency fluctuations. However, due to the limited size of this exposure, we do not believe the risks associated with changes in foreign currency will have a material adverse effect on our business, financial position, results of operations or cash flows. As a result, we do not significantly hedge our exposure to fluctuations in foreign currency.

Interest Rate Swaps

    In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt. As of December 31, 2005 and 2004, we were a party to interest rate swap agreements with notional principal amounts of $2.1 billion and $2.3 billion, respectively. We entered into these agreements for the purpose of hedging the interest rate risk associated with our fixed and variable rate debt obligations.

    As of December 31, 2005, a notional principal amount of $2.1 billion of these agreements effectively converted the interest expense associated with the following series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread:

     * $200 million principal amount of our 5.35% senior notes due August 15, 2007;

     * $250 million principal amount of our 6.30% senior notes due February 1, 2009;

     * $200 million principal amount of our 7.125% senior notes due March 15, 2012;

     * $250 million principal amount of our 5.0% senior notes due December 15, 2013;

     * $200 million principal amount of our 5.125% senior notes due November 15, 2014;

     * $300 million principal amount of our 7.40% senior notes due March 15, 2031;

     * $200 million principal amount of our 7.75% senior notes due March 15, 2032;

     * $400 million principal amount of our 7.30% senior notes due August 15, 2033; and

     * $100 million principal amount of our 5.80% senior notes due March 15, 2035.

    These swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes, therefore, as of December 31, 2005, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035. These interest rate swaps have been designated as fair value hedges as defined by SFAS No. 133. SFAS No. 133 designates derivatives that hedge a recognized asset or liability's exposure to changes in their fair value as fair value hedges and the gain or loss on fair value hedges are to be recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

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

    The following table summarizes the net fair value of our interest rate swap agreements associated with our interest rate risk management activities and included on our accompanying consolidated balance sheets as of December 31, 2005 and December 31, 2004 (in thousands):

                            December 31, December 31,
                                                      2005             2004
                                                  ----------       ----------
Derivatives-net asset/(liability)
  Deferred charges and other assets.........      $  112,386       $  132,210
  Other  long-term  liabilities  and  deferred       (13,917)          (2,057)
                                                  ----------       ----------
credits.....................................
    Market value of interest rate swaps.....      $   98,469        $ 130,153
                                                  ==========        =========

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


15.  Reportable Segments

    We divide our operations into four reportable business segments:

    *    Products Pipelines;

    *    Natural Gas Pipelines;

    *    CO2; and

    *    Terminals.

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

    Our Products Pipelines segment derives its revenues primarily from the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids. Our Natural Gas Pipelines segment derives its revenues primarily from the sale, transmission, storage and gathering of natural gas. Our CO2 segment derives its revenues primarily from the production and sale of crude oil from fields in the Permian Basin of West Texas and from the transportation and marketing of carbon dioxide used as a flooding medium for recovering crude oil from mature oil fields. Our Terminals segment derives its revenues primarily from the transloading and storing of refined petroleum products and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt, and chemicals.

    Financial information by segment follows (in thousands):

                                                          2005            2004            2003
                                                     -------------   -------------   -------------
Revenues
  Products Pipelines............................     $     711,886   $     645,249   $     585,376
  Natural Gas Pipelines.........................         7,718,384       6,252,921       5,316,853
  CO2...........................................           657,594         492,834         248,535
  Terminals.....................................           699,264         541,857         473,558
                                                     -------------   -------------   -------------
  Total consolidated revenues...................     $   9,787,128   $   7,932,861   $   6,624,322
                                                     =============   =============   =============

Operating expenses(a)
  Products Pipelines.............................    $     366,048   $     191,425   $     169,526
  Natural Gas Pipelines..........................        7,254,979       5,862,159       4,967,531
  CO2............................................          212,636         173,382          82,055
  Terminals......................................          373,410         272,766         229,054
                                                     -------------   -------------   -------------
  Total consolidated operating expenses..........    $   8,207,073   $   6,499,732   $   5,448,166
                                                     =============   =============   =============

Depreciation, depletion and amortization
  Products Pipelines...........................      $      79,199   $      71,263   $      67,345
  Natural Gas Pipelines........................             61,661          53,112          53,785
  CO2..........................................            149,890         121,361          60,827
  Terminals....................................             59,077          42,890          37,075
                                                     -------------   -------------   -------------
  Total consol. depreciation, depletion and
    amortiz.....................................     $     349,827   $     288,626   $     219,032
                                                     =============   =============   =============

Earnings from equity investments
  Products Pipelines............................     $      28,446   $      29,050   $      30,948
  Natural Gas Pipelines.........................            36,812          19,960          24,012
  CO2...........................................            26,319          34,179          37,198
  Terminals.....................................                83               1              41
                                                     -------------   -------------   -------------
  Total consolidated equity earnings............     $      91,660   $      83,190   $      92,199
                                                     =============   =============   =============

Amortization of excess cost of equity investments
  Products Pipelines............................     $       3,350   $       3,281   $       3,281
  Natural Gas Pipelines.........................               277             277             277
  CO2...........................................             2,017           2,017           2,017
  Terminals.....................................                --              --              --
                                                     -------------   -------------   -------------
  Total  consol. amortization of excess cost of
    invests.....................................     $       5,644   $       5,575   $       5,575
                                                     =============   =============   =============

Interest income
  Products Pipelines.............................    $       4,595   $       2,091   $          --
  Natural Gas Pipelines..........................              747              --              --
  CO2............................................               --              --              --
  Terminals......................................               --              --              --
                                                     -------------   -------------   -------------
  Total segment interest income..................            5,342           2,091              --
  Unallocated interest income....................            4,155           1,199           1,420
                                                     -------------   -------------   -------------
  Total consolidated interest income.............    $       9,497   $       3,290   $       1,420
                                                     =============   =============   =============

                                                                  2005            2004             2003
                                                             -------------    ------------    -------------
Other, net-income (expense)(b)
  Products Pipelines.....................................    $       1,516    $    (28,025)   $       6,471
  Natural Gas Pipelines.................................             1,982           9,434            1,082
  CO2....................................................               (5)          4,152              (40)
  Terminals..............................................             (220)         18,255               88
                                                             -------------    ------------    -------------
  Total segment Other, net-income (expense)..............            3,273           3,816            7,601
  Loss from early extinguishment of debt.................               --          (1,562)              --
                                                             -------------     -----------     ------------
  Total consolidated Other, net-income (expense).........    $       3,273    $      2,254    $       7,601
                                                             =============    ============    =============

Income tax benefit (expense)
  Products Pipelines.....................................    $     (10,343)   $    (12,075)   $     (11,669)
  Natural Gas Pipelines..................................           (2,622)         (1,895)          (1,066)
  CO2....................................................             (385)           (147)             (39)
  Terminals(c)...........................................          (11,111)         (5,609)          (3,857)
                                                             --------------   -------------   -------------
  Total consolidated income tax benefit (expense)........    $     (24,461)   $    (19,726)   $     (16,631)
                                                             =============    ============    =============

Segment earnings
  Products Pipelines.....................................    $     287,503    $    370,321    $     370,974
  Natural Gas Pipelines..................................          438,386         364,872          319,288
  CO2....................................................          318,980         234,258          140,755
  Terminals..............................................          255,529         238,848          203,701
                                                             -------------    ------------    -------------
  Total segment earnings(d)..............................        1,300,398       1,208,299        1,034,718
  Interest and corporate administrative expenses(e)......         (488,171)       (376,721)        (337,381)
                                                             -------------    ------------    -------------
  Total consolidated net income..........................    $     812,227    $    831,578    $     697,337
                                                             =============    ============    =============

Segment earnings before depreciation, depletion,
  amortization and amortization of excess cost of
  equity investments(f)
  Products Pipelines.....................................    $     370,052    $    444,865    $     441,600
  Natural Gas Pipelines..................................          500,324         418,261          373,350
  CO2....................................................          470,887         357,636          203,599
  Terminals..............................................          314,606         281,738          240,776
                                                             -------------    ------------    -------------
  Total segment earnings before DD&A.....................        1,655,869       1,502,500        1,259,325
  Consolidated depreciation and amortization.............         (349,827)       (288,626)        (219,032)
  Consolidated amortization of excess cost of invests....           (5,644)         (5,575)          (5,575)
  Interest and corporate administrative expenses.........         (488,171)       (376,721)        (337,381)
                                                             -------------    ------------    -------------
  Total consolidated net income..........................    $     812,227    $    831,578    $     697,337
                                                             =============    ============    =============

Capital expenditures
  Products Pipelines...................................      $     271,506    $    213,746    $      94,727
  Natural Gas Pipelines................................            102,914         106,358          101,679
  CO2..................................................            302,032         302,935          272,177
  Terminals............................................            186,604         124,223          108,396
                                                             -------------    ------------    -------------
  Total consolidated capital expenditures(g)...........      $     863,056    $    747,262    $     576,979
                                                             =============    ============    =============

Investments at December 31
  Products Pipelines...................................      $     223,729    $    223,196    $     226,680
  Natural Gas Pipelines................................            177,105         174,296          164,924
  CO2..................................................             17,938          15,503           12,591
  Terminals............................................                541             260              150
                                                             -------------    ------------    -------------
  Total consolidated investments.......................      $     419,313    $    413,255    $     404,345
                                                             =============    ============    =============

 Assets at December 31
  Products Pipelines...................................      $   3,873,939    $  3,651,657    $   3,198,107
  Natural Gas Pipelines................................          4,139,969       3,691,457        3,253,792
  CO2..................................................          1,772,756       1,527,810        1,177,645
  Terminals............................................          2,052,457       1,576,333        1,368,279
                                                             -------------    ------------    -------------
  Total segment assets.................................         11,839,121      10,447,257        8,997,823
  Corporate assets(h)..................................             84,341         105,685          141,359
  Total consolidated assets............................      $  11,923,462    $ 10,552,942    $   9,139,182
                                                             =============    ============    =============

(a) Includes natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes. 2005 amounts include a rate case liability adjustment resulting in a $105.0 million expense to our

     Products Pipelines business segment, a North System liquids inventory reconciliation adjustment resulting in a $13.7 million expense to our Products Pipelines business segment, and environmental liability adjustments resulting in a $19.6 million expense to our Products Pipelines business segment, a $0.1 million reduction in expense to our Natural Gas Pipelines business segment, a $0.3 million expense to our CO2 business segment and a $3.5 million expense to our Terminals business segment.

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

(g) Includes sustaining capital expenditures of $140,805 in 2005, $119,244 in 2004 and $92,837 in 2003. Sustaining capital expenditures are defined as capital expenditures which do not increase the capacity of an asset.

(h) Includes cash, cash equivalents, restricted deposits and certain unallocable deferred charges.

    We do not attribute interest and debt expense to any of our reportable business segments. For each of the years ended December 31, 2005, 2004 and 2003, we reported (in thousands) total consolidated interest expense of $268,358, $196,172 and $182,777, respectively.

    Our total operating revenues are derived from a wide customer base. For the year ended December 31, 2005, no revenues from transactions with a single external customer amounted to 10% or more of our total consolidated revenues. For each of the years ended December 31, 2004 and 2003, only one customer accounted for more than 10% of our total consolidated revenues. Total transactions within our Natural Gas Pipelines segment with CenterPoint Energy accounted for 14.3% and 16.8% of our total consolidated revenues during 2004 and 2003, respectively.


16.  Litigation, Environmental and Other Contingencies

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

    Briefing in the Court of Appeals was completed in August 2003, and oral argument took place on November 12, 2003. On July 20, 2004, the Court of Appeals issued its opinion in BP West Coast Products, LLC v. Federal Energy Regulatory Commission, No. 99-1020, On Petitions for Review of Orders of the Federal Energy Regulatory Commission (Circuit opinion), addressing in part the tariffs of SFPP, L.P. Among other things, the court's opinion vacated the income tax allowance portion of the FERC opinion and the order allowing recovery in SFPP's rates for income taxes and remanded to the FERC this and other matters for further proceedings consistent with the court's opinion. In reviewing a series of FERC orders involving SFPP, the Court of Appeals held, among other things, that the FERC had not adequately justified its policy of providing an oil pipeline limited partnership with an income tax allowance equal to the proportion of its limited partnership interests owned by corporate partners. By its terms, the portion of the opinion addressing SFPP only pertained to SFPP, L.P. and was based on the record in that case.

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

    The Court of Appeals held the FERC had sufficient evidence to use SFPP's December 1988 stand-alone capital structure to calculate its starting rate base as of June 1985; however, it rejected SFPP arguments that would have resulted in a higher starting rate base.

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

    The Court of Appeals also rejected:

     * Navajo's argument that its prior settlement with SFPP's predecessor did not limit its right to seek reparations;

     * Valero's argument that it should have been permitted to recover reparations in the Docket No. OR92-8 et al. proceedings rather than waiting to seek them, as appropriate, in the Docket No. OR96-2 et al. proceedings;

     * arguments that the former ARCO and Texaco had challenged East Line rates when they filed a complaint in January 1994 and should therefore be entitled to recover East Line reparations; and

     * Chevron's argument that its reparations period should begin two years before its September 1992 protest regarding the six-inch line reversal rather than its August 1993 complaint against East Line rates.

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

    On December 17, 2004, the Court of Appeals issued orders directing that the petitions for review relating to FERC orders issued after November 2001 in OR92-8, which had previously been severed from the main Court of Appeals docket, should continue to be held in abeyance pending completion of the remand proceedings before the FERC. Petitions for review of orders issued in other FERC dockets have since been returned to the court's active docket (discussed further below in relation to the OR96-2 proceedings).

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

    With respect to the OR92-8 proceedings, the June 1, 2005 order ruled on several issues that had been remanded by the Court of Appeals in BP West Coast Products. With respect to the income tax allowance, the FERC held that its May 4, 2005 policy statement would apply in the OR92-8 and OR96-2 proceedings and that SFPP "should be afforded an income tax allowance on all of its partnership interests to the extent that the owners of those interests had an actual or potential tax liability during the periods at issue." It directed SFPP and opposing parties to file briefs regarding the state of the existing record on those questions and the need for further proceedings. Those filings are described below in the discussion of the OR96-2 proceedings. The FERC held that SFPP's allowable regulatory litigation costs in the OR92-8 proceedings should be allocated between the East Line and the West Line based on the volumes carried by those lines during the relevant period. In doing so, it reversed its prior decision to allocate those costs between the two lines on a 50-50 basis. The FERC affirmed its prior decision to exclude SFPP's pipeline reconditioning costs from the cost of service in the OR92-8 proceedings, but stated that SFPP will have an opportunity to justify much of those reconditioning expenses in the OR96-2 proceedings. The FERC deferred further proceedings on the non-grandfathered West Line turbine fuel rate until completion of its review of the initial decision in phase two of the OR96-2 proceedings. The FERC held that SFPP's contract charge for use of the Watson Station gathering enhancement facilities was not grandfathered and required further proceedings before an administrative law judge to determine the reasonableness of that charge; those proceedings are currently in settlement negotiations before a FERC settlement judge.

    Petitions for review of the June 1, 2005 order by the United States Court of Appeals for the District of Columbia Circuit have been filed by SFPP, Navajo, Western Refining, BP West Coast Products, ExxonMobil, Chevron, ConocoPhillips, Ultramar and Valero. SFPP has moved to intervene in the review proceedings brought by the other parties.

    On December 16, 2005, the FERC issued its Order on Initial Decision and on Certain Remanded Cost Issues, which provided further guidance regarding application of the FERC's income tax allowance policy in this case, which is discussed below in connection with the OR96-2 proceedings. The December 16, 2005 order required SFPP to submit a revised East Line cost of service following FERC's rulings regarding the income tax allowance and the ruling in its June 1, 2005 order regarding the allocation of litigation costs. SFPP is required to file interim East Line rates effective May 1, 2006 using the lower of the revised OR92-8 (1994 test year) or OR96-2 (1999 test year) rates, as adjusted for indexing through April 30, 2006. The December 16, 2005 order also required SFPP to calculate costs-of-service for West Line turbine fuel movements based on both a 1994 and 1999 test year and to file interim turbine fuel rates to be effective May 1, 2006, using the lower of the two test year rates as indexed through April 30, 2006. SFPP was further required to calculate estimated reparations for complaining shippers consistent with the order. As described further below, various parties filed requests for rehearing and petitions for review of the December 16, 2005 order.

    Sepulveda proceedings. In December 1995, Texaco filed a complaint at the FERC (Docket No. OR96-2) alleging that movements on SFPP's Sepulveda pipeline (Line Sections 109 and 110) to Watson Station, in the Los Angeles basin, were subject to the FERC's jurisdiction under the Interstate Commerce Act, and claimed that the rate for that service was unlawful. Several other West Line shippers filed similar complaints and/or motions to intervene.

    In an August 1997 order, the FERC held that the movements on the Sepulveda pipeline were subject to its jurisdiction. On October 6, 1997, SFPP filed a tariff establishing the initial interstate rate for movements on the Sepulveda pipeline at five cents per barrel. Several shippers protested that rate.

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

    As part of its February 28, 2003 order denying SFPP's application for market-based ratemaking authority, the FERC remanded to the ongoing litigation in Docket No. OR96-2, et al. the question of whether SFPP's current rate for service on the Sepulveda pipeline is just and reasonable. Hearings in this proceeding were held in February and March 2005. SFPP asserted various defenses against the shippers' claims for reparations and refunds, including the existence of valid contracts with the shippers and grandfathering protection. In August 2005, the presiding administrative law judge issued an initial decision finding that for the period from 1993 to November 1997 (when the Sepulveda FERC tariff went into effect) the Sepulveda rate should have been lower. The administrative law judge recommended that SFPP pay reparations and refunds for alleged overcollections. SFPP filed in October 2005 a brief to the FERC taking exception to this and other portions of the initial decision.

    OR96-2; OR97-2; OR98-1. et al. proceedings. In October 1996, Ultramar Diamond Shamrock Corporation filed a complaint at the FERC (Docket No. OR97-2) challenging SFPP's West Line rates, claiming they were unjust and unreasonable and no longer subject to grandfathering. In October 1997, ARCO, Mobil and Texaco filed a complaint at the FERC (Docket No. OR98-1) challenging the justness and reasonableness of all of SFPP's interstate rates, raising claims against SFPP's East and West Line rates similar to those that have been at issue in Docket Nos. OR92-8, et al. discussed above, but expanding them to include challenges to SFPP's grandfathered interstate rates from the San Francisco Bay area to Reno, Nevada and from Portland to Eugene, Oregon - the North Line and Oregon Line. In November 1997, Ultramar filed a similar, expanded complaint (Docket No. OR98-2). Tosco Corporation filed a similar complaint in April 1998. The shippers seek both reparations and prospective rate reductions for movements on all of SFPP's lines. The FERC accepted the complaints and consolidated them into one proceeding (Docket No. OR96-2, et al.), but held them in abeyance pending a FERC decision on review of the initial decision in Docket Nos. OR92-8, et al.

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

    On March 26, 2004, the FERC issued an order on the phase one initial decision. The FERC's phase one order reversed the initial decision by finding that SFPP's rates for its North and Oregon Lines should remain "grandfathered" and amended the initial decision by finding that SFPP's West Line rates (i) to Yuma, Tucson and CalNev, as of 1995, and (ii) to Phoenix, as of 1997, should no longer be "grandfathered" and are not just and reasonable. The FERC upheld these findings in its June 1, 2005 order, although it appears to have found substantially changed circumstances as to SFPP's West Line rates on a somewhat different basis than in the phase one order. The FERC's phase one order did not address prospective West Line rates and whether reparations were necessary. As discussed below, those issues have been addressed in the FERC's December 16, 2005 order on phase two issues. The FERC's phase one order also did not address the "grandfathered" status of the Watson Station fee, noting that it would address that issue once it was ruled on by the Court of Appeals in its review of the FERC's Opinion No. 435 orders; as noted above, the FERC held in its June 1, 2005 order that the Watson Station fee is not grandfathered. Several of the participants in the proceeding requested rehearing of the FERC's phase one order. The FERC denied those requests in its June 1, 2005 order. In addition, several participants, including SFPP, filed petitions with the United States Court of Appeals for the District of Columbia Circuit for review of the FERC's phase one order. On August 13, 2004, the FERC filed a motion to dismiss the pending petitions for review of the phase one order, which Petitioners, including SFPP, answered on August 30, 2004. On December 20, 2004, the Court of Appeals referred the FERC's motion to the merits panel and directed the parties to address the issues in that motion on brief, thus effectively dismissing the FERC's motion. In the same order, the Court of Appeals granted a motion to hold the petitions for review of the FERC's phase one order in abeyance and directed the parties to file motions to govern future proceeding 30 days after FERC disposition of the pending rehearing requests. In August 2005, the FERC and SFPP jointly moved that the Court of Appeals hold the petitions for review of the March 26, 2004 and June 1, 2005 orders in abeyance due to the pendency of further action before the FERC on income tax allowance issues. In December 2005, the Court of Appeals denied this motion and placed the petitions seeking review of the two orders on the active docket.

    The FERC's phase one order also held that SFPP failed to seek authorization for the accounting entries necessary to reflect in SFPP's books, and thus in its annual report to the FERC ("FERC Form 6"), the purchase price adjustment ("PPA") arising from our 1998 acquisition of SFPP. The phase one order directed SFPP to file for permission to reflect the PPA in its FERC Form 6 for the calendar year 1998 and each subsequent year. In its April 26, 2004 compliance filing, SFPP noted that it had previously requested such permission and that the FERC's regulations require an oil pipeline to include a PPA in its Form 6 without first seeking FERC permission to do so. Several parties protested SFPP's compliance filing. In its June 1, 2005 order, the FERC accepted SFPP's compliance filing.

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

    On September 9, 2004, the presiding administrative law judge in OR96-2 issued his initial decision in the phase two portion of this proceeding, recommending establishment of prospective rates and the calculation of reparations for complaining shippers with respect to the West Line and East Line, relying upon cost of service determinations generally unfavorable to SFPP.

    On December 16, 2005, the FERC issued an order addressing issues remanded by the Court of Appeals in the Docket No. OR92-8 proceeding (discussed above) and the phase two cost of service issues, including income tax allowance issues arising from the briefing directed by the FERC's June 1, 2005 order. The FERC directed SFPP to submit compliance filings and revised tariffs by February 28, 2006 (as extended to March 7, 2006) which are to address, in addition to the OR92-8 matters discussed above, the establishment of interim West Line rates based on a 1999 test year, indexed forward to a May 1, 2006 effective date and estimated reparations. The FERC also resolved favorably a number of methodological issues regarding the calculation of SFPP's income tax allowance under the May 2005 policy statement and, in its compliance filings, directed SFPP to submit further information establishing the amount of its income tax allowance for the years at issue in the OR92-8 and OR96-2 proceedings.

    SFPP and Navajo have filed requests for rehearing of the December 16, 2005 order. ExxonMobil, BP West Coast Products, Chevron, Ultramar, and ConocoPhillips have filed petitions for review of the December 16, 2005 order with the United States Court of Appeals for the District of Columbia Circuit. On February 13, 2006, the FERC issued an order addressing the pending rehearing requests, granting the majority of SFPP's requested changes regarding reparations and methodological issues.

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

    We estimated, as of December 31, 2003, that shippers' claims for reparations totaled approximately $154 million and that prospective rate reductions would have an aggregate average annual impact of approximately $45 million, with the reparations amount and interest increasing as the timing for implementation of rate reductions and the payment of reparations has extended (estimated at a quarterly increase of approximately $9 million). Based on the December 16, 2005 order, rate reductions will be implemented on May 1, 2006. We now assume that reparations and accrued interest thereon will be paid no earlier than the first quarter of 2007; however, the timing, and nature, of any rate reductions and reparations that may be ordered will likely be affected by the final disposition of the application of the FERC's new policy statement on income tax allowances to our Pacific operations in the FERC Docket Nos. OR92-8 and OR96-2 proceedings. In 2005, we recorded an accrual of $105.0 million for an expense attributable to an increase in our reserves related to our rate case liability. We had previously estimated the combined annual impact of the rate reductions and the payment of reparations sought by shippers would be approximately 15 cents of distributable cash flow per unit. Based on our review of the FERC's December 16 order and the FERC's February 13 order on rehearing, and subject to the ultimate resolution of these issues in our compliance filings and subsequent judicial appeals, we now expect the total annual impact will be less than 15 cents per unit. The actual, partial year impact on 2006 distributable cash flow per unit will likely be closer to 5 cents per unit.

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

    On August 18, 2003, SFPP filed a motion to dismiss Chevron's petition for review in OR02-4 on the basis that Chevron lacks standing to bring its appeal and that the case is not ripe for review. Chevron answered on September 10, 2003. SFPP's motion was pending, when the Court of Appeals, on December 8, 2003, granted Chevron's motion to hold the case in abeyance pending the outcome of the appeal of the Docket No. OR92-8, et al. proceeding. On January 8, 2004, the Court of Appeals granted Chevron's motion to have its appeal of the FERC's decision in OR03-5 consolidated with Chevron's appeal of the FERC's decision in the OR02-4 proceeding. Following motions to dismiss by the FERC and SFPP, on December 10, 2004, the Court dismissed Chevron's petition for review in Docket No. OR03-5 and set Chevron's appeal of the FERC's orders in OR02-4 for briefing. On January 4, 2005, the Court granted Chevron's request to hold such briefing in abeyance until after final disposition of the OR96-2 proceeding. Chevron continues to participate in the Docket No. OR96-2 et al. proceeding as an intervenor.

    Airlines OR04-3 proceeding. On September 21, 2004, America West Airlines, Inc., Southwest Airlines, Co., Northwest Airlines, Inc. and Continental Airlines, Inc. (collectively, the "Airlines") filed a complaint against SFPP at the FERC. The Airlines' complaint alleges that the rates on SFPP's West Line and SFPP's charge for its gathering enhancement service at Watson Station are not just and reasonable. The Airlines seek rate reductions and reparations for two years prior to the filing of their complaint. BP West Coast Products LLC and ExxonMobil Oil Corporation, ConocoPhillips Company, Navajo Refining Company, L.P., and ChevronTexaco Products Company all filed timely motions to intervene in this proceeding. Valero Marketing and Supply Company filed a motion to intervene one day after the deadline. SFPP answered the Airlines' complaint on October 12, 2004. On October 29, 2004, the Airlines filed a response to SFPP's answer and on November 12, 2004, SFPP replied to the Airlines' response. In March and June 2005, the Airlines filed motions seeking expedited action on their complaint, and in July 2005, the Airlines filed a motion seeking to sever issues related to the Watson Station gathering enhancement fee from the OR04-3 proceeding and consolidate them in the proceeding regarding the justness and reasonableness of that fee that the FERC docketed as part of the June 1, 2005 order. In August 2005, the FERC granted the Airlines' motion to sever and consolidate the Watson Station fee issues.

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

    On February 13, 2006, the FERC consolidated the complaints in Docket Nos. OR03-5, OR04-3, OR05-4, and OR05-5 and set for hearing the portions of those complaints attacking SFPP's North Line and Oregon Line rates, which rates remain grandfathered under the Energy Policy Act of 1992. The FERC also indicated in that order that it would address the remaining portions of these complaints in the context of its disposition of SFPP's compliance filings in the OR92-8/OR96-2 proceedings.

    North Line rate case, IS05-230 proceeding. In April 2005, SFPP filed to increase its North Line interstate rates to reflect increased costs, principally due to the installation of replacement pipe between Concord and Sacramento, California. Under FERC regulations, SFPP was required to demonstrate that there was a substantial divergence between the revenues generated by its existing North Line rates and its increased costs. SFPP's rate increase was protested by various shippers and accepted subject to refund by the FERC. An investigation and hearing regarding the rate increase is proceeding, with a hearing held in January and February 2006.

    Trailblazer Pipeline Company

    On March 22, 2005, Marathon Oil Company filed a formal complaint with the FERC alleging that Trailblazer Pipeline Company violated the FERC's Negotiated Rate Policy Statement and the Natural Gas Act by failing to offer a recourse rate option for its Expansion 2002 capacity and by charging negotiated rates higher than the applicable recourse rates. Marathon requested that the FERC require Trailblazer to refund all amounts paid by Marathon above Trailblazer's Expansion 2002 recourse rate since the facilities went into service in May 2002, with interest. In addition, Marathon asked the FERC to require Trailblazer to bill Marathon the Expansion 2002 recourse rate for future billings. Marathon estimated that the amount of Trailblazer's refund obligation at the time of the filing was over $15 million. Trailblazer filed its response to Marathon's complaint on April 13, 2005. On May 20, 2005, the FERC issued an order denying the Marathon complaint and found that (i) Trailblazer did not violate FERC policy and regulations and (ii) there is insufficient justification to initiate further action under Section 5 of the Natural Gas Act to invalidate and change the negotiated rate. On June 17, 2005, Marathon filed its Request for Rehearing of the May 20, 2005 order. On January 19, 2006, the FERC issued an order which denied Marathon's rehearing request.

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

    The rehearing complaint was heard by the CPUC in October 2000 and the April 2000 complaint and SFPP's market-based application were heard by the CPUC in February 2001. All three matters stand submitted as of April 13, 2001, and resolution of these submitted matters may occur within the second quarter of 2006.

    The CPUC subsequently issued a resolution approving a 2001 request by SFPP to raise its California rates to reflect increased power costs. The resolution approving the requested rate increase also required SFPP to submit cost data for 2001, 2002, and 2003, and to assist the CPUC in determining whether SFPP's overall rates for California intrastate transportation services are reasonable. The resolution reserves the right to require refunds, from the date of issuance of the resolution, to the extent the CPUC's analysis of cost data to be submitted by SFPP demonstrates that SFPP's California jurisdictional rates are unreasonable in any fashion. On February 21, 2003, SFPP submitted the cost data required by the CPUC, which submittal was protested by Valero Marketing and Supply Company, Ultramar Inc., BP West Coast Products LLC, Exxon Mobil Oil Corporation and Chevron Products Company. Issues raised by the protest, including the reasonableness of SFPP's existing intrastate transportation rates, were the subject of evidentiary hearings conducted in December 2003 and may be resolved by the CPUC in the second quarter of 2006.

    On November 22, 2004, SFPP filed an application with the CPUC requesting a $9 million increase in existing intrastate rates to reflect the in-service date of SFPP's replacement and expansion of its Concord-to-Sacramento pipeline. The requested rate increase, which automatically became effective as of December 22, 2004 pursuant to California Public Utilities Code Section 455.3, is being collected subject to refund, pending resolution of protests to the application by Valero Marketing and Supply Company, Ultramar Inc., BP West Coast Products LLC, Exxon Mobil Oil Corporation and ChevronTexaco Products Company. The CPUC is not expected to resolve the matter before the third quarter of 2006.

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

    On January 26, 2006, SFPP filed a request for an annual rate increase of approximately $5.4 million with the CPUC, to be effective as of March 2, 2006. Protests to SFPP's rate increase application have been filed by Tesoro Refining and Marketing Company, BP West Coast Products LLC and ExxonMobil Oil Corporation, Southwest Airlines Company, and Valero Marketing and Supply Company, Ultramar Inc. and Chevron Products Company, asserting that the requested rate increase is unreasonable. Pending the outcome of protests to SFPP's filing, the rate increase, which will be collected in the form of a surcharge to existing rates, will be collected subject to refund.

    SFPP believes the submission of the required, representative cost data required by the CPUC indicates that SFPP's existing rates for California intrastate services remain reasonable and that no refunds are justified.

    We believe that the resolution of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

    Other Regulatory Matters

    In addition to the matters described above, we may face additional challenges to our rates in the future. Shippers on our pipelines do have rights to challenge the rates we charge under certain circumstances prescribed by applicable regulations. There can be no assurance that we will not face challenges to the rates we receive for services on our pipeline systems in the future or that such challenges will not have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, since many of our assets are subject to regulation, we are subject to potential future changes in applicable rules and regulations that may have a material adverse effect on our business, financial position, results of operations or cash flows.

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

    Shell CO2 Company, Ltd., predecessor in interest to Kinder Morgan CO2 Company, L.P., is among the named counter-claim defendants in Shell Western E&P Inc. v. Gerald O. Bailey and Bridwell Oil Company; No. 98-28630 (215th Judicial District Court, Harris County, Texas filed June 17, 1998) (the "Bailey State Court Action"). The counter-claim plaintiffs are overriding royalty interest owners in the McElmo Dome Unit and have sued seeking damages for underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit. In the Bailey State Court Action, the counter-claim plaintiffs asserted claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, negligence, negligence per se, unjust enrichment, violation of the Texas Securities Act, and open account. The trial court in the Bailey State Court Action granted a series of summary judgment motions filed by the counter-claim defendants on all of the counter-plaintiffs' counter-claims except for the fraud-based claims. In 2004, one of the counter-plaintiffs (Gerald Bailey) amended his counter-suit to allege purported claims as a private relator under the False Claims Act and antitrust claims. The federal government elected to not intervene in the False Claims Act counter-suit. On March 24, 2005, Bailey filed a notice of removal, and the case was transferred to federal court. Shell Western E&P Inc. v. Gerald O. Bailey and Bridwell Oil Company, No. H-05-1029 (S.D. Tex., Houston Division removed March 24, 2005) (the "Bailey Houston Federal Court Action"). Also on March 24, 2005, Bailey filed an instrument under seal in the Bailey Houston Federal Court Action that was later determined to be a motion to transfer venue of that case to the federal district court of Colorado, in which Bailey and two other plaintiffs have filed another suit against Kinder Morgan CO2 Company, L.P. asserting claims under the False Claims Act. The Houston federal district judge ordered that Bailey take steps to have the False Claims Act case pending in Colorado transferred to the Bailey Houston Federal Court Action, and also suggested that the claims of other plaintiffs in other carbon dioxide litigation pending in Texas should be transferred to the Bailey Houston Federal Court Action. In response to the court's suggestion, the case of Gary Shores et al. v. ExxonMobil Corp. et al., No. 05-1825 (S.D. Tex., Houston Division) was consolidated with the Bailey Houston Federal Court Action on July 18, 2005. That case, in which the plaintiffs assert claims for McElmo Dome royalty underpayment, includes Kinder Morgan CO2 Company, L.P., Kinder Morgan Energy Partners, L.P., and Cortez Pipeline Company as defendants. Bailey requested the Houston federal district court to transfer the Bailey Houston Federal Court Action to the federal district court of Colorado. Bailey also filed a petition for writ of mandamus in the Fifth Circuit Court of Appeals, asking that the Houston federal district court be required to transfer the case to the federal district court of Colorado. On June 3, 2005, the Fifth Circuit Court of Appeals denied Bailey's petition for writ of mandamus. On June 22, 2005, the Fifth Circuit denied Bailey's petition for rehearing en banc. On September 14, 2005, Bailey filed a petition for writ of certiorari in the United States Supreme Court, which the U.S. Supreme Court denied on November 28, 2005. On November 21, 2005, the federal district court in Colorado transferred Bailey's False Claims Act case pending in Colorado to the Houston federal district court. On November 30, 2005, Bailey filed a petition for mandamus seeking to vacate the transfer. The Tenth Circuit Court of Appeals denied the petition on December 19, 2005. The Houston federal district court subsequently realigned the parties. Pursuant to the Houston federal district court's order, Bailey and the other realigned plaintiffs have filed amended complaints in which they assert claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary and agency duties, breach of contract and covenants, violation of the Colorado Unfair Practices Act, civil theft under Colorado law, conspiracy, unjust enrichment, and open account. Bailey also asserted claims as a private relator under the False Claims Act and for violation of federal and Colorado antitrust laws. The realigned plaintiffs seek actual damages, treble damages, punitive damages, a constructive trust and accounting, and declaratory relief. Kinder Morgan CO2 Company, L.P. and the Shell plaintiffs have filed a motion for partial summary judgment and, pursuant to the Houston federal district court's order, will file a motion for summary judgment on all claims. No current trial date is set.

    On March 1, 2004, Bridwell Oil Company, one of the named defendants/realigned plaintiffs in the Bailey actions, filed a new matter in which it asserts claims which are virtually identical to the counter-claims it asserts against Shell CO2 Company, Ltd. in the Bailey lawsuit. Bridwell Oil Co.
v. Shell Oil Co. et al, No. 160,199-B (78th Judicial District Court, Wichita County, Texas filed March 1, 2004). The defendants in this action include Kinder Morgan CO2 Company, L.P., Kinder Morgan Energy Partners, L.P., various Shell entities, ExxonMobil entities, and Cortez Pipeline Company. On June 25, 2004, defendants filed answers, special exceptions, pleas in abatement, and motions to transfer venue back to the Harris County District Court. On January 31, 2005, the Wichita County judge abated the case pending resolution of the Bailey State Court Action. The case remains abated.

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

    Cortez Pipeline Company and Kinder Morgan CO2 Company, L.P., successor in interest to Shell CO2 Company, Ltd., are among the named defendants in CO2 Committee, Inc. v. Shell Oil Co., et al., an arbitration initiated on November 28, 2005. The arbitration arises from a dispute over a class action settlement agreement which became final on July 7, 2003 and disposed of five lawsuits formerly pending in the U.S. District Court, District of Colorado. The plaintiffs in such lawsuits primarily included overriding royalty interest owners, royalty interest owners, and small share working interest owners who alleged underpayment of royalties and other payments on carbon dioxide produced from the McElmo Dome Unit in southwest Colorado. The settlement imposed certain future obligations on the defendants in the underlying litigation. The plaintiff in the current arbitration is an entity that was formed as part of the settlement for the purpose of monitoring compliance with the obligations imposed by the settlement agreement. The plaintiff alleges that, in calculating royalty and other payments, defendants used a transportation expense in excess of what is allowed by the settlement agreement, thereby causing alleged underpayments of approximately $10.3 million. The plaintiff also alleges that Cortez Pipeline Company should have used certain funds to further reduce its debt, which, in turn, would have allegedly increased the value of royalty and other payments by approximately $0.2 million. Defendants deny that there was any breach of the settlement agreement. The arbitration is currently scheduled to commence on June 26, 2006.

    J. Casper Heimann, Pecos Slope Royalty Trust and Rio Petro LTD, individually and on behalf of all other private royalty and overriding royalty owners in the Bravo Dome Carbon Dioxide Unit, New Mexico similarly situated v. Kinder Morgan CO2 Company, L.P., No. 04-26-CL (8th Judicial District Court, Union County New Mexico)

    Involves a purported class action against Kinder Morgan CO2 Company, L.P. alleging that it has failed to pay the full royalty and overriding royalty ("royalty interests") on the true and proper settlement value of compressed carbon dioxide produced from the Bravo Dome Unit in the period beginning January 1, 2000. The complaint purports to assert claims for violation of the New Mexico Unfair Practices Act, constructive fraud, breach of contract and of the covenant of good faith and fair dealing, breach of the implied covenant to market, and claims for an accounting, unjust enrichment, and injunctive relief. The purported class is comprised of current and former owners, during the period January 2000 to the present, who have private property royalty interests burdening the oil and gas leases held by the defendant, excluding the Commissioner of Public Lands, the United States of America, and those private royalty interests that are not unitized as part of the Bravo Dome Unit. The plaintiffs allege that they were members of a class previously certified as a class action by the United States District Court for the District of New Mexico in the matter Doris Feerer, et al. v. Amoco Production Company, et al., USDC N.M. Civ. No. 95-0012 (the "Feerer Class Action"). Plaintiffs allege that Kinder Morgan CO2 Company's method of paying royalty interests is contrary to the settlement of the Feerer Class Action. Kinder Morgan CO2 Company has filed a Motion to Compel Arbitration of this matter pursuant to the arbitration provisions contained in the Feerer Class Action Settlement Agreement, which motion was denied by the trial court. An appeal of that ruling has been filed and is pending before the New Mexico Court of Appeals. No date for arbitration or trial is currently set. Oral arguments are scheduled to take place before the New Mexico Court of Appeals on March 23, 2006.

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

    Commercial Litigation Matters

    Union Pacific Railroad Company Easements

    SFPP, L.P. and Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company) are engaged in two proceedings to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for each of the ten year periods beginning January 1, 1994 and January 1, 2004 (Southern Pacific Transportation Company vs. Santa Fe Pacific Corporation, SFP Properties, Inc., Santa Fe Pacific Pipelines, Inc., SFPP, L.P., et al., Superior Court of the State of California for the County of San Francisco, filed August 31, 1994; and Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. "D", Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). On July 16, 2003, the trial court set the rent for years 1994 - 2003 at approximately $5.0 million per year as of January 1, 1994, subject to annual inflation increases throughout the ten year period. On February 23, 2005, the California Court of Appeals affirmed the trial court's ruling, except that it reversed a small portion of the decision and remanded it back to the trial court for determination. On remand, the trial court held that there was no adjustment to the rent relating to the portion of the decision that was reversed, but awarded Southern Pacific Transportation Company interest on rental amounts owing as of May 7, 1997. We do not believe that the assessment of interest by the trial court was proper and intend to appeal that award.

    In addition, SFPP, L.P. and Union Pacific Railroad Company are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten year period beginning January 1, 2004 (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. "D", Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). SFPP was served with this lawsuit on August 17, 2004. SFPP expects that the trial in this matter will occur in late 2006.

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

    On May 13, 2005, the Special Master issued his Report and Recommendations to Judge Downes in the In Re Natural Gas Royalties Qui Tam Litigation, Docket No. 1293. The Special Master found that there was a prior public disclosure of the mismeasurement fraud Grynberg alleged, and that Grynberg was not an original source of the allegations. As a result, the Special Master recommended dismissal of the Kinder Morgan defendants on jurisdictional grounds. On June 27, 2005, Grynberg filed a motion to modify and partially reverse the Special Master's recommendations and the Defendants filed a motion to adopt the Special Master's recommendations with modifications. An oral argument was held on December 9, 2005 on the motions concerning the Special Master's recommendations. It is likely that Grynberg will appeal any dismissal to the 10th Circuit Court of Appeals.

    Mel R. Sweatman and Paz Gas Corporation v. Gulf Energy Marketing, LLC, et al.

    On July 25, 2002, we were served with this suit for breach of contract, tortious interference with existing contractual relationships, conspiracy to commit tortious interference and interference with prospective business relationship. Mr. Sweatman and Paz Gas Corporation claim that, in connection with our acquisition of Tejas Gas, LLC, we wrongfully caused gas volumes to be shipped on our Kinder Morgan Texas Pipeline system instead of our Kinder Morgan Tejas system. Mr. Sweatman and Paz Gas Corporation alleged that this action eliminated profit on Kinder Morgan Tejas, a portion of which Mr. Sweatman and Paz Gas Corporation claim they are entitled to receive under an agreement with a subsidiary of ours acquired in the Tejas Gas acquisition.

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

    Plaintiff filed its Third Amended Petition on February 25, 2003. In its Third Amended Petition, Plaintiff alleges claims for breach of the Gas Processing Agreement and the Helium Extraction Agreement, requests a declaratory judgment and asserts claims for fraud by silence/bad faith, fraudulent inducement of the 1997 Amendment to the Gas Processing Agreement, civil conspiracy, fraud, breach of a duty of good faith and fair dealing, negligent misrepresentation and conversion. As of April 7, 2003, Plaintiff alleged economic damages for the period from November 1987 through March 1997 in the amount of $30.7 million. On May 2, 2003, Plaintiff added claims for the period from April 1997 through February 2003 in the amount of $12.9 million. On June 23, 2003, Plaintiff filed a Fourth Amended Petition that reduced its total claim for economic damages to $30.0 million. On October 5, 2003, Plaintiff filed a Fifth Amended Petition that purported to add a cause of action for embezzlement. On February 10, 2004, Plaintiff filed its Eleventh Supplemental Responses to Requests for Disclosure that restated its alleged economic damages for the period of November 1987 through December 2003 as approximately $37.4 million. The matter went to trial on June 21, 2004. On June 30, 2004, the jury returned a unanimous verdict in favor of all defendants as to all counts. Final Judgment was entered in favor of the defendants on August 19, 2004. Plaintiff has appealed the jury's verdict to the 14th Court of Appeals for the State of Texas. On February 21, 2006, the Court of Appeals unanimously affirmed the judgment in our favor entered by the trial court, and ordered ExxonMobil to pay all costs incurred in the appeal. ExxonMobil has 45 days to file an appeal of this decision to the Texas Supreme Court.

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

    We have conducted an internal investigation of the allegations and discovered no evidence of wrongdoing or improper activities at these two terminals. Furthermore, we have contacted customers of these terminals during the applicable time period and have offered to share information with them regarding our excess coal sales. Over the five year period from 1997 to 2001, we moved almost 75 million tons of coal through these terminals, of which less than
1.4 million tons were sold for our own account (including both excess coal and coal purchased on the open market). We have not added to our inventory of excess coal since 1999 and we have not sold coal for our own account since 2001, except for minor amounts of scrap coal. We are fully cooperating with federal law enforcement authorities in this investigation. In September 2005 and subsequent thereto, we responded to a subpoena in this matter by producing a large volume of documents, which, we understand, is being reviewed by the FBI and auditors from the Tennessee Valley Authority, which is a customer of the Cora and Grand Rivers terminals. We do not expect that the resolution of the investigation will have a material adverse impact on our business, financial position, results of operations or cash flows.

    Queen City Railcar Litigation

    On August 28, 2005, a railcar containing the chemical styrene began leaking styrene gas in Cincinnati, Ohio while en route to our Queen City Terminal. The railcar was sent by the Westlake Chemical Corporation from Louisiana, transported by Indiana & Ohio Railway, and consigned to Westlake at its dedicated storage tank at Queen City Terminals, Inc., a subsidiary of Kinder Morgan Bulk Terminals, Inc. The railcar leak resulted in the evacuation of many residents and the alleged temporary closure of several businesses in the Cincinnati area. Within three weeks of the incident, seven separate class action complaints were filed in the Hamilton County Court of Common Pleas, including case numbers: A0507115, A0507120, A0507121, A0507149, A0507322, A0507332, and
A0507913. In addition, a complaint was filed by the city of Cincinnati, described further below.

    On September 28, 2005, the court consolidated the complaints under consolidated case number A0507913. Concurrently, thirteen designated class representatives filed a Master Class Action Complaint against Westlake Chemical Corporation, Indiana and Ohio Railway Corporation, Queen City Terminals, Inc., Kinder Morgan Liquids Terminals, LLC, Kinder Morgan GP, Inc. and Kinder Morgan Energy Partners, L.P., collectively the defendants, in the Hamilton County Court of Common Pleas, case number A0507105. The complaint alleges negligence, absolute nuisance, nuisance, trespass, negligence per se, and strict liability against all defendants stemming from the styrene leak. The complaint seeks compensatory damages in excess of $25,000, punitive damages, pre and post-judgment interest, and attorney fees. The claims against the Indiana and Ohio Railway and Westlake are based generally on an alleged failure to deliver the railcar in a timely manner which allegedly caused the styrene to become unstable and leak from the railcar. The plaintiffs allege that we had a legal duty to monitor the movement of the railcar en route to our terminal and guarantee its timely arrival in a safe and stable condition.

    On October 28, 2005, we filed an answer denying the material allegations of the complaint. On December 1, 2005, the plaintiffs filed a motion for class certification. On December 12, 2005, we filed a motion for an extension of time to respond to plaintiffs' motion for class certification in order to conduct discovery regarding class certification. On February 10, 2005, the court granted our motion for additional time to conduct class discovery. The court has not established a scheduling order or trial date, and discovery is ongoing.

    On September 6, 2005, the city of Cincinnati, the plaintiff, filed a complaint on behalf of itself and in parens patriae against Westlake, Indiana and Ohio Railway, Kinder Morgan Liquids Terminals, LLC, Queen City Terminals, Inc. and Kinder Morgan GP, Inc., collectively the defendants, in the Court of Common Pleas, Hamilton County, Ohio, case number A0507323. Plaintiff's complaint arose out of the same railcar incident reported immediately above. The plaintiff's complaint alleges public nuisance, negligence, strict liability, and trespass. The complaint seeks compensatory damages in excess of $25,000, punitive damages, pre and post-judgment interest, and attorney fees. On September 28, 2005, Kinder Morgan filed a motion to dismiss the parens patriae claim. On December 15, 2005, Kinder Morgan filed a motion for summary judgment. The plaintiff has not responded to either motion. A trial date has not been set.

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

    Also on June 20, 2003, the plaintiffs in the previously filed Galaz matters (now dismissed) filed yet another Complaint for Class Action in the United States District Court for the District of Nevada (the "Galaz III" matter) asserting the same claims in United States District Court for the District of Nevada on behalf of the same purported class against virtually the same defendants, including us. The Kinder Morgan defendants filed a Motion to Dismiss the Galaz III matter on August 15, 2003. On October 3, 2003, the plaintiffs filed a Motion for Withdrawal of Class Action, which voluntarily drops the class action allegations from the matter and seeks to have the case proceed on behalf of the Galaz family only. On December 5, 2003, the District Court granted the Kinder Morgan defendants' Motion to Dismiss, but granted plaintiff leave to file a second Amended Complaint. Plaintiff filed a Second Amended Complaint on December 13, 2003, and a Third Amended Complaint on January 5, 2004. The Kinder Morgan defendants filed a Motion to Dismiss the Third Amended Complaint on January 13, 2004. The Motion to Dismiss was granted with prejudice on April 30, 2004. On May 7, 2004, Plaintiff filed a Notice of Appeal in the United States Court of Appeals for the 9th Circuit. Briefing and oral argument of the appeal have been completed and the parties are awaiting a decision.

    Richard Jernee, et al v. Kinder Morgan Energy Partners, et al, No. CV03-03482 (Second Judicial District Court, State of Nevada, County of Washoe) ("Jernee").

    On May 30, 2003, a separate group of plaintiffs, individually and on behalf of Adam Jernee, filed a civil action in the Nevada State trial court against us and several Kinder Morgan related entities and individuals and additional unrelated defendants. Plaintiffs in the Jernee matter claim that defendants negligently and intentionally failed to inspect, repair and replace unidentified segments of their pipeline and facilities, allowing "harmful substances and emissions and gases" to damage "the environment and health of human beings." Plaintiffs claim that "Adam Jernee's death was caused by leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins." Plaintiffs purport to assert claims for wrongful death, premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability (ultra hazardous acts), and aiding and abetting, and seek unspecified special, general and punitive damages. The Jernee case has been consolidated for pretrial purposes with the Sands case (see below). Plaintiffs have filed a Third Amended Complaint and all defendants have filed motions to dismiss all causes of action excluding plaintiffs' cause of action for negligence. Plaintiffs have filed opposition to such motions, and defendants' replies in support of motions to dismiss and motions to strike portions of the complaint are due to be filed on or before March 7, 2006. As is its practice, the court has not scheduled argument on any such motions.

    In addition to the above, the parties have filed motions to implement Case Management Orders, the Jernee matter having now been deemed "complex" by the court. Such orders are designed to stage discovery, motions and pretrial proceedings. The court has not scheduled a hearing with respect to the implementation of any Case Management Order at this time.

    Floyd Sands, et al v. Kinder Morgan Energy Partners, et al, No. CV03-05326 (Second Judicial District Court, State of Nevada, County of Washoe) ("Sands").

    On August 28, 2003, a separate group of plaintiffs, represented by the counsel for the plaintiffs in the Jernee matter, individually and on behalf of Stephanie Suzanne Sands, filed a civil action in the Nevada State trial court against us and several Kinder Morgan related entities and individuals and additional unrelated defendants. The Kinder Morgan defendants were served with the Complaint on January 10, 2004. Plaintiffs in the Sands matter claim that defendants negligently and intentionally failed to inspect, repair and replace unidentified segments of their pipeline and facilities, allowing "harmful substances and emissions and gases" to damage "the environment and health of human beings." Plaintiffs claim that Stephanie Suzanne Sands' death was caused by leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins. Plaintiffs purport to assert claims for wrongful death, premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability (ultra hazardous acts), and aiding and abetting, and seek unspecified special, general and punitive damages. The Sands case has been consolidated for pretrial purposes with the Jernee case (see above). Plaintiffs have filed a Second Amended Complaint and all defendants have filed motions to dismiss all causes of action excluding plaintiffs' cause of action for negligence. Plaintiffs have filed opposition to such motions, and defendants' replies in support of motions to dismiss and motions to strike portions of the complaint are due to be filed on or before March 7, 2006. As is its practice, the court has not scheduled argument on any such motions.

    In addition to the above, the parties have filed motions to implement Case Management Orders, the Sands matter having now been deemed "complex" by the court. Such orders are designed to stage discovery, motions and pretrial proceedings. The court has not scheduled a hearing with respect to the implementation of any Case Management Order at this time.

    Pipeline Integrity and Releases

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

    Walnut Creek, California Pipeline Rupture

   On November 9, 2004, Mountain Cascade, Inc., a third-party contractor on a water main replacement project hired by East Bay Municipal Utility District, struck and ruptured an underground petroleum pipeline owned and operated by SFPP, LP in Walnut Creek, California. An explosion occurred immediately following the rupture that resulted in five fatalities and several injuries to employees or contractors of Mountain Cascade. The explosion and fire also caused other property damage.

    On May 5, 2005, the California Division of Occupational Safety and Health ("CalOSHA") issued two civil citations against us relating to this incident assessing civil fines of $140,000 based upon our alleged failure to mark the location of the pipeline properly prior to the excavation of the site by the contractor. CalOSHA, with the assistance of the Contra Costa County District Attorney's office, is continuing to investigate the facts and circumstances surrounding the incident for possible criminal violations. In addition, on June 27, 2005, the Office of the California State Fire Marshal, Pipeline Safety Division ("CSFM") issued a Notice of Violation against us which also alleges that we did not properly mark the location of the pipeline in violation of state and federal regulations. The CSFM assessed a proposed civil penalty of $500,000. The location of the incident was not our work site, nor did we have any direct involvement in the water main replacement project. We believe that SFPP acted in accordance with applicable law and regulations, and further that according to California law, excavators, such as the contractor on the project, must take the necessary steps (including excavating with hand tools) to confirm the exact location of a pipeline before using any power operated or power driven excavation equipment. Accordingly, we disagree with certain of the findings of CalOSHA and the CSFM, and we have appealed the civil penalties while, at the same time, continuing to work cooperatively with CalOSHA and the CSFM to resolve these matters.

    As a result of the accident, fifteen separate lawsuits have been filed. Eleven are personal injury and wrongful death actions. These are: Knox, et al. v.. Mountain Cascade, et al. (Contra Costa Sup. Ct. Case No. C 05-00281); Farley
v. Mountain cascade, et al. (Contra Costa Sup. Ct. Case No. C 05-01573); Reyes, et al. v. East Bay Municipal Utility District, et al. (Alameda Sup. Ct. Case No. RG-05-207720); Arias, et al. v. Kinder Morgan, et al. (Alameda Sup. Ct. Case No. RG-05-195567); Angeles, et al. v. Kinder Morgan, et al. (Alameda Sup. Ct. Case No. RG-05-195680); Ramos, et al. v. East Bay Municipal Utility District, et al. (Contra Costa County Superior Court Case No. C05-01840); Taylor, et al. v. East Bay Municipal Utility District, et al. (Contra Costa County Superior Court Case No. C05-02306); Becerra v. Kinder Morgan Energy Partners, L.P., et al., (Contra Costa County Superior Court Case No. C05-02451); Im, et al. v. Kinder Morgan, Inc. et al. (Contra Costa County Superior Court Case No. C05-02077); Paasch, et al. v. East Bay Municipal Utility District, et al. (Contra Costa County Superior Court Case No. C05-01844); and Fuentes et al. v. Kinder Morgan, et al. (Contra Costa County Superior Court Case No. C05-02286). These complaints all allege that SFPP/Kinder Morgan failed to properly field mark the area where the accident occurred. All of these plaintiffs seek compensatory and punitive damages. These complaints also allege that the general contractor who struck the pipeline, Mountain Cascade, Inc. ("MCI"), and EBMUD were at fault for negligently failing to locate the pipeline. Some of these complaints also name various engineers on the project for negligently failing to draw up adequate plans indicating the bend in the pipeline. A number of these actions also name Comforce Technical Services as a defendant. Comforce supplied SFPP with temporary employees/independent contractors who performed line marking and inspections of the pipeline on behalf of SFPP. Some of these complaints also named various governmental entities--such as the City of Walnut Creek, Contra Costa County, and the Contra Costa Flood Control and Water Conservation District--as defendants.

    Two of the fifteen suits are related to alleged damage to a residence near the accident site. These are: USAA v. East Bay Municipal Utility District, et al., (Contra Costa County Superior Court Case No. C05-02128); and Chabot v. East Bay Municipal Utilities District, et al., (Contra Costa Superior Court Case No. C05-02312). The remaining two suits are by MCI and the welding subcontractor, Matamoros. These are: Matamoros v. Kinder Morgan Energy Partners, L.P., et al., (Contra Costa County Superior Court Case No. C05-02349); and Mountain Cascade, Inc. v. Kinder Morgan Energy Partners, L.P., et al, (Contra Costa County Superior Court Case No. C-05-02576). Like the personal injury and wrongful death suits, these lawsuits allege that SFPP/Kinder Morgan failed to properly mark its pipeline, causing damage to these plaintiffs. The Chabot and USAA plaintiffs allege property damage, while MCI and Matamoros Welding allege damage to their business as a result of SFPP/Kinder Morgan's alleged failures, as well as indemnity and other common law and statutory tort theories of recovery.

    Fourteen of these lawsuits are currently coordinated in Contra Costa County Superior Court; the fifteenth is expected to be coordinated with the other lawsuits in the near future. There are also several cross-complaints for indemnity between the co-defendants in the coordinated lawsuits.

    Based upon our investigation of the cause of the rupture of SFPP, LP's petroleum pipeline by Mountain Cascade, Inc. and the resulting explosion and fire, we intend to deny liability for the resulting deaths, injuries and damages, to vigorously defend against such claims, and to seek contribution and indemnity from the responsible parties.

    Cordelia, California

    On April 28, 2004, we discovered a spill of diesel fuel into a marsh near Cordelia, California from a section of our Pacific operations' 14-inch Concord to Sacramento, California products pipeline. Estimates indicated that the size of the spill was approximately 2,450 barrels. Upon discovery of the spill and notification to regulatory agencies, a unified response was implemented with the United States Coast Guard, the California Department of Fish and Game, the Office of Spill Prevention and Response and us. The damaged section of the pipeline was removed and replaced, and the pipeline resumed operations on May 2, 2004. We have completed recovery of diesel from the marsh and have completed an enhanced biodegradation program for removal of the remaining constituents bound up in soils. The property has been turned back to the owners for its stated purpose. There will be ongoing monitoring under the oversight of the California Regional Water Quality Control Board until the site conditions demonstrate there are no further actions required.

    In April 2005, we were informed by the office of the Attorney General of California that the office was contemplating filing criminal charges against us claiming discharge of diesel fuel arising from the April 2004 rupture and the failure to make timely notice of the discharge to appropriate state agencies. In addition, we were told that the California Attorney General was also contemplating filing charges alleging other releases and failures to provide timely notice regarding certain environmental incidents at certain of our facilities in California.

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

    In addition, we are currently in negotiations with the United States Environmental Protection Agency, the United States Fish & Wildlife Service, the California Department of Fish & Game and the San Francisco Regional Water Quality Control Board regarding potential civil penalties and natural resource damages assessments. In 2005, we have included a combined $8.4 million as general and administrative expense related to these environmental issues, and we have made payments in the amount of $5.4 million as of December 31, 2005. Since the April 2004 release in the Suisun Marsh area near Cordelia, California, we have cooperated fully with federal and state agencies and have worked diligently to remediate the affected areas. As of December 31, 2005, the remediation was substantially complete.

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

    Oakland, California

    In February 2005, we were contacted by the U.S. Coast Guard regarding a potential release of jet fuel in the Oakland, California area. Our northern California team responded and discovered that one of our product pipelines had been damaged by a third party, which resulted in a release of jet fuel which migrated to the storm drain system. We have coordinated the remediation of the impacts from this release, and are investigating the identity of the third party who damaged the pipeline in order to obtain contribution, indemnity, and to recover any damages associated with the rupture. We have recently been informed that the United States Environmental Protection Agency, the San Francisco Bay Regional Water Quality Control Board, the California Department of Fish and Game, and possibly the County of Alameda are planning to assert civil penalty claims with respect to this release. We expect to receive a collective demand on behalf of these agencies in the very near future. We will vigorously contest any unsupported, duplicative or excessive civil penalty claims, but hope to be able to eventually resolve the demands by each governmental entity through out-of-court settlements.

    Donner Summit, California

    In April 2005, our SFPP pipeline in Northern California, which transports refined petroleum products to Reno, Nevada, experienced a failure in the line from external damage, resulting in a release of product that affected a limited area adjacent to the pipeline near the summit of Donner Pass. The release was located on land administered by the Forest Service, an agency within the U.S. Department of Agriculture. Initial remediation has been conducted in the immediate vicinity of the pipeline. All agency requirements have been met and the site will be closed upon completion of the remediation. We have been informed that we will soon receive civil penalty claims on behalf of the United States Environmental Protection Agency, the California Department of Fish and Game, and perhaps the Lahontan Regional Water Quality Control Board. We will try to obtain out-of-court settlements with respect to any civil penalty demands made by these agencies.

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

    Proposed Office of Pipeline Safety Civil Penalty and Compliance Order

    On July 15, 2004, the U.S. Department of Transportation's Office of Pipeline Safety ("OPS") issued a Proposed Civil Penalty and Proposed Compliance Order concerning alleged violations of certain federal regulations concerning our products pipeline integrity management program. The violations alleged in the proposed order are based upon the results of inspections of our integrity management program at our products pipelines facilities in Orange, California and Doraville, Georgia conducted in April and June of 2003, respectively. As a result of the alleged violations, the OPS seeks to have us implement a number of changes to our integrity management program and also seeks to impose a proposed civil penalty of approximately $0.3 million. We have already addressed a number of the concerns identified by the OPS and intend to continue to work with the OPS to ensure that our integrity management program satisfies all applicable regulations. However, we dispute some of the OPS findings and disagree that civil penalties are appropriate, and therefore requested an administrative hearing on these matters according to the U.S. Department of Transportation regulations. An administrative hearing was held on April 11 and 12, 2005. We have provided supplemental information to the hearing officer and to the OPS. It is anticipated that the decision in this matter and potential administrative order will be issued by the end of the first quarter of 2006.

    Pipeline and Hazardous Materials Safety Administration Corrective Action
Order

    On August 26, 2005, we announced that we had received a Corrective Action Order issued by the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration, referred to in this report as the PHMSA. The corrective order instructs us to comprehensively address potential integrity threats along the pipelines that comprise our Pacific operations. The corrective order focused primarily on eight pipeline incidents, seven of which occurred in the State of California. The PHMSA attributed five of the eight incidents to "outside force damage," such as third-party damage caused by an excavator or damage caused during pipeline construction. Following the issuance of the corrective order, we engaged in cooperative discussions with the PHMSA and we have reached an agreement in principle on the terms of a Consent Agreement with the PHMSA, subject to the PHMSA's obligation to provide notice and an opportunity to comment on the Consent Agreement to appropriate state officials pursuant to 49 USC Section 60112(c). This comment period will close on March 26, 2006. Upon final approval, the Consent Order will, among other things, require us to perform a thorough analysis of recent pipeline incidents, provide for a third-party independent review of our operations and procedural practices, and restructure our internal inspections program. Furthermore, we have reviewed all of our policies and procedures and are currently implementing various measures to strengthen our integrity management program, including a comprehensive evaluation of internal inspection technologies and other methods to protect our pipelines. We do not expect that our compliance with the Consent Order will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

    Environmental Matters

    We are subject to environmental cleanup and enforcement actions from time to time. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) generally imposes joint and severable liability for cleanup and enforcement costs on current or predecessor owners and operators of a site, among others, without regard to fault or the legality of the original conduct. Our operations are also subject to federal, state and local laws and regulations relating to protection of the environment. Although we believe our operations are in substantial compliance with applicable environmental law and regulations, risks of additional costs and liabilities are inherent in pipeline, terminal and carbon dioxide field and oil field operations, and there can be no assurance that we will not incur significant costs and liabilities. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us.

    We are currently involved in the following governmental proceedings related to compliance with environmental regulations associated with our assets and have established a reserve to address the costs associated with the cleanup:

    * several groundwater and soil remediation efforts under administrative orders or related state remediation programs issued by the California Regional Water Quality Control Board and several other state and local agencies for assets associated with SFPP, L.P.;

    * groundwater and soil remediation efforts under administrative orders issued by various regulatory agencies on those assets purchased from GATX Corporation, comprising Kinder Morgan Liquids Terminals LLC, KM Liquids Terminals L.P., CALNEV Pipe Line LLC and Central Florida Pipeline LLC;

    * groundwater and soil remediation efforts under administrative orders or related state remediation programs issued by various regulatory agencies on those assets purchased from ExxonMobil, ConocoPhillips, and Charter Triad, comprising Kinder Morgan Southeast Terminals, LLC.; and

    * groundwater and soil remediation efforts under administrative orders or related state remediation programs issued by various regulatory agencies on those assets comprising Plantation Pipe Line Company.

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

    Exxon Mobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, Inc. and ST Services, Inc.

    On April 23, 2003, Exxon Mobil Corporation filed a complaint in the Superior Court of New Jersey, Gloucester County. We filed our answer to the complaint on June 27, 2003, in which we denied ExxonMobil's claims and allegations as well as included counterclaims against ExxonMobil. The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corp. from 1989 through September 2000, and owned currently by ST Services, Inc. Prior to selling the terminal to GATX Terminals, ExxonMobil performed the environmental site assessment of the terminal required prior to sale pursuant to state law. During the site assessment, ExxonMobil discovered items that required remediation and the New Jersey Department of Environmental Protection issued an order that required ExxonMobil to perform various remediation activities to remove hydrocarbon contamination at the terminal. ExxonMobil, we understand, is still remediating the site and has not been removed as a responsible party from the state's cleanup order; however, ExxonMobil claims that the remediation continues because of GATX Terminals' storage of a fuel additive, MTBE, at the terminal during GATX Terminals' ownership of the terminal. When GATX Terminals sold the terminal to ST Services, the parties indemnified one another for certain environmental matters. When GATX Terminals was sold to us, GATX Terminals' indemnification obligations, if any, to ST Services may have passed to us. Consequently, at issue is any indemnification obligation we may owe to ST Services for environmental remediation of MTBE at the terminal. The complaint seeks any and all damages related to remediating MTBE at the terminal, and, according to the New Jersey Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit for remediating MTBE at the terminal. The parties have completed limited discovery. In October 2004, the judge assigned to the case dismissed himself from the case based on a conflict, and the new judge has ordered the parties to participate in mandatory mediation. The parties participated in a mediation on November 2, 2005 but no resolution was reached regarding the claims set out in the lawsuit. At this time, the parties are considering another mediation session but no date is confirmed.

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

    Our Kinder Morgan Transmix Company has been in discussions with the United States Environmental Protection Agency regarding allegations by the EPA that it violated certain provisions of the Clean Air Act and the Resource Conservation & Recovery Act. Specifically, the EPA claims that we failed to comply with certain sampling protocols at our Indianola, Pennsylvania transmix facility in violation of the Clean Air Act's provisions governing fuel. The EPA further claims that we improperly accepted hazardous waste at our transmix facility in Indianola. Finally, the EPA claims that we failed to obtain batch samples of gasoline produced at our Hartford (Wood River), Illinois facility in 2004. In addition to injunctive relief that would require us to maintain additional oversight of our quality assurance program at all of our transmix facilities, the EPA is seeking monetary penalties of $0.6 million.

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

    Although no assurance can be given, we believe that the ultimate resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur. Many factors may change in the future affecting our reserve estimates, such as regulatory changes, groundwater and land use near our sites, and changes in cleanup technology. As of December 31, 2005, we have accrued an environmental reserve of $51.2 million.

    Other

    We are a defendant in various lawsuits arising from the day-to-day operations of our businesses. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.


17.  Regulatory Matters

    The tariffs we charge for transportation on our interstate common carrier pipelines are subject to rate regulation by the Federal Energy Regulatory Commission, referred to in this report as FERC, under the Interstate Commerce

Act. The Interstate Commerce Act requires, among other things, that interstate petroleum products pipeline rates be just and reasonable and nondiscriminatory. Pursuant to FERC Order No. 561, effective January 1, 1995, interstate petroleum products pipelines are able to change their rates within prescribed ceiling levels that are tied to an inflation index. FERC Order No. 561-A, affirming and clarifying Order No. 561, expanded the circumstances under which interstate petroleum products pipelines may employ cost-of-service ratemaking in lieu of the indexing methodology, effective January 1, 1995. For each of the years ended December 31, 2005, 2004 and 2003, the application of the indexing methodology did not significantly affect tariff rates on our interstate petroleum products pipelines.

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

     * individuals in the Choice Gas Commodity Group within KMI's retail operations; and

     * commodity sales and purchase personnel within our Texas intrastate natural gas operations.

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

    On September 20, 2004, the FERC issued an order which conditionally granted the July 21, 2004 joint requests for limited exemptions from the requirements of the Standards of Conduct described above. In that order, the FERC directed Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company and the affiliated interstate pipelines owned by KMI to submit compliance plans regarding these exemptions within 30 days. These compliance plans were filed on October 19, 2004, and set out certain steps taken by us to assure that employees in the Choice Gas Commodity Group of KMI and the commodity sales and purchase personnel of our Texas intrastate organizations do not have access to restricted interstate natural gas pipeline information or receive preferential treatment as to interstate natural gas pipeline services. The FERC will not enforce compliance with the independent functioning requirement of the Standards of Conduct as to these employees until 30 days after it acts on these compliance filings. In all other respects, we were required to comply with the Standards of Conduct as of September 22, 2004.

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

    By an order issued on April 19, 2005, the FERC accepted the compliance plans filed by us without modification, but subject to further amplification and clarification as to the intrastate group in three areas:

    * further description and explanation of the information or events relating to intrastate pipeline business that the shared transmission function personnel may discuss with our commodity sales and purchase personnel within our Texas intrastate natural gas operations;

    * additional posting of organizational information about the commodity sales and purchase personnel within our Texas intrastate natural gas operations; and

    * clarification that the president of our intrastate natural gas pipeline group has received proper training and will not be a conduit for improperly sharing transmission or customer information with our commodity sales and purchase personnel within our Texas intrastate natural gas operations.

    Our interstate pipelines made a compliance filing on May 18, 2005.

    FERC Policy statement re: Use of Gas Basis Differentials for Pricing

    On July 25, 2003, the FERC issued a Modification to Policy Statement stating that FERC regulated natural gas pipelines will, on a prospective basis, no longer be permitted to use gas basis differentials to price negotiated rate transactions. Effectively, we will no longer be permitted to use commodity price indices to structure transactions on our FERC regulated natural gas pipelines. Negotiated rates based on commodity price indices in existing contracts will be permitted to remain in effect until the end of the contract period for which such rates were negotiated. Moreover, in subsequent orders in individual pipeline cases, the FERC has allowed negotiated rate transactions using pricing indices so long as revenue is capped by the applicable maximum rate(s). In a FERC order on rehearing and clarification issued January 19, 2006, the FERC modified its previous policy statement and now will again permit the use of gas commodity basis differentials in negotiated rate transactions without regard to rate or revenue caps.

    Accounting for Integrity Testing Costs

    On November 5, 2004, the FERC issued a Notice of Proposed Accounting Release that would require FERC jurisdictional entities to recognize costs incurred in performing pipeline assessments that are a part of a pipeline integrity management program as maintenance expense in the period incurred. The proposed accounting ruling was in response to the FERC's finding of diverse practices within the pipeline industry in accounting for pipeline assessment activities. The proposed ruling would standardize these practices. Specifically, the proposed ruling clarifies the distinction between costs for a "one-time rehabilitation project to extend the useful life of the system," which could be capitalized, and costs for an "on-going inspection and testing or maintenance program," which would be accounted for as maintenance and charged to expense in the period incurred. Comments, along with responses to specific questions posed by the FERC concerning the Notice of Proposed Accounting Release, were due January 19, 2005. We filed our comments on January 19, 2005, asking the FERC to modify the accounting release to allow capitalization of pipeline assessment costs associated with projects involving 100 feet or more of pipeline being replaced or recoated (including discontinuous sections) and to adopt an effective date for the final rule which is no earlier than January 1, 2006.

    On June 30, 2005, the FERC issued an order providing guidance to the industry on accounting for costs associated with pipeline integrity management requirements. The order is effective prospectively from January 1, 2006. Under the order, the costs to be expensed include those to:

    *    prepare a plan to implement the program;

    *    identify high consequence areas;

    *    develop and maintain a record keeping system; and

    *    inspect affected pipeline segments.

    The costs of modifying the pipeline to permit in-line inspections, such as installing pig launchers and receivers, are to be capitalized, as are certain costs associated with developing or enhancing computer software or to add or replace other items of plant.

    The Interstate Natural Gas Association of America sought rehearing of the FERC's June 30, 2005 order. The FERC denied INGAA's request for rehearing on September 19, 2005. On December 15, 2005, INGAA filed with the United States Court of Appeals for the District of Columbia Circuit, in docket No. 05-1426, a petition for review asking the court whether the FERC lawfully ordered that interstate pipelines subject to FERC rate regulation and related accounting rules must treat certain costs incurred in complying with the Pipeline Safety Improvement Act of 2002, along with related pipeline testing costs, as expenses rather than capital items for purposes of complying with the FERC's regulatory accounting regulations. We are currently reviewing the effects of this order on our financial statements; however, we do not believe that this order will have a material impact on our operations, financial results or cash flows. In addition, our intrastate natural gas pipelines located within the State of Texas are not

FERC-regulated but instead follow accounting regulations promulgated by the Railroad Commission of Texas. We will maintain our current accounting procedures with respect to our accounting for pipeline integrity testing costs for our intrastate natural gas pipelines.

    Selective Discounting

    On November 22, 2004, the FERC issued a notice of inquiry seeking comments on its policy of selective discounting. Specifically, the FERC is asking parties to submit comments and respond to inquiries regarding the FERC's practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons - when the discount is given to meet competition from another gas pipeline. Comments were filed by numerous entities, including Natural Gas Pipeline Company of America (a Kinder Morgan, Inc. affiliate), on March 2, 2005. Several reply comments have subsequently been filed. By an order issued on May 31, 2005, the FERC reaffirmed its existing policy on selective discounting by interstate pipelines without change. Several entities filed for rehearing; however, by an order issued on November 17, 2005, the FERC denied all requests for rehearing. On January 9, 2006, a petition for judicial review of the FERC's May 31, 2005 and November 17, 2005 orders was filed by the Northern Municipal District Group/Midwest Region Gas Task Force Association.

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

    Notice of Proposed Rulemaking - Market Based Storage Rates

    On December 22, 2005, the FERC issued a notice of proposed rulemaking to amend its regulations by establishing two new methods for obtaining market based rates for underground natural gas storage services. First, the FERC is proposing to modify its market power analysis to better reflect competitive alternatives to storage. Doing so would allow a storage applicant to include other storage services as well as non-storage products such as pipeline capacity, local production, or liquefied natural gas supply in its calculation of market concentration and its analysis of market share. Secondly, the FERC is proposing to modify its regulations to permit the FERC to allow market based rates for new storage facilities even if the storage provider is unable to show that it lacks market power. Such modifications would be allowed provided the FERC finds that the market based rates are in the public interest, are necessary to encourage the construction of needed storage capacity, and that customers are adequately protected from the abuse of market power. KMI's Natural Gas Pipeline Company of America and our Kinder Morgan Interstate Gas Transmission LLC, as well as numerous other parties, filed comments on the notice of proposed rulemaking on February 27, 2006.


18.  Recent Accounting Pronouncements

    SFAS No. 123R

    In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), "Share-Based Payment." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," and requires companies to expense the value of employee stock options and similar awards. Significant provisions of SFAS No. 123R include the following:

    * share-based payment awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised;

    * when measuring fair value, companies can choose an option-pricing model that appropriately reflects their specific circumstances and the economics of their transactions;

    * companies will recognize compensation cost for share-based payment awards as they vest, including the related tax effects. Upon settlement of share-based payment awards, the tax effects will be recognized in the income statement or additional paid-in capital; and

    * public companies are allowed to select from three alternative transition methods - each having different reporting implications.

    For us, this Statement became effective January 1, 2006. However, we have not granted common unit options or made any other share-based payment awards since May 2000, and as of December 31, 2005, all outstanding options to purchase our common units were fully vested. Therefore, the adoption of this Statement did not have an effect on our consolidated financial statements due to the fact that we have reached the end of the requisite service period for any compensation cost resulting from share-based payments made under our common unit option plan.

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

    This Interpretation was effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for us). The adoption of this Interpretation had no effect on our consolidated financial statements.

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

    For general partners of all new limited partnerships formed, and for existing limited partnerships for which the partnership agreements are modified, the guidance in EITF 04-5 is effective after June 29, 2005. For general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 (January 1, 2006, for us). The adoption of EITF 04-5 will not have an effect on our consolidated financial statements.


19.  Quarterly Financial Data (Unaudited)

                                                                         Basic         Diluted
                              Operating    Operating                  Net Income     Net Income
                              Revenues      Income      Net Income     per Unit       per Unit
                             ----------   ----------    ----------    ----------     ----------
                                          (In thousands, except per unit amounts)
2005
     First Quarter.....      $1,971,932   $ 268,977     $ 223,621       $ 0.54         $ 0.54
     Second Quarter....       2,126,355     275,129       221,826         0.50           0.50
     Third Quarter.....       2,631,254     298,611       245,387         0.58           0.57
     Fourth Quarter....       3,057,587     170,805       121,393        (0.02)         (0.02)
2004
     First Quarter.....      $1,822,256   $ 225,142     $ 191,754       $ 0.52         $ 0.52
     Second Quarter....       1,957,182     231,364       195,218         0.51           0.51
     Third Quarter.....       2,014,659     252,836       217,342         0.59           0.59
     Fourth Quarter....       2,138,764     264,654       227,264         0.59           0.59


20.  Supplemental Information on Oil and Gas Producing Activities (Unaudited)

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

    Our capitalized costs consisted of the following (in thousands):

            Capitalized Costs Related to Oil and Gas Producing Activities
                                                       December 31,
                                          ------------------------------------
Consolidated Companies(a)                    2005         2004         2003
                                          ----------   ----------   ----------
Wells and equipment, facilities
 and other..............................  $1,097,863   $  815,311   $  601,744
Leasehold...............................     320,702      315,100      234,996
                                          ----------   ----------   ----------
Total proved oil and gas properties.....   1,418,565    1,130,411      836,740
Accumulated depreciation
 and depletion..........................    (303,284)    (174,802)    ( 72,572)
                                          ----------   ----------   ----------
Net capitalized costs...................  $1,115,281   $  955,609   $  764,168
                                          ==========   ==========   ==========
----------

(a) Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries. Includes capitalized asset retirement costs and associated accumulated depreciation. There are no capitalized costs associated with unproved oil and gas properties for the periods reported.

    Our costs incurred for property acquisition, exploration and development were as follows (in thousands):

       Costs Incurred in Exploration, Property Acquisitions and Development
                                                Year Ended December 31,
                                          ------------------------------------
Consolidated Companies(a)                    2005         2004         2003
                                          ----------   ----------   ----------
Property Acquisition
  Proved oil and gas properties......     $   6,426$   $        -   $  325,022
Development..........................        281,728      293,671      265,849
----------

(a) Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries. There are no capitalized costs associated with unproved oil and gas properties for the periods reported. All capital expenditures were made to develop our proved oil and gas properties and no exploration costs were incurred for the periods reported.

    For the year ended December 31, 2003, we incurred development costs related to our previous 15% ownership interest in MKM Partners, L.P. in the amount of $1.8 million. MKM Partners, L.P. was dissolved on June 30, 2003, and prior to its dissolution, we accounted for our investment under the equity method.

    Our results of operations from oil and gas producing activities for each of the years 2005, 2004 and 2003 are shown in the following table (in thousands):

                   Results of Operations for Oil and Gas Producing Activities
                                                                 Year Ended December 31,
                                                        ---------------------------------------
Consolidated Companies(a)                                   2005          2004           2003
                                                        -----------   -----------   -----------
Revenues(b)..........................................   $   469,149   $   361,809   $   171,270
Expenses:
Production costs.....................................       159,640       131,501        63,929
Other operating expenses(c)..........................        58,978        44,043        22,387
Depreciation, depletion and amortization expenses....       130,485       104,147        47,404
                                                        -----------   -----------   -----------
  Total expenses.....................................       349,103       279,691       133,720
                                                        -----------   -----------   -----------
Results of operations for oil and gas producing
activities...........................................   $   120,046   $    82,118   $    37,550
                                                        ===========   ===========   ===========
----------

(a) Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.

(b) Revenues include losses attributable to our hedging contracts of $374.3 million, $181.8 million and $52.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(c) Consists primarily of carbon dioxide expense.

    For the year ended December 31, 2003, the results of operations related to our previous 15% equity interest in MKM Partners, L.P. was $3.7 million.

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

    Netherland, Sewell and Associates, Inc., independent oil and gas consultants, have audited the estimates of proved reserves of natural gas, natural gas liquids and crude oil that we have attributed to our net interest in oil and gas properties as of December 31, 2005. Based upon their audit of more than 99% of our reserve estimates, it is their judgment that the estimates are reasonable in the aggregate.

    We believe the geologic and engineering data examined provides reasonable assurance that the proved reserves are recoverable in future years from known reservoirs under existing economic and operating conditions. Estimates of proved reserves are subject to change, either positively or negatively, as additional information become available and contractual and economic conditions change.

    Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, that is, prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations or declines based upon future conditions. Proved developed reserves are the quantities of crude oil, natural gas liquids and natural gas expected to be recovered through existing investments in wells and field infrastructure under current operating conditions. Proved undeveloped reserves require additional investments in wells and related infrastructure in order to recover the production.

    During 2005, we filed estimates of our oil and gas reserves for the year 2004 with the Energy Information Administration of the U. S. Department of Energy on Form EIA-23. The data on Form EIA-23 was presented on a different basis, and included 100% of the oil and gas volumes from our operated properties only, regardless of our net interest. The difference between the oil reserves reported on Form EIA-23 and those reported in this report exceeds 5%.

                            Reserve Quantity Information
                                                         Consolidated Companies(a)
                                                         -------------------------
                                                 Crude Oil         NGLs       Nat. Gas
                                                   (MBbls)       (MBbls)     (MMcf)(d)
                                                 ---------     ---------    ---------
Proved developed and undeveloped reserves:
As of December 31, 2002....................         70,719        15,843       18,196
  Revisions of previous estimates(b).......          2,037        (1,404)     (14,538)
  Production...............................         (6,579)         (444)        (582)
  Purchases of reserves in place...........         50,431         2,268          217
                                                 ---------     ---------    ---------
As of December 31, 2003....................        116,608        16,263        3,293
  Revisions of previous estimates(b).......         19,030         5,350         (120)
  Production...............................        (11,907)       (1,368)      (1,583)
                                                 ---------     ---------    ---------
As of December 31, 2004....................        123,731        20,245        1,590
  Revisions of previous estimates..........          9,807        (4,278)       1,608
  Improved Recovery........................         21,715         4,847          242
  Production...............................        (13,815)       (1,920)      (1,335)
  Purchases of reserves in place...........            513            89           48
                                                 ---------     ---------    ---------
As of December 31, 2005....................        141,951        18,983        2,153
                                                 =========     =========    =========

Equity Investee(c)
As of December 31, 2002....................          5,454           362          370

Proved developed reserves:
As of December 31, 2002....................         15,918         3,211        5,149
As of December 31, 2003(b).................         64,879         8,160        2,551
As of December 31, 2004(b).................         71,307         8,873        1,357
As of December 31, 2005....................         78,755         9,918        1,650
----------

(a) Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.

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

    The standardized measure of discounted cash flows and summary of the changes in the standardized measure computation from year-to-year are prepared in accordance with SFAS No. 69. The assumptions that underly the computation of the standardized measure of discounted cash flows may be summarized as follows:

    * the standardized measure includes our estimate of proved crude oil, natural gas liquids and natural gas reserves and projected future production volumes based upon year-end economic conditions;

    * pricing is applied based upon year-end market prices adjusted for fixed or determinable contracts that are in existence at year-end;

    * future development and production costs are determined based upon actual cost at year-end;

    * the standardized measure includes projections of future abandonment costs based upon actual costs at year-end; and

    * a discount factor of 10% per year is applied annually to the future net cash flows.

    Our standardized measure of discounted future net cash flows from proved reserves were as follows (in thousands):

             Standardized Measure of Discounted Future Net Cash Flows From
                           Proved Oil and Gas Reserves
                                                         As of December 31,
                                               ----------------------------------------
Consolidated Companies(a)                            2005         2004           2003
                                               -----------    -----------   -----------
Future cash inflows from production.........   $ 9,150,576    $ 5,799,658   $ 4,149,369
Future production costs.....................    (2,756,535)    (1,935,597)   (1,347,822)
Future development costs(b).................      (869,034)      (502,172)     (540,900)
                                               -----------    -----------   -----------
  Undiscounted future net cash flows........     5,525,007      3,361,889     2,260,647
10% annual discount.........................    (2,450,002)    (1,316,923)     (852,832)
                                               -----------    -----------   -----------
  Standardized measure of discounted
    future net cash flows...................   $ 3,075,005    $ 2,044,966   $ 1,407,815
                                               ===========    ===========   ===========
----------

(a) Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.

(b)  Includes abandonment costs.

    The following table represents our estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

           Changes in the Standardized Measure of Discounted Future Net Cash Flows From
                                    Proved Oil and Gas Reserves

Consolidated Companies(a)                                    2005           2004          2003
                                                         -----------    -----------   -----------
Present value as of January 1.........................   $ 2,044,966    $ 1,407,815   $   514,112
  Changes during the year:
    Revenues less production and other costs(b).......      (250,070)      (186,265)      (84,954)
    Net changes in prices, production and other costs(b)     639,105        324,260       331,366
    Development costs incurred........................       281,728        293,671       265,849
    Net changes in future development costs...........      (492,307)      (270,114)     (309,843)
    Purchases of reserves in place....................         9,413              -       689,593
    Revisions of previous quantity estimates..........        51,063        396,946       (23,412)
    Improved Recovery.................................       587,537              -             -
    Accretion of discount.............................       204,412        136,939        51,183
    Timing differences and other......................          (842)       (58,286)      (26,079)
                                                         -----------    -----------   -----------
  Net change for the year.............................     1,030,039        637,151       893,703
                                                         -----------    -----------   -----------
Present value as of December 31.......................   $ 3,075,005    $ 2,044,966   $ 1,407,815
                                                         ===========    ===========   ===========
----------

(a) Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.

(b) Includes the effect of losses attributable to our hedging contracts of $374.3 million, $181.8 million and $52.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

                                      KINDER MORGAN ENERGY PARTNERS, L.P.
                                      (A Delaware Limited Partnership)

                                      By: KINDER MORGAN G.P., INC.,
                                      its General Partner

                                      By: KINDER MORGAN MANAGEMENT, LLC,
                                      its Delegate

                                      By:  /s/ KIMBERLY A. DANG
                                      ---------------------------------
                                      Kimberly A. Dang,
                                      Vice President and Chief Financial Officer

Date: March 14, 2006

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

        Signature                        Title                         Date
------------------------      ---------------------------------   --------------
/s/ KIMBERLY A. DANG          Vice President and Chief            March 14, 2006
---------------------         Financial
Kimberly A. Dang              Officer of Kinder Morgan
                              Management, LLC, Delegate of
                              Kinder Morgan G.P., Inc.
                              (principal financial officer and
                              principal accounting officer)

/s/ RICHARD D. KINDER         Chairman of the Board and Chief     March 14, 2006
---------------------         Executive Officer of Kinder
Richard D. Kinder             Morgan Management, LLC, Delegate
                              of Kinder Morgan G.P., Inc.
                              (principal executive officer)

/s/ EDWARD O. GAYLORD         Director of Kinder Morgan           March 14, 2006
---------------------         Management, LLC, Delegate of
Edward O. Gaylord             Kinder Morgan G.P., Inc.

/s/ GARY L. HULTQUIST         Director of Kinder Morgan           March 14, 2006
---------------------         Management, LLC, Delegate of
Gary L. Hultquist             Kinder Morgan G.P., Inc.

/s/ PERRY M. WAUGHTAL         Director of Kinder Morgan           March 14, 2006
---------------------         Management, LLC, Delegate of
Perry M. Waughtal             Kinder Morgan G.P., Inc.

/s/ C. PARK SHAPER            Director and President of           March 14, 2006
---------------------         Kinder Morgan Management, LLC,
C. Park Shaper                Delegate of Kinder Morgan G.P.,
                              Inc.