Form 10-Q
period 2006-06-30
KINDER MORGAN ENERGY PARTNERS L P
filed 2006-08-07
CIK 888228

F O R M 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to
                                                  -------    -------

                         Commission file number: 1-11234


                       KINDER MORGAN ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



            DELAWARE                                              76-0380342
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

  The Registrant had 157,019,676 common units outstanding as of July 31, 2006.

                       KINDER MORGAN ENERGY PARTNERS, L.P.
                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                           PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)..................................  3
           Consolidated Statements of Income - Three and Six Months
           Ended June 30, 2006 and 2005....................................  3
           Consolidated Balance Sheets - June 30, 2006 and December 31,
           2005............................................................  4
           2005 Consolidated Statements of Cash Flows - Six Months Ended
           June 30, 2006 and 2005..........................................  5
           Notes to Consolidated Financial Statements......................  6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................... 57
           Critical Accounting Policies and Estimates...................... 57
           Results of Operations........................................... 58
           Financial Condition............................................. 76
           Information Regarding Forward-Looking Statements................ 83

Item 3:  Quantitative and Qualitative Disclosures About Market Risk........ 85


Item 4:  Controls and Procedures........................................... 85




`                           PART II. OTHER INFORMATION

Item 1:  Legal Proceedings................................................. 86


Item 1A: Risk Factors...................................................... 86


Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds....... 86


Item 3:  Defaults Upon Senior Securities................................... 86


Item 4:  Submission of Matters to a Vote of Security Holders............... 86


Item 5:  Other Information................................................. 86


Item 6:  Exhibits.......................................................... 86


       Signature........................................................... 88

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Unit Amounts)
                                   (Unaudited)

                                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                                  ----------------------------     --------------------------
                                                                      2006            2005             2006           2005
                                                                  -----------      -----------     -----------    -----------
Revenues
  Natural gas sales.............................................. $ 1,470,970      $ 1,492,534     $ 3,162,362    $ 2,845,149
  Services.......................................................     512,158          455,602       1,021,660        899,027
  Product sales and other........................................     213,360          178,219         404,067        354,111
                                                                  -----------      -----------     -----------    -----------
                                                                    2,196,488        2,126,355       4,588,089      4,098,287
                                                                  -----------      -----------     -----------    -----------
Costs, Expenses and Other
  Gas purchases and other costs of sales.........................   1,461,403        1,487,574       3,138,634      2,825,344
  Operations and maintenance.....................................     193,154          153,595         366,536        292,135
  Fuel and power.................................................      53,054           45,438         103,977         87,378
  Depreciation, depletion and amortization.......................      97,229           88,261         189,950        173,288
  General and administrative.....................................      63,336           50,133         124,219        123,985
  Taxes, other than income taxes.................................      31,587           26,225          62,854         52,051
  Other expense (income).........................................     (15,114)              --         (15,114)            --
                                                                  -----------      -----------     -----------    -----------
                                                                    1,884,649        1,851,226       3,971,056      3,554,181
                                                                  -----------      -----------     -----------    -----------

Operating Income.................................................     311,839          275,129         617,033        544,106

Other Income (Expense)
  Earnings from equity investments...............................      18,450           22,838          43,171         48,910
  Amortization of excess cost of equity investments..............      (1,414)          (1,409)         (2,828)        (2,826)
  Interest, net..................................................     (82,102)         (65,312)       (157,808)      (124,039)
  Other, net.....................................................       6,065              649           7,840           (672)
Minority Interest................................................      (3,493)          (2,454)         (5,863)        (4,842)
                                                                  -----------      -----------     -----------    -----------

Income Before Income Taxes.......................................     249,345          229,441         501,545        460,637

Income Taxes.....................................................      (2,284)          (7,615)         (7,775)       (15,190)
                                                                  -----------      -----------     -----------    -----------

Net Income....................................................... $   247,061      $   221,826     $   493,770    $   445,447
                                                                  ===========      ===========     ===========    ===========

General Partner's interest in Net Income......................... $   130,156      $   117,253     $   259,684    $   228,980

Limited Partners' interest in Net Income.........................     116,905          104,573         234,086        216,467
                                                                  -----------      -----------     -----------    -----------

Net Income....................................................... $   247,061      $   221,826     $   493,770    $   445,447
                                                                  ===========      ===========     ===========    ===========

Basic and Diluted Limited Partners' Net Income per Unit.......... $      0.53      $      0.50     $      1.06    $      1.04
                                                                  ===========      ===========     ===========    ===========
Weighted average number of units used in computation of Limited
  Partners' Net Income per unit:
Basic............................................................     221,813          209,220         221,286        208,379
                                                                  ===========      ===========     ===========    ===========

Diluted..........................................................     222,150          209,465         221,618        208,529
                                                                  ===========      ===========     ===========    ===========

Per unit cash distribution declared.............................. $      0.81      $      0.78     $      1.62    $      1.54
                                                                  ===========      ===========     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                    June 30,   December 31,
                                                    --------   ------------
                                                      2006         2005
                                                      ----         ----
                        ASSETS
Current Assets
  Cash and cash equivalents.....................  $    32,756  $    12,108
  Restricted deposits...........................       38,508            -
  Accounts, notes and interest receivable, net
     Trade......................................      772,987    1,011,716
     Related parties............................        4,880        2,543
  Inventories
     Products...................................       25,365       18,820
     Materials and supplies.....................       13,722       13,292
  Gas imbalances
     Trade......................................       10,695       18,220
     Related parties............................        7,896            -
  Gas in underground storage....................       33,669        7,074
  Other current assets..........................      125,716      131,451
                                                  -----------  -----------
                                                    1,066,194    1,215,224
                                                  -----------  -----------
Property, Plant and Equipment, net..............    9,160,420    8,864,584
Investments.....................................      429,976      419,313
Notes receivable
  Trade.........................................        1,438        1,468
  Related parties...............................       90,854      109,006
Goodwill........................................      819,592      798,959
Other intangibles, net..........................      213,481      217,020
Deferred charges and other assets...............      179,760      297,888
                                                  -----------  -----------
Total Assets....................................  $11,961,715  $11,923,462
                                                  ===========  ===========

        LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
  Accounts payable
     Cash book overdrafts.......................  $    47,384  $    30,408
     Trade......................................      607,314      996,174
     Related parties............................        2,312       16,676
  Current portion of long-term debt.............    1,105,038            -
  Accrued interest..............................       79,554       74,886
  Accrued taxes.................................       54,208       23,536
  Deferred revenues.............................       12,951       10,523
  Gas imbalances
     Trade......................................        9,153       22,948
     Related parties............................            -        1,646
  Accrued other current liabilities.............      737,850      632,088
                                                  -----------  -----------
                                                    2,655,764    1,808,885
                                                  -----------  -----------
Long-Term Liabilities and Deferred Credits
  Long-term debt
     Outstanding................................    4,642,890    5,220,887
     Market value of interest rate swaps........      (48,010)      98,469
                                                  -----------  -----------
                                                    4,594,880    5,319,356
  Deferred revenues.............................       23,297        6,735
  Deferred income taxes.........................       70,277       70,343
  Asset retirement obligations..................       47,741       42,417
  Other long-term liabilities and
   deferred credits.............................    1,206,614    1,019,655
                                                  -----------  -----------
                                                    5,942,809    6,458,506
                                                  -----------  -----------
Commitments and Contingencies (Note 3)
Minority Interest...............................       39,846       42,331
                                                  -----------  -----------
Partners' Capital
  Common Units..................................    2,593,740    2,680,352
  Class B Units.................................      106,662      109,594
  i-Units.......................................    1,845,873    1,783,570
  General Partner...............................      122,026      119,898
  Accumulated other comprehensive loss..........   (1,345,005)  (1,079,674)
                                                  -----------  -----------
                                                    3,323,296    3,613,740
                                                  -----------  -----------
Total Liabilities and Partners' Capital.........  $11,961,715  $11,923,462
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
                                   (Unaudited)

                                                                                        Six Months Ended June 30,
                                                                                        --------------------------
                                                                                            2006           2005
                                                                                        -----------    -----------
Cash Flows From Operating Activities
  Net income..........................................................................  $   493,770    $   445,447
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, depletion and amortization...........................................     189,950        173,288
    Amortization of excess cost of equity investments..................................       2,828          2,826
    Earnings from equity investments...................................................     (43,171)       (48,910)
  Distributions from equity investments................................................      43,429         30,089
  Changes in components of working capital:
    Accounts receivable................................................................     251,070         11,455
    Other current assets...............................................................      (9,180)        (3,528)
    Inventories........................................................................      (3,947)        (2,180)
    Accounts payable...................................................................    (401,387)       (38,721)
    Accrued liabilities................................................................      (8,536)        14,233
    Accrued taxes......................................................................      30,939         22,356
  Other, net...........................................................................     (14,346)       (18,115)
                                                                                        -----------    -----------
Net Cash Provided by Operating Activities..............................................     531,419        588,240
                                                                                        -----------    -----------
Cash Flows From Investing Activities
  Acquisitions of assets...............................................................    (365,780)      (193,330)
  Additions to property, plant and equip. for expansion and maintenance projects.......    (561,240)      (341,609)
  Sale of property, plant and equipment, and other net assets net of removal costs.....      41,727          2,474
  Investments in margin deposits and other restricted deposits.........................     (38,508)       (32,420)
  Contributions to equity investments..................................................         (32)        (1,070)
  Natural gas stored underground and natural gas liquids line-fill.....................     (12,863)       (20,574)
  Other................................................................................      (3,401)          (295)
                                                                                        -----------    -----------
Net Cash Used in Investing Activities..................................................    (940,097)      (586,824)
                                                                                        -----------    -----------
Cash Flows From Financing Activities
  Issuance of debt.....................................................................   2,827,235      2,599,233
  Payment of debt......................................................................  (1,888,295)    (2,074,849)
  Repayments from loans to related party...............................................       1,097          1,048
  Debt issue costs.....................................................................      (1,475)        (4,994)
  Increase (Decrease) in cash book overdrafts..........................................      16,976        (28,625)
  Proceeds from issuance of common units...............................................         157          1,532
  Contributions from minority interest.................................................     106,264          1,510
  Distributions to partners:
    Common units.......................................................................    (253,059)      (222,099)
    Class B units......................................................................      (8,555)        (7,970)
    General Partner....................................................................    (257,555)      (220,286)
    Minority interest..................................................................    (111,906)        (5,785)
  Other, net...........................................................................      (1,658)        (2,370)
                                                                                        -----------    -----------
Net Cash Provided by (Used in) Financing Activities....................................     429,226         36,345
                                                                                        -----------    -----------

Effect of exchange rate changes on cash and cash equivalents...........................         100           (205)

Increase (Decrease) in Cash and Cash Equivalents.......................................      20,648         37,556
Cash and Cash Equivalents, beginning of period.........................................      12,108             --
                                                                                        -----------    -----------
Cash and Cash Equivalents, end of period............................................... $    32,756    $    37,556
                                                                                        ===========    ===========
Noncash Investing and Financing Activities:
  Contribution of net assets to partnership investments................................  $   17,003     $       --
  Assets acquired by the issuance of units.............................................          --         46,250
  Assets acquired by the assumption of liabilities.....................................       3,757         15,387

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

2.   Acquisitions, Joint Ventures and Divestitures

     Acquisitions and Joint Ventures

     During the first six months of 2006, we completed or made adjustments for the following acquisitions. Each of the acquisitions was accounted for under the purchase method and the assets acquired were recorded at their estimated fair market values as of the acquisition date. The preliminary allocation of assets (and any liabilities assumed) may be adjusted to reflect the final determined amounts during a period of time following the acquisition. The results of operations from these acquisitions are included in our consolidated financial statements from the acquisition date.

     General Stevedores, L.P.

     Effective July 31, 2005, we acquired all of the partnership interests in General Stevedores, L.P. for an aggregate consideration of approximately $8.9 million, consisting of $2.0 million in cash, $3.4 million in common units, and $3.5 million in assumed liabilities, including debt of $3.0 million. In August 2005, we paid the $3.0 million outstanding debt balance. General Stevedores, L.P. owns, operates and leases barge unloading facilities located along the Houston, Texas ship channel. Its operations primarily consist of receiving, storing and transferring semi-finished steel products, including coils, pipe and billets. The acquisition complemented and further expanded our existing Texas Gulf Coast terminal facilities, and its operations are included as part of our Terminals business segment. In the second quarter of 2006, we made our final purchase price adjustments and the final allocation of our purchase price to assets acquired and liabilities assumed. The adjustments included minor revisions to acquired working capital items, and, pursuant to an appraisal of acquired fixed asset and land values, a reclassification of $2.9 million from property, plant and equipment to goodwill.

     Our allocation of the purchase price to assets acquired and liabilities assumed was as follows (in thousands):

        Purchase price:
          Cash paid, including transaction costs............  $ 1,995
          Common units issued...............................    3,385
          Debt assumed......................................    3,009
          Liabilities assumed (excluding debt)..............      479
                                                              -------
          Total purchase price..............................  $ 8,868
                                                              =======
        Allocation of purchase price:
          Current assets....................................  $   601
          Property, plant and equipment.....................    5,197
          Goodwill .........................................    2,870
          Other intangibles, net ...........................      200
                                                              -------
                                                              $ 8,868
                                                              =======

     The $2.9 million of goodwill was assigned to our Terminals business segment and the entire amount is expected to be deductible for tax purposes.

     Entrega Gas Pipeline LLC

     Effective February 23, 2006, Rockies Express Pipeline LLC acquired Entrega Gas Pipeline LLC from EnCana Corporation for $244.6 million in cash. West2East Pipeline LLC is a limited liability company and is the sole owner of Rockies Express Pipeline LLC. We contributed 66 2/3% of the consideration for this purchase, which corresponded to our percentage ownership of West2East Pipeline LLC. At the time of acquisition, Sempra Energy held the remaining 33 1/3% ownership interest and contributed this same proportional amount of the total consideration.

     On the acquisition date, Entegra Gas Pipeline LLC owned the Entrega Pipeline, an interstate natural gas pipeline that will, when fully constructed, consist of two segments: (i) a 136-mile, 36-inch diameter pipeline that extends from the Meeker Hub in Rio Blanco County, Colorado to the Wamsutter Hub in Sweetwater County, Wyoming and (ii) a 191-mile, 42-inch diameter pipeline that extends from the Wamsutter Hub to the Cheyenne Hub in Weld County, Colorado, where it will ultimately connect with the Rockies Express Pipeline, an interstate natural gas pipeline that is currently being developed by Rockies Express Pipeline LLC. The acquired operations are included as part of our Natural Gas Pipelines business segment.

     In the first quarter of 2006, EnCana Corporation completed construction of the pipeline segment that extends from the Meeker Hub to the Wamsutter Hub, and interim service began on that portion of the pipeline. Under the terms of the purchase and sale agreement, Rockies Express Pipeline LLC will construct the segment that extends from the Wamsutter Hub to the Cheyenne Hub. Construction on this pipeline segment has begun, and it is anticipated that both pipeline segments will be placed into service by January 1, 2007.

     With regard to Rockies Express Pipeline LLC's acquisition of Entrega Gas Pipeline LLC, the allocation of the purchase price to assets acquired and liabilities assumed was as follows (in thousands):

        Purchase price:
          Cash paid, including transaction costs...........  $244,572
          Liabilities assumed..............................         -
                                                             --------
          Total purchase price.............................  $244,572
                                                             ========
        Allocation of purchase price:
          Current assets...................................  $      -
          Property, plant and equipment....................   244,572
          Deferred charges and other assets................         -
                                                             --------
                                                             $244,572
                                                             ========

     In April 2006, Rockies Express Pipeline LLC merged with and into Entrega Gas Pipeline LLC, and the surviving entity was renamed Rockies Express Pipeline LLC. Going forward, the entire pipeline system (including the lines currently being developed) will be known as the Rockies Express Pipeline. The combined 1,663-mile pipeline system will be one of the largest natural gas pipelines ever constructed in North America. The approximately $4.4 billion project will have the capability to transport 1.8 billion cubic feet per day of natural gas, and binding firm commitments have been secured for virtually all of the pipeline capacity.

     On June 30, 2006, ConocoPhillips exercised its option to acquire a 25% ownership interest in West2East Pipeline LLC (and its subsidiary Rockies Express Pipeline LLC), of which a 24% interest will be transferred immediately with an additional 1% interest being transferred once construction of the entire project is completed. Through our subsidiary Kinder Morgan W2E Pipeline LLC, we will continue to operate the project but will own 51% of the equity in the project (down from 66 2/3%). When construction of the entire project is completed, our ownership interest will be reduced to 50% at which time the capital accounts of West2East Pipeline LLC will be trued up to reflect our 50% economics in the project. In addition, effective June 30, 2006, Sempra's ownership interest in West2East Pipeline LLC decreased to 25% (down from 33 1/3%). We do not anticipate any additional changes in the ownership structure of the Rockies Express Pipeline project.

     West2East Pipeline LLC qualifies as a variable interest entity as defined by Financial Accounting Standards Board Interpretation No. 46 (Revised December
2003) (FIN 46R), "Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51," as the total equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders. As we will receive 50% of the economics of the project on an ongoing basis, we are no longer considered the primary beneficiary of this entity as defined by FIN 46R and thus, effective June 30, 2006, West2East Pipeline LLC was deconsolidated and will subsequently be accounted for under the equity method of accounting.

     Under the equity method, we will record the costs of our investment within the "Investments" line on our consolidated balance sheet and as changes in the net assets of West2East Pipeline LLC occur (for example, earnings and dividends), we will recognize our proportional share of that change in the "Investment" account. We will also record our proportional share of any accumulated other comprehensive income or loss within the "Accumulated other comprehensive loss" line on our consolidated balance sheet.

     As of June 30, 2006, we had no material net investment in West2East Pipeline LLC due to the fact that the amount of its assets, primarily property, plant and equipment, was largely offset by the amount of its liabilities, primarily debt. In addition, we have guaranteed our proportional share of its borrowings under a $2 billion credit facility entered into by Rockies Express Pipeline LLC. As of June 30, 2006, our contingent share of borrowings under this facility totaled $210.4 million (See Note 7). Summary financial information for West2East Pipeline LLC, which is accounted for under the equity method as of June 30, 2006, is as follows (in thousands; amounts represent 100% of investee information):

                                                          June 30,
                                                          --------
                Balance Sheet                               2006
                ----------------------------              --------
                Current assets..............              $    555
                Non-current assets..........               416,542
                Current liabilities.........                 4,952
                Non-current liabilities.....               412,108
                Accumulated other comprehensive income    $     37

     April 2006 Oil and Gas Properties

     On April 7, 2006, Kinder Morgan Production Company L.P. purchased various oil and gas properties from Journey Acquisition - I, L.P. and Journey 2000, L.P. for an aggregate consideration of approximately $62.3 million, consisting of $58.7 million in cash and $3.6 million in assumed liabilities. The acquisition was made effective March 1, 2006. The properties are primarily located in the Permian Basin area of West Texas and New Mexico, produce approximately 850 barrels of oil equivalent per day net, and include some fields with potential for enhanced oil recovery development near our current carbon dioxide operations. The acquired operations are included as part of our CO2 business segment.

     Following our acquisition, and continuing through the remainder of 2006, we will perform technical evaluations to confirm the carbon dioxide enhanced oil recovery potential and generate definitive plans to develop this potential, if proven to be economic. The purchase price plus the anticipated investment to both further develop carbon dioxide enhanced oil recovery and construct a new carbon dioxide supply pipeline on all of the acquired properties would be approximately $115 million. However, we divested certain acquired properties that are not considered candidates for carbon dioxide enhanced oil recovery, thus reducing our total investment. In the second quarter of 2006, we received proceeds of approximately $1.1 million from the sale of certain properties, and in the third quarter of 2006, we received approximately $27.0 million for additional property divestitures.

     As of June 30, 2006, our allocation of the purchase price to assets acquired and liabilities assumed was as follows (in thousands):

        Purchase price:
          Cash paid, including transaction costs.............   $58,676
          Current liabilities assumed........................        32
          Long-term liabilities assumed......................     3,548
                                                                -------
          Total purchase price...............................   $62,256
                                                                =======
        Allocation of purchase price:
          Current assets.....................................   $   202
          Property, plant and equipment......................    62,054
                                                                -------
                                                                $62,256
                                                                =======

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

     Our allocation of the purchase price to assets acquired and liabilities assumed was as follows (in thousands):

        Purchase price:
          Cash paid, including transaction costs.............   $61,614
          Current liabilities assumed........................       253
                                                                -------
          Total purchase price...............................   $61,867
                                                                =======
        Allocation of purchase price:
          Current assets.....................................   $   509
          Property, plant and equipment......................    43,595
          Goodwill ..........................................    17,763
                                                                -------
                                                                $61,867
                                                                =======

     The $17.8 million of goodwill was assigned to our Terminals business segment and the entire amount is expected to be deductible for tax purposes.

     Pro Forma Information

     The following summarized unaudited pro forma consolidated income statement information for the six months ended June 30, 2006 and 2005, assumes that all of the acquisitions we have made and joint ventures we have entered into since January 1, 2005, including the ones listed above, had occurred as of the beginning of the period presented. We have prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed these acquisitions and joint ventures as of January 1, 2005 or the results that will be attained in the future. Amounts presented below are in thousands, except for the per unit amounts:


                                                           Pro Forma
                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2006           2005
                                                  ----------    -----------
                                                          (Unaudited)
   Revenues.....................................  $ 4,600,261   $ 4,157,400
   Operating Income.............................      605,005       562,930
   Net Income...................................      494,133       455,638
   Basic Limited Partners' Net Income per
   unit.........................................         1.06          1.08
   Diluted Limited Partners' Net Income
   per unit.....................................  $      1.06   $      1.08

     Divestitures

     Effective April 1, 2006, we sold our Douglas natural gas gathering system and our Painter Unit fractionation facility to Momentum Energy Group, LLC for approximately $42.5 million in cash. Our investment in net assets, including all transaction related accruals, was approximately $24.5 million, most of which represented property, plant and equipment, and we recognized an approximately $18.0 million gain on the sale of these net assets. We used the proceeds from these asset sales to reduce the outstanding balance on our commercial paper borrowings.

     Our Douglas gathering system is comprised of approximately 1,500 miles of 4-inch to 16-inch diameter pipe that gathers approximately 26 million cubic feet per day of natural gas from 650 active receipt points. Gathered volumes are processed at our Douglas plant (which we retained), located in Douglas, Wyoming. As part of the transaction, we executed a long-term processing agreement with Momentum Energy Group, LLC which dedicates volumes from the Douglas gathering system to the Douglas processing plant. Our Painter Unit, located near Evanston, Wyoming, consisted of a natural gas processing plant and fractionator, a nitrogen rejection unit, a natural gas liquids terminal, and interconnecting pipelines with truck and rail loading facilities. Prior to the sale, we leased the plant to BP, which operates the fractionator and the associated Millis terminal and storage facilities for its own account.

     Additionally, with regard to the natural gas operating activities of our Douglas gathering system, we utilized certain derivative financial contracts to offset our exposure to fluctuating expected future cash flows caused by periodic changes in the price of natural gas and natural gas liquids. According to the provisions of current accounting principles, changes in the fair value of derivative contracts that are designated and effective as cash flow hedges of forecasted transactions are reported in other comprehensive income (not net income) and recognized directly in equity (included within accumulated other comprehensive income/(loss)). Amounts deferred in this way are reclassified to net income in the same period in which the forecast transactions are recognized in net income. However, if a hedged transaction is no longer expected to occur by the end of the originally specified time period, because, for example, the asset generating the hedged transaction is disposed of prior to the occurrence of the transaction, then the net cumulative gain or loss recognized in equity should be transferred to net income in the current period.

     Accordingly, upon the sale of our Douglas gathering system, we reclassified a net loss of $2.9 million on those derivative contracts that effectively hedged uncertain future cash flows associated with forecasted Douglas gathering transactions from "Accumulated other comprehensive loss" into net income. We included the net amount of the gain, $15.1 million, within the caption "Other expense (income)" in our accompanying consolidated statements of income for the three and six months ended June 30, 2006. For more information on our accounting for derivative contracts, see Note 10.


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

     With respect to the OR92-8 proceedings, the June 1, 2005 order ruled on several issues that had been remanded by the Court of Appeals in BP West Coast Products. With respect to the income tax allowance, the FERC held that its May 4, 2005 policy statement would apply in the OR92-8 and OR96-2 proceedings and that SFPP "should be afforded an income tax allowance on all of its partnership interests to the extent that the owners of those interests had an actual or potential tax liability during the periods at issue." It directed SFPP and opposing parties to file briefs regarding the state of the existing record on those questions and the need for further proceedings. Those filings are described below in the discussion of the OR96-2 proceedings. The FERC held that SFPP's allowable regulatory litigation costs in the OR92-8 proceedings should be allocated between the East Line and the West Line based on the volumes carried by those lines during the relevant period. In doing so, it reversed its prior decision to allocate those costs between the two lines on a 50-50 basis. The FERC affirmed its prior decision to exclude SFPP's pipeline reconditioning costs from the cost of service in the OR92-8 proceedings, but stated that SFPP will have an opportunity to justify much of those reconditioning expenses in the OR96-2 proceedings. The FERC deferred further proceedings on the non-grandfathered West Line turbine fuel rate until completion of its review of the initial decision in phase two of the OR96-2 proceedings. The FERC held that SFPP's contract charge for use of the Watson Station gathering enhancement facilities was not grandfathered and required further proceedings before an administrative law judge to determine the reasonableness of that charge. Those proceedings are discussed further below.

     Petitions for review of the June 1, 2005 order by the United States Court of Appeals for the District of Columbia Circuit have been filed by SFPP, Navajo, Western Refining, BP West Coast Products, ExxonMobil, Chevron, ConocoPhillips, Ultramar and Valero. SFPP has moved to intervene in the review proceedings brought by the other parties. A briefing schedule was set by the Court, with initial briefs filed May 30, 2006, and final briefs to be filed October 11, 2006.

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

     Watson Station proceedings. The FERC's June 1, 2005 Order on Remand and Rehearing initiated a separate proceeding regarding the reasonableness of the Watson Station charge. All Watson-related issues in Docket No. OR92-8, Docket No. OR96-2 and other dockets were also consolidated in that proceeding. After discovery and the filing of prepared direct testimony, the procedural schedule was suspended while the parties pursued settlement negotiations.

     On May 17, 2006, the parties entered into a settlement agreement and filed an offer of settlement with the FERC. Under the settlement, SFPP agreed to lower its going-forward rate to $0.003 per barrel and to include certain volumetric pumping rates in its tariff. SFPP also agreed to pay refunds to all shippers for the period since April 1, 1999 until the new tariff takes effect. Those refunds are based upon the difference between the Watson Station charge as filed in SFPP's prior tariffs and the reduced charges set forth in the agreement. Total refunds for the period between April 1, 1999 and May 31, 2006 are approximately $18.6 million, and according to the provisions of the settlement agreement, in June 2006, SFPP made aggregate payments of approximately $13.5 million into an escrow account pending final approval by the FERC. We included this amount within "Restricted deposits" on our consolidated balance sheet as of June 30, 2006,

     Additional refunds will be required for the period between June 1, 2006 and the date on which the new tariff takes effect. For the period prior to April 1, 1999, the parties agreed to reserve for briefing issues related to whether shippers are entitled to reparations. To the extent any reparations are owed, the parties agreed on how reparations would be calculated. No adverse comments regarding the settlement were received, and on June 21, 2006, the administrative law judge certified the settlement to the FERC. On August 2, 2006, the FERC approved the settlement without modification and directed that it be implemented.

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

     On March 26, 2004, the FERC issued an order on the phase one initial decision. The FERC's phase one order reversed the initial decision by finding that SFPP's rates for its North and Oregon Lines should remain "grandfathered" and amended the initial decision by finding that SFPP's West Line rates (i) to Yuma, Tucson and CalNev, as of 1995, and (ii) to Phoenix, as of 1997, should no longer be "grandfathered" and are not just and reasonable. The FERC upheld these findings in its June 1, 2005 order, although it appears to have found substantially changed circumstances as to SFPP's West Line rates on a somewhat different basis than in the phase one order. The FERC's phase one order did not address prospective West Line rates and whether reparations were necessary. As discussed below, those issues have been addressed in the FERC's December 16, 2005 order on phase two issues. The FERC's phase one order also did not address the "grandfathered" status of the Watson Station fee, noting that it would address that issue once it was ruled on by the Court of Appeals in its review of the FERC's Opinion No. 435 orders; as noted above, the FERC held in its June 1, 2005 order that the Watson Station fee is not grandfathered. Several of the participants in the proceeding requested rehearing of the FERC's phase one order. The FERC denied those requests in its June 1, 2005 order. In addition, several participants, including SFPP, filed petitions with the United States Court of Appeals for the District of Columbia Circuit for review of the FERC's phase one order. On August 13, 2004, the FERC filed a motion to dismiss the pending petitions for review of the phase one order, which Petitioners, including SFPP, answered on August 30, 2004. On December 20, 2004, the Court of Appeals referred the FERC's motion to the merits panel and directed the parties to address the issues in that motion on brief, thus effectively dismissing the FERC's motion. In the same order, the Court of Appeals granted a motion to hold the petitions for review of the FERC's phase one order in abeyance and directed the parties to file motions to govern future proceeding 30 days after FERC disposition of the pending rehearing requests. In August 2005, the FERC and SFPP jointly moved that the Court of Appeals hold the petitions for review of the March 26, 2004 and June 1, 2005 orders in abeyance due to the pendency of further action before the FERC on income tax allowance issues. In December 2005, the Court of Appeals denied this motion and placed the petitions seeking review of the two orders on the active docket. A briefing schedule has been set by the Court, with initial briefs filed May 30, 2006, and final briefs due October 11, 2006.

     On July 24, 2006, the FERC filed with the Court a motion for voluntary partial remand, requesting that the portion of the March 26, 2004 and June 1, 2005 orders in which the FERC removed grandfathering protection from SFPP's West Line rates and affirmed such protection for the North Line and Oregon Line rates be returned to the FERC for reconsideration in light of arguments presented by SFPP and other parties in their initial briefs. It is not possible to predict whether this motion will be granted and how the FERC's reconsideration may alter its prior determination regarding the grandfathered status of SFPP's rates. In response to the FERC's remand motion, SFPP filed on August 1, 2006 to reinstate its West Line rates at the previous, grandfathered level effective August 2, 2006, and asked for FERC approval of such reinstatement on the ground that, pending the FERC's reconsideration of its grandfathering rulings, the prior grandfathered rate level is the lawful rate.

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

     In the June 1, 2005 order, the FERC directed SFPP to file a brief addressing whether the records developed in the OR92-8 and OR96-2 cases were sufficient to determine SFPP's entitlement to include an income tax allowance in its rates under the FERC's new policy statement. On June 16, 2005, SFPP filed its brief reviewing the pertinent records in the pending cases and applicable law and demonstrating its entitlement to a full income tax allowance in its interstate rates. SFPP's opponents in the two cases filed reply briefs contesting SFPP's presentation. It is not possible to predict with certainty the ultimate resolution of this issue, particularly given that the FERC's policy statement and its decision in these cases have been appealed to the federal courts.

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

     We estimated, as of December 31, 2003, that shippers' claims for reparations totaled approximately $154 million and that prospective rate reductions would have an aggregate average annual impact of approximately $45 million, with the reparations amount and interest increasing as the timing for implementation of rate reductions and the payment of reparations has extended (estimated at a quarterly increase of approximately $9 million). In accordance with the December 16, 2005 order, rate reductions were implemented on May 1, 2006. We now assume that reparations and accrued interest thereon will be paid no earlier than the first quarter of 2007; however, the timing, and nature, of any rate reductions and reparations that may be ordered will likely be affected by the final disposition of the application of the FERC's new policy statement on income tax allowances to our Pacific operations in the FERC Docket Nos. OR92-8 and OR96-2 proceedings. In 2005, we recorded an accrual of $105.0 million for an expense attributable to an increase in our reserves related to our rate case liability. We had previously estimated the combined annual impact of the rate reductions and the payment of reparations sought by shippers would be approximately 15 cents of distributable cash flow per unit. Based on our review of the FERC's December 16, 2005 order and the FERC's February 13, 2006 order on rehearing, and subject to the ultimate resolution of these issues in our compliance filings and subsequent judicial appeals, we now expect the total annual impact will be less than 15 cents per unit. The actual, partial year impact on 2006 distributable cash flow is expected to be approximately $20 million. In light of the FERC's recent motion for voluntary remand of its grandfathering orders and SFPP's August 1, 2006 filing to reinstate rates previously lowered as a result of those orders, the expected impact will be less than $20 million in 2006 if the reinstatement of the previous rates is upheld.

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

     Consolidated Complaints. On February 13, 2006, the FERC consolidated the complaints in Docket Nos. OR03-5, OR05-4, and OR05-5 and set for hearing the portions of those complaints attacking SFPP's North Line and Oregon Line rates, which rates remain grandfathered under the Energy Policy Act of 1992. A procedural schedule, leading to hearing in early 2007, has been established in that consolidated proceeding. The FERC also indicated in its order that it would address the remaining portions of these complaints in the context of its disposition of SFPP's compliance filings in the OR92-8/OR96-2 proceedings.

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

     East Line rate case, IS06-283 proceeding. In April 2006, SFPP filed to increase its East Line interstate rates to reflect increased costs, principally due to the installation of replacement pipe between El Paso, Texas and Tucson, Arizona, significantly increasing the East Line's capacity. Under FERC regulations, SFPP was required to demonstrate that there was a substantial divergence between the revenues generated by its existing East Line rates and its increased costs. SFPP's rate increase was protested by various shippers and accepted subject to refund by the FERC. FERC established an investigation and hearing before an administrative law judge. A procedural schedule has been established, with a hearing scheduled for February 2007.

     Calnev Pipe Line LLC

     On May 22, 2006, Calnev Pipe Line LLC filed to increase its interstate rates pursuant to the FERC's indexing methodology applicable to oil pipelines. The filing was docketed in IS06-296. Calnev's filing was protested by ExxonMobil, claiming that Calnev was not entitled to an indexing increase in its rates based on its cost of service. Calnev answered the protest. On June 29, 2006, the FERC accepted and suspended the filing, subject to refund, permitting the increased rates to go into effect on July 1, 2006. The FERC found that Calnev's indexed rates exceeded its change in costs to a degree that warranted establishing an investigation and hearing. However, the FERC initially directed the parties to attempt to reach a settlement of the dispute before a FERC settlement judge. The settlement process is proceeding.

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

     The rehearing complaint was heard by the CPUC in October 2000, and the April 2000 complaint and SFPP's market-based application were heard by the CPUC in February 2001. All three matters stand submitted as of April 13, 2001, and resolution of these submitted matters may occur at any time.

     In October, 2002, the CPUC issued a resolution, referred to in this report as the Power Surcharge Resolution, approving a 2001 request by SFPP to raise its California rates to reflect increased power costs. The resolution approving the requested rate increase also required SFPP to submit cost data for 2001, 2002, and 2003, and to assist the CPUC in determining whether SFPP's overall rates for California intrastate transportation services are reasonable. The resolution reserves the right to require refunds, from the date of issuance of the resolution, to the extent the CPUC's analysis of cost data to be submitted by SFPP demonstrates that SFPP's California jurisdictional rates are unreasonable in any fashion. On February 21, 2003, SFPP submitted the cost data required by the CPUC, which submittal was protested by Valero Marketing and Supply Company, Ultramar Inc., BP West Coast Products LLC, Exxon Mobil Oil Corporation and Chevron Products Company. Issues raised by the protest, including the reasonableness of SFPP's existing intrastate transportation rates, were the subject of evidentiary hearings conducted in December 2003 and may be resolved by the CPUC at any time.

     With regard to the CPUC complaints and the Power Surcharge Resolution, we currently believe the complainants/protestants seek approximately $31 million in prospective annual tariff reductions. Based upon CPUC practice and procedure which precludes refunds or reparations in complaints in which the complainants challenge the reasonableness of rates previously found reasonable by the CPUC (as is the case with the two pending complaints contesting the reasonableness of SFPP's rates) except for matters which have been expressly reserved by the CPUC for further consideration (as is the case with respect to the reasonableness of the rate charged for use of the Watson Station gathering enhancement facilities), we currently believe that complainants/protestants are seeking approximately $15 million in refunds/reparations. There is no way to quantify the potential extent to which the CPUC could determine that SFPP's existing California rates are unreasonable.

     SFPP also has various, pending ratemaking matters before the CPUC that are unrelated to the above-referenced complaints and the Power Surcharge Resolution. On November 22, 2004, SFPP filed an application with the CPUC requesting a $9 million annual increase in existing intrastate rates to reflect the in-service date of SFPP's replacement and expansion of its Concord-to-Sacramento pipeline. The requested rate increase, which automatically became effective as of December 22, 2004 pursuant to California Public Utilities Code Section 455.3, is being collected subject to refund, pending resolution of protests to the application by Valero Marketing and Supply Company, Ultramar Inc., BP West Coast Products LLC, Exxon Mobil Oil Corporation and ChevronTexaco Products Company. Because no schedule has been established by the CPUC for addressing the issues raised by the contested rate increase application nor does any record exist upon which the CPUC could base a decision, SFPP has no basis for estimating either the prospective rate reductions or the potential refunds at issue or for establishing a date by which the CPUC is likely to render a decision regarding the application.

     On January 26, 2006, SFPP filed a request for a rate increase of approximately $5.4 million annually with the CPUC, to be effective as of March 2, 2006. Protests to SFPP's rate increase application have been filed by Tesoro Refining and Marketing Company, BP West Coast Products LLC, ExxonMobil Oil Corporation, Southwest Airlines Company, Valero Marketing and Supply Company, Ultramar Inc. and Chevron Products Company, asserting that the requested rate increase is unreasonable. Because no schedule has been established by the CPUC for addressing the issues raised by the contested rate increase application nor does any record exist upon which the CPUC could base a decision, SFPP has no basis for estimating either the prospective rate reductions or the potential refunds at issue or for establishing a date by which the CPUC is likely to render a decision regarding the application.

     With regard to the Power Surcharge Resolution, the November, 2004 rate increase application, and the January, 2006 rate increase application, SFPP believes the submission of the required, representative cost data required by the CPUC indicates that SFPP's existing rates for California intrastate services remain reasonable and that no rate reductions or refunds are justified.

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

     On May 13, 2004, William Armor, one of the former plaintiffs in the Shores matter whose claims were dismissed by the Court of Appeals for improper venue, filed a new case alleging the same claims for underpayment of royalties against the same defendants previously sued in the Shores case, including Kinder Morgan CO2 Company, L.P. and Kinder Morgan Energy Partners, L.P. Armor v. Shell Oil Company, et al, No. 04-03559 (14th Judicial District Court, Dallas County, Texas filed May 13, 2004). Defendants filed their answers and special exceptions on June 4, 2004. The case was previously set for trial on June 12, 2006, but the Court granted an uncontested motion filed by the Plaintiffs to continue the trial date. No trial date is currently set.

     On May 20, 2005, Josephine Orr Reddy and Eastwood Capital, Ltd., two of the former plaintiffs in the Bank of Denton matter, filed a new case in Dallas state district court alleging the same claims for underpayment of royalties. Reddy and Eastwood Capital, Ltd. v. Shell Oil Company, et al., No. 05-5021 (193rd Judicial District Court, Dallas County, Texas filed May 20, 2005). The defendants include Kinder Morgan CO2 Company, L.P. and Kinder Morgan Energy Partners, L.P. On June 23, 2005, the plaintiff in the Armor lawsuit filed a motion to transfer and consolidate the Reddy lawsuit with the Armor lawsuit. On June 28, 2005, the court in the Armor lawsuit granted the motion to transfer and consolidate and ordered that the Reddy lawsuit be transferred and consolidated into the Armor lawsuit. The defendants filed their answer and special exceptions on August 10, 2005. The consolidated Armor/Reddy trial was previously set for trial on June 12, 2006, but the Court granted an uncontested motion filed by the Plaintiffs to continue the trial date. No trial date is currently set.

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

     On March 1, 2004, Bridwell Oil Company, one of the named defendants/ realigned plaintiffs in the Bailey actions, filed a new matter in which it asserts claims which are virtually identical to the counter-claims it asserts against Shell CO2 Company, Ltd. in the Bailey lawsuit. Bridwell Oil Co. v. Shell Oil Co. et al, No. 160,199-B (78th Judicial District Court, Wichita County, Texas filed March 1, 2004). The defendants in this action include Kinder Morgan CO2 Company, L.P., Kinder Morgan Energy Partners, L.P., various Shell entities, ExxonMobil entities, and Cortez Pipeline Company. On June 25, 2004, defendants filed answers, special exceptions, pleas in abatement, and motions to transfer venue back to the Harris County District Court. On January 31, 2005, the Wichita County judge abated the case pending resolution of the Bailey State Court Action. The case remains abated.

     On April 7, 2006, Harry Ptasynski, one of the plaintiffs in the Colorado federal action filed by Bailey under the False Claims Act (which was transferred to the Bailey Houston Federal Court Action as described above), filed suit against Kinder Morgan G.P., Inc. in Colorado federal district court. Harry Ptasynski v. Kinder Morgan G.P., Inc., No. 06-CV-00651 (LTB) (U.S. District Court for the District of Colorado). Ptasynski, who holds an overriding royalty interest at McElmo Dome, asserted claims for civil conspiracy, violation of the Colorado Organized Crime Control Act, violation of Colorado antitrust laws, violation of the Colorado Unfair Practices Act, breach of fiduciary duty and confidential relationship, violation of the Colorado Payment of Proceeds Act, fraudulent concealment, breach of contract and implied duties to market and good faith and fair dealing, and civil theft and conversion. Ptasynski sought actual damages, treble damages, forfeiture, disgorgement, and declaratory and injunctive relief. The Colorado court transferred the case to Houston federal district court, and Ptasynski subsequently sought to non-suit the case. The Houston federal district court has granted Ptasynski's request to non-suit.

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

     Cortez Pipeline Company and Kinder Morgan CO2 Company, L.P., successor in interest to Shell CO2 Company, Ltd., are among the named defendants in CO2 Committee, Inc. v. Shell Oil Co., et al., an arbitration initiated on November 28, 2005. The arbitration arises from a dispute over a class action settlement agreement which became final on July 7, 2003 and disposed of five lawsuits formerly pending in the U.S. District Court, District of Colorado. The plaintiffs in such lawsuits primarily included overriding royalty interest owners, royalty interest owners, and small share working interest owners who alleged underpayment of royalties and other payments on carbon dioxide produced from the McElmo Dome Unit in southwest Colorado. The settlement imposed certain future obligations on the defendants in the underlying litigation. The plaintiff in the current arbitration is an entity that was formed as part of the settlement for the purpose of monitoring compliance with the obligations imposed by the settlement agreement. The plaintiff alleges that, in calculating royalty and other payments, defendants used a transportation expense in excess of what is allowed by the settlement agreement, thereby causing alleged underpayments of approximately $12 million. The plaintiff also alleges that Cortez Pipeline Company should have used certain funds to further reduce its debt, which, in turn, would have allegedly increased the value of royalty and other payments by approximately $0.5 million. Defendants deny that there was any breach of the settlement agreement. The arbitration panel issued various preliminary evidentiary rulings. The arbitration hearing took place in Albuquerque, New Mexico on June 26-30, 2006. The arbitration panel is expected to issue its decision in August, 2006.

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

     In April 2006, we paid UPRR $15.3 million in satisfaction of our rental obligations through December 31, 2003. However, we do not believe that the assessment of interest awarded Southern Pacific Transportation Company on rental amounts owing as of May 7, 1997 was proper, and we are seeking appellate review of the interest award. In July 2006, the Court of Appeals disallowed the award of interest.

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

     SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right of way and the safety standards that govern relocations. SFPP believes that it must pay for relocation of the pipeline only when so required by the railroad's common carrier operations, and in doing so, it need only comply with standards set forth in the federal Pipeline Safety Act in conducting relocations. In July 2006, a trial before a judge regarding the circumstances under which we must pay for relocations concluded, and a decision from the judge is expected in the third quarter of 2006. In addition, UPRR contends that it has complete discretion to cause the pipeline to be relocated at SFPP's expense at any time and for any reason, and that SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way standards. Each party is seeking declaratory relief with respect to its positions regarding relocations.

     It is difficult to quantify the effects of the outcome of these cases on SFPP because SFPP does not know UPRR's plans for projects or other activities that would cause pipeline relocations. Even if SFPP is successful in advancing its positions, significant relocations for which SFPP must nonetheless bear the expense (i.e. for railroad purposes, with the standards in the federal Pipeline Safety Act applying) would have an adverse effect on our financial position and results of operations. These effects would be even greater in the event SFPP is unsuccessful in one or more of these litigations.

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

     The complaint alleges that CenterPoint Energy, Inc., by and through its affiliates, has artificially inflated the price charged to residential consumers for natural gas that it allegedly purchased from the non-CenterPoint defendants, including the above-listed Kinder Morgan entities. The complaint further alleges that in exchange for CenterPoint's purchase of such natural gas at above market prices, the non-CenterPoint defendants, including the above-listed Kinder Morgan entities, sell natural gas to CenterPoint's non-regulated affiliates at prices substantially below market, which in turn sells such natural gas to commercial and industrial consumers and gas marketers at market price. The complaint purports to assert claims for fraud, unlawful enrichment and civil conspiracy against all of the defendants, and seeks relief in the form of actual, exemplary and punitive damages, interest, and attorneys' fees. The parties have recently concluded jurisdictional discovery and various defendants have filed motions arguing that the Arkansas courts lack personal jurisdiction over them. The Court has not yet ruled on these motions. Based on the information available to date and our preliminary investigation, the Kinder Morgan Defendants believe that the claims against them are without merit and intend to defend against them vigorously.

     Cannon Interests-Houston v. Kinder Morgan Texas Pipeline, L.P., No. 2005-36174 (333rd Judicial District, Harris County, Texas).

     On June 6, 2005, after unsuccessful mediation, Cannon Interests sued Kinder Morgan Texas Pipeline, L.P., referred to in this report as KMTP, and alleged breach of contract for the purchase of natural gas storage capacity and for failure to pay under a profit-sharing arrangement. KMTP counterclaimed that Cannon Interests failed to provide it with five billion cubic feet of winter storage capacity in breach of the contract. The plaintiff was claiming approximately $13 million in damages. In May 2006, the parties entered into a confidential settlement that resolved all claims in this matter. The case has been dismissed.

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

     We have conducted an internal investigation of the allegations and discovered no evidence of wrongdoing or improper activities at these two terminals. Furthermore, we have contacted customers of these terminals during the applicable time period and have offered to share information with them regarding our excess coal sales. Over the five year period from 1997 to 2001, we moved almost 75 million tons of coal through these terminals, of which less than
1.4 million tons were sold for our own account (including both excess coal and coal purchased on the open market). We have not added to our inventory of excess coal since 1999 and we have not sold coal for our own account since 2001, except for minor amounts of scrap coal. In September 2005 and subsequent thereto, we responded to a subpoena in this matter by producing a large volume of documents, which, we understand, are being reviewed by the FBI and auditors from the Tennessee Valley Authority, which is a customer of the Cora and Grand Rivers terminals. We are cooperating fully with federal law enforcement authorities in this investigation, and expect several of our officers and employees to be interviewed formally by federal authorities. We do not expect that the resolution of the investigation will have a material adverse impact on our business, financial position, results of operations or cash flows.

     Queen City Railcar Litigation

     Claims asserted by residents and businesses. On August 28, 2005, a railcar containing the chemical styrene began leaking styrene gas in Cincinnati, Ohio while en route to our Queen City Terminal. The railcar was sent by the Westlake Chemical Corporation from Louisiana, transported by Indiana & Ohio Railway, and consigned to Westlake at its dedicated storage tank at Queen City Terminals, Inc., a subsidiary of Kinder Morgan Bulk Terminals, Inc. The railcar leak resulted in the evacuation of many residents and the alleged temporary closure of several businesses in the Cincinnati area. Within three weeks of the incident, seven separate class action complaints were filed in the Hamilton County Court of Common Pleas, including case numbers: A0507115, A0507120, A0507121, A0507149, A0507322, A0507332, and A0507913. In addition, a complaint was filed by the city of Cincinnati, described further below.

     On September 28, 2005, the court consolidated the complaints under consolidated case number A0507913. Concurrently, thirteen designated class representatives filed a Master Class Action Complaint against Westlake Chemical Corporation, Indiana and Ohio Railway Corporation, Queen City Terminals, Inc., Kinder Morgan Liquids Terminals, LLC, Kinder Morgan GP, Inc. and Kinder Morgan Energy Partners, L.P. (collectively, referred to in this report as the defendants), in the Hamilton County Court of Common Pleas, case number A0507105. The complaint alleges negligence, absolute nuisance, nuisance, trespass, negligence per se, and strict liability against all defendants stemming from the styrene leak. The complaint seeks compensatory damages in excess of $25,000, punitive damages, pre and post-judgment interest, and attorney fees. The claims against the Indiana and Ohio Railway and Westlake are based generally on an alleged failure to deliver the railcar in a timely manner which allegedly caused the styrene to become unstable and leak from the railcar. The plaintiffs allege that we had a legal duty to monitor the movement of the railcar en route to our terminal and guarantee its timely arrival in a safe and stable condition.

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

     In June, 2006, the parties reached an agreement to partially settle the class action suit. On June 29, 2006, the plaintiffs filed an unopposed motion for conditional certification of a settlement class. The settlement provides for a fund of $2.0 million to distribute to residents within the evacuation zone ("Zone 1") and residents immediately adjacent to the evacuation zone ("Zone 2"). Persons in Zones 1 and 2 reside within approximately one mile from the site of the incident. The court preliminarily approved the partial class action settlement on July 7, 2006. Kinder Morgan agreed to participate in and fund a minor percentage of the settlement. A fairness hearing will occur on August 18, 2006 for the purpose of establishing final approval of the partial settlement. In the event the settlement is finally approved on August 18, 2006, certain claims by other residents and businesses shall remain pending. Specifically, the settlement does not apply to purported class action claims by residents in outlying geographic zones more than one mile from the site of the incident. Defendants deny liability to such other residents in outlying geographic zones and intend to vigorously defend such claims. In addition, the non-Kinder Morgan defendants have agreed to settle remaining claims asserted by businesses and will obtain a release of such claims favoring all defendants, including Kinder Morgan and its affiliates, subject to the retention by all defendants of their claims against each other for contribution and indemnity. Kinder Morgan expects that a claim will be asserted by other defendants against Kinder Morgan seeking contribution or indemnity for any settlements funded exclusively by other defendants, and Kinder Morgan expects to vigorously defend against any such claims.

     Claims asserted by the city of Cincinnati. On September 6, 2005, the city of Cincinnati, the plaintiff, filed a complaint on behalf of itself and in parens patriae against Westlake, Indiana and Ohio Railway, Kinder Morgan Liquids Terminals, LLC, Queen City Terminals, Inc. and Kinder Morgan GP, Inc. in the Court of Common Pleas, Hamilton County, Ohio, case number A0507323. Plaintiff's complaint arose out of the same railcar incident reported immediately above. The plaintiff's complaint alleges public nuisance, negligence, strict liability, and trespass. The complaint seeks compensatory damages in excess of $25,000, punitive damages, pre and post-judgment interest, and attorney fees. On September 28, 2005, Kinder Morgan filed a motion to dismiss the parens patriae claim. On December 15, 2005, Kinder Morgan filed a motion for summary judgment. The city will respond to the pending motions no later than August 18, 2006. Oral argument will be heard on October 20, 2006. The parties agreed to stay discovery until after October 20, 2006, if necessary. No trial date has been established.

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

     Also on June 20, 2003, the plaintiffs in the previously filed Galaz matters (now dismissed) filed yet another complaint for class action in the United States District Court for the District of Nevada (the "Galaz III" matter) asserting the same claims in United States District Court for the District of Nevada on behalf of the same purported class against virtually the same defendants, including us. The Kinder Morgan defendants filed a motion to dismiss the Galaz III matter on August 15, 2003. On October 3, 2003, the plaintiffs filed a motion for withdrawal of class action, which voluntarily drops the class action allegations from the matter and seeks to have the case proceed on behalf of the Galaz family only. On December 5, 2003, the District Court granted the Kinder Morgan defendants' motion to dismiss, but granted plaintiff leave to file a second amended complaint. Plaintiff filed a second amended complaint on December 13, 2003, and a third amended complaint on January 5, 2004. The Kinder Morgan defendants filed a motion to dismiss the third amended complaint on January 13, 2004. The motion to dismiss was granted with prejudice on April 30, 2004. On May 7, 2004, plaintiff filed a notice of appeal in the United States Court of Appeals for the 9th Circuit. On March 31, 2006, the 9th Circuit affirmed the District Court's dismissal of the case. On April 27, 2006, plaintiff filed a motion for an en banc review of this decision by the full 9th Circuit Court of Appeals. This motion was denied by the 9th Circuit Court of Appeals on May 25, 2006.

     Richard Jernee, et al v. Kinder Morgan Energy Partners, et al, No. CV03-03482 (Second Judicial District Court, State of Nevada, County of Washoe) ("Jernee").

     On May 30, 2003, a separate group of plaintiffs, individually and on behalf of Adam Jernee, filed a civil action in the Nevada State trial court against us and several Kinder Morgan related entities and individuals and additional unrelated defendants. Plaintiffs in the Jernee matter claim that defendants negligently and intentionally failed to inspect, repair and replace unidentified segments of their pipeline and facilities, allowing "harmful substances and emissions and gases" to damage "the environment and health of human beings." Plaintiffs claim that "Adam Jernee's death was caused by leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins." Plaintiffs purport to assert claims for wrongful death, premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability (ultra hazardous acts), and aiding and abetting, and seek unspecified special, general and punitive damages. The Jernee case has been consolidated for pretrial purposes with the Sands case (see below). Plaintiffs have filed a third amended complaint and all defendants filed motions to dismiss all causes of action excluding plaintiffs' cause of action for negligence. Defendants also filed motions to strike portions of the complaint. By order dated May 5, 2006, the Court granted defendants' motions to dismiss as to the counts purporting to assert claims for fraud, but denied defendants' motions to dismiss as to the remaining counts, as well as defendants' motions to strike. The parties are in the process of scheduling a case management conference and anticipate that discovery will begin in the near term.

     Floyd Sands, et al v. Kinder Morgan Energy Partners, et al, No. CV03-05326 (Second Judicial District Court, State of Nevada, County of Washoe) ("Sands").

     On August 28, 2003, a separate group of plaintiffs, represented by the counsel for the plaintiffs in the Jernee matter, individually and on behalf of Stephanie Suzanne Sands, filed a civil action in the Nevada State trial court against us and several Kinder Morgan related entities and individuals and additional unrelated defendants. The Kinder Morgan defendants were served with the complaint on January 10, 2004. Plaintiffs in the Sands matter claim that defendants negligently and intentionally failed to inspect, repair and replace unidentified segments of their pipeline and facilities, allowing "harmful substances and emissions and gases" to damage "the environment and health of human beings." Plaintiffs claim that Stephanie Suzanne Sands' death was caused by leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins. Plaintiffs purport to assert claims for wrongful death, premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability (ultra hazardous acts), and aiding and abetting, and seek unspecified special, general and punitive damages. The Sands case has been consolidated for pretrial purposes with the Jernee case (see above). Plaintiffs have filed a third amended complaint and all defendants filed motions to dismiss all causes of action excluding plaintiffs' cause of action for negligence. Defendants also filed motions to strike portions of the complaint. By order dated May 5, 2006, the Court granted defendants' motions to dismiss as to the counts purporting to assert claims for fraud, but denied defendants' motions to dismiss as to the remaining counts, as well as defendants' motions to strike. The parties are in the process of scheduling a case management conference and anticipate that discovery will begin in the near term.

     Pipeline Integrity and Releases

     Meritage Homes Corp., Monterey Homes Construction, Inc., and Monterey Homes Arizona, Inc. v. Kinder Morgan Energy Partners, L.P. and SFPP Limited Partnership, No. CIV 05 021 TUCCKJ, United States District Court, Arizona.

     On January 28, 2005, Meritage Homes Corp. and its above-named affiliates filed a complaint in the above-entitled action against Kinder Morgan Energy Partners, L.P. and SFPP, L.P. The plaintiffs are homebuilders who constructed a subdivision known as Silver Creek II located in Tucson, Arizona. Plaintiffs allege that, as a result of a July 30, 2003 pipeline rupture and accompanying release of petroleum products, soil and groundwater adjacent to, on and underlying portions of Silver Creek II became contaminated. Plaintiffs allege that they have incurred and continue to incur costs, damages and expenses associated with the delay of closings of home sales within Silver Creek II and damage to their reputation and goodwill as a result of the rupture and release. Plaintiffs' complaint purports to assert claims for negligence, breach of contract, trespass, nuisance, strict liability, subrogation and indemnity, and negligence per se. Plaintiffs seek "no less than $1.5 million in compensatory damages and necessary response costs," a declaratory judgment, interest, punitive damages and attorneys' fees and costs. The parties have executed a settlement agreement and release of all claims and counterclaims in the above captioned matter, and anticipate filing a Stipulation of Dismissal with the Court in August 2006.

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

     Based upon our investigation of the cause of the rupture of SFPP, LP's petroleum pipeline by Mountain Cascade, Inc. and the resulting explosion and fire, we have denied liability for the resulting deaths, injuries and damages, are vigorously defending against such claims, and seeking contribution and indemnity from the responsible parties. The parties are currently engaged in discovery.

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

     Baker, California

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

     Henrico County, Virginia

     On April 17, 2006, Plantation Pipeline, which transports refined petroleum products across the southeastern United States and which is 51.17% owned and operated by us, experienced a pipeline release of turbine fuel from its 12-inch pipeline. The release occurred in a residential area and impacted adjacent homes, yards and common areas, as well as a nearby stream. The released product did not ignite and there were no deaths or injuries. Plantation currently estimates the amount of product released to be approximately 665 barrels. Immediately following the release, the pipeline was shut down and emergency remediation activities were initiated. Remediation and monitoring activities are ongoing under the supervision of the United States Environmental Protection Agency (referred to in this report as the EPA) and the Virginia Department of Environmental Quality. Repairs to the pipeline were completed on April 19, 2006 with the approval of the United States Department of Transportation, Pipeline and Hazardous Materials Safety Administration, referred to in this report as the PHMSA, and pipeline service resumed on April 20, 2006. On April 20, 2006, the PHMSA issued a Corrective Action Order which, among other things, requires that Plantation maintain a 20% reduction in the operating pressure along the pipeline between the Richmond and Newington, Virginia pump stations while the cause is investigated and a remediation plan is proposed and approved by PHMSA. The cause of the release is related to an original pipe manufacturing seam defect.

     Dublin, California

     In June 2006, near Dublin, California, our SFPP pipeline, which transports refined petroleum products to San Jose, California, experienced a failure, resulting in a release of product that affected a limited area along a recreation path known as the Iron Horse Trail. Product impacts were primarily limited to backfill of utilities crossing the pipeline. The release was located on land administered by Alameda County, California. Remediation and monitoring activities are ongoing under the supervision of The State of California Department of Fish & Game. The cause of the release is currently under investigation.

     Proposed Office of Pipeline Safety Civil Penalty and Compliance Order

     On July 15, 2004, the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (PHMSA) issued a Proposed Civil Penalty and Proposed Compliance Order concerning alleged violations of certain federal regulations concerning our products pipeline integrity management program. The violations alleged in the proposed order are based upon the results of inspections of our integrity management program at our products pipelines facilities in Orange, California and Doraville, Georgia conducted in April and June of 2003, respectively. PHMSA sought to have us implement a number of changes to our integrity management program and also to impose a proposed civil penalty of approximately $0.3 million. An administrative hearing was held on April 11 and 12, 2005, and a final order was issued on June 26, 2006. We have already addressed most of the concerns identified by PHMSA and continue to work with them to ensure that our integrity management program satisfies all applicable regulations. However, we are seeking clarification for portions of this order and have received an extension of time to allow for discussions. Along with the extension, we reserved our right to seek reconsideration if needed. We have established a reserve for the $0.3 million proposed civil penalty, and this matter is not expected to have a material impact on our business, financial position, results of operations or cash flows.

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

     Although no assurance can be given, we believe that the ultimate resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur. Many factors may change in the future affecting our reserve estimates, such as regulatory changes, groundwater and land use near our sites, and changes in cleanup technology. As of June 30, 2006, we have accrued an environmental reserve of $68.4 million.

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

     In our CO2 business segment, we are required to plug and abandon oil and gas wells that have been removed from service and to remove our surface wellhead equipment and compressors. As of June 30, 2006, we have recognized asset retirement obligations in the aggregate amount of $46.9 million relating to these requirements at existing sites within our CO2 business segment.

     In our Natural Gas Pipelines business segment, if we were to cease providing utility services, we would be required to remove surface facilities from land belonging to our customers and others. Our Texas intrastate natural gas pipeline group has various condensate drip tanks and separators located throughout its natural gas pipeline systems, as well as inactive gas processing plants, laterals and gathering systems which are no longer integral to the overall mainline transmission systems, and asbestos-coated underground pipe which is being abandoned and retired. Our Kinder Morgan Interstate Gas Transmission system has compressor stations which are no longer active and other miscellaneous facilities, all of which have been officially abandoned. We believe we can reasonably estimate both the time and costs associated with the retirement of these facilities. As of June 30, 2006, we have recognized asset retirement obligations in the aggregate amount of $1.6 million relating to the businesses within our Natural Gas Pipelines business segment.

     We have included $0.8 million of our total asset retirement obligations as of June 30, 2006 with "Accrued other current liabilities" in our accompanying consolidated balance sheet. The remaining $47.7 million obligation is reported separately as a non-current liability. No assets are legally restricted for purposes of settling our asset retirement obligations. A reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations for each of the six months ended June 30, 2006 and 2005 is as follows (in thousands):

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    2006            2005
                                                 ---------       ---------
        Balance at beginning of period.........  $  43,227       $  38,274
          Liabilities incurred.................      4,950             521
          Liabilities settled..................       (815)         (1,197)
          Accretion expense....................      1,189             962
          Revisions in estimated cash flows....         --            (522)
                                                 ---------       ---------
          Balance at end of period.............  $  48,551       $  38,038
                                                 =========       =========


5.   Distributions

     On May 15, 2006, we paid a cash distribution of $0.81 per unit to our common unitholders and our Class B unitholders for the quarterly period ended March 31, 2006. KMR, our sole i-unitholder, received 1,093,826 additional i-units based on the $0.81 cash distribution per common unit. The distributions were declared on April 19, 2006, payable to unitholders of record as of April 28, 2006.

     On July 19, 2006, we declared a cash distribution of $0.81 per unit for the quarterly period ended June 30, 2006. The distribution will be paid on August 14, 2006, to unitholders of record as of July 31, 2006. Our common unitholders and Class B unitholders will receive cash. KMR will receive a distribution in the form of additional i-units based on the $0.81 distribution per common unit. The number of i-units distributed will be 1,131,777. For each outstanding i-unit that KMR holds, a fraction of an i-unit (0.018860) will be issued. The fraction was determined by dividing:

     o    $0.81, the cash amount distributed per common unit

     by

     o $42.947, the average of KMR's shares' closing market prices from July 13-26, 2006, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.


6.   Intangibles

     Goodwill

     For our investments in affiliated entities that are included in our consolidation, the excess cost over underlying fair value of net assets is referred to as goodwill and reported separately as "Goodwill" in our accompanying consolidated balance sheets. Goodwill is not subject to amortization but must be tested for impairment at least annually. Following is information related to our goodwill (in thousands):


                                            June 30,    December 31,
                                              2006          2005
                                           ----------   ------------
          Goodwill
            Gross carrying amount.......   $  833,734   $    813,101
            Accumulated amortization....      (14,142)       (14,142)
                                           ----------   ------------
            Net carrying amount.........      819,592        798,959
                                           ==========   ============

     Changes in the carrying amount of our goodwill for the six months ended June 30, 2006 are summarized as follows (in thousands):

                       Products   Natural Gas
                       Pipeline    Pipelines       CO2     Terminals      Total
                       --------   -----------    -------   ---------    --------
Balance as of
December 31, 2005....  $263,182   $   288,435    $46,101   $ 201,241    $798,959
  Acquisitions.......         -             -          -      17,763      17,763
  Purchase price
  adjustments........         -             -          -       2,870       2,870
  Impairments........         -             -          -           -           -
                       --------   -----------    -------   ---------    --------
Balance as of June 30,
2006.................  $263,182   $   288,435    $46,101   $ 221,874    $819,592
                       ========   ===========    =======   =========    ========

     In addition, pursuant to ABP No. 18, any premium paid by an investor, which is analogous to goodwill, must be identified. For the investments we account for under the equity method of accounting, this premium or excess cost over underlying fair value of net assets is referred to as equity method goodwill. Equity method goodwill is not subject to amortization but rather to impairment testing in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The impairment test under APB No. 18 considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. Therefore, in addition to our annual impairment test of goodwill, we periodically reevaluate the amount at which we carry the excess of cost over fair value of net assets accounted for under the equity method. As of both June 30, 2006 and December 31, 2005, we have reported $138.2 million in equity method goodwill within the caption "Investments" in our accompanying consolidated balance sheets.

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

     Other Intangibles

     Excluding goodwill, our other intangible assets include lease value, contracts, customer relationships and agreements. These intangible assets have definite lives, are being amortized on a straight-line basis over their estimated useful lives, and are reported separately as "Other intangibles, net" in our accompanying consolidated balance sheets. Following is information related to our intangible assets subject to amortization (in thousands):

                                              June 30,     December 31,
                                                2006           2005
                                             ---------     ------------
          Lease value
            Gross carrying amount..........  $   6,592     $      6,592
            Accumulated amortization.......     (1,239)          (1,168)
                                             ---------     ------------
            Net carrying amount............      5,353            5,424
                                             =========     ============

          Contracts and other
            Gross carrying amount              224,550          221,250
            Accumulated amortization.......    (16,422)          (9,654)
                                             ---------     ------------
            Net carrying amount............    208,128          211,596
                                             ---------     ------------

          Total Other intangibles, net.....  $ 213,481     $    217,020
                                             =========     ============

     Amortization expense on our intangibles consisted of the following (in thousands):

                      Three Months Ended June 30,      Six Months Ended June 30,
                      ---------------------------      -------------------------
                         2006              2005           2006           2005
                      ---------         ---------      ---------      ----------
Lease value........   $      35         $      35      $      71      $       71
Contracts and other       3,372               501          6,768             831
                      ---------         ---------      ---------      ----------
Total amortization.   $   3,407         $     536      $   6,839      $      902
                      =========         =========      =========      ==========

     As of June 30, 2006, our weighted average amortization period for our intangible assets was approximately 19.1 years. Our estimated amortization expense for these assets for each of the next five fiscal years is approximately $13.3 million, $13.2 million, $12.0 million, $11.9 million and $11.8 million, respectively.


7.   Debt

     Our outstanding short-term debt as of June 30, 2006 was $1,105.0 million. The balance consisted of:

     o    $1,095.5 million of commercial paper borrowings;

     o a $5.7 million portion of 5.23% senior notes (our subsidiary, Kinder Morgan Texas Pipeline, L.P., is the obligor on the notes);

     o a $5.0 million portion of 7.84% senior notes (our subsidiary, Central Florida Pipe Line LLC, is the obligor on the notes); and

     o an offset of $1.2 million (which represents the net of other borrowings and the accretion of discounts on our senior note issuances).

     The weighted average interest rate on all of our borrowings was approximately 5.558% during the second quarter of 2006 and 5.135% during the second quarter of 2005.

     Credit Facilities

     As   of June 30, 2006, we had two credit facilities:

     o a $1.6 billion unsecured five-year credit facility due August 18, 2010; and

     o a $250 million unsecured nine-month credit facility due November 21, 2006.

     Our credit facilities are with a syndicate of financial institutions, and Wachovia Bank, National Association is the administrative agent. There were no borrowings under either credit facility as of June 30, 2006, and there were no borrowings under our five-year credit facility as of December 31, 2005.

     The amount available for borrowing under our two credit facilities as of June 30, 2006 was reduced by:

     o our outstanding commercial paper borrowings ($1,095.5 million as of June 30, 2006);

     o a combined $368 million in five letters of credit that support our hedging of commodity price risks associated with the sale of natural gas, natural gas liquids, oil and carbon dioxide;

     o a combined $49 million in two letters of credit that support tax-exempt bonds; and

     o a combined $16.2 million in other letters of credit supporting other obligations of us and our subsidiaries.

     Interest Rate Swaps

     Information on our interest rate swaps is contained in Note 10.

     Commercial Paper Program

     As of December 31, 2005, our commercial paper program provided for the issuance of up to $1.6 billion of commercial paper. In April 2006, we increased our commercial paper program by $250 million to provide for the issuance of up to $1.85 billion. As of June 30, 2006, we had $1,095.5 million of commercial paper outstanding with an average interest rate of 5.2456%. Borrowings under our commercial paper program reduce the borrowings allowed under our two credit facilities.

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

     Cortez Pipeline Company Debt

     Pursuant to a certain Throughput and Deficiency Agreement, the partners of Cortez Pipeline Company (Kinder Morgan CO2 Company, L.P. - 50% partner; a subsidiary of Exxon Mobil Corporation - 37% partner; and Cortez Vickers Pipeline Company - 13% partner) are required, on a several, percentage ownership basis, to contribute capital to Cortez Pipeline Company in the event of a cash deficiency. The Throughput and Deficiency Agreement contractually supports the borrowings of Cortez Capital Corporation, a wholly-owned subsidiary of Cortez Pipeline Company, by obligating the partners of Cortez Pipeline Company to fund cash deficiencies at Cortez Pipeline Company, including cash deficiencies relating to the repayment of principal and interest on borrowings by Cortez Capital Corporation. Parent companies of the respective Cortez Pipeline Company partners further severally guarantee, on a percentage ownership basis, the obligations of the Cortez Pipeline Company partners under the Throughput and Deficiency Agreement.

     Due to our indirect ownership of Cortez Pipeline Company through Kinder Morgan CO2 Company, L.P., we severally guarantee 50% of the debt of Cortez Capital Corporation. Shell Oil Company shares our several guaranty obligations jointly and severally; however, we are obligated to indemnify Shell for liabilities it incurs in connection with such guaranty. With respect to Cortez's long-term revolving credit facility, Shell will be released of its guaranty obligations on December 31, 2006. Furthermore, with respect to Cortez's short-term commercial paper program and Series D notes, we must use commercially reasonable efforts to have Shell released of its guaranty obligations by December 31, 2006. If we are unable to obtain Shell's release in respect of the Series D Notes by that date, we are required to provide Shell with collateral (a letter of credit, for example) to secure our indemnification obligations to Shell.

     As of June 30, 2006, the debt facilities of Cortez Capital Corporation consisted of:

     o    $75 million of Series D notes due May 15, 2013;

     o    a $125 million short-term commercial paper program; and

     o a $125 million five-year committed revolving credit facility due December 22, 2009 (to support the above-mentioned $125 million commercial paper program).

     As of June 30, 2006, Cortez Capital Corporation had $83.7 million of commercial paper outstanding with an average interest rate of 5.1331%, the average interest rate on the Series D notes was 7.14%, and there were no borrowings under the credit facility.

     Red Cedar Gathering Company Debt

     In October 1998, Red Cedar Gathering Company sold $55 million in aggregate principal amount of Senior Notes due October 31, 2010. The $55 million was sold in 10 different notes in varying amounts with identical terms.

     The Senior Notes are collateralized by a first priority lien on the ownership interests, including our 49% ownership interest, in Red Cedar Gathering Company. The Senior Notes are also guaranteed by us and the other owner of Red Cedar Gathering Company, jointly and severally. The principal is to be repaid in seven equal installments beginning on October 31, 2004 and ending on October 31, 2010. As of June 30, 2006, $39.3 million in principal amount of notes were outstanding.

     Nassau County, Florida Ocean Highway and Port Authority Debt

     Nassau County, Florida Ocean Highway and Port Authority is a political subdivision of the State of Florida. During 1990, Ocean Highway and Port Authority issued its Adjustable Demand Revenue Bonds in the aggregate principal amount of $38.5 million for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida. The bond indenture is for 30 years and allows the bonds to remain outstanding until December 1, 2020. A letter of credit was issued as security for the Adjustable Demand Revenue Bonds and was guaranteed by the parent company of Nassau Terminals LLC, the operator of the port facilities. In July 2002, we acquired Nassau Terminals LLC and became guarantor under the letter of credit agreement. In December 2002, we issued a $28 million letter of credit under our credit facilities, and the former letter of credit guarantee was terminated. Principal payments on the bonds are made on the first of December each year, and corresponding reductions are made to the letter of credit. As of June 30, 2006, this letter of credit had an outstanding balance under our credit facility of $24.9 million.

     Rockies Express Pipeline LLC Debt

     On April 28, 2006, Rockies Express Pipeline LLC entered into a $2.0 billion five-year, unsecured revolving credit facility due April 28, 2011. This credit facility supports a $2.0 billion commercial paper program that was established in May 2006, and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility. Borrowings under the Rockies Express credit facility and commercial paper program will be primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay related expenses, and the borrowings will not reduce the borrowings allowed under our two credit facilities described above in "--Credit Facilities."

     Effective June 30, 2006, West2East Pipeline LLC (and its subsidiary Rockies Express Pipeline, LLC) was deconsolidated and will subsequently be accounted for under the equity method of accounting (See Note 2). All three owners have agreed to guarantee borrowings under the Rockies Express credit facility and under the Rockies Express commercial paper program severally in the same proportion as their percentage ownership of the member interests in Rockies Express Pipeline LLC. As of June 30, 2006, Rockies Express Pipeline LLC had $412.5 million of commercial paper outstanding, and there were no borrowings under its five-year credit facility. Accordingly, as of June 30, 2006, our contingent share of Rockies Express' debt was $210.4 million.

     Certain Relationships and Related Transactions

     In conjunction with our acquisition of Natural Gas Pipelines assets from KMI on December 31, 1999 and 2000, KMI agreed to indemnify us and our general partner with respect to approximately $522.7 million of our debt. In conjunction with our acquisition of all of the partnership interests in TransColorado Gas Transmission Company from two wholly-owned subsidiaries of KMI on November 1, 2004, KMI agreed to indemnify us and our general partner with respect to approximately $210.8 million of our debt. Thus, KMI has agreed to indemnify us and our general partner with respect to a total of approximately $733.5 million of our debt as of June 30, 2006, and KMI would be obligated to perform under this indemnity only if our assets were insufficient to satisfy our obligations.

     For additional information regarding our debt facilities, see Note 9 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2005.


8.   Partners' Capital

     As of June 30, 2006 and December 31, 2005, our partners' capital consisted of the following limited partner units:

                                            June 30,     December 31,
                                              2006           2005
                                           -----------   ------------
        Common units.....................  157,019,676    157,005,326
        Class B units....................    5,313,400      5,313,400
        i-units..........................   60,009,379     57,918,373
                                           -----------   ------------
          Total limited partner units....  222,342,455    220,237,099
                                           ===========   ============

     The total limited partner units represent our limited partners' interest and an effective 98% economic interest in us, exclusive of our general partner's incentive distribution rights. Our general partner has an effective 2% interest in us, excluding its incentive distribution rights.

     As of June 30, 2006, our common unit totals consisted of 142,663,941 units held by third parties, 12,631,735 units held by KMI and its consolidated affiliates (excluding our general partner), and 1,724,000 units held by our general partner. As of December 31, 2005, our common unit total consisted of 142,649,591 units held by third parties, 12,631,735 units held by KMI and its consolidated affiliates (excluding our general partner) and 1,724,000 units held by our general partner.

     On both June 30, 2006 and December 31, 2005, all of our 5,313,400 Class B units were held entirely by a wholly-owned subsidiary of KMI and our i-units were held entirely by KMR. All of our Class B units were issued to a wholly-owned subsidiary of KMI in December 2000. The Class B units are similar to our common units except that they are not eligible for trading on the New York Stock Exchange.

     Our i-units are a separate class of limited partner interests in us. All of our i-units are owned by KMR and are not publicly traded. In accordance with its limited liability company agreement, KMR's activities are restricted to being a limited partner in us, and to controlling and managing our business and affairs and the business and affairs of our operating limited partnerships and their subsidiaries. Through the combined effect of the provisions in our partnership agreement and the provisions of KMR's limited liability company agreement, the number of outstanding KMR shares and the number of i-units will at all times be equal.

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

     The cash equivalent of distributions of i-units will be treated as if it had actually been distributed for purposes of determining the distributions to our general partner. We will not distribute the cash to the holders of our i-units but will retain the cash for use in our business. If additional units are distributed to the holders of our common units, we will issue an equivalent amount of i-units to KMR based on the number of i-units it owns. Based on the preceding, KMR received a distribution of 1,093,826 i-units from us on May 15, 2006. These additional i-units distributed were based on the $0.81 per unit distributed to our common unitholders on that date.

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

     Incentive distributions allocated to our general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. Our distribution of $0.81 per unit paid on May 15, 2006 for the first quarter of 2006 required an incentive distribution to our general partner of $128.3 million. Our distribution of $0.76 per unit paid on May 13, 2005 for the first quarter of 2005 required an incentive distribution to our general partner of $111.1 million. The increased incentive distribution to our general partner paid for the first quarter of 2006 over the distribution paid for the first quarter of 2005 reflects the increase in the amount distributed per unit as well as the issuance of additional units.

     Our declared distribution for the second quarter of 2006 of $0.81 per unit will result in an incentive distribution to our general partner of approximately $129.0 million. This compares to our distribution of $0.78 per unit and incentive distribution to our general partner of approximately $115.7 million for the second quarter of 2005.


9.   Comprehensive Income

     SFAS No. 130, "Accounting for Comprehensive Income," requires that enterprises report a total for comprehensive income. For each of the three and six month periods ended June 30, 2006, and June 30, 2005, the difference between our net income and our comprehensive income resulted from unrealized gains or losses on derivatives utilized for hedging purposes and from foreign currency translation adjustments. For more information on our hedging activities, see
Note 10. Our total comprehensive income was as follows (in thousands):

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                      --------------------   --------------------
                                        2006      2005          2006       2005
                                      ---------  ---------   ---------  ---------
Net income........................... $ 247,061  $ 221,826   $ 493,770  $ 445,447

Foreign currency translation
adjustments .........................       265       (377)        384       (604)
Change in fair value of derivatives
used for hedging purposes............  (266,855)  (200,034)   (484,867)  (756,869)
Reclassification of change in fair
value of derivatives to net income...   116,979     84,751     219,152    145,671
                                      ---------  ---------   ---------  ---------
  Total other comprehensive
  income/(loss)......................  (149,611)  (115,660)   (265,331)  (611,802)
                                      ---------  ---------   ---------  ---------

Comprehensive income/(loss).......... $  97,450  $ 106,166   $ 228,439  $(166,355)
                                      =========  =========   =========  =========

10.  Risk Management

     Energy Commodity Price Risk Management

     Commodity Price Risk

     Certain of our business activities expose us to risks associated with unfavorable changes in the market price of natural gas, natural gas liquids and crude oil. Such changes are often caused by shifts in the supply and demand for these commodities, as well as their locations. Due to this exposure, we use energy financial instruments, also known as derivative contracts, as a hedging (offset) mechanism against the volatility of energy commodity prices. Examples of derivative contracts include the following: forward contracts, futures contracts, options and swaps (also called contracts for differences).

     Pursuant to our management's approved risk management policy, we use derivative contracts to hedge or reduce our exposure to commodity price risk by transferring this risk to counterparties who are able and willing to bear it. Specifically, this price risk is associated with our:

     o pre-existing or anticipated physical natural gas, natural gas liquids and crude oil sales;

     o    natural gas purchases; and

     o    system use and storage.

     Our risk management activities are primarily used in order to protect our profit margins and our risk management policies prohibit us from engaging in speculative trading. Commodity-related activities of our risk management group are monitored by our risk management committee, which is charged with the review and enforcement of our management's risk management policy. Our risk management committee is a separately designated standing committee comprised of 19 executive-level employees of KMI or KMGP Services Company, Inc. whose job responsibilities involve operations exposed to commodity market risk and other external risks in the ordinary course of business. The committee is chaired by our President and is charged with the following three responsibilities:

     o establish and review risk limits consistent with our risk tolerance philosophy;

     o recommend to the audit committee of our general partner's delegate any changes, modifications, or amendments to our risk management policy; and

     o    address and resolve any other high-level risk management issues.

     Accounting for Derivatives

     Current accounting standards define a derivative contract based on its characteristics, which include among others, one or more underlying variables (or determinants of value) and one or more notional amounts (or units specified in the contract). While the value of the underlying variable changes due to changes in market conditions, the notional amount remains constant throughout the life of the derivative contract. Examples of underlying variables include a specified interest rate, commodity price, exchange rate or other variable; examples of notional amounts include a number of commodities, currency units, other units specified in the contract, or the principal amount of debt on an interest rate swap. Together, the underlying and the notional amounts determine the settlement value of the derivative contract, and, in some cases, whether or not a settlement is required.

     Derivative contracts represent rights or obligations that meet the definitions of assets or liabilities and should be reported in financial statements. Furthermore, current accounting standards require derivatives to be reflected as assets or liabilities at their fair market values and current market values should be used to track changes in derivative holdings; that is, mark-to-market valuation should be employed. The fair value of our derivative contracts reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses on open contracts. We have available market quotes for substantially all of the energy commodity derivative contracts that we use, including: commodity futures and options contracts, fixed price swaps, and basis swaps.

     Normally, gains and losses due to changes in derivative values during the period are recognized in current earnings (net income); however, to mitigate the increased volatility the mark-to-market requirement can produce, parties who enter into derivative contracts may qualify for special "hedge" accounting according to the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," (collectively, SFAS No. 133), if the derivative is:

     o used to offset the risk associated with a particular asset or liability or an identified portion thereof--referred to as a fair value hedge; or

     o used to offset the risk associated with an anticipated future cash flow of a transaction that is expected to occur but whose value is uncertain--referred to as a cash flow hedge; and

     o documented and assessed on a continuing basis in order to demonstrate that it is "highly effective" in hedging the underlying item. To be considered effective, changes in the value of the derivative or its resulting cash flows must substantially offset changes in the value or cash flows of the item being hedged. A perfectly effective hedge is one in which changes in the value of the derivative exactly offset changes in the value of the hedged item or expected cash flow of the future transactions in reporting periods covered by the derivative contract. The ineffective portion of the gain or loss and any component excluded from the computation of the effectiveness of the derivative contract must be reported in earnings immediately.

     With hedge accounting, losses or gains due to changes in derivative values do not have to be recorded in earnings until they are offset by gains or losses in the hedged items. In fair value hedges, the balance sheet impact results in both the derivative contract (asset or liability) and the hedged item (asset or liability) being reported at fair value, and hedge accounting treatment allows gains and losses from changes in the fair value of the derivative contract to be offset by changes in the fair value of the hedged item in current earnings. When changes in the value of the derivative exactly offset changes in the value of the hedged item, there should be no impact on earnings; however, when the derivative is not effective in exactly offsetting changes in the value of the hedged item, then the ineffective amount must be included in earnings.

     With a cash flow hedge, it is the cash flow from an expected future transaction that is being hedged (as opposed to the value of an asset, liability, or firm commitment) and so there is no balance sheet entry for the hedged item. For cash flow hedges, changes in the fair value of the derivative contract are initially reported as a component of other comprehensive income (outside current earnings, net income), but only to the extent that they can later offset the hedged future cash flows during the period in which the hedged cash flows affect earnings. Other comprehensive income consists of those financial items that are included in "accumulated other comprehensive income/loss" on the balance sheets but not included within net income on the statement of income.

     Thus, in highly effective cash flow hedges, where there is no ineffectiveness, other comprehensive income changes by exactly as much as the derivatives and there is no impact on earnings. When the hedged forecasted transaction does take place and affects earnings, the effective part of the hedge is also recognized in the income statement, and the earlier recognized amounts are removed from "accumulated other comprehensive income/loss." If the forecasted transaction results in an asset or liability, amounts in "accumulated other comprehensive income/loss" should be reclassified into earnings when the asset or liability affects earnings through cost of sales, depreciation, interest expense, etc.

     Commodity Price Risk Derivative Contracts

     Our energy commodity derivative contracts hedge the commodity price risks derived from our normal business activities, which include the sale of natural gas, natural gas liquids and crude oil, and these derivatives have been designated by us as cash flow hedges as defined by SFAS No. 133. Therefore, the gains and losses that are included within "Accumulated other comprehensive loss" in our accompanying consolidated balance sheets are primarily related to the derivative contracts associated with our hedging of anticipated future cash flows from the sales and purchases of natural gas, natural gas liquids and crude oil, and as described above, these gains and losses are reclassified into earnings as the hedged sales and purchases take place.

     During the six months ended June 30, 2006 and 2005, we reclassified $219.2 million and $145.7 million, respectively, of "Accumulated other comprehensive loss" into earnings as a result of hedged forecasted transactions occurring or discontinuing during the respective time periods, and approximately $485.0 million of our "Accumulated other comprehensive loss" balance of $1,345.0 million as of June 30, 2006 is expected to be reclassified into earnings during the next twelve months.

     With the exception of the $2.9 million loss resulting from the discontinuance of cash flow hedges related to the sale of our Douglas gathering assets (described in Note 2), no other reclassification of Accumulated other comprehensive loss into earnings during the first six months of 2006 or 2005 resulted from the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period, but rather resulted from the hedged forecasted transactions actually affecting earnings (for example, when the forecasted sales and purchases actually occurred).

     As discussed above, the portion of the change in the value of derivative contracts that is not effective in offsetting undesired changes in expected cash flows (the ineffective portion) is required to be recognized currently in earnings. Accordingly, as a result of ineffective hedges, we recognized losses of $1.6 million and $1.8 million, respectively, during the three and six month periods ended June 30, 2006, and losses of $0.2 million and $0.4 million, respectively, during the three and six month periods ended June 30, 2005. All gains and losses recognized as a result of ineffective hedges are reported within the captions "Natural gas sales," "Gas purchases and other costs of sales," and "Product sales and other" in our accompanying consolidated statements of income. For each of the three and six months ended June 30, 2006 and 2005, we did not exclude any component of the derivative contracts' gain or loss from the assessment of hedge effectiveness.

     The fair values of our energy commodity derivative contracts are included in our accompanying consolidated balance sheets within "Other current assets," "Deferred charges and other assets," "Accrued other current liabilities," "Other long-term liabilities and deferred credits," and, as of December 31, 2005 only, "Accounts payable-Related parties." The following table summarizes the fair values of our energy commodity derivative contracts associated with our commodity price risk management activities and included on our accompanying consolidated balance sheets as of June 30, 2006 and December 31, 2005 (in thousands):

                                                June 30,     December 31,
                                                  2006           2005
                                               ---------     ------------

    Derivatives-net asset/(liability)
      Other current assets..................   $ 118,988     $    109,437
      Deferred charges and other assets.....      21,793           47,682
      Accounts payable-Related parties......          --          (16,057)
      Accrued other current liabilities.....    (606,363)        (507,306)
      Other long-term liabilities and
      deferred credits....................     $(885,944)    $   (727,929)


     Our over-the-counter swaps and options are contracts we entered into with counterparties outside centralized trading facilities such as a futures, options or stock exchange. These contracts are with a number of parties, all of which had investment grade credit ratings as of June 30, 2006. We both owe money and are owed money under these derivative contracts. Defaults by counterparties under over-the-counter swaps and options could expose us to additional commodity price risks in the event that we are unable to enter into replacement contracts for such swaps and options on substantially the same terms. Alternatively, we may need to pay significant amounts to the new counterparties to induce them to enter into replacement swaps and options on substantially the same terms. While we enter into derivative contracts principally with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future.

     In addition, in conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of June 30, 2006, we had five outstanding letters of credit totaling $368 million in support of our hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil. As of December 31, 2005, we had five outstanding letters of credit totaling $534 million in support of our hedging of commodity price risks. As of June 30, 2006, our margin deposits associated with our commodity contract positions and over-the-counter swap partners totaled $25.1 million, and we reported this amount as "Restricted deposits" in our accompanying consolidated balance sheet as of June 30, 2006. In June 2006, our CO2 business segment hedged an incremental 23 million barrels of crude oil production at its SACROC and Yates oil field units for the years 2007 through 2011 by entering into a new hedge facility with J. Aron & Company/Goldman Sachs that does not require the posting of margin. As of December 31, 2005, we had no cash margin deposits associated with our commodity contract positions and over-the-counter swap partners.

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

     Interest Rate Risk Management

     In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt. As of both June 30, 2006 and December 31, 2005, we were a party to interest rate swap agreements with notional principal amounts of $2.1 billion. We entered into these agreements for the purposes of:

     o hedging the interest rate risk associated with our fixed rate debt obligations; and

     o transforming a portion of the underlying cash flows related to our long-term fixed rate debt securities into variable rate debt in order to achieve our desired mix of fixed and variable rate debt.

     Since the fair value of fixed rate debt varies with changes in the market rate of interest, we enter into swaps to receive fixed and pay variable interest. Such swaps result in future cash flows that vary with the market rate of interest, and therefore hedge against changes in the fair value of our fixed rate debt due to market rate changes.

     As of June 30, 2006, a notional principal amount of $2.1 billion of these agreements effectively converts the interest expense associated with the following series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread:

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

     These swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes, therefore, as of June 30, 2006, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

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

     Our interest rate swaps have been designated as fair value hedges as defined by SFAS No. 133. As discussed above, if a company uses derivative contracts to hedge the fair value of an asset, liability, or firm commitment, then reporting changes in the fair value of the hedged item as well as in the value of the derivative is appropriate. SFAS No. 133 designates derivative contracts that hedge a recognized asset or liability's exposure to changes in their fair value as fair value hedges and the gain or loss on fair value hedges are to be recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

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

     The following table summarizes the net fair value of our interest rate swap agreements associated with our interest rate risk management activities and included on our accompanying consolidated balance sheets as of June 30, 2006 and December 31, 2005 (in thousands):

                                             June 30,    December 31,
                                               2006           2005
                                             --------    ------------
Derivatives-net asset/(liability)
  Deferred charges and other assets.......   $ 24,422    $    112,386
  Other long-term liabilities and
  deferred credits........................    (72,432)        (13,917)
                                             --------    ------------
    Market value of interest rate swaps...   $(48,010)   $     98,469
                                             ========    ============

     We are exposed to credit related losses in the event of nonperformance by counterparties to these interest rate swap agreements. While we enter into derivative contracts primarily with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk. As of June 30, 2006, all of our interest rate swap agreements were with counterparties with investment grade credit ratings.


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

     Our Products Pipelines segment derives its revenues primarily from the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids. Our Natural Gas Pipelines segment derives its revenues primarily from the sale, transmission, storage and gathering of natural gas. Our CO2 segment derives its revenues primarily from the production, sale, and transportation of crude oil from fields in the Permian Basin of West Texas, the transportation and marketing of carbon dioxide used as a flooding medium for recovering crude oil from mature oil fields, and the production and sale of natural gas and natural gas liquids. Our Terminals segment derives its revenues primarily from the transloading and storing of refined petroleum products and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt, and chemicals.

     Financial information by segment follows (in thousands):

                                               Three Months Ended June 30,   Six Months Ended June 30,
                                               ---------------------------   -------------------------
                                                   2006            2005          2006         2005
                                               -----------     -----------   -----------   -----------
Revenues(a)
   Products Pipelines
      Revenues from external customers.......  $   189,021     $   174,632   $   369,547   $   345,915
      Intersegment revenues..................            -               -             -             -
   Natural Gas Pipelines
      Revenues from external customers.......    1,601,760       1,616,657     3,431,756     3,089,549
      Intersegment revenues..................            -               -             -             -
   CO2
      Revenues from external customers.......      185,789         162,029       360,480       325,192
      Intersegment revenues..................            -               -             -             -
   Terminals
      Revenues from external customers.......      219,918         173,037       426,306       337,631
      Intersegment revenues..................          365               -           365             -
                                               -----------     -----------   -----------   -----------
   Total segment revenues....................    2,196,853       2,126,355     4,588,454     4,098,287
   Less: Total intersegment revenues.........         (365)              -          (365)            -
                                               -----------     -----------   -----------   -----------
   Total consolidated revenues...............  $ 2,196,488     $ 2,126,355   $ 4,588,089   $ 4,098,287
                                               ===========     ===========   ===========   ===========
Operating expenses(b)
   Products Pipelines........................  $    78,893     $    57,070   $   139,540   $   109,126
   Natural Gas Pipelines.....................    1,477,074       1,509,692     3,174,840     2,866,787
   CO2.......................................       66,715          54,334       125,324       103,843
   Terminals.................................      116,881          91,736       232,662       177,152
                                               -----------     -----------   -----------   -----------
     Total consolidated operating expenses...  $ 1,739,563     $ 1,712,832   $ 3,672,366   $ 3,256,908
                                               ===========     ===========   ===========   ===========
Other expense (income)(c)
   Products Pipelines........................  $         -     $         -   $         -   $         -
   Natural Gas Pipelines.....................      (15,114)              -       (15,114)            -
   CO2.......................................            -               -             -             -
   Terminals.................................            -               -             -             -
                                               -----------     -----------   -----------   -----------
     Total consolidated other expense (income) $   (15,114)              -   $   (15,114)            -
                                               ===========     ===========   ===========   ===========
Depreciation, depletion and amortization
   Products Pipelines........................  $    20,479     $    19,828   $    40,721   $    39,222
   Natural Gas Pipelines.....................       16,046          15,816        31,979        30,574
   CO2.......................................       42,018          38,462        81,290        77,164
   Terminals.................................       18,686          14,155        35,960        26,328
                                               -----------     -----------   -----------   -----------
     Total consol. depreciation, depletion
     and amortization........................  $    97,229     $    88,261   $   189,950   $   173,288
                                               ===========     ===========   ===========   ===========

                                               Three Months Ended June 30,   Six Months Ended June 30,
                                               ---------------------------   -------------------------
                                                   2006            2005          2006         2005
                                               -----------     -----------   -----------   -----------

Earnings from equity investments(d)
   Products Pipelines........................  $     2,688     $     7,065   $    10,553   $    15,450
   Natural Gas Pipelines.....................       10,609           8,598        21,771        17,028
   CO2.......................................        5,075           7,151        10,733        16,399
   Terminals.................................           78              24           114            33
                                               -----------     -----------   -----------   -----------
     Total consolidated equity earnings.....   $    18,450     $    22,838   $    43,171   $    48,910
                                               ===========     ===========   ===========   ===========
Amortization of excess cost of equity
investments
   Products Pipelines........................  $       839     $       836   $     1,680   $     1,680
   Natural Gas Pipelines.....................           70              69           139           138
   CO2.......................................          505             504         1,009         1,008
   Terminals.................................            -               -             -             -
                                               -----------     -----------   -----------   -----------
     Total consol. amortization of excess
     cost of investments.....................  $     1,414     $     1,409   $     2,828   $     2,826
                                               ===========     ===========   ===========   ===========
Interest income
   Products Pipelines........................  $     1,124     $     1,149   $     2,235   $     2,298
   Natural Gas Pipelines.....................            -             166           150           337
   CO2.......................................            -               -             -             -
   Terminals.................................            -               -             -             -
                                               -----------     -----------   -----------   -----------
     Total segment interest income..........         1,124           1,315         2,385         2,635
   Unallocated interest income...............          758              93         1,361           265
                                               -----------     -----------   -----------   -----------
     Total consolidated interest income.....   $     1,882     $     1,408   $     3,746   $     2,900
                                               ===========     ===========   ===========   ===========
Other, net - income (expense)(e)
   Products Pipelines........................  $     6,105     $       223   $     6,200   $       365
   Natural Gas Pipelines.....................           47             396           349           142
   CO2.......................................           11              (1)           12             -
   Terminals.................................          (98)             31         1,279        (1,179)
                                               -----------     -----------   -----------   -----------
     Total consolidated other, net - income
     (expense)...............................  $     6,065     $       649   $     7,840   $      (672)
                                               ===========     ===========   ===========   ===========
Income tax benefit (expense)(f)
   Products Pipelines........................  $      (817)    $    (2,737)  $    (3,872)  $    (6,038)
   Natural Gas Pipelines.....................          385          (1,081)           73        (1,538)
   CO2.......................................          (51)            (67)         (124)         (112)
   Terminals.................................       (1,801)         (3,730)       (3,852)       (7,502)
                                               -----------     -----------   -----------   -----------
     Total consolidated income tax benefit
     (expense)...............................  $    (2,284)    $    (7,615)  $    (7,775)  $   (15,190)
                                               ===========     ===========   ===========   ===========
Segment earnings
   Products Pipelines........................  $    97,910     $   102,598   $   202,722   $   207,962
   Natural Gas Pipelines.....................      134,725          99,159       262,255       208,019
   CO2.......................................       81,586          75,812       163,478       159,464
   Terminals.................................       82,895          63,471       155,590       125,503
                                               -----------     -----------   -----------   -----------
     Total segment earnings(g)...............      397,116         341,040       784,045       700,948
   Interest and corporate administrative
   expenses(h)...............................     (150,055)       (119,214)     (290,275)     (255,501)
                                               -----------     -----------   -----------   -----------
     Total consolidated net income...........  $   247,061     $   221,826   $   493,770   $   445,447
                                               ===========     ===========   ===========   ===========
Segment earnings before depreciation,
depletion, amortization and amortization of
excess cost of equity investments(i)
   Products Pipelines........................  $   119,228     $   123,262   $   245,123   $   248,864
   Natural Gas Pipelines.....................      150,841         115,044       294,373       238,731
   CO2.......................................      124,109         114,778       245,777       237,636
   Terminals.................................      101,581          77,626       191,550       151,831
                                               -----------     -----------   -----------   -----------
     Total segment earnings before DD&A......      495,759         430,710       976,823       877,062
   Total consol. depreciation, depletion and
   amortization..............................      (97,229)        (88,261)     (189,950)     (173,288)
   Total consol. amortization of excess cost
   of investments............................       (1,414)         (1,409)       (2,828)       (2,826)
   Interest and corporate administrative
   expenses..................................     (150,055)       (119,214)     (290,275)     (255,501)
                                               -----------     -----------   -----------   -----------
     Total consolidated net income .........   $   247,061     $   221,826   $   493,770   $   445,447
                                               ===========     ===========   ===========   ===========

                                               Three Months Ended June 30,   Six Months Ended June 30,
                                               ---------------------------   -------------------------
                                                   2006            2005          2006         2005
                                               -----------     -----------   -----------   -----------
Capital expenditures
   Products Pipelines........................  $    64,537     $    56,647   $   121,242   $    97,717
   Natural Gas Pipelines.....................      189,100          23,488       209,569        33,147
   CO2.......................................       58,895          74,385       133,092       126,942
   Terminals.................................       55,045          43,281        97,337        83,803
                                               -----------     -----------   -----------   -----------
     Total consolidated capital
     expenditures(j).........................  $   367,577     $   197,801   $   561,240   $   341,609
                                               ===========     ===========   ===========   ===========

                                                    June 30,      December 31,
                                                  -----------     ------------
                                                      2006            2005
                                                  -----------     ------------
        Assets
          Products Pipelines...................   $ 3,950,877     $  3,873,939
          Natural Gas Pipelines................     3,891,768        4,139,969
          CO2..................................     1,876,842        1,772,756
          Terminals............................     2,213,757        2,052,457
                                                  -----------     ------------
          Total segment assets.................    11,933,244       11,839,121
          Corporate assets(k)..................        28,471           84,341
                                                  -----------     ------------
          Total consolidated assets............   $11,961,715     $ 11,923,462
                                                  ===========     ============
---------

(a) 2006 amounts include a reduction of $1,819 to our CO2 business segment from a loss on derivative contracts used to hedge forecasted crude oil sales.

(b) Includes natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes. 2006 amounts include environmental liability adjustments resulting in a $13,458 expense to our Products Pipelines business segment and a $1,500 expense to our Natural Gas Pipelines business segment. Also, 2006 amounts include a $6,244 reduction in expense our Natural Gas Pipelines business segment due to the release of a reserve related to a natural gas purchase/sales contract.

(c) 2006 amounts represent a $15,114 gain to our Natural Gas Pipelines business segment from the sale of our Douglas natural gas gathering system and our Painter Unit fractionation facility.

(d) 2006 amounts include a $4,861 increase in expense to our Products Pipelines business segment associated with environmental liability adjustments on Plantation Pipe Line Company.

(e) 2006 amounts include a $5,700 increase in income to our Products Pipelines business segment from the settlement of transmix processing contracts.

(f) 2006 amounts include a $1,871 decrease in expense to our Products Pipelines business segment associated with the tax effect on expenses from environmental liability adjustments made by Plantation Pipe Line Company and described in footnote (c).

(g) Includes revenues, earnings from equity investments, income taxes, allocable interest income and other, net, less operating expenses, other expenses, depreciation, depletion and amortization, and amortization of excess cost of equity investments.

(h) Includes unallocated interest income, interest and debt expense, general and administrative expenses and minority interest expense.

(i) Includes revenues, earnings from equity investments, income taxes, allocable interest income and other, net, less operating expenses and other expenses.

(j) Includes sustaining capital expenditures of $34,988 and $28,747 for the three months ended June 30, 2006 and 2005, respectively, and includes sustaining capital expenditures of $60,653 and $52,956 for the six months ended June 30, 2006 and 2005, respectively. Sustaining capital expenditures are defined as capital expenditures which do not increase the capacity of an asset.

(k) Includes cash, cash equivalents, margin and other restricted deposits, and certain unallocable deferred charges.

     We do not attribute interest and debt expense to any of our reportable business segments. For the three months ended June 30, 2006 and 2005, we reported (in thousands) total consolidated interest expense of $83,984 and $66,720, respectively. For the six months ended June 30, 2006 and 2005, we reported (in thousands) total consolidated interest expense of $161,554 and $126,939, respectively.

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

     Net periodic benefit costs for the SFPP post-retirement benefit plan includes the following components (in thousands):


                                                                Other Post-retirement Benefits
                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                       2006           2005             2006         2005
                                                   -----------  --------------    ------------  ------------
  Net periodic benefit cost
  Service cost.................................       $   3          $   2           $   5         $   4
  Interest cost................................          67             77             134           154
  Expected return on plan assets...............          --             --              --            --
  Amortization of prior service cost...........         (30)           (29)            (59)          (58)
  Actuarial (gain).............................        (113)          (127)           (226)         (254)
                                                      -----          -----           -----         -----
  Net periodic benefit cost....................       $ (73)         $ (77)          $(146)        $(154)
                                                      =====          =====           =====         =====



     Our net periodic benefit cost for the second quarter and the first six months of 2006 were credits of $73,000 and $146,000, respectively, which resulted in increases to income, largely due to the amortization of an unrecognized net actuarial gain and to the amortization of a negative prior service cost, primarily related to the following:

     o there have been changes to the plan for both 2004 and 2005 which reduced liabilities, creating a negative prior service cost that is being amortized each year; and

     o there was a significant drop in 2004 in the number of retired participants reported as pipeline retirees by Burlington Northern Santa Fe, which holds a 0.5% special limited partner interest in SFPP, L.P.

     As of June 30, 2006, we estimate our overall net periodic post-retirement benefit cost for the year 2006 will be an annual credit of approximately $0.3 million. This amount could change in the remaining months of 2006 if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities.


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

     In June 2006, Plantation paid to us $1.1 million in principal amount under the note, and as of June 30, 2006, the principal amount receivable from this note was $93.1 million. We included $2.2 million of this balance within "Accounts, notes and interest receivable, net-Related parties" on our consolidated balance sheet as of June 30, 2006, and we included the remaining $90.9 million balance as "Notes receivable-Related parties."

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

     In March 2006, Enterprise and we agreed to a resolution that would transfer Coyote Gulch's notes payable to Enterprise and us to members' equity. According to the provisions of this resolution, we then contributed the principal amount of $17.0 million related to our note receivable to our equity investment in Coyote Gulch. The $17.0 million amount is included within "Investments" on our consolidated balance sheet as of June 30, 2006.


14.  Regulatory Matters

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

     The Interstate Natural Gas Association of America, referred to in this report as INGAA, sought rehearing of the FERC's June 30, 2005 order. The FERC denied INGAA's request for rehearing on September 19, 2005. On December 15, 2005, INGAA filed with the United States Court of Appeals for the District of Columbia Circuit, in Docket No. 05-1426, a petition for review asking the court whether the FERC lawfully ordered that interstate pipelines subject to FERC rate regulation and related accounting rules must treat certain costs incurred in complying with the Pipeline Safety Improvement Act of 2002, along with related pipeline testing costs, as expenses rather than capital items for purposes of complying with the FERC's regulatory accounting regulations. On May 10, 2006, the court issued an order establishing a briefing schedule. Under the schedule, INGAA filed its initial brief on June 23, 2006. The FERC's brief is due August 23, 2006, and INGAA's reply brief is due September 6, 2006.

     The implementation of this FERC order on January 1, 2006, had no material impact on our financial position, results of operations, or cash flows in the first half of 2006. Our Kinder Morgan Interstate Gas Transmission system, referred to in this report as KMIGT, expects an increase of approximately $0.8 million in operating expenses in 2006 related to pipeline integrity management programs due to its implementation of this FERC order on January 1, 2006, which will cause KMIGT to expense certain program costs that previously were capitalized.

     In addition, our intrastate natural gas pipelines located within the State of Texas are not FERC-regulated but are regulated by the Railroad Commission of Texas. We will maintain our current accounting procedures with respect to our accounting for pipeline integrity testing costs.

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

     Notice of Proposed Rulemaking - Market Based Storage Rates

     On December 22, 2005, the FERC issued a notice of proposed rulemaking to amend its regulations by establishing two new methods for obtaining market based rates for underground natural gas storage services. First, the FERC proposed to modify its market power analysis to better reflect competitive alternatives to storage. Doing so would allow a storage applicant to include other storage services as well as non-storage products such as pipeline capacity, local production, or liquefied natural gas supply in its calculation of market concentration and its analysis of market share. Secondly, the FERC proposed to modify its regulations to permit the FERC to allow market based rates for new storage facilities even if the storage provider is unable to show that it lacks market power. Such modifications would be allowed provided the FERC finds that the market based rates are in the public interest, are necessary to encourage the construction of needed storage capacity, and that customers are adequately protected from the abuse of market power.

     On June 19, 2006, FERC issued Order No. 678 allowing for broader market-based pricing of storage services. The rule expands the alternatives that can be considered in evaluating competition, provides that market-based pricing may be available even when market power is present (if market-based pricing is needed to stimulate development), and treats expansions of existing storage facilities similar to new storage facilities. The order became effective July 27, 2006. Several parties have filed for rehearing of this Order.

     Notice of Proposed Rulemaking - Revisions to Blanket Certificate Regulations and Clarification Regarding Rates

     On June 16, 2006, in Docket No. RM06-7-000, the FERC issued a notice of proposed rulemaking (pursuant to a joint petition for a rulemaking by INGAA and the Natural Gas Supply Association) that would extend blanket certificate (self-implementing) authority to a broader class of facilities, such as mainline expansions, certain LNG facilities, and certain storage facilities. The proposed rules also increase the cost limits for such self-implementing authority. In the notice, the FERC found that its existing policies can accommodate the joint petitioners' desire to offer rate incentives to obtain early project commitments and that such rate incentives do not constitute undue discrimination. Comments are due August 25, 2006.

     Policy Statement - Natural Gas Quality and Interchangeability

     On June 19, 2006, in Docket No. PL04-3-000, the FERC issued a Policy Statement providing guidelines that the FERC will use in dealing with gas quality and interchangeability issues. The FERC affirmed that any enforceable gas quality standard must be contained in a pipeline tariff. The Policy Statement emphasized flexibility and tailoring of gas quality specifications to various market conditions and requirements.

     Natural Gas Pipeline Expansion Filings

     On May 31, 2006, in FERC Docket No. CP06-354-000, Rockies Express Pipeline LLC filed an application for authorization to construct and operate certain facilities comprising its proposed "Rockies Express-West Project." Upon approval by the FERC, this project will authorize the first planned segment extension of the Rockies Express Pipeline extending from the Cheyenne Hub located in Weld County, Colorado to an interconnection with Panhandle Eastern Pipe Line located in Audrain County, Missouri. The project will comprise approximately 713 miles of 42-inch diameter pipeline and is proposed to transport approximately 1.5 billion cubic feet per day of natural gas across the following five states:
Wyoming, Colorado, Nebraska, Kansas and Missouri. The project will also include certain improvements to existing Rockies Express facilities located to the west of the Cheyenne Hub.

     On June 23, 2006, in FERC Docket No. CP06-401-000, TransColorado Gas Transmission Company filed an application for authorization to construct and operate certain facilities comprising its proposed "Blanco-Meeker Expansion Project." Upon implementation, this project will facilitate the transportation of up to approximately 250 million cubic feet per day of natural gas from the Blanco Hub area in San Juan County, New Mexico through TransColorado's existing interstate pipeline for delivery to the Rockies Express Pipeline at an existing point of interconnection located in the Meeker Hub in Rio Blanco County, Colorado.

     FERC Order No. 2004

     On July 20, 2006, the FERC accepted our interstate pipelines' May 19, 2005 compliance filing under Order No. 2004, the order adopting standards of conduct that govern the relationships between natural gas transmission providers and all their marketing and energy affiliates.


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

     SFAS No. 155

     On February 16, 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, it allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.

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

     EITF 06-3

     On June 28, the FASB ratified the consensuses reached by the Emerging Issues Task Force on EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)." According to the provisions of EITF 06-3:

     o taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer may include, but are not limited to, sales, use, value added, and some excise taxes; and

     o that the presentation of such taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22 (as amended) "Disclosure of Accounting Policies." In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis.

     EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006 (January 1, 2007 for us). We are currently reviewing the effects of EITF 06-3.

     FIN 48

     In June 2006, the FASB issued Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for us). We are currently reviewing the effects of this Interpretation.

     Proposed Standard on Pensions and Other Post-Retirement Benefits

     On July 26, 2006, the FASB affirmed its previous decision to make the recognition provisions of its proposed standard "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)," effective for public companies for fiscal years ending after December 15, 2006 (December 31, 2006 for us).

     We will be required to (i) apply the new standard to our year-end financial statements and (ii) recognize on our consolidated balance sheet the funded status of our pension and post-retirement benefit plans. We are currently reviewing the effects of this proposed standard and assessing the impact of the potential balance sheet changes.


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

Critical Accounting Policies and Estimates

     Accounting standards require information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of generally accepted accounting principles involves the exercise of varying degrees of judgment. Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of our financial statements.

     We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. In preparing our consolidated financial statements and related disclosures, examples of certain areas that require more judgment relative to others include our use of estimates in determining:

     o    the economic useful lives of our assets;

     o    the fair values used to determine possible asset impairment charges;

     o    provisions for uncollectible accounts receivable;

     o    exposures under contractual indemnifications; and

     o    various other recorded or disclosed amounts.

     Further information about us and information regarding our accounting policies and estimates that we consider to be "critical" can be found in our Annual Report on Form 10-K for the year ended December 31, 2005. There have not been any significant changes in these policies and estimates during the three and six months ended June 30, 2006.

Results of Operations

     Consolidated

                                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                                    ---------------------------    -------------------------
                                                                       2006             2005          2006           2005
                                                                    ---------        ----------    ----------     ----------
                                                                                         (In thousands)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments
    Products Pipelines............................................  $ 119,228        $  123,262    $  245,123     $  248,864
    Natural Gas Pipelines.........................................    150,841           115,044       294,373        238,731
    CO2...........................................................    124,109           114,778       245,777        237,636
    Terminals.....................................................    101,581            77,626       191,550        151,831
                                                                    ---------        ----------    ----------     ----------
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity
  investments(a)..................................................    495,759           430,710       976,823        877,062

  Depreciation, depletion and amortization expense................    (97,229)          (88,261)     (189,950)      (173,288)
  Amortization of excess cost of equity investments...............     (1,414)           (1,409)       (2,828)        (2,826)
  Interest and corporate administrative expenses(b)...............   (150,055)         (119,214)     (290,275)      (255,501)
                                                                    ---------        ----------    ----------     ----------
Net income........................................................  $ 247,061        $  221,826    $  493,770     $  445,447
                                                                    =========        ==========    ==========     ==========


---------------

     (a) 2006 Products Pipelines business segment amounts include environmental liability adjustments resulting in a $16,448 increase in expense and transmix contract settlements resulting in income of $5,700. 2006 Natural Gas Pipelines business segment amounts include environmental liability adjustments resulting in a $1,500 increase in expense, a $15,114 gain from the combined sale of our Douglas natural gas gathering system and Painter Unit fractionation facility, and a $6,244 reduction in expense due to the release of a reserve related to a natural gas pipeline contract obligation. 2006 CO2 business segment amounts include a $1,819 loss on derivative contracts used to hedge forecasted crude oil sales.
     (b) Includes unallocated interest income, interest and debt expense, general and administrative expenses (including unallocated litigation and environmental expenses) and minority interest expense.

     Throughout the first half of 2006, we increased earnings in 2006, relative to 2005, by capitalizing on:

     o improved margins from natural gas sale, transportation, and storage activities;

     o the sales of carbon dioxide, crude oil and natural gas plant liquids products at higher average prices, and transporting higher volumes of carbon dioxide for use in enhanced oil recovery operations; and

     o incremental contributions from bulk and liquids terminal operations acquired since the second quarter of 2005.

     For the second quarter of 2006, our consolidated net income was $247.1 million, or $0.53 per diluted unit. This compares to consolidated net income of $221.8 million, or $0.50 per diluted unit, for the second quarter of 2005. For the six month periods ended June 30, our consolidated net income totaled $493.8 million ($1.06 per diluted unit) in 2006 and $445.4 million ($1.04 per diluted unit) in 2005. We earned total revenues of $2,196.5 million and

$2,126.4 million, respectively, in the three month periods ended June 30, 2006 and 2005, and total revenues of $4,588.1 million and $4,098.3 million, respectively, in the six month periods ended June 30, 2006 and 2005.

     Because our partnership agreement requires us to distribute 100% of our available cash to our partners on a quarterly basis (available cash consists primarily of all our cash receipts, less cash disbursements and changes in reserves), we consider each period's earnings before all non-cash depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments, to be an important measure of our success in maximizing returns to our partners. Our segment earnings before depreciation, depletion and amortization expenses consist of our:

     o    revenues;

     o    earnings from equity investments;

     o    income taxes;

     o    allocable interest income; and

     o    other income items, net of other expense items;

     less

     o operating expenses, which include our natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes; and

     o    other operating expense (income) items.

     We use this measure of profit and loss (segment earnings before depreciation, depletion and amortization expenses) internally for evaluating segment performance and deciding how to allocate resources to our four reportable business segments. For the second quarter of 2006 and 2005, our total segment earnings before depreciation, depletion and amortization totaled $495.8 million and $430.7 million, respectively; for the comparable six month periods, total segment earnings before depreciation, depletion and amortization totaled $976.8 million in 2006 and $877.1 million in 2005.

     Excluding the environmental and certain other items described in footnote
(a) in the table above and discussed following, our second quarter and year-to-date 2006 segment earnings before depreciation, depletion and amortization for our four business segments totaled $488.5 million for the second quarter of 2006, up 13% from total segment earnings before depreciation, depletion and amortization reported for the second quarter 2005. For the first six months of 2006, total segment earnings before depreciation, depletion and amortization, and the certain other items, totaled $969.5 million, up 11% from total segment earnings before depreciation, depletion and amortization reported for the same prior year period.

     Environmental Matters and Certain Other Items

     As described in footnote (a) in the table above, our second quarter and year-to-date 2006 segment earnings before depreciation, depletion and amortization included net earnings of $7.3 million from certain items occurring in the second quarter of 2006. The items consisted of the following:

     o a decrease of $17.9 million, related to additional environmental expense associated with environmental liability adjustments and refined petroleum products pipeline releases. The amount consisted of two pieces. First, after a review of any potential environmental issues that could impact our assets or operations and of our need to correctly record all related environmental contingencies, we recognized a decrease in earnings of $14.4 million, related to an increase in environmental expense and in our accrued environmental and related claim liabilities. Secondly, we recognized a decrease in earnings of $3.5 million, related to our share of additional environmental expense recognized by Plantation Pipe Line Company. The expense was related to environmental and clean-up liability adjustments associated with an April 17, 2006 pipeline release of turbine fuel from Plantation's 12-inch petroleum products pipeline located in Henrico County, Virginia.

          Our environmental expense of $17.9 million included a $14.9 million expense recorded within "Operations and maintenance," a $4.9 million expense recorded within "Earnings from equity investments," and a $1.9 million reduction in expense recorded within "Income Taxes" in our accompanying consolidated statements of income for the three and six months ended June 30, 2006. Combined, the $17.9 million increase in environmental expense resulted in a $16.4 million increase in expense to our Products Pipelines business segment and a $1.5 million increase in expense to our Natural Gas Pipelines business segment. For more information on environmental matters, see Note 3 to our consolidated financial statements included elsewhere in this report;

     o an increase of $15.1 million, related to the combined sale of our Douglas natural gas gathering system and Painter Unit fractionation facility. Effective April 1, 2006, we sold these assets to a third party for approximately $42.5 million in cash, and we included a net gain of $15.1 million within "Other expense (income)" in our accompanying consolidated statements of income for the three and six months ended June 30, 2006. For more information on this gain, see
          Note 2 to our consolidated financial statements included elsewhere in this report;

     o an increase of $6.2 million, related to a reduction in a previously established reserve for a natural gas purchase/sales contract. The contract is associated with the operations of our West Clear Lake natural gas storage facility located in Harris County, Texas. We acquired this storage facility as part of our acquisition of Kinder Morgan Tejas on January 31, 2002, and upon acquisition, we established a reserve for a contract liability. We included the $6.2 million reduction in the reserve within "Gas purchases and other costs of sales" in our accompanying consolidated statements of income for the three and six months ended June 30, 2006;

     o an increase of $5.7 million, related to two separate contract settlements from our petroleum transmix processing operations. First, we recorded income of $6.2 million from fees received for the early termination of a long-term transmix processing agreement at our Colton, California processing facility. Secondly, we recorded an expense of $0.5 million related to payments we made to Motiva Enterprises LLC in June 2006 to settle claims for prior period transmix purchase costs at our Richmond, Virginia processing facility. We included the net income of $5.7 million from these two items within "Other, net" in our accompanying consolidated statements of income for the three and six months ended June 30, 2006; and

     o a decrease of $1.8 million, due to a loss from ineffective cash flow hedging of forecasted sales of crude oil by our CO2 business segment. The hedge ineffectiveness resulted from differences between the deliverable grade of crude oil specified in our derivative contracts, on the one hand, and the deliverable grade of crude oil we expected to sell, on the other hand. We included this ineffective loss as a reduction to revenues and included the amount within "Product sales and other" in our accompanying consolidated statements of income for the three and six months ended June 30, 2006.

     Declared Partnership Distributions

     We declared a cash distribution of $0.81 per unit for the second quarter of 2006 (an annualized rate of $3.24). This distribution is almost 4% higher than the $0.78 per unit distribution we made for the second quarter of 2005. Our general partner and our common and Class B unitholders receive quarterly distributions in cash, while KMR, the sole owner of our i-units, receives quarterly distributions in additional i-units. The value of the quarterly per-share distribution of i-units is based on the value of the quarterly per-share cash distribution made to our common and Class B unitholders.

     Our annual published budget calls for cash distributions of $3.28 per unit for 2006; however, no assurance can be given that we will be able to achieve this level of distribution. Our budget does not take into account any transportation rate reductions or capital costs associated with financing the payment of reparations sought by shippers on our Pacific operations' interstate pipelines, which we now estimate will be approximately $20 million in 2006. For more information on our Pacific operations' regulatory proceedings, see Note 3 to our consolidated financial statements included elsewhere in this report.

     Products Pipelines

                                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                                    ---------------------------    -------------------------
                                                                       2006            2005             2006          2005
                                                                       ----            ----             ----          ----
                                                                           (In thousands, except operating statistics)
Revenues......................................................      $   189,021      $  174,632    $  369,547      $ 345,915
Operating expenses(a).........................................          (78,893)        (57,070)     (139,540)      (109,126)
Earnings from equity investments(b)...........................            2,688           7,065        10,553         15,450
Interest income and Other, net-income (expense)(c)............            7,229           1,372         8,435          2,663
Income taxes(d)...............................................             (817)         (2,737)       (3,872)        (6,038)
                                                                    -----------      ----------    ----------      ---------
  Earnings before depreciation,depletion and amortization
  expense and amortization of excess cost of
  equity investments..........................................          119,228         123,262       245,123        248,864

Depreciation, depletion and amortization expense..............          (20,479)        (19,828)      (40,721)       (39,222)
Amortization of excess cost of equity investments.............             (839)           (836)       (1,680)        (1,680)
                                                                    -----------      ----------    ----------      ---------
  Segment earnings............................................      $    97,910      $  102,598    $  202,722      $ 207,962
                                                                    ===========      ==========    ==========      =========

Gasoline (MMBbl)..............................................            115.4           118.0         227.0          226.9
Diesel fuel (MMBbl)...........................................             39.3            40.8          78.0           81.0
Jet fuel (MMBbl)..............................................             29.9            29.4          59.4           58.8
                                                                    -----------      ----------    ----------      ---------
  Total refined product volumes (MMBbl).......................            184.6           188.2         364.4          366.7
Natural gas liquids (MMBbl)...................................              8.9             8.0          18.7           17.6
  Total delivery volumes (MMBbl)(e)...........................            193.5           196.2         383.1          384.3
                                                                    ===========      ==========    ==========      =========

__________

(a) 2006 amounts include a $13,458 increase in expense associated with environmental liability adjustments.
(b) 2006 amounts include a $4,861 increase in expense associated with environmental liability adjustments on Plantation Pipe Line Company.
(c) 2006 amounts include a $5,700 increase in income from the settlement of transmix processing contracts.
(d) 2006 amounts include a $1,871 decrease in expense associated with the tax effect on our share of environmental expenses incurred by Plantation Pipe Line Company and described in footnote (b).
(e) Includes Pacific, Plantation, North System, CALNEV, Central Florida, Cypress and Heartland pipeline volumes.

     Our Products Pipelines segment reported earnings before depreciation, depletion and amortization of $119.2 million on revenues of $189.0 million in the second quarter of 2006. This compares to earnings before depreciation, depletion and amortization of $123.3 million on revenues of $174.6 million in the second quarter of 2005. For the comparable six month periods, the segment reported earnings before depreciation, depletion and amortization of $245.1 million on revenues of $369.5 million in 2006, and earnings before depreciation, depletion and amortization of $248.9 million on revenues of $345.9 million in 2005.

     As noted in the table above, and referred to above in "-Consolidated--Environmental Matters and Certain Other Items," the segment's 2006 earnings included an expense of $16.4 million from the adjustment of environmental liabilities and other income of $5.7 million from the settlement of two separate transmix processing contracts. Excluding these two items, segment earnings before depreciation, depletion and amortization expenses totaled $129.9 million for the second quarter of 2006 and $255.8 million for the first six months of 2006.

     Segment Earnings before Depreciation, Depletion and Amortization

     Excluding the effect of the two adjustments described above, our Products Pipelines' segment earnings before depreciation, depletion and amortization increased $6.6 million (5%) in the second quarter of 2006, and $6.9 million (3%) in the first half of 2006, compared to the same prior year periods. Despite relatively flat earnings across the comparable first quarter periods, the segment was able to increase earnings before depreciation, depletion and amortization expenses in the second quarter of 2006, relative to a year ago, from strong performances from our Southeast terminal operations, our North System, our Central Florida and Cypress pipelines, our Pacific operations, and our equity interest in Plantation Pipe Line Company, all of which produced improved results compared to the second quarter of 2005. Earnings from our Transmix operations and our proportionate interest in the Cochin Pipeline declined in the second quarter of 2006 versus the second quarter of 2005.

     The segment's overall increases in segment earnings before depreciation, depletion and amortization expenses (and excluding the above adjustments) for the comparable three and six month periods primarily included the following period-to-period increases and decreases:

     o increases of $2.2 million (26%) and $3.1 million (20%), respectively, from our Southeast products terminal operations--due primarily to higher product inventory sales at higher average prices and to incremental storage revenues from certain terminals acquired from Charter Terminal Company and Charter-Triad Terminals in November 2004;

     o increases of $2.2 million (63%) and $1.6 million (17%), respectively, from our North System--due largely to higher throughput revenues and higher natural gas liquids product gains in the second quarter of 2006 versus the second quarter of 2005;

     o increases of $1.1 million (1%) and $3.1 million (2%), respectively, from our combined West Coast refined petroleum products pipelines and terminal operations, which include our Pacific operations, our CALNEV Pipeline and our West Coast terminals.

          The quarter-to-quarter increase in earnings before depreciation, depletion and amortization expenses from these three operations was driven by increases of $0.5 million (5%) from our West Coast terminal operations and $0.4 million (1%) from our Pacific operations. The increase from our West Coast terminals was primarily due to a $1.8 million (13%) increase in operating revenues, partially offset by higher quarter-to-quarter operating expenses. The earnings increase was driven by additional tankage at our Carson/Los Angeles Harbor system terminals, overall higher product throughput, and higher rent rates. The increase from our Pacific operations was largely due to lower property tax expenses and higher administrative overhead collected from recollectible capital projects. The decrease in property tax expenses related to adjustments made to tax liability accounts in May 2006, following a favorable ruling settling differences over property valuations in the State of Arizona.

          The increase in earnings for the comparable six month periods was primarily due to a $2.2 million (10%) increase from our CALNEV Pipeline operations and a $0.7 million (1%) increase from our Pacific operations. The increase from CALNEV was mainly due to higher product delivery revenues, driven by an over 7% increase in delivery volumes and a 4% increase in average tariff rates. The higher volumes in 2006 were attributable to both strong demand, primarily from the Las Vegas, Nevada market, and to service interruptions in the first quarter of 2005 resulting from adverse weather on the West Coast. The higher tariffs were due to a Federal Energy Regulatory Commission tariff index increase in July 2005 (producer price index-finished goods adjustment). The increase from our Pacific operations was due principally to the same factors that affected second quarter results, as discussed above;

     o increases of $0.9 million (11%) and $0.3 million (2%), respectively, from our Central Florida Pipeline--due largely to higher refined products transportation revenues in the second quarter of 2006, compared to the second quarter a year ago. In the second quarter of 2006, total pipeline delivery revenues increased $1.2 million (12%) compared to the second quarter of 2005. The increase was due to a 2% increase in product delivery volumes and to a 10% increase in the average tariff per barrel transported;

     o an increase of $0.8 million (9%) in the comparable second quarter periods from our approximate 51% ownership interest in Plantation Pipe Line Company--due chiefly to higher operating fees. Earnings from our investment in Plantation were flat across both six month periods, as higher income from operating functions were offset by lower equity earnings;

     o decreases of $0.3 million (6%) and $0.3 million (3%), respectively, from our 49.8% ownership interest in the Cochin pipeline system--due primarily to lower transportation revenues caused by a drop in ethylene delivery volumes. The decrease in delivery volumes was primarily due to pipeline operating pressure restrictions. Total delivery volumes on the Cochin Pipeline decreased 16% in the second quarter of 2006 versus the second quarter of 2005; and

     o decreases of $0.2 million (4%) and $0.9 million (8%), respectively, from our petroleum pipeline transmix processing operations--due primarily to lower revenues and higher fuel and power expenses in the second quarter of 2006, compared to the second quarter last year.

          On a year-to-date basis, total transmix processing volumes decreased over 5% in 2006 versus 2005, largely due to a decrease at our Indianola, Pennsylvania transmix facility. The higher expenses were partly due to the start-up of our recently constructed transmix facility located in Greensboro, North Carolina. In the second quarter of 2006, we completed construction and placed into service the approximately $11 million facility, which is capable of processing 6,000 barrels of transmix per day for Plantation and other interested parties. In the second quarter of 2006, the Greensboro facility accounted for incremental earnings before depreciation, depletion and amortization of $0.2 million.

     Segment Details

     Revenues for the segment increased $14.4 million (8%) in the second quarter of 2006 compared to the second quarter of 2005. For the comparable six month periods, revenues increased $23.6 million (7%) in 2006 versus 2005.

     The period-to-period increases in segment revenues for the comparable three and six month periods of 2006 and 2005, respectively, were principally due to the following:

     o increases of $10.2 million (78%) and $9.2 million (33%), respectively, from our Southeast terminals--largely attributable to higher product inventory sales, as described above;

     o increases of $1.8 million (13%) and $3.5 million (13%), respectively, from our West Coast terminals--related to rent escalations, higher throughput barrels and rates at various locations, and additional tank capacity at our Carson/Los Angeles Harbor system terminals;

     o increases of $1.0 million (7%) and $3.3 million (12%), respectively, from our CALNEV Pipeline. The quarter-to-quarter increase was primarily due to a $0.9 million (8%) increase in refined product delivery revenues in the second quarter of 2006, compared to the second quarter of 2005. The increase from product delivery revenues was due to a 3% increase in transport volumes and a 4% increase in average tariff rates. For the comparable six month periods, the $3.3 million increase in 2006 over 2005 consisted of a $2.6 million (12%) increase in product delivery revenues and a $0.7 million (10%) increase in product terminal revenues. The increase from product deliveries was due to an over 7% increase in delivery volumes and an over 4% increase in average tariff rates, due to a Federal Energy Regulatory Commission tariff index increase in July 2005 (producer price index-finished goods adjustment);

     o increases of $1.2 million (12%) and $1.7 million (9%), respectively, from our Central Florida Pipeline--driven by increases of 10% and 8%, respectively, in the average tariff rates for the three and six month periods of 2006 compared to 2005;

     o increases of $1.2 million (15%) and $1.2 million (7%), respectively, from our North System--due to higher natural gas liquids delivery revenues in the second quarter of 2006. The increase was driven by an over 3% increase in natural gas liquids delivery volumes and an 11% increase in average tariffs. The tariff increase resulted from a combination of an annual indexed tariff increase approved by the Federal Energy Regulatory Commission (effective July 1, 2005), and an increase in the proportion of volumes shipped at higher versus lower tariffs offered on the North System;

     o decrease of $0.2 million (0%) and increase of $5.2 million (3%), respectively, from our Pacific operations. The quarter-to-quarter decrease consisted of a $1.0 million (2%) decrease in refined product delivery revenues and a $0.8 million (3%) increase in product terminal revenues in the second quarter of 2006, compared to the second quarter of 2005. The decrease from product delivery revenues was due to an almost 2% decrease in mainline average tariff rates, reflecting the impact of rate reductions that went into effect on May 1, 2006 according to settlements reached over our Pacific operations' litigated rate case issues. Without this rate reduction, revenues from our Pacific operations would have increased in the second quarter of 2006, relative to the second quarter of 2005.

          For the comparable six month periods, the increase in revenues consisted of a $2.5 million (2%) increase from mainline delivery revenues and a $2.7 million (6%) increase in product terminal revenues. The increase from product delivery revenues was due to an almost 2% increase in mainline delivery volumes, and the increase from terminal revenues was due to the higher transportation volumes and to incremental service revenues, including diesel lubricity-improving injection services that we began offering in May 2005;

     o decreases of $1.2 million (13%) and $0.8 million (4%), respectively, from our ownership interest in Cochin--attributable to the lower transportation revenues, as described above;

     Combining all of the segment's operations, total delivery volumes of refined petroleum products decreased almost 2% in the second quarter of 2006, compared to the second quarter of 2005. Excluding volumes delivered by Plantation Pipe Line, combined deliveries of refined petroleum products were essentially unchanged across both quarterly periods. In the second quarter of 2006, Plantation realized a 6.7% decrease in delivery volumes compared to the second quarter of 2005, due to alternative pipeline service into Southeast markets and to changes in supply from Louisiana and Mississippi refineries. Compared to the second quarter of 2005, total deliveries of natural gas liquids increased 11% in the second quarter of 2006, and quarter-to-quarter refined product delivery volumes were up 3.5% and 1.9%, respectively, on our CALNEV and Central Florida pipelines in 2006. Through the first six months of 2006, and excluding Plantation volumes, total refined product delivery volumes for the segment were up 1.4%, but segment gasoline delivery volumes were down 0.2%, diesel volumes were up 2.8% and jet fuel volumes were up 5.2%.

     Excluding the 2006 environmental liability adjustment, the segment's combined operating expenses, which consist of all cost of sales expenses, operating and maintenance expenses, fuel and power expenses, and all tax expenses, excluding income taxes, increased $8.4 million (15%) and $17.0 million (16%), respectively, in the second quarter and first half of 2006, compared to the same year-ago periods. The overall increases in operating expenses for the comparable three and six month periods were mainly due to the following:

     o increases of $8.0 million (170%) and $6.1 million (50%), respectively, from our Southeast terminals--largely attributable to higher ethanol purchases (offset by higher ethanol revenues) and increased operating and maintenance expenses associated with increased terminal activities;

     o increases of $1.1 million (22%) and $2.9 million (31%), respectively, from our West Coast terminals--primarily related to incremental environmental expenses, higher operating expenses related to increased terminal activities, and higher electricity expenses due to increased volumes and higher utility rates;

     o increases of $0.9 million (24%) and $1.1 million (15%), respectively, from our CALNEV Pipeline--due primarily to higher electricity expenses, higher second quarter 2006 operating expenses, and incremental environmental expense accruals. The increases in power expenses related to increases in product delivery volumes and to increases in average utility rates;

     o increases of $0.4 million (20%) and $1.5 million (37%), respectively, from our Central Florida Pipeline operations--due primarily to environmental expenses in the first half of 2006 (expenses excluded from the amounts referred to above in "-Consolidated--Environmental Matters and Certain Other Items"), and to higher operating and maintenance expenses associated with higher throughput volumes;

     o decrease of $0.4 million (1%) and increase of $4.9 million (11%), respectively, from our Pacific operations. The quarter-to-quarter decrease was primarily due to lower property taxes in the second quarter of 2006, described above, and to lower operating and maintenance expenses due to higher second quarter 2005 expenses associated with line wash-outs, repairs and environmental issues. The increase in the first half of 2006 over the first half of 2005 was largely due to higher fuel and power expenses in 2006, due to both product delivery volume and utility rate increases, and to a utility rebate credit received in the first quarter of 2005; and

     o decreases of $0.7 million (17%) and $0.3 million (4%), respectively, from our interest in the Cochin Pipeline--due to lower operating, maintenance, and fuel and power expenses, all primarily related to the decrease in transportation volumes in 2006 compared to 2005, as discussed above.

     The segment's equity investments consist of our approximate 51% interest in Plantation Pipe Line Company, our 50% interest in the Heartland Pipeline Company, and our 50% interest in Johnston County Terminal, LLC that was included in our November 2004 Charter products terminals acquisition. Excluding the adjustment related to our share of Plantation's environmental expenses described above, earnings from these investments increased $0.5 million (7%) in the second quarter of 2006, when compared to the same period last year. Segment earnings from equity investments were flat across the comparable six month periods. The quarter-to-quarter increase was primarily due to a $0.4 million increase in equity earnings from our investment in Heartland. Heartland's net income for the second quarter of 2006 exceeded its net income for the second quarter of 2005 largely due to expenses, recognized in the second quarter of 2005, related to refined products imbalance adjustments.

     Excluding the $5.7 million other income item from the settlement of transmix processing contracts in the second quarter of 2006, the segment's income from both allocable interest income and other income and expense items remained flat across both comparable three and six month periods.

     Excluding the adjustment for the tax effect on Plantation's environmental adjustment, the segment's income tax expenses were unchanged across the comparable three month periods, but decreased $0.3 million (5%) in the first six months of 2006, compared to 2005. The decrease was primarily due to the lower pre-tax earnings from Plantation Pipe Line Company, due primarily to higher oil loss expenses related to higher product prices, and lower transportation revenues. Compared to the first half of 2005, Plantation's overall pipeline deliveries of refined products declined 5% in 2006, due principally to warmer than normal weather, and partly to incremental volumes being diverted to competing pipelines.

     Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of equity investments, increased $0.7 million (3%) in the second quarter of 2006 and $1.5 million (4%) in the first half of 2006, when compared to the same prior year periods. The quarter-to-quarter increase was primarily due to higher expenses from our Pacific operations, related to higher depreciable costs as a result of the capital spending we have made for both pipeline and storage expansion since the end of the second quarter of 2005. In addition to higher depreciation from our Pacific operations, the $1.5 million increase in the comparable six month periods includes incremental depreciation charges from our Southeast terminal operations, related to additional depreciation expense as a result of final purchase price allocations, made in the fourth quarter of 2005, for depreciable terminal assets we acquired in November 2004 from Charter Terminal Company and Charter-Triad Terminals, LLC.

     Natural Gas Pipelines


                                                                    Three Months Ended June 30,     Six Months Ended June 30,
                                                                    ---------------------------     -------------------------
                                                                         2006          2005             2006         2005
                                                                         ----          ----             ----         ----
                                                                           (In thousands, except operating statistics)
Revenues......................................................      $  1,601,760   $  1,616,657     $ 3,431,756   $ 3,089,549
Operating expenses and Other expense(a).......................        (1,461,960)    (1,509,692)     (3,159,726)   (2,866,787)
Earnings from equity investments..............................            10,609          8,598          21,771        17,028
Interest income and Other, net-income (expense)...............                47            562             499           479
Income taxes..................................................               385         (1,081)             73        (1,538)
                                                                    ------------   ------------     -----------   -----------
  Earnings before depreciation, depletion and amortization
  expense and amortization of excess cost of equity
  investments.................................................           150,841        115,044         294,373       238,731

Depreciation, depletion and amortization expense..............           (16,046)       (15,816)        (31,979)      (30,574)
Amortization of excess cost of equity investments.............               (70)           (69)           (139)         (138)
                                                                    ------------   ------------     -----------   -----------
  Segment earnings............................................      $    134,725   $     99,159     $   262,255   $   208,019
                                                                    ============   ============     ===========   ===========

Natural gas transport volumes (Trillion Btus)(b)..............             345.7          307.1           682.5         645.1
                                                                    ============   ============     ===========   ===========
Natural gas sales volumes (Trillion Btus)(c)..................             223.0          222.7           446.5         449.3
                                                                    ============   ============     ===========   ===========


__________

     (a) 2006 amounts include a $1,500 increase in expense associated with environmental liability adjustments, a $6,244 reduction in expense due to the release of a reserve related to a natural gas pipeline contract obligation, and a $15,114 gain from the combined sale of our Douglas natural gas gathering system and Painter Unit fractionation facility.

     (b) Includes Kinder Morgan Interstate Gas Transmission, Texas intrastate natural gas pipeline group, Trailblazer and TransColorado pipeline volumes.

     (c)  Represents Texas intrastate natural gas pipeline group.

     Our Natural Gas Pipelines business segment reported earnings before depreciation, depletion and amortization of $150.8 million on revenues of $1,601.8 million in the second quarter of 2006. This compares to earnings before depreciation, depletion and amortization of $115.0 million on revenues of $1,616.7 million in the second quarter of 2005. For the six month periods ended June 30, 2006 and 2005, the segment reported earnings before depreciation, depletion and amortization of $294.4 million and $238.7 million, respectively, and revenues of $3,431.8 million and $3,089.5 million, respectively.

     As noted in the table above, and referred to above in "--Consolidated--Environmental Matters and Certain Other Items," the segment's 2006 earnings included an expense of $1.5 million from the adjustment of our environmental liabilities, a reduction in expense of $6.2 million due to the release of a reserve related to a natural gas purchase/sales contract, and a gain of $15.1 million from the combined sale of our Douglas natural gas gathering system and Painter Unit fractionation facility. Excluding these three items, segment earnings before depreciation, depletion and amortization expenses totaled $131.0 million for the second quarter of 2006 and $274.6 million for the first six months of 2006.

     Segment Earnings before Depreciation, Depletion and Amortization

     Excluding the effect of the three adjustments described above, the segment's $16.0 million (14%) increase in earnings before depreciation, depletion and amortization in the second quarter of 2006 versus the second quarter of 2005, and its $35.9 million (15%) increase in earnings before depreciation, depletion and amortization in the first half of 2006 versus the first half of 2005 were primarily related to the following changes:

     o increases of $12.7 million (24%) and $28.9 million (25%), respectively, from our Texas intrastate natural gas pipeline group--due primarily to improved margins from natural gas sales activities. Margin is defined as the difference between the prices at which we buy gas in our supply areas and the prices at which we sell gas in our market areas, less the cost of fuel to transport. Our Texas intrastate group's margins can vary depending upon, among other things, the price volatility of natural gas produced in and delivered from the Gulf Coast region and Texas, the availability of transportation systems with adequate capacity, the availability of pipeline and/or underground system storage, and any changes or trends in the terms or conditions in which natural gas sale and purchase prices are contractually indexed;

     o increases of $2.1 million (104%) and $3.8 million (73%), respectively, from our Casper Douglas natural gas gathering and processing operations--due mainly to increased natural gas sales, favorable gas imbalance gains and higher commodity prices, net of hedges;

     o increases of $1.9 million (26%) and $4.9 million (34%), respectively, from our 49% equity investment in the Red Cedar Gathering Company--due largely to higher prices on incremental sales of excess fuel gas and by higher natural gas gathering revenues;

     o increases of $1.8 million (20%) and $3.7 million (20%), respectively, from our TransColorado Pipeline--due primarily to higher gas transmission revenues, related to higher delivery volumes. The increase in volumes resulted from system improvements associated with an expansion, completed since the end of the first quarter of 2005, on the northern portion of the pipeline. TransColorado's north system expansion project was in-service on January 1, 2006, and provides for up to 300 million cubic feet per day of additional northbound transportation capacity;

     o an increase of $1.2 million (11%) and a decrease of $2.4 million (9%), respectively, from our Trailblazer Pipeline--due to timing differences on the settlements of pipeline transportation imbalances in each of the first two quarters of 2006 versus the same periods of 2005. These pipeline imbalances were due to differences between the volumes nominated and volumes delivered at an inter-connecting point by the pipeline; and

     o decreases of $3.7 million (12%) and $3.0 million (6%), respectively, from our Kinder Morgan Interstate Gas Transmission system--due largely to favorable imbalance valuation adjustments recognized in the second quarter of 2005.

     Segment Details

     Compared to the same two periods last year, total segment operating revenues, including revenues from natural gas sales, decreased $14.9 million (1%) in the second quarter of 2006, but increased $342.3 million (11%) in the first six months of 2006. Similarly, excluding the effect of the three adjustments described above, combined operating expenses, including natural gas purchase costs and excluding the 2006 environmental and contract obligation adjustments, decreased $27.9 million (2%) in the second quarter of 2006, and increased $312.8 million (11%) in the first six months of 2006, when compared to the same periods of 2005.

     The period-to-period changes in segment revenues and segment operating expenses were due mainly to the purchase and sales activities of our Texas intrastate natural gas pipeline group, discussed above, and to the relative changes in average natural gas prices, which decreased in the second quarter of 2006, relative to the second quarter of 2005, but increased in the first half of 2006, relative to the first half of 2005. Accordingly, revenues from the sales of natural gas by our Texas Intrastate group decreased $15.9 million (1%) in the second quarter of 2006 versus the second quarter of 2005, but increased $324.0 million (12%) in the first half of 2006 versus the first half of 2005; similarly, the group's costs of sales, excluding the adjustment related to the pipeline contract obligation adjustment, decreased $35.5 million (2%) in the second quarter of 2006 versus the second quarter of 2005, but increased $294.1 million (11%) in the first half of 2006 versus the first half of 2005.

     We account for the segment's investments in Red Cedar Gathering Company, Coyote Gas Treating, LLC and Thunder Creek Gas Services, LLC under the equity method of accounting. Combined earnings from these three investees increased $2.0 million (23%) and $4.7 million (28%), respectively, in the second quarter and first six months of 2006, when compared to the same periods last year. The increases were chiefly due to higher net income earned by Red Cedar during 2006, as described above.

     The segment's interest income and earnings from other income items decreased $0.5 million in the second quarter of 2006, compared to the second quarter of 2005, but were flat across the comparable six month periods. The quarter-to-quarter decrease was mainly due to higher gains, recognized in the second quarter of 2005, from changes in the fair value of derivative contracts used to hedge our Mier-Monterrey Mexico Pipeline's exposure to unfavorable changes in foreign currency exchange rates.

     Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of investments, increased only slightly over both comparable periods--$0.2 million (1%) in the second quarter and $1.4 million (5%) in the first six months of 2006, when compared to the same periods last year. The increases were largely due to incremental capital spending since June 2005, and to additional depreciation charges on our Kinder Morgan Texas system due to the acquisition of our North Dayton, Texas natural gas storage facility in August 2005.

     CO2

                                                                    Three Months Ended June 30,     Six Months Ended June 30,
                                                                    ---------------------------     -------------------------
                                                                       2006          2005               2006         2005
                                                                       ----          ----               ----         ----
                                                                           (In thousands, except operating statistics)
Revenues(a)...................................................      $    185,789     $  162,029     $  360,480     $  325,192
Operating expenses(b).........................................           (66,715)       (54,334)      (125,324)      (103,843)
Earnings from equity investments..............................             5,075          7,151         10,733         16,399
Other, net-income (expense)...................................                11             (1)            12              -
Income taxes..................................................               (51)           (67)          (124)          (112)
                                                                    ------------     ----------     ----------     ----------
  Earnings before depreciation, depletion and amortization
  Expense and amortization of excess cost of equity
  investments.................................................           124,109        114,778        245,777        237,636

Depreciation, depletion and mortization expense(c)............           (42,018)       (38,462)       (81,290)       (77,164)
Amortization of excess cost of equity investments.............              (505)          (504)        (1,009)        (1,008)
                                                                    ------------     ----------     ----------     ----------
  Segment earnings............................................      $     81,586         75,812     $  163,478     $  159,464
                                                                    ============     ==========     ==========     ==========

                                                                    Three Months Ended June 30,     Six Months Ended June 30,
                                                                    ---------------------------     -------------------------
                                                                       2006             2005           2006           2005
                                                                       ----             ----           ----           ----
Carbon dioxide delivery volumes (Bcf)(d)......................         166.7              155.5         339.1           325.4
                                                                    ========          =========     =========       =========
SACROC oil production (gross) (MBbl/d)(e).....................          30.8               32.5          31.0            33.1
                                                                    ========          =========     =========       =========
SACROC oil production (net) (MBbl/d)(f).......................          25.6               27.0          25.9            27.6
                                                                    ========          =========     =========       =========
Yates oil production (gross)(MBbl/d)(e).......................          26.2               24.0          25.6            24.0
                                                                    ========          =========     =========       =========
Yates oil production (net) (MBbl/d)(f)........................          11.6               10.7          11.4            10.7
                                                                    ========          =========     =========       =========
Natural gas liquids sales volumes (net) (MBbl/d)(f)...........           9.0                9.3           9.2             9.5
                                                                    ========          =========     =========       =========
Realized weighted average oil price per Bbl(g)(h).............      $  31.28          $   27.39     $   30.88       $   28.10
                                                                    ========          =========     =========       =========
Realized weighted average natural gas liquids price
per Bbl(h)(i).................................................      $  45.64          $   35.40     $   43.48       $   34.67
                                                                    ========          =========     =========       =========

__________

     (a) 2006 amounts include a $1,819 loss on derivative contracts used to hedge forecasted crude oil sales.
     (b) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
     (c) Includes depreciation, depletion and amortization expense associated with oil and gas producing and gas processing activities in the amount of $37,334 for the second quarter of 2006, $33,712 for the second quarter of 2005, $71,924 for the first six months of 2006, and $68,025 for the first six months of 2005. Includes depreciation, depletion and amortization expense associated with sales and transportation services activities in the amount of $4,684 for the second quarter of 2006, $4,750 for the second quarter of 2005, $9,366 for the first six months of 2006, and $9,139 for the first six months of 2005.
     (d) Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline and Pecos pipeline volumes.
     (e) Represents 100% of the production from the field. We own an approximate 97% working interest in the SACROC unit and an approximate 50% working interest in the Yates unit.
     (f)  Net to Kinder Morgan, after royalties and outside working interests.
     (g)  Includes all Kinder Morgan crude oil production properties.
     (h) Hedge gains/losses for oil and natural gas liquids are included with crude oil.
     (i) Includes production attributable to leasehold ownership and production attributable to our ownership in processing plants and third party processing agreements.

     Our CO2 segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates. The segment's primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called
CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids. For the second quarter of 2006, the segment reported earnings before depreciation, depletion and amortization of $124.1 million on revenues of $185.8 million. These amounts compare to earnings before depreciation, depletion and amortization of $114.8 million on revenues of $162.0 million in the same quarter last year. For the comparable six month periods, the segment reported earnings before depreciation, depletion and amortization of $245.8 million on revenues of $360.5 million in 2006, and earnings before depreciation, depletion and amortization of $237.6 million on revenues of $325.2 million in 2005.

     Segment Earnings before Depreciation, Depletion and Amortization

     As noted in the table above, and referred to above in "--Consolidated--Environmental Matters and Certain Other Items," second quarter and year-to-date 2006 segment earnings before depreciation, depletion and amortization included a charge of $1.8 million from a loss on derivative contracts used to hedge forecasted crude oil sales. Excluding this item, segment earnings before depreciation, depletion and amortization totaled $125.9 million in the second quarter of 2006 and $247.6 million in the first six months of 2006.

     Sales and Transportation Activities

     For our CO2 segment, both the $11.1 million (10%) increase in earnings before depreciation, depletion and amortization in the second quarter of 2006 over the second quarter of 2005 and the $10.0 million (4%) increase in the first six months of 2006 over the first six months of 2005 (excluding the above adjustment) were driven by higher earnings from the segment's carbon dioxide sales and transportation activities. Earnings before depreciation, depletion and amortization from these activities increased $7.5 million (19%) and $12.9 million (17%), respectively, in the second quarter and first half of 2006, when compared to the same prior year periods. The increases were driven primarily by higher revenues from carbon dioxide sales and crude oil pipeline transportation.

     The period-to-period increases in carbon dioxide sales revenues were due to higher average prices, largely attributable to continued strong demand for carbon dioxide from tertiary oil recovery projects, which commonly inject carbon dioxide into reservoirs adjacent to producing crude oil wells. The carbon dioxide acts as both a pressurizing agent and, when dissolved into the underground crude oil, mobilizes trapped oil and significantly reduces its viscosity, enabling the oil to flow more easily to production wells. Accordingly, carbon dioxide prices have correlated closely with the increase in crude oil prices since the end of the second quarter of 2005. Also, during both 2006 and 2005, we did not use derivative contracts to hedge or help manage the financial impacts associated with the increases in carbon dioxide prices, and as always, we did not recognize profits on carbon dioxide sales to ourselves.

     Oil and Gas Producing Activities

     The remaining changes in period-to-period segment earnings before depreciation, depletion and amortization--an increase of $3.6 million (5%) in the comparable three month periods and a decrease of $2.9 million (2%) in the comparable six month periods, were attributable to the segment's oil and natural gas producing activities, which also include its natural gas processing activities.

     The increase in earnings from oil and gas activities in the comparable three month periods reflected an $18.9 million (14%) increase in revenues in 2006, relative to 2005, which more than offset a $15.3 million (26%) increase in combined operating expenses. The quarterly earnings increase was driven by strong oil production at the Yates oil field unit, partially offset by a previously announced decline in oil production at the SACROC unit. On a gross basis (meaning total quantity produced), average oil production increased 9% quarter-over-quarter at Yates, but decreased 5% at the SACROC unit, where the decline in production is mostly due to one section of the field that is underperforming. In addition, in the second quarter of 2006, we benefited from increases of 14% and 29%, respectively, in our realized weighted average price of oil and natural gas liquids per barrel, as compared to the second quarter of 2005. For the comparable six month periods, our realized weighted average prices of oil and natural gas liquids per barrel increased 10% and 25%, respectively.

     The decrease in earnings from oil and gas activities in the comparable six month periods was due to higher period-to-period combined operating expenses, which more than offset corresponding revenue increases in both the second quarter and the first six months of 2006. The increases in operating expenses were due to higher field operating and maintenance expenses, higher property and severance taxes, and higher fuel and power expenses. The increases in revenues were primarily due to higher prices on the sales of both natural gas liquids and crude oil.

     With respect to crude oil, prices throughout the first half of 2006 have remained at higher levels than the corresponding period in 2005. The higher prices for natural gas liquids reflect favorable gas processing margins, which is the relative difference in economic value (on an energy content basis) between natural gas liquids as a separated liquid, on the one hand, and as a portion of the residue natural gas stream, on the other hand.

     Because our CO2 segment is exposed to market risks related to the price volatility of crude oil and natural gas liquids, we mitigate this commodity price risk through a long-term hedging strategy that involves the use of derivative contracts as hedges to the exposure of fluctuating expected future cash flows produced by unpredictable changes in crude oil and natural gas liquids sales prices. The strategy is intended to generate more stable realized prices, and all of our hedge gains and losses for crude oil and natural gas liquids are included in our realized average price for oil; none are allocated to natural gas liquids. Had we not used energy derivative contracts to transfer commodity price risk, our crude oil sale prices would have averaged $67.46 per barrel in the second quarter of 2006, versus $50.95 per barrel in the second quarter of 2005. For more information on our hedging activities, see Note 10 to our consolidated financial statements included elsewhere in this report.

     Finally, in our report on Form 10-Q for the quarter ended March 31, 2006, we disclosed that we expected our CO2 segment to fall short of its annual published budget of segment earnings before depreciation, depletion and amortization expenses by approximately $45 million, or 8%. In the second quarter of 2006, the segment was able to make up a significant portion of that projected shortfall, and we now expect that our CO2 segment will fall approximately $20 million, or 4%, short of its 2006 budget of 16% growth in segment earnings before depreciation, depletion and amortization. Currently, we expect to achieve record annual carbon dioxide production volumes at the McElmo Dome source field in 2006, we expect actual production from the Yates field unit to exceed its annual budgeted production, and we expect that, compared to the first six months of this year, production from the SACROC field will increase in the remaining half of 2006.

     Segment Details

     Excluding the $1.8 million hedge ineffectiveness loss, our CO2 segment's revenues increased $25.6 million (16%) and $37.1 million (11%) in the second quarter and first six months of 2006, respectively, versus the same periods in 2005. The respective second quarter and year-to-date period-to-period increases were primarily due to the following:

     o increases of $13.8 million (15%) and $15.3 million (8%), respectively, from crude oil sales--attributable to higher average sale prices, partially offset by relatively flat period-to-period production volumes;

     o increases of $7.4 million (25%) and $12.3 million (21%), respectively, from natural gas liquids sales--attributable to higher average prices and partially offset by decreases in production primarily related to the lower production at SACROC;

     o increases of $3.5 million (28%) and $10.4 million (52%), respectively, from carbon dioxide sales--due mainly to higher average sale prices, discussed above, and to an almost 9% increase in sales volumes in the second quarter of 2006 versus the second quarter last year;

     o increases of $3.1 million (21%) and $4.3 million (15%), respectively, from carbon dioxide and crude oil pipeline transportation revenues--due largely to increases of 7% and 4%, respectively, in carbon dioxide delivery volumes; and

     o decreases of $4.2 million and $8.3 million, respectively, from natural gas sales--attributable to lower volumes of gas available for sale in the second quarter and first half of 2006 versus the same periods last year, largely due to natural gas volumes used at the power plant we constructed at the SACROC oil field unit and placed in service in June 2005. We constructed the SACROC power plant in order to reduce third-party charges for the production of electrical energy at the SACROC field and the power plant now provides approximately half of SACROC's current electricity needs. KMI operates and maintains the power plant under a five-year contract expiring in June 2010, and we reimburse KMI for its operating and maintenance costs.

     Compared to the same periods of 2005, the segment's operating expenses increased $12.4 million (23%) in the second quarter of 2006 and $21.5 million (21%) in the first six months of 2006. The increases consisted of the following:

     o increases of $7.4 million (30%) and $12.7 million (26%), respectively, from combined cost of sales and field operating and maintenance expenses-- largely due to higher well workover and completion expenses, including labor, related to infrastructure expansions at the SACROC and Yates oil field units since the second quarter last year. Workover expenses relate to incremental operating and maintenance charges incurred on producing wells in order to restore or increase production, and are often performed in order to stimulate production, add pumping equipment, remove fill from the wellbore, or mechanically repair the well;

     o increases of $3.2 million (30%) and $5.8 million (29%), respectively, from taxes, other than income taxes (primarily both property and production taxes)--attributable mainly to higher property and production (severance) taxes. The higher property taxes related to both increased asset infrastructure and higher assessed property values since the end of the second quarter of 2005; the higher severance taxes, which are primarily based on the gross wellhead production value of oil and natural gas, were driven by the higher period-to-period crude oil revenues; and

     o increases of $1.8 million (10%) and $3.0 million (8%), respectively, from fuel and power expenses-- due to increased carbon dioxide compression and equipment utilization, higher fuel costs, and higher electricity expenses due to higher rates as a result of higher fuel costs to electricity providers. Overall higher electricity costs were partly offset, however, by the benefits provided from the power plant we constructed at the SACROC oil field unit, described above.

     Earnings from the segment's equity investments, representing equity earnings from our 50% ownership interest in the Cortez Pipeline Company, decreased $2.1 million (29%) and $5.7 million (35%) in the second quarter and first six months of 2006, respectively, versus the same periods in 2005. The decreases reflect lower overall net income earned by Cortez, due primarily to lower carbon dioxide transportation revenues as a result of lower average tariff rates. The decrease in revenues from lower tariffs more than offset incremental revenues realized as a result of higher carbon dioxide delivery volumes.

     Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of investments, increased $3.6 million (9%) in the second quarter and $4.1 million (5%) in first six months of 2006, when compared to year-ago periods. The increases were due to higher depreciable costs, related to incremental capital spending since June 2005, and to incremental depreciation charges of $1.4 million attributable to the various oil and gas properties we acquired in April 2006 from Journey Acquisition - I, L.P. and Journey 2000, L.P.

     Terminals

                                                        Three Months Ended June 30,    Six Months Ended June 30,
                                                        ---------------------------    -------------------------
                                                           2006             2005          2006           2005
                                                        ---------        ----------    ---------      ----------
                                                               (In thousands, except operating statistics)
Revenues..............................................  $ 220,283        $  173,037    $ 426,671      $  337,631
Operating expenses(a).................................   (116,881)          (91,736)    (232,662)       (177,152)
Earnings from equity investments......................         78                24          114              33
Other, net-income (expense)...........................        (98)               31        1,279          (1,179)
Income taxes..........................................     (1,801)           (3,730)      (3,852)         (7,502)
                                                        ---------        ----------    ---------      ----------
  Earnings before depreciation, depletion and
  amortization expense and amortization of excess
  cost of equity investments..........................    101,581            77,626      191,550         151,831

Depreciation, depletion and amortization expense......    (18,686)          (14,155)     (35,960)        (26,328)
Amortization of excess cost of equity investments.....          -                 -            -               -
                                                        ---------        ----------    ---------      ----------
  Segment earnings....................................  $  82,895        $   63,471    $ 155,590      $  125,503

Bulk transload tonnage (MMtons)(b)....................       22.6              22.2         44.7            45.4
                                                        =========        ==========    =========      ==========
Liquids leaseable capacity (MMBbl)....................       43.5              37.3         43.5            37.3
                                                        =========        ==========    =========      ==========
Liquids utilization %.................................       96.6%             96.4%        96.6%           96.4%
                                                        =========        ==========    =========      ==========

----------

(a) Includes costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(b)  Volumes for acquired terminals are included for all periods.

     Our Terminals segment includes the operations of our petroleum and petrochemical-related liquids terminal facilities (other than those included in our Products Pipelines segment) as well as all of our coal and dry-bulk material services, including all transload, engineering and other in-plant services. In the second quarter of 2006, our Terminals segment reported earnings before depreciation, depletion and amortization of $101.6 million on revenues of $220.3 million. This compares to earnings before depreciation, depletion and amortization of $77.6 million on revenues of $173.0 million in the second quarter last year. For the first six months of 2006, our Terminals segment reported earnings before depreciation, depletion and amortization of $191.6 million on revenues of $426.7 million, while in the same period of 2005, the segment reported earnings before depreciation, depletion and amortization of $151.8 million on revenues of $337.6 million.

     Segment Earnings before Depreciation, Depletion and Amortization

     Our terminal acquisitions since the second quarter of 2005 primarily included the following:

     o our Texas Petcoke terminals, located in and around the Ports of Houston and Beaumont, Texas, acquired effective April 29, 2005;

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

     o our Kinder Morgan Blackhawk terminal located in Black Hawk County, Iowa, acquired in August 2005;

     o a terminal-related repair shop located in Jefferson County, Texas, acquired in September 2005; and

     o three terminal operations acquired separately in April 2006: terminal equipment and infrastructure located on the Houston Ship Channel, a rail terminal located at the Port of Houston, and a rail ethanol terminal located in Carson, California.

     Combined, these terminal operations acquired since the second quarter of 2005 accounted for incremental amounts of earnings before depreciation, depletion and amortization of $13.0 million, revenues of $28.2 million and operating expenses of $15.2 million, respectively, in the second quarter of 2006, and incremental amounts of earnings before depreciation, depletion and amortization of $28.0 million, revenues of $56.9 million and operating expenses of $28.9 million, respectively, in the first six months of 2006, when compared to the same periods a year ago.

     Most of the period-to-period increases in operating results from terminal acquisitions were attributable to the inclusion of our Texas petroleum coke terminals and repair shop assets, which we acquired from Trans-Global Solutions, Inc. for an aggregate consideration of approximately $247.2 million. The primary assets acquired included facilities and railway equipment located at the Port of Houston, the Port of Beaumont and the TGS Deepwater Terminal located on the Houston Ship Channel. The TGS acquisition made us the largest independent handler of petroleum coke in the United States. Including increases from the additional month of ownership in the second quarter of 2006 as well as increases from the same two months we owned the assets during both years, the petroleum coke terminal operations we acquired from TGS accounted for incremental amounts of earnings before depreciation, depletion and amortization of $6.6 million, revenues of $14.9 million and operating expenses of $8.3 million, respectively, in the second quarter of 2006, when compared to the second quarter of 2005. For the comparable six month periods, the assets accounted for incremental amounts of earnings before depreciation, depletion and amortization of $19.5 million, revenues of $38.3 million and operating expenses of $18.8 million, respectively, in the first six months of 2006, when compared to the same period of 2005.

     For all other terminal operations (those owned during both six month periods), earnings before depreciation, depletion and amortization increased $11.0 million (15%) in the second quarter of 2006 versus the second quarter of 2005, and increased $11.8 million (8%) in the first six months of 2006 versus the first six months of 2005. The overall changes in three and six month earnings from terminals owned during both years included the following:

     o increases of $2.0 million (11%) and $4.5 million (12%), respectively, from our Pasadena and Galena Park, Texas Gulf Coast liquids facilities--due to higher revenues from new customer agreements, higher truck loading rack service fees, and additional liquids tank capacity from capital expansions at our Pasadena terminal;

     o increases of $1.5 million (18%) and $2.8 million (16%), respectively, from our liquids terminal located in Carteret, New Jersey--due to higher revenues from new and renegotiated customer contracts and from increased petroleum imports to New York Harbor;

     o increases of $1.4 million (83%) and $2.2 million (66%), respectively, from our Shipyard River terminal, located in Charleston, South Carolina--largely due to higher revenues from increased cement volumes, tank rentals and ancillary terminal services;

     o increases of $1.3 million (42%) and $1.2 million (19%), respectively, from the combined operations of our Argo and Chicago, Illinois liquids terminals--due to increased ethanol throughput and incremental liquids storage and handling business;

     o increases of $1.0 million (404%) and $2.3 million (148%), respectively, from our bulk terminal located in Fairless Hills, Pennsylvania--due to higher volumes of steel imports and heavier shipping activity on the Delaware River;

     o increases of $1.0 million (28%) and $0.5 million (7%), respectively, from our Materials Services (rail transloading) region--mainly due to overall higher railcar activity and higher revenues from incremental ethanol transfers along the East Coast;

     o an increase of $0.8 million (203%) and a decrease of $1.5 million (155%), respectively, from our International Marine Terminals facility, a Louisiana partnership owned 66 2/3% by us. IMT, located in Port Sulphur, Louisiana, suffered property damage and a general loss of business due to the effects of Hurricane Katrina, which struck the Gulf Coast in the third quarter of 2005. The quarter-to-quarter increase in earnings was primarily due to higher terminal tonnage, higher dockage and fleeting revenues, and incremental business insurance revenues. The decrease in earnings in the comparable six month periods was largely due to higher expenses, including higher demurrage and shipping-related charges, incremental expenses related to Hurricane-related liability adjustments, and higher fuel costs;

     o increases of $0.7 million (40%) and $1.4 million (42%), respectively, from our Port Sutton, Florida bulk terminal--due primarily to higher stevedoring and transfer revenues associated with an increase in the number of inbound vessels and barge unloadings; and

     o an increase of $0.5 million (40%) and a decrease of $1.1 million (26%), respectively, from our Chesapeake Bay, Maryland bulk terminal. The quarter-to-quarter increase in earnings was primarily due to lower operating expenses in the first quarter of 2006, due to lower tonnage and lower rental expenses. The year-to-date decrease in earnings was largely due to lower revenues in 2006 versus 2005, due to lower petroleum coke and steel coil transfers.

     Segment Details

     Segment revenues for all terminals owned during both years increased $19.1 million (12%) in the second quarter of 2006, and $32.2 million (10%) in the first six months of 2006, when compared to the same prior-year periods. The overall changes in three and six month revenues from terminals owned during both years included the following:

     o increases of $5.8 million (28%) and $10.3 million (23%), respectively, from our Mid-Atlantic region, due primarily to higher steel volumes at our Fairless Hills terminal, and to higher tank rentals and cement and petroleum coke volumes at our Shipyard River terminal;

     o increases of $3.4 million (105%) and $6.7 million (100%), respectively, from engineering and terminal design services, due to both incremental revenues from new clients and from existing clients starting new projects due to economic growth, and to increased revenues from material sales;

     o increases of $2.6 million (10%) and $6.1 million (12%), respectively, from our Pasadena and Galena Park Gulf Coast facilities, as discussed above;

     o increases of $2.1 million (7%) and $3.6 million (6%), respectively, from terminals included in our Lower Mississippi (Louisiana) region, due largely to higher higher tonnage, dockage and insurance revenues at our IMT facility, incremental revenues from our Amory, Mississippi bulk terminal, which began operations in July 2005, and higher bulk transfer revenues from our DeLisle, Mississippi terminal; and

     o increases of $1.1 million (4%) and $1.1 million (2%), respectively, from terminals included in our Midwest region, due largely to increased liquids throughput and storage activities from our two Chicago liquids terminals, higher coal transfer volumes from our Cora, Illinois coal terminal, and higher marine oil fuel sales from our Dravosburg, Pennsylvania bulk terminal.

     Operating expenses for all terminals owned during both periods increased $9.9 million (11%) in the second quarter of 2006, and $26.6 million (15%) in the first half of 2006, when compared to the same periods last year. The overall changes in three and six month operating expenses from terminals owned during both years included the following:

     o increases of $3.8 million (124%) and $7.4 million (117%), respectively, from engineering-related services, due primarily to higher salary, overtime and other employee-related expenses, as well as increased contract labor, all associated with the increased project work described above;

     o increases of $2.5 million (18%) and $5.3 million (19%), respectively, from our Mid-Atlantic terminals, largely due to higher operating and maintenance expenses at our Fairless Hills terminal and at our Pier IX bulk terminal, located in Newport News, Virginia. The increases at Fairless Hills was largely due to higher wharfage, trucking and general maintenance expenses related to the increase in steel products handled, the increases at Pier IX related to major maintenance repairs and to higher expenses related to a fire that occurred at the terminal in June 2006;

     o increases of $0.8 million (4%) and $5.7 million (15%), respectively, from our Louisiana terminals, largely due to property damage, demurrage and other expenses, which in large part relate to the effects of hurricanes Katrina and Rita, both of which impacted the Gulf Coast since the end of the second quarter of 2005;

     o increases of $0.8 million (26%) and $0.1 million (1%), respectively, from our West region terminals, due to higher labor and port fees associated with increased tonnage at our Longview, Washington terminal in the second quarter of 2006;

     o increases of $0.5 million (7%) and $1.7 million (12%), respectively, from our Pasadena and Galena Park Gulf Coast liquids terminals, due to incremental labor expenses, power expenses and permitting fees; and

     o increases of $0.3 million (4%) and $1.3 million (11%), respectively, from terminals in our Southeast region, due primarily to higher labor and equipment maintenance at our Port Sutton, Florida and Elizabeth River, Virginia bulk terminals, due to increased business activity in 2006 relative to 2005.

     The segment's earnings from equity investments and other income items remained essentially flat across both comparable periods. Income tax expenses decreased $1.9 million (52%) and $3.7 million (49%) in the second quarter and first six months of 2006, respectively, compared to the same periods a year-ago. The quarter-to-quarter decrease was primarily due to a $1.8 million reduction in expense associated with a June 2006 adjustment to the accrued federal income tax liability account of Kinder Morgan Bulk Terminals, Inc., the tax-paying entity that owns many of our bulk terminal businesses. In addition to this reserve reversal, the decrease in segment income tax expenses in the first half of 2006, relative to the first half of 2005, resulted from lower combined taxable earnings from all tax-paying terminal entities.

     Compared to the same periods in 2005, non-cash depreciation, depletion and amortization charges increased $4.5 million (32%) in the second quarter of 2006, and $9.6 million (37%) in the first six months of 2006. In addition to increases associated with normal capital spending, the periodic increase reflected higher depreciation charges due to the terminal acquisitions we have made since the second quarter of 2005. Collectively, these acquired terminal assets, listed above, accounted for incremental depreciation expenses of $2.8 million and $7.0 million, respectively, in the second quarter and first half of 2006, when compared to the same periods of 2005.

     Other

                                                        Three Months Ended June 30,    Six Months Ended June 30,
                                                        ---------------------------    -------------------------
                                                           2006             2005          2006           2005
                                                           ----             ----          ----           ----
                                                                    (In thousands-income/(expense))
General and administrative expenses..................  $ (63,336)        $ (50,133)     $(124,219)    $(123,985)
Unallocable interest, net............................    (83,226)          (66,627)      (160,193)     (126,674)
Minority interest....................................     (3,493)           (2,454)        (5,863)       (4,842)
  Interest and corporate administrative expenses.....  $(150,055)        $(119,214)     $(290,275)    $(255,501)


     Items not attributable to any segment include general and administrative expenses, unallocable interest income, interest expense and minority interest. General and administrative expenses include such items as salaries and employee-related expenses, payroll taxes, insurance, office supplies and rentals, unallocated litigation and environmental expenses, and shared corporate services, including accounting, information technology, human resources, and legal.

     Our total general and administrative expenses increased $13.2 million (26%) in the second quarter of 2006, when compared to the second quarter of 2005. The increase was primarily due to higher period-to-period corporate insurance expenses, corporate service charges, and employee benefit costs. The increase in insurance expenses was partly due to incremental expenses related to the cancellation of certain commercial insurance polices in the second quarter of 2006, as well as to the overall variability in year-to-year commercial property and medical insurance costs. Pursuant to certain provisions that gave us the right to cancel the policies prior to maturity, we took advantage of the opportunity to reinsure at lower rates. The increase in corporate overhead costs was due in part to spending associated with new acquisitions made since the second quarter of 2005, as well as to a general trend of higher wage and benefit costs that is influenced by changes in workforce and compensation levels, and the achievement of incentive compensation targets.

     For the first six months of 2006, our general and administrative expenses remained essentially flat when compared to the same prior year period. In the first half of 2006, higher administrative expenses, due principally to the same factors that affected second quarter results, were largely offset by lower unallocated litigation and environmental settlement expenses. In the first half of 2005, we recognized litigation and environmental settlement expenses of $30.4 million, consisting of the following:

     o a $25.0 million expense for a settlement reached between us and a former joint venture partner on our Kinder Morgan Tejas natural gas pipeline system;

     o an $8.4 million expense related to settlements of environmental matters at certain of our operating sites located in the State of California; and

     o a $3.0 million decrease in expense related to favorable settlements of obligations that Enron Corp. had to us in conjunction with derivatives we were accounting for as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

     Unallocable interest expense, net of interest income, increased $16.6 million (25%) and $33.5 million (26%), respectively, in the second quarter and first six months of 2006, compared to the same year-earlier periods. The increases were due to both higher average borrowings and higher effective interest rates.

     Our average debt levels for the first half of 2006 increased 10% versus the first half of 2005, mainly due to higher capital spending and to the acquisition of external assets and businesses since the end of the second quarter of 2005. Our capital spending (including payments for pipeline project construction costs) and acquisition outlays were funded by our commercial paper borrowings.

     Additionally, for the comparable six month periods, average borrowings increased in 2006 versus 2005 due to a net increase of $300 million in principal amount of long-term senior notes. On March 15, 2005, we both closed a public offering of $500 million in principal amount of senior notes and retired a principal amount of $200 million. We issue senior notes in order to refinance commercial paper borrowings used for both internal capital spending and acquisition expenditures.

     The increases in our average borrowing rates reflect a general rise in variable interest rates since the end of the second quarter of 2005. The weighted average interest rate on all of our borrowings increased 8% and 10%, respectively, in the second quarter and first six months of 2006, compared to the same prior year periods. We use interest rate swap agreements to help manage our interest rate risk. The swaps are contractual agreements we enter into in order to transform a portion of the underlying cash flows related to our long-term fixed rate debt securities into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. However, in a period of rising interest rates, these swaps will result in period-to-period increases in our interest expense. For more information on our interest rate swaps, see Note 10 to our consolidated financial statements, included elsewhere in this report.

     Minority interest, representing the deduction in our consolidated net income attributable to all outstanding ownership interests in our five operating limited partnerships and their consolidated subsidiaries that are not held by us, increased $1.0 million in both the second quarter and first six months of 2006, compared to the same periods a year ago. The increases were primarily due to incremental interest income and expense allocated to the minority interest in West2East Pipeline LLC, the sole owner of Rockies Express Pipeline LLC. For the six months ended June 30, 2006, we fully consolidated West2East Pipeline LLC and we reported the 33 1/3% interest we did not own as minority interest.

Financial Condition

     Capital Structure

     We attempt to maintain a conservative overall capital structure, with a long-term target mix of approximately 60% equity and 40% debt. In addition to our results of operations, our debt and capital balances are affected by our financing activities, as discussed below in "--Financing Activities." The following table illustrates the sources of our invested capital (dollars in thousands):

                                                       June 30,    December 31,
                                                     ------------  ------------
                                                         2006          2005
                                                     ------------  ------------
Long-term debt, excluding market value of interest
rate swaps.........................................  $  4,642,890  $  5,220,887
Minority interest..................................        39,846        42,331
Partners' capital, excluding accumulated other
comprehensive loss.................................     4,668,301     4,693,414
                                                     ------------  ------------
  Total capitalization.............................     9,351,037     9,956,632
Short-term debt, less cash and cash equivalents....     1,072,282       (12,108)
                                                     ------------  ------------
  Total invested capital...........................  $ 10,423,319  $  9,944,524
                                                     ============  ============

Capitalization:
  Long-term debt, excluding market value of interest
  rate swaps.......................................         49.7%         52.4%
  Minority interest................................          0.4%          0.4%
   Partners' capital, excluding accumulated other
   comprehensive loss..............................         49.9%         47.2%
                                                     ------------  ------------
                                                           100.0%        100.0%
                                                     ============  ============

Invested Capital:
  Total debt, less cash and cash equivalents and
    excluding Market value of interest rate swaps..         54.8%         52.4%
  Partners' capital and minority interest, excluding
    accumulated other comprehensive loss...........         45.2%         47.6%
                                                     ------------  ------------
                                                           100.0%        100.0%
                                                     ============  ============

     Our primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, expansion capital expenditures and quarterly distributions to our common unitholders, Class B unitholders and general partner. In addition to utilizing cash generated from operations, we could meet our cash requirements (other than distributions to our common unitholders, Class B unitholders and general partner) through borrowings under our credit facilities, issuing short-term commercial paper, long-term notes or additional common units or the proceeds from purchases of additional i-units by KMR with the proceeds from issuances of KMR shares.

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

     o    interest payments with cash flows from operating activities; and

     o debt principal payments with additional borrowings, as such debt principal payments become due, or by the issuance of additional common units or the proceeds from purchases of additional i-units by KMR.

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

     As part of our financial strategy, we try to maintain an investment-grade credit rating, which involves, among other things, the issuance of additional limited partner units in connection with our acquisitions and internal growth activities in order to maintain acceptable financial ratios, including total debt to total capital. Our debt credit ratings are currently rated BBB+ by Standard & Poor's Rating Services, and Baa1 by Moody's Investors Service. On May 30, 2006, S&P and Moody's each placed our ratings on credit watch pending resolution of a management buyout proposal for all of the outstanding shares of KMI. We are not able to predict with certainty the final outcome of the pending buyout proposal. However, even if the buyout proposal is consummated, we expect to maintain an investment grade credit rating.

     Short-term Liquidity

     Our principal sources of short-term liquidity are:

     o our $1.6 billion five-year senior unsecured revolving credit facility that matures August 18, 2010;

     o our $250 million nine-month unsecured revolving credit facility that matures November 21, 2006;

     o our $1.85 billion short-term commercial paper program (which is supported by our two bank credit facilities, with the amount available for borrowing under our credit facilities being reduced by our outstanding commercial paper borrowings); and

     o    cash from operations (discussed following).

     Borrowings under our two credit facilities can be used for general corporate purposes and as a backup for our commercial paper program. There were no borrowings under our five-year credit facility as of December 31, 2005, and there were no borrowings under either credit facility as of June 30, 2006.

     We provide for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to our commercial paper program and long-term revolving credit facility. After inclusion of our outstanding commercial paper borrowings and letters of credit, the remaining available borrowing capacity under our two bank credit facilities was $321.3 million as of June 30, 2006. As of June 30, 2006, our outstanding short-term debt was $1,105.0 million. Currently, we believe our liquidity to be adequate.

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

     We are subject, however, to changes in the equity and debt markets for our limited partner units and long-term notes, and there can be no assurance we will be able or willing to access the public or private markets for our limited partner units and/or long-term notes in the future. If we were unable or unwilling to issue additional limited partner units, we would be required to either restrict potential future acquisitions or pursue other debt financing alternatives, some of which could involve higher costs or negatively affect our credit ratings. Our ability to access the public and private debt markets is affected by our credit ratings. See "--Capital Structure" above for a discussion of our credit ratings.

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

     As of June 30, 2006, our total liability balance due on the various series of our senior notes was $4,490.1 million, and the total liability balance due on the long-term borrowings of our operating partnerships and subsidiaries was $162.3 million. For additional information regarding our debt and credit facilities, see Note 9 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2005.

     Operating Activities

     Net cash provided by operating activities was $531.4 million for the six months ended June 30, 2006, versus $588.2 million in the comparable period of 2005. The period-to-period decrease of $56.8 million (10%) in cash flow from operations consisted of:

     o a $144.6 million decrease in cash inflows relative to net changes in working capital items--mainly due to timing differences that resulted in higher cash outflows with regard to our net accounts payables and receivables, and to higher payments for natural gas and carbon dioxide imbalance settlements, pipeline rights-of-way and short-term natural gas storage;

     o a $62.5 million increase in cash from overall higher partnership income--net of non-cash items including depreciation charges, undistributed earnings from equity investments, gains from the sale of assets, and litigation and environmental expenses that impacted earnings but not cash. The higher partnership income reflects the increase in cash earnings from our four reportable business segments in the first six months of 2006, as discussed above in "-Results of Operations";

     o a $13.3 million increase related to higher distributions received from equity investments--chiefly due to higher distributions received from Red Cedar Gathering Company in the first six months of 2006. The increase in distributions received from Red Cedar resulted from higher year-over-year net income in the first half of 2006 versus the first half of 2005, and also from the fact that Red Cedar had higher capital expansion spending in the first half of 2005, and funded a large portion of the expenditures with retained cash; and

     o a $12.0 million increase in cash inflows relative to net changes in non-current assets and liabilities--represents offsetting changes in cash from various long-term asset and liability accounts, but on a net basis, reflects $11.9 million in property tax refunds received in the second quarter of 2006 from various counties in the State of Arizona. The refunds resulted from successful litigation, ending in December 2005, between our Pacific operations and various Arizona taxing authorities concerning differences over the assessed value of property owned by our Pacific operations for the tax years 2000 through 2002.

     Investing Activities

     Net cash used in investing activities was $940.1 million for the six month period ended June 30, 2006, compared to $586.8 million in the comparable 2005 period. The $353.3 million (60%) increase in cash used in investing activities was primarily attributable to:

     o a $219.6 million (64%) increase in capital expenditures--including expansion and maintenance projects, our capital expenditures were $561.2 million in the first half of 2006, compared to $341.6 million in the same prior-year period. The increase was largely driven by higher spending on natural gas pipeline and natural gas storage expansion projects. Our sustaining capital expenditures were $60.7 million for the first six months of 2006, compared to $53.0 million for the first six months of 2005. Sustaining capital expenditures are defined as capital expenditures which do not increase the capacity of an asset. Our forecasted expenditures for the second half of 2006 for sustaining capital expenditures are approximately $106.0 million. This amount has been committed primarily for the purchase of plant and equipment. All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary;

     o a $172.5 million (89%) increase due to higher expenditures made for strategic business acquisitions--in the first half of 2006, our acquisition outlays totaled $365.8 million, which primarily consisted of $244.6 million for the acquisition of Entrega Gas Pipeline LLC, $61.6 million for the acquisition of bulk terminal operations, and $58.7 million for the purchase of additional oil and gas properties. In the first six months of last year, we spent $193.3 million, which primarily included $183.8 million for the acquisition of Texas Petcoke terminal assets from Trans-Global Solutions, Inc., and $6.2 million for the acquisition of our 64.5% gross working interest in the Claytonville oil field unit located in West Texas;

     o a $6.1 million (19%) increase due to higher payments for margin and restricted deposits--including a $13.5 million payment made in June 2006 to certain shippers on our Pacific operations' pipelines. The payment related to a settlement agreement reached in May 2006 that resolved certain challenges by complainants with regard to delivery tariffs and gathering enhancement fees at our Pacific operations' Watson Station, located in Carson, California. The agreement called for estimated refunds to be paid into an escrow account pending final approval by the FERC. Although the FERC has not yet formally approved the settlement, we believe final approval will be received by the end of 2006;

     o a $39.3 million decrease due to higher net proceeds received from the sales of property, plant and equipment and other net assets, net of salvage and removal costs--the increase in sale proceeds was driven by the $42.5 million we received from Momentum Energy Group, LLC for the combined sale of our Douglas natural gas gathering system and Painter Unit fractionation facility in the second quarter of 2006; and

     o a $7.7 million decrease due to lower payments for natural gas stored underground and natural gas liquids pipeline line-fill--largely related to lower investments in underground natural gas storage volumes in the first half of this year relative to the first half of last year.

     In addition, we recently made the following announcements related to our investing activities:

     o On June 1, 2006, we announced that we had completed and fully placed into service our $210 million expansion of our Pacific operations' East Line pipeline segment. The completion of the project included the construction of a new pump station, a 490,000 barrel tank facility near El Paso, Texas, and upgrades to existing stations and terminals between El Paso and Phoenix, Arizona. Initially proposed in October 2002, the expansion also includes the replacement of 160 miles of 8-inch diameter pipe between El Paso and Tucson, Arizona, and 84 miles of 8-inch diameter pipe between Tucson and Phoenix with new state-of-the-art 12-inch and 16-inch diameter pipe, respectively. We announced the completion of the pipeline portion of the project on April 19, 2006, and new transportation tariffs designed to recover construction costs of the expansion went into effect June 1, 2006.

          In addition, we continue working on our second East Line expansion project, which we announced on August 4, 2005. This second expansion consists of replacing approximately 140 miles of 12-inch diameter pipe between El Paso and Tucson with 16-inch diameter pipe, constructing additional pump stations, and adding new storage tanks at Tucson. The project is expected to cost approximately $145 million. We are currently working on engineering design and obtaining necessary pipeline permits, and construction is expected to begin in May 2007. The project, scheduled for completion in the fourth quarter of 2007, will increase East Line capacity by another 8% and will provide the platform for further incremental expansions through horsepower additions to the system;

     o On June 8, 2006, we announced an approximate $76 million expansion project that will significantly increase capacity at our North Dayton, Texas natural gas storage facility. The project involves the development of a new underground cavern that will add an estimated 5.5 billion cubic feet of incremental working natural gas storage capacity. Currently, two existing storage caverns at the facility provide approximately 4.2 billion cubic feet of working gas capacity. Our North Dayton natural gas storage facility is connected to our Texas Intrastate natural gas pipeline system, and the expansion will greatly enhance storage options for natural gas coming from new and growing supply areas located in East Texas and from liquefied natural gas along the Texas Gulf Coast. Drilling for the third cavern began in late-June 2006, and the additional capacity is expected to be available in the spring of 2009 after the cavern is completed to its target size; and

     o On June 21, 2006, we announced that we will begin construction this summer on a new $133 million crude oil tank farm located in Edmonton, Alberta, Canada, located slightly north of KMI's Trans Mountain Pipeline crude oil storage facility. In addition, we have entered into long-term contracts with customers for all of the available capacity at the facility, with options to extend the agreements beyond the original terms. Situated on approximately 24 acres, the new storage facility will have nine tanks with a combined storage capacity of approximately 2.2 million barrels for crude oil. Service is expected to begin in the third quarter of 2007, and when completed, the tank farm will serve as a premier blending and storage hub for Canadian crude oil. The tank farm will have access to more than 20 incoming pipelines and several major outbound systems, including a connection with KMI's 710-mile Trans Mountain Pipeline system, which currently transports up to 225,000 barrels per day of heavy crude oil and refined products from Edmonton to marketing terminals and refineries located in the greater Vancouver, British Columbia area and Puget Sound in Washington state.

     Financing Activities

     Net cash provided by financing activities amounted to $429.2 million for the six months ended June 30, 2006. For the same six month period last year, our financing activities provided net cash of $36.3 million. The $392.9 million increase in cash inflows provided by financing activities was primarily due to:

     o a $418.1 million increase from overall debt financing activities--which include our issuances and payments of debt and our debt issuance costs. The increase was primarily due to a $715.7 million increase from higher net commercial paper borrowings in the first half of 2006. The increase includes net borrowings of $412.5 million under the commercial paper program of Rockies Express Pipeline LLC.

          We held a 66 2/3% ownership interest in Rockies Express Pipeline LLC until June 30, 2006. Effective June 30, 2006, West2East Pipeline LLC (and its subsidiary Rockies Express Pipeline, LLC) was deconsolidated and will subsequently be accounted for under the equity method of accounting. Generally accepted accounting principles require us to include its cash inflows and outflows in our consolidated statement of cash flows for the six months ended June 30, 2006; however, following the change to the equity method, Rockies Express' debt balances are not included in our consolidated balance sheet as of June 30, 2006.

          The overall increase from debt financings activities was partly offset by a $294.4 million decrease due to net changes in the principal amount of senior notes outstanding. On March 15, 2005, we closed a public offering of $500 million in principal amount of 5.80% senior notes and repaid $200 million of 8.0% senior notes that matured on that date. The 5.80% senior notes are due March 15, 2035. We received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $494.4 million, and we used the proceeds to repay the 8.0% senior notes and to reduce our commercial paper debt;

     o a $104.8 million increase from contributions from minority interests--principally due to contributions of $104.2 million received from Sempra Energy with regard to their ownership interest in Rockies Express Pipeline LLC. In the first quarter of 2006, Sempra contributed $80.0 million for its original 33 1/3% share of the purchase price of Entrega Pipeline LLC;

     o a $45.6 million increase from net changes in cash book overdrafts--which represent checks issued but not yet endorsed; and

     o a $174.9 million decrease from higher partnership distributions--distributions to all partners, consisting of our common and Class B unitholders, our general partner and minority interests, totaled $631.1 million in the first half of 2006, compared to $456.2 million in the first half of 2005. The overall increase in period-to-period distributions included incremental minority interest distributions of $105.2 million paid from our Rockies Express Pipeline LLC subsidiary to Sempra Energy in the second quarter of 2006.

          The distributions to Sempra (and distributions to us for our proportional ownership interest) were made in conjunction with Rockies Express' establishment of and subsequent borrowings under its commercial paper program during the second quarter of 2006. During the second quarter of 2006, Rockies Express both issued a net amount of $412.5 million of commercial paper and distributed $315.5 million to its member owners. Prior to the establishment of its commercial paper program (supported by its five-year unsecured revolving credit agreement), Rockies Express funded its acquisition of Entrega Gas Pipeline LLC and its Rockies Express Pipeline construction costs with contributions from both us and Sempra.

          Excluding the minority interest distributions to Sempra, our overall distributions increased $69.7 million. The increase primarily resulted from higher distributions, in 2006, of "Available Cash," as described below in "--Partnership Distributions." The increase in "Available Cash" distributions in 2006 versus 2005 was due to an increase in the per unit cash distributions paid, an increase in the number of units outstanding and an increase in our general partner incentive distributions. The increase in our general partner incentive distributions resulted from both increased cash distributions per unit and an increase in the number of common units and i-units outstanding.

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

     On May 15, 2006, we paid a quarterly distribution of $0.81 per unit for the first quarter of 2006. This distribution was 7% greater than the $0.76 distribution per unit we paid in May 2005 for the first quarter of 2005. We paid this distribution in cash to our common unitholders and to our Class B unitholders. KMR, our sole i-unitholder, received additional i-units based on the $0.81 cash distribution per common unit. We believe that future operating results will continue to support similar levels of quarterly cash and i-unit distributions; however, no assurance can be given that future distributions will continue at such levels.

     Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. Our general partner's incentive distribution that we paid on May 15, 2006 to our general partner (for the first quarter of 2006) was $128.3 million. Our general partner's incentive distribution that we paid in May 2005 to our general partner (for the first quarter of 2005) was $111.1 million. Our general partner's incentive distribution for the distribution that we declared for the second quarter of 2006 was $129.0 million. Our general partner's incentive distribution for the distribution that we declared for the second quarter of 2005 was $115.7 million.

     Litigation and Environmental

     As of June 30, 2006, we have recorded a total reserve for environmental claims, without discounting and without regard to anticipated insurance recoveries, in the amount of $68.4 million. In addition, we have recorded a receivable of $31.7 million for expected cost recoveries that have been deemed probable. The reserve is primarily established to address and clean up soil and ground water impacts from former releases to the environment at facilities we have acquired or accidental spills or releases at facilities that we own. Reserves for each project are generally established by reviewing existing documents, conducting interviews and performing site inspections to determine the overall size and impact to the environment. Reviews are made on a quarterly basis to determine the status of the cleanup and the costs associated with the effort. In assessing environmental risks in conjunction with proposed acquisitions, we review records relating to environmental issues, conduct site inspections, interview employees, and, if appropriate, collect soil and groundwater samples.

     Additionally, as of June 30, 2006, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $133.7 million. The reserve is primarily related to various claims from lawsuits arising from our Pacific operations' pipeline transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

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

     Certain Contractual Obligations

     There have been no material changes in our contractual obligations that would affect the disclosures presented as of December 31, 2005 in our 2005 Form 10-K report.

     Off Balance Sheet Arrangements

     Except as set forth in Note 7 to our consolidated financial statements included elsewhere in this report, there have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2005 in our 2005 Form 10-K.

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

     See Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005, for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2005 Form 10-K report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Other than as required by applicable law, we disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.


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


Item 4.  Controls and Procedures.

     As of June 30, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

     See Part I, Item 1, Note 3 to our consolidated financial statements entitled "Litigation, Environmental and Other Contingencies," which is incorporated in this item by reference.


Item 1A.  Risk Factors.

     Except as set forth below, there have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005.

     The consummation of a transaction to acquire all of the outstanding common stock of KMI that results in substantially more debt at KMI could have an adverse effect on us, such as a downgrade in the ratings of our debt securities. On May 29, 2006, KMI announced that its board of directors had received a proposal from investors led by Richard D. Kinder, Chairman and CEO of KMI, to acquire all of the outstanding shares of KMI for $100 per share in cash. The investors include members of senior management of KMI, most of whom are also senior officers of our general partner and of KMR. As a result, while the proposal is outstanding, our senior management's attention may be diverted from the management of our daily operations. KMI's announcement stated that its board of directors had formed a special committee to consider the proposal, and KMI subsequently announced that the committee had retained independent financial advisors and legal counsel to assist it in its work. In response to the proposal, Moody's Investor Services placed both our long-term and short-term debt ratings under review for possible downgrade. Standard & Poor's put our long-term debt rating on credit watch with negative implications. There can be no assurance that any definitive offer will be made, that any agreement will be executed, or that the management proposal or any other transaction will be approved or consummated. Accordingly, no assurance can be given that the consummation of any particular transaction will not result in substantially more debt at KMI and have an adverse effect on us, such as a downgrade in the ratings of our debt securities, which could be significant.

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

32.1 -- Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -- Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________

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

                        KINDER MORGAN ENERGY PARTNERS, L.P.
                        (A Delaware limited partnership)

                        By: KINDER MORGAN G.P., INC.,
                            its sole General Partner

                        By: KINDER MORGAN MANAGEMENT, LLC,
                            the Delegate of Kinder Morgan G.P., Inc.

                            /s/ Kimberly A. Dang
                            ------------------------------
                            Kimberly A. Dang
                            Vice President and Chief Financial Officer
                            Date:  August 7, 2006