Form 10-Q
period 2007-06-30
KINDER MORGAN ENERGY PARTNERS L P
filed 2007-08-08
CIK 888228

F O R M 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The Registrant had 163,090,396 common units outstanding as of July 31, 2007.

KINDER MORGAN ENERGY PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Financial Data of Previously Separate Entities are Combined—see Note 2)

(In Millions Except Per Unit Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Natural gas sales	$1,544.6	$1,471.0	$2,948.9	$3,162.4
Services	609.1	541.2	1,179.4	1,082.5
Product sales and other	226.1	213.2	436.5	403.7
	2,379.8	2,225.4	4,564.8	4,648.6
Costs, Expenses and Other
Gas purchases and other costs of sales	1,538.5	1,461.4	2,924.3	3,138.6
Operations and maintenance	206.1	198.7	407.3	376.7
Fuel and power	59.0	55.4	112.5	109.1
Depreciation, depletion and amortization	135.8	102.2	268.5	199.7
General and administrative	89.4	66.8	159.7	131.6
Taxes, other than income taxes	38.7	36.3	74.4	72.1
Goodwill impairment expense	—	—	377.1	—
Other expense (income)	(7.2)	(16.0)	(9.4)	(16.0)
	2,060.3	1,904.8	4,314.4	4,011.8

Operating Income	319.5	320.6	250.4	636.8

Other Income (Expense)
Earnings from equity investments	17.8	18.5	36.8	43.2
Amortization of excess cost of equity investments	(1.5)	(1.4)	(2.9)	(2.8)
Interest, net	(97.1)	(84.0)	(187.9)	(161.2)
Other, net	3.8	7.5	4.4	9.2
Minority Interest	(3.2)	(3.6)	(2.0)	(6.0)

Income Before Income Taxes	239.3	257.6	98.8	519.2

Income Taxes	(6.6)	(3.2)	(15.6)	(11.9)

Net Income	$232.7	$254.4	$83.2	$507.3

General Partner’s interest in Net Income	$148.2	$130.2	$284.3	$259.8

Limited Partners’ interest in Net Income	84.5	124.2	(201.1)	247.5

Net Income	$232.7	$254.4	$83.2	$507.3

Basic and Diluted Limited Partners’ Net Income (loss) per Unit	$0.36	$0.56	$(0.86)	$1.12

Weighted average number of units used in computation of
Limited Partners’ Net Income per unit:
Basic	235.0	221.8	233.0	221.3

Diluted	235.0	222.2	233.1	221.6

Per unit cash distribution declared	$0.85	$0.81	$1.68	$1.62

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Financial Data of Previously Separate Entities are Combined—see Note 2)

(In Millions)

(Unaudited)

	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$61.6	$6.7
Restricted deposits	3.2	—
Accounts, notes and interest receivable, net
Trade	927.8	854.7
Related parties	17.8	7.9
Inventories
Products	20.6	20.4
Materials and supplies	19.8	16.6
Gas imbalances
Trade	9.5	7.8
Related parties	4.7	11.6
Gas in underground storage	27.9	8.4
Other current assets	48.4	102.7
	1,141.3	1,036.8
Property, Plant and Equipment, net	10,742.0	10,106.1
Investments	438.2	426.3
Notes receivable
Trade	0.7	1.2
Related parties	95.6	96.2
Goodwill	1,062.2	1,421.0
Other intangibles, net	206.4	213.2
Deferred charges and other assets	185.9	241.4
Total Assets	$13,872.3	$13,542.2

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable
Cash book overdrafts	$40.7	$46.2
Trade	819.0	784.1
Related parties	—	203.3
Current portion of long-term debt	666.0	1,359.1
Accrued interest	108.7	83.7
Accrued taxes	41.5	35.4
Deferred revenues	12.2	20.0
Gas imbalances-trade	13.8	15.9
Accrued other current liabilities	515.3	589.6
	2,217.2	3,137.3
Long-Term Liabilities and Deferred Credits
Long-term debt
Outstanding	5,963.0	4,384.3
Value of interest rate swaps	(39.7)	42.6
	5,923.3	4,426.9
Deferred revenues	18.2	18.8
Deferred income taxes	191.5	185.2
Asset retirement obligations	50.1	48.9
Other long-term liabilities and deferred credits	826.5	716.6
	7,009.6	5,396.4
Commitments and Contingencies (Note 3)
Minority Interest	55.9	60.2
Partners’ Capital
Common Units	2,869.2	3,414.9
Class B Units	107.2	126.1
i-Units	2,348.6	2,154.2
General Partner	140.7	119.2
Accumulated other comprehensive loss	(876.1)	(866.1)
	4,589.6	4,948.3
Total Liabilities and Partners’ Capital	$13,872.3	$13,542.2

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Financial Data of Previously Separate Entities are Combined—see Note 2)

(Increase/(Decrease) in Cash and Cash Equivalents In Millions)

(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$83.2	$507.3
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	377.1	—
Depreciation, depletion and amortization	268.5	199.7
Amortization of excess cost of equity investments	2.9	2.8
Gains from property casualty indemnifications	(1.8)	—
Gains from the sale of property, plant and equipment	(7.9)	(14.7)
Earnings from equity investments	(36.8)	(43.2)
Distributions from equity investments	67.3	43.4
Proceeds from termination of interest rate swap agreement	15.0	—
Changes in components of working capital:
Accounts receivable	165.6	126.8
Other current assets	(19.0)	(9.9)
Inventories	(1.4)	(4.0)
Accounts payable	(122.3)	(257.4)
Accrued interest	25.5	7.1
Accrued liabilities	(44.3)	(11.7)
Accrued taxes	14.3	27.0
Other, net	(0.6)	(2.4)
Net Cash Provided by Operating Activities	785.3	570.8

Cash Flows From Investing Activities
Acquisitions of assets	(47.8)	(365.8)
Payment for Trans Mountain (Note 2)	(549.0)	10.2
Additions to property, plant and equip. for expansion and maintenance projects	(690.4)	(586.1)
Sale of property, plant and equipment, and other net assets net of removal costs	7.7	41.7
Property casualty indemnifications	8.0	—
Investments in margin deposits	(5.5)	(38.5)
Contributions to equity investments	(43.8)	—
Natural gas stored underground and natural gas liquids line-fill	9.9	(12.9)
Other	—	(3.4)
Net Cash Used in Investing Activities	(1,310.9)	(954.8)

Cash Flows From Financing Activities
Issuance of debt	3,934.9	2,827.2
Payment of debt	(3,093.2)	(1,888.3)
Repayments from loans to related party	1.1	1.1
Debt issue costs	(11.5)	(1.5)
Increase (Decrease) in cash book overdrafts	(5.5)	17.0
Proceeds from issuance of common units	—	0.2
Proceeds from issuance of i-units	297.9	—
Contributions from minority interest	4.1	106.3
Distributions to partners:
Common units	(270.5)	(253.1)
Class B units	(8.8)	(8.6)
General Partner	(260.7)	(257.6)
Minority interest	(8.0)	(111.9)
Other, net	0.1	(1.6)
Net Cash Provided by Financing Activities	579.9	429.2

Effect of exchange rate changes on cash and cash equivalents	0.6	0.1

Increase in Cash and Cash Equivalents	54.9	45.3
Cash and Cash Equivalents, beginning of period	6.7	12.1
Cash and Cash Equivalents, end of period	$61.6	$57.4

Noncash Investing and Financing Activities:
Contribution of net assets to partnership investments	$—	$17.0
Assets acquired by the assumption or incurrence of liabilities	18.5	3.8

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

Knight Inc. (formerly known as Kinder Morgan, Inc)., Kinder Morgan G.P., Inc. and Kinder Morgan Management, LLC

On August 28, 2006, Kinder Morgan, Inc., a Kansas corporation referred to as “KMI” in this report, entered into an agreement and plan of merger whereby investors led by Richard D. Kinder, Chairman and CEO of KMI, would acquire all of the outstanding shares of KMI (other than shares held by certain stockholders and investors) for $107.50 per share in cash. Additional investors in the going-private transaction included the following: other senior members of KMI management, most of whom are also senior officers of Kinder Morgan G.P., Inc. (our general partner) and of Kinder Morgan Management, LLC (our general partner’s delegate, discussed following); KMI co-founder William V. Morgan; KMI board members Fayez Sarofim and Michael C. Morgan; and affiliates of (i) Goldman Sachs Capital Partners; (ii) American International Group, Inc.; (iii) The Carlyle Group; and (iv) Riverstone Holdings LLC.

On May 30, 2007, this acquisition and merger closed, with KMI continuing as the surviving legal entity and renamed “Knight Inc.” Knight Inc., referred to as “Knight” in this report, is privately owned, and as of June 30, 2007, remained the sole common stockholder of Kinder Morgan G.P., Inc., our general partner.

On July 27, 2007, our general partner issued and sold 100,000 shares of Series A fixed-to-floating rate term cumulative preferred stock due 2057. The consent of holders of a majority of these preferred shares is required with respect to a commencement of or a filing of a voluntary bankruptcy proceeding with respect to us, or two of our subsidiaries: SFPP, L.P. and Calnev Pipe Line LLC.

Kinder Morgan Management, LLC, referred to as “KMR” in this report, is a Delaware limited liability company. Our general partner owns all of KMR’s voting securities and, pursuant to a delegation of control agreement, delegated to KMR, to the fullest extent permitted under Delaware law and our partnership agreement, all of its power and authority to manage and control our business and affairs. More information on these entities and the delegation of control agreement is contained in our Annual Report on Form 10-K for the year ended December 31, 2006, and in our Current Report on Form 8-K filed July 20, 2007.

Basis of Presentation

Our consolidated financial statements include our accounts and those of our operating partnerships and their majority-owned and controlled subsidiaries. All significant intercompany items have been eliminated in consolidation. Certain amounts from prior periods have been reclassified to conform to the current presentation. Our accompanying consolidated financial statements reflect its historical cost basis, and, accordingly, do not reflect any purchase accounting adjustments related to the management buyout of KMI, now known as Knight. In addition, as discussed in Note 2 below, our financial statements included in this report include the transactions, balances and results of operations of our Trans Mountain pipeline system as if it had been transferred to us on January 1, 2006.

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

Emerging Issues Task Force Issue No. 03-6, or EITF 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No 128” addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its securities. For partnerships, under the two-class method, earnings per unit is calculated as if all of the earnings for the period were distributed regardless of whether a general partner has discretion over the amount of distribution to be made for any particular period.

EITF 03-6 does not impact our overall net income or other financial results because we do not have undistributed earnings in any period presented in this report. Our Annual Report on Form 10-K for the year ended December 31, 2006 contains additional information concerning our partnership distributions, including the definition of “Available Cash,” the manner in which our total distributions are divided between our general partner and our limited partners, and the form of distributions to all of our partners, including minority interests.

2. Acquisitions, Joint Ventures and Divestitures

Acquisitions and Joint Ventures

During the first six months of 2007, we completed the following acquisitions, and except for our acquisition of the Trans Mountain pipeline system (discussed following), these acquisitions were accounted for as business combinations according to the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.” SFAS No. 141 requires business combinations involving unrelated entities to be accounted for using the purchase method of accounting, which establishes a new basis of accountability for the acquired net assets. Accordingly, the assets we acquired and the liabilities we assumed in these acquisitions were recorded at their estimated fair market values as of our acquisition date. The preliminary allocation of these assets (and any liabilities assumed) may be adjusted to reflect the final determined amounts, and although the time that is required to identify and measure the fair value of the assets acquired and the liabilities assumed in a business combination will vary with circumstances, generally our allocation period ends when we no longer are waiting for information that is known to be available or obtainable. The results of operations from these acquisitions accounted for as business combinations are included in our consolidated financial statements from the acquisition date.

Effective January 1, 2006, Knight (formerly KMI), our ultimate parent as determined by the provisions of Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” no longer accounted for its investment in us under the equity method of accounting, but instead included our accounts, balances and results of operations in its consolidated financial statements. Also, the purchase cost provisions (as they relate to purchase business combinations) of SFAS No. 141 explicitly do not apply to combinations of entities under common control; therefore, the assets we acquired and liabilities we assumed from our acquisition of the Trans Mountain pipeline system from Knight were excluded from the term “business combination” and in addition, were excluded from being accounted for under the purchase accounting method.

Instead, our acquisition of Trans Mountain was accounted for as a transfer of net assets between entities under common control, and the method of accounting prescribed by SFAS No. 141 for such transfers is similar to the pooling-of-interests method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity, and no other assets or liabilities are recognized as a result of the combination (that is, no recognition is made for a purchase premium or discount representing any difference between the cash consideration and the book value of the net assets acquired). This treatment is consistent with the concept of poolings as combinations of common stockholder (or unitholder) interests. Similarly, the income statement of the combined entity for the year of combination is presented as if the entities had been combined for the full year, and all comparative financial statements are presented as if the entities had previously been combined as of January 1, 2006, the date of common control. As a result, financial statements and financial information presented for prior periods in this report have been restated.

Therefore, following our acquisition of Trans Mountain from Knight on April 30, 2007, we recognized the Trans Mountain assets and liabilities acquired at their carrying amounts in the accounts of Knight (the transferring entity) at the date of transfer. Additionally, our consolidated financial statements, and all other financial information included in this report, are presented as though the transfer of Trans Mountain net assets had occurred at the date when both Trans Mountain and we met the accounting requirements for entities under common control (January 1, 2006).

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

As of June 30, 2007, we allocated our entire purchase price to “Property, Plant and Equipment, net” on our accompanying consolidated balance sheet. Our allocation of the purchase price was preliminary, pending final determination of working capital and deferred income tax balances at the time of acquisition. We expect these final purchase price adjustments to be made by the end of 2007.

Trans Mountain Pipeline System

As discussed above, on April 30, 2007, we acquired the Trans Mountain pipeline system from Knight (formerly KMI) for $550 million. The transaction was approved by the independent directors of both KMI and KMR following the receipt, by such directors, of separate fairness opinions from different investment banks. We paid $549 million of the purchase price on April 30, 2007, and we paid the remaining $1 million in July 2007. The Trans Mountain pipeline system, which transports crude oil and refined products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia and the State of Washington, recently completed a pump station expansion and currently transports approximately 260,000 barrels per day. An additional expansion that will increase capacity of the pipeline to 300,000 barrels per day is expected to be in service by late 2008.

As discussed above, because this acquisition was accounted for as a transfer of net assets between entities under common control, our consolidated financial statements and financial summaries included in this report have been restated to assume that this acquisition had occurred as of January 1, 2006. In addition, due to the fact that Trans Mountain’s operations are managed separately, involve different products and marketing strategies, and produce discrete financial information that is separately evaluated internally by our management, we have identified our Trans Mountain pipeline system as a separate reportable business segment.

Vancouver Wharves Terminal

On May 30, 2007, we purchased the Vancouver Wharves bulk marine terminal from British Columbia Railway Company, a crown corporation owned by the Province of British Columbia, for an aggregate consideration of $56.6 million, consisting of $38.3 million in cash and $18.3 million in assumed liabilities. We have preliminarily allocated $7.5 million of our combined purchase price to current assets and the remaining $49.1 million to “Property, Plant and Equipment, net.”

The Vancouver Wharves facility is located on the north shore of the Port of Vancouver’s main harbor, and includes five deep-sea vessel berths situated on a 139-acre site. The terminal assets include significant rail infrastructure, dry bulk and liquid storage, and material handling systems which allow the terminal to handle over 3.5 million tons of cargo annually. Vancouver Wharves also has access to three major rail carriers connecting to shippers in western and central Canada, and the U.S. Pacific Northwest. The acquisition both expanded and complemented our existing terminal operations, and all of the acquired assets are included in our Terminals business segment. As of June 30, 2007, we expect to spend approximately $45.3 million on future capital improvement projects at the terminal. For more information on our reportable business segments, see Note 15.

Pro Forma Information

Pro forma information regarding consolidated income statement information that assumes all of the acquisitions we have made and joint ventures we have entered into since January 1, 2006, including the ones listed above, had occurred as of January 1, 2006, is not materially different from the information presented in our accompanying consolidated statements of income.

Divestitures

Douglas Gas Gathering and Painter Gas Fractionation

Effective April 1, 2006, we sold our Douglas natural gas gathering system and our Painter Unit fractionation facility to Momentum Energy Group, LLC for approximately $42.5 million in cash. Our investment in the net assets we sold in this transaction, including all transaction related accruals, was approximately $24.5 million, most of which represented property, plant and equipment, and we recognized approximately $18.0 million of gain on the sale of these net assets. We used the proceeds from these asset sales to reduce the outstanding balance on our commercial paper borrowings.

Additionally, upon the sale of our Douglas gathering system, we reclassified a net loss of $2.9 million from “Accumulated other comprehensive loss” into net income on those derivative contracts that effectively hedged uncertain future cash flows associated with forecasted Douglas gathering transactions. We included the net amount of the gain, $15.1 million, within the caption “Other expense (income)” in our accompanying consolidated statement of income for the three and six months ended June 30, 2006. For more information on our accounting for derivative contracts, see Note 10.

The Douglas gathering system is comprised of approximately 1,500 miles of 4-inch to 16-inch diameter pipe that gathers approximately 26 million cubic feet per day of natural gas from approximately 650 active receipt points. Gathered volumes are processed at our Douglas plant (which we retained), located in Douglas, Wyoming. As part of the transaction, we executed a long-term processing agreement with Momentum Energy Group, LLC which dedicates volumes from the Douglas gathering system to our Douglas processing plant. The Painter Unit, located near Evanston, Wyoming, consists of a natural gas processing plant and fractionator, a nitrogen rejection unit, a natural gas liquids terminal, and interconnecting pipelines with truck and rail loading facilities. Prior to the sale, we leased the plant to BP, which operated the fractionator and the associated Millis terminal and storage facilities for its own account.

Divestitures subsequent to June 30, 2007

On July 2, 2007, we announced that we have entered into an agreement to sell our North System and our 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $300 million in cash. The North System consists of an approximately 1,600-mile interstate common carrier pipeline system that delivers natural gas liquids and refined petroleum products from south central Kansas to the Chicago area. Also included in the sale are eight propane truck-loading terminals, located at various points in three states along the pipeline system, and one multi-product terminal complex located in Morris, Illinois. Subject to the receipt of certain consents and regulatory approvals, this transaction is planned to close in the third quarter of 2007.

3. Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings, including any material developments that occurred in such proceedings during the six months ended June 30, 2007. Additional information with respect to these proceedings can be found in Note 16 to our audited financial statements that were filed with our Annual Report on Form 10-K for the year ended December 31, 2006. This Note also contains a description of any material legal proceedings that were initiated during the six months ended June 30, 2007.

Federal Energy Regulatory Commission Proceedings

SFPP, L.P. is the subsidiary limited partnership that owns our Pacific operations, excluding CALNEV Pipe Line LLC and related terminals acquired from GATX Corporation. The tariffs and rates charged by our Pacific operations are subject to numerous ongoing proceedings at the Federal Energy Regulatory Commission, referred to in this Note as the FERC, including shippers’ complaints and protests regarding interstate rates on our Pacific operations’ pipeline systems. In general, these complaints allege the rates and tariffs charged by our Pacific operations are not just and reasonable. The issues involved in these proceedings include, among others: (i) whether certain of our Pacific operations’ rates are “grandfathered” under the Energy Policy Act of 1992, referred to in this note as EPAct 1992, and therefore deemed to be just and reasonable; (ii) whether “substantially changed circumstances” have occurred with respect to any grandfathered rates such that those rates could be challenged; (iii) the capital structure to be used in computing the “starting rate base” of our Pacific operations; (iv) the level of income tax allowance we may include in our rates; and (v) the recovery of civil and regulatory litigation expenses and certain pipeline reconditioning and environmental costs incurred by our Pacific operations.

In May 2005, the FERC issued a statement of general policy stating it will permit pipelines to include in cost of service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. The new tax allowance policy and the FERC’s application of that policy to our Pacific operations were appealed to the United States Court of Appeals for the District of Columbia Circuit, referred to in this note as the D.C. Court.

On May 29, 2007, the D.C. Court issued an opinion upholding the FERC’s tax allowance policy. Because the extent to which an interstate oil pipeline is entitled to an income tax allowance is subject to a case-by-case review at the FERC, the level of income tax allowance to which SFPP will ultimately be entitled is not certain. The D.C. Court’s May 29 decision also upheld the FERC’s determination that a rate is no longer subject to grandfathering protection under EPAct 1992 when there has been a substantial change in the overall rate of return of the pipeline, rather than in one cost element. Further, the D.C. Court declined to consider arguments that there were errors in the FERC’s method for determining substantial change, finding that the parties had not first raised such allegations with the FERC. On July 13, 2007, SFPP filed a petition for rehearing with the D.C. Court, arguing that SFPP did raise allegations with the FERC respecting these calculation errors.

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

ConocoPhillips Company as ConocoPhillips; Ultramar Diamond Shamrock Corporation as Ultramar; and Valero Energy Corporation as Valero.

Following is a listing of certain current FERC proceedings pertaining to our Pacific operations:

Proceedings	Complainants/Protestants	Defendants	Summary
FERC Docket No. OR92-8 et al.	Chevron; Navajo; ARCO; BP WCP; Western Refining; ExxonMobil; Tosco; and Texaco (Ultramar is an intervenor).	SFPP

Consolidated proceeding involving shipper complaints against certain East Line and West Line rates. All five issues (and others) described three paragraphs above this chart are involved in these proceedings. Portions of this proceeding have been appealed (and re-appealed) to the D.C. Court and remanded to the FERC. BP WCP, Chevron, and ExxonMobil have requested a hearing on remanded grandfathering and income tax allowance issues, which is pending action by FERC.

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

Consolidated proceeding involving shipper complaints against all SFPP rates. All five issues (and others) described four paragraphs above this chart are involved in these proceedings. Portions of this proceeding have been appealed (and re-appealed) to the D.C. Court and remanded to the FERC. On May 29, 2007, the D.C. Court upheld the FERC’s income tax allowance policy and upheld FERC’s determination that SFPP’s West Line rates were no longer grandfathered under EPAct 1992; however, the D.C. Court refused to consider arguments that there were errors in the FERC’s method for determining substantial change as to the rates at issue in the OR96-2 proceeding, finding that the parties had not first raised such allegations with FERC. SFPP has filed a petition for rehearing with the D.C. Court. SFPP’s compliance filings establishing the amount of its income tax allowance for the years at issue in the OR92-8 and OR96-2 proceedings are currently pending before FERC, and certain shippers have filed a motion for a hearing on this issue. On July 5, 2007, BP WCP and Chevron filed a motion for immediate payment of reparations to shippers. The FERC has not acted on this motion. BP WCP, Chevron, and ExxonMobil have requested a hearing on remanded grandfathering and income tax allowance issues, which is pending action by FERC. With respect to the FERC’s order on the Sepulveda rate, a compliance filing has been made and requests for rehearing have been filed.

FERC Docket Nos. OR02-4 and OR03-5	Chevron	SFPP	Chevron initiated proceeding to permit Chevron to become complainant in OR96-2. Appealed to D.C. Court and held in abeyance pending final disposition of the OR96-2 proceedings.
FERC Docket No. OR04-3	America West Airlines; Southwest Airlines; Northwest Airlines; and Continental Airlines	SFPP

Complaint alleges that West Line and Watson Station rates are unjust and unreasonable. Watson Station issues severed and consolidated into a proceeding focused only on Watson-related issues (see above). No FERC action on complaint against West Line rates; request for hearing and for consolidation with other proceedings filed and pending before the FERC.

FERC Docket Nos. OR03-5, OR05-4 and OR05-5	BP WCP; ExxonMobil; and ConocoPhillips (other shippers intervened)	SFPP

Complaints allege that SFPP’s interstate rates are not just and reasonable. The FERC has held these complaints in abeyance pending conclusion of other pending SFPP proceedings. Request for hearing and for consolidation with other proceedings filed and pending before the FERC.

FERC Docket No. OR03-5-001	BP WCP; ExxonMobil; and ConocoPhillips (other shippers intervened)

The FERC severed the portions of the complaints in Docket Nos. OR03-5, OR05-4, and OR05-5 regarding SFPP’s North and Oregon Line rates into a separate proceeding in Docket No. OR03-5-001. The complaints in this new docket are held in abeyance pending the outcome of ongoing settlement discussions. Request for hearing and for consolidation with other proceedings filed and pending before the FERC.

FERC Docket No. OR07-1	Tesoro	SFPP

Complaint alleges that SFPP’s North Line rates are not just and reasonable. Complaint held in abeyance pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C. Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy.

FERC Docket No. OR07-2	Tesoro	SFPP

Complaint alleges that SFPP’s West Line rates are not just and reasonable. Complaint held in abeyance pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C. Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy. A request that the FERC set the complaint for hearing – which SFPP opposed – is pending before the FERC.

FERC Docket No. OR07-3	BP WCP; Chevron; ExxonMobil; Tesoro; and Valero Marketing	SFPP

Complaint alleges that SFPP’s North Line indexed rate increase was not just and reasonable. Complaint dismissed; requests for rehearing filed by Chevron, Tesoro and Valero. Petitions for review filed by BP WCP and ExxonMobil at the D.C. Court. Petitions for review held in abeyance.

FERC Docket No. OR07-4	BP WCP; Chevron; and ExxonMobil;	SFPP; Kinder Morgan G.P., Inc.; Kinder Morgan, Inc.

Complaint alleges that SFPP’s rates are not just and reasonable. Complaint held in abeyance pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C. Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy.

FERC Docket Nos. OR07-5 and OR07-7 (consolidated)	ExxonMobil Tesoro	Calnev; Kinder Morgan G.P., Inc.; Kinder Morgan, Inc.

Complaints allege that none of Calnev’s current rates are just or reasonable. In light of the D.C. Court’s May 29, 2007 ruling, on July 19, 2007, the FERC: gave complainants 90 days to amend their Complaints with respect to challenges against the pipeline’s grandfathered rates; accepted the Complaints to the extent they challenge the rates in excess of the grandfathered rate; held the Complaints in abeyance pending a FERC decision on any amended complaints; dismissed with prejudice the Complaints against Kinder Morgan GP Inc. and Kinder Morgan Inc.; denied Tesoro’s request for consolidation with Docket No. IS06-296; and consolidated Docket Nos. OR07-5 and OR07-7.

FERC Docket No. OR07-6	ConocoPhillips	SFPP	Complaint alleges that SFPP’s North Line indexed rate increase was not just and reasonable. Complaint dismissed.
FERC Docket No. OR07-8	BP WCP	SFPP

Complaint alleges that SFPP’s 2005 indexed rate increase was not just and reasonable. On June 6, 2007, the FERC dismissed challenges to SFPP’s underlying rate but held in abeyance the portion of the Complaint addressing SFPP’s July 1, 2005 index-based rate increases. SFPP requested rehearing on July 6, 2007.

FERC Docket No. OR07-9	BP WCP	SFPP

Complaint alleges that SFPP’s ultra low sulphur diesel (ULSD) recovery fee violates the filed rate doctrine and that, in any event, the recovery fee is unjust and unreasonable. On July 6, 2007, the FERC dismissed the complaint.

FERC Docket No. OR07-10	BP WCP, ConocoPhillips, Valero, ExxonMobil	Calnev

Calnev filed a petition with the FERC on May 14, 2007, requesting that the FERC issue a declaratory order approving Calnev’s proposed rate methodology and granting other relief with respect to a substantial proposed expansion of Calnev’s mainline pipeline system. On July 19, 2007, the FERC granted Calnev’s petition for declaratory order.

FERC Docket No. OR07-11	ExxonMobil	SFPP	Complaint alleges that SFPP’s 2005 indexed rate increase was not just and reasonable. The FERC has not acted on this complaint.
FERC Docket No. OR07-14	BP WCP Chevron	SFPP, Calnev Operating Limited Partnership D, Kinder Morgan Energy Partners, L.P., Kinder Morgan Management LLC, Kinder Morgan General Partner, Inc., Kinder Morgan Inc., and Knight Holdco, LLC

Complaint alleges violations of the Interstate Commerce Act and FERC’s cash management regulations, seeks review of the FERC Form 6 annual reports of SFPP and Calnev, and again requests interim refunds and reparations. The FERC has not acted on this complaint.

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

SFPP filed to increase East Line rates to reflect increased costs due to installation of new pipe between El Paso, Texas and Tucson, Arizona. Various shippers protested. Procedural schedule suspended pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C. Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy. A settlement judge has been appointed and settlement discussions are ongoing.

FERC Docket No. IS06-296	ExxonMobil	Calnev

Calnev sought to increase its interstate rates pursuant to the FERC’s indexing methodology. ExxonMobil has protested and a procedural schedule is in place. Calnev’s motion to dismiss or to hold the investigation in abeyance is currently pending before the FERC.

FERC Docket No. IS06-356	Shippers	SFPP

SFPP filed to increase certain rates on its pipelines pursuant to FERC’s indexing methodology. Various shippers protested, but FERC found the tariff filings consistent with its regulations. FERC has rescinded the index increase for the East Line rates, and SFPP has requested rehearing. The D.C. Court dismissed a petition for review, citing the rehearing request pending before FERC.

FERC Docket No. IS07-137 (ULSD Surcharge)	Shippers	SFPP

SFPP filed tariffs to include a per barrel ULSD recovery fee and a surcharge for ULSD-related litigation costs on diesel products. Various shippers protested. Tariffs accepted subject to refund and proceeding held in abeyance pending resolution of other proceedings involving SFPP. With no investigation established, SFPP rescinded the ULSD litigation surcharge in compliance with FERC order. Request for rehearing filed by Chevron and Tesoro.

FERC Docket No. IS07-229	BP WCP ExxonMobil	SFPP	SFPP filed to increase certain rates on its pipelines pursuant to FERC’s indexing methodology. Two shippers protested, but FERC found the tariff filings consistent with its regulations.
FERC Docket No. IS07-234	BP WCP ExxonMobil	Calnev	Calnev filed to increase certain rates on its pipeline pursuant to FERC’s indexing methodology. Two shippers protested, but FERC found the tariff filings consistent with its regulations.
Motions to compel payment of interim damages (Various dockets)	Shippers	SFPP, Kinder Morgan G.P., Inc., Kinder Morgan, Inc.	Proceeding seeks payment of interim damages or escrow of funds pending resolution of various complaints and protests involving SFPP. No FERC action on motions.

In 2003, we made aggregate payments of $44.9 million for reparations and refunds pursuant to a FERC order related to Docket Nos. OR92-8 et al. In 2005, SFPP received a FERC order in OR92-8 and OR96-2 that directed it to submit compliance filings and revised tariffs. Pursuant to the compliance filing, SFPP reduced its rates effective May 1, 2006. We currently estimate the impact of the rate reductions in 2007 to be approximately $25 million. In 2005, we also recorded an accrual of $105.0 million for an expense attributable to an increase in our reserves related to our rate case liability. We assume that any additional reparations and accrued interest thereon will be paid no earlier than the third quarter of 2007. We had previously estimated the combined annual impact of the rate reductions and the payment of reparations sought by shippers would be approximately 15 cents of distributable cash flow per unit. Based on our review of two separate orders issued by the FERC (on December 16, 2005 and on February 13, 2006), and subject to the ultimate resolution of these issues in our compliance filings and subsequent judicial appeals, we now expect the total annual impact will be less than 15 cents per unit.

In general, if the shippers are successful in proving their claims, they are entitled to reparations or refunds of any excess tariffs or rates paid during the two year period prior to the filing of their complaint, and our Pacific operations may be required to reduce the amount of its tariffs or rates for particular services. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts. Based on our review of these FERC proceedings, we estimate that shippers are seeking approximately $275 million in reparation and refund payments and approximately $30 million in additional annual rate reductions.

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

All of the above matters have been consolidated and assigned to a single administrative law judge. A decision from the CPUC regarding the CPUC complaints and the Power Surcharge Resolution is expected by the third quarter of 2007. No schedule has been established for hearing and resolution of the consolidated proceedings other than the 1997 CPUC complaint and the Power Surcharge Resolution. Based on our review of these CPUC proceedings, we estimate that shippers are seeking approximately $100 million in reparation and refund payments and approximately $35 million in annual rate reductions.

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

Armor/Reddy Lawsuit

On May 13, 2004, William Armor filed a case alleging the same claims for underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit against Kinder Morgan CO2, Kinder Morgan G.P., Inc., and Cortez Pipeline Company among others. Armor v. Shell Oil Company, et al, No. 04-03559 (14th Judicial District Court, Dallas County, Texas filed May 13, 2004).

On May 20, 2005, Josephine Orr Reddy and Eastwood Capital, Ltd. filed a case in Dallas state district court alleging the same claims for underpayment of royalties. Reddy and Eastwood Capital, Ltd. v. Shell Oil Company, et al., No. 05-5021 (193rd Judicial District Court, Dallas County, Texas filed May 20, 2005). The defendants included Kinder Morgan CO2 and Kinder Morgan Energy Partners, L.P. On June 23, 2005, the plaintiff in the Armor lawsuit filed a motion to transfer and consolidate the Reddy lawsuit with the Armor lawsuit. On June 28, 2005, the court in the Armor lawsuit ordered that the Reddy lawsuit be transferred and consolidated into the Armor lawsuit.

Effective March 5, 2007, the parties executed a final settlement agreement which provides for the dismissal of the lawsuit and the plaintiffs’ claims with prejudice to being refiled. On June 12, 2007, the Dallas state district court signed its order dismissing the case and all claims with prejudice.

Gerald O. Bailey et al. v. Shell Oil Co. et al/Southern District of Texas Lawsuit

Kinder Morgan CO2, Kinder Morgan Energy Partners, L.P. and Cortez Pipeline Company are among the defendants in a proceeding in the federal courts for the southern district of Texas. Gerald O. Bailey et al. v. Shell Oil Company et al., (Civil Action Nos. 05-1029 and 05-1829 in the U.S. District Court for the Southern District of Texas—consolidated by Order dated July 18, 2005). The plaintiffs are asserting claims for the underpayment of royalties on carbon dioxide produced from the McElmo Dome unit. The plaintiffs assert claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary and agency duties, breach of contract and covenants, violation of the Colorado Unfair Practices Act, civil theft under Colorado law, conspiracy, unjust enrichment, and open account. Plaintiffs Gerald O. Bailey, Harry Ptasynski, and W.L. Gray & Co. have also asserted claims as private relators under the False Claims Act and for violation of federal and Colorado antitrust laws. The plaintiffs seek actual damages, treble damages, punitive damages, a constructive trust and accounting, and declaratory relief. The defendants have filed motions for summary judgment on all claims. No trial date has been set.

Effective March 5, 2007, all defendants and plaintiffs Bridwell Oil Company, the Alicia Bowdle Trust, and the Estate of Margaret Bridwell Bowdle executed a final settlement agreement which provides for the dismissal of these plaintiffs’ claims with prejudice to being refiled. On June 10, 2007, the Houston federal district court entered an order of partial dismissal by which the claims by and against the settling plaintiffs were dismissed with prejudice. The claims asserted by Bailey, Ptasynski, and Gray are not included within the settlement or the order of partial dismissal.

Bridwell Oil Company Wichita County Lawsuit

On March 1, 2004, Bridwell Oil Company, one of the named plaintiffs in the above described Bailey action, filed a new matter in which it asserted claims that are virtually identical to the claims it asserted in the Bailey lawsuit. Bridwell Oil Co. v. Shell Oil Co. et al., No. 160,199-B (78th Judicial District Court, Wichita County, Texas filed March 1, 2004). The defendants in this action include, among others, Kinder Morgan CO2, Kinder Morgan Energy Partners, L.P., and Cortez Pipeline Company. This case was abated pending resolution of the Bailey action discussed above.

Effective March 5, 2007, the parties executed a final settlement agreement which provides for the dismissal of the lawsuit and the plaintiffs’ claims with prejudice to being refiled. On June 14, 2007, the Wichita County state district court signed its order dismissing the case and all claims with prejudice.

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

CO2 Claims Arbitration

Cortez Pipeline Company and Kinder Morgan CO2, successor to Shell CO2 Company, Ltd., were among the named defendants in CO2 Committee, Inc. v. Shell Oil Co., et al., an arbitration initiated on November 28, 2005. The arbitration arose from a dispute over a class action settlement agreement which became final on July 7, 2003 and disposed of five lawsuits formerly pending in the U.S. District Court, District of Colorado. The plaintiffs in such lawsuits primarily included overriding royalty interest owners, royalty interest owners, and small share working interest owners who alleged underpayment of royalties and other payments on carbon dioxide produced from the McElmo Dome Unit. The settlement imposed certain future obligations on the defendants in the underlying litigation. The plaintiff in the arbitration is an entity that was formed as part of the settlement for the purpose of monitoring compliance with the obligations imposed by the settlement agreement. The plaintiff alleged that, in calculating royalty and other payments, defendants used a transportation expense in excess of what is allowed by the settlement agreement, thereby causing alleged underpayments of approximately $12 million. The plaintiff also alleged that Cortez Pipeline Company should have used certain funds to further reduce its debt, which, in turn, would have allegedly increased the value of royalty and other payments by approximately $0.5 million. Defendants denied that there was any breach of the settlement agreement. On August 7, 2006, the arbitration panel issued its opinion finding that defendants did not breach the settlement agreement. On October 25, 2006, the defendants filed an application to confirm the arbitration decision in New Mexico federal district court. On June 21, 2007, the New Mexico federal district court entered final judgment confirming the August 7, 2006 arbitration decision.

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

The MMS set a due date of January 20, 2007 for Kinder Morgan CO2’s payment of the approximately $2.2 million in civil penalties, with interest to accrue daily on that amount in the event payment is not made by such date. Kinder Morgan CO2 has not paid the penalty. On January 2, 2007, Kinder Morgan CO2 submitted a response to the Notice of Noncompliance and Civil Penalty challenging the assessment in the Office of Hearings and Appeals of the Department of the Interior. On February 1, 2007, Kinder Morgan CO2 filed a petition to stay the accrual of penalties until the dispute is resolved. On February 22, 2007, an administrative law judge of the U.S. Department of the Interior issued an order denying Kinder Morgan CO2’s petition to stay the accrual of penalties. No pre-hearing hearing date or pre-hearing schedule has been set in this matter.

Kinder Morgan CO2 disputes the Notice of Noncompliance and Civil Penalty and believes that it has meritorious defenses. Kinder Morgan CO2 contends that use of the Cortez pipeline tariff as the transportation allowance for purposes of calculating federal royalties was approved by the MMS in 1984. This approval was later affirmed as open-ended by the Interior Board of Land Appeals in the 1990s. Accordingly, Kinder Morgan CO2 has stated to the MMS that its use of the Cortez tariff as the approved federal transportation allowance is authorized and proper.

Kinder Morgan CO2 also disputes the allegation that it has knowingly or willfully submitted false, inaccurate, or misleading information to the MMS. Kinder MorganCO2’s use of the Cortez Pipeline tariff as the approved federal transportation allowance has been the subject of extensive discussion between the parties. The MMS was, and is, fully apprised of that fact and of the royalty valuation and payment process followed by Kinder Morgan CO2 generally.

MMS Order to Report and Pay

On March 20, 2007, Kinder Morgan CO2 received an “Order to Report and Pay” from the Minerals Management Service. The MMS contends that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties in the amount of approximately $4.6 million for the period from January 1, 2005 through December 31, 2006 as a result of its use of the Cortez pipeline tariff as the transportation allowance in calculating federal royalties. As noted in the discussion of the Notice of Noncompliance and Civil Penalty proceeding, the MMS claims that the Cortez Pipeline tariff is not the proper transportation allowance and that Kinder Morgan CO2 must use its “reasonable actual costs” calculated in accordance with certain federal product valuation regulations. The MMS set a due date of April 13, 2007 for Kinder Morgan CO2’s payment of the $4.6 million in claimed additional royalties, with possible late payment charges and civil penalties for failure to pay the assessed amount. Kinder Morgan CO2 has not paid the $4.6 million, and on April 19, 2007, it submitted a notice of appeal and statement of reasons in response to the Order to Report and Pay, challenging the Order and appealing it to the Director of the MMS in accordance with 30 CFR 290.100, et seq. Also on April 19, 2007, Kinder Morgan CO2 submitted a petition to suspend compliance with the Order to Report and Pay pending the appeal. The MMS granted Kinder Morgan CO2’s petition to suspend, and approved self-bonding on June 12, 2007. Kinder Morgan CO2 filed a supplemental statement of reasons in support of its appeal of the Order to Report and Pay on June 15, 2007.

In addition to the Order to Report and Pay, in April 2007, Kinder Morgan CO2 received an “Audit Issue Letter” sent by the Colorado Department of Revenue on behalf of the U.S. Department of the Interior. In the letter, the Department of Revenue states that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties (due to the use of the Cortez pipeline tariff as the transportation allowance for purposes of federal royalties) in the amount of $8.5 million for the period from April 2000 through December 2004. Kinder Morgan CO2 responded to the letter in May 2007, outlining its position why use of the Cortez tariff-based transportation allowance is proper.

Kinder Morgan CO2 disputes the Order to Report and Pay and the Colorado Department of Revenue Audit Issue Letter, and as noted above, it contends that use of the Cortez pipeline tariff as the transportation allowance for purposes of calculating federal royalties was approved by the MMS in 1984 and was affirmed as open-ended by the Interior Board of Land Appeals in the 1990s. The appeal to the MMS Director of the Order to Report and Pay does not provide for an oral hearing. No further submission or briefing deadlines have been set.

J. Casper Heimann, Pecos Slope Royalty Trust and Rio Petro LTD, individually and on behalf of all other private royalty and overriding royalty owners in the Bravo Dome Carbon Dioxide Unit, New Mexico similarly situated v. Kinder Morgan CO2 Company, L.P., No. 04-26-CL (8th Judicial District Court, Union County New Mexico)

This case involves a purported class action against Kinder Morgan CO2 alleging that it has failed to pay the full royalty and overriding royalty (“royalty interests”) on the true and proper settlement value of compressed carbon dioxide produced from the Bravo Dome Unit in the period beginning January 1, 2000. The complaint purports to assert claims for violation of the New Mexico Unfair Practices Act, constructive fraud, breach of contract and of the covenant of good faith and fair dealing, breach of the implied covenant to market, and claims for an accounting, unjust enrichment, and injunctive relief. The purported class is comprised of current and former owners, during the period January 2000 to the present, who have private property royalty interests burdening the oil and gas leases held by the defendant, excluding the Commissioner of Public Lands, the United States of America, and those private royalty interests that are not unitized as part of the Bravo Dome Unit. The plaintiffs allege that they were members of a class previously certified as a class action by the United States District Court for the District of New Mexico in the matter Doris Feerer, et al. v. Amoco Production Company, et al., USDC N.M. Civ. No. 95-0012 (the “Feerer Class Action”). Plaintiffs allege that Kinder Morgan CO2’s method of paying royalty interests is contrary to the settlement of the Feerer Class Action. Kinder Morgan CO2 filed a motion to compel arbitration of this matter pursuant to the arbitration provisions contained in the Feerer Class Action settlement agreement, which motion was denied. Kinder Morgan CO2 appealed this decision to the New Mexico Court of Appeals, which affirmed the decision of the trial court. The New Mexico Supreme Court granted further review in October 2006, and after hearing oral argument, the New Mexico Supreme Court quashed its prior order granting review. Kinder Morgan CO2 intends to file a petition for certiorari with the United States Supreme Court in August 2007 seeking further review.

In addition to the matters listed above, audits and administrative inquiries concerning Kinder Morgan CO2’s payments on carbon dioxide produced from the McElmo Dome Unit are currently ongoing. These audits and inquiries involve federal agencies and the State of Colorado.

Commercial Litigation Matters

Union Pacific Railroad Company Easements

SFPP, L.P. and Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company and referred to in this Note as UPRR) are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten year period beginning January 1, 2004 (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to determine the amount payable for easements on UPRR rights-of-way. The trial is ongoing and is expected to conclude in the fourth quarter of 2007.

SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right of way and the safety standards that govern relocations. SFPP believes that it must pay for relocation of the pipeline only when so required by the railroad’s common carrier operations, and in doing so, it need only comply with standards set forth in the federal Pipeline Safety Act in conducting relocations. In July 2006, a trial before a judge regarding the circumstances under which we must pay for relocations concluded, and the judge determined that we must pay for any relocations resulting from any legitimate business purpose of the UPRR. We expect to appeal any final statement of decision to this effect. In addition, UPRR contends that it has complete discretion to cause the pipeline to be relocated at SFPP’s expense at any time and for any reason, and that SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way standards. Each party is seeking declaratory relief with respect to its positions regarding relocations.

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

This multi-district litigation proceeding involves four lawsuits filed in 1997 against numerous Kinder Morgan companies. These suits were filed pursuant to the federal False Claims Act and allege underpayment of royalties due to mismeasurement of natural gas produced from federal and Indian lands. The complaints are part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants) in various courts throughout the country which were consolidated and transferred to the District of Wyoming.

In May 2005, a Special Master appointed in this litigation found that because there was a prior public disclosure of the allegations and that Grynberg was not an original source, the Court lacked subject matter jurisdiction. As a result, the Special Master recommended that the Court dismiss all the Kinder Morgan defendants. In October 2006, the United States District Court for the District of Wyoming upheld the dismissal of each case against the Kinder

Morgan defendants on jurisdictional grounds. Grynberg has appealed this Order to the Tenth Circuit Court of Appeals. A procedural schedule has been issued and briefing will be complete in the fourth quarter of 2007.

Prior to the dismissal order on jurisdictional grounds, the Kinder Morgan defendants filed Motions to Dismiss and for Sanctions alleging that Grynberg filed his Complaint without evidentiary support and for an improper purpose. On January 8, 2007, after the dismissal order, the Kinder Morgan defendants also filed a Motion for Attorney Fees under the False Claim Act. On April 24, 2007 the Court held a hearing on the Motions to Dismiss and for Sanctions and the Requests for Attorney Fees. A decision on those matters has not yet issued.

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

We believe that the federal authorities are also investigating coal inventory practices at one or more of our other terminals. While we have no indication of the direction of this additional investigation, our records do not reflect any sales of excess coal from our other terminals, and we are not aware of any wrongdoing or improper activities at our terminals. We are cooperating fully with federal law enforcement authorities in this investigation, and several of our officers and employees may be interviewed formally by federal authorities. We do not believe there is any basis for criminal charges, and we are engaged in discussions to resolve any possible criminal charges.

Queen City Railcar Litigation

On August 28, 2005, a railcar containing the chemical styrene began leaking styrene gas in Cincinnati, Ohio while en route to our Queen City Terminal. The railcar was sent by the Westlake Chemical Corporation from Louisiana, transported by Indiana & Ohio Railway, and consigned to Westlake at its dedicated storage tank at Queen

City Terminals, Inc., a subsidiary of Kinder Morgan Bulk Terminals, Inc. The railcar leak resulted in the evacuation of many residents and the alleged temporary closure of several businesses in the Cincinnati area. A class action complaint and a suit filed by the City of Cincinnati arising out of this accident have been settled. However, one member of the settlement class, the Estate of George W. Dameron, opted out of the settlement, and the Adminstratrix of the Dameron Estate filed a wrongful death lawsuit on November 15, 2006 in the Hamilton County Court of Common Pleas, Case No. A0609990. The complaint, which is asserted against each of the defendants involved in the class action suit, alleges that styrene exposure caused the death of Mr. Dameron. Kinder Morgan intends to vigorously defend against the estate’s claim.

As part of the settlement of the class action claims, the non-Kinder Morgan defendants have agreed to settle remaining claims asserted by businesses and will obtain a release of such claims favoring all defendants, including Kinder Morgan and its affiliates, subject to the retention by all defendants of their claims against each other for contribution and indemnity. Kinder Morgan expects that a claim will be asserted by other defendants against Kinder Morgan seeking contribution or indemnity for any settlements funded exclusively by other defendants, and Kinder Morgan expects to vigorously defend against any such claims.

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

CalOSHA, with the assistance of the Contra Costa County District Attorney’s office, is continuing to investigate the facts and circumstances surrounding the incident for possible criminal violations. We have been notified by the Contra Costa District Attorney’s office that it intends to pursue criminal charges against us in connection with the Walnut Creek pipeline rupture. We have responded by reiterating our belief that the facts and circumstances do not warrant criminal charges. We are currently engaged in discussions with the Contra Costa District Attorney’s office in an effort to resolve any possible criminal charges, which resolution may result in Kinder Morgan agreeing to plead no contest with respect to certain criminal charges and civil claims, paying a fine and penalties, and agreeing to certain injunctive relief. In the event that we are able to reach such a resolution we do not expect that such resolution would have a material adverse effect on our business, financial position, results of operations or cash flows. In the event that we are not able to reach a resolution, we anticipate that the Contra Costa District Attorney will pursue criminal charges, and we intend to defend such charges vigorously.

As a result of the accident, nineteen separate lawsuits were filed. The majority of the cases were personal injury and wrongful death actions that alleged, among other things, that SFPP/Kinder Morgan failed to properly field mark the area where the accident occurred.

Following court ordered mediation, the Kinder Morgan defendants have settled with plaintiffs in all of the wrongful death cases and the personal injury and property damages cases. These settlements have either become final by order of the court or are awaiting court approval. The only civil cases which remain unsettled at present are certain cross-claims for contribution and indemnity by and between various engineering company defendants and the Kinder Morgan defendants. The parties are currently continuing discovery on the remaining cases.

Consent Agreement Regarding Cordelia, Oakland and Donner Summit California Releases

On May 21, 2007, we and SFPP entered into a Consent Agreement with various governmental agencies to resolve civil claims relating to the unintentional release of petroleum products during three pipeline incidents in northern California. The releases occurred (i) in the Suisun Marsh area near Cordelia in Solano County, in April 2004; (ii) in Oakland in February 2005; and (iii) near Donner Pass in April 2005. The agreement was reached with the United States Environmental Protection Agency, referred to in this Note as the EPA, Department of the Interior,

Department of Justice and the National Oceanic and Atmospheric Administration, as well as the State of California Department of Fish and Game, Office of Spill Prevention and Response, and the Regional Water Quality Control Boards for the San Francisco and Lahontan regions. Under the Consent Agreement, we agreed to pay approximately $3.8 million in civil penalties, $1.3 million in natural resource damages and assessment costs and approximately $0.2 million in agency response and future remediation monitoring costs. All of the civil penalties have been reserved for as of June 30, 2007. In addition, we agreed to perform enhancements in our Pacific Operations relative to its spill prevention, response and reporting practices, the majority of which have already been implemented.

The Consent Agreement was filed with the United States District Court for the Eastern District of California on May 29, 2007 and became effective July 26, 2007. We have substantially completed remediation and restoration activities in consultation with the appropriate state and federal regulatory agencies at the location of each release. Remaining restoration work at the Suisun Marsh and Donner Pass areas is expected to be completed in the fall of 2007.

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

Henrico County, Virginia

On April 17, 2006, Plantation Pipe Line Company, which transports refined petroleum products across the southeastern United States and which is 51.17% owned and operated by us, experienced a pipeline release of turbine fuel from its 12-inch pipeline. The release occurred in a residential area and impacted adjacent homes, yards and common areas, as well as a nearby stream. The released product did not ignite and there were no deaths or injuries. Plantation estimates the amount of product released to be approximately 553 barrels. Immediately following the release, the pipeline was shut down and emergency remediation activities were initiated. Remediation and monitoring activities are ongoing under the supervision of the EPA, and the Virginia Department of Environmental Quality, referred to in this report as the VDEQ. Following settlement negotiations and discussions with VDEQ, Plantation and VDEQ entered into a Special Order on Consent under which Plantation agreed to pay a civil penalty of approximately $0.7 million to VDEQ as well as reimburse VDEQ for less than $0.1 million in expenses and oversight costs to resolve the matter. Plantation satisfied $0.2 million of the civil penalty by completing a supplemental environmental project in the form of a $0.2 million donation to the Henrico County Fire Department for the purchase of hazardous material spill response equipment.

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

Soda Springs, California

In August 2006, our SFPP pipeline experienced a failure near Soda Springs, California, resulting in a release of product that affected a limited area along Interstate Highway 80. Product impacts were primarily limited to soil in an area between the pipeline and Interstate Highway 80. Remediation and monitoring activities are ongoing under the supervision of the California Department of Fish & Game and Nevada County. The cause of the release was determined to be pinhole corrosion in an unpiggable 2-inch diameter bypass to the mainline valve. The bypass was installed to allow pipeline maintenance activity. The bypass piping was replaced at this location and all other similar designs on the pipeline segment were excavated, evaluated and replaced as necessary to avoid future risk of release.

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

Charlotte, North Carolina

On November 27, 2006, the Plantation Pipeline experienced a release of approximately 4,000 gallons of gasoline from a Plantation Pipe Line Company block valve on a delivery line into a terminal owned by a third party company. Upon discovery of the release, Plantation immediately locked out the delivery of gasoline through that pipe to prevent further releases. Product had flowed onto the surface and into a nearby stream, which is a tributary of Paw Creek, and resulted in loss of fish and other biota. Product recovery and remediation efforts were implemented immediately, including removal of product from the stream. The line was repaired and put back into service within a few days. Remediation efforts are continuing under the direction of the North Carolina Department of Environment and Natural Resources (the “NCDENR”), which issued a Notice of Violation and Recommendation of Enforcement against Plantation on January 8, 2007. Plantation continues to cooperate fully with the NCDENR.

In addition, in April 2007, during pipeline maintenance activities near Charlotte, North Carolina, Plantation discovered the presence of historic soil contamination near the pipeline, and reported the presence of impacted soils to the NCDENR. Subsequently, Plantation contacted the owner of the property to request access to the property to investigate the potential contamination. The results of that investigation indicate that there is soil and groundwater contamination which appears to be from historic turbine fuel release. The groundwater contamination is underneath at least two lots on which there is current construction of single family homes as part of a new residential development. Further investigation and remediation will be conducted at the direction of the NCDENR. Plantation is working with the owner of the property and the builder of the residential subdivision to address any potential claims that they may bring.

Although Plantation does not believe that penalties are warranted, it is engaging in settlement discussions with the EPA regarding a potential civil penalty for these two releases as part of broader settlement negotiations with the EPA regarding this spill and two other historic releases from Plantation, including a February 2003 release near Hull, Georgia. The EPA’s most recent demand for all four releases is approximately $0.7 million, plus some additional work to be performed to prevent future releases. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

Barstow, California

The United States Department of Navy has alleged that historic releases of methyl tertiary-butyl ether, referred to in this report as MTBE, from CalNev Pipe Line Company’s Barstow terminal has (i) migrated underneath the Navy’s Marine Corps Logistics Base in Barstow; (ii) impacted the Navy’s existing groundwater treatment system for unrelated groundwater contamination not alleged to have been caused by CalNev, and (iii) could affect the MCLB’s water supply system. Although CalNev believes that it has certain meritorious defenses to the Navy’s claims, we are working with the Navy to agree upon an Administrative Settlement Agreement and Order on Consent for CERCLA Removal Action to reimburse the Navy for $0.5 million in past response actions, plus perform other work to ensure protection of the Navy’s existing treatment system and water supply.

Oil Spill Near Westridge Terminal, Burnaby, British Columbia

On July 24, 2007, a third-party contractor installing a sewer line for the City of Burnaby struck a crude oil pipeline segment included within our Trans Mountain pipeline system near its Westridge terminal in Burnaby, BC, resulting in a release of approximately 1,400 barrels of crude oil. The release impacted the surrounding neighborhood, several homes and nearby Burrard Inlet. No injuries were reported. To address the release, we initiated a comprehensive emergency response in collaboration with, among others, the City of Burnaby, the BC Ministry of Environment, the National Energy Board, and the National Transportation Safety Board. Cleanup and environmental remediation is continuing. The incident is currently under investigation by Federal and Provincial agencies. We are also conducting an internal investigation of the release. We do not expect this matter to have a material adverse impact on our results of operations or cash flows.

Although no assurances can be given, we believe that we have meritorious defenses to all pending pipeline integrity actions set forth in this note. Furthermore, to the extent an assessment of the matter is possible, if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we believe that we have established an adequate reserve to cover potential liability. Additionally, although no assurance can be given, we also believe, based on our experiences to date, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or cash flows.

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

On June 25, 2007, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund, referred to collectively as the plaintiffs, filed a complaint against Exxon Mobil Corporation and GATX Terminals Corporation. The complaint was filed in Gloucester County, New Jersey. The plaintiffs have not yet served the complaint on either of the named defendants. The plaintiffs seek the costs and damages that the plaintiffs allegedly have incurred or will incur as a result of the discharge of pollutants and hazardous substances at the Paulsboro, New Jersey facility. The costs and damages that the plaintiffs seek include damages to natural resources. In addition, the plaintiffs seek an order compelling the defendants to perform or fund the assessment and restoration of those natural resource damages that are the result of the defendants’ actions. As in the case brought by Exxon Mobil against GATX Terminals Corporation, the issue is whether the plaintiffs’ claims are within the scope of the indemnity obligations GATX Terminals and therefore, Kinder Morgan Liquids Terminals, owes to ST Services.

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

Kinder Morgan Transmix

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

Mission Valley Terminal Contamination

In June 2007, our subsidiary SFPP, L.P. was informed that the City of San Diego is planning to file a lawsuit against SFPP seeking unspecified damages allegedly resulting from hydrocarbon impacted soils and groundwater beneath the City’s stadium property in San Diego arising from historic operations at our Mission Valley terminal facility, which are currently being remedied by SFPP. The City of San Diego and SFPP have entered into discussions concerning the possible resolution of such claims. We do not expect the cost of any settlement and remediation to be material. This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board.

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

Although no assurance can be given, we believe that the ultimate resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact. As of June 30, 2007, we have accrued an environmental reserve of $73.3 million, and we believe the establishment of this environmental reserve is adequate such that the resolution of pending environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operations. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes; (ii) groundwater and land use near our sites; and (iii) changes in cleanup technology.

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

In our CO2 business segment, we are required to plug and abandon oil and gas wells that have been removed from service and to remove our surface wellhead equipment and compressors. As of June 30, 2007 and December 31, 2006, we have recognized asset retirement obligations in the aggregate amount of $48.4 million and $47.2 million, respectively, relating to these requirements at existing sites within our CO2 business segment.

In our Natural Gas Pipelines business segment, if we were to cease providing utility services, we would be required to remove certain surface facilities and equipment from land belonging to our customers and others. We believe we can reasonably estimate both the time and costs associated with the retirement of these facilities and as of both June 30, 2007 and December 31, 2006, we have recognized asset retirement obligations in the aggregate amount of $3.1 million relating to the businesses within our Natural Gas Pipelines business segment.

We have included $1.4 million of our total asset retirement obligations as of June 30, 2007 with “Accrued other current liabilities” in our accompanying consolidated balance sheet. The remaining $50.1 million obligation is reported separately as a non-current liability. A reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations for each of the six months ended June 30, 2007 and 2006 is as follows (in millions):

	Six Months Ended June 30,
	2007	2006
Balance at beginning of period	$50.3	$43.2
Liabilities incurred	0.2	5.0
Liabilities settled	(0.3)	(0.8)
Accretion expense	1.3	1.2
Revisions in estimated cash flows	—	—
Balance at end of period	$51.5	$48.6

5. Distributions

On May 15, 2007, we paid a cash distribution of $0.83 per unit to our common unitholders and our Class B unitholders for the quarterly period ended March 31, 2007. KMR, our sole i-unitholder, received 974,285 additional i-units based on the $0.83 cash distribution per common unit. The distributions were declared on April 18, 2007, payable to unitholders of record as of April 30, 2007.

On July 18, 2007, we declared a cash distribution of $0.85 per unit for the quarterly period ended June 30, 2007. The distribution will be paid on August 14, 2007, to unitholders of record as of July 31, 2007. Our common unitholders and Class B unitholders will receive cash. KMR will receive a distribution of 1,143,661 additional i-units based on the $0.85 distribution per common unit. For each outstanding i-unit that KMR holds, a fraction of an i-unit (0.016331) will be issued. This fraction was determined by dividing:

• $0.85, the cash amount distributed per common unit

by

• $52.048, the average of KMR’s shares’ closing market prices from July 13-26, 2007, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

6.	Intangibles

Goodwill

For our investments in affiliated entities that are included in our consolidation, the excess cost over underlying fair value of net assets is referred to as goodwill and reported separately as “Goodwill” in our accompanying consolidated balance sheets. The carrying amount of our goodwill as of June 30, 2007 is summarized as follows (in millions):

	Products	Natural Gas		Trans
	Pipelines	Pipelines	CO2	Mountain	Terminals	Total
Gross carrying amount	$268.2	$288.4	$48.1	$233.2	$238.4	$1,076.3
Accumulated amortization(a)	(5.0)	—	(2.0)	—	(7.1)	(14.1)
Net carrying amount	$263.2	$288.4	$46.1	$233.2	$231.3	$1,062.2

_______

(a) Accumulated amortization amounts apply to periods prior to our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

Goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires us to assign goodwill to an appropriate reporting unit and to determine if the implied fair value of the reporting unit’s goodwill is less than its carrying amount. On April 18, 2007, we announced that we would acquire the Trans Mountain pipeline system from Knight (formerly KMI), and this transaction was completed April 30, 2007 (see Note 2). Following the provisions of generally accepted accounting principles, this transaction caused Knight to consider the fair value of the Trans Mountain pipeline system, and to determine whether goodwill related to these assets was impaired. Based on supporting third-party information obtained regarding the fair values of the Trans Mountain pipeline system assets, Knight recorded a goodwill impairment charge of $377.1 million in the first quarter of 2007, and because we have included all of the historical results of Trans Mountain as though the net assets had been transferred to us on January 1, 2006, this impairment expense is now reflected in our consolidated results of operations.

Changes in the carrying amount of our goodwill for the six months ended June 30, 2007 are summarized as follows (in millions):

	Products	Natural Gas		Trans
	Pipelines	Pipelines	CO2	Mountain	Terminals	Total
Balance as of December 31, 2006	$263.2	$288.4	$46.1	$592.0	$231.3	$1,421.0
Acquisitions and purchase price adjs.	—	—	—	—	—	—
Disposals.	—	—	—	—	—	—
Impairments	—	—	—	(377.1)	—	(377.1)
Currency translation adjustments	—	—	—	18.3	—	18.3
Balance as of June 30, 2007	$263.2	$288.4	$46.1	$233.2	$231.3	$1,062.2

In addition, according to the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” we identify any premium or excess cost we pay over our proportionate share of the underlying fair value of net assets acquired and accounted for as investments under the equity method of accounting. This premium or excess cost is referred to as equity method goodwill and is not subject to amortization but rather to periodic impairment testing. As of both June 30, 2007 and December 31, 2006, we have reported $138.2 million in equity method goodwill within the caption “Investments” in our accompanying consolidated balance sheets.

Other Intangibles

Excluding goodwill, our other intangible assets include customer relationships, contracts and agreements, technology-based assets, and lease value. These intangible assets have definite lives, are being amortized on a straight-line basis over their estimated useful lives, and are reported separately as “Other intangibles, net” in our accompanying consolidated balance sheets. Following is information related to our intangible assets subject to amortization (in millions):

	June 30,	December 31,
	2007	2006
Customer relationships, contracts and agreements
Gross carrying amount	$224.4	$224.4
Accumulated amortization	(29.7)	(23.1)
Net carrying amount	194.7	201.3

Technology-based assets, lease value and other
Gross carrying amount	13.3	13.3
Accumulated amortization	(1.6)	(1.4)
Net carrying amount	11.7	11.9

Total Other intangibles, net	$206.4	$213.2

Amortization expense on our intangibles consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Customer relationships, contracts and agreements	$3.3	$3.4	$6.6	$6.7
Technology-based assets, lease value and other	0.1	—	0.2	0.1
Total amortization	$3.4	$3.4	$6.8	$6.8

As of June 30, 2007, the weighted average amortization period for our intangible assets was approximately 18.4 years. Our estimated amortization expense for these assets for each of the next five fiscal years is approximately $13.6 million, $13.3 million, $12.3 million, $12.2 million and $12.1 million, respectively.

7.	Debt

Our outstanding short-term debt as of June 30, 2007 was $666.0 million. The balance consisted of (i) $395.5 million of commercial paper borrowings; (ii) $250.0 million in principal amount of 5.35% senior notes due August 15, 2007; (iii) a $9.5 million portion of a 5.40% long-term note payable (described below in “—Kinder Morgan Operating L.P. “A” Debt”); (iv) a $6.0 million portion of 5.23% senior notes (our subsidiary, Kinder Morgan Texas Pipeline, L.P., is the obligor on the notes); and (v) a $5.0 million portion of 7.84% senior notes (our subsidiary, Central Florida Pipe Line LLC, is the obligor on the notes). The weighted average interest rate on all of our borrowings was approximately 6.41% during the second quarter of 2007 and approximately 6.08% during the second quarter of 2006.

Credit Facility

Our $1.85 billion five-year unsecured bank credit facility matures August 18, 2010 and can be amended to allow for borrowings up to $2.1 billion. Borrowings under our credit facility can be used for general corporate purposes and as a backup for our commercial paper program. There were no borrowings under our five-year credit facility as of June 30, 2007 or as of December 31, 2006.

Our five-year credit facility is with a syndicate of financial institutions and Wachovia Bank, National Association is the administrative agent. As of June 30, 2007, the amount available for borrowing under our credit facility was reduced by an aggregate amount of $899.5 million, consisting of (i) our outstanding commercial paper borrowings ($395.5 million as of June 30, 2007); (ii) a combined $258 million in three letters of credit that support our hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil; (iii) a $100 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of our Pacific operations’ pipelines in the State of California; (iv) a combined $48 million in two letters of credit that support tax-exempt bonds; (v) a combined $39.7 million in two letters of credit that support the construction of our Kinder Morgan Louisiana Pipeline (a natural gas pipeline); (vi) a $37.5 million letter of credit that supports our indemnification obligations on the Series D note borrowings of Cortez Capital Corporation; and (vii) a combined $20.8 million in other letters of credit supporting other obligations of us and our subsidiaries.

Commercial Paper Program

Our commercial paper program provides for the issuance of up to $1.85 billion of commercial paper. Our $1.85 billion unsecured five-year bank credit facility supports our commercial paper program, and borrowings under our commercial paper program reduce the borrowings allowed under our credit facility. As of June 30, 2007, we had $395.5 million of commercial paper outstanding with an average interest rate of approximately 5.47%. As of December 31, 2006, we had $1,098.2 million of commercial paper outstanding with an average interest rate of approximately 5.42%. The borrowings under our commercial paper program were used principally to finance the acquisitions and capital expansions we made during 2007 and 2006.

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

Additionally, on June 21, 2007, we closed a public offering of $550 million in principal amount of 6.95% senior notes due January 15, 2038. We received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $543.9 million, and we used the proceeds to reduce the borrowings under our commercial paper program.

Interest Rate Swaps

Information on our interest rate swaps is contained in Note 10.

Kinder Morgan Operating L.P. “A” Debt

Effective January 1, 2007, we acquired the remaining approximate 50.2% interest in the Cochin pipeline system that we did not already own (see Note 2). As part of our purchase price, two of our subsidiaries issued a long-term note payable to the seller having a fair value of $42.3 million. We valued the debt equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%. The principal amount of the note, along with interest, is due in five annual installments of $10.0 million beginning March 31, 2008. The final payment is due March 31, 2012. Our subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note, and as of June 30, 2007, the outstanding balance under the note was $43.4 million.

Contingent Debt

As prescribed by the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we disclose certain types of guarantees or indemnifications we have made. These disclosures cover certain types of guarantees included within debt agreements, even if the likelihood of requiring our performance under such guarantee is remote. The following is a description of our contingent debt agreements as of June 30, 2007.

Cortez Pipeline Company Debt

Pursuant to a certain Throughput and Deficiency Agreement, the partners of Cortez Pipeline Company (Kinder Morgan CO2 Company, L.P. – 50% partner; a subsidiary of Exxon Mobil Corporation – 37% partner; and Cortez Vickers Pipeline Company – 13% partner) are required, on a several, proportional percentage ownership basis, to contribute capital to Cortez Pipeline Company in the event of a cash deficiency. Furthermore, due to our indirect ownership of Cortez Pipeline Company through Kinder Morgan CO2 Company, L.P., we severally guarantee 50% of the debt of Cortez Capital Corporation, a wholly-owned subsidiary of Cortez Pipeline Company.

As of June 30, 2007, the debt facilities of Cortez Capital Corporation consisted of (i) $64.3 million of Series D notes due May 15, 2013; (ii) a $125 million short-term commercial paper program; and (iii) a $125 million five-year committed revolving credit facility due December 22, 2009 (to support the above-mentioned $125 million commercial paper program). As of June 30, 2007, Cortez Capital Corporation had $85.2 million of commercial paper outstanding with an average interest rate of approximately 5.40%, the average interest rate on the Series D notes was 7.14%, and there were no borrowings under the credit facility.

With respect to Cortez’s Series D notes, Shell Oil Company shares our several guaranty obligations jointly and severally; however, we are obligated to indemnify Shell for liabilities it incurs in connection with such guaranty and we entered into a letter of credit issued by JP Morgan Chase in December 2006 in the amount of $37.5 million to secure our indemnification obligations to Shell for 50% of the $75 million in principal amount of Series D notes outstanding as of December 31, 2006.

Red Cedar Gathering Company Debt

As a result of Red Cedar Gathering Company’s March 2007 retirement of the remaining $31.4 million outstanding principal amount of its Senior Notes due October 31, 2010, we are no longer contingently liable for any Red Cedar Gathering Company debt.

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

The bond indenture is for 30 years and allows the bonds to remain outstanding until December 1, 2020. Principal payments on the bonds are made on the first of December each year and corresponding reductions are made to the letter of credit. As of June 30, 2007, this letter of credit had an outstanding balance under our credit facility of $23.8 million.

Rockies Express Pipeline LLC Debt

Pursuant to certain guaranty agreements, all three member owners of West2East Pipeline LLC (which owns all of the member interests in Rockies Express Pipeline LLC) have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in West2East Pipeline LLC, borrowings under Rockies Express’ (i) $2.0 billion five-year, unsecured revolving credit facility, due April 28, 2011; and (ii) $2.0 billion commercial paper program. Borrowings under the Rockies Express commercial paper program are primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay related expenses. The credit facility, which can be amended to allow for borrowings up to $2.5 billion, supports borrowings under the commercial paper program, and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility.

The three member owners and their respective ownership interests consist of the following: our subsidiary Kinder Morgan W2E Pipeline LLC – 51%, a subsidiary of Sempra Energy – 25%, and a subsidiary of ConocoPhillips – 24%. As of June 30, 2007, Rockies Express Pipeline LLC had $1,350.4 million of commercial paper outstanding with an average interest rate of approximately 5.40%, and there were no borrowings under its five-year credit facility. Accordingly, as of June 30, 2007, our contingent share of Rockies Express’ debt was $688.7 million (51% of total commercial paper borrowings).

For additional information regarding our debt facilities and our contingent debt agreements, see Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

8.	Partners’ Capital

Limited Partner Units

As of June 30, 2007 and December 31, 2006, our partners’ capital included the following limited partner units:

	June 30,	December 31,
	2007	2006
Common units	163,090,396	162,816,303
Class B units	5,313,400	5,313,400
i-units	70,030,043	62,301,676
Total limited partner units	238,433,839	230,431,379

The total limited partner units represent our limited partners’ interest and an effective 98% economic interest in us, exclusive of our general partner’s incentive distribution rights. Our general partner has an effective 2% interest in us, excluding its incentive distribution rights.

As of June 30, 2007, our total common units consisted of 148,734,661 units held by third parties, 12,631,735 units held by Knight and its consolidated affiliates (excluding our general partner), and 1,724,000 units held by our general partner. As of December 31, 2006, our total common units consisted of 148,460,568 units held by third parties, 12,631,735 units held by Knight and its consolidated affiliates (excluding our general partner) and 1,724,000 units held by our general partner.

On both June 30, 2007 and December 31, 2006, all of our 5,313,400 Class B units were held by a wholly-owned subsidiary of Knight. The Class B units are similar to our common units except that they are not eligible for trading on the New York Stock Exchange. All of our Class B units were issued to a wholly-owned subsidiary of Knight in December 2000.

On both June 30, 2007 and December 31, 2006, all of our i-units were held entirely by KMR. Our i-units are a separate class of limited partner interests in us and are not publicly traded. The number of i-units we distribute to KMR is based upon the amount of cash we distribute to the owners of our common units. When cash is paid to the holders of our common units, we issue additional i-units to KMR. The fraction of an i-unit paid per i-unit owned by KMR will have a value based on the cash payment on the common unit. Based on the preceding, KMR received a distribution of 974,285 i-units from us on May 15, 2007, based on the $0.83 per unit distributed to our common unitholders on that date.

In addition, on May 17, 2007, KMR issued 5,700,000 of its shares in a public offering at a price of $52.26 per share, less underwriter discounts and commissions. The net proceeds from the offering were used by KMR to buy additional i-units from us, and we received net proceeds of $297.9 million for the issuance of 5,700,000 i-units. We used the proceeds from this equity issuance to reduce the borrowings under our commercial paper program.

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

Incentive distributions allocated to our general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. Our distribution of $0.83 per unit paid on May 15, 2007 for the first quarter of 2007 required an incentive distribution to our general partner of $138.8 million. Our distribution of $0.81 per unit paid on May 15, 2006 for the first quarter of 2006 required an incentive distribution to our general partner of $128.3 million. The increased incentive distribution to our general partner paid for the first quarter of 2007 over the distribution paid for the first quarter of 2006 reflects the increase in the amount distributed per unit as well as the issuance of additional units.

Our declared distribution for the second quarter of 2007 of $0.85 per unit will result in an incentive distribution to our general partner of $147.6 million. This compares to our distribution of $0.81 per unit and incentive distribution to our general partner of $129.0 million for the second quarter of 2006.

9.	Comprehensive Income

Comprehensive income is the change in our Partners’ Capital that results from periodic revenues, expenses, gains and losses, as well as any other recognized changes that occur for reasons other than investments by and distributions to our partners. The difference between our comprehensive income and our net income represents our other comprehensive income.

For each of the three and six month periods ended June 30, 2007, and June 30, 2006, the components of our other comprehensive included (i) unrealized gains or losses on derivative contracts utilized for hedging purposes; (ii) foreign currency translation adjustments (including those adjustments resulting from the process of translating the financial statements of Trans Mountain since January 1, 2006); (iii) minimum pension liability adjustments, reclassifications of post-retirement benefit gains and prior service credits to net income (these three amounts are reported in table below combined); and (iv) our proportionate share of the other comprehensive income related to the post-retirement benefit and pension plans of Plantation Pipe Line Company, one of our equity investees.

Our total comprehensive income was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Income:	$232.7	$254.4	$83.2	$507.3
Other comprehensive income (loss):
Change in fair value of derivative contracts utilized for hedging purposes	(125.9)	(266.9)	(226.9)	(484.9)
Reclassification of change in fair value of derivative contracts to net income	95.7	117.0	164.1	219.2
Equity in other comprehensive income of equity method investees related to post-retirement benefit and pension plans	—	—	1.5	—
Minimum pension liability adjustments, reclassifications of post-retirement benefit actuarial gains and prior service credits to net income	(0.3)	(0.1)	(0.4)	(1.4)
Change in foreign currency translation adjustments	45.1	18.8	51.7	1.8
Total other comprehensive income (loss)	14.6	(131.2)	(10.0)	(265.3)

Comprehensive income	$247.3	$123.2	$73.2	$242.0

10. Risk Management

Energy Commodity Price Risk Management

We are exposed to risks associated with unfavorable changes in the market price of natural gas, natural gas liquids and crude oil as a result of our expected future purchase or sale of these products. Such changes are often caused by shifts in the supply and demand for these commodities, as well as their locations. Our energy commodity derivative contracts act as a hedging (offset) mechanism against the volatility of energy commodity prices by allowing us to transfer this price risk to counterparties who are able and willing to bear it.

Hedging effectiveness and ineffectiveness

Reflecting the portion of changes in the value of derivative contracts that were not effective in offsetting underlying changes in expected cash flows (the ineffective portion of hedges), we recognized gains of $0.3 million and $0.9 million, respectively, during the three and six month periods ended June 30, 2007, and we recognized losses of $1.6 million and $1.8 million, respectively, during the three and six month periods ended June 30, 2006. The gains and losses we recognized as a result of hedge ineffectiveness are reported within the captions “Natural gas sales,” “Gas purchases and other costs of sales,” and “Product sales and other” in our accompanying consolidated statements of income, and for each of the first six months of 2007 and 2006, we did not exclude any component of the derivative contracts’ gain or loss from the assessment of hedge effectiveness.

Furthermore, during the three and six month periods ended June 30, 2007, we reclassified $95.7 million and $164.1 million, respectively, of “Accumulated other comprehensive loss” into earnings, including approximately $0.1 million in the first quarter of 2007 resulting from the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period or within an additional two-month period of time thereafter. The remaining $164.0 million reclassified into net income during the first half of 2007 resulted from the hedged forecasted transactions actually affecting earnings (for example, when the forecasted sales and purchases actually occurred).

During the three and six month periods ended June 30, 2006, we reclassified $117.0 million and $219.2 million, respectively, of “Accumulated other comprehensive loss” into earnings, and with the exception of the $2.9 million loss resulting from the discontinuance of cash flow hedges related to the sale of our Douglas gathering assets (described in Note 2), no other reclassification of Accumulated other comprehensive loss into earnings during the first six months of 2006 resulted from the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

Our consolidated “Accumulated other comprehensive loss” balance was $876.1 million as of June 30, 2007 and $866.1 million as of December 31, 2006. These consolidated totals included “Accumulated other comprehensive loss” amounts associated with our commodity price risk management activities of $901.5 million as of June 30, 2007 and $838.7 million as of December 31, 2006, and approximately $360.2 million of the total amount associated with our commodity price risk management activities as of June 30, 2007 is expected to be reclassified into earnings during the next twelve months.

Fair Value of Energy Commodity Derivative Contracts

The fair values of our energy commodity derivative contracts are included in our accompanying consolidated balance sheets within “Other current assets,” “Deferred charges and other assets,” “Accrued other current liabilities,” and “Other long-term liabilities and deferred credits.” The following table summarizes the fair values of our energy commodity derivative contracts associated with our commodity price risk management activities and included on our accompanying consolidated balance sheets as of June 30, 2007 and December 31, 2006 (in millions):

	June 30,	December 31,
	2007	2006
Derivatives-net asset/(liability)
Other current assets	$29.7	$91.9
Deferred charges and other assets	3.8	12.7
Accrued other current liabilities	(384.5)	(431.4)
Other long-term liabilities and deferred credits	$(549.9)	$(510.2)

As discussed in our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, we have counterparty credit risk as a result of our use of financial derivative contracts. In addition, in conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of June 30,

2007 and December 31, 2006, we had three outstanding letters of credit totaling $258.0 million and $243.0 million, respectively, in support of our hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil.

Additionally, as of June 30, 2007, we had cash margin deposits associated with our commodity contract positions and over-the-counter swap partners totaling $3.2 million, and we reported this amount as “Restricted deposits” in our accompanying consolidated balance sheet as of June 30, 2007. As of December 31, 2006, our counterparties associated with our commodity contract positions and over-the-counter swap agreements had margin deposits with us totaling $2.3 million, and we reported this amount within “Accrued other liabilities” in our accompanying consolidated balance sheet as of December 31, 2006.

Interest Rate Risk Management

In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt. We use interest rate swap agreements to manage the interest rate risk associated with the fair value of our fixed rate borrowings and to effectively convert a portion of the underlying cash flows related to our long-term fixed rate debt securities into variable rate cash flows in order to achieve our desired mix of fixed and variable rate debt.

Since the fair value of fixed rate debt varies inversely with changes in the market rate of interest, we enter into swap agreements to receive a fixed and pay a variable rate of interest in order to convert the interest expense associated with certain of our senior notes from fixed rates to floating rates, resulting in future cash flows that vary with the market rate of interest. These swaps, therefore, hedge against changes in the fair value of our fixed rate debt that result from market interest rate changes.

As of December 31, 2006, we were a party to interest rate swap agreements with notional principal amounts of $2.1 billion. In the first quarter of 2007, we both entered into additional fixed-to-floating interest rate swap agreements having a combined notional principal amount of $400 million and a maturity date of February 1, 2017, and terminated an existing fixed-to-floating interest rate swap agreement having a notional principal amount of $100 million and a maturity date of March 15, 2032. We received $15.0 million from the early termination of this swap agreement, and this amount is being amortized over the remaining term of the original swap period.

In the second quarter of 2007, we entered into an additional fixed-to-floating interest rate swap agreement having a notional principal amount of $100 million, and as of June 30, 2007, we had a combined notional principal amount of $2.5 billion of these agreements effectively converting the interest expense associated with certain series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread. These swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of June 30, 2007, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through January 1, 2038.

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

Fair Value of Interest Rate Swap Agreements

The differences between the fair value and the original carrying value associated with our interest rate swap agreements, that is, the derivative contracts’ changes in fair value, are included within “Deferred charges and other assets” and “Other long-term liabilities and deferred credits” in our accompanying consolidated balance sheets. The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Value of interest rate swaps” on our accompanying consolidated balance sheets, which also includes any unamortized portion of proceeds received from the early termination of interest rate swap agreements. As of June 30, 2007, this unamortized premium totaled $14.5 million.

The following table summarizes the net fair value of our interest rate swap agreements associated with our interest rate risk management activities and included on our accompanying consolidated balance sheets as of June 30, 2007 and December 31, 2006 (in millions):

	June 30,	December 31,
	2007	2006
Derivatives-net asset/(liability)
Deferred charges and other assets	$18.1	$65.2
Other long-term liabilities and deferred credits	(72.4)	(22.6)
Net fair value of interest rate swaps	$(54.3)	$42.6

Furthermore, we are exposed to credit related losses in the event of nonperformance by counterparties to our interest rate swap agreements, and while we enter into derivative contracts primarily with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk. As of June 30, 2007, all of our interest rate swap agreements were with counterparties with investment grade credit ratings.

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

For a more complete discussion of our risk management activities, see Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

11. Reportable Segments

We divide our operations into five reportable business segments:

• Products Pipelines;

• Natural Gas Pipelines;

• CO2;

• Terminals; and

• Trans Mountain.

We evaluate performance principally based on each segments’ earnings before depreciation, depletion and amortization, which exclude general and administrative expenses, third-party debt costs and interest expense, unallocable interest income and minority interest. Our reportable segments are strategic business units that are managed separately, provide different products and services, and employ different marketing strategies. In addition, due to the fact that our Trans Mountain pipeline system’s operations are a separately identifiable component of our internal organization, and meet the segment criteria described above, we have identified Trans Mountain as a separate reportable business segment.

Our Products Pipelines segment derives its revenues primarily from the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids. Our Natural Gas Pipelines segment derives its revenues primarily from the sale, transmission, storage and gathering of natural gas. Our CO2 segment derives its revenues primarily from the production and sale of crude oil from fields in the Permian Basin of West Texas, and from the transportation and marketing of carbon dioxide used as a flooding medium for recovering crude oil from mature oil fields. Our Terminals segment derives its revenues primarily from the transloading and storing of refined petroleum products and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt and other bulk chemicals. Our Trans Mountain business segment derives its revenues primarily from the transportation of crude oil and refined products from Edmonton, Alberta to marketing terminals and refineries in the Greater Vancouver area and Puget Sound in Washington State.

Financial information by segment follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Products Pipelines
Revenues from external customers	$215.1	$189.0	$425.4	$369.5
Intersegment revenues	—	—	—	—
Natural Gas Pipelines
Revenues from external customers	1,693.1	1,601.8	3,228.5	3,431.8
Intersegment revenues	—	—	—	—
CO2
Revenues from external customers(a)	199.5	185.8	391.1	360.5
Intersegment revenues	—	—	—	—
Terminals
Revenues from external customers	228.8	219.9	443.7	426.3
Intersegment revenues	0.2	0.4	0.4	0.4
Trans Mountain
Revenues from external customers	43.3	28.9	76.1	60.5
Intersegment revenues	—	—	—	—
Total segment revenues	2,380.0	2,225.8	4,565.2	4,649.0
Less: Total intersegment revenues	(0.2)	(0.4)	(0.4)	(0.4)
Total consolidated revenues	$2,379.8	$2,225.4	$4,564.8	$4,648.6

Operating expenses(b)
Products Pipelines(c)	$77.8	$78.9	$150.2	$139.6
Natural Gas Pipelines(d)	1,555.4	1,477.0	2,961.1	3,174.8
CO2	76.2	66.8	146.8	125.3
Terminals	117.1	116.9	232.9	232.7
Trans Mountain	16.0	12.6	27.9	24.5
Total segment operating expenses	1,842.5	1,752.2	3,518.9	3,696.9
Less: Total intersegment operating expenses	(0.2)	(0.4)	(0.4)	(0.4)
Total consolidated operating expenses	$1,842.3	$1,751.8	$3,518.5	$3,696.5

Other expense (income)
Products Pipelines	$(2.8)	$—	$(2.3)	$—
Natural Gas Pipelines(e)	(2.7)	(15.1)	(2.7)	(15.1)
CO2	—	—	—	—
Terminals(f)	(1.7)	—	(4.4)	—
Trans Mountain(g)	—	(0.9)	377.1	(0.9)
Total consolidated other expense (income)	$(7.2)	$(16.0)	$367.7	$(16.0)

Depreciation, depletion and amortization
Products Pipelines	$22.2	$20.5	$44.8	$40.7
Natural Gas Pipelines	16.2	16.1	32.2	32.0
CO2(h)	71.2	42.0	140.1	81.3
Terminals	21.2	18.7	41.7	36.0
Trans Mountain	5.0	4.9	9.7	9.7
Total consol. depreciation, depletion and amortization	$135.8	$102.2	$268.5	$199.7

Earnings from equity investments
Products Pipelines(i)	$9.0	$2.7	$16.4	$10.6
Natural Gas Pipelines(j)	3.8	10.6	10.2	21.8
CO2	5.0	5.1	10.2	10.7
Terminals	—	0.1	—	0.1
Trans Mountain	—	—	—	—
Total consolidated equity earnings	$17.8	$18.5	$36.8	$43.2

Amortization of excess cost of equity investments
Products Pipelines	$0.8	$0.9	$1.6	$1.7
Natural Gas Pipelines	0.2	—	0.3	0.1
CO2	0.5	0.5	1.0	1.0
Terminals	—	—	—	—
Trans Mountain	—	—	—	—
Total consol. amortization of excess cost of investments	$1.5	$1.4	$2.9	$2.8

Interest income
Products Pipelines	$1.1	$1.1	$2.2	$2.2
Natural Gas Pipelines	—	—	—	0.1
CO2	—	—	—	—
Terminals	—	—	—	—
Trans Mountain	—	—	—	—
Total segment interest income	1.1	1.1	2.2	2.3
Unallocated interest income	0.3	0.8	0.5	1.4
Total consolidated interest income	$1.4	$1.9	$2.7	$3.7

Other, net – income (expense)
Products Pipelines(k)	$3.0	$6.1	$3.1	$6.2
Natural Gas Pipelines	0.2	—	0.2	0.3
CO2	—	—	—	—
Terminals	—	(0.1)	—	1.3
Trans Mountain	0.6	1.5	1.1	1.4
Total consolidated other, net – income (expense)	$3.8	$7.5	$4.4	$9.2

Income tax benefit (expense)
Products Pipelines(l)	$(5.6)	$(0.8)	$(8.4)	$(3.9)
Natural Gas Pipelines	0.2	0.4	(1.2)	0.1
CO2	0.6	—	(0.2)	(0.1)
Terminals	(3.5)	(1.8)	(5.0)	(3.8)
Trans Mountain	1.7	(1.0)	(0.8)	(4.2)

Total consolidated income tax benefit (expense)	$(6.6)	$(3.2)	$(15.6)	$(11.9)

Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(m)
Products Pipelines	$147.6	$119.2	$290.8	$245.0
Natural Gas Pipelines	144.6	150.9	279.3	294.4
CO2	128.9	124.1	254.3	245.8
Terminals	110.1	101.6	210.6	191.6
Trans Mountain	29.6	17.7	(328.6)	34.1
Total segment earnings before DD&A	560.8	513.5	706.4	1,010.9
Total consol. depreciation, depletion and amortization	(135.8)	(102.2)	(268.5)	(199.7)
Total consol. amortization of excess cost of investments	(1.5)	(1.4)	(2.9)	(2.8)
Interest and corporate administrative expenses(n)	(190.8)	(155.5)	(351.8)	(301.1)
Total consolidated net income	$232.7	$254.4	$83.2	$507.3

Capital expenditures
Products Pipelines	$66.5	$64.5	$102.8	$121.2
Natural Gas Pipelines	72.2	189.1	99.1	209.6
CO2	72.1	58.9	161.7	133.1
Terminals	119.2	55.0	211.8	97.3
Trans Mountain	72.8	19.9	115.0	24.9
Total consolidated capital expenditures(o)	$402.8	$387.4	$690.4	$586.1

	June 30,	December 31,
	2007	2006
Assets
Products Pipelines	$4,101.8	$3,910.5
Natural Gas Pipelines	3,980.0	3,946.6
CO2	1,872.4	1,870.8
Terminals	2,595.3	2,397.5
Trans Mountain	1,123.7	1,314.0
Total segment assets	13,673.2	13,439.4
Corporate assets(p)	199.1	102.8
Total consolidated assets	$13,872.3	$13,542.2

_______

(a)	2006 amounts include a reduction of $1.8 million from a loss on derivative contracts used to hedge forecasted crude oil sales.
(b)	Includes natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(c)	2007 and 2006 amounts include expenses of $2.2 million and $13.5 million, respectively, associated with environmental liability adjustments.

(d)

2006 amounts include expenses of $1.5 million associated with environmental liability adjustments, and a reduction in expense of $6.3 million due to the release of a reserve related to a natural gas purchase/sales contract.

(e)	2006 amounts represent a $15.1 million gain from the combined sale of our Douglas natural gas gathering system and our Painter Unit fractionation facility.
(f)	Six month 2007 amount includes income of $1.8 million from property casualty gains associated with the 2005 hurricane season.
(g)	Six month 2007 amount represents a goodwill impairment expense.
(h)

Includes depreciation, depletion and amortization expense associated with (i) oil and gas producing and gas processing activities in the amount of $65.8 million for the second quarter of 2007, $37.3 million for the second quarter of 2006, $129.4 million for the first six months of 2007 and $71.9 million for the first six months of 2006; and (ii) sales and transportation services activities in the amount of $5.4 million for the second quarter of 2007, $4.7 million for the second quarter of 2006, $10.7 million for the first six months of 2007 and $9.4 million for the first six months of 2006.

(i)	2006 amounts include a reduction in earnings of $4.9 million associated with our portion of expenses related to environmental liability adjustments on Plantation Pipe Line Company.
(j)	Six month 2007 amount includes a reduction in earnings of $1.0 million, representing our portion of a loss from the early extinguishment of debt by Red Cedar Gathering Company.
(k)

2007 amounts include a $0.8 million increase in income resulting from unrealized foreign currency gains on long-term debt transactions. 2006 amounts include a $5.7 million increase in income from the settlement of certain transmix processing contracts.

(l)

2006 amounts include a $1.9 million decrease in expense associated with the tax effect on expenses from environmental liability adjustments made by Plantation Pipe Line Company and described in footnote (i).

(m)	Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, income taxes, and other expense (income).
(n)	Includes unallocated interest income, interest and debt expense, general and administrative expenses and minority interest expense.
(o)

Includes sustaining capital expenditures in the amount of $36.4 million for the second quarter of 2007, $35.0 million for the second quarter of 2006, $63.2 million for the first six months of 2007 and $60.7 million for the first six months of 2006. The listed amounts do not include Trans Mountain sustaining capital expenditures for periods prior to our acquisition date of April 30, 2007. Trans Mountain had sustaining capital expenditures of $0.4 million and $1.1 million, respectively, for the second quarter and first six months of 2007 prior to our acquisition date of April 30, 2007, and sustaining capital expenditures of $0.7 million and $1.8 million, respectively, for the second quarter and first six months of 2006. Sustaining capital expenditures are defined as capital expenditures which do not increase the capacity of an asset.

(p)	Includes cash, cash equivalents, margin and restricted deposits, certain unallocable deferred charges, and risk management assets related to the fair value of interest rate swaps.

We do not attribute interest and debt expense to any of our reportable business segments. For the three months ended June 30, 2007 and 2006, we reported total consolidated interest expense of $98.5 million and $85.9 million, respectively. For the six months ended June 30, 2007 and 2006, we reported total consolidated interest expense of $190.6 million and $164.9 million, respectively.

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

The noncontributory defined benefit pension plan covering the former employees of Kinder Morgan Bulk Terminals is the Knight Inc. Retirement Plan. The benefits under this plan are based primarily upon years of service and final average pensionable earnings; however, benefit accruals were frozen as of December 31, 1998.

Our net periodic benefit costs for the SFPP post-retirement benefit plan for the first six months of 2007 was a credit of approximately $0.1 million, recognized ratably over the period. We also recognized credits of approximately $0.1 million in each of the first two quarters of 2006. The credits in both 2007 and 2006 resulted in increases to income, largely due to amortizations of an actuarial gain and a negative prior service cost. As of June 30, 2007, we estimate our overall net periodic post-retirement benefit cost for the year 2007 will be a credit of approximately $0.3 million, although this estimate could change if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities.

13. Related Party Transactions

Plantation Pipe Line Company Note Receivable

We have a seven-year note receivable bearing interest at the rate of 4.72% per annum from Plantation Pipe Line Company, our 51.17%-owned equity investee. The outstanding note receivable balance was $93.1 million and $92.0 million as of December 31, 2006 and June 30, 2007, respectively. Of these amounts, $3.4 million and $3.5 million were included within “Accounts, notes and interest receivable, net-Related parties” as of December 31, 2006 and June 30, 2007, respectively, and the remainder was included within “Notes receivable-Related parties” at each reporting date.

Knight (formerly Kinder Morgan, Inc.) Asset Contributions

In conjunction with our acquisition of certain Natural Gas Pipelines assets from Knight in December 1999 and December 2000, Knight became a guarantor of approximately $733.5 million of our debt. Knight would be obligated to perform under this guarantee only if we and/or our assets were unable to satisfy our obligations.

Knight Notes Receivable

As of June 30, 2007, two separate affiliates of Knight owed to us a combined principal amount of $7.1 million in long term notes, and we included this balance within “Notes receivable-Related parties” on our consolidated balance sheet as of June 30, 2007. The two notes are denominated in Canadian dollars, and the above amount represents the combined translated amount included in our consolidated financial statements in U.S. dollars.

The two notes currently have no fixed terms of repayment, and as of December 31, 2006, the two notes had a translated principal amount of $6.5 million.

Fair Value of Energy Commodity Derivative Contracts

As discussed in Note 1, as a result of the going private transaction of Knight, a number of individuals and entities became significant investors in Knight. Of those, by virtue of the size of their ownership interest in Knight, two of those investors became “related parties” to us (as that term is defined in authoritative accounting literature): (i) American International Group, Inc. and certain of its affiliates; and (ii) Goldman Sachs Capital Partners and certain of its affiliates.

We, and/or our affiliates, enter into transactions with certain AIG affiliates in the ordinary course of their conducting insurance and insurance-related activities, although no individual transaction is, and all such transactions collectively are not, material to our consolidated financial statements. We conduct commodity risk management activities in the ordinary course of implementing our risk management strategies in which the counterparty to certain of our derivative transactions is an affiliate of Goldman Sachs. In conjunction with these activities, we are a party

(through one of our subsidiaries engaged in the production of crude oil) to a hedging facility with J. Aron & Company/Goldman Sachs which requires us to provide certain periodic information, but does not require the posting of margin. As a result of changes in the market value of our derivative positions, we have created both amounts receivable from and payable to Goldman Sachs affiliates.

The following table summarizes the fair values of these energy commodity derivative contracts associated with our commodity price risk management activities and included on our accompanying consolidated balance sheets as of June 30, 2007 (in millions):

Derivatives-net asset/(liability)
Other current assets	$0.2
Accrued other current liabilities	(85.3)
Other long-term liabilities and deferred credits	$(185.4)

14. Regulatory Matters

The following updates the disclosure in Note 17 to our audited financial statements that were filed with our Annual Report on Form 10-K for the year ended December 31, 2006 with respect to developments that occurred during the six months ended June 30, 2007.

FERC Order No. 2004/690

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

On January 9, 2007, the FERC issued an Interim Rule, effective January 9, 2007, in response to the court’s action. In the Interim Rule, the FERC readopted the Standards of Conduct, but revised or clarified with respect to issues which had been appealed to the court. Specifically, the following changes were made:

• the Standards of Conduct apply only to the relationship between interstate gas transmission pipelines and their marketing affiliates, not their energy affiliates;

• all risk management personnel can be shared;

• the requirement to post discretionary tariff actions was eliminated (but interstate gas pipelines must still maintain a log of discretionary tariff waivers);

• lawyers providing legal advice may be shared employees; and

• new interstate gas transmission pipelines are not subject to the Standards of Conduct until they commence service.

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

Rockies Express Pipeline-West Project

On April 19, 2007, the FERC issued a final order approving the Rockies Express application for authorization to construct and operate certain facilities comprising its proposed “Rockies Express-West Project.” This project is the first planned segment extension of the Rockies Express’ currently certificated facilities, and it will be comprised of approximately 713 miles of 42-inch diameter pipeline extending from the Cheyenne Hub to an interconnection with Panhandle Eastern Pipe Line located in Audrain County, Missouri. The segment extension proposes to transport approximately 1.5 billion cubic feet per day of natural gas across the following five states: Wyoming, Colorado, Nebraska, Kansas and Missouri. The project will also include certain improvements to existing Rockies Express facilities located to the west of the Cheyenne Hub. Construction commenced on May 21, 2007.

Rockies Express Pipeline-East Project

On June 13, 2006, the FERC agreed with Rockies Express’ participation in the pre-filing process for development of the “Rockies Express-East Project.” The Rockies Express-East Project will be comprised of approximately 639 miles of 42-inch diameter pipeline commencing from the terminus of the Rockies Express-West pipeline to a terminus near the town of Clarington in Monroe County, Ohio. The segment proposes to transport approximately 1.8 billion cubic feet per day of natural gas. On August 13, 2006, the FERC issued its notice of intent to prepare an environmental impact statement for the proposed project and hosted nine scoping meetings from September 11 through September 15, 2006 in various locations along the route. During this pre-filing process, Rockies Express has encountered opposition from certain landowners in the states of Indiana and Ohio. Rockies Express is actively participating in community outreach meetings with landowners and agencies located in these states to resolve any differences they may have with the project. Rockies Express is confident that a mutual agreement and/or understanding will be reached with most of these parties. On April 30, 2007, Rockies Express filed an application with the FERC requesting a certificate of public convenience and necessity that would authorize construction and operation of the Rockies Express-East Project. The application requests that a FERC order be issued by February 1, 2008 in order to meet both a December 30, 2008 project in-service date for the proposed pipeline and partial compression, and a June 30, 2009 in-service date for the remaining compression.

TransColorado Pipeline

On April 19, 2007, the FERC issued an order approving TransColorado Gas Transmission Company’s application for authorization to construct and operate certain facilities comprising its proposed “Blanco-Meeker Expansion Project.” Upon implementation, this project will facilitate the transportation of up to approximately 250 million cubic feet per day of natural gas from the Blanco Hub area in San Juan County, New Mexico through TransColorado’s existing interstate pipeline for delivery to the Rockies Express Pipeline at an existing point of interconnection located in the Meeker Hub in Rio Blanco County, Colorado. Construction commenced on May 9, 2007.

Kinder Morgan Louisiana Pipeline

On September 8, 2006, in FERC Docket No. CP06-449-000, we filed an application with the FERC requesting approval to construct and operate our Kinder Morgan Louisiana Pipeline. The pipeline will extend approximately 135 miles from Cheniere’s Sabine Pass liquefied natural gas terminal in Cameron Parish, Louisiana, to various delivery points in Louisiana and will provide interconnects with many other natural gas pipelines, including Knight’s Natural Gas Pipeline Company of America. The project is supported by fully subscribed capacity and long-term customer commitments with Chevron and Total. The entire approximately $500 million project is expected to be in service in the second quarter of 2009.

On March 15, 2007, the FERC issued a preliminary determination that the authorizations requested, subject to some minor modifications, will be in the public interest. This order does not consider or evaluate any of the environmental issues in this proceeding. On April 19, 2007, the FERC issued the final Environmental Impact Statement, which addressed the potential environmental effects of the construction and operation of the Kinder Morgan Louisiana Pipeline. The final EIS was prepared to satisfy the requirements of the National Environmental Policy Act. It concluded that approval of the Kinder Morgan Louisiana Pipeline project would have limited adverse environmental impacts. On June 22, 2007, the FERC issued an order granting construction and operation of the project. Kinder Morgan Louisiana Pipeline officially accepted the order on July 10, 2007.

Notice of Proposed Rulemaking – Natural Gas Price Transparency

On April 19, 2007, the FERC issued a notice of proposed rulemaking in Docket Nos. RM07-10-000 and AD06-11-000 regarding price transparency provisions of Section 23 of the Natural Gas Act and the Energy Policy Act. In the notice, the FERC proposes to revise its regulations to (i) require that intrastate pipelines post daily the capacities of, and volumes flowing through, their major receipt and delivery points and mainline segments in order to make available the information to track daily flows of natural gas throughout the United States; and (ii) require that buyers and sellers of more than a de minimis volume of natural gas report annual numbers and volumes of relevant transactions to the FERC in order to make possible an estimate of the size of the physical U.S. natural gas market, assess the importance of the use of index pricing in that market, and determine the size of the fixed-price trading market that produces the information. The FERC believes these revisions to its regulations will facilitate price transparency in markets for the sale or transportation of physical natural gas in interstate commerce. Initial comments were filed on July 11, 2007 and reply comments are due on August 23, 2007. In addition, the FERC scheduled an informal workshop in this proceeding on July 24, 2007, to discuss implementation and other technical issues associated with the proposals set forth in the NOPR. Since this is a proposed rulemaking in which the FERC will consider initial and reply comments from industry participants, it is not clear what impact the final rule will have on the business of our intrastate and interstate pipeline companies.

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

Nonetheless, as a result of EITF 04-5, as of January 1, 2006, our financial statements are consolidated into the consolidated financial statements of Knight. Notwithstanding the consolidation of our financial statements into the consolidated financial statements of Knight pursuant to EITF 04-5, Knight is not liable for, and its assets are not available to satisfy, the obligations of us and/or our subsidiaries and vice versa. Responsibility for payments of obligations reflected in our or Knight’s financial statements is a legal determination based on the entity that incurs the liability. The determination of responsibility for payment among entities in our consolidated group of subsidiaries was not impacted by the adoption of EITF 04-5.

SFAS No. 155

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. For us, this Statement became effective January 1, 2007. Adoption of this Statement has had no effect on our consolidated financial statements.

SFAS No. 156

On March 17, 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This Statement amends SFAS No. 140 and addresses the recognition and measurement of separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge-like (offset) accounting by permitting a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute—fair value. For us, this Statement became effective January 1, 2007. Adoption of this Statement has had no effect on our consolidated financial statements.

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

In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF 06-3 applies to financial reports for interim and annual reporting periods beginning after December 15, 2006 (January 1, 2007 for us). Because the provisions of EITF 06-3 require only the presentation of additional disclosures on a prospective basis, the adoption of EITF 06-3 had no effect on our consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report); and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. In addition, as discussed in Note 2 to our consolidated financial statements included elsewhere in this report, our consolidated financial statements, and all other financial information included in this report, are presented as though the transfer of Trans Mountain net assets had occurred on the date when both Trans Mountain and we met the accounting requirements for entities under common control (January 1, 2006).

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

Further information about us and information regarding our accounting policies and estimates that we consider to be “critical” can be found in our Annual Report on Form 10-K for the year ended December 31, 2006. There have not been any significant changes in these policies and estimates during the six months ended June 30, 2007.

Results of Operations

Consolidated

	Three Months Ended
	June 30,		Earnings
	2007	2006	increase/(decrease)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)	(In millions, except percentages)
Products Pipelines(b)	$147.6	$119.2	$28.4	24%
Natural Gas Pipelines(c)	144.6	150.9	(6.3)	(4)%
CO2(d)	128.9	124.1	4.8	4%
Terminals	110.1	101.6	8.5	8%
Trans Mountain(e)	29.6	17.7	11.9	67%
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	560.8	513.5	47.3	9%

Depreciation, depletion and amortization expense(f)	(135.8)	(102.2)	(33.6)	(33)%
Amortization of excess cost of equity investments	(1.5)	(1.4)	(0.1)	(7)%
Interest and corporate administrative expenses(g)	(190.8)	(155.5)	(35.3)	(23)%
Net income	$232.7	$254.4	$(21.7)	(9)%

__________

	Six Months Ended
	June 30,		Earnings
	2007	2006	increase/(decrease)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)	(In millions, except percentages)
Products Pipelines(b)	$290.8	$245.0	$45.8	19%
Natural Gas Pipelines(c)(h)	279.3	294.4	(15.1)	(5)%
CO2(d)	254.3	245.8	8.5	3%
Terminals(i)	210.6	191.6	19.0	10%
Trans Mountain(j)	(328.6)	34.1	(362.7)	(1064)%
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	706.4	1,010.9	(304.5)	30%

Depreciation, depletion and amortization expense(k)	(268.5)	(199.7)	(68.8)	(34)%
Amortization of excess cost of equity investments	(2.9)	(2.8)	(0.1)	(4)%
Interest and corporate administrative expenses(l)	(351.8)	(301.1)	(50.7)	(17)%
Net income	$83.2	$507.3	$(424.1)	(84)%

__________

(a) Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, income taxes, and other expense (income). Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses, and taxes, other than income taxes.

(b) 2007 amounts include a $2.2 million increase in expense associated with environmental liability adjustments, and a $0.8 million increase in income resulting from unrealized foreign currency gains on long-term debt transactions. 2006 amounts include a $16.5 million increase in expense associated with environmental liability adjustments, and a $5.7 million increase in income resulting from certain transmix contract settlements.

(c) 2006 amounts include a $1.5 million increase in expense associated with environmental liability adjustments, a $15.1 million gain from the combined sale of our Douglas natural gas gathering system and Painter Unit fractionation facility, and a $6.3 million reduction in expense due to the release of a reserve related to a natural gas purchase/sales contract.

(d) 2006 amounts include a $1.8 million loss on derivative contracts used to hedge forecasted crude oil sales.

(e) 2007 amount includes earnings of $9.0 million for periods prior to our acquisition date of April 30, 2007. 2006 amount represents earnings for a period prior to our acquisition date of April 30, 2007.

(f) 2007 and 2006 amounts include Trans Mountain expenses of $1.7 million and $5.0 million, respectively, for periods prior to our acquisition date of April 30, 2007.

(g) Includes unallocated interest income, interest and debt expense, general and administrative expenses (including unallocated litigation and environmental expenses) and minority interest expense. 2007 amount includes (i) a $22.0 million increase in expense, allocated to us from Knight Inc., associated with closing the previously announced management buyout proposal for all of the outstanding shares of KMI (now Knight Inc.); and (ii) a combined $1.5 million expense for Trans Mountain interest and general and administrative expenses for periods prior to our acquisition date of April 30, 2007. 2006 amount includes (i) a combined $5.4 million expense for Trans Mountain interest and general and administrative expenses; and (ii) a $2.3 million increase in expense related to the cancellation of certain commercial insurance policies.

(h) 2007 amount includes an expense of $1.0 million, reflecting our portion of a loss from the early extinguishment of debt by Red Cedar Gathering Company.

(i) 2007 amount includes an increase in income of $1.8 million from property casualty gains associated with the 2005 hurricane season.

(j) 2007 amount includes losses of $349.2 million for periods prior to our acquisition date of April 30, 2007. 2006 amount represents earnings for a period prior to our acquisition date of April 30, 2007.

(k) 2007 and 2006 amounts include Trans Mountain expenses of $6.3 million and $9.7 million, respectively, for periods prior to our acquisition date of April 30, 2007.

(l) 2007 amount includes (i) a $24.2 million increase in expense, allocated to us from Knight Inc., associated with closing the previously announced management buyout proposal for all of the outstanding shares of KMI (now Knight Inc.); (ii) a $1.6 million increase in expense associated with the 2005 hurricane season; and (iii) a combined $3.6 million increase in expense, primarily related to Trans Mountain interest and general and administrative expenses, net of the minority interest impact on the results of operations of Trans Mountain for periods prior to our acquisition date of April 30, 2007. 2006 amount includes (i) a combined $10.9 million expense related to Trans Mountain interest and general and administrative expenses, net of minority interest; and (ii) a $2.3 million increase in expense related to the cancellation of certain commercial insurance policies.

Combined, the certain items described in the footnotes to the table above decreased our second quarter 2007 segment earnings before depreciation, depletion by $17.4 million, when compared to the second quarter of 2006 (combining to increase earnings by $7.6 million in the second quarter of 2007 and $25.0 million in the second quarter of 2006). The remaining $64.7 million (13%) increase in quarter-to-quarter segment earnings before depreciation, depletion and amortization expenses was driven by incremental earnings from our Products Pipelines, Trans Mountain, Terminals and CO2 business segments. Because our partnership agreement requires us to distribute 100% of our available cash to our partners on a quarterly basis (available cash consists primarily of all our cash receipts, less cash disbursements and changes in reserves), we consider each period’s earnings before all non-cash depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments, to be an important measure of our success in maximizing returns to our partners. We also use segment earnings before depreciation, depletion and amortization expenses (defined in the table above and referred to in this report as EBDA) internally as a measure of profit and loss used for evaluating segment performance and for deciding how to allocate resources to our five reportable business segments.

Continued investment in our diversified portfolio of energy transportation and storage assets since the end of the second quarter of 2006 resulted in higher interest expenses and higher non-cash depreciation, depletion, and amortization expenses in the first half of 2007, when compared to the first half of 2006, and the second quarter 2007 closing of the previously announced management buyout proposal for all of the outstanding shares of KMI (now Knight Inc.) resulted in higher corporate and administrative expenses in 2007, relative to last year. As a result, our net income for the three months ended June 30, 2007 decreased 9% to $232.7 million, compared to net income of $254.4 million for the same three months of 2006.

The incremental amount of corporate expenses related to activities associated with KMI’s management buyout totaled $22.0 million in the second quarter of 2007, and $24.2 million in the first six months of 2007. These expenses were allocated to us from Knight. Because we will not be responsible for paying these buyout expenses, we will recognize the amounts allocated to us as both an expense on our income statement and a contribution to “Partners’ Capital” on our balance sheet.

For the six months ended June 30, 2007 and 2006, we earned net income of $83.2 million and $507.3 million, respectively; however, our 2007 year-to-date results included an impairment expense of $377.1 million associated with a non-cash reduction in the carrying value of the Trans Mountain Pipeline’s goodwill. The impairment charge was recognized by Knight in March 2007, and following our purchase of Trans Mountain from Knight on April 30, 2007, the financial results of Trans Mountain since January 1, 2006, including the impact of the goodwill impairment, are reflected in our results. In addition, our overall carrying value for the net assets of Trans Mountain reflects Knight’s carrying value, which is considerably higher than the cash price we paid. For more information on this acquisition and the goodwill impairment, see Notes 2 and 6 to our consolidated financial statements included elsewhere in this report.

Products Pipelines

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions, except operating statistics)
Revenues	$215.1	$189.0	$425.4	$369.5
Operating expenses(a)	(77.8)	(78.9)	(150.2)	(139.6)
Other income	2.8	—	2.3	—
Earnings from equity investments(b)	9.0	2.7	16.4	10.6
Interest income and Other, net-income (expense)(c)	4.1	7.2	5.3	8.4
Income tax expense(d)	(5.6)	(0.8)	(8.4)	(3.9)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$147.6	$119.2	$290.8	$245.0

Gasoline (MMBbl)	114.9	115.4	223.4	227.0
Diesel fuel (MMBbl)	42.8	39.3	81.5	78.0
Jet fuel (MMBbl)	31.9	29.9	62.1	59.4
Total refined product volumes (MMBbl)	189.6	184.6	367.0	364.4
Natural gas liquids (MMBbl)	11.2	12.7	27.8	29.4
Total delivery volumes (MMBbl)(e)	200.8	197.3	394.8	393.8

__________

(a) 2007 and 2006 amounts include increases in expense associated with environmental liability adjustments of $2.2 million and $13.5 million, respectively.

(b) 2006 amounts include a $4.9 million increase in expense associated with environmental liability adjustments on Plantation Pipe Line Company.

(c) 2007 amounts include a $0.8 million increase in income resulting from unrealized foreign currency gains on long-term debt transactions. 2006 amounts include a $5.7 million increase in income resulting from transmix contract settlements.

(d) 2006 amounts include a $1.9 million decrease in expense associated with the tax effect on our share of environmental expenses incurred by Plantation Pipe Line Company and described in footnote (b).

(e)	Includes Pacific, Plantation, North System, CALNEV, Central Florida, Cochin, Cypress and Heartland pipeline volumes.

Our Products Pipelines business segment’s overall increases in earnings before depreciation, depletion and amortization expenses in both the three and six months ended June 30, 2007, compared to the same periods of 2006, included an increase of $9.4 million from the combined net effect of the certain other items described in the footnotes to the table above. Following is information related to the increases and decreases, in the same comparable periods of 2007 and 2006, of the segment’s (i) remaining changes to earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (EBDA); and (ii) operating revenues:

Three months ended June 30, 2007 versus Three months ended June 30, 2006
	EBDA		Revenues
	increase/(decrease)		increase/(decrease)
	(In millions, except percentages)
West Coast Terminals	$4.7	48%	$2.6	16%
Pacific operations	4.5	7%	9.4	11%
Transmix operations	3.0	62%	4.1	58%
Cochin Pipeline System	2.8	59%	8.4	103%
North System	2.0	37%	4.3	47%
All other (including eliminations)	2.0	5%	(2.7)	(4)%
Total Products Pipelines	$19.0	15%	$26.1	14%

__________

Six months ended June 30, 2007 versus Six months ended June 30, 2006
	EBDA		Revenues
	increase/(decrease)		increase/(decrease)
	(In millions, except percentages)
West Coast Terminals	$7.1	38%	$4.2	13%
Pacific operations	4.5	4%	15.8	9%
Transmix operations	5.1	50%	6.90	47%
Cochin Pipeline System	6.9	60%	18.2	93%
North System	6.3	59%	7.5	39%
All other (including eliminations)	6.5	8%	3.3	3%
Total Products Pipelines	$36.4	14%	$55.9	15%

__________

All of the assets in our Products Pipelines business segment produced higher earnings before depreciation, depletion and amortization expenses in the second quarter of 2007 than in the comparable quarter last year, with the exception of our Cypress Pipeline. The overall increases in segment earnings before depreciation, depletion and amortization in the three and six month periods ended June 30, 2007, relative to the same periods a year ago, were driven by favorable results from our West Coast terminals, our Pacific operations, our petroleum pipeline transmix operations, our Cochin pipeline system, and our North System common carrier natural gas liquids pipeline.

The period-to-period earnings increases from our West Coast terminal operations were due to both higher operating revenues and to incremental gains from asset sales in the second quarter of 2007. The increases in terminal revenues were driven by higher throughput volumes from our combined Carson/Los Angeles Harbor terminal system, and from our Linnton and Willbridge terminals located in Portland, Oregon. The increases from the Carson terminal and the connected Los Angeles Harbor terminal largely resulted from completed storage and expansion projects since the end of the second quarter of 2006, and the increases from Linnton and Willbridge reflect higher petroleum product distribution into both local and regional markets in and around the State of Oregon. The increases in earnings from asset sales were largely associated with a $3.6 million gain on the sale of our interest in the Black Oil pipeline system in Los Angeles, California in June 2007.

The increases in earnings before depreciation, depletion and amortization from our Pacific operations were largely revenue related, attributable to increases in both transportation volumes and average tariff rates. Combined mainline delivery and terminal volumes from our Pacific operations increased 5.9% in the second quarter of 2007 versus the second quarter a year ago. Arizona volumes increased 14.8% due to the completed expansion of our East Line pipeline in Arizona during the summer of 2006, and California volumes were up more than 3.6%. For the comparable six month periods, our Pacific operations’ transportation and terminal volumes increased 3.7% in 2007 versus 2006, due primarily to higher mainline deliveries to Arizona, and to an over 13% increase in terminal revenues, due to increases in terminalling barrels at various locations.

The period-to-period increases in earnings before depreciation, depletion and amortization from our petroleum pipeline transmix operations were directly related to higher revenues, reflecting incremental revenues from our Greensboro, North Carolina facility and higher processing revenues from our Colton, California facility.

In May 2006, we completed construction and placed into service the Greensboro facility (for a cost of approximately $11 million), and it contributed incremental earnings before depreciation, depletion and amortization of $1.6 million and $3.2 million, respectively, in the second quarter and first six months of 2007, when compared to the same prior year periods. The increases in earnings and revenues from our Colton facility, which processes transmix generated from volumes transported to the Southern California and Arizona markets by our Pacific operations’ pipelines, were primarily due to period-to-period increases in average processing contract rates, which more than offset slightly lower processing volumes.

The higher earnings and revenues from the Cochin pipeline system were largely attributable to our January 1, 2007 acquisition of the remaining approximately 50.2% ownership interest that we did not already own. Upon closing of the transaction, we became the operator of the pipeline. For more information on this acquisition, see Note 2 to our consolidated financial statements included elsewhere in this report.

The period-to-period earnings increases from the North System were chiefly due to higher revenues in 2007, relative to 2006. The increases in revenues were due to increases in both throughput volumes and in the average tariff per barrel moved. The increases in throughput were attributable to weather related higher propane deliveries, strong refinery feedstock demand, and higher liquids storage revenues; the increase in average tariff rates resulted from a combination of annual indexed tariff increases approved by the FERC (effective July 1, 2006), and from increases in the proportion of volumes shipped at higher versus lower tariffs. In July 2007, we entered into an agreement to sell our North System and our 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $300 million. Subject to the receipt of certain consents and regulatory approvals, this transaction is planned to close in the third quarter of 2007.

Combining all of the segment’s operations, revenues from refined petroleum products deliveries increased 9% in the second quarter of 2007, compared to the second quarter last year, and total products delivery volumes increased 2.7%. Gasoline volumes were down slightly for the quarter, while diesel and jet fuel volumes were up 8.9% and 6.7%, respectively. Excluding Plantation, which continued to be impacted by a competing pipeline that began service in mid-2006, total refined products delivery volumes increased 4.7% and revenues increased 9.6% in the second quarter of 2007, compared to the second quarter last year. Excluding Plantation, gasoline volumes were up 3.3% and diesel volumes and jet fuel volumes increased by 5.9% and 8.1%, respectively.

Natural Gas Pipelines

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions, except operating statistics)
Revenues	$1,693.1	$1,601.8	$3,228.5	$3,431.8
Operating expenses(a)	(1,555.4)	(1,477.0)	(2,961.1)	(3,174.8)
Other income(b)	2.7	15.1	2.7	15.1
Earnings from equity investments(c)	3.8	10.6	10.2	21.8
Interest income and Other, net-income (expense)	0.2	—	0.2	0.4
Income tax benefit (expense)	0.2	0.4	(1.2)	0.1
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$144.6	$150.9	$279.3	$294.4

Natural gas transport volumes (Trillion Btus)(d)	394.5	345.7	772.7	682.5
Natural gas sales volumes (Trillion Btus)(e)	207.6	222.8	416.6	446.5

__________

(a)

2006 amounts include a $1.5 million increase in expense associated with environmental liability adjustments and a $6.3 million reduction in expense due to the release of a reserve related to a natural gas purchase/sales contract.

(b)	2006 amounts include a $15.1 million gain from the combined sale of our Douglas natural gas gathering system and Painter Unit fractionation facility.
(c)	Six month 2007 amount includes an expense of $1.0 million reflecting our portion of a loss from the early extinguishment of debt by Red Cedar Gathering Company.
(d)	Includes Rocky Mountain pipeline group and Texas intrastate natural gas pipeline group pipeline volumes.
(e)	Represents Texas intrastate natural gas pipeline group.

Our Natural Gas Pipelines business segment’s overall increases in earnings before depreciation, depletion and amortization expenses for the three and six months ended June 30, 2007, included decreases of $19.9 million and $20.9 million, respectively, from the combined net effect of the certain other items described in the footnotes to the table above, when compared to the same periods of 2006. The largest of these items was a comparable decrease in earnings of $15.1 million in 2007 due to the April 2006 sale of our Douglas natural gas gathering system and Painter Unit fractionation facility. Effective April 1, 2006, we sold these two assets to a third party for approximately $42.5 million in cash, and we included a net gain of $15.1 million within “Other expense (income)” in our accompanying consolidated statements of income for three and six months ended 2006. For more information on this gain, see Note 2 to our consolidated financial statements included elsewhere in this report.

Following is information related to the increases and decreases, in the comparable three and six month periods of 2007 and 2006, of the segment’s (i) remaining changes to earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (EBDA); and (ii) operating revenues:

Three months ended June 30, 2007 versus Three months ended June 30, 2006
	EBDA		Revenues
	increase/(decrease)		increase/(decrease)
	(In millions, except percentages)
Texas Intrastate Natural Gas Pipeline Group	$20.2	30%	$87.4	6%
Rocky Mountain Pipeline Group	(4.4)	(9)%	8.7	13%
Red Cedar Gathering Company	(2.4)	(25)%	—	—
All others	0.2	3%	(4.7)	(17)%
Intrasegment Eliminations	—	—	(0.1)	(76)%
Total Natural Gas Pipelines	$13.6	10%	$91.3	6%

__________

Six months ended June 30, 2007 versus Six months ended June 30, 2006
	EBDA		Revenues
	increase/(decrease)		increase/(decrease)
	(In millions, except percentages)
Texas Intrastate Natural Gas Pipeline Group	$17.8	12%	$(202.1)	(6)%
Rocky Mountain Pipeline Group	(6.2)	(6)%	12.8	10%
Red Cedar Gathering Company	(4.3)	(22)%	—	—
All others	(1.5)	(12)%	(14.4)	(25)%
Intrasegment Eliminations	—	—	0.4	39%
Total Natural Gas Pipelines	$5.8	2%	$(203.3)	(6)%

__________

The segment’s overall increases in earnings before depreciation, depletion and amortization expenses in both the three and six months ended June 30, 2007, when compared to the same periods last year, were driven by a strong second quarter 2007 performance from our Texas intrastate natural gas pipeline group, which collectively, serves the

Texas Gulf Coast region by transporting, processing and storing natural gas from multiple onshore and offshore supply sources. The group also buys and sells natural gas. The higher earnings in 2007 compared to 2006 were primarily due to higher sales margins on renewal and incremental contracts, increased transportation revenue from higher volumes and rates, greater value from natural gas storage activities (including sales of cushion gas due to the termination of a storage facility lease), and higher natural gas processing margins. Natural gas transport volumes on our Texas intrastate systems increased 28% in the second quarter of 2007, versus the second quarter of 2006, but natural gas sales volumes were down 7%.

The 30% increase in the intrastate groups’ comparable second quarter earnings in 2007 more than offset the 3% decrease in earnings from the comparable first quarters of 2007 and 2006, which was largely due to higher system operating and maintenance expenses primarily related to 2006 pipeline integrity projects that were not completed until 2007. In general, the variances from period to period in both segment revenues and segment operating expenses (which include natural gas costs of sales) are due to changes in our intrastate groups’ average prices and volumes for natural gas purchased and sold.

The drop in period-to-period earnings before depreciation, depletion and amortization from our 49% equity investment in the Red Cedar Gathering Company was mainly due to higher prices on incremental sales of excess fuel gas and to higher natural gas gathering revenues in 2006, relative to the first half of 2007.

The decreases in earnings in both comparable periods from our Rocky Mountain interstate natural gas pipeline group, which is comprised of Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company, TransColorado Gas Transmission Company, and our current 51% equity investment in the Rockies Express Pipeline, resulted primarily from period-to-period decreases of $5.6 million and $3.9 million, respectively, in equity earnings from our investment in Rockies Express. The decreases in earnings from Rockies Express, which began interim service in February 2006, reflects lower net income due primarily to incremental depreciation and interest expense allocable to a segment of the project that was placed in service in February 2007 and, until the completion of the Rockies Express-West project, has limited natural gas reservation revenues and volumes.

Additionally, higher period-to-period earnings from our KMIGT natural gas pipeline system were largely offset by lower period-to-period earnings from our Trailblazer Pipeline. The increases in earnings from our KMIGT natural gas pipeline system were driven by higher revenues from increases in natural gas transmission volumes, and the lower period-to-period earnings from our Trailblazer Pipeline was mainly due to lower settlements of pipeline transportation imbalances.

On February 14, 2007, we began service on the second segment of the first leg of the Rockies Express Pipeline, a 191-mile section of 42-inch diameter pipeline that extends from the Wamsutter Hub in Sweetwater County, Wyoming to the Cheyenne Hub in Weld County, Colorado. Approximately 328 miles of the project, which originates at the Meeker Hub in Rio Blanco County, Colorado, are now in service, transporting up to 500 million cubic feet of natural gas per day. Additionally, in June 2007, we began construction on the Rockies Express-West project, the second segment of the pipeline that will consist of 713 miles of 42-inch diameter pipeline extending from Weld County, Colorado to Audrain County, Missouri. Rockies Express-West has an in-service target date of January 1, 2008.

CO2

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions, except operating statistics)
Revenues(a)	$199.5	$185.8	$391.1	$360.5
Operating expenses	(76.2)	(66.8)	(146.8)	(125.3)
Other expense	—	—	—	—
Earnings from equity investments	5.0	5.1	10.2	10.7
Other, net-income (expense)	—	—	—	—
Income tax benefit (expense)	0.6	—	(0.2)	(0.1)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$128.9	$124.1	$254.3	$245.8

Carbon dioxide delivery volumes (Bcf)(b)	156.6	166.7	322.2	339.1
SACROC oil production (gross)(MBbl/d)(c)	28.0	30.8	28.9	31.0
SACROC oil production (net)(MBbl/d)(d)	23.3	25.6	24.1	25.9
Yates oil production (gross)(MBbl/d)(c)	27.0	26.2	26.6	25.6
Yates oil production (net)(MBbl/d)(d)	12.0	11.6	11.8	11.4
Natural gas liquids sales volumes (net)(MBbl/d)(d)	9.7	9.0	9.7	9.2
Realized weighted average oil price per Bbl(e)(f)	$34.76	$31.28	$34.97	$30.88
Realized weighted average natural gas liquids price per Bbl(f)(g)	$50.35	$45.64	$46.05	$43.48

__________

(a)	2006 amounts include a $1.8 million loss (from a decrease in revenues) on derivative contracts used to hedge forecasted crude oil sales.
(b)	Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline and Pecos pipeline volumes.
(c)	Represents 100% of the production from the field. We own an approximate 97% working interest in the SACROC unit and an approximate 50% working interest in the Yates unit.
(d)	Net to Kinder Morgan, after royalties and outside working interests.
(e)	Includes all Kinder Morgan crude oil production properties.
(f)	Hedge gains/losses for crude oil and natural gas liquids are included with crude oil.
(g)	Includes production attributable to leasehold ownership and production attributable to our ownership in processing plants and third party processing agreements.

Our CO2 segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates. The segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids.

As described in footnote (a) to the table above, the segment’s overall increases in both earnings before depreciation, depletion and amortization expenses and in revenues in both the three and six months ended June 30, 2007, compared to the same periods of 2006, included an increase of $1.8 million from a second quarter 2006 loss on derivative contracts used to hedge forecasted crude oil sales. For each of the segment’s two primary businesses, following is information related to the remaining increases and decreases, in the second quarter and first six month of 2007 compared to the same comparable periods of 2006, of the segment’s (i) earnings before depreciation, depletion and amortization (EBDA); and (ii) operating revenues:

Three months ended June 30, 2007 versus Three months ended June 30, 2006
	EBDA		Revenues
	increase/(decrease)		increase/(decrease)
	(In millions, except percentages)
Sales and Transportation Activities	$(3.2)	(7)%	$(4.8)	(10)%
Oil and Gas Producing Activities	6.2	8%	12.1	8%
Intrasegment Eliminations	—	—	4.6	30%
Total CO2	$3.0	2%	$11.9	6%

__________

Six months ended June 30, 2007 versus Six months ended June 30, 2006
	EBDA		Revenues
	increase/(decrease)		increase/(decrease)
	(In millions, except percentages)
Sales and Transportation Activities	$(5.9)	(7)%	$(6.4)	(7)%
Oil and Gas Producing Activities	12.6	8%	28.5	10%
Intrasegment Eliminations	—	—	6.7	23%
Total CO2	$6.7	3%	$28.8	8%

__________

The overall period-to-period increases in segment earnings before depreciation, depletion and amortization expenses were driven by higher earnings from the segment’s oil and gas producing activities, which include the operations associated with its ownership interests in oil-producing fields and natural gas processing plants. The increases were largely revenue related, driven by higher revenues from the sale of both crude oil and natural gas plant liquids products. Highlights for the second quarter of 2007 compared to the second quarter of 2006 included increases in oil production at the Yates field unit and higher earnings from natural gas liquids sales volumes, due largely to increased recoveries at our SACROC gas processing operations.

Revenues from the segment’s oil and gas producing activities’ crude oil sales and natural gas liquids sales increased $5.0 million (5%) and $7.1 million (19%), respectively, in the second quarter of 2007 compared to the second quarter of 2006, and increased $19.2 million (9%) and $9.2 million (13%), respectively, in the first six months of 2007 compared to the first six months of 2006. With regard to crude oil, decreases in sales volumes of 6% and 4%, respectively, were more than offset by increases of 11% and 13%, respectively, in our realized weighted average price per barrel; with regard to natural gas liquids, we benefited from increases in both volumes and prices—liquids sales volumes increased 8% and 6%, respectively, and our realized weighted average price per barrel increased 10% and 6%, respectively.

The period-to-period decreases in earnings before depreciation, depletion and amortization from the segment’s sales and transportation activities were primarily due to decreases in carbon dioxide sales revenues, caused by lower year-over-year prices for carbon dioxide in 2007. The segment’s average price received for all carbon dioxide sales decreased 20% and 17%, respectively, in the three and six month periods ended June 30, 2007, when compared to the same periods in 2006. A significant portion of the decrease in average carbon dioxide prices is timing related, as some of our carbon dioxide contracts are tied to crude oil prices in prior quarters, and our 2007 contracts have been tied to lower crude oil prices, relative to 2006.

The decreases in average price partially offset increases of 3% and 2%, respectively, in carbon dioxide sales volumes in the same comparable three and six month time periods. The volume increases were primarily related to increased carbon dioxide production from the McElmo Dome source field. In addition, period-to-period carbon dioxide delivery volumes decreased 6% and 5%, respectively, in the comparable three and six month periods, and as always, we do not recognize profits on carbon dioxide sales to ourselves. As of June 30, 2007, we expect our CO2 business segment to fall substantially short of its published annual budget of earnings before depreciation, depletion and amortization for 2007, however, much of the impact relates to the lower crude oil production at the SACROC unit.

The segment’s operating expenses increased $9.4 million (14%) in the second quarter of 2007, and $21.5 million (17%) in the first half of 2007, when compared to the same year earlier periods. The increases were largely due to additional labor and field expenses, driven by higher well workover and completion expenses related to infrastructure expansions at the SACROC and Yates oil field units, and to higher fuel and power expenses.

Because our CO2 segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids, we mitigate this risk through a long-term hedging strategy that is intended to generate more stable realized prices by using derivative contracts as hedges to the exposure of fluctuating expected future cash flows produced by changes in commodity sales prices. All of our hedge gains and losses for crude oil and natural gas liquids are included in our realized average price for oil. Had we not used energy derivative contracts to transfer commodity price risk, our crude oil sales prices would have averaged $61.39 per barrel in the second quarter of 2007, and $67.46 per barrel in the second quarter of 2006. For more information on our hedging activities, see Note 10 to our consolidated financial statements included elsewhere in this report.

Terminals

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions, except operating statistics)
Revenues	$229.0	$220.3	$444.1	$426.7
Operating expenses	(117.1)	(116.9)	(232.9)	(232.7)
Other income (expense)(a)	1.7	—	4.4	—
Earnings from equity investments	—	0.1	—	0.1
Other, net-income (expense)	—	(0.1)	—	1.3
Income tax expense	(3.5)	(1.8)	(5.0)	(3.8)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$110.1	$101.6	$210.6	$191.6

Bulk transload tonnage (MMtons)(b)	20.9	23.0	40.6	44.3
Liquids leaseable capacity (MMBbl)	43.7	43.5	43.7	43.5
Liquids utilization %	97.1%	96.6%	97.1%	96.6%

__________

(a) Six month 2007 amount includes an increase in income of $1.8 million from property casualty gains associated with the 2005 hurricane season.

(b) Volumes for acquired terminals are included for all periods.

Our Terminals business segment includes the operations of our petroleum and petrochemical-related liquids terminal facilities (other than those included in our Products Pipelines segment), and all of our coal, petroleum coke, steel and other dry-bulk material services facilities. As described in footnote (a) to the table above, the segment’s overall increase in earnings before depreciation, depletion and amortization expenses in the first half of 2007, compared to the first half of 2006, included a $1.8 million gain (recognized in January 2007) based upon our final determination of the book value of fixed assets damaged or destroyed during Hurricanes Katrina and Rita in 2005.

The segment’s remaining increases in earnings before depreciation, depletion and amortization of $8.5 million (8%) and $17.2 million (9%), respectively, for the three and six month periods ended June 30, 2007, were due to a combination of internal expansions and strategic acquisitions completed since the second quarter of 2006, and we continue to seek key terminal acquisitions in order to gain access to new markets and to complement and/or enlarge our existing terminal operations.

Since the end of the first quarter of 2006, we have invested approximately $126.6 million in cash and $1.7 million in common units to acquire terminal assets and, combined, these operations accounted for incremental amounts of earnings before depreciation, depletion and amortization of $2.1 million, revenues of $10.0 million and operating expenses of $7.9 million, respectively, in the second quarter of 2007, and incremental earnings before depreciation, depletion and amortization of $7.6 million, revenues of $24.1 million and operating expenses of $16.5 million, respectively, in the first six months of 2007. All of the incremental amounts represent the earnings, revenues and expenses from the acquired terminals’ operations during the additional months of ownership in 2007, and do not include increases or decreases during the same months we owned the assets in 2006.

Our significant terminal acquisitions since the end of the first quarter of 2006 included the following:

• three terminal operations acquired separately in April 2006: terminal equipment and infrastructure located on the Houston Ship Channel, a rail terminal located at the Port of Houston, and a rail ethanol terminal located in Carson, California;

• all of the membership interests of Transload Services, LLC, which provides material handling and steel processing services at 14 steel-related terminal facilities located in the Chicago metropolitan area and various cities in the United States, acquired November 20, 2006;

• all of the membership interests of Devco USA L.L.C., which includes a proprietary technology that transforms molten sulfur into solid pellets that are environmentally friendly and easier to transport, acquired December 1, 2006; and

• the Vancouver Wharves bulk marine terminal, which includes five deep-sea vessel berths and terminal assets located on the north shore of the Port of Vancouver’s main harbor. The assets include significant rail infrastructure, dry bulk and liquid storage, and material handling systems, and were acquired May 30, 2007.

For all other terminal operations (those owned during identical periods in both 2007 and 2006), earnings before depreciation, depletion and amortization expenses and the property casualty gain increased $6.4 million (6%) in the second quarter of 2007, and $9.6 million (5%) in the first six months of 2007, when compared to the same prior year periods. The overall increases in earnings represent net changes in terminal results at various locations, but significant contributions were received from our two large Gulf Coast liquids terminal facilities located along the Houston Ship Channel in Pasadena and Galena Park, Texas. The two terminals continued to benefit from recent expansions that have added new liquids tank capacity since the end of the second quarter of 2006.

Additional growth from terminals owned during both comparable periods in 2007 and 2006 included improved earnings results from (i) our Shipyard River terminal located in Charleston, South Carolina; (ii) our Lower Mississippi (Louisiana) terminals (which include our 66 2/3% ownership interest in the International Marine Terminals partnership and our Port of New Orleans liquids facility located in Harvey, Louisiana); and (iii) the combined operations of our Argo and Chicago, Illinois liquids terminals.

The increases from Shipyard related to completed expansion projects since the middle of last year that increased handling capacity for imported coal volumes; the improved results from our Louisiana terminals reflect increased terminal activity, relative to a year ago, due to on-going recovery from the property damage and general loss of business in the first half of 2006 caused by Gulf Coast hurricanes in 2005; and the earnings increases from our Chicago liquids facilities were driven by higher revenues, due to increased ethanol throughput and incremental liquids storage and handling business.

Trans Mountain

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions, except operating statistics)
Revenues	$43.3	$28.9	$76.1	$60.5
Operating expenses	(16.0)	(12.6)	(27.9)	(24.5)
Other income (expense)(a)	—	0.9	(377.1)	0.9
Earnings from equity investments	—	—	—	—
Other, net-income (expense)	0.6	1.5	1.1	1.4
Income tax benefit (expense)	1.7	(1.0)	(0.8)	(4.2)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(b)	$29.6	$17.7	$(328.6)	$34.1

Transport volumes (MMBbl)	25.0	19.0	44.8	41.2

__________

(a) Six month 2007 amount represents a goodwill impairment expense recorded by Knight in the first quarter of 2007.

(b) Second quarter 2007 and six month 2007 amounts include earnings of $9.0 million and losses of $349.2 million, respectively, for periods prior to our acquisition date of April 30, 2007. 2006 amounts represent earnings for periods prior to our acquisition date of April 30, 2007. See discussion below.

Our Trans Mountain segment includes the operations of the Trans Mountain Pipeline, which we acquired from Knight effective April 30, 2007. Trans Mountain transports crude oil and refined products from Edmonton, Alberta to marketing terminals and refineries in British Columbia and the State of Washington. An additional expansion that will increase capacity on the pipeline to approximately 300,000 barrels per day is currently under construction and is expected to be in service by late 2008.

According to the provisions of generally accepted accounting principles that prescribe the standards used to account for business combinations, due to the fact that our acquisition of Trans Mountain from Knight represented a transfer of assets between entities under common control, we initially recorded the assets and liabilities of Trans Mountain transferred to us from Knight at their carrying amounts in the accounts of Knight. Furthermore, our accompanying financial statements included in this report, and the information in the table above, reflect the results of operations for the second quarter and first six months of 2007 as though the transfer of Trans Mountain from Knight had occurred at the beginning of the period (January 1, 2006 for us).

For the two months ended June 30, 2007, our Trans Mountain business segment contributed the following incremental amounts—revenues of $28.7 million; operating expenses of $10.7 million; income tax benefits of $2.6 million; and earnings before depreciation, depletion and amortization expenses of $20.6 million.

Other

	Three Months Ended June 30,		Earnings
	2007	2006	increase/(decrease)
	(In millions-income (expense), except percentages)
General and administrative expenses(a)	$(89.4)	$(66.8)	$(22.6)	(34%)
Unallocable interest expense, net of interest income(b)	(98.2)	(85.1)	(13.1)	(15%)
Minority interest	(3.2)	(3.6)	0.4	(11%)
Total interest and corporate administrative expenses	$(190.8)	$(155.5)	$(35.3)	(23%)

__________

	Six Months Ended June 30,		Earnings
	2007	2006	increase/(decrease)
	(In millions-income (expense), except percentages)
General and administrative expenses(c)	$(159.7)	$(131.6)	$(28.1)	(21%)
Unallocable interest expense, net of interest income(d)	(190.1)	(163.5)	(26.6)	(16%)
Minority interest(e)	(2.0)	(6.0)	4.0	67%
Total interest and corporate administrative expenses	$(351.8)	$(301.1)	$(50.7)	(17%)

__________

(a)

2007 amount includes (i) allocated expenses, from Knight Inc., of $22.0 million (net of minority interest) associated with closing the previously announced management buyout proposal for all of the outstanding shares of KMI (now Knight Inc.); and (ii) Trans Mountain expenses of $1.0 million for periods prior to our acquisition date of April 30, 2007. 2006 amount includes (i) Trans Mountain expenses of $3.5 million; and (ii) a $2.3 million increase in expense related to the cancellation of certain commercial insurance policies.

(b)	2007 amount includes Trans Mountain expenses of $0.5 million for periods prior to our acquisition date of April 30, 2007. 2006 amount includes Trans Mountain expenses of $1.9 million.
(c)

2007 amount includes (i) allocated expenses, from Knight Inc., of $24.2 million (net of minority interest) associated with closing the previously announced management buyout proposal for all of the outstanding shares of KMI (now Knight Inc.); (ii) a $1.6 million increase in expense associated with the 2005 hurricane season; and (iii) Trans Mountain expenses of $5.5 million for periods prior to our acquisition date of April 30, 2007. 2006 amount includes (i) Trans Mountain expenses of $7.4 million; and (ii) a $2.3 million increase in expense related to the cancellation of certain commercial insurance policies.

(d)	2007 amount includes Trans Mountain expenses of $1.2 million for periods prior to our acquisition date of April 30, 2007. 2006 amount includes Trans Mountain expenses of $3.3 million.
(e)

2007 amount includes a reduction in expense of $3.1 million, primarily related to the results of operations of Trans Mountain for periods prior to our acquisition date of April 30, 2007. 2 006 amount includes an increase in expense of $0.2 million related to the results of operations of Trans Mountain.

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

As described in footnote (a) to the table above, the overall increases in our general and administrative expenses in the second quarter and first half of 2007, versus the same periods of 2006, included incremental expenses (net of minority interest) of $22.0 million and $24.2 million, respectively, associated with the activities required to complete the previously announced management buyout proposal for all of the outstanding shares of KMI (now Knight Inc.). However, as discussed more fully in “—Consolidated” above, due to the fact that most of the allocated expenses were associated with the acceleration of cashouts of grants of both KMI restricted stock and options on KMI stock, we will not be responsible for paying these buyout expenses.

The remaining period-to-period increases in general and administrative expenses were largely associated with higher shared services expenses, which include legal, corporate secretary, tax , information technology and other shared services, and to higher payroll-related expenses resulting from the acquisitions we have made since June 30, 2006.

Unallocable interest expense, net of interest income, increased $13.1 million (15%) in the second quarter of 2007 compared to the second quarter of 2006. The quarter-to-quarter increase was due to both a 5% increase in the weighted average interest rate on all of our borrowings and an over 10% increase in average borrowings. For the comparable six month periods, net interest expense increased $26.6 million (16%) in 2007 versus 2006, due to a 7% increase in average borrowing rates and a 13% increase in average borrowings. The increases in our average borrowing rates reflect a general rise in variable interest rates since the end of the second quarter of 2006, and the increases in average debt levels for the comparable three and six month periods were largely due to higher period-to-period capital expenditures in 2007, relative to 2006.

Financial Condition

Capital Structure

We attempt to maintain a relatively conservative overall capital structure, with a long-term target mix of approximately 50% equity and 50% debt. In addition to our results of operations, our debt and capital balances are affected by our financing activities, as discussed below in “—Financing Activities.”

The following table illustrates the sources of our invested capital (dollars in millions):

	June 30,	December 31,
	2007	2006
Long-term debt, excluding value of interest rate swaps	$5,963.0	$4,384.3
Minority interest	55.9	60.2
Partners’ capital, excluding accumulated other comprehensive loss	5,465.7	5,814.4
Total capitalization	11,484.6	10,258.9
Short-term debt, less cash and cash equivalents	604.4	1,352.4
Total invested capital	$12,089.0	$11,611.3

Capitalization:
Long-term debt, excluding value of interest rate swaps	51.9%	42.7%
Minority interest	0.5%	0.6%
Partners’ capital, excluding accumulated other comprehensive loss	47.6%	56.7%
	100.0%	100.0%

Invested Capital:
Total debt, less cash and cash equivalents and excluding
value of interest rate swaps	54.3%	49.4%
Partners’ capital and minority interest, excluding accumulated other comprehensive loss	45.7%	50.6%
	100.0%	100.0%

Our primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, expansion capital expenditures and quarterly distributions to our common unitholders, Class B unitholders and general partner. In addition to utilizing cash generated from operations, we could meet our cash requirements for expansion capital expenditures through borrowings under our credit facility, issuing short-term commercial paper, long-term notes or additional common units or the proceeds from purchases of additional i-units by KMR with the proceeds from issuances of additional KMR shares. Further information on our financing strategies and activities can be found in our Annual Report on Form 10-K for the year ended December 31, 2006.

As part of our financial strategy, we try to maintain an investment-grade credit rating, which involves, among other things, issuing additional limited partner units in connection with our acquisitions and internal growth activities in order to maintain acceptable financial ratios. On May 30, 2006, Standard & Poor’s Rating Services and Moody’s Investors Service each placed our ratings on credit watch pending the resolution of the management buyout proposal for all of the outstanding shares of KMI. On January 5, 2007, in anticipation of the buyout closing, S&P downgraded us one level to BBB and removed our rating from credit watch with negative implications. Currently, our debt credit rating is still rated BBB by S&P. As previously noted by Moody’s in its credit opinion dated November 15, 2006, it downgraded our credit rating from Baa1 to Baa2 on May 30, 2007, following the closing of the management buyout. Additionally, our rating was downgraded by Fitch Ratings from BBB+ to BBB on April 11, 2007.

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

Borrowings under our credit facility can be used for general partnership purposes and as a backup for our commercial paper program. The facility can be amended to allow for borrowings up to $2.1 billion. There were no borrowings under our credit facility as of June 30, 2007, or as of December 31, 2006. As of June 30, 2007, we had $395.5 million of commercial paper outstanding.

We provide for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to our commercial paper program and long-term revolving credit facility. After reduction for our outstanding commercial paper borrowings and letters of credit, the remaining available borrowing capacity under our bank credit facility was $950.5 million as of June 30, 2007. As of June 30, 2007, our outstanding short-term debt was $666.0 million. Currently, we believe our liquidity to be adequate.

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

Long-term Financing

In addition to our principal sources of short-term liquidity listed above, we could meet our cash requirements (other than distributions to our common unitholders, Class B unitholders and general partner) through issuing long-term notes or additional common units, or by utilizing the proceeds from purchases of additional i-units by KMR with the proceeds from issuances of KMR shares.

In the second quarter of 2007, we completed the following equity and debt offerings:

• on May 17, 2007, KMR issued 5,700,000 of its shares at a price of $52.26 per share, less closing fees and commissions. The net proceeds from the offering were used by KMR to buy additional i-units from us, and we received net proceeds of $297.9 million for the issuance of 5,700,000 i-units; and

• on June 21, 2007, we closed a public offering of $550 million in principal amount of 6.95% senior notes due January 15, 2038. We received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $543.9 million.

We used the proceeds from these two offerings to reduce the borrowings under our commercial paper program.

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

As of June 30, 2007, our total liability balance due on the various series of our senior notes was $6,038.6 million, and the total liability balance due on the various borrowings of our operating partnerships and subsidiaries was $194.9 million. For additional information regarding our debt securities and credit facility, see Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Operating Activities

Net cash provided by operating activities was $785.3 million for the six months ended June 30, 2007, versus $570.8 million in the comparable period of 2006. The period-to-period increase of $214.5 million (38%) in cash flow from operations principally consisted of:

• a $140.5 million (115%) increase in cash inflows relative to net changes in working capital items, mainly due to timing differences that resulted in higher 2007 net cash inflows from the collection and payment of trade and related party receivables and payables, and payments of short-term operating liabilities;

• a $33.3 million (5%) increase in cash from overall higher partnership income—net of non-cash items including, among others, a $377.1 million goodwill impairment charge recognized in the first quarter of 2007. The higher partnership income reflects the increase in cash earnings from our five reportable business segments in the first six months of 2007, as discussed above in “—Results of Operations;”

• a $23.9 million (55%) increase related to higher distributions received from equity investments—chiefly due to a $32.6 million distribution received from Red Cedar Gathering Company in March 2007 following a refinancing of its long-term debt obligations. In the first quarter of 2007, Red Cedar used the proceeds received from the sale of unsecured senior notes to refund and retire the outstanding balance on its then-existing senior notes, and to make a distribution to its two owners; and

• a $15.0 million increase in cash from an interest rate swap termination payment we received in March 2007, when we terminated a fixed-to-floating interest rate swap agreement having a notional principal amount of $100 million and a maturity date of March 15, 2032.

Investing Activities

Net cash used in investing activities was $1,310.9 million for the six month period ended June 30, 2007, compared to $954.8 million in the comparable prior year period. The $356.1 million (37%) increase in cash used in investing activities was primarily attributable to:

• a $559.2 million increase related to our acquisition of Trans Mountain from Knight. On April 30, 2007, we paid $549.0 million to Knight to acquire the net assets of Trans Mountain. On January 1, 2006 (the date of the transfer according to the accounting rules governing transfers of net assets between entities under common control), we acquired a beginning cash balance of $10.2 million. The combined effect of the cash payment in 2007 and the cash acquired in 2006 resulted in a period-to-period increase in cash used of $559.2 million;

• a $104.3 million (18%) increase from higher capital expenditures—largely due to increased investment undertaken to expand and improve our bulk and liquids terminalling operations, and our Trans Mountain pipeline system. Our sustaining capital expenditures, defined as capital expenditures which do not increase the capacity of an asset, were $63.2 million for the first six months of 2007, compared to $60.7 million for the first six months of 2006.

The above amounts do not include the sustaining capital expenditures of our Trans Mountain business segment for periods prior to our acquisition date of April 30, 2007. Trans Mountain had sustaining capital expenditures of $0.4 million and $1.1 million, respectively, for the second quarter and first six months of 2007 prior to our acquisition date, and it had sustaining capital expenditures of $0.7 million and $1.8 million, respectively, for the three and six months ended June 30, 2006. Our forecasted expenditures for the remaining six months of 2007 for sustaining capital expenditures are approximately $92.5 million. All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary;

• a $43.8 million increase from incremental contributions to equity investments in the first half of 2007, largely driven by investments of $28.3 million for our share of construction costs of the Midcontinent Express Pipeline. We own a 50% equity interest in the approximate $1.25 billion, 500-mile interstate natural gas pipeline that will extend between Bennington, Oklahoma and Butler, Alabama;

• a $318.0 million (87%) decrease due to lower expenditures made for strategic business acquisitions. In the first half of 2007, our acquisition outlays totaled $47.8 million, including $38.3 million paid for our purchase of the Vancouver Wharves bulk marine terminal from British Columbia Railway Company. In the first half of 2006, our acquisition outlays totaled $365.8 million, which primarily consisted of $244.6 million for the acquisition of Entrega Gas Pipeline LLC, $61.6 million for the acquisition of bulk terminal operations, and $58.7 million for the purchase of additional oil and gas properties; and

• a $33.0 million (86%) decrease due to lower period-to-period payments for margin and restricted deposits in 2007 compared to 2006. In June 2006, we made a $13.5 million payment to certain shippers on our Pacific operations’ pipelines related to a settlement agreement reached in May 2006 that resolved certain challenges by complainants with regard to delivery tariffs and gathering enhancement fees at our Pacific operations’ Watson Station, located in Carson, California. The agreement called for estimated refunds to be paid into an escrow account pending final approval by the FERC, and final approval was received in the third quarter of 2006.

In addition, we recently made the following announcements related to our investing activities:

• on May 14, 2007, we announced plans to construct a $72 million natural gas pipeline designed to bring new supplies out of East Texas to markets in the Houston and Beaumont, Texas areas. The new pipeline will consist of approximately 63 miles of 24-inch diameter pipe and multiple interconnections. It will connect our Kinder Morgan Tejas system in Harris County, Texas to our Kinder Morgan Texas Pipeline system in Polk County near Goodrich, Texas. In addition, we have entered into a long-term binding agreement with CenterPoint Energy Services, Inc. to provide firm transportation for a significant portion of the initial project capacity, which will consist of approximately 225 million cubic feet per day of natural gas using existing compression and be expandable to over 400 million cubit feet per day with additional compression; and

• on July 23, 2007, following the FERC’s expedited approval of our CALNEV Pipeline’s proposed tariff rate structure, we announced our continuing development of the approximate $400 million expansion of the pipeline system into Las Vegas, Nevada. The expansion involves the construction of a new 16-inch diameter pipeline, which will parallel existing utility corridors between Colton, California and Las Vegas in order to minimize environmental impacts. System capacity would increase to approximately 200,000 barrels per day upon completion of the expansion, and could be increased as necessary to over 300,000 barrels per day with the addition of pump stations. The CALNEV expansion is expected to be complete in early 2010.

Financing Activities

Net cash provided by financing activities amounted to $579.9 million for the first six months of 2007. For the same six month period last year, our financing activities provided net cash of $429.2 million. The $150.7 million (35%) increase from the comparable 2006 period was primarily due to:

• a $297.9 million increase in cash from proceeds received, after commissions and underwriting expenses, in May 2007 for our issuance of an additional 5,700,000 i-units to Knight;

• an $83.2 million (13%) increase from lower partnership distributions in the first half of 2007, when compared to the first half of 2006. Distributions to all partners, consisting of our common and Class B unitholders, our general partner and minority interests, totaled $548.0 million in the first six months of 2007, compared to $631.2 million in the same six month prior year period.

The overall decrease in period-to-period partnership distributions was driven by incremental minority interest distributions of $105.2 million paid from our Rockies Express Pipeline LLC subsidiary to Sempra Energy in the second quarter of 2006. The distributions to Sempra (and distributions to us for our proportional ownership interest) were made in conjunction with Rockies Express’ establishment of and subsequent borrowings under its commercial paper program during the second quarter of 2006. During the second quarter of 2006, Rockies Express both issued a net amount of $412.5 million of commercial paper and distributed $315.5 million to its member owners. Prior to the establishment of its commercial paper program (supported by its five-year unsecured revolving credit agreement), Rockies Express funded its acquisition of Entrega Gas Pipeline LLC and its Rockies Express Pipeline construction costs with contributions from both us and Sempra.

Excluding the minority interest distributions to Sempra in 2006, our overall distributions increased $22.0 million, primarily resulting from higher distributions, in 2007, of “Available Cash,” as described below in “—Partnership Distributions.” The increase in “Available Cash” distributions in 2007 versus 2006 was due to an increase in the per unit cash distributions paid, an increase in the number of units outstanding and an increase in our general partner incentive distributions. The increase in our general partner incentive distributions resulted from both increased cash distributions per unit and an increase in the number of common units and i-units outstanding;

• a $107.2 million (11%) decrease from overall debt financing activities—which include our issuances and payments of debt and our debt issuance costs. The decrease was primarily due to a $1,644.5 million decrease from lower overall net commercial paper borrowings in the first six months of 2007, and a $1,536.7 million increase in cash inflows from the issuance of additional senior notes in the first half of 2007.

The decrease in commercial paper borrowings includes a decrease of $412.5 million from borrowings under the commercial paper program of Rockies Express Pipeline LLC in the first half of 2006. We held and consolidated a 66 2/3% ownership interest in Rockies Express Pipeline LLC until June 30, 2006. Effective June 30, 2006, ConocoPhillips exercised its option to acquire a 25% ownership interest in West2East Pipeline LLC (and its subsidiary Rockies Express Pipeline, LLC), and West2East Pipeline LLC was then deconsolidated and subsequently accounted for under the equity method of accounting. Generally accepted accounting principles required us to include its cash inflows and outflows in our consolidated statement of cash flows for the six months ended June 30, 2006; however, following the change from full consolidation to the equity method, Rockies Express’ debt balances were not included in our consolidated balance sheet as of or subsequent to June 30, 2006.

The $1,536.7 million increase in cash from the issuance of senior notes in the first half of 2007 was associated with public debt offerings completed on January 30, 2007 and June 21, 2007. On these dates, we completed offerings of $1.0 billion and $550 million, respectively, in principal amount of senior notes in three separate series: $600 million of 6.00% notes due February 1, 2017, $400 million of 6.50% notes due February 1, 2037, and $550 million of 6.95% notes due January 15, 2038. We used the proceeds from these long-term debt offerings to reduce the borrowings under our commercial paper program; and

• a $102.2 million (96%) decrease from contributions from minority interests—principally due to contributions of $104.8 million received in the first half of 2006 from Sempra Energy with regard to their ownership interest in Rockies Express. The contributions from Sempra included an $80.0 million contribution for its 33 1/3% share of the purchase price of Entrega Gas Pipeline LLC, discussed above in “—Investing Activities.”

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

In addition, as discussed in Note 2 to our consolidated financial statements included elsewhere in this report, the transactions, balances and results of operations of our Trans Mountain pipeline system were included in our consolidated financial information as if it had been transferred to us on January 1, 2006; however, the effective date of this acquisition was April 30, 2007, and the acquisition had no impact on the distributions we made (including incentive distributions paid to our general partner) prior to this date.

On May 15, 2007, we paid a quarterly distribution of $0.83 per unit for the first quarter of 2007. This distribution was 2% greater than the $0.81 distribution per unit we paid in May 2006 for the first quarter of 2006. We paid this distribution in cash to our general partner and to our common and Class B unitholders. KMR, our sole i-unitholder, received additional i-units based on the $0.83 cash distribution per common unit. We believe that future operating results will continue to support similar levels of quarterly cash and i-unit distributions; however, no assurance can be given that future distributions will continue at such levels.

Additionally, on July 18, 2007, we declared a cash distribution of $0.85 per unit for the second quarter of 2007 (an annualized rate of $3.40 per unit). This distribution was 5% higher than the $0.81 per unit distribution we made for the second quarter of 2006. We expect to declare cash distributions of at least $3.44 per unit for 2007; however, no assurance can be given that we will be able to achieve this level of distribution, and our projection does not include any benefits from unidentified acquisitions or take into account any capital costs associated with financing the payment of reparations sought by shippers on our Pacific operations’ interstate pipelines.

The incentive distribution that we paid on May 15, 2007 to our general partner (for the first quarter of 2007) was $138.8 million. Our general partner’s incentive distribution that we paid in May 2006 to our general partner (for the first quarter of 2006) was $128.3 million. Our general partner’s incentive distribution for the distribution that we declared for the second quarter of 2007 was $147.6 million, and our general partner’s incentive distribution for the distribution that we paid for the second quarter of 2006 was $129.0 million. The period-to-period increases in our general partner incentive distributions resulted from both increased cash distributions per unit and increases in the number of common units and i-units outstanding.

Litigation and Environmental

As of June 30, 2007, we have recorded a total reserve for environmental claims, without discounting and without regard to anticipated insurance recoveries, in the amount of $73.3 million. In addition, we have recorded a receivable of $25.1 million for expected cost recoveries that have been deemed probable. The reserve is primarily established to address and clean up soil and ground water impacts from former releases to the environment at facilities we have acquired or accidental spills or releases at facilities that we own. Reserves for each project are generally established by reviewing existing documents, conducting interviews and performing site inspections to determine the overall size and impact to the environment. Reviews are made on a quarterly basis to determine the status of the cleanup and the costs associated with the effort. In assessing environmental risks in conjunction with proposed acquisitions, we review records relating to environmental issues, conduct site inspections, interview employees, and, if appropriate, collect soil and groundwater samples.

Additionally, as of June 30, 2007, and December 31, 2006, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $105.1 million and $112.0 million, respectively. The reserve is primarily related to various claims from lawsuits arising from SFPP, L.P.’s pipeline transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

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

Certain Contractual Obligations

There have been no material changes in our contractual obligations that would affect the disclosures presented as of December 31, 2006 in our 2006 Annual Report on Form 10-K.

Off Balance Sheet Arrangements

Except as set forth under “—Red Cedar Gathering Company Debt” in Note 7 to our consolidated financial statements included elsewhere in this report, there have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2006 in our 2006 Annual Report on Form 10-K.

Information Regarding Forward-Looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

• price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, coal and other bulk materials and chemicals in North America;

• economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

• changes in our tariff rates implemented by the Federal Energy Regulatory Commission or the California Public Utilities Commission;

• our ability to acquire new businesses and assets and integrate those operations into our existing operations, as well as our ability to make expansions to our facilities;

• difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from our terminals or pipelines;

• our ability to successfully identify and close acquisitions and make cost-saving changes in operations;

• shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use our services or provide services or products to us;

• crude oil and natural gas production from exploration and production areas that we serve, including, among others, the Permian Basin area of West Texas;

• changes in laws or regulations, third-party relations and approvals, decisions of courts, regulators and governmental bodies that may adversely affect our business or our ability to compete;

• changes in accounting pronouncements that impact the measurement of our results of operations, the timing of when such measurements are to be made and recorded, and the disclosures surrounding these activities;

• our ability to offer and sell equity securities and debt securities or obtain debt financing in sufficient amounts to implement that portion of our business plan that contemplates growth through acquisitions of operating businesses and assets and expansions of our facilities;

• our indebtedness could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, and/or place us at competitive disadvantages compared to our competitors that have less debt or have other adverse consequences;

• interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

• our ability to obtain insurance coverage without significant levels of self-retention of risk;

• acts of nature, sabotage, terrorism or other similar acts causing damage greater than our insurance coverage limits;

• capital markets conditions;

• the political and economic stability of the oil producing nations of the world;

• national, international, regional and local economic, competitive and regulatory conditions and developments;

• the ability to achieve cost savings and revenue growth;

• inflation;

• interest rates;

• the pace of deregulation of retail natural gas and electricity;

• foreign exchange fluctuations;

• the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

• the extent of our success in discovering, developing and producing oil and gas reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

• engineering and mechanical or technological difficulties with operational equipment, in well completions and workovers, and in drilling new wells;

• the uncertainty inherent in estimating future oil and natural gas production or reserves;

• the ability to complete expansion projects on time and on budget;

• the timing and success of business development efforts; and

• unfavorable results of litigation and the fruition of contingencies referred to in Note 3 to our consolidated financial statements included elsewhere in this report.

There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any forward-looking statements.

See Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, and Part II, Item 1A “Risk Factors” of this report for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in both our 2006 Annual Report on Form 10-K and this report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Other than as required by applicable law, we disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2006, in Item 7A of our 2006 Annual Report on Form 10-K. For more information on our risk management activities, see Note 10 to our consolidated financial statements included elsewhere in this report.

Item 4. Controls and Procedures.

As of June 30, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The tax treatment applied to us depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service treats us as a corporation or we become subject to a material amount of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to our partners. The anticipated after-tax economic benefit of an investment in us depends largely on our being treated as a partnership for federal income tax purposes. In order for us to be treated as a partnership for federal income tax purposes, current law requires that 90% or more of our gross income for every taxable year consist of “qualifying income,” as defined in Section 7704 of the Internal Revenue Code. We may not meet this requirement or current law may change so as to cause, in either event, us to be treated as a corporation for federal income tax purposes or otherwise subject to federal income tax. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service on this or any other matter affecting us.

If we were to be treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%, and would pay state income taxes at varying rates. Under current law, distributions to our partners would generally be taxed again as corporate distributions, and no income, gain, losses or deductions would flow through to our partners. Because a tax would be imposed on us as a corporation, our cash available for distribution would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our partners, likely causing substantial reduction in the value of our units.

Current law or our business may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. For example, we are now subject to a new entity-level tax on the portion of our total revenue that is generated in Texas. Specifically, the Texas margin tax is imposed at a maximum effective rate of 0.7% of our total revenue that is apportioned to Texas. Imposition of such a tax on us by Texas, or any other state, will reduce our cash available for distribution to our partners.

Our partnership agreement provides that if a law is enacted that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal income tax purposes, the minimum quarterly distribution and the target distribution levels will be adjusted to reflect the impact on us of that law.

We adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between us and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units. When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. This methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. Moreover, under our current valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge these valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between our general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our partners. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

Our treatment of a purchaser of common units as having the same tax benefits as the seller could be challenged, resulting in a reduction in value of the common units. Because we cannot match transferors and transferees of common units, we are required to maintain the uniformity of the economic and tax characteristics of these units in the hands of the purchasers and sellers of these units. We do so by adopting certain depreciation conventions that do not conform to all aspects of the United States Treasury regulations. An IRS challenge to these conventions could adversely affect the tax benefits to a unitholder of ownership of the common units and could have a negative impact on their value or result in audit adjustments to unitholders’ tax returns.

The recently completed Knight, formerly known as KMI, going-private transaction resulted in substantially more debt at Knight and could have an adverse affect on us, such as a downgrade in the ratings of our debt securities. On May 30, 2007, Knight completed its transaction whereby investors led by Richard D. Kinder, Chairman and CEO of Knight, acquired all of the outstanding shares of Knight (other than shares held by certain stockholders and investors) for $107.50 per share in cash. In connection with the transaction, Knight incurred substantially more debt. In conjunction with the going-private transaction, Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services reviewed and adjusted the credit ratings of both Knight and the ratings assigned to us. Following these adjustments, our senior unsecured debt is rated BBB/Baa2 by Standard & Poor’s and Moody’s, respectively. Though steps have been taken which are intended to allow our senior unsecured indebtedness to continue to be rated investment grade, we can provide no assurance that that will be the case.

Our senior management’s attention may be diverted from our daily operations because of significant transactions by [KMI/Knight] following the completion of the going-private transaction. The investors in the KMI going-private transaction include members of senior management of [KMI/Knight], most of whom are also senior officers of our general partner and of KMR. Prior to consummation of the going-private transaction, KMI had publicly disclosed that several significant transactions were being considered that, if pursued, would require substantial management time and attention. As a result, our senior management’s attention may be diverted from the management of our daily operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective May 2, 2007, we issued 266,813 common units as part of the purchase price for seven bulk terminal operations that we acquired from Trans-Global Solutions, Inc. on April 29, 2005. The total purchase price for the acquired operations was approximately $247.2 million, consisting of $186.0 million in cash, $46.2 million in common units, and an obligation to pay an additional $15.0 million on April 29, 2007, two years from closing. On May 2, 2007, we settled the $15.0 million liability by issuing additional common units. The units were issued to a single accredited investor in a transaction not involving a public offering, exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On May 17, 2007, we issued 5,700,000 i-units to KMR, and we received net proceeds of $297.9 million for the issuance of these i-units. The i-units were issued to KMR in a transaction not involving a public offering, exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

4.2 -- Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 6.95% Senior Notes due 2038.

10.1 – Amendment No. 1 to Delegation of Control Agreement, dated as of July 20, 2007, among Kinder Morgan G.P., Inc., Kinder Morgan Management, LLC, Kinder Morgan Energy Partners, L.P. and its operating partnerships (filed as Exhibit 10.1 to Kinder Morgan Energy Partner s, L.P.’s Current Report on Form 8-K on July 20, 2007 and incorporated herein by reference).

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

/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer) Date: August 7, 2007