Form 10-Q
period 2007-09-30
KINDER MORGAN ENERGY PARTNERS L P
filed 2007-11-09
CIK 888228

F O R M 10 Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

The Registrant had 163,090,396 common units outstanding as of October 31, 2007.

KINDER MORGAN ENERGY PARTNERS, L.P.

TABLE OF CONTENTS

Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Financial Data of Previously Separate Entities are Combined—see Note 2)

(In Millions Except Per Unit Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Natural gas sales	$1,365.7	$1,516.8	$4,314.6	$4,679.2
Services	624.1	555.6	1,776.8	1,618.9
Product sales and other	241.0	224.4	677.5	628.1
	2,230.8	2,296.8	6,768.9	6,926.2
Costs, Expenses and Other
Gas purchases and other costs of sales	1,371.7	1,511.2	4,296.0	4,649.8
Operations and maintenance	206.4	210.9	606.2	581.8
Fuel and power	60.7	58.9	171.3	165.2
Depreciation, depletion and amortization	138.0	109.1	401.8	304.5
General and administrative	106.2	63.5	265.9	195.1
Taxes, other than income taxes	38.9	31.8	112.0	102.7
Goodwill impairment expense	—	—	377.1	—
Other expense (income)	(2.5)	—	(11.9)	(16.0)
	1,919.4	1,985.4	6,218.4	5,983.1

Operating Income	311.4	311.4	550.5	943.1

Other Income (Expense)
Earnings from equity investments	15.8	13.6	51.4	55.5
Amortization of excess cost of equity investments	(1.4)	(1.4)	(4.3)	(4.2)
Interest, net	(102.4)	(90.1)	(290.3)	(251.3)
Other, net	5.0	3.9	9.4	13.1
Minority Interest	(2.4)	(2.1)	(4.4)	(8.1)

Income from Continuing Operations Before Income Taxes	226.0	235.3	312.3	748.1

Income Taxes	(20.8)	(8.2)	(36.4)	(20.1)

Income from Continuing Operations	205.2	227.1	275.9	728.0

Income from Discontinued Operations (Note 2)	8.6	2.4	21.1	8.8

Net Income	$213.8	$229.5	$297.0	$736.8

Calculation of Limited Partners’ interest in Net Income:
Income from Continuing Operations	$205.2	$227.1	$275.9	$728.0
Less: General Partner’s interest	(155.7)	(134.0)	(439.9)	(393.7)
Limited Partners’ interest	49.5	93.1	(164.0)	334.3
Add: Limited Partners’ interest in Discontinued Operations	8.5	2.4	20.9	8.7
Limited Partners’ interest in Net Income	$58.0	$95.5	$(143.1)	$343.0

Basic and Diluted Limited Partners’ Net Income (loss) per Unit:
Income from Continuing Operations	$0.21	$0.41	$(0.70)	$1.50
Income from Discontinued Operations	0.03	0.01	0.09	0.04
Net Income	$0.24	$0.42	$(0.61)	$1.54

Weighted average number of units used in computation of
Limited Partners’ Net Income per unit:
Basic	239.0	225.8	235.0	222.8

Diluted	239.0	226.2	235.1	223.1

Per unit cash distribution declared	$0.88	$0.81	$2.56	$2.43

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Financial Data of Previously Separate Entities are Combined—see Note 2)

(In Millions)

(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$58.4	$6.7
Restricted deposits	38.0	—
Accounts, notes and interest receivable, net
Trade	842.1	854.7
Related parties	5.2	7.9
Inventories
Products	15.0	20.4
Materials and supplies	19.3	16.6
Gas imbalances
Trade	16.3	7.8
Related parties	—	11.6
Gas in underground storage	5.2	8.4
Assets held for sale	11.7	—
Other current assets	45.7	102.7
	1,056.9	1,036.8
Property, Plant and Equipment, net	11,079.0	10,106.1
Investments	439.9	426.3
Notes receivable
Trade	0.7	1.2
Related parties	90.1	96.2
Goodwill	1,076.0	1,421.0
Other intangibles, net	242.5	213.2
Assets held for sale, non-current	149.5	—
Deferred charges and other assets	253.4	241.4
Total Assets	$14,388.0	$13,542.2

LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts payable
Cash book overdrafts	$36.9	$46.2
Trade	788.0	784.1
Related parties	33.2	203.3
Current portion of long-term debt	597.0	1,359.1
Accrued interest	67.0	83.7
Accrued taxes	90.7	35.4
Deferred revenues	16.9	20.0
Gas imbalances
Trade	13.3	15.9
Related parties	5.1	—
Liabilities held for sale	4.6	—
Accrued other current liabilities	598.2	589.6
	2,250.9	3,137.3
Long-Term Liabilities and Deferred Credits
Long-term debt
Outstanding	6,456.8	4,384.3
Value of interest rate swaps	45.2	42.6
	6,502.0	4,426.9
Deferred revenues	10.9	18.8
Deferred income taxes	202.0	185.2
Asset retirement obligations	50.5	48.9
Liabilities held for sale, non-current	2.3	—
Other long-term liabilities and deferred credits	754.6	716.6
	7,522.3	5,396.4
Commitments and Contingencies (Note 3)
Minority Interest	55.5	60.2
Partners’ Capital
Common Units	2,767.0	3,414.9
Class B Units	103.9	126.1
i-Units	2,364.3	2,154.2
General Partner	146.9	119.2
Accumulated other comprehensive loss	(822.8)	(866.1)
	4,559.3	4,948.3
Total Liabilities and Partners’ Capital	$14,388.0	$13,542.2

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Financial Data of Previously Separate Entities are Combined—see Note 2)

(Increase/(Decrease) in Cash and Cash Equivalents In Millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$297.0	$736.8
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	377.1	—
Depreciation, depletion and amortization	408.8	311.1
Amortization of excess cost of equity investments	4.3	4.2
Gains from property casualty indemnifications	(1.8)	—
Gains and other non-cash income from the sale of property, plant and equipment	(10.4)	(16.6)
Earnings from equity investments	(53.2)	(57.2)
Distributions from equity investments	87.9	56.3
Proceeds from termination of interest rate swap agreement	15.0	—
Changes in components of working capital:
Accounts receivable	210.6	70.6
Other current assets	4.0	(4.0)
Inventories	1.8	6.3
Accounts payable	(136.6)	(183.4)
Accrued interest	(17.0)	(29.0)
Accrued liabilities	(11.6)	(1.5)
Accrued taxes	57.6	53.4
FERC rate reparations, refunds and reserve adjustments	—	(19.1)
Other, net	21.2	(11.4)
Net Cash Provided by Operating Activities	1,254.7	916.5

Cash Flows From Investing Activities
Acquisitions of assets	(152.2)	(357.1)
Payment for Trans Mountain (Note 2)	(549.1)	—
Acquisitions of investments	(9.5)	—
Additions to property, plant and equip. for expansion and maintenance projects	(1,142.9)	(811.1)
Sale of property, plant and equipment, and other net assets net of removal costs	11.6	71.5
Property casualty indemnifications	8.0	—
Net proceeds from (Investments in) margin deposits	(40.3)	1.4
Contributions to equity investments	(46.6)	(0.1)
Natural gas stored underground and natural gas liquids line-fill	12.3	(12.9)
Other	—	(3.4)
Net Cash Used in Investing Activities	(1,908.7)	(1,111.7)

Cash Flows From Financing Activities
Issuance of debt	6,206.6	3,730.0
Payment of debt	(4,941.0)	(3,005.4)
Repayments from loans to related party	2.2	1.1
Debt issue costs	(13.5)	(1.6)
Increase (Decrease) in cash book overdrafts	(9.3)	12.8
Proceeds from issuance of common units	—	248.4
Proceeds from issuance of i-units	297.9	—
Contributions from minority interest	4.8	109.3
Distributions to partners:
Common units	(409.1)	(380.2)
Class B units	(13.3)	(12.9)
General Partner	(410.3)	(388.4)
Minority interest	(11.9)	(115.4)
Other, net	0.1	(2.6)
Net Cash Provided by Financing Activities	703.2	195.1

Effect of exchange rate changes on cash and cash equivalents	2.5	0.1

Increase in Cash and Cash Equivalents	51.7	—
Cash and Cash Equivalents, beginning of period	6.7	12.1
Cash and Cash Equivalents, end of period	$58.4	$12.1

Noncash Investing and Financing Activities:
Contribution of net assets to partnership investments	$—	$17.0
Assets acquired by the assumption or incurrence of liabilities	19.5	3.7

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

We believe, however, that our disclosures are adequate to make the information presented not misleading. Our consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our financial results for the interim periods. You should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, and in our Current Report on Form 8-K filed August 22, 2007.

Knight Inc. (formerly known as Kinder Morgan, Inc.), Kinder Morgan G.P., Inc. and Kinder Morgan Management, LLC

On August 28, 2006, Kinder Morgan, Inc., a Kansas corporation referred to as “KMI” in this report, entered into an agreement and plan of merger whereby investors led by Richard D. Kinder, Chairman and CEO of KMI, would acquire all of the outstanding shares of KMI (other than shares held by certain stockholders and investors) for $107.50 per share in cash. Additional investors in the going-private transaction included the following: other senior members of KMI management, most of whom are also senior officers of Kinder Morgan G.P., Inc. (our general partner) and of Kinder Morgan Management, LLC (our general partner’s delegate, discussed below); Kinder Morgan co-founder William V. Morgan; KMI board members Fayez Sarofim and Michael C. Morgan; and affiliates of (i) Goldman Sachs Capital Partners; (ii) American International Group, Inc.; (iii) The Carlyle Group; and (iv) Riverstone Holdings LLC.

On May 30, 2007, this acquisition and merger closed, with KMI continuing as the surviving legal entity and renamed “Knight Inc.” Knight Inc., referred to as “Knight” in this report, is privately owned, and remains the sole indirect common stockholder of Kinder Morgan G.P., Inc., our general partner. On July 27, 2007, our general partner issued and sold 100,000 shares of Series A fixed-to-floating rate term cumulative preferred stock due 2057. The consent of holders of a majority of these preferred shares is required with respect to a commencement of or a filing of a voluntary bankruptcy proceeding with respect to us, or two of our subsidiaries, SFPP, L.P. and Calnev Pipe Line LLC.

Kinder Morgan Management, LLC, referred to as “KMR” in this report, is a Delaware limited liability company. Our general partner owns all of KMR’s voting securities and, pursuant to a delegation of control agreement, delegated to KMR, to the fullest extent permitted under Delaware law and our partnership agreement, all of its power and authority to manage and control our business and affairs. More information on these entities and the delegation of control agreement is contained in our Annual Report on Form 10-K for the year ended December 31, 2006, and in our Current Report on Form 8-K filed August 22, 2007.

Basis of Presentation

Our consolidated financial statements include our accounts and those of our operating partnerships and their majority-owned and controlled subsidiaries. Our accounting records are maintained in United States dollars, and all references to dollars are United States dollars, except where stated otherwise. All significant intercompany items have been eliminated in consolidation. Certain amounts from prior periods have been reclassified to conform to the current presentation. Our accompanying consolidated financial statements reflect amounts on a historical cost basis, and, accordingly, do not reflect any purchase accounting adjustments related to the management buyout of KMI, now known as Knight. In addition, as discussed in Note 2 below, our financial statements included in this report include the transactions, balances and results of operations of our Trans Mountain pipeline system as if it had been transferred to us on January 1, 2006.

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

2.	Acquisitions, Joint Ventures and Divestitures

Acquisitions and Joint Ventures

During the first nine months of 2007, we completed the following acquisitions, and except for our acquisition of the Trans Mountain pipeline system (as discussed below), these acquisitions were accounted for as business combinations involving unrelated entities according to the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.” SFAS No. 141 requires business combinations involving unrelated entities to be accounted for using the purchase method of accounting, which establishes a new basis of accounting for the purchased assets and liabilities—the acquirer records all the acquired assets and assumed liabilities at their estimated fair market values (not the acquired entity’s book values) as of the acquisition date.

The preliminary allocation of these assets (and any liabilities assumed) may be adjusted to reflect the final determined amounts, and although the time that is required to identify and measure the fair value of the assets acquired and the liabilities assumed in a business combination will vary with circumstances, generally our allocation period ends when we no longer are waiting for information that is known to be available or obtainable. The results of operations from these acquisitions accounted for as business combinations involving unrelated entities are included in our consolidated financial statements from the acquisition date.

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

As of September 30, 2007, we allocated our entire purchase price to “Property, Plant and Equipment, net” on our accompanying consolidated balance sheet. Our allocation of the purchase price was preliminary, pending final determination of working capital and deferred income tax balances at the time of acquisition. We expect these final purchase price adjustments to be made by the end of 2007.

Vancouver Wharves Terminal

On May 30, 2007, we purchased the Vancouver Wharves bulk marine terminal from British Columbia Railway Company, a crown corporation owned by the Province of British Columbia, for an aggregate consideration of $56.6 million, consisting of $38.3 million in cash and $18.3 million in assumed liabilities. We allocated $6.3 million of our combined purchase price to current assets and the remaining $50.3 million to “Property, Plant and Equipment, net.”

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

Marine Terminals, Inc. Assets

Effective September 1, 2007, we acquired certain bulk terminals assets from Marine Terminals, Inc. for an aggregate consideration of approximately $101.4 million, consisting of $100.4 million in cash and an assumed liability of $1.0 million. The acquired assets and operations are primarily involved in the handling and storage of steel and alloys, and also provide stevedoring and harbor services, scrap handling, and scrap processing services to customers in the steel and alloys industry. The operations consist of two separate facilities located in Blytheville, Arkansas, and individual terminal facilities located in Decatur, Alabama; Hertford, North Carolina; and Berkley, South Carolina. Combined, the five facilities handled approximately 13.4 million tons of steel products in 2006. Under long-term contracts, the acquired terminal facilities will continue to provide handling, processing, harboring and warehousing services to Nucor Corporation, one of the nation’s largest steel and steel products companies in the world.

As of September 30, 2007, we have preliminarily allocated $60.6 million of our combined purchase price to “Property, Plant and Equipment, net,” $39.8 million to “Other Intangibles, net,” and the remaining $1.0 million to other current and long-term assets. The $39.8 million of intangibles represents the estimated fair value of intangible customer relationships, which encompass both the contractual life of customer contracts plus any future customer relationship value beyond the contract life. As of acquisition date, we estimated the expected useful life of these intangibles to be 20 years. The acquisition both expanded and complemented our existing ferro alloy terminal operations and will provide Nucor and other customers further access to our growing national network of marine and rail terminals. All of the acquired assets are included in our Terminals business segment.

Trans Mountain Pipeline System

On April 30, 2007, we acquired the Trans Mountain pipeline system from Knight for $549.1 million. The transaction was approved by the independent directors of both KMI and KMR following the receipt, by such directors, of separate fairness opinions from different investment banks. We paid $549 million of the purchase price on April 30, 2007, and we paid the remaining $0.1 million in July 2007.

Effective January 1, 2006, Knight (formerly KMI), our ultimate parent as determined by the provisions of Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” was deemed to have control over us and no longer accounted for its investment in us under the equity method of accounting, but instead included our accounts, balances and results of operations in its consolidated financial statements. As required by the provisions of SFAS No. 141, we accounted for our acquisition of Trans Mountain as a transfer of net assets between entities under common control. For combinations of entities under common control, the purchase cost provisions (as they relate to purchase business combinations involving unrelated entities) of SFAS No. 141 explicitly do not apply; instead the method of accounting prescribed by SFAS No. 141 for such transfers is essentially identical to the pooling-of-interests method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity, and no other assets or liabilities are recognized as a result of the combination (that is, no recognition is made for a purchase premium or discount representing any difference between the cash consideration paid and the book value of the net assets acquired).

Therefore, following our acquisition of Trans Mountain from Knight on April 30, 2007, we recognized the Trans Mountain assets and liabilities acquired at their carrying amounts (historical cost) in the accounts of Knight (the transferring entity) at the date of transfer. The accounting treatment for combinations of entities under common control is consistent with the concept of poolings as combinations of common shareholder (or unitholder) interests, as all of Trans Mountain’s equity accounts were also carried forward intact initially, and subsequently adjusted due to the cash consideration we paid for the acquired net assets.

In addition to requiring that assets and liabilities be carried forward at historical costs, SFAS No. 141 also prescribes that for transfers of net assets between entities under common control, the income statement of the combined entity for the year of combination must be presented as if the entities had been combined for the full year, and all comparative financial statements must be presented as if the entities had previously been combined. Accordingly, our consolidated financial statements and all other financial information included in this report have been restated to assume that the transfer of Trans Mountain net assets from Knight to us had occurred at the date when both Trans Mountain and we met the accounting requirements for entities under common control (January 1, 2006). As a result, financial statements and financial information presented for prior periods in this report have been restated. These restatements include Knight’s recognition of a goodwill impairment expense of $377.1 million recorded in the first quarter of 2007, based on supporting third-party information obtained regarding the fair values of the Trans Mountain pipeline system assets. For more information on this impairment expense, see Note 6.

The Trans Mountain pipeline system, which transports crude oil and refined products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia and the State of Washington, recently completed a pump station expansion and currently transports approximately 260,000 barrels per day. An additional 35,000 barrel per day expansion that will increase capacity of the pipeline to 300,000 barrels per day is expected to be in service by late 2008. In addition, due to the fact that Trans Mountain’s operations are managed separately, involve different products and marketing strategies, and produce discrete financial information that is separately evaluated internally by our management, we have identified our Trans Mountain pipeline system as a separate reportable business segment.

Pro Forma Information

Pro forma information regarding consolidated income statement information that assumes all of the acquisitions we have made and joint ventures we have entered into since January 1, 2006, including the ones listed above, had occurred as of the beginning of each period presented, is not materially different from the information presented in our accompanying consolidated statements of income.

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

Additionally, upon the sale of our Douglas gathering system, we reclassified a net loss of $2.9 million from “Accumulated other comprehensive loss” into net income on those derivative contracts that effectively hedged uncertain future cash flows associated with forecasted Douglas gathering transactions. We included the net amount of the gain, $15.1 million, within the caption “Other expense (income)” in our accompanying consolidated statement of income for the three and nine months ended September 30, 2006. For more information on our accounting for derivative contracts, see Note 10.

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

North System Natural Gas Liquids Pipeline System – Discontinued Operations

On July 2, 2007, we announced that we entered into an agreement to sell the North System natural gas liquids pipeline and our 50% ownership interest in the Heartland Pipeline Company (collectively referred to in this report as our North System) to ONEOK Partners, L.P. for approximately $300 million in cash. The North System consists of an approximately 1,600-mile interstate common carrier pipeline system that delivers natural gas liquids and refined petroleum products from south central Kansas to the Chicago area. Also included in the sale are eight propane truck-loading terminals, located at various points in three states along the pipeline system, and one multi-product terminal complex located in Morris, Illinois. All of the assets are included in our Products Pipelines business segment.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we accounted for the North System business as a discontinued operation whereby (i) the financial results of the North System have been reclassified to discontinued operations for all periods presented in this report, and (ii) the assets and liabilities of the North System are now classified as held-for-sale and are presented separately in our consolidated balance sheet as of September 30, 2007 in the captions “Current Assets—Assets held for sale,” “Assets held for sale, non-current,” “Current Liabilities—Liabilities held for sale” and “Liabilities held for sale, non-current.” The transaction closed on October 5, 2007, and it is expected that a gain of approximately $150 million will be recognized in the fourth quarter of 2007 with respect to this transaction.

In accordance with SFAS No. 144, the financial results of the North System operations have been reclassified to discontinued operations for all periods presented and reported in the caption, “Income from Discontinued Operations” in our accompanying consolidated statements of income. Summarized financial results information of these operations is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating revenues	$14.4	$10.2	$41.1	$29.4
Operating expenses	(4.1)	(6.0)	(14.8)	(15.8)
Depreciation and amortization	(2.3)	(2.3)	(7.0)	(6.6)
Earnings from equity investments	0.6	0.4	1.8	1.7
Other, net – income (expense)	—	0.1	—	0.1
Earnings from Discontinued Operations	$8.6	$2.4	$21.1	$8.8

September 30,
2007
Current assets	$11.7
Property, plant and equipment	143.1
Other assets	6.4
Total assets	$161.2

Current liabilities	$4.6
Other liabilities and deferred credits	2.3
Total liabilities	$6.9

In addition, in our accompanying consolidated statements of cash flows, we elected to not separately present the North System’s operating and investing cash flows as discontinued operations, and, due to the fact that the sale of the North System will not change the structure of our internal organization in a manner that causes a change to our reportable business segments pursuant to the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have included the North System’s financial disclosures within our Products Pipelines business segment disclosures for all periods presented in this report.

3.	Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings, including any material developments that occurred in such proceedings during the nine months ended September 30, 2007. Additional information with respect to these proceedings can be found in Note 16 to our audited financial statements that were filed with our Annual Report on Form 10-K for the year ended December 31, 2006. This Note also contains a description of any material legal proceedings that were initiated during the nine months ended September 30, 2007.

Federal Energy Regulatory Commission Proceedings

SFPP, L.P. is the subsidiary limited partnership that owns our Pacific operations, excluding CALNEV Pipe Line LLC and related terminals acquired from GATX Corporation. The tariffs and rates charged by our Pacific operations are subject to numerous ongoing proceedings at the Federal Energy Regulatory Commission, referred to in this report as the FERC, including shippers’ complaints and protests regarding interstate rates on our Pacific operations’ pipeline systems. In general, these complaints allege the rates and tariffs charged by our Pacific operations are not just and reasonable. The issues involved in these proceedings include, among others: (i) whether certain of our Pacific operations’ rates are “grandfathered” under the Energy Policy Act of 1992, referred to in this note as EPAct 1992, and therefore deemed to be just and reasonable; (ii) whether “substantially changed circumstances” have occurred with respect to any grandfathered rates such that those rates could be challenged; (iii) the capital structure to be used in computing the “starting rate base” of our Pacific operations; (iv) the level of income tax allowance we may include in our rates; and (v) the recovery of civil and regulatory litigation expenses and certain pipeline reconditioning and environmental costs incurred by our Pacific operations.

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

On May 29, 2007, the D.C. Court issued an opinion upholding the FERC’s tax allowance policy. Because the extent to which an interstate oil pipeline is entitled to an income tax allowance is subject to a case-by-case review at the FERC, the level of income tax allowance to which SFPP will ultimately be entitled is not certain. The D.C. Court’s May 29 decision also upheld the FERC’s determination that a rate is no longer subject to grandfathering protection under EPAct 1992 when there has been a substantial change in the overall rate of return of the pipeline, rather than in one cost element. Further, the D.C. Court declined to consider arguments that there were errors in the FERC’s method for determining substantial change, finding that the parties had not first raised such allegations with the FERC. On July 13, 2007, SFPP filed a petition for rehearing with the D.C. Court, arguing that SFPP did raise allegations with the FERC respecting these calculation errors. The D.C. Circuit denied rehearing of the May 29, 2007 decision on August 20, 2007. Petitions for writ of Certiorari to the United States Supreme Court regarding such decision are due within 90 days of the August 20th D.C. Circuit order.

In this Note, we refer to SFPP, L.P. as SFPP; CALNEV Pipe Line LLC as Calnev; Chevron Products Company as Chevron; Navajo Refining Company, L.P. as Navajo; ARCO Products Company as ARCO; BP West Coast Products, LLC as BP WCP; Texaco Refining and Marketing Inc. as Texaco; Western Refining Company, L.P. as Western Refining; Mobil Oil Corporation as Mobil; ExxonMobil Oil Corporation as ExxonMobil; Tosco Corporation as Tosco; ConocoPhillips Company as ConocoPhillips; Ultramar Diamond Shamrock Corporation as Ultramar; Valero Energy Corporation as Valero; Valero Marketing and Supply Company as Valero Marketing; and America West Airlines, Inc., Continental Airlines, Inc., Northwest Airlines, Inc., Southwest Airlines Co. and US Airways, Inc., collectively, as the Airline Complainants.

Following is a listing of certain current FERC proceedings pertaining to our Pacific operations:

Proceedings	Complainants/Protestants	Defendants	Summary
FERC Docket No. OR92-8, et al.	Chevron; Navajo; ARCO; BP WCP; Western Refining; ExxonMobil; Tosco; and Texaco (Ultramar is an intervenor).	SFPP

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

FERC Docket No. OR96-2, et al.	All Shippers except Chevron (which is an intervenor)	SFPP

Consolidated proceeding involving shipper complaints against all SFPP rates. All five issues (and others) described four paragraphs above this chart are involved in these proceedings. Portions of this proceeding have been appealed (and re-appealed) to the D.C. Court and remanded to the FERC. On May 29, 2007, the D.C. Court upheld the FERC’s income tax allowance policy and upheld FERC’s determination that SFPP’s West Line rates were no longer grandfathered under EPAct 1992; however, the D.C. Court refused to consider arguments that there were errors in the FERC’s method for determining substantial change as to the rates at issue in the OR96-2 proceeding, finding that the parties had not first raised such allegations with FERC. SFPP has filed a petition for rehearing with the D.C. Court. SFPP’s compliance filings establishing the amount of its income tax allowance for the years at issue in the OR92-8 and OR96-2 proceedings are currently pending before FERC, and certain shippers have filed a motion for a hearing on this issue. On July 5, 2007, BP WCP and Chevron filed a motion for immediate payment of reparations to shippers. The FERC has not acted on this motion. BP WCP, Chevron, and ExxonMobil have requested a hearing on remanded grandfathering and income tax allowance issues, which is pending action by FERC. On August 3, 2007, BP WCP, Chevron, and ExxonMobil filed a motion for expedited consideration on their request for hearing, which SFPP answered. On August 31, 2007, BP WCP and ExxonMobil filed a motion to reopen the record on the issue of SFPP’s appropriate rate of return on equity, which SFPP answered. FERC has not yet acted on the August 3 and August 31 motions. With respect to the FERC’s order on the Sepulveda rate, a compliance filing has been made and requests for rehearing have been filed.

FERC Docket Nos. OR02-4 and OR03-5	Chevron	SFPP	Chevron initiated proceeding to permit Chevron to become complainant in OR96-2. Appealed to D.C. Court and held in abeyance pending final disposition of the OR96-2 proceedings.
FERC Docket No. OR04-3	America West Airlines; Southwest Airlines; Northwest Airlines; and Continental Airlines	SFPP

Complaint alleges that West Line and Watson Station rates are unjust and unreasonable. Watson Station issues severed and consolidated into a proceeding focused only on Watson-related issues. No FERC action on complaint against West Line rates; request for hearing and for consolidation with other proceedings filed and pending before the FERC.

FERC Docket Nos. OR03-5, OR05-4 and OR05-5	BP WCP; ExxonMobil; and ConocoPhillips (other shippers intervened)	SFPP

Complaints allege that SFPP’s interstate rates are not just and reasonable. The FERC has held these complaints in abeyance pending conclusion of other pending SFPP proceedings. Request for hearing and for consolidation with other proceedings filed and pending before the FERC.

FERC Docket No. OR03-5-001	BP WCP; ExxonMobil; and ConocoPhillips (other shippers intervened)	SFPP

The FERC severed the portions of the complaints in Docket Nos. OR03-5, OR05-4, and OR05-5 regarding SFPP’s North and Oregon Line rates into a separate proceeding in Docket No. OR03-5-001. The Presiding Judge issued a procedural schedule on October 18, 2007 setting a hearing on these issues for April 29, 2008. Requests for hearing, for certification of certain questions to the FERC, and for consolidation with other proceedings filed and pending before the FERC and the Presiding Judge.

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

Complaints allege that none of Calnev’s current rates are just or reasonable. In light of the D.C. Court’s May 29, 2007 ruling, on July 19, 2007, the FERC gave complainants 90 days to amend their complaints with respect to challenges against the pipeline’s grandfathered rates; accepted the complaints to the extent they challenge the rates in excess of the grandfathered rate; held the complaints in abeyance pending a FERC decision on any amended complaints; dismissed with prejudice the complaints against Kinder Morgan GP Inc. and Kinder Morgan Inc.; denied Tesoro’s request for consolidation with Docket No. IS06-296; and consolidated Docket Nos. OR07-5 and OR07-7. ExxonMobil filed a request for rehearing of the dismissal of the complaints against Kinder Morgan GP, Inc. and Kinder Morgan, Inc., which is currently pending before the FERC.

FERC Docket No. OR07-6	ConocoPhillips	SFPP	Complaint alleges that SFPP’s North Line indexed rate increase was not just and reasonable. Complaint dismissed.
FERC Docket No. OR07-8 (consolidated with Docket No. OR07-11)	BP WCP	SFPP

Complaint alleges that SFPP’s 2005 indexed rate increase was not just and reasonable. On June 6, 2007, the FERC dismissed challenges to SFPP’s underlying rate but held in abeyance the portion of the Complaint addressing SFPP’s July 1, 2005 index-based rate increases. SFPP requested rehearing on July 6, 2007.

FERC Docket No. OR07-9	BP WCP	SFPP

Complaint alleges that SFPP’s ultra low sulphur diesel (ULSD) recovery fee violates the filed rate doctrine and that, in any event, the recovery fee is unjust and urnreasonable. On July 6, 2007, the FERC dismissed the complaint.

FERC Docket No. OR07 10	BP WCP, ConocoPhillips, Valero, ExxonMobil	Calnev

Calnev filed a petition with the FERC on May 14, 2007, requesting that the FERC issue a declaratory order approving Calnev’s proposed rate methodology and granting other relief with respect to a substantial proposed expansion of Calnev’s mainline pipeline system. On July 20, 2007, the FERC granted Calnev’s petition for declaratory order.

FERC Docket No. OR07 11 (consolidated with Docket No. OR07-8)	ExxonMobil	SFPP	Complaint alleges that SFPP’s 2005 indexed rate increase was not just and reasonable. The FERC has not acted on this complaint, which is now consolidated with the complaint in Docket No. OR07-8.

FERC Docket No. OR07 14	BP WCP Chevron	SFPP, Calnev Operating Limited Partnership D, Kinder Morgan Energy Partners, L.P., Kinder Morgan Management LLC, Kinder Morgan General Partner, Inc., Kinder Morgan Inc., and Knight Holdco, LLC

Complaint alleges violations of the Interstate Commerce Act and FERC’s cash management regulations, seeks review of the FERC Form 6 annual reports of SFPP and Calnev, and again requests interim refunds and reparations. The FERC has not acted on this complaint.

FERC Docket No. OR07-16	Tesoro	Calnev

Complaint challenges Calnev’s 2005, 2006, and 2007 indexing adjustments. The FERC has not yet issued a decision regarding Tesoro’s complaint. Settlement discussions are ongoing, and a joint motion to hold this proceedings in abeyance is currently pending at FERC.

FERC Docket No. OR07-18	Airline Complainants Chevron Valero Marketing	Calnev	Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. The FERC has not acted on this complaint.
FERC Docket No. OR07-19	ConocoPhillips	Calnev	Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. The FERC has not acted on this complaint.
FERC Docket No. OR07-20	BP WCP	SFPP	Complaint alleges that SFPP’s 2007 indexed rate increase was not just and reasonable. The FERC has not acted on this complaint.
FERC Docket No. OR07-22	BP WCP	Calnev	Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. The FERC has not acted on this complaint.
FERC Docket No. IS05 230 (North Line rate case)	Shippers	SFPP

SFPP filed to increase North Line rates to reflect increased costs due to installation of new pipe between Concord and Sacramento, California. Various shippers protested. Administrative law judge decision pending before the FERC on exceptions. On August 31, 2007, BP WCP and ExxonMobil filed a motion to reopen the record on the issue of SFPP’s appropriate rate of return on equity, which SFPP answered. This motion is currently pending before FERC.

FERC Docket No. IS05 327	Shippers	SFPP

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

SFPP filed to increase East Line rates to reflect increased costs due to installation of new pipe between El Paso, Texas and Tucson, Arizona. Various shippers protested. Procedural schedule suspended pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C. Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy. Because the Parties to this proceeding have reached agreement on a settlement in principle that will resolve all issues set for hearing in this case, the procedural schedule has been suspended.

FERC Docket No. IS06 296	ExxonMobil	Calnev

Calnev sought to increase its interstate rates pursuant to the FERC’s indexing methodology. ExxonMobil filed a protest respecting Calnev’s indexing adjustments. This proceeding is currently held in abeyance pending ongoing settlement discussions. Calnev has also filed a motion to dismiss, which has been protested and a procedural schedule is in place. Calnev’s motion to dismiss or to hold the investigation in abeyance is currently pending before the FERC.

FERC Docket No. IS06 356	Shippers	SFPP

SFPP filed to increase certain rates on its pipelines pursuant to FERC’s indexing methodology. Various shippers protested, but FERC found the tariff filings consistent with its regulations. FERC has rescinded the index increase for the East Line rates, and SFPP has requested rehearing. The D.C. Court dismissed a petition for review, citing the rehearing request pending before FERC. On September 20, 2007, the FERC denied SFPP’s request for rehearing.

FERC Docket No. IS07 137 (ULSD Surcharge)	Shippers	SFPP

SFPP filed tariffs to include a per - barrel ULSD recovery fee and a surcharge for ULSD-related litigation costs on diesel products. Various shippers protested. Tariffs accepted subject to refund and proceeding held in abeyance pending resolution of other proceedings involving SFPP. With no investigation established, SFPP rescinded the ULSD litigation surcharge in compliance with FERC order. Request for rehearing filed by Chevron and Tesoro.

FERC Docket No. IS07 229	BP WCP ExxonMobil	SFPP	SFPP filed to increase certain rates on its pipelines pursuant to FERC’s indexing methodology. Two shippers protested, but FERC found the tariff filings consistent with its regulations.
FERC Docket No. IS07 234	BP WCP ExxonMobil	Calnev	Calnev filed to increase certain rates on its pipeline pursuant to FERC’s indexing methodology. Two shippers protested, but FERC found the tariff filings consistent with its regulations.
Motions to compel payment of interim damages (Various dockets)	Shippers	SFPP, Kinder Morgan G.P., Inc., Kinder Morgan, Inc.	Proceeding seeks payment of interim damages or escrow of funds pending resolution of various complaints and protests involving SFPP. No FERC action on motions.

In 2003, we made aggregate payments of $44.9 million for reparations and refunds pursuant to a FERC order related to Docket Nos. OR92-8, et al. In 2005, SFPP received a FERC order in OR92-8 and OR96-2 that directed it to submit compliance filings and revised tariffs. Pursuant to the compliance filing, SFPP reduced its rates effective May 1, 2006. We currently estimate the impact of the rate reductions in 2007 to be approximately $25 million. In 2005, we also recorded an accrual of $105.0 million for an expense attributable to an increase in our reserves related to our rate case liability. We assume that any additional reparations and accrued interest thereon will be paid no earlier than the fourth quarter of 2007. We had previously estimated the combined annual impact of the rate reductions and the payment of reparations sought by shippers would be approximately 15 cents of distributable cash flow per unit. Based on our review of two separate orders issued by the FERC (on December 16, 2005 and on February 13, 2006), and subject to the ultimate resolution of these issues in our compliance filings and subsequent judicial appeals, we now expect the total annual impact will be less than 15 cents per unit.

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

All of the above matters have been consolidated and assigned to a single administrative law judge. At the time of this report, it is unknown when a decision from the CPUC regarding the CPUC complaints and the Power Surcharge Resolution will be received. No schedule has been established for hearing and resolution of the consolidated proceedings other than the 1997 CPUC complaint and the Power Surcharge Resolution. Based on our review of these CPUC proceedings, we estimate that shippers are seeking approximately $100 million in reparation and refund payments and approximately $35 million in annual rate reductions.

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

On October 2, 2007, the plaintiff initiated a second arbitration (CO2 Committee, Inc. v. Shell CO2 Company, Ltd., aka Kinder Morgan CO2 Company, L.P., et al.) against Cortez Pipeline Company, Kinder Morgan CO2 and a Mobil entity. The second arbitration asserts claims similar to those asserted in the first arbitration. On October 11, 2007, the defendants filed a Complaint for Declaratory Judgment and Injunctive Relief in federal district court in New Mexico. The Complaint seeks dismissal of the second arbitration on the basis of res judicata. No hearing or briefing schedule has been set.

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

The MMS set a due date of January 20, 2007 for Kinder Morgan CO2’s payment of the approximately $2.2 million in civil penalties, with interest to accrue daily on that amount in the event payment is not made by such date. Kinder Morgan CO2 has not paid the penalty. On January 2, 2007, Kinder Morgan CO2 submitted a response to the Notice of Noncompliance and Civil Penalty challenging the assessment in the Office of Hearings and Appeals of the Department of the Interior. On February 1, 2007, Kinder Morgan CO2 filed a petition to stay the accrual of penalties until the dispute is resolved. On February 22, 2007, an administrative law judge of the U.S. Department of the Interior issued an order denying Kinder Morgan CO2’s petition to stay the accrual of penalties. A hearing on the Notice of Noncompliance and Civil Penalty is set for December 10, 2007.

Kinder Morgan CO2 disputes the Notice of Noncompliance and Civil Penalty and believes that it has meritorious defenses. Kinder Morgan CO2 contends that use of the Cortez pipeline tariff as the transportation allowance for purposes of calculating federal royalties was approved by the MMS in 1984. This approval was later affirmed as open-ended by the Interior Board of Land Appeals in the 1990s. Accordingly, Kinder Morgan CO2 has stated to the MMS that its use of the Cortez tariff as the approved federal transportation allowance is authorized and proper. Kinder Morgan CO2 also disputes the allegation that it has knowingly or willfully submitted false, inaccurate, or misleading information to the MMS. Kinder Morgan CO2’s use of the Cortez Pipeline tariff as the approved federal transportation allowance has been the subject of extensive discussion between the parties. The MMS was, and is, fully apprised of that fact and of the royalty valuation and payment process followed by Kinder Morgan CO2 generally.

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

In addition to the March 2007 Order to Report and Pay, in April 2007, Kinder Morgan CO2 received an “Audit Issue Letter” sent by the Colorado Department of Revenue on behalf of the U.S. Department of the Interior. In the letter, the Department of Revenue states that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties (due to the use of the Cortez pipeline tariff as the transportation allowance for purposes of federal royalties) in the amount of $8.5 million for the period from April 2000 through December 2004. Kinder Morgan CO2 responded to the letter in May 2007, outlining its position why use of the Cortez tariff-based transportation allowance is proper. On August 8, 2007, Kinder Morgan CO2 received an “Order to Report and Pay Additional Royalties” from the MMS. As alleged in the Colorado Audit Issue Letter, the MMS contends that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties in the amount of approximately $8.5 million for the period from April 2000 through December 2004. The MMS’s claims underlying the August 2007 Order to Report and Pay are similar to those at issue in the March 2007 Order to Report and Pay. On September 7, 2007, Kinder Morgan CO2 submitted a notice of appeal and statement of reasons in response to the August 2007 Order to Report and Pay, challenging the Order and appealing it to the Director of the MMS in accordance with 30 CFR 290.100, et seq. Also on September 7, 2007, Kinder Morgan CO2 submitted a petition to suspend compliance with the Order to Report and Pay pending the appeal. The MMS granted Kinder Morgan CO2’s petition to suspend, and approved self-bonding on September 11, 2007. Kinder Morgan CO2 will file a supplemental statement of reasons in support of its appeal of the August 2007 Order to Report and Pay on or before November 6, 2007.

Kinder Morgan CO2 disputes both the March and August 2007 Orders to Report and Pay and the Colorado Department of Revenue Audit Issue Letter, and as noted above, it contends that use of the Cortez pipeline tariff as the transportation allowance for purposes of calculating federal royalties was approved by the MMS in 1984 and was affirmed as open-ended by the Interior Board of Land Appeals in the 1990s. The appeals to the MMS Director of the Orders to Report and Pay do not provide for an oral hearing. No further submission or briefing deadlines have been set.

J. Casper Heimann, Pecos Slope Royalty Trust and Rio Petro LTD, individually and on behalf of all other private royalty and overriding royalty owners in the Bravo Dome Carbon Dioxide Unit, New Mexico similarly situated v. Kinder Morgan CO2 Company, L.P., No. 04-26-CL (8th Judicial District Court, Union County New Mexico)

This case involves a purported class action against Kinder Morgan CO2 alleging that it has failed to pay the full royalty and overriding royalty (“royalty interests”) on the true and proper settlement value of compressed carbon dioxide produced from the Bravo Dome Unit in the period beginning January 1, 2000. The complaint purports to assert claims for violation of the New Mexico Unfair Practices Act, constructive fraud, breach of contract and of the covenant of good faith and fair dealing, breach of the implied covenant to market, and claims for an accounting, unjust enrichment, and injunctive relief. The purported class is comprised of current and former owners, during the period January 2000 to the present, who have private property royalty interests burdening the oil and gas leases held by the defendant, excluding the Commissioner of Public Lands, the United States of America, and those private royalty interests that are not unitized as part of the Bravo Dome Unit. The plaintiffs allege that they were members of a class previously certified as a class action by the United States District Court for the District of New Mexico in the matter Doris Feerer, et al. v. Amoco Production Company, et al., USDC N.M. Civ. No. 95-0012 (the “Feerer Class Action”). Plaintiffs allege that Kinder Morgan CO2’s method of paying royalty interests is contrary to the settlement of the Feerer Class Action. Kinder Morgan CO2 filed a motion to compel arbitration of this matter pursuant to the arbitration provisions contained in the Feerer Class Action settlement agreement, which motion was denied. Kinder Morgan CO2 appealed this decision to the New Mexico Court of Appeals, which affirmed the decision of the trial court. The New Mexico Supreme Court granted further review in October 2006, and after hearing oral argument, the New Mexico Supreme Court quashed its prior order granting review. In August 2007, Kinder Morgan CO2 filed a petition for writ of certiorari with the United States Supreme Court seeking further review. Plaintiffs waived their right to file a response to the petition, but in September 2007, the United States Supreme Court ordered Plaintiffs to file a response to the petition on or before October 29, 2007.

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

SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right of way and the safety standards that govern relocations. SFPP believes that it must pay for relocation of the pipeline only when so required by the railroad’s common carrier operations, and in doing so, it need only comply with standards set forth in the federal Pipeline Safety Act in conducting relocations. In July 2006, a trial before a judge regarding the circumstances under which we must pay for relocations concluded, and the judge determined that we must pay for any relocations resulting from any legitimate business purpose of the UPRR. We have appealed this decision. In addition, UPRR contends that it has complete discretion to cause the pipeline to be relocated at SFPP’s expense at any time and for any reason, and that SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way standards. Each party is seeking declaratory relief with respect to its positions regarding relocations.

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

The complaint alleges that CenterPoint Energy, Inc., by and through its affiliates, has artificially inflated the price charged to residential consumers for natural gas that it allegedly purchased from the non-CenterPoint defendants, including the Kinder Morgan defendants. The complaint further alleges that in exchange for CenterPoint’s purchase of such natural gas at above market prices, the non-CenterPoint defendants, including the Kinder Morgan defendants, sell natural gas to CenterPoint’s non-regulated affiliates at prices substantially below market, which in turn sells such natural gas to commercial and industrial consumers and gas marketers at market price. The complaint purports to assert claims for fraud, unlawful enrichment and civil conspiracy against all of the defendants, and seeks relief in the form of actual, exemplary and punitive damages, interest, and attorneys’ fees. On June 8, 2007, the Arkansas Supreme Court held that the Arkansas Public Service Commission has exclusive jurisdiction over any Arkansas plaintiffs’ claims that consumers were overcharged for gas in Arkansas and mandated that any such claims be dismissed from this lawsuit. Based on the information available to date and our preliminary investigation, the Kinder Morgan defendants believe that the claims against them are without merit and intend to defend against them vigorously.

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

Subsequent Event

After our October 17, 2007 third quarter earnings press release, we reached a civil settlement in principle with the U.S. Attorney’s office for the Southern District of Illinois pursuant to which we would agree to pay approximately $25 million, in aggregate, to the Tennessee Valley Authority and other customers of the Cora and Grand Rivers terminals from 1997-1999. We will make no admission or acknowledgment of improper conduct as part of the proposed settlement, and while we continue to believe that our actions at our terminals were appropriate, we determined that a civil resolution of the matter would be in our best interest. We are currently in the process of documenting this settlement, which must be approved by the Department of Justice. Accordingly, we recorded a $25 million increase in expense in the third quarter of 2007 associated with the probable settlement of this liability.

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

On May 30, 2003, plaintiffs, individually and on behalf of Adam Jernee, filed a civil action in the Nevada State trial court against us and several Kinder Morgan related entities and individuals and additional unrelated defendants. Plaintiffs in the Jernee matter claim that defendants negligently and intentionally failed to inspect, repair and replace unidentified segments of their pipeline and facilities, allowing “harmful substances and emissions and gases” to damage “the environment and health of human beings.” Plaintiffs claim that “Adam Jernee’s death was caused by leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins.” Plaintiffs purport to assert claims for wrongful death, premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability (ultra hazardous acts), and aiding and abetting, and seek unspecified special, general and punitive damages. On August 28, 2003, a separate group of plaintiffs, represented by the counsel for the plaintiffs in the Jernee matter, individually and on behalf of Stephanie Suzanne Sands, filed a civil action in the Nevada State trial court against the same defendants and alleging the same claims as in the Jernee case with respect to Stephanie Suzanne Sands. The Jernee case has been consolidated for pretrial purposes with the Sands case. In May 2006, the court granted defendants’ motions to dismiss as to the counts purporting to assert claims for fraud, but denied defendants’ motions to dismiss as to the remaining counts, as well as defendants’ motions to strike portions of the complaint. Defendant Kennametal, Inc. has filed a third-party complaint naming the United States and the United States Navy (the “United States”) as additional defendants. In response, the United States removed the case to the United States District Court for the District of Nevada and filed a motion to dismiss the third-party complaint. Plaintiff has also filed a motion to dismiss the United States and/or to remand the case back to state court. By order dated September 27, 2007, the United States District Court granted the motion to dismiss the United States from the case and remanded the Jernee and Sands cases back to the Second Judicial District Court, State of Nevada, County of Washoe. The cases will now proceed in the State Court. Based on the information available to date, our own preliminary investigation, and the positive results of investigations conducted by State and Federal agencies, we believe that the remaining claims against us in these matters are without merit and intend to defend against them vigorously.

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

Walnut Creek, California Pipeline Rupture

On November 9, 2004, excavation equipment operated by Mountain Cascade, Inc., a third-party contractor on a water main installation project hired by East Bay Municipal Utility District, struck and ruptured an underground petroleum pipeline owned and operated by SFPP, L.P. in Walnut Creek, California. An explosion occurred immediately following the rupture that resulted in five fatalities and several injuries to employees or contractors of Mountain Cascade. The explosion and fire also caused property damage.

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

On September 21, 2007, KMGP Services Company, Inc., an affiliate of Knight, entered into a plea agreement and civil settlement with the District Attorney of Contra Costa County pertaining to this accident. Under the terms of the plea agreement, KMGP Services Company, Inc. agreed to plead no contest to six counts of violating the California Labor Code. While initially constituted as felonies under the California Labor Code, the plea agreement contemplates that following the successful completion of an independent audit of our right-of-way protection policies and practices (likely in approximately one year), we may move to reduce the felony counts to misdemeanors. Pursuant to the plea agreement and civil settlement, in October 2007, we paid approximately $15 million.

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

Additionally, following this accident, we reviewed and when appropriate, revised our pipeline policies and procedures to improve safety. We have undertaken a number of actions to reduce future third-party damage to our pipelines, including adding line riders and locators, retaining third-party expertise, instituting enhanced line location training and education of employees and contractors, and investing in additional state-of-the-art line locating equipment. We have also committed to various procedural requirements pertaining to construction near our pipelines.

Consent Agreement Regarding Cordelia, Oakland and Donner Summit California Releases

On May 21, 2007, we and SFPP entered into a Consent Agreement with various governmental agencies to resolve civil claims relating to the unintentional release of petroleum products during three pipeline incidents in northern California. The releases occurred (i) in the Suisun Marsh area near Cordelia in Solano County, in April 2004; (ii) in Oakland in February 2005; and (iii) near Donner Pass in April 2005. The agreement was reached with the United States Environmental Protection Agency, referred to in this Note as the EPA, Department of the Interior, Department of Justice and the National Oceanic and Atmospheric Administration, as well as the State of California Department of Fish and Game, Office of Spill Prevention and Response, and the Regional Water Quality Control Boards for the San Francisco and Lahontan regions. Under the Consent Agreement, we agreed to pay approximately $3.8 million in civil penalties, $1.3 million in natural resource damages and assessment costs and approximately $0.2 million in agency response and future remediation monitoring costs. All of the civil penalties have been reserved for as of September 30, 2007. In addition, we agreed to perform enhancements in our Pacific Operations relative to its spill prevention, response and reporting practices, the majority of which have already been implemented.

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

EPA Notice of Proposed Debarment

On August 21, 2007, SFPP received a Notice of Proposed Debarment issued by the United States Environmental Protection Agency, referred to in this report as the EPA. Pursuant to the Notice, the Suspension and Debarment Division of the EPA is proposing to debar SFPP from participation in future Federal contracts and assistance activities for a period of three years. The purported basis for the proposed debarment is SFPP’s April, 2005 agreement with the California Attorney General and the District Attorney of Solano County, California to settle misdemeanor charges of the unintentional, non-negligent discharge of diesel fuel, and the failure to provide timely notice of a threatened discharge to appropriate state agencies, in connection with the April 28, 2004 spill of diesel fuel into a marsh near Cordelia, California. SFPP believes that the proposed debarment is factually and legally unwarranted and intends to contest it. In addition, SFPP is currently engaged in discussions with the EPA to attempt to resolve this matter.

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

Henrico County, Virginia

On April 17, 2006, Plantation Pipe Line Company, which transports refined petroleum products across the southeastern United States and which is 51.17% owned and operated by us, experienced a pipeline release of turbine fuel from its 12-inch pipeline. The release occurred in a residential area and impacted adjacent homes, yards and common areas, as well as a nearby stream. The released product did not ignite and there were no deaths or injuries. Plantation estimates the amount of product released to be approximately 553 barrels. Immediately following the release, the pipeline was shut down and emergency remediation activities were initiated. Remediation and monitoring activities are ongoing under the supervision of the EPA, and the Virginia Department of Environmental Quality, referred to in this report as VDEQ. Following settlement negotiations and discussions with VDEQ, Plantation and VDEQ entered into a Special Order on Consent under which Plantation agreed to pay a civil penalty of approximately $0.7 million to VDEQ as well as reimburse VDEQ for less than $0.1 million in expenses and oversight costs to resolve the matter. Plantation satisfied $0.2 million of the civil penalty by completing a supplemental environmental project in the form of a $0.2 million donation to the Henrico County Fire Department for the purchase of hazardous material spill response equipment.

Dublin, California

In June 2006, our SFPP pipeline experienced a leak near Dublin, California, resulting in a release of product that affected a limited area along a recreation path. We have completed remediation activities and have petitioned the California Regional Water Quality Control Board for closure. The cause of the release was outside force damage.

Soda Springs, California

In August 2006, our SFPP pipeline experienced a failure near Soda Springs, California, resulting in a release of product that affected a limited area along Interstate Highway 80. Product impacts were primarily limited to soil in an area between the pipeline and Interstate Highway 80. Remediation and monitoring activities are ongoing under the supervision of the California Department of Fish & Game and Nevada County. The cause of the release was determined to be pinhole corrosion in an unpiggable 2-inch diameter bypass to the mainline valve. The bypass was installed to allow pipeline maintenance activity. The bypass piping was replaced at this location and all other similar designs on the pipeline segment were excavated, evaluated and replaced as necessary to avoid future risk of release. We are currently engaged in discussions with representatives of Nevada County regarding the potential payment of civil penalties and certain unreimbursed response costs which total less that $0.2 million.

Rockies Express Pipeline LLC Wyoming Construction Incident

On November 11, 2006, a bulldozer operated by an employee of Associated Pipeline Contractors, Inc, (a third-party contractor to Rockies Express Pipeline LLC, referred to in this Note as REX), struck an existing subsurface natural gas pipeline owned by Wyoming Interstate Company, a subsidiary of El Paso Pipeline Group. The pipeline was ruptured, resulting in an explosion and fire. The incident occurred in a rural area approximately nine miles southwest of Cheyenne, Wyoming. The incident resulted in one fatality (the operator of the bulldozer) and there were no other reported injuries. The cause of the incident is under investigation by the PHMSA. We are cooperating with this agency. Immediately following the incident, REX and El Paso Pipeline Group reached an agreement on a set of additional enhanced safety protocols designed to prevent the reoccurrence of such an incident.

In September 2007, the family of the deceased bulldozer operator filed a wrongful death action against us, Rockies Express Pipeline LLC and several other parties in the District Court of Harris County, Texas, 189 Judicial District, at case number 2007-57916. The plaintiffs seek unspecified compensatory and exemplary damages plus interest, attorney’s fees and costs of suit. We have asserted contractual claims for complete indemnification for any and all costs arising from this incident, including any costs related to this lawsuit, against third parties and their insurers. Defendants have filed answers denying liability along with a motion to compel mediation. The parties currently plan to mediate this matter in December 2007. We do not expect the cost of any settlement or eventual judgment, if any, to be material.

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

Although Plantation does not believe that penalties are warranted, it is engaging in settlement discussions with the EPA regarding a potential civil penalty for the November 2006 release as part of broader settlement negotiations with the EPA regarding this spill and two other historic releases from Plantation, including a February 2003 release near Hull, Georgia. The EPA’s most recent demand for all four releases is approximately $0.7 million, plus some additional work to be performed to prevent future releases. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

In addition, in April 2007, during pipeline maintenance activities near Charlotte, North Carolina, Plantation discovered the presence of historic soil contamination near the pipeline, and reported the presence of impacted soils to the NCDENR. Subsequently, Plantation contacted the owner of the property to request access to the property to investigate the potential contamination. The results of that investigation indicate that there is soil and groundwater contamination which appears to be from historic turbine fuel release. The groundwater contamination is underneath at least two lots on which there is current construction of single family homes as part of a new residential development. Further investigation and remediation are being conducted under the oversight of the NCDENR. Plantation is working with the owner of the property and the builder of the residential subdivision to address any potential claims that they may bring.

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

As of September 30, 2007, and December 31, 2006, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $137.1 million and $112.0 million, respectively. The reserve is primarily related to various claims from lawsuits arising from SFPP, L.P.’s pipeline transportation rates, discussed above, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

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

The City of Los Angeles v. Kinder Morgan Energy Partners, L.P.; Kinder Morgan Liquids Terminals LLC; Kinder Morgan Tank Storage Terminals LLC; Continental Oil Company; Chevron Corporation, California Superior Court, County of Los Angeles, Case No. NCO41463.

We and some of our subsidiaries are defendants in a lawsuit filed in 2005 alleging claims for environmental cleanup costs and rent at the former Los Angeles Marine Terminal in the Port of Los Angeles. Plaintiff alleges that terminal cleanup costs could approach $18 million; however, Kinder Morgan believes that the clean up costs should be substantially less and that cleanup costs must be apportioned among all the parties to the litigation. Plaintiff also alleges that it is owed approximately $2.8 million in past rent and an unspecified amount for future rent. The judge bifurcated that rent issue from the causes of action related to the cleanup costs and a trial regarding the rent issue was set for October 2007.

Plaintiff and the Kinder Morgan defendants have since agreed to a settlement in principle under which we agreed to pay $3.2 million in satisfaction of all past and future rent obligations. The settlement is contingent upon court approval, and within the next thirty days we anticipate finalizing the settlement terms and then filing with the court for that approval. Accordingly, we recorded a reserve in the third quarter of 2007 of $3.2 million to reflect this liability.

Mission Valley Terminal Lawsuit

In August 2007, the City of San Diego, on its own behalf and purporting to act on behalf of the People of the State of California, filed a lawsuit against us and several affiliates seeking injunctive relief and unspecified damages allegedly resulting from hydrocarbon and MTBE impacted soils and groundwater beneath the city’s stadium property in San Diego arising from historic operations at the Mission Valley terminal facility. The case was filed in the Superior Court of California, San Diego County, case number 37-2007-00073033-CU-OR-CTL. On September 26, 2007, we removed the case to the United States District Court, Southern District of California, case number 07CV1883WCAB. On October 3, 2007, we filed a Motion to Dismiss all counts of the Complaint, which motion is currently pending. To the extent any claims survive the Motion to Dismiss, we intend to vigorously defend against the claims asserted in the complaint. This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board. We do not expect the cost of any settlement and remediation to be material.

Portland Harbor DOJ/EPA Investigation

We have been informed that the United States Department of Justice and the United States Environmental Protection Agency are continuing to investigate an alleged instance of improper disposal at sea of potash which allegedly occurred at the request of or with the knowledge of employees or third parties at a bulk terminal facility in Portland, Oregon which we operate. We are fully cooperating with the investigation.

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

In addition, we are involved with and have been identified as a potentially responsible party in several federal and state superfund sites. Environmental reserves have been established for those sites where our contribution is probable and reasonably estimable. In addition, we are from time to time involved in civil proceedings relating to damages alleged to have occurred as a result of accidental leaks or spills of refined petroleum products, natural gas liquids, natural gas and carbon dioxide. See “—Pipeline Integrity and Releases” above for additional information with respect to ruptures and leaks from our pipelines.

Although no assurance can be given, we believe that the ultimate resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact. As of September 30, 2007, we have accrued an environmental reserve of $77.9 million, and we believe the establishment of this environmental reserve is adequate such that the resolution of pending environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operations. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes; (ii) groundwater and land use near our sites; and (iii) changes in cleanup technology.

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

In our CO2 business segment, we are required to plug and abandon oil and gas wells that have been removed from service and to remove our surface wellhead equipment and compressors. As of September 30, 2007 and December 31, 2006, we have recognized asset retirement obligations in the aggregate amount of $48.8 million and $47.2 million, respectively, relating to these requirements at existing sites within our CO2 business segment.

In our Natural Gas Pipelines business segment, if we were to cease providing utility services, we would be required to remove certain surface facilities and equipment from land belonging to our customers and others. We believe we can reasonably estimate both the time and costs associated with the retirement of these facilities and as of both September 30, 2007 and December 31, 2006, we have recognized asset retirement obligations in the aggregate amount of $3.1 million relating to the businesses within our Natural Gas Pipelines business segment.

We have included $1.4 million of our total asset retirement obligations as of September 30, 2007 with “Accrued other current liabilities” in our accompanying consolidated balance sheet. The remaining $50.5 million obligation is reported separately as a non-current liability. A reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations for each of the nine months ended September 30, 2007 and 2006 is as follows (in millions):

	Nine Months Ended September 30,
	2007	2006
Balance at beginning of period	$50.3	$43.2
Liabilities incurred	0.2	5.0
Liabilities settled	(0.6)	(1.8)
Accretion expense	2.0	1.9
Balance at end of period	$51.9	$48.3

We have various other obligations throughout our businesses to remove facilities and equipment on rights-of- way and other leased facilities. We currently cannot reasonably estimate the fair value of these obligations because the associated assets have indeterminate lives. These assets include pipelines, certain processing plants and distribution facilities, and certain bulk and liquids terminal facilities. An asset retirement obligation, if any, will be recognized once sufficient information is available to reasonably estimate the fair value of the obligation.

5.	Distributions

On August 14, 2007, we paid a cash distribution of $0.85 per unit to our common unitholders and our Class B unitholders for the quarterly period ended June 30, 2007. KMR, our sole i-unitholder, received 1,143,661 additional i units based on the $0.85 cash distribution per common unit. The distributions were declared on July 18, 2007, payable to unitholders of record as of July 31, 2007.

On October 17, 2007, we declared a cash distribution of $0.88 per unit for the quarterly period ended September 30, 2007. The distribution will be paid on November 14, 2007, to unitholders of record as of October 31, 2007. Our common unitholders and Class B unitholders will receive cash. KMR will receive a distribution of 1,258,778 additional i units based on the $0.88 distribution per common unit. For each outstanding i-unit that KMR holds, a fraction of an i-unit (0.017686) will be issued. This fraction was determined by dividing:

•	$0.88, the cash amount distributed per common unit

by

•

$49.757, the average of KMR’s shares’ closing market prices from October 15-26, 2007, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

6.	Intangibles

Goodwill

For our investments in affiliated entities that are included in our consolidation, the excess cost over underlying fair value of net assets is referred to as goodwill and reported separately as “Goodwill” in our accompanying consolidated balance sheets. The carrying amount of our goodwill as of September 30, 2007 is summarized as follows (in millions):

	Products	Natural Gas		Trans
	Pipelines	Pipelines	CO2	Mountain	Terminals	Total
Gross carrying amount	$268.2	$288.4	$48.1	$249.0	$236.4	$1,090.1
Accumulated amortization(a)	(5.0)	—	(2.0)	—	(7.1)	(14.1)
Net carrying amount	$263.2	$288.4	$46.1	$249.0	$229.3	$1,076.0

__________

(a)	Accumulated amortization amounts apply to periods prior to our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

Goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires us to assign goodwill to an appropriate reporting unit and to determine if the implied fair value of the reporting unit’s goodwill is less than its carrying amount. On April 18, 2007, we announced that we would acquire the Trans Mountain pipeline system from Knight (formerly KMI), and this transaction was completed April 30, 2007 (see Note 2). Following the provisions of generally accepted accounting principles, the consideration of this transaction caused Knight to consider the fair value of the Trans Mountain pipeline system, and to determine whether goodwill related to these assets was impaired. Based on supporting third-party information obtained regarding the fair values of the Trans Mountain pipeline system assets, Knight recorded a goodwill impairment charge of $377.1 million in the first quarter of 2007, and because we have included all of the historical results of Trans Mountain as though the net assets had been transferred to us on January 1, 2006, this impairment expense is now reflected in our consolidated results of operations.

Changes in the carrying amount of our goodwill for the nine months ended September 30, 2007 are summarized as follows (in millions):

	Products	Natural Gas		Trans
	Pipelines	Pipelines	CO2	Mountain	Terminals	Total
Balance as of December 31, 2006	$263.2	$288.4	$46.1	$592.0	$231.3	$1,421.0
Acquisitions and purchase price adjs.	—	—	—	—	(2.0)	(2.0)
Disposals.	—	—	—	—	—	—
Impairments	—	—	—	(377.1)	—	(377.1)
Currency translation adjustments	—	—	—	34.1	—	34.1
Balance as of September 30, 2007	$263.2	$288.4	$46.1	$249.0	$229.3	$1,076.0

In addition, according to the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” we identify any premium or excess cost we pay over our proportionate share of the underlying fair value of net assets acquired and accounted for as investments under the equity method of accounting. This premium or excess cost is referred to as equity method goodwill and is not subject to amortization but rather to periodic impairment testing. As of both September 30, 2007 and December 31, 2006, we have reported $138.2 million in equity method goodwill within the caption “Investments” in our accompanying consolidated balance sheets.

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

	September 30,	December 31,
	2007	2006
Customer relationships, contracts and agreements
Gross carrying amount	$264.1	$224.4
Accumulated amortization	(33.2)	(23.1)
Net carrying amount	230.9	201.3

Technology-based assets, lease value and other
Gross carrying amount	13.3	13.3
Accumulated amortization	(1.7)	(1.4)
Net carrying amount	11.6	11.9

Total Other intangibles, net	$242.5	$213.2

The increase in the carrying amount of customer relationships, contracts and agreements since December 31, 2006 was primarily due to our acquisition of intangible customer relationships included in our purchase of certain assets from Marine Terminals, Inc. on September 1, 2007. For more information on this acquisition, see Note 2 “Acquisitions and Joint Ventures—Marine Terminals, Inc., Assets.”

As of September 30, 2007, we have preliminarily allocated $60.6 million of our combined purchase price to “Property, Plant and Equipment, net,” $39.8 million to “Other Intangibles, net,” and the remaining $1.0 million to other current and long-term assets, subject to the receipt of independent valuation reports. The $39.8 million of intangibles represents the estimated fair value of intangible customer relationships, which encompass both the contractual life of customer contracts plus any future customer relationship value beyond the contract life. As of the acquisition date, we estimated the expected useful life of these intangibles to be 20 years. The acquisition both expanded and complemented our existing ferro alloy terminal operations and will provide Nucor and other customers further access to our growing national network of marine and rail terminals. All of the acquired assets are included in our Terminals business segment.

Amortization expense on our intangibles consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Customer relationships, contracts and agreements	$3.5	$3.4	$10.1	$10.1
Technology-based assets, lease value and other	0.1	—	0.3	0.1
Total amortization	$3.6	$3.4	$10.4	$10.2

As of September 30, 2007, the weighted average amortization period for our intangible assets was approximately 18.5 years. Our estimated amortization expense for these assets for each of the next five fiscal years is approximately $15.5 million, $14.7 million, $14.2 million, $14.1 million and $14.1 million, respectively.

7.	Debt

Our outstanding short-term debt as of September 30, 2007 was $597.0 million. The balance consisted of (i) $576.4 million of commercial paper borrowings; (ii) a $9.5 million portion of a 5.40% long-term note payable (described below in “—Kinder Morgan Operating L.P. “A” Debt”); (iii) a $6.1 million portion of 5.23% senior notes (our subsidiary, Kinder Morgan Texas Pipeline, L.P., is the obligor on the notes); and (iv) a $5.0 million portion of 7.84% senior notes (our subsidiary, Central Florida Pipe Line LLC, is the obligor on the notes). The weighted average interest rate on all of our borrowings was approximately 6.47% during the third quarter of 2007 and approximately 6.30% during the third quarter of 2006.

Credit Facility

Our $1.85 billion five-year unsecured bank credit facility matures August 18, 2010 and can be amended to allow for borrowings up to $2.1 billion. Borrowings under our credit facility can be used for partnership purposes and as a backup for our commercial paper program. There were no borrowings under the credit facility as of September 30, 2007 or as of December 31, 2006.

Our five-year credit facility is with a syndicate of financial institutions and Wachovia Bank, National Association is the administrative agent. As of September 30, 2007, the amount available for borrowing under our credit facility was reduced by an aggregate amount of $1,030.5 million, consisting of (i) our outstanding commercial paper borrowings ($576.4 million as of September 30, 2007); (ii) a combined $208 million in three letters of credit that support our hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil; (iii) a $100 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of our Pacific operations’ pipelines in the State of California; (iv) a combined $48 million in two letters of credit that support tax-exempt bonds; (v) a combined $39.7 million in two letters of credit that support the construction of our Kinder Morgan Louisiana Pipeline (a natural gas pipeline); (vi) a $37.5 million letter of credit that supports our indemnification obligations on the Series D note borrowings of Cortez Capital Corporation; and (vii) a combined $20.9 million in other letters of credit supporting other obligations of us and our subsidiaries.

Commercial Paper Program

Our commercial paper program provides for the issuance of up to $1.85 billion of commercial paper. Our $1.85 billion unsecured five-year bank credit facility supports our commercial paper program, and borrowings under our commercial paper program reduce the borrowings allowed under our credit facility. As of September 30, 2007, we had $576.4 million of commercial paper outstanding with an average interest rate of approximately 5.75%. As of December 31, 2006, we had $1,098.2 million of commercial paper outstanding with an average interest rate of approximately 5.42%. The borrowings under our commercial paper program were used principally to finance the acquisitions and capital expansions we made during 2007 and 2006.

Senior Notes

During the first nine months of 2007, we completed three separate public offerings of senior notes, and on August 15, 2007, we repaid $250 million of 5.35% senior notes that matured on that date. With regard to the three offerings, we received proceeds, net of underwriting discounts and commissions, as follows:

•

$992.8 million from a January 30, 2007 public offering of a total of $1.0 billion in principal amount of senior notes, consisting of $600 million of 6.00% notes due February 1, 2017, and $400 million of 6.50% notes due February 1, 2037;

•	$543.9 million from a June 21, 2007 public offering of $550 million in principal amount of 6.95% senior notes due January 15, 2038; and
•	$497.8 million from an August 28, 2007 public offering of $500 million in principal amount of 5.85% senior notes due September 15, 2012.

We used the proceeds from each of these offerings to reduce the borrowings under our commercial paper program.

Interest Rate Swaps

Information on our interest rate swaps is contained in Note 10.

Kinder Morgan Operating L.P. “A” Debt

Effective January 1, 2007, we acquired the remaining approximate 50.2% interest in the Cochin pipeline system that we did not already own (see Note 2). As part of our purchase price, two of our subsidiaries issued a long-term note payable to the seller having a fair value of $42.3 million. We valued the debt equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%. The principal amount of the note, along with interest, is due in five annual installments of $10.0 million beginning March 31, 2008. The final payment is due March 31, 2012. Our subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note, and as of September 30, 2007, the outstanding balance under the note was $43.9 million.

Contingent Debt

As prescribed by the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we disclose certain types of guarantees or indemnifications we have made. These disclosures cover certain types of guarantees included within debt agreements, even if the likelihood of requiring our performance under such guarantee is remote. The following is a description of our contingent debt agreements as of September 30, 2007.

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

As of September 30, 2007, the debt facilities of Cortez Capital Corporation consisted of (i) $64.3 million of Series D notes due May 15, 2013; (ii) a $125 million short-term commercial paper program; and (iii) a $125 million five-year committed revolving credit facility due December 22, 2009 (to support the above-mentioned $125 million commercial paper program). As of September 30, 2007, Cortez Capital Corporation had $86.5 million of commercial paper outstanding with an average interest rate of approximately 5.64%, the average interest rate on the Series D notes was 7.14%, and there were no borrowings under the credit facility.

With respect to Cortez’s Series D notes, Shell Oil Company shares our several guaranty obligations jointly and severally; however, we are obligated to indemnify Shell for liabilities it incurs in connection with such guaranty and JP Morgan Chase issued a letter of credit on our behalf in December 2006 in the amount of $37.5 million to secure our indemnification obligations to Shell for 50% of the $75 million in principal amount of Series D notes outstanding as of December 31, 2006.

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

The bond indenture is for 30 years and allows the bonds to remain outstanding until December 1, 2020. Principal payments on the bonds are made on the first of December each year and corresponding reductions are made to the letter of credit. As of September 30, 2007, this letter of credit had an outstanding balance under our credit facility of $23.8 million.

Rockies Express Pipeline LLC Debt

Pursuant to certain guaranty agreements, all three member owners of West2East Pipeline LLC (which owns all of the member interests in Rockies Express Pipeline LLC) have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in West2East Pipeline LLC, borrowings under Rockies Express’ (i) $2.0 billion five-year, unsecured revolving credit facility, due April 28, 2011; (ii) $2.0 billion commercial paper program; and (iii) $600 million in principal amount of floating rate senior notes due August 20, 2009. The three member owners and their respective ownership interests consist of the following: our subsidiary Kinder Morgan W2E Pipeline LLC – 51%, a subsidiary of Sempra Energy – 25%, and a subsidiary of ConocoPhillips – 24%.

Borrowings under the Rockies Express commercial paper program are primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay related expenses. The credit facility, which can be amended to allow for borrowings up to $2.5 billion, supports borrowings under the commercial paper program, and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility. On September 20, 2007, Rockies Express issued $600 million in principal amount of senior unsecured floating rate notes. The notes have a maturity date of August 20, 2009, and interest on these notes is paid and computed quarterly on an interest rate of three-month LIBOR plus a spread. Upon issuance of the notes, Rockies Express entered into two floating-to-fixed interest rate swap agreements having a combined notional principal amount of $600 million and a maturity date of August 20, 2009.

In addition to the $600 million in senior notes, as of September 30, 2007, Rockies Express Pipeline LLC had $1,380.2 million of commercial paper outstanding with an average interest rate of approximately 5.76%, and there were no borrowings under its five-year credit facility. Accordingly, as of September 30, 2007, our contingent share of Rockies Express’ debt was $1,009.9 million (51% of total borrowings).

For additional information regarding our debt facilities and our contingent debt agreements, see Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

8.	Partners’ Capital

Limited Partner Units

As of September 30, 2007 and December 31, 2006, our partners’ capital included the following limited partner units:

	September 30,	December 31,
	2007	2006
Common units	163,090,396	162,816,303
Class B units	5,313,400	5,313,400
i-units	71,173,704	62,301,676
Total limited partner units	239,577,500	230,431,379

The total limited partner units represent our limited partners’ interest and an effective 98% economic interest in us, exclusive of our general partner’s incentive distribution rights. Our general partner has an effective 2% interest in us, excluding its incentive distribution rights.

As of September 30, 2007, our total common units consisted of 148,734,661 units held by third parties, 12,631,735 units held by Knight and its consolidated affiliates (excluding our general partner), and 1,724,000 units held by our general partner. As of December 31, 2006, our total common units consisted of 148,460,568 units held by third parties, 12,631,735 units held by Knight and its consolidated affiliates (excluding our general partner) and 1,724,000 units held by our general partner.

On both September 30, 2007 and December 31, 2006, all of our 5,313,400 Class B units were held by a wholly-owned subsidiary of Knight. The Class B units are similar to our common units except that they are not eligible for trading on the New York Stock Exchange. All of our Class B units were issued to a wholly-owned subsidiary of Knight in December 2000.

On both September 30, 2007 and December 31, 2006, all of our i-units were held entirely by KMR. Our i-units are a separate class of limited partner interests in us and are not publicly traded. The number of i-units we distribute to KMR is based upon the amount of cash we distribute to the owners of our common units. When cash is paid to the holders of our common units, we issue additional i-units to KMR. The fraction of an i-unit paid per i-unit owned by KMR will have a value based on the cash payment on the common unit. Based on the preceding, KMR received a distribution of 1,143,661 i-units from us on August 14, 2007, based on the $0.85 per unit distributed to our common unitholders on that date.

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

Incentive distributions allocated to our general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. Our distribution of $0.85 per unit paid on August 14, 2007 for the second quarter of 2007 required an incentive distribution to our general partner of $147.6 million. Our distribution of $0.81 per unit paid on August 14, 2006 for the second quarter of 2006 required an incentive distribution to our general partner of $129.0 million. The increased incentive distribution to our general partner paid for the second quarter of 2007 over the distribution paid for the second quarter of 2006 reflects the increase in the amount distributed per unit as well as the issuance of additional units.

Our declared distribution for the third quarter of 2007 of $0.88 per unit will result in an incentive distribution to our general partner of $155.2 million. This compares to our distribution of $0.81 per unit and incentive distribution to our general partner of $133.0 million for the third quarter of 2006.

9.	Comprehensive Income

Comprehensive income is the change in our Partners’ Capital that results from periodic revenues, expenses, gains and losses, as well as any other recognized changes that occur for reasons other than investments by and distributions to our partners. The difference between our comprehensive income and our net income represents our other comprehensive income.

For the nine month periods ended September 30, 2007 and 2006, the components of our other comprehensive included (i) unrealized gains or losses on energy commodity derivative contracts utilized for hedging purposes (including our proportionate interest in derivative contracts of our equity investee Rockies Express

Pipeline LLC); (ii) foreign currency translation adjustments (including those adjustments resulting from the process of translating the financial statements of Trans Mountain since January 1, 2006); (iii) minimum pension liability adjustments and reclassifications of both pension and post-retirement benefit gains/losses and prior service credits to net income (these three amounts are reported in table below combined); and (iv) our proportionate share of the other comprehensive income related to (a) the post-retirement benefit and pension plans of our equity investee Plantation Pipe Line Company; and (b) the unrealized gains or losses on interest rate swap agreements of Rockies Express Pipeline LLC.

Our total comprehensive income was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Income:	$213.8	$229.5	$297.0	$736.8
Other comprehensive income (loss):
Change in fair value of derivative contracts utilized for hedging purposes	(111.6)	203.6	(338.5)	(281.3)
Reclassification of change in fair value of derivative contracts to net income	94.5	118.8	258.6	338.0
Equity in other comprehensive income of equity method investees related to post-retirement benefit and pension plans, and interest expense hedging	(0.4)	—	1.1	—
Minimum pension liability adjustments, reclassifications of post-retirement benefit actuarial gains and prior service credits to net income	(0.6)	—	(1.0)	(1.4)
Change in foreign currency translation adjustments	71.6	(7.3)	123.3	(5.5)
Total other comprehensive income	53.5	315.1	43.5	49.8

Comprehensive income	$267.3	$544.6	$340.5	$786.6

10.	Risk Management

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

Hedging effectiveness and ineffectiveness

Reflecting the portion of changes in the value of derivative contracts that were not effective in offsetting underlying changes in expected cash flows (the ineffective portion of hedges), we recognized a loss of $0.1 million and a gain of $0.8 million, respectively, during the three and nine month periods ended September 30, 2007; and we recognized a gain of $0.5 million and a loss of $1.3 million, respectively, during the three and nine month periods ended September 30, 2006. These recognized gains and losses resulting from hedge ineffectiveness are reported within the captions “Natural gas sales,” “Gas purchases and other costs of sales,” and “Product sales and other” in our accompanying consolidated statements of income, and for each of the first nine months of 2007 and 2006, we did not exclude any component of the derivative contracts’ gain or loss from the assessment of hedge effectiveness.

Furthermore, during the three and nine month periods ended September 30, 2007, we reclassified $94.5 million and $258.6 million, respectively, of “Accumulated other comprehensive loss” into earnings, including approximately $0.1 million in the first quarter of 2007 resulting from the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period or within an additional two-month period of time thereafter. The remaining $258.5 million reclassified into net income during the first nine months of 2007 resulted from the hedged forecasted transactions actually affecting earnings (for example, when the forecasted sales and purchases actually occurred).

During the three and nine month periods ended September 30, 2006, we reclassified $118.8 million and $338.0 million, respectively, of “Accumulated other comprehensive loss” into earnings, and with the exception of the $2.9 million loss resulting from the discontinuance of cash flow hedges related to the sale of our Douglas gathering assets (described in Note 2), no other reclassification of Accumulated other comprehensive loss into earnings during the first nine months of 2006 resulted from the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

Our consolidated “Accumulated other comprehensive loss” balance was $822.8 million as of September 30, 2007 and $866.1 million as of December 31, 2006. These consolidated totals included “Accumulated other comprehensive loss” amounts associated with the commodity price risk management activities of ourselves, and our 51% equity investee Rockies Express Pipeline LLC, of $918.7 million as of September 30, 2007 and $838.7 million as of December 31, 2006. Approximately $414.2 million of the total amount associated with our commodity price risk management activities as of September 30, 2007 is expected to be reclassified into earnings during the next twelve months.

Fair Value of Energy Commodity Derivative Contracts

The fair values of our energy commodity derivative contracts are included in our accompanying consolidated balance sheets within “Other current assets,” “Deferred charges and other assets,” “Accrued other current liabilities,” and “Other long-term liabilities and deferred credits.” The following table summarizes the fair values of our energy commodity derivative contracts associated with our commodity price risk management activities and included on our accompanying consolidated balance sheets as of September 30, 2007 and December 31, 2006 (in millions):

	September 30,	December 31,
	2007	2006
Derivatives-net asset/(liability)
Other current assets	$26.3	$91.9
Deferred charges and other assets	3.6	12.7
Accrued other current liabilities	(433.2)	(431.4)
Other long-term liabilities and deferred credits	$(512.8)	$(510.2)

As discussed in our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, we have counterparty credit risk as a result of our use of financial derivative contracts. In addition, in conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of September 30, 2007 and December 31, 2006, we had three outstanding letters of credit totaling $208.0 million and $243.0 million, respectively, in support of our hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil.

Additionally, as of September 30, 2007, we had cash margin deposits associated with our commodity contract positions and over-the-counter swap partners totaling $38.0 million, and we reported this amount as “Restricted deposits” in our accompanying consolidated balance sheet as of September 30, 2007. As of December 31, 2006, our counterparties associated with our commodity contract positions and over-the-counter swap agreements had margin deposits with us totaling $2.3 million, and we reported this amount within “Accrued other liabilities” in our accompanying consolidated balance sheet as of December 31, 2006.

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

As of December 31, 2006, we were a party to interest rate swap agreements with notional principal amounts of $2.1 billion. In the first six months of 2007, we both entered into additional fixed-to-floating interest rate swap agreements having a combined notional principal amount of $500 million and terminated an existing fixed-to-floating interest rate swap agreement having a notional principal amount of $100 million and a maturity date of March 15, 2032. We received $15.0 million from the early termination of this swap agreement, and this amount is being amortized over the remaining term of the original swap period.

On August 15, 2007, two separate fixed-to-floating interest rate swap agreements having a combined notional principal amount of $200 million matured, and as of September 30, 2007, we had a combined notional principal amount of $2.3 billion of fixed-to-floating interest rate swap agreements effectively converting the interest expense associated with certain series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread. The two swap agreements that matured on August 15, 2007 were associated with the $250 million of 5.35% senior notes that also matured on that date.

These swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of September 30, 2007, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through January 15, 2038.

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

Fair Value of Interest Rate Swap Agreements

The differences between the fair value and the original carrying value associated with our interest rate swap agreements, that is, the derivative contracts’ changes in fair value, are included within “Deferred charges and other assets” and “Other long-term liabilities and deferred credits” in our accompanying consolidated balance sheets. The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Value of interest rate swaps” on our accompanying consolidated balance sheets, which also includes any unamortized portion of proceeds received from the early termination of interest rate swap agreements. As of September 30, 2007, this unamortized premium totaled $14.4 million.

The following table summarizes the net fair value of our interest rate swap agreements associated with our interest rate risk management activities and included on our accompanying consolidated balance sheets as of September 30, 2007 and December 31, 2006 (in millions):

	September 30,	December 31,
	2007	2006
Derivatives-net asset/(liability)
Deferred charges and other assets	$55.2	$65.2
Other long-term liabilities and deferred credits	(24.4)	(22.6)
Net fair value of interest rate swaps	$30.8	$42.6

Furthermore, we are exposed to credit related losses in the event of nonperformance by counterparties to our interest rate swap agreements, and while we enter into derivative contracts primarily with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk. As of September 30, 2007, all of our interest rate swap agreements were with counterparties with investment grade credit ratings.

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

As discussed in Note 2, due to the announced sale of our North System, an approximate 1,600-mile interstate common carrier pipeline system whose operating results are included as part of our Products Pipelines business segment, we accounted for the North System business as a discontinued operation. Consistent with the management approach of identifying and reporting discrete financial information on operating segments, we have included the North System’s financial disclosures within our Products Pipelines business segment disclosures for all periods presented in this report and, as prescribed by SFAS No. 131, we have reconciled the total of our reportable segment’s financial results to our consolidated financial results by separately identifying, in the following pages where applicable, the North System amounts as discontinued operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Products Pipelines
Revenues from external customers	$217.0	$207.7	$642.4	$577.2
Intersegment revenues	—	—	—	—
Natural Gas Pipelines
Revenues from external customers	1,526.8	1,650.4	4,755.3	5,082.2
Intersegment revenues	—	—	—	—
CO2
Revenues from external customers(a)	210.6	192.3	601.7	552.8
Intersegment revenues	—	—	—	—
Terminals
Revenues from external customers	247.1	223.0	690.8	649.3
Intersegment revenues	0.1	0.1	0.5	0.5
Trans Mountain
Revenues from external customers	43.7	33.6	119.8	94.1
Intersegment revenues	—	—	—	—
Total segment revenues	2,245.3	2,307.1	6,810.5	6,956.1
Less: Total intersegment revenues	(0.1)	(0.1)	(0.5)	(0.5)
	2,245.2	2,307.0	6,810.0	6,955.6
Less: Discontinued operations	(14.4)	(10.2)	(41.1)	(29.4)
Total consolidated revenues	$2,230.8	$2,296.8	$6,768.9	$6,926.2

Operating expenses(b)
Products Pipelines(c)	$66.0	$94.6	$216.2	$234.2
Natural Gas Pipelines(d)	1,387.8	1,519.2	4,348.9	4,694.0
CO2	75.8	68.8	222.6	194.1
Terminals	133.0	122.1	365.9	354.8
Trans Mountain	19.3	14.2	47.2	38.7
Total segment operating expenses	1,681.9	1,818.9	5,200.8	5,515.8
Less: Total intersegment operating expenses	(0.1)	(0.1)	(0.5)	(0.5)
	1,681.8	1,818.8	5,200.3	5,515.3
Less: Discontinued operations	(4.1)	(6.0)	(14.8)	(15.8)
Total consolidated operating expenses	$1,677.7	$1,812.8	$5,185.5	$5,499.5

Other expense (income)
Products Pipelines	$(0.6)	$—	$(2.9)	$—
Natural Gas Pipelines(e)	(0.4)	—	(3.1)	(15.1)
CO2	—	—	—	—
Terminals(f)	(1.5)	—	(5.9)	—
Trans Mountain(g)	—	—	377.1	(0.9)
Total segment other expense (income)	(2.5)	—	365.2	(16.0)
Less: Discontinued operations	—	—	—	—
Total consolidated other expense (income)	$(2.5)	$—	$365.2	$(16.0)

Depreciation, depletion and amortization
Products Pipelines	$23.0	$20.8	$67.8	$61.5
Natural Gas Pipelines	16.3	15.9	48.5	47.9
CO2 (h)	73.1	50.8	213.2	132.1
Terminals	22.2	19.3	63.9	55.3
Trans Mountain	5.7	4.6	15.4	14.3
Total segment depreciation, depletion and amortization	140.3	111.4	408.8	311.1
Less: Discontinued operations	(2.3)	(2.3)	(7.0)	(6.6)
Total consol. depreciation, depletion and amortization	$138.0	$109.1	$401.8	$304.5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Earnings from equity investments
Products Pipelines(i)	$8.0	$0.5	$24.4	$11.1
Natural Gas Pipelines(j)	4.0	10.0	14.2	31.8
CO2	4.1	3.4	14.3	14.1
Terminals	0.3	0.1	0.3	0.2
Trans Mountain	—	—	—	—
Total segment earnings from equity investments	16.4	14.0	53.2	57.2
Less: Discontinued operations	(0.6)	(0.4)	(1.8)	(1.7)
Total consolidated equity earnings	$15.8	$13.6	$51.4	$55.5

Amortization of excess cost of equity investments
Products Pipelines	$0.9	$0.8	$2.5	$2.5
Natural Gas Pipelines	—	0.1	0.3	0.2
CO2	0.5	0.5	1.5	1.5
Terminals	—	—	—	—
Trans Mountain	—	—	—	—
Total segment amortization of excess cost of investments	1.4	1.4	4.3	4.2
Less: Discontinued operations	—	—	—	—
Total consol. amortization of excess cost of investments	$1.4	$1.4	$4.3	$4.2

Interest income
Products Pipelines	$1.1	$1.2	$3.3	$3.4
Natural Gas Pipelines	—	—	—	0.1
CO2	—	—	—	—
Terminals	—	—	—	—
Trans Mountain	—	—	—	—
Total segment interest income	1.1	1.2	3.3	3.5
Unallocated interest income	0.3	0.4	0.8	1.8
Total consolidated interest income	$1.4	$1.6	$4.1	$5.3

Other, net – income (expense)
Products Pipelines(k)	$1.8	$1.6	$4.9	$7.8
Natural Gas Pipelines	—	0.5	0.2	0.8
CO2	—	0.3	—	0.3
Terminals	0.3	1.0	0.3	2.3
Trans Mountain	2.9	0.6	4.0	2.0
Total segment other, net – income (expense)	5.0	4.0	9.4	13.2
Less: Discontinued operations	—	(0.1)	—	(0.1)
Total consolidated other, net – income
(expense)	$5.0	$3.9	$9.4	$13.1

Income tax benefit (expense)
Products Pipelines(l)	$(6.4)	$0.6	$(14.8)	$(3.3)
Natural Gas Pipelines	(1.4)	(1.0)	(2.6)	(0.9)
CO2	(0.9)	(0.1)	(1.1)	(0.2)
Terminals	(6.9)	(3.7)	(11.9)	(7.5)
Trans Mountain	(5.2)	(4.0)	(6.0)	(8.2)
Total consolidated income tax benefit (expense)	$(20.8)	$(8.2)	$(36.4)	$(20.1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Segment earnings before depreciation, depletion,
amortization and amortization of excess cost of
equity investments(m)
Products Pipelines	$156.1	$117.0	$446.9	$362.0
Natural Gas Pipelines	142.0	140.7	421.3	435.1
CO2	138.0	127.1	392.3	372.9
Terminals	109.4	98.4	320.0	290.0
Trans Mountain	22.1	16.0	(306.5)	50.1
Total segment earnings before DD&A	567.6	499.2	1,274.0	1,510.1
Total segment depreciation, depletion and amortization	(140.3)	(111.4)	(408.8)	(311.1)
Total segment amortization of excess cost of investments	(1.4)	(1.4)	(4.3)	(4.2)
Interest and corporate administrative expenses(n)	(212.1)	(156.9)	(563.9)	(458.0)
Total consolidated net income	$213.8	$229.5	$297.0	$736.8

Capital expenditures
Products Pipelines	$68.1	$30.7	$170.9	$151.9
Natural Gas Pipelines	63.7	18.7	162.8	228.3
CO2	111.7	75.3	273.4	208.4
Terminals	139.0	65.4	350.8	162.7
Trans Mountain	70.0	34.9	185.0	59.8
Total consolidated capital expenditures(o)	$452.5	$225.0	$1,142.9	$811.1

	September 30,	December 31,
	2007	2006
Assets
Products Pipelines	$4,155.6	$3,910.5
Natural Gas Pipelines	3,914.1	3,946.6
CO2	1,932.3	1,870.8
Terminals	2,898.4	2,397.5
Trans Mountain	1,296.4	1,314.0
Total segment assets	14,196.8	13,439.4
Corporate assets(p)	191.2	102.8
Total consolidated assets	$14,388.0	$13,542.2

_______

(a)	Nine month 2006 amount includes a reduction of $1.8 million from a loss on derivative contracts used to hedge forecasted crude oil sales.
(b)	Includes natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(c)	Nine month 2007 and 2006 amounts include expenses of $2.2 million and $13.5 million, respectively, associated with environmental liability adjustments.
(d)

Nine month 2006 amount includes expenses of $1.5 million associated with environmental liability adjustments, and a $6.3 million reduction in expense due to the release of a reserve related to a natural gas purchase/sales contract.

(e)	Nine month 2006 amount represents a $15.1 million gain from the combined sale of our Douglas natural gas gathering system and our Painter Unit fractionation facility.

(f)	Nine month 2007 amount includes income of $1.8 million from property casualty gains associated with the 2005 hurricane season.
(g)	Nine month 2007 amount represents a goodwill impairment expense.
(h)

Includes depreciation, depletion and amortization expense associated with (i) oil and gas producing and gas processing activities in the amount of $67.8 million for the third quarter of 2007, $45.8 million for the third quarter of 2006, $197.2 million for the first nine months of 2007 and $117.7 million for the first nine months of 2006; and (ii) sales and transportation services activities in the amount of $5.3 million for the third quarter of 2007, $5.0 million for the third quarter of 2006, $16.0 million for the first nine months of 2007 and $14.4 million for the first nine months of 2006.

(i)	Nine month 2006 amount includes a reduction in earnings of $4.9 million associated with our portion of expenses related to environmental liability adjustments on Plantation Pipe Line Company.
(j)	Nine month 2007 amount includes a reduction in earnings of $1.0 million, representing our portion of a loss from the early extinguishment of debt by Red Cedar Gathering Company.
(k)

Three and nine month 2007 amounts include increases in income of $0.9 million and $1.7 million, respectively, resulting from unrealized foreign currency gains on long-term debt transactions. Nine month 2006 amount includes a $5.7 million increase in income from the settlement of certain transmix processing contracts.

(l)

Nine month 2006 amount includes a $1.9 million decrease in expense associated with the tax effect on expenses from environmental liability adjustments made by Plantation Pipe Line Company and described in footnote (g).

(m)	Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, income taxes, and other expense (income).
(n)	Includes unallocated interest income, interest and debt expense, general and administrative expenses and minority interest expense.
(o)

Includes sustaining capital expenditures in the amount of $31.8 million for the third quarter of 2007, $15.5 million for the third quarter of 2006, $95.0 million for the first nine months of 2007 and $76.2 million for the first nine months of 2006. The above amounts do not include sustaining capital expenditures for Trans Mountain for any periods prior to our acquisition date of April 30, 2007. Sustaining capital expenditures are defined as capital expenditures which do not increase the capacity of an asset.

(p)	Includes cash, cash equivalents, margin and restricted deposits, certain unallocable deferred charges, and risk management assets related to the fair value of interest rate swaps.

We do not attribute interest and debt expense to any of our reportable business segments. For the three months ended September 30, 2007 and 2006, we reported total consolidated interest expense of $103.8 million and $91.7 million, respectively. For the nine months ended September 30, 2007 and 2006, we reported total consolidated interest expense of $294.4 million and $256.6 million, respectively.

Following is geographic information regarding the revenues and long-lived assets of our business segments.(in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues from external customers
United States	$2,163.5	$2,261.2	$6,605.4	$6,825.6
Canada	62.4	30.7	149.2	86.1
Mexico and other(a)	4.9	4.9	14.3	14.5
Total consolidated revenues from external
customers	$2,230.8	$2,296.8	$6,768.9	$6,926.2

	September 30,	December 31,
	2007	2006
Long-lived assets(a)
United States	$10,566.5	$9,964.3
Canada	1,266.1	719.2
Mexico and other(b)	90.0	91.3
Total consolidated long-lived assets	$11,922.6	$10,774.8

_______

(a)	Includes operations in Mexico and the Netherlands
(b)	Long-lived assets exclude goodwill and other intangibles, net.
12.	Pensions and Other Post-retirement Benefits

Due to our acquisition of Trans Mountain (see Notes 1 and 2), we are a sponsor of pension plans for eligible Trans Mountain employees. The plans include registered defined benefit pension plans, supplemental unfunded arrangements, which provide pension benefits in excess of statutory limits, and defined contributory plans. We also provide post-retirement benefits other than pensions for retired employees. Our combined net periodic benefit costs for these Trans Mountain pension and post-retirement benefit plans for each of the first nine months of 2007 and 2006 was approximately $3.2 million, recognized ratably over the period. As of December 31, 2006, we estimate our overall net periodic pension and post-retirement benefit costs for these plans for the year 2007 will be approximately $4.3 million, although this estimate could change if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities. We expect to contribute approximately $4.9 million to these benefit plans in 2007.

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

Our net periodic benefit costs for the SFPP post-retirement benefit plan for each of the first nine months of 2007 and 2006 were credits of $0.2 million, respectively, recognized ratably over the periods. The credits in both periods resulted in increases to income, largely due to amortizations of an actuarial gain and a negative prior service cost. As of September 30, 2007, we estimate our overall net periodic post-retirement benefit cost for the year 2007 will be a credit of approximately $0.3 million, although this estimate could change if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities.

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

Plantation Pipe Line Company Note Receivable

We have a seven-year note receivable bearing interest at the rate of 4.72% per annum from Plantation Pipe Line Company, our 51.17%-owned equity investee. The outstanding note receivable balance was $93.1 million and $90.9 million as of December 31, 2006 and September 30, 2007, respectively. Of these amounts, $3.4 million and $2.3 million were included within “Accounts, notes and interest receivable, net—Related parties” as of December 31, 2006 and September 30, 2007, respectively, and the remainder was included within “Notes receivable—Related parties” at each reporting date.

Knight (formerly Kinder Morgan, Inc.) Asset Contributions

In conjunction with our acquisition of (i) certain Natural Gas Pipelines assets and partnership interests from Knight in December 1999 and December 2000; and (ii) all of the partnership interest in TransColorado Gas Transmission Company from two wholly-owned subsidiaries of Knight on November 1, 2004, Knight agreed to indemnify us and Kinder Morgan G.P., Inc. with respect to approximately $733.5 million of our debt. Knight would be obligated to perform under this indemnity only if we are unable and/or our assets were insufficient to satisfy our obligations.

Knight Notes Receivable

As of September 30, 2007, an affiliate of Knight owed to us a long-term note with a principal amount of $1.6 million, and we included this balance within “Notes receivable—Related parties” on our consolidated balance sheet as of that date. This note currently has no fixed terms of repayment and is denominated in Canadian dollars. As of December 31, 2006, we had an additional note receivable denominated in Canadian dollars from a second affiliate of Knight, and combined, the two notes had a translated principal amount of $6.5 million. The above amounts represent the translated amounts included in our consolidated financial statements in U.S. dollars.

Additionally, prior to our acquisition of Trans Mountain on April 30, 2007, Knight and certain of its affiliates advanced cash to Trans Mountain. The advances were primarily used by Trans Mountain for capital expansion projects. Knight and its affiliates also funded Trans Mountain’s cash book overdrafts (outstanding checks) as of April 30, 2007. Combined, the funding for these items totaled $67.5 million, and we reported this amount as a separate cash inflow within the financing section of our accompanying consolidated statement of cash flows.

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

We and/or our affiliates enter into transactions with certain AIG affiliates in the ordinary course of their conducting insurance and insurance-related activities, although no individual transaction is, and all such transactions collectively are not, material to our consolidated financial statements.

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

The following table summarizes the fair values of these energy commodity derivative contracts associated with our commodity price risk management activities with related parties and included on our accompanying consolidated balance sheets as of September 30, 2007 (in millions):

Derivatives-net asset/(liability)
Deferred charges and other assets	$0.5
Accrued other current liabilities	(129.2)
Other long-term liabilities and deferred credits	$(169.6)

14.	Regulatory Matters

The following updates the disclosure in Note 17 to our audited financial statements that were filed with our Annual Report on Form 10-K for the year ended December 31, 2006 with respect to developments that occurred during the nine months ended September 30, 2007.

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

On September 20, 2007, FERC issued for public comment in Docket No. RM07-9 a proposed rule which would revise its financial forms to require that additional information be reported by natural gas companies. The proposed rule would require, among other things, that natural gas companies: (1) submit additional revenue information, including revenue from shipper-supplied gas; (2) identify the costs associated with affiliate transactions; and (3) provide additional information on incremental facilities and on discounted and negotiated rates. The FERC Chairman stated that the changes will provide more detail so that the FERC and the public can assess whether pipeline rates are just and reasonable and assure public access to sufficient information for a Section 5 rate complaint. FERC proposes an effective date of January 1, 2008, which means that forms reflecting the new requirements for 2008 would be filed in early 2009. Comments on the proposed rule are due on November 13, 2007.

Notice of Inquiry - Fuel Retention Practices

On September 20, 2007, the FERC issued a Notice of Inquiry seeking comment on whether it should change its current policy and prescribe a uniform method for all interstate gas pipelines to use in recovering fuel gas and gas lost and unaccounted for. The Notice of Inquiry included numerous questions regarding fuel recovery issues and the effects of fixed fuel percentages as compared with tracking provisions. Comments on the Notice of Inquiry are due November 30, 2007.

Notice of Proposed Rulemaking - Natural Gas Price Transparency

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

Natural Gas Pipeline Expansion Filings

Rockies Express Pipeline-Currently Certificated Facilities

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

Rockies Express Pipeline-West Project

On April 19, 2007, the FERC issued a final order approving the Rockies Express application for authorization to construct and operate certain facilities comprising its proposed “Rockies Express-West Project.” This project is the first planned segment extension of the Rockies Express’ currently certificated facilities, and it will be comprised of approximately 713 miles of 42-inch diameter pipeline extending from the Cheyenne Hub to an interconnection with Panhandle Eastern Pipe Line located in Audrain County, Missouri. The segment extension proposes to transport approximately 1.5 billion cubic feet per day of natural gas across the following five states: Wyoming, Colorado, Nebraska, Kansas and Missouri. The project will also include certain improvements to existing Rockies Express facilities located to the west of the Cheyenne Hub. Construction commenced on May 21, 2007, and the project is expected to be completed by January 1, 2008.

Rockies Express Pipeline-East Project

On April 30, 2007, Rockies Express filed an application with the FERC requesting a certificate of public convenience and necessity that would authorize construction and operation of the Rockies Express-East Project. The Rockies Express-East Project will be comprised of approximately 639 miles of 42-inch diameter pipeline commencing from the terminus of the Rockies Express-West pipeline to a terminus near the town of Clarington in Monroe County, Ohio and will be capable of transporting approximately 1.8 billion cubic feet per day of natural gas. On September 7, 2007, the FERC issued a Notice of Schedule for Environmental Review for the Rockies Express-East Project. Rockies Express has requested that the FERC issue an updated scheduling order. Without a modification of the schedule, Rockies Express has concerns about its ability to complete its project by June 2009. Rockies Express is working closely with the FERC staff and other cooperating agencies to develop a revised schedule more consistent with Rockies Express’s filing of September 25, 2007. That schedule was developed in consultation with the FERC staff at a public meeting convened on September 21, 2007. While there can be no assurance that the FERC will approve the revised schedule, subject to that approval, the Rockies Express-East Project is expected to begin partial service on December 31, 2008, and to be in full service in June 2009.

TransColorado Pipeline

On April 19, 2007, the FERC issued an order approving TransColorado Gas Transmission Company’s application for authorization to construct and operate certain facilities comprising its proposed “Blanco-Meeker Expansion Project.” Upon implementation, this project will facilitate the transportation of up to approximately 250 million cubic feet per day of natural gas from the Blanco Hub area in San Juan County, New Mexico through TransColorado’s existing interstate pipeline for delivery to the Rockies Express Pipeline at an existing point of interconnection located in the Meeker Hub in Rio Blanco County, Colorado. Construction commenced on May 9, 2007, and the project is expected to be completed by January 1, 2008.

Kinder Morgan Louisiana Pipeline

On September 8, 2006, in FERC Docket No. CP06-449-000, we filed an application with the FERC requesting approval to construct and operate our Kinder Morgan Louisiana Pipeline. The natural gas pipeline will extend approximately 135 miles from Cheniere’s Sabine Pass liquefied natural gas terminal in Cameron Parish, Louisiana, to various delivery points in Louisiana and will provide interconnects with many other natural gas pipelines, including Knight’s Natural Gas Pipeline Company of America. The project is supported by fully subscribed capacity and long-term customer commitments with Chevron and Total. The entire approximately $517 million project is expected to be in service by January 1, 2009.

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

Midcontinent Express Pipeline

On October 9, 2007, in Docket No. CP08-6-000, Midcontinent Express Pipeline LLC filed an application with the FERC requesting a certificate of public convenience and necessity that would authorize construction and operation of the approximate 500-mile Midcontinent Express Pipeline natural gas transmission system. Subject to the receipt of regulatory approvals, construction of the pipeline is expected to commence in August 2008 and be in service during the first quarter of 2009.

The Midcontinent Express Pipeline will create long-haul, firm transportation takeaway capacity either directly or indirectly connected to natural gas producing regions located in Texas, Oklahoma and Arkansas. The pipeline will originate in southeastern Oklahoma and traverse east through Texas, Louisiana, Mississippi, and Alabama, providing capability to transport natural gas supplies to major pipeline interconnects along the route up to its terminus at Transco’s Station 85. The Midcontinent Express Pipeline will have an initial capacity of up to 1.5 billion cubic feet and a total capital cost of approximately $1.3 billion. The pipeline is a 50/50 joint venture between ourselves and Energy Transfer Partners, L.P.

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

The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report); and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006, and in our Current Report on Form 8-K filed August 22, 2007.

In addition, as discussed in Note 2 to our consolidated financial statements included elsewhere in this report, our consolidated financial statements:

•

have been restated to reflect the April 30, 2007 transfer of Trans Mountain as if such transfer had taken place on January 1, 2006, the date when both Trans Mountain and we met the accounting requirements for entities under common control. As a result, the financial information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has also been restated and represents the combination of our previously reported results with those of Trans Mountain for all periods subsequent to January 1, 2006; and

•

contain the reclassifications necessary to reflect the results of our North System as discontinued operations; however, due to the fact that the sale of our North System will not change the structure of our internal organization in a manner that causes a change to our reportable business segments pursuant to the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have included the North System’s financial disclosures within our Products Pipelines business segment disclosures for all periods presented in this report.

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

Further information about us and information regarding our accounting policies and estimates that we consider to be “critical” can be found in our Annual Report on Form 10-K for the year ended December 31, 2006, and in our Current Report on Form 8-K filed August 22, 2007. There have not been any significant changes in these policies and estimates during the nine months ended September 30, 2007.

Results of Operations

Consolidated

	Three Months Ended
	September 30,		Earnings
	2007	2006	Increase/(decrease)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)	(In millions, except percentages)
Products Pipelines(b)	$156.1	$117.0	$39.1	33%
Natural Gas Pipelines	142.0	140.7	1.3	1%
CO2	138.0	127.1	10.9	9%
Terminals	109.4	98.4	11.0	11%
Trans Mountain(c)	22.1	16.0	6.1	38%

Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	567.6	499.2	68.4	14%

Depreciation, depletion and amortization expense(d)	(140.3)	(111.4)	(28.9)	(26)%
Amortization of excess cost of equity investments	(1.4)	(1.4)	—	—
Interest and corporate administrative expenses(e)	(212.1)	(156.9)	(55.2)	(35)%
Net income	$213.8	$229.5	$(15.7)	(7)%

__________

	Nine Months Ended
	September 30,		Earnings
	2007	2006	Increase/(decrease)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	(In millions, except percentages)
Products Pipelines(f)	$446.9	$362.0	$84.9	23%
Natural Gas Pipelines(g)	421.3	435.1	(13.8)	(3)%
CO2 (h)	392.3	372.9	19.4	5%
Terminals(i)	320.0	290.0	30.0	10%
Trans Mountain(j)	(306.5)	50.1	(356.6)	(712)%
Segment earnings before depreciation, depletion and amortization
expense and amortization of excess cost of equity investments	1,274.0	1,510.1	(236.1)	16%

Depreciation, depletion and amortization expense(k)	(408.8)	(311.1)	(97.7)	(31)%
Amortization of excess cost of equity investments	(4.3)	(4.2)	(0.1)	(2)%
Interest and corporate administrative expenses(l)	(563.9)	(458.0)	(105.9)	(23)%
Net income	$297.0	$736.8	$(439.8)	(60)%

__________

(a)

Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, income taxes, and other expense (income). Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses, and taxes, other than income taxes.

(b)	2007 amount includes a $0.9 million increase in income resulting from unrealized foreign currency gains on long-term debt transactions.
(c)	2006 amount represents earnings for a period prior to our acquisition date of April 30, 2007.

(d)	2006 amount includes Trans Mountain expenses of $4.6 million for a period prior to our acquisition date of April 30, 2007.
(e)

Includes unallocated interest income, interest and debt expense, general and administrative expenses (including unallocated litigation and environmental expenses) and minority interest expense. 2007 amount includes the following, all net of minority interest: (i) a $28.0 million increase in expense from the amounts previously reported in our 2007 third quarter earnings press release issued on October 17, 2007, due to developments after that date in certain litigation matters which necessitated a reserve; (ii) a $14.8 million expense for a litigation settlement reached with Contra Costa County, California; (iii) a $1.5 million increase in non-cash expense, allocated to us from Knight Inc., associated with closing the previously announced management buyout proposal for all of the outstanding shares of KMI (now Knight Inc.); (iv) a $0.8 million increase in expense related to the cancellation of certain commercial insurance policies; (v) a $0.5 million increase in interest expense related to our Cochin Pipeline acquisition; and (vi) a $0.4 million increase in expense for certain Trans Mountain acquisition costs. 2006 amount includes a combined $5.7 million expense related to Trans Mountain interest and general and administrative expenses, net of minority interest, for a period prior to our acquisition date of April 30, 2007

(f)

2007 amount includes a $2.2 million increase in expense associated with environmental liability adjustments, and a $1.7 million increase in income resulting from unrealized foreign currency gains on long-term debt transactions. 2006 amount includes a $16.5 million increase in expense associated with environmental liability adjustments, and a $5.7 million increase in income resulting from certain transmix contract settlements.

(g)

2007 amount includes an expense of $1.0 million, reflecting our portion of a loss from the early extinguishment of debt by Red Cedar Gathering Company. 2006 amount includes a $1.5 million increase in expense associated with environmental liability adjustments, a $15.1 million gain from the combined sale of our Douglas natural gas gathering system and Painter Unit fractionation facility, and a $6.3 million reduction in expense due to the release of a reserve related to a natural gas purchase/sales contract.

(h)	2006 amount includes a $1.8 million loss on derivative contracts used to hedge forecasted crude oil sales.
(i)	2007 amount includes an increase in income of $1.8 million from property casualty gains associated with the 2005 hurricane season.
(j)	2007 amount includes losses of $349.2 million for periods prior to our acquisition date of April 30, 2007. 2006 amount represents earnings for a period prior to our acquisition date of April 30, 2007.
(k)	2007 and 2006 amounts include Trans Mountain expenses of $6.3 million and $14.3 million, respectively, for periods prior to our acquisition date of April 30, 2007.
(l)

2007 amount includes the following, all net of minority interest: (i) a $28.0 million increase in expense from the amounts previously reported in our 2007 third quarter earnings press release issued on October 17, 2007, due to developments after that date in certain litigation matters which necessitated a reserve; (ii) a $24.6 million increase in expense, allocated to us from Knight Inc., associated with closing the previously announced management buyout proposal for all of the outstanding shares of KMI (now Knight Inc.); (iii) a $14.8 million expense for a litigation settlement reached with Contra Costa County, California; (iv) a combined $3.1 million increase in expense, related to Trans Mountain interest and general and administrative expenses, net of the minority interest impact on the results of operations of Trans Mountain for periods prior to our acquisition date of April 30, 2007; (v) a $1.7 million increase in interest expense related to our Cochin Pipeline acquisition; (vi) a $2.2 million increase in expense associated with the 2005 hurricane season; (vii) a $1.5 million expense for certain Trans Mountain acquisition costs; and (viii) a $0.8 million increase in expense related to the cancellation of certain commercial insurance policies. 2006 amount includes (i) a combined $16.9 million expense, primarily related to Trans Mountain interest and general and administrative expenses, net of the minority interest impact on the results of operations of Trans Mountain for periods prior to our acquisition date of April 30, 2007; and (ii) a $2.3 million increase in expense related to the cancellation of certain commercial insurance policies.

Our consolidated net income for the quarterly period ended September 30, 2007 was $213.8 million ($0.24 per diluted unit), compared to $229.5 million ($0.42 per diluted unit) for the quarterly period ending September 30, 2006. Continued investment in our diversified portfolio of energy transportation and storage assets since the end of the third quarter of 2006 resulted in higher interest expenses and higher non-cash depreciation, depletion, and amortization expenses in the third quarter of 2007, when compared to the same prior year period. We also recognized higher general and administrative expenses in the third quarter of 2007, primarily due to settlements reached on certain litigation and environmental matters.

For the nine months ended September 30, 2007 and 2006, we earned net income of $297.0 million and $736.8 million, respectively; however, in addition to the incremental expenses described above, our 2007 year-to-date net income included an impairment expense of $377.1 million associated with a non-cash reduction in the carrying value of Trans Mountain’s goodwill. The goodwill impairment charge was recognized by Knight in March 2007, and following our purchase of Trans Mountain from Knight on April 30, 2007, the financial results of Trans Mountain since January 1, 2006, including the impact of the goodwill impairment, are reflected in our results. Also, our overall carrying value for the net assets of Trans Mountain reflects Knight’s carrying value, which is considerably higher than the cash price we paid. For more information on this acquisition and the goodwill impairment, see Notes 2 and 6 to our consolidated financial statements included elsewhere in this report.

Because our partnership agreement requires us to distribute 100% of our available cash to our partners on a quarterly basis (available cash consists primarily of all our cash receipts, less cash disbursements and changes in reserves), we consider each period’s earnings before all non-cash depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments, to be an important measure of our success in maximizing returns to our partners. We also use segment earnings before depreciation, depletion and amortization expenses (defined in the table above and sometimes referred to in this report as EBDA) internally as a measure of profit and loss used for evaluating segment performance and for deciding how to allocate resources to our five reportable business segments.

Our total segment earnings before depreciation, depletion and amortization increased $68.4 million (14%) in the third quarter of 2007 compared to the third quarter of 2006. The two certain items described in the footnotes to the table above accounted for $15.1 million of the total difference between total segment earnings before depreciation, depletion and amortization in the third quarter of 2007, when compared to the third quarter of 2006. The remaining $83.5 million (17%) increase in quarter-to-quarter segment earnings before depreciation, depletion and amortization resulted from higher earnings from all five of our business segments—driven by a $38.2 million (33%) increase from our Products Pipelines segment and incremental earnings of $22.1 million from Trans Mountain. For the comparable nine month periods, the certain items described in the footnotes to the table above accounted for a decrease in segment earnings before depreciation, depletion and amortization by $406.3 million, when compared to the first nine months of 2006. The remaining $170.2 million (12%) increase in year-to-date segment earnings before depreciation, depletion and amortization resulted from incremental earnings from our Products Pipelines, Trans Mountain, Terminals and CO2 business segments.

Products Pipelines

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions, except operating statistics)
Revenues	$217.0	$207.7	$642.4	$577.2
Operating expenses(a)	(66.0)	(94.6)	(216.2)	(234.2)
Other income	0.6	—	2.9	—
Earnings from equity investments(b)	8.0	0.5	24.4	11.1
Interest income and Other, net-income (expense)(c)	2.9	2.8	8.2	11.2
Income tax benefit (expense)(d)	(6.4)	0.6	(14.8)	(3.3)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$156.1	$117.0	$446.9	$362.0

Gasoline (MMBbl)	112.9	117.1	336.3	344.1
Diesel fuel (MMBbl)	43.0	42.2	124.5	120.2
Jet fuel (MMBbl)	31.9	30.0	94.0	89.4
Total refined product volumes (MMBbl)	187.8	189.3	554.8	553.7
Natural gas liquids (MMBbl)	13.5	13.0	41.3	42.4
Total delivery volumes (MMBbl)(e)	201.3	202.3	596.1	596.1

__________

(a)	Nine month 2007 and 2006 amounts include increases in expense associated with environmental liability adjustments of $2.2 million and $13.5 million, respectively.
(b)	Nine month 2006 amount includes a $4.9 million increase in expense associated with environmental liability adjustments on Plantation Pipe Line Company.
(c)

Three and nine month 2007 amounts include increases in income of $0.9 and $1.7 million, respectively, resulting from unrealized foreign currency gains on long-term debt transactions. Nine month 2006 amount includes a $5.7 million increase in income resulting from transmix contract settlements.

(d)

Nine month 2006 amount includes a $1.9 million decrease in expense associated with the tax effect on our share of environmental expenses incurred by Plantation Pipe Line Company and described in footnote (b).

(e)	Includes Pacific, Plantation, North System, CALNEV, Central Florida, Cochin, Cypress and Heartland pipeline volumes.

Combined, the certain items described in the footnotes to the table above increased our Products Pipelines’ third quarter 2007 segment earnings before depreciation, depletion and amortization expenses by $0.9 million, when compared to the third quarter of 2006, and increased the segment’s nine month 2007 earnings before depreciation, depletion and amortization by $10.3 million, relative to the first nine months last year. Following is information related to the increases and decreases, in the same comparable periods of 2007 and 2006, of the segment’s (i) remaining changes to earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (EBDA); and (ii) operating revenues:

Three months ended September 30, 2007 versus Three months ended September 30, 2006
	EBDA		Revenues
	increase/(decrease)		increase/(decrease)
	(In millions, except percentages)
Cochin Pipeline System	$11.9	1,090%	$9.7	133%
North System	6.2	135%	4.2	41%
Plantation Pipeline	4.3	96%	0.2	2%
Pacific operations	4.1	6%	1.7	2%
West Coast Terminals	3.2	40%	1.0	6%
Transmix operations	1.1	18%	1.6	17%
All other (including eliminations)	7.4	26%	(9.1)	(16)%
Total Products Pipelines	$38.2	33%	$9.3	4%

__________

Nine months ended September 30, 2007 versus Nine months ended September 30, 2006
	EBDA		Revenues
	increase/(decrease)		increase/(decrease)
	(In millions, except percentages)
Cochin Pipeline System	$18.7	182%	$27.9	104%
North System	12.7	82%	11.7	40%
Plantation Pipeline	5.7	23%	0.8	2%
Pacific operations	8.6	5%	17.6	7%
West Coast Terminals	10.3	38%	5.1	11%
Transmix operations	6.2	38%	8.4	36%
All other (including eliminations)	12.4	14%	(6.3)	4%
Total Products Pipelines	$74.6	20%	$65.2	11%

__________

All of the assets in our Products Pipelines business segment produced higher earnings before depreciation, depletion and amortization expenses in the third quarter of 2007 than in the comparable quarter last year. The overall increases in segment earnings before depreciation, depletion and amortization in the three and nine month periods ended September 30, 2007, relative to the same periods a year ago, were driven by incremental earnings from our Cochin pipeline system. The higher earnings and revenues from Cochin were largely attributable to our January 1, 2007 acquisition of the remaining approximately 50.2% ownership interest that we did not already own. Upon closing of the transaction, we became the operator of the pipeline. For more information on this acquisition, see Note 2 to our consolidated financial statements included elsewhere in this report.

We also benefited from favorable results from our North System common carrier natural gas liquids pipeline, our approximate 51% equity investment in Plantation Pipe Line Company, our Pacific operations, our West Coast terminal operations and our petroleum pipeline transmix operations. The earnings increases from the North System were chiefly due to higher period-to-period revenues in 2007, due to increases in both throughput volumes and in the average tariff per barrel moved.

In July 2007, we entered into an agreement to sell our North System and our 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $300 million, and this transaction closed in October 2007. We expect to use 50% of the proceeds we receive to pay down short-term debt borrowings, and the remaining 50% to reduce equity requirements. We accounted for our North System business as a discontinued operation pursuant to generally accepted accounting principals which require that the income statement be formatted to separate the divested business from our continuing operations. We earned net income from our North System (discontinued operations) of $8.6 million and $2.4 million, respectively, for the three months ended September 30, 2007 and 2006, and we earned net income of $21.1 million and $8.8 million, respectively, for the nine months ended September 30, 2007 and 2006.

We do not expect the impact of the discontinued operations to materially affect our overall business, financial position, results of operations or cash flows, and consistent with the management approach of identifying and reporting financial information on operating segments, we have included the North System’s financial disclosures within our Products Pipelines business segment disclosures for all periods presented in this discussion and analysis. This decision was based on the way our management organizes segments internally to make operating decisions and assess performance. For information on our reconciliation of segment information with our consolidated general-purpose financial statements, see Note 11 to our consolidated financial statements included elsewhere in this report.

The increases in earnings from our equity investment in Plantation was due to higher overall net income earned by Plantation Pipe Line Company, largely resulting from both higher pipeline revenues and lower period-to-period operating expenses. The increase in revenues was largely due to higher oil loss allowance tariff rates in 2007, relative to last year, and the drop in operating expenses, including fuel, power and pipeline maintenance expenses, was due to both decreases in period-to-period delivery volumes and lower pipeline integrity expenses in 2007 versus 2006.

The quarterly increase in earnings before depreciation, depletion and amortization from our Pacific operations was attributable to both higher revenues and lower operating expenses in 2007 versus 2006. The higher revenues reflected a 1.4% increase in average tariff rates and a 0.7% increase in total mainline delivery volumes. The drop in operating expenses was largely due to lower pipeline maintenance expenses in the third quarter of 2007, relative to the third quarter of 2006, related to a change in the third quarter of 2006 that both recognized and transferred a portion of pipeline integrity costs from sustaining capital expenditures (within “Property, plant and equipment, net” on our accompanying consolidated balance sheets) to maintenance expense (within “Operations and maintenance” in our accompanying consolidated statements of income).

For the comparable nine month periods, our Pacific operations’ increase in earnings before depreciation, depletion and amortization expenses was largely revenue related, attributable to increases in both transportation volumes and average tariff rates. Combined mainline delivery and terminal revenues increased 6.5% in the first nine months of 2007 versus the same period a year ago, due largely to higher delivery volumes to Arizona, partly due to the completed expansion of our East Line pipeline during the summer of 2006, and to various West Coast military bases.

The period-to-period earnings increases from our West Coast terminal operations were due to higher operating revenues, lower operating expenses and (for the comparable nine month periods) incremental gains from asset sales in the second quarter of 2007. The increases in terminal revenues were driven by higher throughput volumes from our combined Carson/Los Angeles Harbor terminal system, and from our Linnton and Willbridge terminals located in Portland, Oregon. The decrease in operating expenses in 2007 versus 2006 was largely related to higher environmental expenses recognized in 2006, due to adjustments to accrued environmental liabilities.

The period-to-period increases in earnings before depreciation, depletion and amortization from our petroleum pipeline transmix operations were directly related to higher revenues, reflecting incremental revenues from our Greensboro, North Carolina facility and higher processing revenues from our Colton, California facility. In May 2006, we completed construction and placed into service the Greensboro facility (for a cost of approximately $11 million), and during 2007, the plant has continued to handle higher than budgeted processing volumes. For the comparable three and nine month periods, our Greensboro facility has contributed incremental earnings before depreciation, depletion and amortization of $0.6 million and $3.8 million, respectively, in 2007 compared to 2006. The increases in earnings and revenues from our Colton facility, which processes transmix generated from volumes transported to the Southern California and Arizona markets by our Pacific operations’ pipelines, were primarily due to period-to-period increases in average processing contract rates, which more than offset slightly lower processing volumes.

Combining all of the segment’s operations, revenues from refined petroleum products deliveries increased 3.8% in the third quarter of 2007, compared to the third quarter last year, while total products delivery volumes decreased 0.8%. Compared to the third quarter last year, gasoline delivery volumes decreased, while diesel and jet fuel volumes were up. Excluding Plantation, which continued to be impacted by a competing pipeline that began service in mid-2006, total refined products delivery volumes increased by 0.6% for the quarter and by 2% for the first nine months of 2007, compared to the same prior year periods. Volumes on our CALNEV and Central Florida pipelines were up 1.2% and 1.8%, respectively, in the third quarter of 2007, compared to the third quarter last year.

Natural Gas Pipelines

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions, except operating statistics)
Revenues	$1,526.8	$1,650.4	$4,755.3	$5,082.2
Operating expenses(a)	(1,387.8)	(1,519.2)	(4,348.9)	(4,694.0)
Other income(b)	0.4	—	3.1	15.1
Earnings from equity investments(c)	4.0	10.0	14.2	31.8
Interest income and Other, net-income (expense)	—	0.5	0.2	0.9
Income tax benefit (expense)	(1.4)	(1.0)	(2.6)	(0.9)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$142.0	$140.7	$421.3	$435.1

Natural gas transport volumes (Trillion Btus)(d)	402.4	384.9	1,175.2	1,067.4
Natural gas sales volumes (Trillion Btus)(e)	224.4	243.5	641.0	690.0

__________

(a)

2006 nine month amount includes a $1.5 million increase in expense associated with environmental liability adjustments and a $6.3 million reduction in expense due to the release of a reserve related to a natural gas purchase/sales contract.

(b)	2006 nine month amount represents a $15.1 million gain from the combined sale of our Douglas natural gas gathering system and Painter Unit fractionation facility.
(c)	2007 nine month amount includes an expense of $1.0 million reflecting our portion of a loss from the early extinguishment of debt by Red Cedar Gathering Company.
(d)	Includes Rocky Mountain pipeline group and Texas intrastate natural gas pipeline group pipeline volumes.
(e)	Represents Texas intrastate natural gas pipeline group.

Driven by higher natural gas transmission and storage revenues, our Natural Gas Pipelines business segment reported a 1% increase in earnings before depreciation, depletion and amortization expenses for the third quarter of 2007, when compared to last year’s third quarter. The net effect of the certain other items described in the footnotes to the table above resulted in a $20.9 million reduction in the segment’s earnings before depreciation, depletion and amortization for the nine months ended September 30, 2007, when compared to the same period of 2006. The largest of these items was a comparable decrease in earnings of $15.1 million in 2007 due to the April 2006 sale of our Douglas natural gas gathering system and Painter Unit fractionation facility. Effective April 1, 2006, we sold these two assets to a third party for approximately $42.5 million in cash, and we included a net gain of $15.1 million within “Other expense (income)” in our accompanying consolidated statements of income for nine months ended 2006. For more information on this gain, see Note 2 to our consolidated financial statements included elsewhere in this report.

Following is information related to the quarter-to-quarter increases and decreases, and the remaining increases and decreases in the comparable nine month periods of 2007 and 2006, of the segment’s (i) earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (EBDA); and (ii) operating revenues:

Three months ended September 30, 2007 versus Three months ended September 30, 2006
	EBDA		Revenues
	increase/(decrease)		increase/(decrease)
	(In millions, except percentages)
Texas Intrastate Natural Gas Pipeline Group	$5.2	7%	$(141.3)	(9)%
Casper and Douglas gas processing	4.5	263%	5.6	25%
Rocky Mountain Pipeline Group	(6.5)	(12)%	12.3	16%
Red Cedar Gathering Company	(1.9)	(22)%	—	—
All others	—	—	—	—
Intrasegment Eliminations	—	—	(0.2)	(99)%
Total Natural Gas Pipelines	$1.3	1%	$(123.6)	(7)%

__________

Nine months ended September 30, 2007 versus Nine months ended September 30, 2006
	EBDA		Revenues
	increase/(decrease)		increase/(decrease)
	(In millions, except percentages)
Texas Intrastate Natural Gas Pipeline Group	$23.0	11%	$(343.4)	(7)%
Casper and Douglas gas processing	4.3	40%	(5.1)	(7)%
Rocky Mountain Pipeline Group	(12.7)	(8)%	25.2	12%
Red Cedar Gathering Company	(6.2)	(22)%	—	—
All others	(1.3)	(28)%	(3.8)	(95)%
Intrasegment Eliminations	—	—	0.2	16%
Total Natural Gas Pipelines	$7.1	2%	$(326.9)	(6)%

__________

The segment’s overall increases in earnings before depreciation, depletion and amortization expenses in both the three and nine months ended September 30, 2007, when compared to the same periods last year, were driven by a strong third quarter 2007 performance from our Texas intrastate natural gas pipeline group, which collectively, serves the Texas Gulf Coast region by transporting, buying, selling, processing and storing natural gas from multiple onshore and offshore supply sources. The higher earnings in 2007 compared to 2006 were primarily due to higher sales margins on renewal and incremental contracts, increased transportation revenue from higher volumes and rates, greater value from natural gas storage activities (including sales of cushion gas due to the termination of a storage facility lease), and higher natural gas processing margins. Although natural gas sales volumes were down 8% in the third quarter of 2007 versus the third quarter of 2006, natural gas transport volumes on our Texas intrastate systems increased nearly 5%, resulting in higher transportation revenues. The Intrastate group also benefited from incremental natural gas storage revenues due to a long-term contract with one of its largest customers that became effective April 1, 2007.

Our Texas intrastate group accounted for more than half of the segment’s total earnings before depreciation, depletion and amortization expenses in both the three and nine months ended September 30, 2007, when compared to the same periods a year ago. Because the group also buys and sells natural gas (typically matching purchases with sales), the variances from period to period in both segment revenues and segment operating expenses (which include natural gas costs of sales) are due to changes in our intrastate groups’ average prices and volumes for natural gas purchased and sold.

The increases in earnings from our Casper and Douglas natural gas processing operations were driven by a strong third quarter 2007 performance that included an overall 25% increase in operating revenues, when compared to the third quarter of 2006. The increase was primarily attributable to higher natural gas liquids sales revenues, due to increases in both prices and volume.

The decreases in earnings in both comparable periods from our Rocky Mountain interstate natural gas pipeline group, which is comprised of Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company, TransColorado Gas Transmission Company, and our current 51% equity investment in Rockies Express Pipeline LLC, resulted primarily from period-to-period decreases of $4.1 million and $9.7 million, respectively, in equity earnings from our investment in Rockies Express. The decreases in earnings from Rockies Express, which began interim service in February 2006, reflects lower net income due primarily to incremental depreciation and interest expense allocable to a segment of the project that was placed in service in February 2007 and, until the completion of the Rockies Express-West project, has limited natural gas reservation revenues and volumes. Rockies Express-West has an in-service target date of January 1, 2008.

Third quarter earnings from our Kinder Morgan Interstate Gas Transmission and Trailblazer Pipeline systems decreased $3.7 million (11%) and increased $0.8 million (6%), respectively, in 2007, compared to 2006. The decrease from KMIGT was largely related to lower margins from sales of both operational natural gas and cushion natural gas volumes; lower net fuel recoveries; higher property tax expenses, due to tax accrual adjustments; and higher gas transmission expenses, related to higher transport volumes in the third quarter of 2007. The increase in earnings from Trailblazer was due largely to higher quarter-to-quarter revenues, due to an over 4% increase in natural gas transmission volumes, partially offset by lower earnings due to timing differences on the settlements of pipeline operational imbalances.

The drop in period-to-period earnings before depreciation, depletion and amortization from our 49% equity investment in the Red Cedar Gathering Company was mainly due to higher prices on incremental sales of excess fuel gas and to higher natural gas gathering revenues in 2006, relative to the third quarter and first nine months of 2007.

CO2

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions, except operating statistics)
Revenues(a)	$210.6	$192.3	$601.7	$552.8
Operating expenses	(75.8)	(68.8)	(222.6)	(194.1)
Other expense	—	—	—	—
Earnings from equity investments	4.1	3.4	14.3	14.1
Other, net-income (expense)	—	0.3	—	0.3
Income tax benefit (expense)	(0.9)	(0.1)	(1.1)	(0.2)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$138.0	$127.1	$392.3	$372.9

Carbon dioxide delivery volumes (Bcf)(b)	150.4	164.3	472.6	503.4
SACROC oil production (gross)(MBbl/d)(c)	27.3	30.3	28.4	30.8
SACROC oil production (net)(MBbl/d)(d)	22.8	25.3	23.6	25.7
Yates oil production (gross)(MBbl/d)(c)	27.1	26.3	26.7	25.9
Yates oil production (net)(MBbl/d)(d)	12.0	11.7	11.9	11.5
Natural gas liquids sales volumes (net)(MBbl/d)(d)	10.0	8.4	9.8	8.9
Realized weighted average oil price per Bbl(e)(f)	$36.77	$32.49	$35.56	$31.42
Realized weighted average natural gas liquids price per Bbl(f)(g)	$53.68	$47.68	$48.66	$44.82

__________

(a)	Nine month 2006 amount includes a $1.8 million loss (from a decrease in revenues) on derivative contracts used to hedge forecasted crude oil sales.
(b)	Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline and Pecos pipeline volumes.
(c)	Represents 100% of the production from the field. We own an approximate 97% working interest in the SACROC unit and an approximate 50% working interest in the Yates unit.
(d)	Net to Kinder Morgan, after royalties and outside working interests.
(e)	Includes all Kinder Morgan crude oil production properties.
(f)	Hedge gains/losses for crude oil and natural gas liquids are included with crude oil.
(g)	Includes production attributable to leasehold ownership and production attributable to our ownership in processing plants and third party processing agreements.

Our CO2 segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates. The segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids.

As described in footnote (a) to the table above, the segment’s overall increase in earnings before depreciation, depletion and amortization expenses and in revenues in the nine months ended September 30, 2007, compared to the same period of 2006, included an increase of $1.8 million from a second quarter 2006 loss on derivative contracts used to hedge forecasted crude oil sales. For each of the segment’s two primary businesses, following is information related to the quarter-to-quarter increases and decreases, and the remaining nine-month period-to-period increases and decreases, of the segment’s (i) earnings before depreciation, depletion and amortization (EBDA); and (ii) operating revenues:

Three months ended September 30, 2007 versus Three months ended September 30, 2006
	EBDA		Revenues
	increase/(decrease)		increase/(decrease)
	(In millions, except percentages)
Sales and Transportation Activities	$(8.3)	(16)%	$(8.6)	(16)%
Oil and Gas Producing Activities	19.2	25%	21.4	14%
Intrasegment Eliminations	—	—	5.5	32%
Total CO2	$10.9	9%	$18.3	10%

__________

Nine months ended September 30, 2007 versus Nine months ended September 30, 2006
	EBDA		Revenues
	increase/(decrease)		increase/(decrease)
	(In millions, except percentages)
Sales and Transportation Activities	$(14.3)	(10)%	$(15.0)	(10)%
Oil and Gas Producing Activities	31.9	14%	49.9	11%
Intrasegment Eliminations	—	—	12.2	27%
Total CO2	$17.6	5%	$47.1	8%

__________

The overall period-to-period increases in segment earnings before depreciation, depletion and amortization expenses were driven by higher earnings from the segment’s oil and gas producing activities, which include the operations associated with its ownership interests in oil-producing fields and natural gas processing plants. Highlights for the third quarter of 2007 compared to the third quarter of 2006 included an increase in oil production at the Yates field unit and higher earnings from natural gas liquids sales volumes, due largely to increased recoveries at our SACROC field unit gas processing operations.

Revenues from the segment’s oil and gas producing activities’ crude oil sales and natural gas liquids sales increased $7.6 million (7%) and $12.3 million (33%), respectively, in the third quarter of 2007 compared to the third quarter of 2006, and increased $26.8 million (8%) and $21.4 million (20%), respectively, in the first nine months of 2007 compared to the first nine months of 2006. The increases in both quarterly and nine month crude oil revenues in 2007 versus 2006 resulted from a 13% increase in our realized weighted average price per barrel, partially offset by decreases in sales volumes of 6% and 4%, respectively. Average gross oil production for the third quarter of 2007 was 27.1 thousand barrels per day at the Yates unit, up 3% from the third quarter of 2006, and 27.3 thousand barrels per day at SACROC, a decline of 10% versus the third quarter of 2006. The period-to-period increases in revenues from the sales of natural gas liquids were almost equally due to favorable sales-volume and price variances—liquids sales volumes increased 18% and 10%, respectively, and our realized weighted average price per barrel increased 13% and 9%, respectively.

The period-to-period decreases in earnings before depreciation, depletion and amortization from the segment’s sales and transportation activities were primarily due to decreases in carbon dioxide sales revenues, caused by lower year-over-year prices for carbon dioxide in 2007. The segment’s average price received for all carbon dioxide sales decreased 19% in both the three and nine month periods ended September 30, 2007, when compared to the same periods in 2006. The decreases in average carbon dioxide sales price were primarily attributable to the expiration of a significantly high-priced sales contract in December 2006.

In addition, period-to-period carbon dioxide delivery volumes decreased 8% and 6%, respectively, in the comparable three and nine month periods, and as always, we do not recognize profits on carbon dioxide sales to ourselves. As of September 30, 2007, we expect our CO2 business segment to fall substantially short of its published annual budget of earnings before depreciation, depletion and amortization for 2007, primarily due to the lower crude oil production at the SACROC unit.

The segment’s operating expenses increased $7.0 million (10%) in the third quarter of 2007, and $28.5 million (15%) in the first nine months of 2007, when compared to the same year earlier periods. The increases were largely due to additional labor and field expenses, driven by higher well workover and completion expenses related to infrastructure expansions at the SACROC and Yates oil field units, and to higher severance tax expenses, related to the increases in crude oil revenues.

Because our CO2 segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids, we mitigate this risk through a long-term hedging strategy that is intended to generate more stable realized prices by using derivative contracts as hedges to the exposure of fluctuating expected future cash flows produced by changes in commodity sales prices. All of our hedge gains and losses for crude oil and natural gas liquids are included in our realized average price for oil. Had we not used energy derivative contracts to transfer commodity price risk, our crude oil sales prices would have averaged $73.12 per barrel in the third quarter of 2007, and $68.20 per barrel in the third quarter of 2006. For more information on our hedging activities, see Note 10 to our consolidated financial statements included elsewhere in this report.

Terminals

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions, except operating statistics)
Revenues	$247.2	$223.1	$691.3	$649.8
Operating expenses	(133.0)	(122.1)	(365.9)	(354.8)
Other income (expense)(a)	1.5	—	5.9	—
Earnings from equity investments	0.3	0.1	0.3	0.2
Other, net-income (expense)	0.3	1.0	0.3	2.3
Income tax expense	(6.9)	(3.7)	(11.9)	(7.5)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$109.4	$98.4	$320.0	$290.0

Bulk transload tonnage (MMtons)(b)	22.6	25.4	63.2	69.6
Liquids leaseable capacity (MMBbl)	46.3	43.5	46.3	43.5
Liquids utilization %	96.5%	97.8%	96.5%	97.8%

__________

(a)	Nine month 2007 amount includes an increase in income of $1.8 million from property casualty gains associated with the 2005 hurricane season.
(b)	Volumes for acquired terminals are included for all periods.

Our Terminals business segment includes the operations of our petroleum and petrochemical-related liquids terminal facilities (other than those included in our Products Pipelines segment), and all of our coal, petroleum coke, steel and other dry-bulk material services facilities. As described in footnote (a) to the table above, the segment’s overall increase in earnings before depreciation, depletion and amortization expenses in the first nine months of 2007, compared to the first half of 2006, included a $1.8 million gain (recognized in January 2007) based upon our final determination of the book value of fixed assets damaged or destroyed during Hurricanes Katrina and Rita in 2005.

The segment’s $11.0 million (11%) increase in earnings before depreciation, depletion and amortization in the third quarter of 2007 versus the third quarter of 2006, and its remaining $28.2 million (10%) increase in earnings before depreciation, depletion and amortization in the first nine months of 2007 versus the first nine months a year ago, were due to a combination of internal expansions and strategic acquisitions completed since the third quarter of 2006. Since the end of the third quarter of 2006, we have invested approximately $178.1 million in cash and $1.7 million in common units to acquire terminal assets and equity investments and combined, these operations accounted for incremental amounts of earnings before depreciation, depletion and amortization of $8.4 million, revenues of $22.5 million and operating expenses of $14.4 million, respectively, in the third quarter of 2007, and incremental earnings before depreciation, depletion and amortization of $13.8 million, revenues of $41.1 million and operating expenses of $27.5 million, respectively, in the first nine months of 2007. All of the incremental amounts represent the earnings, revenues and expenses from the acquired terminals’ operations during the additional months of ownership in 2007, and do not include increases or decreases during the same months we owned the assets in 2006.

Our significant terminal acquisitions since the end of the second quarter of 2006 included the following:

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

•

the Vancouver Wharves bulk marine terminal, which includes five deep-sea vessel berths and terminal assets located on the north shore of the Port of Vancouver’s main harbor. The assets include significant rail infrastructure, dry bulk and liquid storage, and material handling systems, and were acquired May 30, 2007; and

•

the terminal assets and operations acquired from Marine Terminals, Inc., which are primarily involved in the handling and storage of steel and alloys and consist of two separate facilities located in Blytheville, Arkansas, and individual terminal facilities located in Decatur, Alabama, Hertford, North Carolina, and Berkley, South Carolina. The assets were acquired September 1, 2007.

For all other terminal operations (those owned during identical periods in both 2007 and 2006), earnings before depreciation, depletion and amortization expenses and the property casualty gain increased $2.6 million (3%) in the third quarter of 2007, and $14.4 million (5%) in the first nine months of 2007, when compared to the same prior year periods.

The overall increases in earnings represent net changes in terminal results at various locations, but quarterly highlights in the third quarter of 2007 included higher earnings from (i) our Texas Petcoke region, due largely to higher petroleum coke throughput volumes at our Port of Houston facility; (ii) the combined operations of our Argo and Chicago, Illinois liquids terminals, due to increased ethanol throughput and incremental liquids storage and handling business; (iii) our Lower Mississippi (Louisiana) terminals, which include our 66 2/3% ownership interest in the International Marine Terminals partnership and our Port of New Orleans liquids facility located in Harvey, Louisiana; and (iv) our Pier IX terminal, located in Newport News, Virginia, largely due to a 27% quarter-to-quarter increase in coal transfer volumes. The earnings increases from our Louisiana terminals continue to reflect incremental business recovery from the effects of past hurricane damage.

In addition, for the comparable nine month periods, we received incremental contributions from our two large Gulf Coast liquids terminal facilities located along the Houston Ship Channel in Pasadena and Galena Park, Texas. The two terminals continued to benefit from recent expansions that have added new liquids tank capacity in 2007, relative to 2006. Expansion projects completed since the end of the third quarter of 2006 have increased our liquids terminals’ leaseable capacity by over 6%, more than offsetting a slight 1% drop in our overall utilization percentage.

Trans Mountain

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions, except operating statistics)
Revenues	$43.7	$33.6	$119.8	$94.1
Operating expenses	(19.3)	(14.2)	(47.2)	(38.7)
Other income (expense)(a)	—	—	(377.1)	0.9
Earnings from equity investments	—	—	—	—
Other, net-income (expense)	2.9	0.6	4.0	2.0
Income tax benefit (expense)	(5.2)	(4.0)	(6.0)	(8.2)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(b)	$22.1	$16.0	$(306.5)	$50.1

Transport volumes (MMBbl)	25.3	21.8	70.1	63.0

__________

(a)	Nine month 2007 amount represents a goodwill impairment expense recorded by Knight in the first quarter of 2007.

(b)

Nine month 2007 amount includes losses of $349.2 million for periods prior to our acquisition date of April 30, 2007. 2006 amounts represent earnings for periods prior to our acquisition date of April 30, 2007. See discussion below.

Our Trans Mountain segment includes the operations of the Trans Mountain Pipeline, which we acquired from Knight effective April 30, 2007. Trans Mountain transports crude oil and refined products from Edmonton, Alberta to marketing terminals and refineries in British Columbia and the State of Washington. An additional 35,000 barrel per day expansion that will increase capacity on the pipeline to approximately 300,000 barrels per day is currently under construction and is expected to be in service by late 2008.

According to the provisions of generally accepted accounting principles that prescribe the standards used to account for business combinations, due to the fact that our acquisition of Trans Mountain from Knight represented a transfer of assets between entities under common control, we initially recorded the assets and liabilities of Trans Mountain transferred to us from Knight at their carrying amounts in the accounts of Knight. Furthermore, our accompanying financial statements included in this report, and the information in the table above, reflect the results of operations for the third quarter and first nine months of 2007 as though the transfer of Trans Mountain from Knight had occurred at the beginning of the period (January 1, 2006 for us).

After taking into effect the certain items described in the footnotes to the table above, the remaining increases in earnings before depreciation, depletion and amortization totaled $22.1 million and $42.7 million, respectively, and related entirely to our acquisition of Trans Mountain effective April 30, 2007.

Other

	Three Months Ended Sept. 30,		Earnings
	2007	2006	increase/(decrease)
	(In millions-income (expense), except percentages)
General and administrative expenses(a)	$(106.2)	$(63.5)	$(42.7)	(67%)
Unallocable interest expense, net of interest income(b)	(103.5)	(91.3)	(12.2)	(13%)
Minority interest	(2.4)	(2.1)	(0.3)	(14%)
Total interest and corporate administrative expenses	$(212.1)	$(156.9)	$(55.2)	(35%)

__________

	Nine Months Ended Sept. 30,		Earnings
	2007	2006	increase/(decrease)
	(In millions-income (expense), except percentages)
General and administrative expenses(c)	$(265.9)	$(195.1)	$(70.8)	(36%)
Unallocable interest expense, net of interest income(d)	(293.6)	(254.8)	(38.8)	(15%)
Minority interest	(4.4)	(8.1)	3.7)	46%
Total interest and corporate administrative expenses	$(563.9)	$(458.0)	$(105.9)	(23%)

__________

(a)

2007 amount includes (i) a $28.2 million increase in expense from the amounts previously reported in our 2007 third quarter earnings press release issued on October 17, 2007, due to developments after that date in certain litigation matters which necessitated a reserve; (ii) a $15.0 million expense for a litigation settlement reached with Contra Costa County, California; (iii) non-cash allocated expenses, from Knight Inc., of $1.5 million associated with closing the previously announced management buyout proposal for all of the outstanding shares of KMI (now Knight Inc.); (iv) a $0.8 million increase in expense related to the cancellation of certain commercial insurance policies; and (v) a $0.4 million increase in expense for certain Trans Mountain acquisition costs. 2006 amount includes Trans Mountain expenses of $3.8 million.

(b)	2007 amount includes a $0.5 million increase in expense related to our Cochin Pipeline acquisition. 2006 amount includes Trans Mountain expenses of $1.9 million.
(c)

2007 amount includes (i) a $28.2 million increase in expense from the amounts previously reported in our 2007 third quarter earnings press release issued on October 17, 2007, due to developments after that date in certain litigation matters which necessitated a reserve; (ii) allocated expenses, from Knight Inc., of $24.9 million associated with closing the previously announced management buyout proposal for all of the outstanding shares of KMI (now Knight Inc.); (iii) a $15.0 million expense for a litigation settlement reached with Contra Costa County, California; (iv) Trans Mountain expenses of $5.5 million for periods prior to our acquisition date of April 30, 2007; (v) a $1.6 million increase in expense associated with the 2005 hurricane season; (vi) a $1.5 million increase in expense for certain Trans Mountain acquisition costs; and (vii) a $0.8 million increase in expense related to the cancellation of certain commercial insurance policies. 2006 amount includes (i) Trans Mountain expenses of $11.2 million; and (ii) a $2.3 million increase in expense related to the cancellation of certain commercial insurance policies.

(d)

2007 amount includes (i) a $1.7 million increase in expense related to our Cochin Pipeline acquisition; and (ii) Trans Mountain expenses of $1.2 million for periods prior to our acquisition date of April 30, 2007. 2006 amount includes Trans Mountain expenses of $5.2 million.

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

As described in the footnotes to the table above, the overall increases in our general and administrative expenses in the third quarter and first nine months 2007, versus the same periods of 2006, included incremental expenses of $1.5 million and $24.9 million, respectively, associated with the activities required to complete the previously announced management buyout proposal for all of the outstanding shares of KMI (now Knight Inc.). These amounts were allocated to us from Knight and we were required to recognize the full amounts allocated to us as expense on our income statements. However, due to the fact that almost all of the allocated expenses were associated with the acceleration of cashouts of grants of both KMI restricted stock and options on KMI stock, we were not responsible for paying these buyout expenses, and accordingly, recognized the unpaid amount as both a contribution to “Partners’ Capital” and an increase to “Minority interest” on our balance sheet.

The remaining quarter-to-quarter increase in our general and administrative expenses was largely associated with an incremental litigation expense of $43.2 million incurred in the third quarter of 2007. As briefly described in the footnotes to the table above, this expense relates to (i) litigation reserves established after our third quarter earnings press release on October 17, 2007, due to developments in certain matters after that date, primarily related to our Cora terminal; and (ii) a plea agreement and civil settlement reached between us and the District Attorney of Contra Costa County, California in the third quarter of 2007 pertaining to the November 2004 rupture of an underground petroleum pipeline owned and operated by our Pacific operations. For more information on our litigation matters, see Note 3 to our consolidated financial statements included elsewhere in this report.

For the comparable nine month periods, the certain items described in the footnotes to the table above increased our nine month 2007 general and administrative expenses by $64.0 million, when compared to the first nine months of 2006 (combining to increase expenses by $77.5 million in the 2007 period, and by $13.5 million in the 2006 period). The remaining $6.8 million (4%) increase was largely due to (i) higher shared services expenses, which include legal, corporate secretary, tax, information technology and other shared services; and (ii) higher payroll-related expenses resulting from the acquisitions we have made since September 30, 2006.

Unallocable interest expense, net of interest income, increased $12.2 million (13%) in the third quarter of 2007, compared to the third quarter of 2006. The quarter-to-quarter increase was due to both a 3% increase in the weighted average interest rate on all of our borrowings and an over 21% increase in average borrowings. For the comparable nine month periods, net interest expense increased $38.8 million (15%) in 2007 versus 2006, due to a 5% increase in average borrowing rates and a 19% increase in average borrowings.

The increases in our average borrowing rates reflect a general rise in variable interest rates in 2007 over 2006, and the increases in our average debt levels for the comparable three and nine month periods were largely due to both higher period-to-period capital expenditures in 2007, relative to 2006, and to the business acquisitions we have made since the end of the third quarter of 2006.

Financial Condition

Capital Structure

We attempt to maintain a relatively conservative overall capital structure, with a long-term target mix of approximately 50% equity and 50% debt. In addition to our results of operations, our debt and capital balances are affected by our financing activities, as discussed below in “—Financing Activities.”

The following table illustrates the sources of our invested capital (dollars in millions):

	September 30,	December 31,
	2007	2006
Long-term debt, excluding value of interest rate swaps	$6,456.8	$4,384.3
Minority interest	55.5	60.2
Partners’ capital, excluding accumulated other comprehensive loss	5,382.1	5,814.4
Total capitalization	11,894.4	10,258.9
Short-term debt, less cash and cash equivalents	538.6	1,352.4
Total invested capital	$12,433.0	$11,611.3

Capitalization:
Long-term debt, excluding value of interest rate swaps	54.3%	42.7%
Minority interest	0.5%	0.6%
Partners’ capital, excluding accumulated other comprehensive loss	45.2%	56.7%
	100.0%	100.0%

Invested Capital:
Total debt, less cash and cash equivalents and excluding
value of interest rate swaps	56.3%	49.4%
Partners’ capital and minority interest, excluding accumulated
Other comprehensive loss	43.7%	50.6%
	100.0%	100.0%

Our primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, expansion capital expenditures and quarterly distributions to our common unitholders, Class B unitholders and general partner. In addition to utilizing cash generated from operations, we could meet our cash requirements for expansion capital expenditures through borrowings under our credit facility, issuing short-term commercial paper, long-term notes or additional common units or the proceeds from purchases of additional i-units by KMR with the proceeds from issuances of additional KMR shares. Further information on our financing strategies and activities can be found in our Annual Report on Form 10-K for the year ended December 31, 2006, and in our Current Report on Form 8-K filed August 22, 2007.

As part of our financial strategy, we try to maintain an investment-grade credit rating, which involves, among other things, issuing additional limited partner units in connection with our acquisitions and internal growth activities in order to maintain acceptable financial ratios. On May 30, 2006, Standard & Poor’s Rating Services and Moody’s Investors Service each placed our ratings on credit watch pending the resolution of the management buyout proposal for all of the outstanding shares of KMI (now Knight Inc.). On January 5, 2007, in anticipation of the buyout closing, S&P downgraded us one level to BBB and removed our rating from credit watch with negative implications. Currently, our debt credit rating is still rated BBB by S&P. As previously noted by Moody’s in its credit opinion dated November 15, 2006, it downgraded our credit rating from Baa1 to Baa2 on May 30, 2007, following the closing of the management buyout. Additionally, our rating was downgraded by Fitch Ratings from BBB+ to BBB on April 11, 2007.

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

Borrowings under our five-year credit facility can be used for general partnership purposes and as a backup for our commercial paper program. The facility can be amended to allow for borrowings up to $2.1 billion. There were no borrowings under our credit facility as of September 30, 2007. As of September 30, 2007, we had $576.4 million of commercial paper outstanding. As of December 31, 2006, there were no borrowings under our credit facility, and we had $1,098.2 million of commercial paper outstanding.

We provide for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to our commercial paper program and long-term revolving credit facility. After reduction for our outstanding commercial paper borrowings and letters of credit, the remaining available borrowing capacity under our bank credit facility was $819.5 million as of September 30, 2007. As of September 30, 2007, our outstanding short-term debt was $597.0 million. Currently, we believe our liquidity to be adequate.

Some of our customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. We are working to implement, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance our credit position relating to amounts owed from these customers. We cannot provide assurance that one or more of our financially distressed customers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations, or future cash flows. Furthermore, we believe we have provided adequate allowance for such customers.

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

In the third quarter of 2007, we closed a public offering of $500 million in principal amount of 5.85% senior notes due September 15, 2012. We received proceeds from the issuance of the notes, after underwriting discounts and commissions, of $497.8 million, and we used the proceeds to reduce the borrowings under our commercial paper program. As of September 30, 2007, our total liability balance due on the various series of our senior notes was $7,053.8 million, and the total liability balance due on the various borrowings of our operating partnerships and subsidiaries was $189.0 million.

We are subject to changes in the equity and debt markets for our limited partner units and long-term notes, and there can be no assurance we will be able or willing to access the public or private markets for our limited partner units and/or long-term notes in the future. If we were unable or unwilling to issue additional limited partner units, we would be required to either restrict potential future acquisitions or pursue other debt financing alternatives, some of which could involve higher costs or negatively affect our credit ratings. Our ability to access the public and private debt markets is affected by our credit ratings. See “—Capital Structure” above for a discussion of our credit ratings. For additional information regarding our debt securities and credit facility, see Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, and in our Current Report on Form 8-K filed August 22, 2007.

Operating Activities

Net cash provided by operating activities was $1,254.7 million for the nine months ended September 30, 2007, versus $916.5 million in the comparable period of 2006. The period-to-period increase of $338.2 million (37%) in cash flow from operations principally consisted of:

•

a $196.4 million increase in cash inflows relative to net changes in working capital items, mainly due to timing differences that resulted in higher 2007 net cash inflows from the collection and payment of trade and related party receivables and payables (including Terasen Inc.'s funding of Trans Mountain prior to our acquisition date of April 30, 2007), and payments of short-term operating liabilities;

•

a $66.5 million increase in cash from overall higher partnership income—net of non-cash items including, among others, a $377.1 million goodwill impairment charge recognized in the first quarter of 2007. The higher partnership income reflects the increase in cash earnings from our five reportable business segments in the first nine months of 2007, as discussed above in “—Results of Operations;”

•

a $31.6 million increase related to higher distributions received from equity investments—chiefly due to a $32.6 million distribution received from Red Cedar Gathering Company in March 2007 following a refinancing of its long-term debt obligations. In the first quarter of 2007, Red Cedar used the proceeds received from the sale of unsecured senior notes to refund and retire the outstanding balance on its then-existing senior notes, and to make a distribution to its two owners;

•

a $19.1 million increase in cash related to payments made in June 2006 to certain shippers on our Pacific operations’ pipelines. The payment related to a settlement agreement reached in May 2006 that resolved certain challenges by complainants with regard to delivery tariffs and gathering enhancement fees at our Pacific operations’ Watson Station, located in Carson, California. The agreement called for estimated refunds to be paid into an escrow account pending final approval by the FERC, which was made in the third quarter of 2006; and

•

a $15.0 million increase in cash from an interest rate swap termination payment we received in March 2007, when we terminated a fixed-to-floating interest rate swap agreement having a notional principal amount of $100 million and a maturity date of March 15, 2032.

Investing Activities

Net cash used in investing activities was $1,908.7 million for the nine month period ended September 30, 2007, compared to $1,111.7 million in the comparable prior year period. The $797.0 million (72%) increase in cash used in investing activities was primarily attributable to:

•

a $559.3 million increase related to our acquisition of Trans Mountain from Knight. In the first nine months of 2007, we paid $549.1 million to Knight to acquire the net assets of Trans Mountain. On January 1, 2006 (the date of the transfer according to the accounting rules governing transfers of net assets between entities under common control), we acquired a beginning cash balance of $10.2 million. The combined effect of the cash payment in 2007 and the cash acquired in 2006 resulted in a period-to-period increase in cash used of $559.3 million;

•

a $331.8 million increase from higher capital expenditures—largely due to increased investment undertaken to expand and improve our bulk and liquids terminalling operations, and our Trans Mountain pipeline system.

Our sustaining capital expenditures, defined as capital expenditures which do not increase the capacity of an asset, were $95.0 million for the first nine months of 2007, compared to $76.2 million for the first nine months of 2006. The above amounts do not include the sustaining capital expenditures of our Trans Mountain business segment for periods prior to our acquisition date of April 30, 2007. Trans Mountain had sustaining capital expenditures of $1.1 million for the first four months of 2007, and it had sustaining capital expenditures of $6.6 million for the nine months ended September 30, 2006. Our forecasted expenditures for the remaining three months of 2007 for sustaining capital expenditures are approximately $59.5 million. All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary;

•

a $59.9 million increase due to lower net proceeds received, in 2007, from the sales of property, plant and equipment and other net assets, net of salvage and removal costs. The decrease in sale proceeds was driven by (i) the $42.5 million we received in the second quarter of 2006 from Momentum Energy Group, LLC for the combined sale of our Douglas natural gas gathering system and Painter Unit fractionation facility; and (ii) the $27.0 million we received in the first half of 2006 from the sale of certain oil and gas properties;

•

a $46.5 million increase from incremental contributions to equity investments in the first nine months of 2007, largely driven by investments of $38.1 million for our share of construction costs of the Midcontinent Express Pipeline. We own a 50% equity interest in the approximate $1.3 billion, 500-mile interstate natural gas pipeline that will extend between Bennington, Oklahoma and Butler, Alabama; and

•

a $205.6 million decrease due to lower expenditures made for strategic business acquisitions. Excluding amounts paid for Trans Mountain (discussed above), in the first nine months of 2007 our acquisition outlays totaled $161.7 million, including $100.3 million paid for our purchase of terminal assets from Marine Terminals, Inc. and $38.3 million paid for our purchase of the Vancouver Wharves bulk marine terminal from British Columbia Railway Company. In the first nine months of 2006, our acquisition outlays totaled $367.3 million, which primarily consisted of $244.6 million for the acquisition of Entrega Gas Pipeline LLC, $61.6 million for the acquisition of three separate bulk terminal operations in April 2006, and $60.2 million for the purchase of additional oil and gas properties from Journey Acquisition – I, L.P. and Journey 2000, L.P.

Financing Activities

Net cash provided by financing activities amounted to $703.2 million for the first nine months of 2007. For the same nine month period last year, our financing activities provided net cash of $195.1 million. The $508.1 million (260%) increase from the comparable 2006 period was primarily due to:

•

a $530.2 million increase from overall debt financing activities—which include our issuances and payments of debt and our debt issuance costs. The period-to-period increase in cash from financing activities was primarily due to (i) a $1,784.5 million net increase in cash inflows from the issuances and payments of senior notes in the first nine months of 2007; and (ii) a $1,255.7 million decrease from lower overall net commercial paper borrowings in the first nine months of 2007.

The decrease in commercial paper borrowings includes a decrease of $412.5 million from borrowings under the commercial paper program of Rockies Express Pipeline LLC in the first half of 2006. We held and consolidated a 66 2/3% ownership interest in Rockies Express Pipeline LLC until June 30, 2006. Effective June 30, 2006, ConocoPhillips exercised its option to acquire a 25% ownership interest in West2East Pipeline LLC (and its subsidiary Rockies Express Pipeline LLC), and West2East Pipeline LLC was then deconsolidated and subsequently accounted for under the equity method of accounting. Generally accepted accounting principles required us to include its cash inflows and outflows in our consolidated statement of cash flows for the six months ended June 30, 2006; however, following the change from full consolidation to the equity method, Rockies Express’ debt balances were not included in our consolidated balance sheet as of or subsequent to June 30, 2006.

The $1,784.5 million increase in cash inflows from changes in senior notes outstanding during the comparable nine month periods was associated with public debt offerings completed on January 30, 2007, June 21, 2007 and August 28, 2007. On these dates, we completed offerings of $1.0 billion, $550 million and $500 million, respectively, in principal amount of senior notes in four separate series: $600 million of 6.00% notes due February 1, 2017, $400 million of 6.50% notes due February 1, 2037, $550 million of 6.95% notes due January 15, 2038 and $500 million of 5.85% notes due September 15, 2012. Combined, we received proceeds, net of underwriting discounts and commissions, of $2,034.5 million from these long-term debt offerings and we used the proceeds from each of these offerings to reduce the borrowings under our commercial paper program. In addition, on August 15, 2007, we repaid $250 million of 5.35% senior notes that matured on that date;

•

a $52.3 million increase from lower partnership distributions in the first nine months of 2007, when compared to the first nine months of 2006. Distributions to all partners, consisting of our common and Class B unitholders, our general partner and minority interests, totaled $844.6 million in the first nine months of 2007, compared to $896.9 million in the same nine month prior year period;

•

a $49.5 million increase from overall equity financing activities—which include our issuances of limited partner units. In May 2007, we received proceeds of $297.9 million, after commissions and underwriting expenses, for our issuance of an additional 5,700,000 i-units to KMR. In the first nine months of 2006, we received proceeds of $248.4 million from the issuance of additional common units, including net proceeds of $248.0 million from our August 2006 public offering of an additional 5,750,000 of our common units at a price of $44.80, less commissions and underwriting expenses. We used the proceeds from each of these two equity issuances to reduce the borrowings under our commercial paper program;

•

a $104.5 million decrease from lower contributions from minority interests—principally due to contributions of $104.2 million received in the first nine months of 2006 from Sempra Energy with regard to their ownership interest in Rockies Express. The contributions from Sempra included an $80.0 million contribution for its 33 1/3% share of the purchase price of Entrega Gas Pipeline LLC, discussed above in “—Investing Activities;”

The overall decrease in period-to-period partnership distributions (described above) was also largely related to the activities of our Rockies Express Pipeline LLC subsidiary in 2006 driven by incremental minority interest distributions of $105.2 million paid from Rockies Express Pipeline LLC to Sempra Energy in the second quarter of 2006. The distributions to Sempra (and distributions to us for our proportional ownership interest) were made in conjunction with Rockies Express’ establishment of and subsequent borrowings under its commercial paper program during the second quarter of 2006. During the quarter, Rockies Express both issued a net amount of $412.5 million of commercial paper and distributed $315.5 million to its member owners. Prior to the establishment of its commercial paper program (supported by its five-year unsecured revolving credit agreement), Rockies Express funded its acquisition of Entrega Gas Pipeline LLC and its Rockies Express Pipeline construction costs with contributions from both us and Sempra.

Excluding the minority interest distributions to Sempra in 2006, our overall distributions increased $52.9 million, primarily resulting from higher distributions, in 2007, of “Available Cash,” as described below in “—Partnership Distributions.” The increase in “Available Cash” distributions in 2007 versus 2006 was due to an increase in the per unit cash distributions paid, an increase in the number of units outstanding and an increase in our general partner incentive distributions. The increase in our general partner incentive distributions resulted from both increased cash distributions per unit and an increase in the number of common units and i-units outstanding;

•	a $22.1 million decrease in cash inflows from net changes in cash book overdrafts—resulting from timing differences on checks issued but not yet endorsed.

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

On August 14, 2007, we paid a quarterly distribution of $0.85 per unit for the second quarter of 2007. This distribution was 5% greater than the $0.81 distribution per unit we paid in August 2006 for the second quarter of 2006. We paid this distribution in cash to our general partner and to our common and Class B unitholders. KMR, our sole i-unitholder, received additional i-units based on the $0.85 cash distribution per common unit. We believe that future operating results will continue to support similar levels of quarterly cash and i-unit distributions; however, no assurance can be given that future distributions will continue at such levels.

Additionally, on October 17, 2007, we declared a cash distribution of $0.88 per unit for the third quarter of 2007 (an annualized rate of $3.52 per unit). This distribution was 9% higher than the $0.81 per unit distribution we made for the third quarter of 2006. We expect to declare cash distributions in excess of our budget of $3.44 per unit for 2007; however, no assurance can be given that we will be able to achieve this level of distribution. Our projection does not include any benefits from unidentified acquisitions or take into account any capital costs associated with financing the payment of reparations sought by shippers on our Pacific operations’ interstate pipelines.

The incentive distribution that we paid on August 14, 2007 to our general partner (for the second quarter of 2007) was $147.6 million. Our general partner’s incentive distribution that we paid in August 2006 (for the second quarter of 2006) was $129.0 million. Our general partner’s incentive distribution for the distribution that we declared for the third quarter of 2007 will be $155.2 million, and our general partner’s incentive distribution for the distribution that we paid for the third quarter of 2006 was $133.0 million. The period-to-period increases in our general partner incentive distributions resulted from both increased cash distributions per unit and increases in the number of common units and i units outstanding.

Litigation and Environmental

As of September 30, 2007, we have recorded a total reserve for environmental claims, without discounting and without regard to anticipated insurance recoveries, in the amount of $77.9 million. In addition, we have recorded a receivable of $26.9 million for expected cost recoveries that have been deemed probable. The reserve is primarily established to address and clean up soil and ground water impacts from former releases to the environment at facilities we have acquired or accidental spills or releases at facilities that we own. Reserves for each project are generally established by reviewing existing documents, conducting interviews and performing site inspections to determine the overall size and impact to the environment. Reviews are made on a quarterly basis to determine the status of the cleanup and the costs associated with the effort. In assessing environmental risks in conjunction with proposed acquisitions, we review records relating to environmental issues, conduct site inspections, interview employees, and, if appropriate, collect soil and groundwater samples.

Additionally, as of September 30, 2007, and December 31, 2006, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $137.1 million and $112.0 million, respectively. The reserve is primarily related to various claims from lawsuits arising from SFPP, L.P.’s pipeline transportation rates, and the contingent amount is based on both probability of realization and our ability to reasonably estimate liability dollar amounts. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

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

Certain Contractual Obligations

There have been no material changes in our contractual obligations that would affect the disclosures presented as of December 31, 2006 in our 2006 Annual Report on Form 10-K and in our Current Report on Form 8-K filed August 22, 2007.

Off Balance Sheet Arrangements

Except as set forth under “—Red Cedar Gathering Company Debt” and “—Rockies Express Pipeline LLC Debt” in Note 7 to our consolidated financial statements included elsewhere in this report, there have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2006 in our 2006 Annual Report on Form 10-K and in our Current Report on Form 8-K filed August 22, 2007.

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

See Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, and Part II, Item 1A “Risk Factors” of this report for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in both our 2006 Annual Report on Form 10-K and this report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2006, in Item 7A of our 2006 Annual Report on Form 10-K and in our Current Report on Form 8-K filed August 22, 2007. For more information on our risk management activities, see Note 10 to our consolidated financial statements included elsewhere in this report.

Item 4.	Controls and Procedures.

As of September 30, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between our general partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units. When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. This methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. Moreover, under our current valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge these valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between our general partner and certain of our unitholders.

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

The recently completed Knight, formerly known as KMI, going-private transaction resulted in substantially more debt at Knight and could have an adverse affect on us, such as a downgrade in the ratings of our debt securities. On May 30, 2007, Knight completed its transaction whereby investors led by Richard D. Kinder, Chairman and CEO of Knight, acquired all of the outstanding shares of Knight (other than shares held by certain stockholders and investors) for $107.50 per share in cash. In connection with the transaction, Knight incurred substantially more debt. In conjunction with the going-private transaction, Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services reviewed and adjusted the credit ratings of both Knight and us. Following these adjustments, our senior unsecured debt is rated BBB/Baa2 by Standard & Poor’s and Moody’s, respectively. Though steps have been taken which are intended to allow our senior unsecured indebtedness to continue to be rated investment grade, we can provide no assurance that that will be the case.

Our senior management’s attention may be diverted from our daily operations because of significant transactions by Knight following the completion of the going-private transaction. The investors in the KMI going-private transaction include members of senior management of Knight, most of whom are also senior officers of our general partner and of KMR. Prior to consummation of the going-private transaction, KMI had publicly disclosed that several significant transactions were being considered that, if pursued, would require substantial management time and attention. As a result, our senior management’s attention may be diverted from the management of our daily operations.

Energy commodity transportation and storage activities involve numerous risks that may result in accidents or otherwise adversely affect operations. There are a variety of hazards and operating risks inherent to natural gas transmission and storage activities, and refined petroleum products and carbon dioxide transportation activities—such as leaks, explosions and mechanical problems that could result in substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution and impairment of operations, any of which also could result in substantial losses. For pipeline and storage assets located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from these risks could be greater. If losses in excess of our insurance coverage were to occur, they could have a material adverse effect on our business, financial condition and results of operations.

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

4.2 --

Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.85% Senior Notes due 2012.

10.1 --

Amendment No. 1 to Delegation of Control Agreement, dated as of July 20, 2007, among Kinder Morgan G.P., Inc., Kinder Morgan Management, LLC, Kinder Morgan Energy Partners, L.P. and its operating partnerships (filed as Exhibit 10.1 to Kinder Morgan Energy Partners, L.P.’s Current Report on Form 8 K on July 20, 2007 and incorporated herein by reference).

11--	Statement re: computation of per share earnings.
12 --	Statement re: computation of ratio of earnings to fixed charges.
31.1 --	Certification by CEO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 --	Certification by CFO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 --	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 --	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: November 7, 2007