Form 10-Q
period 2008-03-31
KINDER MORGAN ENERGY PARTNERS L P
filed 2008-05-06
CIK 888228

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number: 1-11234

KINDER MORGAN ENERGY PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	76-0380342 (I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1000, Houston, Texas 77002
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: 713-369-9000

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.
Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐ No  ☒

The Registrant had 177,054,734 common units outstanding as of April 30, 2008.

KINDER MORGAN ENERGY PARTNERS, L.P.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Financial Data of Previously Separate Entities are Combined—see Note 2)
(In Millions Except Per Unit Amounts)
(Unaudited)

	Three Months Ended March 31,

	2008	2007

Revenues
Natural gas sales	$1,721.2	$1,404.3
Services	675.7	557.0
Product sales and other	323.4	210.4

	2,720.3	2,171.7

Costs, Expenses and Other
Gas purchases and other costs of sales	1,732.1	1,385.8
Operations and maintenance	223.1	198.6
Fuel and power	63.3	52.3
Depreciation, depletion and amortization	158.1	130.3
General and administrative	76.8	70.3
Taxes, other than income taxes	48.0	35.0
Goodwill impairment expense	—	377.1
Other expense (income)	(0.5)	(2.2)

	2,300.9	2,247.2

Operating Income (Loss)	419.4	(75.5)

Other Income (Expense)
Earnings from equity investments	37.7	18.3
Amortization of excess cost of equity investments	(1.4)	(1.4)
Interest, net	(96.7)	(90.8)
Other, net	2.9	0.6
Minority Interest	(4.0)	1.2

Income (Loss) from Continuing Operations Before Income Taxes	357.9	(147.6)

Income Taxes	(11.7)	(9.0)

Income (Loss) from Continuing Operations	346.2	(156.6)

Discontinued Operations (Note 2):
Income from operations of North System	—	7.1
Adjustment to gain on disposal of North System	0.5	—

Income from Discontinued Operations	0.5	7.1

Net Income (Loss)	$346.7	$(149.5)

Calculation of Limited Partners’ interest in Net Income:
Income (Loss) from Continuing Operations	$346.2	$(156.6)
Less: General Partner’s interest	(187.4)	(136.0)

Limited Partners’ interest	158.8	(292.6)
Add: Limited Partners’ interest in Discontinued Operations	0.5	7.0

Limited Partners’ interest in Net Income (Loss)	$159.3	$(285.6)

Basic Limited Partners’ Net Income (Loss) per Unit:
Income (Loss) from Continuing Operations	$0.63	$(1.27)
Income from Discontinued Operations	—	0.03

Net Income (Loss)	$0.63	$(1.24)

Weighted average number of units outstanding	251.0	231.0

Diluted Limited Partners’ Net Income (Loss) per Unit:
Income (Loss) from Continuing Operations	$0.63	$(1.27)
Income from Discontinued Operations	—	0.04

Net Income (Loss)	$0.63	$(1.23)

Weighted average number of units outstanding	251.0	231.3

Per unit cash distribution declared	$0.96	$0.83

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Financial Data of Previously Separate Entities are Combined—see Note 2)
(In Millions)
(Unaudited)

	March 31,	December 31,

	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$73.3	$58.9
Restricted deposits	166.6	67.9
Accounts, notes and interest receivable, net
Trade	1,077.2	960.2
Related parties	8.7	3.6
Inventories
Products	20.3	19.5
Materials and supplies	18.8	18.3
Gas imbalances
Trade	19.5	21.2
Related parties	6.3	5.7
Gas in underground storage	28.4	—
Other current assets	60.3	54.4

	1,479.4	1,209.7

Property, Plant and Equipment, net	12,041.7	11,591.3
Investments	915.4	655.4
Notes receivable
Trade	0.1	0.1
Related parties	87.9	87.9
Goodwill	1,086.2	1,077.8
Other intangibles, net	217.0	238.6
Deferred charges and other assets	449.3	317.0

Total Assets	$16,277.0	$15,177.8

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable
Cash book overdrafts	$58.0	$19.0
Trade	1,004.2	926.7
Related parties	32.6	22.6
Current portion of long-term debt	567.4	610.2
Accrued interest	64.5	131.2
Accrued taxes	67.6	73.8
Deferred revenues	18.1	22.8
Gas imbalances
Trade	19.4	23.7
Related parties	—	—
Accrued other current liabilities	829.6	728.3

	2,661.4	2,558.3

Long-Term Liabilities and Deferred Credits
Long-term debt
Outstanding	7,094.7	6,455.9
Value of interest rate swaps	271.2	152.2

	7,365.9	6,608.1
Deferred revenues	18.3	14.2
Deferred income taxes	206.2	202.4
Asset retirement obligations	51.4	50.8
Other long-term liabilities and deferred credits	1,378.8	1,254.1

	9,020.6	8,129.6

Commitments and Contingencies (Note 3)
Minority Interest	55.5	54.2

Partners’ Capital
Common Units	3,385.7	3,048.4
Class B Units	100.5	102.0
i-Units	2,447.1	2,400.8
General Partner	175.9	161.1
Accumulated other comprehensive loss	(1,569.7)	(1,276.6)

	4,539.5	4,435.7

Total Liabilities and Partners’ Capital	$16,277.0	$15,177.8

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Financial Data of Previously Separate Entities are Combined—see Note 2)
(Increase/(Decrease) in Cash and Cash Equivalents In Millions)
(Unaudited)

	Three Months Ended March 31,

	2008	2007

Cash Flows From Operating Activities
Net Income (Loss)	$346.7	$(149.5)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	158.1	132.7
Amortization of excess cost of equity investments	1.4	1.4
Impairment of goodwill	—	377.1
Gains from property casualty indemnifications	—	(1.8)
Gains and other non-cash income from the sale of property, plant and equipment	(0.9)	(0.4)
Earnings from equity investments	(37.7)	(19.0)
Distributions from equity investments	24.1	44.0
Proceeds from termination of interest rate swap agreement	—	15.0
Changes in components of working capital:
Accounts receivable	(121.4)	217.3
Other current assets	(33.0)	(29.4)
Inventories	(1.5)	0.2
Accounts payable	66.0	(185.2)
Accrued interest	(66.7)	(28.3)
Accrued liabilities	1.8	(24.2)
Accrued taxes	1.2	22.8
Rate reparations, refunds and other litigation reserve adjustments	(23.3)	—
Other, net	(7.9)	(6.0)

Net Cash Provided by Operating Activities	306.9	366.7

Cash Flows From Investing Activities
Acquisitions of assets	(0.3)	(3.9)
Additions to property, plant and equip. for expansion and maintenance projects	(628.1)	(295.7)
Sale of property, plant and equipment, and other net assets net of removal costs	(4.2)	2.0
Property casualty indemnifications	—	8.0
Investments in margin deposits	(98.8)	(26.0)
Contributions to equity investments	(336.0)	(15.5)
Distributions from equity investments	89.1	—
Natural gas stored underground and natural gas liquids line-fill	(2.7)	5.1

Net Cash Used in Investing Activities	(981.0)	(326.0)

Cash Flows From Financing Activities
Issuance of debt	2,746.3	1,810.2
Payment of debt	(2,141.1)	(1,557.0)
Repayments from related party	—	1.1
Debt issue costs	(5.8)	(6.4)
Increase (Decrease) in cash book overdrafts	39.0	(16.3)
Proceeds from issuance of common units	384.3	—
Contributions from minority interest	4.8	0.5
Distributions to partners:
Common units	(156.6)	(135.3)
Class B units	(4.9)	(4.4)
General Partner	(172.6)	(120.0)
Minority interest	(4.2)	(4.5)

Net Cash Provided by (Used in) Financing Activities	689.2	(32.1)

Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.1

Increase in Cash and Cash Equivalents	14.4	8.7
Cash and Cash Equivalents, beginning of period	58.9	6.7

Cash and Cash Equivalents, end of period	$73.3	$15.4

Noncash Investing and Financing Activities:
Assets acquired by the assumption or incurrence of liabilities	$0.3	$0.2

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

          We believe, however, that our disclosures are adequate to make the information presented not misleading. Our consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our financial results for the interim periods. You should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

          Knight Inc. (formerly known as Kinder Morgan, Inc.), Kinder Morgan G.P., Inc. and Kinder Morgan Management, LLC

          Knight Inc., referred to as “Knight” in this report, is a private company owned by investors led by Richard D. Kinder, Chairman and Chief Executive Officer of Kinder Morgan G.P., Inc., our general partner, and Kinder Morgan Management, LLC, its delegate. Additional investors in Knight include, among others, certain senior members of Knight’s management, most of whom are also senior officers of our general partner and of its delegate. Before completing its going-private transaction on May 30, 2007, and subsequently being renamed, Knight was formerly known as Kinder Morgan, Inc., a Kansas corporation referred to as “KMI” in this report.

          Knight remains the sole indirect common stockholder of our general partner. On July 27, 2007, our general partner issued and sold 100,000 shares of Series A fixed-to-floating rate term cumulative preferred stock due 2057. The consent of holders of a majority of these preferred shares is required with respect to a commencement of or a filing of a voluntary bankruptcy proceeding with respect to us or two of our subsidiaries, SFPP, L.P. and Calnev Pipe Line LLC.

          Kinder Morgan Management, LLC, referred to as “KMR” in this report, is a Delaware limited liability company. Our general partner owns all of KMR’s voting securities and, pursuant to a delegation of control agreement, has delegated to KMR, to the fullest extent permitted under Delaware law and our partnership agreement, all of its power and authority to manage and control our business and affairs, except that KMR cannot take certain specified actions without the approval of our general partner. More information on these entities and the delegation of control agreement is contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

          Basis of Presentation

          Our consolidated financial statements include our accounts and those of our operating partnerships and their majority-owned and controlled subsidiaries. Our accounting records are maintained in United States dollars, and all references to dollars are United States dollars, except where stated otherwise.

          All significant intercompany items have been eliminated in consolidation. Certain amounts from prior periods have been reclassified to conform to the current presentation. Our accompanying consolidated financial statements reflect amounts on a historical cost basis, and, accordingly, do not reflect any purchase accounting adjustments related to the May 30, 2007 going-private transaction of KMI, now known as Knight. In addition, as discussed in

Note 2 below, our financial statements included in this report include the transactions, balances and results of operations of our Trans Mountain pipeline system as if it had been transferred to us on January 1, 2006.

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

          Emerging Issues Task Force Issue No. 03-6, or EITF 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128” addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its securities. For partnerships, under the two-class method, earnings per unit is calculated as if all of the earnings for the period were distributed regardless of whether a general partner has discretion over the amount of distribution to be made for any particular period.

2. Acquisitions, Joint Ventures and Divestitures

          Acquisitions

          During the first quarter of 2008, we did not enter into any new business acquisitions or any new joint ventures; however, we did record certain purchase price adjustments related to our previously completed acquisition of bulk terminal assets acquired effective September 1, 2007. On that date, we acquired certain bulk terminals assets from Marine Terminals, Inc. for an aggregate consideration of approximately $101.6 million, consisting of $100.4 million in cash and an assumed liability of $1.2 million. The acquired assets and operations are included in our Terminals business segment and are primarily involved in the handling and storage of steel and alloys. The operations consist of two separate facilities located in Blytheville, Arkansas, and individual terminal facilities located in Decatur, Alabama; Hertford, North Carolina; and Berkley, South Carolina. Combined, the five facilities handle approximately 13.5 million tons of alloys and steel products annually and also provide stevedoring and harbor services, scrap handling, and scrap processing services to customers in the steel and alloys industry.

          Based on an appraisal of fair market values, as of March 31, 2008, we allocated $60.8 million of our combined purchase price to “Property, Plant and Equipment, net;” $21.7 million to “Other intangibles, net;” $18.1 million to “Goodwill;” and $1.0 million to “Other current assets” or “Deferred charges and other assets.” The allocation to “Other intangibles, net” included $20.1 million, representing the fair value of a service contract entered into with Nucor Corporation, a large domestic steel company with significant operations in the Southeast region of the United States. For valuation purposes, the service contract was determined to have a useful life of 20 years, and pursuant to the contract’s provisions, the acquired terminal facilities will continue to provide Nucor with handling, processing, harboring and warehousing services. As of March 31, 2008, our allocation of the purchase price was preliminary, pending final determination of certain working capital balances at the time of acquisition. We expect these final purchase price adjustments to be made by the end of the third quarter of 2008.

          The allocation to “Goodwill,” which is expected to be deductible for tax purposes, was based on the fact that this acquisition both expanded and complemented our existing ferro alloy terminal operations and will provide Nucor and other customers further access to our growing national network of marine and rail terminals. We believe the acquired value of the assets, including all contributing intangible assets, exceeded the fair value of acquired identifiable net assets and liabilities—in the aggregate, these factors represented goodwill.

          Joint Ventures

          In the first quarter of 2008, we made capital contributions of $306.0 million to West2East Pipeline LLC (the sole owner of Rockies Express Pipeline LLC) to partially fund its Rockies Express Pipeline construction costs. We included this cash contribution as in increase to “Investments” in our accompanying consolidated balance sheet as of March 31, 2008, and we included it within “Contributions to equity investments” in our accompanying consolidated statement of cash flows for the three months ended March 31, 2008. We own a 51% equity interest in the Rockies Express joint venture pipeline.

          Pro Forma Information

          Pro forma consolidated income statement information that assumes all of the acquisitions we have made and all of the joint ventures we have entered into since January 1, 2007, had occurred as of January 1, 2007, is not materially different from the information presented in our accompanying consolidated statements of income.

          Trans Mountain Pipeline System

          On April 30, 2007, we acquired the Trans Mountain pipeline system from Knight for $549.1 million in cash. The transaction was approved by the independent directors of both Knight and KMR following the receipt by such directors of separate fairness opinions from different investment banks. We paid $549 million of the purchase price on April 30, 2007, and we paid the remaining $0.1 million in July 2007.

          Effective January 1, 2006, Knight (formerly KMI), our ultimate parent, according to the provisions of Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” was deemed to have control over us and no longer accounted for its investment in us under the equity method of accounting, but instead included our accounts, balances and results of operations in its consolidated financial statements. As required by the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” we accounted for our acquisition of Trans Mountain as a transfer of net assets between entities under common control. For combinations of entities under common control, the purchase cost provisions (as they relate to purchase business combinations involving unrelated entities) of SFAS No. 141 explicitly do not apply; instead the method of accounting prescribed by SFAS No. 141 for such transfers is similar to the pooling-of-interests method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity, and no other assets or liabilities are recognized as a result of the combination (that is, no recognition is made for a purchase premium or discount representing any difference between the cash consideration paid and the book value of the net assets acquired).

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

          In addition to requiring that assets and liabilities be carried forward at historical costs, SFAS No. 141 also prescribes that for transfers of net assets between entities under common control, all income statements presented be combined as of the date of common control. Accordingly, our consolidated financial statements and all other financial information included in this report have been restated to assume that the transfer of Trans Mountain net assets from Knight to us had occurred at the date when both Trans Mountain and we met the accounting requirements for entities under common control (January 1, 2006). As a result, financial statements and financial information presented in this report for the first quarter of 2007 have been restated. This restatement includes Knight’s recognition of a goodwill impairment expense of $377.1 million recorded in the first quarter of 2007. For more information on this impairment expense, see Note 6.

          The Trans Mountain pipeline system, which transports crude oil and refined products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia and the state of Washington, completed a pump station expansion in April 2007 that increased capacity to approximately 260,000 barrels per day. An additional 40,000 barrel per day expansion that will increase capacity of the pipeline to 300,000 barrels per day is currently under construction. Service on the first 25,000 barrels per day of this capacity increase began on May 1, 2008, and we expect to begin service on the remaining 15,000 barrels per day by November 2008.

          In addition, due to the fact that Trans Mountain’s operations are managed separately, involve different products and marketing strategies, and produce discrete financial information that is separately evaluated internally by our management, we have identified our Trans Mountain pipeline system as a separate reportable business segment.

          In April 2008, as a result of finalizing certain “true-up” provisions in our acquisition agreement related to Trans Mountain pipeline expansion commitments, we received a cash contribution of $23.4 million from Knight. Pursuant to the accounting provisions concerning transfers of net assets between entities under common control, and consistent with our treatment of cash payments made to Knight for Trans Mountain net assets in 2007, we accounted for this cash contribution as an adjustment to equity—primarily as an increase in “Partners’ Capital.”

          Divestitures

          Thunder Creek Gas Services, LLC

          On March 14, 2008, we entered into an agreement to sell our 25% ownership interest in Thunder Creek Gas Services, LLC to PVR Midstream LLC, a subsidiary of Penn Virginia Corporation. We account for our investment in Thunder Creek Gas Services, LLC, referred to in this report as Thunder Creek, under the equity method of accounting and include its results in our Natural Gas Pipelines business segment. Devon Energy owns the remaining 75% ownership interest.

          Thunder Creek provides natural gas gathering, compression and treating service to a number of coal seam gas producers in the Powder River Basin of northeast Wyoming. Thunder Creek’s operations are a combination of mainline and low pressure gathering assets, and throughput volumes include both coal seam and conventional plant residue gas. The mainline assets include 125 miles of mainline pipeline, 230 miles of high and low pressure laterals, approximately 26,600 horsepower of mainline compression, and carbon dioxide removal facilities consisting of a 220 million cubic feet per day carbon dioxide treating plant with natural gas dehydration capability. The transaction closed effective April 1, 2008. We received cash proceeds of approximately $51.6 million for our investment, and we expect to recognize a gain of approximately $13 million with respect to this transaction in the second quarter of 2008.

          North System Natural Gas Liquids Pipeline System – Discontinued Operations

          On July 2, 2007, we announced that we entered into an agreement to sell the North System natural gas liquids pipeline and our 50% ownership interest in the Heartland Pipeline Company (collectively referred to in this report as our North System) to ONEOK Partners, L.P. for approximately $298.6 million in cash. Our investment in net assets, including all transaction related accruals, was approximately $145.8 million, most of which represented property, plant and equipment, and we recognized approximately $152.8 million of gain in the fourth quarter of 2007 from the sale of these net assets. Also, in the first quarter of 2008, we paid a net amount of $2.4 million to ONEOK to fully settle both the sale of working capital items and the allocation of pre-acquisition investee distributions, and to partially settle the sale of liquids inventory balances. We recognized an additional $0.5 million gain, primarily based upon these adjustments, and we reported this gain within the caption “Adjustment to gain on disposal of North System” within the discontinued operations section of our accompanying consolidated statement of income for the three months ended March 31, 2008. We expect to settle all outstanding issues with the buyer and to determine and record the sale of final book value balances in the second quarter of 2008.

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

          In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we accounted for the North System business as a discontinued operation whereby the financial results of the North System have been reclassified to discontinued operations in our accompanying consolidated statement of income for the three months ended March 31, 2007.

          Summarized financial information of the North System is as follows (in millions):

	Three Months Ended March 31,

	2008	2007

Operating revenues	$—	$13.3
Operating expenses	—	(4.5)
Depreciation and amortization	—	(2.4)
Earnings from equity investments	—	0.7

Income from operations	—	7.1
Gain on disposal	0.5	—

Earnings from Discontinued Operations	$0.5	$7.1

          Additionally, in our accompanying consolidated statement of cash flows for the three months ended March 31, 2007, we elected to not separately present the North System’s operating and investing cash flows as discontinued operations, and, due to the fact that the sale of the North System does not change the structure of our internal organization in a manner that causes a change to our reportable business segments pursuant to the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have included the North System’s financial results within our Products Pipelines business segment disclosures presented in this report for the first quarter of 2007.

3. Litigation, Environmental and Other Contingencies

          Below is a brief description of our ongoing material legal proceedings, including any material developments that occurred in such proceedings during the three months ended March 31, 2008. Additional information with respect to these proceedings can be found in Note 16 to our audited financial statements that were filed with our Annual Report on Form 10-K for the year ended December 31, 2007. This Note also contains a description of any material legal proceedings that were initiated during the three months ended March 31, 2008.

          Federal Energy Regulatory Commission Proceedings

          Our SFPP, L.P. and Calnev Pipe Line LLC subsidiaries are involved in various proceedings before the Federal Energy Regulatory Commission, referred to in this note as the FERC. The tariffs and rates charged by SFPP and Calnev are subject to numerous ongoing proceedings at the FERC, including shippers’ complaints and protests regarding interstate rates on these pipeline systems. In general, these complaints allege the rates and tariffs charged by SFPP and Calnev are not just and reasonable.

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

         Following are a summary of developments during the first quarter of 2008 and a listing of certain active FERC proceedings pertaining to our Pacific operations:

▪   FERC Docket No. OR92-8, et al.—Complainants/Protestants: Chevron; Navajo; ARCO; BP WCP; Western Refining; ExxonMobil; Tosco; and Texaco (Ultramar is an intervenor)—Defendant: SFPP

Consolidated proceeding involving shipper complaints against certain East Line and West Line rates. All six issues (and others) described four paragraphs above are involved in these proceedings. Portions of this proceeding were appealed (and re-appealed) to the United States Court of Appeals for the District of Columbia Circuit, referred to in this note as the D.C. Court, and remanded to the FERC. BP WCP, Chevron, and ExxonMobil requested a hearing before the FERC on remanded grandfathering and income tax allowance issues. The FERC issued an Order on Rehearing, Remand, Compliance, and Tariff Filings on December 26, 2007, which denied the requests for a hearing, and ruled on SFPP’s March 7, 2006 compliance filing and remand issues. The FERC, inter alia, affirmed its income tax allowance policy, further clarified the implementation of that policy with respect to SFPP, and required SFPP to file a compliance filing. On February 15, 2008, the FERC issued an order granting and denying rehearing regarding certain findings in the December 2007 order;

▪   FERC Docket No. OR92-8-025—Complainants/Protestants: BP WCP; ExxonMobil; Chevron; ConocoPhillips; and Ultramar—Defendant: SFPP

Proceeding involving shipper complaints against rates charged prior to April 1, 1999 at SFPP’s Watson Station drain-dry facilities; the FERC affirmed an Initial Decision against SFPP concerning reserved settlement issues on reparations. Petition for review filed by SFPP at the D.C. Court;

▪   FERC Docket Nos. OR92-8-028, et al.—Complainants/Protestants: BP WCP; ExxonMobil; Chevron; ConocoPhillips; and Ultramar—Defendant: SFPP

Proceeding involving shipper complaints against SFPP’s Watson Station rates. A settlement was reached in which SFPP agreed to lower its Watson Station rate and pay refunds for the period between April 1, 1999, and September 1, 2006, when the new rate took effect. The settlement reserved the issue of whether reparations were owed for the period prior to April 1, 1999. On February 12, 2008, the FERC ruled that SFPP owed reparations for shipments prior to April 1, 1999, and in March 2008, SFPP made the required reparation payments of $23.3 million.

▪   FERC Docket No. OR96-2, et al.—Complainants/Protestants: All Shippers except Chevron (which is an intervenor)—Defendant: SFPP

Consolidated proceeding involving shipper complaints against all SFPP rates. All six issues (and others) described four paragraphs above are involved in these proceedings. Portions of this proceeding were appealed (and re-appealed) to the D.C. Court and remanded to the FERC. The FERC issued an Order on Rehearing, Remand, Compliance, and Tariff Filings on December 26, 2007, which denied the requests for a hearing and ruled on SFPP’s March 7, 2006 compliance filing and remand issues. The FERC, inter alia, affirmed its income tax allowance policy and further clarified the implementation of that policy with respect to SFPP, and required SFPP to file a compliance filing. On February 15, 2008, the FERC issued an order granting and denying Rehearing regarding certain findings in the December 2007 order;

▪   FERC Docket Nos. OR02-4 and OR03-5—Complainant/Protestant: Chevron—Defendant: SFPP

Chevron initiated proceeding to permit Chevron to become complainant in OR96-2. Appealed to the D.C. Court and held in abeyance pending final disposition of the OR96-2 proceedings;

▪   FERC Docket No. OR04-3—Complainants/Protestants: America West Airlines; Southwest Airlines; Northwest Airlines; and Continental Airlines—Defendant: SFPP

Complaint alleges that West Line and Watson Station rates are unjust and unreasonable. Watson Station issues severed and consolidated into a proceeding focused only on Watson-related issues. The FERC has set the complaints against the West Line rates for hearing but denied the request to consolidate the dockets with the ongoing proceedings involving SFPP’s North and Oregon Line rates;

▪   FERC Docket Nos. OR03-5, OR05-4 and OR05-5—Complainants/Protestants: BP WCP; ExxonMobil; and ConocoPhillips (other shippers intervened)—Defendant: SFPP

Complaints allege that SFPP’s interstate rates are not just and reasonable. The FERC has set the complaints against the West and East Line rates for hearing, but denied the request to consolidate the dockets with the ongoing proceedings involving SFPP’s North and Oregon Line rates;

▪   FERC Docket No. OR03-5-001—Complainants/Protestants: BP WCP; ExxonMobil; and ConocoPhillips (other shippers intervened)—Defendant: SFPP

The FERC severed the portions of the complaints in Docket Nos. OR03-5, OR05-4, and OR05-5 regarding SFPP’s North and Oregon Line rates into a separate proceeding in Docket No. OR03-5-001, which has been set for hearing;

▪   FERC Docket No. OR07-1—Complainant/Protestant: Tesoro—Defendant: SFPP

Complaint alleges that SFPP’s North Line rates are not just and reasonable. Complaint held in abeyance pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C. Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy;

▪   FERC Docket No. OR07-2—Complainant/Protestant: Tesoro—Defendant: SFPP

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

▪   FERC Docket No. OR07-3—Complainants/Protestants: BP WCP; Chevron; ExxonMobil; Tesoro; and Valero Marketing—Defendant: SFPP

Complaint alleges that SFPP’s North Line indexed rate increase was not just and reasonable. The FERC has dismissed the complaint and denied rehearing of the dismissal. Petitions for review filed by BP WCP and ExxonMobil at the D.C. Court;

▪   FERC Docket No. OR07-4—Complainants/Protestants: BP WCP; Chevron; and ExxonMobil—Defendants: SFPP; Kinder Morgan G.P., Inc.; and Knight Inc.

Complaint alleges that SFPP’s rates are not just and reasonable. Complaint held in abeyance pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C. Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy. Complainants have withdrawn the portions of the complaint directed to SFPP’s affiliates;

▪   FERC Docket Nos. OR07-5 and OR07-7 (consolidated)—Complainants/Protestants: ExxonMobil and Tesoro—Defendants: Calnev; Kinder Morgan G.P., Inc.; and Knight Inc.

Complaints allege that none of Calnev’s current rates are just or reasonable. On July 19, 2007, the FERC accepted and held in abeyance the portion of the complaints against the non-grandfathered portion of Calnev’s rates, dismissed with prejudice the complaints against Calnev’s affiliates, and allowed complainants to file amended complaints regarding the grandfathered portion of Calnev’s rates. ExxonMobil filed a request for rehearing of the dismissal of the complaints against Calnev’s affiliates, which is currently pending before the FERC. Following a FERC decision in December 2007, ExxonMobil and Tesoro filed amended complaints in these dockets, which Calnev answered. The FERC has not acted on the amended complaints. Calnev and ExxonMobil have reached an agreement in principle to settle this and other dockets. On April 18, 2008, ExxonMobil filed a notice withdrawing its complaint in Docket No. OR07-5 and its motion to intervene in Docket No. OR07-7;

▪ FERC Docket No. OR07-6—Complainant/Protestant: ConocoPhillips—Defendant: SFPP Complaint alleges that SFPP’s North Line indexed rate increase was not just and reasonable. The FERC dismissed the complaints in Docket Nos. OR07-3 and OR07-6 in a single order, without consolidating the complaints, and denied the request for rehearing of the dismissal filed in Docket No. OR07-3. Although the FERC orders in these dockets have been appealed by certain of the complainants in Docket No. OR07-3, they were not appealed by ConocoPhillips in Docket No. OR07-6. The FERC’s decision in Docket No. OR07-6 is now final;

▪   FERC Docket No. OR07-8 (consolidated with Docket No. OR07-11)—Complainant/Protestant: BP WCP—Defendant: SFPP

Complaint alleges that SFPP’s 2005 indexed rate increase was not just and reasonable. On June 6, 2007, the FERC dismissed challenges to SFPP’s underlying rate but held in abeyance the portion of the Complaint addressing SFPP’s July 1, 2005 index-based rate increases. SFPP requested rehearing on July 6, 2007, which the FERC denied. On February 13, 2008, the FERC set this complaint for hearing, but referred it to settlement negotiations which are ongoing;

▪   FERC Docket No. OR07-9—Complainant/Protestant: BP WCP—Defendant: SFPP

Complaint alleges that SFPP’s ultra low sulphur diesel (ULSD) recovery fee violates the filed rate doctrine and that, in any event, the recovery fee is unjust and unreasonable. On July 6, 2007, the FERC dismissed the complaint. BP WCP requested rehearing, which the FERC denied. A petition for review was filed by BP WCP, which was dismissed by the D.C. Court on March 17, 2008;

▪   FERC Docket No. OR07-10—Complainants/Protestants: BP WCP; ConocoPhillips; Valero; and ExxonMobil—Defendant: Calnev

Calnev filed a petition with the FERC on May 14, 2007, requesting that the FERC issue a declaratory order approving Calnev’s proposed rate methodology and granting other relief with respect to a substantial proposed expansion of Calnev’s mainline pipeline system. On July 20, 2007, the FERC granted Calnev’s petition for declaratory order;

▪   FERC Docket No. OR07-11 (consolidated with Docket No. OR07-8)—Complainant/Protestant: ExxonMobil—Defendant: SFPP

Complaint alleges that SFPP’s 2005 indexed rate increase was not just and reasonable. On February 13, 2008, the FERC set this complaint for hearing, but referred it to settlement negotiations which are ongoing. It is consolidated with the complaint in Docket No. OR07-8;

▪   FERC Docket No. OR07-14—Complainants/Protestants: BP WCP and Chevron—Defendants: SFPP; Calnev, and several affiliates

Complaint alleges violations of the Interstate Commerce Act and FERC’s cash management regulations, seeks review of the FERC Form 6 annual reports of SFPP and Calnev, and again requests interim refunds and reparations. The FERC dismissed the complaints, but directed SFPP and Calnev to review their cash management agreements and records to confirm compliance with FERC requirements and to make corrections, if necessary;

▪   FERC Docket No. OR07-16—Complainant/Protestant: Tesoro—Defendant: Calnev

Complaint challenges Calnev’s 2005, 2006, and 2007 indexing adjustments. The FERC dismissed the complaint. A petition for review was filed by Tesoro. A scheduling order for briefs has been issued by the D.C. Court;

▪   FERC Docket No. OR07-18—Complainants/Protestants: Airline Complainants; Chevron; and Valero Marketing—Defendant: Calnev

Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. In December 2007, the FERC issued an order accepting and holding in abeyance the portion of the complaint against the non-grandfathered portion of Calnev’s rates. The order also gave complainants 45 days to amend their complaint against the grandfathered portion of Calnev’s rates in light of clarifications provided in the FERC’s order. The FERC has not acted on the amended complaint;

▪   FERC Docket No. OR07-19—Complainant/Protestant: ConocoPhillips—Defendant: Calnev

Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. In December 2007, the FERC issued an order accepting and holding in abeyance the portion of the complaint against the non-grandfathered portion of Calnev’s rates. The order also gave complainant 45 days to amend its complaint against the grandfathered portion of Calnev’s rates in light of clarifications provided in the FERC’s order. The FERC has not acted on the amended complaint;

▪   FERC Docket No. OR07-20—Complainant/Protestant: BP WCP—Defendant: SFPP

Complaint alleges that SFPP’s 2007 indexed rate increase was not just and reasonable. The FERC dismissed the complaint and complainant filed a request for rehearing. Prior to a FERC ruling on the request for rehearing, the parties reached a settlement. In February 2008, FERC accepted a joint offer of settlement that dismisses, with prejudice, the East Line index rate portion of the complaint in OR07-20 for the period from June 1, 2006 through and to November 30, 2007;

▪   FERC Docket No. OR07-22—Complainant/Protestant: BP WCP—Defendant: Calnev

Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. In December 2007, the FERC issued an order giving complainant 45 days to amend its complaint in light of guidance provided by the FERC. The FERC has not acted on the amended complaint;

▪   FERC Docket No. IS05-230 (North Line rate case)—Complainants/Protestants: Shippers—Defendant: SFPP

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

▪   FERC Docket No. IS05-327—Complainants/Protestants: Shippers—Defendant: SFPP

SFPP filed to increase certain rates on its pipelines pursuant to FERC’s indexing methodology. Various shippers protested, but FERC determined that the tariff filings were consistent with its regulations. FERC denied rehearing. The D.C. Court dismissed a petition for review, citing a lack of jurisdiction to review a decision by FERC not to order an investigation;

▪   FERC Docket No. IS06-283 (East Line rate case)—Complainants/Protestants: Shippers—Defendant: SFPP

SFPP filed to increase East Line rates to reflect increased costs due to installation of new pipe between El Paso, Texas and Tucson, Arizona. Various shippers protested. In November 2007, the parties submitted a joint offer of settlement which was certified to the FERC in December 2007. In February 2008, as clarified in April 2008, the FERC accepted the joint offer of settlement which, among other things, resolved all protests and complaints related to the East Line Phase I Expansion Tariff. SFPP made the payments to the parties to the settlement on April 8, 2008 and certified to the FERC that such payments were made on April 9, 2008;

▪   FERC Docket No. IS06-296—Complainant/Protestant: ExxonMobil—Defendant: Calnev

Calnev increased its interstate rates pursuant to the FERC’s indexing methodology. ExxonMobil protested the indexing adjustment, and the FERC set the proceeding for investigation and hearing. Calnev filed a motion to dismiss that is currently pending before the FERC. This proceeding is currently in abeyance pending ongoing settlement discussions. Calnev and ExxonMobil have reached an agreement in principle to settle this and other dockets. On April 18, 2008, ExxonMobil filed a notice withdrawing its protest in Docket No. IS06-296;

▪   FERC Docket No. IS06-356—Complainants/Protestants: Shippers—Defendant: SFPP

SFPP filed to increase certain rates on its pipelines pursuant to FERC’s indexing methodology. Various shippers protested, but FERC found the tariff filings consistent with its regulations. FERC has rescinded the index increase for the East Line rates, and SFPP has requested rehearing. The D.C. Court dismissed a petition for review, citing the rehearing request pending before the FERC. On September 20, 2007, the FERC denied SFPP’s request for rehearing. In November 2007, all parties submitted a joint offer of settlement. In February 2008, the FERC accepted the joint offer of settlement which, among other things, resolved all protests and complaints related to the East Line 2006 Index Tariff. SFPP made the payments to the parties to the settlement on April 8, 2008 and certified to the FERC that such payments were made on April 9, 2008;

▪   FERC Docket No. IS07-137 (ULSD surcharge)—Complainants/Protestants: Shippers—Defendant: SFPP

SFPP filed tariffs reflecting a ULSD recovery fee on diesel products and a ULSD litigation surcharge, and various shippers protested the tariffs. The FERC accepted, subject to refund, the ULSD recovery fee, rejected the ULSD litigation surcharge, and has held the proceeding in abeyance pending resolution of other proceedings involving SFPP. Chevron and Tesoro filed requests for rehearing, which the FERC denied by operation of law. BP WCP petitioned the D.C. Court for review of the FERC’s denial, the FERC filed a motion to dismiss, and the D.C. Court granted the FERC’s motion;

▪   FERC Docket No. IS07-229—Complainants/Protestants: BP WCP and ExxonMobil—Defendant: SFPP

SFPP filed to increase certain rates on its pipelines pursuant to FERC’s indexing methodology. Two shippers filed protests. The FERC found the tariff filings consistent with its regulations but suspended the increased rates subject to refund pending challenges to SFPP’s underlying rates. In November 2007, all parties submitted a joint offer of settlement. In February 2008, the FERC accepted the joint offer of settlement which, among other things, resolved all protests and complaints related to the East Line 2007 Index Tariff. In April 2008, SFPP certified payments under the settlement agreement;

▪   FERC Docket No. IS07-234—Complainants/Protestants: BP WCP and ExxonMobil—Defendant: Calnev

Calnev filed to increase certain rates on its pipeline pursuant to FERC’s indexing methodology. Two shippers protested. The FERC found the tariff filings consistent with its regulations but suspended the increased rates subject to refund pending challenges to SFPP’s underlying rates. Calnev and ExxonMobil have reached an agreement in principle to settle this and other dockets. On April 18, 2008, ExxonMobil filed a notice withdrawing its protest in Docket No. IS07-234;

▪   FERC Docket No. IS08-28—Complainants/Protestants: ConocoPhillips; Chevron; BP WCP; ExxonMobil; Southwest Airlines; Western; and Valero—Defendant: SFPP

SFPP filed to increase its East Line rates based on costs incurred related to an expansion. Various shippers filed protests, which SFPP answered. The FERC issued an order on November 29, 2007 accepting and suspending the tariff subject to refund. The proceeding is being held in abeyance pursuant to ongoing settlement negotiations; and

▪   Motions to compel payment of interim damages (various dockets)—Complainants/Protestants: Shippers—Defendants: SFPP; Kinder Morgan G.P., Inc.; and Knight Inc.

Motions seek payment of interim refunds or escrow of funds pending resolution of various complaints and protests involving SFPP. The FERC denied shippers’ refund requests in an order issued on December 26, 2007 in Docket Nos. OR92-8, et al. On March 19, 2008, ConocoPhillips and Tosco filed a Motion for Interim Refund and Reparations Order. SFPP filed a response on April 3, 2008. The FERC has yet to act on the parties’ motion.

         In December 2005, SFPP received a FERC order in Docket Nos. OR92-8, et al. and OR96-2, et al. that directed it to submit compliance filings and revised tariffs. In accordance with the FERC’s December 2005 order and its February 2006 order on rehearing, SFPP submitted a compliance filing to the FERC in March 2006, and rate reductions were implemented on May 1, 2006.

         In December 2007, as a follow-up to the March 2006 compliance filing, SFPP received a FERC order that directed us to submit revised compliance filings and revised tariffs. In conjunction with this order, our other FERC and California Public Utilities Commission rate cases, and other unrelated litigation matters, we increased our litigation reserves by $140.0 million in the fourth quarter of 2007. We assume that, with respect to our SFPP litigation reserves, any reparations and accrued interest thereon will be paid no earlier than the fourth quarter of 2008. In accordance with FERC’s December 2007 order and its February 2008 order on rehearing, SFPP submitted a compliance filing to FERC in February 2008, and further rate reductions were implemented on March 1, 2008. We estimate that the impact of the new rates on our 2008 budget will be less than $3.0 million.

          In general, if the shippers are successful in proving their claims, they are entitled to reparations or refunds of any excess tariffs or rates paid during the two year period prior to the filing of their complaint, and our Pacific operations may be required to reduce the amount of its tariffs or rates for particular services. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts. Our April 2008 settlements described above totaled $4.5 million, and based on our review of these FERC proceedings, we estimate that as of March 31, 2008, shippers are seeking approximately $267 million in reparation and refund payments and approximately $45 million in additional annual rate reductions.

          California Public Utilities Commission Proceedings

          On April 7, 1997, ARCO, Mobil and Texaco filed a complaint against SFPP with the California Public Utilities Commission, referred to in this note as the CPUC. The complaint challenges rates charged by SFPP for intrastate transportation of refined petroleum products through its pipeline system in the state of California and requests prospective rate adjustments and refunds with respect to previously untariffed charges for certain pipeline transportation and related services.

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

          Gerald O. Bailey et al. v. Shell Oil Co. et al/Southern District of Texas Lawsuit

          Kinder Morgan CO2, Kinder Morgan Energy Partners, L.P. and Cortez Pipeline Company are among the defendants in a proceeding in the federal courts for the southern district of Texas. Gerald O. Bailey et al. v. Shell Oil Company et al., (Civil Action Nos. 05-1029 and 05-1829 in the U.S. District Court for the Southern District of

Texas—consolidated by Order dated July 18, 2005). The plaintiffs are asserting claims for the underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit. The plaintiffs assert claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary and agency duties, breach of contract and covenants, violation of the Colorado Unfair Practices Act, civil theft under Colorado law, conspiracy, unjust enrichment, and open account. Plaintiffs Gerald O. Bailey, Harry Ptasynski, and W.L. Gray & Co. have also asserted claims as private relators under the False Claims Act and for violation of federal and Colorado antitrust laws. The plaintiffs seek actual damages, treble damages, punitive damages, a constructive trust and accounting, and declaratory relief. The defendants filed motions for summary judgment on all claims.

          Effective March 5, 2007, all defendants and plaintiffs Bridwell Oil Company, the Alicia Bowdle Trust, and the Estate of Margaret Bridwell Bowdle executed a final settlement agreement which provides for the dismissal of these plaintiffs’ claims with prejudice to being refiled. On June 10, 2007, the Houston federal district court entered an order of partial dismissal by which the claims by and against the settling plaintiffs were dismissed with prejudice. The claims asserted by Bailey, Ptasynski, and Gray are not included within the settlement or the order of partial dismissal. Effective April 8, 2008, the Shell and Kinder Morgan defendants and plaintiff Gray entered into an indemnification agreement that provides for the dismissal of Gray’s claims with prejudice.

          On April 22, 2008, the federal district court granted defendants’ motions for summary judgment and ruled that plaintiffs Bailey, Ptasynski, and Gray take nothing on their claims.

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

          On October 2, 2007, the plaintiff initiated a second arbitration (CO2 Committee, Inc. v. Shell CO2 Company, Ltd., aka Kinder Morgan CO2 Company, L.P., et al.) against Cortez Pipeline Company, Kinder Morgan CO2 and an ExxonMobil entity. The second arbitration asserts claims similar to those asserted in the first arbitration. On October 11, 2007, the defendants filed a Complaint for Declaratory Judgment and Injunctive Relief in federal district court in New Mexico. The Complaint seeks dismissal of the second arbitration on the basis of res judicata. In November 2007, the plaintiff in the arbitration moved to dismiss the defendants’ Complaint on the grounds that the issues presented should be decided by a panel in a second arbitration. In December 2007, the defendants in the arbitration filed a motion seeking summary judgment on their Complaint and dismissal of the second arbitration. No hearing date has been set.

          MMS Notice of Noncompliance and Civil Penalty

          On December 20, 2006, Kinder Morgan CO2 received a “Notice of Noncompliance and Civil Penalty: Knowing or Willful Submission of False, Inaccurate, or Misleading Information—Kinder Morgan CO2 Company, L.P., Case No. CP07-001” from the U.S. Department of the Interior, Minerals Management Service, referred to in this note as the MMS. This Notice, and the MMS’s position that Kinder Morgan CO2 has violated certain reporting obligations, relates to a disagreement between the MMS and Kinder Morgan CO2 concerning the approved transportation allowance to be used in valuing McElmo Dome carbon dioxide for purposes of calculating federal royalties. The Notice of Noncompliance and Civil Penalty assesses a civil penalty of approximately $2.2 million as of December 15, 2006 (based on a penalty of $500.00 per day for each of 17 alleged violations) for Kinder Morgan CO2’s alleged submission of false, inaccurate, or misleading information relating to the transportation allowance, and federal royalties for CO2 produced at McElmo Dome, during the period from June 2005 through October 2006. The MMS contends that false, inaccurate, or misleading information was submitted in the 17 monthly Form 2014s containing remittance advice reflecting the royalty payments for the referenced period because they reflected Kinder Morgan CO2’s use of the Cortez Pipeline tariff as the transportation allowance. The MMS claims that the Cortez Pipeline tariff is not the proper transportation allowance and that Kinder Morgan CO2 should have used its “reasonable actual costs” calculated in accordance with certain federal product valuation regulations as amended effective June 1, 2005. The MMS stated that civil penalties will continue to accrue at the same rate until the alleged violations are corrected.

          The MMS set a due date of January 20, 2007 for Kinder Morgan CO2’s payment of the approximately $2.2 million in civil penalties, with interest to accrue daily on that amount in the event payment is not made by such date. Kinder Morgan CO2 has not paid the penalty. On January 2, 2007, Kinder Morgan CO2 submitted a response to the Notice of Noncompliance and Civil Penalty challenging the assessment in the Office of Hearings and Appeals of the Department of the Interior. On February 1, 2007, Kinder Morgan CO2 filed a petition to stay the accrual of penalties until the dispute is resolved. On February 22, 2007, an administrative law judge of the U.S. Department of the Interior issued an order denying Kinder Morgan CO2’s petition to stay the accrual of penalties. A hearing on the Notice of Noncompliance and Civil Penalty was originally set for December 10, 2007. In November 2007, the MMS and Kinder Morgan CO2 filed a joint motion to vacate the hearing date and stay the accrual of additional penalties to allow the parties to discuss settlement. In November 2007, the administrative law judge granted the joint motion, stayed accrual of additional penalties for the period from November 6, 2007 to February 18, 2008, and reset the hearing date to March 24, 2008. The parties conducted settlement conferences on February 4, 2008 and February 12, 2008. On February 14, 2008, the parties filed a joint motion seeking to vacate the March 24, 2008 hearing and to stay the accrual of additional penalties to allow the parties to continue their settlement discussions. On March 4, 2008, the administrative law judge granted the joint motion.

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

          MMS Order to Report and Pay

          On March 20, 2007, Kinder Morgan CO2 received an “Order to Report and Pay” from the MMS. The MMS contends that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties in the amount of approximately $4.6 million for the period from January 1, 2005 through December 31, 2006 as a result of its use of the Cortez Pipeline tariff as the transportation allowance in calculating federal royalties. As noted in the discussion of the Notice of Noncompliance and Civil Penalty proceeding, the MMS claims that the Cortez Pipeline tariff is not the proper transportation allowance and that Kinder Morgan CO2 must use its “reasonable actual costs” calculated in accordance with certain federal product valuation regulations. The MMS set a due date of April 13, 2007 for Kinder Morgan CO2’s payment of the $4.6 million in claimed additional royalties, with possible late payment charges and civil penalties for failure to pay the assessed amount. Kinder Morgan CO2 has not paid the $4.6 million, and on April 19, 2007, it submitted a notice of appeal and statement of reasons in response to the Order to Report and Pay, challenging the Order and appealing it to the Director of the MMS in accordance with 30 CFR §290.100, et seq. Also on April 19, 2007, Kinder Morgan CO2 submitted a petition to suspend compliance with the Order to Report and Pay pending the appeal. The MMS granted Kinder Morgan CO2’s petition to suspend, and approved self-bonding on June 12, 2007. Kinder Morgan CO2 filed a supplemental statement of reasons in support of its appeal of the Order to Report and Pay on June 15, 2007.

          In addition to the March 2007 Order to Report and Pay, in April 2007, Kinder Morgan CO2 received an “Audit Issue Letter” sent by the Colorado Department of Revenue on behalf of the U.S. Department of the Interior. In the letter, the Department of Revenue states that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties (due to the use of the Cortez Pipeline tariff as the transportation allowance for purposes of federal royalties) in the amount of $8.5 million for the period from April 2000 through December 2004. Kinder Morgan CO2 responded to the letter in May 2007, outlining its position why use of the Cortez tariff-based transportation allowance is proper. On August 8, 2007, Kinder Morgan CO2 received an “Order to Report and Pay Additional Royalties” from the MMS. As alleged in the Colorado Audit Issue Letter, the MMS contends that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties in the amount of approximately $8.5 million for the period from April 2000 through December 2004. The MMS’s claims underlying the August 2007 Order to Report and Pay are similar to those at issue in the March 2007 Order to Report and Pay. On September 7, 2007, Kinder Morgan CO2 submitted a notice of appeal and statement of reasons in response to the August 2007 Order to Report and Pay, challenging the Order and appealing it to the Director of the MMS in accordance with 30 CFR §290.100, et seq. Also on September 7, 2007, Kinder Morgan CO2 submitted a petition to suspend compliance with the Order to Report and Pay pending the appeal. The MMS granted Kinder Morgan CO2’s petition to suspend, and approved self-bonding on September 11, 2007.

          The MMS and Kinder Morgan CO2 have agreed to stay the March 2007 and August 2007 Order to Report and Pay proceedings to allow the parties to discuss settlement. The parties conducted settlement conferences on February 4, 2008 and February 12, 2008 and continue to engage in settlement discussions.

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

          The complaint alleges that CenterPoint Energy, Inc., by and through its affiliates, has artificially inflated the price charged to residential consumers for natural gas that it allegedly purchased from the non-CenterPoint defendants, including the Kinder Morgan defendants.  The complaint further alleges that in exchange for CenterPoint’s purchase of such natural gas at above market prices, the non-CenterPoint defendants, including the Kinder Morgan defendants, sell natural gas to CenterPoint’s non-regulated affiliates at prices substantially below market, which in turn sells such natural gas to commercial and industrial consumers and gas marketers at market price.  The complaint purports to assert claims for fraud, unlawful enrichment and civil conspiracy against all of the defendants, and seeks relief in the form of actual, exemplary and punitive damages, interest, and attorneys’ fees.  On June 8, 2007, the Arkansas Supreme Court held that the Arkansas Public Service Commission has exclusive jurisdiction over any Arkansas plaintiffs’ claims that consumers were overcharged for gas in Arkansas and mandated that any such claims be dismissed from this lawsuit. On February 14, 2008, the Arkansas Supreme Court clarified its previously issued order and mandated that the trial court dismiss the lawsuit in its entirety. On February 29, 2008, the trial court dismissed the case in its entirety.

          Queen City Railcar Litigation

          On August 28, 2005, a railcar containing the chemical styrene began leaking styrene gas in Cincinnati, Ohio while en route to our Queen City Terminal. The railcar was sent by the Westlake Chemical Corporation from Louisiana, transported by Indiana & Ohio Railway, and consigned to Westlake at its dedicated storage tank at Queen City Terminals, Inc., a subsidiary of Kinder Morgan Bulk Terminals, Inc. The railcar leak resulted in the evacuation of many residents and the alleged temporary closure of several businesses in the Cincinnati area. A class action complaint and separate suits by the City of Cincinnati and the Estate of George W. Dameron (who opted out of the class settlement) have been settled without admission of fault or liability.

          As part of the settlement of the class action claims, the non-Kinder Morgan defendants agreed to settle remaining claims asserted by businesses and obtain a release of such claims favoring all defendants, including Kinder Morgan and its affiliates, subject to the retention by all defendants of their claims against each other for contribution and indemnity. Kinder Morgan expects that a claim will be asserted by other defendants against Kinder Morgan seeking contribution or indemnity for any settlements funded exclusively by other defendants, and Kinder Morgan expects to vigorously defend against any such claims.

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

          On May 5, 2005, the California Division of Occupational Safety and Health (“CalOSHA”) issued two civil citations against us relating to this incident assessing civil fines of approximately $0.1 million based upon our alleged failure to mark the location of the pipeline properly prior to the excavation of the site by the contractor. On March 24, 2008, we agreed to a settlement with CalOSHA by which the two citations would be reduced to two “unclassified” violations of the CalOSHA regulations and we would pay a fine of $140,000. The settlement is currently awaiting approval by the CalOSHA Appeals Board.

          On June 27, 2005, the Office of the California State Fire Marshal, Pipeline Safety Division, referred to in this report as the CSFM, issued a notice of violation against us which also alleged that we did not properly mark the location of the pipeline in violation of state and federal regulations. The CSFM assessed a proposed civil penalty of

$0.5 million. We have reached an agreement in principle with CSFM to settle the proposed civil penalty for $325,000 with no admission of liability.

          As a result of the accident, nineteen separate lawsuits were filed. The majority of the cases were personal injury and wrongful death actions that alleged, among other things, that SFPP/Kinder Morgan failed to properly field mark the area where the accident occurred.

          Following court ordered mediation, the Kinder Morgan defendants have settled with plaintiffs in all of the wrongful death cases and the personal injury and property damages cases. The only remaining civil case is a claim for equitable indemnity by an engineering company defendant against Kinder Morgan G.P. Services Co., Inc. We anticipate filing a motion to dismiss this remaining case.

          EPA Notice of Proposed Debarment

          On August 21, 2007, SFPP received a Notice of Proposed Debarment issued by the United States Environmental Protection Agency, referred to in this report as the EPA. Pursuant to the Notice, the Suspension and Debarment Division of the EPA is proposing to debar SFPP from participation in future Federal contracts and assistance activities for a period of three years. The purported basis for the proposed debarment is SFPP’s April 2005 agreement with the California Attorney General and the District Attorney of Solano County, California to settle misdemeanor charges of the unintentional, non-negligent discharge of diesel fuel, and the failure to provide timely notice of a threatened discharge to appropriate state agencies, in connection with the April 28, 2004 spill of diesel fuel into a marsh near Cordelia, California. SFPP believes that the proposed debarment is factually and legally unwarranted and intends to contest it. In addition, SFPP is currently engaged in discussions with the EPA to attempt to resolve this matter. Based upon our discussions to date, we believe that this matter will be withdrawn by the EPA and will not result in the debarment or suspension of SFPP.

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

          Rockies Express Pipeline LLC Wyoming Construction Incident

          On November 11, 2006, a bulldozer operated by an employee of Associated Pipeline Contractors, Inc, (a third-party contractor to Rockies Express Pipeline LLC, referred to in this Note as REX), struck an existing subsurface natural gas pipeline owned by Wyoming Interstate Company, a subsidiary of El Paso Pipeline Group. The pipeline was ruptured, resulting in an explosion and fire. The incident occurred in a rural area approximately nine miles southwest of Cheyenne, Wyoming. The incident resulted in one fatality (the operator of the bulldozer) and there were no other reported injuries. The cause of the incident is under investigation by the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration, referred to in this report as the PHMSA. In March 2008, PHMSA issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (“NOPV”) to El Paso Corporation in which it concluded that El Paso failed to comply with federal law and its internal policies and procedures regarding protection of its pipeline, resulting in this incident. To date, PHMSA has not issued any NOPV’s to REX, and we do not expect that it will do so. Immediately following the incident, REX and El Paso Pipeline Group reached an agreement on a set of additional enhanced safety protocols designed to prevent the reoccurrence of such an incident.

          In September 2007, the family of the deceased bulldozer operator filed a wrongful death action against us, REX and several other parties in the District Court of Harris County, Texas, 189 Judicial District, at case number 2007-57916. The plaintiffs seek unspecified compensatory and exemplary damages plus interest, attorney’s fees and costs of suit. We have asserted contractual claims for complete indemnification for any and all costs arising from this incident, including any costs related to this lawsuit, against third parties and their insurers. On March 25, 2008 we entered into a settlement agreement with one of the plaintiffs, the decedent’s daughter, resolving any and all of her claims against us, REX and its contractors. We were indemnified for the full amount of this settlement by one of REX’s contractors. The parties are currently engaged in discovery on the remaining claims. We do not expect the cost of any settlement or eventual judgment, if any, to be material.

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

          In addition, in April 2007, during pipeline maintenance activities near Charlotte, North Carolina, Plantation discovered the presence of historical soil contamination near the pipeline, and reported the presence of impacted soils to the NCDENR. Subsequently, Plantation contacted the owner of the property to request access to the property to investigate the potential contamination. The results of that investigation indicate that there is soil and groundwater contamination which appears to be from an historical turbine fuel release. The groundwater contamination is underneath at least two lots on which there is current construction of single family homes as part of a new residential development. Further investigation and remediation are being conducted under the oversight of the NCDENR. Plantation has reached a settlement in principle with the builder of the residential subdivision in the amount of $0.2 million and the parties are working to negotiate a final settlement agreement. Plantation continues to negotiate with the owner of the property to address any potential claims that it may bring.

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

          Oil Spill Near Westridge Terminal, Burnaby, British Columbia

          On July 24, 2007, a third-party contractor installing a sewer line for the City of Burnaby struck a crude oil pipeline segment included within our Trans Mountain pipeline system near its Westridge terminal in Burnaby, BC, resulting in a release of approximately 1,400 barrels of crude oil. The release impacted the surrounding neighborhood, several homes and nearby Burrard Inlet. No injuries were reported. To address the release, we initiated a comprehensive emergency response in collaboration with, among others, the City of Burnaby, the BC Ministry of Environment, the National Energy Board, and the National Transportation Safety Board. Cleanup and environmental remediation is near completion. The incident is currently under investigation by Federal and Provincial agencies. We do not expect this matter to have a material adverse impact on our results of operations or cash flows.

          On December 20, 2007 we initiated a lawsuit entitled Trans Mountain Pipeline LP, Trans Mountain Pipeline Inc. and Kinder Morgan Canada Inc. v. The City of Burnaby, et al., Supreme Court of British Columbia, Vancouver Registry No. S078716. The suit alleges that the City of Burnaby and its agents are liable in damages including, but not limited to, all costs and expenses incurred by us as a result of the rupture of the pipeline and subsequent release of crude oil. Defendants have denied liability and discovery has begun.

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

          Additionally, although it is not possible to predict the ultimate outcomes, we also believe, based on our experiences to date, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or cash flows. As of March 31, 2008, and December 31, 2007, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $225.0 million and $247.9 million, respectively. The reserve is primarily related to various claims from lawsuits arising from our Pacific operations’ pipeline transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

          Environmental Matters

          Exxon Mobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, Inc. and ST Services, Inc.

          On April 23, 2003, Exxon Mobil Corporation filed a complaint in the Superior Court of New Jersey, Gloucester County. We filed our answer to the complaint on June 27, 2003, in which we denied ExxonMobil’s claims and allegations as well as included counterclaims against ExxonMobil. The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corp. from 1989 through September 2000, later owned by ST Services, Inc. Prior to selling the terminal to GATX Terminals, ExxonMobil performed the environmental site assessment of the terminal required prior to sale pursuant to state law. During the site assessment, ExxonMobil discovered items that required remediation and the New Jersey Department of Environmental Protection issued an order that required ExxonMobil to perform various remediation activities to remove hydrocarbon contamination at the terminal. ExxonMobil, we understand, is still remediating the site and has not been removed as a responsible party from the state’s cleanup order; however, ExxonMobil claims that the remediation continues because of GATX Terminals’ storage of a fuel additive, MTBE, at the terminal during GATX Terminals’ ownership of the terminal. When GATX Terminals sold the terminal to ST Services, the parties indemnified one another for certain environmental matters. When GATX Terminals was sold to us, GATX Terminals’ indemnification obligations, if any, to ST Services may have passed to us. Consequently, at issue is any indemnification obligation we may owe to ST Services for environmental remediation of MTBE at the terminal. The complaint seeks any and all damages related to remediating MTBE at the terminal, and, according to the New Jersey Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit for remediating MTBE at the terminal. The parties are currently involved in mandatory mediation with respect to the claims set out in the lawsuit. The next mediation is set for mid-June 2008.

          On June 25, 2007, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund, referred to collectively as the plaintiffs, filed a complaint against Exxon Mobil Corporation and GATX Terminals Corporation.  The complaint was filed in Gloucester County, New Jersey.  Both Exxon Mobil and Kinder Morgan filed third party complaints against ST Services seeking to bring ST into the case. ST Services filed motions to dismiss the third party complaints. Recently, the court denied ST’s motions to dismiss and ST is now joined in the case. Defendants will now file their answers in the case.  The plaintiffs seek the costs and damages that the plaintiffs allegedly have incurred or will incur as a result of the discharge of pollutants and hazardous substances at the Paulsboro, New Jersey facility.  The costs and damages that the plaintiffs seek include damages to natural resources.  In addition, the plaintiffs seek an order compelling the defendants to perform or fund the assessment and restoration of those natural resource damages that are the result of the defendants’ actions.  As in the case brought by Exxon Mobil against GATX Terminals, the issue is whether the plaintiffs’ claims are within the scope of the indemnity obligations GATX Terminals and therefore, Kinder Morgan Liquids Terminals, owes to ST Services. ST Services is the current owner and operator at the facility. The court may consolidate the two cases.

          Mission Valley Terminal Lawsuit

          In August 2007, the City of San Diego, on its own behalf and purporting to act on behalf of the People of the state of California, filed a lawsuit against us and several affiliates seeking injunctive relief and unspecified damages allegedly resulting from hydrocarbon and MTBE impacted soils and groundwater beneath the city’s stadium property in San Diego arising from historic operations at the Mission Valley terminal facility. The case was filed in the Superior Court of California, San Diego County, case number 37-2007-00073033-CU-OR-CTL. On September 26, 2007, we removed the case to the United States District Court, Southern District of California, case number 07CV1883WCAB. On October 3, 2007, we filed a Motion to Dismiss all counts of the Complaint. The court denied in part and granted in part the Motion to Dismiss and gave the City leave to amend their complaint. Recently, the City submitted its Amended Complaint and SFPP is considering filing another Motion to Dismiss. To the extent any claims survive the Motion to Dismiss, we intend to vigorously defend against the claims asserted in the complaint. This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board. We do not expect the cost of any settlement and remediation to be material.

          Portland Harbor DOJ/EPA Investigation

          In April 2008, we reached an agreement in principle with the United States Attorney’s office for the District of Oregon and the United States Department of Justice regarding a former employee’s involvement in the improper disposal of potash (potassium chloride) into the Pacific Ocean in August 2003 at our Portland, Oregon bulk terminal facility. The incident involved an employee making arrangements to have a customer’s shipment of potash, which had become wet and no longer met specifications for commercial use, improperly disposed of at sea without a permit.

          We have fully cooperated with the government’s investigation and promptly adopted measures at the terminal to avoid future incidents of this nature. To settle the matter, we have agreed in principle to enter a plea to a criminal violation of the Ocean Dumping Act, pay a fine of approximately $0.2 million, and make a community service payment of approximately $0.1 million to the Oregon Governor’s Fund for the Environment. As part of the agreement in principle, the government and we acknowledge in a statement of fact to be filed with the court that (i) no harm was done to the environment; (ii) the former employee’s actions constituted a violation of company policy; (iii) we did not benefit financially from the incident; and (iv) no personnel outside of the Portland terminal either approved or had any knowledge of the former employee’s arrangements.

          Louisiana Department of Environmental Quality Settlement

          After conducting a voluntary compliance self-audit in April 2006, we voluntarily disclosed certain findings from the audit related to compliance with environmental regulations and permits at our Harvey and St. Gabriel Terminals to the Louisiana Department of Environmental Quality, referred to in this report as the LDEQ. Following further discussion between the LDEQ and us, in August 2007, the LDEQ issued a Consolidated Compliance Order and Notice of Potential Penalty for each of the two facilities. We and the LDEQ have reached agreement on a proposed settlement agreement under which we agree to finalize certain work, which we have already undertaken to ensure compliance with the environmental regulations at these two facilities, and to pay a penalty of $0.3 million. The settlement was finalized and the case is resolved.

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

          Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact. As of March 31, 2008, we have accrued an environmental reserve of$89.7 million, and we believe the establishment of this environmental reserve is adequate such that the resolution of pending environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operations. As of December 31, 2007, our environmental reserve totaled $92.0 million. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes; (ii) groundwater and land use near our sites; and (iii) changes in cleanup technology.

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

          In our CO2 business segment, we are required to plug and abandon oil and gas wells that have been removed from service and to remove our surface wellhead equipment and compressors. As of March 31, 2008 and December 31, 2007, we have recognized asset retirement obligations in the aggregate amount of $49.8 million and $49.2 million, respectively, relating to these requirements at existing sites within our CO2 business segment.

          In our Natural Gas Pipelines business segment, if we were to cease providing utility services, we would be required to remove certain surface facilities and equipment from land belonging to our customers and others. We believe we can reasonably estimate both the time and costs associated with the retirement of these facilities and as of both March 31, 2008 and December 31, 2007, we have recognized asset retirement obligations in the aggregate amount of $3.0 million relating to the businesses within our Natural Gas Pipelines business segment.

          We have included $1.4 million of our total asset retirement obligations as of March 31, 2008 with “Accrued other current liabilities” in our accompanying consolidated balance sheet. The remaining $51.4 million obligation is reported separately as a non-current liability. A reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations for each of the three months ended March 31, 2008 and 2007 is as follows (in millions):

	Three Months Ended March 31,

	2008	2007

Balance at beginning of period	$52.2	$50.3
Liabilities incurred	0.9	—
Liabilities settled	(0.9)	(0.1)
Accretion expense	0.6	0.6

Balance at end of period	$52.8	$50.8

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

5. Distributions

          On February 14, 2008, we paid a cash distribution of $0.92 per unit to our common unitholders and our Class B unitholders for the quarterly period ended December 31, 2007. KMR, our sole i-unitholder, received 1,253,951 additional i-units based on the $0.92 cash distribution per common unit. The distributions were declared on January 16, 2008, payable to unitholders of record as of January 31, 2008.

          On April 16, 2008, we declared a cash distribution of $0.96 per unit for the quarterly period ended March 31, 2008. The distribution will be paid on May 15, 2008, to unitholders of record as of April 30, 2008. Our common unitholders and Class B unitholders will receive cash. KMR will receive a distribution of1,305,429 additional i-units based on the $0.96 distribution per common unit. For each outstanding i-unit that KMR holds, a fraction of an i-unit (0.017716) will be issued. This fraction was determined by dividing:

▪ $0.96, the cash amount distributed per common unit

by

▪   $54.189, the average of KMR’s shares’ closing market prices from April 14-25, 2008, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

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

          On April 18, 2007, we announced that we would acquire the Trans Mountain pipeline system from Knight (formerly KMI), and this transaction was completed April 30, 2007 (see Note 2). Following the provisions of generally accepted accounting principles, the consideration of this transaction caused Knight to consider the fair value of the Trans Mountain pipeline system, and to determine whether goodwill related to these assets was impaired. Based on this determination, Knight recorded a goodwill impairment charge of $377.1 million in the first quarter of 2007, and because we have included all of the historical results of Trans Mountain as though the net assets had been transferred to us on January 1, 2006, this impairment expense is now reflected in our consolidated results of operations.

          Changes in the carrying amount of our goodwill for the three months ended March 31, 2008 are summarized as follows (in millions):

	Products Pipelines	Natural Gas Pipelines	CO2	Trans Mountain	Terminals	Total

Balance as of December 31, 2007	$263.2	$288.4	$46.1	$251.0	$229.1	$1,077.8
Acquisitions and purchase price adjs	—	—	—	—	18.1	18.1
Disposals	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Currency translation adjustments	—	—	—	(9.7)	—	(9.7)

Balance as of March 31, 2008	$263.2	$288.4	$46.1	$241.3	$247.2	$1,086.2

          In addition, according to the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” we identify any premium or excess cost we pay over our proportionate share of the underlying fair value of net assets acquired and accounted for as investments under the equity method of accounting. This premium or excess cost is referred to as equity method goodwill and is not subject to amortization but rather to periodic impairment testing. As of both March 31, 2008 and December 31, 2007, we have reported $138.2 million in equity method goodwill within the caption “Investments” in our accompanying consolidated balance sheets.

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

	March 31, 2008	December 31, 2007

Customer relationships, contracts and agreements
Gross carrying amount	$246.0	$264.1
Accumulated amortization	(40.3)	(36.9)

Net carrying amount	205.7	227.2

Technology-based assets, lease value and other
Gross carrying amount	13.3	13.3
Accumulated amortization	(2.0)	(1.9)

Net carrying amount	11.3	11.4

Total Other intangibles, net	$217.0	$238.6

          For the first three months of 2008 and 2007, the amortization expense on our intangibles totaled $3.5 million and $3.4 million, respectively, and this amount primarily consisted of amortization of our customer relationships, contracts and agreements. As of March 31, 2008, the weighted average amortization period for our intangible assets was approximately 17.8 years. Our estimated amortization expense for these assets for each of the next five fiscal years (2009 – 2013) is approximately $13.8 million, $13.6 million, $13.4 million, $13.1 million and $13.1 million, respectively.

7. Debt

          Our outstanding short-term debt as of March 31, 2008 was $567.4 million. The balance consisted of (i) $296.7 million of commercial paper borrowings; (ii) $250.0 million in principal amount of 6.30% senior notes due February 1, 2009; (iii) a $9.5 million portion of a 5.40% long-term note payable (our subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note); (iv) a $6.2 million portion of 5.23% senior notes (our subsidiary, Kinder Morgan Texas Pipeline, L.P., is the obligor on the notes); and (v) a $5.0 million portion of 7.84% senior notes (our subsidiary, Central Florida Pipe Line LLC, is the obligor on the notes). The weighted average interest rate on all of our borrowings was approximately 5.77% during the first quarter of 2008 and approximately 6.51% during the first quarter of 2007.

          Credit Facility

          Our $1.85 billion five-year unsecured bank credit facility matures August 18, 2010 and can be amended to allow for borrowings up to $2.1 billion. Borrowings under our credit facility can be used for partnership purposes and as a backup for our commercial paper program. There were no borrowings under the credit facility as of March 31, 2008 or as of December 31, 2007.

          Our five-year credit facility is with a syndicate of financial institutions and Wachovia Bank, National Association is the administrative agent. As of March 31, 2008, the amount available for borrowing under our credit facility was reduced by an aggregate amount of $1,024.7 million, consisting of (i) our outstanding commercial paper borrowings ($296.7 million as of March 31, 2008); (ii) a combined $448 million in three letters of credit that support our hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil; (iii) a $100 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of our Pacific operations’ pipelines in the state of California; (iv) a combined $92.1 million in three letters of credit that support tax-exempt bonds; (v) a $32.2 million letter of credit that supports our indemnification obligations on the Series D note borrowings of Cortez Capital Corporation; (vi) a $19.9 million letter of credit that supports the construction of our Kinder Morgan Louisiana Pipeline (a natural gas pipeline); and (vii) a combined $35.8 million in other letters of credit supporting other obligations of us and our subsidiaries.

          Commercial Paper Program

          Our commercial paper program provides for the issuance of up to $1.85 billion of commercial paper. Our $1.85 billion unsecured five-year bank credit facility supports our commercial paper program, and borrowings under our commercial paper program reduce the borrowings allowed under our credit facility. As of March 31, 2008, we had $296.7 million of commercial paper outstanding with an average interest rate of approximately 3.26%. As of December 31, 2007, we had $589.1 million of commercial paper outstanding with an average interest rate of 5.58%. The borrowings under our commercial paper program were used principally to finance the acquisitions and capital expansions we made during 2008 and 2007.

          Senior Notes

          On February 12, 2008, we completed a public offering of senior notes. We issued a total of $900 million in principal amount of senior notes, consisting of $600 million of 5.95% notes due February 15, 2018, and $300 million of 6.95% notes due January 15, 2038. We received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $894.1 million, and we used the proceeds to reduce the borrowings under our commercial paper program. The notes due in 2038 constitute a further issuance of the $550 million aggregate principal amount of 6.95% notes we issued on June 21, 2007 and form a single series with those notes.

          Interest Rate Swaps

          Information on our interest rate swaps is contained in Note 10.

          Contingent Debt

          As prescribed by the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we disclose certain types of guarantees or indemnifications we have made. These disclosures cover certain types of guarantees included within debt agreements, even if the likelihood of requiring our performance under such guarantee is remote. The following is a description of our contingent debt agreements as of March 31, 2008.

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

          As of March 31, 2008, the debt facilities of Cortez Capital Corporation consisted of (i) $64.3 million of Series D notes due May 15, 2013; (ii) a $125 million short-term commercial paper program; and (iii) a $125 million five-year committed revolving credit facility due December 22, 2009 (to support the above-mentioned $125 million commercial paper program). As of March 31, 2008, Cortez Capital Corporation had $96.2 million of commercial paper outstanding with an average interest rate of approximately 3.49%, the average interest rate on the Series D notes was 7.14%, and there were no borrowings under the credit facility.

          With respect to Cortez’s Series D notes, Shell Oil Company shares our several guaranty obligations jointly and severally; however, we are obligated to indemnify Shell for liabilities it incurs in connection with such guaranty. As of March 31, 2008, JP Morgan Chase has issued a letter of credit on our behalf in the amount of $32.1 million to secure our indemnification obligations to Shell for 50% of the $64.3 million in principal amount of Series D notes outstanding as of March 31, 2008.

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

          The bond indenture is for 30 years and allows the bonds to remain outstanding until December 1, 2020. Principal payments on the bonds are made on the first of December each year and corresponding reductions are made to the letter of credit. As of March 31, 2008, this letter of credit had a face amount of $22.5 million.

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

          As of March 31, 2008, in addition to the $600 million in senior notes, Rockies Express Pipeline LLC had $1,522.5 million of commercial paper outstanding with a weighted average interest rate of approximately 3.32%, and there were no borrowings under its five-year credit facility. Accordingly, as of March 31, 2008, our contingent share of Rockies Express’ debt was $1,082.5 million (51% of total borrowings).

          In addition, there is a letter of credit outstanding to support the construction of the Rockies Express Pipeline. The combined face amount for this letter of credit was $31.4 million at March 31, 2008; our contingent responsibility with regard to this outstanding letter of credit was $16.0 million (51% of total face amount).

          Midcontinent Express Pipeline LLC Debt

          Pursuant to certain guaranty agreements, each of the two member owners of Midcontinent Express Pipeline LLC have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in Midcontinent Express Pipeline LLC, borrowings under Midcontinent’s $1.4 billion three-year, unsecured revolving credit facility, entered into on February 29, 2008 and due February 28, 2011. The facility is with a syndicate of financial institutions with The Royal Bank of Scotland plc as the administrative agent. Borrowings under the credit agreement will be used to finance the construction of the Midcontinent Express Pipeline system and to pay related expenses.

          Midcontinent Express Pipeline LLC is an equity method investee of ours, and the two member owners and their respective ownership interests consist of the following: our subsidiary Kinder Morgan Operating L.P. “A” – 50%, and Energy Transfer Partners, L.P. – 50%. As of March 31, 2008, Midcontinent Express Pipeline LLC had $210.0 million borrowed under its three-year credit facility. Accordingly, as of March 31, 2008, our contingent share of Midcontinent Express’ debt was $105.0 million (50% of total borrowings).

          In addition, Midcontinent Express Pipeline LLC has a $197 million reimbursement agreement dated September 4, 2007, with JPMorgan Chase as the administrative agent. The reimbursement agreement can be used for the issuance of letters of credit to support the construction of the Midcontinent Express Pipeline and includes covenants and requires payments of fees that are common in such arrangements. Both we and Energy Transfer Partners, L.P. have agreed to guarantee borrowings under the reimbursement agreement in the same proportion as the associated percentage ownership of our member interests. As of March 31, 2008, there were two letters of credit issued under this reimbursement agreement to support the construction of the Midcontinent Express Pipeline. The combined face amount for the letters of credit totaled $178.2 million; accordingly, as of March 31, 2008, our contingent responsibility with regard to these outstanding letters of credit was $89.1 million (50% of total face amount).

          For additional information regarding our debt facilities and our contingent debt agreements, see Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

8. Partners’ Capital

          Limited Partner Units

          As of March 31, 2008 and December 31, 2007, our partners’ capital included the following limited partner units:

	March 31, 2008	December 31, 2007

Common units	177,054,734	170,220,396
Class B units	5,313,400	5,313,400
i-units	73,686,433	72,432,482

Total limited partner units	256,054,567	247,966,278

          The total limited partner units represent our limited partners’ interest and an effective 98% economic interest in us, exclusive of our general partner’s incentive distribution rights. Our general partner has an effective 2% interest in us, excluding its incentive distribution rights.

          As of March 31, 2008, our total common units consisted of 162,698,999 units held by third parties, 12,631,735 units held by Knight and its consolidated affiliates (excluding our general partner), and 1,724,000 units held by our general partner. As of December 31, 2007, our common unit total consisted of 155,864,661 units held by third parties, 12,631,735 units held by Knight and its consolidated affiliates (excluding our general partner) and 1,724,000 units held by our general partner.

          On both March 31, 2008 and December 31, 2007, all of our 5,313,400 Class B units were held by a wholly-owned subsidiary of Knight. The Class B units are similar to our common units except that they are not eligible for trading on the New York Stock Exchange. All of our Class B units were issued to a wholly-owned subsidiary of Knight in December 2000.

          On both March 31, 2008 and December 31, 2007, all of our i-units were held entirely by KMR. Our i-units are a separate class of limited partner interests in us and are not publicly traded. The number of i-units we distribute to KMR is based upon the amount of cash we distribute to the owners of our common units. When cash is paid to the holders of our common units, we issue additional i-units to KMR. The fraction of an i-unit paid per i-unit owned by KMR will have a value based on the cash payment on the common unit. Based on the preceding, KMR received a distribution of 1,253,951 i-units from us on February 14, 2008, based on the $0.92 per unit distributed to our common unitholders on that date.

          Equity Issuances

          On February 12, 2008, we completed an offering of 1,080,000 of our common units at a price of $55.65 per unit in a privately negotiated transaction. We received net proceeds of $60.1 million for the issuance of these 1,080,000 common units, and we used the proceeds to reduce the borrowings under our commercial paper program.

          In addition, on March 3, 2008, we issued, in a public offering, 5,000,000 of our common units at a price of $57.70 per unit, less commissions and underwriting expenses. At the time of the offering, we granted the underwriters a 30-day option to purchase up to an additional 750,000 common units from us on the same terms and conditions, and pursuant to this option, we issued an additional 750,000 common units on March 10, 2008 upon exercise of this option. After commissions and underwriting expenses, we received net proceeds of $324.2 million for the issuance of these 5,750,000 common units, and we used the proceeds to reduce the borrowings under our commercial paper program.

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

          Incentive distributions allocated to our general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. Our distribution of $0.92 per unit paid on February 14, 2008 for the fourth quarter of 2007 required an incentive distribution to our general partner of $170.3 million.

          Our distribution of $0.83 per unit paid on February 14, 2007 for the fourth quarter of 2006 resulted in an incentive distribution payment to our general partner in the amount of $118.0 million (including the effect of a $20.1 million reduction related to the previously announced waiver by our general partner in order to fund a partial payout of our 2006 bonuses). The increased incentive distribution to our general partner paid for the fourth quarter of 2007 over the $138.1 million incentive distribution earned by our general partner for the fourth quarter of 2006 reflects the increase in the amount distributed per unit as well as the issuance of additional units.

          Our declared distribution for the first quarter of 2008 of $0.96 per unit will result in an incentive distribution to our general partner of $185.8 million. This compares to our distribution of $0.83 per unit and incentive distribution to our general partner of $138.8 million for the first quarter of 2007.

9. Comprehensive Income

          Comprehensive income is the change in our Partners’ Capital that results from periodic revenues, expenses, gains and losses, as well as any other recognized changes that occur for reasons other than investments by and distributions to our partners. The difference between our comprehensive income and our net income represents our other comprehensive income.

          For the three month periods ended March 31, 2008 and 2007, the components of our other comprehensive included (i) unrealized gains or losses on energy commodity derivative contracts utilized for hedging purposes; (ii) foreign currency translation adjustments; and (iii) unrealized gains or losses related to changes in pension and other post-retirement benefit plan liabilities.

          Our total comprehensive income (loss) was as follows (in millions):

	Three Months Ended March 31,
	2008	2007

Net Income (Loss):	$346.7	$(149.5)

Other comprehensive loss:
Change in fair value of derivative contracts utilized for hedging purposes	(402.8)	(101.0)
Reclassification of change in fair value of derivative contracts to net income	160.8	68.4
Foreign currency translation adjustments	(54.6)	6.6
Adjustments to pension and other post-retirement benefit plan actuarial gains/losses; and reclassifications of pension and other post-retirement benefit plan actuarial gains/losses, transition obligations and prior service costs/credits to net income, net of tax	3.5	(0.1)

Total other comprehensive loss	(293.1)	(26.1)

Comprehensive income (loss)	$53.6	$(175.6)

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

          Hedging effectiveness and ineffectiveness

          Reflecting the portion of changes in the value of derivative contracts that were not effective in offsetting underlying changes in expected cash flows (the ineffective portion of hedges), we recognized a loss of $2.4 million in the first quarter of 2008, and a gain of $0.6 million in the first quarter of 2007. These recognized gains and losses resulting from hedge ineffectiveness are reported within the captions “Natural gas sales,” “Gas purchases and other costs of sales,” and “Product sales and other” in our accompanying consolidated statements of income, and for each of the first three months of 2008 and 2007, we did not exclude any component of the derivative contracts’ gain or loss from the assessment of hedge effectiveness.

          Furthermore, during the three month periods ended March 31, 2008 and 2007, we reclassified $160.8 million and $68.4 million, respectively, of “Accumulated other comprehensive loss” into earnings, including approximately $0.1 million in the first quarter of 2007 resulting from the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period or within an additional two-month period of time thereafter. All remaining amounts reclassified into net income during the first quarters of 2008 and 2007 resulted from the hedged forecasted transactions actually affecting earnings (for example, when the forecasted sales and purchases actually occurred).

          Our consolidated “Accumulated other comprehensive loss” balance was $1,569.7 million as of March 31, 2008, and $1,276.6 million as of December 31, 2007. These consolidated totals included “Accumulated other comprehensive loss” amounts associated with commodity price risk management activities of $1,618.6 million as of March 31, 2008 and $1,377.2 million as of December 31, 2007. Approximately $641.7 million of the total amount associated with our commodity price risk management activities as of March 31, 2008 is expected to be reclassified into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur).

          Fair Value of Energy Commodity Derivative Contracts

          The fair values of our energy commodity derivative contracts are included in our accompanying consolidated balance sheets within “Other current assets,” “Deferred charges and other assets,” “Accrued other current liabilities,” and “Other long-term liabilities and deferred credits.” The following table summarizes the fair values of our energy commodity derivative contracts associated with our commodity price risk management activities and included on our accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007 (in millions):

	March 31, 2008	December 31, 2007

Derivatives-net asset/(liability)
Other current assets	$37.6	$37.0
Deferred charges and other assets	7.2	4.4
Accrued other current liabilities	(685.9)	(593.9)
Other long-term liabilities and deferred credits	$(995.0)	$(836.8)

          As discussed in our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, we have counterparty credit risk as a result of our use of financial derivative contracts. In addition, in conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of March 31, 2008 and December 31, 2007, we had three outstanding letters of credit totaling $448.0 million and $298.0 million, respectively, in support of our hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil.

          Additionally, as of March 31, 2008 and December 31, 2007, we had cash margin deposits associated with our commodity contract positions and over-the-counter swap partners totaling $166.6 million and $67.9 million, respectively, and we reported these amounts as “Restricted deposits” in our accompanying consolidated balance sheets.

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

          As of December 31, 2007, we were a party to interest rate swap agreements with a total notional principal amount of $2.3 billion. In February 2008, we entered into two additional fixed-to-floating interest rate swap agreements having a combined notional principal amount of $500 million; therefore, as of March 31, 2008, we had a combined notional principal amount of$2.8 billion of fixed-to-floating interest rate swap agreements effectively converting the interest expense associated with certain series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread.

          The swap agreements entered into in February 2008 were related to the $600 million of 5.95% senior notes we issued on February 12, 2008, and have a maturity date of February 15, 2018. All of our swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of March 31, 2008, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through January 15, 2038.

          Hedging effectiveness and ineffectiveness

          Our interest rate swap contracts have been designated as fair value hedges and meet the conditions required to assume no ineffectiveness under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Therefore, we have accounted for them using the “shortcut” method prescribed by SFAS No. 133 and accordingly, we adjust the carrying value of each swap contract to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged. We record interest expense equal to the variable rate payments under the swap contracts.

          Fair Value of Interest Rate Swap Agreements

          The differences between the fair value and the original carrying value associated with our interest rate swap agreements, that is, the derivative contracts’ changes in fair value, are included within “Deferred charges and other assets” and “Other long-term liabilities and deferred credits” in our accompanying consolidated balance sheets. The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Value of interest rate swaps” on our accompanying consolidated balance sheets, which also includes any unamortized portion of proceeds received from the early termination of interest rate swap agreements. As of March 31, 2008, this unamortized premium totaled $14.1 million.

          The following table summarizes the net fair value of our interest rate swap agreements associated with our interest rate risk management activities and included on our accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007 (in millions):

	March 31, 2008	December 31, 2007

Derivatives-net asset/(liability)
Deferred charges and other assets	$257.1	$138.0
Other long-term liabilities and deferred credits	—	—

Net fair value of interest rate swaps	$257.1	$138.0

          Furthermore, we are exposed to credit related losses in the event of nonperformance by counterparties to our interest rate swap agreements, and while we enter into derivative contracts primarily with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk. As of March 31, 2008,all of our interest rate swap agreements were with counterparties with investment grade credit ratings.

          SFAS No. 157

          On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” In general, fair value measurements and disclosures are made in accordance with the provisions of this Statement and, while not requiring material new fair value measurements, SFAS No. 157 established a single definition of fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. The provisions of this Statement apply to other accounting pronouncements that require or permit fair value measurements; the Financial Accounting Standards Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. On February 12, 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” referred to as FAS 157-2 in this report. FAS 157-2 delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

          Accordingly, we have not applied the provisions of SFAS No. 157 to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value, although the fair value measurements we have made in these circumstances are not necessarily different from those that would be made had the provisions of SFAS No. 157 been applied. We adopted the remainder of SFAS No. 157 effective January 1, 2008, and the adoption did not have a material impact on our balance sheet, statement of income, or statement of cash flows since we already apply its basic concepts in measuring fair values.

          The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and the characteristics specific to the transaction. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less (or no) pricing observability and a higher degree of judgment utilized in measuring fair value.

          SFAS No. 157 established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process, and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by the SFAS No. 157 hierarchy are as follows:

▪ Level 1 Inputs—quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

▪   Level 2 Inputs—inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability; and

▪   Level 3 Inputs—unobservable inputs for the asset or liability. These unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances (which might include the reporting entity’s own data).

          Derivative contracts can be exchange-traded or over-the-counter, referred to in this report as OTC. Exchange-traded derivatives typically fall within Level 1 of the fair value hierarchy if they are traded in an active market. We value exchange-traded derivatives using quoted market prices for identical securities.

          OTC derivatives are valued using models utilizing a variety of inputs including contractual terms; commodity, interest rate and foreign currency curves; and measures of volatility. The selection of a particular model and particular inputs to value an OTC derivative depends upon the contractual terms of the instrument as well as the availability of pricing information in the market. We use similar models to value similar instruments. For OTC derivatives that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

          Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. The valuations of these less liquid OTC derivatives are typically impacted by Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Use of a different valuation model or different valuation input values could produce a significantly different estimate of fair value. However, derivatives valued using inputs unobservable in active markets are generally not material to our financial statements.

          When appropriate, valuations are adjusted for various factors including credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

          The following tables summarize the fair value measurements of our (i) energy commodity derivative contracts; and (ii) interest rate swap agreements as of March 31, 2008, based on the three levels established by SFAS No. 157, and does not include cash margin deposits, which are reported as “Restricted deposits” in our accompanying consolidated balance sheets (in millions):

	Asset Fair Value Measurements as of March 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Energy commodity derivative contracts	$ 44.8	$ —	$ 40.7	$ 4.1

Interest rate swap agreements	257.1	—	257.1	—

	Liability Fair Value Measurements as of March 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Energy commodity derivative contracts	$(1,680.9)	$ (2.8)	$ (1,550.2)	$ (127.9)

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for the three months ended March 31, 2008 (in millions):

Net Asset (Liability)	Significant Unobservable Inputs (Level 3)

Balance as of January 1, 2008	$(100.3)
Realized and unrealized net losses	(44.8)
Purchases and settlements	21.3
Transfers in (out) of Level 3	—
Balance as of March 31, 2008	(123.8)

Change in unrealized net losses relating to contracts still held as of March 31, 2008	$(37.7)

          Other

          Additionally, certain of our business activities expose us to foreign currency fluctuations. However, due to the limited size of this exposure, we do not believe the risks associated with changes in foreign currency will have a material adverse effect on our business, financial position, results of operations or cash flows. As a result, we do not significantly hedge our exposure to fluctuations in foreign currency.

          For a more complete discussion of our risk management activities, see Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

11. Reportable Segments

          We divide our operations into five reportable business segments:

▪	Products Pipelines;

▪	Natural Gas Pipelines;

▪	CO2;

▪	Terminals; and

▪	Trans Mountain.

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

          As discussed in Note 2, due to the October 2007 sale of our North System, an approximate 1,600-mile interstate common carrier pipeline system whose operating results were included as part of our Products Pipelines business segment, we accounted for the North System business as a discontinued operation. Consistent with the management approach of identifying and reporting discrete financial information on operating segments, we have included the North System’s financial results within our Products Pipelines business segment disclosures presented in this report for the first quarter of 2007 and, as prescribed by SFAS No. 131, we have reconciled the total of our reportable segment’s financial results to our consolidated financial results by separately identifying, in the following pages where applicable, the North System amounts as discontinued operations.

Financial information by segment follows (in millions):

	Three Months Ended March 31,

	2008	2007

Revenues
Products Pipelines
Revenues from external customers	$198.3	$210.3
Intersegment revenues	—	—
Natural Gas Pipelines
Revenues from external customers	1,912.5	1,535.4
Intersegment revenues	—	—
CO2
Revenues from external customers	286.4	191.6
Intersegment revenues	—	—
Terminals
Revenues from external customers	280.0	214.9
Intersegment revenues	0.2	0.2
Trans Mountain
Revenues from external customers	43.1	32.8
Intersegment revenues	—	—

Total segment revenues	2,720.5	2,185.2
Less: Total intersegment revenues	(0.2)	(0.2)

	2,720.3	2,185.0
Less: Discontinued operations	—	(13.3)

Total consolidated revenues	$2,720.3	$2,171.7

Operating expenses(a)
Products Pipelines	$62.4	$72.4
Natural Gas Pipelines	1,745.1	1,405.7
CO2	90.7	70.6
Terminals	152.8	115.8
Trans Mountain	15.7	11.9

Total segment operating expenses	2,066.7	1,676.4
Less: Total intersegment operating expenses	(0.2)	(0.2)

	2,066.5	1,676.2
Less: Discontinued operations	—	(4.5)

Total consolidated operating expenses	$2,066.5	$1,671.7

Other expense (income)
Products Pipelines	$(0.4)	$0.5
Natural Gas Pipelines	—	—
CO2	—	—
Terminals	(0.6)	(2.7)
Trans Mountain(b)	—	377.1

Total segment other expense (income)	(1.0)	374.9
Less: Discontinued operations	0.5	—

Total consolidated other expense (income)	$(0.5)	$374.9

Depreciation, depletion and amortization
Products Pipelines	$22.2	$22.6
Natural Gas Pipelines	16.7	16.0
CO2	82.6	68.9
Terminals	29.1	20.5
Trans Mountain	7.5	4.7

Total segment depreciation, depletion and amortization	158.1	132.7
Less: Discontinued operations	—	(2.4)

Total consol. depreciation, depletion and amortization	$158.1	$130.3

	Three Months Ended March 31,

	2008	2007

Earnings from equity investments
Products Pipelines	$7.5	$7.4
Natural Gas Pipelines	23.5	6.4
CO 2	5.6	5.2
Terminals	1.0	—
Trans Mountain	0.1	—

Total segment earnings from equity investments	37.7	19.0
Less: Discontinued operations	—	(0.7)

Total consolidated equity earnings	$37.7	$18.3

Amortization of excess cost of equity investments
Products Pipelines	$0.8	$0.8
Natural Gas Pipelines	0.1	0.1
CO2	0.5	0.5
Terminals	—	—
Trans Mountain	—	—

Total segment amortization of excess cost of investments	1.4	1.4
Less: Discontinued operations	—	—

Total consol. amortization of excess cost of investments	$1.4	$1.4

Interest income
Products Pipelines	$1.0	$1.1
Natural Gas Pipelines	—	—
CO2	—	—
Terminals	—	—
Trans Mountain	—	—

Total segment interest income	1.0	1.1
Unallocated interest income	0.3	0.2

Total consolidated interest income	$1.3	$1.3

Other, net – income (expense)
Products Pipelines	$(0.5)	$0.1
Natural Gas Pipelines	0.2	—
CO2	(0.2)	—
Terminals	1.3	—
Trans Mountain	2.1	0.5

Total segment other, net – income (expense)	2.9	0.6
Less: Discontinued operations	—	—

Total consolidated other, net – income (expense)	$2.9	$0.6

Income tax benefit (expense)
Products Pipelines	$(3.6)	$(2.8)
Natural Gas Pipelines	(2.9)	(1.4)
CO2	(1.3)	(0.8)
Terminals	(4.5)	(1.5)
Trans Mountain	0.6	(2.5)

Total consolidated income tax benefit (expense)	$(11.7)	$(9.0)

Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(c)
Products Pipelines	$140.7	$143.2
Natural Gas Pipelines	188.2	134.7
CO2	199.8	125.4
Terminals	125.8	100.5
Trans Mountain	30.2	(358.2)

Total segment earnings before DD&A	684.7	145.6
Total segment depreciation, depletion and amortization	(158.1)	(132.7)
Total segment amortization of excess cost of investments	(1.4)	(1.4)
Interest and corporate administrative expenses(d)	(178.5)	(161.0)

Total consolidated net income (loss)	$346.7	$(149.5)

	Three Months Ended March 31,

	2008	2007

Capital expenditures
Products Pipelines	$57.3	$36.3
Natural Gas Pipelines	187.7	26.9
CO2	95.0	89.6
Terminals	146.0	92.6
Trans Mountain	142.1	50.3

Total consolidated capital expenditures(e)	$628.1	$295.7

	March 31, 2008	December 31, 2007

Assets
Products Pipelines	$4,070.8	$4,045.0
Natural Gas Pipelines	4,925.2	4,347.3
CO2	2,106.4	2,004.5
Terminals	3,127.3	3,036.4
Trans Mountain	1,503.5	1,440.8

Total segment assets	15,733.2	14,874.0
Corporate assets(f)	543.8	303.8

Total consolidated assets	$16,277.0	$15,177.8

(a)	Includes natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.

(b)	2007 amount represents an expense of $377.1 million attributable to a goodwill impairment charge recognized by Knight, as discussed in Notes 2 and 6.

(c)	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).

(d)	Includes unallocated interest income, interest and debt expense, general and administrative expenses, and minority interest expense.

(e)

Includes sustaining capital expenditures of $29.9 million in 2008 and $26.8 million in 2007 (not including Trans Mountain for the period prior to our acquisition date of April 30, 2007). Sustaining capital expenditures are defined as capital expenditures which do not increase the capacity of an asset.

(f)	Includes cash and cash equivalents, margin and restricted deposits, certain unallocable deferred charges, and risk management assets related to the fair value of interest rate swaps.

          We do not attribute interest and debt expense to any of our reportable business segments. For the three months ended March 31, 2008 and 2007, we reported total consolidated interest expense of $98.0 million and $92.1 million, respectively.

Following is geographic information regarding the revenues and long-lived assets of our business segments (in millions):

	Three Months Ended March 31,

	2008	2007

Revenues from external customers
United States	$2,657.8	$2,130.3
Canada	57.1	36.6
Mexico and other(a)	5.4	4.8

Total consolidated revenues from external customers	$2,720.3	$2,171.7

	March 31, 2008	December 31, 2007

Long-lived assets(b)
United States	$11,789.5	$11,054.3
Canada	1,526.0	1,420.0
Mexico and other(a)	91.0	89.5

Total consolidated long-lived assets	$13,406.5	$12,563.8

(a)	Includes operations in Mexico and the Netherlands.

(b)	Long-lived assets exclude (i) goodwill; (ii) other intangibles, net; and (iii) long-term note receivables from related parties.

12. Pensions and Other Post-retirement Benefits

          Due to our acquisition of Trans Mountain (see Note 2), Kinder Morgan Canada Inc. and Trans Mountain Pipeline Inc. (as general partner of Trans Mountain Pipeline L.P.) are sponsors of pension and other post-retirement benefit plans for eligible Trans Mountain employees. The plans include registered defined benefit pension plans, supplemental unfunded arrangements, which provide pension benefits in excess of statutory limits, and defined contributory plans. We also provide post-retirement benefits other than pensions for retired employees. Our combined net periodic benefit costs for these Trans Mountain pension and post-retirement benefit plans for the first quarters of 2008 and 2007 were approximately $0.8 million and $1.1 million, respectively. As of March 31, 2008, we estimate our overall net periodic pension and post-retirement benefit costs for these plans for the year 2008 will be approximately $3.1 million, recognized ratably over the year, although this estimate could change if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities. We expect to contribute approximately $2.6 million to these benefit plans in 2008.

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

          As of March 31, 2008, we estimate no overall net periodic post-retirement benefit cost for the SFPP post-retirement benefit plan for the year 2008; however, this estimate could change if a future significant event would require a remeasurement of liabilities. For the first quarter of 2007, our net periodic benefit cost for the SFPP post-retirement benefit plan was a credit of approximately $0.1 million. The credit resulted in increases to income, largely due to amortizations of an actuarial gain and a negative prior service cost. In addition, we expect to contribute approximately $0.4 million to this post-retirement benefit plan in 2008.

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

13. Related Party Transactions

          Plantation Pipe Line Company Note Receivable

          We have a seven-year note receivable bearing interest at the rate of 4.72% per annum from Plantation Pipe Line Company, our 51.17%-owned equity investee. The outstanding note receivable balance was $89.7 million as of both March 31, 2008 and December 31, 2007. Of this amount, $2.4 million was included within “Accounts, notes and interest receivable, net—Related parties,” and the remainder was included within “Notes receivable—Related parties” at each reporting date.

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

          Knight Note Receivable

          As of both March 31, 2008 and December 31, 2007, an affiliate of Knight owed to us a long-term note with a principal amount of $0.6 million, and we included this balance within “Notes receivable—Related parties” on our consolidated balance sheet as of that date. This note currently has no fixed terms of repayment and is denominated in Canadian dollars. The above amount represents the translated amount included in our consolidated financial statements in U.S. dollars at each reporting date.

          Fair Value of Energy Commodity Derivative Contracts

          As a result of the May 2007 going-private transaction of Knight, as discussed in Note 1, a number of individuals and entities became significant investors in Knight. By virtue of the size of their ownership interest in Knight, two of those investors became “related parties” to us (as that term is defined in authoritative accounting literature): (i) American International Group, Inc. and certain of its affiliates; and (ii) Goldman Sachs Capital Partners and certain of its affiliates.

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

          The following table summarizes the fair values of our energy commodity derivative contracts that are (i) associated with commodity price risk management activities with related parties; and (ii) included on our accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007 (in millions):

	March 31, 2008	December 31, 2007

Derivatives-net asset/(liability)
Deferred charges and other assets	$—	$—
Accrued other current liabilities	(282.9)	(239.8)
Other long-term liabilities and deferred credits	$(509.9)	$(386.5)

          Other

          Generally, KMR makes all decisions relating to the management and control of our business. Our general partner owns all of KMR’s voting securities and is its sole managing member. Knight, through its wholly owned and controlled subsidiary Kinder Morgan (Delaware), Inc., owns all the common stock of our general partner. Certain conflicts of interest could arise as a result of the relationships among KMR, our general partner, Knight and us; however, the audit committee of KMR’s board of directors will, at the request of KMR, review (and is one of the means for resolving) conflicts of interest that may arise between Knight or its subsidiaries, on the one hand, and us, on the other hand. For a more complete discussion of our related-party transactions, see Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

14. Regulatory Matters

          The following updates the disclosure in Note 17 to our audited financial statements that were filed with our Annual Report on Form 10-K for the year ended December 31, 2007 with respect to developments that occurred during the three months ended March 31, 2008.

          FERC Order No. 2004/690

          Since November 2003, the FERC issued Orders No. 2004, 2004-A, 2004-B, 2004-C, and 2004-D, adopting new Standards of Conduct as applied to natural gas pipelines. The primary change from existing regulation was to make such standards applicable to an interstate natural gas pipeline’s interaction with many more affiliates (referred to as “energy affiliates”). The Standards of Conduct require, among other things, separate staffing of interstate pipelines and their energy affiliates (but support functions and senior management at the central corporate level may be shared) and strict limitations on communications from an interstate pipeline to an energy affiliate.

          However, on November 17, 2006, the United States Court of Appeals for the District of Columbia Circuit, in Docket No. 04-1183, vacated FERC Orders 2004, 2004-A, 2004-B, 2004-C, and 2004-D as applied to natural gas pipelines, and remanded these same orders back to the FERC.

          On January 9, 2007, the FERC issued an Interim Rule, effective January 9, 2007, in response to the court’s action. In the Interim Rule, the FERC readopted the Standards of Conduct, but revised or clarified with respect to issues which had been appealed to the court. Specifically, the following changes were made:

▪ the Standards of Conduct apply only to the relationship between interstate gas transmission pipelines and their marketing affiliates, not their energy affiliates;

▪ all risk management personnel can be shared;

▪ the requirement to post discretionary tariff actions was eliminated (but interstate gas pipelines must still maintain a log of discretionary tariff waivers);

▪ lawyers providing legal advice may be shared employees; and

▪ new interstate gas transmission pipelines are not subject to the Standards of Conduct until they commence service.

          The FERC clarified that all exemptions and waivers issued under Order No. 2004 remain in effect. On January 18, 2007, the FERC issued a notice of proposed rulemaking seeking comments regarding whether or not the Interim Rule should be made permanent for natural gas transmission providers (“January 18 NOPR”). On March 21, 2007, FERC issued an Order on Clarification and Rehearing of the Interim Rule that granted clarification that the Standards of Conduct only apply to natural gas transmission providers that are affiliated with a marketing or brokering entity that conducts transportation transactions on such gas transmission provider’s pipeline.

          On March 21, 2008, as part of an effort to undertake a broader review of the existing Standards of Conduct, the FERC issued a new notice of proposed rulemaking revamping the Standards of Conduct in order to make compliance and enforcement easier, rather than issuing a Final Rule on the January 18 NOPR. The intent of this action is to return to the core principles of the original Standards of Conduct, which established a functional separation between transmission and merchant personnel for natural gas and electric transmission providers. The new NOPR is made up of three rules: independent functioning of transmission function employees from marketing function employees, the no-conduit rule prohibiting the passing and receipt of non-public transmission information, and the transparency rule to detect undue discrimination. Comments on the revised NOPR are due May 12, 2008.

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

          On March 21, 2008 the FERC issued a Final Rule regarding changes to the Form 2, 2-A and 3Q. The revisions were designed to enhance the forms’ usefulness by updating them to reflect current market and cost information relevant to interstate pipelines and their customers. The rule is effective January 1, 2008 with the filing of the revised Form 3-Q beginning with the first quarter of 2009. The revised Form 2 and 2-A for calendar year 2008 material would be filed by April 30, 2009.

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

          On December 26, 2007, the FERC issued Order No. 704 in this docket implementing only the annual reporting provisions of the NOPR with minimal changes to the original proposal. The order became effective February 4, 2008. The initial report is due May 1, 2009 for calendar year 2008. Subsequent reports are due by May 1 of each year for the previous calendar year. Order 704 will require most, if not all Kinder Morgan natural gas pipelines to report annual volumes of relevant transactions to the FERC.

          In addition, on December 21, 2007, the FERC issued a new notice of proposed rulemaking in Docket No. RM08-2-000 regarding the daily posting provisions that were contained in Docket Nos. RM07-10-000 and AD06-11-000. The new NOPR proposes to exempt from the daily posting requirements those non-interstate pipelines that (i) flow less than 10 million MMBtus of natural gas per year, (ii) fall entirely upstream of a processing plant, and (iii) deliver more than ninety-five percent (95%) of the natural gas volumes they flow directly to end-users. However, the new

NOPR expands the proposal to require that both interstate and non-exempt non-interstate pipelines post daily the capacities of, volumes scheduled at, and actual volumes flowing through, their major receipt and delivery points and mainline segments. Initial comments were filed by numerous parties on March 13, 2008. A Technical Conference was held on April 3, 2008. Numerous reply comments were received on April 14, 2008.

          Notice of Proposed RuleMaking - Rural Onshore Low Stress Hazardous Liquids Pipelines

          On September 6, 2006, the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration, referred to in this report as the PHMSA, published a notice of proposed rulemaking (PHMSA 71 FR 52504) that proposed to extend certain threat-focused pipeline safety regulations to rural onshore low-stress hazardous liquid pipelines within a prescribed buffer of previously defined U.S. states. Low-stress hazardous liquid pipelines, except those in populated areas or that cross commercially navigable waterways, have not been subject to the safety regulations in PHMSA 49 CFR Part 195.1. According to the PHMSA, unusually sensitive areas are areas requiring extra protection because of the presence of sole-source drinking water resources, endangered species, or other ecological resources that could be adversely affected by accidents or leaks occurring on hazardous liquid pipelines.

          The notice proposed to define a category of “regulated rural onshore low-stress lines” (rural lines operating at or below 20% of specified minimum yield strength, with a diameter of eight and five-eighths inches or greater, located in or within a quarter-mile of a U.S. state) and to require operators of these lines to comply with a threat-focused set of requirements in Part 195 that already apply to other hazardous liquid pipelines. The proposed safety requirements addressed the most common threats—corrosion and third party damage—to the integrity of these rural lines. The proposal is intended to provide additional integrity protection, to avoid significant adverse environmental consequences, and to improve public confidence in the safety of unregulated low-stress lines.

          Since the new notice is a proposed rulemaking in which the PHMSA will consider initial and reply comments from industry participants, it is not clear what impact the final rule will have on the business of our intrastate and interstate pipeline companies.

          FERC Equity Return Allowance

          On April 17, 2008, the FERC adopted a new policy under Docket No. PL07-2-000 that will allow master limited partnerships to be included in proxy groups for the purpose of determining rates of return for both interstate natural gas and oil pipelines. Additionally, the policy statement concluded that (i) there should be no cap on the level of distributions included in the FERC’s current discounted cash flow methodology; (ii) the Institutional Brokers Estimated System forecasts should remain the basis for the short-term growth forecast used in the discounted cash flow calculation; (3) there should be an adjustment to the long-term growth rate used to calculate the equity cost of capital for a master limited partnership, specifically the long term growth rate would be set at 50% of the gross domestic product; and (iv) there should be no modification to the current respective two-thirds and one-third weightings of the short-term and long-term growth factors. Additionally, the FERC decided not to explore other methods for determining a pipeline’s equity cost of capital at this time. The policy statement will govern all future gas and oil rate proceedings involving the establishment of a return on equity, as well as those cases that are currently pending before either the FERC or an administrative law judge.

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

          Rockies Express Pipeline-West Project

          On April 19, 2007, the FERC issued a final order approving the Rockies Express application for authorization to construct and operate certain facilities comprising its proposed “Rockies Express-West Project.” This project is the first planned segment extension of the Rockies Express’ currently certificated facilities, and it will be comprised of approximately 713 miles of 42-inch diameter pipeline extending from the Cheyenne Hub to an interconnection with Panhandle Eastern Pipe Line located in Audrain County, Missouri. The segment extension proposes to transport approximately 1.5 billion cubic feet per day of natural gas across the following five states: Wyoming, Colorado, Nebraska, Kansas and Missouri. The project will also include certain improvements to existing Rockies Express facilities located to the west of the Cheyenne Hub. Construction commenced on May 21, 2007. Rockies Express began interim service for up to 1.4 billion cubic feet per day of natural gas on the West segment’s first 500 miles of pipe on January 12, 2008. The remainder of the project is expected to be in-service in mid-May 2008, subject to the receipt of all regulatory approvals needed for the as-built pipeline facilities.

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

          On September 7, 2007, the FERC issued a Notice of Schedule for Environmental Review for the Rockies Express-East Project, referred to as the posted schedule. Rockies Express has requested that the FERC issue an updated scheduling order to modify the posted schedule for earlier resolution. Without a modification of the posted schedule, Rockies Express has concerns about its ability to complete its project by June 2009. Rockies Express is working closely with the FERC staff and other cooperating agencies to meet a revised schedule that was developed in consultation with the FERC staff at a public meeting convened on September 21, 2007. On November 23, 2007, the FERC issued a draft environmental impact statement for the project, in advance of the posted schedule. Comments on the environmental impact statement, referred to in this report as an EIS, were submitted January 14, 2008, also in advance of the posted schedule. A final EIS was issued on April 11, 2008, in advance of the posted schedule. Based upon a preliminary review of the final EIS, we believe the EIS contains provisions that will result in increased costs and may impact scheduled completion dates. While it is too early to estimate the precise cost impact, we currently believe the cost increase will be no more than 5% - 10% of our most recently reported total REX project estimate of approximately $5 billion.

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

          Kinder Morgan Interstate Gas Transmission Pipeline

          On August 6, 2007, KMIGT filed, in FERC Docket CP07-430, for regulatory approval to construct and operate a 41-mile, $30 million natural gas pipeline from the Cheyenne Hub to markets in and around Greeley, Colorado. When completed, the Colorado Lateral will provide firm transportation of up to 55 million cubic feet per day to a local utility under long-term contract. The FERC issued a draft environmental assessment on the project on January 11, 2008, and comments on the project were received February 11, 2008. On February 21, 2008, the FERC granted the certificate application. Public Service Company of Colorado, a competitor serving markets off the Colorado Lateral, filed a complaint before the State of Colorado Public Utilities Commission against Atmos, the anchor shipper on the project. The Colorado Public Utilities Commission conducted a hearing on April 14, 2008 on the complaint, which is pending a ruling. Public Service Company of Colorado has also requested rehearing of the FERC authorization to construct the jurisdictional facilities and has sought to delay the issuance of certain other approvals to KMIGT, pending the ruling in the Colorado complaint proceeding.

          On December 21, 2007, KMIGT filed, in Docket CP 08-44, for approval to expand its system in Nebraska to serve incremental ethanol and industrial load. No protests to the application were filed and the project was approved by the FERC. Construction commenced on April 9, 2008.

          Kinder Morgan Louisiana Pipeline

          On September 8, 2006, in FERC Docket No. CP06-449-000, we filed an application with the FERC requesting approval to construct and operate our Kinder Morgan Louisiana Pipeline. The natural gas pipeline will extend approximately 135 miles from Cheniere’s Sabine Pass liquefied natural gas terminal in Cameron Parish, Louisiana, to various delivery points in Louisiana and will provide interconnects with many other natural gas pipelines, including Natural Gas Pipeline Company of America LLC. The project is supported by fully subscribed capacity and long-term customer commitments with Chevron and Total. The entire project cost is approximately $550 million project and it is expected to be in service by January 1, 2009.

          On March 15, 2007, the FERC issued a preliminary determination that the authorizations requested, subject to some minor modifications, will be in the public interest. This order does not consider or evaluate any of the environmental issues in this proceeding. On April 19, 2007, the FERC issued the final EIS, which addressed the potential environmental effects of the construction and operation of the Kinder Morgan Louisiana Pipeline. The final EIS was prepared to satisfy the requirements of the National Environmental Policy Act. It concluded that approval of the Kinder Morgan Louisiana Pipeline project would have limited adverse environmental impacts. On June 22, 2007, the FERC issued an order granting construction and operation of the project. Kinder Morgan Louisiana Pipeline officially accepted the order on July 10, 2007.

          Midcontinent Express Pipeline

          On October 9, 2007, in Docket No. CP08-6-000, Midcontinent Express Pipeline LLC filed an application with the FERC requesting a certificate of public convenience and necessity that would authorize construction and operation of the approximate 500-mile Midcontinent Express Pipeline natural gas transmission system. On February 8, 2008, the FERC issued a draft EIS which stated that the building and operation of the proposed 504-mile Midcontinent Express Pipeline would result in limited adverse environmental impact. A final EIS must be released before the FERC can issue a certificate authorizing construction. Subject to the receipt of regulatory approvals, construction of the pipeline is expected to commence in August 2008 and be in service during the first quarter of 2009.

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

    Our adoption of FIN No. 48 on January 1, 2007 did not result in a cumulative effect adjustment to “Partners’ Capital” on our consolidated balance sheet.  Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense, and as of January 1, 2007, we had $1.1 million of accrued interest and no accrued penalties.  As of December 31, 2007 (i) we had $0.6 million of accrued interest and no accrued penalties; (ii) we believe it is reasonably possible that our liability for unrecognized tax benefits will decrease by approximately $1.2 million during the next twelve months; and (iii) we believe approximately $5.4 million of the total $6.3 million of unrecognized tax benefits on our consolidated balance sheet as of December 31, 2007 would affect our effective income tax rate in future periods in the event those unrecognized tax benefits were recognized.  In addition, we have U.S. and state tax years open to examination for the periods 2003 through 2007. There have been no material changes in our liability for unrecognized tax benefits, interest, penalties or the estimated change in the liability for the next twelve months as of March 31, 2008.

          SFAS No. 157

          For information on SFAS No. 157, see Note 10 “—SFAS No. 157.”

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

          Specifically, SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; (ii) the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement (consolidated net income and comprehensive income will be determined without deducting minority interest, however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent’s shareholders); and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently and similarly—as equity transactions.

          This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for us). Early adoption is not permitted. SFAS No. 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for its presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. We are currently reviewing the effects of this Statement.

          SFAS No. 161

          On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and hedging Activities.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures include, among other things, (i) a tabular summary of the fair value of derivative instruments and their gains and losses; (ii) disclosure of derivative features that are credit-risk–related to provide more information regarding an entity’s liquidity; and (iii) cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments.

          This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for us). Early application is encouraged. We are currently reviewing the effects of this Statement.

          EITF 07-4

          In March 2008, the Emerging Issues Task Force reached a consensus on Issue No. 07-4, or EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.” EITF 07-4 provides guidance for how current period earnings should be allocated between limited partners and a general partner when the partnership agreement contains incentive distribution rights.

          This Issue is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for us), and interim periods within those fiscal years. Earlier application is not permitted, and the guidance in this Issue is to be applied retrospectively for all financial statements presented. We are currently reviewing the effects of this Issue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report); and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

         In addition, as discussed in Note 2 to our consolidated financial statements included elsewhere in this report, our financial statements reflect:

▪   the April 30, 2007 transfer of Trans Mountain as if such transfer had taken place on January 1, 2006, the effective date of common control pursuant to generally accepted accounting principles. The financial information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the financial results of Trans Mountain for all periods subsequent to January 1, 2006; and

▪   the reclassifications necessary to reflect the results of our North System as discontinued operations. However, due to the fact that the sale of our North System does not change the structure of our internal organization in a manner that causes a change to our reportable business segments pursuant to the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have included the North System’s financial results within our Products Pipelines business segment disclosures presented in this report for the first quarter of 2007.

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

          Further information about us and information regarding our accounting policies and estimates that we consider to be “critical” can be found in our Annual Report on Form 10-K for the year ended December 31, 2007. There have not been any significant changes in these policies and estimates during the three months ended March 31, 2008.

Results of Operations

          Consolidated

	Three Months Ended March 31,
			Earnings Increase/(decrease)
	2008	2007

	(In millions, except percentages)
Earnings (Losses) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines(b)	$140.7	$143.2	$(2.5)	(2)%
Natural Gas Pipelines(c)	188.2	134.7	53.5	40%
CO2	199.8	125.4	74.4	59%
Terminals(d)	125.8	100.5	25.3	25%
Trans Mountain(e)	30.2	(358.2)	388.4	108%

Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	684.7	145.6	539.1	370%

Depreciation, depletion and amortization expense (f)	(158.1)	(132.7)	(25.4)	(19)%
Amortization of excess cost of equity investments	(1.4)	(1.4)	—	—
Interest and corporate administrative expenses(g)	(178.5)	(161.0)	(17.5)	(11)%

Net income (loss)	$346.7	$(149.5)	$496.2	332%

(a)

Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other expense (income). Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses, and taxes, other than income taxes.

(b)	2008 amount includes a $0.5 million gain from the 2007 sale of our North System, and a $0.8 million decrease in income resulting from unrealized foreign currency losses on long-term debt transactions.

(c)	2007 amount includes an expense of $1.0 million reflecting our portion of a loss from the early extinguishment of debt by Red Cedar Gathering Company.

(d)	2007 amount includes an increase in income of $1.8 million from property casualty gains associated with the 2005 hurricane season.

(e)

2007 amount represents losses for a period prior to our acquisition date of April 30, 2007. This amount includes a $377.1 million impairment expense, associated with a non-cash reduction in the carrying value of Trans Mountain’s goodwill. The goodwill impairment charge was recognized by Knight in March 2007, and following our purchase of Trans Mountain from Knight on April 30, 2007, the financial results of Trans Mountain since January 1, 2006, including the impact of the goodwill impairment, are reflected in our results. Our overall carrying value for the net assets of Trans Mountain reflects Knight’s carrying value, which is considerably higher than the cash price we paid. For more information on this acquisition and the goodwill impairment, see Notes 2 and 6 to our consolidated financial statements included elsewhere in this report.

(f)	2007 amount includes Trans Mountain expenses of $4.7 million for a period prior to our acquisition date of April 30, 2007.

(g)

Includes unallocated interest income, interest and debt expense, general and administrative expenses (including unallocated litigation and environmental expenses) and minority interest expense. 2008 amount includes (i) a $1.4 million increase in non-cash compensation expense, allocated to us from Knight. We do not have any obligation, nor do we expect to pay any amounts related to this expense; and (ii) a $0.5 million increase in interest expense related to our January 1, 2007 Cochin Pipeline acquisition. 2007 amount includes (i) a combined $5.3 million increase in expense, related to Trans Mountain interest and general and administrative expenses for periods prior to our acquisition date of April 30, 2007; (ii) a $2.2 million increase in non-cash compensation expense, allocated to us from Knight. We do not have any obligation, nor do we expect to pay any amounts related to this expense; (iii) a $1.7 million increase in insurance expense associated with the 2005 hurricane season; (iv) a $0.6 million increase in interest expense related to our January 1, 2007 Cochin Pipeline acquisition; and (v) a total $3.3 million decrease in minority interest expense, related to the minority interest effect from all of the previously listed 2007 items in these footnotes.

          Our consolidated net income for the first quarter of 2008 was $346.7 million ($0.63 per diluted limited partner unit), compared to a net loss of $149.5 million ($1.23 per diluted limited partner unit) for the first quarter of 2007. Because our partnership agreement requires us to distribute 100% of our available cash to our partners on a quarterly basis (available cash consists primarily of all our cash receipts, less cash disbursements and changes in reserves), we consider each period’s earnings before all non-cash depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments, to be an important measure of our success in maximizing returns to our partners. We also use segment earnings before depreciation, depletion and amortization expenses (defined in the table above and sometimes referred to in this report as EBDA) internally as a measure of profit and loss used for evaluating segment performance and for deciding how to allocate resources to our five reportable business segments.

          Our total segment earnings before depreciation, depletion and amortization increased $539.1 million in the first quarter of 2008 compared to the first quarter of 2007. Combined, the certain items described in the footnotes to the table above increased total segment earnings before depreciation, depletion and amortization by $357.1 million in the first quarter of 2008, relative to the first quarter of 2007 (combining to decrease total segment EBDA by $0.3 million in 2008 and to decrease segment EBDA by $357.4 million in 2007).

          The remaining $182.0 million (36%) increase in quarter-to-quarter segment earnings before depreciation, depletion and amortization resulted from incremental earnings from our CO2, Natural Gas Pipelines, Trans Mountain and Terminals business segments. The increase in earnings was driven by first quarter 2008 customer demand for energy products, including crude oil, natural gas and carbon dioxide; by higher crude oil and natural gas liquids prices, when compared to the first quarter last year; and by contributions from capital expansion and improvement projects completed since the end of the first quarter of 2007.

          Products Pipelines

	Three Months Ended March 31,

	2008	2007

	(In millions, except operating statistics)
Revenues	$198.3	$210.3
Operating expenses	(62.4)	(72.4)
Other income (expense)(a)	0.4	(0.5)
Earnings from equity investments	7.5	7.4
Interest income and Other, net-income (expense)(b)	0.5	1.2
Income tax benefit (expense)	(3.6)	(2.8)

Earnings before depreciation, depletion and amortization Expense and amortization of excess cost of equity investments	$140.7	$143.2

Gasoline (MMBbl)	97.8	107.2
Diesel fuel (MMBbl)	38.6	38.2
Jet fuel (MMBbl)	29.7	30.2

Total refined product volumes (MMBbl)	166.1	175.6
Natural gas liquids (MMBbl)	6.9	9.6

Total delivery volumes (MMBbl)(c)	173.0	185.2

(a)	2008 amount includes a $0.5 million gain from the 2007 sale of our North System.

(b)	2008 amount includes a $0.8 million decrease in income resulting from unrealized foreign currency losses on long-term debt transactions.

(c)	Includes Pacific, Plantation, Calnev, Central Florida, Cochin and Cypress pipeline volumes.

          Combined, the two certain items described in the footnotes to the table above decreased our Products Pipelines’ first quarter 2008 segment earnings before depreciation, depletion and amortization expenses by $0.3 million, and following is information related to the increases and decreases, in the first quarter of 2008 compared to the first quarter of 2007, of the segment’s (i) remaining $2.2 million (2%) decrease in earnings before depreciation, depletion and amortization expense (EBDA); and (ii) its $12.0 million (6%) decrease in operating revenues:

Three months ended March 31, 2008 versus Three months ended March 31, 2007

	EBDA increase/(decrease)		Revenues Increase/(decrease)

	(In millions, except percentages)
North System	$(9.5)	(100)%	$(13.3)	(100)%
Cochin Pipeline System	(0.5)	(5)%	(6.8)	(32)%
Pacific operations	3.2	5%	3.1	3%
Southeast Terminals	2.4	26%	1.6	9%
Central Florida Pipeline	0.8	9%	0.4	4%
All others (including eliminations)	1.4	3%	3.0	5%

Total Products Pipelines	$(2.2)	(2)%	$(12.0)	(6)%

          The overall period-to-period decreases in segment earnings before depreciation, depletion and amortization expenses and revenues were due to (i) the 2007 sale of our North System, an approximate 1,600-mile interstate common carrier pipeline system; and (ii) lower operating results from our Cochin pipeline system. Effective October 5, 2007, we sold the North System natural gas liquids pipeline and our 50% ownership interest in the Heartland Pipeline Company (collectively referred to in this report as our North System) to ONEOK Partners, L.P. for approximately $298.6 million in cash. The decrease in earnings and revenues from Cochin were largely attributable to lower propane volumes in 2008; however, we believe going-forward the issue will be largely mitigated through the implementation of a shipper provided line fill program that began April 1, 2008.

          We accounted for our North System business as a discontinued operation pursuant to generally accepted accounting principles which require that the income statement be formatted to separate the divested business from our continuing operations. We earned net income from our North System (discontinued operations) of $7.1 million for the three months ended March 31, 2007, and we recognized a $0.5 million adjustment to gain on disposal of the North System in the first quarter of 2008. For more information regarding this transaction, see Note 2 to our consolidated financial statements included elsewhere in this report.

          Furthermore, we do not expect the impact of the discontinued operations to materially affect our overall business, financial position, results of operations or cash flows, and consistent with the management approach of identifying and reporting financial information on operating segments, we have included the North System’s operating results within our Products Pipelines business segment disclosures for all periods presented in this discussion and analysis. This decision was based on the way our management organizes segments internally to make operating decisions and assess performance. For information on our reconciliation of segment information with our consolidated general-purpose financial statements, see Note 11 to our consolidated financial statements included elsewhere in this report.

          All of the remaining assets in our Products Pipelines business segment produced both higher earnings before depreciation, depletion and amortization expenses and higher revenues in the first quarter of 2008, when compared to the same quarter last year, with the largest dollar increases coming from our Pacific operations, our Southeast liquids terminal operations, and our Central Florida Pipeline.

          Our Pacific operations’ $3.2 million (5%) increase in earnings before depreciation, depletion and amortization expenses was largely revenue related, resulting from a $3.1 million (3%) increase in operating revenues in the first quarter of 2008, when compared to the same quarter last year. The increase was driven by higher average tariff rates, in the first quarter of 2008, on refined products deliveries to Arizona and to various West Coast military bases (due to a more favorable mix of higher-rate East Line volumes versus lower-rate West Line volumes). Our Pacific operations also benefited from lower fuel and power expenses in the first quarter of 2008, when compared to first quarter of 2007, due largely to an almost 2% drop in total mainline delivery volumes, mostly related to lower volumes of gasoline transported in the first quarter of 2008.

          The period-to-period earnings increase from our Southeast terminal operations was driven by improved margins on inventory sales and by terminal revenues, due to an over 2% increase in throughput volumes in the first quarter of 2008, versus the first quarter of 2007. The increase in earnings from the Central Florida Pipeline was driven by both a 4% increase in operating revenues in the first quarter of 2008, attributable to a mid-year 2007 tariff rate increase on product deliveries, and by lower operating expenses, largely related to higher environmental expenses recognized in the first quarter of 2007 due to adjustments to accrued environmental liabilities.

          Combining all of the segment’s operations, revenues from refined petroleum products deliveries increased 3.5%, while total products delivery volumes decreased 5.4%, when compared to the first quarter of 2007. Excluding Plantation, which continued to be impacted by a competing pipeline, total refined products delivery volumes decreased 1.9% in the first quarter of 2008 versus the first quarter last year. Total gasoline delivery volumes decreased 8.7% (primarily on Plantation), diesel volumes increased 1.1%, and jet fuel volumes decreased 1.5%, respectively, in the first quarter of 2008 compared to the first quarter of 2007. While down overall in 2008, due to Plantation, commercial jet fuel volumes increased quarter-to-quarter on our Central Florida, Calnev and Pacific operations’ pipelines. The 28% decrease in natural gas liquids delivery volumes in the first quarter of 2008 were chiefly due to lower propane deliveries on the Cochin Pipeline.

          Natural Gas Pipelines

	Three Months Ended March 31,

	2008	2007

	(In millions, except operating statistics)
Revenues	$1,912.5	$1,535.4
Operating expenses	(1,745.1)	(1,405.7)
Other income (expense)	—	—
Earnings from equity investments(a)	23.5	6.4
Interest income and Other, net-income (expense)	0.2	—
Income tax benefit (expense)	(2.9)	(1.4)

Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$188.2	$134.7

Natural gas transport volumes (Trillion Btus)(b)	495.4	405.0

Natural gas sales volumes (Trillion Btus)(c)	215.0	209.0

(a)	2007 amount includes an expense of $1.0 million reflecting our portion of a loss from the early extinguishment of debt by Red Cedar Gathering Company.
(b)

Includes Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company LLC, TransColorado Gas Transmission Company LLC, Rockies Express Pipeline LLC, and Texas intrastate natural gas pipeline group pipeline volumes.

(c)	Represents Texas intrastate natural gas pipeline group.

          As described in footnote (a) to the table above, our Natural Gas Pipelines business segment’s earnings before depreciation, depletion and amortization expenses included a $1.0 million loss in equity earnings from our 49% interest in the net income of Red Cedar Gathering Company. The loss represented our share of Red Cedar’s approximate $2.0 million loss from the early extinguishment of debt, representing the excess of the price Red Cedar paid to repurchase and retire the principal amount of $31.4 million of its senior notes in March 2007.

          Following is information related to the increases and decreases, in the first quarter of 2008 compared to the first quarter of 2007, of the segment’s (i) remaining $52.5 million (39%) increase in earnings before depreciation, depletion and amortization expense (EBDA); and (ii) its $377.1 million (25%) increase in operating revenues:

Three months ended March 31, 2008 versus Three months ended March 31, 2007

	EBDA increase/(decrease)		Revenues increase/(decrease)

	(In millions, except percentages)
Texas Intrastate Natural Gas Pipeline Group	$32.0	41%	$355.9	25%
Rockies Express Pipeline	16.8	1,006%	—	—
TransColorado Pipeline	3.2	30%	3.7	30%
All others	0.5	1%	19.9	28%
Intrasegment Eliminations	—	—	(2.4)	(901)%

Total Natural Gas Pipelines	$52.5	39%	$377.1	25%

          The segment’s overall increase in earnings before depreciation, depletion and amortization expenses in the three months ended March 31, 2008, when compared to the same period last year, was led again by our Texas intrastate natural gas pipeline group, along with incremental contributions from our equity interest in Rockies Express and improved performance from our TransColorado Pipeline.

          Our Texas intrastate group includes the operations of the Kinder Morgan Tejas (including Kinder Morgan Border Pipeline), Kinder Morgan Texas Pipeline, Kinder Morgan North Texas Pipeline and the Mier-Monterrey Mexico Pipeline, and the group’s earnings growth was mainly attributable to increased transportation revenues from long-term contracts, greater value from storage activities and improved natural gas processing volumes and margins. The group has continued to benefit from incremental natural gas transport and storage revenues, from a long-term contract with one of its largest customers that became effective April 1, 2007.

          Because our Texas intrastate group buys and sells significant quantities of natural gas, the variances from period to period in both segment revenues and segment operating expenses (which include natural gas costs of sales) are due to changes in our intrastate groups’ average prices and volumes for natural gas purchased and sold. To the extent possible, we balance the pricing and timing of our natural gas purchases to our natural gas sales, and these contracts are frequently settled in terms of an index price for both purchases and sales. In order to minimize commodity price risk, we attempt to balance sales with purchases at the index price on the date of settlement.

          The incremental earnings from our 51% equity investment in the Rockies Express Pipeline relates to higher net income earned by Rockies Express Pipeline LLC, primarily due to the start-up of interim service on the Rockies Express-West pipeline segment in January 2008. The Rockies Express-West segment is a 713-mile, 42-inch diameter pipeline that extends from the Cheyenne Hub in Weld County, Colorado to an interconnect in Audrain County, Missouri. Rockies Express began interim service for up to 1.4 billion cubic feet per day of natural gas on the West segment’s first 500 miles of pipe on January 12, 2008, and service on the remaining 213 miles is expected to begin in mid-May 2008. When fully operational, Rockies Express-West has the capacity to transport up to 1.5 billion cubic feet per day and can make deliveries to interconnects with our Kinder Morgan Interstate Gas

Transmission Pipeline, Northern Natural Gas Company, Natural Gas Pipeline Company of America LLC, ANR and Panhandle Eastern Pipeline Company.

          The increase in earnings from our TransColorado Pipeline reflects system improvements and expansions completed since the end of the first quarter of 2007, and increased natural gas production in the Piceance and San Juan basins of New Mexico and Colorado. In December 2007, we completed the approximate $50 million Blanco-Meeker expansion project on our TransColorado Pipeline. The project was placed into service January 1, 2008, and boosted natural gas transportation capacity on the pipeline by approximately 250 million cubic feet per day from the Blanco Hub area in San Juan County, New Mexico through TransColorado’s existing pipeline for deliveries to the Rockies Express Pipeline at an existing point of interconnection located at the Meeker Hub in Rio Blanco County, Colorado. All of the incremental capacity is subscribed under a long-term contract with ConocoPhillips.

             CO2

	Three Months Ended March 31,

	2008	2007

	(In millions, except operating statistics)
Revenues	$286.4	$191.6
Operating expenses	(90.7)	(70.6)
Other income (expense)	—	—
Earnings from equity investments	5.6	5.2
Other, net-income (expense)	(0.2)	—
Income tax benefit (expense)	(1.3)	(0.8)

Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$199.8	$125.4

Carbon dioxide delivery volumes (Bcf)(a)	180.2	165.7

SACROC oil production (gross) (MBbl/d)(b)	27.3	29.9

SACROC oil production (net)(MBbl/d)(c)	22.8	24.9

Yates oil production (gross)(MBbl/d)(b)	28.6	26.1

Yates oil production (net)(MBbl/d)(c)	12.7	11.6

Natural gas liquids sales volumes (net)(MBbl/d)(c)	9.5	9.7

Realized weighted average oil price per Bbl(d)(e)	$50.03	$35.17

Realized weighted average natural gas liquids price per Bbl(e)(f)	$65.93	$41.71

(a)	Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline and Pecos pipeline volumes.

(b)	Represents 100% of the production from the field. We own an approximate 97% working interest in the SACROC unit and an approximate 50% working interest in the Yates unit.

(c)	Net to Kinder Morgan, after royalties and outside working interests.

(d)	Includes all Kinder Morgan crude oil production properties.

(e)	Hedge gains/losses for crude oil and natural gas liquids are included with crude oil.

(f)	Includes production attributable to leasehold ownership and production attributable to our ownership in processing plants and third party processing agreements.

          Our CO2 segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates. The segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids. For each of the segment’s two primary businesses, following is information related to the quarter-to-quarter increases and decreases of the segment’s (i) earnings before depreciation, depletion and amortization (EBDA); and (ii) operating revenues:

Three months ended March 31, 2008 versus Three months ended March 31, 2007

	EBDA increase/(decrease)		Revenues increase/(decrease)

	(In millions, except percentages)
Sales and Transportation Activities	$29.0	74%	$31.2	74%
Oil and Gas Producing Activities	45.4	53%	69.8	43%
Intrasegment Eliminations	—	—	(6.2)	(53)%

Total CO2	$74.4	59%	$94.8	49%

          The CO2 segment’s overall period-to-period increase in segment earnings before depreciation, depletion and amortization expenses resulted from higher earnings from both carbon dioxide sales and transportation activities and from oil and gas producing activities, which include the operations associated with its ownership interests in oil-producing fields and natural gas processing plants. Highlights for the first quarter of 2008 compared to the first quarter of 2007 included an increase in oil production at the Yates field unit, and higher earnings from crude oil and natural gas liquids sales, due largely to increases in average crude oil and natural gas plant product prices since the end of the first quarter of 2007. The segment’s average realization for crude oil in the first quarter of 2008 increased 42% when compared to the first quarter of 2007 (from $35.17 per barrel in 2007 to $50.03 per barrel in 2008). The average natural gas liquids realization increased 58% in the first quarter of 2008, when compared to the first quarter of 2007 (from $41.71 per barrel in 2007 to $65.93 per barrel in 2008).

          Revenues from crude oil sales and natural gas plant products sales increased $46.9 million (40%) and $20.3 million (56%), respectively, in the first quarter of 2008 compared to the first quarter of 2007. With regard to both crude oil and natural gas liquids, the increases in revenues from higher realized weighted average prices were partly offset by an almost 2% decrease in sales volumes in 2008 versus 2007. Average gross oil production for the first quarter of 2008 was 28.6 thousand barrels per day at the Yates unit, over 9% higher compared to the first quarter of 2007. At SACROC, average gross oil production for the first quarter of 2008 was 27.3 thousand barrels per day, a decline of almost 9% versus the same quarter last year, but up 8% compared to the previous quarter (fourth quarter of 2007).

          Industry price levels for crude oil and natural gas liquids products have continued to increase since the beginning of 2007. Future price increases may continue to be volatile, and because our CO2 segment is exposed to commodity price risk related to crude oil and natural gas liquids, we mitigate this risk through a long-term hedging strategy that is intended to generate more stable realized prices by using derivative contracts as hedges to the exposure of fluctuating expected future cash flows produced by changes in commodity sales prices. All of our hedge gains and losses for crude oil and natural gas liquids are included in our realized average price for oil. Had we not used energy derivative contracts to transfer commodity price risk, our crude oil sales prices would have averaged $96.91 per barrel in the first quarter of 2008, and $55.52 per barrel in the first quarter of 2007. For more information on our hedging activities, see Note 10 to our consolidated financial statements included elsewhere in this report.

          The period-to-period increase in earnings before depreciation, depletion and amortization from the segment’s sales and transportation activities was primarily due to higher carbon dioxide sales revenues. Overall, our CO2 segment reported a $15.9 million (124%) increase in carbon dioxide sales revenues in the first quarter of 2008, relative to last year’s first quarter. The increase was driven by a 97% increase in average sales prices in 2008, partially offset by a 3% decrease in total sales volumes. We do not recognize profits on carbon dioxide sales to ourselves.

          In addition, period-to-period carbon dioxide delivery volumes increased 9% in 2008, due primarily to the January 2008 start-up of our new Doe Canyon carbon dioxide source field located in Dolores County, Colorado. Since January 2007, we have invested approximately $87 million to develop infrastructure primarily located in southwest Colorado in order to further expand our operations and enable us to meet the increased demand for carbon dioxide in the Permian Basin. The expansion activities included developing a new carbon dioxide source field (named the Doe Canyon Deep Unit), drilling six carbon dioxide wells (five productive wells and one non-productive well) at the McElmo Dome Unit, increasing transportation capacity on the Cortez Pipeline, and extending the Cortez Pipeline to the new Doe Canyon Deep Unit.

          The segment’s $20.1 million (28%) increase in combined operating expenses in the first quarter of 2008, compared to the same year-earlier period was largely due to additional field operating expenses, driven by higher well workover and completion expenses related to infrastructure expansions at the SACROC and Yates oil field units, and to higher severance tax expenses, related to the increase in crude oil revenues. In addition to its effect on product sales revenues, rising price levels since the end of the first quarter of 2007 also contributed to the increase in our operating and maintenance expenses associated with the production of crude oil.

          Terminals

	Three Months Ended March 31,

	2008	2007

	(In millions, except operating statistics)
Revenues	$280.2	$215.1
Operating expenses	(152.8)	(115.8)
Other income (expense)(a)	0.6	2.7
Earnings from equity investments	1.0	—
Other, net-income (expense)	1.3	—
Income tax benefit (expense)	(4.5)	(1.5)

Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$125.8	$100.5

Bulk transload tonnage (MMtons)(b)	23.2	23.3

Liquids leaseable capacity (MMBbl)	50.6	43.6

Liquids utilization %	97.5%	98.5%

(a)	2007 amount includes an increase in income of $1.8 million from property casualty gains associated with the 2005 hurricane season.

(b)	Volumes for acquired terminals are included for both periods.

          Our Terminals business segment includes the operations of our petroleum, chemical and other liquids terminal facilities (other than those included in our Products Pipelines segment), and all of our coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities. As described in footnote (a) to the table above, the segment recognized a $1.8 million gain in the first quarter of 2007, based upon our final determination of the book value of fixed assets damaged or destroyed during Hurricanes Katrina and Rita in 2005.

          The segment’s remaining $27.1 million (27%) increase in earnings before depreciation, depletion and amortization in the first quarter of 2008 versus the first quarter of 2007 were due to a combination of internal expansions and strategic acquisitions completed since March 31, 2007. Since the end of the first quarter of 2007, we have invested approximately $159.2 million in cash to acquire both terminal assets and equity interests in terminal operations and combined, these acquired operations accounted for incremental amounts of earnings before depreciation, depletion and amortization of $12.3 million, revenues of $33.0 million, equity earnings of $1.0 million, and operating expenses of $21.7 million, respectively, in the first quarter of 2008.

          Our significant terminal acquisitions since the end of the first quarter of 2007 included the following:

▪   the Vancouver Wharves bulk marine terminal, which includes five deep-sea vessel berths and terminal assets located on the north shore of the Port of Vancouver’s main harbor. The assets include significant rail infrastructure, dry bulk and liquid storage, and material handling systems, and were acquired May 30, 2007; and

▪   the terminal assets and operations acquired from Marine Terminals, Inc., which are primarily involved in the handling and storage of steel and alloys and consist of two separate facilities located in Blytheville, Arkansas, and individual terminal facilities located in Decatur, Alabama; Hertford, North Carolina; and Berkley, South Carolina. The assets were acquired September 1, 2007.

          For the terminal operations owned during the first three months of both comparable years, earnings before depreciation, depletion and amortization expenses increased $14.8 million (15%) and revenues increased $32.1 million (15%) in the first quarter of 2008, when compared to the prior year’s first quarter. The overall increases in earnings represent net changes in terminal results at various locations, but quarterly highlights in the first quarter of 2008 included higher earnings from (i) our Texas Petcoke terminals, which primarily handle petroleum coke tonnage in and around the Texas Gulf Coast; (ii) our Pier IX bulk terminal, located in Newport News, Virginia; (iii) our Chesapeake bulk facility, located in Sparrows Point, Maryland; and (iv) our two large Gulf Coast liquids terminal facilities located along the Houston Ship Channel in Pasadena and Galena Park, Texas.

          The increase from our Texas Petcoke terminals was mainly due to higher petroleum coke throughput volumes in the first quarter of 2008, due partly to a refinery shutdown in the first quarter of 2007. The earnings increase from Pier IX was due largely to a 33% increase in coal transfer volumes in 2008, relative to the first quarter of 2007, primarily for export. The 2008 increases in throughput and earnings at Pier IX were also partly attributable to an almost $70 million capital improvement project that was recently completed. The project involved the construction of a new ship dock and the installation of additional terminal equipment, and we expect the project to increase terminal throughput by 30%—to approximately nine million tons of bulk products per year. The expansion allows the Pier IX terminal, which primarily handles coal, to receive product inbound via vessel. Inbound by rail and outbound by vessel have been the primary modes of inbound transportation for the past 26 years.

          The quarter-to-quarter earnings increase at Chesapeake was driven by higher petroleum coke and coal volumes in the first quarter of 2008, and our Texas Gulf Coast terminals’ increase was due largely to increased storage capacity resulting from expansion projects completed since the end of the first quarter of 2007. We added approximately 650,000 barrels of liquids storage capacity to our Galena Park terminal in the first quarter of 2008 by completing the construction of five new storage tanks. The tanks are part of an approximate $195 million expansion to our Galena Park and Pasadena facilities, and three more storage tanks are expected to go into service in 2008, bringing the total combined capacity for the two terminals to approximately 25 million barrels.

          We also completed an approximate $69 million expansion at the end of the first quarter of 2008 at our Perth Amboy, New Jersey liquids terminal, located in the New York Harbor area. The project added nine new liquid storage tanks and increased storage capacity for refined petroleum products and chemicals by 1.4 million barrels—to approximately 3.7 million barrels. Overall, our liquids terminal operations benefited from the addition of seven million barrels (16%) of liquids leasable capacity since the end of the first quarter of 2007, with most of the increase coming from internal capital investment driven by continued strong demand for refined products, much of which is being met by imported fuel.

          Trans Mountain

	Three Months Ended March 31,

	2008	2007

	(In millions, except operating statistics)
Revenues	$43.1	$32.8
Operating expenses	(15.7)	(11.9)
Other income (expense)(a)	2.1	(377.1)
Earnings from equity investments	0.1	—
Other, net-income (expense)	—	0.5
Income tax benefit (expense)	0.6	(2.5)

Earnings (Losses) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(b)	$30.2	$(358.2)

Transport volumes (MMBbl)	19.5	19.8

(a)	2007 amount represents a goodwill impairment expense recorded by Knight.

(b)	2007 amount represents losses for a period prior to our acquisition date of April 30, 2007. See discussion below.

          Our Trans Mountain segment includes the operations of the Trans Mountain Pipeline, which we acquired from Knight effective April 30, 2007. Trans Mountain transports crude oil and refined products from Edmonton, Alberta to marketing terminals and refineries in British Columbia and the State of Washington. An additional 40,000 barrel per day expansion that will increase capacity on the pipeline to approximately 300,000 barrels per day is currently under construction. Service on the first 25,000 barrels per day of this capacity increase began on May 1, 2008, and we expect to begin service on the remaining 15,000 barrels per day by November 2008.

          According to the provisions of generally accepted accounting principles that prescribe the standards used to account for business combinations, due to the fact that our acquisition of Trans Mountain from Knight represented a transfer of assets between entities under common control, we initially recorded the assets and liabilities of Trans Mountain transferred to us from Knight at their carrying amounts in the accounts of Knight. Furthermore, our accompanying financial statements included in this report, and the information in the table above, reflect the results of operations for the first quarter of 2007 as though the transfer of Trans Mountain from Knight had occurred at the date when both Trans Mountain and we met the accounting requirements for entities under common control (January 1, 2006). After taking into effect the item described in footnote (b) to the table above, the remaining increase in earnings before depreciation, depletion and amortization in the first quarter of 2008 versus the first quarter of 2007 totaled $30.2 million, and related entirely to our acquisition of Trans Mountain effective April 30, 2007.

          Other

	Three Months Ended March 31,		Earnings increase/(decrease)
	2008	2007

	(In millions, except percentages)
General and administrative expenses(a)	$(76.8)	$(70.3)	$(6.5)	(9%)
Unallocable interest expense, net of interest income(b)	(97.7)	(91.9)	(5.8)	(6%)
Minority interest(c)	(4.0)	1.2	(5.2)	(433%)

Total interest and corporate administrative expenses	$(178.5)	$(161.0)	$(17.5)	(11%)

(a)	2008 amount includes a $1.4 million increase in non-cash compensation expense, allocated to us from Knight. We do not have any obligation, nor do we expect to pay any amounts related to this expense.

2007 amount includes (i) Trans Mountain expenses of $4.5 million for periods prior to our acquisition date of April 30, 2007; (ii) a $2.2 million increase in non-cash compensation expense, allocated to us from Knight. We do not have any obligation, nor do we expect to pay any amounts related to this expense; and (iii) a $1.7 million increase in expense related to an additional premium charge assessed by our insurance carrier associated with the 2005 hurricane season.

(b)

2008 amount includes a $0.5 million increase in expense related to our 2007 Cochin Pipeline acquisition. 2007 amount includes Trans Mountain expenses of $0.8 million for periods prior to our acquisition date of April 30, 2007, and a $0.6 million increase in expense related to our Cochin Pipeline acquisition.

(c)

2007 amount includes a $3.3 million decrease in expense, respectively, related to the minority interest effect from all of the items previously disclosed in the footnotes to the tables included in “—Results of Operations.”

          Items not attributable to any segment include general and administrative expenses, unallocable interest income, and income tax expense, interest expense, and minority interest. Our general and administrative expenses include such items as salaries and employee-related expenses, payroll taxes, insurance, office supplies and rentals, unallocated litigation and environmental expenses, and shared corporate services—including accounting, information technology, human resources and legal services.

          For the comparable three month periods, the certain items described in footnote (a) to the table above increased the change in our three month 2008 general and administrative expenses by $7.0 million (combining to increase expenses by $1.4 million and $8.4 million, respectively, in the first quarters of 2008 and 2007), resulting in a $13.5 million total increase in general and administrative expenses when compared to the first quarter last year. The $13.5 million (22%) increase was due primarily to the incremental expenses associated with the businesses we acquired since the end of the first quarter of 2007—our Trans Mountain business segment and our recently acquired bulk terminal operations described above in “—Terminals,” and due partly to costs of supporting continued customer and business growth, including (i) higher shared services expenses, which include legal, corporate secretary, tax, information technology and other shared services; and (ii) higher compensation expenses, including payroll taxes and benefit expenses.

          Unallocable interest expense, net of interest income totaled $97.7 million in the first quarter of 2008. Compared to the first quarter of 2007, net interest expense decreased $0.9 million in 2008 due to the items described in footnote (b) to the table above. The remaining $6.7 million (7%) increase in expense in 2008 compared to 2007 is attributable to a 25% increase in our average debt balances, partially offset by an 11% decrease in the weighted average interest rate on all of our borrowings. The increase in our average borrowings for the comparable three month periods was largely due to both capital expenditures made since the first quarter of 2007, and to the business acquisitions we have made since the end of the first quarter of 2007. The decrease in our average borrowing rates reflects a general decrease in variable interest rates since March 2007.

Financial Condition

          Capital Structure

          We attempt to maintain a relatively conservative overall capital structure, with a long-term target mix of approximately 50% equity and 50% debt. In addition to our results of operations, our debt and capital balances are affected by our financing activities, as discussed below in “—Financing Activities.”

          The following table illustrates the sources of our invested capital (dollars in millions):

	March 31, 2008	December 31, 2007

Long-term debt, excluding value of interest rate swaps	$7,094.7	$6,455.9
Minority interest	55.5	54.2
Partners’ capital, excluding accumulated other comprehensive loss	6,109.2	5,712.3

Total capitalization	13,259.4	12,222.4
Short-term debt, less cash and cash equivalents	494.1	551.3

Total invested capital	$13,753.5	$12,773.7

Capitalization:
Long-term debt, excluding value of interest rate swaps	53.5%	52.8%
Minority interest	0.4%	0.5%
Partners’ capital, excluding accumulated other comprehensive loss	46.1%	46.7%

	100.0%	100.0%

Invested Capital:
Total debt, less cash and cash equivalents and excluding value of interest rate swaps	55.2%	54.9%
Partners’ capital and minority interest, excluding accumulated other comprehensive loss	44.8%	45.1%

	100.0%	100.0%

          Our primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, expansion capital expenditures and quarterly distributions to our common unitholders, Class B unitholders and general partner. In addition to utilizing cash generated from operations, we could meet our cash requirements for expansion capital expenditures through borrowings under our credit facility, issuing short-term commercial paper, long-term notes or additional common units or the proceeds from purchases of additional i-units by KMR with the proceeds from issuances of additional KMR shares. Further information on our financing strategies and activities can be found in our Annual Report on Form 10-K for the year ended December 31, 2007.

          As part of our financial strategy, we try to maintain an investment-grade credit rating, which involves, among other things, the issuance of additional limited partner units in connection with our acquisitions and internal growth activities in order to maintain acceptable financial ratios.

          On May 30, 2006, Standard & Poor’s Rating Services and Moody’s Investors Service each placed our ratings on credit watch pending the resolution of KMI’s going-private transaction. On January 5, 2007, in anticipation of the going-private transaction closing, S&P downgraded us one level to BBB and removed our rating from credit watch with negative implications. As previously noted by Moody’s in its credit opinion dated November 15, 2006, it downgraded our credit rating from Baa1 to Baa2 on May 30, 2007, following the closing of the going-private transaction. Additionally, our rating was downgraded by Fitch Ratings from BBB+ to BBB on April 11, 2007. Currently, our corporate debt credit rating is BBB, Baa2 and BBB, respectively, at S&P, Moody’s and Fitch.

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

         Borrowings under our five-year credit facility can be used for general partnership purposes and as a backup for our commercial paper program. The facility can be amended to allow for borrowings up to $2.1 billion. As of March 31, 2008, there were no borrowings under our credit facility, and we had $296.7 million of commercial paper outstanding. As of December 31, 2007, there were no borrowings under our credit facility, and we had $589.1 million of commercial paper outstanding.

         We provide for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to our commercial paper program and long-term revolving credit facility. As of March 31, 2008, our outstanding short-term debt was $567.4 million and, after reduction for our outstanding commercial paper borrowings and letters of credit, the remaining available borrowing capacity under our bank credit facility was $825.3 million as of March 31, 2008. Currently, we believe our liquidity to be adequate.

         Some of our customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. We are working to implement, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance our credit position relating to amounts owed from these customers. We cannot provide assurance that one or more of our financially distressed customers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations, or future cash flows; however, we believe we have provided adequate allowance for such customers.

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

         On February 12, 2008, we completed both a public offering of senior notes and an additional offering of 1,080,000 of our common units. We issued a total of $900 million in principal amount of senior notes, consisting of $600 million of 5.95% notes due February 15, 2018, and $300 million of 6.95% notes due January 15, 2038. We received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $894.1 million, and we used the proceeds to reduce the borrowings under our commercial paper program. As of March 31, 2008, our total liability balance due on the various series of our senior notes was $7,188.2 million, and the total liability balance due on the various borrowings of our operating partnerships and subsidiaries was $177.2 million.

         We issued the 1,080,000 common units on February 12, 2008 at a price of $55.65 per unit in a privately negotiated transaction. We received net proceeds of $60.1 million for the issuance of these common units, and we used the proceeds to reduce the borrowings under our commercial paper program.

         Also, in a public offering completed on March 3, 2008, we issued 5,000,000 of our common units at a price of $57.70, less commissions and underwriting expenses. At the time of the offering, we granted the underwriters a 30-day option to purchase up to an additional 750,000 common units from us on the same terms and conditions, and pursuant to this option, we issued an additional 750,000 common units on March 10, 2008 upon exercise of this option. After commissions and underwriting expenses, we received net proceeds of $324.2 million for the issuance of these 5,750,000 common units, and we used the proceeds to reduce the borrowings under our commercial paper program.

         We are subject to changes in the equity and debt markets for our limited partner units and long-term notes, and there can be no assurance we will be able or willing to access the public or private markets for our limited partner units and/or long-term notes in the future. If we were unable or unwilling to issue additional limited partner units, we would be required to either restrict potential future acquisitions or pursue other debt financing alternatives, some of which could involve higher costs or negatively affect our credit ratings. Our ability to access the public and private debt markets is affected by our credit ratings. See “—Capital Structure” above for a discussion of our credit ratings. For additional information regarding our debt securities and credit facility, see Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

         Operating Activities

         Net cash provided by operating activities was $306.9 million for the three months ended March 31, 2008, versus $366.7 million in the comparable period of 2007. The period-to-period decrease of $59.8 million (16%) in cash flow from operations primarily consisted of:

▪

a $126.8 million decrease in cash inflows relative to net changes in working capital items, mainly due to timing differences that resulted in lower net cash inflows, in 2008, from the collection and payment of trade and related party receivables and payables, and from higher interest payments in 2008;

▪

a $23.3 million decrease in cash from FERC-mandated reparation payments made in March 2008. Pursuant to FERC orders, we made reparation payments to certain shippers on our Pacific operations’ pipelines and we reduced our rate case liability. The payment related to a FERC ruling in February 2008 that resolved certain challenges by complainants with regard to delivery tariffs and gathering enhancement fees at our Pacific operations’ Watson Station, located in Carson, California;

▪

a $19.9 million decrease related to lower distributions received from equity investments—chiefly due to a $24.8 million decrease in distributions received from the Red Cedar Gathering Company. In the first quarter of 2007, Red Cedar distributed to us $32.6 million following a refinancing of its long-term debt obligations. Red Cedar used the proceeds received from the March 2007 sale of unsecured senior notes to refund and retire the outstanding balance on its then-existing senior notes, and to make a distribution to its two owners;

▪

a $15.0 million decrease in cash from an interest rate swap termination payment we received in March 2007, when we terminated a fixed-to-floating interest rate swap agreement having a notional principal amount of $100 million and a maturity date of March 15, 2032; and

▪

a $127.1 million increase in cash from overall higher partnership income—net of non-cash items including, among others, a $377.1 million goodwill impairment charge recognized in the first quarter of 2007. The higher partnership income reflects the increase in cash earnings from our five reportable business segments in the first quarter of 2008, as discussed above in “—Results of Operations.”

         Investing Activities

         Net cash used in investing activities was $981.0 million for the three month period ended March 31, 2008, compared to $326.0 million in the comparable prior year period. The $655.0 million (201%) increase in cash used in investing activities was primarily attributable to:

▪

a $332.4 million increase from higher capital expenditures—largely due to increased investment undertaken to construct our Kinder Morgan Louisiana Pipeline, and to expand and improve our Trans Mountain pipeline system and our bulk and liquids terminalling operations.

Our sustaining capital expenditures, defined as capital expenditures which do not increase the capacity of an asset, were $29.9 million for the first three months of 2008, compared to $26.8 million for the first three months of 2007. The above amounts do not include the sustaining capital expenditures of our Trans Mountain business segment for periods prior to our acquisition date of April 30, 2007. Additionally, our forecasted expenditures for the remaining nine months of 2008 for sustaining capital expenditures are approximately $167.6 million. All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary;

▪

a $320.5 million increase from incremental contributions to equity investments in the first three months of 2008, largely driven by a $306.0 million equity investment paid in February 2008 to West2East Pipeline LLC, the sole owner of Rockies Express Pipeline LLC. Currently, we own a 51% equity interest in West2East Pipeline LLC, and when construction of the Rockies Express Pipeline is completed, our ownership interest will be reduced to 50% and the capital accounts of West2East Pipeline LLC will be trued-up to reflect our 50% economic interest in the project;

• a $72.8 million increase due to higher period-to-period payments for margin and restricted deposits in 2008 compared to 2007, associated largely with our utilization of derivative instruments to hedge energy commodity price risks; and

• an $89.1 million decrease related to a return of capital received from Midcontinent Express Pipeline LLC in the first quarter of 2008. In February 2008, Midcontinent entered into and then made borrowings under a new $1.4 billion three-year, unsecured revolving credit facility due February 28, 2011. Midcontinent then made distributions (in excess of cumulative earnings) to its two member owners to reimburse them for prior contributions made to fund its pipeline construction costs. We own a 50% equity interest in the joint venture pipeline.

         Financing Activities

         Net cash provided by financing activities amounted to $689.2 million for the first three months of 2008. For the same three month period last year, our financing activities used net cash of $32.1 million. The $721.3 million cash increase from the comparable 2007 period was primarily due to:

• a $384.3 million increase from two separate offerings of additional common units in the first quarter of 2008 as discussed above in “—Long-Term Financing”;

• a $351.5 million increase from overall debt financing activities—which include our issuances and payments of debt and our debt issuance costs. The period-to-period increase in cash from financing activities was primarily due to (i) a $451.5 million increase from higher overall net commercial paper borrowings in the first quarter of 2008; and (ii) a $98.7 million net decrease in cash inflows from lower issuances of senior notes in the first quarter of 2008, relative to the first quarter of 2007;

• a $55.3 million increase in cash inflows from net changes in cash book overdrafts—resulting from timing differences on checks issued but not yet endorsed; and

• a $74.1 million decrease from higher partnership distributions in the first three months of 2008, when compared to the first three months of 2007. Distributions to all partners, consisting of our common and Class B unitholders, our general partner and minority interests, totaled $338.3 million in the first quarter of 2008, compared to $264.2 million in the same quarterly period a year ago.

         Partnership Distributions

         Our partnership agreement requires that we distribute 100% of “Available Cash,” as defined in our partnership agreement, to our partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Our Annual Report on Form 10-K for the year ended December 31, 2007 contains additional information concerning our partnership distributions, including the definition of “Available Cash,” the manner in which our total distributions are divided between our general partner and our limited partners, and the form of distributions to all of our partners, including minority interests.

         As discussed in Note 2 to our consolidated financial statements included elsewhere in this report, the transactions, balances and results of operations of our Trans Mountain pipeline system are included in our consolidated financial information as if it had been transferred to us on January 1, 2006; however, the effective date of this acquisition was April 30, 2007, and the acquisition had no impact on the distributions we made (including incentive distributions paid to our general partner) prior to this date.

         On February 14, 2008, we paid a quarterly distribution of $0.92 per unit for the fourth quarter of 2007. This distribution was 11% greater than the $0.83 distribution per unit we paid in February 2007 for the fourth quarter of 2006. We paid this distribution in cash to our general partner and to our common and Class B unitholders. KMR, our sole i-unitholder, received additional i-units based on the $0.92 cash distribution per common unit. We believe that future operating results will continue to support similar levels of quarterly cash and i-unit distributions; however, no assurance can be given that future distributions will continue at such levels.

         Additionally, on April 16, 2008, we declared a cash distribution of $0.96 per unit for the first quarter of 2008 (an annualized rate of $3.84 per unit). This distribution was 16% higher than the $0.83 per unit distribution we made for the first quarter of 2007. In November 2007, we announced that we expected to declare cash distributions of $4.02 per unit for 2008, an almost 16% increase over our cash distributions of $3.48 per unit for 2007. We now expect to meet or exceed this distribution target for 2008; however, no assurance can be given that we will be able to achieve this level of distribution, and our expectation does not include any benefits from unidentified acquisitions or take into account any capital costs associated with financing the payment of reparations sought by shippers on our Pacific operations’ interstate pipelines.

         The incentive distribution that we paid on February 14, 2008 to our general partner (for the fourth quarter of 2007) was $170.3 million. Our general partner’s incentive distribution that we paid in February 2007 (for the fourth quarter of 2006) was $118.0 million—reduced by $20.1 million from the original required incentive amount by the previously announced waiver by our general partner, made in order to fund a partial payout of our 2006 bonuses. Our general partner’s incentive distribution for the distribution that we declared for the first quarter of 2008 will be $185.8 million, and our general partner’s incentive distribution for the distribution that we paid for the first quarter of 2007 was $138.8 million. The period-to-period increases in our general partner incentive distributions resulted from both increased cash distributions per unit and increases in the number of common units and i-units outstanding.

         Litigation and Environmental

         As of March 31, 2008, we have recorded a total reserve for environmental claims, without discounting and without regard to anticipated insurance recoveries, in the amount of $89.7 million. In addition, we have recorded a receivable of $37.7 million for expected cost recoveries that have been deemed probable. As of December 31, 2007, our environmental reserve totaled $92.0 million and our estimated receivable for environmental cost recoveries totaled $37.8 million, respectively. The reserve is primarily established to address and clean up soil and ground water impacts from former releases to the environment at facilities we have acquired or accidental spills or releases at facilities that we own. Reserves for each project are generally established by reviewing existing documents, conducting interviews and performing site inspections to determine the overall size and impact to the environment. Reviews are made on a quarterly basis to determine the status of the cleanup and the costs associated with the effort. In assessing environmental risks in conjunction with proposed acquisitions, we review records relating to environmental issues, conduct site inspections, interview employees, and, if appropriate, collect soil and groundwater samples.

         Additionally, as of March 31, 2008 and December 31, 2007 we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $225.0 million and $247.9 million, respectively. The reserve is primarily related to various claims from lawsuits arising from our Pacific operations, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

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

         Certain Contractual Obligations

         Except as set forth under “—Midcontinent Express Pipeline LLC Debt” and under “—Senior Notes” in Note 7 to our consolidated financial statements included elsewhere in this report, there have been no material changes in our contractual obligations that would affect the disclosures presented as of December 31, 2007 in our 2007 Annual Report on Form 10-K.

         Off Balance Sheet Arrangements

         Except as set forth under “—Midcontinent Express Pipeline LLC Debt” in Note 7 to our consolidated financial statements included elsewhere in this report, there have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2007 in our 2007 Annual Report on Form 10-K.

         Fair Value Measurements

         On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” In general, fair value measurements and disclosures are made in accordance with the provisions of this Statement and, while not requiring material new fair value measurements, SFAS No. 157 established a single definition of fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. For more information on our fair value measurements, see Note 10 to our consolidated financial statements included elsewhere in this report.

Information Regarding Forward-Looking Statements

         This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

▪	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, coal and other bulk materials and chemicals in North America;

▪	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

▪	changes in our tariff rates implemented by the Federal Energy Regulatory Commission or the California Public Utilities Commission;

▪	our ability to acquire new businesses and assets and integrate those operations into our existing operations, as well as our ability to make expansions to our facilities;

▪	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from our terminals or pipelines;

▪	our ability to successfully identify and close acquisitions and make cost-saving changes in operations;

▪	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use our services or provide services or products to us;

▪	crude oil and natural gas production from exploration and production areas that we serve, including, among others, the Permian Basin area of West Texas;

▪	changes in laws or regulations, third-party relations and approvals, decisions of courts, regulators and governmental bodies that may adversely affect our business or our ability to compete;

▪

changes in accounting pronouncements that impact the measurement of our results of operations, the timing of when such measurements are to be made and recorded, and the disclosures surrounding these activities;

▪

our ability to offer and sell equity securities and debt securities or obtain debt financing in sufficient amounts to implement that portion of our business plan that contemplates growth through acquisitions of operating businesses and assets and expansions of our facilities;

▪

our indebtedness could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, and/or place us at competitive disadvantages compared to our competitors that have less debt or have other adverse consequences;

▪	interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

▪	our ability to obtain insurance coverage without significant levels of self-retention of risk;

▪	acts of nature, sabotage, terrorism or other similar acts causing damage greater than our insurance coverage limits;

▪	capital markets conditions;

▪	the political and economic stability of the oil producing nations of the world;

▪	national, international, regional and local economic, competitive and regulatory conditions and developments;

▪	the ability to achieve cost savings and revenue growth;

▪	inflation;

▪	interest rates;

▪	the pace of deregulation of retail natural gas and electricity;

▪	foreign exchange fluctuations;

▪	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

▪

the extent of our success in discovering, developing and producing oil and gas reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

▪	engineering and mechanical or technological difficulties with operational equipment, in well completions and workovers, and in drilling new wells;

▪	the uncertainty inherent in estimating future oil and natural gas production or reserves;

▪	the ability to complete expansion projects on time and on budget;

▪	the timing and success of business development efforts; and

▪	unfavorable results of litigation and the fruition of contingencies referred to in Note 3 to our consolidated financial statements included elsewhere in this report.

         There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any forward-looking statements.

         See Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2007 Annual Report on Form 10-K. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2007, in Item 7A of our 2007 Annual Report on Form 10-K. For more information on our risk management activities, see Note 10 to our consolidated financial statements included elsewhere in this report.

Item 4. Controls and Procedures.

         As of March 31, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

          See Part I, Item 1, Note 3 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated in this item by reference.

Item 1A. Risk Factors.

          Except as set forth below, there have been no material changes in or additions to the risk factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

          Our business is subject to extensive regulation that affects our operations and costs.

          Our assets and operations are subject to regulation by federal, state, provincial and local authorities, including regulation by the Federal Energy Regulatory Commission, and by various authorities under federal, state and local environmental, human health and safety and pipeline safety laws. Regulation affects almost every aspect of our business, including, among other things, our ability to determine terms and rates for our interstate pipeline services, to make acquisitions or to build extensions of existing facilities. The costs of complying with such laws and regulations are already significant, and additional or more stringent regulation could have a material adverse impact on our business, financial condition and results of operations.

          In addition, regulators have taken actions designed to enhance market forces in the gas pipeline industry, which have led to increased competition. In a number of U.S. markets, natural gas interstate pipelines face competitive pressure from a number of new industry participants, such as alternative suppliers, as well as traditional pipeline competitors. Increased competition driven by regulatory changes could have a material impact on business in our markets and therefore adversely affect our financial condition and results of operations.

          Environmental regulation and liabilities could result in increased operating and capital costs.

          Our business operations are subject to federal, state, provincial and local laws and regulations relating to environmental protection, pollution and human health and safety in the United States and Canada. For example, if an accidental leak, release or spill of liquid petroleum products, chemicals or other hazardous substances occurs at or from our pipelines or at or from our storage or other facilities, we may experience significant operational disruptions and we may have to pay a significant amount to clean up the leak, release or spill, pay for government penalties, address natural resource damage, compensate for human exposure or property damage, install costly pollution control equipment or a combination of these and other measures. The resulting costs and liabilities could materially and negatively affect our level of earnings and cash flows. In addition, emission controls required under federal, state and provincial environmental laws could require significant capital expenditures at our facilities. The costs of complying with such environmental laws and regulations are already significant, and additional or more stringent regulation could increase these costs or otherwise negatively affect our business.

          We own and/or operate numerous properties that have been used for many years in connection with our business activities. While we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other hazardous substances may have been released at or from properties owned, operated or used by us or our predecessors, or at or from properties where our or our predecessors’ wastes have been taken for disposal. In addition, many of these properties have been owned and/or operated by third parties whose management, handling and disposal of hydrocarbons or other hazardous substances were not under our control. These properties and the hazardous substances released and wastes disposed thereon may be subject to laws in the United States such as the Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or the Superfund law, which impose joint and several liability without regard to fault or the legality of the original conduct. Under the regulatory schemes of the various provinces, Canada has similar laws with respect to properties owned, operated or used by us or our predecessors. Under such laws and implementing regulations, we could be required to remove or remediate previously disposed wastes or property contamination, including contamination caused by prior owners or operators. Imposition of such liability schemes could have a material adverse impact on our operations and financial position.

          In addition, our oil and gas development and production activities are subject to numerous federal, state and local laws and regulations relating to environmental quality and pollution control. These laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, these activities are subject to laws and regulations regarding the acquisition of permits before drilling, restrictions on drilling activities in restricted areas, emissions into the environment, water discharges, and storage and disposition of wastes. In addition, legislation has been enacted that requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. The costs of complying with such laws and regulations are already significant and additional or more stringent laws and regulations could increase these costs or could otherwise negatively affect our business.

          We are aware of the increasing focus of national and international regulatory bodies on greenhouse gas emissions and climate change issues. We are also aware of legislation, recently proposed by the Canadian legislature, to reduce greenhouse gas emissions. Additionally, proposed United States policy, legislation or regulatory actions may also address greenhouse gas emissions. We expect to continue to monitor and assess significant new policies, legislation or regulation in the areas where we operate, but we cannot currently estimate the potential impact of the proposals on our operations.

          Our substantial debt could adversely affect our financial health and make us more vulnerable to adverse economic conditions.

          As of March 31, 2008, we had outstanding $7,662.1 million of consolidated debt (excluding the value of interest rate swaps). This level of debt could have important consequences, such as:

▪	limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements or potential growth or for other purposes;

▪	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make payments on our debt;

▪	placing us at a competitive disadvantage compared to competitors with less debt; and

▪	increasing our vulnerability to adverse economic and industry conditions.

          Each of these factors is to a large extent dependent on economic, financial, competitive and other factors beyond our control.

          Our large amount of variable rate debt makes us vulnerable to increases in interest rates.

          As of March 31, 2008, approximately 41.6% of our $7,662.1 million of consolidated debt was subject to variable interest rates, either as short-term or long-term variable rate debt obligations or as long-term fixed-rate debt converted to variable rates through the use of interest rate swaps. Should interest rates increase significantly, the amount of cash required to service this debt would increase. For information on our interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007.

          Terrorist attacks, or the threat of them, may adversely affect our business.

          The U.S. government has issued public warnings that indicate that pipelines and other energy assets might be specific targets of terrorist organizations. These potential targets might include our pipeline systems. Our operations could become subject to increased governmental scrutiny that would require increased security measures. Recent federal legislation provides an insurance framework that should cause current insurers to continue to provide sabotage and terrorism coverage under standard property insurance policies. Nonetheless, there is no assurance that adequate sabotage and terrorism insurance will be available at rates we believe are reasonable in the near future. These developments may subject our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, results of operations and financial condition.

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

*3.4 — Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Kinder Morgan Energy Partners, L.P. (filed as Exhibit 3.1 to Kinder Morgan Energy Partners, L.P. Form 8-K, filed April 21, 2008).

*4.1 — Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 6.95% Senior Notes due 2038 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30, 2007 filed August 8, 2007).

*4.2 — Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.95% Senior Notes due 2018 (filed as Exhibit 4.28 to Kinder Morgan Energy Partners, L.P. Form 10-K for the year ended December 31, 2007 filed February 26, 2008).

4.3	—

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

11	—	Statement re: computation of per share earnings.

12	—	Statement re: computation of ratio of earnings to fixed charges.

31.1	—	Certification by CEO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification by CFO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: May 5, 2008