Form 10-Q
period 2008-06-30
KINDER MORGAN ENERGY PARTNERS L P
filed 2008-08-07
CIK 888228

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

The Registrant had 177,054,734 common units outstanding as of July 31, 2008.

KINDER MORGAN ENERGY PARTNERS, L.P.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions Except Per Unit Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Revenues
Natural gas sales	$2,464.7	$1,544.6	$4,185.9	$2,948.9
Services	677.8	595.7	1,353.5	1,152.7
Product sales and other	353.2	226.1	676.6	436.5

	3,495.7	2,366.4	6,216.0	4,538.1

Costs, Expenses and Other
Gas purchases and other costs of sales	2,494.2	1,538.5	4,226.3	2,924.3
Operations and maintenance	236.6	201.2	459.7	399.8
Fuel and power	71.6	58.3	134.9	110.6
Depreciation, depletion and amortization	165.6	133.5	323.7	263.8
General and administrative	72.8	89.4	149.6	159.7
Taxes, other than income taxes	51.0	38.1	99.0	73.1
Goodwill impairment expense	—	—	—	377.1
Other expense (income)	(2.3)	(7.2)	(2.8)	(9.4)

	3,089.5	2,051.8	5,390.4	4,299.0

Operating Income	406.2	314.6	825.6	239.1

Other Income (Expense)
Earnings from equity investments	46.2	17.3	83.9	35.6
Amortization of excess cost of equity investments	(1.5)	(1.5)	(2.9)	(2.9)
Interest, net	(98.8)	(97.1)	(195.5)	(187.9)
Other, net	23.3	3.8	26.2	4.4
Minority Interest	(4.1)	(3.2)	(8.1)	(2.0)

Income from Continuing Operations Before Income Taxes	371.3	233.9	729.2	86.3

Income Taxes	(9.9)	(6.6)	(21.6)	(15.6)

Income from Continuing Operations	361.4	227.3	707.6	70.7

Discontinued Operations (Note 2):
Income from operations of North System	—	5.4	—	12.5
Adjustment to gain on disposal of North System	0.8	—	1.3	—

Income from Discontinued Operations	—	5.4	1.3	12.5

Net Income	$362.2	$232.7	$708.9	$83.2

Calculation of Limited Partners’ interest in Net Income (Loss):
Income from Continuing Operations	$361.4	$227.3	$707.6	$70.7
Less: General Partner’s interest	(195.9)	(148.2)	(383.3)	(284.2)

Limited Partners’ interest	165.5	79.1	324.3	(213.5)
Add: Limited Partners’ interest in Discontinued Operations	0.8	5.4	1.3	12.4

Limited Partners’ interest in Net Income (Loss)	$166.3	$84.5	$325.6	$(201.1)

Basic and Diluted Limited Partners’ Net Income (Loss) per Unit:
Income (Loss) from Continuing Operations	$0.64	$0.34	$1.28	$(0.92)
Income (Loss) from Discontinued Operations	0.01	0.02	—	0.06

Net Income (Loss)	$0.65	$0.36	$1.28	$(0.86)

Weighted average number of units used in computation of Limited Partners’ Net Income (Loss) per unit:
Basic	256.7	235.0	253.9	233.0

Diluted	256.7	235.0	253.9	233.1

Per unit cash distribution declared	$0.99	$0.85	$1.95	$1.68

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

	June 30,	December 31,

	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$78.7	$58.9
Restricted deposits	275.0	67.9
Accounts, notes and interest receivable, net
Trade	1,412.5	960.2
Related parties	8.2	3.6
Inventories
Products	23.2	19.5
Materials and supplies	19.1	18.3
Gas imbalances
Trade	9.7	21.2
Related parties	—	5.7
Gas in underground storage	51.3	—
Other current assets	96.6	54.4

	1,974.3	1,209.7

Property, Plant and Equipment, net	12,535.2	11,591.3
Investments	882.5	655.4
Notes receivable
Trade	0.1	0.1
Related parties	86.3	87.9
Goodwill	1,089.4	1,077.8
Other intangibles, net	213.3	238.6
Deferred charges and other assets	367.9	317.0

Total Assets	$17,149.0	$15,177.8

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable
Cash book overdrafts	$46.1	$19.0
Trade	1,295.7	926.7
Related parties	24.1	22.6
Current portion of long-term debt	270.9	610.2
Accrued interest	149.1	131.2
Accrued taxes	58.7	73.8
Deferred revenues	23.6	22.8
Gas imbalances
Trade	11.3	23.7
Related parties	5.1	—
Accrued other current liabilities	1,423.3	728.3

	3,307.9	2,558.3

Long-Term Liabilities and Deferred Credits
Long-term debt
Outstanding	7,785.6	6,455.9
Value of interest rate swaps	142.9	152.2

	7,928.5	6,608.1
Deferred revenues	17.2	14.2
Deferred income taxes	206.9	202.4
Asset retirement obligations	75.9	50.8
Other long-term liabilities and deferred credits	2,384.4	1,254.1

	10,612.9	8,129.6

Commitments and Contingencies (Note 3)
Minority Interest	42.5	54.2

Partners’ Capital
Common Units	3,346.7	3,048.4
Class B Units	99.4	102.0
i-Units	2,501.4	2,400.8
General Partner	183.7	161.1
Accumulated other comprehensive loss	(2,945.5)	(1,276.6)

	3,185.7	4,435.7

Total Liabilities and Partners’ Capital	$17,149.0	$15,177.8

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Increase/(Decrease) in Cash and Cash Equivalents In Millions)
(Unaudited)

	Six Months Ended June 30,

	2008	2007

Cash Flows From Operating Activities
Net Income	$708.9	$83.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	323.7	268.5
Amortization of excess cost of equity investments	2.9	2.9
Impairment of goodwill	—	377.1
Gains from property casualty indemnifications	—	(1.8)
Gains and other non-cash income from the sale of property, plant and equipment and investments	(17.1)	(7.9)
Earnings from equity investments	(83.9)	(36.8)
Distributions from equity investments	64.3	67.3
Proceeds from termination of interest rate swap agreement	—	15.0
Changes in components of working capital:
Accounts receivable	(457.4)	165.6
Other current assets	(34.8)	(19.0)
Inventories	(4.7)	(1.4)
Accounts payable	389.3	(122.3)
Accrued interest	17.8	25.5
Accrued liabilities	89.9	(44.3)
Accrued taxes	(7.7)	14.3
Rate reparations, refunds and other litigation reserve adjustments	(23.3)	—
Other, net	6.8	(0.6)

Net Cash Provided by Operating Activities	974.7	785.3

Cash Flows From Investing Activities
Acquisitions of assets	(4.2)	(47.8)
Repayment (Payment) for Trans Mountain	23.4	(549.0)
Additions to property, plant and equip. for expansion and maintenance projects	(1,262.6)	(690.4)
Sale of property, plant and equipment, and other net assets net of removal costs	47.9	7.7
Property casualty indemnifications	—	8.0
Investments in margin deposits	(207.1)	(5.5)
Contributions to equity investments	(338.7)	(43.8)
Distributions from equity investments	89.1	—
Natural gas stored underground and natural gas liquids line-fill	(2.7)	9.9

Net Cash Used in Investing Activities	(1,654.9)	(1,310.9)

Cash Flows From Financing Activities
Issuance of debt	4,769.3	3,934.9
Payment of debt	(3,770.6)	(3,093.2)
Repayments from related party	1.5	1.1
Debt issue costs	(10.3)	(11.5)
Increase (Decrease) in cash book overdrafts	27.1	(5.5)
Proceeds from issuance of common units	384.3	—
Proceeds from issuance of i-units	—	297.9
Contributions from minority interest	5.9	4.1
Distributions to partners:
Common units	(326.6)	(270.5)
Class B units	(10.0)	(8.8)
General Partner	(360.9)	(260.7)
Minority interest	(8.9)	(8.0)
Other, net	0.2	0.1

Net Cash Provided by Financing Activities	701.0	579.9

Effect of exchange rate changes on cash and cash equivalents	(1.0)	0.6

Increase in Cash and Cash Equivalents	19.8	54.9
Cash and Cash Equivalents, beginning of period	58.9	6.7

Cash and Cash Equivalents, end of period	$78.7	$61.6

Noncash Investing and Financing Activities:
Assets acquired by the assumption or incurrence of liabilities	$2.3	$18.5
Assets acquired by the issuance of units—liability settlement	—	$15.0

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

          We believe, however, that our disclosures are adequate to make the information presented not misleading. Our consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our financial results for the interim periods. You should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, referred to in this report as 2007 Form 10-K.

          Knight Inc. (formerly known as Kinder Morgan, Inc.), Kinder Morgan G.P., Inc. and Kinder Morgan Management, LLC

          Knight Inc., referred to as “Knight” in this report, is a private company owned by investors led by Richard D. Kinder, Chairman and Chief Executive Officer of Kinder Morgan G.P., Inc., our general partner, and Kinder Morgan Management, LLC, our general partner’s delegate. Additional investors in Knight include, among others, certain members of Knight’s senior management, most of whom are also senior officers of our general partner and of its delegate. Before completing its going-private transaction on May 30, 2007, and subsequently being renamed, Knight was known as Kinder Morgan, Inc., a Kansas corporation referred to as “KMI” in this report.

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

          Kinder Morgan Management, LLC, referred to as “KMR” in this report, is a Delaware limited liability company. Our general partner owns all of KMR’s voting securities and, pursuant to a delegation of control agreement, has delegated to KMR, to the fullest extent permitted under Delaware law and our partnership agreement, all of its power and authority to manage and control our business and affairs, except that KMR cannot take certain specified actions without the approval of our general partner. More information on these entities and the delegation of control agreement is contained in our 2007 Form 10-K.

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

          Our accompanying consolidated financial statements reflect amounts on a historical cost basis, and, accordingly, do not reflect any purchase accounting adjustments related to the May 30, 2007 going-private transaction of KMI, now known as Knight. In addition, as discussed in Note 2 below, our financial statements included in this report include the transactions, balances and results of operations of our Trans Mountain pipeline system as if it had been transferred to us on January 1, 2006. Also, during the second quarter of 2008, we changed the date of our annual goodwill impairment test date to May 31 of each year. This change constitutes a change in the method of applying an accounting principle, as discussed in paragraph 4 of SFAS No. 154, “Accounting Changes and Error Corrections.” For more information on this change, see Note 6.

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

          Emerging Issues Task Force Issue No. 03-6, or EITF 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128” addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its securities. In addition, effective January 1, 2009, we will begin calculating our Net Income per Unit according to the provisions of EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.” EITF 07-4 provides guidance for how current period earnings should be allocated between limited partners and a general partner when the partnership agreement contains incentive distribution rights. For partnerships, under the two-class method, earnings per unit is calculated as if all of the earnings for the period were distributed regardless of whether a general partner has discretion over the amount of distribution to be made for any particular period. For more information regarding EITF 07-4, see Note 15.

2. Acquisitions, Joint Ventures and Divestitures

          Acquisitions

          During the first six months of 2008, we did not complete any previously unannounced material business acquisitions or enter into any new joint ventures; however, we did record purchase price adjustments related to our previously completed acquisitions of bulk terminal operations acquired effective May 30, 2007 and September 1, 2007, respectively.

          On May 30, 2007, we purchased the Vancouver Wharves bulk marine terminal from British Columbia Railway Company, a crown corporation owned by the Province of British Columbia, for an aggregate consideration of $59.5 million, consisting of $38.8 million in cash and $20.7 million in assumed liabilities. The Vancouver Wharves facility is located on the north shore of the Port of Vancouver’s main harbor and includes five deep-sea vessel berths situated on a 139-acre site. The terminal assets include significant rail infrastructure, dry bulk and liquid storage, and material handling systems that allow the terminal to handle over 3.5 million tons of cargo annually.

          The acquisition both expanded and complemented our existing terminal operations, and all of the acquired assets are included in our Terminals business segment. In the first half of 2008, we made our final purchase price adjustments to reflect final fair value of acquired assets and final expected value of assumed liabilities. Our adjustments increased “Property, Plant and Equipment, net” by $2.7 million, reduced working capital balances by $1.6 million, and increased long-term liabilities by $1.1 million.

          Additionally, on September 1, 2007, we acquired certain bulk terminals assets from Marine Terminals, Inc. for an aggregate consideration of approximately $101.6 million, consisting of $100.4 million in cash and an assumed liability of $1.2 million. The acquired assets and operations are included in our Terminals business segment and are primarily involved in the handling and storage of steel and alloys. The operations consist of two separate facilities located in Blytheville, Arkansas, and individual terminal facilities located in Decatur, Alabama, Hertford, North Carolina, and Berkley, South Carolina. Combined, the five facilities handle approximately 13.5 million tons of alloys and steel products annually and also provide stevedoring and harbor services, scrap handling, and scrap processing services to customers in the steel and alloys industry.

          Based on our estimate of fair market values, we allocated $60.8 million of our combined purchase price to “Property, Plant and Equipment, net;” $21.7 million to “Other intangibles, net;” $18.1 million to “Goodwill;” and $1.0 million to “Other current assets” or “Deferred charges and other assets.” As of June 30, 2008, our allocation of the purchase price was preliminary, pending final determination of certain post-closing adjustments pursuant to the purchase and sale agreement. We do not expect these final purchase price adjustments to be significant, and we expect all adjustments and settlements will be completed in the third quarter of 2008.

          The allocation to “Other intangibles, net” included a $20.1 million amount representing the fair value of a service contract entered into with Nucor Corporation, a large domestic steel company with significant operations in the Southeast region of the United States. For valuation purposes, the service contract was determined to have a useful life of 20 years, and pursuant to the contract’s provisions, the acquired terminal facilities will continue to provide Nucor with handling, processing, harboring and warehousing services.

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

          Joint Ventures

          In the first six months of 2008, we made capital contributions of $306.0 million to West2East Pipeline LLC (the sole owner of Rockies Express Pipeline LLC) to partially fund its Rockies Express Pipeline construction costs. We included this cash contribution as an increase to “Investments” in our accompanying consolidated balance sheet as of June 30, 2008, and we included it within “Contributions to equity investments” in our accompanying consolidated statement of cash flows for the six months ended June 30, 2008. We own a 51% equity interest in the West2East Pipeline LLC.

          On June 24, 2008, Rockies Express completed a private offering of senior notes. It issued an aggregate of $1.3 billion in principal amount of fixed rate senior notes under an indenture between itself and U.S. Bank National Association, as trustee, in a private transaction that was not subject to the registration requirements of the Securities Act of 1933, but instead was subject to the requirements of Rule 144A under the Act. Rockies Express received net proceeds of approximately $1.29 billion from this offering, after deducting the initial purchasers’ discount and estimated offering expenses, and virtually all of the net proceeds from the sale of the notes were used to repay short-term commercial paper borrowings.

          The indenture included the issuance of three separate series of notes, as follows:

          • $500 million in principal amount of 6.25% senior notes due July 15, 2013;

          • $550 million in principal amount of 6.85% senior notes due July 15, 2018; and

          • $250 million in principal amount of 7.50% senior notes due July 15, 2038.

          Interest on the notes will be paid semiannually on January 15 and July 15 of each year, commencing on January 15, 2009. All payments of principal and interest in respect of the notes are the sole obligation of Rockies Express. Noteholders will have no recourse against us, Sempra Energy or ConocoPhillips, or against any of our or their respective officers, directors, employees, shareholders, members, managers, unitholders or affiliates for any failure by Rockies Express to perform or comply with its obligations pursuant to the notes or the indenture.

          Pro Forma Information

          Pro forma consolidated income statement information that assumes all of the acquisitions we have made and all of the joint ventures we have entered into since January 1, 2007 had occurred as of January 1, 2007 is not materially different from the information presented in our accompanying consolidated statements of income.

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

          In April 2008, as a result of finalizing certain “true-up” provisions in our acquisition agreement related to Trans Mountain pipeline expansion spending, we received a cash contribution of $23.4 million from Knight. Pursuant to the accounting provisions concerning transfers of net assets between entities under common control, and consistent with our treatment of cash payments made to Knight for Trans Mountain net assets in 2007, we accounted for this cash contribution as an adjustment to equity—primarily as an increase in “Partners’ Capital” in our accompanying consolidated balance sheet. We also included this $23.4 million receipt as a cash inflow item from investing activities in our accompanying consolidated statement of cash flows.

          Effective January 1, 2006, Knight, which indirectly owns all the common stock of our general partner, according to the provisions of Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” was deemed to have control over us and no longer accounted for its investment in us under the equity method of accounting, but instead included our accounts, balances and results of operations in its consolidated financial statements. As required by the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” we accounted for our acquisition of Trans Mountain as a transfer of net assets between entities under common control. For combinations of entities under common control, the purchase cost provisions (as they relate to purchase business combinations involving unrelated entities) of SFAS No. 141 explicitly do not apply; instead the method of accounting prescribed by SFAS No. 141 for such transfers is similar to the pooling-of-interests method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity, and no other assets or liabilities are recognized as a result of the combination (that is, no recognition is made for a purchase premium or discount representing any difference between the cash consideration paid and the book value of the net assets acquired).

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

          In addition to requiring that assets and liabilities be carried forward at historical costs, SFAS No. 141 also prescribes that for transfers of net assets between entities under common control, all income statements presented be combined as of the date of common control. Accordingly, our consolidated financial statements and all other financial information included in this report have been prepared assuming that the transfer of Trans Mountain net assets from Knight to us had occurred at the date when both Trans Mountain and we met the accounting requirements for entities under common control (January 1, 2006), and therefore, our 2007 results of operations include Knight’s recognition of a $377.1 million goodwill impairment recorded in the first quarter of 2007. For more information on this impairment expense, see Note 6.

          The Trans Mountain pipeline system, which transports crude oil and refined products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia and the state of Washington, completed a pump station expansion in April 2007 that increased pipeline throughput capacity to approximately 260,000 barrels per day. An additional expansion that increased pipeline capacity by 25,000 barrels per day was completed and began service on May 1, 2008. We expect to complete construction on a final 15,000 barrel per day expansion by November 2008, and upon completion, total pipeline capacity will then be approximately 300,000 barrels per day.

          In addition, due to the fact that Trans Mountain’s operations are managed separately, involve different products and marketing strategies, and produce discrete financial information that is separately evaluated internally by our management, we have identified our Trans Mountain pipeline system as a separate reportable business segment.

          Divestitures

          Thunder Creek Gas Services, LLC

          Effective April 1, 2008, we sold our 25% ownership interest in Thunder Creek Gas Services, LLC to PVR Midstream LLC, a subsidiary of Penn Virginia Corporation. Prior to the sale, we accounted for our investment in Thunder Creek Gas Services, LLC, referred to in this report as Thunder Creek, under the equity method of accounting and included its financial results within our Natural Gas Pipelines business segment. In the second quarter of 2008, we received cash proceeds, net of closing costs and settlements, of approximately $50.7 million for our investment, and we recognized a gain of $13.0 million with respect to this transaction. We used the proceeds from this sale to reduce the outstanding balance on our commercial paper borrowings, and we included the amount of the gain within the caption “Other, net” in our accompanying consolidated statements of income for the three and six months ended June 30, 2008.

          Thunder Creek provides natural gas gathering, compression and treating service to a number of coal seam gas producers in the Powder River Basin of northeast Wyoming. Thunder Creek’s operations are a combination of mainline and low pressure gathering assets, and throughput volumes include both coal seam and conventional plant residue gas. The mainline assets include 125 miles of mainline pipeline, 230 miles of high and low pressure laterals, approximately 26,600 horsepower of mainline compression, and carbon dioxide removal facilities consisting of a 220 million cubic feet per day carbon dioxide treating plant with natural gas dehydration capability. Devon Energy owns the remaining 75% ownership interest.

          North System Natural Gas Liquids Pipeline System – Discontinued Operations

          On July 2, 2007, we announced that we entered into an agreement to sell the North System natural gas liquids pipeline and our 50% ownership interest in the Heartland Pipeline Company (collectively referred to in this report as our North System) to ONEOK Partners, L.P. for approximately $298.6 million in cash. Our investment in net assets, including all transaction related accruals, was approximately $145.8 million, most of which represented property, plant and equipment, and we recognized approximately $152.8 million of gain in the fourth quarter of 2007 from the sale of these net assets. In the first half of 2008, following final account and inventory reconciliations, we paid a net amount of $2.4 million to ONEOK to fully settle the sale of (i) working capital items; (ii) total physical product liquids inventory and inventory obligations for certain liquids products; and (iii) the allocation of pre-acquisition investee distributions. Based primarily upon these adjustments, we recognized additional gains of $0.8 million and $1.3 million, respectively, in the three and six months ended June 30, 2008, and we reported these gains separately as “Adjustment to gain on disposal of North System” within the discontinued operations section of our accompanying consolidated statements of income.

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

          In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we accounted for the North System business as a discontinued operation whereby the financial results and the gains on disposal of the North System have been reclassified to discontinued operations in our accompanying consolidated statements of income. Summarized financial information of the North System is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Operating revenues	$—	$13.4	$—	$26.7
Operating expenses	—	(6.2)	—	(10.7)
Depreciation and amortization	—	(2.3)	—	(4.7)
Earnings from equity investments	—	0.5	—	1.2

Income from operations	—	5.4	—	12.5
Gain on disposal	0.8	—	1.3	—

Earnings from Discontinued Operations	$0.8	$5.4	$1.3	$12.5

          Additionally, in our accompanying consolidated statement of cash flows for the six months ended June 30, 2007, we elected not to present separately the North System’s operating and investing cash flows as discontinued operations, and, due to the fact that the sale of the North System does not change the structure of our internal organization in a manner that causes a change to our reportable business segments pursuant to the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have included the North System’s financial results within our Products Pipelines business segment disclosures presented in this report for the three and six months ended June 30, 2007.

3. Litigation, Environmental and Other Contingencies

          Below is a brief description of our ongoing material legal proceedings, including any material developments that occurred in such proceedings during the three months ended June 30, 2008. Additional information with respect to these proceedings can be found in Note 16 to our audited financial statements that were filed with our 2007 Form 10-K.

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

          In this note, we refer to SFPP, L.P. as SFPP; Calnev Pipe Line LLC as Calnev; Chevron Products Company as Chevron; Navajo Refining Company, L.P. as Navajo; ARCO Products Company as ARCO; BP West Coast Products, LLC as BP WCP; Texaco Refining and Marketing Inc. as Texaco; Western Refining Company, L.P. as Western Refining; Mobil Oil Corporation as Mobil; ExxonMobil Oil Corporation as ExxonMobil; Tosco Corporation as Tosco; ConocoPhillips Company as ConocoPhillips; Ultramar Diamond Shamrock Corporation/Ultramar Inc. as Ultramar;

Valero Energy Corporation as Valero; Valero Marketing and Supply Company as Valero Marketing; and America West Airlines, Inc., Continental Airlines, Inc., Northwest Airlines, Inc., Southwest Airlines Co. and US Airways, Inc., collectively, as the Airline Complainants.

          Following are a summary of developments during the second quarter of 2008 and a listing of certain active FERC proceedings pertaining to our Pacific operations:

▪ FERC Docket No. OR92-8, et al.—Complainants/Protestants: Chevron; Navajo; ARCO; BP WCP; Western Refining; ExxonMobil; Tosco; and Texaco (Ultramar is an intervenor)—Defendant: SFPP
Consolidated proceeding involving shipper complaints against certain East Line and West Line rates. All six issues (and others) described above are involved in these proceedings. Portions of this proceeding were appealed (and re-appealed) to the United States Court of Appeals for the District of Columbia Circuit, referred to in this note as the D.C. Court, and remanded to the FERC. Portions of this proceeding are currently being held in abeyance by the D.C. Court pending completion of agency proceedings. BP WCP, Chevron, and ExxonMobil requested a hearing before the FERC on remanded grandfathering and income tax allowance issues. The FERC issued an Order on Rehearing, Remand, Compliance, and Tariff Filings on December 26, 2007, which denied the requests for a hearing, and ruled on SFPP’s March 7, 2006 compliance filing and remand issues. The FERC, inter alia, affirmed its income tax allowance policy, further clarified the implementation of that policy with respect to SFPP, and required SFPP to file a compliance filing. On February 15, 2008, the FERC issued an order granting and denying rehearing regarding certain findings in the December 2007 order;

▪ FERC Docket No. OR92-8-025—Complainants/Protestants: BP WCP; ExxonMobil; Chevron; ConocoPhillips; and Ultramar—Defendant: SFPP
Proceeding involving shipper complaints against rates charged prior to April 1, 1999 at SFPP’s Watson Station drain-dry facilities. A settlement reserved the issue of whether reparations were owed for the period prior to April 1, 1999. On February 12, 2008, the FERC ruled that SFPP owed reparations for shipments prior to April 1, 1999, and in March 2008, SFPP made required reparation payments of $23.3 million;

▪ FERC Docket No. OR96-2, et al.—Complainants/Protestants: All Shippers except Chevron (which is an intervenor)—Defendant: SFPP
Consolidated proceeding involving shipper complaints against all SFPP rates. All six issues (and others) described above are involved in these proceedings. Portions of this proceeding were appealed (and re-appealed) to the D.C. Court and remanded to the FERC. Portions of this proceeding are currently being held in abeyance by the D.C. Court pending completion of agency proceedings. The FERC issued an Order on Rehearing, Remand, Compliance, and Tariff Filings on December 26, 2007, which denied the requests for a hearing and ruled on SFPP’s March 7, 2006 compliance filing and remand issues. The FERC, inter alia, affirmed its income tax allowance policy and further clarified the implementation of that policy with respect to SFPP, and required SFPP to file a compliance filing. On February 15, 2008, the FERC issued an order granting and denying rehearing regarding certain findings in the December 2007 order. On May 2, 2008, the FERC issued an order reopening the record for a paper hearing on issues related to rate of return on equity applicable to the Sepulveda Line service in light of the FERC’s policy statement issued in April of 2008 regarding the methodology for determining returns on equity. The parties have reached a settlement regarding the sole issue of the numeric value of the rate of return on equity to be applied in this proceeding with respect to the Sepulveda Line service that, upon approval by the FERC, would obviate the need for the paper hearing;

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

▪ FERC Docket No. OR03-5-001—Complainants/Protestants: BP WCP; ExxonMobil; and ConocoPhillips (other shippers intervened)—Defendant: SFPP
The FERC severed the portions of the complaints in Docket Nos. OR03-5, OR05-4, and OR05-5 regarding SFPP’s North and Oregon Line rates into a separate proceeding in Docket No. OR03-5-001. A hearing was held in May 2008 and an initial decision is expected in September of 2008;

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

▪ FERC Docket No. OR07-3—Complainants/Protestants: BP WCP; Chevron; ExxonMobil; Tesoro; and Valero Marketing—Defendant: SFPP
Complaint alleges that SFPP’s North Line indexed rate increase was not just and reasonable. The FERC has dismissed the complaint and denied rehearing of the dismissal. Petitions for review filed by BP WCP and ExxonMobil at the D.C. Court. On July 8, 2008, the FERC filed an unopposed motion to hold this proceeding in abeyance pending the D.C. Court’s ruling in the Tesoro review proceeding related to Docket No. OR07-16. The D.C. Court has not yet ruled upon this motion;

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

▪ FERC Docket No. OR07-8 (consolidated with Docket No. OR07-11)—Complainant/Protestant: BP WCP—Defendant: SFPP
Complaint alleges that SFPP’s 2005 indexed rate increase was not just and reasonable. On June 6, 2007, the FERC dismissed challenges to SFPP’s underlying rate but held in abeyance the portion of the Complaint addressing SFPP’s July 1, 2005 index-based rate increases. SFPP requested rehearing on July 6, 2007, which the FERC denied. On February 13, 2008, the FERC set this complaint for hearing, but referred it to settlement negotiations which are ongoing. It is consolidated with the complaint in Docket No. OR07-11. The parties have reached an agreement in principle and expect to file an offer of settlement in the near future;

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

▪ FERC Docket No. OR07-11 (consolidated with Docket No. OR07-8)—Complainant/Protestant: ExxonMobil—Defendant: SFPP
Complaint alleges that SFPP’s 2005 indexed rate increase was not just and reasonable. On February 13, 2008, the FERC set this complaint for hearing, but referred it to settlement negotiations which are ongoing. It is consolidated with the complaint in Docket No. OR07-8. The parties have reached an agreement in principle and expect to file an offer of settlement in the near future;

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

▪ FERC Docket No. OR07-16—Complainant/Protestant: Tesoro—Defendant: Calnev
Complaint challenges Calnev’s 2005, 2006, and 2007 indexing adjustments. The FERC dismissed the complaint. A petition for review was filed by Tesoro and the case is in briefing phase before the D.C. Court;

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

▪ FERC Docket No. OR07-20—Complainant/Protestant: BP WCP—Defendant: SFPP
Complaint alleges that SFPP’s 2007 indexed rate increase was not just and reasonable. The FERC dismissed the complaint and complainant filed a request for rehearing. Prior to a FERC ruling on the request for rehearing, the parties reached a settlement. In February 2008, FERC accepted a joint offer of settlement that dismissed, with prejudice, the East Line index rate portion of the complaint in OR07-20 for the period from June 1, 2006 through and to November 30, 2007. Petition for review filed by BP WCP at the D.C. Court;

▪ FERC Docket No. OR07-22—Complainant/Protestant: BP WCP—Defendant: Calnev
Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. In December 2007, the FERC issued an order giving complainant 45 days to amend its complaint in light of guidance provided by the FERC. The FERC has not acted on the amended complaint;

▪ FERC Docket No. IS05-230 (North Line rate case)—Complainants/Protestants: Shippers—Defendant: SFPP
SFPP filed to increase North Line rates to reflect increased costs due to installation of new pipe between Concord and Sacramento, California. Various shippers protested. Administrative law judge’s decision pending before the FERC on exceptions. On August 31, 2007, BP WCP and ExxonMobil filed a motion to reopen the record on the issue of SFPP’s appropriate rate of return on equity, which SFPP answered on September 18, 2007. On May 2, 2008, the FERC issued an order reopening the record in Docket No. IS05-230 for a paper hearing on issues related to rate of return on equity in light of the FERC’s policy statement issued in April of 2008 regarding the methodology for determining returns on equity. The parties have reached a settlement regarding the sole issue of the numeric value of the rate of return on equity to be applied in this proceeding that, upon approval by the FERC, would obviate the need for the paper hearing;

▪ FERC Docket No. IS05-327—Complainants/Protestants: Shippers—Defendant: SFPP
SFPP filed to increase certain rates on its pipelines pursuant to FERC’s indexing methodology. Various shippers protested, but the FERC determined that the tariff filings were consistent with its regulations. The FERC denied rehearing. The D.C. Court dismissed a petition for review, citing a lack of jurisdiction to review a decision by FERC not to order an investigation;

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

▪ FERC Docket No. IS06-356 —Complainants/Protestants: Shippers—Defendant: SFPP
SFPP filed to increase certain rates on its pipelines pursuant to FERC’s indexing methodology. Various shippers protested, but the FERC found the tariff filings consistent with its regulations. The FERC has rescinded the index increase for the East Line rates, and SFPP has requested rehearing. The D.C. Court dismissed a petition for review, citing the rehearing request pending before the FERC. On September 20, 2007, the FERC denied SFPP’s request for rehearing. In November 2007, all parties submitted a joint offer of settlement. In February 2008, the FERC accepted the joint offer of settlement which, among other things, resolved all protests and complaints related to the East Line 2006 Index Tariff. SFPP made the payments to the parties to the settlement on April 8, 2008 and certified to the FERC that such payments were made on April 9, 2008;

▪ FERC Docket No. IS07-137 (Ultra Low Sulfur Diesel (ULSD) surcharge)—Complainants/Protestants: Shippers—Defendant: SFPP
SFPP filed tariffs reflecting a ULSD recovery fee on diesel products and a ULSD litigation surcharge, and various shippers protested the tariffs. The FERC accepted, subject to refund, the ULSD recovery fee, rejected the ULSD litigation surcharge, and held the proceeding in abeyance pending resolution of other proceedings involving SFPP. Chevron and Tesoro filed requests for rehearing, which the FERC denied by operation of law. BP WCP petitioned the D.C. Court for review of the FERC’s denial, the FERC filed a motion to dismiss, and the D.C. Court granted the FERC’s motion. In May 2008, the FERC set this proceeding for hearing and held the proceeding in abeyance pending ongoing settlement negotiations;

▪ FERC Docket No. IS07-229—Complainants/Protestants: BP WCP and ExxonMobil—Defendant: SFPP
SFPP filed to increase certain rates on its pipelines pursuant to the FERC’s indexing methodology. Two shippers filed protests. The FERC found the tariff filings consistent with its regulations but suspended the increased rates subject to refund pending challenges to SFPP’s underlying rates. In November 2007, all parties submitted a joint offer of settlement. In February 2008, the FERC accepted the joint offer of settlement which, among other things, resolved all protests and complaints related to the East Line 2007 Index Tariff. In April 2008, SFPP certified payments under the settlement agreement;

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
SFPP filed to increase its East Line rates based on costs incurred related to an expansion. Various shippers filed protests, which SFPP answered. The FERC issued an order on November 29, 2007 accepting and suspending the tariff subject to refund. The proceeding is being held in abeyance pursuant to ongoing settlement negotiations. Docket No. IS08-389 has been consolidated with this proceeding;

▪ FERC Docket No. IS08-302—Complainants/Protestants: Chevron; BP WCP; ExxonMobil; and Tesoro—Defendant: SFPP
SFPP filed to increase certain rates on its pipelines pursuant to FERC’s indexing methodology. Certain shippers protested. The FERC found the tariff filings consistent with its regulations but suspended the increased rates subject to refund (except for the Oregon Line rate) pending challenges to SFPP’s underlying rates;

▪ FERC Docket No. IS08-389—Complainants/Protestants: ConocoPhillips, Valero, Southwest Airlines Co., Navajo, Western—Defendant: SFPP
SFPP filed to decrease rates on its East Line. In July of 2008, various shippers protested, claiming that the rates should have been further decreased. On July 29, 2008, the FERC accepted and suspended the tariff, subject to refund, to become effective August 1, 2008, consolidated the proceeding with Docket No. IS08-28, and held in abeyance further action pending the outcome of settlement negotiations;

▪ FERC Docket No. IS08-390—Complainants/Protestants: BP WCP, ExxonMobil, ConocoPhillips, Valero, Chevron, the Airlines—Defendant: SFPP
SFPP filed to increase rates on its West Line. In July of 2008, various shippers protested, claiming that the rates are unjust and unreasonable. On July 29, 2008, the FERC suspended the tariffs, to become effective August 1, 2008, subject to refund, established a hearing, and held the hearing in abeyance pending the outcome of settlement negotiations; and

▪ Motions to compel payment of interim damages (various dockets)—Complainants/Protestants: Shippers—Defendants: SFPP; Kinder Morgan G.P., Inc.; and Knight Inc.
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

          In December 2007, as a follow-up to the March 2006 compliance filing, SFPP received a FERC order that directed it to submit revised compliance filings and revised tariffs. In conjunction with this order, our other FERC and California Public Utilities Commission rate cases, and other unrelated litigation matters, we increased our litigation reserves by $140.0 million in the fourth quarter of 2007. We assume that, with respect to our SFPP litigation reserves, any reparations and accrued interest thereon will be paid no earlier than the fourth quarter of 2008. In accordance with FERC’s December 2007 order and its February 2008 order on rehearing, SFPP submitted a compliance filing to FERC in February 2008, and further rate reductions were implemented on March 1, 2008. We estimate that the impact of the new rates on our 2008 budget will be less than $3.0 million.

          In the second quarter of 2008, SFPP and Calnev made combined settlement payments to various shippers totaling approximately $6.9 million and in general, if the shippers are successful in proving their claims, they are entitled to reparations or refunds of any excess tariffs or rates paid during the two year period prior to the filing of their complaint, and SFPP and Calnev may be required to reduce the amount of their tariffs or rates for particular services. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts. Based on our review of these FERC proceedings, we estimate that as of June 30, 2008, shippers are seeking approximately $267 million in reparation and refund payments and approximately $45 million in additional annual rate reductions.

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

          On June 6, 2008, as required by CPUC order, SFPP and Calnev Pipe Line Company filed separate general rate case applications, neither of which request a change in existing pipeline rates and both of which assert that existing pipeline rates are reasonable. No action has been taken by the CPUC with respect to either of these filings.

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

          On April 22, 2008, the federal district court granted defendants’ motions for summary judgment and ruled that plaintiffs Bailey, Ptasynski, and Gray take nothing on their claims. The court entered final judgment in favor of defendants on April 30, 2008. Defendants have filed a motion seeking sanctions against plaintiff Bailey. The plaintiffs have appealed the final judgment to the United States Fifth Circuit Court of Appeals.

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

          On October 2, 2007, the plaintiff initiated a second arbitration (CO2 Committee, Inc. v. Shell CO2 Company, Ltd., aka Kinder Morgan CO2 Company, L.P., et al.) against Cortez Pipeline Company, Kinder Morgan CO2 and an ExxonMobil entity. The second arbitration asserts claims similar to those asserted in the first arbitration. On October 11, 2007, the defendants filed a Complaint for Declaratory Judgment and Injunctive Relief in federal district court in New Mexico. The Complaint seeks dismissal of the second arbitration on the basis of res judicata. In November 2007, the plaintiff in the arbitration moved to dismiss the defendants’ Complaint on the grounds that the issues presented should be decided by a panel in a second arbitration. In December 2007, the defendants in the arbitration filed a motion seeking summary judgment on their Complaint and dismissal of the second arbitration. On May 16, 2008, the federal district court in New Mexico granted the plaintiff’s motion to dismiss. On June 2, 2008, the defendants in the arbitration filed a motion in the New Mexico federal district court seeking an order confirming that the panel in the first arbitration can preside over the second arbitration. On June 3, 2008, the plaintiff filed a request with the American Arbitration Association seeking administration of the arbitration.

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

          The MMS set a due date of January 20, 2007 for Kinder Morgan CO2’s payment of the approximately $2.2 million in civil penalties, with interest to accrue daily on that amount in the event payment is not made by such date. Kinder Morgan CO2 has not paid the penalty. On January 2, 2007, Kinder Morgan CO2 submitted a response to the Notice of Noncompliance and Civil Penalty challenging the assessment in the Office of Hearings and Appeals of the Department of the Interior. On February 1, 2007, Kinder Morgan CO2 filed a petition to stay the accrual of penalties until the dispute is resolved. On February 22, 2007, an administrative law judge of the U.S. Department of the Interior issued an order denying Kinder Morgan CO2’s petition to stay the accrual of penalties. A hearing on the

Notice of Noncompliance and Civil Penalty was originally set for December 10, 2007. In November 2007, the MMS and Kinder Morgan CO2 filed a joint motion to vacate the hearing date and stay the accrual of additional penalties to allow the parties to discuss settlement. In November 2007, the administrative law judge granted the joint motion, stayed accrual of additional penalties for the period from November 6, 2007 to February 18, 2008, and reset the hearing date to March 24, 2008. The parties conducted settlement conferences on February 4, 2008 and February 12, 2008. On February 14, 2008, the parties filed a joint motion seeking to vacate the March 24, 2008 hearing and to stay the accrual of additional penalties to allow the parties to continue their settlement discussions. On March 4, 2008, the administrative law judge granted the joint motion. The matter remains continued pending the parties’ settlement discussions.

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

          MMS Order to Report and Pay

          On March 20, 2007, Kinder Morgan CO2 received an “Order to Report and Pay” from the MMS. The MMS contends that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties in the amount of approximately $4.6 million for the period from January 1, 2005 through December 31, 2006 as a result of its use of the Cortez Pipeline tariff as the transportation allowance in calculating federal royalties. As noted in the discussion of the Notice of Noncompliance and Civil Penalty proceeding, the MMS claims that the Cortez Pipeline tariff is not the proper transportation allowance and that Kinder Morgan CO2 must use its “reasonable actual costs” calculated in accordance with certain federal product valuation regulations. The MMS set a due date of April 13, 2007 for Kinder Morgan CO2’s payment of the $4.6 million in claimed additional royalties, with possible late payment charges and civil penalties for failure to pay the assessed amount. Kinder Morgan CO2 has not paid the $4.6 million, and on April 19, 2007, it submitted a notice of appeal and statement of reasons in response to the Order to Report and Pay, challenging the Order and appealing it to the Director of the MMS in accordance with 30 C.F.R. sec. 290.100, et seq. Also on April 19, 2007, Kinder Morgan CO2 submitted a petition to suspend compliance with the Order to Report and Pay pending the appeal. The MMS granted Kinder Morgan CO2’s petition to suspend, and approved self-bonding on June 12, 2007. Kinder Morgan CO2 filed a supplemental statement of reasons in support of its appeal of the Order to Report and Pay on June 15, 2007.

          In addition to the March 2007 Order to Report and Pay, in April 2007, Kinder Morgan CO2 received an “Audit Issue Letter” sent by the Colorado Department of Revenue on behalf of the U.S. Department of the Interior. In the letter, the Department of Revenue states that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties (due to the use of the Cortez Pipeline tariff as the transportation allowance for purposes of federal royalties) in the amount of $8.5 million for the period from April 2000 through December 2004. Kinder Morgan CO2 responded to the letter in May 2007, outlining its position why use of the Cortez tariff-based transportation allowance is proper. On August 8, 2007, Kinder Morgan CO2 received an “Order to Report and Pay Additional Royalties” from the MMS. As alleged in the Colorado Audit Issue Letter, the MMS contends that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties in the amount of approximately $8.5 million for the period from April 2000 through December 2004. The MMS’s claims underlying the August 2007 Order to Report and Pay are similar to those at issue in the March 2007 Order to Report and Pay. On September 7, 2007, Kinder Morgan CO2 submitted a notice of appeal and statement of reasons in response to the August 2007 Order to Report and Pay, challenging the Order and appealing it to the Director of the MMS in accordance with 30 C.F.R. sec. 290.100, et seq. Also on September 7, 2007, Kinder Morgan CO2 submitted a petition to suspend compliance with the Order to Report and Pay pending the appeal. The MMS granted Kinder Morgan CO2’s petition to suspend, and approved self-bonding on September 11, 2007.

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

          Commercial Litigation Matters

          Union Pacific Railroad Company Easements

          SFPP, L.P. and Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company and referred to in this note as UPRR) are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten year period beginning January 1, 2004 (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to determine the amount payable for easements on UPRR rights-of-way. The trial is ongoing and is expected to conclude in the first quarter of 2009.

          SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right of way and the safety standards that govern relocations. SFPP believes that it must pay for relocation of the pipeline only when so required by the railroad’s common carrier operations, and in doing so, it need only comply with standards set forth in the federal Pipeline Safety Act in conducting relocations. In July 2006, a trial before a judge regarding the circumstances under which SFPP must pay for relocations concluded, and the judge determined that we must pay for any relocations resulting from any legitimate business purpose of the UPRR. SFPP has appealed this decision. In addition, UPRR contends that it has complete discretion to cause the pipeline to be relocated at SFPP’s expense at any time and for any reason, and that SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way standards. Each party is seeking declaratory relief with respect to its positions regarding relocations.

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

          The complaint alleges that CenterPoint Energy, Inc., by and through its affiliates, has artificially inflated the price charged to residential consumers for natural gas that it allegedly purchased from the non-CenterPoint defendants, including the Kinder Morgan defendants. The complaint further alleges that in exchange for CenterPoint’s purchase of such natural gas at above market prices, the non-CenterPoint defendants, including the Kinder Morgan defendants, sell natural gas to CenterPoint’s non-regulated affiliates at prices substantially below market, which in turn sells such natural gas to commercial and industrial consumers and gas marketers at market price. The complaint purports to assert claims for fraud, unlawful enrichment and civil conspiracy against all of the defendants, and seeks relief in the form of actual, exemplary and punitive damages, interest, and attorneys’ fees. On June 8, 2007, the Arkansas Supreme Court held that the Arkansas Public Service Commission has exclusive jurisdiction over any Arkansas plaintiffs’ claims that consumers were overcharged for gas in Arkansas and mandated that any such claims be dismissed from this lawsuit. On February 14, 2008, the Arkansas Supreme Court clarified its previously issued order and mandated that the trial court dismiss the lawsuit in its entirety. On February 29, 2008 the trial court dismissed the case in its entirety.

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

          As part of the settlement of the class action claims, the non-Kinder Morgan defendants agreed to settle remaining claims asserted by businesses and obtain a release of such claims favoring all defendants, including us, subject to the retention by all defendants of their claims against each other for contribution and indemnity. We expect that a claim will be asserted by other defendants against us seeking contribution or indemnity for any settlements funded exclusively by other defendants, and we expect to vigorously defend against any such claims.

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

          Following court ordered mediation, the Kinder Morgan defendants have settled with plaintiffs in all of the wrongful death cases and the personal injury and property damages cases. The only remaining civil case is a claim for equitable indemnity by an engineering company defendant against Kinder Morgan G.P. Services Co., Inc. We have filed a Motion for Summary Judgment with respect to all of the claims in this matter, which motion is currently pending.

          EPA Notice of Proposed Debarment

          On August 21, 2007, SFPP received a Notice of Proposed Debarment issued by the United States Environmental Protection Agency, referred to in this report as the EPA. Pursuant to the Notice, the Suspension and Debarment Division, referred to in this report as SDD, of the EPA is proposing to debar SFPP from participation in future Federal contracts and assistance activities for a period of three years. The purported basis for the proposed debarment is SFPP’s April 2005 agreement with the California Attorney General and the District Attorney of Solano County, California to settle misdemeanor charges of the unintentional, non-negligent discharge of diesel fuel, and the failure to provide timely notice of a threatened discharge to appropriate state agencies, in connection with the April 28, 2004 spill of diesel fuel into a marsh near Cordelia, California. SFPP believed that the proposed debarment was factually and legally unwarranted and contested it. On June 2, 2008, the EPA SDD agreed to withdraw the Notice of Proposed Debarment and terminated the matter without additional action.

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

          In addition, in April 2007, during pipeline maintenance activities near Charlotte, North Carolina, Plantation discovered the presence of historical soil contamination near the pipeline, and reported the presence of impacted soils to the NCDENR. Subsequently, Plantation contacted the owner of the property to request access to the property to investigate the potential contamination. The results of that investigation indicate that there is soil and groundwater contamination which appears to be from an historical turbine fuel release. The groundwater contamination is underneath at least two lots on which there is current construction of single family homes as part of a new residential development. Further investigation and remediation are being conducted under the oversight of the NCDENR. Plantation reached a settlement with the builder of the residential subdivision. Plantation continues to negotiate with the owner of the property to address any potential claims that it may bring.

          Barstow, California

          The United States Department of Navy has alleged that historic releases of methyl tertiary-butyl ether, referred to in this report as MTBE, from Calnev Pipe Line Company’s Barstow terminal has (i) migrated underneath the Navy’s Marine Corps Logistics Base in Barstow; (ii) impacted the Navy’s existing groundwater treatment system for unrelated groundwater contamination not alleged to have been caused by Calnev; and (iii) could affect the MCLB’s water supply system. Although Calnev believes that it has certain meritorious defenses to the Navy’s claims, it is working with the Navy to agree upon an Administrative Settlement Agreement and Order on Consent for CERCLA Removal Action to reimburse the Navy for $0.5 million in past response actions, plus perform other work to ensure protection of the Navy’s existing treatment system and water supply.

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

          Additionally, although it is not possible to predict the ultimate outcomes, we also believe, based on our experiences to date, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or cash flows. As of June 30, 2008, and December 31, 2007, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $219.4 million and $247.9 million, respectively. The reserve is primarily related to various claims from lawsuits arising from our Pacific operations’ pipeline transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

          Environmental Matters

          Exxon Mobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, Inc. and ST Services, Inc.

          On April 23, 2003, Exxon Mobil Corporation filed a complaint in the Superior Court of New Jersey, Gloucester County. We filed our answer to the complaint on June 27, 2003, in which we denied ExxonMobil’s claims and allegations as well as included counterclaims against ExxonMobil. The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corp. from 1989 through September 2000, later owned by ST Services, Inc. Prior to selling the terminal to GATX Terminals, ExxonMobil performed the environmental site assessment of the terminal required prior to sale pursuant to state law. During the site assessment, ExxonMobil discovered items that required remediation and the New Jersey Department of Environmental Protection issued an order that required ExxonMobil to perform various remediation activities to remove hydrocarbon contamination at the terminal. ExxonMobil, we understand, is still remediating the site and has not been removed as a responsible party from the state’s cleanup order; however, ExxonMobil claims that the remediation continues because of GATX Terminals’ storage of a fuel additive, MTBE, at the terminal during GATX Terminals’ ownership of the terminal. When GATX Terminals sold the terminal to ST Services, the parties indemnified one another for certain environmental matters. When GATX Terminals was sold to us, GATX Terminals’ indemnification obligations, if any, to ST Services may have passed to us. Consequently, at issue is any indemnification obligation we may owe to ST Services for environmental remediation of MTBE at the terminal. The complaint seeks any and all damages related to remediating MTBE at the terminal, and, according to the New Jersey Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit for remediating MTBE at the terminal. The parties are currently involved in mandatory mediation and the most recent mediation occurred in June 2008. No progress was made at this latest mediation. The mediation judge is now allowing the parties to conduct limited discovery up to the date of the next mediation which is anticipated to be in October 2008.

          On June 25, 2007, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund, referred to collectively as the plaintiffs, filed a complaint against Exxon Mobil Corporation and GATX Terminals Corporation. The complaint was filed in Gloucester County, New Jersey. Both Exxon Mobil and we filed third party complaints against ST Services seeking to bring ST into the case. ST Services filed motions to dismiss the third party complaints. Recently, the court denied ST’s motions to dismiss and ST is now joined in the case. Defendants will now file their answers in the case. The plaintiffs seek the costs and damages that the plaintiffs allegedly have incurred or will incur as a result of the discharge of pollutants and hazardous substances at the Paulsboro, New Jersey facility. The costs and damages that the plaintiffs seek include damages to natural resources. In addition, the plaintiffs seek an order compelling the defendants to perform or fund the assessment and restoration of those natural resource damages that are the result of the defendants’ actions. As in the case brought by Exxon Mobil against GATX Terminals, the issue is whether the plaintiffs’ claims are within the scope of the indemnity obligations between GATX Terminals (and therefore, Kinder Morgan Liquids Terminals) and ST Services. ST Services is the current owner and operator at the facility. The court may consolidate the two cases.

          Mission Valley Terminal Lawsuit

          In August 2007, the City of San Diego, on its own behalf and purporting to act on behalf of the People of the state of California, filed a lawsuit against us and several affiliates seeking injunctive relief and unspecified damages allegedly resulting from hydrocarbon and MTBE impacted soils and groundwater beneath the city’s stadium property in San Diego arising from historic operations at the Mission Valley terminal facility. The case was filed in the Superior Court of California, San Diego County, case number 37-2007-00073033-CU-OR-CTL. On September 26, 2007, we removed the case to the United States District Court, Southern District of California, case number 07CV1883WCAB. On October 3, 2007, we filed a Motion to Dismiss all counts of the Complaint. The court denied in part and granted in part the Motion to Dismiss and gave the City leave to amend their complaint. The City submitted its Amended Complaint and defendants will soon file an Answer. It is anticipated that the parties will then commence with discovery. This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board. We do not expect the cost of any settlement and remediation to be material.

          In June 2008, we received an Administrative Civil Liability Complaint from the California Regional Water Quality Control Board for violations and penalties associated with surface water discharge from the remediation system operating at the Mission Valley terminal facility. Currently, we are negotiating a settlement that should include a reduction of alleged violations and associated penalties as well as resolve any past and future issues related to the discharge from the remediation system. We do not expect the cost of the settlement to be material.

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

          Louisiana Department of Environmental Quality Settlement

          After conducting a voluntary compliance self-audit in April 2006, we voluntarily disclosed certain findings from the audit related to compliance with environmental regulations and permits at our Harvey and St. Gabriel Terminals to the Louisiana Department of Environmental Quality, referred to in this report as the LDEQ. Following further discussion between the LDEQ and us, in August 2007, the LDEQ issued a Consolidated Compliance Order and Notice of Potential Penalty for each of the two facilities. We reached a settlement with LDEQ under which we agreed to finalize certain work, which we have already undertaken to ensure compliance with the environmental regulations at these two facilities, and paid a penalty of $0.3 million. Therefore, the matter is resolved.

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

          Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact. As of June 30, 2008, we have accrued an environmental reserve of$88.1 million, and we believe the establishment of this environmental reserve is adequate such that the resolution of pending environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operations. As of December 31, 2007, our environmental reserve totaled $92.0 million. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes; (ii) groundwater and land use near our sites; and (iii) changes in cleanup technology.

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

          In our CO2 business segment, we are required to plug and abandon oil and gas wells that have been removed from service and to remove our surface wellhead equipment and compressors. As of June 30, 2008 and December 31, 2007, we have recognized asset retirement obligations in the aggregate amount of $73.5 million and $49.2 million, respectively, relating to these requirements at existing sites within our CO2 business segment. The $24.3 million increase was primarily related to higher estimated service, material and equipment costs related to our legal obligations associated with the retirement of tangible long-lived assets.

          In our Natural Gas Pipelines business segment, if we were to cease providing utility services, we would be required to remove certain surface facilities and equipment from land belonging to our customers and others. We believe we can reasonably estimate both the time and costs associated with the retirement of these facilities and as of June 30, 2008 and December 31, 2007, we have recognized asset retirement obligations in the aggregate amount of $3.8 million and $3.0 million, respectively, relating to the businesses within our Natural Gas Pipelines business segment.

          We have included $1.4 million of our total asset retirement obligations as of June 30, 2008 with “Accrued other current liabilities” in our accompanying consolidated balance sheet. The remaining $75.9 million obligation is reported separately as a non-current liability. A reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations for each of the six months ended June 30, 2008 and 2007 is as follows (in millions):

	Six Months Ended June 30,

	2008	2007

Balance at beginning of period	$52.2	$50.3
Liabilities incurred	25.5	0.2
Liabilities settled	(1.8)	(0.3)
Accretion expense	1.4	1.3

Balance at end of period	$77.3	$51.5

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

5. Distributions

          On May 15, 2008, we paid a cash distribution of $0.96 per unit to our common unitholders and our Class B unitholders for the quarterly period ended March 31, 2008. KMR, our sole i-unitholder, received 1,305,429 additional i-units based on the $0.96 cash distribution per common unit. The distributions were declared on April 16, 2008, payable to unitholders of record as of April 30, 2008.

          On July 16, 2008, we declared a cash distribution of $0.99 per unit for the quarterly period ended June 30, 2008. The distribution will be paid on August 14, 2008, to unitholders of record as of July 31, 2008. Our common unitholders and Class B unitholders will receive cash. KMR will receive a distribution of 1,359,152 additional i-units based on the $0.99 distribution per common unit. For each outstanding i-unit that KMR holds, a fraction of an i-unit (0.018124) will be issued. This fraction was determined by dividing:

▪ $0.99, the cash amount distributed per common unit

by

▪ $54.625, the average of KMR’s shares’ closing market prices from July 15-28, 2008, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

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

          On April 18, 2007, we announced that we would acquire the Trans Mountain pipeline system from Knight, and this transaction was completed April 30, 2007 (see Note 2). Following the provisions of generally accepted accounting principles, the consideration of this transaction caused Knight to consider the fair value of the Trans Mountain pipeline system, and to determine whether goodwill related to these assets was impaired. Based on this determination, Knight recorded a goodwill impairment charge of $377.1 million in the first quarter of 2007, and because we have included all of the historical results of Trans Mountain as though the net assets had been transferred to us on January 1, 2006, this impairment expense is now reflected in our consolidated results of operations.

          Changes in the carrying amount of our goodwill for the three months ended March 31, 2008 and six months ended June 30, 2008 are summarized as follows (in millions):

	Products Pipelines	Natural Gas Pipelines	CO2	Trans Mountain	Terminals	Total

Balance as of December 31, 2007	$263.2	$288.4	$46.1	$251.0	$229.1	$1,077.8
Acquisitions and purchase price adjs	—	—	—	—	18.1	18.1
Disposals	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Currency translation adjustments	—	—	—	(9.7)	—	(9.7)

Balance as of March 31, 2008	263.2	288.4	46.1	241.3	247.2	1,086.2
Acquisitions and purchase price adjs	—	—	—	—	1.3	1.3
Disposals	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Currency translation adjustments	—	—	—	1.9	—	1.9

Balance as of June 30, 2008	$263.2	$288.4	$46.1	$243.2	$248.5	$1,089.4

          Pursuant to our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, we selected a goodwill impairment measurement date of January 1 of each year; and we have determined that our goodwill was not impaired as of January 1, 2008. In the second quarter of 2008, we changed our impairment measurement date to May 31 of each year. The change was made following our management’s decision to match our impairment testing date to the impairment testing date of Knight—following the completion of its going-private transaction on May 30, 2007, Knight established as its goodwill impairment measurement date May 31 of each year. This change to the date of our annual goodwill impairment test constitutes a change in the method of applying an accounting principle, as discussed in paragraph 4 of SFAS No. 154, “Accounting Changes and Error Corrections.” We believe that this change in accounting principle is preferable because our test would then be performed at the same time as Knight, the sole indirect common stockholder of our general partner.

          SFAS No. 154 requires an entity to report a change in accounting principle through retrospective application of the new accounting principle to all periods, unless it is impracticable to do so. However, our change to a new testing date, when applied to prior periods, does not yield different financial statement results. Furthermore, there were no impairment charges resulting from the May 31, 2008 impairment testing, and no event indicating an impairment has occurred subsequent to that date.

          In addition, according to the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” we identify any premium or excess cost we pay over our proportionate share of the underlying fair value of net assets acquired and accounted for as investments under the equity method of accounting. This premium or excess cost is referred to as equity method goodwill and is not subject to amortization but rather to periodic impairment testing. As of both June 30, 2008 and December 31, 2007, we have reported$138.2 million in equity method goodwill within the caption “Investments” in our accompanying consolidated balance sheets.

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

	June 30, 2008	December 31, 2007

Customer relationships, contracts and agreements
Gross carrying amount	$246.0	$264.1
Accumulated amortization	(43.9)	(36.9)

Net carrying amount	202.1	227.2

Technology-based assets, lease value and other
Gross carrying amount	13.3	13.3
Accumulated amortization	(2.1)	(1.9)

Net carrying amount	11.2	11.4

Total Other intangibles, net	$213.3	$238.6

          For the three and six months ended June 30, 2008, the amortization expense on our intangibles totaled $3.7 million and $7.2 million, respectively, and for the same prior year periods, the amortization expense on our intangibles totaled $3.4 million and $6.8 million, respectively. These expense amounts primarily consisted of amortization of our customer relationships, contracts and agreements. As of June 30, 2008, the weighted average amortization period for our intangible assets was approximately 17.7 years. Our estimated amortization expense for these assets for each of the next five fiscal years (2009 – 2013) is approximately $13.8 million, $13.6 million, $13.4 million, $13.1 million and $13.1 million, respectively.

7. Debt

          Our outstanding short-term debt as of June 30, 2008 was $270.9 million. The balance consisted of (i) $250.0 million in principal amount of 6.30% senior notes due February 1, 2009; (ii) a $9.6 million portion of a 5.40% long-term note payable (our subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note); (iii) a $6.3 million portion of 5.23% senior notes (our subsidiary, Kinder Morgan Texas Pipeline, L.P., is the obligor on the notes); and (iv) a $5.0 million portion of 7.84% senior notes (our subsidiary, Central Florida Pipe Line LLC, is the obligor on the notes). The weighted average interest rate on all of our borrowings was approximately 5.35% during the second quarter of 2008 and approximately 6.41% during the second quarter of 2007.

          Credit Facility

          Our $1.85 billion five-year unsecured bank credit facility matures August 18, 2010 and can be amended to allow for borrowings up to $2.1 billion. Borrowings under our credit facility can be used for partnership purposes and as a backup for our commercial paper program. There were no borrowings under the credit facility as of June 30, 2008 or as of December 31, 2007.

          Our five-year credit facility is with a syndicate of financial institutions and Wachovia Bank, National Association is the administrative agent. As of June 30, 2008, the amount available for borrowing under our credit facility was reduced by an aggregate amount of $929.2 million, consisting of (i) a combined $620 million in three letters of credit that support our hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil; (ii) a $100 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of our Pacific operations’ pipelines in the state of California; (iii) a combined $92.1 million in three letters of credit that support tax-exempt bonds; (iv) a combined $53.4 million in letters of credit that support our pipeline and terminal operations in Canada; (v) a $26.8 million letter of credit that supports our indemnification obligations on the Series D note borrowings of Cortez Capital Corporation; (vi) a $19.9 million letter of credit that supports the construction of our Kinder Morgan Louisiana Pipeline (a natural gas pipeline); and (vii) a combined $17 million in other letters of credit supporting other obligations of us and our subsidiaries.

          Commercial Paper Program

          Our commercial paper program provides for the issuance of up to $1.85 billion of commercial paper. Our $1.85 billion unsecured five-year bank credit facility supports our commercial paper program, and borrowings under our commercial paper program reduce the borrowings allowed under our credit facility. As of June 30, 2008, we had no outstanding commercial paper borrowings. As of December 31, 2007, we had $589.1 million of commercial paper outstanding with an average interest rate of 5.58%. The borrowings under our commercial paper program were used principally to finance the acquisitions and capital expansions we made during 2008 and 2007.

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

          On June 6, 2008, we completed an additional public offering of senior notes. We issued a total of $700 million in principal amount of senior notes, consisting of $375 million of 5.95% notes due February 15, 2018, and $325 million of 6.95% notes due January 15, 2038. We received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $687.7 million, and we used the proceeds to reduce the borrowings under our commercial paper program. The notes due in 2018 constitute a further issuance of the $600 million aggregate principal amount of 5.95% notes we issued on February 12, 2008 and form a single series with those notes. The notes due in 2038 constitute a further issuance of the combined $850 million aggregate principal amount of 6.95% notes we issued on June 21, 2007 and February 12, 2008, respectively, and form a single series with those notes.

          Kinder Morgan Operating L.P. “A” Debt

          As part of the purchase price consideration for our January 1, 2007 acquisition of the remaining approximate 50.2% interest in the Cochin pipeline system that we did not already own, two of our subsidiaries issued a long-term note payable to the seller having a fair value of $42.3 million. We valued the debt equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%. The principal amount of the note, along with interest, is due in five equal annual installments of $10.0 million on March 31 in each of 2008, 2009, 2010, 2011 and 2012. Our subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note, and as of June 30, 2008 and December 31, 2007, the outstanding balance under the note was $35.6 million and $44.6 million, respectively.

          Interest Rate Swaps

          Information on our interest rate swaps is contained in Note 10.

          Contingent Debt

          As prescribed by the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we disclose certain types of guarantees or indemnifications we have made. These disclosures cover certain types of guarantees included within debt agreements, even if the likelihood of requiring our performance under such guarantee is remote. The following is a description of our contingent debt agreements as of June 30, 2008.

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

          As of June 30, 2008, the debt facilities of Cortez Capital Corporation consisted of (i) $53.6 million of Series D notes due May 15, 2013; (ii) a $125 million short-term commercial paper program; and (iii) a $125 million five-year committed revolving credit facility due December 22, 2009 (to support the above-mentioned $125 million commercial paper program). As of June 30, 2008, Cortez Capital Corporation had $111.4 million of commercial paper outstanding with an average interest rate of approximately 3.07%, the average interest rate on the Series D notes was 7.14%, and there were no borrowings under the credit facility.

          With respect to Cortez’s Series D notes, Shell Oil Company shares our several guaranty obligations jointly and severally; however, we are obligated to indemnify Shell for liabilities it incurs in connection with such guaranty. As of June 30, 2008, JP Morgan Chase has issued a letter of credit on our behalf in the amount of $26.8 million to secure our indemnification obligations to Shell for 50% of the $53.6 million in principal amount of Series D notes outstanding as of June 30, 2008.

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

          The bond indenture is for 30 years and allows the bonds to remain outstanding until December 1, 2020. Principal payments on the bonds are made on the first of December each year and corresponding reductions are made to the letter of credit. As of June 30, 2008, this letter of credit had a face amount of $22.5 million.

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

          Borrowings under the Rockies Express commercial paper program are primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay related expenses. The credit facility, which can be amended to allow for borrowings up to $2.5 billion, supports borrowings under the commercial paper program, and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility. The $600 million in principal amount of senior notes were issued on September 20, 2007. The notes are unsecured and are not redeemable prior to maturity. Interest on the notes is paid and computed quarterly at an interest rate of three-month LIBOR (with a floor of 4.25%) plus a spread of 0.85%; however, upon issuance of the notes, Rockies Express entered into two floating-to-fixed interest rate swap agreements having a combined notional principal amount of $600 million and maturity dates of August 20, 2009. The interest rate swap agreements effectively convert the interest expense associated with these senior notes from its stated variable rate to a fixed rate of 5.85%.

          As of June 30, 2008, in addition to the $600 million in floating rate senior notes, Rockies Express Pipeline LLC had $740.4 million of commercial paper outstanding ($512.6 million net of cash on hand) with a weighted average interest rate of approximately 3.0%, and there were no borrowings under its five-year credit facility. Accordingly, as of June 30, 2008, our contingent share of Rockies Express’ debt was $683.6 million (51% of total guaranteed borrowings). In addition, there is a letter of credit outstanding to support the construction of the Rockies Express Pipeline. The combined face amount for this letter of credit, issued by JPMorgan Chase, was $31.4 million as of June 30, 2008; our contingent responsibility with regard to this outstanding letter of credit was $16.0 million (51% of total face amount).

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

          Midcontinent Express Pipeline LLC is an equity method investee of ours, and the two member owners and their respective ownership interests consist of the following: our subsidiary Kinder Morgan Operating L.P. “A” – 50%, and Energy Transfer Partners, L.P. – 50%. As of June 30, 2008, Midcontinent Express Pipeline LLC had $385.0 million borrowed under its three-year credit facility. Accordingly, as of June 30, 2008, our contingent share of Midcontinent Express’ debt was $192.5 million (50% of total borrowings).

          In addition, Midcontinent Express Pipeline LLC has a $197 million reimbursement agreement dated September 4, 2007, with JPMorgan Chase as the administrative agent. The agreement includes covenants and requires payments of fees that are common in such arrangements, and both we and Energy Transfer Partners, L.P. have agreed to guarantee borrowings under the reimbursement agreement in the same proportion as the associated percentage ownership of our member interests. Furthermore, both the reimbursement agreement and the revolving credit facility can be used for the issuance of letters of credit to support the construction of the Midcontinent Express Pipeline, and as of June 30, 2008, existing letters of credit having a combined face amount of $205.7 million were issued. The total face amount for the letters of credit consisted of (i) $172.4 million from two separate letters of credit under the revolving credit facility; and (ii) $33.3 million under a single letter of credit under the reimbursement agreement. Accordingly, as of June 30, 2008, our contingent responsibility with regard to these outstanding letters of credit was $102.9 million (50% of total face amount).

          For additional information regarding our debt facilities and our contingent debt agreements, see Note 9 to our consolidated financial statements included in our 2007 Form 10-K.

8. Partners’ Capital

          Limited Partner Units

          As of June 30, 2008 and December 31, 2007, our partners’ capital included the following limited partner units:

	June 30, 2008	December 31, 2007

Common units	177,054,734	170,220,396
Class B units	5,313,400	5,313,400
i-units	74,991,862	72,432,482

Total limited partner units	257,359,996	247,966,278

          The total limited partner units represent our limited partners’ interest and an effective 98% economic interest in us, exclusive of our general partner’s incentive distribution rights. Our general partner has an effective 2% interest in us, excluding its incentive distribution rights.

          As of June 30, 2008, our total common units consisted of 162,698,999 units held by third parties, 12,631,735 units held by Knight and its consolidated affiliates (excluding our general partner), and 1,724,000 units held by our general partner. As of December 31, 2007, our common unit total consisted of 155,864,661 units held by third parties, 12,631,735 units held by Knight and its consolidated affiliates (excluding our general partner) and 1,724,000 units held by our general partner.

          On both June 30, 2008 and December 31, 2007, all of our 5,313,400 Class B units were held by a wholly-owned subsidiary of Knight. The Class B units are similar to our common units except that they are not eligible for trading on the New York Stock Exchange. All of our Class B units were issued to a wholly-owned subsidiary of Knight in December 2000.

          On both June 30, 2008 and December 31, 2007, all of our i-units were held entirely by KMR. Our i-units are a separate class of limited partner interests in us and are not publicly traded. The number of i-units we distribute to KMR is based upon the amount of cash we distribute to the owners of our common units. When cash is paid to the holders of our common units, we issue additional i-units to KMR. The fraction of an i-unit paid per i-unit owned by KMR will have a value based on the cash payment on the common unit. Based on the preceding, KMR received a distribution of 1,305,429 i-units from us on May 15, 2008, based on the $0.96 per unit distributed to our common unitholders on that date.

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

          Incentive distributions allocated to our general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. Our distribution of $0.96 per unit paid on May 15, 2008 for the first quarter of 2008 required an incentive distribution to our general partner of $185.8 million. Our distribution of $0.83 per unit paid on May 15, 2007 for the first quarter of 2007 resulted in an incentive distribution payment to our general partner in the amount of $138.8 million. The increased incentive distribution to our general partner paid for the first and second quarter of 2008 over the incentive distribution paid for the first and second quarter of 2007 reflects the increase in the amount distributed per unit as well as the issuance of additional units.

          Our declared distribution for the second quarter of 2008 of $0.99 per unit will result in an incentive distribution to our general partner of $194.2 million. This compares to our distribution of $0.85 per unit and incentive distribution to our general partner of $147.6 million for the second quarter of 2007.

9. Comprehensive Income

          Comprehensive income is the change in our Partners’ Capital that results from periodic revenues, expenses, gains and losses, as well as any other recognized changes that occur for reasons other than investments by and distributions to our partners. The difference between our comprehensive income and our net income represents our other comprehensive income.

          For each of the three and six month periods ended June 30, 2008 and 2007, the components of our other comprehensive included (i) unrealized gains or losses on energy commodity derivative contracts utilized for hedging purposes; (ii) foreign currency translation adjustments; and (iii) unrealized gains or losses related to changes in pension and other post-retirement benefit plan liabilities.

          Our total comprehensive income (loss) was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Net Income:	$362.2	$232.7	$708.9	$83.2

Other comprehensive income (loss):
Change in fair value of derivative contracts utilized for hedging purposes	(1,648.7)	(125.9)	(2,051.5)	(226.9)
Reclassification of change in fair value of derivative contracts to net income	261.8	95.7	422.6	164.1
Foreign currency translation adjustments	11.2	45.1	(43.4)	51.7
Adjustments to pension and other post-retirement benefit plan actuarial gains/losses; and reclassifications of pension and other post-retirement benefit plan actuarial gains/losses, transition obligations and prior service costs/credits to net income, net of tax	(0.1)	(0.3)	3.4	1.1

Total other comprehensive income (loss)	(1,375.8)	14.6	(1,668.9)	(10.0)

Comprehensive income (loss)	$(1,013.6)	$247.3	$(960.0)	$73.2

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

          Discontinuance of Hedge Accounting

          Effective at the beginning of the second quarter of 2008, we determined that the derivative contracts of our Casper and Douglas gas processing operations that previously had been designated as cash flow hedges for accounting purposes no longer met the hedged item shared risk exposure requirement and hedge effectiveness assessment as required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Consequently, we discontinued hedge accounting treatment for these relationships (primarily crude oil hedges of heavy natural gas liquids sales) for financial reporting purposes at that time.

          Pursuant to the provisions of SFAS No. 133, if a derivative contract accounted for as a cash flow hedge is discontinued because it is probable that the original forecasted transaction will not occur, any gains and losses on the derivative contracts that are included in accumulated other comprehensive income (an equity account) would be recognized immediately in net income; however, when the variability of future cash flows of the hedged item will occur as expected (as future transactions), gains and losses that are accumulated in other comprehensive income are not affected. The reason for continuing the deferral of the derivative gains and losses is that the risk of the variability of future cash flows of the hedged item is not eliminated when the cash flow hedge is discontinued.

          Accordingly, since the forecasted sales of natural gas liquids volumes (the hedged item) are still expected to occur, all of our accumulated gains and losses through March 31, 2008 on the related derivative contracts remained in our accumulated other comprehensive income balance, and these gains and losses will not be reclassified into our earnings until the physical transaction occurs (similar to our accounting before our de-designation of these derivative contracts as hedge instruments). We did, however, recognize an incremental expense of $13.1 million in the second quarter of 2008 related to our Casper and Douglas processing operations, due to the fact that we had discontinued hedge accounting for these derivatives as of March 31, 2008 and accordingly were required to immediately recognize the unfavorable differential between (i) the delivery location, commodity and pricing specifications of the derivative contracts; and (ii) the delivery location, commodity and pricing specifications of our previously forecasted natural gas liquids sales.

          Hedging effectiveness and ineffectiveness

          Reflecting the portion of changes in the value of derivative contracts that were not effective in offsetting underlying changes in expected cash flows (the ineffective portion of hedges), we recognized a loss of $2.4 million during the first quarter of 2008, but no gains or losses from ineffective hedging during the second quarter of 2008. For the three and six months ended June 30, 2007, we recognized ineffective hedging gains of $0.3 million and $0.9 million, respectively. These recognized gains and losses resulting from hedge ineffectiveness are reported within the captions “Natural gas sales,” “Gas purchases and other costs of sales,” and “Product sales and other” in our accompanying consolidated statements of income, and for each of the first six months of 2008 and 2007, we did not exclude any component of the derivative contracts’ gain or loss from the assessment of hedge effectiveness. Additionally, basis swaps may also be used in connection with another derivative to reduce hedge ineffectiveness by reducing a basis difference between a hedged exposure and a derivative.

          Furthermore, during the three and six month periods ended June 30, 2008, we reclassified $261.8 million and $422.6 million, respectively, of “Accumulated other comprehensive loss” into earnings, and for the same comparable periods last year, we reclassified $95.7 million and $164.1 million, respectively into earnings. Included in the first quarter of 2007 is approximately $0.1 million resulting from the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period or within an additional two-month period of time thereafter. All remaining amounts reclassified into net income during the first half of both years resulted from the hedged forecasted transactions actually affecting earnings (for example, when the forecasted sales and purchases actually occurred). The proceeds or payments resulting from the settlement of cash flow hedges are reflected in the operating section of our statement of cash flows as changes to net income and working capital.

          Our consolidated “Accumulated other comprehensive loss” balance was $2,945.5 million as of June 30, 2008, and $1,276.6 million as of December 31, 2007. These consolidated totals included “Accumulated other comprehensive loss” amounts associated with commodity price risk management activities of $3,006.2 million as of June 30, 2008 and $1,377.2 million as of December 31, 2007. Approximately $1,091.8 million of the total amount associated with our commodity price risk management activities as of June 30, 2008 is expected to be reclassified into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur).

          Fair Value of Energy Commodity Derivative Contracts

          The fair values of our energy commodity derivative contracts are included in our accompanying consolidated balance sheets within “Other current assets,” “Deferred charges and other assets,” “Accrued other current liabilities,” and “Other long-term liabilities and deferred credits.” The following table summarizes the fair values of our energy commodity derivative contracts associated with our commodity price risk management activities and included on our accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007 (in millions):

	June 30, 2008	December 31, 2007

Derivatives-net asset/(liability)
Other current assets	$77.7	$37.0
Deferred charges and other assets	37.3	4.4
Accrued other current liabilities	(1,191.4)	(593.9)
Other long-term liabilities and deferred credits	$(1,974.5)	$(836.8)

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

          As of June 30, 2008 and December 31, 2007, we had three outstanding letters of credit totaling $620.0 million and $298.0 million, respectively, in support of our hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil. Additionally, as of June 30, 2008 and December 31, 2007, we had cash margin deposits associated with our commodity contract positions and over-the-counter swap partners totaling $275.0 million and $67.9 million, respectively, and we reported these amounts as “Restricted deposits” in our accompanying consolidated balance sheets.

          Additional information on the fair value measurements of our energy commodity derivative contracts is included below in “—SFAS No. 157.”

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

          As of December 31, 2007, we were a party to interest rate swap agreements with a total notional principal amount of $2.3 billion. On February 12, 2008, following our issuance of $600 million of 5.95% senior notes on that date, we entered into two additional fixed-to-floating interest rate swap agreements having a combined notional principal amount of $500 million; and on June 6, 2008, following our issuance of $700 million in principal amount of senior notes in two separate series on that date (discussed in Note 7), we entered into two additional fixed-to-floating interest rate swap agreements having a combined notional principal amount of $700 million.

          Therefore, as of June 30, 2008, we had a combined notional principal amount of$3.5 billion of fixed-to-floating interest rate swap agreements effectively converting the interest expense associated with certain series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread. All of our swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of June 30, 2008, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through January 15, 2038.

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

          Fair Value of Interest Rate Swap Agreements

          The differences between the fair value and the original carrying value associated with our interest rate swap agreements, that is, the derivative contracts’ changes in fair value, are included within “Deferred charges and other assets” and “Other long-term liabilities and deferred credits” in our accompanying consolidated balance sheets. The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Value of interest rate swaps” on our accompanying consolidated balance sheets, which also includes any unamortized portion of proceeds received from the early termination of interest rate swap agreements. As of June 30, 2008, this unamortized premium totaled $14.0 million.

          The following table summarizes the net fair value of our interest rate swap agreements associated with our interest rate risk management activities and included on our accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007 (in millions):

	June 30, 2008	December 31, 2007

Derivatives-net asset/(liability)
Deferred charges and other assets	$158.9	$138.0
Other long-term liabilities and deferred credits	(30.0)	—

Net fair value of interest rate swaps	$128.9	$138.0

          Furthermore, we are exposed to credit related losses in the event of nonperformance by counterparties to our interest rate swap agreements, and while we enter into derivative contracts primarily with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk. As of June 30, 2008,all of our interest rate swap agreements were with counterparties with investment grade credit ratings.

          Additional information on the fair value measurements of our interest rate swap agreements is included below in “—SFAS No. 157.”

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

          Derivative contracts can be exchange-traded or over-the-counter, referred to in this report as OTC. Exchange-traded derivative contracts typically fall within Level 1 of the fair value hierarchy if they are traded in an active market. We value exchange-traded derivative contracts using quoted market prices for identical securities.

          OTC derivative contracts are valued using models utilizing a variety of inputs including contractual terms; commodity, interest rate and foreign currency curves; and measures of volatility. The selection of a particular model and particular inputs to value an OTC derivative contract depends upon the contractual terms of the instrument as well as the availability of pricing information in the market. We use similar models to value similar instruments. For OTC derivative contracts that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. Such contracts are typically classified within Level 2 of the fair value hierarchy.

          Certain OTC derivative contracts trade in less liquid markets with limited pricing information, and the determination of fair value for these derivative contracts is inherently more difficult. Such contracts are classified within Level 3 of the fair value hierarchy. The valuations of these less liquid OTC derivative contracts are typically impacted by Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Use of a different valuation model or different valuation input values could produce a significantly different estimate of fair value. However, derivative contracts valued using inputs unobservable in active markets are generally not material to our financial statements.

          When appropriate, valuations are adjusted for various factors including credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

          The following tables summarize the fair value measurements of our (i) energy commodity derivative contracts; and (ii) interest rate swap agreements as of June 30, 2008, based on the three levels established by SFAS No. 157, and does not include cash margin deposits, which are reported as “Restricted deposits” in our accompanying consolidated balance sheets (in millions):

	Asset Fair Value Measurements as of June 30, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Energy commodity derivative contracts (a)	$115.0	$—	$79.1	$35.9

Interest rate swap agreements	158.9	—	158.9	—

	Liability Fair Value Measurements as of June 30, 2008 Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
	Total	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Energy commodity derivative contracts (b)	$(3,165.9)	$(6.7)	$(2,890.3)	$(268.9)

Interest rate swap agreements	(30.0)	—	(30.0)	—

(a)	Level 2 consists primarily of OTC West Texas Intermediate hedges. Level 3 consists primarily of West Texas Sour hedges and West Texas Intermediate options.

(b)

Level 1 consists primarily of NYMEX Natural Gas futures. Level 2 consists primarily of OTC West Texas Intermediate hedges. Level 3 consists primarily of West Texas Sour hedges and West Texas Intermediate options.

          The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for the three and six months ended June 30, 2008 (in millions):

Significant Unobservable Inputs (Level 3)

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

Derivatives-net asset/(liability)
Beginning of Period	$(123.8)	$(100.3)
Realized and unrealized net losses	(141.5)	(186.3)
Purchases and settlements	32.3	53.6
Transfers in (out) of Level 3	—	—

End of Period	(233.0)	(233.0)

Change in unrealized net losses relating to contracts still held as of June 30, 2008	$(123.1)	$(160.8)

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

          For a more complete discussion of our risk management activities, see Note 14 to our consolidated financial statements included in our 2007 Form 10-K.

11. Reportable Segments

          We divide our operations into five reportable business segments:

          ▪ Products Pipelines;

          ▪ Natural Gas Pipelines;

          ▪ CO2;

          ▪ Terminals; and

          ▪ Trans Mountain.

          We evaluate performance principally based on each segments’ earnings before depreciation, depletion and amortization, which excludes general and administrative expenses, third-party debt costs and interest expense, unallocable interest income and minority interest but net of income tax expense. Our reportable segments are strategic business units that offer different products and services. Each segment is managed separately because each segment involves different products and marketing strategies.

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

          As discussed in Note 2, due to the October 2007 sale of our North System, an approximate 1,600-mile interstate common carrier pipeline system whose operating results were included as part of our Products Pipelines business segment, we accounted for the North System business as a discontinued operation. Consistent with the management approach of identifying and reporting discrete financial information on operating segments, we have included the North System’s financial results within our Products Pipelines business segment disclosures presented in this report for the first six months of 2007 and, as prescribed by SFAS No. 131, we have reconciled the total of our reportable segment’s financial results to our consolidated financial results by separately identifying, in the following pages where applicable, the North System amounts as discontinued operations.

          Financial information by segment follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Revenues
Products Pipelines
Revenues from external customers	$198.6	$215.1	$396.9	$425.4
Intersegment revenues	—	—	—	—
Natural Gas Pipelines
Revenues from external customers	2,644.7	1,693.1	4,557.2	3,228.5
Intersegment revenues	—	—	—	—
CO2
Revenues from external customers	308.6	199.5	595.0	391.1
Intersegment revenues	—	—	—	—
Terminals
Revenues from external customers	300.4	228.8	580.4	443.7
Intersegment revenues	0.3	0.2	0.5	0.4
Trans Mountain
Revenues from external customers	43.4	43.3	86.5	76.1
Intersegment revenues	—	—	—	—

Total segment revenues	3,496.0	2,380.0	6,216.5	4,565.2
Less: Total intersegment revenues	(0.3)	(0.2)	(0.5)	(0.4)

	3,495.7	2,379.8	6,216.0	4,564.8
Less: Discontinued operations	—	(13.4)	—	(26.7)

Total consolidated revenues	$3,495.7	$2,366.4	$6,216.0	$4,538.1

Operating expenses(a)
Products Pipelines	$68.5	$77.8	$130.9	$150.2
Natural Gas Pipelines	2,515.6	1,555.4	4,260.7	2,961.1
CO2	96.6	76.2	187.3	146.8
Terminals	156.0	117.1	308.8	232.9
Trans Mountain	17.0	16.0	32.7	27.9

Total segment operating expenses	2,853.7	1,842.5	4,920.4	3,518.9
Less: Total intersegment operating expenses	(0.3)	(0.2)	(0.5)	(0.4)

	2,853.4	1,842.3	4,919.9	3,518.5
Less: Discontinued operations	—	(6.2)	—	(10.7)

Total consolidated operating expenses	$2,853.4	$1,836.1	$4,919.9	$3,507.8

Other expense (income)
Products Pipelines	$(0.6)	$(2.8)	$(1.0)	$(2.3)
Natural Gas Pipelines	(2.7)	(2.7)	(2.7)	(2.7)
CO2	—	—	—	—
Terminals	0.2	(1.7)	(0.4)	(4.4)
Trans Mountain(b)	—	—	—	377.1

Total segment other expense (income)	(3.1)	(7.2)	(4.1)	367.7
Less: Discontinued operations	0.8	—	1.3	—

Total consolidated other expense (income)	$(2.3)	$(7.2)	$(2.8)	$367.7

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Depreciation, depletion and amortization
Products Pipelines	$22.3	$22.2	$44.5	$44.8
Natural Gas Pipelines	16.8	16.2	33.5	32.2
CO2	88.1	71.2	170.7	140.1
Terminals	30.8	21.2	59.9	41.7
Trans Mountain	7.6	5.0	15.1	9.7

Total segment depreciation, depletion and amortization	165.6	135.8	323.7	268.5
Less: Discontinued operations	—	(2.3)	—	(4.7)

Total consol. depreciation, depletion and amortization	$165.6	$133.5	$323.7	$263.8

Earnings from equity investments
Products Pipelines	$8.7	$9.0	$16.2	$16.4
Natural Gas Pipelines	31.3	3.8	54.8	10.2
CO2	5.5	5.0	11.1	10.2
Terminals	0.7	—	1.7	—
Trans Mountain	—	—	0.1	—

Total segment earnings from equity investments	46.2	17.8	83.9	36.8
Less: Discontinued operations	—	(0.5)	—	(1.2)

Total consolidated equity earnings	$46.2	$17.3	$83.9	$35.6

Amortization of excess cost of equity investments
Products Pipelines	$0.9	$0.8	$1.7	$1.6
Natural Gas Pipelines	0.1	0.2	0.2	0.3
CO2	0.5	0.5	1.0	1.0
Terminals	—	—	—	—
Trans Mountain	—	—	—	—

Total segment amortization of excess cost of investments	1.5	1.5	2.9	2.9
Less: Discontinued operations	—	—	—	—

Total consol. amortization of excess cost of investments	$1.5	$1.5	$2.9	$2.9

Interest income
Products Pipelines	$1.1	$1.1	$2.1	$2.2
Natural Gas Pipelines	—	—	—	—
CO2	—	—	—	—
Terminals	—	—	—	—
Trans Mountain	—	—	—	—

Total segment interest income	1.1	1.1	2.1	2.2
Unallocated interest income	0.1	0.3	0.4	0.5

Total consolidated interest income	$1.2	$1.4	$2.5	$2.7

Other, net – income (expense)
Products Pipelines	$0.2	$3.0	$(0.3)	$3.1
Natural Gas Pipelines	17.7	0.2	17.9	0.2
CO2	—	—	(0.2)	—
Terminals	1.4	—	2.7	—
Trans Mountain	4.0	0.6	6.1	1.1

Total segment other, net – income (expense)	23.3	3.8	26.2	4.4
Less: Discontinued operations	—	—	—	—

Total consolidated other, net – income (expense)	$23.3	$3.8	$26.2	$4.4

Income tax benefit (expense)
Products Pipelines	$(3.1)	$(5.6)	$(6.7)	$(8.4)
Natural Gas Pipelines	1.7	0.2	(1.2)	(1.2)
CO2	(0.9)	0.6	(2.2)	(0.2)
Terminals	(6.2)	(3.5)	(10.7)	(5.0)
Trans Mountain	3.0	1.7	3.6	(0.8)

Total segment income tax benefit (expense)	(5.5)	(6.6)	(17.2)	(15.6)
Unallocated income tax benefit (expense)	(4.4)	—	(4.4)	—

Total consolidated income tax benefit (expense)	$(9.9)	$(6.6)	$(21.6)	$(15.6)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(c)
Products Pipelines	$137.6	$147.6	$278.3	$290.8
Natural Gas Pipelines	182.5	144.6	370.7	279.3
CO2	216.6	128.9	416.4	254.3
Terminals	140.4	110.1	266.2	210.6
Trans Mountain	33.4	29.6	63.6	(328.6)

Total segment earnings before DD&A	710.5	560.8	1,395.2	706.4
Total segment depreciation, depletion and amortization	(165.6)	(135.8)	(323.7)	(268.5)
Total segment amortization of excess cost of investments	(1.5)	(1.5)	(2.9)	(2.9)
Interest and corporate administrative expenses(d)	(181.2)	(190.8)	(359.7)	(351.8)

Total consolidated net income	$362.2	$232.7	$708.9	$83.2

Capital expenditures
Products Pipelines	$63.5	$66.5	$120.8	$102.8
Natural Gas Pipelines	229.1	72.2	416.8	99.1
CO2	153.4	72.1	248.4	161.7
Terminals	94.6	119.2	240.6	211.8
Trans Mountain	93.9	64.7	236.0	115.0

Total consolidated capital expenditures(e)	$634.5	$394.7	$1,262.6	$690.4

	June 30, 2008	December 31, 2007

Assets
Products Pipelines	$4,110.8	$4,045.0
Natural Gas Pipelines	5,454.3	4,347.3
CO2	2,238.0	2,004.5
Terminals	3,210.3	3,036.4
Trans Mountain	1,577.7	1,440.8

Total segment assets	16,591.1	14,874.0
Corporate assets(f)	557.9	303.8

Total consolidated assets	$17,149.0	$15,177.8

(a)	Includes natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.

(b)	Six month 2007 amount represents an expense of $377.1 million attributable to a goodwill impairment charge recognized by Knight, as discussed in Notes 2 and 6.

(c)	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).

(d)

Includes unallocated interest income and income tax expense, interest and debt expense, general and administrative expenses (including unallocated litigation and environmental expenses) and minority interest expense.

(e)

Sustaining capital expenditures, including our share of Rockies Express’ sustaining capital expenditures, totaled $46.9 million for the second quarter of 2008, $36.4 million for the second quarter of 2007, $76.8 million for the first six months of 2008 and $63.2 million for the first six months of 2007. These listed amounts do not include sustaining capital expenditures for Trans Mountain for any periods prior to our acquisition date of April 30, 2007. Sustaining capital expenditures are defined as capital expenditures which do not increase the capacity of an asset.

(f)	Includes cash and cash equivalents, margin and restricted deposits, certain unallocable deferred charges, and risk management assets related to the fair value of interest rate swaps.

          We do not attribute interest and debt expense to any of our reportable business segments. For the three months ended June 30, 2008 and 2007, we reported total consolidated interest expense of $100.0 million and $98.5 million, respectively. For the six months ended June 30, 2008 and 2007, we reported total consolidated interest expense of $198.0 million and $190.6 million, respectively.

          Following is geographic information regarding the revenues and long-lived assets of our business segments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Revenues from external customers
United States	$3,429.4	$2,309.4	$6,087.1	$4,439.7
Canada	60.7	52.4	117.9	89.0
Mexico and other(a)	5.6	4.6	11.0	9.4

Total consolidated revenues from external customers	$3,495.7	$2,366.4	$6,216.0	$4,538.1

	June 30, 2008	December 31, 2007

Long-lived assets(b)
United States	$12,093.6	$11,054.3
Canada	1,603.0	1,420.0
Mexico and other(a)	89.1	89.5

Total consolidated long-lived assets	$13,785.7	$12,563.8

(a)	Includes operations in Mexico and the Netherlands.

(b)	Long-lived assets exclude (i) goodwill; (ii) other intangibles, net; and (iii) long-term note receivables from related parties.

12. Pensions and Other Post-Retirement Benefits

          Due to our acquisition of Trans Mountain (see Note 2), Kinder Morgan Canada Inc. and Trans Mountain Pipeline Inc. (as general partner of Trans Mountain Pipeline L.P.) are sponsors of pension and other post-retirement benefit plans for eligible Trans Mountain employees. The plans include registered defined benefit pension plans, supplemental unfunded arrangements, which provide pension benefits in excess of statutory limits, and defined contributory plans. We also provide post-retirement benefits other than pensions for retired employees. Our combined net periodic benefit costs for these Trans Mountain pension and post-retirement benefit plans for the first six months of 2008 and 2007 were approximately $1.5 million and $1.6 million, respectively. As of June 30, 2008, we estimate our overall net periodic pension and post-retirement benefit costs for these plans for the year 2008 will be approximately $3.1 million, recognized ratably over the year, although this estimate could change if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities. We expect to contribute approximately $2.6 million to these benefit plans in 2008.

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

          As of June 30, 2008, we estimate no overall net periodic post-retirement benefit cost for the SFPP post-retirement benefit plan for the year 2008; however, this estimate could change if a future significant event would require a remeasurement of liabilities. For the first six months of 2007, our net periodic benefit cost for the SFPP post-retirement benefit plan was a credit of approximately $0.1 million. The credit resulted in increases to income, largely due to amortizations of an actuarial gain and a negative prior service cost. In addition, we expect to contribute approximately $0.4 million to this post-retirement benefit plan in 2008.

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

13. Related Party Transactions

          Plantation Pipe Line Company Note Receivable

          We have a seven-year note receivable bearing interest at the rate of 4.72% per annum from Plantation Pipe Line Company, our 51.17%-owned equity investee. The outstanding note receivable balance was $88.5 million as of June 30, 2008, and $89.7 million as of December 31, 2007. Of these amounts, $2.5 million and $2.4 million were included within “Accounts, notes and interest receivable, net—Related parties,” as of June 30, 2008 and December 31, 2007, respectively, and the remainder was included within “Notes receivable—Related parties” at each reporting date.

          Knight Asset Contributions

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

          Knight Note Receivable

          As of June 30, 2008 and December 31, 2007, an affiliate of Knight owed to us a long-term note with a principal amount of $0.3 million and $0.6 million, respectively, and we included this balance within “Notes receivable—Related parties” on our consolidated balance sheet at each reporting date. This note currently has no fixed terms of repayment and is denominated in Canadian dollars. The above amounts represent the translated amounts included in our consolidated financial statements in U.S. dollars.

          Fair Value of Energy Commodity Derivative Contracts

          As a result of the May 2007 going-private transaction of Knight, as discussed in Note 1, a number of individuals and entities became significant investors in Knight. By virtue of the size of their ownership interest in Knight, two of those investors became “related parties” to us (as that term is defined in authoritative accounting literature): (i) American International Group, Inc., referred to in this report as AIG, and certain of its affiliates; and (ii) Goldman Sachs Capital Partners and certain of its affiliates.

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

          The following table summarizes the fair values of our energy commodity derivative contracts that are (i) associated with commodity price risk management activities with related parties; and (ii) included on our accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007 (in millions):

	June 30, 2008	December 31, 2007

Derivatives-net asset/(liability)
Deferred charges and other assets	$7.8	$—
Accrued other current liabilities	(566.7)	(239.8)
Other long-term liabilities and deferred credits	$(1,154.5)	$(386.5)

          Other

          Generally, KMR makes all decisions relating to the management and control of our business. Our general partner owns all of KMR’s voting securities and is its sole managing member. Knight, through its wholly owned and controlled subsidiary Kinder Morgan (Delaware), Inc., owns all the common stock of our general partner. Certain conflicts of interest could arise as a result of the relationships among KMR, our general partner, Knight and us; however, the audit committee of KMR’s board of directors will, at the request of KMR, review (and is one of the means for resolving) conflicts of interest that may arise between Knight or its subsidiaries, on the one hand, and us, on the other hand. For a more complete discussion of our related-party transactions, see Note 12 to our consolidated financial statements included in our Annual Report on 2007 Form 10-K.

14. Regulatory Matters

          The following updates the disclosure in Note 17 to our audited financial statements that were filed with our 2007 Form 10-K with respect to developments that occurred during the three months ended June 30, 2008.

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

          On March 21, 2008, as part of an effort to undertake a broader review of the existing Standards of Conduct, the FERC issued a new notice of proposed rulemaking revamping the Standards of Conduct in order to make compliance and enforcement easier, rather than issuing a Final Rule on the January 18 NOPR. The intent of this action is to return to the core principles of the original Standards of Conduct, which established a functional separation between transmission and merchant personnel for natural gas and electric transmission providers. The new NOPR is made up of three rules: independent functioning of transmission function employees from marketing function employees, the no-conduit rule prohibiting the passing and receipt of non-public transmission information, and the transparency rule to detect undue discrimination. Comments on the revised NOPR were filed by numerous parties on May 12, 2008.

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

          On March 21, 2008 the FERC issued a Final Rule regarding changes to the Form 2, 2-A and 3Q. The revisions were designed to enhance the forms’ usefulness by updating them to reflect current market and cost information relevant to interstate pipelines and their customers. The rule is effective January 1, 2008 with the filing of the revised Form 3-Q beginning with the first quarter of 2009. The revised Form 2 and 2-A for calendar year 2008 material would be filed by April 30, 2009. On June 20, 2008, the FERC issued an Order Granting in Part and Denying in Part Rehearing and Granting Request for Clarification. No substantive changes were made to the March 21, 2008 Final Rule.

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

          Notice of Proposed Rulemaking – Promotion of a More Efficient Capacity Release Market

          On November 15, 2007, the FERC issued a notice of proposed rulemaking in Docket No. RM 08-1-000 regarding proposed modifications to its Part 284 regulations concerning the release of firm capacity by shippers on interstate natural gas pipelines. The FERC proposes to remove, on a permanent basis, the rate ceiling on capacity release transactions of one year or less. Additionally, the FERC proposes to exempt capacity releases made as part of an asset management arrangement from the prohibition on tying and from the bidding requirements of section 284.8. Initial comments were filed by numerous parties on January 25, 2008. On June 19, 2008, the FERC issued a final rule regarding changes to the capacity release program. The FERC permitted market based pricing for short-term capacity releases of a year or less. Long-term capacity releases and the pipeline’s sale of its own capacity remains subject to a price cap. The ruling would facilitate asset management arrangements by relaxing the FERC’s prohibitions on tying and on its bidding requirements for certain capacity releases. The FERC further clarified that its prohibition on tying does not apply to conditions associated with gas inventory held in storage for releases for firm storage capacity. Finally, the FERC waived the prohibition on tying and bidding requirements for capacity releases made as part of state-approved retail open access programs. The final rule became effective on July 30, 2008.

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

          On December 26, 2007, the FERC issued Order No. 704 in this docket implementing only the annual reporting provisions of the NOPR with minimal changes to the original proposal. The order became effective February 4, 2008. The initial report is due May 1, 2009 for calendar year 2008. Subsequent reports are due by May 1 of each year for the previous calendar year. Order 704 will require most, if not all Kinder Morgan natural gas pipelines to report annual volumes of relevant transactions to the FERC. Technical workshops were held on April 22, 2008 and May 19, 2008.

          FERC Equity Return Allowance

          On April 17, 2008, the FERC adopted a new policy under Docket No. PL07-2-000 that will allow master limited partnerships to be included in proxy groups for the purpose of determining rates of return for both interstate natural gas and oil pipelines. Additionally, the policy statement concluded that (i) there should be no cap on the level of distributions included in the FERC’s current discounted cash flow methodology; (ii) the Institutional Brokers Estimated System forecasts should remain the basis for the short-term growth forecast used in the discounted cash flow calculation; (iii) there should be an adjustment to the long-term growth rate used to calculate the equity cost of capital for a master limited partnership, specifically the long term growth rate would be set at 50% of the gross domestic product; and (iv) there should be no modification to the current respective two-thirds and one-third weightings of the short-term and long-term growth factors. Additionally, the FERC decided not to explore other methods for determining a pipeline’s equity cost of capital at this time. The policy statement will govern all future gas and oil rate proceedings involving the establishment of a return on equity, as well as those cases that are currently pending before either the FERC or an administrative law judge. On May 19, 2008, an application for rehearing was filed by The American Public Gas Association. On June 13, 2008, the FERC dismissed the request for rehearing.

          Notice of Proposed RuleMaking - Rural Onshore Low Stress Hazardous Liquids Pipelines

          On September 6, 2006, the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration, referred to in this report as the PHMSA, published a notice of proposed rulemaking (PHMSA 71 FR 52504) that proposed to extend certain threat-focused pipeline safety regulations to rural onshore low-stress hazardous liquid pipelines within a prescribed buffer of previously defined U.S. states. Low-stress hazardous liquid pipelines, except those in populated areas or that cross commercially navigable waterways, have not been subject to the safety regulations in PHMSA 49 C.F.R. Part 195.1. According to the PHMSA, unusually sensitive areas are areas requiring extra protection because of the presence of sole-source drinking water resources, endangered species, or other ecological resources that could be adversely affected by accidents or leaks occurring on hazardous liquid pipelines.

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

          On August 9, 2005, the FERC approved the application of Rockies Express Pipeline LLC, formerly known as Entrega Gas Pipeline LLC, to construct 327 miles of pipeline facilities in two phases. For phase I (consisting of two pipeline segments), Rockies Express was granted authorization to construct and operate approximately 136 miles of pipeline extending northward from the Meeker Hub, located at the northern end of our TransColorado pipeline system in Rio Blanco County, Colorado, to the Wamsutter Hub in Sweetwater County, Wyoming (segment 1), and then construct approximately 191 miles of pipeline eastward to the Cheyenne Hub in Weld County, Colorado (segment 2). Construction of segments 1 and 2 has been completed, with interim service commencing on segment 1 on February 24, 2006, and full in-service of both segments on February 14, 2007. For phase II, Rockies Express was authorized to construct three compressor stations referred to as the Meeker, Big Hole and Wamsutter compressor stations. The Meeker and Wamsutter stations went into service in January 2008. Construction of the Big Hole compressor station has commenced with an expected in-service date of June 30, 2009.

          Rockies Express Pipeline-West Project

          On April 19, 2007, the FERC issued a final order approving the Rockies Express application for authorization to construct and operate certain facilities comprising its proposed “Rockies Express-West Project.” This project is the first planned segment extension of the Rockies Express’ currently certificated facilities, and is comprised of approximately 713 miles of 42-inch diameter pipeline extending from the Cheyenne Hub to an interconnection with

Panhandle Eastern Pipe Line located in Audrain County, Missouri. The project also includes certain improvements to existing Rockies Express facilities located to the west of the Cheyenne Hub. Construction on Rockies Express-West commenced on May 21, 2007, and interim service for up to 1.4 billion cubic feet per day of natural gas on the segment’s first 503 miles of pipe began on January 12, 2008. The project commenced deliveries to Panhandle Eastern Pipe Line at Audrain County, Missouri on the remaining 210 miles of pipe on May 20, 2008. The Rockies Express West pipeline segment transports approximately 1.5 million cubic feet per day of natural gas across five states: Wyoming, Colorado, Nebraska, Kansas and Missouri.

          Rockies Express expects to conduct further hydrostatic testing of portions of its system during September 2008 to satisfy U.S. Department of Transportation testing requirements to operate at its targeted higher operating pressure. This hydrostatic test will result in the temporary outage of pipeline delivery points and an overall reduction of firm capacity available to firm shippers. By the terms of the Rockies Express FERC Gas Tariff, firm shippers are entitled to daily reservation revenue credits for non-force majeure and planned maintenance outages; however, we believe any revenue credits resulting from the temporary pipeline outage will not have a material adverse impact on our business, cash flows, financial position or results of operations.

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

          By order issued May 30, 2008, the FERC authorized the certificate to construct the Rockies Express Pipeline-East Project. Construction commenced on the Rockies Express-East pipeline on June 26, 2008. Subject to receipt of regulatory approvals, the project is expected to begin interim service to the Lebanon Hub in Warren County, Ohio by December 31, 2008, and be fully operational in the third quarter of 2009. We are overseeing construction of the project and we will operate the pipeline.

          Current market conditions for consumables, labor and construction equipment along with certain provisions in the final Environmental Impact Study have resulted in increased costs for the project and have impacted certain projected completion dates. For example, our current estimate of total construction costs on the Rockies Express Pipeline is approximately $5.6 billion (consistent with our July 16, 2008 second quarter earnings press release), and we now expect that interim service on the East Project will begin by year-end to the Lebanon Hub, as opposed to our initial projection of Clarington, Ohio.

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

          Kinder Morgan Interstate Gas Transmission Pipeline

          On August 6, 2007, Kinder Morgan Interstate Gas Transmission Pipeline, referred to in this report as KMIGT, filed, in FERC Docket CP07-430, for regulatory approval to construct and operate a 41-mile, $30 million natural gas pipeline, referred to in this report as the Colorado Lateral, from the Cheyenne Hub to markets in and around Greeley, Colorado. When completed, the Colorado Lateral will provide firm transportation of up to 55 million cubic feet per day to a local utility under long-term contract. The FERC issued a draft environmental assessment on the project on January 11, 2008, and comments on the project were received February 11, 2008. On February 21, 2008, the FERC granted the certificate application. On July 8, 2008, in response to a rehearing request by Public Service Company of Colorado, referred to in this report as PSCo, the FERC granted rehearing and denied KMIGT recovery in initial transportation rates $6.2 million in costs associated with non-jurisdictional laterals constructed by KMIGT to serve Atmos. The recourse rate adjustment is not expected to have any material effect on the negotiated rate paid by Atmos to KMIGT or the economics of the project. On July 25, 2008, KMIGT filed an amendment to its certificate application, seeking authorization to revise its initial rates for transportation service on the Colorado Lateral to reflect updated construction costs for jurisdictional mainline facilities.

          PSCo, a competitor serving markets off the Colorado Lateral, also filed a complaint before the State of Colorado Public Utilities Commission against Atmos, the anchor shipper on the project. The Colorado Public Utilities Commission conducted a hearing on April 14, 2008 on the complaint, which is pending a ruling. On June 9, 2008, PSCo also filed before the Colorado Public Utilities Commission seeking a temporary cease and desist order to halt construction of the lateral facilities being constructed by KMIGT to serve

Atmos. Atmos filed a response to that motion on June 24, 2008. By order dated June 27, 2008 an administrative law judge for the Colorado Public Utilities Commission denied PSCo’s request for cease and desist. The Colorado Lateral facilities are currently planned to be in service by October 1, 2008.

          On December 21, 2007, KMIGT filed, in Docket CP 08-44, for approval to expand its system in Nebraska to serve incremental ethanol and industrial load. No protests to the application were filed and the project was approved by the FERC. Construction commenced on April 9, 2008. These facilities are currently planned to be in service by October 1, 2008.

          Kinder Morgan Louisiana Pipeline

          On September 8, 2006, in FERC Docket No. CP06-449-000, we filed an application with the FERC requesting approval to construct and operate our Kinder Morgan Louisiana Pipeline. The natural gas pipeline will extend approximately 135 miles from Cheniere’s Sabine Pass liquefied natural gas terminal in Cameron Parish, Louisiana, to various delivery points in Louisiana and will provide interconnects with many other natural gas pipelines, including Natural Gas Pipeline Company of America LLC. The project is supported by fully subscribed capacity and long-term customer commitments with Chevron and Total. The entire project cost is approximately $594 million, and it is expected to be in service by April 1, 2009.

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

          On July 11, 2008, Kinder Morgan Louisiana Pipeline filed an amendment to its certificate application, seeking authorization to revise its initial rates for transportation service on the Kinder Morgan Louisiana Pipeline system to reflect updated construction costs for the project.

          Midcontinent Express Pipeline

          On October 9, 2007, in Docket No. CP08-6-000, Midcontinent Express Pipeline LLC filed an application with the FERC requesting a certificate of public convenience and necessity that would authorize construction and operation of the approximate 500-mile Midcontinent Express Pipeline natural gas transmission system.

          The Midcontinent Express Pipeline will create long-haul, firm transportation takeaway capacity either directly or indirectly connected to natural gas producing regions located in Texas, Oklahoma and Arkansas. The pipeline will originate in southeastern Oklahoma and traverse east through Texas, Louisiana, Mississippi, and terminate at an interconnection with the Transco Pipeline near Butler, Alabama. The Midcontinent Express Pipeline is a 50/50 joint venture between us and Energy Transfer Partners, L.P., and it has a total capital cost of approximately $1.45 billion (consistent with our July 16, 2008 second quarter earnings press release). Initial design capacity for the pipeline was 1.5 billion cubic feet of natural gas per day, which was fully subscribed with long-term binding commitments from creditworthy shippers. A successful binding open season was recently completed which will increase the main segment of the pipeline’s capacity to 1.8 billion cubic feet per day, subject to regulatory approval.

          On July 25, 2008, the FERC approved the application made by Midcontinent Express Pipeline to construct and operate the 500-mile Midcontinent Express Pipeline natural gas transmission system along with the lease of 272 million cubic feet of capacity on the Oklahoma intrastate system of Enogex Inc. Midcontinent Express Pipeline accepted the FERC Certificate on July 30, 2008. Construction of the pipeline is expected to commence in the September of 2008 and be in service by the second quarter of 2009.

          Kinder Morgan Liquid Terminals

          With regard of to six of our liquids terminals, we have undertaken a U.S. Department of Transportation compliance program for certain of our tanks and internal piping. We anticipate the program will call for an incremental $3 million to $5 million of annual capital spending over the next six to ten years to improve and/or add facilities. These improvements will allow the tanks and piping previously considered as in-plant piping to conduct DOT jurisdictional transfers of products.

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

          Our adoption of FIN No. 48 on January 1, 2007 did not result in a cumulative effect adjustment to “Partners’ Capital” on our consolidated balance sheet. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense, and as of January 1, 2007, we had $1.1 million of accrued interest and no accrued penalties. As of December 31, 2007 (i) we had$0.6 million of accrued interest and no accrued penalties; (ii) we believe it is reasonably possible that our liability for unrecognized tax benefits will decrease by approximately$1.2 million during the next twelve months; and (iii) we believe approximately$5.4 million of the total$6.3 million of unrecognized tax benefits on our consolidated balance sheet as of December 31, 2007 would affect our effective income tax rate in future periods in the event those unrecognized tax benefits were recognized. In addition, we have U.S. and state tax years open to examination for the periods2003 through 2007. As of June 30, 2008, there have been no material changes to our December 31, 2007 liability for unrecognized tax benefits, interest, penalties or to our estimated change in the liability during 2008.

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

          SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, discussed in Note 10 “—SFAS No. 157”, and SFAS No. 107 “Disclosures about Fair Value of Financial Instruments.”

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

          FASB Staff Position No. FAS 142-3

          On April 25, 2008, the FASB issued FASB Staff Position FAS 142-3 “ Determination of the Useful Life of Intangible Assets.” This Staff Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008 (January 1, 2009 for us), and interim periods within those fiscal years. Early adoption is prohibited. We are currently reviewing the effects of this Staff Position.

          SFAS No. 162

          On May 9, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles, referred to in this note as GAAP, for nongovernmental entities.

          Statement No. 162 establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Statement No. 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles,” and is only effective for nongovernmental entities. We do not expect the adoption of this Statement to have any effect on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report); and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our 2007 Form 10-K.

          In addition, as discussed in Note 2 to our consolidated financial statements included elsewhere in this report, our financial statements reflect:

▪ the April 30, 2007 transfer of Trans Mountain as if such transfer had taken place on January 1, 2006, the effective date of common control pursuant to generally accepted accounting principles. The financial information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the financial results of Trans Mountain for all periods subsequent to January 1, 2006; and

▪ the reclassifications necessary to reflect the results of our North System as discontinued operations. However, due to the fact that the sale of our North System does not change the structure of our internal organization in a manner that causes a change to our reportable business segments pursuant to the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have included the North System’s financial results within our Products Pipelines business segment disclosures presented in this report for the three and six months ended June 30, 2007.

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

          Further information about us and information regarding our accounting policies and estimates that we consider to be “critical” can be found in our 2007 Form 10-K. There have not been any significant changes in these policies and estimates during the six months ended June 30, 2008; however, during the second quarter of 2008, we changed the date of our annual goodwill impairment test date to May 31 of each year. This change constitutes a change in the method of applying an accounting principle, as discussed in paragraph 4 of SFAS No. 154, “Accounting Changes and Error Corrections.” For more information on this change, see Note 6 to our consolidated financial statements included elsewhere in this report.

Results of Operations

          Consolidated

	Three Months Ended June 30,		Earnings Increase/(decrease)

	2008	2007

	(In millions, except percentages)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines(b)	$137.6	$147.6	$(10.0)	(7)%
Natural Gas Pipelines(c)	182.5	144.6	37.9	26%
CO2	216.6	128.9	87.7	68%
Terminals	140.4	110.1	30.3	28%
Trans Mountain(d)	33.4	29.6	3.8	13%

Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	710.5	560.8	149.7	27%

Depreciation, depletion and amortization expense(e)	(165.6)	(135.8)	(29.8)	(22)%
Amortization of excess cost of equity investments	(1.5)	(1.5)	—	—
Interest and corporate administrative expenses(f)	(181.2)	(190.8)	9.6	5%

Net income	$362.2	$232.7	$129.5	56%

	Six Months Ended June 30,
			Earnings Increase/(decrease)
	2008	2007

	(In millions, except percentages)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines(g)	$278.3	$290.8	$(12.5)	(4)%
Natural Gas Pipelines(h)	370.7	279.3	91.4	33%
CO2	416.4	254.3	162.1	64%
Terminals(i)	266.2	210.6	55.6	26%
Trans Mountain(j)	63.6	(328.6)	392.2	119%

Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	1,395.2	706.4	688.8	98%

Depreciation, depletion and amortization expense(k)	(323.7)	(268.5)	(55.2)	(21)%
Amortization of excess cost of equity investments	(2.9)	(2.9)	—	—
Interest and corporate administrative expenses(l)	(359.7)	(351.8)	(7.9)	(2)%

Net income	$708.9	$83.2	$625.7	752%

(a)

Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other expense (income). Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses, and taxes, other than income taxes.

(b)

2008 amount includes a $0.8 million gain from the 2007 sale of our North System, and a $0.1 million increase in income resulting from unrealized foreign currency gains on long-term debt transactions. 2007 amount includes a $2.2 million increase in expense associated with environmental liability adjustments, and a $0.8 million increase in income resulting from unrealized foreign currency gains on long-term debt transactions.

(c)

2008 amount includes a $13.1 million increase in expense resulting from unrealized mark to market losses due to the discontinuance of hedge accounting at Casper Douglas, and a $13.0 million gain from the sale of our 25% equity ownership interest in Thunder Creek Gas Services, LLC.

(d)	2007 amount includes earnings of $9.0 million for a period prior to our acquisition date of April 30, 2007.

(e)	2007 amount includes Trans Mountain expenses of $1.6 million for a period prior to our acquisition date of April 30, 2007.

(f)

Includes unallocated interest income and income tax expense, interest and debt expense, general and administrative expenses (including unallocated litigation and environmental expenses) and minority interest expense. 2008 amount includes (i) a $1.4 million increase in non-cash compensation expense, allocated to us from Knight. We do not have any obligation, nor do we expect to pay any amounts related to this expense; and (ii) a $0.5 million increase in imputed interest expense related to our January 1, 2007 Cochin Pipeline acquisition. 2007 amount includes (i) a $21.2 million increase in non-cash compensation expense, allocated to us from Knight. Knight was responsible for the payment of this expense; (ii) a combined $1.4 million increase in expense, related to Trans Mountain interest and general and administrative expenses for a period prior to our acquisition date of April 30, 2007; (iii) a $1.1 million increase in expense for certain Trans Mountain acquisition costs; (iv) a $0.6 million increase in imputed interest expense related to our January 1, 2007 Cochin Pipeline acquisition; and (v) a total $0.2 million decrease in minority interest expense, related to the minority interest effect from all of the three month 2007 items previously listed in these footnotes.

(g)

2008 amount includes a $1.3 million gain from the 2007 sale of our North System, and a $0.7 million decrease in income resulting from unrealized foreign currency losses on long-term debt transactions. 2007 amount includes a $2.2 million increase in expense associated with environmental liability adjustments, and a $0.8 million increase in income resulting from unrealized foreign currency gains on long-term debt transactions.

(h)

2008 amount includes a $13.1 million increase in expense resulting from unrealized mark to market losses due to the discontinuance of hedge accounting at Casper Douglas, and a $13.0 million gain from the sale of our 25% equity ownership interest in Thunder Creek Gas Services, LLC. Beginning in the second quarter of 2008, our Casper and Douglas gas processing operations discontinued hedge accounting. 2007 amount includes an expense of $1.0 million reflecting our portion of a loss from the early extinguishment of debt by Red Cedar Gathering Company.

(i)	2007 amount includes an increase in income of $1.8 million from property casualty gains associated with the 2005 hurricane season.

(j)

2007 amount includes losses of $349.2 million for periods prior to our acquisition date of April 30, 2007. This amount includes a $377.1 million impairment expense, associated with a non-cash reduction in the carrying value of Trans Mountain’s goodwill.

(k)	2007 amount includes Trans Mountain expenses of $6.3 million for periods prior to our acquisition date of April 30, 2007.

(l)

2008 amount includes (i) a $2.8 million increase in non-cash compensation expense, allocated to us from Knight. We do not have any obligation, nor do we expect to pay any amounts related to this expense; and (ii) a $1.0 million increase in imputed interest expense related to our January 1, 2007 Cochin Pipeline acquisition. 2007 amount includes (i) a $23.4 million increase in non-cash compensation expense, allocated to us from Knight. We do not have any obligation, nor did we pay any amounts related to this expense; (ii) a combined $6.7 million increase in expense related to Trans Mountain interest and general and administrative expenses for periods prior to our acquisition date of April 30, 2007; (iii) a $1.7 million increase in insurance expense associated with the 2005 hurricane season; (iv) a $1.2 million increase in imputed interest expense related to our January 1, 2007 Cochin Pipeline acquisition; (v) a $1.1 million expense for certain Trans Mountain acquisition costs; and (vi) a total $3.5 million decrease in minority interest expense related to the minority interest effect from all of the six month 2007 items previously listed in these footnotes.

          Benefitting from higher revenues from crude oil, carbon dioxide, and natural gas plant products sales, improved margins from our Texas intrastate pipeline, the start-up of REX West, and incremental earnings from expanded bulk and liquids terminal operations, our consolidated net income for the quarterly period ended June 30, 2008 was $362.2 million ($0.65 per diluted limited partner unit), compared to $232.7 million ($0.36 per diluted limited partner unit) for the quarterly period ending June 30, 2007. The increase in quarterly net income in 2008 was tempered by such factors as lower gasoline demand, due to higher prices and a sluggish economy, and increases in fuel costs.

          For the six months ended June 30, 2008 and 2007, we earned net income of $708.9 million and $83.2 million, respectively; however, our 2007 year-to-date net income included an impairment expense of $377.1 million associated with a non-cash reduction in the carrying value of Trans Mountain’s goodwill. The goodwill impairment charge was recognized by Knight in March 2007, and following our purchase of Trans Mountain from Knight on April 30, 2007, the financial results of Trans Mountain since January 1, 2006, including the impact of the goodwill impairment, are reflected in our results. For more information on this acquisition and the goodwill impairment, see Notes 2 and 6 to our consolidated financial statements included elsewhere in this report.

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

          For the second quarter of 2008, total segment earnings before depreciation, depletion and amortization increased $149.7 million (27%), when compared to the second quarter of 2007. Combined, the certain items described in the footnotes to the tables above decreased total segment earnings before depreciation, depletion and amortization by $6.8 million, when compared to the second quarter last year. The remaining $156.5 million (28%) quarter-to-quarter increase was driven by better performance from our CO2, Natural Gas Pipelines, Terminals and Trans Mountain business segments.

          For the comparable six month periods, our total segment earnings before depreciation, depletion and amortization increased $688.8 million (98%) in 2008. The certain items described in the footnotes to the table above (including the goodwill impairment expense) accounted for $350.3 million of the increase. The remaining $338.5 million (32%) increase in period-to-period segment earnings before depreciation, depletion and amortization resulted from incremental earnings from our CO2, Natural Gas Pipelines, Terminals and Trans Mountain business segments.

          Products Pipelines

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(In millions, except operating statistics)
Revenues	$198.6	$215.1	$396.9	$425.4
Operating expenses(a)	(68.5)	(77.8)	(130.9)	(150.2)
Other income(b)	0.6	2.8	1.0	2.3
Earnings from equity investments	8.7	9.0	16.2	16.4
Interest income and Other, net-income (expense)(c)	1.3	4.1	1.8	5.3
Income tax benefit (expense)	(3.1)	(5.6)	(6.7)	(8.4)

Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$137.6	$147.6	$278.3	$290.8

Gasoline (MMBbl)	100.5	113.6	198.4	220.8
Diesel fuel (MMBbl)	41.6	42.0	80.2	80.1
Jet fuel (MMBbl)	29.9	31.9	59.6	62.1

Total refined product volumes (MMBbl)	172.0	187.5	338.2	363.0
Natural gas liquids (MMBbl)	6.1	5.9	13.0	15.5

Total delivery volumes (MMBbl)(d)	178.1	193.4	351.2	378.5

(a)

2008 amounts include a $3.0 million decrease in expense to our Pacific operations and a $3.0 million increase in expense to our Calnev Pipeline associated with offsetting legal liability adjustments. 2007 amounts include an increase in expense of $2.2 million associated with environmental liability adjustments.

(b)	Three and six month 2008 amounts include gains of $0.8 and $1.3 million, respectively, from the 2007 sale of our North System.

(c)

Three and six month 2008 amounts include an increase in income of $0.1 million and a decrease in income of $0.7 million, respectively, resulting from unrealized foreign currency losses on long-term debt transactions. 2007 amounts include an increase in income of $0.8 million resulting from unrealized foreign currency gains on long-term debt transactions.

(d)	Includes Pacific, Plantation, Calnev, Central Florida, Cochin and Cypress pipeline volumes.

          Combined, the certain items described in the footnotes to the table above increased our Products Pipelines’ segment earnings before depreciation, depletion and amortization expenses by $2.3 million and $2.0 million, respectively, when compared to the second quarter and first six months of last year. Following is information related to the increases and decreases, in the second quarter and first six months of 2008 compared to the same periods of 2007, of the segment’s remaining changes in earnings before depreciation, depletion and amortization expense (EBDA); and changes in operating revenues:

Three months ended June 30, 2008 versus Three months ended June 30, 2007

	EBDA increase/(decrease)		Revenues increase/(decrease)

	(In millions, except percentages)
North System	$(7.7)	(100)%	$(13.5)	(100)%
Pacific operations	(4.6)	(7)%	(0.4)	—
West Coast Terminals	(2.4)	(17)%	(0.2)	(1)%
Cochin Pipeline System	(1.3)	(18)%	(5.7)	(34)%
Central Florida Pipeline	2.1	23%	2.0	18%
Southeast Terminals	1.0	9%	0.4	2%
All other (including eliminations)	0.6	2%	0.9	2%

Total Products Pipelines	$(12.3)	(8)%	$(16.5)	(8)%

Six months ended June 30, 2008 versus Six months ended June 30, 2007

	EBDA increase/(decrease)		Revenues increase/(decrease)

	(In millions, except percentages)
North System	$(17.1)	(100)%	$(26.7)	(100)%
Pacific operations	(1.4)	(1)%	2.6	1%
West Coast Terminals	(2.3)	(9)%	1.0	3%
Cochin Pipeline System	(1.8)	(10)%	(12.5)	(33)%
Central Florida Pipeline	2.9	16%	2.4	11%
Southeast Terminals	3.4	17%	2.0	5%
All other (including eliminations)	1.8	3%	2.7	3%

Total Products Pipelines	$(14.5)	(5)%	$(28.5)	(7)%

          The period-to-period decreases in both segment earnings before depreciation, depletion and amortization expenses and segment revenues attributable to our North System were due to our October 2007 divestiture of the approximate 1,600-mile interstate common carrier liquids pipeline system and our 50% ownership interest in the Heartland Pipeline Company (collectively referred to in this report as our North System) to ONEOK Partners, L.P. Following purchase price adjustments, we received approximately $295.7 million in cash for the sale of our North System. We accounted for our North System business as a discontinued operation pursuant to generally accepted accounting principals which require that our income statement be formatted to separate the divested business from our continuing operations; however, as discussed above, due to the fact that the sale of our North System does not change the structure of our internal organization in a manner that causes a change to our reportable business segments, we have included the North System’s operating results within our Products Pipelines business segment disclosures presented in this report for all periods presented in this discussion and analysis. This decision was based on the way our management organizes segments internally to make operating decisions and assess performance.

          We earned net income from our North System (discontinued operations) of $5.4 million and $12.5 million, respectively, for the three and six months ended June 30, 2007, and we recognized a $152.8 million gain on disposal of the North System in the fourth quarter of 2007. We also recorded incremental gain adjustments of $0.8 million and $1.3 million, respectively, in the second quarter and first six months of 2008. For more information regarding this transaction, see Note 2 to our consolidated financial statements included elsewhere in this report. For information on our reconciliation of segment information with our consolidated general-purpose financial statements, see Note 11 to our consolidated financial statements included elsewhere in this report.

          Both period-to-period decreases in earnings before depreciation, depletion and amortization from our Pacific operations were driven by a $6.6 million (48%) increase in operating and maintenance expenses in the second quarter of 2008, relative to the second quarter last year. The increase was primarily due to increased major maintenance and pipeline integrity expenses (resulting mainly from project timing), lower capitalized overhead credits, and incremental expenses resulting from environmental liability adjustments.

          The higher operating expenses were partially offset by lower fuel and power expenses, due largely to decreases of 8% and 5%, respectively, in total mainline delivery volumes (primarily gasoline volumes). For the comparable quarters, our Pacific operations’ revenues were essentially flat, as the drop in mainline delivery volumes were offset by higher average tariff rates; for the comparable six month periods, total operating revenues increased a slight 1% ($2.6 million), driven by higher average tariff rates in 2008 on refined petroleum products deliveries to Arizona and to various West Coast military bases, due to a more favorable mix of higher-rate East Line volumes versus lower-rate West Line volumes.

          The decreases in earnings before depreciation, depletion and amortization expenses and in revenues from our Cochin Pipeline were largely attributable to lower deliveries of propane volumes in 2008; however, we believe the issue was partly mitigated through the implementation of a shipper provided line-fill program that began April 1, 2008. Going forward, we expect the line-fill program, along with increased shipper sales, exchange and marketing activities, to help increase propane volumes.

          The decreases in earnings from our West Coast terminal operations were mainly due to incremental gains from asset sales in the second quarter of 2007. In June 2007, we recognized a $3.6 million gain on the sale of our interest in the Black Oil pipeline system in Los Angeles, California. Although total revenues from our West Coast terminals dropped a slight $0.2 million (1%) in the second quarter of 2008, when compared to the second quarter a year ago, revenues increased $1.0 million (3%) in the first half of 2008, driven by higher petroleum throughput revenues from our combined Carson, California/Los Angeles Harbor terminal system, largely due to the completion of storage expansion projects since the middle of 2007.

          All of the of the remaining assets in our Products Pipelines business segment produced higher earnings before depreciation, depletion and amortization expenses in the second quarter and first six months of 2008, when compared to the same periods last year, and the primary increases were related to our Central Florida Pipeline and our Southeast liquids terminal operations. These two operations benefitted from increased demand for ethanol and from our completion of a number of capital expansion projects that modified and upgraded infrastructure, enabling us to provide additional ethanol related services to our customers.

          In addition, the increases in earnings from our Central Florida Pipeline were also related to higher product delivery revenues, driven by an increase in the average tariff per barrel moved as a result of a mid-year 2007 tariff rate increase on product deliveries. The period-to-period earnings increases from our Southeast terminal operations were also driven by improved margins on liquids inventory sales.

          Although combined segment revenues from refined petroleum products deliveries increased approximately 2% in the second quarter of 2008, when compared to the second quarter last year, the segment’s volumes were clearly impacted by reductions in demand driven by higher crude oil and product prices and by weaker economic conditions. Total refined products delivery volumes decreased 8.3% when compared to the second quarter of 2007, reflecting an 11.5% drop in gasoline volumes, a 6.3% drop in jet fuel volumes, and a slight 1% decline in diesel fuel volumes. The segment’s deliveries of natural gas liquids increased 3.4% in the second quarter of 2008, primarily due to a strong performance from our Cypress Pipeline. For the first six months of 2008, total refined products revenues were up 2.7%, compared to the first half of 2007, but total refined product delivery volumes were down 6.8%. Excluding Plantation, total refined products delivery volumes decreased 5.0% in the first half of 2008 versus the first half of 2007.

          Natural Gas Pipelines

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(In millions, except operating statistics)
Revenues	$2,644.7	$1,693.1	$4,557.2	$3,228.5
Operating expenses(a)	(2,515.6)	(1,555.4)	(4,260.7)	(2,961.1)
Other income	2.7	2.7	2.7	2.7
Earnings from equity investments(b)	31.3	3.8	54.8	10.2
Interest income and Other, net-income (expense)(c)	17.7	0.2	17.9	0.2
Income tax benefit (expense)	1.7	0.2	(1.2)	(1.2)

Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$182.5	$144.6	$370.7	$279.3

Natural gas transport volumes (Trillion Btus)(d)	545.1	429.5	1,040.5	834.5

Natural gas sales volumes (Trillion Btus)(e)	224.9	207.6	440.0	416.6

(a)

Three and six month 2008 amounts include a $13.1 million increase in expense resulting from unrealized mark to market losses due to the discontinuance of hedge accounting. Beginning in the second quarter of 2008, our Casper and Douglas gas processing operations discontinued hedge accounting.

(b)	Six month 2007 amount includes an expense of $1.0 million reflecting our portion of a loss from the early extinguishment of debt by Red Cedar Gathering Company.

(c)	Three and six month 2008 amounts include a $13.0 million gain from the sale of our 25% equity ownership interest in Thunder Creek Gas Services, LLC.

(d)

Includes Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company LLC, TransColorado Gas Transmission Company LLC, Rockies Express Pipeline LLC, and Texas intrastate natural gas pipeline group pipeline volumes.

(e)	Represents Texas intrastate natural gas pipeline group volumes.

          For the three and six months ended June 30, 2008, the certain items related to our Natural Gas Pipelines business segment described in the footnotes to the table above decreased earnings before depreciation, depletion and amortization expenses by $0.1 million and increased earnings before depreciation, depletion and amortization by $0.9 million, respectively, when compared to the same periods last year.

          The largest of these items includes (i) a comparable increase in earnings of $13.0 million in the second quarter of 2008 due to the sale of our 25% ownership interest in Thunder Creek Gas Services, LLC; and (ii) a decrease in earnings in the second quarter of 2008 of $13.1 million due to an unrealized mark to market loss resulting from the removal of hedge designation on certain derivative contracts used to mitigate the price risk associated with future sales of natural gas liquids by our Casper and Douglas natural gas processing operations. Effective April 1, 2008, we sold our equity ownership interest in Thunder Creek to a third party and we received cash proceeds, net of closing costs and settlements, of approximately $50.7 million for our investment. We recognized a gain of $13.0 million with respect to this transaction. For more information on this gain, see Note 2 to our consolidated financial statements included elsewhere in this report; for more information on our expense from the discontinuance of hedge accounting, see Note 10 to our consolidated financial statements included elsewhere in this report.

          Following is information related to the increases and decreases, in the second quarter and first six months of 2008 compared to the same periods of 2007, of the segment’s remaining changes in earnings before depreciation, depletion and amortization expense (EBDA); and changes in operating revenues:

Three months ended June 30, 2008 versus Three months ended June 30, 2007

	EBDA increase/(decrease)		Revenues increase/(decrease)

	(In millions, except percentages)
Rockies Express Pipeline	$28.5	724%	$—	—
Texas Intrastate Natural Gas Pipeline Group	4.5	5%	928.3	58%
TransColorado Pipeline	3.0	28%	3.1	25%
Kinder Morgan Louisiana Pipeline	3.0	n/a	—	—
Casper and Douglas gas processing	(2.1)	(42)%	17.8	77%
All others	1.1	2%	2.4	4%
Intrasegment Eliminations	—	—	—	—

Total Natural Gas Pipelines	$38.0	26%	$951.6	56%

Six months ended June 30, 2008 versus Six months ended June 30, 2007

	EBDA increase/(decrease)		Revenues increase/(decrease)

	(In millions, except percentages)
Rockies Express Pipeline	$45.3	808%	$—	—
Texas Intrastate Natural Gas Pipeline Group	36.5	22%	1,284.2	25%
TransColorado Pipeline	6.1	29%	6.8	27%
Kinder Morgan Louisiana Pipeline	3.0	n/a	—	—
Casper and Douglas gas processing	(2.8)	(32)%	36.9	87%
All others	2.4	3%	3.2	3%
Intrasegment Eliminations	—	—	(2.4)	(385)%

Total Natural Gas Pipelines	$90.5	32%	$1,328.7	41%

          The overall increases in segment earnings before depreciation, depletion and amortization expenses in the three and six months ended June 30, 2008, when compared to the same periods last year, were driven primarily by incremental contributions from our 51% equity ownership interest in the Rockies Express Pipeline, higher earnings from our Texas intrastate natural gas pipeline group, and improved performance from our TransColorado Pipeline and Louisiana Pipeline.

          The incremental earnings from our investment in Rockies Express relates to higher net income earned by Rockies Express Pipeline LLC, primarily due to the start-up of service on the Rockies Express-West pipeline segment in January and May 2008. The Rockies Express-West segment is a 713-mile, 42-inch diameter pipeline that extends from the Cheyenne Hub in Weld County, Colorado to an interconnect with Panhandle Eastern Pipeline Company in Audrain County, Missouri. Rockies Express-West began interim service for up to 1.4 billion cubic feet per day of natural gas on the segment’s first 503 miles of pipe on January 12, 2008, and service on the remaining 210 miles (to Audrain County) began on May 20, 2008.

          Now fully operational, Rockies Express-West has the capacity to transport up to 1.5 billion cubic feet per day and can make deliveries to interconnects with our Kinder Morgan Interstate Gas Transmission Pipeline, Northern Natural Gas Company, Natural Gas Pipeline Company of America LLC, ANR and Panhandle Eastern Pipeline Company. Rockies Express expects to conduct further hydrostatic testing of portions of its system during September 2008 to satisfy U.S. Department of Transportation testing requirements to operate at its targeted higher operating pressure. This hydrostatic test will result in the temporary outage of pipeline delivery points and an overall reduction of firm capacity available to firm shippers. By the terms of the Rockies Express FERC Gas Tariff, firm shippers are entitled to daily reservation revenue credits for non-force majeure and planned maintenance outages; however, we believe any revenue credits resulting from the temporary pipeline outage will not have a material adverse impact on our business, cash flows, financial position or results of operations.

          Our Texas intrastate natural gas pipeline group includes the operations of our (i) Kinder Morgan Tejas (including Kinder Morgan Border Pipeline); (ii) Kinder Morgan Texas Pipeline; (iii) Kinder Morgan North Texas Pipeline; and (iv) Mier-Monterrey Mexico Pipeline, and combined, the group’s quarter-to-quarter increase in earnings in 2008 versus 2007 was mainly attributable to higher natural gas sales margins and greater natural gas processing volumes and margins. For the comparable six month periods, the group also benefitted, in 2008, from incremental natural gas transport and storage revenues due to a long-term contract with one of its largest customers that became effective April 1, 2007.

          The quarter-to-quarter increase in natural gas sales margin was driven by increases in the average unit margin and natural gas sales volumes of 9% and 8%, respectively; for the comparable six month periods, the higher margin in 2008 was primarily related to an over 5% increase in sales volumes. Since the second quarter of 2007, our Texas intrastate pipeline group has also benefitted from increases in gas processing margins.

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

          The increases in earnings from our TransColorado Pipeline reflect contract improvements and expansions completed since the end of the second quarter of 2007, caused by an increase in natural gas production in the Piceance and San Juan basins of New Mexico and Colorado. In December 2007, we completed an approximate $50 million expansion project on our TransColorado Pipeline. The Blanco-Meeker project was placed into service January 1, 2008, and boosted natural gas transportation capacity on the pipeline by approximately 250 million cubic feet per day from the Blanco Hub area in San Juan County, New Mexico through TransColorado’s existing pipeline for deliveries to the Rockies Express Pipeline at an existing point of interconnection located at the Meeker Hub in Rio Blanco County, Colorado. All of the incremental capacity is subscribed under a long-term contract with ConocoPhillips.

          The $3.0 million incremental earnings contribution from our Kinder Morgan Louisiana Pipeline reflects other non-operating income realized in the second quarter of 2008 pursuant to FERC regulations governing allowances for capital funds that are used for pipeline construction costs (an equity cost of capital allowance). The equity cost of capital allowance provides for a reasonable return on construction costs that are funded by equity contributions, similar to the allowance for capital costs funded by borrowings.

          The decreases in period-to-period earnings before depreciation, depletion and amortization from our Casper Douglas gas processing operations was largely due to lower prices on our product sales due to unfavorable hedge settlements and to increased natural gas purchase costs. The lower prices primarily resulted from the settlements of higher priced crude oil hedges that we used to hedge our heavy natural gas products sales, and the increased gas purchase costs were due to increases in both prices and volumes, relative to last year.

          CO2

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(In millions, except operating statistics)
Revenues	$308.6	$199.5	$595.0	$391.1
Operating expenses	(96.6)	(76.2)	(187.3)	(146.8)
Other expense	—	—	—	—
Earnings from equity investments	5.5	5.0	11.1	10.2
Other, net-income (expense)	—	—	(0.2)	—
Income tax benefit (expense)	(0.9)	0.6	(2.2)	(0.2)

Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$216.6	$128.9	$416.4	$254.3

Carbon dioxide delivery volumes (Bcf)(a)	178.6	156.6	358.8	322.2
SACROC oil production (gross)(MBbl/d)(b)	27.5	28.0	27.4	28.9
SACROC oil production (net)(MBbl/d)(c)	22.9	23.3	22.8	24.1
Yates oil production (gross)(MBbl/d)(b)	28.1	27.0	28.3	26.6
Yates oil production (net)(MBbl/d)(c)	12.5	12.0	12.6	11.8
Natural gas liquids sales volumes (net)(MBbl/d)(c)	9.1	9.7	9.3	9.7
Realized weighted average oil price per Bbl(d)(e)	$53.01	$34.76	$51.52	$34.97
Realized weighted average natural gas liquids price per Bbl(e)(f)	$77.28	$50.35	$71.48	$46.05

(a)	Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline and Pecos pipeline volumes.

(b)	Represents 100% of the production from the field. We own an approximate 97% working interest in the SACROC unit and an approximate 50% working interest in the Yates unit.

(c)	Net to Kinder Morgan, after royalties and outside working interests.

(d)	Includes all Kinder Morgan crude oil production properties.

(e)	Hedge gains/losses for crude oil and natural gas liquids are included with crude oil.

(f)	Includes production attributable to leasehold ownership and production attributable to our ownership in processing plants and third party processing agreements.

          Our CO2 segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates. The segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids. For each of the segment’s two primary businesses, following is information related to the increases and decreases, in the comparable three and six month periods of 2008 and 2007, of the segment’s (i) earnings before depreciation, depletion and amortization (EBDA); and (ii) operating revenues:

Three months ended June 30, 2008 versus Three months ended June 30, 2007

	EBDA increase/(decrease)		Revenues increase/(decrease)

	(In millions, except percentages)
Sales and Transportation Activities	$28.1	64%	$34.2	77%
Oil and Gas Producing Activities	59.6	70%	84.5	51%
Intrasegment Eliminations	—	—	(9.6)	(91)%

Total CO2	$87.7	68%	$109.1	55%

Six months ended June 30, 2008 versus Six months ended June 30, 2007

	EBDA increase/(decrease)		Revenues increase/(decrease)

	(In millions, except percentages)
Sales and Transportation Activities	$57.1	69%	$65.4	75%
Oil and Gas Producing Activities	105.0	61%	154.2	47%
Intrasegment Eliminations	—	—	(15.7)	(71)%

Total CO2	$162.1	64%	$203.9	52%

          The overall period-to-period increases in segment earnings before depreciation, depletion and amortization expenses resulted from higher earnings from both oil and gas producing activities and carbon dioxide sales and transportation activities. Highlights for the second quarter of 2008 compared to the second quarter of 2007 included an increase in oil production at the Yates field unit, and higher earnings from increased carbon dioxide, crude oil, and natural gas liquids sales revenues, due largely to continuing increases in average crude oil (which also impacts the price of carbon dioxide) and natural gas plant product prices since the second quarter of 2007.

          Revenues from crude oil sales and natural gas plant products sales increased $59.8 million (53%) and $19.1 million (43%), respectively, in the second quarter of 2008 compared to the second quarter of 2007, and increased $106.7 million (46%) and $39.4 million (49%), respectively, in the first six months of 2008 compared to the first six months of 2007. With respect to crude oil, overall sales volumes were essentially flat across both three and six month comparable periods, but we benefitted from increases of 53% and 47%, respectively, in our realized weighted average price per barrel; with respect to natural gas liquids, decreases in sales volumes of 6% and 4%, respectively, were more than offset by increases of 53% and 55%, respectively, in our realized weighted average price per barrel. The period-to-period decreases in natural gas liquids volumes were primarily attributable to operational issues on a third party owned pipeline, which resulted in pro-rationing.

          Average gross oil production for the second quarter of 2008 was 28.1 thousand barrels per day at the Yates unit, over 4% higher compared to the second quarter of 2007. At SACROC, average gross oil production for the second quarter of 2008 was 27.5 thousand barrels per day, a decline of almost 2% versus the same quarter last year, but up slightly (almost 1%) compared to the previous quarter (first quarter of 2008).

          Generally, earnings for the segment’s oil and gas producing activities, which include the operations associated with its ownership interests in oil-producing fields and natural gas processing plants, are closely aligned with industry price levels for crude oil and natural gas liquids products. Because such price levels are subject to external factors over which we have no control, and because future price changes may be volatile, our CO2 segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids. We mitigate this risk through a long-term hedging strategy that is intended to generate more stable realized prices by using derivative contracts as hedges to the exposure of fluctuating expected future cash flows produced by changes in commodity sales prices. All of our hedge gains and losses for crude oil and natural gas liquids are included in our realized average price for oil. Had we not used energy derivative contracts to transfer commodity price risk, our crude oil sales prices would have averaged $123.03 per barrel in the second quarter of 2008, and $61.39 per barrel in the second quarter of 2007. For more information on our hedging activities, see Note 10 to our consolidated financial statements included elsewhere in this report.

          The period-to-period increases in earnings before depreciation, depletion and amortization from the segment’s sales and transportation activities were largely revenue related, reflecting both higher carbon dioxide sales revenues and higher carbon dioxide and crude oil pipeline transportation revenues. Overall, our CO2 segment reported increases of $18.1 million (118%) and $34.0 million (121%), respectively, in carbon dioxide sales revenues in the second quarter and first half of 2008, relative to the same periods a year ago. The increases in sales revenues were primarily driven by increases of 84% and 81%, respectively, in average sales prices in 2008, and partially driven by increases in sales volumes of 12% and 11%, respectively. The increases in average sales prices reflect continued customer demand for carbon dioxide for use in oil recovery projects throughout the Permian Basin area and, in addition, a portion of our carbon dioxide contracts are tied to crude oil prices, which as discussed above, have increased since the second quarter of 2007. We do not recognize profits on carbon dioxide sales to ourselves.

          The increases in sales volumes were largely due to the January 1, 2008 start-up of our new Doe Canyon carbon dioxide source field located in Dolores County, Colorado. Since January 2007, we have invested approximately $87 million to develop this new carbon dioxide source field (named the Doe Canyon Deep unit). In addition, investments were also made to drill additional carbon dioxide wells at the McElmo Dome unit, increase transportation capacity on the Cortez Pipeline, and extend the Cortez Pipeline to the new Doe Canyon Deep unit.

          Compared to the second quarter and first half of 2007, the segment’s $20.4 million (27%) and $40.5 million (28%) increases in combined operating expenses in the three and six months ended June 30, 2008, respectively, were largely due to higher severance and property tax expenses, field operating expenses, and fuel and power expenses. The increases in severance tax expenses were related to the period-to-period increases in crude oil revenues; the increases in property tax expenses were largely due to increased asset infrastructure resulting from the capital investments we have made since the end of the second quarter of 2007. The increases in operating expenses were driven by higher well workover and repair expenses related to infrastructure expansions at the SACROC and Yates oil field units and at the McElmo Dome carbon dioxide unit. In addition to its effect on product sales revenues, rising price levels since the end of the second quarter of 2007 also contributed to the increases in the segment’s operating, maintenance, and fuel and power expenses.

          Terminals

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(In millions, except operating statistics)
Revenues	$300.7	$229.0	$580.9	$444.1
Operating expenses	(156.0)	(117.1)	(308.8)	(232.9)
Other income (expense)(a)	(0.2)	1.7	0.4	4.4
Earnings from equity investments	0.7	—	1.7	—
Other, net-income (expense)	1.4	—	2.7	—
Income tax expense	(6.2)	(3.5)	(10.7)	(5.0)

Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$140.4	$110.1	$266.2	$210.6

Bulk transload tonnage (MMtons)(b)	26.7	25.1	49.8	48.3

Liquids leaseable capacity (MMBbl)	52.4	43.7	52.4	43.7

Liquids utilization %	98.1%	97.1%	98.1%	97.1%

(a)	Six month 2007 amount includes an increase in income of $1.8 million from property casualty gains associated with the 2005 hurricane season.

(b)	Volumes for acquired terminals are included for all periods.

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

          The segment’s $30.3 million (28%) increase in earnings before depreciation, depletion and amortization in the second quarter of 2008 versus the second quarter of 2007, and its remaining $57.4 million (27%) increase in earnings in the first half of 2008 versus the first half of 2007 were due to a combination of internal expansions and strategic acquisitions completed since the second quarter of 2007. Since May 30, 2007, we have invested approximately $163.1 million in cash to acquire both terminal assets and equity interests in terminal operations and combined, these acquired operations accounted for incremental amounts of earnings before depreciation, depletion and amortization of $12.6 million, revenues of $32.6 million, equity earnings of $0.7 million, and operating expenses of $20.7 million, respectively, in the second quarter of 2008, and incremental earnings before depreciation, depletion and amortization of $24.9 million, revenues of $65.5 million, equity earnings of $1.7 million, and operating expenses of $42.3 million, respectively, in the first six months of 2008.

          All of the incremental amounts listed above represent the earnings, revenues and expenses from acquired terminals’ operations during the additional months of ownership in 2008, and do not include increases or decreases during the same months we owned the assets in 2007. Our significant terminal acquisitions since the beginning of the second quarter of 2007 included the following:

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

          For all other terminal operations (those owned during identical periods in both 2008 and 2007), earnings before depreciation, depletion and amortization expenses increased $17.7 million (16%) in the second quarter of 2008, and $32.5 million (16%) in the first six months of 2008, when compared to the same prior year periods.

          The overall increases in earnings from terminals owned during identical periods in both years included (i) incremental earnings before depreciation, depletion and amortization of $7.2 million (28%) from our two large Gulf Coast liquids terminal facilities located along the Houston Ship Channel in Pasadena and Galena Park, Texas, primarily due to record liquids throughput volumes as a result of expansions completed since the second quarter of 2007; (ii) incremental earnings of $4.6 million (179%) from our Pier IX terminal located in Newport News, Virginia, due to higher quarter-over-quarter coal transfer volumes (including record coal throughput volumes in June 2008 of 1.1 million tons); and incremental earnings of $1.2 million (47%) from our Perth Amboy, New Jersey liquids terminal, located in the New York Harbor area, driven by higher liquids throughput volumes as a result of an expansion completed at the end of the first quarter of 2008.

          For the Terminals segment combined, expansion projects completed since the end of the second quarter of 2007 have increased our liquids terminals’ leaseable capacity to 52.4 million barrels, up 20% from a capacity of 43.7 million barrels in the second quarter of 2007. At the same time, we increased our overall liquids utilization capacity rate (the ratio of our actual leased capacity to our estimated potential capacity) to 98.1%, up 1% since the second quarter last year. For all terminals combined, total liquids throughput totaled 160.6 million barrels, up 15% over second quarter 2007 volumes, due primarily to the addition of the new liquids capacity and partly to continued strong demand for imported fuel. With regard to our bulk terminals, we benefitted by incremental earnings from many of our coal handling terminals, as coal transfer volumes totaled 8.8 million tons in the second quarter of 2008, representing an increase of 22% over coal handling volumes in the second quarter of 2007.

          Trans Mountain

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(In millions, except operating statistics)
Revenues	$43.4	$43.3	$86.5	$76.1
Operating expenses	(17.0)	(16.0)	(32.7)	(27.9)
Other income (expense)(a)	—	—	—	(377.1)
Earnings from equity investments	—	—	0.1	—
Other, net-income (expense)	4.0	0.6	6.1	1.1
Income tax benefit (expense)	3.0	1.7	3.6	(0.8)

Earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(b)	$33.4	$29.6	$63.6	$(328.6)

Transport volumes (MMBbl)	21.5	25.0	40.9	44.8

(a)	Six month 2007 amount represents a goodwill impairment expense recorded by Knight in the first quarter of 2007.

(b)	Three and six month 2007 amounts include earnings of $9.0 million and losses of $349.2 million, respectively, for periods prior to our acquisition date of April 30, 2007.

          Our Trans Mountain segment includes the operations of the Trans Mountain Pipeline, which we acquired from Knight effective April 30, 2007. Trans Mountain transports crude oil and refined products from Edmonton, Alberta to marketing terminals and refineries in British Columbia and the state of Washington. An additional 15,000 barrel per day expansion that will increase capacity on the pipeline to approximately 300,000 barrels per day is currently under construction and is expected to be completed in the fourth quarter of 2008.

          According to the provisions of generally accepted accounting principles that prescribe the standards used to account for business combinations, due to the fact that our acquisition of Trans Mountain from Knight represented a transfer of assets between entities under common control, we initially recorded the assets and liabilities of Trans Mountain transferred to us from Knight at their carrying amounts in the accounts of Knight. Furthermore, our accompanying financial statements included in this report, and the information in the table above, reflect the results of operations for the first six months of 2007 as though the transfer of Trans Mountain from Knight had occurred at the date when both Trans Mountain and we met the accounting requirements for entities under common control (January 1, 2006).

          After taking into effect the items described in footnote (b) to the table above, the remaining increases in earnings before depreciation, depletion and amortization for the three and six months ended June 30, 2008 totaled $12.8 million (62%) and $43.0 million (209%), respectively, when compared to the same prior year periods. These period-to-period increases consisted of (i) higher earnings of $2.8 million (14%) from the two second quarter months (May and June) we owned the assets in both years; and (ii) incremental earnings of $10.0 million and $40.2 million, respectively, from periods we owned the assets in 2008 only. The increase in earnings in the second quarter of 2008 was driven primarily by higher toll rates, which more than offset a 14% decline in transport volumes due to lower demand for water-borne exports out of Vancouver, British Columbia.

          Other

	Three Months Ended June 30,		Earnings
	2008	2007	increase/(decrease)

	(In millions-income (expense), except percentages)
General and administrative expenses(a)	$(72.8)	$(89.4)	$16.6	19%
Unallocable interest expense, net of interest income(b)	(99.9)	(98.2)	(1.7)	(2%)
Unallocable income tax benefit (expense)	(4.4)	—	(4.4)	n/a
Minority interest(c)	(4.1)	(3.2)	(0.9)	(28%)

Total interest and corporate administrative expenses	$(181.2)	$(190.8)	$9.6	5%

	Six Months Ended June 30,		Earnings
	2008	2007	increase/(decrease)

	(In millions-income (expense), except percentages)
General and administrative expenses(d)	$(149.6)	$(159.7)	$10.1	6%
Unallocable interest expense, net of interest income(e)	(197.6)	(190.1)	(7.5)	(4%)
Unallocable income tax benefit (expense)	(4.4)	—	(4.4)	n/a
Minority interest(f)	(8.1)	(2.0)	(6.1)	(305%)

Total interest and corporate administrative expenses	$(359.7)	$(351.8)	$(7.9)	(2%)

(a)

2008 amount includes a $1.4 million increase in non-cash compensation expense, allocated to us from Knight. We do not have any obligation, nor do we expect to pay any amounts related to this expense. 2007 amount includes (i) a $21.2 million increase in non-cash compensation expense, allocated to us from Knight. We do not have any obligation, nor did we pay any amounts related to this expense; (ii) a $1.1 million increase in expense for certain Trans Mountain acquisition costs; and (iii) a $1.0 million increase in expense from the inclusion of Trans Mountain for a period prior to our acquisition date of April 30, 2007.

(b)

2008 and 2007 amounts include increases in imputed interest expense of $0.5 million and $0.6 million, respectively, related to our January 1, 2007 Cochin Pipeline acquisition. 2007 amount also includes a $0.4 million increase in interest expense from the inclusion of Trans Mountain for a period prior to our acquisition date of April 30, 2007.

(c)

2007 amount includes a $0.2 million decrease in expense related to the minority interest effect from all of the three month 2007 items previously disclosed in the footnotes to the tables included in “—Results of Operations.”

(d)

2008 amount includes a $2.8 million increase in non-cash compensation expense, allocated to us from Knight. We do not have any obligation, nor do we expect to pay any amounts related to this expense. 2007 amount includes (i) a $23.4 million increase in non-cash compensation expense, allocated to us from Knight. We do not have any obligation, nor did we pay any amounts related to this expense; (ii) a $5.5 million increase in expense from the inclusion of Trans Mountain for periods prior to our acquisition date of April 30, 2007; (iii) a $1.7 million increase in expense related to an additional insurance premium charge, associated with the 2005 hurricane season; and (iv) a $1.1 million increase in expense for certain Trans Mountain acquisition costs.

(e)

2008 and 2007 amounts include increases in imputed interest expense of $1.0 million and $1.2 million, respectively, related to our January 1, 2007 Cochin Pipeline acquisition. 2007 amount also includes a $1.2 million increase in interest expense from the inclusion of Trans Mountain for periods prior to our acquisition date of April 30, 2007.

(f)

2007 amount includes a $3.5 million decrease in expense related to the minority interest effect from all of the six month 2007 items previously disclosed in the footnotes to the tables included in “—Results of Operations.”

          Items not attributable to any segment include general and administrative expenses, unallocable interest income, unallocable income tax expense, interest expense, and minority interest. Our general and administrative expenses include such items as salaries and employee-related expenses, payroll taxes, insurance, office supplies and rentals, unallocated litigation and environmental expenses, and shared corporate services—including accounting, information technology, human resources and legal services.

          The total change in general and administrative expenses is an increase of $16.6 million and $10.1 for the quarter and six months ended June 30, 2008, respectively. The certain items described in footnotes (a) and (d) to the tables above accounted for decreases in general and administrative expenses of $21.9 million and $28.9 million respectively. The decreases were largely due to the $21.2 million second quarter 2007 non-cash compensation expense allocated to us from Knight and associated with the activities required to complete the May 2007 going-private transaction of KMI (now Knight). We were required to recognize the amount related to this transaction allocated to us from Knight as expense on our income statements; however, we were not responsible for paying these expenses, and accordingly, recognized the unpaid amount as a contribution to equity—primarily as an increase in “Partners’ Capital” on our balance sheet.

          The remaining $5.3 million (8%) and $18.8 million (15%) increases in general and administrative expenses in the comparable three and six month periods, respectively, were primarily driven by (i) acquisition-related spending, associated with the businesses we acquired since the second quarter of 2007—our Trans Mountain business segment and our recently acquired bulk terminal operations described above in “—Terminals;” and (ii) higher spending in support of growth initiatives, mainly reflecting higher compensation-related expenses—including salary and benefit expenses, payroll taxes and other employee and contractor related expenses.

          Compared to the second quarter and first half of 2007, net interest expense decreased $0.5 million and $1.4 million, respectively, in 2008 due to the items described in footnotes (b) and (e) to the table above. The remaining $2.2 million (2%) quarter-to-quarter increase in expense in 2008 was chiefly attributable to a 24% increase in our average debt balances, partially offset by a 17% decrease in the weighted average interest rate on all of our borrowings. For the comparable six month periods, the remaining $8.9 million (5%) increase in interest expense in 2008 versus 2007 was driven by a 22% increase in average borrowings, partially offset by a 14% drop in weighted average interest rates.

          The increase in our average borrowings since the second quarter of 2007 is largely due to the capital spending (for asset expansion and improvement projects, including additional pipeline construction costs) and the external business acquisitions we have made since June 2007. The decrease in our average borrowing rates reflects a general decrease in variable interest rates since the second quarter last year. As of June 30, 2008, approximately 45% of our $8,056.5 million consolidated debt balance (excluding the value of interest rate swap agreements) was subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. The same percentage (45%) of our total $6,629.0 million consolidated debt balance (excluding the value of interest rate swap agreements) as of June 30, 2007, was subject to variable interest rates.

          The incremental unallocable income tax expense, in both the second quarter and first six months of 2008, relates to higher corporate income tax accruals for the Texas margin tax, an entity-level tax initiated January 1, 2007 and imposed on the portion of our total revenue that is apportioned to the state of Texas. The decreases in earnings from incremental minority interest expense relates to the higher overall partnership income in 2008 versus 2007.

Financial Condition

          Capital Structure

          We attempt to maintain a relatively conservative overall capital structure, with a long-term target mix of approximately 50% equity and 50% debt. In addition to our results of operations, our debt and capital balances are affected by our financing activities, as discussed below in “—Financing Activities.”

          The following table illustrates the sources of our invested capital (dollars in millions):

	June 30, 2008	December 31, 2007

Long-term debt, excluding value of interest rate swaps	$7,785.6	$6,455.9
Minority interest	42.5	54.2
Partners’ capital, excluding accumulated other comprehensive loss	6,131.2	5,712.3

Total capitalization	13,959.3	12,222.4
Short-term debt, less cash and cash equivalents	192.2	551.3

Total invested capital	$14,151.5	$12,773.7

Capitalization:
Long-term debt, excluding value of interest rate swaps	55.8%	52.8%
Minority interest	0.3%	0.5%
Partners’ capital, excluding accumulated other comprehensive loss	43.9%	46.7%

	100.0%	100.0%

	June 30, 2008	December 31, 2007

Invested Capital:
Total debt, less cash and cash equivalents and excluding value of interest rate swaps	56.4%	54.9%
Partners’ capital and minority interest, excluding accumulated other comprehensive loss	43.6%	45.1%

	100.0%	100.0%

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

          Borrowings under our five-year credit facility can be used for general partnership purposes and as a backup for our commercial paper program. The facility can be amended to allow for borrowings up to $2.1 billion. As of June 30, 2008, there were no borrowings under our credit facility or our commercial paper program. As of December 31, 2007, there were no borrowings under our credit facility, and we had $589.1 million of commercial paper outstanding.

          As of June 30, 2008, our outstanding short-term debt was $270.9 million primarily associated with long term debt which matures in 2009. We provide for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to our commercial paper program and long-term revolving credit facility. After reduction for our letters of credit and commercial paper outstanding (none at June 30, 2008), the remaining available borrowing capacity under our bank credit facility was $920.8 million as of June 30, 2008. Currently, we believe our liquidity to be adequate.

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

          On February 12, 2008, we completed both a public offering of senior notes and an additional privately negotiated offering of 1,080,000 of our common units. We issued a total of $900 million in principal amount of senior notes, consisting of $600 million of 5.95% notes due February 15, 2018, and $300 million of 6.95% notes due January 15, 2038. We received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $894.1 million, and we used the proceeds to reduce the borrowings under our commercial paper program. We issued the 1,080,000 common units on February 12, 2008 at a price of $55.65 per unit in a privately negotiated transaction with two investors. We received net proceeds of $60.1 million for the issuance of these common units, and we used the proceeds to reduce the borrowings under our commercial paper program.

          On March 3, 2008, we issued 5,000,000 of our common units in a public offering at a price of $57.70, less commissions and underwriting expenses. At the time of the offering, we granted the underwriters a 30-day option to purchase up to an additional 750,000 common units from us on the same terms and conditions, and pursuant to this option, we issued an additional 750,000 common units on March 10, 2008 upon exercise of this option. After commissions and underwriting expenses, we received net proceeds of $324.2 million for the issuance of these 5,750,000 common units, and we used the proceeds to reduce the borrowings under our commercial paper program.

          On June 6, 2008, we completed an additional public offering of senior notes. We issued a total of $700 million in principal amount of senior notes, consisting of $375 million of 5.95% notes due February 15, 2018, and $325 million of 6.95% notes due January 15, 2038. We received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $687.7 million, and we used the proceeds to reduce the borrowings under our commercial paper program. As of June 30, 2008, our total liability balance due on the various series of our senior notes was $7,880.4 million, and the total liability balance due on the various borrowings of our operating partnerships and subsidiaries was $176.1 million.

          We are subject to changes in the equity and debt markets for our limited partner units and long-term notes, and there can be no assurance we will be able or willing to access the public or private markets for our limited partner units and/or long-term notes in the future. If we were unable or unwilling to issue additional limited partner units, we would be required to either restrict potential future acquisitions or pursue other debt financing alternatives, some of which could involve higher costs or negatively affect our credit ratings. Our ability to access the public and private debt markets is affected by our credit ratings. See “—Capital Structure” above for a discussion of our credit ratings. For additional information regarding our debt securities and credit facility, see Note 9 to our consolidated financial statements included in our 2007 Form 10-K.

          Operating Activities

          Net cash provided by operating activities was $974.7 million for the six months ended June 30, 2008, versus $785.3 million in the comparable period of 2007. The period-to-period increase of $189.4 million (24%) in cash provided by operating activities primarily consisted of:

▪ a $249.3 million increase in cash from overall higher partnership income—after adding back non-cash items including, among others, depreciation and amortization expense and a $377.1 million goodwill impairment charge recognized in the first quarter of 2007. The higher partnership income reflects the increase in cash earnings from our five reportable business segments in the first half of 2008, as discussed above in “—Results of Operations;”

▪ a $26.0 million decrease in cash inflows relative to net changes in working capital items, mainly due to timing differences that resulted in lower net cash inflows in 2008 from the collection and payment of trade and related party receivables and payables;

▪ a $23.3 million decrease in cash from FERC-mandated reparation payments made in March 2008. Pursuant to FERC orders, we made reparation payments to certain shippers on our Pacific operations’ pipelines and we reduced our rate case liability. The payment primarily related to a FERC ruling in February 2008 that resolved certain challenges by complainants with regard to delivery tariffs and gathering enhancement fees at our Pacific operations’ Watson Station, located in Carson, California; and

▪ a $15.0 million decrease in cash from an interest rate swap termination payment we received in March 2007, when we terminated a fixed-to-floating interest rate swap agreement having a notional principal amount of $100 million and a maturity date of March 15, 2032.

          Investing Activities

          Net cash used in investing activities was $1,654.9 million for the six month period ended June 30, 2008, compared to $1,310.9 million in the comparable 2007 period. The $344.0 million (26%) increase in cash used in investing activities was primarily attributable to:

▪ a $572.2 million increase from higher capital expenditures—largely due to increased investment undertaken to construct our Kinder Morgan Louisiana Pipeline, and to expand our Trans Mountain crude oil and refined petroleum products pipeline system.

Since the middle of 2007, rising construction costs continue to create a challenging business environment, and our total forecasted capital expenditures on our major projects have increased by almost 10% from the projection we made at the beginning of 2008. Most of this increase has been on our natural gas pipeline major projects—for example, market conditions for consumables, labor and construction equipment along with certain provisions in the final environmental impact statement have resulted in increased construction costs for the Rockies Express Pipeline. We continue to be extremely focused on managing these cost increases, and identifying ancillary opportunities to offset them where possible, in order to complete our expansion projects as close to on time and on budget as possible.

Our sustaining capital expenditures, defined as capital expenditures which do not increase the capacity of an asset, were $76.8 million for the first half of 2008, compared to $63.2 million for the first half of 2007. The above amounts include our proportionate share of Rockies Express’ sustaining capital expenditures but do not include the sustaining capital expenditures of our Trans Mountain business segment for periods prior to our acquisition date of April 30, 2007. Additionally, our forecasted expenditures for the remaining six months of 2008 for sustaining capital expenditures are approximately $120 million. All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary;

▪ a $294.9 million increase from incremental contributions to equity investments in the first half of 2008, largely driven by a $306.0 million equity investment paid in February 2008 to West2East Pipeline LLC, the sole owner of Rockies Express Pipeline LLC. Currently, we own a 51% equity interest in West2East Pipeline LLC, and when construction of the Rockies Express Pipeline is completed, our ownership interest will be reduced to 50% and the capital accounts of West2East Pipeline LLC will be trued-up to reflect our 50% economic interest in the project;

▪ a $201.6 million increase due to higher period-to-period payments for margin and restricted deposits in 2008 compared to 2007, associated largely with our utilization of derivative contracts to hedge (offset) against the volatility of energy commodity price risks;

▪ a $572.4 million decrease in cash used related to our acquisition of Trans Mountain from Knight. On April 30, 2007, we paid $549.0 million to Knight to acquire the net assets of Trans Mountain, and in April 2008, we received a cash contribution of $23.4 million from Knight as a result of certain true-up provisions in our acquisition agreement. For more information on our acquisition of Trans Mountain from Knight, see Note 2 to our consolidated financial statements included elsewhere in this report;

▪ an $89.1 million decrease related to a return of capital received from Midcontinent Express Pipeline LLC in the first quarter of 2008. In February 2008, Midcontinent entered into and then made borrowings under a new $1.4 billion three-year, unsecured revolving credit facility due February 28, 2011. Midcontinent then made distributions (in excess of cumulative earnings) to its two member owners to reimburse them for prior contributions made to fund its pipeline construction costs. We own a 50% equity interest in the joint venture pipeline;

▪ a $43.6 million decrease due to lower expenditures made for strategic business acquisitions. In the first half of 2008, our acquisition outlays totaled $4.2 million, which primarily consisted of the purchase of a Cincinnati, Ohio steel terminal. Located on approximately 17 acres along the Ohio River, the port facility primarily handles and stores break-bulk steel, and in 2007, the facility handled approximately 150,000 tons of steel products. In the first half of 2007, our acquisition outlays totaled $47.8 million, including $38.3 million paid for our purchase of the Vancouver Wharves bulk marine terminal from British Columbia Railway Company; and

▪ a $40.2 million decrease in cash used, relative to 2007, due to higher net proceeds received from the sales of investments, property, plant and equipment, and other net assets (net of salvage and removal costs). The increase in cash sales proceeds was driven by the approximate $50.7 million we received in the second quarter of 2008 for the sale of our 25% equity ownership interest in Thunder Creek Gas Services, LLC (discussed in Note 2 to our consolidated financial statements included elsewhere in this report).

          Financing Activities

          Net cash provided by financing activities amounted to $701.0 million for the first six months of 2008. For the same six month period last year, our financing activities provided net cash of $579.9 million. The $121.1 million (21%) cash increase from the comparable 2007 period was primarily due to:

▪ a $158.6 million increase from overall debt financing activities—which include our issuances and payments of debt and our debt issuance costs. The period-to-period increase in cash from financing activities was primarily due to (i) a $113.6 million increase in cash inflows from higher overall net commercial paper borrowings in the first half of 2008; and (ii) a $45.1 million net increase in cash inflows from higher issuances of senior notes in the first half of 2008.

The increase from issuances of senior notes reflects the combined $1,581.8 million we received from our February and June 2008 public offerings of senior notes (discussed in Note 7 to our consolidated financial statements included elsewhere in this report), versus the combined $1,536.7 million we received from our public offerings of senior notes in the first half of 2007. On January 30, 2007 and June 21, 2007, we completed offerings of $1.0 billion and $550 million, respectively, in principal amount of senior notes in three separate series: $600 million of 6.00% notes due February 1, 2017, $400 million of 6.50% notes due February 1, 2037, and $550 million of 6.95% notes due January 15, 2038. We used the proceeds from each of our 2008 and 2007 debt offerings to reduce the borrowings under our commercial paper program;

▪ an $86.4 million increase in cash inflows from partnership equity issuances. The increase relates to the combined $384.3 million we received from the two separate offerings of additional common units in the first half of 2008 (discussed above in “—Long-term Financing”), versus the $297.9 million we received, after commissions and underwriting expenses, in May 2007 for our issuance of an additional 5,700,000 i-units;

▪ a $32.6 million increase in cash inflows from net changes in cash book overdrafts—resulting from timing differences on checks issued but not yet endorsed; and

▪ a $158.4 million decrease from higher partnership distributions in the first six months of 2008, when compared to the first six months of 2007. Distributions to all partners, consisting of our common and Class B unitholders, our general partner and minority interests, totaled $706.4 million in the first half of 2008, compared to $548.0 million in the same period a year ago.

          Partnership Distributions

          Our partnership agreement requires that we distribute 100% of “Available Cash,” as defined in our partnership agreement, to our partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Our 2007 Form 10-K contains additional information concerning our partnership distributions, including the definition of “Available Cash,” the manner in which our total distributions are divided between our general partner and our limited partners, and the form of distributions to all of our partners, including minority interests.

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

          On May 15, 2008, we paid a quarterly distribution of $0.96 per unit for the first quarter of 2008. This distribution was 16% greater than the $0.83 distribution per unit we paid in May 2007 for the first quarter of 2007. We paid this distribution in cash to our general partner and to our common and Class B unitholders. KMR, our sole i-unitholder, received additional i-units based on the $0.96 cash distribution per common unit. We believe that future operating results will continue to support similar levels of quarterly cash and i-unit distributions; however, no assurance can be given that future distributions will continue at such levels.

          Additionally, on July 16, 2008, we declared a cash distribution of $0.99 per unit for the second quarter of 2008 (an annualized rate of $3.96 per unit). This distribution was 16% higher than the $0.85 per unit distribution we made for the second quarter of 2007. In November 2007, we announced that we expected to declare cash distributions of $4.02 per unit for 2008, an almost 16% increase over our cash distributions of $3.48 per unit for 2007. We now expect to exceed this distribution target for 2008; however, no assurance can be given that we will be able to exceed this level of distribution, and our expectation does not take into account any capital costs associated with financing the payment of reparations sought by shippers on our Pacific operations’ interstate pipelines.

          The incentive distribution that we paid on May 15, 2008 to our general partner (for the first quarter of 2008) was $185.8 million. Our general partner’s incentive distribution that we paid in May 2007 (for the first quarter of 2007) was $138.8 million. Our general partner’s incentive distribution for the distribution that we declared for the second quarter of 2008 will be $194.2 million, and our general partner’s incentive distribution for the distribution that we paid for the second quarter of 2007 was $147.6 million. The period-to-period increases in our general partner incentive distributions resulted from both increased cash distributions per unit and increases in the number of common units and i-units outstanding.

          Litigation and Environmental

          As of June 30, 2008, we have recorded a total reserve for environmental claims, without discounting and without regard to anticipated insurance recoveries, in the amount of $88.1 million. In addition, we have recorded a receivable of $30.2 million for expected cost recoveries that have been deemed probable. As of December 31, 2007, our environmental reserve totaled $92.0 million and our estimated receivable for environmental cost recoveries totaled $37.8 million, respectively. The reserve is primarily established to address and clean up soil and ground water impacts from former releases to the environment at facilities we have acquired or accidental spills or releases at facilities that we own. Reserves for each project are generally established by reviewing existing documents, conducting interviews and performing site inspections to determine the overall size and impact to the environment. Reviews are made on a quarterly basis to determine the status of the cleanup and the costs associated with the effort. In assessing environmental risks in conjunction with proposed acquisitions, we review records relating to environmental issues, conduct site inspections, interview employees, and, if appropriate, collect soil and groundwater samples.

          Additionally, as of June 30, 2008, and December 31, 2007, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $219.4 million and $247.9 million, respectively. The reserve is primarily related to various claims from lawsuits arising from our Pacific operations, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

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

          Certain Contractual Obligations

          Except as set forth under “—Midcontinent Express Pipeline LLC Debt” and under “—Senior Notes” in Note 7 to our consolidated financial statements included elsewhere in this report, there have been no material changes in our contractual obligations that would affect the disclosures presented as of December 31, 2007 in our 2007 Form 10-K.

          Off Balance Sheet Arrangements

          Except as set forth under “—Midcontinent Express Pipeline LLC Debt” in Note 7 to our consolidated financial statements included elsewhere in this report, there have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2007 in our 2007 Form 10-K.

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

Information Regarding Forward-Looking Statements

          This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

▪ price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, electricity, coal and other bulk materials and chemicals in North America;

▪ economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

▪ changes in our tariff rates implemented by the Federal Energy Regulatory Commission or the California Public Utilities Commission;

▪ our ability to acquire new businesses and assets and integrate those operations into our existing operations, as well as our ability to expand our facilities;

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

▪ crude oil and natural gas production from exploration and production areas that we serve, such as the Permian Basin area of West Texas, the U.S. Rocky Mountains and the Alberta oilsands;

▪ changes in laws or regulations, third-party relations and approvals, and decisions of courts, regulators and governmental bodies that may adversely affect our business or our ability to compete;

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

▪ our indebtedness, which could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, and/or place us at competitive disadvantages compared to our competitors that have less debt or have other adverse consequences;

▪ interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

▪ our ability to obtain insurance coverage without significant levels of self-retention of risk;

▪ acts of nature, sabotage, terrorism or other similar acts causing damage greater than our insurance coverage limits;

▪ capital markets conditions, inflation and interest rates;

▪ the political and economic stability of the oil producing nations of the world;

▪ national, international, regional and local economic, competitive and regulatory conditions and developments;

▪ our ability to achieve cost savings and revenue growth;

▪ foreign exchange fluctuations;

▪ the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

▪ the extent of our success in discovering, developing and producing oil and gas reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

▪ engineering and mechanical or technological difficulties that we may experience with operational equipment, in well completions and workovers, and in drilling new wells;

▪ the uncertainty inherent in estimating future oil and natural gas production or reserves;

▪ the ability to complete expansion projects on time and on budget;

▪ the timing and success of our business development efforts; and

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

          See Item 1A “Risk Factors” of our 2007 Form 10-K, and Part II, Item 1A “Risk Factors” of this report for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in both our 2007 Form 10-K and this report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2007, in Item 7A of our 2007 Form 10-K. For more information on our risk management activities, see Note 10 to our consolidated financial statements included elsewhere in this report.

Item 4. Controls and Procedures.

          As of June 30, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          As of June 30, 2008, we had outstanding $8,056.5 million of consolidated debt (excluding the value of interest rate swaps). This level of debt could have important consequences, such as:

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

          As of June 30, 2008, approximately 44.6% of our $8,056.5 million of consolidated debt was subject to variable interest rates, either as short-term or long-term variable rate debt obligations or as long-term fixed-rate debt converted to variable rates through the use of interest rate swaps. Should interest rates increase significantly, the amount of cash required to service this debt would increase. For information on our interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

*10. 1 –

First Amendment to Retention and Relocation Agreement, dated as of July 16, 2008, between Knight Inc. and Scott E. Parker (filed as Exhibit 10.1 to Kinder Morgan Energy Partners, L.P. Form 8-K, filed July 25, 2008).

11	— Statement re: computation of per share earnings.

12	— Statement re: computation of ratio of earnings to fixed charges.

18	— Letter re: change in accounting principle.

31.1 —	Certification by CEO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification by CFO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 —	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: August 6, 2008