Form 10-Q
period 2008-09-30
KINDER MORGAN ENERGY PARTNERS L P
filed 2008-11-05
CIK 888228

F O R M   10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number: 1-11234

KINDER MORGAN ENERGY PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE	76-0380342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The Registrant had 179,069,427 common units outstanding as of October 31, 2008.

KINDER MORGAN ENERGY PARTNERS, L.P.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions Except Per Unit Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Revenues
Natural gas sales	$2,183.3	$1,365.7	$6,369.2	$4,314.6
Services	700.2	624.1	2,053.7	1,776.8
Product sales and other	349.3	241.0	1,025.9	677.5

	3,232.8	2,230.8	9,448.8	6,768.9

Costs, Expenses and Other
Gas purchases and other costs of sales	2,179.4	1,371.7	6,405.7	4,296.0
Operations and maintenance	279.9	249.6	739.6	649.4
Fuel and power	73.6	60.7	208.5	171.3
Depreciation, depletion and amortization	166.8	138.0	490.5	401.8
General and administrative	73.1	63.0	222.7	222.7
Taxes, other than income taxes	48.0	38.9	147.0	112.0
Goodwill impairment expense	—	—	—	377.1
Other expense (income)	4.1	(2.5)	1.3	(11.9)

	2,824.9	1,919.4	8,215.3	6,218.4

Operating Income	407.9	311.4	1,233.5	550.5

Other Income (Expense)
Earnings from equity investments	34.6	15.8	118.5	51.4
Amortization of excess cost of equity investments	(1.4)	(1.4)	(4.3)	(4.3)
Interest, net	(98.3)	(102.4)	(293.8)	(290.3)
Other, net	4.3	5.0	30.5	9.4
Minority Interest	(3.1)	(2.4)	(11.2)	(4.4)

Income from Continuing Operations Before Income Taxes	344.0	226.0	1,073.2	312.3

Income Taxes	(14.2)	(20.8)	(35.8)	(36.4)

Income from Continuing Operations	329.8	205.2	1,037.4	275.9

Discontinued Operations (Note 2):
Income from operations of North System	—	8.6	—	21.1
Adjustment to gain on disposal of North System	—	—	1.3	—

Income from Discontinued Operations	—	8.6	1.3	21.1

Net Income	$329.8	$213.8	$1,038.7	$297.0

Calculation of Limited Partners’ interest in Net Income (Loss):
Income from Continuing Operations	$329.8	$205.2	$1,037.4	$275.9
Less: General Partner’s interest	(205.6)	(155.7)	(588.9)	(439.9)

Limited Partners’ interest	124.2	49.5	448.5	(164.0)
Add: Limited Partners’ interest in Discontinued Operations	—	8.5	1.3	20.9

Limited Partners’ interest in Net Income (Loss)	$124.2	$58.0	$449.8	$(143.1)

Basic and Diluted Limited Partners’ Net Income (Loss) per Unit:
Income (Loss) from Continuing Operations	$0.48	$0.21	$1.76	$(0.70)
Income from Discontinued Operations	—	0.03	—	0.09

Net Income (Loss)	$0.48	$0.24	$1.76	$(0.61)

Weighted average number of units used in computation of Limited Partners’ Net Income (Loss) per unit:
Basic	258.8	239.0	255.5	235.0

Diluted	258.8	239.0	255.5	235.1

Per unit cash distribution declared	$1.02	$0.88	$2.97	$2.56

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

	September 30,	December 31,

	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$52.8	$58.9
Restricted deposits	27.6	67.9
Accounts, notes and interest receivable, net
Trade	961.1	960.2
Related parties	13.9	3.6
Inventories
Products	22.5	19.5
Materials and supplies	21.7	18.3
Gas imbalances
Trade	6.3	21.2
Related parties	—	5.7
Other current assets	66.3	54.4

	1,172.2	1,209.7

Property, Plant and Equipment, net	12,982.7	11,591.3
Investments	943.0	655.4
Notes receivable
Trade	0.1	0.1
Related parties	192.7	87.9
Goodwill	1,087.7	1,077.8
Other intangibles, net	209.5	238.6
Deferred charges and other assets	451.0	317.0

Total Assets	$17,038.9	$15,177.8

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable
Cash book overdrafts	$70.7	$19.0
Trade	824.6	926.7
Related parties	22.5	22.6
Current portion of long-term debt	284.7	610.2
Accrued interest	65.9	131.2
Accrued taxes	92.6	73.8
Deferred revenues	29.9	22.8
Gas imbalances
Trade	11.8	23.7
Related parties	8.0	—
Accrued other current liabilities	811.4	728.3

	2,222.1	2,558.3

Long-Term Liabilities and Deferred Credits
Long-term debt
Outstanding	8,056.2	6,455.9
Value of interest rate swaps	213.0	152.2

	8,269.2	6,608.1
Deferred revenues	16.4	14.2
Deferred income taxes	209.3	202.4
Asset retirement obligations	74.2	50.8
Other long-term liabilities and deferred credits	1,427.0	1,254.1

	9,996.1	8,129.6

Commitments and Contingencies (Note 3)
Minority Interest	57.9	54.2

Partners’ Capital
Common Units	3,430.4	3,048.4
Class B Units	98.4	102.0
i-Units	2,562.3	2,400.8
General Partner	193.4	161.1
Accumulated other comprehensive loss	(1,521.7)	(1,276.6)

	4,762.8	4,435.7

Total Liabilities and Partners’ Capital	$17,038.9	$15,177.8

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Increase/Decrease) in Cash and Cash Equivalents in Millions)
(Unaudited)

	Nine Months Ended September 30,

	2008	2007

Cash Flows From Operating Activities
Net Income	$1,038.7	$297.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	490.5	408.8
Amortization of excess cost of equity investments	4.3	4.3
Impairment of goodwill	—	377.1
Income from (i) the sale of property, plant and equipment; (ii) the sale of investments; and (iii) property casualty indemnifications	(13.0)	(12.2)
Earnings from equity investments	(118.5)	(53.2)
Distributions from equity investments	115.3	87.9
Proceeds from termination of interest rate swap agreement	—	15.0
Changes in components of working capital:
Accounts receivable	(13.6)	210.6
Other current assets	11.1	4.0
Inventories	(6.8)	1.8
Accounts payable	(90.6)	(136.6)
Accrued interest	(65.3)	(17.0)
Accrued liabilities	68.4	(11.6)
Accrued taxes	18.9	57.6
Rate reparations, refunds and other litigation reserve adjustments	(10.7)	—
Other, net	4.4	21.2

Net Cash Provided by Operating Activities	1,433.1	1,254.7

Cash Flows From Investing Activities
Acquisitions of assets and investments	(9.0)	(161.7)
Repayment (Payment) for Trans Mountain Pipeline	23.4	(549.1)
Additions to property, plant and equip. for expansion and maintenance projects	(1,914.4)	(1,142.9)
Sale of property, plant and equipment, and other net assets net of removal costs	48.8	11.6
Property casualty indemnifications	—	8.0
Net proceeds from (Investments in) margin deposits	40.3	(40.3)
Contributions to equity investments	(341.6)	(46.6)
Distributions from equity investments	89.1	—
Natural gas stored underground and natural gas liquids line-fill	(2.5)	12.3

Net Cash Used in Investing Activities	(2,065.9)	(1,908.7)

Cash Flows From Financing Activities
Issuance of debt	6,575.7	6,206.6
Payment of debt	(5,293.8)	(4,941.0)
Repayments from related party	1.8	2.2
Debt issue costs	(11.2)	(13.5)
Increase (Decrease) in cash book overdrafts	51.7	(9.3)
Proceeds from issuance of common units	384.3	—
Proceeds from issuance of i-units	—	297.9
Contributions from minority interest	6.7	4.8
Distributions to partners:
Common units	(501.9)	(409.1)
Class B units	(15.2)	(13.3)
General Partner	(557.6)	(410.3)
Minority interest	(13.9)	(11.9)
Other, net	3.1	0.1

Net Cash Provided by Financing Activities	629.7	703.2

Effect of exchange rate changes on cash and cash equivalents	(3.0)	2.5

Increase (Decrease) in Cash and Cash Equivalents	(6.1)	51.7
Cash and Cash Equivalents, beginning of period	58.9	6.7

Cash and Cash Equivalents, end of period	$52.8	$58.4

Noncash Investing and Financing Activities:
Assets acquired by the assumption or incurrence of liabilities	$3.4	$19.5
Assets acquired/Liabilities settled by the issuance of units	$116.0	$15.0

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

          We believe, however, that our disclosures are adequate to make the information presented not misleading. Our consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our financial results for the interim periods. You should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, referred to in this report as our 2007 Form 10-K.

          Knight Inc. (formerly known as Kinder Morgan, Inc.), Kinder Morgan G.P., Inc. and Kinder Morgan Management, LLC

          Knight Inc., referred to as “Knight” in this report, is a private company owned by investors led by Richard D. Kinder, Chairman and Chief Executive Officer of Kinder Morgan G.P., Inc. (our general partner), and Kinder Morgan Management, LLC (our general partner’s delegate). Additional investors in Knight include, among others, certain members of Knight’s senior management, most of whom are also senior officers of our general partner and of its delegate. Before completing its going-private transaction on May 30, 2007, and subsequently being renamed, Knight was known as Kinder Morgan, Inc., a Kansas corporation referred to as “KMI” in this report.

          Knight indirectly owns all the common stock of our general partner. On July 27, 2007, our general partner issued and sold 100,000 shares of Series A fixed-to-floating rate term cumulative preferred stock due 2057. The consent of holders of a majority of these preferred shares is required with respect to a commencement of or a filing of a voluntary bankruptcy proceeding with respect to us or two of our subsidiaries, SFPP, L.P. and Calnev Pipe Line LLC.

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

          Also, prior to the third quarter of 2008, we reported five business segments: Products Pipelines; Natural Gas Pipelines; CO2; Terminals; and Trans Mountain. As discussed in Note 2 below, we acquired (i) a one-third interest in the Express pipeline system; and (ii) the Jet Fuel pipeline system from Knight on August 28, 2008, and following the acquisition of these businesses, the operations of our Trans Mountain, Express and Jet Fuel pipeline systems have been combined to represent the “Kinder Morgan Canada” segment. For more information on our reportable business segments, see Note 11.

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

2.	Acquisitions, Joint Ventures and Divestitures

          Acquisitions from Unrelated Entities

          During the first nine months of 2008, we recorded purchase price adjustments related to two separate previously completed business acquisitions involving unrelated (third-party) entities, and we made a preliminary purchase price allocation related to a third business acquisition. These three acquisitions were accounted for as business combinations according to the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.” SFAS No. 141 requires business combinations involving unrelated entities to be accounted for using the purchase method of accounting, which establishes a new basis of accounting for the purchased assets and liabilities—the acquirer records all the acquired assets and assumed liabilities at their estimated fair market values (not the acquired entity’s book values) as of the acquisition date.

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

          In the first half of 2008, we made our final purchase price adjustments to reflect final fair value of acquired assets and final expected value of assumed liabilities. Our adjustments increased “Property, Plant and Equipment, net” by $2.7 million, reduced working capital balances by $1.6 million, and increased long-term liabilities by $1.1 million. Based on our estimate of fair market values, we allocated $53.4 million of our combined purchase price to “Property, Plant and Equipment, net,” and $6.1 million to items included within “Current Assets.”

          Marine Terminals, Inc. Assets

          Effective September 1, 2007, we acquired certain bulk terminals assets from Marine Terminals, Inc. for an aggregate consideration of $102.1 million, consisting of $100.8 million in cash and assumed liabilities of $1.3 million. The acquired assets and operations are primarily involved in the handling and storage of steel and alloys. The operations consist of two separate facilities located in Blytheville, Arkansas, and individual terminal facilities located in Decatur, Alabama; Hertford, North Carolina; and Berkley, South Carolina. Combined, the five facilities handle approximately 13.5 million tons of alloys and steel products annually and also provide stevedoring and harbor services, scrap handling, and scrap processing services to customers in the steel and alloys industry. The acquisition both expanded and complemented our existing ferro alloy terminal operations and will provide customers further access to our growing national network of marine and rail terminals. All of the acquired assets are included in our Terminals business segment.

          In the first nine months of 2008, we paid an additional $0.5 million for purchase price settlements, and we made purchase price adjustments to reflect final fair value of acquired assets and final expected value of assumed liabilities. Our 2008 adjustments primarily reflected changes in the allocation of the purchase cost to intangible assets acquired. Based on our estimate of fair market values, we allocated $60.8 million of our combined purchase price to “Property, Plant and Equipment, net;” $21.7 million to “Other intangibles, net;” $18.6 million to “Goodwill;” and $1.0 million to “Other current assets” and “Deferred charges and other assets.”

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

          Wilmington, North Carolina Liquids Terminal

          On August 15, 2008, we purchased certain terminal assets from Chemserve, Inc. for an aggregate consideration of $12.7 million, consisting of $11.8 million in cash and $0.9 million in assumed liabilities. The liquids terminal facility is located in Wilmington, North Carolina and stores petroleum products and chemicals. The terminal includes significant transportation infrastructure, and provides liquid and heated storage and custom tank blending capabilities for agricultural and chemical products. The acquisition both expanded and complemented our existing Mid-Atlantic region terminal operations, and all of the acquired assets are included in our Terminals business segment. In the third quarter of 2008, we made a preliminary allocation of our purchase price to reflect the fair value of assets acquired; however, we expect to make our final purchase price allocation in the fourth quarter of 2008, including a final allocation to “Goodwill”.

          Pro Forma Information

          Pro forma consolidated income statement information that gives effect to all of the acquisitions we have made and all of the joint ventures we have entered into since January 1, 2007 as if they had occurred as of January 1, 2007 is not presented because it would not be materially different from the information presented in our accompanying consolidated statements of income.

          Acquisitions from Knight

          According to the provisions of Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” effective January 1, 2006, Knight (which indirectly owns all the common stock of our general partner) was deemed to have control over us and no longer accounted for its investment in us under the equity method of accounting. Instead, as of this date, Knight included our accounts, balances and results of operations in its consolidated financial statements and, as required by the provisions of SFAS No. 141, we accounted for each of the two separate acquisitions discussed below as transfers of net assets between entities under common control.

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

          The Trans Mountain pipeline system, which transports crude oil and refined products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia and the state of Washington, completed a pump station expansion in April 2007 that increased pipeline throughput capacity to approximately 260,000 barrels per day. An additional expansion that increased pipeline capacity by 25,000 barrels per day was completed and began service on May 1, 2008. We completed construction on a final 15,000 barrel per day expansion on October 30, 2008, and total pipeline capacity is now approximately 300,000 barrels per day.

          In addition, because Trans Mountain’s operations are managed separately, involve different products and marketing strategies, and produce discrete financial information that is separately evaluated internally by our management, we identified our Trans Mountain pipeline system as a separate reportable business segment prior to the third quarter of 2008. Following the acquisition of our interests in the Express and Jet Fuel pipeline systems on August 28, 2008, discussed following, we combined the operations of our Trans Mountain, Express and Jet Fuel pipeline systems to represent the “Kinder Morgan Canada” segment.

          Express and Jet Fuel Pipeline Systems

          Effective August 28, 2008, we acquired Knight’s 33 1/3% ownership interest in the Express pipeline system. The pipeline system is a batch-mode, common-carrier, crude oil pipeline system consisting of both the Express Pipeline and the Platte Pipeline (collectively referred to in this report as the Express pipeline system). We also acquired Knight’s full ownership of an approximately 25-mile jet fuel pipeline that serves the Vancouver International Airport, located in Vancouver, British Columbia, Canada (referred to in this report as the Jet Fuel pipeline system). As consideration for these assets, we paid to Knight approximately 2.0 million common units, valued at $116.0 million. The acquisition complemented our existing Canadian pipeline system (Trans Mountain), and all of the acquired assets (including an acquired cash balance of $7.4 million) are included in our Kinder Morgan Canada business segment.

          The Express Pipeline is a 780-mile, 24-inch diameter pipeline that begins at the crude oil pipeline hub at Hardisty, Alberta and terminates at the Casper, Wyoming facilities of the Platte Pipeline, and includes related metering and storage facilities, including tanks and pump stations. It has a design capacity of approximately 280,000 barrels per day. The Platte Pipeline is a 926-mile, 20-inch diameter pipeline that runs from the crude oil pipeline hub at Casper, Wyoming to refineries and interconnecting pipelines in the Wood River, Illinois area, and includes related pumping and storage facilities, including tanks. The Platte Pipeline has a capacity of approximately 150,000 barrels per day when shipping heavy oil. We now operate the Express pipeline system, and we account for our 33 1/3% ownership in the system under the equity method of accounting. In addition to our 33 1/3% equity ownership, our investment in Express includes an investment in unsecured debenture bonds issued by Express Holdings U.S. L.P., the partnership that maintains ownership of the U.S. portion of the Express pipeline system. For more information on this long-term note receivable, see Note 13.

          When accounting for transfers of net assets between entities under common control, the purchase cost provisions (as they relate to purchase business combinations involving unrelated entities) of SFAS No. 141 explicitly do not apply; instead the method of accounting prescribed by SFAS No. 141 for such net asset transfers is similar to the pooling-of-interests method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity, and no other assets or liabilities are recognized as a result of the combination (that is, no recognition is made for a purchase premium or discount representing any difference between the consideration paid and the book value of the net assets acquired).

          Therefore, in each of these two business acquisitions from Knight, we recognized the assets and liabilities acquired at their carrying amounts (historical cost) in the accounts of Knight (the transferring entity) at the date of transfer. The accounting treatment for combinations of entities under common control is consistent with the concept of poolings as combinations of common shareholder (or unitholder) interests, as the carrying amount of the assets and liabilities transferred to us were carried forward to our balance sheet, and all of the acquired equity accounts were also carried forward intact initially, and subsequently adjusted due to differences between (i) the consideration we paid for the acquired net assets; and (ii) the book value (carrying value) of the acquired net assets.

          In addition to requiring that assets and liabilities be carried forward at historical costs, SFAS No. 141 also prescribes that for transfers of net assets between entities under common control, all financial statements presented be combined as of the date of common control, and all financial statements and financial information presented for prior periods should be restated to furnish comparative information. However, based upon our management’s consideration of all of the quantitative and qualitative aspects of the transfer of the interests in the Express and Jet Fuel pipeline system net assets from Knight to us, we determined that the presentation of combined financial statements which include the financial information of the Express and Jet Fuel pipeline systems would not be materially different from financial statements which did not include such information and accordingly, we elected not to include the financial information of the Express and Jet Fuel pipeline systems in our consolidated financial statements for any periods prior to the transfer date of August 28, 2008.

          Our consolidated financial statements and all other financial information included in this report therefore, have been prepared assuming that:

▪

the transfer of the Trans Mountain pipeline system net assets from Knight to us had occurred at the date when both Trans Mountain and we met the accounting requirements for entities under common control (January 1, 2006); and

▪

the transfer of both the 33 1/3% interest in the Express pipeline system net assets and the Jet Fuel pipeline system net assets from Knight to us had occurred at the date of transfer (August 28, 2008).

          Since our 2007 consolidated results of operations include Trans Mountain’s results of operations, we have included Knight’s recognition of a $377.1 million goodwill impairment of Trans Mountain recorded in the first quarter of 2007 in our results of operations. We reported this expense separately as “Goodwill impairment expense”

in our accompanying consolidated statement of income for the nine months ended September 30, 2007. For more information on this impairment expense, see Note 6.

          Joint Ventures

          Rockies Express Pipeline LLC

          In the first nine months of 2008, we made capital contributions of $306.0 million to West2East Pipeline LLC (the sole owner of Rockies Express Pipeline LLC) to partially fund its Rockies Express Pipeline construction costs. We included this cash contribution as an increase to “Investments” in our accompanying consolidated balance sheet as of September 30, 2008, and we included it within “Contributions to equity investments” in our accompanying consolidated statement of cash flows for the nine months ended September 30, 2008. We own a 51% equity interest in West2East Pipeline LLC.

          On June 24, 2008, Rockies Express completed a private offering of an aggregate of $1.3 billion in principal amount of fixed rate senior notes. Rockies Express received net proceeds of approximately $1.29 billion from this offering, after deducting the initial purchasers’ discount and estimated offering expenses, and virtually all of the net proceeds from the sale of the notes were used to repay short-term commercial paper borrowings.

          All payments of principal and interest in respect of these senior notes are the sole obligation of Rockies Express. Noteholders will have no recourse against us, Sempra Energy or ConocoPhillips (the two other member owners of West2East Pipeline LLC), or against any of our or their respective officers, directors, employees, shareholders, members, managers, unitholders or affiliates for any failure by Rockies Express to perform or comply with its obligations pursuant to the notes or the indenture.

          Midcontinent Express Pipeline LLC

          In the first nine months of 2008, we made capital contributions of $27.5 million to Midcontinent Express Pipeline LLC to partially fund its Midcontinent Express Pipeline construction costs. We included this cash contribution as an increase to “Investments” in our accompanying consolidated balance sheet as of September 30, 2008, and we included it within “Contributions to equity investments” in our accompanying consolidated statement of cash flows for the nine months ended September 30, 2008. We own a 50% equity interest in West2East Pipeline LLC.

          We also received, in the first nine months of 2008, an $89.1 million return of capital from Midcontinent Express Pipeline LLC. In February 2008, Midcontinent entered into and then made borrowings under a new $1.4 billion three-year, unsecured revolving credit facility due February 28, 2011. Midcontinent then made distributions (in excess of cumulative earnings) to its two member owners to reimburse them for prior contributions made to fund its pipeline construction costs, and we reflected this cash receipt separately within the investing section of our accompanying consolidated statement of cash flows.

          Fayetteville Express Pipeline LLC

          On October 1, 2008, we announced that we have entered into a 50/50 joint venture with Energy Transfer Partners, L.P. to build and develop the Fayetteville Express Pipeline, a new natural gas pipeline that will provide shippers in the Arkansas Fayetteville Shale area with takeaway natural gas capacity, added flexibility, and further access to growing markets. Fayetteville Express Pipeline LLC will construct the approximately 185-mile pipeline, which will originate in Conway County, Arkansas, continue eastward through White County, Arkansas, and terminate at an interconnect with Trunkline Gas Company’s pipeline in Quitman County, Mississippi. The new pipeline will also interconnect with Natural Gas Pipeline Company of America LLC’s pipeline in White County, Arkansas; Texas Gas Transmission LLC’s pipeline in Coahoma County, Mississippi; and ANR Pipeline Company’s pipeline in Quitman County, Mississippi. Natural Gas Pipeline Company of America’s pipeline is operated and 20% owned by Knight.

          The Fayetteville Express Pipeline will have an initial capacity of 2.0 billion cubic feet of natural gas per day. Pending necessary regulatory approvals, the approximately $1.3 billion pipeline project is expected to be in service by late 2010 or early 2011. Fayetteville Express Pipeline LLC has secured binding 10-year commitments totaling approximately 1.85 billion cubic feet per day, and in order to gauge further shipper interest, it is conducting a binding open season from October 8 through November 7, 2008. Depending on shipper support during the open season, capacity on the proposed pipeline may be increased.

          Divestitures

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

(ii) total physical product liquids inventory and inventory obligations for certain liquids products; and (iii) the allocation of pre-acquisition investee distributions. Based primarily upon these adjustments, which were below the amounts reserved, we recognized an additional gain of $1.3 million in the first nine months of 2008, and we reported this gain separately as “Adjustment to gain on disposal of North System” within the discontinued operations section of our accompanying consolidated statement of income for the nine months ended September 30, 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Operating revenues	$—	$14.4	$—	$41.1
Operating expenses	—	(4.1)	—	(14.8)
Depreciation and amortization	—	(2.3)	—	(7.0)
Earnings from equity investments	—	0.6	—	1.8

Income from operations	—	8.6	—	21.1
Gain on disposal	—	—	1.3	—

Earnings from Discontinued Operations	$—	$8.6	$1.3	$21.1

          Additionally, in our accompanying consolidated statement of cash flows for the nine months ended September 30, 2007, we elected not to present separately the North System’s operating and investing cash flows as discontinued operations, and, because the sale of the North System does not change the structure of our internal organization in a manner that causes a change to our reportable business segments pursuant to the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have included the North System’s financial results within our Products Pipelines business segment disclosures presented in this report for the three and nine months ended September 30, 2007.

          Thunder Creek Gas Services, LLC

          Effective April 1, 2008, we sold our 25% ownership interest in Thunder Creek Gas Services, LLC to PVR Midstream LLC, a subsidiary of Penn Virginia Corporation. Prior to the sale, we accounted for our investment in Thunder Creek Gas Services, LLC, referred to in this report as Thunder Creek, under the equity method of accounting and included its financial results within our Natural Gas Pipelines business segment. In the second quarter of 2008, we received cash proceeds, net of closing costs and settlements, of approximately $50.7 million for our investment, and we recognized a gain of $13.0 million with respect to this transaction. We used the proceeds from this sale to reduce the outstanding balance on our commercial paper borrowings, and we included the amount of the gain within the caption “Other, net” in our accompanying consolidated statement of income for the nine months ended September 30, 2008.

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

3.	Litigation, Environmental and Other Contingencies

          Below is a brief description of our ongoing material legal proceedings, including any material developments that occurred in such proceedings during the three months ended September 30, 2008. Additional information with respect to these proceedings can be found in Note 16 to our audited financial statements that were filed with our 2007 Form 10-K and in our subsequently filed quarterly reports on Form 10-Q. This Note also contains a description of any material legal proceedings that were initiated against us during the three months ended September 30, 2008.

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

          In May 2005, the FERC issued a statement of general policy stating it will permit pipelines to include in cost of service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the revised policy is generally favorable for pipelines that are organized as tax pass-through entities, it still entails rate risk due to the case-by-case review requirement.

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

          Following are a summary of developments during the third quarter of 2008 and a listing of certain active FERC proceedings pertaining to our Pacific operations:

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

Proceeding involving shipper complaints against rates charged prior to April 1, 1999 at SFPP’s Watson Station drain-dry facilities. A settlement reserved the issue of whether reparations were owed for the period prior to April 1, 1999. On February 12, 2008, the FERC ruled that SFPP owed reparations for shipments prior to April 1, 1999, and in March 2008, SFPP made required reparation payments of $23.3 million. SFPP filed a petition for review of the February 12, 2008 order at the D.C. Court, and the case is now being briefed;

▪	FERC Docket No. OR96-2, et al.—Complainants/Protestants: All Shippers except Chevron (which is an intervenor)—Defendant: SFPP

Consolidated proceeding involving shipper complaints against all SFPP rates. All six issues (and others) described above are involved in these proceedings. Portions of this proceeding were appealed (and re-appealed) to the D.C. Court and remanded to the FERC. Portions of this proceeding are currently being held in abeyance by the D.C. Court pending completion of agency proceedings. The FERC issued an Order on Rehearing, Remand, Compliance, and Tariff Filings on December 26, 2007, which denied the requests for a hearing and ruled on SFPP’s March 7, 2006 compliance filing and remand issues. The FERC, inter alia, affirmed its income tax allowance policy and further clarified the implementation of that policy with respect to SFPP, and required SFPP to file a compliance filing. On February 15, 2008, the FERC issued an order granting and denying rehearing regarding certain findings in the December 2007 order. On May 2, 2008, the FERC issued an order reopening the record for a paper hearing on issues related to rate of return on equity applicable to the Sepulveda Line service in light of the FERC’s policy statement issued in April of 2008 regarding the methodology for determining returns on equity. The parties have filed a settlement regarding the sole issue of the numeric value of the rate of return on equity to be applied in this proceeding with respect to the Sepulveda Line service that, upon approval by the FERC, would obviate the need for the paper hearing;

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

Complaint alleges that West Line and Watson Station rates are unjust and unreasonable. Unsettled Watson Station issues severed and consolidated into a proceeding focused only on Watson-related issues which has now been settled (see above under FERC Docket No. OR92-8-025). The FERC has set the complaints against the West Line rates for hearing (see below under FERC Docket Nos. OR03-5-000, OR05-4, and OR05-5);

▪	FERC Docket Nos. OR03-5, OR05-4 and OR05-5—Complainants/Protestants: BP WCP; ExxonMobil; and ConocoPhillips (other shippers intervened)—Defendant: SFPP

Complaints allege that SFPP’s interstate rates are not just and reasonable. The portion of the complaints challenging SFPP’s West Line and East Line rates (OR03-5-000) is scheduled for hearing in November of 2008. A hearing was held in May of 2008 regarding the portion of the complaints challenging SFPP’s North Line and Oregon Line rates (see below under FERC Docket No. OR03-5-001);

▪	FERC Docket No. OR03-5-001—Complainants/Protestants: BP WCP; ExxonMobil; and ConocoPhillips (other shippers intervened)—Defendant: SFPP

The FERC severed the portions of the complaints in Docket Nos. OR03-5, OR05-4, and OR05-5 regarding SFPP’s North and Oregon Line rates into a separate proceeding in Docket No. OR03-5-001. A hearing was held in May 2008 and an initial decision is expected in December of 2008;

▪	FERC Docket No. OR07-1—Complainant/Protestant: Tesoro—Defendant: SFPP

Complaint alleges that SFPP’s North Line rates are not just and reasonable. The FERC is holding the complaint in abeyance pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C. Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy;

▪	FERC Docket No. OR07-2—Complainant/Protestant: Tesoro—Defendant: SFPP

Complaint alleges that SFPP’s West Line rates are not just and reasonable. The FERC is holding the complaint in abeyance pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C. Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy. A request that the FERC set the complaint for hearing – which SFPP opposed – is pending before the FERC;

▪	FERC Docket No. OR07-3—Complainants/Protestants: BP WCP; Chevron; ExxonMobil; Tesoro; and Valero Marketing—Defendant: SFPP

Complaint alleges that SFPP’s North Line indexed rate increase was not just and reasonable. The FERC dismissed the complaint and denied rehearing. Petitions for review were filed by BP WCP and ExxonMobil at the D.C. Court. This proceeding is currently in abeyance pending a decision by the D.C. Court in the Tesoro review proceeding related to Docket No. OR07-16.

▪	FERC Docket No. OR07-4—Complainants/Protestants: BP WCP; Chevron; and ExxonMobil—Defendants: SFPP; Kinder Morgan G.P., Inc.; and Knight Inc.

Complaint alleges that SFPP’s rates are not just and reasonable. The FERC is holding the complaint in abeyance pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C. Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy. Complainants have withdrawn the portions of the complaint directed to SFPP’s affiliates;

▪	FERC Docket Nos. OR07-5 and OR07-7 (consolidated)—Complainants/Protestants: ExxonMobil and Tesoro—Defendants: Calnev; Kinder Morgan G.P., Inc.; and Knight Inc.

Complaints allege that none of Calnev’s current rates are just or reasonable. On July 19, 2007, the FERC accepted and held in abeyance the portion of the complaints against the non-grandfathered portion of Calnev’s rates, dismissed with prejudice the complaints against Calnev’s affiliates, and allowed complainants to file amended complaints regarding the grandfathered portion of Calnev’s rates. Pursuant to a settlement, ExxonMobil filed a notice in April of 2008 withdrawing its complaint in Docket No. OR07-5 and its motion to intervene in Docket No. OR07-7. Tesoro’s complaint in Docket No. OR07-7 is still pending before the FERC;

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

▪	FERC Docket Nos. OR07-8 and OR07-11 (consolidated)—Complainants/Protestants: BP WCP and ExxonMobil —Defendant: SFPP

Complaints allege that SFPP’s 2005 indexed rate increase was not just and reasonable. Although the FERC dismissed challenges to SFPP’s underlying rate, the FERC declined to dismiss the portion of the OR07-8 Complaint addressing SFPP’s July 1, 2005 index-based rate increases. A settlement has been certified to the FERC, and FERC action on the settlement is pending;

▪	FERC Docket No. OR07-9—Complainant/Protestant: BP WCP—Defendant: SFPP

Complaint alleges that SFPP’s ultra low sulphur diesel (ULSD) recovery fee violates the filed rate doctrine and that, in any event, the recovery fee is unjust and unreasonable. Following dismissal of the complaint by FERC, BP WCP filed a petition for review which the D.C. Court dismissed in March of 2008;

▪	FERC Docket No. OR07-14—Complainants/Protestants: BP WCP and Chevron—Defendants: SFPP; Calnev, and several affiliates

Complaint alleges violations of the Interstate Commerce Act and FERC’s cash management regulations, seeks review of the FERC Form 6 annual reports of SFPP and Calnev, and again requests interim refunds and reparations. The FERC dismissed the complaints, but directed SFPP and Calnev to review their cash management agreements and records to confirm compliance with FERC requirements and to make corrections, if necessary. Cash management agreements have been filed in compliance with the FERC’s directive;

▪	FERC Docket No. OR07-16—Complainant/Protestant: Tesoro—Defendant: Calnev

Complaint challenges Calnev’s 2005, 2006, and 2007 indexing adjustments. The FERC dismissed the complaint. A petition for review was filed at the D.C. Court by Tesoro, briefing is complete, and oral argument is scheduled for November 18, 2008;

▪	FERC Docket No. OR07-18—Complainants/Protestants: Airline Complainants; Chevron; and Valero Marketing—Defendant: Calnev

Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. In December 2007, the FERC issued an order accepting and holding in abeyance the portion of the complaint against the non-grandfathered portion of Calnev’s rates. Pursuant to a FERC order, an amended complaint regarding the grandfathering issue has been filed. The FERC has not acted on the amended complaint;

▪	FERC Docket No. OR07-19—Complainant/Protestant: ConocoPhillips—Defendant: Calnev

Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. In December 2007, the FERC issued an order accepting and holding in abeyance the portion of the complaint against the non-grandfathered portion of Calnev’s rates. Pursuant to a FERC order, an amended complaint regarding the grandfathering issue has been filed. The FERC has not acted on the amended complaint;

▪	FERC Docket No. OR07-20—Complainant/Protestant: BP WCP—Defendant: SFPP

Complaint alleges that SFPP’s 2007 indexed rate increase was not just and reasonable. The FERC dismissed the complaint and complainant filed a request for rehearing. Prior to a FERC ruling on the request for rehearing, the parties reached a settlement. In February 2008, FERC accepted a joint offer of settlement that dismissed, with prejudice, the East Line index rate portion of the complaint in OR07-20 for the period from June 1, 2006 through and to November 30, 2007. Petition for review was filed by BP WCP at the D.C. Court. This proceeding is currently in abeyance pending a decision by the D.C. Court in the Tesoro review proceeding related to Docket No. OR07-16;

▪	FERC Docket No. OR07-22—Complainant/Protestant: BP WCP—Defendant: Calnev

Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. Pursuant to a FERC order, an amended complaint regarding the grandfathering issue has been filed, but the FERC has not acted on the amended complaint;

▪	FERC Docket No. OR08-13—Complainants/Protestants: BP WCP and ExxonMobil—Defendant: SFPP

Complaint alleges that all of SFPP’s rates are unjust and unreasonable. SFPP filed an answer on August 28, 2008. The FERC has not acted on the complaint. A settlement has been filed with the FERC with respect to the East Line portion of this complaint, and FERC action on the settlement is pending;

▪	FERC Docket No. OR08-15—Complainants/Protestants: BP WCP and ExxonMobil—Defendant: SFPP
Complaint challenges SFPP’s indexing adjustments that went into effect on July 1, 2008. SFPP filed an answer on September 8, 2008. The FERC has not acted on the complaint. A settlement has been filed with the FERC with respect to the East Line portion of this complaint, and FERC action on the settlement is pending;

▪	FERC Docket No. IS05-230 (North Line rate case)—Complainants/Protestants: Shippers—Defendant: SFPP

SFPP filed to increase North Line rates to reflect increased costs due to installation of new pipe between Concord and Sacramento, California. Various shippers protested. Administrative law judge’s decision is pending before the FERC on exceptions. On August 31, 2007, BP WCP and ExxonMobil filed a motion to reopen the record on the issue of SFPP’s appropriate rate of return on equity, which SFPP answered on September 18, 2007. On May 2, 2008, the FERC issued an order reopening the record in Docket No. IS05-230 for a paper hearing on issues related to rate of return on equity in light of the FERC’s policy statement issued in April of 2008 regarding the methodology for determining returns on equity. The parties have filed a settlement regarding the sole issue of the numeric value of the rate of return on equity to be applied in this proceeding that, upon approval by the FERC, would obviate the need for the paper hearing;

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

SFPP filed to increase East Line rates to reflect increased costs due to installation of new pipe between El Paso, Texas and Tucson, Arizona. Various shippers protested. This proceeding has been resolved by a settlement that has been approved by the FERC. SFPP made the payments to the parties to the settlement on April 8, 2008 and certified to the FERC that such payments were made on April 9, 2008;

▪	FERC Docket No. IS06-296—Complainant/Protestant: ExxonMobil—Defendant: Calnev

Calnev increased its interstate rates pursuant to the FERC’s indexing methodology. ExxonMobil protested the indexing adjustment. This proceeding has been resolved by a settlement. On April 18, 2008, ExxonMobil filed a notice withdrawing its protest in Docket No. IS06-296;

▪	FERC Docket No. IS06-356—Complainants/Protestants: Shippers—Defendant: SFPP

SFPP filed to increase certain rates on its pipelines pursuant to FERC’s indexing methodology. Various shippers protested. The FERC generally found the tariff filings consistent with its regulations but rescinded the index increase for the East Line rates. SFPP requested rehearing regarding the FERC’s decision as to the East Line rates, which the FERC denied. In February 2008, the FERC accepted a joint offer of settlement which, among other things, resolved all protests and complaints related to the East Line 2006 indexing adjustment. SFPP made the payments to the parties to the settlement on April 8, 2008;

▪	FERC Docket No. IS07-137 (Ultra Low Sulfur Diesel (ULSD) surcharge)—Complainants/Protestants: Shippers—Defendant: SFPP

SFPP filed tariffs reflecting a ULSD recovery fee on diesel products and a ULSD litigation surcharge, and various shippers protested the tariffs. The FERC accepted, subject to refund, the ULSD recovery fee and rejected the ULSD litigation surcharge. Chevron and Tesoro filed requests for rehearing, which the FERC denied by operation of law. BP WCP petitioned the D.C. Court for review of the FERC’s denial, the FERC filed a motion to dismiss, and the D.C. Court granted the FERC’s motion. In May 2008, the FERC set this proceeding for hearing and initiated settlement proceedings which have resulted in a settlement in principle between the parties;

▪	FERC Docket No. IS07-229—Complainants/Protestants: BP WCP and ExxonMobil—Defendant: SFPP

SFPP filed to increase certain rates on its pipelines pursuant to the FERC’s indexing methodology. Two shippers filed protests. The FERC found the tariff filings consistent with its regulations but suspended the increased rates subject to refund pending challenges to SFPP’s underlying rates. In February 2008, the FERC accepted a joint offer of settlement which, among other things, resolved all protests and complaints related to the East Line 2007 indexing adjustments. In April 2008, SFPP certified payments under the settlement agreement;

▪	FERC Docket No. IS07-234—Complainants/Protestants: BP WCP and ExxonMobil—Defendant: Calnev

Calnev filed to increase certain rates on its pipeline pursuant to FERC’s indexing methodology. Two shippers protested. The FERC found the tariff filings consistent with its regulations but suspended the increased rates subject to refund pending challenges to SFPP’s underlying rates. Calnev and ExxonMobil reached an agreement to settle this and other dockets. On April 18, 2008, ExxonMobil filed a notice withdrawing its protest in Docket No. IS07-234;

▪	FERC Docket No. IS08-28—Complainants/Protestants: ConocoPhillips; Chevron; BP WCP; ExxonMobil; Southwest Airlines; Western; and Valero—Defendant: SFPP

SFPP filed to increase its East Line rates based on costs incurred related to an expansion. Various shippers filed protests. Docket No. IS08-389 has been consolidated with this proceeding. A settlement in principle has been reached. A settlement has been filed with the FERC, and FERC action on the settlement is pending;

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

SFPP filed to decrease rates on its East Line. In July of 2008, various shippers protested, claiming that the rates should have been further decreased. On July 29, 2008, the FERC accepted and suspended the tariff, subject to refund, to become effective August 1, 2008, consolidated the proceeding with Docket No. IS08-28, and held in abeyance further action pending the outcome of settlement negotiations. A settlement in principle has been reached. A settlement has been filed with the FERC, and FERC action on the settlement is pending;

▪	FERC Docket No. IS08-390—Complainants/Protestants: BP WCP, ExxonMobil, ConocoPhillips, Valero, Chevron, the Airlines—Defendant: SFPP

SFPP filed to increase rates on its West Line. In July of 2008, various shippers protested, claiming that the rates are unjust and unreasonable. On July 29, 2008, the FERC suspended the tariffs, to become effective August 1, 2008, subject to refund. A procedural schedule is in place and discovery is ongoing. A hearing is scheduled for June of 2009; and

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

          In December 2007, as a follow-up to the March 2006 compliance filing, SFPP received a FERC order that directed it to submit revised compliance filings and revised tariffs. In conjunction with this order, our other FERC and California Public Utilities Commission rate cases, and other unrelated litigation matters, we increased our litigation reserves by $140.0 million in the fourth quarter of 2007. We assume that, with respect to our SFPP litigation reserves, any reparations and accrued interest thereon will be paid no earlier than the first quarter of 2009. In accordance with FERC’s December 2007 order and its February 2008 order on rehearing, SFPP submitted a compliance filing to FERC in February 2008, and further rate reductions were implemented on March 1, 2008. We estimate that the impact of the new rates on our 2008 budget will be less than $3.0 million.

          In the second quarter of 2008, SFPP and Calnev made combined settlement payments to various shippers totaling approximately $6.9 million and in general, if the shippers are successful in proving their claims, they are entitled to reparations or refunds of any excess tariffs or rates paid during the two year period prior to the filing of their complaint, and SFPP and Calnev may be required to reduce the amount of their tariffs or rates for particular services. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts. Based on our review of these FERC proceedings, we estimate that as of September 30, 2008, shippers are seeking approximately $267 million in reparation and refund payments and approximately $45 million in additional annual rate reductions.

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

          On June 6, 2008, as required by CPUC order, SFPP and Calnev Pipe Line Company filed separate general rate case applications, neither of which request a change in existing pipeline rates and both of which assert that existing pipeline rates are reasonable. On September 26, 2008, SFPP filed an amendment to its general rate case application, requesting CPUC approval of a $5 million rate increase for intrastate transportation services to become effective November 1, 2008. No action has been taken by the CPUC with respect to either the SFPP amended general rate case filing or the Calnev general rate case filing.

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

          The MMS set a due date of January 20, 2007 for Kinder Morgan CO2’s payment of the approximately $2.2 million in civil penalties, with interest to accrue daily on that amount in the event payment is not made by such date. Kinder Morgan CO2 has not paid the penalty. On January 2, 2007, Kinder Morgan CO2 submitted a response to the Notice of Noncompliance and Civil Penalty challenging the assessment in the Office of Hearings and Appeals of the Department of the Interior. On February 1, 2007, Kinder Morgan CO2 filed a petition to stay the accrual of penalties until the dispute is resolved. On February 22, 2007, an administrative law judge of the U.S. Department of the Interior issued an order denying Kinder Morgan CO2’s petition to stay the accrual of penalties. A hearing on the Notice of Noncompliance and Civil Penalty was originally set for December 10, 2007. In November 2007, the MMS and Kinder Morgan CO2 filed a joint motion to vacate the hearing date and stay the accrual of additional penalties to allow the parties to discuss settlement. In November 2007, the administrative law judge granted the joint motion, stayed accrual of additional penalties for the period from November 6, 2007 to February 18, 2008, and reset the hearing date to March 24, 2008. The parties conducted settlement conferences on February 4, 2008 and February 12, 2008. On February 14, 2008, the parties filed a joint motion seeking to vacate the March 24, 2008 hearing and to stay the accrual of additional penalties to allow the parties to continue their settlement discussions. On March 4, 2008, the administrative law judge granted the joint motion. The parties have reached a settlement of the Notice of Noncompliance and Civil Penalty. The settlement agreement is subject to final MMS approval.

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

          The MMS and Kinder Morgan CO2 have agreed to stay the March 2007 and August 2007 Order to Report and Pay proceedings to allow the parties to discuss settlement. The parties conducted settlement conferences on February 4, 2008 and February 12, 2008 and have reached a settlement of the March 2007 and August 2007 Orders to Report and Pay. The settlement agreement is subject to final MMS approval.

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

          J. Casper Heimann, Pecos Slope Royalty Trust and Rio Petro LTD, individually and on behalf of all other private royalty and overriding royalty owners in the Bravo Dome Carbon Dioxide Unit, New Mexico similarly situated v. Kinder Morgan CO2 Company, L.P., No. 04-26-CL (8th Judicial District Court, Union County New Mexico)

          This case involves a purported class action against Kinder Morgan CO2 alleging that it has failed to pay the full royalty and overriding royalty (“royalty interests”) on the true and proper settlement value of compressed carbon dioxide produced from the Bravo Dome Unit during the period beginning January 1, 2000. The complaint purports to assert claims for violation of the New Mexico Unfair Practices Act, constructive fraud, breach of contract and of the covenant of good faith and fair dealing, breach of the implied covenant to market, and claims for an accounting, unjust enrichment, and injunctive relief. The purported class is comprised of current and former owners, during the period January 2000 to the present, who have private property royalty interests burdening the oil and gas leases held by the defendant, excluding the Commissioner of Public Lands, the United States of America, and those private royalty interests that are not unitized as part of the Bravo Dome Unit. The plaintiffs allege that they were members of a class previously certified as a class action by the United States District Court for the District of New Mexico in the matter Doris Feerer, et al. v. Amoco Production Company, et al., USDC N.M. Civ. No. 95-0012 (the “Feerer Class Action”). Plaintiffs allege that Kinder Morgan CO2’s method of paying royalty interests is contrary to the settlement of the Feerer Class Action. Kinder Morgan CO2 filed a motion to compel arbitration of this matter pursuant to the arbitration provisions contained in the Feerer Class Action settlement agreement, which motion was denied. Kinder Morgan CO2 appealed this decision to the New Mexico Court of Appeals, which affirmed the decision of the trial court. The New Mexico Supreme Court granted further review in October 2006, and after hearing oral argument, the New Mexico Supreme Court quashed its prior order granting review. In August 2007, Kinder Morgan CO2 filed a petition for writ of certiorari with the United States Supreme Court seeking further review. The Petition was denied in December 2007. The case was tried in the trial court in September 2008. The plaintiffs sought $6.8 million in actual damages as well as punitive damages. The jury returned a verdict finding that Kinder Morgan did not breach the settlement agreement and did not breach the claimed duty to market carbon dioxide. The jury also found that Kinder Morgan breached a duty of good faith and fair dealing and found compensatory damages of $0.3 million and punitive damages of $1.2 million. On October 16, 2008, the trial court entered judgment on the verdict.

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

          SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right of way and the safety standards that govern relocations. SFPP believes that it must pay for relocation of the pipeline only when so required by the railroad’s common carrier operations, and in doing so, it need only comply with standards set forth in the federal Pipeline Safety Act in conducting relocations. In July 2006, a trial before a judge regarding the circumstances under which SFPP must pay for relocations concluded, and the judge determined that SFPP must pay for any relocations resulting from any legitimate business purpose of the UPRR. SFPP has appealed this decision. In addition, UPRR contends that it has complete discretion to cause the pipeline to be relocated at SFPP’s expense at any time and for any reason, and that

SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way standards. Each party is seeking declaratory relief with respect to its positions regarding relocations.

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

          In May 2005, a Special Master appointed in this litigation found that because there was a prior public disclosure of the allegations and that Grynberg was not an original source, the Court lacked subject matter jurisdiction. As a result, the Special Master recommended that the Court dismiss all the Kinder Morgan defendants. In October 2006, the United States District Court for the District of Wyoming upheld the dismissal of each case against the Kinder Morgan defendants on jurisdictional grounds. Grynberg has appealed this Order to the Tenth Circuit Court of Appeals. Briefing was completed and oral argument was held on September 25, 2008. No decision has yet been issued.

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

          The complaint alleges that CenterPoint Energy, Inc., by and through its affiliates, has artificially inflated the price charged to residential consumers for natural gas that it allegedly purchased from the non-CenterPoint defendants, including the Kinder Morgan defendants. The complaint further alleges that in exchange for CenterPoint’s purchase of such natural gas at above market prices, the non-CenterPoint defendants, including the Kinder Morgan defendants, sell natural gas to CenterPoint’s non-regulated affiliates at prices substantially below market, which in turn sells such natural gas to commercial and industrial consumers and gas marketers at market price. The complaint purports to assert claims for fraud, unlawful enrichment and civil conspiracy against all of the defendants, and seeks relief in the form of actual, exemplary and punitive damages, interest, and attorneys’ fees. On June 8, 2007, the Arkansas Supreme Court held that the Arkansas Public Service Commission, referred to in this report as the APSC, has exclusive jurisdiction over any Arkansas plaintiffs’ claims that consumers were overcharged for gas in Arkansas and mandated that any such claims be dismissed from this lawsuit. On February 14, 2008, the

Arkansas Supreme Court clarified its previously issued order and mandated that the trial court dismiss the lawsuit in its entirety. On February 29, 2008 the trial court dismissed the case in its entirety. The APSC has initiated an investigation into the allegations set forth in the plaintiffs’ complaint.

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

          Pasadena Terminal Fire

          On September 23, 2008, a fire occurred in the pit 3 manifold area of our Pasadena, Texas terminal facility. One of our employees was injured and subsequently died. In addition, the pit 3 manifold was severely damaged. The cause of the incident is currently under investigation by the Railroad Commission of Texas and the United States Occupational Safety and Health Administration. The remainder of the facility returned to normal operations within 24 hours of the incident.

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

          On June 27, 2005, the Office of the California State Fire Marshal, Pipeline Safety Division, referred to in this report as the CSFM, issued a notice of violation against us which also alleged that we did not properly mark the location of the pipeline in violation of state and federal regulations. The CSFM assessed a proposed civil penalty of $0.5 million. On September 9, 2008, we reached an agreement with the CSFM to settle the proposed civil penalty for approximately $0.3 million with no admission of liability.

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

          Rockies Express Pipeline LLC Wyoming Construction Incident

          On November 11, 2006, a bulldozer operated by an employee of Associated Pipeline Contractors, Inc, (a third-party contractor to Rockies Express Pipeline LLC, referred to in this note as REX), struck an existing subsurface natural gas pipeline owned by Wyoming Interstate Company, a subsidiary of El Paso Pipeline Group. The pipeline was ruptured, resulting in an explosion and fire. The incident occurred in a rural area approximately nine miles southwest of Cheyenne, Wyoming. The incident resulted in one fatality (the operator of the bulldozer) and there were no other reported injuries. The cause of the incident was investigated by the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration, referred to in this report as the PHMSA. In March 2008, PHMSA issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (“NOPV”) to El Paso Corporation in which it concluded that El Paso failed to comply with federal law and its internal policies and procedures regarding protection of its pipeline, resulting in this incident. To date, PHMSA has not issued any NOPV’s to REX, and we do not expect that it will do so. Immediately following the incident, REX and El Paso Pipeline Group reached an agreement on a set of additional enhanced safety protocols designed to prevent the reoccurrence of such an incident.

          In September 2007, the family of the deceased bulldozer operator filed a wrongful death action against us, REX and several other parties in the District Court of Harris County, Texas, 189 Judicial District, at case number 2007-57916. The plaintiffs seek unspecified compensatory and exemplary damages plus interest, attorney’s fees and costs of suit. We have asserted contractual claims for complete indemnification for any and all costs arising from this incident, including any costs related to this lawsuit, against third parties and their insurers. On March 25, 2008 we entered into a settlement agreement with one of the plaintiffs, the decedent’s daughter, resolving any and all of her claims against us, REX and its contractors. We were indemnified for the full amount of this settlement by one of REX’s contractors. On October 17, 2008, the remaining plaintiffs filed a Notice of Nonsuit, which dismissed the remaining claims against all defendants without prejudice to the plaintiffs’ ability to re-file their claims at a later date.

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

          Although Plantation does not believe that penalties are warranted, it has engaged in settlement discussions with the EPA regarding a potential civil penalty for the November 2006 release as part of broader settlement negotiations with the EPA regarding this spill and three other historical releases from Plantation, including a February 2003 release near Hull, Georgia. Plantation has entered into a consent decree with the Department of Justice and the EPA for all four releases for approximately $0.7 million, plus some additional work to be performed to prevent future releases. Although it is not possible to predict the ultimate outcome, we believe, based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

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

          Barstow, California

          The United States Department of Navy has alleged that historic releases of methyl tertiary-butyl ether, referred to in this report as MTBE, from Calnev Pipe Line Company’s Barstow terminal (i) has migrated underneath the Navy’s Marine Corps Logistics Base in Barstow; (ii) has impacted the Navy’s existing groundwater treatment system for unrelated groundwater contamination not alleged to have been caused by Calnev; and (iii) could affect the MCLB’s water supply system. Although Calnev believes that it has certain meritorious defenses to the Navy’s claims, it is working with the Navy to agree upon an Administrative Settlement Agreement and Order on Consent for CERCLA Removal Action to reimburse the Navy for $0.5 million in past response actions, plus perform other work to ensure protection of the Navy’s existing treatment system and water supply.

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

          Although no assurance can be given, we believe that we have meritorious defenses to the actions set forth in this note and, to the extent an assessment of the matter is possible, if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we believe that we have established an adequate reserve to cover potential liability.

          Additionally, although it is not possible to predict the ultimate outcomes, we also believe, based on our experiences to date, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or cash flows. As of September 30, 2008, and December 31, 2007, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $232.5 million and $247.9 million, respectively. The reserve is primarily related to various claims from lawsuits arising from our Pacific operations’ pipeline transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

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

          Consequently, at issue is any indemnification obligation we may owe to ST Services for environmental remediation of MTBE at the terminal. The complaint seeks any and all damages related to remediating MTBE at the terminal, and, according to the New Jersey Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit for remediating MTBE at the terminal. The parties are currently involved in mandatory mediation and met in June and October 2008. No progress was made at any of the mediations. The parties continue to conduct limited discovery. Currently, the mediation judge has ordered all parties' technical consultants to meet to discuss and finalize a remediation program. Following that meeting, it is anticipated that the parties will again convene for another mediation.

          On June 25, 2007, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund, referred to collectively as the plaintiffs, filed a complaint against ExxonMobil Corporation and GATX Terminals Corporation. The complaint was filed in Gloucester County, New Jersey. Both ExxonMobil and we filed third party complaints against ST Services seeking to bring ST into the case. ST Services filed motions to dismiss the third party complaints. Recently, the court denied ST’s motions to dismiss and ST is now joined in the case. Defendants will now file their answers in the case. The plaintiffs seek the costs and damages that the plaintiffs allegedly have incurred or will incur as a result of the discharge of pollutants and hazardous substances at the Paulsboro, New Jersey facility. The costs and damages that the plaintiffs seek include damages to natural resources. In addition, the plaintiffs seek an order compelling the defendants to perform or fund the assessment and restoration of those natural resource damages that are the result of the defendants’ actions. As in the case brought by ExxonMobil against GATX Terminals, the issue is whether the plaintiffs’ claims are within the scope of the indemnity obligations between GATX Terminals (and therefore, Kinder Morgan Liquids Terminals) and ST Services. ST Services is the current owner and operator at the facility. The court may consolidate the two cases.

          Mission Valley Terminal Lawsuit

          In August 2007, the City of San Diego, on its own behalf and purporting to act on behalf of the People of the state of California, filed a lawsuit against us and several affiliates seeking injunctive relief and unspecified damages allegedly resulting from hydrocarbon and MTBE impacted soils and groundwater beneath the city’s stadium property in San Diego arising from historic operations at the Mission Valley terminal facility. The case was filed in the Superior Court of California, San Diego County, case number 37-2007-00073033-CU-OR-CTL. On September 26, 2007, we removed the case to the United States District Court, Southern District of California, case number 07CV1883WCAB. On October 3, 2007, we filed a Motion to Dismiss all counts of the Complaint. The court denied in part and granted in part the Motion to Dismiss and gave the City leave to amend their complaint. The City submitted its Amended Complaint and we filed an Answer. The parties have commenced with discovery. This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board.

          In June 2008, we received an Administrative Civil Liability Complaint from the California Regional Water Quality Control Board for violations and penalties associated with permitted surface water discharge from the remediation system operating at the Mission Valley terminal facility. Currently, we are negotiating a settlement that should include a reduction of alleged violations and associated penalties as well as resolve any past and future issues related to permitted surface water discharge from the remediation system. We do not expect the cost of the settlement to be material.

          Portland Harbor DOJ/EPA Investigation

          In April 2008, we reached an agreement in principle with the United States Attorney’s office for the District of Oregon and the United States Department of Justice regarding a former employee’s involvement in the improper disposal of potash (potassium chloride) into the Pacific Ocean in August 2003 at our Portland, Oregon bulk terminal facility. The incident involved an employee making arrangements to have a customer’s shipment of potash, which had become wet and no longer met specifications for commercial use, improperly disposed of at sea without a permit. On August 13, 2008, we completed the settlement.

          We have fully cooperated with the government’s investigation and promptly adopted measures at the terminal to avoid future incidents of this nature. To settle the matter, we entered a plea to a criminal violation of the Ocean Dumping Act, pay a fine of approximately $0.2 million, and make a community service payment of approximately $0.1 million to the Oregon Governor’s Fund for the Environment. As part of the settlement, the government and we acknowledged in a joint factual statement of fact filed with the court that (i) no harm was done to the environment; (ii) the former employee’s actions constituted a violation of company policy; (iii) we did not benefit financially from the incident; and (iv) no personnel outside of the Portland terminal either approved or had any knowledge of the former employee’s arrangements.

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

          Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact. As of September 30, 2008, we have accrued an environmental reserve of$72.1 million, and we believe the establishment of this environmental reserve is adequate such that the resolution of pending environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operations. As of December 31, 2007, our environmental reserve totaled $92.0 million. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes; (ii) groundwater and land use near our sites; and (iii) changes in cleanup technology.

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

          In our CO2 business segment, we are required to plug and abandon oil and gas wells that have been removed from service and to remove our surface wellhead equipment and compressors. As of September 30, 2008 and December 31, 2007, we have recognized asset retirement obligations in the aggregate amount of $73.3 million and $49.2 million, respectively, relating to these requirements at existing sites within our CO2 business segment. The $24.1 million increase since December 31, 2007 was primarily related to higher estimated service, material and equipment costs related to our legal obligations associated with the retirement of tangible long-lived assets.

          In our Natural Gas Pipelines business segment, the operating systems are composed of underground piping, compressor stations and associated facilities, natural gas storage facilities and certain other facilities and equipment. Currently, we have no plans to abandon any of these facilities, the majority of which have been providing utility services for many years. However, if we were to cease providing utility services in total or in any particular area, we would be required to remove certain surface facilities and equipment from land belonging to our customers and others (we would generally have no obligations for removal or remediation with respect to equipment and facilities, such as compressor stations, located on land we own). We believe we can reasonably estimate both the time and costs associated with the retirement of these facilities and as of September 30, 2008 and December 31, 2007, we have recognized asset retirement obligations in the aggregate amount of $2.3 million and $3.0 million, respectively, relating to the businesses within our Natural Gas Pipelines business segment.

          We have included $1.4 million of our total asset retirement obligations as of September 30, 2008 with “Accrued other current liabilities” in our accompanying consolidated balance sheet. The remaining $74.2 million obligation is reported separately as a non-current liability. A reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations for each of the nine months ended September 30, 2008 and 2007 is as follows (in millions):

	Nine Months Ended September 30,

	2008	2007

Balance at beginning of period	$52.2	$50.3
Liabilities incurred	25.5	0.2
Liabilities settled	(4.5)	(0.6)
Accretion expense	2.4	2.0

Balance at end of period	$75.6	$51.9

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

5.       Distributions

          On August 14, 2008, we paid a cash distribution of $0.99 per unit to our common unitholders and our Class B unitholders for the quarterly period ended June 30, 2008. KMR, our sole i-unitholder, received 1,359,153 additional i-units based on the $0.99 cash distribution per common unit. The distributions were declared on July 16, 2008, payable to unitholders of record as of July 31, 2008.

          On October 15, 2008, we declared a cash distribution of $1.02 per unit for the quarterly period ended September 30, 2008. The distribution will be paid on November 14, 2008, to unitholders of record as of October 31, 2008. Our common unitholders and Class B unitholders will receive cash. KMR will receive a distribution of 1,646,891 additional i-units based on the $1.02 distribution per common unit. For each outstanding i-unit that KMR holds, a fraction of an i-unit (0.021570) will be issued. This fraction was determined by dividing:

▪	$1.02, the cash amount distributed per common unit

by

▪

$47.287, the average of KMR’s shares’ closing market prices from October 15-28, 2008, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

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

          Changes in the carrying amount of our goodwill for the nine months ended September 30, 2008 are summarized as follows (in millions):

	Products Pipelines	Natural Gas Pipelines	CO2	Kinder Morgan Canada	Terminals	Total

Balance as of December 31, 2007	$263.2	$288.4	$46.1	$251.0	$229.1	$1,077.8
Acquisitions and purchase price adjs.	—	—	—	—	27.8	27.8
Disposals.	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Currency translation adjustments	—	—	—	(17.9)	—	(17.9)

Balance as of September 30, 2008	$263.2	$288.4	$46.1	$233.1	$256.9	$1,087.7

          Pursuant to our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, we selected a goodwill impairment measurement date of January 1 of each year; and we have determined that our goodwill was not impaired as of January 1, 2008. In the second quarter of 2008, we changed our impairment measurement date to May 31 of each year. The change was made following our management’s decision to match our impairment testing date to the impairment testing date of Knight—following the completion of its going-private transaction on May 30, 2007, Knight established as its goodwill impairment measurement date May 31 of each year. This change to the date of our annual goodwill impairment test constitutes a change in the method of applying an accounting principle, as discussed in paragraph 4 of SFAS No. 154, “Accounting Changes and Error Corrections.” We believe that this change in accounting principle is preferable because our test would then be performed at the same time as Knight, which indirectly owns all the common stock of our general partner.

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

          In addition, according to the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” we identify any premium or excess cost we pay over our proportionate share of the underlying fair value of net assets acquired and accounted for as investments under the equity method of accounting. This premium or excess cost is referred to as equity method goodwill and is not subject to amortization but rather to periodic impairment testing. As of both September 30, 2008 and December 31, 2007, we have reported$138.2 million in equity method goodwill within the caption “Investments” in our accompanying consolidated balance sheets.

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

	September 30, 2008	December 31, 2007

Customer relationships, contracts and agreements
Gross carrying amount	$246.0	$264.1
Accumulated amortization	(47.5)	(36.9)

Net carrying amount	198.5	227.2

Technology-based assets, lease value and other
Gross carrying amount	13.3	13.3
Accumulated amortization	(2.3)	(1.9)

Net carrying amount	11.0	11.4

Total Other intangibles, net	$209.5	$238.6

          The decrease in the carrying amount of customer relationships, contracts and agreements since December 31, 2007 was primarily due to purchase price adjustments related to the fair value of an intangible customer contract included in our purchase of certain assets from Marine Terminals, Inc. on September 1, 2007. For more information on this acquisition, see Note 2 “Acquisitions and Joint Ventures—Acquisitions from Unrelated Entities—Marine Terminals, Inc. Assets.”

          For the three and nine months ended September 30, 2008, the amortization expense on our intangibles totaled $3.8 million and $11.0 million, respectively, and for the same prior year periods, the amortization expense on our intangibles totaled $3.6 million and $10.4 million, respectively. These expense amounts primarily consisted of amortization of our customer relationships, contracts and agreements. As of September 30, 2008, the weighted average amortization period for our intangible assets was approximately 17.5 years. Our estimated amortization expense for these assets for each of the next five fiscal years (2009 – 2013) is approximately $13.8 million, $13.6 million, $13.4 million, $13.1 million and $13.1 million, respectively.

7.       Debt

          Our outstanding short-term debt as of September 30, 2008 was $284.7 million. The balance consisted of (i) $250.0 million in principal amount of 6.30% senior notes due February 1, 2009; (ii) $18.5 million in principal amount of tax-exempt bonds due April 1, 2024 (our subsidiary Kinder Morgan Operating L.P. “B” is the obligor on the bonds and the bonds are due on demand pursuant to call provisions); (iii) a $9.7 million portion of a 5.40% long-term note payable (our subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note); and (iv) a $6.5 million portion of 5.23% senior notes (our subsidiary, Kinder Morgan Texas Pipeline, L.P., is the obligor on the notes). The weighted average interest rate on all of our borrowings was approximately 5.30% during the third quarter of 2008 and approximately 6.47% during the third quarter of 2007. For the first nine months of 2008 and 2007, the weighted average interest rate on all of our borrowings was approximately 5.46% and 6.45%, respectively.

          Credit Facility

          Our $1.85 billion five-year unsecured bank credit facility matures August 18, 2010 and can be amended to allow for borrowings up to $2.1 billion. Borrowings under our credit facility can be used for partnership purposes and as a backup for our commercial paper program. The outstanding balance under our five-year credit facility was $295.0 million as of September 30, 2008. As of December 31, 2007, there were no borrowings under the credit facility.

          Our five-year credit facility is with a syndicate of financial institutions, and Wachovia Bank, National Association is the administrative agent. On September 15, 2008, Lehman Brothers Holdings Inc.

filed for bankruptcy protection under the provisions of Chapter 11 of the U.S. Bankruptcy Code. No Lehman Brothers affiliate is an administrative agent for us or any of our subsidiaries; however, one of the Lehman entities is a lending bank providing less than 5% of the commitments in our bank credit facility. Since Lehman Brothers declared bankruptcy, its affiliate which is a party to our credit facility has not met its obligations to lend under that agreement. Thus, it is likely that the available capacity of our facility will be reduced by the Lehman commitment. The commitments of the other banks remain unchanged, and the facility is not defaulted.

          As of September 30, 2008, the amount available for borrowing under our credit facility was reduced by an aggregate amount of $681.5 million, consisting of (i) a combined $375 million in three letters of credit that support our hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil; (ii) a $100 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of our Pacific operations’ pipelines in the state of California; (iii) a combined $86.9 million in three letters of credit that support tax-exempt bonds; (iv) a combined $55.9 million in letters of credit that support our pipeline and terminal operations in Canada; (v) a $26.8 million letter of credit that supports our indemnification obligations on the Series D note borrowings of Cortez Capital Corporation; (vi) a $19.9 million letter of credit that supports the construction of our Kinder Morgan Louisiana Pipeline (a natural gas pipeline); and (vii) a combined $17 million in other letters of credit supporting other obligations of us and our subsidiaries.

          Commercial Paper Program

          Our commercial paper program provides for the issuance of up to $1.85 billion of commercial paper. Our $1.85 billion unsecured five-year bank credit facility supports our commercial paper program, and borrowings under our commercial paper program reduce the borrowings allowed under our credit facility. As of September 30, 2008, we had no outstanding commercial paper borrowings. On October 13, 2008, Standard & Poor’s Rating Services lowered our short-term credit rating to A-3 from A-2. As a result of this revision and current commercial paper market conditions, we are currently unable to access commercial paper borrowings. However, we expect that our financing and liquidity needs will continue to be met through borrowings made under our bank credit facility described above.

          As of December 31, 2007, we had $589.1 million of commercial paper outstanding with an average interest rate of 5.58%. The borrowings under our commercial paper program were used principally to finance the acquisitions and capital expansions we made during 2007.

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

          On June 6, 2008, we completed an additional public offering of senior notes. We issued a total of $700 million in principal amount of senior notes, consisting of $375 million of 5.95% notes due February 15, 2018, and $325 million of 6.95% notes due January 15, 2038. We received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $687.7 million, and we used the proceeds to reduce the borrowings under our commercial paper program. The notes due in 2018 constitute a further issuance of the $600 million aggregate principal amount of 5.95% notes we issued on February 12, 2008 and form a single series with those notes. The notes due in 2038 constitute a further issuance of the combined $850 million aggregate principal amount of 6.95% notes we issued on June 21, 2007 and February 12, 2008 and form a single series with those notes.

          Kinder Morgan Operating L.P. “A” Debt

          As part of the purchase price consideration for our January 1, 2007 acquisition of the remaining approximately 50.2% interest in the Cochin pipeline system that we did not already own, two of our subsidiaries issued a long-term note payable to the seller having a fair value of $42.3 million. We valued the debt equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%. The principal amount of the note, along with interest, is due in five equal annual installments of $10.0 million on March 31 in each of 2008, 2009, 2010, 2011 and 2012. Our subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note, and as of September 30, 2008 and December 31, 2007, the outstanding balance under the note was $36.1 million and $44.6 million, respectively.

          Central Florida Pipeline LLC Debt

          On July 23, 2008, Central Florida Pipeline LLC paid $5.0 million to retire the outstanding principal amount of its 7.84% senior notes that matured on that date.

          Kinder Morgan Operating L.P. “B” Debt

          As of December 31, 2007, our subsidiary Kinder Morgan Operating L.P. “B” was the obligor of a principal amount of $23.7 million of tax-exempt bonds due April 1, 2024. The bonds were issued by the Jackson-Union Counties Regional Port District, a political subdivision embracing the territories of Jackson County and Union County in the state of Illinois. These variable rate demand bonds bear interest at a weekly floating market rate and as of December 31, 2007, we had an outstanding letter of credit issued by Wachovia in the amount of $24.1 million that backed-up the $23.7 million principal amount of the bonds and $0.4 million of accrued interest.

          In September 2008, pursuant to the standby purchase agreement provisions contained in the bond indenture—which require the sellers of those guarantees to buy the debt back—certain investors elected to put (sell) back their bonds at par plus accrued interest. A total principal and interest amount of $5.2 million was tendered and drawn against our letter of credit and accordingly, we paid this amount pursuant to the letter of credit reimbursement provisions. As of September 30, 2008, our outstanding balance under the bonds was $18.5 million, and the interest rate on these bonds was 9.65%. Our outstanding letter of credit issued by Wachovia totaled $18.9 million, which backs-up the $18.5 million principal amount of the bonds and $0.4 million of interest on the bonds for up to 55 days computed at 12% per annum on the principal amount thereof. In October 2008, an additional principal amount of $0.6 million was tendered and drawn against our letter of credit and we paid this amount pursuant to the letter of credit reimbursement provisions.

          Interest Rate Swaps

          Information on our interest rate swaps is contained in Note 10.

          Contingent Debt

          As prescribed by the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we disclose certain types of guarantees or indemnifications we have made. These disclosures cover certain types of guarantees included within debt agreements, even if the likelihood of requiring our performance under such guarantee is remote. The following is a description of our contingent debt agreements as of September 30, 2008.

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

          As of September 30, 2008, the debt facilities of Cortez Capital Corporation consisted of (i) $53.6 million of Series D notes due May 15, 2013; (ii) a $125 million short-term commercial paper program; and (iii) a $125 million five-year committed revolving credit facility due December 22, 2009 (to support the above-mentioned $125 million commercial paper program). As of September 30, 2008, Cortez Capital Corporation had $40.0 million of commercial paper outstanding with an average interest rate of approximately 2.90%. The average interest rate on the Series D notes was 7.14%, and there were outstanding borrowings of $67.0 million under the five-year credit facility as of September 30, 2008.

          In October 2008, Standard & Poor’s Rating Services lowered Cortez Capital Corporation’s short-term credit rating to A-3 from A-2. As a result of this revision and current commercial paper market conditions, Cortez is unable to access commercial paper borrowings; however, it expects that its financing and liquidity needs will continue to be met through borrowings made under its long-term bank credit facility.

          With respect to Cortez’s Series D notes, Shell Oil Company shares our several guaranty obligations jointly and severally; however, we are obligated to indemnify Shell for liabilities it incurs in connection with such guaranty. As of September 30, 2008, JP Morgan Chase has issued a letter of credit on our behalf in the amount of $26.8 million to secure our indemnification obligations to Shell for 50% of the $53.6 million in principal amount of Series D notes outstanding as of September 30, 2008.

          Nassau County, Florida Ocean Highway and Port Authority Debt

          We have posted a letter of credit as security for borrowings under Adjustable Demand Revenue Bonds issued by the Nassau County, Florida Ocean Highway and Port Authority. The bonds were issued for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida. Our subsidiary, Nassau Terminals LLC is the operator of the marine port facilities. The bond indenture is for 30 years and allows the bonds to remain outstanding until December 1, 2020. Principal payments on the bonds are made on the first of December each year and corresponding reductions are made to the letter of credit. As of September 30, 2008, this letter of credit had a face amount of $22.5 million.

          In October 2008, pursuant to the standby purchase agreement provisions contained in the bond indenture—which require the sellers of those guarantees to buy the debt back—certain investors elected to put (sell) back their bonds at par plus accrued interest. A total principal and interest amount of $11.8 million was tendered and drawn against our letter of credit and accordingly, we paid this amount pursuant to the letter of credit reimbursement provisions. This payment reduced the face amount of our letter of credit from $22.5 million to $10.7 million. The remarketing agent is attempting to re-sell the bonds that were put back. If any of these bonds are re-sold, we will receive the proceeds and our letter of credit obligation will increase by the same amount.

          Rockies Express Pipeline LLC Debt

          Pursuant to certain guaranty agreements, all three member owners of West2East Pipeline LLC (which owns all of the member interests in Rockies Express Pipeline LLC) have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in West2East Pipeline LLC, borrowings under Rockies Express’(i) $2.0 billion five-year, unsecured revolving credit facility due April 28, 2011; (ii) $2.0 billion commercial paper program; and (iii) $600 million in principal amount of floating rate senior notes due August 20, 2009. The three member owners and their respective ownership interests consist of the following: our subsidiary Kinder Morgan W2E Pipeline LLC – 51%, a subsidiary of Sempra Energy – 25%, and a subsidiary of ConocoPhillips – 24%.

          Borrowings under the Rockies Express commercial paper program are primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay related expenses. The credit facility, which can be amended to allow for borrowings up to $2.5 billion, supports borrowings under the commercial paper program, and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility. The $600 million in principal amount of senior notes were issued on September 20, 2007. The notes are unsecured and are not redeemable prior to maturity. Interest on the notes is paid and computed quarterly at an interest rate of three-month LIBOR (with a floor of 4.25%) plus a spread of 0.85%.

          Upon issuance of the notes, Rockies Express entered into two floating-to-fixed interest rate swap agreements having a combined notional principal amount of $600 million and maturity dates of August 20, 2009. On September 24, 2008, Rockies Express terminated one of the aforementioned interest rate swaps that had Lehman Brothers as the counterparty. The notional principal amount of the terminated swap agreement was $300 million. The remaining interest rate swap agreement effectively converts the interest expense associated with $300 million of these senior notes from its stated variable rate to a fixed rate of 5.47%.

          As of September 30, 2008, in addition to the $600 million in floating rate senior notes, Rockies Express Pipeline LLC had $406.7 million of commercial paper outstanding (with a weighted average interest rate of approximately 3.58%), and outstanding borrowings of $447.5 million under its five-year credit facility. Accordingly, as of September 30, 2008, our contingent share of Rockies Express’ debt was $741.6 million (51% of total guaranteed borrowings). In addition, there is a letter of credit outstanding to support the construction of the Rockies Express Pipeline. As of September 30, 2008, this letter of credit, issued by JPMorgan Chase, had a face amount of $31.4 million. Our contingent responsibility with regard to this outstanding letter of credit was $16.0 million (51% of total face amount).

          No Lehman Brothers affiliate is an administrative agent for Rockies Express; however, one of the Lehman entities is a lending bank providing less than 5% of Rockies Express’ $2.0 billion credit facility. Since Lehman Brothers declared bankruptcy, its affiliate which is a party to the Rockies Express credit facility has not met its obligations to lend under that agreement. Thus, it is likely that the available capacity of Rockies Express’ facility will be reduced by the Lehman commitment. The commitments of the other banks remain unchanged and the facility is not defaulted.

          In October 2008, Standard & Poor’s Rating Services lowered Rockies Express Pipeline LLC’s short-term credit rating to A-3 from A-2. As a result of this revision and current commercial paper market conditions, Rockies Express is unable to access commercial paper borrowings; however, it expects that its financing and liquidity needs will continue to be met through borrowings made under its long-term bank credit facility and contributions by its equity investors.

          Midcontinent Express Pipeline LLC Debt

          Pursuant to certain guaranty agreements, each of the two member owners of Midcontinent Express Pipeline LLC have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in Midcontinent Express Pipeline LLC, borrowings under Midcontinent’s $1.4 billion three-year, unsecured revolving credit facility, entered into on February 29, 2008 and due February 28, 2011. The facility is with a syndicate of financial institutions with The Royal Bank of Scotland plc as the administrative agent. Borrowings under the credit agreement will be used to finance the construction of the Midcontinent Express Pipeline system and to pay related expenses. No Lehman Brothers affiliate is an administrative agent for Midcontinent Express; however, one of the Lehman entities is a lending bank providing less than 10% of Midcontinent Express’ $1.4 billion credit facility. Since Lehman Brothers declared bankruptcy, its affiliate which is a party to the Midcontinent Express credit facility has not met its obligations to lend under that agreement. Thus, it is likely that the available capacity of Midcontinent Express’ facility will be reduced by the Lehman commitment. The commitments of the other banks remain unchanged and the facility is not defaulted.

          Midcontinent Express Pipeline LLC is an equity method investee of ours, and the two member owners and their respective ownership interests consist of the following: our subsidiary Kinder Morgan Operating L.P. “A” – 50%, and Energy Transfer Partners, L.P. – 50%. As of September 30, 2008, Midcontinent Express Pipeline LLC had $525.0 million borrowed under its three-year credit facility. Accordingly, as of September 30, 2008, our contingent share of Midcontinent Express’ debt was $262.5 million (50% of total borrowings). Furthermore, the revolving credit facility can be used for the issuance of letters of credit to support the construction of the Midcontinent Express Pipeline, and as of September 30, 2008, a letter of credit having a face amount of $33.3 million was issued under the credit facility. Accordingly, as of September 30, 2008, our contingent responsibility with regard to this outstanding letter of credit was $16.7 million (50% of total face amount).

          In addition, on September 4, 2007, Midcontinent Express Pipeline LLC entered into a $197 million reimbursement agreement with JPMorgan Chase as the administrative agent. The agreement included covenants and required payments of fees that are common in such arrangements, and both we and Energy Transfer Partners, L.P. agreed to guarantee borrowings under the reimbursement agreement in the same proportion as the associated percentage ownership of Midcontinent Express’ member interests. This reimbursement agreement expired on September 3, 2008.

          For additional information regarding our debt facilities and our contingent debt agreements, see Note 9 to our consolidated financial statements included in our 2007 Form 10-K.

8.        Partners’ Capital

          Limited Partner Units

          As of September 30, 2008 and December 31, 2007, our partners’ capital included the following limited partner units:

	September 30, 2008	December 31, 2007

Common units	179,069,427	170,220,396
Class B units	5,313,400	5,313,400
i-units	76,351,015	72,432,482

Total limited partner units	260,733,842	247,966,278

          The total limited partner units represent our limited partners’ interest and an effective 98% economic interest in us, exclusive of our general partner’s incentive distribution rights. Our general partner has an effective 2% interest in us, excluding its incentive distribution rights.

          As of September 30, 2008, our total common units consisted of 162,698,999 units held by third parties, 14,646,428 units held by Knight and its consolidated affiliates (excluding our general partner), and 1,724,000 units held by our general partner. As of December 31, 2007, our common unit total consisted of 155,864,661 units held by third parties, 12,631,735 units held by Knight and its consolidated affiliates (excluding our general partner) and 1,724,000 units held by our general partner.

          On both September 30, 2008 and December 31, 2007, all of our 5,313,400 Class B units were held by a wholly-owned subsidiary of Knight. The Class B units are similar to our common units except that they are not eligible for trading on the New York Stock Exchange. All of our Class B units were issued to a wholly-owned subsidiary of Knight in December 2000.

          On both September 30, 2008 and December 31, 2007, all of our i-units were held by KMR. Our i-units are a separate class of limited partner interests in us and are not publicly traded. The number of i-units we distribute to KMR is based upon the amount of cash we distribute to the owners of our common units. When cash is paid to the holders of our common units, we issue additional i-units to KMR. The fraction of an i-unit paid per i-unit owned by KMR will have a value based on the cash payment on the common unit. Based on the preceding, KMR received a distribution of 1,359,153 i-units from us on August 14, 2008, based on the $0.99 per unit distributed to our common unitholders on that date.

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

          In connection with our August 28, 2008 acquisition of Knight’s 33 1/3% ownership interest in the Express pipeline system and Knight’s full ownership of the Jet Fuel pipeline system, we issued 2,014,693 of our common units to Knight. The units were issued August 28, 2008, and as agreed between Knight and us, were valued at $116.0 million. For more information on this acquisition, see Note 2.

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

          Incentive distributions allocated to our general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. Our distribution of $0.99 per unit paid on August 14, 2008 for the second quarter of 2008 required an incentive distribution to our general partner of $194.2 million. Our distribution of $0.85 per unit paid on August 14, 2007 for the second quarter of 2007 resulted in an incentive distribution payment to our general partner in the amount of $147.6 million. The increased incentive distribution to our general partner paid for the second quarter of 2008 over the incentive distribution paid for the second quarter of 2007 reflects the increase in the amount distributed per unit as well as the issuance of additional units.

          Our declared distribution for the third quarter of 2008 of $1.02 per unit will result in an incentive distribution to our general partner of $204.3 million. This compares to our distribution of $0.88 per unit and incentive distribution to our general partner of $155.2 million for the third quarter of 2007.

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

          For each of the three and nine month periods ended September 30, 2008 and 2007, the components of our other comprehensive income included (i) unrealized gains or losses on energy commodity derivative contracts utilized for hedging purposes; (ii) foreign currency translation adjustments; and (iii) unrealized gains or losses related to changes in pension and other post-retirement benefit plan liabilities.

          Our total comprehensive income was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net Income:	$329.8	$213.8	$1,038.7	$297.0

Other comprehensive income (loss):
Change in fair value of derivative contracts utilized for hedging purposes	1,291.0	(111.6)	(760.5)	(338.5)
Reclassification of change in fair value of derivative contracts to net income	201.7	94.5	624.3	258.6
Foreign currency translation adjustments	(69.6)	71.6	(113.0)	123.3
Adjustments to pension and other post-retirement benefit plan actuarial gains/losses; and reclassifications of pension and other post-retirement benefit plan actuarial gains/losses, transition obligations and prior service costs/credits to net income, net of tax	0.7	(1.0)	4.1	0.1

Total other comprehensive income (loss)	1,423.8	53.5	(245.1)	43.5

Comprehensive income	$1,753.6	$267.3	$793.6	$340.5

10.        Risk Management

          Energy Commodity Price Risk Management

          We are exposed to risks associated with unfavorable changes in the market price of natural gas, natural gas liquids and crude oil as a result of our expected future purchase or sale of these products. Such changes are often caused by shifts in the supply and demand for these commodities, as well as their locations. Our energy commodity derivative contracts act as a hedging (offset) mechanism against the volatility of energy commodity prices by allowing us to transfer some of this price risk to counterparties who are able and willing to bear it.

          Discontinuance of Hedge Accounting

          Effective at the beginning of the second quarter of 2008, we determined that the derivative contracts of our Casper and Douglas natural gas processing operations that previously had been designated as cash flow hedges for accounting purposes no longer met the hedged item shared risk exposure requirement and hedge effectiveness assessment as required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Consequently, we discontinued hedge accounting treatment for these relationships (primarily crude oil hedges of heavy natural gas liquids sales) for financial reporting purposes at that time.

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

          Accordingly, since the forecasted sales of natural gas liquids volumes (the hedged item) are still expected to occur, all of our accumulated gains and losses through March 31, 2008 on the related derivative contracts remained in our accumulated other comprehensive income balance, and these gains and losses will not be reclassified into our earnings until the physical transaction occurs (similar to our accounting before our de-designation of these derivative contracts as hedge instruments). We did, however, recognize a combined expense of $0.9 million in the second and third quarters of 2008 related to our Casper and Douglas natural gas processing operations, because we had discontinued hedge accounting for these derivative contracts as of March 31, 2008 and accordingly were required to immediately recognize the unfavorable differential between (i) the delivery location, commodity and pricing specifications of the derivative contracts; and (ii) the delivery location, commodity and pricing specifications of our previously forecasted natural gas liquids sales.

          Hedging effectiveness and ineffectiveness

          Reflecting the portion of changes in the value of derivative contracts that were not effective in offsetting underlying changes in expected cash flows (the ineffective portion of hedges), we recognized a loss of $2.4 million during the first quarter of 2008, but no gains or losses from ineffective hedging during the second or third quarters of 2008. For the three and nine months ended September 30, 2007, we recognized a loss of $0.1 million and a gain of $0.8 million, respectively, from ineffective hedging. These recognized gains and losses resulting from hedge ineffectiveness are reported within the captions “Natural gas sales,” “Gas purchases and other costs of sales,” and “Product sales and other” in our accompanying consolidated statements of income, and for each of the first nine months of 2008 and 2007, we did not exclude any component of the derivative contracts’ gain or loss from the assessment of hedge effectiveness.

          Furthermore, during the three and nine month periods ended September 30, 2008, we reclassified $201.7 million and $624.3 million, respectively, of “Accumulated other comprehensive loss” into earnings, and for the same comparable periods last year, we reclassified $94.5 million and $258.6 million, respectively into earnings. Included in the first quarter of 2007 was approximately $0.1 million resulting from the discontinuance of cash flow hedges, due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period or within an additional two-month period of time thereafter. All remaining amounts reclassified into net income during the first nine months of both years resulted from the hedged forecasted transactions actually affecting earnings (for example, when the forecasted sales and purchases actually occurred). The proceeds or payments resulting from the settlement of cash flow hedges are reflected in the operating section of our statement of cash flows as changes to net income and working capital.

          Our consolidated “Accumulated other comprehensive loss” balance was $1,521.7 million as of September 30, 2008, and $1,276.6 million as of December 31, 2007. These consolidated totals included “Accumulated other comprehensive loss” amounts associated with commodity price risk management activities of $1,515.2 million as of September 30, 2008 and $1,377.2 million as of December 31, 2007. Approximately $567.0 million of the total amount associated with our commodity price risk management activities as of September 30, 2008 is expected to be reclassified into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur).

          Fair Value of Energy Commodity Derivative Contracts

          Derivative contracts that are entered into for the purpose of mitigating commodity price risk include swaps, futures and options. Additionally, basis swaps may also be used in connection with another derivative contract to reduce hedge ineffectiveness by reducing a basis difference between a hedged exposure and a derivative contract. The fair values of these derivative contracts reflect the amounts that we would receive or pay to terminate the contracts at the reporting date, and are included in our accompanying consolidated balance sheets within “Other current assets,” “Deferred charges and other assets,” “Accrued other current liabilities,” and “Other long-term liabilities and deferred credits.”

          The following table summarizes the fair values of our energy commodity derivative contracts associated with our commodity price risk management activities and included on our accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007 (in millions):

	September 30,	December 31,
	2008	2007

Derivatives-net asset/(liability)
Other current assets	$36.9	$37.0
Deferred charges and other assets	49.3	4.4
Accrued other current liabilities	(611.6)	(593.9)
Other long-term liabilities and deferred credits	$(1,007.2)	$(836.8)

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

          Therefore, as of September 30, 2008, we had a combined notional principal amount of $3.5 billion of fixed-to-floating interest rate swap agreements effectively converting the interest expense associated with certain series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread. All of our swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of September 30, 2008, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through January 15, 2038.

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

          Fair Value of Interest Rate Swap Agreements

          The differences between the fair value and the original carrying value associated with our interest rate swap agreements, that is, the derivative contracts’ changes in fair value, are included within “Deferred charges and other assets” and “Other long-term liabilities and deferred credits” in our accompanying consolidated balance sheets. The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Value of interest rate swaps” on our accompanying consolidated balance sheets, which also includes any unamortized portion of proceeds received from the early termination of interest rate swap agreements. As of September 30, 2008, this unamortized premium totaled $13.8 million.

          The following table summarizes the net fair value of our interest rate swap agreements associated with our interest rate risk management activities and included on our accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007 (in millions):

	September 30,	December 31,
	2008	2007

Derivatives-net asset/(liability)
Deferred charges and other assets	$210.7	$138.0
Other long-term liabilities and deferred credits	(11.5)	—

Net fair value of interest rate swaps	$199.2	$138.0

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

          On October 10, 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” referred to as FAS 157-3 in this report. FAS 157-3 provides clarification regarding the application of SFAS 157 in inactive markets. The provisions of FAS 157-3 are effective immediately. This Staff Position did not have any material effect on our consolidated financial statements.

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

          When appropriate, valuations are adjusted for various factors including credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Our fair value measurements of derivative contracts are adjusted for credit risk in accordance with SFAS No. 157, and as of September 30, 2008, our consolidated “Accumulated other comprehensive loss” balance includes a gain of $14.1 million related to discounting the value of our energy commodity derivative liabilities for the effect of credit risk.

          The following tables summarize the fair value measurements of our (i) energy commodity derivative contracts; and (ii) interest rate swap agreements as of September 30, 2008, based on the three levels established by SFAS No. 157, and does not include cash margin deposits, which are reported as “Restricted deposits” in our accompanying consolidated balance sheets (in millions):

	Asset Fair Value Measurements as of September 30, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Energy commodity derivative contracts(a)	$86.2	$1.8	$31.8	$52.6

Interest rate swap agreements	210.7	—	210.7	—

	Liability Fair Value Measurements as of September 30, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Energy commodity derivative contracts(b)	$(1,618.8)	$(0.1)	$(1,485.5)	$(133.2)

Interest rate swap agreements	(11.5)	—	(11.5)	—

(a)	Level 2 consists primarily of OTC West Texas Intermediate hedges. Level 3 consists primarily of West Texas Sour hedges and West Texas Intermediate options.

(b)

Level 1 consists primarily of NYMEX Natural Gas futures. Level 2 consists primarily of OTC West Texas Intermediate hedges. Level 3 consists primarily of West Texas Sour hedges and West Texas Intermediate options.

          The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for the three and nine months ended September 30, 2008 (in millions):

Significant Unobservable Inputs (Level 3)

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

Derivatives-net asset/(liability)
Beginning of Period	$(233.0)	$(100.3)
Realized and unrealized net losses	133.4	(52.9)
Purchases and settlements	19.0	72.6
Transfers in (out) of Level 3	—	—

End of Period	$(80.6)	$(80.6)

Change in unrealized net losses relating to contracts still held as of September 30, 2008	$138.5	$(22.3)

          Credit Risks

          As discussed in our financial statements included in our 2007 Form 10-K, we have counterparty credit risk as a result of our use of financial derivative contracts. Our counterparties consist primarily of financial institutions, major energy companies and local distribution companies. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

          We maintain credit policies with regard to our counterparties that we believe minimize our overall credit risk. These policies include (i) an evaluation of potential counterparties’ financial condition (including credit ratings); (ii) collateral requirements under certain circumstances; and (iii) the use of standardized agreements which allow for netting of positive and negative exposure associated with a single counterparty. Based on our policies, exposure, credit and other reserves, our management does not anticipate a material adverse effect on our financial position, results of operations, or cash flows as a result of counterparty performance.

          Our over-the-counter swaps and options are entered into with counterparties outside central trading organizations such as a futures, options or stock exchange. These contracts are with a number of parties, all of which have investment grade credit ratings. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future.

          In addition, in conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of September 30, 2008 and December 31, 2007, we had three outstanding letters of credit totaling $375.0 million and $298.0 million, respectively, in support of our hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil. Additionally, as of September 30, 2008 and December 31, 2007, we had cash margin deposits associated with our commodity contract positions and over-the-counter swap partners totaling $27.6 million and $67.9 million, respectively, and we reported these amounts as “Restricted deposits” in our accompanying consolidated balance sheets.

          We are also exposed to credit related losses in the event of nonperformance by counterparties to our interest rate swap agreements, and while we enter into these agreements primarily with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future. As of September 30, 2008, all of our interest rate swap agreements were with counterparties with investment grade credit ratings. Of the $210.7 million interest rate swap derivative asset at September 30, 2008, $92.2 million and $70.1 million of this value related to open positions with Citigroup and Merrill Lynch, respectively.

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

▪ Kinder Morgan Canada

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

          Our Products Pipelines segment derives its revenues primarily from the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids. Our Natural Gas Pipelines segment derives its revenues primarily from the sale, transport, processing, treating, storage and gathering of natural gas. Our CO2 segment derives its revenues primarily from the production and sale of crude oil from fields in the Permian Basin of West Texas and from the transportation and marketing of carbon dioxide used as a flooding medium for recovering crude oil from mature oil fields. Our Terminals segment derives its revenues primarily from the transloading and storing of refined petroleum products and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt and other bulk chemicals. Our Kinder Morgan Canada business segment derives its revenues primarily from the transportation of crude oil and refined products from Edmonton, Alberta to marketing terminals and refineries in the Greater Vancouver area and Puget Sound in Washington State.

          As discussed in Note 2, due to the October 2007 sale of our North System, an approximately 1,600-mile interstate common carrier pipeline system whose operating results were included as part of our Products Pipelines business segment, we accounted for the North System business as a discontinued operation. Consistent with the management approach of identifying and reporting discrete financial information on operating segments, we have included the North System’s financial results within our Products Pipelines business segment disclosures presented in this report for the first nine months of 2007 and, as prescribed by SFAS No. 131, we have reconciled the total of our reportable segment’s financial results to our consolidated financial results by separately identifying, in the following pages where applicable, the North System amounts as discontinued operations.

          Financial information by segment follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Revenues
Products Pipelines
Revenues from external customers	$205.6	$217.0	$602.5	$642.4
Intersegment revenues	—	—	—	—
Natural Gas Pipelines
Revenues from external customers	2,359.4	1,526.8	6,916.6	4,755.3
Intersegment revenues	—	—	—	—
CO2
Revenues from external customers	305.2	210.6	900.2	601.7
Intersegment revenues	—	—	—	—
Terminals
Revenues from external customers	306.0	247.1	886.4	690.8
Intersegment revenues	0.2	0.1	0.7	0.5
Kinder Morgan Canada
Revenues from external customers	56.6	43.7	143.1	119.8
Intersegment revenues	—	—	—	—

Total segment revenues	3,233.0	2,245.3	9,449.5	6,810.5
Less: Total intersegment revenues	(0.2)	(0.1)	(0.7)	(0.5)

	3,232.8	2,245.2	9,448.8	6,810.0
Less: Discontinued operations	—	(14.4)	—	(41.1)

Total consolidated revenues	$3,232.8	$2,230.8	$9,448.8	$6,768.9

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Operating expenses(a)
Products Pipelines	$78.7	$84.2	$209.6	$234.4
Natural Gas Pipelines	2,203.3	1,387.8	6,464.0	4,348.9
CO2	105.4	75.8	292.7	222.6
Terminals	175.1	158.0	483.9	390.9
Kinder Morgan Canada	18.6	19.3	51.3	47.2

Total segment operating expenses	2,581.1	1,725.1	7,501.5	5,244.0
Less: Total intersegment operating expenses	(0.2)	(0.1)	(0.7)	(0.5)

	2,580.9	1,725.0	7,500.8	5,243.5
Less: Discontinued operations	—	(4.1)	—	(14.8)

Total consolidated operating expenses	$2,580.9	$1,720.9	$7,500.8	$5,228.7

Other expense (income)
Products Pipelines	$0.1	$(0.6)	$(0.9)	$(2.9)
Natural Gas Pipelines	—	(0.4)	(2.7)	(3.1)
CO2	—	—	—	—
Terminals	4.0	(1.5)	3.6	(5.9)
Kinder Morgan Canada	—	—	—	—

Total other expense (income)	4.1	(2.5)	—	(11.9)
Kinder Morgan Canada(b)	—	—	—	377.1

Total segment other expense (income)	4.1	(2.5)	—	365.2
Less: Discontinued operations	—	—	1.3	—

Total consolidated other expense (income)	$4.1	$(2.5)	$1.3	$365.2

Depreciation, depletion and amortization
Products Pipelines	$22.2	$23.0	$66.7	$67.8
Natural Gas Pipelines	17.4	16.3	50.9	48.5
CO2	88.7	73.1	259.4	213.2
Terminals	31.0	22.2	90.9	63.9
Kinder Morgan Canada	7.5	5.7	22.6	15.4

Total segment depreciation, depletion and amortization	166.8	140.3	490.5	408.8
Less: Discontinued operations	—	(2.3)	—	(7.0)

Total consol. depreciation, depletion and amortization	$166.8	$138.0	$490.5	$401.8

Earnings from equity investments
Products Pipelines	$5.0	$8.0	$21.2	$24.4
Natural Gas Pipelines	25.6	4.0	80.4	14.2
CO2	4.2	4.1	15.3	14.3
Terminals	0.7	0.3	2.4	0.3
Kinder Morgan Canada	(0.9)	—	(0.8)	—

Total segment earnings from equity investments	34.6	16.4	118.5	53.2
Less: Discontinued operations	—	(0.6)	—	(1.8)

Total consolidated equity earnings	$34.6	$15.8	$118.5	$51.4

Amortization of excess cost of equity investments
Products Pipelines	$0.8	$0.9	$2.5	$2.5
Natural Gas Pipelines	0.1	—	0.3	0.3
CO2	0.5	0.5	1.5	1.5
Terminals	—	—	—	—
Kinder Morgan Canada	—	—	—	—

Total segment amortization of excess cost of investments	1.4	1.4	4.3	4.3
Less: Discontinued operations	—	—	—	—

Total consol. amortization of excess cost of investments	$1.4	$1.4	$4.3	$4.3

Interest income
Products Pipelines	$1.1	$1.1	$3.2	$3.3
Natural Gas Pipelines	—	—	—	—
CO2	—	—	—	—
Terminals	—	—	—	—
Kinder Morgan Canada	1.1	—	1.1	—

Total segment interest income	2.2	1.1	4.3	3.3
Unallocated interest income	—	0.3	0.4	0.8

Total consolidated interest income	$2.2	$1.4	$4.7	$4.1

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Other, net – income (expense)
Products Pipelines	$(0.7)	$1.8	$(1.0)	$4.9
Natural Gas Pipelines	3.9	—	21.8	0.2
CO2	—	—	(0.2)	—
Terminals	(1.3)	0.3	1.4	0.3
Kinder Morgan Canada	2.4	2.9	8.5	4.0

Total segment other, net – income (expense)	4.3	5.0	30.5	9.4
Less: Discontinued operations	—	—	—	—

Total consolidated other, net – income (expense)	$4.3	$5.0	$30.5	$9.4

Income tax benefit (expense)
Products Pipelines	$(1.8)	$(6.4)	$(8.5)	$(14.8)
Natural Gas Pipelines	(0.6)	(1.4)	(1.8)	(2.6)
CO2	(0.7)	(0.9)	(2.9)	(1.1)
Terminals	(6.4)	(6.9)	(17.1)	(11.9)
Kinder Morgan Canada	(1.0)	(5.2)	2.6	(6.0)

Total segment income tax benefit (expense)	(10.5)	(20.8)	(27.7)	(36.4)
Unallocated income tax benefit (expense)	(3.7)	—	(8.1)	—

Total consolidated income tax benefit (expense)	$(14.2)	$(20.8)	$(35.8)	$(36.4)

Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(c)
Products Pipelines	$130.4	$137.9	$408.7	$428.7
Natural Gas Pipelines	185.0	142.0	555.7	421.3
CO2	203.3	138.0	619.7	392.3
Terminals	120.1	84.4	386.3	295.0
Kinder Morgan Canada	39.6	22.1	103.2	(306.5)

Total segment earnings before DD&A	678.4	524.4	2,073.6	1,230.8
Total segment depreciation, depletion and amortization	(166.8)	(140.3)	(490.5)	(408.8)
Total segment amortization of excess cost of investments	(1.4)	(1.4)	(4.3)	(4.3)
General and administrative expenses	(73.1)	(63.0)	(222.7)	(222.7)
Interest and other non-operating expenses(d)	(107.3)	(105.9)	(317.4)	(298.0)

Total consolidated net income	$329.8	$213.8	$1,038.7	$297.0

Capital expenditures
Products Pipelines	$46.6	$68.1	$167.4	$170.9
Natural Gas Pipelines	280.8	63.7	697.6	162.8
CO2	135.8	111.7	384.2	273.4
Terminals	105.4	139.0	346.0	350.8
Kinder Morgan Canada	83.2	70.0	319.2	185.0

Total consolidated capital expenditures(e)	$651.8	$452.5	$1,914.4	$1,142.9

	September 30, 2008	December 31, 2007

Assets
Products Pipelines	$4,152.7	$4,045.0
Natural Gas Pipelines	5,173.4	4,347.3
CO2	2,255.8	2,004.5
Terminals	3,302.2	3,036.4
Kinder Morgan Canada	1,803.5	1,440.8

Total segment assets	16,687.6	14,874.0
Corporate assets(f)	351.3	303.8

Total consolidated assets	$17,038.9	$15,177.8

(a)	Includes natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.

(b)	Nine month 2007 amount represents an expense of $377.1 million attributable to a goodwill impairment charge recognized by Knight, as discussed in Notes 2 and 6.

(c)	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).

(d)	Includes unallocated interest income and income tax expense, interest and debt expense and minority interest expense.

(e)

Sustaining capital expenditures, including our share of Rockies Express’ sustaining capital expenditures, totaled $43.3 million for the third quarter of 2008, $31.8 million for the third quarter of 2007, $120.1 million for the first nine months of 2008 and $95.0 million for the first nine months of 2007. These listed amounts do not include sustaining capital expenditures for the Trans Mountain Pipeline (part of Kinder Morgan Canada) for any periods prior to our acquisition date of April 30, 2007. Sustaining capital expenditures are defined as capital expenditures which do not increase the capacity of an asset.

(f)	Includes cash and cash equivalents, margin and restricted deposits, certain unallocable deferred charges, and risk management assets related to the fair value of interest rate swaps.

          We do not attribute interest and debt expense to any of our reportable business segments. For the three months ended September 30, 2008 and 2007, we reported total consolidated interest expense of $100.5 million and $103.8 million, respectively. For the nine months ended September 30, 2008 and 2007, we reported total consolidated interest expense of $298.5 million and $294.4 million, respectively.

12.	Pensions and Other Post-Retirement Benefits

          Due to our acquisition of the Trans Mountain pipeline system (see Note 2), Kinder Morgan Canada Inc. and Trans Mountain Pipeline Inc. (as general partner of Trans Mountain Pipeline L.P.) are sponsors of pension and other post-retirement benefit plans for eligible Trans Mountain employees. The plans include registered defined benefit pension plans, supplemental unfunded arrangements, which provide pension benefits in excess of statutory limits, and defined contributory plans. We also provide post-retirement benefits other than pensions for retired employees. Our combined net periodic benefit costs for these Trans Mountain pension and post-retirement benefit plans for the first nine months of 2008 and 2007 were approximately $2.3 million and $3.2 million, respectively. As of September 30, 2008, we estimate our overall net periodic pension and post-retirement benefit costs for these plans for the year 2008 will be approximately $3.1 million, recognized ratably over the year, although this estimate could change if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities. We expect to contribute approximately $2.6 million to these benefit plans in 2008.

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

          As of September 30, 2008, we estimate no overall net periodic post-retirement benefit cost for the SFPP post-retirement benefit plan for the year 2008; however, this estimate could change if a future significant event would require a remeasurement of liabilities. For the first nine months of 2007, our net periodic benefit cost for the SFPP post-retirement benefit plan was a credit of approximately $0.2 million. The credit resulted in increases to income, largely due to amortizations of an actuarial gain and a negative prior service cost. In addition, we expect to contribute approximately $0.4 million to this post-retirement benefit plan in 2008.

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

          Plantation Pipe Line Company Note Receivable

          We have a seven-year note receivable bearing interest at the rate of 4.72% per annum from Plantation Pipe Line Company, our 51.17%-owned equity investee. The outstanding note receivable balance was $88.5 million as of September 30, 2008, and $89.7 million as of December 31, 2007. Of these amounts, $2.5 million and $2.4 million were included within “Accounts, notes and interest receivable, net─Related parties,” as of September 30, 2008 and

December 31, 2007, respectively, and the remainder was included within “Notes receivable─Related parties” at each reporting date.

          Express US Holdings LP Note Receivable

          In conjunction with the acquisition of our 33 1/3% equity ownership interest in the Express pipeline system (discussed in Note 2) from Knight on August 28, 2008, we acquired a long-term investment in a debt security issued by Express US Holdings LP (the obligor), the partnership that maintains ownership of the U.S. portion of the Express pipeline system. As of our acquisition date, the value of this unsecured debenture was equal to Knight’s carrying value of $107.0 million. The note is denominated in Canadian dollars, and the principal amount of the note is $113.6 million Canadian dollars, due in full on January 9, 2023. It bears interest at the rate of 12.0% per annum and provides for quarterly payments of interest in Canadian dollars on March 31, June 30, September 30 and December 31 each year.

          As of September 30, 2008, the outstanding note receivable balance, representing the translated amount included in our consolidated financial statements in U.S. dollars, was$106.7 million, and we included this amount within “Notes receivable─Related parties” on our accompanying consolidated balance sheet.

          Knight Note Receivable

          As of December 31, 2007, an affiliate of Knight owed to us a long-term note with a principal amount of $0.6 million, and we included this balance within “Notes receivable─Related parties” on our consolidated balance sheet as of that date. The note had no fixed terms of repayment and was denominated in Canadian dollars. In each of the second and third quarters of 2008, we received payments of $0.3 million in principal amount under this note, and as of September 30, 2008, there was no outstanding balance due under this note. The above amounts represent translated amounts in U.S. dollars.

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

          The following table summarizes the fair values of our energy commodity derivative contracts that are (i) associated with commodity price risk management activities with related parties; and (ii) included on our accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007 (in millions):

	September 30, 2008	December 31, 2007

Derivatives-net asset/(liability)
Deferred charges and other assets	$13.6	$—
Accrued other current liabilities	(256.3)	(239.8)
Other long-term liabilities and deferred credits	$(594.2)	$(386.5)

          Other

          Generally, KMR makes all decisions relating to the management and control of our business. Our general partner owns all of KMR’s voting securities and is its sole managing member. Knight, through its wholly owned and controlled subsidiary Kinder Morgan (Delaware), Inc., owns all the common stock of our general partner. Certain conflicts of interest could arise as a result of the relationships among KMR, our general partner, Knight and us; however, the audit committee of KMR’s board of directors will, at the request of KMR, review (and is one of the means for resolving) conflicts of interest that may arise between Knight or its subsidiaries, on the one hand, and us, on the other hand. For a more complete discussion of our related-party transactions, see Note 12 to our consolidated financial statements included in our 2007 Form 10-K.

14.	Regulatory Matters

          The following updates the disclosure in Note 17 to our audited financial statements that were filed with our 2007 Form 10-K with respect to developments that occurred during the nine months ended September 30, 2008.

          FERC Order No. 2004/690/717

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

          The FERC clarified that all exemptions and waivers issued under Order No. 2004 remain in effect. On January 18, 2007, the FERC issued a notice of proposed rulemaking, referred to in this report as a NOPR, seeking comments regarding whether or not the Interim Rule should be made permanent for natural gas transmission providers. On March 21, 2007, the FERC issued an Order on Clarification and Rehearing of the Interim Rule that granted clarification that the Standards of Conduct only apply to natural gas transmission providers that are affiliated with a marketing or brokering entity that conducts transportation transactions on such gas transmission provider’s pipeline.

          On March 21, 2008, as part of an effort to undertake a broader review of the existing Standards of Conduct, the FERC issued a new notice of proposed rulemaking revamping the Standards of Conduct in order to make compliance and enforcement easier, rather than issuing a Final Rule on the January 18 NOPR. The intent of this action is to return to the core principles of the original Standards of Conduct, which established a functional separation between transmission and merchant personnel for natural gas and electric transmission providers. The new NOPR is made up of three rules: (i) independent functioning of transmission function employees from marketing function employees; (ii) the no-conduit rule prohibiting the passing and receipt of non-public transmission information; (iii) and the transparency rule to detect undue discrimination. On October 16, 2008, the FERC issued a Final Rule in Order 717 revising the FERC Standards of Conduct for natural gas and electric transmission providers by eliminating Order No. 2004’s concept of Energy Affiliates and corporate separation in favor of an employee functional approach as used in Order No. 497. A transmission provider is prohibited from disclosing to a marketing function employee non-public information about the transmission system or a transmission customer. The final rule also retains the long-standing no-conduit rule, which prohibits a transmission function provider from disclosing non-public information to marketing function employees by using a third party conduit. Additionally, the final rule requires that a transmission provider provide annual training on the Standards of Conduct to all transmission function employees, marketing function employees, officers, directors, supervisory employees, and any other employees likely to become privy to transmission function information. This rule will become effective on November 26, 2008.

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

          On September 20, 2007, the FERC issued for public comment in Docket No. RM07-9 a proposed rule which would revise its financial forms to require that additional information be reported by natural gas companies. The proposed rule would require, among other things, that natural gas companies: (i) submit additional revenue information, including revenue from shipper-supplied gas; (ii) identify the costs associated with affiliate transactions; and (iii) provide additional information on incremental facilities and on discounted and negotiated rates. The FERC proposed an effective date of January 1, 2008, which means that forms reflecting the new requirements for 2008 would be filed in early 2009. Comments on the proposed rule were filed by numerous parties on November 13, 2007.

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

          Notice of Proposed Rulemaking – Promotion of a More Efficient Capacity Release Market-Order 712

          On November 15, 2007, the FERC issued a notice of proposed rulemaking in Docket No. RM 08-1-000 regarding proposed modifications to its Part 284 regulations concerning the release of firm capacity by shippers on interstate natural gas pipelines. The FERC proposes to remove, on a permanent basis, the rate ceiling on capacity release transactions of one year or less. Additionally, the FERC proposes to exempt capacity releases made as part of an asset management arrangement from the prohibition on tying and from the bidding requirements of section 284.8. Initial comments were filed by numerous parties on January 25, 2008. On June 19, 2008, the FERC issued a final rule in Order 712 regarding changes to the capacity release program. The FERC permitted market based pricing for short-term capacity releases of a year or less. Long-term capacity releases and the pipeline’s sale of its own capacity remains subject to a price cap. The ruling would facilitate asset management arrangements by relaxing the FERC’s prohibitions on tying and on bidding requirements for certain capacity releases. The FERC further clarified that its prohibition on tying does not apply to conditions associated with gas inventory held in storage for releases for firm storage capacity. Finally, the FERC waived the prohibition on tying and bidding requirements for capacity releases made as part of state-approved retail open access programs. The final rule became effective on July 30, 2008.

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

          In addition, on December 21, 2007, the FERC issued a new notice of proposed rulemaking in Docket No. RM08-2-000 regarding the daily posting provisions that were contained in Docket Nos. RM07-10-000 and AD06-11-000. The new NOPR proposes to exempt from the daily posting requirements those non-interstate pipelines that (i) flow less than ten million MMBtus of natural gas per year; (ii) fall entirely upstream of a processing plant; and (iii) deliver more than ninety-five percent (95%) of the natural gas volumes they flow directly to end-users. However, the new NOPR expands the proposal to require that both interstate and non-exempt non-interstate pipelines post daily the capacities of, volumes scheduled at, and actual volumes flowing through, their major receipt and delivery points and mainline segments. Initial comments were filed by numerous parties on March 13, 2008. A Technical Conference was held on April 3, 2008. Numerous reply comments were received on April 14, 2008.

          On December 26, 2007, the FERC issued Order No. 704 in this docket implementing only the annual reporting provisions of the NOPR with minimal changes to the original proposal. The order became effective February 4, 2008. The initial report is due May 1, 2009 for calendar year 2008. Subsequent reports are due by May 1 of each year for the previous calendar year. Order 704 will require most, if not all of our natural gas pipelines to report annual volumes of relevant transactions to the FERC. Technical workshops were held on April 22, 2008 and May 19, 2008. The FERC issued Order 704-A on September 18, 2008. This order generally affirmed the rule, while clarifying what information certain natural gas market participants must report in Form 552. The revisions pertain to the reporting of transactions occurring in calendar year 2008. The first report is due May 1, 2009 and each May 1st thereafter for subsequent calendar years. Order 704-A became effective October 27, 2008.

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

          Natural Gas Pipeline Expansion Filings

          Rockies Express Pipeline-Currently Certificated Facilities

          We own a 51% ownership interest in West2East Pipeline LLC, a limited liability company that is the sole owner of Rockies Express Pipeline LLC, and operate the Rockies Express Pipeline. ConocoPhillips owns a 24% ownership interest in West2East Pipeline LLC and Sempra Energy holds the remaining 25% interest. When construction of the entire Rockies Express Pipeline project is completed, our ownership interest will be reduced to 50% at which time the capital accounts of West2East Pipeline LLC will be trued up to reflect our 50% economics in the project. According to the provisions of current accounting standards, because we will receive 50% of the economics of the Rockies Express project on an ongoing basis, we are not considered the primary beneficiary of West2East Pipeline LLC and thus, we account for our investment under the equity method of accounting.

          On August 9, 2005, the FERC approved the application of Rockies Express Pipeline LLC, formerly known as Entrega Gas Pipeline LLC, to construct 327 miles of pipeline facilities in two phases. For phase I (consisting of two pipeline segments), Rockies Express was granted authorization to construct and operate approximately 136 miles of pipeline extending northward from the Meeker Hub, located at the northern end of our TransColorado pipeline system in Rio Blanco County, Colorado, to the Wamsutter Hub in Sweetwater County, Wyoming (segment 1), and then construct approximately 191 miles of pipeline eastward to the Cheyenne Hub in Weld County, Colorado (segment 2). Construction of segments 1 and 2 has been completed, with interim service commencing on segment 1 on February 24, 2006, and full in-service of both segments on February 14, 2007. For phase II, Rockies Express was authorized to construct three compressor stations referred to as the Meeker, Big Hole and Wamsutter compressor stations. The Meeker and Wamsutter stations went into service in January 2008. Construction of the Big Hole compressor station commenced in the second quarter of 2008, and the expected in-service date for this compressor station is the second quarter of 2009.

          Rockies Express Pipeline-West Project

          On April 19, 2007, the FERC issued a final order approving the Rockies Express application for authorization to construct and operate certain facilities comprising its proposed “Rockies Express-West Project.” This project is the first planned segment extension of the Rockies Express’ facilities described above, and is comprised of approximately 713 miles of 42-inch diameter pipeline extending from the Cheyenne Hub to an interconnection with Panhandle Eastern Pipe Line located in Audrain County, Missouri. The project also includes certain improvements to existing Rockies Express facilities located to the west of the Cheyenne Hub. Construction on Rockies Express-West commenced on May 21, 2007, and interim service for up to 1.4 billion cubic feet per day of natural gas on the segment’s first 503 miles of pipe began on January 12, 2008. The project commenced deliveries to Panhandle Eastern Pipe Line at Audrain County, Missouri on the remaining 210 miles of pipe on May 20, 2008. The Rockies Express-West pipeline segment transports approximately 1.5 million cubic feet per day of natural gas across five states: Wyoming, Colorado, Nebraska, Kansas and Missouri.

          Rockies Express replaced certain pipe to reflect a higher class location and conducted further hydrostatic testing of portions of its system during September 2008 to satisfy U.S. Department of Transportation testing requirements to operate at its targeted higher operating pressure. This pipe replacement and hydrostatic testing, conducted from September 3, 2008 through September 26, 2008, resulted in the temporary outage of pipeline delivery points and an overall reduction of firm capacity available to firm shippers. By the terms of the Rockies Express FERC Gas Tariff, firm shippers are entitled to daily reservation revenue credits for non-force majeure and planned maintenance outages. The estimated impact of these revenue credits is included in our third quarter results.

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

          By order issued May 30, 2008, the FERC authorized the certificate to construct the Rockies Express Pipeline-East Project. Construction commenced on the Rockies Express-East pipeline segment on June 26, 2008. Delays in securing permits and regulatory approvals, as well as weather-related delays, have caused Rockies Express to set revised project completion dates. Rockies Express-East is currently projected to commence service on April 1, 2009 to interconnects upstream of Lebanon, followed by service to the Lebanon Hub in Warren County, Ohio beginning June 15, 2009, with final completion and deliveries to Clarington, Ohio commencing by November 1, 2009.

          Current market conditions for consumables, labor and construction equipment along with certain provisions in the final regulatory orders have resulted in increased costs for the project and have impacted certain projected completion dates. For example, our current estimate of total completed cost on the Rockies Express Pipeline is approximately $6.0 billion (consistent with our October 15, 2008 third quarter earnings press release).

          Kinder Morgan Interstate Gas Transmission Pipeline

          On August 6, 2007, Kinder Morgan Interstate Gas Transmission Pipeline, referred to in this report as KMIGT, filed, in FERC Docket CP07-430, for regulatory approval to construct and operate a 41-mile, $30 million natural gas pipeline, referred to in this report as the Colorado Lateral, from the Cheyenne Hub to markets in and around Greeley, Colorado. When completed, the Colorado Lateral will provide firm transportation of up to 55 million cubic feet per day to a local utility under long-term contract. The FERC issued a draft environmental assessment on the project on January 11, 2008, and comments on the project were received February 11, 2008. On February 21, 2008, the FERC granted the certificate application. On July 8, 2008, in response to a rehearing request by Public Service Company of Colorado, referred to in this report as PSCo, the FERC granted rehearing and denied KMIGT recovery in initial transportation rates $6.2 million in costs associated with non-jurisdictional laterals constructed by KMIGT to serve Atmos. The recourse rate adjustment is not expected to have any material effect on the negotiated rate paid by Atmos to KMIGT or the economics of the project. On July 25, 2008, KMIGT filed an amendment to its certificate application, seeking authorization to revise its initial rates for transportation service on the Colorado Lateral to reflect updated construction costs for jurisdictional mainline facilities. The FERC approved the revised initial recourse rates on August 22, 2008.

          PSCo, a competitor serving markets off the Colorado Lateral, also filed a complaint before the State of Colorado Public Utilities Commission (“CoPUC”) against Atmos, the anchor shipper on the project. The CoPUC conducted a hearing on April 14, 2008 on the complaint. On June 9, 2008, PSCo also filed before the CoPUC seeking a temporary cease and desist order to halt construction of the lateral facilities being constructed by KMIGT to serve Atmos. Atmos filed a response to that motion on June 24, 2008. By order dated June 27, 2008 an administrative law judge for the CoPUC denied PSCo’s request for a cease and desist order. On September 4, 2008, an administrative law judge for the CoPUC issued an order wherein it denied PSCo’s claim to exclusivity to serve Atmos and the Greeley market area but affirmed PSCo’s claim that Atmos’ acquisition of the delivery laterals is not in the ordinary course of business and requires separate approvals. Accordingly, Atmos may require a certificate of public convenience and necessity (“CPCN”) to acquire the delivery lateral facilities from KMIGT. Atmos’ application and approval for a CPCN is not expected to delay in-service of the facilities on or about November 7, 2008.

          On December 21, 2007, KMIGT filed, in Docket CP 08-44, for approval to expand its system in Nebraska to serve incremental ethanol and industrial load. No protests to the application were filed and the project was approved by the FERC. Construction commenced on April 9, 2008. These facilities will be in service in November 2008.

          Kinder Morgan Louisiana Pipeline

          On September 8, 2006, in FERC Docket No. CP06-449-000, we filed an application with the FERC requesting approval to construct and operate our Kinder Morgan Louisiana Pipeline. The natural gas pipeline will extend approximately 135 miles from Cheniere’s Sabine Pass liquefied natural gas terminal in Cameron Parish, Louisiana, to various delivery points in Louisiana and will provide interconnects with many other natural gas pipelines, including Natural Gas Pipeline Company of America LLC. The project is supported by fully subscribed capacity and long-term customer commitments with Chevron and Total. The entire estimated project cost is now expected to be approximately $1.0 billion (consistent with our October 15, 2008 third quarter earnings press release), and it is expected to be fully operational during the second quarter of 2009.

          On March 15, 2007, the FERC issued a preliminary determination that the authorizations requested, subject to some minor modifications, will be in the public interest. This order does not consider or evaluate any of the environmental issues in this proceeding. On April 19, 2007, the FERC issued the final environmental impact statement, or EIS, which addressed the potential environmental effects of the construction and operation of the Kinder Morgan Louisiana Pipeline. The final EIS was prepared to satisfy the requirements of the National Environmental Policy Act. It concluded that approval of the Kinder Morgan Louisiana Pipeline project would have limited adverse environmental impacts. On June 22, 2007, the FERC issued an order granting construction and operation of the project. Kinder Morgan Louisiana Pipeline officially accepted the order on July 10, 2007.

          On July 11, 2008, Kinder Morgan Louisiana Pipeline filed an amendment to its certificate application, seeking authorization to revise its initial rates for transportation service on the Kinder Morgan Louisiana Pipeline system to reflect updated construction costs for the project. The amendment was accepted by the FERC on August 14, 2008.

          Midcontinent Express Pipeline

          On October 9, 2007, in Docket No. CP08-6-000, Midcontinent Express Pipeline LLC filed an application with the FERC requesting a certificate of public convenience and necessity that would authorize construction and operation of the approximately 500-mile Midcontinent Express Pipeline natural gas transmission system.

          The Midcontinent Express Pipeline will create long-haul, firm transportation takeaway capacity either directly or indirectly connected to natural gas producing regions located in Texas, Oklahoma and Arkansas. The pipeline will originate in southeastern Oklahoma and traverse east through Texas, Louisiana, Mississippi, and terminate at an interconnection with the Transco Pipeline near Butler, Alabama. The Midcontinent Express Pipeline is a 50/50 joint venture between us and Energy Transfer Partners, L.P., and it has a total capital cost of approximately $1.9 billion, including the expansion capacity (consistent with our October 15, 2008 third quarter earnings press release). Initial design capacity for the pipeline was 1.5 billion cubic feet of natural gas per day, which was fully subscribed with long-term binding commitments from creditworthy shippers. A successful binding open season was recently completed which will increase the main segment of the pipeline’s capacity to 1.8 billion cubic feet per day, subject to regulatory approval.

          On July 25, 2008, the FERC approved the application made by Midcontinent Express Pipeline to construct and operate the 500-mile Midcontinent Express Pipeline natural gas transmission system along with the lease of 272 million cubic feet of capacity on the Oklahoma intrastate system of Enogex Inc. Midcontinent Express Pipeline accepted the FERC Certificate on July 30, 2008. Mobilization for construction of the pipeline began in the third quarter, and subject to the receipt of regulatory approvals, interim service on the first portion of the pipeline is expected to be available by the second quarter of 2009 with full in service in the third quarter of 2009.

          Kinder Morgan Liquid Terminals

          With regard to several of our liquids terminals, we are working with the U.S. Department of Transportation, referred to in this report as the DOT, to supplement our compliance program for certain of our tanks and internal piping. We anticipate the program will call for incremental capital spending over the next several years to improve and/or add to our facilities. These improvements will enhance the tanks and piping previously considered outside the jurisdiction of DOT to conduct DOT jurisdictional transfers of products. Our original estimate called for an incremental $3 million to $5 million of annual capital spending over the next six to ten years for this work; however, we continue to assess the amount of capital that will be required and the amount may exceed our original estimate.

          Kinder Morgan Texas Pipeline LLC

          On May 30, 2008, Kinder Morgan Texas Pipeline LLC filed in Docket No. PR08-25-000 a petition seeking market-based rate authority for firm and interruptible storage services performed under section 311 of the Natural Gas Policy Act of 1978 (NGPA) at the North Dayton Gas Storage Facility in Liberty County, Texas, and at the Markham Gas Storage Facility in Matagorda County, Texas. On October 3, 2008, FERC approved this petition effective May 30, 2008.

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

          For general partners of all new limited partnerships formed, and for existing limited partnerships for which the partnership agreements are modified, the guidance in EITF 04-5 is effective after June 29, 2005. For general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 (January 1, 2006 for us). The adoption of EITF 04-5 did not have an effect on our consolidated financial statements.

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

          In addition, we have U.S. and state tax years open to examination for the periods 2003 through 2007. As of September 30, 2008, there have been no material changes to our December 31, 2007 liability for unrecognized tax benefits, interest, penalties or to our estimated change in the liability during 2008.

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

          SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 (discussed in Note 10 “—SFAS No. 157”) and in SFAS No. 107 “Disclosures about Fair Value of Financial Instruments.”

          This Statement was adopted by us effective January 1, 2008, at which time no financial assets or liabilities, not previously required to be recorded at fair value by other authoritative literature, were designated to be recorded at fair value. As such, the adoption of this Statement did not have any impact on our consolidated financial statements.

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

          This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for us). Early adoption is not permitted. SFAS No. 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for its presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. We do not anticipate that the adoption of this Statement will have a material effect on our consolidated financial statements.

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

          This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for us). Early application is encouraged. We do not anticipate that the adoption of this Statement will have a material effect on our consolidated financial statements.

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

          This Issue is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for us), and interim periods within those fiscal years. Earlier application is not permitted, and the guidance in this Issue is to be applied retrospectively for all financial statements presented. We do not anticipate that the adoption of this Issue will have a material effect on our consolidated financial statements.

          FASB Staff Position No. FAS 142-3

          On April 25, 2008, the FASB issued FASB Staff Position FAS 142-3 “Determination of the Useful Life of Intangible Assets.” This Staff Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008 (January 1, 2009 for us), and interim periods within those fiscal years. Early adoption is prohibited. We do not anticipate that the adoption of this Staff Position will have a material effect on our consolidated financial statements.

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

          FASB Staff Position No. FAS 157-3

          On October 10, 2008, the FASB issued FASB Staff Position FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active.” This Staff Position provides guidance clarifying how SFAS No. 157, “Fair Value Measurements” should be applied when valuing securities in markets that are not active. This Staff Position applies the objectives and framework of SFAS No. 157 to determine the fair value of a financial asset in a market that is not active, and it reaffirms the notion of fair value as an exit price as of the measurement date. Among other things, the guidance also states that significant judgment is required in valuing financial assets. This Staff Position became effective upon issuance, and did not have any material effect on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

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

          In addition, as discussed in Note 2 to our consolidated financial statements included elsewhere in this report, our financial statements reflect:

▪

the April 30, 2007 transfer of the Trans Mountain pipeline system net assets from Knight as if such transfer had taken place on January 1, 2006, the effective date of common control pursuant to generally accepted accounting principles. Accordingly, we have included the financial results of the Trans Mountain pipeline system within our Kinder Morgan Canada business segment disclosures presented in this report for all periods subsequent to January 1, 2006;

▪

the August 28, 2008 transfer of both the 33 1/3% interest in the Express pipeline system net assets and the Jet Fuel pipeline system net assets from Knight as of the date of transfer. Accordingly, we have included the financial results of the Express and Jet Fuel pipeline systems within our Kinder Morgan Canada business segment disclosures presented in this report for all periods subsequent to August 28, 2008; and

▪

the reclassifications necessary to reflect the results of our North System as discontinued operations. However, because the sale of our North System does not change the structure of our internal organization in a manner that causes a change to our reportable business segments pursuant to the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have included the North System’s financial results within our Products Pipelines business segment disclosures presented in this report for the three and nine months ended September 30, 2007.

We are an energy infrastructure owner and operator. Our principal business segments are:

▪

Products Pipelines—the ownership and operation of refined petroleum products pipelines that deliver gasoline, diesel fuel, jet fuel and natural gas liquids to various markets, plus the ownership and/or operation of associated product terminals and petroleum pipeline transmix facilities;

▪	Natural Gas Pipelines—the ownership and operation of major interstate and intrastate natural gas pipeline and storage systems;

▪

CO2—(i) the production, transportation and marketing of carbon dioxide, referred to as CO2, to oil fields that use CO2 to increase production of oil, (ii) ownership interests in and/or operation of oil fields in West Texas, and (iii) the ownership and operation of a crude oil pipeline system in West Texas;

▪	Terminals—the ownership and/or operation of liquids and bulk terminal facilities and rail transloading and materials handling facilities located throughout the United States; and

▪

Kinder Morgan Canada—the ownership and operation of a pipeline system that transports crude oil and refined petroleum products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia, Canada and the state of Washington. This segment also includes the recently completed first portion of the Anchor Loop expansion of the Trans Mountain Pipeline, and the 33 1/3% interest in the Express pipeline system net assets and the Jet Fuel pipeline system net assets we acquired from Knight effective August 28, 2008. Following the acquisition of these two businesses, the operations of our Trans Mountain, Express and Jet Fuel pipeline systems have been combined to represent our “Kinder Morgan Canada” segment.

          As an energy infrastructure owner and operator in multiple facets of the United States’ and Canada’s various energy businesses and markets, we examine a number of variables and factors on a routine basis to evaluate our current performance and our prospects for the future. Many of our operations are regulated by various U.S. and Canadian regulatory bodies. The profitability of our products pipeline transportation business is generally driven by the utilization of our facilities in relation to their capacity, as well as the prices we receive for our services. Transportation volume levels are primarily driven by the demand for the petroleum products being shipped or stored, and the prices for shipping are generally based on regulated tariffs that are adjusted annually based on changes in the U.S. Producer Price Index. Because of the overall effect of utilization on our products pipeline transportation business, we seek to own refined products pipelines located in, or that transport to, stable or growing markets and population centers.

          With respect to our interstate natural gas pipelines and related storage facilities, the revenues from these assets tend to be received under contracts with terms that are fixed for various periods of time. We monitor the contracts under which we provide interstate natural gas transportation services and, to the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate risk of reduced volumes and prices by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity. However, changes, either positive or negative, in actual quantities transported on our interstate natural gas pipelines may not accurately measure or predict associated changes in profitability because many of the underlying transportation contracts, sometimes referred to as take-or-pay contracts, specify that we receive the majority of our fee for making the capacity available, whether or not the customer actually chooses to utilize the capacity.

          Our CO2 sales and transportation business, like our natural gas pipelines business, generally has take-or-pay contracts, although the contracts in our CO2 business typically have minimum volume requirements. In the long term, our success in this business is driven by the demand for CO2. However, short-term changes in the demand for CO2 typically do not have a significant impact on us due to the required minimum transport volumes under many of our contracts. In the oil and gas producing activities within our CO2 business segment, we monitor the amount of capital we expend in relation to the amount of production that is added or the amount of declines in production that are postponed. In that regard, our production during any period and the reserves that we add during that period are important measures. In addition, the revenues we receive from our crude oil, natural gas liquids and CO2 sales are a function of, in addition to production quantity, the prices we realize from the sale of these products. Over the long term, we will tend to receive prices that are dictated by the demand and overall market price for these products. In the shorter term, however, published market prices are likely not indicative of the revenues we will receive due to our risk management, or hedging, program in which the prices to be realized for certain of our future sales quantities are fixed, capped or bracketed through the use of financial derivative contracts, particularly for crude oil.

          As with our pipeline transportation businesses, the profitability of our terminals businesses is generally driven by the utilization of our terminals facilities in relation to their capacity, as well as the prices we receive for our services, which in turn are driven by the demand for the products being shipped or stored. The extent to which changes in these variables affect our terminals businesses in the near term is a function of the length of the underlying service contracts, the extent to which revenues under the contracts are a function of the amount of product stored or transported, and the extent to which such contracts expire during any given period of time. As with our pipeline transportation businesses, we monitor the contracts under which we provide services and, to the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate the risk of reduced volumes and pricing by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity. In addition, weather-related factors such as hurricanes, floods and droughts may impact our facilities and access to them and, thus, the profitability of certain terminals for limited periods of time or, in relatively rare cases of severe damage to facilities, for longer periods.

          In our discussions of the operating results of individual businesses which follow, we generally identify the important fluctuations between periods that are attributable to acquisitions and dispositions separately from those that are attributable to businesses owned in both periods. We believe that we have a history of making accretive acquisitions and economically advantageous expansions of existing businesses. Our ability to increase earnings and increase distributions to our unitholders will, to some extent, be a function of completing successful acquisitions and expansions. We continue to have opportunities for expansion of our facilities in many markets, and we expect to continue to have such opportunities in the future, although the level of such opportunities is difficult to predict.

          Our ability to make accretive acquisitions is a function of the availability of suitable acquisition candidates and, to some extent, our ability to raise necessary capital to fund such acquisitions, factors over which we have limited or no control. The availability of suitable acquisition candidates has lessened in recent periods, largely due to prices that are not attractive to us, but we have no way to determine the extent to which we will be able to identify accretive acquisition candidates, or the number or size of such candidates in the future, or whether we will complete the acquisition of any such candidates.

          In addition to any uncertainties described in this discussion and analysis, we are subject to a variety of risks that could have a material adverse effect on our business, financial condition, cash flows and results of operations. Please see Part II, Item 1A “Risk Factors” of this report for a more detailed description of these and other factors that may affect our business portfolio.

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

          Further information about us and information regarding our accounting policies and estimates that we consider to be “critical” can be found in our 2007 Form 10-K. There have not been any significant changes in these policies and estimates during the nine months ended September 30, 2008; however, during the second quarter of 2008, we changed the date of our annual goodwill impairment test date to May 31 of each year. Although our change to a new testing date, when applied to prior periods, does not yield different financial statement results, this change constitutes a change in the method of applying an accounting principle, as discussed in paragraph 4 of SFAS No. 154, “Accounting Changes and Error Corrections.” For more information on this change, see Note 6 to our consolidated financial statements included elsewhere in this report.

Results of Operations

          Consolidated

	Three Months Ended September 30,		Earnings Increase/(decrease)

	2008	2007

	(In millions, except percentages)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines(b)	$130.4	$137.9	$(7.5)	(5)%
Natural Gas Pipelines(c)	185.0	142.0	43.0	30%
CO2	203.3	138.0	65.3	47%
Terminals(d)	120.1	84.4	35.7	42%
Kinder Morgan Canada	39.6	22.1	17.5	79%

Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	678.4	524.4	154.0	29%
Depreciation, depletion and amortization expense	(166.8)	(140.3)	(26.5)	(19)%
Amortization of excess cost of equity investments	(1.4)	(1.4)	—	—
General and administrative expenses(e)	(73.1)	(63.0)	(10.1)	(16)%
Interest and other non-operating expenses(f)	(107.3)	(105.9)	(1.4)	(1)%

Net income	$329.8	$213.8	$116.0	54%

	Nine Months Ended September 30,		Earnings Increase/(decrease)

	2008	2007

	(In millions, except percentages)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines(g)	$408.7	$428.7	$(20.0)	(5)%
Natural Gas Pipelines(h)	555.7	421.3	134.4	32%
CO2	619.7	392.3	227.4	58%
Terminals(i)	386.3	295.0	91.3	31%
Kinder Morgan Canada(j)	103.2	(306.5)	409.7	n/a

Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	2,073.6	1,230.8	842.8	68%
Depreciation, depletion and amortization expense(k)	(490.5)	(408.8)	(81.7)	(20)%
Amortization of excess cost of equity investments	(4.3)	(4.3)	—	—
General and administrative expenses(l)	(222.7)	(222.7)	—	—
Interest and other non-operating expenses(m)	(317.4)	(298.0)	(19.4)	(7)%

Net income	$1,038.7	$297.0	$741.7	250%

(a)

Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other expense (income). Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses, and taxes, other than income taxes.

(b)

2008 amount includes a $9.3 million decrease in income from the proposed settlement of certain litigation matters related to our Pacific operations’ East Line pipeline, a $0.7 million decrease in income resulting from unrealized foreign currency losses on long-term debt transactions, and a $0.2 million decrease in income related to hurricane clean-up and repair activities. 2007 amount includes a $15.0 million increase in expense for a litigation settlement reached with Contra Costa County, California, a $3.2 million increase in expense from the settlement of certain litigation matters related to our West Coast refined products terminal operations, and a $0.9 million increase in income resulting from unrealized foreign currency gains on long-term debt transactions.

(c)

2008 amount includes a $12.2 million increase in income resulting from unrealized mark to market gains due to the discontinuance of hedge accounting at Casper Douglas, and a $4.4 million increase in expense related to hurricane clean-up and repair activities.

(d)

2008 amount includes a $6.8 million decrease in income related to fire damage and repair activities, a $4.0 million decrease in income related to hurricane clean-up and repair activities, and a combined $1.5 million increase in expense from the settlement of certain litigation matters related to our Elizabeth River bulk terminal and our Staten Island liquids terminal. 2007 amount includes a $25.0 million increase in expense from the settlement of certain litigation matters related to our Cora coal terminal.

(e)

2008 amount includes (i) a $1.4 million increase in non-cash compensation expense, allocated to us from Knight (we do not have any obligation, nor do we expect to pay any amounts related to this expense); (ii) a $0.1 million increase in expense related to hurricane clean-up and repair activities; and (iii) a $1.5 million decrease in expense due to the adjustment of certain insurance related liabilities. 2007 amount includes (i) a $1.5 million increase in non-cash compensation expense, allocated to us from Knight (we do not have any obligation, nor do we expect to pay any amounts related to this expense); (ii) a $0.8 million increase in expense related to the cancellation of certain commercial insurance policies; and (iii) a $0.4 million increase in expense for certain Trans Mountain acquisition costs.

(f)

Includes unallocated interest income and income tax expense, interest and debt expense, and minority interest expense. 2008 and 2007 amounts each include increases in imputed interest expense of $0.5 million related to our January 1, 2007 Cochin Pipeline acquisition. 2008 amount also includes a $0.2 million increase in interest expense related to the proposed settlement of certain litigation matters related to our Pacific operations’ East Line pipeline. 2008 and 2007 amounts also include decreases in expense of $0.2 million and $0.4 million, respectively, related to the minority interest effect from all of the three month 2008 and 2007 items previously disclosed in these footnotes.

(g)

2008 amount includes a $9.3 million decrease in income from the proposed settlement of certain litigation matters related to our Pacific operations’ East Line pipeline, a $1.4 million decrease in income resulting from unrealized foreign currency losses on long-term debt transactions, a $0.2 million decrease in income related to hurricane clean-up and repair activities, and a $1.3 million gain from the 2007 sale of our North System. 2007 amount includes a $15.0 million increase in expense for a litigation settlement reached with Contra Costa County, California, a $3.2 million increase in expense from the settlement of certain litigation matters related to our West Coast refined products terminal operations, a $2.2 million increase in expense associated with environmental liability adjustments, and a $1.7 million increase in income resulting from unrealized foreign currency gains on long-term debt transactions.

(h)

2008 amount includes a $13.0 million gain from the sale of our 25% equity ownership interest in Thunder Creek Gas Services, LLC, a $4.4 million increase in expense related to hurricane clean-up and repair activities, and a $0.9 million decrease in income resulting from unrealized mark to market losses due to the discontinuance of hedge accounting at Casper Douglas. 2007 amount includes a decrease in income of $1.0 million reflecting our portion of a loss from the early extinguishment of debt by Red Cedar Gathering Company.

(i)

2008 amount includes a $6.8 million decrease in income related to fire damage and repair activities, a $4.0 million decrease in income related to hurricane clean-up and repair activities, and a combined $1.5 million increase in expense from the settlement of certain litigation matters related to our Elizabeth River bulk terminal and our Staten Island liquids terminal. 2007 amount includes a $25.0 million increase in expense from the settlement of certain litigation matters related to our Cora coal terminal, and an increase in income of $1.8 million from property casualty gains associated with the 2005 hurricane season.

(j)

2007 amount includes losses of $349.2 million for periods prior to our acquisition date of April 30, 2007. This amount includes a $377.1 million impairment expense, associated with a non-cash reduction in the carrying value of Trans Mountain’s goodwill.

(k)	2007 amount includes Trans Mountain expenses of $6.3 million for periods prior to our acquisition date of April 30, 2007.

(l)

2008 amount includes (i) a $4.2 million increase in non-cash compensation expense, allocated to us from Knight (we do not have any obligation, nor do we expect to pay any amounts related to this expense); (ii) a $0.1 million increase in expense related to hurricane clean-up and repair activities; and (iii) a $1.5 million decrease in expense due to the adjustment of certain insurance related liabilities. 2007 amount includes (i) a $24.9 million increase in non-cash compensation expense, allocated to us from Knight (we do not have any obligation, nor do we expect to pay any amounts related to this expense); (ii) a $5.5 million increase in expense from the inclusion of Trans Mountain for periods prior to our acquisition date of April 30, 2007; (iii) a $1.7 million increase in insurance expense associated with the 2005 hurricane season; (iv) a $1.5 million increase in expense for certain Trans Mountain acquisition costs; and (v) a $0.8 million increase in expense related to the cancellation of certain commercial insurance policies.

(m)

2008 and 2007 amounts include increases in imputed interest expense of $1.5 million and $1.7 million, respectively, related to our January 1, 2007 Cochin Pipeline acquisition. 2008 amount also includes a $0.2 million increase in interest expense related to the proposed settlement of certain litigation matters related to our Pacific operations’ East Line pipeline. 2007 amount also includes a $1.2 million increase in interest expense from the inclusion of Trans Mountain for periods prior to our acquisition date of April 30, 2007. 2008 and 2007 amounts also include decreases in expense of $0.2 million and $3.9 million, respectively, related to the minority interest effect from all of the nine month 2008 and 2007 items previously disclosed in these footnotes.

          Benefitting from higher revenues from crude oil and carbon dioxide sales, improved margins from our Texas intrastate pipeline group, the start-up of the Rockies Express-West natural gas pipeline, and incremental earnings from expanded bulk and liquids terminal operations, our consolidated net income for the quarterly period ended September 30, 2008 was $329.8 million ($0.48 per diluted limited partner unit), compared to $213.8 million ($0.24 per diluted limited partner unit) for the quarterly period ended September 30, 2007. The increase in our quarterly net income was tempered by such factors as lower gasoline demand in 2008, due to higher prices and a slowing economy, and increases in construction and fuel costs, which negatively impacted both our capital expansion programs and our existing operations in the third quarter of 2008, when compared to the prior year third quarter.

          For the nine months ended September 30, 2008 and 2007, we earned net income of $1,038.7 million and $297.0 million, respectively; however, our 2007 year-to-date net income included an impairment expense of $377.1 million associated with a non-cash reduction in the carrying value of Trans Mountain’s goodwill. The goodwill impairment charge was recognized by Knight in March 2007, and following our purchase of Trans Mountain from Knight on April 30, 2007, the financial results of Trans Mountain since January 1, 2006, including the impact of the goodwill impairment, are reflected in our results. For more information on this acquisition and the goodwill impairment, see Notes 2 and 6 to our consolidated financial statements included elsewhere in this report.

          Because our partnership agreement requires us to distribute 100% of our available cash to our partners on a quarterly basis (available cash as defined in our partnership agreement generally consists of all our cash receipts, less cash disbursements and changes in reserves), we consider each period’s earnings before all non-cash depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments, to be an important measure of our success in maximizing returns to our partners. We also use segment earnings before depreciation, depletion and amortization expenses (defined in the table above and sometimes referred to in this report as EBDA) internally as a measure of profit and loss used for evaluating segment performance and for deciding how to allocate resources to our five reportable business segments.

          For the third quarter of 2008, total segment earnings before depreciation, depletion and amortization increased $154.0 million (29%), when compared to the third quarter of 2007. The overall quarterly increase in total segment earnings before depreciation, depletion and amortization expenses included incremental earnings of $27.6 million from the combined net effect of the certain items described in the footnotes to the tables above. The remaining $126.4 million (22%) increase was driven by better performance from our CO2, Natural Gas Pipelines, Terminals and Kinder Morgan Canada business segments.

          For the comparable nine month periods, our total segment earnings before depreciation, depletion and amortization increased $842.8 million (68%) in 2008, when compared to 2007. The certain items described in the footnotes to the table above (including the goodwill impairment expense) accounted for $377.9 million of the overall increase, and the remaining $464.9 million (29%) increase in period-to-period earnings before depreciation, depletion and amortization resulted from incremental earnings from our CO2, Natural Gas Pipelines, Terminals and Kinder Morgan Canada business segments.

          Third Quarter 2008 Casualties

          Hurricanes

          In the third quarter of 2008, Hurricanes Gustav and Ike struck the Gulf Coast communities of southern Texas and Louisiana causing wide-spread damage to residential and commercial property. Fortunately, our primary assets in those areas experienced only relatively minor damage. Plantation Pipe Line Company, which transports refined petroleum products to the southeastern United States and is owned approximately 51% by us, remained fully operational during Hurricane Ike but temporarily moved product at reduced volumes due to limited refinery supply in Louisiana as a result of both Hurricanes Gustav and Ike. Hurricane Ike limited supply flexibility by temporarily reducing Plantation’s transportation volumes to approximately 75% of its typical volumes, although full capacity was available. Delivery volumes on Plantation returned to pre-hurricane levels in early October 2008.

          In addition, several facilities included within our Southeast terminal operations experienced tight gasoline supplies as a result of reduced refinery output. In general, diesel and jet fuel inventory levels were not significantly impacted, and we continue to replenish inventories as we receive product from the refineries. Our large liquids terminal complex located on the Houston, Texas Ship Channel experienced no significant damage and resumed operations shortly after the passing of Hurricane Ike. Our Texas intrastate natural gas pipeline group also operated during Hurricane Ike but at reduced capacity. The intrastate group’s throughput volumes are now back to normal levels. Our Texas petroleum coke terminal operations did not operate for approximately one week following the landing of Hurricane Ike, primarily because the refineries served by the terminals were shut-down. Our partnership in International Marine Terminals, located in Port Sulphur, Louisiana and owned 66 2/3% by us, incurred property damage due to flooding caused by the storms; however, the facility has resumed limited service and further damage assessments are in process.

          In the third quarter of 2008, we realized a $4.0 million decrease in total segment earnings before depreciation, depletion and amortization due to incremental expenses associated with these storms (described in the footnotes to the tables above, but excluding lost business and lost revenues from decreased volumes transported on our pipelines, which is disclosed below in “—Fires”), and we included this decrease in the certain items described in the footnotes to the table above.

          Fires

          In the third quarter of 2008, we experienced fire damage at three separate terminal locations. The largest was an explosion and fire at our Pasadena, Texas liquids terminal facility on September 23, 2008. The fire primarily damaged a manifold system used for liquids distribution. Our nearby liquids terminal facility located in Galena Park, Texas was not affected by the fire.

          We intend to repair the damaged portions of each separate terminal facility. Combined, we recognized a $6.8 million decrease in total segment earnings before depreciation, depletion and amortization due to incremental expenses associated with these three fires (excluding lost business and lost revenues), and we included this decrease in the certain items described in the footnotes to the table above.

          We estimate that our total segment earnings before depreciation, depletion and amortization in the third quarter of 2008 was negatively affected by an additional $21.5 million, due to lost business as a result of the hurricanes and fires. Although we continue to evaluate the full effect of these casualties on our operations, we do not believe that they will have a material adverse effect on our business, financial position, results of operations or cash flows.

          Products Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

	(In millions, except operating statistics)
Revenues(a)	$205.6	$217.0	$602.5	$642.4
Operating expenses(b)	(78.7)	(84.2)	(209.6)	(234.4)
Other income (expense)(c)	(0.1)	0.6	0.9	2.9
Earnings from equity investments(d)	5.0	8.0	21.2	24.4
Interest income and Other, net-income (expense)(e)	0.4	2.9	2.2	8.2
Income tax benefit (expense)	(1.8)	(6.4)	(8.5)	(14.8)

Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$130.4	$137.9	$408.7	$428.7

Gasoline (MMBbl)	101.1	111.2	299.5	332.0
Diesel fuel (MMBbl)	40.0	42.1	120.2	122.2
Jet fuel (MMBbl)	29.6	31.9	89.2	94.0

Total refined product volumes (MMBbl)	170.7	185.2	508.9	548.2
Natural gas liquids (MMBbl)	5.8	7.4	18.7	22.8

Total delivery volumes (MMBbl)(f)	176.5	192.6	527.6	571.0

(a)	Three and nine month 2008 amounts include a $5.1 million decrease in revenues from the proposed settlement of certain litigation matters related to our Pacific operations’ East Line pipeline.

(b)

Three and nine month 2008 amounts include a $4.2 million increase in expense from the proposed settlement of certain litigation matters related to our Pacific operations’ East Line pipeline, and a $0.1 million increase in expense related to hurricane clean-up and repair activities. Nine month 2008 amount includes a $3.0 million decrease in expense related to our Pacific operations and a $3.0 million increase in expense related to our Calnev Pipeline associated with legal liability adjustments. Three and nine month 2007 amounts include a $15.0 million increase in expense for a litigation settlement reached with Contra Costa County, California, and a $3.2 million increase in expense from the settlement of certain litigation matters related to our West Coast refined products terminal operations. Nine month 2007 amount also includes an increase in expense of $2.2 million associated with environmental liability adjustments.

(c)	Nine month 2008 amount includes a gain of $1.3 million from the 2007 sale of our North System.

(d)	Three and nine month 2008 amounts include an expense of $0.1 million reflecting our portion of Plantation Pipe Line Company’s expenses related to hurricane clean-up and repair activities.

(e)

Three and nine month 2008 amounts include decreases in income of $0.7 million and $1.4 million, respectively, resulting from unrealized foreign currency losses on long-term debt transactions. Three and nine month 2007 amounts include increases in income of $0.9 and $1.7 million, respectively, resulting from unrealized foreign currency gains on long-term debt transactions.

(f)	Includes Pacific, Plantation, Calnev, Central Florida, Cochin and Cypress pipeline volumes.

          Combined, the certain items described in the footnotes to the table above increased our Products Pipelines’ segment earnings before depreciation, depletion and amortization expenses by $7.1 million and $9.1 million, respectively, when compared to the third quarter and first nine months of last year. The largest of these items includes (i) a combined $18.2 million increase in earnings in both the third quarter and first nine months of 2008 from incremental operating expenses recognized in the third quarter of 2007 and associated with settlements of certain litigation matters related to our Pacific and West Coast terminal operations; and (ii) a combined $9.3 million decrease in earnings in both the third quarter and first nine months of 2008 from decreases in revenues and increases in expenses recognized in the third quarter of 2008 and associated with proposed settlements of certain litigation matters involving shippers on our Pacific operations’ East Line pipeline. For more information on our litigation matters, see Note 3 to our consolidated financial statements included elsewhere in this report.

          Following is information related to the increases and decreases, in the third quarter and first nine months of 2008 compared to the same periods of 2007, of the segment’s remaining changes in (i) earnings before depreciation, depletion and amortization expense (EBDA); and (ii) operating revenues:

Three months ended September 30, 2008 versus Three months ended September 30, 2007

	EBDA increase/(decrease)		Revenues increase/(decrease)

	(In millions, except percentages)
North System	$(11.0)	(100)%	$(14.4)	(100)%
Pacific operations	(9.2)	(13)%	(2.3)	(2)%
Cochin Pipeline System	(1.0)	(10)%	(3.5)	(21)%
Southeast Terminals	3.9	34%	8.8	55%
West Coast Terminals	2.3	20%	2.7	15%
Central Florida Pipeline	1.1	11%	1.6	14%
All others (including eliminations)	(0.7)	(2)%	0.8	2%

Total Products Pipelines	$(14.6)	(9)%	$(6.3)	(3)%

Nine months ended September 30, 2008 versus Nine months ended September 30, 2007

	EBDA increase/(decrease)		Revenues increase/(decrease)

	(In millions, except percentages)
North System	$(28.1)	(100)%	$(41.1)	(100)%
Pacific operations	(10.6)	(5)%	0.3	—
Cochin Pipeline System	(2.9)	(10)%	(16.0)	(29)%
Southeast Terminals	7.3	23%	10.8	21%
West Coast Terminals	—	—	3.8	7%
Central Florida Pipeline	4.0	14%	4.0	12%
All others (including eliminations)	1.2	1%	3.4	3%

Total Products Pipelines	$(29.1)	(7)%	$(34.8)	(5)%

          The period-to-period decreases in both segment earnings before depreciation, depletion and amortization expenses and segment revenues attributable to our North System were due to our October 2007 divestiture of the approximately 1,600-mile interstate common carrier liquids pipeline system and our 50% ownership interest in the Heartland Pipeline Company (collectively referred to in this report as our North System) to ONEOK Partners, L.P. Following purchase price adjustments, we received approximately $295.7 million in cash for the sale of our North System. We accounted for our North System business as a discontinued operation pursuant to generally accepted accounting principles which require that our income statement be formatted to separate the divested business from our continuing operations; however, as discussed above, because the sale of our North System does not change the structure of our internal organization in a manner that causes a change to our reportable business segments, we have included the North System’s operating results within our Products Pipelines business segment disclosures presented in this report for all periods presented in this discussion and analysis. This decision was based on the way our management organizes segments internally to make operating decisions and assess performance.

          We earned net income from our North System (discontinued operations) of $8.6 million and $21.1 million, respectively, for the three and nine months ended September 30, 2007, and we recognized a $152.8 million gain on disposal of the North System in the fourth quarter of 2007. We also recorded incremental gain adjustments of $1.3 million in the first nine months of 2008. For more information regarding this transaction, see Note 2 to our consolidated financial statements included elsewhere in this report. For information on our reconciliation of segment information with our consolidated general-purpose financial statements, see Note 11 to our consolidated financial statements included elsewhere in this report.

          The decreases in earnings before depreciation, depletion and amortization from our Pacific operations were primarily due to increases in system-wide operating and maintenance expenses of $6.8 million (47%) and $14.1 million (32%), respectively, in the comparable three and nine month periods of 2008, relative to last year. The increases primarily reflect higher major maintenance and pipeline integrity expenses (resulting mainly from project timing), lower capitalized overhead credits, and incremental expenses associated with both legal and environmental liability adjustments.

          Total revenues earned by our Pacific operations in the third quarter of 2008 decreased $2.3 million (2%) compared to the third quarter last year, mainly due to an 8% decrease in mainline delivery volumes (primarily gasoline volumes) as a result of reduced demand (primarily in the states of California and Arizona). For the comparable nine month periods, our Pacific operations’ revenues were essentially flat across both years, as higher pipeline delivery revenues were largely offset by lower fee-based terminal revenues. The year-over-year increase in refined products delivery revenues resulted from both higher average tariff rates in 2008, and a more favorable delivery mix of higher-rate East Line volumes versus lower-rate West Line volumes.

          The decreases in earnings before depreciation, depletion and amortization expenses from our Cochin Pipeline were largely revenue related, linked heavily to lower pipeline delivery volumes in 2008 versus 2007. The decreases in volumes were largely due to a continued decrease in demand for propane in Eastern Canadian and Midwestern U.S. petrochemical and fuel markets since the end of the third quarter last year.

          When compared to the same quarter last year, we benefitted in the third quarter of 2008 from improved performances from our Southeast and West Coast liquids terminal operations, and from our Central Florida Pipeline. The increases in earnings before depreciation, depletion and amortization expenses from these operations primarily related to higher margins on liquids inventory sales, increased earnings from incremental terminal throughput and storage activity, increased demand for ethanol, and incremental returns from the completion of a number of capital expansion projects that modified and upgraded terminal infrastructure, enabling us to provide additional ethanol related services to our customers. The increase in earnings from our Central Florida Pipeline were also related to higher product delivery revenues, driven by an increase in the average tariff per barrel as a result of a mid-year 2007 tariff rate increase on product deliveries.

          For all segment assets combined, revenues for the third quarter of 2008 from refined petroleum products deliveries were flat, but total volumes delivered fell 7.9%, when compared to the third quarter of 2007. Compared to the third quarter last year, the segment’s volumes were negatively impacted by reductions in demand, driven primarily by higher crude oil and refined product prices and weaker economic conditions, and partly by lost business associated with two hurricanes in the third quarter of 2008. The decrease in delivery volumes included a 9% drop in gasoline volumes, a 5% drop in diesel fuel volumes, and a 7% decline in total jet fuel volumes. Through nine months, total refined products delivery revenues were up 1.8%, but volumes declined 7.2%, when compared to the first nine months last year. Excluding deliveries by Plantation Pipeline, total segment refined products delivery volumes decreased 7.3% and 5.8%, respectively, in the comparable three and nine month periods. Although Plantation sustained no hurricane damage in 2008, the pipeline system pumped reduced volumes in the third quarter of 2008 due to hurricane-induced refinery shut-downs and to extended delays in restarting certain refineries impacted by the hurricanes. Delivery volumes on Plantation returned to pre-hurricane levels in early October 2008.

          Natural Gas Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

	(In millions, except operating statistics)
Revenues	$2,359.4	$1,526.8	$6,916.6	$4,755.3
Operating expenses(a)	(2,203.3)	(1,387.8)	(6,464.0)	(4,348.9)
Other income	—	0.4	2.7	3.1
Earnings from equity investments(b)	25.6	4.0	80.4	14.2
Interest income and Other, net-income (c)	3.9	—	21.8	0.2
Income tax benefit (expense)	(0.6)	(1.4)	(1.8)	(2.6)

Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$185.0	$142.0	$555.7	$421.3

Natural gas transport volumes (Trillion Btus)(d)	559.0	441.7	1,599.5	1,276.2

Natural gas sales volumes (Trillion Btus)(e)	220.0	224.4	660.0	641.0

(a)

Three and nine month 2008 amounts include (i) a $12.2 million increase in income and a $0.9 million decrease in income, respectively, resulting from unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas; and (ii) a $4.4 million increase in expense related to hurricane clean-up and repair activities. Beginning in the second quarter of 2008, our Casper and Douglas gas processing operations discontinued hedge accounting.

(b)	Nine month 2007 amount includes an expense of $1.0 million reflecting our portion of a loss from the early extinguishment of debt by Red Cedar Gathering Company.

(c)	Nine month 2008 amount includes a $13.0 million gain from the sale of our 25% equity ownership interest in Thunder Creek Gas Services, LLC.

(d)

Includes Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company LLC, TransColorado Gas Transmission Company LLC, Rockies Express Pipeline LLC, and Texas intrastate natural gas pipeline group pipeline volumes.

(e)	Represents Texas intrastate natural gas pipeline group volumes.

          For the three and nine months ended September 30, 2008, the certain items related to our Natural Gas Pipelines business segment described in the footnotes to the table above increased earnings before depreciation, depletion and amortization expenses by $7.8 million and $8.7 million, respectively, when compared to the same periods last year. The largest of these items include (i) an increase in earnings of $12.2 million in the comparable three month periods, and a decrease in earnings of $0.9 million in the comparable nine month periods, from unrealized mark to market gains and losses resulting from the removal of hedge designation, effective April 1, 2008, on certain derivative contracts used to mitigate the price risk associated with future sales of natural gas liquids by our Casper and Douglas natural gas processing operations; and (ii) an increase in earnings of $13.0 million in the comparable nine month periods, representing the gain realized from the sale of our 25% ownership interest in Thunder Creek Gas Services, LLC in the second quarter of 2008. For more information on our discontinuance of hedge accounting, see Note 10 to our consolidated financial statements included elsewhere in this report. For more information on the sale of our investment in Thunder Creek, see Note 2 to our consolidated financial statements included elsewhere in this report.

          Following is information related to the increases and decreases, in the third quarter and first nine months of 2008 compared to the same periods of 2007, of the segment’s (i) remaining changes in earnings before depreciation, depletion and amortization expense (EBDA); and (ii) changes in operating revenues:

Three months ended September 30, 2008 versus Three months ended September 30, 2007

	EBDA increase/(decrease)		Revenues increase/(decrease)

	(In millions, except percentages)
Rockies Express Pipeline	$23.0	568%	$—	—
Texas Intrastate Natural Gas Pipeline Group	13.6	18%	834.7	59%
TransColorado Pipeline	3.1	28%	2.9	23%
Kinder Morgan Louisiana Pipeline	3.0	n/a	—	—
Casper and Douglas gas processing	(3.0)	(48)%	3.9	14%
Trailblazer Pipeline	(2.7)	(20)%	(1.1)	(7)%
All others	(1.8)	(5)%	(7.9)	(13)%
Intrasegment Eliminations	—	—	0.1	27%

Total Natural Gas Pipelines	$35.2	25%	$832.6	55%

Nine months ended September 30, 2008 versus Nine months ended September 30, 2007

	EBDA increase/(decrease)		Revenues increase/(decrease)

	(In millions, except percentages)
Rockies Express Pipeline	$68.3	707%	$—	—
Texas Intrastate Natural Gas Pipeline Group	50.2	21%	2,118.9	48%
TransColorado Pipeline	9.2	29%	9.7	26%
Kinder Morgan Louisiana Pipeline	6.0	n/a	—	—
Casper and Douglas gas processing	(5.8)	(38)%	40.9	58%
Trailblazer Pipeline	(1.5)	(4)%	(1.5)	(4)%
All others	(0.7)	(1)%	(4.4)	3%
Intrasegment Eliminations	—	—	(2.3)	(224)%

Total Natural Gas Pipelines	$125.7	30%	$2,161.3	45%

          The overall increases in segment earnings before depreciation, depletion and amortization expenses in both the three and nine months ended September 30, 2008, when compared to the same periods last year, were driven primarily by incremental contributions from our 51% equity ownership interest in the Rockies Express Pipeline, higher earnings from our Texas intrastate natural gas pipeline group, improved performance from our TransColorado Pipeline, and incremental earnings from our Kinder Morgan Louisiana Pipeline.

          The incremental earnings from our investment in Rockies Express relates to higher net income earned by Rockies Express Pipeline LLC, primarily due to the start-up of service on the Rockies Express-West pipeline segment in January and May 2008. Rockies Express-West began interim service for up to 1.4 billion cubic feet per day of natural gas on the segment’s first 503 miles of pipe on January 12, 2008, and service on the remaining 210 miles (to Audrain County, Missouri) began on May 20, 2008. Now fully operational, Rockies Express-West has the capacity to transport up to 1.5 billion cubic feet per day and can make deliveries to interconnects with our KMIGT pipeline system, Northern Natural Gas Company, Natural Gas Pipeline Company of America LLC, ANR and Panhandle Eastern Pipeline Company.

          Rockies Express conducted further hydrostatic testing of portions of its pipeline system during September 2008 to satisfy U.S. Department of Transportation testing requirements to operate at its targeted higher operating pressure. This hydrostatic test resulted in a temporary outage of pipeline delivery points and an overall reduction of firm capacity available to firm shippers. By the terms of the Rockies Express FERC Gas Tariff, firm shippers are entitled to daily reservation revenue credits for non-force majeure and planned maintenance outages, and the estimated impact from any temporary outages were included in our third quarter results.

          Our Texas intrastate natural gas pipeline group includes the operations of our (i) Kinder Morgan Tejas Pipeline (including Kinder Morgan Border Pipeline); (ii) Kinder Morgan Texas Pipeline; (iii) Kinder Morgan North Texas Pipeline; and (iv) Mier-Monterrey Mexico Pipeline. Combined, the group’s quarter-to-quarter increase in earnings in 2008 versus 2007 was mainly attributable to higher natural gas sales margins and greater natural gas processing volumes and margins. For the comparable nine month periods, the group also benefitted, in 2008, from incremental natural gas transport and fee-based storage revenues due to a long-term contract with one of its largest customers that became effective April 1, 2007.

          The higher natural gas sales margins in both the third quarter and first nine months of 2008 were mainly driven by higher average sales prices, when compared to the same prior year periods. Primarily due to the temporary impact of Hurricane Ike, the Texas intrastate group’s natural gas transportation and sales volumes were down 9% and 2%, respectively, in the third quarter of 2008 compared to the third quarter last year; however, due to the start-up of Rockies Express-West, total segment transport volumes increased nearly 27%.

          Because our intrastate group buys and sells significant quantities of natural gas, the variances from period to period in both segment revenues and segment operating expenses (which include natural gas costs of sales) are partly due to changes in our intrastate group’s average prices and volumes for natural gas purchased and sold. To the extent possible, we balance the pricing and timing of our natural gas purchases to our natural gas sales, and these contracts are frequently settled in terms of an index price for both purchases and sales. In order to minimize commodity price risk, we attempt to balance sales with purchases at the index price on the date of settlement.

          The increases in earnings from our TransColorado Pipeline reflect contract improvements and expansions completed since the end of the third quarter of 2007, caused by an increase in natural gas production in the Piceance and San Juan basins of New Mexico and Colorado. Also, in December 2007, we completed the approximately $50 million Blanco-Meeker expansion project on our TransColorado Pipeline. The project was placed into service on January 1, 2008, and it boosted natural gas transportation capacity on the pipeline by approximately 250 million cubic feet per day from the Blanco Hub area in San Juan County, New Mexico through TransColorado’s existing pipeline for deliveries to the Rockies Express Pipeline at an existing point of interconnection located at the Meeker Hub in Rio Blanco County, Colorado. All of the incremental capacity is subscribed under a long-term contract with ConocoPhillips.

          The incremental earnings before depreciation, depletion and amortization expenses from our Kinder Morgan Louisiana Pipeline reflects other non-operating income realized in the third quarter and first nine months of 2008 pursuant to FERC regulations governing allowances for capital funds that are used for pipeline construction costs (an equity cost of capital allowance). The equity cost of capital allowance provides for a reasonable return on construction costs that are funded by equity contributions, similar to the allowance for capital costs funded by borrowings.

          The decreases in period-to-period earnings before depreciation, depletion and amortization from our Casper Douglas gas processing operations were primarily attributable to higher natural gas purchase costs, due to increases in both prices and volumes, relative to last year. The higher cost of sales expense more than offset period-to-period revenue increases resulting from both higher average prices on natural gas liquids sales and higher revenues from sales of excess natural gas.

          The decreases in earnings before depreciation, depletion and amortization from our Trailblazer Pipeline were mainly due to lower revenues from natural gas transportation services in the third quarter of 2008, and to unfavorable timing differences on the settlement of pipeline transportation imbalances in both the three and nine month periods of 2008, relative to 2007.

          CO2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

	(In millions, except operating statistics)
Revenues	$305.2	$210.6	$900.2	$601.7
Operating expenses	(105.4)	(75.8)	(292.7)	(222.6)
Earnings from equity investments	4.2	4.1	15.3	14.3
Other, net-income (expense)	—	—	(0.2)	—
Income tax benefit (expense)	(0.7)	(0.9)	(2.9)	(1.1)

Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$203.3	$138.0	$619.7	$392.3

Carbon dioxide delivery volumes (Bcf)(a)	171.3	150.4	530.1	472.6
SACROC oil production (gross)(MBbl/d)(b)	27.9	27.3	27.6	28.4
SACROC oil production (net)(MBbl/d)(c)	23.3	22.8	23.0	23.6
Yates oil production (gross)(MBbl/d)(b)	27.1	27.1	27.9	26.7
Yates oil production (net)(MBbl/d)(c)	12.0	12.0	12.4	11.9
Natural gas liquids sales volumes (net)(MBbl/d)(c)	7.6	10.0	8.7	9.8
Realized weighted average oil price per Bbl(d)(e)	$51.45	$36.77	$51.50	$35.56
Realized weighted average natural gas liquids price per Bbl(e)(f)	$77.97	$53.68	$73.37	$48.66

(a)	Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline and Pecos pipeline volumes.

(b)	Represents 100% of the production from the field. We own an approximately 97% working interest in the SACROC unit and an approximately 50% working interest in the Yates unit.

(c)	Net to Kinder Morgan, after royalties and outside working interests.

(d)	Includes all Kinder Morgan crude oil production properties.

(e)	Hedge gains/losses for crude oil and natural gas liquids are included with crude oil.

(f)	Includes production attributable to leasehold ownership and production attributable to our ownership in processing plants and third party processing agreements.

          Our CO2 segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates. The segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids. For each of the segment’s two primary businesses, following is information related to the increases and decreases, in the comparable three and nine month periods of 2008 and 2007, of the segment’s earnings before depreciation, depletion and amortization (EBDA), and operating revenues:

Three months ended September 30, 2008 versus Three months ended September 30, 2007

	EBDA increase/(decrease)		Revenues increase/(decrease)

	(In millions, except percentages)
Sales and Transportation Activities	$39.6	94%	$47.8	105%
Oil and Gas Producing Activities	25.7	27%	56.9	32%
Intrasegment Eliminations	—	—	(10.1)	(88)%

Total CO2	$65.3	47%	$94.6	45%

Nine months ended September 30, 2008 versus Nine months ended September 30, 2007

	EBDA increase/(decrease)		Revenues increase/(decrease)

	(In millions, except percentages)
Sales and Transportation Activities	$96.7	77%	$113.2	86%
Oil and Gas Producing Activities	130.7	49%	211.2	42%
Intrasegment Eliminations	—	—	(25.9)	(77)%

Total CO2	$227.4	58%	$298.5	50%

          The overall period-to-period increases in segment earnings before depreciation, depletion and amortization expenses resulted from higher earnings from both oil and gas producing activities and carbon dioxide sales and transportation activities. A quarter-over-quarter increase in carbon dioxide sales and transportation revenues was the main cause for the increase in segment earnings in the third quarter of 2008, when compared to the same period of 2007, and for the full nine month periods, the segment’s increase in earnings in 2008 was driven by increased carbon dioxide, crude oil, and natural gas liquids sales revenues, largely due to increases in average crude oil (which also impacts the price of carbon dioxide) and natural gas plant product prices since the third quarter of 2007.

          Generally, earnings for the segment’s oil and gas producing activities, which include the operations associated with its ownership interests in oil-producing fields and natural gas processing plants, are closely aligned with our realized price levels for crude oil and natural gas liquids products. Revenues from crude oil sales and natural gas plant products sales increased $50.2 million (42%) and $5.0 million (10%), respectively, in the third quarter of 2008 compared to the third quarter of 2007, and increased $157.0 million (45%) and $44.4 million (34%), respectively, in the first nine months of 2008 compared to the first nine months of 2007.

          With respect to crude oil, overall sales volumes were essentially flat across both three and nine month comparable periods, but we benefitted from increases of 40% and 45%, respectively, in our realized weighted average price per barrel. With respect to natural gas liquids, for the three and nine month periods, decreases in sales volumes of 24% and 11%, respectively, were more than offset by increases of 45% and 51%, respectively, in our realized weighted average price per barrel. The quarterly decrease in liquids sales volumes was largely related to the effects from Hurricane Ike, which temporarily shut-down third-party fractionation facilities. Volumes were also negatively affected, in the comparable nine month periods, by operational issues on a third party owned pipeline, which resulted in pro-rationing (production allocation).

          Because prices of crude oil and natural gas liquids are subject to external factors over which we have no control, and because future price changes may be volatile, our CO2 segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids. To some extent, we are able to mitigate this risk through a long-term hedging strategy that is intended to generate more stable realized prices by using derivative contracts as hedges to the exposure of fluctuating expected future cash flows produced by changes in commodity sales prices. Nonetheless, decreases in the prices of crude oil and natural gas liquids will have a negative impact on the results of our CO2 business segment. All of our hedge gains and losses for crude oil and natural gas liquids are included in our realized average price for oil. Had we not used energy derivative contracts to transfer commodity price risk, our crude oil sales prices would have averaged $116.08 per barrel in the third quarter of 2008, and $73.12 per barrel in the third quarter of 2007. For more information on our hedging activities, see Note 10 to our consolidated financial statements included elsewhere in this report.

          Average gross oil production for the third quarter of 2008 was 27.9 thousand barrels per day at the SACROC field unit, 2% higher when compared to the third quarter of 2007. At the Yates unit, average gross oil production in the third quarter of 2008 was identical to the production in the same quarter last year, but for the nine month period of 2008, Yates’ gross oil production averaged 27.9 thousand barrels per day, up 1.2 thousand barrels per day over the same prior year period and offsetting a 0.8 thousand barrel per day decrease in production at SACROC.

          The period-to-period increases in earnings before depreciation, depletion and amortization from the segment’s sales and transportation activities were largely revenue related, reflecting both higher carbon dioxide sales revenues and higher carbon dioxide and crude oil pipeline transportation revenues. The increases from carbon dioxide sales revenues were related to increases in both price and volume. The increases from higher pipeline transportation revenues were due to higher volumes.

          Overall, our CO2 segment reported increases of $32.3 million (214%) and $66.3 million (153%), respectively, in carbon dioxide sales revenues in the third quarter and first nine months of 2008, relative to the same periods a year earlier. The increases in sales revenues were primarily driven by increases of 104% and 90%, respectively, in average sales prices in 2008, and partially driven by increases in sales volumes of 27% and 16%, respectively. Similarly, total pipeline transportation revenues increased $4.2 million (23%) and $15.4 million (30%), respectively, in the comparable three and nine month periods, chiefly due to increases in carbon dioxide delivery volumes of 14% and 12%, respectively.

          The increases in average sales prices reflect continued customer demand for carbon dioxide for use in oil recovery projects throughout the Permian Basin area and, in addition, a portion of our carbon dioxide contracts are tied to crude oil prices, which as discussed above, have increased since the third quarter of 2007. We do not recognize profits on carbon dioxide sales to ourselves. The increases in sales and delivery volumes were largely due to the January 17, 2008 start-up of the Doe Canyon carbon dioxide source field located in Dolores County, Colorado. The new carbon dioxide source field is named the Doe Canyon Deep unit, and we hold an approximately 87% working interest in the field. Since January 2007, we have invested approximately $90 million to develop this source field. In addition, investments were also made to drill additional carbon dioxide wells at the McElmo Dome unit, increase transportation capacity on the Cortez Pipeline, and extend the Cortez Pipeline to the new Doe Canyon Deep unit.

          Compared to the third quarter and first nine months of 2007, the segment’s $29.6 million (39%) and $70.1 million (31%) increases in combined operating expenses in the three and nine months ended September 30, 2008, respectively, were largely due to higher severance and property tax expenses, field operating expenses, and fuel and power expenses. The increases in severance tax expenses were related to the period-to-period increases in crude oil revenues. The increases in property tax expenses were largely due to higher oil prices leading to higher tax assessments, and increased asset infrastructure resulting from the capital investments we have made since the end of the third quarter of 2007. The increases in operating expenses were driven by both higher well workover and repair expenses in 2008 and rising price levels since the end of the third quarter of 2007, which impacted rig costs and other materials and services. The increases in workover expenses were largely related to infrastructure expansion projects at the SACROC and Yates oil field units and at the McElmo Dome carbon dioxide unit. The increases in operating expenses from price level changes were largely due to increased demand driving up prices charged by the industry’s material and service providers.

          Terminals

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

	(In millions, except operating statistics)
Revenues	$306.2	$247.2	$887.1	$691.3
Operating expenses(a)	(175.1)	(158.0)	(483.9)	(390.9)
Other income (expense)(b)	(4.0)	1.5	(3.6)	5.9
Earnings from equity investments	0.7	0.3	2.4	0.3
Other, net-income (expense)	(1.3)	0.3	1.4	0.3
Income tax expense(c)	(6.4)	(6.9)	(17.1)	(11.9)

Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$120.1	$84.4	$386.3	$295.0

Bulk transload tonnage (MMtons)(d)	26.8	24.5	76.5	72.7

Liquids leaseable capacity (MMBbl)	54.2	46.3	54.2	46.3

Liquids utilization %	98.2%	96.5%	98.2%	96.5%

(a)

Three and nine month 2008 amounts include $3.6 million increase in expense related to hurricane clean-up and repair activities, a $1.5 million increase in expense related to fire damage and repair activities, and a combined $1.5 million increase in expense from the settlement of certain litigation matters related to our Elizabeth River bulk terminal and our Staten Island liquids terminal. Three and nine month 2007 amounts include a $25.0 million increase in expense from the settlement of certain litigation matters related to our Cora coal terminal.

(b)

Three and nine month 2008 amounts include losses of $5.3 million from asset write-offs related to fire damage, and losses of $0.8 million from asset write-offs related to hurricane damage. Nine month 2007 amount includes an increase in income of $1.8 million from property casualty gains associated with the 2005 hurricane season.

(c)	Three and nine month 2008 amounts include a decrease in expense of $0.4 million related to hurricane clean-up and repair activities.

(d)	Volumes for acquired terminals are included for all periods.

          Our Terminals business segment includes the operations of our petroleum, chemical and other liquids terminal facilities (other than those included in our Products Pipelines segment), and all of our coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities. The net effect of the certain items described in the footnotes to the table above increased earnings before depreciation, depletion and amortization by $12.7 million in the third quarter of 2008 and by $10.9 million in the first nine months of 2008, when compared to the same periods of 2007. The segment’s remaining $23.0 million (21%) increase in earnings before depreciation, depletion and amortization in the third quarter of 2008 versus the third quarter of 2007, and its remaining $80.4 million (25%) increase in earnings in the first nine months of 2008 versus the first nine months of 2007 were due to a combination of internal asset expansions and strategic business acquisitions.

          Beginning with our acquisition of the Vancouver Wharves bulk marine terminal on May 30, 2007 and including, among others, the terminal assets and operations we acquired from Marine Terminals, Inc. effective September 1, 2007, we have invested approximately $175.3 million in cash to acquire both terminal assets and equity interests in terminal operations, and combined, these acquired operations accounted for incremental amounts of earnings before depreciation, depletion and amortization of $5.6 million, revenues of $19.1 million, and operating expenses of $13.5 million in the third quarter of 2008, and incremental earnings before depreciation, depletion and amortization of $30.5 million, revenues of $84.6 million, equity earnings of $1.7 million, and operating expenses of $55.8 million in the first nine months of 2008.

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

          For the terminals owned during identical periods in both 2008 and 2007, earnings before depreciation, depletion and amortization expenses increased $17.4 million (17%) in the third quarter of 2008, and $49.9 million (17%) in the first nine months of 2008, when compared to the same prior year periods. The overall increases in earnings from terminals owned during identical periods in both years represent net changes in terminal results at various locations, and include incremental earnings before depreciation, depletion and amortization in the third quarter and first nine months of 2008 of:

▪

$5.9 million (22%) and $19.9 million (25%), respectively, from our Gulf Coast terminal facilities, primarily our two large liquids terminal facilities located along the Houston Ship Channel in Pasadena and Galena Park, Texas, primarily due to higher liquids throughput volumes and increased liquids storage capacity as a result of expansions completed since the third quarter of 2007;

▪

$5.7 million (59%) and $14.4 million (51%), respectively, from our Mid-Atlantic terminals, primarily our Pier IX bulk terminal located in Newport News, Virginia, due to higher period-over-period coal transfer volumes, and our Fairless Hills, Pennsylvania bulk terminal, largely due to incremental earnings from a new import fertilizer facility that began operations in the second quarter of 2008. The increases in coal throughput at Pier IX were largely due to an almost $70 million capital improvement project, completed in the first quarter of 2008, that involved the construction of a new ship dock and the installation of additional terminal equipment. The import fertilizer facility at Fairless Hills cost approximately $11.2 million to build, and included the construction of two storage domes, conveying equipment, and outbound loading facilities for both rail and truck;

▪

$5.2 million (70%) and $8.0 million (60%), respectively, from our West region terminals, primarily from our Kinder Morgan North 40 terminal, which began operations in the second quarter of 2008, and from our Vancouver Wharves bulk marine terminal, which we acquired on May 30, 2007. The increases were mainly due to higher terminal revenues from liquids throughput and handling services; and

▪

$3.2 million (23%) and $6.2 million (13%), respectively, from our Northeast terminals, primarily from our Perth Amboy, New Jersey liquids terminal, located in the New York Harbor area, driven by higher liquids throughput volumes as a result of an expansion completed at the end of the first quarter of 2008.

          The overall quarter-to-quarter increase in segment earnings before depreciation, depletion and amortization in 2008 versus 2007 from terminals owned during both periods included a decrease of $2.6 million (18%) from our Texas Petcoke terminals, primarily due to lost petroleum coke business, a portion of which was sidelined because of refinery shut-downs following Hurricane Ike. Through nine months, our Texas Petcoke terminals reported an increase in earnings of $2.0 million (5%), when compared to the first nine months of 2007.

          For the Terminals segment combined, expansion projects completed since the end of the third quarter of 2007 have increased our liquids terminals’ leaseable capacity to 54.2 million barrels, up 17% from a capacity of 46.3 million barrels at the end of the third quarter of 2007. At the same time, we increased our overall liquids utilization capacity rate (the ratio of our actual leased capacity to our estimated potential capacity) to 98.2%, up almost 2% since the third quarter last year.

          Kinder Morgan Canada

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

	(In millions, except operating statistics)
Revenues	$56.6	$43.7	$143.1	$119.8
Operating expenses	(18.6)	(19.3)	(51.3)	(47.2)
Other income (expense)(a)	—	—	—	(377.1)
Earnings from equity investments	(0.9)	—	(0.8)	—
Interest income and Other, net-income (expense)	3.5	2.9	9.6	4.0
Income tax benefit (expense)	(1.0)	(5.2)	2.6	(6.0)

Earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(b)	$39.6	$22.1	$103.2	$(306.5)

Transport volumes (MMBbl)	22.6	25.3	63.5	70.1

(a)	Nine month 2007 amount represents a goodwill impairment expense recorded by Knight in the first quarter of 2007.

(b)	Nine month 2007 amount includes losses of $349.2 million for periods prior to our acquisition date of April 30, 2007.

          Our Kinder Morgan Canada business segment includes the operations of the Trans Mountain, Express, and Jet Fuel pipeline systems. We acquired the net assets of the Trans Mountain pipeline system from Knight effective April 30, 2007, and we acquired both a 33 1/3% interest in the Express pipeline system net assets and the net assets of the Jet Fuel pipeline system from Knight effective August 28, 2008. For more information on these acquisitions, see Note 2 to our consolidated financial statements included elsewhere in this report.

          According to the provisions of generally accepted accounting principles that prescribe the standards used to account for business combinations, because our acquisition of the Trans Mountain, Express, and Jet Fuel pipeline systems from Knight represented a transfer of assets between entities under common control, we initially recorded the assets and liabilities transferred to us from Knight at their carrying amounts in the accounts of Knight. Furthermore, based on these standards and on our management’s consideration of all of the quantitative and qualitative aspects of these two separate transfers of assets between entities under common control, our accompanying financial statements included in this report, and the information in the table above, reflect the results of operations for the first nine months of 2007 as though (i) the transfer of the Trans Mountain pipeline system net assets from Knight had occurred at the date when both Trans Mountain and we met the accounting requirements for entities under common control (January 1, 2006); and (ii) the transfer of both the 33 1/3% interest in the Express pipeline system net assets and the Jet Fuel pipeline system net assets from Knight had occurred at the transfer date of August 28, 2008.

          After taking into effect the items described in footnote (b) to the table above, the remaining increases in earnings before depreciation, depletion and amortization for the three and nine months ended September 30, 2008 totaled $17.5 million (79%) and $60.5 million (142%), respectively, when compared to the same prior year periods. The quarter-to-quarter increase consisted of (i) higher earnings of $17.2 million (78%) from our Trans Mountain pipeline operations; and (ii) incremental earnings of $0.3 million from the Express and Jet Fuel pipeline operations. For the comparable nine month periods, the increase in earnings consisted of (i) higher earnings of $20.0 million (47%) from the Trans Mountain pipeline assets we owned in the same periods in both years (May through September); and (ii) incremental earnings of $40.5 million from periods we owned assets in 2008 only.

          The increases in earnings from assets owned during the same periods in both years were driven primarily by higher operating revenues, largely due to the April 2007 completion of an expansion project that included the commissioning of ten new pump stations that boosted capacity on Trans Mountain from 225,000 to approximately 260,000 barrels per day, and to the April 28, 2008 completion of the first portion of the Anchor Loop expansion project that boosted pipeline capacity from 260,000 to 285,000 barrels per day and resulted in higher period-to-period average toll rates. We completed construction on a final 15,000 barrel per day expansion on October 30, 2008, and total pipeline capacity is now approximately 300,000 barrels per day. The higher tariffs more than offset declines in mainline throughput volumes of 11% and 9%, respectively, for the comparable three and nine month periods. The decreases in volumes were primarily due to lower demand for water-borne exports out of Vancouver, British Columbia.

          Other

	Three Months Ended September 30,		Earnings increase/(decrease)
	2008	2007

	(In millions-income (expense), except percentages)
General and administrative expenses(a)	$(73.1)	$(63.0)	$(10.1)	(16%)

Total general and administrative expenses	$(73.1)	$(63.0)	$(10.1)	(16%)

Unallocable interest expense, net of interest income(b)	$(100.5)	$(103.5)	$3.0	3%
Unallocable income tax expense	(3.7)	—	(3.7)	n/a
Minority interest(c)	(3.1)	(2.4)	(0.7)	(29%)

Total interest and other non-operating expenses	$(107.3)	$(105.9)	$(1.4)	(1%)

	Nine Months Ended September 30,		Earnings increase/(decrease)
	2008	2007

	(In millions-income (expense), except percentages)
General and administrative expenses(d)	$(222.7)	$(222.7)	—	—

Total general and administrative expenses	$(222.7)	$(222.7)	—	—

Unallocable interest expense, net of interest income(e)	$(298.1)	$(293.6)	$(4.5)	(2%)
Unallocable income tax expense	(8.1)	—	(8.1)	n/a
Minority interest(f)	(11.2)	(4.4)	(6.8)	(155%)

Total interest and other non-operating expenses	$(317.4)	$(298.0)	$(19.4)	(7%)

(a)

2008 amount includes (i) a $1.4 million increase in non-cash compensation expense, allocated to us from Knight (we do not have any obligation, nor do we expect to pay any amounts related to this expense); (ii) a $0.1 million increase in expense related to hurricane clean-up and repair activities; and (iii) a $1.5 million decrease in expense due to the adjustment of certain insurance related liabilities. 2007 amount includes (i) a $1.5 million increase in non-cash compensation expense, allocated to us from Knight (we do not have any obligation, nor do we expect to pay any amounts related to this expense); (ii) a $0.8 million increase in expense related to the cancellation of certain commercial insurance policies; and (iii) a $0.4 million increase in expense for certain Trans Mountain acquisition costs.

(b)

2008 and 2007 amounts each include increases in imputed interest expense of $0.5 million related to our January 1, 2007 Cochin Pipeline acquisition. 2008 amount also includes a $0.2 million increase in interest expense related to the proposed settlement of certain litigation matters related to our Pacific operations’ East Line pipeline.

(c)

2008 and 2007 amounts include decreases in expense of $0.2 million and $0.4 million, respectively, related to the minority interest effect from all of the three month 2008 and 2007 items previously disclosed in the footnotes to the tables included in “—Results of Operations.”

(d)

2008 amount includes (i) a $4.2 million increase in non-cash compensation expense, allocated to us from Knight (we do not have any obligation, nor do we expect to pay any amounts related to this expense); (ii) a $0.1 million increase in expense related to hurricane clean-up and repair activities; and (iii) a $1.5 million decrease in expense due to the adjustment of certain insurance related liabilities. 2007 amount includes (i) a $24.9 million increase in non-cash compensation expense, allocated to us from Knight (we do not have any obligation, nor do we expect to pay any amounts related to this expense); (ii) a $5.5 million increase in expense from the inclusion of Trans Mountain for periods prior to our acquisition date of April 30, 2007; (iii) a $1.7 million increase in insurance expense associated with the 2005 hurricane season; (iv) a $1.5 million increase in expense for certain Trans Mountain acquisition costs; and (v) a $0.8 million increase in expense related to the cancellation of certain commercial insurance policies.

(e)

2008 and 2007 amounts include increases in imputed interest expense of $1.5 million and $1.7 million, respectively, related to our January 1, 2007 Cochin Pipeline acquisition. 2008 amount also includes a $0.2 million increase in interest expense related to the proposed settlement of certain litigation matters related to our Pacific operations’ East Line pipeline. 2007 amount also includes a $1.2 million increase in interest expense from the inclusion of Trans Mountain for periods prior to our acquisition date of April 30, 2007.

(f)

2008 and 2007 amounts include decreases in expense of $0.2 million and $3.9 million, respectively, related to the minority interest effect from all of the nine month 2008 and 2007 items previously disclosed in the footnotes to the tables included in “—Results of Operations.”

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

          Overall, our total general and administrative expenses increased $10.1 million (16%) in the third quarter of 2008, and the certain items described in footnote (a) to the tables above accounted for a decrease in expense of $2.7 million. For the comparable nine month periods, overall general and administrative expenses remained flat; however, the certain items described in footnote (d) to the tables above resulted in a combined $31.6 million decrease in overall expense in 2008, when compared to the first nine months of last year.

          The remaining $12.8 million (21%) and $31.6 million (17%) increases in general and administrative expense, for the comparable three and nine month periods respectively, were primarily driven by increased costs of supporting continued customer and business growth, including (i) higher compensation-related expenses—comprising salary and benefit expenses, payroll taxes and other employee and contractor related expenses; and (ii) incremental expenses associated with the assets and businesses we acquired since the third quarter of 2007—including our Express and Jet Fuel pipeline systems acquired from Knight effective August 28, 2008, and our recently acquired bulk terminal operations described above in “—Terminals.” We continue to manage our infrastructure expenses in order to allow for further investment in growth segments of our business portfolio.

          The $31.6 million decrease in general and administrative expenses disclosed in the footnotes to the table above in the comparable nine month periods from certain items was largely due to the $21.2 million second quarter 2007 non-cash compensation expense allocated to us from Knight and associated with the activities required to complete the May 2007 going-private transaction of KMI (now Knight), largely associated with the acceleration of cashouts of grants of both KMI restricted stock and options to purchase KMI stock. In addition, beginning in the first quarter of 2007, for accounting purposes, Knight has been required to allocate to us, on a monthly basis, certain ongoing compensation expense related to the transaction and we have been required to recognize the amounts as expense on our income statements. However, we are not responsible for paying either the one-time or the ongoing expenses, and accordingly, we recognize the unpaid amounts as contributions to equity—primarily as increases in “Partners’ Capital” on our consolidated balance sheets.

          Interest expense, net of unallocable interest income, decreased $3.0 million (3%) and increased $4.5 million (2%), respectively, in the third quarter and first nine months of 2008, when compared to the same periods last year. For the comparable three month periods, the overall decrease included a $0.2 million increase in expense due to the certain items described in footnote (b) to the tables above. The remaining $3.2 million (3%) decrease in expense was driven by an 18% decrease in the weighted average interest rate on all of our borrowings, partially offset by a20% increase in average borrowings. For the comparable nine month periods, the overall $4.5 million increase in net interest expense in 2008 versus 2007 included a $1.2 million decrease in expense due to the certain items described in footnote (e) to the tables above. The remaining $5.7 million (2%) increase in expense was driven by a20% increase in average borrowings, partially offset by a 15% drop in our weighted average interest rates.

          The period-to-period increase in our average borrowings was largely due to the capital spending (for asset expansion and improvement projects, including additional pipeline construction costs) and the external business acquisitions we have made since September 2007. The decreases in our average borrowing rates reflect a general decrease in variable interest rates since the third quarter last year. As of September 30, 2008, approximately 47% of our $8,340.9 million consolidated debt balance (excluding the value of interest rate swap agreements) was subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. As of September 30, 2007, approximately 42% of our $7,053.8 million consolidated debt balance (excluding the value of interest rate swap agreements) was subject to variable interest rates.

          The incremental unallocable income tax expense, in both the third quarter and first nine months of 2008, relates to higher corporate income tax accruals for the Texas margin tax, an entity-level tax initiated January 1, 2007 and imposed on the amount of our total revenue that is apportioned to the state of Texas. The decreases in earnings from incremental minority interest expense relates to higher overall partnership income in 2008 versus 2007.

Financial Condition

          Capital Structure

          We attempt to maintain a relatively conservative overall capital structure, with a long-term target mix of approximately 50% equity and 50% debt. In addition to our results of operations, our debt and capital balances are affected by our financing activities, as discussed below in “—Financing Activities.”

          The following table illustrates the sources of our invested capital (dollars in millions):

	September 30, 2008	December 31, 2007

Long-term debt, excluding value of interest rate swaps	$8,056.2	$6,455.9
Minority interest	57.9	54.2
Partners’ capital, excluding accumulated other comprehensive loss	6,284.5	5,712.3

Total capitalization	14,398.6	12,222.4
Short-term debt, less cash and cash equivalents	231.9	551.3

Total invested capital	$14,630.5	$12,773.7

Capitalization:
Long-term debt, excluding value of interest rate swaps	56.0%	52.8%
Minority interest	0.4%	0.5%
Partners’ capital, excluding accumulated other comprehensive loss	43.6%	46.7%

	100.0%	100.0%

Invested Capital:
Total debt, less cash and cash equivalents and excluding value of interest rate swaps	56.6%	54.9%
Partners’ capital and minority interest, excluding accumulated other comprehensive loss	43.4%	45.1%

	100.0%	100.0%

          Our primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, expansion capital expenditures and quarterly distributions to our common unitholders, Class B unitholder and general partner. In addition to utilizing cash generated from operations, we could meet our cash requirements for expansion capital expenditures through borrowings under our credit facility, issuing short-term commercial paper, long-term notes or additional common units or the proceeds from purchases of additional i-units by KMR with the proceeds from issuances of additional KMR shares. Further information on our financing strategies and activities can be found in our 2007 Form 10-K.

          As part of our financial strategy, we try to maintain an investment-grade credit rating, which involves, among other things, the issuance of additional limited partner units in connection with our acquisitions and internal growth activities in order to maintain acceptable financial ratios.

          On May 30, 2006, Standard & Poor’s Rating Services and Moody’s Investors Service each placed our long-term credit ratings on credit watch pending the resolution of KMI’s going-private transaction. On January 5, 2007, in anticipation of the going-private transaction closing, S&P downgraded us one level to BBB and removed our rating from credit watch with negative implications. As previously noted by Moody’s in its credit opinion dated November 15, 2006, it downgraded our credit rating from Baa1 to Baa2 on May 30, 2007, following the closing of the going-private transaction. Additionally, our rating was downgraded by Fitch Ratings from BBB+ to BBB on April 11, 2007. Currently, our long-term corporate debt credit rating is BBB, Baa2 and BBB, respectively, at S&P, Moody’s and Fitch.

          On October 13, 2008, S&P revised its outlook on our long-term credit rating to negative from stable (but affirmed our long-term credit rating at BBB), due to our previously announced expected delay and cost increases associated with the completion of the Rockies Express Pipeline project. At the same time, S&P lowered our short-term credit rating to A-3 from A-2.

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

          Borrowings under our five-year credit facility can be used for general partnership purposes and as a backup for our commercial paper program. The facility can be amended to allow for borrowings up to $2.1 billion. As of September 30, 2008, the outstanding balance under our five-year credit facility was $295.0 million, and there were no borrowings under our commercial paper program. As of December 31, 2007, there were no borrowings under our credit facility, and we had $589.1 million of commercial paper outstanding. As of September 30, 2008, our outstanding short-term debt was $284.7 million, primarily consisting of a $250 million principal amount of 6.3% senior notes that matures on February 1, 2009.

          We provide for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to our commercial paper program and long-term revolving credit facility. As a result of the revision to our short-term credit rating and the current commercial paper market conditions, we are unable to access commercial paper borrowings; however, we expect that our financing and liquidity needs will continue to be met through borrowings made under our long-term bank credit facility. After reduction for our letters of credit and commercial paper outstanding (none at September 30, 2008), the remaining available borrowing capacity under our bank credit facility was $1,168.5 million as of September 30, 2008. Currently, we believe our liquidity to be adequate.

          Some of our customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. These financial problems may arise from the current financial crises, changes in commodity prices or otherwise. We are working to implement, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance our credit position relating to amounts owed from these customers. We cannot provide assurance that one or more of our (current or future) financially distressed customers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations, or future cash flows; however, we believe we have provided adequate allowance for such customers.

          On September 15, 2008, Lehman Brothers Holdings Inc. filed for bankruptcy protection under the provisions of Chapter 11 of the U.S. Bankruptcy Code. No Lehman Brothers affiliate is an administrative agent for us or any of our subsidiaries; however, one of the Lehman entities is a lending bank providing less than 5% of the commitments in our $1.85 billion five-year credit facility. It also provides less than 5% of the commitments in Rockies Express’ $2.0 billion credit facility (we are a 51% owner in Rockies Express) and less than 10% of the commitments in Midcontinent Express’ $1.4 billion credit facility (we are a 50% owner in Midcontinent Express). Since Lehman Brothers declared bankruptcy, its affiliate which is a party to our, the Rockies Express and the Midcontinent Express credit facilities has not met its obligations to lend under those agreements. Thus, it is likely that the available capacity of each of the three facilities (ours, Rockies Express, and Midcontinent Express) will be reduced by the Lehman commitment. The commitments of the other banks remain unchanged, and the facilities are not defaulted.

          Also, on October 12, 2008, the U.S. Federal Reserve approved the application of Wells Fargo & Company to acquire Wachovia Corporation and its subsidiary banks. Earlier, on October 9, 2008, Wells Fargo had reaffirmed that it was proceeding with its merger with Wachovia as a whole company transaction with all of Wachovia’s banking and other operations, requiring no financial assistance from the Federal Deposit Insurance Corporation or any other U.S. government agency. Wells Fargo will acquire all of Wachovia Corporation and all its businesses and obligations, including its preferred equity and indebtedness, and all its banking deposits. Wachovia Bank, National Association is the administrative agent of our five-year unsecured credit facility, and we do not expect that this merger will adversely impact our access to capital.

          Long-term Financing

          In addition to our principal sources of short-term liquidity listed above, we could meet our cash requirements (other than distributions to our common unitholders, Class B unitholders and general partner) through issuing long-term notes or additional common units, or by utilizing the proceeds from purchases of additional i-units by KMR with the proceeds from issuances of KMR shares. Furthermore, at Knight’s third quarter board meeting on October 15, 2008, Knight’s board indicated its willingness to contribute up to $750 million of equity to us over the next 18 months, if necessary, in order to support our capital raising efforts.

          On February 12, 2008, we completed both a public offering of senior notes and a privately negotiated offering of 1,080,000 of our common units. We issued a total of $900 million in principal amount of senior notes in the public offering, consisting of $600 million of 5.95% notes due February 15, 2018, and $300 million of 6.95% notes due January 15, 2038. We received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $894.1 million, and we used the proceeds to reduce the borrowings under our commercial paper program. We issued the 1,080,000 common units on February 12, 2008 at a price of $55.65 per unit in a privately negotiated transaction with two investors. We received net proceeds of $60.1 million for the issuance of these common units, and we used the proceeds to reduce the borrowings under our commercial paper program.

          On March 3, 2008, we issued 5,000,000 of our common units in a public offering at a price of $57.70, less commissions and underwriting expenses. At the time of the offering, we granted the underwriters a 30-day option to purchase up to an additional 750,000 common units from us on the same terms and conditions, and we issued an additional 750,000 common units on March 10, 2008 upon exercise of this option. After commissions and underwriting expenses, we received net proceeds of $324.2 million for the issuance of these 5,750,000 common units, and we used the proceeds to reduce the borrowings under our commercial paper program.

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

          On September 19, 2008, we filed a registration statement with the Securities and Exchange Commission (“SEC”) under The Securities Act of 1933 on Form S-3. This registration statement, commonly referred to as a shelf registration statement, will allow us to sell up to $5 billion of additional common units or debt securities. The shelf registration statement is intended to provide us with flexibility to raise funds from the offering of our securities in one or more offerings, in amounts, and at prices to be set forth in subsequent filings made with the SEC at the time of each separate offering. Our offerings would be subject to market conditions and our capital needs, and unless we specify otherwise in a prospectus supplement, we intend to use the net proceeds from the sale of offered securities for general partnership purposes. This may include, among other things, additions to working capital, repayment or refinancing of existing indebtedness or other partnership obligations, financing of capital expenditures and acquisitions, investment in existing and future projects, and repurchases and redemptions of securities. Pending any specific application, we may initially invest funds in short-term marketable securities or apply them to the reduction of other indebtedness. As of the date of the filing of this report, the Form S-3 had not yet been declared effective by the SEC.

          As of September 30, 2008, our total liability balance due on the various series of our senior notes was $7,881.1 million, and the total liability balance due on the various borrowings of our operating partnerships and subsidiaries was $164.8 million. We are subject to changes in the equity and debt markets for our limited partner units and long-term notes, and there can be no assurance we will be able or willing to access the public or private markets for our limited partner units and/or long-term notes in the future. If we were unable or unwilling to issue additional limited partner units, we would be required to either restrict potential future acquisitions or pursue other debt financing alternatives, some of which could involve higher costs or negatively affect our credit ratings. Our ability to access the public and private debt markets is affected by our credit ratings. See “—Capital Structure” above for a discussion of our credit ratings. For additional information regarding our debt securities and credit facility, see Note 9 to our consolidated financial statements included in our 2007 Form 10-K.

          Capital Expenditures

          Our sustaining capital expenditures for the nine months ended September 30, 2008 were $120.1 million, and we expect to spend another $85.1 million during the final quarter of 2008 (including $11.3 million for hurricane and fire repair and replacement costs). Our sustaining capital expenditures are funded with cash flows from operations.

          Our discretionary capital expenditures for the nine months ended September 30, 2008 were $1,794.3 million and we expect to spend another $545 million during the final quarter of 2008. In addition to our consolidated capital expenditures, we expect to spend approximately $1.4 billion for our share of expansion capital expenditures for both the Rockies Express and Midcontinent Express natural gas pipeline projects. Our share of the capital expenditures for these projects are being funded by borrowings under Rockies Express’ and Midcontinent Express’ own revolving credit facilities or by those entities issuing short-term commercial paper or long-term notes and a $306 million equity infusion by us. We have funded our discretionary capital expenditures and our $306 million equity infusion noted above through borrowings under our $1.85 billion revolving credit facility and by issuing short-term commercial paper. To the extent these sources are not sufficient, we will fund additional amounts through the issuance of long-term notes or common units for cash. During 2008, we have used sales of long-term notes and common units to refinance portions of our short-term borrowings.

          Operating Activities

          Net cash provided by operating activities was $1,433.1 million for the nine months ended September 30, 2008, versus $1,254.7 million for the comparable period of 2007. The period-to-period increase of $178.4 million (14%) in cash provided by operating activities consisted of:

▪

a $380.2 million increase in cash from overall higher partnership income—after adding back non-cash items including, among other things, a $377.1 million goodwill impairment charge recognized in the first quarter of 2007. The higher partnership income reflects the increase in cash earnings from our five reportable business segments in the first nine months of 2008, as discussed above in “—Results of Operations;”

▪

a $27.4 million increase related to higher distributions received from equity investments—chiefly due to $54.6 million of initial distributions received in 2008 from our investment in West2East Pipeline LLC, the sole owner of Rockies Express Pipeline LLC. Currently, we own a 51% equity interest in West2East Pipeline LLC, and when construction of the Rockies Express Pipeline is completed, our ownership interest will be reduced to 50% and the capital accounts of West2East Pipeline LLC will be trued-up to reflect our 50% economic interest in the project.

The overall increase in period-to-period distributions from equity investments includes a $31.2 million decrease in distributions received from the Red Cedar Gathering Company. In the first quarter of 2007, Red Cedar distributed to us $32.6 million following a refinancing of its long-term debt obligations. Red Cedar used the proceeds received from the March 2007 sale of unsecured senior notes to refund and retire the outstanding balance on its then-existing senior notes, and to make a distribution to its two owners;

▪

a $186.7 million decrease in cash inflows relative to net changes in working capital items, mainly due to a $178.2 million decrease from the collection and payment of trade and related party receivables and payables. This decrease was largely due to timing differences from the collection of trade and related party receivables—reflecting both higher receivable balances in 2008 and higher collections of year-end accounts receivable balances in the first nine months of 2007, versus the first nine months of 2008;

▪

a $16.8 million decrease in cash inflows relative to changes in other non-current assets and liabilities, and other incremental non-cash expenses, including higher non-cash general and administrative expenses in 2007 related to the activities required to complete KMI’s going-private transaction (with regard to the going-private transaction expenses, for accounting purposes, Knight was required to allocate to us a portion of these transaction-related amounts and we were required to recognize the amounts as expense on our income statements; however, we were not responsible for paying these buyout expenses, and accordingly, recognized the unpaid amount as both a contribution to “Partners’ Capital” and an increase to “Minority interest” on our balance sheet);

▪

a $15.0 million decrease in cash from an interest rate swap termination payment we received in March 2007, when we terminated a fixed-to-floating interest rate swap agreement having a notional principal amount of $100 million and a maturity date of March 15, 2032; and

▪

a $10.7 million decrease in cash from FERC-mandated reparation payment and reserve adjustments. In March 2008, pursuant to FERC orders, we made reparation payments of $23.3 million to certain shippers on our Pacific operations’ pipelines and we reduced our rate case liability. The payment primarily related to a FERC ruling in February 2008 that resolved certain challenges by complainants with regard to delivery tariffs and gathering enhancement fees at our Pacific operations’ Watson Station, located in Carson, California. In September 2008, we increased our legal reserve by $12.6 million, an adjustment related to proposed legal settlements reached with certain shippers on our Pacific operations’ East Line pipeline.

          Investing Activities

          Net cash used in investing activities was $2,065.9 million for the nine month period ended September 30, 2008, compared to $1,908.7 million for the comparable 2007 period. The $157.2 million (8%) increase in cash used in investing activities was primarily attributable to:

▪

a $771.5 million increase from higher capital expenditures—largely due to increased investment undertaken to construct our Kinder Morgan Louisiana Pipeline, expand our Trans Mountain crude oil and refined petroleum products pipeline system, and add infrastructure to our carbon dioxide producing and delivery operations.

Since the end of 2007, rising construction costs, additional regulatory requirements, and certain weather delays have continued to create a challenging business environment, and our total forecasted capital expenditures on our major projects have increased by approximately 22% from the projection we made at the beginning of 2008. Most of this increase has been on our natural gas pipeline major projects—for example, market conditions for consumables, labor and construction equipment along with certain provisions in the final environmental impact statement have resulted in increased construction costs for the Rockies Express Pipeline. Our current estimate of total construction costs for the entire Rockies Express pipeline project is now approximately $6.0 billion (consistent with our October 15, 2008 third quarter earnings press release). We continue to be focused on managing these cost increases in order to complete our expansion projects as close to on-time and on-budget as possible, and we attempt to identify ancillary opportunities to increase our returns where possible.

Our sustaining capital expenditures, defined as capital expenditures which do not increase the capacity of an asset, were $120.1 million for the first nine months of 2008, compared to $95.0 million for the first nine months of 2007. The above amounts include our proportionate share of Rockies Express’ sustaining capital expenditures—less than $0.1 million in 2008 and none in 2007—but do not include the sustaining capital expenditures of our Trans Mountain pipeline system for periods prior to our acquisition date of April 30, 2007. Generally, we fund our sustaining capital expenditures with existing cash or from cash flows from operations. In addition to utilizing cash generated from its operations, Rockies Express can fund its cash requirements for capital expenditures through borrowings under its own credit facility, issuing its own short-term commercial paper or long-term notes, or with proceeds from contributions received from its member owners.

Additionally, our forecasted expenditures for the remaining three months of 2008 for sustaining capital expenditures are approximately $85.1 million (including less than $0.1 million for our proportionate share of Rockies Express, but including $11.3 million for hurricane and fire repair and replacement costs). All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary, and our discretionary capital expenditures—including expenditures for internal expansion projects—totaled $1,794.3 million for the first nine months of 2008 and $1,047.9 million for the first nine months of 2007;

▪

a $295.0 million increase in cash used from incremental contributions to equity investments in the first nine months of 2008, largely driven by a $306.0 million equity investment paid in February 2008 to West2East Pipeline LLC, and partially offset by a $10.6 million drop in contributions to Midcontinent Express Pipeline LLC, the sole owner of the Midcontinent Express Pipeline. In the first nine months of 2008 and 2007, we contributed $27.5 million and $38.1 million, respectively, for our share of Midcontinent Express Pipeline construction costs. We own a 50% equity interest in the approximately $1.9 billion, 500-mile interstate natural gas pipeline that will extend between Bennington, Oklahoma and Butler, Alabama;

▪

a $572.5 million decrease in cash used related to our acquisition of Trans Mountain from Knight. Through September 2007, we paid $549.1 million to Knight to acquire the net assets of Trans Mountain, and in April 2008, we received a cash contribution of $23.4 million from Knight as a result of certain true-up provisions in our acquisition agreement. For more information on our acquisition of Trans Mountain from Knight, see Note 2 to our consolidated financial statements included elsewhere in this report;

▪

a $152.7 million decrease in cash used due to lower expenditures made for strategic business acquisitions. In the first nine months of 2008, our cash outlays for additional net assets and investments totaled $9.0 million, consisting of $16.4 million paid for additional bulk and liquid terminal assets, less $7.4 million we received as the beginning cash balance of the Express and Jet Fuel pipeline systems, acquired from Knight on August 28, 2008 (also discussed in Note 2). Excluding amounts paid for Trans Mountain (discussed above), in the first nine months of 2007, our payments for acquired assets and investments totaled $161.7 million, including $100.3 million paid for our purchase of terminal assets from Marine Terminals, Inc. and $38.3 million paid for our purchase of the Vancouver Wharves bulk marine terminal from the British Columbia Railway Company;

▪

an $89.1 million decrease in cash used related to a return of capital received from Midcontinent Express Pipeline LLC in the first quarter of 2008. In February 2008, Midcontinent entered into and then made borrowings under a new $1.4 billion three-year, unsecured revolving credit facility due February 28, 2011. Midcontinent then made distributions (in excess of cumulative earnings) to its two member owners to reimburse them for prior contributions made to fund its pipeline construction costs;

▪

an $80.6 million decrease in cash used due to lower period-to-period payments for margin and restricted deposits in 2008 compared to 2007, associated largely with our utilization of derivative contracts to hedge (offset) against the volatility of energy commodity price risks; and

▪

a $37.2 million decrease in cash used, relative to 2007, due to higher net proceeds received from the sales of investments, property, plant and equipment, and other net assets (net of salvage and removal costs). The increase in cash sales proceeds was driven by the approximately $50.7 million we received in the second quarter of 2008 for the sale of our 25% equity ownership interest in Thunder Creek Gas Services, LLC (discussed in Note 2 to our consolidated financial statements included elsewhere in this report).

          Financing Activities

          Net cash provided by financing activities amounted to $629.7 million for the first nine months of 2008. For the same nine month period last year, our financing activities provided net cash of $703.2 million. The $73.5 million (10%) cash decrease from the comparable 2007 period was primarily due to:

▪

a $244.0 million decrease in cash from higher partnership distributions in the first nine months of 2008, when compared to the first nine months of 2007. Distributions to all partners, consisting of our common and Class B unitholders, our general partner and our minority interests, totaled $1,088.6 million in the first nine months of 2008, compared to $844.6 million in the same period a year earlier;

▪

an $86.4 million increase in cash inflows from partnership equity issuances. The increase relates to the combined $384.3 million we received from the two separate offerings of additional common units in the first nine months of 2008 (discussed above in “—Long-term Financing”), versus the $297.9 million we received, after commissions and underwriting expenses, in May 2007 for our issuance of an additional 5,700,000 i-units to KMR;

▪	a $61.0 million increase in cash inflows from net changes in cash book overdrafts—resulting from timing differences on checks issued but not yet endorsed; and

▪

an $18.2 million increase in cash from overall debt financing activities—which include our issuances and payments of debt and our debt issuance costs. The period-to-period increase in cash from overall financing activities was primarily due to (i) a $295.0 million increase in cash inflows from incremental borrowings under our long-term revolving bank credit facility in the first nine months of 2008; (ii) a $202.7 million decrease in cash inflows due to lower net issuances and payments of senior notes in the first nine months of 2008; (iii) a $67.3 million decrease in cash inflows from lower overall net commercial paper borrowings in the first nine months of 2008; and (iv) a $5.2 million decrease in cash from our September 2008 principal payment of tax-exempt bonds issued by the Jackson-Union Counties Regional Port District (our subsidiary, Kinder Morgan Operating L.P. “B” is the obligor of these bonds and the remaining principal amount of $18.5 million is due April 1, 2024).

The increase in cash from borrowings under our five-year unsecured bank credit facility was based in part, on period-to-period changes in interest rates, and in part to a general outflow of cash invested in the U.S. commercial paper market during the first nine months of 2008. In the third quarter of 2008, we elected to borrow funds under our credit facility (that remains due August 18, 2010), taking advantage of favorable changes between the variable interest rates obtainable pursuant to the provisions of the credit facility on the one hand, and the variable rates obtainable in the commercial paper market on the other hand.

          The decrease in cash from changes in senior notes outstanding reflects the combined $1,581.8 million we received from our February and June 2008 public offerings of senior notes (discussed in Note 7 to our consolidated financial statements included elsewhere in this report), versus the $1,784.5 million increase in cash inflows from the issuances and payments of senior notes during the first nine months of 2007. During the nine month 2007 period, we both repaid $250 million of 5.35% senior notes that matured on August 15, 2007, and completed offerings for an aggregate $2.05 billion in principal amount of senior notes in four separate series: (i) $600 million of 6.00% notes due February 1, 2017; (ii) $400 million of 6.50% notes due February 1, 2037; (iii) $550 million of 6.95% notes due January 15, 2038; and (iv) $500 million of 5.85% notes due September 15, 2012. Combined, we received proceeds, net of underwriting discounts and commissions, of $2,034.5 million from these long-term debt offerings and we used the proceeds from each of these offerings, and the proceeds received from our 2008 debt offerings, to reduce the borrowings under our commercial paper program.

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

          On August 14, 2008, we paid a quarterly distribution of $0.99 per unit for the second quarter of 2008. This distribution was 16% greater than the $0.85 distribution per unit we paid in August 2007 for the second quarter of 2007. We paid this distribution in cash to our general partner and to our common and Class B unitholders. KMR, our sole i-unitholder, received additional i-units based on the $0.99 cash distribution per common unit. We believe that future operating results will continue to support similar levels of quarterly cash and i-unit distributions; however, no assurance can be given that future distributions will continue at such levels.

          On October 15, 2008, we declared a cash distribution of $1.02 per unit for the third quarter of 2008 (an annualized rate of $4.08 per unit). This distribution was 16% higher than the $0.88 per unit distribution we made for the third quarter of 2007. In November 2007, we announced that we expected to declare cash distributions of $4.02 per unit for 2008, an almost 16% increase over our cash distributions of $3.48 per unit for 2007. We currently expect to meet or exceed this distribution target for 2008; however, no assurance can be given that we will be able to meet or exceed this level of distribution, and our expectation does not take into account any capital costs associated with financing the payment of reparations sought by shippers on our Pacific operations’ interstate pipelines.

          The incentive distribution that we paid on August 14, 2008 to our general partner (for the second quarter of 2008) was $194.2 million. Our general partner’s incentive distribution that we paid in August 2007 (for the second quarter of 2007) was $147.6 million. Our general partner’s incentive distribution for the distribution that we declared for the third quarter of 2008 will be $204.3 million, and our general partner’s incentive distribution for the distribution that we paid for the third quarter of 2007 was $155.2 million. The period-to-period increases in our general partner incentive distributions resulted from both increased cash distributions per unit and increases in the number of common units and i-units outstanding.

          Litigation and Environmental

          As of September 30, 2008, we have recorded a total reserve for environmental claims, without discounting and without regard to anticipated insurance recoveries, in the amount of $72.1 million. In addition, we have recorded a receivable of $24.5 million for expected cost recoveries that have been deemed probable. As of December 31, 2007, our environmental reserve totaled $92.0 million and our estimated receivable for environmental cost recoveries totaled $37.8 million, respectively. The reserve is primarily established to address and clean up soil and ground water impacts from former releases to the environment at facilities we have acquired or accidental spills or releases at facilities that we own. Reserves for each project are generally established by reviewing existing documents, conducting interviews and performing site inspections to determine the overall size and impact to the environment. Reviews are made on a quarterly basis to determine the status of the cleanup and the costs associated with the effort. In assessing environmental risks in conjunction with proposed acquisitions, we review records relating to environmental issues, conduct site inspections, interview employees, and, if appropriate, collect soil and groundwater samples.

          Additionally, as of September 30, 2008, and December 31, 2007, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $232.5 million and $247.9 million, respectively. The reserve is primarily related to various claims from lawsuits arising from our Pacific operations, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

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

          Fair Value Measurements

SFAS No. 157 established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process, and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. We utilize energy commodity derivative contracts for the purpose of mitigating our risk resulting from fluctuations in the market price of natural gas, natural gas liquids and crude oil, and utilize interest rate swaps to mitigate our risk from fluctuations in interest rates. For more information on our risk management activities, see Note 10 to our consolidated financial statements included elsewhere in this report.

At September 30, 2008, the fair value of our derivative contracts classified as level 3 under the fair value hierarchy consisted primarily of West Texas Sour Hedges and West Texas Intermediate options (costless collars). Costless collars are designed to establish floor and ceiling prices on anticipated future oil production from the assets we own in the SACROC oil field. While the use of these derivative contracts limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. In addition to these oil-commodity derivatives, level 3 derivative contracts consist of Natural Gas Basis swaps. Basis swaps are used in connection with another derivative contract to reduce hedge ineffectiveness by reducing a basis difference between a hedged exposure and a derivative contract. The following table summarizes the total fair value asset and liability measurements of our level 3 energy commodity derivative contracts in accordance with SFAS No. 157.

	Significant Unobservable Inputs (Level 3)
	Assets			Liabilities
	September 30, 2008	December 31, 2007	Change	September 30, 2008	December 31, 2007	Change

Natural Gas Basis Swaps	$4.9	$2.8	$2.1	$(7.0)	$(4.7)	$(2.3)
WTS Oil Swaps	—	—	—	(90.1)	(94.5)	4.4
WTI Options	46.7	0.0	46.7	(28.7)	0.0	(28.7)
Other	1.0	1.0	—	(7.4)	(4.9)	(2.5)
Total	$52.6	$3.8	$48.8	$(133.2)	$(104.1)	$(29.1)

The largest change in fair value of level 3 assets and liabilities between December 31, 2007 and September 30, 2008 is related to WTI Options, which amount to an increase of $46.7 million and $28.7 million in assets and liabilities, respectively. The majority of these contracts were entered into during 2008, which account for the change. There were no transfers into or out of level 3 during the period.

The valuation techniques used for the above Level 3 input derivatives are as follows:

• Natural Gas Basis Swaps: values obtained through a pricing service, derived by combining raw inputs from NYMEX with proprietary quantitative models and processes. Although the prices are originating from a liquid market (NYMEX), we believe the incremental effort to further validate these prices would take undue effort and would not materially alter the assumptions. As a result, we have classified the valuation of these derivatives as level 3;

• WTS Oil Swaps: prices obtained from a broker using their proprietary model for similar assets and liabilities, quotes are non-binding; and

• WTI Options: valued using internal model. Internal models incorporate the use of options pricing and estimates of the present value of cash flows based upon underlying contractual terms. The models reflect management’s estimates, taking into account observable market prices, estimated market prices in the absence of quoted market prices, the risk-free market discount rate, volatility factors, estimated correlations of commodity prices and contractual volumes.

Commodity derivative contracts are recorded at their estimated fair values as of each reporting date. For commodity derivatives, the most observable inputs available are used to determine the fair value of each contract. In the absence of a quoted price for an identical contract in an active market, we use broker quotes for identical or similar contracts, or internally prepared valuation models as primary inputs to determine fair value. No adjustments were made to quotes or prices obtained from brokers and pricing services. Valuation methods have not changed during the quarter ended September 30, 2008.

When appropriate, valuations are adjusted for various factors including credit considerations. Such adjustments are generally based on available market evidence, including but not limited to our credit default swap quotes as of September 30, 2008. Collateral agreements with our counterparties serve to reduce our credit exposure and are considered in the adjustment. Our fair value measurements of derivative contracts are adjusted for credit risk in accordance with SFAS No. 157, and as of September 30, 2008, our consolidated “Accumulated other comprehensive loss” balance includes a gain of $14.1 million related to discounting the value of our energy commodity derivative liabilities for the effect of credit risk. Additionally, we considered the value of our derivative assets, and the associated counterparty credit risk, and determined that a reserve against these assets is not necessary.

With the exception of the Casper and Douglas hedges and the ineffective portion of our derivative contracts, our energy commodity derivative contracts are accounted for as cash flow hedges. In accordance with SFAS No. 133, gains and losses associated with cash flow hedges are reported in “Accumulated other comprehensive loss” in our accompanying consolidated balance sheets.

Information Regarding Forward-Looking Statements

          This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

▪	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, electricity, coal and other bulk materials and chemicals in North America;

▪	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

▪	changes in our tariff rates implemented by the Federal Energy Regulatory Commission or the California Public Utilities Commission;

▪	our ability to acquire new businesses and assets and integrate those operations into our existing operations, as well as our ability to expand our facilities;

▪	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from our terminals or pipelines;

▪	our ability to successfully identify and close acquisitions and make cost-saving changes in operations;

▪	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use our services or provide services or products to us;

▪	crude oil and natural gas production from exploration and production areas that we serve, such as the Permian Basin area of West Texas, the U.S. Rocky Mountains and the Alberta oil sands;

▪	changes in laws or regulations, third-party relations and approvals, and decisions of courts, regulators and governmental bodies that may adversely affect our business or our ability to compete;

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

▪	interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

▪	our ability to obtain insurance coverage without significant levels of self-retention of risk;

▪	acts of nature, sabotage, terrorism or other similar acts causing damage greater than our insurance coverage limits;

▪	capital and credit markets conditions, inflation and interest rates;

▪	the political and economic stability of the oil producing nations of the world;

▪	national, international, regional and local economic, competitive and regulatory conditions and developments;

▪	our ability to achieve cost savings and revenue growth;

▪	foreign exchange fluctuations;

▪	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

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

          There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2007, in Item 7A of our 2007 Form 10-K. However, the capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months, and in recent weeks, the volatility and disruption have reached unprecedented levels. See Part II, Item 1A “Risk Factors” of this report for a more detailed description of this and other factors that may affect our overall business growth. For more information on our risk management activities, see Note 10 to our consolidated financial statements included elsewhere in this report.

Item 4.	Controls and Procedures.

          As of September 30, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

          PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

          See Part I, Item 1, Note 3 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated in this item by reference.

Item 1A.	Risk Factors.

          Except as set forth below, there have been no material changes in or additions to the risk factors disclosed in Item 1A “Risk Factors” in our 2007 Form 10-K.

          Current levels of market volatility are unprecedented.

          The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Our plans for growth require regular access to the capital and credit markets. If current levels of market disruption and volatility continue or worsen, access to capital and credit markets could be disrupted making growth through acquisitions and development projects difficult or impractical to pursue until such time as markets stabilize.

          Our operating results may be adversely affected by unfavorable economic and market conditions.

          Economic conditions worldwide have from time to time contributed to slowdowns in the oil and gas industry, as well as in the specific segments and markets in which we operate, resulting in reduced demand and increased price competition for our products and services. Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region, such as the challenges that are currently affecting economic conditions in the United States. Volatility in commodity prices might have an impact on many of our customers, which in turn could have a negative impact on their ability to meet their obligations to us. In addition, decreases in the prices of crude oil and natural gas liquids will have a negative impact on the results of our CO2 business segment. If global economic and market conditions (including volatility in commodity markets), or economic conditions in the United States or other key markets, remain uncertain or persist, spread or deteriorate further, we may experience material impacts on our business, financial condition and results of operations.

          The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

          Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, the availability of credit has become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. In addition, as a result of the current credit market conditions and the recent downgrade of our short-term credit ratings by Standard & Poor’s Rating Services, we are currently unable to access commercial paper borrowings and instead are meeting our financing and liquidity needs through borrowings under our bank credit facility. The negative impact on the tightening of the credit markets may have a material adverse effect on us resulting from, but not limited to, an inability to expand facilities or finance the acquisition of assets on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.

          The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for operations, to pay distributions and to make additional investments.

          We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank. We currently have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000.

The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

          There can be no assurance as to the impact on the financial markets of the U.S. government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions.

          In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, President Bush signed the Emergency Economic Stabilization Act of 2008, referred to as the EESA in this report, into law on October 3, 2008. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. There can be no assurance what impact the EESA will have on the financial markets, including the extreme levels of volatility currently being experienced. Although we are not one of the institutions that will sell securities to the U.S. Treasury pursuant to the EESA, the ultimate effects of the EESA on the financial markets and the economy in general could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common units.

          Our business is subject to extensive regulation that affects our operations and costs.

          Our assets and operations are subject to regulation by federal, state, provincial and local authorities, including regulation by the FERC, and by various authorities under federal, state and local environmental, human health and safety and pipeline safety laws. Regulation affects almost every aspect of our business, including, among other things, our ability to determine terms and rates for our interstate pipeline services, to make acquisitions or to build extensions of existing facilities. The costs of complying with such laws and regulations are already significant, and additional or more stringent regulation could have a material adverse impact on our business, financial condition and results of operations.

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

          Environmental laws and regulations could expose us to significant costs and liabilities.

          Our operations are subject to federal, state, provincial and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health and safety. Such laws and regulations affect many aspects of our present and future operations, and generally require us to obtain and comply with various environmental registrations, licenses, permits, inspections and other approvals. Liability under such laws and regulations may be incurred without regard to fault under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as CERCLA or Superfund, the Resource Conservation and Recovery Act, commonly known as RCRA, or analogous state laws for the remediation of contaminated areas. Private parties, including the owners of properties through which our pipelines pass may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with such laws and regulations or for personal injury or property damage. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against us.

          Failure to comply with these laws and regulations may expose us to civil, criminal and administrative fines, penalties and/or interruptions in our operations that could influence our results of operations. For example, if an accidental leak, release or spill of liquid petroleum products, chemicals or other hazardous substances occurs at or from our pipelines or our storage or other facilities, we may experience significant operational disruptions and we may have to pay a significant amount to clean up the leak, release or spill, pay for government penalties, address natural resource damage, compensate for human exposure or property damage, install costly pollution control equipment or a combination of these and other measures. The resulting costs and liabilities could materially and negatively affect our level of earnings and cash flows. In addition, emission controls required under the Federal Clean Air Act and other similar federal, state and provincial laws could require significant capital expenditures at our facilities.

          We own and/or operate numerous properties that have been used for many years in connection with our business activities. While we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other hazardous substances may have been released at or from properties owned, operated or used by us or our predecessors, or at or from properties where our or our predecessors’ wastes have been taken for disposal. In addition, many of these properties have been owned and/or operated by third parties whose management, handling and disposal of hydrocarbons or other hazardous substances were not under our control. These properties and the hazardous substances released and wastes disposed on them may be subject to laws in the United States such as CERCLA, which impose joint and several liability without regard to fault or the legality of the original conduct. Under the regulatory schemes of the various Canadian provinces, such as British Columbia’s Environmental Management Act, Canada has similar laws with respect to properties owned, operated or used by us or our predecessors. Under such laws and implementing regulations, we could be required to remove or remediate previously disposed wastes or property contamination, including contamination caused by prior owners or operators. Imposition of such liability schemes could have a material adverse impact on our operations and financial position.

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

          Further, we cannot ensure that such existing laws and regulations will not be revised or that new laws or regulations will not be adopted or become applicable to us. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may be perceived to affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and prospects.

          Climate change regulation at the federal, state or regional levels and/or new regulations issued by the Department of Homeland Security could result in increased operating and capital costs for us.

          Studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases. The U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, at least nine states in the Northeast and five states in the West have developed initiatives to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. The EPA is separately considering whether it will regulate greenhouse gases as “air pollutants” under the existing federal Clean Air Act. Passage of climate control legislation or other regulatory initiatives by Congress or various states of the U.S. or the adoption of regulations by the EPA or analogous state agencies that regulate or restrict emissions of greenhouse gases, including methane or carbon dioxide in areas in which we conduct business, could result in changes to the consumption and demand for natural gas and could have adverse effects on our business, financial position, results of operations and prospects.

          Such changes could increase the costs of our operations, including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay any taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program. While we may be able to include some or all of such increased costs in the rates charged by our pipeline, such recovery of costs is uncertain and may depend on events beyond our control including the outcome of future rate proceedings before the FERC and the provisions of any final legislation.

          The Department of Homeland Security Appropriation Act of 2007 requires the Department of Homeland Security, referred to in this report as the DHS, to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” The DHS has issued rules that establish chemicals of interest and their respective threshold quantities that will trigger compliance with these standards. Covered facilities that are determined by the DHS to pose a high level of security risk will be required to prepare and submit Security Vulnerability Assessments and Site Security Plans as well as comply with other regulatory requirements, including those regarding inspections, audits, recordkeeping and protection of chemical-terrorism vulnerability information. We have not yet determined the extent to which our facilities are subject to coverage under the interim rules or the associated costs to comply, but it is possible that such costs could be substantial.

          Our substantial debt could adversely affect our financial health and make us more vulnerable to adverse economic conditions.

          As of September 30, 2008, we had outstanding $8,340.9 million of consolidated debt (excluding the value of interest rate swaps). This level of debt could have important consequences, such as:

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

          As of September 30, 2008, we had outstanding $8,340.9 million of consolidated debt (excluding the value of interest rate swaps). Of this amount, approximately 46.6% was subject to variable interest rates, either as short-term or long-term variable rate debt obligations or as long-term fixed-rate debt converted to variable rates through the use of interest rate swaps. Should interest rates increase significantly, the amount of cash required to service our debt would increase.

          Terrorist attacks, or the threat of them, may adversely affect our business.

          The U.S. government has issued public warnings that indicate that pipelines and other energy assets might be specific targets of terrorist organizations. These potential targets might include our pipeline systems or storage facilities. Our operations could become subject to increased governmental scrutiny that would require increased security measures. Recent federal legislation provides an insurance framework that should cause current insurers to continue to provide sabotage and terrorism coverage under standard property insurance policies. Nonetheless, there is no assurance that adequate sabotage and terrorism insurance will be available at rates we believe are reasonable in the near future. These developments may subject our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

          Effective August 28, 2008, we issued 2,014,693 common units to Knight Inc. in connection with our acquisition of a 33 1/3% ownership interest in the Express pipeline system net assets and the Jet Fuel pipeline system net assets.

As agreed between Knight and us, the units were valued at $116.0 million. The units were issued to a single accredited investor in a transaction not involving a public offering and were therefore exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities.

          None.

Item 4.	Submission of Matters to a Vote of Security Holders.

          None.

Item 5.	Other Information.

          Our management and the directors and management of our general partner and KMR are saddened by the passing of Mr. Edward O. Gaylord, who died on September 28, 2008 in Houston, Texas. He was 76 years old. In February 1997, following the change in control of our general partner, Mr. Gaylord was one of only two non-employees of our general partner elected to serve on its board of directors, and since that time, we and our general partner benefitted from his continuous advice and counsel. He was also elected as one of the founding directors of KMR upon its formation in February 2001, and at the time of his death, served as a member of each board’s Audit Committee, Compensation Committee, and Nominating and Governance Committee. Our Nominating and Governance Committee is in the process of identifying and meeting with potential replacements to fill the vacancy on KMR's Board of Directors. We hope to fill the vacancy by the end of the year.

Item 6.	Exhibits.

*3.1	--

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

*3.4	--

Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Kinder Morgan Energy Partners, L.P. (filed as Exhibit 3.1 to Kinder Morgan Energy Partners, L.P. Form 8-K, filed April 21, 2008).

*4.1	--

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

*4.2	--

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

4.3	--

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

*10. 1	--

First Amendment to Retention and Relocation Agreement, dated as of July 16, 2008, between Knight Inc. and Scott E. Parker (filed as Exhibit 10.1 to Kinder Morgan Energy Partners, L.P. Form 8-K, filed July 25, 2008).

11	--	Statement re: computation of per share earnings.

12	--	Statement re: computation of ratio of earnings to fixed charges.

*18	--	Letter re: change in accounting principle (filed as Exhibit 18 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30, 2008 filed August 7, 2008).

31.1	--	Certification by CEO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	--	Certification by CFO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	--	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	--	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN ENERGY PARTNERS, L.P.
Registrant (A Delaware limited partnership)

By:	KINDER MORGAN G.P., INC.,
its sole General Partner

By:	KINDER MORGAN MANAGEMENT, LLC,
the Delegate of Kinder Morgan G.P., Inc.

/s/ Kimberly A. Dang

Kimberly A. Dang
Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date: November 5, 2008