Form 10-Q/A
period 2010-06-30
KINDER MORGAN ENERGY PARTNERS L P
filed 2010-08-12
CIK 888228

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on July 30, 2010, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this report, which was not disseminated with the original filing of our Form 10-Q, provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL):  (i) our unaudited Consolidated Statements of Income; (ii) our unaudited Consolidated Balance Sheets; (iii) our unaudited Consolidated Statements of Cash Flows; and (iv) the notes to our unaudited Consolidated Financial Statements.

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

KINDER MORGAN ENERGY PARTNERS, L.P.
Registrant (A Delaware limited partnership)

	By:	KINDER MORGAN G.P., INC.,
its sole General Partner

		By:	KINDER MORGAN MANAGEMENT, LLC,
the Delegate of Kinder Morgan G.P., Inc.

Date: August 12, 2010			By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)

Index to Exhibits

* 4.1 —
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

* 4.2 —
Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.30% Senior Notes due September 15, 2020, and the 6.55% Senior Notes due September 15, 2040.

*10.1 —
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

*11 —	Statement re: computation of per share earnings.
* 12 —	Statement re: computation of ratio of earnings to fixed charges.
*31.1 —	Certification by CEO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2 —	Certification by CFO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1 —	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2 —	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 —
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and six month periods ended June 30, 2010 and 2009; (ii) our Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009; (iii) our Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (iv) the notes to our Consolidated Financial Statements.

_________

* Asterisk indicates exhibit previously filed or furnished and incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.