Form 10-K/A
period 2010-12-31
KINDER MORGAN ENERGY PARTNERS L P
filed 2011-02-23
CIK 888228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this amendment is to file to correct the signature line of the Report of Independent Registered Public Accounting Firm included in Item 8 "Financial Statements and Supplementary Data." The report had been signed by the Independent Registered Public Accounting Firm, but the signature line was inadvertently omitted when the Form 10-K was originally filed. As part of this amendment and as required, we are refiling "Item 8. Financial Statements and Supplementary Data" in its entirety. Other than correcting the signature line of the Report of Independent Registered Public Accounting Firm, we have made no changes to Item 8.

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

/s/ PricewaterhouseCoopers LLP

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