Form 10-K
period 2011-12-31
KINDER MORGAN ENERGY PARTNERS L P
filed 2012-02-21
CIK 888228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

table of content

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer [X]   Accelerated filer [   ]     Non-accelerated filer [   ]     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [   ]   No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on June 30, 2011 was approximately $15,631,284,352.  As of January 31, 2012, the registrant had 232,837,732 Common Units outstanding.

table of content

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

table of content

PART I
Items 1 and 2.  Business and Properties.

Kinder Morgan Energy Partners, L.P. is a leading pipeline transportation and energy storage company in North America, and unless the context requires otherwise, references to “we,” “us,” “our,” “KMP” or the “Partnership” are intended to mean Kinder Morgan Energy Partners, L.P., our operating limited partnerships and their majority-owned and controlled subsidiaries.  We own an interest in or operate approximately 29,000 miles of pipelines and 180 terminals, and conduct our business through five reportable business segments (described more fully below in “—(c) Narrative Description of Business—Business Segments”).

Our pipelines transport natural gas, refined petroleum products, crude oil, carbon dioxide and other products, and our terminals store petroleum products and chemicals, and handle such products as ethanol, coal, petroleum coke and steel.  We are also the leading provider of carbon dioxide, commonly called CO2, for enhanced oil recovery projects in North America.  As one of the largest publicly traded pipeline limited partnerships in America, we have an enterprise value of over $40 billion.  The address of our principal executive offices is 500 Dallas Street, Suite 1000, Houston, Texas 77002, and our telephone number at this address is (713) 369-9000.

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

(a) General Development of Business

Organizational Structure

We are a Delaware limited partnership formed in August 1992, and our common units, which represent limited partner interests in us, trade on the New York Stock Exchange under the symbol “KMP.”  In general, our limited partner units, consisting of common units, Class B units (the Class B units are similar to our common units except that they are not eligible for trading on the New York Stock Exchange) and i-units, will vote together as a single class, with each common unit, Class B unit, and i-unit having one vote.  Our partnership agreement requires us to distribute all of our available cash, as defined in our partnership agreement, to our partners on a quarterly basis within 45 days after the end of each calendar quarter.  We pay our quarterly distributions to our common unitholders, our sole Class B unitholder and our general partner in cash, and we pay our quarterly distributions to our sole i-unitholder in additional i-units rather than in cash.   For further information about our distributions, see Note 11 “Related Party Transactions—Partnership Interests and Distributions” to our consolidated financial statements included elsewhere in this report.

Our general partner is owned by Kinder Morgan, Inc., as discussed below.  In July 2007, our general partner issued and sold 100,000 shares of Series A fixed-to-floating rate term cumulative preferred stock due 2057.  The consent of holders of a majority of these preferred shares is required with respect to a commencement of or a filing of a voluntary bankruptcy proceeding with respect to us or two of our subsidiaries, SFPP, L.P. and Calnev Pipe Line LLC.

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

On February 10, 2011, KMI converted from a Delaware limited liability company named Kinder Morgan Holdco LLC to a Delaware corporation named Kinder Morgan, Inc., and its outstanding units were converted into classes of capital stock.  On February 16, 2011, KMI completed the initial public offering of its common stock.  All of the common stock that was sold in the offering was sold by existing investors, consisting of funds advised by or affiliated with Goldman, Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC.  No members of management sold shares in the offering, and KMI did not receive any proceeds from the offering.  KMI’s common stock trades on the New York Stock Exchange under the symbol “KMI.”

table of content

As of December 31, 2011, KMI and its consolidated subsidiaries owned, through KMI’s general and limited partner interests in us and its ownership of shares issued by its subsidiary Kinder Morgan Management, LLC (discussed following), an approximate 12.4% interest in us.  In addition to the distributions it receives from its limited and general partner interests, KMI also receives an incentive distribution from us as a result of its ownership of our general partner.  Including both its general and limited partner interests in us, at the 2011 distribution level, KMI received approximately 50% of all quarterly distributions of available cash from us, with approximately 44% and 6% of all quarterly distributions from us attributable to KMI’s general partner and limited partner interests, respectively.

On October 16, 2011, KMI and El Paso Corporation announced a definitive agreement whereby KMI will acquire all of the outstanding shares of El Paso in a transaction that would, as of the announcement date, create an energy company that would have an enterprise value of approximately $94 billion and would own an interest in approximately 80,000 miles of pipelines.  As of the announcement date, the total purchase price, including the assumption of debt outstanding at both El Paso Corporation and El Paso Pipeline Partners, L.P., was approximately $38 billion.  El Paso Corporation owns a 42% limited partner interest and the 2% general partner interest in El Paso Pipeline Partners, L.P.  The transaction is expected to close in the second quarter of 2012 and is subject to customary regulatory approvals.

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

Under the delegation of control agreement, KMR, as the delegate of our general partner, manages and controls our business and affairs and the business and affairs of our operating limited partnerships and their majority-owned and controlled subsidiaries.  Furthermore, in accordance with its limited liability company agreement, KMR’s activities are limited to being a limited partner in, and managing and controlling the business and affairs of us, our operating limited partnerships and their majority-owned and controlled subsidiaries.  As of December 31, 2011, KMR, through its sole ownership of our i-units, owned approximately 29.3% of all of our outstanding limited partner units.

Recent Developments

The following is a brief listing of significant developments since December 31, 2010.  We begin with developments pertaining to our reportable business segments.  Additional information regarding most of these items may be found elsewhere in this report.

Products Pipelines

▪
In February 2011, our subsidiary SFPP, L.P. entered into a settlement agreement with a shipper regarding various interstate transportation rate challenges filed with the Federal Energy Regulatory Commission, referred to in this report as the FERC.  In March 2011, we made payments of $63.0 million pursuant to this settlement agreement.  Additionally, in September 2011, we made refund payments to various intrastate transportation shippers totaling $18.4 million.  During 2011, we recognized a combined $251.8 million increase in expense due to adjustments of our liabilities related to interstate and intrastate transportation rate challenges and certain other litigation matters involving our West Coast Products Pipeline operations;

table of content

▪
On May 5, 2011, we announced an approximately $220 million investment to build a new crude oil/condensate pipeline that will initially transport 50,000 barrels of condensate per day for Petrohawk Energy Corporation (a wholly-owned subsidiary of BHP Billiton) from its production area in the Eagle Ford shale gas formation in South Texas to the Houston Ship Channel.  The pipeline will consist of approximately 70 miles of new pipeline construction and 113 miles of existing natural gas pipeline that will be converted to transport crude oil and condensate.  The pipeline will originate near Cuero, Texas, and extend to the Houston Ship Channel where it will initially deliver condensate to multiple terminaling facilities having access to local refineries, petrochemical plants and loading docks.  We began construction on the crude oil/condensate pipeline in December 2011 and we expect to place the pipeline into service during the second quarter of 2012.  When fully complete, the pipeline will have a capacity of approximately 300,000 barrels per day;

▪
On September 14, 2011, we announced that we will partner with Valero Energy Corporation to build the Parkway Pipeline, a new 136-mile, 16-inch diameter pipeline that will transport refined petroleum products from refineries located in Norco, Louisiana, to Plantation Pipe Line Company’s petroleum transportation hub located in Collins, Mississippi.  From this hub, the products will be transported by various products pipeline systems (including Plantation, our approximately 51%-owned equity investee) that serve major markets in the southeastern United States.  We will operate the Parkway Pipeline and our ownership is through our 50% equity interest in Parkway Pipeline LLC, the sole owner of the Parkway Pipeline.  Valero Energy Corporation owns the remaining 50% ownership interest.  Pending receipt of environmental and regulatory approvals, the approximately $220 million pipeline project is expected to be in service by mid-year 2013.  The Parkway Pipeline will have an initial capacity of 110,000 barrels per day, with the ability to expand to over 200,000 barrels per day.  The project is supported by a long-term throughput agreement with a credit-worthy shipper;

▪
As of the date of this report, construction continues on our previously announced refined petroleum products storage expansion project at our West Coast Terminals’ Carson, California products terminal.  The approximately $77 million expansion project will add seven storage tanks with a combined capacity of 560,000 barrels.  In October 2011, we completed and placed into service two storage tanks, and we expect to place the remaining five tanks into service in late 2012 and early 2013.  We have entered into a long-term agreement with a major oil company to lease six of these tanks;

▪
As of the date of this report, construction continues on our West Coast Products Pipelines’ approximately $48 million expansion project at Travis Air Force Base located in Fairfield, California.  As previously announced, we are constructing three 150,000 barrel storage tanks that will be used for the transportation and storage of incremental military jet fuel.  Two of the three storage tanks were completed and placed into service in December 2011, and we expect to place the remaining tank into service in March 2012;

▪
As of the date of this report, we continue to invest more than $35 million to further expand our renewable fuel handling capabilities at various terminal sites across the United States.  We completed biodiesel blending modifications at Plantation’s Collins, Mississippi hub in December 2011.  These modifications allow Plantation to transport blended biodiesel to several of our existing Southeast terminal facilities.  Additionally, construction continues at our Port of Tampa terminal related to our previously announced public-private partnership project with the Tampa Port Authority and CSX Corporation that will bring additional ethanol into the Tampa market via the nations’ first ethanol unit train to pipeline distribution system.  We expect this new ethanol hub will be operational by October 2012;

▪
On December 14, 2011, we announced that we will build, own and operate a petroleum condensate processing facility near our Galena Park liquids terminal located on the Houston Ship Channel.  The processing facility will have an initial throughput of 25,000 barrels per day and will be designed for future expansions that will allow for throughput of up to 100,000 barrels per day.  The facility will split condensate into its various components such as light and heavy naphthas, kerosene and gas oil, and through a fee structure, a major oil industry customer is underwriting the initial throughput of the facility.  Our current estimate of total construction costs on the project is approximately $130.0 million and we expect to complete construction of this facility and commence service in January 2014; and

▪
On December 15, 2011, we acquired a refined petroleum products terminal located on a 14-acre site in Lorton, Virginia from Motiva Enterprises, LLC for an aggregate consideration of $12.5 million in cash.  The terminal is served exclusively by the Plantation Pipeline and has storage capacity of approximately 450,000 barrels for refined petroleum products like gasoline and jet fuel.

table of content

Natural Gas Pipelines

▪
On January 1, 2011, Fayetteville Express Pipeline LLC began firm contract pipeline transportation service to customers on its Fayetteville Express natural gas pipeline system, a 187-mile, 42-inch diameter pipeline that provides shippers in the Arkansas Fayetteville shale gas area with takeaway natural gas capacity and further access to growing markets.  We own a 50% interest in Fayetteville Express Pipeline LLC, and Energy Transfer Partners L.P. owns the remaining interest and also operates the Fayetteville Express pipeline system.  Construction of the pipeline system was completed in January 2011, and total costs for the project were slightly less than $1.0 billion (versus the original budget of $1.3 billion);

▪
On April 14, 2011, our subsidiary Kinder Morgan Interstate Gas Transmission LLC completed construction and placed into service all remaining capital improvements that expanded its mainline natural gas pipeline facilities that run from Franklin to Hastings, Nebraska.  The pipeline expansion and capital improvements created up to ten million cubic feet per day of natural gas capacity to serve an ethanol plant located near Aurora, Nebraska.  Project construction commenced in October 2009 and total costs for the project were approximately $18.4 million;

▪
In May 2011, we completed debrining a third underground storage cavern at our North Dayton natural gas storage facility located in Liberty County, Texas.  The completed cavern added approximately seven billion cubic feet of working natural gas storage capacity at the facility, and the development and mining of the cavern was part of an approximately $103 million expansion project at our North Dayton storage facility;

▪
On July 1, 2011, our Texas intrastate natural gas pipeline group replaced an expiring 10-year services agreement with Calpine Corporation with a new 10-year agreement that extends to July 1, 2021.  Pursuant to the terms of the agreement, our intrastate group will provide Calpine approximately 300 million cubic feet per day of natural gas transport capacity and four billion cubic feet of natural gas storage capacity.  Calpine will use the service to supply fuel to seven of its electricity generating facilities in the state of Texas;

▪
On July 1, 2011, we acquired from Petrohawk Energy Corporation both the remaining 50% equity ownership interest in KinderHawk Field Services LLC that we did not already own and a 25% equity ownership interest in EagleHawk Field Services, LLC (Petrohawk’s natural gas gathering and treating business located in the Eagle Ford shale gas formation) for an aggregate consideration of $912.1 million, consisting of $835.1 million in cash and assumed debt of $77.0 million (representing 50% of KinderHawk’s borrowings under its bank credit facility as of July 1, 2011).  We then repaid the outstanding $154.0 million of borrowings and following this repayment, KinderHawk had no outstanding debt.

Following our acquisition of the remaining ownership interest in KinderHawk on July 1, 2011, we changed our method of accounting from the equity method to full consolidation, and due to the fact that we acquired a controlling financial interest in KinderHawk, we remeasured our previous 50% equity investment in KinderHawk to its fair value.  We recognized a $167.2 million non-cash loss as a result of this remeasurement.  The loss amount represents the excess of the carrying value of our investment ($910.2 million as of July 1, 2011) over its fair value ($743.0 million), and we reported this loss separately within the “Other Income (Expense)” section in our accompanying consolidated statements of income for the year ended December 31, 2011.Further information on our KinderHawk operations is discussed below in “—(c) Narrative Description of Business—Natural Gas Pipelines—Texas Intrastate Natural Gas Pipeline Group and Other—KinderHawk Field Services LLC;”

▪
On August 1, 2011, Eagle Ford Gathering LLC initiated flow on its natural gas gathering system with deliveries to Copano’s natural gas processing plant located in Colorado County, Texas.  Eagle Ford Gathering LLC is a joint venture that provides natural gas gathering, transportation and processing services to natural gas producers in the Eagle Ford shale gas formation.  It is owned 50% by us and 50% by Copano Energy, L.L.C.  Copano also serves as operator and managing member.  On October 3, 2011, Eagle Ford Gathering initiated flow on its new 56-mile, 24-inch diameter crossover pipeline and a 7-mile, 20-inch diameter lateral pipeline with deliveries to Williams Partners L.P.’s Markham processing plant located in Matagorda County, Texas.  The joint venture has also completed a 20-mile, 20-inch diameter pipeline to deliver natural gas to Formosa’s Point Comfort plant located in Jackson County, Texas and expects initial flow of natural gas to Formosa to occur in March 2012.  Including its 111 miles of 30-inch diameter and 24-inch diameter gathering pipelines, its crossover pipeline, its pipeline laterals to Williams and to Formosa, and the capacity rights it holds on certain of our natural gas pipelines, Eagle Ford Gathering has approximately 400 miles of pipelines with capacity to gather and process over 700 million cubic feet of natural gas per day.  The joint venture has executed long term firm service agreements with multiple producers for the vast majority of its processing capacity, and has also executed interruptible service agreements with multiple producers under which natural gas can flow on a “as capacity is available” basis; and

table of content

▪
On November 30, 2011, we acquired a manufacturing complex and certain natural gas treating assets from SouthTex Treaters, Inc. for an aggregate consideration of $178.5 million, consisting of $151.5 million in cash and assumed liabilities of $27.0 million.  SouthTex Treaters, Inc. is a leading manufacturer, designer and fabricator of natural gas treating plants that are used to remove impurities (carbon dioxide and hydrogen sulfide) from natural gas before it is delivered into gathering systems and transmission pipelines to ensure that it meets pipeline quality specifications.  The acquisition complemented and expanded our existing natural gas treating business.

CO2

▪
On November 17, 2011, we announced that we had entered into a purchase and sale agreement with a subsidiary of Enhanced Oil Resources to acquire a carbon dioxide source field and related assets located in Apache County, Arizona, and Catron County, New Mexico, for approximately $30 million in cash.  The acquisition includes all of Enhanced Oil’s rights, title, and interest in the carbon dioxide and helium located in the St. Johns gas unit and the Cottonwood Canyon carbon dioxide unit, and we expect that this acquisition will provide us with opportunities to further grow our existing carbon dioxide business.  The transaction closed on January 31, 2012;

▪
During 2011, we activated 15 additional patterns at our carbon dioxide flood in the Katz oil field located near Knox City, Texas.  The flood is part of our previously announced Eastern Shelf Pipeline project in the eastern Permian Basin area of Texas.  The approximately $230 million project also involved the installation of a 91-mile, 10-inch carbon dioxide distribution pipeline that begins near Snyder, Texas and ends west of Knox City.  We began injecting carbon dioxide into the Katz field in December 2010 and currently, we are producing approximately 1,400 barrels of crude oil per day from the Katz field.  The development of the carbon dioxide flood in the Katz field is projected to produce an incremental 25 million barrels of oil over the next 15 to 20 years and will provide a platform for future enhanced oil recovery operations in the region; and

▪
On January 18, 2012, we announced an approximately $255 million investment to expand the carbon dioxide capacity of our approximately 87%-owned Doe Canyon Deep unit in southwestern Colorado.  The expansion project will include the installation of both primary and booster compression and is expected to increase Doe Canyon’s current production rate from 105 million cubic feet of carbon dioxide per day to 170 million cubic feet per day.  We expect to begin construction in the second quarter of 2012, to complete and place in service the primary compression in the fourth quarter of 2013, and complete the booster compression in the second quarter of 2014.  Additionally, we plan to drill approximately 19 more wells during the next ten years, with three wells scheduled for completion in 2012.

Terminals

▪
On January 3, 2011 and December 28, 2011, we made two separate $50 million preferred equity investments in Watco Companies, LLC, the largest privately held short line railroad company in the United States.  Watco also operates transload/intermodal and mechanical services divisions.  Our investments provided capital to Watco for further expansion of specific projects, and for pending acquisitions, including Watco’s previously announced acquisitions of both a controlling interest in the Wisconsin & Southern Railroad and the assets of Birmingham Southern Railway.  Our investment in Watco provides our customers access to more transportation related services and also offers us the opportunity to share in additional growth opportunities through new projects, such as crude oil unit train operations and incremental business at our terminal storage facilities.  Pursuant to the terms of our investments, we receive priority, cumulative cash distributions from the preferred shares at a rate of 3.25% per quarter, and we participate partially in additional profit distributions at a rate equal to 0.5%.  The preferred shares have no conversion features and hold no voting powers, but do provide us certain approval rights, including the right to appoint one of the members to Watco’s Board of Managers.  As of December 31, 2011, our net equity investment totaled $101.7 million;

▪
In January 2011, we completed construction of an approximately $16.2 million railcar loop track at our Deepwater petroleum coke terminal facility located in Pasadena, Texas.  The track is used to transport a major petroleum coke producer’s volumes to the facility;

▪
On February 17, 2011, our subsidiary Kinder Morgan Cushing LLC, Deeprock Energy Resources, LLC and Mecuria Energy Trading, Inc., entered into formal agreements for a crude oil storage joint venture located in Cushing, Oklahoma.  On this date, we contributed $15.9 million for a 50% ownership interest in the Deeprock North, LLC joint venture, which operated an existing crude oil tank farm that had storage capacity of one million barrels.  During 2011, we contributed an additional $7.7 million for our proportionate share of costs related to the construction of three new storage tanks that provide for incremental storage capacity of 750,000 barrels.  The new tanks were completed and placed in service during the fourth quarter of 2011.  Deeprock Energy operates and owns a 12.02% member interest in the joint venture, and Mecuria owns the remaining 37.98% member interest and is the anchor tenant for the joint venture’s crude oil capacity for the next five years with an option to extend.  As of December 31, 2011, our net equity investment in Deeprock North, LLC totaled $24.0 million;

table of content

▪
On February 24, 2011 and October 3, 2011, respectively, in order to capitalize on increasing demand for both coal export activity and domestic coal use, we entered into two separate agreements to expand our coal terminal operations at our International Marine Terminals facility (IMT), a multi-product, import-export facility located in Port Sulphur, Louisiana and owned 66 2/3% by us.  In February 2011, we entered into a 15-year services agreement with Massey Coal, a division of Alpha Natural Resources, to handle up to six million tons of coal annually.  The majority of the coal that will pass through IMT will originate from Massey’s Central Appalachia mines, be transported to IMT by river barges, and then offloaded and stored before being loaded onto ocean vessels for export to foreign markets.  We anticipate a minimum throughput tonnage increase of four million tons per year related to this agreement.  Secondly, in October 2011, we entered into a long-term agreement with Progress Energy Florida to handle up to four million toms of coal per year at IMT.  This agreement will commence in early 2013, and provides Progress Energy with options to extend the agreement for up to 20 years.  Together, we and our remaining one-third partner at IMT are investing approximately $114 million to expand and upgrade the facility to enable it to handle the incremental coal volumes related to these two agreements.  We expect the terminal upgrades to be completed by mid-2013;

▪
In March 2011, we completed construction of our previously announced Deer Park Rail Terminal (DPRT) and related ethanol handling assets at our Pasadena, Texas terminal located along the Houston Ship Channel.  The approximately $19 million project included building a new ethanol unit train facility with space for multiple unit trains, an offloading rail rack for unit trains of approximately 100 railcars, and an 80,000 barrel ethanol storage tank.  As part of the expansion, we also extended an existing pipeline by approximately 2.4 miles so that ethanol can be moved from DPRT to our nearby Pasadena liquids terminal for either storage or blending at the terminal’s truck rack.  The project is supported by long-term customer contracts;

▪
In March 2011, we entered into an agreement with a large western coal producer to handle up to 2.2 million tons of Colorado coal annually at our Houston, Texas bulk terminal facility located on the Houston Ship Channel.  Unit trains will transport bituminous coal from Colorado mines to our Houston bulk facility, where the coal will be offloaded and stored before being loaded onto ocean vessels.  We also announced an approximately $18 million investment to increase the facility’s coal handling capability by adding rail and conveying equipment, and outbound equipment needed to load coal onto ships.  We began handling coal for this new contract in July 2011, marking the first time that western coal was exported from the Port of Houston;

▪
On June 10, 2011, we acquired a newly constructed petroleum coke terminal located in Port Arthur, Texas from TGS Development, L.P. (TGSD) for an aggregate consideration of $74.1 million, consisting of $42.9 million in cash, $23.7 million in common units, and an obligation to pay additional consideration of $7.5 million.  We estimate our remaining $7.5 million obligation will be paid to TGSD approximately one year from the closing (in May or June 2012), and will be settled in a combination of cash and common units, depending on TGSD’s election.  We operate the terminal, which receives petroleum coke from Total Petrochemicals USA Inc.’s Port Arthur refinery, and we provide conveying, storage and ship loading services to Total pursuant to a 25-year services agreement.  The refinery is expected to produce more than one million tons of petroleum coke annually;

▪
On July 20, 2011, we announced an incremental $8.3 million investment at our DPRT (described above) which will add additional ethanol handling and storage capabilities.  The expansion includes building a second 80,000 barrel storage tank and related facilities.  We expect this project will be completed in the first quarter of 2012;

▪
In September 2011, we completed an approximately $14 million expansion of our Philadelphia, Pennsylvania liquids terminal to provide storage and handling services to accommodate a large chemical company.  The project involved upgrading existing tank and pipeline systems and installing a new marine flare unit.  The project is secured with a five-year customer agreement;

▪
In September 2011, we completed an approximately $62 million expansion of our Carteret, New Jersey liquids terminal that added 1.04 million barrels of new petroleum storage tank capacity.  In July 2009, we entered into an agreement with a major oil company for this additional capacity.  The project involved the construction of seven new blending tanks, consisting of three 125,000 barrel tanks and four 165,000 barrel storage tanks.  All of the tanks can be used for gasoline blending, and some have built-in flexibility for either ethanol or distillate service;

table of content

▪
On November 8, 2011, we announced our equity participation in Battleground Oil Specialty Terminal Company LLC (BOSTCO), and we paid a combined $12.0 million to acquire our initial 50% Class A member interest (consisting of $11.6 million paid in October 2011 and $0.4 million of pre-development costs incurred and paid for during 2010).  On December 29, 2011, we acquired the remaining 50% Class A member interest in BOSTCO that we did not already own from TransMontaigne Partners, L.P. for an aggregate consideration of $8.1 million in cash (net of an acquired cash balance of $9.9 million).  TransMontaigne also received a transferrable option to buy 50% of our ownership interest at any time prior to January 20, 2013; however, we are currently unable to predict whether it will exercise this purchase option.

BOSTCO will construct, own and operate an approximately $430 million oil terminal located on the Houston Ship Channel.  Phase I of the project includes the design and construction of 52 tanks with combined storage capacity of approximately 6.6 million barrels for handling residual fuel, feedstocks, distillates and other black oils.  BOSTCO will initially be a water-in, water-out facility with the capability of handling ships with large drafts up to 45 feet, and we have executed terminal service contracts or letters of intent with customers for almost all of the Phase I storage capacity;

▪
On November 30, 2011, we announced an approximately $212 million investment to construct seven tanks with a storage capacity of approximately 2.4 million barrels for crude oil and condensate at our Trans Mountain pipeline terminal located near Edmonton, Alberta, Canada.  We have entered into long-term contracts with customers to support this expansion, which will set the framework for two additional phases that will ultimately allow for up to six million barrels of dedicated storage.  Previously, we received National Energy Board (Canada) approval to construct merchant and regulated tanks at our Edmonton terminal, and we intend to commence construction in early 2012 following receipt of other supporting permits.  We anticipate that the new tanks will be placed in service in late 2013;

▪
On January 18, 2012, we announced that we had entered into a long-term agreement with a major Canadian oil producer to support an approximately $8.5 million expansion of pipeline feeder connections into our Kinder Morgan North 40 terminal, a crude oil tank farm located in Strathcona County, just east of Edmonton, Alberta, Canada; and

▪
On January 24, 2012, we announced plans to invest an additional $140 million to further expand our coal handling export facilities along the Gulf Coast.  Concurrently, Arch Coal Company signed a long-term throughput agreement with us that will help support this expansion, which we anticipate to complete in the second quarter of 2014.  Upon completion of the proposed terminal upgrades, and subject to certain rail service agreements, Arch will ship coal at guaranteed minimum volume levels through our owned terminal facilities.  In addition, we and Arch are in final discussions to include, in the throughput agreement, port space for coal shipments at our coal export facilities located on the East Coast and at our IMT facility, which when combined with our Gulf Coast expansions, will provide incremental port capacity for Arch’s growing seaborne coal volumes.  We are also extending certain existing long-term coal handling agreements with Arch at our coal facilities located in the state of Illinois.

Kinder Morgan Canada

▪
From October 20, 2011 until February 16, 2012, our Trans Mountain pipeline system conducted a binding public open season to assess shipper interest for a proposed system expansion.  Originating in Edmonton, Alberta, our Trans Mountain system is currently designed to carry up to 300,000 barrels per day of crude oil and refined petroleum products to destinations in the northwest United States and on the west coast of British Columbia.  Based on shipper response, we would construct a twin pipeline that could boost system capacity to over 600,000 barrels per day.  Our current estimate of total construction costs on the project is approximately $3.8 billion.

Financings

▪
On March 4, 2011, we issued a total of $1.1 billion in principal amount of senior notes in two separate series, consisting of $500 million of 3.50% notes due March 1, 2016, and $600 million of 6.375% notes due March 1, 2041.  We used the net proceeds received from this debt offering to reduce the borrowings under our commercial paper program;

▪	On March 15, 2011, we paid $700 million to retire the principal amount of our 6.75% senior notes that matured on that date;

table of content

▪
On July 1, 2011, we amended our $2.0 billion three-year, senior unsecured revolving credit facility to, among other things, (i) allow for borrowings of up to $2.2 billion; (ii) extend the maturity of the credit facility from June 23, 2013 to July 1, 2016; (iii) permit an amendment to allow for borrowings of up to $2.5 billion; and (iv) decrease the interest rates and commitment fees for borrowings under this facility.  The credit facility is with a syndicate of financial institutions, and the facility permits us to obtain bids for fixed rate loans from members of the lending syndicate.  Wells Fargo Bank, National Association is the administrative agent, and borrowings under the credit facility can be used for general partnership purposes and as a backup for our $2.2 billion commercial paper program;

▪
On August 17, 2011, we issued a total of $750 million in principal amount of senior notes in two separate series, consisting of $375 million of 4.15% notes due March 1, 2022, and $375 million of 5.625% notes due September 1, 2041.  We used the net proceeds received from this debt offering to reduce the borrowings under our commercial paper program;

▪
In August 2011, we terminated two existing fixed-to-variable interest rate swap agreements in two separate transactions.  These swap agreements had a combined notional principal amount of $200 million, and we received combined proceeds of $73.0 million from the early termination of these swap agreements; and

▪
In 2011, we issued 13,469,708 common units for $955.3 million in cash, described following.  We used the net proceeds received from the issuance of these common units to reduce the borrowings under our commercial paper program:

In June 2011, we completed a public offering of 7,705,000 of our common units at a price of $71.44 per unit.  After commissions and underwriting expenses, we received net proceeds of $533.9 million for the issuance of these common units; and

During 2011, we issued 5,764,708 of our common units pursuant to our equity distribution agreement with UBS Securities LLC.  After commissions, we received net proceeds of $421.4 million from the issuance of these common units.

2012 Outlook

▪
As previously announced, we anticipate that for the year 2012, (i) we will declare cash distributions of $4.98 per unit, an 8% increase over our cash distributions of $4.61 per unit for 2011; (ii) our business segments will generate approximately $4.4 billion in earnings before all non-cash depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments and our share of all non-cash depreciation, depletion and amortization expenses of certain joint ventures accounted for under the equity-method of accounting; (iii) we will distribute approximately $1.7 billon to our limited partners; (iv) we will produce excess cash flow of $71.0 million above our cash distribution target of $4.98 per unit; and (v) we will invest approximately $1.7 billion for our capital expansion program (including small acquisitions and contributions to joint ventures).  Our anticipated 2012 expansion investment will help drive earnings and cash flow growth in 2012 and beyond, and we estimate that approximately $490 million of the equity required for our 2012 investment program will be funded by cash retained as a function of KMR distributions being paid in additional units rather than in cash.  In 2011, our capital expansion program was approximately $2.6 billion—including discretionary capital spending, equity contributions to our equity investees, and acquisition cash expenditures.

Our expectations assume an average West Texas Intermediate (WTI) crude oil price of approximately $93.75 per barrel in 2012.  Although the majority of the cash generated by our assets is fee based and is not sensitive to commodity prices, our CO2 business segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids.  We hedge the majority of our crude oil production, but do have exposure to unhedged volumes, the majority of which are natural gas liquids volumes.  For 2012, we expect that every $1 change in the average WTI crude oil price per barrel will impact our CO2 segment’s cash flows by approximately $5.8 million (or slightly over 0.1% of our combined business segments’ anticipated earnings before depreciation, depletion and amortization expenses).

(b) Financial Information about Segments

For financial information on our five reportable business segments, see Note 15 to our consolidated financial statements included elsewhere in this report.

table of content

(c) Narrative Description of Business

Business Strategy

Our business strategy is to:

▪	focus on stable, fee-based energy transportation and storage assets that are central to the energy infrastructure of growing markets within North America;

▪	increase utilization of our existing assets while controlling costs, operating safely, and employing environmentally sound operating practices;

▪	leverage economies of scale from incremental acquisitions and expansions of assets that fit within our strategy and are accretive to cash flow; and

▪	maximize the benefits of our financial structure to create and return value to our unitholders.

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

▪
Natural Gas Pipelines—which consists of approximately 16,200 miles of natural gas transmission pipelines and gathering lines, plus natural gas storage, treating and processing facilities, through which natural gas is gathered, transported, stored, treated, processed and sold;

▪
CO2— which produces, markets and transports, through approximately 2,000 miles of pipelines, carbon dioxide to oil fields that use carbon dioxide to increase production of oil; owns interests in and/or operates eight oil fields in West Texas; and owns and operates a 450-mile crude oil pipeline system in West Texas;

▪
Terminals—which consists of approximately 115 owned or operated liquids and bulk terminal facilities and approximately 35 rail transloading and materials handling facilities located throughout the United States and portions of Canada, which together transload, store and deliver a wide variety of bulk, petroleum, petrochemical and other liquids products for customers across the United States and Canada; and

▪
Kinder Morgan Canada—which transports crude oil and refined petroleum products through over 2,500 miles of pipelines from Alberta, Canada to marketing terminals and refineries in British Columbia, the state of Washington and the Rocky Mountains and Central regions of the United States; plus five associated product terminal facilities.

Products Pipelines

Our Products Pipelines segment consists of our refined petroleum products and natural gas liquids pipelines and associated terminals, Southeast terminals, and our transmix processing facilities.

table of content

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

Our Pacific operations serve six western states with approximately 2,500 miles of refined petroleum products pipelines and related terminal facilities that provide refined products to major population centers in the United States, including California; Las Vegas and Reno, Nevada; and the Phoenix-Tucson, Arizona corridor.  In 2011, our Pacific operations’ mainline pipeline system transported approximately 1,071,400 barrels per day of refined products, with the product mix being approximately 59% gasoline, 24% diesel fuel, and 17% jet fuel.

Our Calnev pipeline system consists of two parallel 248-mile, 14-inch and 8-inch diameter pipelines that run from our facilities at Colton, California to Las Vegas, Nevada.  The pipeline serves the Mojave Desert through deliveries to a terminal at Barstow, California and two nearby major railroad yards.  It also serves Nellis Air Force Base, located in Las Vegas, and also includes approximately 55 miles of pipeline serving Edwards Air Force Base in California.  In 2011, our Calnev pipeline system transported approximately 118,800 barrels per day of refined products, with the product mix being approximately 41% gasoline, 33% diesel fuel, and 26% jet fuel.

Our West Coast Products Pipelines operations include 15 truck-loading terminals (13 on our Pacific operations and two on Calnev) with an aggregate usable tankage capacity of approximately 15.3 million barrels.  The truck terminals provide services including short-term product storage, truck loading, vapor handling, additive injection, dye injection and ethanol blending.

Our West Coast Terminals are fee-based terminals located in the Seattle, Portland, San Francisco and Los Angeles areas along the west coast of the United States with a combined total capacity of approximately 9.1 million barrels of storage for both petroleum products and chemicals.  Our West Coast Products Pipelines and associated West Coast Terminals together handled 17.6 million barrels of ethanol in 2011.

Combined, our West Coast Products Pipelines operations’ pipelines transport approximately 1.2 million barrels per day of refined petroleum products, providing pipeline service to approximately 29 customer-owned terminals, 11 commercial airports and 15 military bases.  The pipeline systems serve approximately 70 shippers in the refined petroleum products market, the largest customers being major petroleum companies, independent refiners, and the United States military.  The majority of refined products supplied to our West Coast Product Pipelines come from the major refining centers around Los Angeles, San Francisco, West Texas and Puget Sound, as well as from waterborne terminals and connecting pipelines located near these refining centers.

Plantation Pipe Line Company

We own approximately 51% of Plantation Pipe Line Company, the sole owner of the approximately 3,100-mile refined petroleum products Plantation pipeline system serving the southeastern United States.  We operate the system pursuant to agreements with Plantation and its wholly-owned subsidiary, Plantation Services LLC.  The Plantation pipeline system originates in Louisiana and terminates in the Washington, D.C. area.  It connects to approximately 130 shipper delivery terminals throughout eight states and serves as a common carrier of refined petroleum products to various metropolitan areas, including Birmingham, Alabama; Atlanta, Georgia; Charlotte, North Carolina; and the Washington, D.C. area.  An affiliate of ExxonMobil Corporation owns the remaining approximately 49% ownership interest, and ExxonMobil has historically been one of the largest shippers on the Plantation system both in terms of volumes and revenues.  In 2011, Plantation delivered approximately 518,000 barrels per day of refined petroleum products, with the product mix being approximately 67% gasoline, 20% diesel fuel, and 13% jet fuel.

Products shipped on Plantation originate at various Gulf Coast refineries from which major integrated oil companies and independent refineries and wholesalers ship refined petroleum products, from other products pipeline systems, and via marine facilities located along the Mississippi River.  Plantation ships products for approximately 30 companies to terminals throughout the southeastern United States.  Plantation’s principal customers are Gulf Coast refining and marketing companies, and fuel wholesalers.

Central Florida Pipeline

Our Central Florida pipeline system consists of a 110-mile, 16-inch diameter pipeline that transports gasoline and ethanol, and an 85-mile, 10-inch diameter pipeline that transports diesel fuel and jet fuel from Tampa to Orlando.  Our Central Florida pipeline operations also include two separate liquids terminals located in Tampa and Taft, Florida, which we own and operate.

table of content

In addition to being connected to our Tampa terminal, the Central Florida pipeline system is connected to terminals owned and operated by TransMontaigne, Citgo, BP, and Marathon Petroleum.  The 10-inch diameter pipeline is connected to our Taft terminal (located near Orlando), has an intermediate delivery point at Intercession City, Florida, and is also the sole pipeline supplying jet fuel to the Orlando International Airport in Orlando, Florida.  In 2011, the pipeline system transported approximately 93,000 barrels per day of refined products, with the product mix being approximately 69% gasoline and ethanol, 11% diesel fuel, and 20% jet fuel.

Our Tampa terminal contains approximately 1.6 million barrels of refined products storage capacity and is connected to two ship dock facilities in the Port of Tampa.  Our Taft terminal contains approximately 0.8 million barrels of storage capacity, for gasoline, ethanol and diesel fuel for further movement into trucks.

Cochin Pipeline System

Our Cochin pipeline system consists of an approximately 1,900-mile, 12-inch diameter multi-product pipeline operating between Fort Saskatchewan, Alberta and Windsor, Ontario, along with five terminals.  The pipeline operates on a batched basis and has an estimated system capacity of approximately 70,000 barrels per day.  It includes 31 pump stations spaced at 60 mile intervals and five United States propane terminals.  Underground storage is available at Fort Saskatchewan, Alberta and Windsor, Ontario through third parties.  The pipeline traverses three provinces in Canada and seven states in the United States and can transport propane, butane and natural gas liquids to the midwestern United States and eastern Canadian petrochemical and fuel markets.  In 2011, the pipeline system transported approximately 26,500 barrels per day of propane, and in 2012, we expect to begin transporting additional natural gas liquids products.

Cypress Pipeline

We own 50% of Cypress Interstate Pipeline LLC, the sole owner of the Cypress pipeline system.  We operate the system pursuant to a long-term agreement.  The Cypress pipeline is an interstate common carrier natural gas liquids pipeline originating at storage facilities in Mont Belvieu, Texas and extending 104 miles east to a connection with Westlake Chemical Corporation, a major petrochemical producer in the Lake Charles, Louisiana area.  Mont Belvieu, located approximately 20 miles east of Houston, is the largest hub for natural gas liquids gathering, transportation, fractionation and storage in the United States.  The Cypress pipeline system has a current capacity of approximately 55,000 barrels per day for natural gas liquids.  In 2011, the system transported approximately 45,000 barrels per day.

Southeast Terminals

Our Southeast terminal operations consist of 27 high-quality, liquid petroleum products terminals located along the Plantation/Colonial pipeline corridor in the Southeastern United States.  The marketing activities of our Southeast terminal operations are focused on the Southeastern United States from Mississippi through Virginia, including Tennessee.  The primary function involves the receipt of petroleum products from common carrier pipelines, short-term storage in terminal tankage, and subsequent loading onto tank trucks.  Combined, our Southeast terminals have a total storage capacity of approximately 9.1 million barrels.  In 2011, these terminals transferred approximately 353,000 barrels of refined products per day and together handled 9.2 million barrels of ethanol.

Transmix Operations

Our Transmix operations include the processing of petroleum pipeline transmix, a blend of dissimilar refined petroleum products that have become co-mingled in the pipeline transportation process.  During pipeline transportation, different products are transported through the pipelines abutting each other, and generate a volume of different mixed products called transmix.  We process and separate pipeline transmix into pipeline-quality gasoline and light distillate products at six separate processing facilities located in Colton, California; Richmond, Virginia; Dorsey Junction, Maryland; Indianola, Pennsylvania; Wood River, Illinois; and Greensboro, North Carolina.  Combined, our transmix facilities processed approximately 10.6 million barrels of transmix in 2011.

table of content

Competition

Our Products Pipelines’ pipeline operations compete against proprietary pipelines owned and operated by major oil companies, other independent products pipelines, trucking and marine transportation firms (for short-haul movements of products) and railcars.  Our Products Pipelines’ terminal operations compete with proprietary terminals owned and operated by major oil companies and other independent terminal operators, and our transmix operations compete with refineries owned by major oil companies and independent transmix facilities.

Natural Gas Pipelines

Our Natural Gas Pipelines segment contains both interstate and intrastate pipelines.  Its primary businesses consist of natural gas sales, transportation, storage, gathering, processing and treating.  Within this segment, we own approximately 16,300 miles of natural gas pipelines and associated storage and supply lines that are strategically located at the center of the North American pipeline grid.  Our transportation network provides access to the major gas supply areas in the western United States, Texas and the Midwest, as well as major consumer markets.

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

The two largest systems in the group are our Kinder Morgan Texas Pipeline and our Kinder Morgan Tejas Pipeline.  These pipelines essentially operate as a single pipeline system, providing customers and suppliers with improved flexibility and reliability.  The combined system includes approximately 6,000 miles of intrastate natural gas pipelines with a peak transport and sales capacity of approximately 5.5 billion cubic feet per day of natural gas and approximately 144 billion cubic feet of on-system natural gas storage capacity, including 11 billion cubic feet contracted from a third party (which will be reduced to 5 billion cubic feet in April 2012).  In addition, the combined system (i) has facilities to both treat approximately 180 million cubic feet per day of natural gas for carbon dioxide and hydrogen sulfide removal, and to process approximately 65 million cubic feet per day of natural gas for liquids extraction; and (ii) holds contractual rights to process natural gas at certain third party facilities.

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

Our Kinder Morgan North Texas Pipeline consists of an 82-mile pipeline that transports natural gas from an interconnect with the facilities of Natural Gas Pipeline Company of America LLC (a 20%-owned equity investee of KMI and referred to in this report as NGPL) in Lamar County, Texas to a 1,750-megawatt electricity generating facility located in Forney, Texas, 15 miles east of Dallas, Texas.  It has the capacity to transport 325 million cubic feet per day of natural gas and is fully subscribed under a long-term contract that expires in 2032.  The system is bi-directional, permitting deliveries of additional supply from the Barnett Shale area to NGPL’s pipeline as well as power plants in the area.

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

Collectively, our Texas intrastate natural gas pipeline system primarily serves the Texas Gulf Coast by selling, transporting, processing and treating natural gas from multiple onshore and offshore supply sources to serve the Houston/Beaumont/Port Arthur/Austin industrial markets, local natural gas distribution utilities, electric utilities and merchant power generation markets.  It serves as a buyer and seller of natural gas, as well as a transporter of natural gas.  In 2011, the four natural gas pipeline systems in our Texas intrastate group provided an average of approximately 2.23 billion cubic feet per day of natural gas transport services.  The Texas intrastate group also sold approximately 804.7 billion cubic feet of natural gas in 2011.

table of content

The purchases and sales of natural gas are primarily priced with reference to market prices in the consuming region of the system.  The difference between the purchase and sale prices is the rough equivalent of a transportation fee and fuel costs.  Generally, we purchase natural gas directly from producers with reserves connected to our intrastate natural gas system in South Texas, East Texas, West Texas, and along the Texas Gulf Coast.  In addition, we also purchase gas at interconnects with third-party interstate and intrastate pipelines.  While our intrastate group does not produce gas, it does maintain an active well connection program in order to offset natural declines in production along its system and to secure supplies for additional demand in its market area.  Our intrastate system has access to both onshore and offshore sources of supply, and is well positioned to interconnect with liquefied natural gas projects currently under development by others along the Texas Gulf Coast.  Our intrastate group also has access to markets within and outside of Texas through interconnections with numerous interstate natural gas pipelines.

Kinder Morgan Treating L.P.

Our subsidiary, Kinder Morgan Treating, L.P., owns and operates (or leases to producers for operation) treating plants that remove impurities (such as carbon dioxide and hydrogen sulfide) and hydrocarbon liquids from natural gas before it is delivered into gathering systems and transmission pipelines to ensure that it meets pipeline quality specifications.  Additionally, its subsidiary KM Treating Production LLC designs, constructs, and sells custom and stock natural gas treating plants.  Combined, our rental fleet of treating assets include approximately 213 natural gas amine-treating plants, approximately 56 hydrocarbon dew point control plants, and more than 140 mechanical refrigeration units that are used to remove impurities and hydrocarbon liquids from natural gas streams prior to entering transmission pipelines.

In addition, on November 30, 2011, we acquired certain natural gas treating assets from SouthTex Treaters, Inc., a leading manufacturer, designer and fabricator of natural gas treating plants.  Further information about this acquisition is discussed above in “—(a) General Development of Business—Recent Developments—Natural Gas Pipelines.”

KinderHawk Field Services LLC and EagleHawk Field Services LLC

On July 1, 2011, we acquired from Petrohawk Energy Corporation both the remaining 50% equity ownership interest in KinderHawk Field Services LLC that we did not already own and a 25% equity ownership interest in EagleHawk Field Services LLC.  Further information about this acquisition is discussed above in “—(a) General Development of Business—Recent Developments—Natural Gas Pipelines.”  On August 25, 2011, mining and oil company BHP Billiton completed its previously announced acquisition of Petrohawk Energy Corporation through a short-form merger under Delaware law.  The merger was closed with Petrohawk being the surviving corporation as a wholly owned subsidiary of BHP Billiton.  The acquisition will not affect the terms of our contracts with Petrohawk.

KinderHawk Field Services LLC gathers and treats natural gas in the Haynesville shale gas formation located in northwest Louisiana.  Its assets currently consist of more than 450 miles of natural gas gathering pipeline currently in service, with average throughput of approximately 1.1 billion cubic feet per day of natural gas.  Ultimately, KinderHawk is expected to have approximately 2.0 billion cubic feet per day of throughput capacity, which will make it one of the largest natural gas gathering and treating systems in the United States.  Additionally, the system’s natural gas amine treating plants have a current capacity of approximately 2,600 gallons per minute.

KinderHawk owns life of lease dedications to gather and treat all of Petrohawk’s operated Haynesville and Bossier shale gas production in northwest Louisiana at agreed upon rates, as well as minimum volume commitments from Petrohawk for a five year term that expires in May 2015.  During 2011, KinderHawk executed firm gathering and treating agreements with a third-party producer for the long-term dedication of five sections.  KinderHawk also holds additional third-party gas gathering and treating commitments.  In total, these contracts provide for the dedication of 36 sections, from four shippers, for three to ten years.

EagleHawk Field Services LLC provides natural gas gathering and treating services in the Eagle Ford shale formation in South Texas.  Petrohawk operates EagleHawk Field Services LLC and owns the remaining 75% ownership interest.  EagleHawk owns two midstream gathering systems in and around Petrohawk’s Hawkville and Black Hawk areas of the Eagle Ford shale formation and combined, its assets consist of more than 280 miles of gas gathering pipelines and approximately 140 miles of condensate lines.  It also has a life of lease dedication of Petrohawk’s Eagle Ford reserves that will provide Petrohawk and other Eagle Ford producers with natural gas and condensate gathering, treating and condensate stabilization services.

table of content

Endeavor Gathering LLC

We own a 40% equity interest in Endeavor Gathering LLC, which provides natural gas gathering service to GMX Resources’ exploration and production activities in its Cotton Valley Sands and Haynesville/Bossier Shale horizontal well developments located in East Texas.  GMX Resources, Inc. operates and owns the remaining 60% ownership interest in Endeavor Gathering LLC.  Endeavor’s gathering system consists of over 100 miles of gathering lines and 25,000 horsepower of compressors that collect and compress natural gas from GMX Resources’ operated natural gas production from wells located in its core area.  The natural gas gathering system has takeaway capacity of approximately 115 million cubic feet per day.

Eagle Ford Gathering LLC

We own a 50% equity interest in Eagle Ford Gathering LLC, which provides natural gas gathering, transportation and processing services to natural gas producers in the Eagle Ford shale gas formation in south Texas.  Further information about Eagle Ford Gathering LLC is discussed above in “—(a) General Development of Business—Recent Developments—Natural Gas Pipelines.”

Upstream Operations

Our Natural Gas Pipelines’ upstream operations consist of our Casper and Douglas, Wyoming natural gas processing operations and our 49% ownership interest in the Red Cedar Gas Gathering Company.  We own and operate our Casper and Douglas, Wyoming natural gas processing plants, and combined, these plants have the capacity to process up to 185 million cubic feet per day of natural gas depending on raw gas quality.  Casper and Douglas are the only natural gas processing plants which provide straddle processing of natural gas flowing into our Kinder Morgan Interstate Gas Transmission LLC pipeline system.  We also own the operations of a carbon dioxide/sulfur treating facility located in the West Frenchie Draw field of the Wind River Basin of Wyoming, and we include this facility as part of our Casper and Douglas operations.  The West Frenchie Draw treating facility has a capacity of 50 million cubic feet per day of natural gas.

We own a 49% equity interest in the Red Cedar Gathering Company, a joint venture organized in August 1994 and referred to in this report as Red Cedar.  Red Cedar owns and operates natural gas gathering, compression and treating facilities in the Ignacio Blanco Field in La Plata County, Colorado.  The remaining 51% interest in Red Cedar is owned by the Southern Ute Indian Tribe.  Red Cedar’s natural gas gathering system currently consists of approximately 750 miles of gathering pipeline connecting more than 900 producing wells, 104,600 horsepower of compression at 22 field compressor stations and three carbon dioxide treating plants.  The capacity and throughput of the Red Cedar gathering system is approximately 600 million cubic feet per day of natural gas.

Western Interstate Natural Gas Pipeline Group

Our Western interstate natural gas pipeline group, which operates primarily along the Rocky Mountain region of the Western portion of the United States, consists of the following three natural gas pipeline systems: (i) Kinder Morgan Interstate Gas Transmission Pipeline; (ii) TransColorado Pipeline; and (iii) our 50% ownership interest in the Rockies Express Pipeline.

Kinder Morgan Interstate Gas Transmission LLC

Our subsidiary, Kinder Morgan Interstate Gas Transmission LLC, referred to in this report as KMIGT, owns approximately 5,100 miles of transmission lines in Wyoming, Colorado, Kansas, Missouri and Nebraska.  Our KMIGT pipeline system is powered by 23 transmission and storage compressor stations having approximately 155,000 horsepower.  KMIGT also owns the Huntsman natural gas storage facility, located in Cheyenne County, Nebraska, which has approximately 35 billion cubic feet of total capacity, consisting of 15 billion cubic feet of working capacity and 20 billion cubic feet of cushion gas.  KMIGT has 11 billion cubic feet of firm capacity commitments and provides for withdrawals of up to 179 million cubic feet of natural gas per day.

Under transportation agreements and FERC tariff provisions, KMIGT offers its customers firm and interruptible transportation and storage services, including no-notice service and park and loan services.  KMIGT also has the authority to make gas purchases and sales, as needed for system operations, pursuant to its currently effective FERC natural gas tariff.  Our KMIGT system also offers its Cheyenne Market Center service, which provides nominated storage and transportation service between its Huntsman storage field and multiple interconnecting pipelines at the Cheyenne Hub, located in Weld County, Colorado.  Additionally, our KMIGT pipeline system includes the Colorado Lateral, which is a 41-mile, 12-inch pipeline extending from the Cheyenne Hub southward to the Greeley, Colorado area.  In 2011, KMIGT transported an average of approximately 451 million cubic feet per day of natural gas.

table of content

TransColorado Gas Transmission Company LLC

Our subsidiary, TransColorado Gas Transmission Company LLC, referred to in this report as TransColorado, owns a 300-mile interstate natural gas pipeline that extends from approximately 20 miles southwest of Meeker, Colorado to the Blanco Hub near Bloomfield, New Mexico.  It has multiple points of interconnection with various interstate and intrastate pipelines, gathering systems, and local distribution companies.  Our TransColorado pipeline system is powered by eight compressor stations having an aggregate of approximately 39,000 horsepower.  The system has a pipeline capacity of 1.0 billion cubic feet per day of natural gas and it has the ability to flow gas south or north.  In 2011, our TransColorado pipeline system transported an average of approximately 420 million cubic feet per day of natural gas.

Our TransColorado pipeline system receives natural gas from a single coal seam natural gas treating plant, located in the San Juan Basin of Colorado, and from pipeline, processing plant and gathering system interconnections within the Paradox and Piceance Basins of western Colorado.  It provides transportation services to third-party natural gas producers, marketers, gathering companies, local distribution companies and other shippers.  Pursuant to transportation agreements and FERC tariff provisions, TransColorado offers its customers firm and interruptible transportation and interruptible park and loan services.  TransColorado also has the authority to negotiate rates with customers if it has first offered service to those customers under its reservation and commodity charge rate structure.

Rockies Express Pipeline

We operate and own 50% of the 1,679-mile Rockies Express natural gas pipeline system, one of the largest natural gas pipelines constructed in North America in the last 25 years.  The Rockies Express system consists of the following three pipeline segments: (i) a 327-mile pipeline that extends from the Meeker Hub in northwest Colorado, across southern Wyoming to the Cheyenne Hub in Weld County, Colorado; (ii) a 713-mile pipeline from the Cheyenne Hub to an interconnect in Audrain County, Missouri; and (iii) a 639-mile pipeline from Audrain County, Missouri to Clarington, Ohio.  Our ownership is through our 50% equity interest in Rockies Express Pipeline LLC, the sole owner of the Rockies Express pipeline system.  Sempra Pipelines & Storage, a unit of Sempra Energy, and ConocoPhillips each own 25% of Rockies Express Pipeline LLC.

The Rockies Express pipeline system is powered by 18 compressor stations totaling approximately 427,000 horsepower.  The system is capable of transporting 2.0 billion cubic feet per day of natural gas from Meeker, Colorado to the Cheyenne Market Hub in northeastern Colorado and 1.8 billion cubic feet per day from the Cheyenne Hub to the Clarington Hub in Monroe County in eastern Ohio.  Capacity on the Rockies Express system is nearly fully contracted under ten year firm service agreements with producers from the Rocky Mountain supply basin.  These agreements provide the pipeline with fixed monthly reservation revenues for the primary term of such contracts through 2019, with the exception of one agreement representing approximately 10% of the pipeline capacity that grants a shipper the one-time option to terminate effective late 2014.  With its connections to numerous other pipeline systems along its route, the Rockies Express system has access to almost all of the major gas supply basins in Wyoming, Colorado and eastern Utah.  Rockies Express is capable of delivering gas to multiple markets along its pipeline system, primarily through interconnects with other interstate pipeline companies and direct connects to local distribution companies.

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

Trailblazer Pipeline Company LLC

Our subsidiary, Trailblazer Pipeline Company LLC, referred to in this report as Trailblazer, owns the 436-mile Trailblazer natural gas pipeline system.  Our Trailblazer pipeline system originates at an interconnection with Wyoming Interstate Company Ltd.’s pipeline system near Rockport, Colorado and runs through southeastern Wyoming to a terminus near Beatrice, Nebraska where it interconnects with NGPL’s and Northern Natural Gas Company’s pipeline systems.  NGPL manages, maintains and operates the Trailblazer system for us, for which it is reimbursed at cost.  Trailblazer offers its customers firm and interruptible transportation, and in 2011, it transported an average of approximately 717 million cubic feet per day of natural gas.  All of the system’s firm transport capacity is currently subscribed.

table of content

Kinder Morgan Louisiana Pipeline

Our subsidiary, Kinder Morgan Louisiana Pipeline LLC owns the Kinder Morgan Louisiana natural gas pipeline system.  The pipeline system provides approximately 3.2 billion cubic feet per day of take-away natural gas capacity from the Cheniere Sabine Pass liquefied natural gas terminal located in Cameron Parish, Louisiana, and transports natural gas to various delivery points located in Cameron, Calcasieu, Jefferson Davis, Acadia and Evangeline parishes in Louisiana.   The system capacity is fully supported by 20 year take-or-pay customer commitments with Chevron and Total that expire in 2029.  The Kinder Morgan Louisiana pipeline system consists of two segments.  The first is a 132-mile, 42-inch diameter pipeline with firm capacity of approximately 2.0 billion cubic feet per day of natural gas that extends from the Sabine Pass terminal to a point of interconnection with an existing Columbia Gulf Transmission line in Evangeline Parish, Louisiana (an offshoot consists of approximately 2.3 miles of 24-inch diameter pipeline extending away from the 42-inch diameter line to the Florida Gas Transmission Company compressor station located in Acadia Parish, Louisiana).  The second segment is a one-mile, 36-inch diameter pipeline with firm capacity of approximately 1.2 billion cubic feet per day that extends from the Sabine Pass terminal and connects to NGPL’s natural gas pipeline.  In 2011, our Kinder Morgan Louisiana pipeline system transported an average of approximately 21 million cubic feet per day of natural gas.

Midcontinent Express Pipeline LLC

We own a 50% interest in Midcontinent Express Pipeline LLC, the sole owner of the approximate 500-mile Midcontinent Express natural gas pipeline system.  We also operate the Midcontinent Express pipeline system.  Regency Midcontinent Express LLC owns the remaining 50% ownership interest.  The Midcontinent Express pipeline system originates near Bennington, Oklahoma and extends eastward through Texas, Louisiana, and Mississippi, and terminates at an interconnection with the Transco Pipeline near Butler, Alabama.  It interconnects with numerous major pipeline systems and provides an important infrastructure link in the pipeline system moving natural gas supply from newly developed areas in Oklahoma and Texas into the United States’ eastern markets.

The pipeline system is comprised of approximately 30-miles of 30-inch diameter pipe, 275-miles of 42-inch diameter pipe and 197-miles of 36-inch diameter pipe.  Midcontinent Express also has four compressor stations and one booster station totaling approximately 144,500 horsepower.  It has two rate zones: (i) Zone 1 (which has a capacity of 1.8 billion cubic feet per day) beginning at Bennington and extending to an interconnect with Columbia Gulf Transmission near Delhi, in Madison Parish Louisiana; and (ii) Zone 2 (which has a capacity of 1.2 billion cubic feet per day) beginning at Delhi and terminating at an interconnection with Transco Pipeline near the town of Butler in Choctaw County, Alabama.  Capacity on the Midcontinent Express system is 99% contracted under long-term firm service agreements that expire between 2012 and 2021.  The majority of volume is contracted to producers moving supply from the Barnett shale and Oklahoma supply basins.

Fayetteville Express Pipeline LLC

We own a 50% interest in Fayetteville Express Pipeline LLC, the sole owner of the Fayetteville Express natural gas pipeline system.  The 187-mile Fayetteville Express pipeline system originates in Conway County, Arkansas, continues eastward through White County, Arkansas, and terminates at an interconnect with Trunkline Gas Company’s pipeline in Panola County, Mississippi.  The system also interconnects with NGPL’s pipeline in White County, Arkansas, Texas Gas Transmission’s pipeline in Coahoma County, Mississippi, and ANR Pipeline Company’s pipeline in Quitman County, Mississippi.  On January 1, 2011, Fayetteville Express Pipeline LLC began firm contact pipeline transportation service to its customers.  Capacity on the Fayetteville Express system is over 90% contracted under long-term firm service agreements.

Competition

The market for supply of natural gas is highly competitive, and new pipelines are currently being built to serve the growing demand for natural gas in each of the markets served by the pipelines in our Natural Gas Pipelines business segment.  These operations compete with interstate and intrastate pipelines, and their shippers, for attachments to new markets and supplies and for transportation, processing and treating services.  We believe the principal elements of competition in our various markets are transportation rates, terms of service and flexibility and reliability of service.  From time to time, other pipeline projects are proposed that would compete with our pipelines, and some proposed pipelines may deliver natural gas to markets we serve from new supply sources closer to those markets.  We do not know whether or when any such projects would be built, or the extent of their impact on our operations or profitability.

table of content

Shippers on our natural gas pipelines compete with other forms of energy available to their natural gas customers and end users, including electricity, coal, propane and fuel oils.  Several factors influence the demand for natural gas, including price changes, the availability of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the ability to convert to alternative fuels and weather.

CO2

Our CO2 segment consists of our subsidiary Kinder Morgan CO2 Company, L.P. and its consolidated affiliates, collectively referred to in this report as KMCO2.  Our CO2 business segment produces, transports, and markets carbon dioxide for use in enhanced oil recovery projects as a flooding medium for recovering crude oil from mature oil fields.  KMCO2’s carbon dioxide pipelines and related assets allow it to market a complete package of carbon dioxide supply, transportation and technical expertise to its customers.  KMCO2 also holds ownership interests in several oil-producing fields and owns a crude oil pipeline, all located in the Permian Basin region of West Texas.

Oil and Gas Producing Activities

Oil Producing Interests

KMCO2 holds ownership interests in oil-producing fields located in the Permian Basin of West Texas, including: (i) an approximate 97% working interest in the SACROC unit; (ii) an approximate 50% working interest in the Yates unit; (iii) an approximate 21% net profits interest in the H.T. Boyd unit; (iv) an approximate 65% working interest in the Claytonville unit; (v) an approximate 99% working interest in the Katz Strawn unit; and (vi) lesser interests in the Sharon Ridge unit, the Reinecke unit and the MidCross unit.

The SACROC unit is one of the largest and oldest oil fields in the United States using carbon dioxide flooding technology.  The field is comprised of approximately 56,000 acres located in the Permian Basin in Scurry County, Texas.  KMCO2 has expanded the development of the carbon dioxide project initiated by the previous owners and increased production and ultimate oil recovery over the last several years.  In 2011, the average purchased carbon dioxide injection rate at SACROC was 154 million cubic feet per day.  The average oil production rate for 2011 was approximately 28,600 barrels of oil per day (23,800 net barrels to KMCO2 per day).

The Yates unit is also one of the largest oil fields ever discovered in the United States.  The field is comprised of approximately 26,000 acres located about 90 miles south of Midland, Texas.  KMCO2’s plan over the last several years has been to maintain overall production levels and increase ultimate recovery from Yates by combining horizontal drilling with carbon dioxide injection to ensure a relatively steady production profile over the next several years.  In 2011, the average purchased carbon dioxide injection rate at SACROC was 107 million cubic feet per day, and during 2011, the Yates unit produced approximately 21,700 barrels of oil per day (9,600 net barrels to KMCO2 per day).

KMCO2 also operates and owns an approximate 65% gross working interest in the Claytonville oil field unit and operates and owns an approximate 99% working interest in the Katz Strawn unit, both located in the Permian Basin area of West Texas.  The Claytonville unit is located nearly 30 miles east of the SACROC unit, in Fisher County, Texas.  The unit produced approximately 200 gross barrels of oil per day during 2011 (100 net barrels to KMCO2 per day).  During 2011, the Katz Strawn unit produced approximately 500 barrels of oil per day (400 net barrels to KMCO2 per day).  In 2011, the average purchased carbon dioxide injection rate at the Katz Strawn unit was 46 million cubic feet per day.

The following table sets forth productive wells, service wells and drilling wells in the oil and gas fields in which we owned interests as of December 31, 2011.  The oil and gas producing fields in which we own interests are located in the Permian Basin area of West Texas.  When used with respect to acres or wells, “gross” refers to the total acres or wells in which we have a working interest, and “net” refers to gross acres or wells multiplied, in each case, by the percentage working interest owned by us:

	Productive Wells (a)		Service Wells (b)		Drilling Wells (c)
	Gross	Net	Gross	Net	Gross	Net
Crude Oil	2,191	1,358	919	699	3	3
Natural Gas	5	2	-	-	-	-
Total Wells	2,196	1,360	919	699	3	3
____________

table of content

(a)	Includes active wells and wells temporarily shut-in. As of December 31, 2011, we did not operate any productive wells with multiple completions.
(b)
Consists of injection, water supply, disposal wells and service wells temporarily shut-in.  A disposal well is used for disposal of salt water into an underground formation; an injection well is a well drilled in a known oil field in order to inject liquids that enhance recovery.

(c)	Consists of development wells in the process of being drilled as of December 31, 2011. A development well is a well drilled in an already discovered oil field.

The following table reflects our net productive and dry wells that were completed in each of the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Productive
Development	85	70	42
Exploratory	-	-	-
Dry
Development	-	-	-
Exploratory	-	-	-
Total Wells	85	70	42
____________

Note:
The above table includes wells that were completed during each year regardless of the year in which drilling was initiated, and does not include any wells where drilling operations were not completed as of the end of the applicable year.  A development well is a well drilled in an already discovered oil field.

The following table reflects the developed and undeveloped oil and gas acreage that we held as of December 31, 2011:

	Gross	Net
Developed Acres	74,240	69,558
Undeveloped Acres	8,788	8,129
Total	83,028	77,687
____________

Note:	As of December 31, 2011, we have no material amount of acreage expiring in the next three years.

See Note 20 to our consolidated financial statements included elsewhere in this report for additional information with respect to operating statistics and supplemental information on our oil and gas producing activities.

Gas and Gasoline Plant Interests

KMCO2 operates and owns an approximate 22% working interest plus an additional 28% net profits interest in the Snyder gasoline plant.  It also operates and owns a 51% ownership interest in the Diamond M gas plant and a 100% ownership interest in the North Snyder plant, all of which are located in the Permian Basin of West Texas.  The Snyder gasoline plant processes natural gas produced from the SACROC unit and neighboring carbon dioxide projects, specifically the Sharon Ridge and Cogdell units, all of which are located in the Permian Basin area of West Texas.  The Diamond M and the North Snyder plants contract with the Snyder plant to process natural gas.  Production of natural gas liquids at the Snyder gasoline plant during 2011 averaged approximately 16,600 gross barrels per day (8,300 net barrels to KMCO2 per day excluding the value associated to KMCO2’s 28% net profits interest).

table of content

Sales and Transportation Activities

Carbon Dioxide Reserves

KMCO2 owns approximately 45% of, and operates, the McElmo Dome unit in Colorado, which contains more than 6.6 trillion cubic feet of recoverable carbon dioxide.  It also owns approximately 87% of, and operates, the Doe Canyon Deep unit in Colorado, which contains more than 870 billion cubic feet of carbon dioxide.  For both units combined, compression capacity exceeds 1.4 billion cubic feet per day of carbon dioxide and during 2011, the two units produced approximately 1.25 billion cubic feet per day of carbon dioxide.

KMCO2 also owns approximately 11% of the Bravo Dome unit in New Mexico.  The Bravo Dome unit contains more than 800 billion cubic feet of recoverable carbon dioxide and produced approximately 300 million cubic feet of carbon dioxide per day in 2011.

Our principal market for carbon dioxide is for injection into mature oil fields in the Permian Basin, where industry demand is expected to remain strong for the next several years.

Carbon Dioxide Pipelines

As a result of our 50% ownership interest in Cortez Pipeline Company, we own a 50% equity interest in and operate the approximate 500-mile Cortez pipeline.  The pipeline carries carbon dioxide from the McElmo Dome and Doe Canyon source fields near Cortez, Colorado to the Denver City, Texas hub.  The Cortez pipeline transports over 1.2 billion cubic feet of carbon dioxide per day.  The tariffs charged by the Cortez pipeline are not regulated, but are based on a consent decree.

KMCO2’s Central Basin pipeline consists of approximately 143 miles of mainline pipe and 177 miles of lateral supply lines located in the Permian Basin between Denver City, Texas and McCamey, Texas.  The pipeline has an ultimate throughput capacity of 700 million cubic feet per day.  At its origination point in Denver City, the Central Basin pipeline interconnects with all three major carbon dioxide supply pipelines from Colorado and New Mexico, namely the Cortez pipeline (operated by KMCO2) and the Bravo and Sheep Mountain pipelines (operated by Oxy Permian).  Central Basin’s mainline terminates near McCamey, where it interconnects with the Canyon Reef Carriers pipeline and the Pecos pipeline.  The tariffs charged by the Central Basin pipeline are not regulated.

KMCO2’s Centerline carbon dioxide pipeline consists of approximately 113 miles of pipe located in the Permian Basin between Denver City, Texas and Snyder, Texas.  The pipeline has a capacity of 300 million cubic feet per day.  The tariffs charged by the Centerline pipeline are not regulated.

KMCO2’s Eastern Shelf carbon dioxide pipeline, which consists of approximately 91 miles of pipe located in the Permian Basin, begins near Snyder, Texas and ends west of Knox City, Texas.  The pipeline has a current capacity of 70 million cubic feet per day, expandable to 200 million cubic feet per day in the future.  The Eastern Shelf Pipeline system is currently flowing 56 million cubic feet per day.  The tariffs charged on the Eastern Shelf pipeline are not regulated.

KMCO2 also owns a 13% undivided interest in the 218-mile, Bravo pipeline, which delivers carbon dioxide from the Bravo Dome source field in northeast New Mexico to the Denver City hub and has a capacity of more than 350 million cubic feet per day.  Tariffs on the Bravo pipeline are not regulated.  Occidental Petroleum (81%) and XTO Energy (6%) hold the remaining ownership interests in the Bravo pipeline.

In addition, KMCO2 owns approximately 98% of the Canyon Reef Carriers pipeline and approximately 69% of the Pecos pipeline.  The Canyon Reef Carriers pipeline extends 139 miles from McCamey, Texas, to the SACROC unit in the Permian Basin.  The pipeline has a capacity of approximately 270 million cubic feet per day and makes deliveries to the SACROC, Sharon Ridge, Cogdell and Reinecke units.  The Pecos pipeline is a 25-mile pipeline that runs from McCamey to Iraan, Texas.  It has a capacity of approximately 120 million cubic feet per day and makes deliveries to the Yates unit.  The tariffs charged on the Canyon Reef Carriers and Pecos pipelines are not regulated.

The principal market for transportation on our carbon dioxide pipelines is to customers, including ourselves, using carbon dioxide for enhanced recovery operations in mature oil fields in the Permian Basin, where industry demand is expected to remain strong for the next several years.

table of content

Crude Oil Pipeline

KMCO2 owns the Kinder Morgan Wink Pipeline, a 450-mile Texas intrastate crude oil pipeline system consisting of three mainline sections, two gathering systems and numerous truck delivery stations.  The pipeline allows KMCO2 to better manage crude oil deliveries from its oil field interests in West Texas.  KMCO2 has entered into a long-term throughput agreement with Western Refining Company, L.P. to transport crude oil into Western’s 120,000 barrel per day refinery located in El Paso, Texas.  The throughput agreement expires in 2034. The 20-inch diameter pipeline segment that runs from Wink to El Paso, Texas has a total capacity of 130,000 barrels of crude oil per day, and it transported approximately 112,000 barrels of oil per day in 2011.  The Kinder Morgan Wink Pipeline is regulated by both the FERC and the Texas Railroad Commission.

Competition

Our primary competitors for the sale of carbon dioxide include suppliers that have an ownership interest in McElmo Dome, Bravo Dome and Sheep Mountain carbon dioxide reserves, and Petro-Source Carbon Company, which gathers waste carbon dioxide from natural gas production in the Val Verde Basin of West Texas.  Our ownership interests in the Central Basin, Cortez and Bravo pipelines are in direct competition with other carbon dioxide pipelines.  We also compete with other interest owners in the McElmo Dome unit and the Bravo Dome unit for transportation of carbon dioxide to the Denver City, Texas market area.

Terminals

Our Terminals segment includes the operations of our petroleum, chemical and other liquids terminal facilities (other than those included in our Products Pipelines segment) and all of our coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities, including all transload, engineering, conveying and other in-plant services.  Combined, the segment is composed of approximately 115 owned or operated liquids and bulk terminal facilities and approximately 35 rail transloading and materials handling facilities.  Our terminals are located throughout the United States and in portions of Canada.  We believe the location of our facilities and our ability to provide flexibility to customers helps keep customers at our terminals and provides us opportunities for expansion.  We often classify our terminal operations based on their handling of either liquids or bulk material products.

Liquids Terminals

Our liquids terminals operations primarily store refined petroleum products, petrochemicals, ethanol, industrial chemicals and vegetable oil products in aboveground storage tanks and transfer products to and from pipelines, vessels, tank trucks, tank barges, and tank railcars.  Combined, our approximately 25 liquids terminals facilities possess liquids storage capacity of approximately 60.2 million barrels, and in 2011, these terminals handled approximately 616 million barrels of liquids products, including petroleum products, ethanol and chemicals.

Bulk Terminals

Our bulk terminal operations primarily involve dry-bulk material handling services.  We also provide conveyor manufacturing and installation, engineering and design services, and in-plant services covering material handling, conveying, maintenance and repair, truck-railcar-marine transloading, railcar switching and miscellaneous marine services.  We own or operate approximately 90 dry-bulk terminals in the United States and Canada, and combined, our dry-bulk and material transloading facilities (described below) handled approximately 100.6 million tons of coal, petroleum coke, fertilizers, steel, ores and other dry-bulk materials in 2011.

Materials Services (rail transloading)

Our materials services operations include rail or truck transloading shipments from one medium of transportation to another conducted at approximately 35 owned and non-owned facilities.  The Burlington Northern Santa Fe, CSX, Norfolk Southern, Union Pacific, Kansas City Southern and A&W railroads provide rail service for these terminal facilities.  Approximately 50% of the products handled are liquids, including an entire spectrum of liquid chemicals, and the rest are dry-bulk products.  Many of the facilities are equipped for bi-modal operation (rail-to-truck, and truck-to-rail) or connect via pipeline to storage facilities.  Several facilities provide railcar storage services.  We also design and build transloading facilities, perform inventory management services, and provide value-added services such as blending, heating and sparging.

table of content

Competition

We are one of the largest independent operators of liquids terminals in the United States, based on barrels of liquids terminaling capacity.  Our liquids terminals compete with other publicly or privately held independent liquids terminals, and terminals owned by oil, chemical and pipeline companies.  Our bulk terminals compete with numerous independent terminal operators, terminals owned by producers and distributors of bulk commodities, stevedoring companies and other industrial companies opting not to outsource terminal services.  In some locations, our competitors are smaller, independent operators with lower cost structures.  Our rail transloading (material services) operations compete with a variety of single- or multi-site transload, warehouse and terminal operators across the United States.  Our ethanol rail transload operations compete with a variety of ethanol handling terminal sites across the United States, many offering waterborne service, truck loading, and unit train capability serviced by Class 1 rail carriers.

Kinder Morgan Canada

Our Kinder Morgan Canada business segment includes our Trans Mountain pipeline system, our ownership of a one-third interest in the Express pipeline system, and our 25-mile Jet Fuel pipeline system.  The weighted average remaining life of the shipping contracts on these pipeline systems was approximately two years as of December 31, 2011.

Trans Mountain Pipeline System

Our Trans Mountain pipeline system originates at Edmonton, Alberta and transports crude oil and refined petroleum products to destinations in the interior and on the west coast of British Columbia.  Trans Mountain’s pipeline is 715 miles in length.  We also own a connecting pipeline that delivers crude oil to refineries in the state of Washington.  The capacity of the line at Edmonton ranges from 300,000 barrels per day when heavy crude represents 20% of the total throughput (which is a historically normal heavy crude percentage), to 400,000 barrels per day with no heavy crude.  Trans Mountain is the sole pipeline carrying crude oil and refined petroleum products from Alberta to the west coast.  We believe these facilities provide us the opportunity to consider capacity expansions to the west coast, either in stages or as one project, as the market for offshore exports continues to develop.

In 2011, Trans Mountain delivered an average of 274,000 barrels per day.  The crude oil and refined petroleum products transported through Trans Mountain’s pipeline system originates in Alberta and British Columbia.  The refined and partially refined petroleum products transported to Kamloops, British Columbia and Vancouver originates from oil refineries located in Edmonton.  Petroleum products delivered through Trans Mountain’s pipeline system are used in markets in British Columbia, Washington State and elsewhere offshore.

Trans Mountain also operates a 5.3 mile spur line from its Sumas Pump Station to the U.S. – Canada international border where it connects with our approximate 63-mile, 16-inch to 20-inch diameter Puget Sound pipeline system.  The Puget Sound pipeline system in the state of Washington has a sustainable throughput capacity of approximately 135,000 barrels per day when heavy crude represents approximately 25% of throughput, and it connects to four refineries located in northwestern Washington State.  The volumes of crude oil shipped to the state of Washington fluctuate in response to the price levels of Canadian crude oil in relation to crude oil  produced in Alaska and other offshore sources.

In January 2012, Trans Mountain completed negotiations with the Canadian Association of Petroleum Producers for a new negotiated toll settlement effective for the period beginning January 1, 2012 and ending December 31, 2012.  Trans Mountain anticipates National Energy Board approval in the second quarter of 2012.

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

The Express Pipeline is a 780-mile, 24-inch diameter pipeline that begins at the crude oil pipeline terminal at Hardisty, Alberta and terminates at the Casper, Wyoming facilities of the Platte Pipeline.  The Express Pipeline has a design capacity of 280,000 barrels per day.  Receipts at Hardisty averaged 175,000 barrels per day in 2011.

table of content

The Platte Pipeline is a 926-mile, 20-inch diameter pipeline that runs from the crude oil pipeline terminal at Casper, Wyoming to refineries and interconnecting pipelines in the Wood River, Illinois area.  The Platte Pipeline has a current capacity of approximately 150,000 barrels per day downstream of Casper, Wyoming and approximately 140,000 barrels per day downstream of Guernsey, Wyoming.  Platte deliveries averaged 148,000 barrels per day in 2011.

We also own and operate the approximate 25-mile aviation fuel pipeline that serves the Vancouver International Airport, located in Vancouver, British Columbia, Canada.  The turbine fuel pipeline is referred to in this report as our Jet Fuel pipeline system.  In addition to its receiving and storage facilities located at the Westridge Marine terminal, located in Port Metro Vancouver, the Jet Fuel pipeline system’s operations include a terminal at the Vancouver airport that consists of five jet fuel storage tanks with an overall capacity of 15,000 barrels.

Competition

Trans Mountain and the Express pipeline system are each one of several pipeline alternatives for western Canadian crude oil and refined petroleum production, and each competes against other pipeline providers.

Major Customers

Our total operating revenues are derived from a wide customer base. For each of the years ended December 31, 2011, 2010 and 2009, no revenues from transactions with a single external customer accounted for 10% or more of our total consolidated revenues.  Our Texas intrastate natural gas pipeline group buys and sells significant volumes of natural gas within the state of Texas, and, to a far lesser extent, our CO2 business segment also sells natural gas.  Combined, total revenues from the sales of natural gas from our Natural Gas Pipelines and CO2 business segments in 2011, 2010 and 2009 accounted for 40.6%, 44.8% and 44.8%, respectively, of our total consolidated revenues.  To the extent possible, we attempt to balance the pricing and timing of our natural gas purchases to our natural gas sales, and these contracts are often settled in terms of an index price for both purchases and sales.  We do not believe that a loss of revenues from any single customer would have a material adverse effect on our business, financial position, results of operations or cash flows.

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

table of content

Common Carrier Pipeline Rate Regulation – Canadian Operations

The Canadian portion of our crude oil and refined petroleum products pipeline systems is under the regulatory jurisdiction of Canada’s National Energy Board, referred to in this report as the NEB.  The National Energy Board Act gives the NEB power to authorize pipeline construction and to establish tolls and conditions of service.

Trans Mountain Pipeline. Our subsidiary Trans Mountain Pipeline, L.P. previously had a one-year toll settlement with shippers that expired on December 31, 2011.  In January 2012, Trans Mountain Pipeline completed negotiations with the Canadian Association of Petroleum Producers for a new negotiated toll settlement for our Trans Mountain Pipeline to be effective for 2012.  Trans Mountain anticipates approval from the NEB in the second quarter of 2012.  The toll charged for the portion of Trans Mountain’s pipeline system located in the United States falls under the jurisdiction of the FERC.  See “—Interstate Common Carrier Refined Petroleum Products and Oil Pipeline Rate Regulation – U.S. Operations.”

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

Interstate Natural Gas Transportation and Storage Regulation

Posted tariff rates set the general range of maximum and minimum rates we charge shippers on our interstate natural gas pipelines.  Within that range, each pipeline is permitted to charge discounted rates to meet competition, so long as such discounts are offered to all similarly situated shippers and granted without undue discrimination.  Apart from discounted rates offered within the range of tariff maximums and minimums, the pipeline is permitted to offer negotiated rates where the pipeline and shippers want rate certainty, irrespective of changes that may occur to the range of tariff-based maximum and minimum rate levels.  Negotiated rates provide certainty to the pipeline and the shipper of a fixed rate during the term of the transportation agreement, regardless of changes to the posted tariff rates.  There are a variety of rates that different shippers may pay, and while rates may vary by shipper and circumstance, the terms and conditions of pipeline transportation and storage services are not generally negotiable.

The FERC regulates the rates, terms and conditions of service, construction and abandonment of facilities by companies performing interstate natural gas transportation services, including storage services, under the Natural Gas Act of 1938.  To a lesser extent, the FERC regulates interstate transportation rates, terms and conditions of service under the Natural Gas Policy Act of 1978.  Beginning in the mid-1980’s, through the mid-1990’s, the FERC initiated a number of regulatory changes intended to create a more competitive environment in the natural gas marketplace.  Among the most important of these changes were:

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

The FERC also promulgates certain standards of conduct that apply uniformly to interstate natural gas pipelines and public utilities.  In light of the changing structure of the energy industry, these standards of conduct govern employee relationships—using a functional approach—to ensure that natural gas transmission is provided on a nondiscriminatory basis.  Pursuant to the FERC’s standards of conduct, a natural gas transmission provider is prohibited from disclosing to a marketing function employee non-public information about the transmission system or a transmission customer.  Additionally, no-conduit provisions prohibit a transmission function provider from disclosing non-public information to marketing function employees by using a third party conduit.

table of content

The FERC standards of conduct address and clarify multiple issues, including (i) the definition of transmission function and transmission function employees; (ii) the definition of marketing function and marketing function employees; (iii) the definition of transmission function information; (iv) independent functioning; (v) transparency; and (vi) the interaction of FERC standards with the North American Energy Standards Board business practice standards.  Rules also require that a transmission provider provide annual training on the standards of conduct to all transmission function employees, marketing function employees, officers, directors, supervisory employees, and any other employees likely to become privy to transmission function information.

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

On September 15, 2010, the secretary of the U.S. DOT sent to the U.S. Congress proposed legislation to provide stronger oversight of the nation’s pipelines and to increase the penalties for violations of pipeline safety rules.  The proposed legislation entitled “Strengthening Pipeline Safety and Enforcement Act of 2010,” would, among other things, increase the maximum fine for the most serious violations from $1 million to $2.5 million, provide additional resources for the enforcement program, require a review of whether safety requirements for “high consequence areas” should be applied instead to entire pipelines, eliminate exemptions and ensure standards are in place for bio-fuel and carbon dioxide pipelines.

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

table of content

We are also subject to the requirements of the Federal Occupational Safety and Health Act and other comparable federal and state statutes that address employee health and safety.  In general, we expect to increase expenditures in the future to comply with higher industry and regulatory safety standards; however, such increases in our expenditures, and the extent to which they might be offset, cannot be accurately estimated at this time.

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

In accordance with U.S. generally accepted accounting principles, we accrue liabilities for environmental matters when it is probable that obligations have been incurred and the amounts can be reasonably estimated.  This policy applies to assets or businesses currently owned or previously disposed.  We have accrued liabilities for probable environmental remediation obligations at various sites, including multiparty sites where the U.S. Environmental Protection Agency, referred to in this report as the U.S. EPA, or similar state or Canadian agency has identified us as one of the potentially responsible parties.  The involvement of other financially responsible companies at these multiparty sites could increase or mitigate our actual joint and several liability exposures.

We believe that the ultimate resolution of these environmental matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.  However, it is possible that our ultimate liability with respect to these environmental matters could exceed the amounts accrued in an amount that could be material to our business, financial position, results of operations or cash flows in any particular reporting period.  We have accrued an environmental reserve in the amount of $74.7 million as of December 31, 2011.  Our reserve estimates range in value from approximately $74.7 million to approximately $129.7 million, and we recorded our liability equal to the low end of the range, as we did not identify any amounts within the range as a better estimate of the liability.  For additional information related to environmental matters, see Note 16 to our consolidated financial statements included elsewhere in this report.

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

table of content

Superfund

The Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or the Superfund law, and analogous state laws, impose joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of potentially responsible persons for releases of hazardous substances into the environment.  These persons include the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substances found at the site.  CERCLA authorizes the U.S. EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur, in addition to compensation for natural resource damages, if any.  Although petroleum is excluded from CERCLA’s definition of a hazardous substance, in the course of our ordinary operations, we have and will generate materials that may fall within the definition of hazardous substance.  By operation of law, if we are determined to be a potentially responsible person, we may be responsible under CERCLA for all or part of the costs required to clean up sites at which such materials are present, in addition to compensation for natural resource damages, if any.

Clean Air Act

Our operations are subject to the Clean Air Act, its implementing regulations, and analogous state and Canadian statutes and regulations.  We believe that the operations of our pipelines, storage facilities and terminals are in substantial compliance with such statutes.  The U.S. EPA adopted new regulations under the Clean Air Act that took effect in early 2011 and that establish requirements for the monitoring, reporting, and control of greenhouse gas emissions from stationary sources.  These regulations contain lengthy, complex provisions that may result in the imposition over the next several years of certain pollution control requirements with respect to air emissions from the operations of our pipelines, treating and processing facilities, storage facilities, terminals and wells.  Depending on the nature of those requirements and any additional requirements that may be imposed by state and local regulatory authorities, we may be required to incur capital and operating expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals and addressing other air emission-related issues.  At this time, we are unable to fully estimate the effect on earnings or operations or the amount and timing of such required capital expenditures; however, we do not believe that we will be materially adversely affected by any such requirements.

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

Climate Change

Studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases, may be contributing to warming of the Earth’s atmosphere.  Methane, a primary component of natural gas, and carbon dioxide, which is naturally occurring and also a byproduct of the burning of natural gas, are examples of greenhouse gases.  It is not possible at this time to predict what action, if any, the U.S. Congress may take in regard to greenhouse gas legislation.

As discussed above under “—Clean Air Act,” the U.S. EPA adopted new regulations under the Clean Air Act that took effect in early 2011 and that establish requirements for the monitoring, reporting, and control of greenhouse gas emissions from stationary sources.  These regulations include the reporting of greenhouse gas emissions in the United States from specified large greenhouse gas emission sources, fractionated natural gas liquids, and the production of naturally occurring carbon dioxide, like the McElmo Dome carbon dioxide field, even when such production is not emitted to the atmosphere.

table of content

Because our operations, including our compressor stations and gas processing plants in our Natural Gas Pipelines segment, emit various types of greenhouse gases, primarily methane and carbon dioxide, such legislation or regulation could increase our costs related to operating and maintaining our facilities and require us to install new emission controls on our facilities, acquire allowances for our greenhouse gas emissions, pay taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program.  We are not able at this time to estimate such increased costs; however, they could be significant.  While we may be able to include some or all of such increased costs in the rates charged by our natural gas pipelines, such recovery of costs is uncertain in all cases and may depend on events beyond our control including the outcome of future rate proceedings before the FERC and the provisions of any final legislation or other regulations.  Any of the foregoing could have adverse effects on our business, financial position, results of operations or cash flows.

Some climatic models indicate that global warming is likely to result in rising sea levels, increased intensity of hurricanes and tropical storms, and increased frequency of extreme precipitation and flooding.  We may experience increased insurance premiums and deductibles, or a decrease in available coverage, for our assets in areas subject to severe weather.  To the extent these phenomena occur, they could damage our physical assets, especially operations located in low-lying areas near coasts and river banks, and facilities situated in hurricane-prone regions.  However, the timing and location of these climate change impacts is not known with any certainty and, in any event, these impacts are expected to manifest themselves over a long time horizon.  Thus, we are not in a position to say whether the physical impacts of climate change pose a material risk to our business, financial position, results of operations or cash flows.

Because natural gas emits less greenhouse gas emissions per unit of energy than competing fossil fuels, cap-and-trade legislation or U.S. EPA regulatory initiatives could stimulate demand for natural gas by increasing the relative cost of fuels such as coal and oil.  In addition, we anticipate that greenhouse gas regulations will increase demand for carbon sequestration technologies, such as the techniques we have successfully demonstrated in our enhanced oil recovery operations within our CO2 business segment.  However, these positive effects on our markets may be offset if these same regulations also cause the cost of natural gas to increase relative to competing non-fossil fuels.  Although the magnitude and direction of these impacts cannot now be predicted, greenhouse gas regulations could have material adverse effects on our business, financial position, results of operations or cash flows.

Department of Homeland Security

In Section 550 of the Homeland Security Appropriations Act of 2007, the U.S. Congress gave the Department of Homeland Security, referred to in this report as the DHS, regulatory authority over security at certain high-risk chemical facilities.  Pursuant to its congressional mandate, on April 9, 2007, the DHS promulgated the Chemical Facility Anti-Terrorism Standards and required all high-risk chemical and industrial facilities, including oil and gas facilities, to comply with the regulatory requirements of these standards.  This process includes completing security vulnerability assessments, developing site security plans, and implementing protective measures necessary to meet DHS-defined, risk based performance standards.  The DHS has not provided final notice to all facilities that it determines to be high risk and subject to the rule; therefore, neither the extent to which our facilities may be subject to coverage by the rules nor the associated costs to comply can currently be determined, but it is possible that such costs could be substantial.

Other

Employees

KMGP Services Company, Inc., KMI and Kinder Morgan Canada Inc. employ all persons necessary for the operation of our business.  Generally, we reimburse these entities for the services of their employees.  As of December 31, 2011, KMGP Services Company, Inc., KMI and Kinder Morgan Canada Inc. had, in the aggregate, 8,120 full-time employees.  Approximately 833 full-time hourly personnel at certain terminals and pipelines are represented by labor unions under collective bargaining agreements that expire between 2012 and 2016.  KMGP Services Company, Inc., KMI and Kinder Morgan Canada Inc. each consider relations with their employees to be good.  For more information on our related party transactions, see Note 11 to our consolidated financial statements included elsewhere in this report.

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

table of content

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

Item 1A.  Risk Factors.

You should carefully consider the risks described below, in addition to the other information contained in this document.  Realization of any of the following risks could have a material adverse effect on our business, financial position, results of operations or cash flows.  There are also risks associated with being an owner of common units in a partnership that are different than being an owner of common stock in a corporation.  Investors in our common units should be aware that the realization of any of those risks could result in a decline in the trading price of our common units, and they might lose all or part of their investment.

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

Should we fail to comply with any applicable statutes, rules, regulations, and orders of such regulatory authorities, we could be subject to substantial penalties and fines.  Furthermore, new laws or regulations sometimes arise from unexpected sources. For example, the Department of Homeland Security Appropriation Act of 2007 required the Department of homeland Security to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” New laws or regulations, or different interpretations of existing laws or regulations, including unexpected policy changes, applicable to us or our assets could have a material adverse impact on our business, financial condition and results of operations.  For more information, see Items 1 and 2 “Business and Properties—(c) Narrative Description of Business—Regulation.”

table of content

The FERC or the CPUC may establish pipeline tariff rates that have a negative impact on us.  In addition, the FERC, the CPUC, or our customers could file complaints challenging the tariff rates charged by our pipelines, and a successful complaint could have an adverse impact on us.

The profitability of our regulated pipelines is influenced by fluctuations in costs and our ability to recover any increases in our costs in the rates charged to our shippers.  To the extent that such costs increase in an amount greater than what we are permitted by the FERC or the CPUC to recover in our rates, or to the extent that there is a lag before the pipeline can file and obtain rate increases, such events can have a negative impact upon our operating results.

Our existing rates may also be challenged by complaint.  Regulators and shippers on our pipelines have rights to challenge, and have challenged, the rates we charge under certain circumstances prescribed by applicable regulations.  Some shippers on our pipelines have filed complaints with the FERC and the CPUC that seek substantial refunds for alleged overcharges during the years in question and prospective reductions in the tariff rates on our West Coast Products Pipeline systems.  Further, the FERC has initiated investigations to determine whether some interstate natural gas pipelines have over-collected on rates charged to shippers.  We may face challenges, similar to those described in Note 16 to our consolidated financial statements included elsewhere in this report, to the rates we charge on our pipelines.  Any successful challenge could materially adversely affect our future earnings, cash flows and financial condition.

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

We are subject to extensive laws and regulations related to pipeline integrity.  There are, for example, federal guidelines for the U.S. DOT and pipeline companies in the areas of testing, education, training and communication.  The U.S. DOT issued final rules (effective February 2004 with respect to natural gas pipelines) requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines and take measures to protect pipeline segments located in what the rules refer to as “High Consequence Areas.”  The ultimate costs of compliance with the integrity management rules are difficult to predict.  The majority of the costs to comply with the rules are associated with pipeline integrity testing and the repairs found to be necessary.  Changes such as advances of in-line inspection tools, identification of additional threats to a pipeline’s integrity and changes to the amount of pipeline determined to be located in High Consequence Areas can have a significant impact on the costs to perform integrity testing and repairs.  We plan to continue our integrity testing programs to assess and maintain the integrity of our existing and future pipelines as required by the U.S. DOT rules.  The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.

Further, additional laws and regulations that may be enacted in the future or a new interpretation of existing laws and regulations could significantly increase the amount of these expenditures.  There can be no assurance as to the amount or timing of future expenditures for pipeline integrity regulation, and actual future expenditures may be different from the amounts we currently anticipate.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not deemed by regulators to be fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and prospects.

table of content

We may face competition from competing pipelines and other forms of transportation into the areas we serve as well as with respect to the supply for our pipeline systems.

Any current or future pipeline system or other form of transportation that delivers crude oil, petroleum products or natural gas into the areas that our pipelines serve could offer transportation services that are more desirable to shippers than those we provide because of price, location, facilities or other factors.  To the extent that an excess of supply into these areas is created and persists, our ability to recontract for expiring transportation capacity at favorable rates or otherwise to retain existing customers could be impaired.  We also could experience competition for the supply of petroleum products or natural gas from both existing and proposed pipeline systems.  Several pipelines access many of the same areas of supply as our pipeline systems and transport to destinations not served by us.

Cost overruns and delays on our expansion and new build projects could adversely affect our business.

We recently completed several major expansion and new build projects, including the joint venture projects Rockies Express Pipeline, Midcontinent Express Pipeline and Fayetteville Express Pipeline.  We also are conducting and conduct from time to time alone or with others what are referred to as “open seasons” to evaluate the potential customer interest for new construction projects.  A variety of factors outside of our control, such as weather, natural disasters and difficulties in obtaining permits and rights-of-way or other regulatory approvals, as well as performance by third-party contractors, has resulted in, and may continue to result in, increased costs or delays in construction.  Significant cost overruns or delays in completing a project could have a material adverse effect on our return on investment, results of operations and cash flows.

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

Our growth strategy may cause difficulties integrating and constructing new operations, and we may not be able to achieve the expected benefits from any future acquisitions.

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

table of content

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

Our operations are subject to federal, state, provincial and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health and safety.  Such laws and regulations affect many aspects of our present and future operations, and generally require us to obtain and comply with various environmental registrations, licenses, permits, inspections and other approvals.  Liability under such laws and regulations may be incurred without regard to fault under CERCLA, the Resource Conservation and Recovery Act, the Federal Clean Water Act or analogous state laws for the remediation of contaminated areas.  Private parties, including the owners of properties through which our pipelines pass, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with such laws and regulations or for personal injury or property damage.  Our insurance may not cover all environmental risks and costs and/or may not provide sufficient coverage in the event an environmental claim is made against us.

Failure to comply with these laws and regulations also may expose us to civil, criminal and administrative fines, penalties and/or interruptions in our operations that could influence our business, financial position, results of operations and prospects.  For example, if an accidental leak, release or spill of liquid petroleum products, chemicals or other hazardous substances occurs at or from our pipelines or our storage or other facilities, we may experience significant operational disruptions and we may have to pay a significant amount to clean up or otherwise respond to the leak, release or spill, pay for government penalties, address natural resource damage, compensate for human exposure or property damage, install costly pollution control equipment or undertake a combination of these and other measures.  The resulting costs and liabilities could materially and negatively affect our level of earnings and cash flows.  In addition, emission controls required under the Federal Clean Air Act and other similar federal, state and provincial laws could require significant capital expenditures at our facilities.

We own and/or operate numerous properties that have been used for many years in connection with our business activities.  While we have utilized operating, handling, and disposal practices that were consistent with industry practices at the time, hydrocarbons or other hazardous substances may have been released at or from properties owned, operated or used by us or our predecessors, or at or from properties where our or our predecessors’ wastes have been taken for disposal.  In addition, many of these properties have been owned and/or operated by third parties whose management, handling and disposal of hydrocarbons or other hazardous substances were not under our control.  These properties and the hazardous substances released and wastes disposed on them may be subject to laws in the United States such as CERCLA, which impose joint and several liability without regard to fault or the legality of the original conduct.  Under the regulatory schemes of the various Canadian provinces, such as British Columbia's Environmental Management Act, Canada has similar laws with respect to properties owned, operated or used by us or our predecessors.  Under such laws and implementing regulations, we could be required to remove or remediate previously disposed wastes or property contamination, including contamination caused by prior owners or operators.  Imposition of such liability schemes could have a material adverse impact on our operations and financial position.

In addition, our oil and gas development and production activities are subject to numerous federal, state and local laws and regulations relating to environmental quality and pollution control.  These laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation.  Specifically, these activities are subject to laws and regulations regarding the acquisition of permits before drilling, restrictions on drilling activities in restricted areas, emissions into the environment, water discharges, transportation of hazardous materials, and storage and disposition of wastes.  In addition, legislation has been enacted that requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities.

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

table of content

Climate change regulation at the federal, state, provincial or regional levels could result in increased operating and capital costs for us.

Methane, a primary component of natural gas, and carbon dioxide, which is naturally occurring and also a byproduct of the burning of natural gas, are examples of greenhouse gases.  The U.S. EPA began regulating the greenhouse gas emissions of certain stationary sources on January 2, 2011, and issued a final rule requiring the reporting of greenhouse gas emissions in the United States beginning in 2011 for emissions occurring in 2010 from specified large greenhouse gas emission sources, fractionated natural gas liquids, and the production of naturally occurring carbon dioxide, like our McElmo Dome carbon dioxide field, even when such production is not emitted to the atmosphere.

Because our operations, including our compressor stations and natural gas processing plants in our Natural Gas Pipelines segment, emit various types of greenhouse gases, primarily methane and carbon dioxide, such regulation could increase our costs related to operating and maintaining our facilities and require us to install new emission controls on our facilities, acquire allowances for our greenhouse gas emissions, pay taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program.  We are not able at this time to estimate such increased costs; however, they could be significant.  Recovery of such increased costs from our customers is uncertain in all cases and may depend on events beyond our control, including the outcome of future rate proceedings before the FERC and the provisions of any final legislation or other regulations.  Any of the foregoing could have adverse effects on our business, financial position, results of operations or cash flows.  For more information about climate change regulation, see Items 1 and 2 “Business and Properties—(c) Narrative Description of Business—Environmental Matters—Climate Change.”

Increased regulation of exploration and production activities, including hydraulic fracturing, could result in reductions or delays in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the volumes of natural gas transported on our or our joint ventures’ natural gas pipelines.

The natural gas industry is increasingly relying on natural gas supplies from unconventional sources, such as shale, tight sands and coal bed methane.  Natural gas extracted from these sources frequently requires hydraulic fracturing.  Hydraulic fracturing involves the pressurized injection of water, sand, and chemicals into the geologic formation to stimulate gas production and is a commonly used stimulation process employed by oil and gas exploration and production operators in the completion of certain oil and gas wells.  Recently, there have been initiatives at the federal and state levels to regulate or otherwise restrict the use of hydraulic fracturing.  Adoption of legislation or regulations placing restrictions on hydraulic fracturing activities could impose operational delays, increased operating costs and additional regulatory burdens on exploration and production operators, which could reduce their production of natural gas and, in turn, adversely affect our revenues and results of operations by decreasing the volumes of natural gas transported on our or our joint ventures’ natural gas pipelines, several of which gather gas from areas in which the use of hydraulic fracturing is prevalent.

Our substantial debt could adversely affect our financial health and make us more vulnerable to adverse economic conditions.

As of December 31, 2011, we had $12.8 billion of consolidated debt (excluding the value of interest rate swap agreements).  This level of debt could have important consequences, such as (i) limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements or potential growth or for other purposes; (ii) limiting our ability to use operating cash flow in other areas of our business or to pay distributions because we must dedicate a substantial portion of these funds to make payments on our debt; (iii) placing us at a competitive disadvantage compared to competitors with less debt; and (iv) increasing our vulnerability to adverse economic and industry conditions.

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

As of December 31, 2011, approximately $6.0 billion (47%) of our total $12.8 billion consolidated debt (excluding the value of interest rate swap agreements) was subject to variable interest rates, either as short-term or long-term debt of variable rate debt obligations or as long-term fixed-rate debt effectively converted to variable rates through the use of interest rate swaps.  Should interest rates increase, the amount of cash required to service this debt would increase and our earnings could be adversely affected.  For more information about our interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

Current or future distressed financial conditions of our customers could have an adverse impact on us in the event these customers are unable to pay us for the products or services we provide.

Some of our customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness.  We cannot provide assurance that one or more of our financially distressed customers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations or future cash flows.  Furthermore, the bankruptcy of one or more of our customers, or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed by the distressed entity or entities.  In addition, such events might force such customers to reduce or curtail their future use of our products and services, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

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

Changes in the business environment, such as a decline in crude oil or natural gas prices, an increase in production costs from higher feedstock prices, supply disruptions, or higher development costs, could result in a slowing of supply from oil and natural gas producing areas.  In addition, changes in the regulatory environment or governmental policies may have an impact on the supply of crude oil and natural gas.  Each of these factors impact our customers shipping through our pipelines, which in turn could impact the prospects of new transportation contracts or renewals of existing contracts.

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

table of content

The future success of our oil and gas development and production operations depends in part upon our ability to develop additional oil and gas reserves that are economically recoverable.

The rate of production from oil and natural gas properties declines as reserves are depleted.  Without successful development activities, the reserves and revenues of the oil and gas producing assets within our CO2 business segment will decline. We may not be able to develop or acquire additional reserves at an acceptable cost or have necessary financing for these activities in the future.  Additionally, if we do not realize production volumes greater than, or equal to, our hedged volumes, we may suffer financial losses not offset by physical transactions.

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

The revenues, profitability and future growth of our CO2 business segment and the carrying value of its oil, natural gas liquids and natural gas properties depend to a large degree on prevailing oil and gas prices.  For 2012, we estimate that every $1 change in the average West Texas Intermediate crude oil price per barrel would impact our CO2 segment’s cash flows by approximately $5.8 million.  Prices for oil, natural gas liquids and natural gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil, natural gas liquids and natural gas, uncertainties within the market and a variety of other factors beyond our control.  These factors include, among other things (i) weather conditions and events such as hurricanes in the United States; (ii) the condition of the United States economy; (iii) the activities of the Organization of Petroleum Exporting Countries; (iv) governmental regulation; (v) political stability in the Middle East and elsewhere; (vi) the foreign supply of and demand for oil and natural gas; (vii) the price of foreign imports; and (viii) the availability of alternative fuel sources.

A sharp decline in the price of oil, natural gas liquids or natural gas would result in a commensurate reduction in our revenues, income and cash flows from the production of oil, natural gas liquids, and natural gas and could have a material adverse effect on the carrying value of our proved reserves.  In the event prices fall substantially, we may not be able to realize a profit from our production and would operate at a loss.  In recent decades, there have been periods of both worldwide overproduction and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts.  Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis.  These periods have been followed by periods of short supply of, and increased demand for, crude oil and natural gas.  The excess or short supply of crude oil or natural gas has placed pressures on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand.  These fluctuations impact the accuracy of assumptions used in our budgeting process.  For more information about our energy and commodity market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Energy Commodity Market Risk.”

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

table of content

The accounting standards regarding hedge accounting are very complex, and even when we engage in hedging transactions (for example, to mitigate our exposure to fluctuations in commodity prices or currency exchange rates or to balance our exposure to fixed and variable interest rates) that are effective economically, these transactions may not be considered effective for accounting purposes.  Accordingly, our consolidated financial statements may reflect some volatility due to these hedges, even when there is no underlying economic impact at the dates of those statements.  In addition, it is not always possible for us to engage in hedging transactions that completely mitigate our exposure to commodity prices.  Our consolidated financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge.  For more information about our hedging activities, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Hedging Activities” and Note 13 to our consolidated financial statements included elsewhere in this report.

The recent adoption of derivatives legislation by the U.S. Congress could have an adverse effect on our ability to hedge risks associated with our business.

The Dodd-Frank Act was signed into law by the President on July 21, 2010, and requires the Commodities Futures Trading Commission, referred to as the CFTC, and the SEC to promulgate rules and regulations establishing federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market.  The act also requires the CFTC to institute broad new position limits for futures and options traded on regulated exchanges.  As the law favors exchange trading and clearing, the Dodd-Frank Act also may require us to move certain derivatives transactions to exchanges where no trade credit is provided and also comply with margin requirements in connection with our derivatives activities that are not exchange traded, although the application of those provisions to us is uncertain at this time.  The Dodd-Frank Act also requires many counterparties to our derivatives instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty, or cause the entity to comply with the capital requirements, which could result in increased costs to counterparties such as us.  The Dodd-Frank Act and any new regulations could (i) significantly increase the cost of derivative contracts (including those requirements to post collateral, which could adversely affect our available liquidity); (ii) reduce the availability of derivatives to protect against risks we encounter; and (iii) reduce the liquidity of energy related derivatives.

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

table of content

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

table of content

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

table of content

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

Current law or our business may change, causing us to be treated as a corporation for U.S. federal income tax purposes or otherwise subjecting us to entity-level taxation.  Members of Congress are considering substantive changes to the existing U.S. federal income tax laws that could affect the tax treatment of certain publicly-traded partnerships.  For example, federal income tax legislation recently has been considered by Congress that would eliminate partnership tax treatment for certain publicly-traded partnerships. Although the legislation most recently considered by Congress would not appear to affect our tax treatment as a partnership for U.S. federal income tax purposes, we are unable to predict whether any other proposals will ultimately be enacted.  Any such changes could negatively impact our cash flows and the value of our common units.

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

table of content

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

If a common unitholder sells its common units, the common unitholder will recognize a gain or loss equal to the difference between the amount realized and that common unitholder’s adjusted tax basis in those common units.  Because distributions in excess of a common unitholder’s allocable share of our net taxable income decrease that unitholder’s tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the common units sold will, in effect, become taxable income allocated to that unitholder if the unitholder sells such common units at a price greater than that unitholder’s tax basis in those common units, even if the price received is less than the original cost.  Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture.  In addition, because the amount realized may include a common unitholder’s share of our nonrecourse liabilities, if a unitholder sells its common units, such unitholder may incur a tax liability in excess of the amount of cash received from the sale.

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

Our treatment of a purchaser of common units as having the same tax benefits as the seller could be challenged, resulting in a reduction in value of our common units.

Because we cannot match transferors and transferees of common units, we are required to maintain the uniformity of the economic and tax characteristics of these common units in the hands of the purchasers and sellers of these common units.  We do so by adopting certain depreciation conventions that do not conform to all aspects of the U.S. Treasury regulations.  A successful IRS challenge to these conventions could adversely affect the tax benefits to a common unitholder of ownership of our common units  and could have a negative impact on the value of our common units or result in audit adjustments to a common unitholder’s tax returns.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased.  The IRS may challenge this treatment, which could adversely affect the value of the common units.

table of content

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

table of content

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

KMI indirectly owns all the common stock of Kinder Morgan G.P., Inc., our general partner.  If KMI or Kinder Morgan Kansas, Inc. defaults on its debt, then the lenders under such debt, in exercising their rights as lenders, could acquire control of our general partner or otherwise influence our general partner through control of KMI or Kinder Morgan Kansas, Inc.

Item 1B.  Unresolved Staff Comments.

None.

Item 3.  Legal Proceedings.

See Note 16 to our consolidated financial statements included elsewhere in this report.

Item 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95.1 to this annual report.

table of content

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

	Price Range
	High	Low	Declared Cash Distributions	i-unit Distributions
2011 First Quarter	$74.51	$69.66	$1.14	0.017102
Second Quarter	78.00	69.50	1.15	0.017895
Third Quarter	74.00	63.42	1.16	0.017579
Fourth Quarter	84.95	65.00	1.16	0.014863

2010 First Quarter	$65.55	$58.00	$1.07	0.017863
Second Quarter	69.33	57.40	1.09	0.018336
Third Quarter	69.90	63.15	1.11	0.017844
Fourth Quarter	71.72	68.19	1.13	0.017393

Distribution information is for distributions declared with respect to that quarter.  The declared distributions were paid within 45 days after the end of the quarter.  We currently expect to declare cash distributions of $4.98 per unit for 2012; however, no assurance can be given that we will be able to achieve this level of distribution.

As of January 31, 2012, there were approximately 443,000 holders of our common units (based on the number of record holders and individual participants in security position listings), one holder of our Class B units and one holder of our i-units.

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

We did not repurchase any units during the fourth quarter of 2011 or sell any unregistered units in the fourth quarter of 2011.

table of content

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

	Year Ended December 31,
	2011(e)	2010(e)	2009(e)	2008(f)	2007(g)
	(In millions, except per unit and ratio data)
Income and Cash Flow Data:
Revenues	$8,211.2	$8,077.7	$7,003.4	$11,740.3	$9,217.7
Operating income	$1,670.5	$1,605.1	$1,515.1	$1,551.5	$807.7
Earnings from equity investments	$311.1	$223.1	$189.7	$160.8	$69.7
Income from continuing operations	$1,268.4	$1,327.1	$1,283.8	$1,317.2	$423.4
Income from discontinued operations(a)	$-	$-	$-	$1.3	$173.9
Net income	$1,268.4	$1,327.1	$1,283.8	$1,318.5	$597.3
Limited Partners’ interest in net income (loss)	$82.8	$431.4	$331.7	$499.0	$(21.3)

Limited Partners’ net income (loss) per unit:
Income (loss) per unit from continuing operations	$0.25	$1.40	$1.18	$1.94	$(0.82)
Income from discontinued operations	-	-	-	-	0.73
Net income (loss) per unit	$0.25	$1.40	$1.18	$1.94	$(0.09)

Per unit cash distribution declared(b)	$4.61	$4.40	$4.20	$4.02	$3.48
Ratio of earnings to fixed charges(c)	3.16	3.50	3.82	3.77	2.13
Capital expenditures	$1,199.5	$1,000.9	$1,323.8	$2,533.0	$1,691.6

Balance Sheet Data (at end of period):
Net property, plant and equipment	$15,595.8	$14,603.9	$14,153.8	$13,241.4	$11,591.3
Total assets	$24,102.7	$21,861.1	$20,262.2	$17,885.8	$15,177.8
Long-term debt(d)	$11,159.5	$10,277.4	$9,997.7	$8,274.9	$6,455.9
____________

(a)
Represents income from the operations of our North System natural gas liquids pipeline system.  Due to the October 2007 sale of our North System, we accounted for the North System business as a discontinued operation.  In 2008, we recorded incremental gain adjustments of $1.3 million related to our sale of the North System, and except for this gain adjustment on our disposal of the North System, we recorded no other financial results from the operations of the North System during 2008.  The 2007 amount includes gains of $152.8 million on the disposal of our North System.

(b)	Represents the amount of cash distributions declared with respect to that year.
(c)
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

(d)
Excludes value of interest rate swaps.  Increases to long-term debt for value of interest rate swaps totaled $1,078.9 million as of December 31, 2011, $604.9 million as of December 31, 2010, $332.5 million as of December 31, 2009, $951.3 million as of December 31, 2008 and $152.2 million as of December 31, 2007.

(e)
For each of the years 2011, 2010 and 2009, includes results of operations for net assets acquired since effective dates of acquisition.  For further information on these acquisitions, see Note 3 to our consolidated financial statements included elsewhere in this report.

(f)
Includes results of operations for the terminal assets acquired from Chemserve, Inc., and the refined petroleum products terminal located in Phoenix, Arizona acquired from ConocoPhillips since effective dates of acquisition.  We acquired the terminal assets from Chemserve, Inc. effective August 15, 2008, and we acquired the refined petroleum products terminal from ConocoPhillips effective December 10, 2008. The increase in overall revenues in 2008 was primarily due to incremental revenues earned from the sales of natural gas by our Natural Gas Pipelines business segment.

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

table of content

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.  Additional sections in this report which should be helpful to the reading of our discussion and analysis include the following: (i) a description of our business strategy found in Items 1 and 2 “Business and Properties—(c) Narrative Description of Business—Business Strategy;” (ii) a description of developments during 2011, found in Items 1 and 2 “Business and Properties—(a) General Development of Business—Recent Developments;” and (iii) a description of risk factors affecting us and our business, found in Item 1A “Risk Factors.”

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

table of content

As an energy infrastructure owner and operator in multiple facets of the United States’ and Canada’s various energy businesses and markets, we examine a number of variables and factors on a routine basis to evaluate our current performance and our prospects for the future.  Many of our operations are regulated by various U.S. and Canadian regulatory bodies and a portion of our business portfolio (including our Kinder Morgan Canada business segment, the Canadian portion of our Cochin Pipeline, and our bulk and liquids terminal facilities located in Canada) uses the local Canadian dollar as the functional currency for its Canadian operations and enters into foreign currency-based transactions, both of which affect segment results due to the inherent variability in U.S. - Canadian dollar exchange rates.  To help understand our reported operating results, all of the following references to “foreign currency effects” or similar terms in this section represent our estimates of the changes in financial results, in U.S. dollars, resulting from fluctuations in the relative value of the Canadian dollar to the U.S. dollar.  The references are made to facilitate period-to-period comparisons of business performance and may not be comparable to similarly titled measures used by other registrants.

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

With respect to our interstate natural gas pipelines and related storage facilities, the revenues from these assets are primarily received under contracts with terms that are fixed for various and extended periods of time.  To the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate risk of reduced volumes and prices by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity.  These long-term contracts are typically structured with a fixed-fee reserving the right to transport natural gas and specify that we receive the majority of our fee for making the capacity available, whether or not the customer actually chooses to utilize the capacity.  Similarly, in our Texas Intrastate Pipeline business, we currently derive approximately 75% of our sales and transport margins from long-term transport and sales contracts that include requirements with minimum volume payment obligations.  As contracts expire, we have additional exposure to the longer term trends in supply and demand for natural gas.  As of December 31, 2011, the remaining average contract life of our natural gas transportation contracts (including our intrastate pipelines) was approximately eight years.

Our CO2 sales and transportation business primarily has contracts with minimum volume requirements, which as of December 31, 2011, had a remaining average contract life of four years (this remaining average contract life includes intercompany sales; when we eliminate intercompany sales, the remaining average contract life is approximately five years).  Carbon dioxide sales contracts vary from customer to customer and have evolved over time as supply and demand conditions have changed.  Our recent contracts have generally provided for a delivered price tied to the price of crude oil, but with a floor price.  On a volume-weighted basis, for contracts making deliveries in 2012, and utilizing the average oil price per barrel contained in our 2012 budget, approximately 70% of our contractual volumes are based on a fixed fee or floor price, and 30% fluctuate with the price of oil (these percentages include intercompany sales; when we eliminate intercompany sales, the percentages are 72% and 28%, respectively).  In the long-term, our success in this business is driven by the demand for carbon dioxide.  However, short-term changes in the demand for carbon dioxide typically do not have a significant impact on us due to the required minimum sales volumes under many of our contracts.  In our CO2 segment’s oil and gas producing activities, we monitor the amount of capital we expend in relation to the amount of production that we expect to add.  In that regard, our production during any period is an important measure.  In addition, the revenues we receive from our crude oil, natural gas liquids and carbon dioxide sales are affected by the prices we realize from the sale of these products.  Over the long-term, we will tend to receive prices that are dictated by the demand and overall market price for these products.  In the shorter term, however, market prices are likely not indicative of the revenues we will receive due to our risk management, or hedging, program, in which the prices to be realized for certain of our future sales quantities are fixed, capped or bracketed through the use of financial derivative contracts, particularly for crude oil.  Our realized weighted average crude oil price per barrel, with all hedges allocated to oil, was $69.73 per barrel in 2011, $59.96 per barrel in 2010 and $49.55 per barrel in 2009.  Had we not used energy derivative contracts to transfer commodity price risk, our crude oil sales prices would have averaged $92.61 per barrel in 2011, $76.93 per barrel in 2010 and $59.02 per barrel in 2009.

table of content

The factors impacting our Terminals business segment generally differ depending on whether the terminal is a liquids or bulk terminal, and in the case of a bulk terminal, the type of product being handled or stored.  As with our refined petroleum products pipeline transportation business, the revenues from our bulk terminals business are generally driven by the volumes we handle and/or store, as well as the prices we receive for our services, which in turn are driven by the demand for the products being shipped or stored.  While we handle and store a large variety of products in our bulk terminals, the primary products are coal, petroleum coke, and steel.  For the most part, we have contracts for this business that have minimum volume guarantees and are volume based above the minimums.  Because these contracts are volume based above the minimums, our profitability from the bulk business can be sensitive to economic conditions.  Our liquids terminals business generally has longer-term contracts that require the customer to pay regardless of whether they use the capacity.  Thus, similar to our natural gas pipeline business, our liquids terminals business is less sensitive to short-term changes in supply and demand.  Therefore, the extent to which changes in these variables affect our terminals business in the near term is a function of the length of the underlying service contracts (which is typically approximately four years), the extent to which revenues under the contracts are a function of the amount of product stored or transported, and the extent to which such contracts expire during any given period of time.  To the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate the risk of reduced volumes and pricing by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity.  In addition, weather-related factors such as hurricanes, floods and droughts may impact our facilities and access to them and, thus, the profitability of certain terminals for limited periods of time or, in relatively rare cases of severe damage to facilities, for longer periods.

In our discussions of the operating results of individual businesses that follow (see “—Results of Operations” below), we generally identify the important fluctuations between periods that are attributable to acquisitions and dispositions separately from those that are attributable to businesses owned in both periods.  Continuing our history of making accretive acquisitions and economically advantageous expansions of existing businesses, in 2011, we invested approximately $2.6 billion for both strategic business acquisitions and expansions of existing assets.  Our capital investments have helped us to achieve compound annual growth rates in cash distributions to our limited partners of 4.8%, 4.7% and 7.2%, respectively, for the one-year, three-year and five-year periods ended December 31, 2011.

Thus, the amount that we are able to increase distributions to our unitholders will, to some extent, be a function of our ability to complete successful acquisitions and expansions.  We believe we will continue to have opportunities for expansion of our facilities in many markets, and we have budgeted approximately $1.7 billion for our 2012 capital expansion program, including small acquisitions and investment contributions.  Based on our historical record and because there is continued demand for energy infrastructure in the areas we serve, we expect to continue to have such opportunities in the future, although the level of such opportunities is difficult to predict.

In addition, we regularly consider and enter into discussions regarding potential acquisitions, including those from KMI or its affiliates, and are currently contemplating potential acquisitions.  While there are currently no unannounced purchase agreements for the acquisition of any material business or assets, such transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets or operations.  Our ability to make accretive acquisitions is a function of the availability of suitable acquisition candidates at the right cost, and includes factors over which we have limited or no control.  Thus, we have no way to determine the number or size of accretive acquisition candidates in the future, or whether we will complete the acquisition of any such candidates.

Our ability to make accretive acquisitions or expand our assets is impacted by our ability to maintain adequate liquidity and to raise the necessary capital needed to fund such acquisitions.  As a master limited partnership, we distribute all of our available cash and we access capital markets to fund acquisitions and asset expansions.  Historically, we have succeeded in raising necessary capital in order to fund our acquisitions and expansions, and although we cannot predict future changes in the overall equity and debt capital markets (in terms of tightening or loosening of credit), we believe that our stable cash flows, our investment grade credit rating, and our historical record of successfully accessing both equity and debt funding sources should allow us to continue to execute our current investment, distribution and acquisition strategies, as well as refinance maturing debt when required.  For a further discussion of our liquidity, including our public debt and equity offerings in 2011, please see “—Liquidity and Capital Resources” below.

Critical Accounting Policies and Estimates

Accounting standards require information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of U.S. generally accepted accounting principles involves the exercise of varying degrees of judgment.  Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time our financial statements are prepared.  These estimates and assumptions affect the amounts we report for our assets and liabilities, our revenues and expenses during the reporting period, and our disclosure of contingent assets and liabilities at the date of our financial statements.  We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances.  Nevertheless, actual results may differ significantly from our estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

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

Legal Matters

We are subject to litigation and regulatory proceedings as a result of our business operations and transactions.  We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from orders, judgments or settlements.  In general, we expense legal costs as incurred; accordingly, to the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected.  When we identify specific litigation that is expected to continue for a significant period of time, is reasonably possible to occur, and may require substantial expenditures, we identify a range of possible costs expected to be required to litigate the matter to a conclusion or reach an acceptable settlement.  Generally, if no amount within this range is a better estimate than any other amount, we record a liability equal to the low end of the range.  Any such liability recorded is revised as better information becomes available.

As of December 31, 2011, our most significant ongoing litigation proceedings involved our West Coast Products Pipelines.  Transportation rates charged by certain of these pipeline systems are subject to proceedings at the FERC and the CPUC involving shipper challenges to the pipelines’ interstate and intrastate (California) rates, respectively.  For more information on our regulatory proceedings, see Note 16 to our consolidated financial statements included elsewhere in this report.

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

Excluding goodwill, our other intangible assets include customer contracts, relationships and agreements, lease value, and technology-based assets.  These intangible assets have definite lives, are being amortized in a systematic and rational manner over their estimated useful lives, and are reported separately as “Other intangibles, net” in our accompanying consolidated balance sheets.  For more information on our amortizable intangibles, see Note 7 to our consolidated financial statements included elsewhere in this report.

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

Hedging Activities

We engage in a hedging program that utilizes derivative contracts to mitigate (offset) our exposure to fluctuations in energy commodity prices and to balance our exposure to fixed and variable interest rates, and we believe that these hedges are generally effective in realizing these objectives.  According to the provisions of U.S. generally accepted accounting principles, to be considered effective, changes in the value of a derivative contract or its resulting cash flows must substantially offset changes in the value or cash flows of the item being hedged, and any ineffective portion of the hedge gain or loss and any component excluded from the computation of the effectiveness of the derivative contract must be reported in earnings immediately.

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

table of content

Results of Operations

Consolidated

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines(b)	$463.1	$504.5	$584.5
Natural Gas Pipelines(c)	774.2	836.3	789.6
CO2(d)	1,098.6	965.5	782.9
Terminals(e)	704.5	641.3	599.0
Kinder Morgan Canada(f)	201.6	181.6	154.5
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	3,242.0	3,129.2	2,910.5

Depreciation, depletion and amortization expense	(954.5)	(904.8)	(850.8)
Amortization of excess cost of equity investments	(6.7)	(5.8)	(5.8)
General and administrative expenses(g)	(472.7)	(375.2)	(330.3)
Interest expense, net of unallocable interest income(h)	(531.0)	(506.4)	(431.3)
Unallocable income tax expense	(8.7)	(9.9)	(8.5)
Net income	1,268.4	1,327.1	1,283.8
Net income attributable to noncontrolling interests(i)	(10.6)	(10.8)	(16.3)
Net income attributable to Kinder Morgan Energy Partners, L.P.	$1,257.8	$1,316.3	$1,267.5
____________

(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other expense (income).  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)
2011 amount includes (i) a $168.2 million increase in expense associated with rate case liability adjustments; (ii) a $60.0 million increase in expense associated with rights-of-way lease payment liability adjustments for periods prior to 2011; (iii) an $8.6 million increase in expense associated with environmental liability adjustments; (iv) a $6.7 million increase in expense associated with legal liability adjustments related to a litigation matter involving our Calnev pipeline’s Las Vegas terminal operations; (v) a $12.1 million increase in income from both the disposal of property and the settlement of a legal matter related to the sale of a portion of our Gaffey Street, California land; and (vi) a $0.1 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to us from KMI (we do not have any obligation, nor did we pay any amounts or realize any direct benefits related to this compensation expense).  2010 amount includes (i) a $172.0 million increase in expense associated with rate case liability adjustments; (ii) an $18.0 million decrease in income associated with combined property environmental expenses and the demolition of physical assets in preparation for the sale of our Gaffey Street, California land; (iii) a $2.5 million increase in expense associated with environmental liability adjustments; (iv) an $8.8 million gain from the sale of a 50% ownership interest in the Cypress pipeline system and the revaluation of our remaining interest to fair value; and (v) a $0.7 million increase in income resulting from unrealized foreign currency gains on long-term debt transactions.  2009 amount includes (i) a $23.0 million increase in expense associated with adjustments to long-term receivables for environmental cost recoveries; (ii) an $18.0 million increase in expense associated with rate case and other legal liability adjustments; (iii) an $11.5 million increase in expense associated with environmental liability adjustments; (iv) a $1.7 million increase in income resulting from unrealized foreign currency gains on long-term debt transactions; and (v) a $0.2 million increase in income from hurricane casualty gains.

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

table of content

(d)
2011, 2010 and 2009 amounts include a $5.2 million unrealized gain, a $5.3 million unrealized gain and a $13.5 million unrealized loss, respectively, related to derivative contracts used to hedge forecasted crude oil sales.

(e)
2011 amount includes (i) a $4.8 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to us from KMI (we do not have any obligation, nor did we pay any amounts or realize any direct benefits related to this compensation expense); (ii) a $4.3 million casualty indemnification gain related to a 2008 fire at our Pasadena, Texas liquids terminal; (iii) a $2.2 million increase in income associated with the sale of a 51% ownership interest in two of our subsidiaries: River Consulting LLC and Devco USA L.L.C.; (iv) a $1.5 million increase in income from the sale of our ownership interest in Arrow Terminals B.V.; (v) a $1.3 million increase in income from adjustments associated with the sale of our ownership interest in the boat fleeting business we acquired from Megafleet Towing Co., Inc. in April 2009; (vi) a $7.6 million decrease in income from casualty insurance deductibles and the write-off of assets related to casualty losses; (vii) a $2.0 million increase in expense associated with environmental liability adjustments; (viii) a $0.6 million increase in expense associated with the settlement of a litigation matter at our Carteret, New Jersey liquids terminal; and (ix) a combined $0.5 million decrease in income from property write-offs and expenses associated with the on-going dissolution of our partnership interest in Globalplex Handling.  2010 amount includes (i) a combined $7.4 million decrease in income from casualty insurance deductibles and the write-off of assets related to casualty losses; (ii) a combined $4.1 million decrease in income associated with a write-down of the carrying value of net assets to be sold to their estimated fair values as of December 31, 2010 (associated with the sale of our ownership interest in the boat fleeting business we acquired from Megafleet Towing Co., Inc. in April 2009); (iii) a $0.6 million increase in expense related to storm and flood clean-up and repair activities; (iv) a $6.7 million casualty indemnification gain related to a 2008 fire at our Pasadena, Texas liquids terminals; and (v) a $0.2 million decrease in expense from certain measurement period adjustments related to our March 5, 2010 Slay Industries terminal acquisition.  2009 amount includes (i) a $24.0 million increase in income from hurricane and fire casualty gains and clean-up and repair activities; (ii) a $0.5 million decrease in expense associated with legal liability adjustments related to a litigation matter involving our Staten Island liquids terminal; (iii) a $0.9 million increase in expense associated with environmental liability adjustments; and (iv) a $0.7 million increase in expense associated with adjustments to long-term receivables for environmental cost recoveries.

(f)
2011 amount includes a $3.1 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to us from KMI (we do not have any obligation, nor did we pay any amounts or realize any direct benefits related to this compensation expense).  2009 amount includes a $14.9 million increase in expense primarily due to certain non-cash regulatory accounting adjustments to Trans Mountain’s carrying amount of the previously established deferred tax liability, and a $3.7 million decrease in expense due to a certain non-cash accounting adjustment related to book tax accruals made by the Express pipeline system.

(g)
2011 amount includes (i) a combined $89.9 million increase in non-cash compensation expense (including $87.1 million related to a special bonus expense to non-senior management employees), allocated to us from KMI; however, we do not have any obligation, nor did we pay any amounts related to this expense; (ii) a combined $4.1 million increase in expense for unallocated legal expenses and certain asset and business acquisition expenses; and (iii) a $0.2 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season.  2010 amount includes (i) a $4.6 million increase in non-cash compensation expense allocated to us from KMI (we do not have any obligation, nor did we pay any amounts related to this expense); (ii) a $4.2 million increase in expense for certain asset and business acquisition costs; (iii) a $1.6 million increase in legal expense associated with items disclosed in these footnotes such as legal settlements and pipeline failures; and (iv) a $0.2 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season.  2009 amount includes (i) a $5.7 million increase in non-cash compensation expense, allocated to us from KMI (we do not have any obligation, nor did we pay any amounts related to this expense); (ii) a $2.3 million increase in expense for certain asset and business acquisition costs, which under prior accounting standards would have been capitalized; (iii) a $1.3 million increase in expense for certain land transfer taxes associated with our April 30, 2007 Trans Mountain acquisition; and (iv) a $2.7 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season.

(h)	2011, 2010 and 2009 amounts include increases in imputed interest expense of $0.7 million, $1.1 million and $1.6 million, respectively, related to our January 1, 2007 Cochin Pipeline acquisition.
(i)
2011, 2010 and 2009 amounts include decreases of $6.6 million, $4.6 million and $0.7 million, respectively, in net income attributable to our noncontrolling interests, related to the combined effect from all of the 2011, 2010 and 2009 items previously disclosed in these footnotes.

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

Total segment earnings before depreciation, depletion and amortization expenses increased by $112.8 million (4%) in 2011 compared to 2010; however, this overall increase in earnings included a decrease of $214.0 million from the effect of the certain items described in the footnotes to the table above (which combined to decrease total segment EBDA by $396.5 million and $182.5 million in 2011 and 2010, respectively).  The remaining $326.8 million (10%) increase in total segment earnings before depreciation, depletion and amortization in 2011 compared to 2010 resulted from better performance from all five of our reportable business segments, primarily due to increases attributable to our CO2 ($133.2 million), Natural Gas Pipelines ($115.2 million), and Terminals ($54.6 million) business segments.

table of content

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

Products Pipelines

	Year Ended December 31,
	2011	2010	2009
	(In millions, except operating statistics)
Revenues	$914.0	$883.0	$826.6
Operating expenses(a)	(499.7)	(414.6)	(269.5)
Other income (expense)(b)	10.0	(4.2)	(0.6)
Earnings from equity investments	50.6	33.1	29.0
Interest income and Other, net(c)	8.2	16.4	12.4
Income tax expense(d)	(20.0)	(9.2)	(13.4)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$463.1	$504.5	$584.5

Gasoline (MMBbl)(e)	398.0	403.5	400.1
Diesel fuel (MMBbl)	148.9	148.3	143.2
Jet fuel (MMBbl)	110.5	106.2	111.4
Total refined product volumes (MMBbl)	657.4	658.0	654.7
Natural gas liquids (MMBbl)	26.1	25.2	26.5
Total delivery volumes (MMBbl)(f)	683.5	683.2	681.2
Ethanol (MMBbl)(g)	30.4	29.9	23.1
__________

(a)
2011, 2010 and 2009 amounts include increases in expense of $8.6 million, $2.5 million and $11.5 million, respectively, associated with environmental liability adjustments.  2011 amount also includes a $168.2 million increase in expense associated with rate case liability adjustments, a $60.0 million increase in expense associated with rights-of-way lease payment liability adjustments, and a $6.7 million increase in expense associated with legal liability adjustments related to a litigation matter involving our Calnev pipeline’s Las Vegas terminal operations.  2010 amount also includes a $172.0 million increase in expense associated with rate case liability adjustments, and a $14.1 million increase in expense associated with environmental clean-up expenses and the demolition of physical assets in preparation for the sale of our Gaffey Street, California land.  2009 amount also includes a $23.0 million increase in expense associated with adjustments to long-term receivables for environmental cost recoveries, and an $18.0 million increase in expense associated with rate case and other legal liability adjustments.

(b)
2011 amount includes a $10.8 million increase in income from the sale of a portion of our Gaffey Street, California land.  2010 amount includes disposal losses of $3.9 million related to the retirement of our Gaffey Street, California land.  2009 amount includes a gain of $0.2 million from hurricane casualty indemnifications.

(c)
2011 amount includes a $1.3 million increase in income from the settlement of a legal matter related to the sale of a portion of our Gaffey Street, California land.  2010 and 2009 amounts include increases in income of $0.7 million and $1.7 million, respectively, resulting from unrealized foreign currency gains on long-term debt transactions.  2010 amount also includes an $8.8 million gain from the sale of a 50% ownership interest in the Cypress pipeline system and the revaluation of our remaining interest to fair value.

(d)
2011 amount includes a $0.1 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to us from KMI (we do not have any obligation, nor did we pay any amounts or realize any direct benefits related to this compensation expense).

(e)	Volumes include ethanol pipeline volumes.
(f)	Includes Pacific, Plantation, Calnev, Central Florida, Cochin, and Cypress pipeline volumes.
(g)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

table of content

Combined, the certain items described in the footnotes to the table above accounted for decreases in segment earnings before depreciation, depletion and amortization expenses of $48.3 million in 2011, and $132.4 million in 2010, when compared with the respective prior year.  Following is information related to the segment’s (i) remaining $6.9 million (1%) and $52.4 million (8%) increases in earnings before depreciation, depletion and amortization; and (ii) $31.0 million (4%) and $56.4 million (7%) increases in operating revenues in both 2011 and 2010, when compared with the respective prior year:

Year Ended December 31, 2011 versus Year Ended December 31, 2010

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Cochin Pipeline	$17.5	53%	$29.9	66%
Plantation Pipeline	8.6	19%	1.2	6%
West Coast Terminals	8.5	11%	9.8	10%
Pacific operations	(17.6)	(6)%	(11.1)	(3)%
Calnev Pipeline	(4.6)	(8)%	(3.4)	(5)%
Transmix operations	(3.5)	(9)%	2.8	6%
All others (including eliminations)	(2.0)	(2)%	1.8	1%
Total Products Pipelines	$6.9	1%	$31.0	4%
__________

The primary increases and decreases in our Products Pipelines business segment’s earnings before depreciation, depletion and amortization expenses in 2011 compared to 2010 were attributable to the following:

▪
a $17.5 million (53%) increase from our Cochin natural gas liquids pipeline system—largely related to a 33% increase in system-wide throughput volumes, partially offset by increased income tax expense due to the year-over-year increase in pre-tax income;

▪
an $8.6 million (19%) increase from our approximate 51% equity interest in the Plantation pipeline system.  The increase in Plantation’s earnings was primarily due to higher oil loss allowance revenues, a 4% increase in transport volumes, and the absence of an expense from the write-off of an uncollectible receivable in the first quarter of 2010;

▪
an $8.5 million (11%) increase from our West Coast terminal operations—due mainly to the completion of various terminal expansion projects that increased liquids tank capacity, and partly to higher rates on existing storage;

▪
a $17.6 million (6%) decrease from our Pacific operations—due largely to an $11.1 million decrease in revenues and a $6.1 million increase in combined operating expenses.  The decrease in revenues was primarily due to lower average tariffs, due both to lower rates on the system’s East Line deliveries as a result of rate case settlements since the end of 2010 and lower military tenders.  This decrease was partially offset by higher terminal revenues attributable to a 10% increase in ethanol handling volumes.  The increase in operating expenses was mainly due to a $7.5 million increase in expense associated with liability adjustments made pursuant to an adverse tentative court decision on the amount of 2011 rights-of-way lease payment obligations;

▪
a $4.6 million (8%) decrease from our Calnev Pipeline—due largely to a 21% drop in ethanol handling volumes that related to both lower deliveries to the Las Vegas market and incremental ethanol blending services offered by a competing terminal; and

▪	a $3.5 million (9%) decrease from our Transmix processing operations—due mainly to a $4.2 million decrease in income from lower product gains relative to 2010.

table of content

Year Ended December 31, 2010 versus Year Ended December 31, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Pacific operations	$40.0	15%	$49.9	13%
Southeast Terminals	14.9	28%	12.0	15%
West Coast Terminals	10.5	16%	10.7	12%
Plantation Pipeline	3.2	8%	(0.3)	(1)%
Central Florida Pipeline	2.9	6%	1.4	2%
Cochin Pipeline	(20.4)	(38)%	(16.6)	(27)%
All others (including eliminations)	1.3	1%	(0.7)	(1)%
Total Products Pipelines	$52.4	8%	$56.4	7%
__________

The primary increases and decreases in our Products Pipelines business segment’s earnings before depreciation, depletion and amortization expenses in 2010 compared to 2009 were attributable to the following:

▪
a $40.0 million (15%) increase from our Pacific operations—due largely to a $49.9 million (13%) increase in operating revenues, consisting of a $32.1 million (11%) increase in mainline delivery revenues and a $17.8 million (17%) increase in fee-based terminal revenues.  The increase in pipeline delivery revenues was attributable to higher average tariff rates in 2010 (due in part to FERC-approved rate increases) and to military tender rate increases.  Overall mainline delivery volumes were essentially flat across both years.  The increase in terminal revenues was mainly attributable to incremental ethanol handling services that were due in part to mandated increases in ethanol blending rates in California since the end of 2009;

▪
a $14.9 million (28%) increase from our Southeast terminal operations—due to both increased ethanol throughput (driven by continued high demand during 2010 in the ethanol and biofuels markets) and higher product inventory gains relative to the prior year;

▪
a $10.5 million (16%) increase from our West Coast terminal operations—driven by higher warehousing revenues and incremental customers at our combined Carson/Los Angeles Harbor terminal system, higher biodiesel revenues from our two Portland, Oregon liquids facilities, and incremental earnings contributions from the terminals’ Portland, Oregon Airport pipeline, which was acquired on July 31, 2009;

▪
a $3.2 million (8%) increase from our equity investment in Plantation.  The increase in Plantation’s earnings was driven by both higher products transportation revenues and higher oil loss allowance revenues.  The increase in transportation revenues was due to a 2% increase in pipeline throughput volumes, resulting from both an upgrade at a refinery in Louisiana and to mainline allocation on a competing pipeline.  The increase in oil loss allowance revenues was associated with the increase in volumes and an increase in products prices, relative to the prior year;

▪	a $2.9 million (6%) increase from our Central Florida Pipeline—due mainly to incremental product inventory gains and partly to higher ethanol handling revenues; and

▪
a $20.4 million (38%) decrease from our Cochin pipeline system—attributable to a $16.6 million (27%) drop in revenues and a $3.8 million (35%) increase in operating expenses.  The lower revenues reflected a 32% decline in propane delivery volumes, due to milder weather, a drop in grain drying demand, and the negative impacts from unfavorable tariff changes in 2010.  The increase in operating expenses was primarily related to favorable settlements reached in the first quarter of 2009 with the seller of the remaining approximate 50.2% interest in the Cochin pipeline system that we purchased on January 1, 2007.

table of content

Natural Gas Pipelines

	Year Ended December 31,
	2011	2010	2009
	(In millions, except operating statistics)
Revenues(a)	$4,265.1	$4,416.5	$3,806.9
Operating expenses(b)	(3,551.6)	(3,750.3)	(3,193.0)
Other income(c)	-	-	7.8
Earnings from equity investments	227.2	169.1	141.8
Interest income and Other, net(d)	(162.4)	4.3	31.8
Income tax expense	(4.1)	(3.3)	(5.7)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$774.2	$836.3	$789.6

Natural gas transport volumes (Bcf)(e)	2,925.0	2,584.2	2,285.1
Natural gas sales volumes (Bcf)(f)	804.7	797.9	794.5
__________

(a)	2010 amount includes a $0.4 million increase in revenues from certain measurement period adjustments related to our October 1, 2009 natural gas treating business acquisition.
(b)
2011 amount includes a $9.7 million increase in expense from the write-off of a receivable for fuel under-collected prior to 2011.  2009 amount includes a $5.6 million decrease in income resulting from unrealized mark to market losses due to the discontinuance of hedge accounting at Casper Douglas.  Beginning in the second quarter of 2008, our Casper and Douglas gas processing operations discontinued hedge accounting, and the last of the related derivative contracts expired in December 2009.  2009 amount also includes a $0.1 million increase in expense associated with adjustments to long-term receivables for environmental cost recoveries.

(c)	2009 amount represents gains from hurricane casualty indemnifications.
(d)	2011 amount includes a $167.2 million loss from the remeasurement of our previously held 50% equity interest in KinderHawk Field Services LLC to fair value.
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

Combined, the certain items described in the footnotes to the table above accounted for (i) decreases of $177.3 million and $1.7 million, respectively, in segment earnings before depreciation, depletion and amortization expenses in 2011 and 2010; and (ii) a decrease of $0.4 million and an increase of $0.4 million, respectively, in segment revenues in 2011 and 2010, when compared with the respective prior year.

Following is information related to the segment’s remaining (i) $115.2 million (14%) and $48.4 million (6%) increases in earnings before depreciation, depletion and amortization; and (ii) $151.0 million (3%) decrease and $609.2 million (16%) increase in operating revenues in 2011 and 2010, when compared with the respective prior year:

table of content

Year Ended December 31, 2011 versus Year Ended December 31, 2010

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
KinderHawk Field Services(a)	$92.5	n/a	$99.4	n/a
Fayetteville Express Pipeline(b)	23.8	n/a	n/a	n/a
Midcontinent Express Pipeline(b)	12.6	42%	n/a	n/a
Casper and Douglas Natural Gas Processing	7.6	36%	19.9	19%
Texas Intrastate Natural Gas Pipeline Group	5.8	2%	(251.5)	(6)%
Kinder Morgan Interstate Gas Transmission	(18.2)	(17)%	(29.6)	(17)%
Trailblazer Pipeline	(11.3)	(25)%	(7.6)	(14)%
All others (including eliminations)	2.4	1%	18.4	10%
Total Natural Gas Pipelines	$115.2	14%	$(151.0)	(3)%
__________

a)	Equity investment until July 1, 2011. See Note (b).
(b)
Equity investment.  We record earnings under the equity method of accounting, but we receive distributions in amounts essentially equal to equity earnings plus depreciation and amortization expenses less sustaining capital expenditures.

The primary increases and decreases in our Natural Gas Pipelines business segment’s earnings before depreciation, depletion and amortization expenses in 2011 compared to 2010 were attributable to the following:

▪
a $92.5 million increase from incremental earnings from our now wholly-owned KinderHawk Field Services LLC.  For more information about our two KinderHawk acquisitions, see Note 3 to our consolidated financial statements included elsewhere in this report;

▪	a $23.8 million increase from incremental equity earnings from our 50% interest in the Fayetteville Express pipeline system, which began firm contract transportation service on January 1, 2011;

▪
a $12.6 million (42%) increase in equity earnings from our 50% interest in the Midcontinent Express pipeline system—driven by higher transportation revenues and by the June 2010 completion of an expansion project that increased the system’s Zone 1 transportation capacity from 1.5 billion to 1.8 billion cubic feet per day, and Zone 2 capacity from 1.0 billion to 1.2 billion cubic feet per day;

▪	a $7.6 million (36%) increase from our Casper Douglas gas processing operations—attributable to a 40% increase in net processing spreads;

▪
a $5.8 million (2%) increase from our Texas intrastate natural gas pipeline group—primarily due to (i) a $29.8 million increase due to higher margins from both natural gas storage and transportation services (due to favorable storage price spreads and a 15% increase in transportation volumes); (ii) an $11.3 million increase due to incremental equity earnings from our 50% interest in Eagle Ford Gathering LLC; (iii) a $23.7 million drop in natural gas sales margin (mainly attributable to higher costs of natural gas supplies relative to sales price); and (iv) a $12.2 million decrease due to higher operating expenses (attributable primarily to higher pipeline integrity and remediation expenses);

▪
an $18.2 million (17%) decrease from our Kinder Morgan Interstate Gas Transmission pipeline system— driven by a $12.3 million decrease due to lower net fuel recoveries, related to both lower recovery factors resulting from a FERC regulatory settlement reached with shippers that became effective June 1, 2011, and lower average collection prices due to an overall drop in natural gas market prices relative to 2010; and

▪
an $11.3 million (25%) decrease from our Trailblazer pipeline system—mainly attributable to both a $4.8 million increase in expense from the write-off of receivables for under-collected fuel (incremental to the $9.7 million increase in expense that is described in footnote (b) to the results of operations table above and which relates to periods prior to 2011), and a $3.3 million decrease in natural gas transmission revenues, due largely to lower transportation base rates implemented in 2011 as a result of a 2010 rate case settlement.

table of content

Year Ended December 31, 2010 versus Year Ended December 31, 2009

	EBDA Increase/(decrease)		Revenues Increase/(decrease)
	(In millions, except percentages)
Kinder Morgan Natural Gas Treating	$33.8	360%	$48.1	339%
KinderHawk Field Services(a)	19.5	n/a	n/a	n/a
Midcontinent Express Pipeline(a)	15.4	105%	n/a	n/a
Kinder Morgan Louisiana Pipeline	14.1	34%	42.5	167%
Casper and Douglas Natural Gas Processing	8.8	71%	30.5	41%
Kinder Morgan Interstate Gas Transmission	(17.2)	(14)%	3.8	2%
Texas Intrastate Natural Gas Pipeline Group	(16.0)	(4)%	487.6	14%
Rockies Express Pipeline(a)	(10.0)	(10)%	n/a	n/a
All others (including eliminations)	-	-	(3.3)	(3)%
Total Natural Gas Pipelines	$48.4	6%	$609.2	16%
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

The primary increases and decreases in our Natural Gas Pipelines business segment’s earnings before depreciation, depletion and amortization expenses in 2010 compared to 2009 were attributable to the following:

▪
a $33.8 million (360%) increase from our Kinder Morgan Natural Gas Treating operations—due mainly to our acquisitions of natural gas treating operations from CrossTex Energy, Inc. on October 1, 2009, and from Gas-Chill, Inc. on September 1, 2010.  Combined, the acquired operations contributed incremental earnings before depreciation, depletion and amortization of $33.8 million, revenues of $48.1 million and operating expenses of $14.1 million in 2010;

▪	a $19.5 million increase due to incremental contributions from our initial 50% equity ownership interest in KinderHawk, acquired on May 21, 2010;

▪
a $15.4 million (105%) increase from our equity investment in Midcontinent Express—due primarily to the inclusion of a full year of operations in 2010 and the June 2010 completion of the expansion project described above.  Midcontinent Express initiated interim natural gas transportation service for its Zone 1 pipeline segment on April 10, 2009, achieved full Zone 1 service on May 21, 2009, and achieved full Zone 2 service on August 1, 2009;

▪
a $14.1 million (34%) increase from our Kinder Morgan Louisiana pipeline system—consisting of a $36.6 million increase in system operating income and a $22.5 million decrease in non-operating other income.  The increase from operations was mainly due to incremental transportation service (we commenced limited natural gas transportation service in April 2009 and we completed construction and began full transportation service on the system’s remaining portions in June 2009).  The drop in non-operating income, relative to 2009, reflected lower income pursuant to FERC regulations governing allowances for capital funds that are used for pipeline construction costs (an equity cost of capital allowance);

▪
an $8.8 million (71%) increase from our Casper Douglas gas processing operations—primarily attributable to higher natural gas processing spreads.  The $30.5 million (41%) year-to-year increase in revenues was driven by both a 4% increase in natural gas liquids sales volumes and a 41% increase in average natural gas liquids sales prices;

▪
a $17.2 million (14%) decrease from our Kinder Morgan Interstate Gas Transmission pipeline system—driven by a $7.2 million decrease due to lower margins on operational sales of natural gas, and a $6.8 million decrease due to lower pipeline net fuel recoveries.  Both decreases were due mainly to lower average natural gas prices in 2010.  KMIGT’s operational gas sales are primarily made possible by both collection of fuel in kind pursuant to its currently effective gas transportation tariff, and by recoveries of storage cushion gas volumes;

table of content

▪
a $16.0 million (4%) decrease from our Texas intrastate natural gas pipeline group—driven by (i) a $15.8 million decrease in earnings from overall storage activities (primarily due to lower price spreads due to unfavorable market conditions relative to 2009); (ii) a $3.5 million decrease from lower interest income, due to a one-time natural gas loan to a single customer in 2009; (iii) a $3.4 million decrease due to lower natural gas gains (primarily due to 2009 volume measurement gains related to the normal tracking of natural gas throughout the pipeline system); and (iv) a $2.8 million decrease in natural gas sales margins, largely attributable to higher costs of natural gas supplies relative to sales prices and less favorable market conditions.  The overall decrease in earnings in 2010 versus 2009 was partially offset by a $9.5 million increase in earnings due to higher natural gas processing margins, due mainly to higher natural gas liquids prices relative to 2009, and a $3.1 million increase in earnings due to incremental equity earnings from our 40%-owned Endeavor Gathering LLC, acquired effective November 1, 2009; and

▪
a $10.0 million (10%) decrease from our 50% interest in the Rockies Express pipeline system.  Compared to 2009, Rockies Express’ net income (on a 100% basis) dropped $18.1 million (9%) in 2010.  The decrease consisted of (i) a $70.3 million decrease primarily related to higher interest expenses, net of interest income; and (ii) a $52.2 million increase from higher system operating income.  The increase in interest expenses was due to higher non-cash allowances for borrowed funds used during construction in 2009 (which reduces interest expenses), and to debt obligations shifting from short-term to long-term at higher interest rates in 2010.  (Rockies Express issued $1.7 billion aggregate principal amount of fixed rate senior notes in a private offering in March 2010 to secure permanent financing for the Rockies Express pipeline construction costs).  The increase in operating income was driven by incremental transportation service revenues related to the completion and start-up of the Rockies Express-East pipeline segment, the third and final phase of the Rockies Express system.  Rockies Express-East began initial pipeline service on June 29, 2009 and began full operations on November 12, 2009.

The overall changes in both segment revenues and segment operating expenses (which include natural gas costs of sales) in both pairs of comparable years primarily relate to the natural gas purchase and sale activities of our Texas intrastate natural gas pipeline group, with the variances from year-to-year in both revenues and operating expenses mainly due to corresponding changes in the intrastate group’s average prices and volumes for natural gas purchased and sold.  Our intrastate group both purchases and sells significant volumes of natural gas, which is often stored and/or transported on its pipelines, and because the group generally sells natural gas in the same price environment in which it is purchased, the increases and decreases in its natural gas sales revenues are largely offset by corresponding increases and decreases in its natural gas purchase costs.  It realizes earnings by capturing the favorable differences between the changes in its gas sales prices, purchase prices and transportation costs, including fuel.  Our intrastate group accounted for 85%, 88% and 89%, respectively, of the segment’s revenues in 2011, 2010 and 2009, and 93%, 94% and 95%, respectively, of the segment’s operating expenses in 2011, 2010 and 2009.

CO2

	Year Ended December 31,
	2011	2010	2009
	(In millions, except operating statistics)
Revenues(a)	$1,416.2	$1,245.7	$1,035.7
Operating expenses	(342.5)	(308.1)	(271.1)
Earnings from equity investments	24.1	22.5	22.3
Interest income and Other, net	5.2	4.5	-
Income tax benefit (expense)	(4.4)	0.9	(4.0)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$1,098.6	$965.5	$782.9

Southwest Colorado carbon dioxide production (gross) (Bcf/d)(b)	1.3	1.3	1.2
Southwest Colorado carbon dioxide production (net) (Bcf/d)(b)	0.5	0.5	0.5
SACROC oil production (gross)(MBbl/d)(c)	28.6	29.2	30.1
SACROC oil production (net)(MBbl/d)(d)	23.8	24.3	25.1
Yates oil production (gross)(MBbl/d)(c)	21.7	24.0	26.5
Yates oil production (net)(MBbl/d)(d)	9.6	10.7	11.8
Katz oil production (gross)(MBbl/d)(c)	0.5	0.3	0.3
Katz oil production (net)(MBbl/d)(d)	0.4	0.2	0.3
Natural gas liquids sales volumes (net)(MBbl/d)(d)	8.5	10.0	9.5
Realized weighted average oil price per Bbl(e)	$69.73	$59.96	$49.55
Realized weighted average natural gas liquids price per Bbl(f)	$65.61	$51.03	$37.96
__________

table of content

(a)
2011, 2010 and 2009 amounts include unrealized gains of $5.2 million, unrealized gains of $5.3 million and unrealized losses of $13.5 million, respectively, all relating to derivative contracts used to hedge forecasted crude oil sales.

(b)	Includes McElmo Dome and Doe Canyon sales volumes.
(c)
Represents 100% of the production from the field.  We own an approximately 97% working interest in the SACROC unit, an approximately 50% working interest in the Yates unit, and an approximately 99% working interest in the Katz Strawn unit.

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

Combined, the unrealized gains and losses on derivative contracts used to hedge forecasted crude oil sales and described in footnote (a) to the table above decreased both earnings before depreciation, depletion and amortization and revenues by $0.1 million in 2011 compared to 2010, and increased both earnings before depreciation, depletion and amortization and revenues by $18.8 million in 2010 compared to 2009.  For each of the segment’s two primary businesses, following is information related to the remaining (i) $133.2 million (14%) and $163.8 million (21%) increases in earnings before depreciation, depletion and amortization; and (ii) $170.6 million (14%) and $191.2 million (18%) increases in operating revenues in both 2011 and 2010, when compared with the respective prior year:

Year Ended December 31, 2011 versus Year Ended December 31, 2010

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$95.9	14%	$127.2	13%
Sales and Transportation Activities	37.3	14%	55.6	19%
Intrasegment Eliminations	-	-	(12.2)	(23)%
Total CO2	$133.2	14%	$170.6	14%
__________

The segment’s oil and gas producing activities include the operations associated with its ownership interests in oil-producing fields and natural gas processing plants, and generally, earnings from these activities are closely aligned with realized price levels for crude oil and natural gas liquids products.  When compared to 2010, the increase in earnings from the segment’s oil and gas producing activities in 2011 was mainly due to the following:

▪
a $92.1 million (12%) increase due to higher crude oil sales revenues—due to higher average realized sales prices for U.S. crude oil.  Our realized weighted average price per barrel of crude oil increased 16% in 2011 versus 2010.  The overall increase in crude oil sales revenues was partially offset, however, by a 4% decrease in oil production volumes (volumes presented in the results of operations table above), due primarily to a general year-over-year decline in production at both the SACROC and Yates field units;

▪
a $19.3 million (133%) increase due to higher net profits interest revenues from our 28% net profits interest in the Snyder, Texas natural gas processing plant—driven by higher natural gas liquids prices, increased producing volumes in the last half of 2011, and the favorable impact from the restructuring of certain liquids processing contracts that became effective at the beginning of 2011.  The contractual changes increased liquids processing production allocated to the plant, and decreased liquids production allocated to the SACROC field unit;

▪
a $17.2 million (9%) increase due to higher natural gas plant products sales revenues—due to a 29% increase in our realized weighted average price per barrel of natural gas liquids.  The increase in revenues from higher realized sales prices was partially offset, however, by a 15% decrease in liquids sales volumes, mainly related to the contractual reduction in our net interest in liquids production from the SACROC field (described above); and

▪
a $30.1 million (10%) decrease due to higher combined operating expenses—driven primarily by higher carbon dioxide supply expenses that related to both initiating carbon dioxide injections into the Katz field and higher carbon dioxide prices.

table of content

The increase in earnings before depreciation, depletion and amortization expenses from the segment’s sales and transportation activities in 2011 compared to 2010 was attributable to the following:

▪
a $43.1 million (21%) increase due to higher carbon dioxide sales revenues—primarily due to higher average sales prices.  The segment’s average price received for all carbon dioxide sales in 2011 increased 19% compared to 2010, due largely to the fact that a portion of its carbon dioxide sales contracts are indexed to oil prices.  In addition, overall carbon dioxide sales volumes increased slightly (1%) in 2011 versus 2010;

▪
a $7.5 million (10%) increase due to higher carbon dioxide and crude oil pipeline transportation revenues—due mainly to incremental transportation service on our Eastern Shelf carbon dioxide pipeline.  We completed construction of the pipeline in December 2010; and

▪
a $16.4 million (30%) decrease due to higher combined operating expenses—driven by higher severance tax expenses and higher carbon dioxide supply expenses, both related to higher commodity prices in 2011.

Year Ended December 31, 2010 versus Year Ended December 31, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$114.7	20%	$160.5	19%
Sales and Transportation Activities	49.1	23%	38.0	15%
Intrasegment Eliminations	-	-	(7.3)	(16)%
Total CO2	$163.8	21%	$191.2	18%
__________

The segment’s overall increase in earnings before depreciation, depletion and amortization expenses in 2010 compared to 2009 was due to higher earnings from both its oil and gas producing activities and its sales and transportation activities.  The year-over-year increase in earnings from oil and gas producing activities was due mainly to the following:

▪
a $160.5 million (19%) increase due to higher operating revenues—driven by a $154.4 million (19%) increase in combined crude oil and natural gas plant product sales revenues, due largely to increases of 21% and 34% in our realized weighted average price per barrel of crude oil and natural gas liquids, respectively, and partly to a 5% increase in natural gas liquids sales volumes.  The overall increase in sales revenues was somewhat offset by a 5% decline in crude oil sales volumes in 2010; and

▪
a $46.8 million (18%) decrease due to higher combined operating expenses—driven by a $29.7 million (326%) increase in tax expenses, other than income tax expenses, and a $14.4 million (8%) increase in operating and maintenance expenses.  The increase in other tax expenses was primarily due to a $30.3 million reduction in severance tax expenses in 2009 due to prior year overpayments.  The increase in operating expenses was mainly due to higher natural gas processing costs related to both an increase in processing volumes, and higher carbon dioxide purchase costs resulting from higher rates.

Similarly, the $49.1 million (23%) year-over-year increase in earnings from the segment’s sales and transportation activities in 2010 was also largely revenue related, chiefly due to a $37.5 million (22%) increase in carbon dioxide sales revenues.  The increase in carbon dioxide sales revenues was driven by a 22% increase in the average sales price for carbon dioxide.  Although our carbon dioxide sales volumes were essentially unchanged across both years, we benefitted from higher average carbon dioxide sales prices in 2010 versus 2009 due to both continued strong customer demand for carbon dioxide’s use in oil recovery projects throughout the Permian Basin area and to the positive impact on the portion of our carbon dioxide sales contracts that were tied to crude oil prices, which increased since the end of 2009.

Pipeline revenues from transporting both carbon dioxide and crude oil were essentially flat across 2010 and 2009, and for our CO2 segment combined, total carbon dioxide delivery volumes decreased almost 3% in 2010 versus 2009.  The decrease in delivery volumes was mainly due to lower consumption of new carbon dioxide at both the SACROC and Yates field units.  However, carbon dioxide production from our southwest Colorado source fields increased in 2010, and carbon dioxide delivery volumes on our 50%-owned Cortez Pipeline increased by 0.5% in 2010, both reflecting a slight increase in third-party sales compared to 2009.

Our sales and transportation activities also benefitted from a $5.0 million (123%) decrease in income tax expenses in 2010 versus 2009, primarily due to favorable adjustments to the segment’s accrued Texas margin tax liabilities in 2010 due to prior year overpayments.

table of content

Terminals

	Year Ended December 31,
	2011	2010	2009
	(In millions, except operating statistics)
Revenues	$1,314.6	$1,265.1	$1,109.0
Operating expenses(a)	(634.0)	(629.2)	(536.8)
Other income(b)	0.9	4.3	27.6
Earnings from equity investments	11.2	1.7	0.7
Interest income and Other, net(c)	5.5	4.7	3.7
Income tax benefit (expense)(d)	6.3	(5.3)	(5.2)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$704.5	$641.3	$599.0

Bulk transload tonnage (MMtons)(e)	100.6	92.5	83.0
Ethanol (MMBbl)	61.0	57.9	32.6
Liquids leaseable capacity (MMBbl)	60.2	58.2	56.4
Liquids utilization %	94.5	96.2	96.6
__________

(a)
2011 amount includes (i) a $3.2 million increase in expense from casualty insurance deductibles and the repair of assets related to casualty losses; (ii) a $2.0 million increase in expense associated with environmental liability adjustments; (iii) a $0.7 million increase in expense associated with the sale of our ownership interest in the boat fleeting business we acquired from Megafleet Towing Co., Inc. in April 2009; (iv) a $0.6 million increase in expense associated with the settlement of a litigation matter at our Carteret, New Jersey liquids terminal; and (v) a $0.1 million increase in expense associated with the on-going dissolution of our partnership interest in Globalplex Handling.  2010 amount includes (i) a $6.4 million increase in expense from casualty insurance deductibles and the write-off of assets related to casualty losses; (ii) a $0.6 million increase in expense related to storm and flood clean-up and repair activities; and (iii) a $0.2 million decrease in expense from certain measurement period adjustments related to our March 5, 2010 Slay Industries terminal acquisition.  2009 amount includes (i) a $0.9 million increase in expense associated with environmental liability adjustments; (ii) a $0.7 million increase in expense associated with adjustments to long-term receivables for environmental cost recoveries; (iii) a $0.5 million decrease in expense associated with legal liability adjustments related to a litigation matter involving our Staten Island liquids terminal; and (iv) a $0.3 million decrease in expense related to hurricane clean-up and repair activities.

(b)
2011 amount includes (i) a $4.3 million casualty indemnification gain related to a 2008 fire at our Pasadena, Texas liquids terminal; (ii) a $1.3 million increase in income from the sale of our ownership interest in Arrow Terminals B.V.; (iii) a $0.1 million increase in income, respectively, from adjustments associated with the sale of our ownership interest in the boat fleeting business we acquired from Megafleet Towing Co., Inc. in April 2009; (iv) a $4.4 million decrease in income from the write-off of assets related to casualty losses; and (v) a $0.4 million decrease in income from property write-offs associated with the on-going dissolution of our partnership interest in Globalplex Handling.  2010 amount includes (i) a $6.7 million casualty indemnification gain related to a 2008 fire at our Pasadena, Texas liquids terminal; (ii) a combined $5.5 million decrease in income associated with a write-down of the carrying value of net assets to be sold to their estimated fair values as of December 31, 2010 (associated with the sale of our ownership interest in the boat fleeting business we acquired from Megafleet Towing Co., Inc. in April 2009); and (iii) a $1.0 million casualty loss related to the write-off of assets.  2009 amount includes gains of $24.6 million from hurricane and fire casualty indemnifications.

(c)	2011 amount includes a combined $3.6 million gain from the sale of a 51% ownership interest in two of our subsidiaries: River Consulting LLC and Devco USA L.L.C.
(d)
2011 amount includes (i) a $4.8 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to us from KMI (we do not have any obligation, nor did we pay any amounts or realize any direct benefits related to this compensation expense); (ii) a $1.9 million decrease in expense (reflecting tax savings) related to the net decrease in income from the sale of our ownership interest in the boat fleeting business described in both footnotes (a) and (b); (iii) a $0.2 million decrease in expense (reflecting tax savings) related to the sale of our ownership interest in Arrow Terminals B.V. described in footnote (b); and (iv) a $1.4 million increase in expense related to the gain associated with the sale of a 51% ownership interest in two of our subsidiaries described in footnote (c).  2010 amount includes a $1.4 million decrease in expense reflecting the tax effect (savings) on the decrease in income associated with the write-down of the carrying value of net assets to be sold, as described in footnote (b).  2009 amount includes a $0.9 million increase in expense related to hurricane casualty gains.

(e)	Volumes for acquired terminals are included for all periods.

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

table of content

Combined, the certain items described in the footnotes to the table above accounted for an $8.6 million increase in segment earnings before depreciation, depletion and amortization expenses in 2011 compared to 2010, and a $28.1 million decrease in earnings before depreciation, depletion and amortization in 2010 compared to 2009. Following is information related to the segment’s (i) remaining $54.6 million (8%) and $70.4 million (12%) increases in earnings before depreciation, depletion and amortization; and (ii) $49.5 million (4%) and $156.1 million (14%) increases in operating revenues in both 2011 and 2010, when compared with the respective prior year:

Year Ended December 31, 2011 versus Year Ended December 31, 2010

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Mid-Atlantic	$20.3	53%	$27.6	30%
Acquired assets and businesses	15.4	n/a	12.2	n/a
Northeast	9.0	12%	13.4	10%
Gulf Liquids	8.4	5%	20.2	10%
Midwest	4.4	12%	6.4	7%
Southeast	3.1	6%	2.6	2%
Ohio Valley	(4.1)	(12)%	(1.2)	(2)%
West	(3.7)	(6)%	(6.0)	(5)%
All others (including intrasegment eliminations and unallocated income tax expenses)	1.8	1%	(25.7)	(6)%
Total Terminals	$54.6	8%	$49.5	4%
__________

The increase in earnings from the terminals included in our Mid-Atlantic region was driven by an $18.1 million increase from our Pier IX terminal, located in Newport News, Virginia.  Pier IX benefitted from a $21.1 million increase in operating revenues that related chiefly to a 5.2 million ton (74%) increase in coal transload volumes.  The increase in volumes was due to the ongoing domestic economic recovery, growth in the export market (due to greater foreign demand for both U.S. metallurgical and steam coal), and completed terminal expansions since the end of 2010.  Including all terminals, coal volumes handled increased by 20% in 2011 compared to 2010.

During 2011, we acquired certain terminal assets and businesses in order to gain access to new markets and to complement and/or enlarge our existing terminal operations, and combined, these acquired operations contributed incremental earnings before depreciation, depletion and amortization of $15.4 million and incremental revenues of $12.2 million in 2011.  All of the incremental amounts represent the earnings and revenues from acquired terminals’ operations during the additional months of ownership in 2011, and do not include increases or decreases during the same months we owned the assets in 2010.  For more information on our terminal acquisitions, see Note 3 to our consolidated financial statements included elsewhere in this report.

The increase in earnings from our Northeast terminals was driven by a $7.2 million increase from our Carteret, New Jersey liquids terminal, driven by both completed liquids tank expansion projects since the end of 2010 (which increased liquids storage capacity by approximately one million barrels), and higher transfer and storage rates.  Including all terminals, we increased our liquids terminals’ liquids leasable capacity by 2.0 million barrels (3.4%) during 2011, via both terminal acquisitions and completed terminal expansion projects and, at the same time, our overall liquids utilization capacity rate (the ratio of our actual leased capacity to our estimated potential capacity) at the end of 2011 decreased by only 1.7% since the end of 2010.

The $8.4 million increase in earnings from our Gulf Liquids terminals primarily related to higher operating results from our two large liquids terminal facilities located along the Houston Ship Channel, driven by higher ethanol volumes, higher distillate warehousing revenues, and new and renewed customer agreements at higher rates.  We also benefitted from the March 2011 completion of our Deer Park Rail Terminal and its related ethanol handling assets at our Pasadena terminal.  For all of our Gulf Liquids terminals combined, total ethanol handling volumes increased by 86% in 2011 compared to 2010.

The overall increase in earnings from our Midwest terminals was mainly due to higher earnings from the combined operations of our Argo and Chicago, Illinois liquids terminals, due to increased ethanol throughput and incremental liquids storage and handling business, and to higher contributions from our Dakota Bulk terminal located in St. Paul, Minnesota, due to higher sand and salt transload volumes.

table of content

The increase in earnings from our Southeast terminals was due mainly to higher chemical revenues, increased salt handling, and higher storage fees at our Shipyard River Terminal, located in Charleston, South Carolina, and from higher margins from tank blending services involving various agricultural products at our liquids terminal facility located in Wilmington, North Carolina.

Higher overall earnings from our Terminals segment in 2011 versus 2010 were partially offset by lower earnings from terminal operations included in the segment’s Ohio Valley and West regions, due mainly to both lower revenues earned from steel handling and iron ore stevedoring services, and lower agricultural exports due to higher soybean meal exports during 2010 as a result of drought conditions in South America.

The remaining increases and decreases in our Terminals segment’s earnings and revenues—reported in the “All others” line in the table above—represent increases and decreases in terminal results at various locations; however the decrease in revenues relate largely to terminal assets we sold (or contributed to joint ventures) and no longer consolidate since the end of 2010.

Year Ended December 31, 2010 versus Year Ended December 31, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Acquired assets and businesses	$32.2	n/a	$59.2	n/a
Gulf Liquids	15.9	11%	18.5	10%
West	13.8	28%	28.1	31%
Southeast	7.2	17%	11.1	12%
Mid-River	5.1	27%	19.7	34%
Ohio Valley	4.0	23%	9.7	17%
Ethanol	3.6	75%	4.2	65%
Lower River (Louisiana)	(6.3)	(13)%	(0.7)	(1)%
All others (including intrasegment eliminations and unallocated income tax expenses)	(5.1)	(2)%	6.3	1%
Total Terminals	$70.4	12%	$156.1	14%
__________

The overall increase in our Terminals segment’s earnings before depreciation, depletion and amortization expenses in 2010 versus 2009 was driven by incremental earnings from the terminal assets and businesses we acquired during 2010.  Combined, these acquired operations contributed incremental earnings before depreciation, depletion and amortization of $32.2 million and revenues of $59.2 million in 2010. All of the incremental amounts represent the earnings and revenues from acquired terminals’ operations during the additional months of ownership in 2010, and do not include increases or decreases during the same months we owned the assets in the prior year.

The earnings increase in 2010 compared to 2009 from our Gulf Liquids terminals was driven by higher liquids warehousing revenues, mainly due to new and incremental customer agreements (at higher rates), and to the completion of various terminal expansion projects that increased liquids tank capacity since the end of 2009.  For all liquids terminals combined, we increased our liquids leasable capacity by 1.8 million barrels (3.2%) during 2010 and, at the same time, our overall liquids utilization capacity rate at the end of 2010 decreased by only 0.4% since the prior year-end.

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

Earnings from our Southeast, Mid-River, and Ohio Valley terminals, which are located in the Southeast and Central regions of the U.S., also increased in 2010, due largely to increased steel volumes from rebounding steel consumption consistent with the ongoing economic recovery during 2010.  For our Terminals segment combined, total steel tonnage increased by 8.0 million tons (48%) in 2010, when compared with the previous year.

table of content

The increase in earnings from our Ethanol terminals was driven by incremental services offered by our unit train terminaling facilities located at Richmond and Lomita, California.  In March 2010, we began operations at the newly-built Richmond terminal, which is serviced by the Burlington Northern Santa Fe railroad.  The increase in earnings from our Lomita rail ethanol terminal was largely due to incremental offloading and distribution volumes, driven by California’s growing demand for reformulated fuel blend ethanol.  For our Terminals segment combined, ethanol volumes increased by 25.3 million barrels (78%) in 2010, primarily due to the growth in demand from the state of California and to the incremental handling activities from the terminal assets we acquired from US Development Group LLC in January 2010.

For 2010, earnings from our Lower River (Louisiana) terminal operations decreased compared to the prior year.  The decrease was primarily due to lower earnings from both our International Marine Terminals (IMT) facility, a multi-product, import-export facility located in Port Sulphur, Louisiana and owned 66 2/3% by us, and our Westwego, Louisiana liquids terminal.  The decrease in IMT’s earnings was due to both a general loss in business in 2010, and a $3.2 million property casualty gain, recognized in 2009, on a vessel dock that was damaged in March 2008.  In September 2010, IMT experienced a catastrophic failure of its shiploader, which negatively impacted its ability to load vessels.  The decrease in earnings from our Westwego facility was primarily due to lower revenues resulting from a drop in petroleum fuel storage.

Kinder Morgan Canada

	Year Ended December 31,
	2011	2010	2009
	(In millions, except operating statistics)
Revenues	$302.4	$268.5	$226.1
Operating expenses	(97.7)	(91.6)	(72.5)
Earnings from equity investments	(2.0)	(3.3)	(4.1)
Interest income and Other, net	13.8	15.8	23.9
Income tax benefit (expense)(a)	(14.9)	(7.8)	(18.9)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$201.6	$181.6	$154.5

Transport volumes (MMBbl)(b)	99.9	108.4	102.5
__________

(a)
2011 amount includes a $3.1 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to us from KMI (we do not have any obligation, nor did we pay any amounts or realize any direct benefits related to this compensation expense).  2009 amount includes a $14.9 million increase in expense primarily due to certain non-cash regulatory accounting adjustments to Trans Mountain’s carrying amount of the previously established deferred tax liability, and a $3.7 million decrease in expense due to a certain non-cash accounting adjustment related to book tax accruals made by the Express pipeline system.

(b)	Represents Trans Mountain pipeline system volumes.

Our Kinder Morgan Canada business segment includes the operations of our Trans Mountain and Jet Fuel pipeline systems, and our one-third ownership interest in the Express crude oil pipeline system.  The certain items relating to “Income tax benefit (expense)” described in footnote (a) to the table above accounted for increases in segment earnings before depreciation, depletion and amortization expenses of $3.1 million in 2011 and $11.2 million in 2010, when compared with the respective prior year.

Following is information related to the segment’s (i) remaining $16.9 million (9%) and $15.9 million (10%) increases in earnings before depreciation, depletion and amortization; and (ii) $33.9 million (13%) and $42.4 million (19%) increases in operating revenues in both 2011 and 2010, when compared with the respective prior year:

table of content

Year Ended December 31, 2011 versus Year Ended December 31, 2010

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$20.5	13%	$33.7	13%
Express Pipeline	(3.8)	(26)%	-	-
Jet Fuel Pipeline	0.2	7%	0.2	4%
Total Kinder Morgan Canada	$16.9	9%	$33.9	13%
__________

The overall increase in Trans Mountain’s earnings before depreciation, depletion and amortization expenses in 2011 compared to 2010 included an increase of $4.4 million due to favorable currency impacts, primarily related to favorable changes from the translation of earnings.

Trans Mountain’s remaining $16.1 million year-over-year increase in earnings before depreciation, depletion and amortization was driven by higher operating revenues, primarily due to favorable impacts from a negotiated pipeline toll settlement agreement which became effective on January 1, 2011.  The one-year negotiated toll agreement was formally approved by the National Energy Board (Canada) on April 29, 2011, and replaced the previous mainline toll settlement agreement that expired on December 31, 2010.

The decrease in earnings from our investment in the Express pipeline system was driven by a $5.4 million increase in income tax expenses, due to a drop in income tax expense in 2010 related to a valuation allowance release on previously established deferred tax balances.  The overall decrease in earnings was partially offset by a $1.2 million increase in equity earnings, primarily due to higher domestic transportation volumes on the Platte Pipeline segment.

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

The increase in operating income (and related income tax expenses) was driven by higher crude oil volumes moving across Trans Mountain’s marine dock located in Port Metro Vancouver (system throughput volumes increased by 6% overall compared to 2009).  The decrease in income from foreign currency transactions was primarily attributable to lower currency gains on Trans Mountain’s outstanding, short-term, intercompany interest obligations payable in U.S. dollars.  Although the Canadian dollar did strengthen during 2010, gains from the revaluation of U.S.-based interest liabilities were lower in 2010 because the impact was not as favorable as in 2009.

The overall increase in earnings from our investment in the Express pipeline system included a $5.5 million increase due to lower year-over-year income tax expenses in 2010, and a $1.2 million increase due to higher interest income earned from our long-term debt investment in Express.  The drop in income tax expenses in 2010 compared to 2009 was driven by the valuation allowance release on deferred tax balances described above, and the increase in interest income was due to favorable currency translation impacts in 2010.

table of content

Other

	Year Ended December 31,
	2011	2010	2009
	(In millions)
General and administrative expenses(a)	$472.7	$375.2	$330.3

Interest expense, net of unallocable interest income(b)	$531.0	$506.4	$431.3

Unallocable income tax expense	$8.7	$9.9	$8.5

Net income attributable to noncontrolling interests(c)	$10.6	$10.8	$16.3
__________

(a)
2011 amount includes (i) a combined $89.9 million increase in non-cash compensation expense (including $87.1 million related to a special non-cash bonus expense to non-senior management employees) allocated to us from KMI; however, we do not have any obligation, nor did we pay any amounts related to this expense; (ii) a combined $4.1 million increase in expense for unallocated legal expenses and certain asset and business acquisition expenses; and (iii) a $0.2 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season.  2010 amount includes (i) a $4.6 million increase in non-cash compensation expense allocated to us from KMI (we do not have any obligation, nor did we pay any amounts related to this expense); (ii) a $4.2 million increase in expense for certain asset and business acquisition costs; (iii) a $1.6 million increase in legal expense associated with items disclosed in these footnotes such as legal settlements and pipeline failures; and (iv) a $0.2 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season.  2009 amount includes (i) a $5.7 million increase in non-cash compensation expense, allocated to us from KMI (we do not have any obligation, nor did we pay any amounts related to this expense); (ii) a $2.3 million increase in expense for certain asset and business acquisition costs, which under prior accounting standards would have been capitalized; (iii) a $1.3 million increase in expense for certain land transfer taxes associated with our April 30, 2007 Trans Mountain acquisition; and (iv) a $2.7 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season.

(b)	2011, 2010 and 2009 amounts include increases in imputed interest expense of $0.7 million, $1.1 million and $1.6 million, respectively, related to our January 1, 2007 Cochin Pipeline acquisition.
(c)
2011, 2010 and 2009 amounts include decreases of $6.6 million, $4.6 million and $0.7 million, respectively, in net income attributable to our noncontrolling interests, related to the combined effect from all of the 2011, 2010 and 2009 items previously disclosed in the footnotes to the tables included in “—Results of Operations.”

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

Combined, the certain items described in footnote (a) to the table above increased our general and administrative expenses by $83.6 million in 2011 and $3.6 million in 2010, when compared with the respective prior year.  The remaining $13.9 million (4%) increase in general and administrative expenses in 2011 compared to 2010 was driven by (i) a combined $10.8 million increase due to higher employee benefits and payroll tax expenses (due mainly to both cost inflation increases on work-based health and insurance benefits and higher wage rates); (ii) higher overall salary and labor expenses; and (iii) higher environmental and pension expenses related to our Canadian pipeline operations.

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

In the table above, we report our interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our interest expense to arrive at one interest amount, and after taking into effect the certain items described in footnote (b) to the table above, our unallocable interest expense increased $25.0 million (5%) in 2011 compared to 2010, and increased $75.6 million (18%) in 2010 compared to 2009.  For both pairs of comparable years, the increase in interest expense was attributable to higher average borrowings.

table of content

Our average debt balances increased 10% in 2011 and 16% in 2010, when compared to the respective prior year.  The increases in average borrowings were largely due to the capital expenditures, external business acquisitions, and investment contributions we have made since the beginning of 2009.  For more information on our capital expenditures, capital contributions, and acquisition expenditures, see “—Liquidity and Capital Resources.”

The weighted average interest rate on all of our borrowings—including both short-term and long-term amounts—decreased by 2% in 2011, and by 5% in 2010, when compared with the respective prior year (the weighted average interest rate on all of our borrowings was 4.26% during 2011, 4.35% during 2010 and 4.57% during 2009).  The decreases were due primarily to a general drop in variable interest rates since the beginning of 2009, including decreases in the variable interest rate we paid on the borrowings made under our revolving bank credit facility, and in 2011 and 2010, under our commercial paper program.

We use interest rate swap agreements to transform a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt, and as of both December 31, 2011 and 2010, approximately 47% of our consolidated debt balances (excluding the value of interest rate swap agreements) was subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps.  For more information on our interest rate swaps, see Note 13 to our consolidated financial statements included elsewhere in this report.

Unallocable income tax expenses relate to corporate income tax accruals for the Texas margin tax, an entity-level tax imposed on the amount of our total revenue that is apportioned to the state of Texas.  Both the increase in expense, in 2010, and the decrease in expense, in 2011, was due to higher margin tax expense accruals in 2010, relative to both 2011 and 2009.

Net income attributable to noncontrolling interests, which represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our operating limited partnerships and their consolidated subsidiaries that are not held by us, was essentially unchanged across both 2011 and 2010.  The decrease in 2010 compared to 2009 was chiefly due to the higher net income allocated to the 33 1/3% noncontrolling interest in the International Marine Terminals facility in 2009, discussed above in “—Terminals.”

Liquidity and Capital Resources

General

As of December 31, 2011, we had $409.3 million of “Cash and cash equivalents” on our consolidated balance sheet (included elsewhere in this report), an increase of $280.2 million from December 31, 2010.  We also had, as of December 31, 2011, approximately $1.3 billion of borrowing capacity available under our $2.2 billion senior unsecured revolving credit facility (discussed below in “—Short-term Liquidity”).  We believe our cash position and our remaining borrowing capacity allow us to manage our day-to-day cash requirements and any anticipated obligations, and currently, we believe our liquidity to be adequate.

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

▪
debt principal payments, as such debt principal payments become due, with additional borrowings or by the issuance of additional common units or the proceeds from purchases of additional i-units by KMR.

table of content

In addition to our results of operations, our debt and capital balances are affected by our financing activities, as discussed below in “—Financing Activities.”

Credit Ratings and Capital Market Liquidity

As part of our financial strategy, we try to maintain an investment-grade credit rating, which involves, among other things, the issuance of additional limited partner units in connection with our acquisitions and expansion activities in order to maintain acceptable financial ratios.  The major debt rating agencies routinely evaluate our outstanding debt, and our cost of borrowing can increase or decrease depending on these debt ratings.  Currently, our long-term corporate debt credit rating is BBB (stable), Baa2 (negative) and BBB (stable), at Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch, Inc., respectively.  On October 18, 2011, in response to KMI’s announcement that it has reached an agreement to purchase 100% of the outstanding stock of El Paso Corporation, Moody’s revised its outlook on our long-term credit rating to negative from stable.  The rating agency’s revision reflected its view that the increased leverage at KMI associated with this acquisition will put additional strain on us to upstream cash to KMI.  Further information about this announcement is described in Note 1 to our consolidated financial statements included elsewhere in this report.

Our short-term corporate debt credit rating is A-2 (susceptible to adverse economic conditions, however, capacity to meet financial commitments is satisfactory), Prime-2 (strong ability to repay short-term debt obligations) and F2 (good quality grade with satisfactory capacity to meet financial commitments), at Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch, Inc., respectively.  Based on these credit ratings, we expect that our short-term liquidity needs will be met primarily through borrowings under our commercial paper program.  Nevertheless, our ability to satisfy our financing requirements or fund our planned capital expenditures will depend upon our future operating performance, which will be affected by prevailing economic conditions in the energy pipeline and terminals industries and other financial and business factors, some of which are beyond our control.

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

Short-term Liquidity

As of December 31, 2011, our principal sources of short-term liquidity were (i) our $2.2 billion five-year senior unsecured revolving credit facility with a diverse syndicate of banks that matures July 1, 2016; (ii) our $2.2 billion short-term commercial paper program (which is supported by our revolving credit facility, with the amount available for borrowing under our credit facility being reduced by our outstanding commercial paper borrowings and letters of credit); and (iii) cash from operations.  The loan commitments under our revolving credit facility can be used to fund borrowings for general partnership purposes and as a backup for our commercial paper program.  The facility can be amended to allow for borrowings of up to $2.5 billion.

As of December 31, 2011, our credit facility was not drawn on, and as discussed above in “—General,” we provide for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to our credit facility.  After reduction for (i) our outstanding borrowings under our commercial paper program; and (ii) our outstanding letters of credit, the remaining available borrowing capacity under our credit facility was $1,324.9 million as of December 31, 2011.  Additionally, we have consistently generated strong cash flow from operations, providing a source of funds of $2,873.8 million in 2011 and $2,416.8 million in 2010 (the year-to-year increase is discussed below in “—Operating Activities”).

Our outstanding short-term debt as of December 31, 2011 was $1,637.8 million, primarily consisting of (i) $644.8 million of commercial paper borrowings (due in part to our short-term credit rating upgrade in February 2011, we made no short-term borrowings under our revolving credit facility in 2011, but instead made borrowings under our commercial paper program); (ii) $450.0 million in principal amount of 7.125% senior notes that mature March 15, 2012; and (iii) $500.0 million in principal amount of 5.85% senior notes that mature September 15, 2012.  We intend to refinance our current short-term debt through a combination of long-term debt, equity, and/or the issuance of additional commercial paper or credit facility borrowings to replace maturing commercial paper and current maturities of long-term debt.

table of content

We had working capital deficits of $1,543.7 million as of December 31, 2011 and $1,477.5 million as of December 31, 2010.  The $66.2 million (4%) unfavorable change from year-end 2010 was primarily due to a $375.4 million increase in short-term debt, partially offset by the $280.2 million increase in “Cash and cash equivalents” discussed above in “—General.”  The overall increase in short-term debt was mainly due to the following: (i) a $250.0 million net increase in the current maturities of long-term debt; and (ii) a $122.7 million increase due to higher net commercial paper borrowings.

Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in cash and cash equivalent balances as a result of debt or equity issuances (discussed below in “—Long-term Financing”).  Although working capital can be considered a measure of a company’s ability to meet its short-term cash needs, a working capital deficit is not unusual for us or for other companies similar in size and scope to us.  Furthermore, we believe that our working capital deficit does not indicate a lack of liquidity as we continue to maintain adequate current assets and committed lines of credit to satisfy current liabilities and maturing obligations when they come due.

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

Our equity offerings consist of the issuance of additional common units or the issuance of additional i-units to KMR (which KMR purchases with the proceeds from the sale of additional KMR shares).  As a publicly traded limited partnership, our common units are attractive primarily to individual investors, although such investors represent a small segment of the total equity capital market.  We believe that some institutional investors prefer shares of KMR over our common units due to tax and other regulatory considerations, and we are able to access this segment of the capital market through KMR’s purchases of i-units issued by us with the proceeds from the sale of KMR shares to institutional investors. For more information on our 2011 and 2010 equity issuances, including cash proceeds received from both public offerings of common units and our equity distribution agreement, see Note 10 to our consolidated financial statements included elsewhere in this report.

From time to time we issue long-term debt securities, often referred to as our senior notes.  Our senior notes issued to date, other than those issued by our subsidiaries and operating partnerships, generally have very similar terms, except for interest rates, maturity dates and prepayment premiums.  All of our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations; however, a modest amount of secured debt has been incurred by some of our operating partnerships and subsidiaries.  Our fixed rate senior notes provide that we may redeem the notes at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium.  For additional information on our debt securities and on our 2011 and 2010 debt related transactions, including our issuances of senior notes, see Note 8 to our consolidated financial statements included elsewhere in this report.

table of content

As of December 31, 2011 and December 31, 2010, the net carrying value of the various series of our senior notes was $12,026.0 million and $10,876.7 million, respectively, and the total liability balance due on the various borrowings of our operating partnerships and subsidiaries was $126.5 million and $141.0 million, respectively.  To date, our debt balances have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness.  Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives.

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

Capital Structure

We attempt to maintain a relatively conservative overall capital structure, financing our expansion capital expenditures and acquisitions with approximately 50% equity and 50% debt.  In the short-term, we fund these expenditures from borrowings under our credit facility until the amount borrowed is of a sufficient size to cost effectively offer either debt, equity, or both.

With respect to our debt, we target a debt mixture of approximately 50% fixed and 50% variable interest rates.  We achieve our variable rate exposure primarily by issuing long-term fixed rate debt and then swapping the fixed rate interest payments for variable rate interest payments.

Capital Expenditures

We define sustaining capital expenditures as capital expenditures which do not increase the capacity of an asset, and for the year ended December 31, 2011, our sustaining capital expenditures totaled $212.1 million.  This amount included $9.9 million for our proportionate share of the sustaining capital expenditures of (i) Rockies Express Pipeline LLC; (ii) Midcontinent Express Pipeline LLC; (iii) Fayetteville Express Pipeline LLC; (iv) Cypress Interstate Pipeline LLC; (v) EagleHawk Field Services LLC; (vi) Red Cedar Gathering Company; and (vii) for the first six months of 2011 only, KinderHawk Field Services LLC (effective July 1, 2011, we acquired the remaining 50% ownership interest in KinderHawk that we did not already own and we subsequently included its sustaining capital expenditures in our consolidated totals).

For the year ended December 31, 2010, our sustaining capital expenditures totaled $179.2 million.  This amount included $0.2 million for our proportionate share of the sustaining capital expenditures of (i) Rockies Express Pipeline LLC; (ii) Midcontinent Express Pipeline LLC; (iii) KinderHawk Field Services LLC; (iv) Cypress Interstate Pipeline LLC; and (v) Fayetteville Express Pipeline LLC.

Generally, we fund our sustaining capital expenditures with existing cash or from cash flows from operations.  In addition to utilizing cash generated from their own operations, Rockies Express, Midcontinent Express and Fayetteville Express can each fund their own cash requirements for expansion capital expenditures through borrowings under their own credit facilities, with proceeds from issuing their own long-term notes, or with proceeds from contributions received from their member owners.  We have no contingent debt obligations with respect to Rockies Express, Midcontinent Express, or Fayetteville Express.  For information on our contingent debt obligations, see Note 12 to our consolidated financial statements included elsewhere in this report.  We have forecasted $248.7 million for sustaining capital expenditures in our 2012 budget.  This amount includes $11.5 million for our proportionate share of our equity investees’ sustaining capital expenditures.

All of our capital expenditures, with the exception of sustaining capital expenditures, are classified as discretionary.  Our discretionary capital expenditures totaled $997.3 million in 2011 and $821.9 million in 2010.  The year-to-year increase in discretionary capital expenditures was primarily due to higher investment undertaken in 2011 to expand and improve our Products Pipelines and CO2 business segments.  Generally, we initially fund our discretionary capital expenditures through borrowings under our revolving credit facility or our commercial paper program until the amount borrowed is of a sufficient size to cost effectively offer either debt, equity, or both.  We have forecasted $1,323.0 million for discretionary capital expenditures in our 2012 budget.  This amount does not include forecasted discretionary expenditures by our equity investees, forecasted capital contributions to our equity investees, or forecasted expenditures for asset acquisitions.

table of content

Capital Contributions

In addition to our discretionary capital expenditures, we contributed a combined $371.0 million to our equity investees in 2011.  Our 2011 contributions included payments of $195.0 million to our 50%-owned Fayetteville Express Pipeline LLC and combined payments of $135.5 million to our two equity investees that gather natural gas located in the Eagle Ford shale formation in South Texas (our 50%-owned Eagle Ford Gathering LLC and our 25%-owned EagleHawk Field Services LLC).  Fayetteville Express used the contributions to repay borrowings under its previous $1.1 billion bank credit facility, and subsequently, entered into new borrowing facilities.  Both Eagle Ford Gathering and EagleHawk Field Services used our contributions as partial funding for natural gas gathering infrastructure expansions.

In 2010, we made equity investment contributions of $299.3 million.  Our 2010 contributions primarily consisted of a combined $216.5 million contributed to Rockies Express Pipeline LLC and Midcontinent Express Pipeline LLC to partially fund our respective share of Rockies Express and Midcontinent Express natural gas pipeline system construction costs.  Fayetteville Express funded its 2010 natural gas pipeline construction costs with borrowings under its own $1.1 billion, unsecured revolving bank credit facility.

Generally, we fund our equity investment contributions through borrowings under our commercial paper program or our bank credit facility.  To the extent these sources of funding are not sufficient, we generally fund additional amounts through the issuance of long-term notes or common units for cash.

Capital Requirements for Recent Transactions

For each of the years ended December 31, 2011 and 2010, our net cash outlays for the acquisition of assets and investments totaled $1,178.7 million and $1,213.2 million, respectively.  Our cash payments for acquired assets and investments in 2011 included (i) $835.1 million for both our remaining 50% ownership interest in KinderHawk Field Services LLC and our 25% interest in EagleHawk Field Services LLC; (ii) $151.5 million for natural gas treating assets acquired from SouthTex Treaters, Inc.; (iii) $100.0 million for a preferred equity interest in Watco Companies, LLC; and (iv) $42.9 million for terminal assets acquired from TGS Development, L.P. (we also issued common units valued at $23.7 million as consideration).  Our 2010 cash outlays for strategic business acquisitions primarily consisted of (i) $921.4 million for our initial 50% ownership interest in KinderHawk; (ii) $114.3 million for three unit train ethanol handling terminals acquired from US Development Group LLC (we also issued common units valued at $81.7 million as consideration); and (iii) $97.0 million for terminal assets and investments acquired from Slay Industries.

With the exception of the terminal assets which were partially acquired by the issuance of additional common units, we utilized our commercial paper program to fund our 2011 and 2010 acquisitions and then reduced our short-term borrowings with the proceeds from our 2011 and 2010 equity and long-term senior notes issuances.  All of our significant 2011 and 2010 acquisitions are discussed further in Note 3 to our consolidated financial statements included elsewhere in this report.

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

table of content

Contractual Obligations and Commercial Commitments

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Contractual Obligations:
Debt borrowings-principal payments	$12,821.3	$1,638.0	$1,010.2	$800.0	$9,373.1

Interest payments(a)	10,896.2	715.8	1,346.2	1,226.1	7,608.1
Lease obligations(b)	232.8	51.6	71.1	45.6	64.5
Pension and postretirement welfare plans(c)	89.4	6.6	14.6	16.6	51.6
Other obligations(d)	12.5	8.8	2.2	0.6	0.9
Total	$24,052.2	$2,420.8	$2,444.3	$2,088.9	$17,098.2

Other commercial commitments:
Standby letters of credit(e)	$295.1	$295.1	$-	$-	$-
Capital expenditures(f)	$286.1	$286.1	$-	$-	$-
____________

(a)	Interest payment obligations exclude adjustments for interest rate swap agreements.
(b)	Represents commitments pursuant to the terms of operating lease agreements.
(c)	Represents expected benefit payments from pension and postretirement welfare plans as of December 31, 2011.
(d)
For the Less than 1 year column, represents (i) $7.5 million due pursuant to our purchase and sale agreement with TGS Development L.P. for the acquisition of certain petroleum coke terminal assets effective June 10, 2011; and (ii) $1.3 million due pursuant to our purchase and sale agreement with Gas-Chill, Inc. for the acquisition of certain natural gas treating assets effective September 1, 2010.  For the remaining columns, represents amounts due pursuant to our purchase and sale agreement with Slay Industries for the acquisition of certain bulk and liquid terminal assets effective March 5, 2010.

(e)
The $295.1 million in letters of credit outstanding as of December 31, 2011 consisted of the following: (i) a $100 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of our Pacific operations’ pipelines in the state of California; (ii) our $30.3 million guarantee under letters of credit totaling $45.5 million supporting our International Marine Terminals Partnership Plaquemines, Louisiana Port, Harbor, and Terminal Revenue Bonds; (iii) a $39.4 million letter of credit supporting our pipeline and terminal operations in Canada; (iv) a $25.4 million letter of credit supporting our Kinder Morgan Liquids Terminals LLC New Jersey Economic Development Revenue Bonds; (v) a $24.1 million letter of credit supporting our Kinder Morgan Operating L.P. “B” tax-exempt bonds; (vi) a $16.7 million letter of credit supporting Nassau County, Florida Ocean Highway and Port Authority tax-exempt bonds; (vii) a $16.2 million letter of credit supporting debt securities issued by the Express pipeline system; (viii) a $10.7 million letter of credit supporting our indemnification obligations on the Series D note borrowings of Cortez Capital Corporation; and (ix) a combined $17.1 million in eight letters of credit supporting environmental and other obligations of us and our subsidiaries.

(f)	Represents commitments for the purchase of plant, property and equipment as of December 31, 2011.

Operating Activities

Net cash provided by operating activities was $2,873.8 million in 2011, versus $2,416.8 million in 2010.  The overall year-to-year increase of $457.0 million (19%) in cash flows from operations primarily consisted of:

▪
a $236.2 million increase in cash from overall higher partnership income—after adjusting our period-to-period $58.7 million decrease in net income for the following five non-cash items: (i) a $167.2 million increase relating to the non-cash loss from the remeasurement of our previous 50% equity interest in KinderHawk Field Services LLC (as discussed in Note 3 to our consolidated financial statements included elsewhere in this report); (ii) an $85.3 million increase due to certain higher non-cash compensation expenses allocated to us from KMI (as discussed in Note 11 to our consolidated financial statements included elsewhere in this report, we do not have any obligation, nor did we pay any amounts related to these allocated expenses); (iii) a $79.8 million increase from adjustments made to our rate case and other legal liabilities; (iv) a $50.6 million increase due to higher non-cash depreciation, depletion and amortization expenses (including amortization of excess cost of equity investments); and (v) an $88.0 million decrease due to higher earnings from equity investees.  The period-to-period change in partnership income in 2011 versus 2010 is discussed above in “—Results of Operations” (including all of the certain items disclosed in the associated table footnotes);

table of content

▪
a $139.9 million increase in cash related to net changes in both non-current assets and liabilities and other non-cash income and expense items, primarily driven by (i) a $164.3 million increase in cash due to higher net dock premiums and toll collections received from our Trans Mountain pipeline system customers; and (ii) a net $25.4 million decrease in cash attributable to lower non-cash earnings adjustments in 2011, including, among other items, amortization of debt-related discounts and premiums, income from the sale or casualty of net assets, and deferred tax expenses;

▪
a $124.9 million increase in cash attributable to lower payments made in 2011 to various shippers on our Pacific operations’ refined products pipelines.  In 2011 and 2010, we paid legal settlements of $81.4 million and $206.3 million, respectively, to settle various interstate and California intrastate transportation rate challenges filed by shippers with the FERC and the CPUC, respectively, dating back as early as 1992;

▪
a $66.8 million increase in cash from higher distributions of earnings from equity investees.  The increase was chiefly due to incremental distributions from our interests in Fayetteville Express Pipeline LLC, Eagle Ford Gathering LLC, EagleHawk Field Services LLC, and for the periods prior to our July 1, 2011 acquisition of the remaining 50% interest, KinderHawk Field Services, LLC; and

▪
an $84.6 million decrease in cash from interest rate swap termination payments.  In 2011 and 2010, we received proceeds of $73.0 million and $157.6 million, respectively, from the early termination of various fixed-to-variable interest rate swap agreements.

Investing Activities

Net cash used in investing activities was $2,416.9 million for the year ended December 31, 2011, compared to $2,311.6 million for the prior year.  The year-to-year $105.3 million (5%) decrease in cash due to higher cash expended for investing activities was primarily attributable to the following:

▪	a $198.6 million decrease in cash due to higher capital expenditures, as described above in “—Capital Expenditures;”

▪	a $71.7 million decrease in cash due to higher contributions to equity investees, as described above in “—Capital Contributions;”

▪
an $89.9 million increase in cash from higher proceeds received for combined margin and restricted deposits, primarily related to a $50.0 million increase due to the 2011 release of restricted cash.  As of December 31, 2010, we placed $50.0 million in a cash escrow account and we reported this amount as “Restricted deposits” on our year-end balance sheet.  We paid this amount in January 2011 for our initial equity investment in Watco Companies, LLC;

▪	a $34.5 million increase in cash due to lower acquisitions of assets and investments, as described above in “—Capital Requirements for Recent Transactions;” and

▪	a $28.7 million increase in cash due to higher repayments received in 2011 on a related party loan we made in July 2004 to Plantation Pipe Line Company; and

▪
a $24.9 million increase in cash due to higher capital distributions (distributions in excess of cumulative earnings) received from equity investments in 2011—chiefly due to $21.8 million of incremental capital distributions received from Fayetteville Express Pipeline LLC.

Financing Activities

We used net cash of $169.1 million and $125.0 million, respectively, in financing activities in 2011 and 2010.  The $44.1 million (35%) overall decrease in cash from our financing activities in 2011 versus 2010 was mainly due to:

▪
a $417.0 million decrease in cash due to higher partnership distributions.  Distributions to all partners, consisting of our common and Class B unitholders, our general partner and our noncontrolling interests, totaled $2,243.6 million in 2011, versus $1,826.6 million in 2010.  For further information regarding our 2011 and 2010 partnership distributions, see Notes 10 and 11 to our consolidated financial statements included elsewhere in this report;

table of content

▪
a $196.6 million increase in cash due to higher partnership equity issuances.  The increase reflects the $955.3 million we received, after commissions and underwriting expenses, from the sales of additional common units in 2011, versus the $758.7 million we received from the sales of additional common units in 2010.  All of our 2011 and 2010 equity issuances are discussed in Note 10 to our consolidated financial statements included elsewhere in this report; and

▪
a $159.7 million increase in cash from overall debt financing activities—which include our issuances and payments of debt and our debt issuance costs.  The overall increase in cash was primarily due to (i) a $392.9 million increase due to higher net issuances of our senior notes; (ii) a $154.0 million decrease due to the repayment of all of the outstanding borrowings under KinderHawk Field Services LLC’s bank credit facility that we assumed on our July 1, 2011 acquisition date; and (iii) a $99.4 million decrease due to lower net short-term borrowings (consisting of borrowings and repayments under both our commercial paper program and our revolving credit facility).  For more information about our debt financing activities, see Note 8 to our consolidated financial statements included elsewhere in this report.

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

table of content

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

Credit Rating
J. Aron & Company / Goldman Sachs	A-
Barclays	A+
Credit Suisse	A

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

In accounting for cash flow hedges, gains and losses on the derivative contracts are reported in other comprehensive income (loss), outside “Net Income” reported in our consolidated statements of income, but only to the extent that the gains and losses from the change in value of the derivative contracts can later offset the loss or gain from the change in value of the hedged future cash flows during the period in which the hedged cash flows affect net income.  That is, for cash flow hedges, all effective components of the derivative contracts’ gains and losses are recorded in other comprehensive income (loss), pending occurrence of the expected transaction.  Other comprehensive income (loss) consists of those financial items that are included within “Accumulated other comprehensive income (loss)” in our accompanying consolidated balance sheets but not included in our net income (portions attributable to our noncontrolling interests are included within “Noncontrolling interests” and are not included in our net income).  Thus, in highly effective cash flow hedges, where there is no ineffectiveness, other comprehensive income changes by exactly as much as the derivative contracts and there is no impact on earnings until the expected transaction occurs.

table of content

All remaining gains and losses on the derivative contracts (the ineffective portion) are included in current net income.  The ineffective portion of the gain or loss on the derivative contracts is the difference between the gain or loss from the change in value of the derivative contract and the effective portion of that gain or loss.  In addition, when the hedged forecasted transaction does take place and affects earnings, the effective part of the hedge is also recognized in the income statement, and the earlier recognized effective amounts are removed from “Accumulated other comprehensive income (loss)” (and “Noncontrolling interests”) and are transferred to the income statement as well, effectively offsetting the changes in cash flows stemming from the hedged risk.  If the forecasted transaction results in an asset or liability, amounts should be reclassified into earnings when the asset or liability affects earnings through cost of sales, depreciation, interest expense, etc.  For more information on our other comprehensive income (loss) and our “Accumulated other comprehensive income (loss),” see Notes 2 and 13 to our consolidated financial statements included elsewhere in this report.

We measure the risk of price changes in the natural gas, natural gas liquids and crude oil markets utilizing a value-at-risk model.  Value-at-risk is a statistical measure estimating the probability of portfolio losses over a given holding period, within a certain level of statistical confidence.  We utilize a closed form model to evaluate risk on a quarterly basis.  Our value-at-risk computations utilize a confidence level of 97.7% for the resultant price movement, and we choose a holding period of one day for the calculation.  The confidence level used means that there is a 97.7% probability that the mark-to-market losses for a single day will not exceed the value-at-risk number presented.  For each of the years ended December 31, 2011 and 2010, our value-at-risk reached a high of $9.4 million and $6.9 million, respectively, and a low of $3.0 million and $2.5 million, respectively.  Value-at-risk as of December 31, 2011 was $3.0 million, and averaged $6.8 million for 2011.  Value-at-risk as of December 31, 2010 was $2.5 million, and averaged $4.6 million for 2010.

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

As of December 31, 2011 and 2010, the carrying values of our fixed rate debt were $12,063.8 million and $10,929.0 million, respectively.  These amounts compare to, as of December 31, 2011 and 2010, fair values of $13,504.0 million and $11,832.6 million, respectively.  Fair values were determined using quoted market prices, where applicable, or future cash flow discounted at market rates for similar types of borrowing arrangements.  A hypothetical 10% change in the average interest rates applicable to such debt for 2011 and 2010, would result in changes of approximately $525.8 million and $466.4 million, respectively, in the fair values of these instruments.  The carrying value and fair value of our variable rate debt, including associated accrued interest and excluding the value of interest rate swap agreements (discussed following), was $733.7 million as of December 31, 2011 and $611.1 million as of December 31, 2010.

table of content

As of December 31, 2011 and 2010, we were a party to interest rate swap agreements with notional principal amounts of $5.3 billion and $4.8 billion, respectively.  An interest rate swap agreement is a contractual agreement entered into between two counterparties under which each agrees to make periodic interest payments to the other for an agreed period of time based upon a predetermined amount of principal, which is called the notional principal amount.  Normally at each payment or settlement date, the party who owes more pays the net amount; so at any given settlement date only one party actually makes a payment.  The principal amount is notional because there is no need to exchange actual amounts of principal.  A hypothetical 10% change in the weighted average interest rate on all of our borrowings (approximately 43 basis points in 2011 and 43 basis points in 2010), when applied to our outstanding balance of variable rate debt as of December 31, 2011 and 2010, including adjustments for the notional swap amounts described above, would result in changes of approximately $25.8 million and $23.4 million, respectively, in our 2011 and 2010 annual pre-tax earnings.

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

As of both December 31, 2011 and 2010, all of our interest rate swap agreements represented fixed-for-variable rate swaps, where we agreed to pay our counterparties a variable rate of interest on a notional principal amount, comprised of principal amounts from various series of our long-term fixed rate senior notes.  In exchange, our counterparties agreed to pay us a fixed rate of interest, thereby allowing us to transform our fixed rate liabilities into variable rate obligations without the incurrence of additional loan origination or conversion costs.

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

As of both December 31, 2011 and 2010, our cash and investment portfolio included $8.2 million in fixed-income debt securities.  These amounts are included within “Investments” in our accompanying consolidated balance sheets at each reporting date and are not material to our consolidated balance sheets.  See Note 8 to our consolidated financial statements included elsewhere in this report for additional information related to our debt instruments; for more information on our interest rate risk management and on our interest rate swap agreements, see Note 13 to our consolidated financial statements included elsewhere in this report.

Item 8.  Financial Statements and Supplementary Data.

The information required in this Item 8 is included in this report as set forth in the “Index to Financial Statements” on page 109.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

table of content

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

table of content

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

Name	Age	Position with our General Partner and KMR
Richard D. Kinder	67	Director, Chairman and Chief Executive Officer
C. Park Shaper	43	Director and President
Steven J. Kean	50	Executive Vice President and Chief Operating Officer
Ted A. Gardner	54	Director
Gary L. Hultquist	68	Director
Perry M. Waughtal	76	Director
Kimberly A. Dang	42	Vice President and Chief Financial Officer
Jeffrey R. Armstrong	43	Vice President (President, Terminals)
Thomas A. Bannigan	58	Vice President (President, Products Pipelines)
Richard T. Bradley	56	Vice President (President, CO2)
David D. Kinder	37	Vice President, Corporate Development and Treasurer
Joseph Listengart	43	Vice President, General Counsel and Secretary
Thomas A. Martin	50	Vice President (President, Natural Gas Pipelines)
James E. Street	55	Vice President, Human Resources and Administration

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

table of content

Steven J. Kean is Executive Vice President and Chief Operating Officer of KMR, Kinder Morgan G.P., Inc., KMI and Kinder Morgan Kansas, Inc.  Mr. Kean was elected Executive Vice President and Chief Operating Officer of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. in January 2006.  He also served as President, Natural Gas Pipelines of KMR and Kinder Morgan G.P., Inc. from July 2008 to November 2009.  He served as Executive Vice President, Operations of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. from May 2005 to January 2006.  He served as President, Texas Intrastate Pipeline Group from June 2002 until May 2005.  He served as Vice President of Strategic Planning for the Kinder Morgan Gas Pipeline Group from January 2002 until June 2002.  He also served as Chief Operating Officer, and as a member of the Board of Managers, of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Director, Executive Vice President and Chief Operating Officer of KMI upon its conversion.  Mr. Kean received his Juris Doctor from the University of Iowa in May 1985 and received a Bachelor of Arts degree from Iowa State University in May 1982.

Ted A. Gardner is a Director of KMR and Kinder Morgan G.P., Inc.  Mr. Gardner was elected Director of KMR and Kinder Morgan G.P., Inc. in July 2011 to fill the vacancy left by Mr. C. Berdon Lawrence, who resigned from the KMR and Kinder Morgan G.P., Inc. boards of directors that same month.  Since June 2005, Mr. Gardner has been a Managing Partner of Silverhawk Capital Partners in Charlotte, North Carolina.  Formerly, he was a Director of Kinder Morgan, Inc. from 1999 to 2007, and was a Director of Encore Acquisition Company from 2001 to 2010.  Mr. Gardner also served as Managing Partner of Wachovia Capital Partners and was a Senior Vice President of Wachovia Corporation from 1990 to June 2003.  He is currently a Director of Summit Materials Holdings and Spartan Energy Partners.  We believe Mr. Gardner’s prior management, business and leadership experience, and his previous board experience with Kinder Morgan, Inc., provides us with the perspectives and judgment necessary to guide our business strategies, thereby qualifying him to serve as a director.

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

Perry M. Waughtal is a Director of KMR and Kinder Morgan G.P., Inc.  Mr. Waughtal was elected Director of KMR upon its formation in February 2001.  Mr. Waughtal was elected Director of Kinder Morgan G.P., Inc. in April 2000.  Since 1994, Mr. Waughtal has been the Chairman of Songy Partners Limited, an Atlanta, Georgia based real estate investment company.  Mr. Waughtal was a Director of HealthTronics, Inc. from 2004 to 2009.  We believe Mr. Waughtal’s 30 years of experience with Hines Interests Limited Partnership, a privately owned, international real estate firm, including as Vice Chairman of development and operations and Chief Financial Officer, and 15 years of experience as Chairman of Songy Partners Limited provide him with planning, management, finance and accounting experience with, and an understanding of, large organizations with capital-intensive projects analogous to the types in which we typically engage, thereby qualifying him to serve as a director.

Kimberly A. Dang is Vice President and Chief Financial Officer of KMR, Kinder Morgan G.P., Inc., KMI and Kinder Morgan Kansas, Inc.  Mrs. Dang was elected Chief Financial Officer of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. in May 2005.  She served as Treasurer of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. from January 2004 to May 2005.  She was elected Vice President, Investor Relations of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. in July 2002 and served in that role until January 2009.  From November 2001 to July 2002, she served as Director, Investor Relations of KMR, Kinder Morgan G.P. Inc., and Kinder Morgan Kansas, Inc.  She also served as Chief Financial Officer of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Vice President and Chief Financial Officer of KMI upon its conversion.  Mrs. Dang received a Masters in Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University and a Bachelor of Business Administration degree in accounting from Texas A&M University.

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

table of content

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

David D. Kinder is Vice President, Corporate Development and Treasurer of KMR, Kinder Morgan G.P., Inc., KMI and Kinder Morgan Kansas, Inc.  Mr. Kinder was elected Treasurer of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. in May 2005.  He was elected Vice President, Corporate Development of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. in October 2002.  He served as manager of corporate development for Kinder Morgan Kansas, Inc. and Kinder Morgan G.P., Inc. from January 2000 to October 2002.  He also served as Treasurer of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Vice President, Corporate Development and Treasurer of KMI upon its conversion.  Mr. Kinder graduated cum laude with a Bachelors degree in Finance from Texas Christian University in 1996.  Mr. Kinder is the nephew of Richard D. Kinder.

Joseph Listengart is Vice President, General Counsel and Secretary of KMR, Kinder Morgan G.P., Inc., KMI and Kinder Morgan Kansas, Inc.  Mr. Listengart was elected Vice President, General Counsel and Secretary of KMR upon its formation in February 2001.  He was elected Vice President and General Counsel of Kinder Morgan G.P., Inc. and Vice President, General Counsel and Secretary of Kinder Morgan Kansas, Inc. in October 1999.  Mr. Listengart was elected Secretary of Kinder Morgan G.P., Inc. in November 1998 and has been an employee of Kinder Morgan G.P., Inc. since March 1998.  He also served as General Counsel and Secretary of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Vice President, General Counsel and Secretary of KMI upon its conversion.  Mr. Listengart received his Masters in Business Administration from Boston University in January 1995, his Juris Doctor, magna cum laude, from Boston University in May 1994, and his Bachelor of Arts degree in Economics from Stanford University in June 1990.

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

Corporate Governance

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 comprised of Messrs. Gardner, Hultquist and Waughtal.  Mr. Waughtal is the chairman of the audit committee and has been determined by the board to be an “audit committee financial expert.”  The board has determined that all of the members of the audit committee are independent as described under the relevant standards.

We have not, nor has our general partner nor KMR, made, within the preceding three years, contributions to any tax-exempt organization in which any of our or KMR’s independent directors serves as an executive officer that in any single fiscal year exceeded the greater of $1.0 million or 2% of such tax-exempt organization’s consolidated gross revenues.

table of content

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

Interested parties may contact our lead director (Mr. Gardner, discussed in Item 13), the chairpersons of any of the board’s committees, the independent directors as a group or the full board by mail to Kinder Morgan Management, LLC, 500 Dallas Street, Suite 1000, Houston, Texas 77002, Attention: General Counsel, or by e-mail within the “Contact Us” section of our internet Website, at www.kindermorgan.com.  Any communication should specify the intended recipient.

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

Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2011.

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

table of content

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

In addition, we believe that the compensation of our Chief Executive Officer, Chief Financial Officer and the executives named in the Summary Compensation Table below (collectively referred to in this Item 11 as our named executive officers), should be directly and materially tied to the financial performance of KMI and us, and should be aligned with the interests of our unitholders.  Therefore, the majority of our named executive officers’ compensation is allocated to the “at risk” portion of our compensation program—the annual cash bonus.  Accordingly, for 2011, our executive compensation was weighted toward the cash bonus, payable on the basis of the achievement of (i) a dividend per share target by KMI; and (ii) a cash distribution per common unit target by us.

Our compensation is determined independently without the use of any compensation surveys.  Nevertheless, we annually compare our executive compensation components with market information, consisting of third-party surveys in which we participate.  The surveys we use in reviewing our executive compensation consist of the following: (i) Towers Executive Survey, in which approximately 300 to 400 companies participate; (ii) the Hewitt Executive Survey, in which approximately 400 companies participate; and (iii) the Natural Gas Transmission Industries Survey, in which companies in the natural gas industry participate.  The purpose of this comparison is to ensure that our total compensation package operates effectively, remains both reasonable and competitive with the energy industry, and is generally comparable to the compensation offered by companies of similar size and scope as us.  We also keep abreast of current trends, developments, and emerging issues in executive compensation, and if appropriate, will obtain advice and assistance from outside legal, compensation or other advisors.

We have endeavored to design our executive compensation program and practices with appropriate consideration of all tax, accounting, legal and regulatory requirements.  Section 162(m) of the Internal Revenue Code limits the deductibility of certain compensation for executive officers to $1,000,000 of compensation per year; however, if specified conditions are met, certain compensation may be excluded from consideration of the $1,000,000 limit.  Since the bonuses paid to our executive officers were paid under Kinder Morgan Inc.’s Annual Incentive Plan as a result of reaching designated financial targets established by Richard D. Kinder and KMR’s compensation committee, we expect that all compensation paid to our executives would qualify for deductibility under federal income tax rules.  Though we are advised that limited partnerships, such as us, are not subject to section 162(m), we have chosen to generally operate as if this code section does apply to us as a measure of appropriate governance.

Behaviors Designed to Reward

Our executive compensation program is designed to reward individuals for advancing our business strategies and the interests of our stakeholders, and prohibits engaging in any detrimental activities, such as performing services for a competitor, disclosing confidential information or violating appropriate business conduct standards.  Each executive is held accountable to uphold and comply with company guidelines, which require the individual to maintain a discrimination-free workplace, to comply with orders of regulatory bodies, and to maintain high standards of operating safety and environmental protection.

Unlike many companies, we have no executive perquisites, supplemental executive retirement, non-qualified supplemental defined benefit/contribution, deferred compensation or split-dollar life insurance programs for our executive officers.  We have no executive company cars or executive car allowances nor do we pay for financial planning services.  Additionally, we do not own any corporate aircraft, and we do not pay for executives to fly first class.  We believe that this area of our overall compensation package is below competitive levels for comparable companies; however, we have no current plans to change our policy of not offering such executive benefits or perquisite programs.

We do not have employment agreements (other than with Richard D. Kinder) or change of control agreements with our executive officers, although the KMI Class B shares held by our executive officers will fully vest upon a change of control of KMI.  In connection with KMI’s initial public offering in February 2011, one of our affiliated companies entered into severance agreements with eleven of our executive officers. See “—Other Compensation—Other Potential Post-Employment Benefits.”

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

table of content

Elements of Compensation

As outlined above, our executive compensation program is principally composed of the following two elements: (i) a base cash salary; and (ii) a possible annual cash bonus.  With respect to our named executive officers other than our Chief Executive Officer, KMR’s compensation committee reviews and approves annually the financial goals and objectives of both us and KMI that are relevant to the compensation of our named executive officers.

The KMR compensation committee solicits information from Richard D. Kinder and James E. Street (Vice President, Human Resources and Administration), with respect to the performance of C. Park Shaper, President, and Steven J. Kean, Executive Vice President and Chief Operating Officer.  Similarly, the compensation committee solicits information from Messrs. Kinder, Shaper, Kean and Street with respect to the performance of the other named executive officers.  The compensation committee also obtains information from Mr. Street with respect to compensation of comparable positions of responsibility at comparable companies.  All of this information is taken into account by the compensation committee, which makes final determinations regarding compensation of the named executive officers.  No named executive officer reviews his or her own performance or approves his or her own compensation.

Furthermore, if any of our general partner’s or KMR’s executive officers is also an executive officer of KMI, the compensation determination or recommendation (i) may be with respect to the aggregate compensation to be received by such officer from KMI, KMR, and our general partner that is to be allocated among them; or alternatively (ii) may be with respect to the compensation to be received by such executive officers from KMI, KMR or our general partner, as the case may be, in which case such compensation will be allocated among KMI, on the one hand, and KMR and our general partner, on the other hand.

In addition to the possible annual cash bonus discussed below (and reflected in the Summary Compensation Table as Non-Equity Incentive Plan Compensation), for the year ended December 31, 2011, the KMI compensation committee determined to award one-time cash bonuses to Messrs. Shaper and Listengart and Mrs. Dang in respect of their efforts in KMI’s February 2011 initial public offering.  See “—Summary Compensation Table” below.

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

Possible Annual Cash Bonus (Non-Equity Cash Incentive)

For the 2009 bonus year, our possible annual cash bonus was provided for under Kinder Morgan Kansas, Inc.’s Annual Incentive Plan, which became effective January 18, 2005.  For the 2010 bonus year, Kinder Morgan Kansas, Inc.’s board of directors approved a new Annual Incentive Plan, which became effective January 1, 2010.  For the 2011 bonus year, KMI’s board of directors approved a new Annual Incentive Plan that mirrored the previous plan.  The overall purpose of the Annual Incentive Plan is to increase our executive officers’ and our employees’ personal stake in the continued success of KMI, and us, by providing to them additional incentives through the possible payment of annual cash bonuses.  Under the plan, a budget amount is established for annual cash bonuses at the beginning of each year that may be paid to our executive officers and other employees depending on whether KMI and its subsidiaries (including us) meet certain financial performance objectives (as discussed below).  The amount included in our budget for bonuses is not allocated between our executive officers and non-executive officers.  Assuming the financial performance objectives are met, the budgeted pool of bonus dollars is further assessed and potentially increased if the financial performance objectives are exceeded.  The budget for bonuses also may be adjusted upward or downward based on KMI’s and its subsidiaries’ overall performance in other areas, including but not limited to safety and environmental goals and regulatory compliance.

All of KMI's employees and the employees of its subsidiaries, including KMGP Services Company, Inc., are eligible to participate in the plan, except employees who are included in a unit of employees covered by a collective bargaining agreement unless such agreement expressly provides for eligibility under the plan.  However, only eligible employees who are selected by KMR’s compensation committee will actually participate in the plan and receive bonuses.

table of content

The plan consists of two components: the executive plan component and the non-executive plan component.  Our Chairman and Chief Executive Officer, and all employees who report directly to the Chairman, including all of the named executive officers, are eligible for the executive plan component; however, as stated elsewhere in this “Compensation Discussion and Analysis,” Richard D. Kinder has elected to not participate under the plan.  As of December 31, 2011, excluding Mr. Kinder, eleven of our executive officers were eligible to participate in the executive plan component.  All other U.S. and Canadian eligible employees were eligible for the non-executive plan component.

At or before the start of each calendar year (or later, to the extent allowed under Internal Revenue Code regulations), financial performance objectives based on one or more of the criteria set forth in the plan are established by KMR’s compensation committee.  Two financial performance objectives were set for 2011 under both the executive plan component and the non-executive plan component.  The two financial performance objectives were:

▪	$4.60 in cash distributions per common unit by us (the same as our previously disclosed 2011 budget expectations); and

▪
$1.16 in cash dividends per share paid during the year for KMI (including a $0.29 per share dividend for the first quarter of 2011, which was prorated for the portion of the first quarter after KMI’s initial public offering).

A third objective which could potentially decrease or increase the budgeted pool of bonus dollars for 2011 was a goal to improve our environmental, health, and safety performance by (1) beating industry average incident rates; (2) improving incident rates compared to our previous three year averages.

At the end of 2011, the extent to which the financial performance objectives have been attained and the extent to which the bonus opportunity has been earned under the formula previously established by KMR’s compensation committee was determined.  For 2011:

▪
we distributed $4.61 in cash per common unit—generating enough cash from operations in 2011 to fully cover our cash distribution target; furthermore, we would have fallen just slightly short (approximately $4 million) of meeting our budgeted excess cash coverage of $37 million for 2011 had we not chosen to increase our distribution for the fourth quarter of 2011 by $0.01, and if we would have received a Canadian tax refund that was expected in 2011, but will not be received until 2012; and

▪	KMI distributed $1.18 in cash dividends per share.

Based on the above, the KMR compensation committee recommended that approximately 100% of the 2011 budgeted cash bonus opportunity be earned and funded under the plan (an increase from the 2010 funding level of 93%).  The approved funding level includes any premium pay calculations for bonus awards paid to non-exempt employees.

In addition to determining the financial performance objectives under the Annual Incentive Plan, at or before the start of each calendar year, the compensation committee sets the bonus opportunities available to each executive officer.  The table below sets forth the maximum bonus opportunities that could be payable by KMI and us collectively to the named executive officers for achievement of the threshold, target and maximum 2011 financial performance objectives established under the plan.  If neither of the financial performance objectives was met, no bonus opportunity would be available to the named executive officers.  The maximum payout to any individual under the plan for any year is $3.0 million.  The compensation committee may reduce the amount of the bonus actually paid to any executive officer from the amount of any bonus opportunity open to such executive officer.  Because payments under the plan for our executive officers are determined by comparing actual performance to the performance objectives established each year for eligible executive officers chosen to participate for that year, it is not possible to accurately predict any amounts that will actually be paid under the executive portion of the plan over the life of the plan.  The compensation committee set maximum bonus opportunities under the plan for 2011 for the executive officers at dollar amounts in excess of those which were expected to actually be paid under the plan.  In fact, while achievement of the financial performance objectives sets the maximum bonus opportunity for each executive officer, the compensation committee has never awarded the maximum bonus opportunity to a current named executive officer.  The actual payout amounts under the Non-Equity Incentive Plan Awards made for 2011 (paid in 2012) are set forth in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

table of content

Kinder Morgan, Inc. Annual Incentive Plan Bonus Opportunities for 2011
Name	Threshold (a)	Target (b)	Maximum (c)
Richard D. Kinder (d)	$–	$–	$–
Kimberly A. Dang	500,000	1,000,000	1,500,000
Steven J. Kean	750,000	1,500,000	3,000,000
Joseph Listengart	500,000	1,000,000	1,500,000
C. Park Shaper	750,000	1,500,000	3,000,000
__________

(a)	Represents the maximum bonus opportunity available to the executive officer if one of the financial performance objectives was met.
(b)	Represents the maximum bonus opportunity available to the executive officer if both of the financial performance objectives were met.
(c)	Represents the maximum bonus opportunity available to the executive officer if both of the financial performance objectives were exceeded by 10% or more.
(d)	Declined to participate.

The 2011 bonuses for our executive officers were overwhelmingly based on whether the established financial performance objectives were met.  The compensation committee also considered, in a purely subjective manner, how well the executive officer performed his or her duties during the year.  Information was solicited from relevant members of senior management regarding the performance of our named executive officers (described following), and determinations and recommendations were made at the regularly scheduled first quarter board and compensation committee meetings held in January 2012.  Other factors considered by the compensation committee primarily consisted of the amount of the bonus paid to the executive officer in the prior year and market data about compensation of comparable positions of responsibility at comparable companies, consisting of the compensation surveys referred to above.  With respect to using these other factors in assessing performance, KMR’s compensation committee did not find it practicable to, and did not, use a “score card” or quantify or assign relative weight to the specific criteria considered.  The amount of a downward adjustment, subject to the maximum bonus opportunity that was established at the beginning of the year, was not subject to a formula.  Specific aspects of an individual’s performance were not identified in advance.  Rather, adjustments were based on KMR’s compensation committee’s judgment, giving consideration to the totality of the record presented, including the individual’s performance and the magnitude of any other positive or negative factors.

Upon the occurrence of a change in control the compensation committee may take any action with respect to outstanding awards that it deems appropriate; and in the event that such action is to distribute an award, the award will be distributed in a lump sum no later than 30 days after the change in control.  Under the plan, “change in control” means (1) that any person, other than a permitted holder (as defined below), becomes the beneficial owner of securities representing 50% or more of the voting power of KMI; (2) a sale, merger or other business combination as a result of which transaction the voting securities of KMI, outstanding immediately before such transaction do not continue to represent at least 50% of the voting power of KMI after giving effect to such transaction; (3) the sale or transfer of all or substantially all of the assets of KMI or one of its parent entities, including us, other than to an entity of which more than 50% of the voting power is held by permitted holders (as defined below); (4)  during any period of two consecutive years following the closing of KMI’s initial public offering, individuals who were directors at the beginning of the period or whose election or nomination for election by KMI’s stockholders was approved by a vote of two-thirds of the directors then still in office who had been directors at the beginning of the period or previously so approved, cease for any reason other than normal retirement, death or disability to constitute at least a majority of the board of directors then in office; or (5) the stockholders of KMI approve a plan of complete liquidation of KMI or an agreement for the sale or disposition by KMI of all or substantially all of its assets. Under the plan, a “permitted holder” means Richard D. Kinder and investment funds advised by or affiliated with Goldman, Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC.

If, in connection with a change in control, Richard D. Kinder is no longer our Chairman:

•
each participant under the executive component of the plan will be deemed to have earned 100% of the bonus opportunity available to him or her, unless the compensation committee has previously determined that the participant should receive a lesser percentage of the bonus opportunity;

•
each participant under the non-executive component of the plan will receive an award equal to the award most recently paid to such participant under the Annual Incentive Plan, or if no awards have been paid under the plan, an award equal to the most recent award paid to such participant under any prior Annual Incentive Plan; and

•	the awards to executive and non-executive participants will be paid in a cash lump sum within 30 days after the change in control.

table of content

Compensation Related to the Going-Private Transaction

In connection with Kinder Morgan Kansas, Inc.’s going-private transaction, members of our management were awarded Kinder Morgan Holdco LLC Class A-1 and Class B units.  In accordance with generally accepted accounting principles, we are required to recognize compensation expense in connection with the Class A-1 and Class B units over the expected life of such units; however, we do not have any obligation, nor did we pay any amounts related to these compensation expenses (all expenses were borne by the Sponsor Investors and Mr. Kinder), and since we were not responsible for paying these expenses, we recognized the amounts allocated to us as both an expense on our income statement and a contribution to “Total Partners’ Capital” on our balance sheet.  The awards and terms of the Class B units granted to members of our management were determined after extensive negotiations between management and the Sponsor Investors with respect to which management agreed to forego any long-term executive compensation at least until the Sponsor Investors sell their interests in KMI.

Comparison of Class B Units to Class B Shares. The Class B units were converted into Class B shares in connection with KMI’s initial public offering.  The Class B shares are intended to substantially preserve the economic rights of the Class B units in Kinder Morgan Holdco LLC but differ from the Class B units in certain respects, including the following:

•
Class B units were subject to time vesting, with one-third vesting on the third, fourth and fifth anniversaries of the date of their issuance.  All distributions with respect to the non-vested portion of such Class B units are held in escrow pending the vesting or forfeiture of such Class B units.  Class B shares are not subject to time vesting.  As a result, holders of Class B shares are entitled to receive and retain any distributions on, and shares of KMI Class P common stock issued upon conversion of, such Class B shares;

•
the amount of Class B units forfeited upon termination of a holder’s employment would depend on the reason for such termination and other factors such as time vesting and the level of cumulative distributions made by KMI as of a relevant date.  Prior to a change of control, all non-time-vested Class B units would be forfeited upon termination of a holder’s employment for any reason.  With respect to time-vested Class B units, all such Class B units would be forfeited upon termination of a holder’s employment for cause, no Class B units would be forfeited upon termination of a holder’s employment for death or disability and all or a portion of Class B units would be forfeited upon termination of a holder’s employment for other reasons based on the level of cumulative distributions made by KMI as of the date of termination.  The amount of Class B shares forfeited will be based solely on the reason for the termination of employment.  No Class B shares will be forfeited upon termination of a holder’s employment for death or disability.  Half of a holder’s Class B shares will be forfeited upon termination of a holder’s employment by such holder for good reason or termination of a holder’s employment by us without cause.  All Class B shares will be forfeited upon termination of a holder’s employment for any other reason, including termination for cause;

•
amounts in respect of forfeited Class B units would be transferred to an incentive pool and could be paid to other members of management (excluding Mr. Kinder) in the discretion of the chief manager and subject to certain unitholder approvals.  Forfeited Class B shares will automatically become treasury shares, and KMI will transfer the forfeited Class B shares into a trust.  Any property in the trust, including dividends, proceeds or earnings received with respect to such Class B shares, may be distributed to new or existing members of management (excluding Mr. Kinder) in any proportion at the election of KMI’s chief executive officer and subject to the consent of a majority of KMI’s directors nominated by Sponsor Investors;

•
holders of forfeited Class B units that were time-vested would have received certain levels of distributions even after such holder’s termination of employment depending on the level of cumulative distributions made by KMI as of the date of termination.  Under specified circumstances, a holder of Class B shares who otherwise would forfeit such Class B shares upon such holder’s termination of employment will retain his or her Class B shares until such holder has received a specified amount of total value, even if distributed after such holder’s termination;

•
if a holder of Class B units was terminated for any reason, KMI could repurchase his or her Class B units generally at fair market value.  KMI does not have a right of repurchase with respect to the Class B shares; and

•	Class B units would fully vest upon a change of control. Class B shares are not subject to forfeiture after a change of control.

table of content

Under our shareholders agreement, “change of control” means (1) the acquisition by any person or group, other than permitted holders (as defined below), by way of merger, amalgamation, consolidation or other business combination or purchase of beneficial ownership of more than 50% of our total voting power after giving effect to such transaction; (2) a sale, merger or similar transaction or related series of transactions involving us, as a result of which persons who collectively held 100% of our total voting power immediately prior to such transaction do not collectively hold more than 50% of our total voting power after giving effect to such transaction unless (a) the persons who collectively held 100% of our total voting power continue to hold at least 35% of our total voting power; (b) no other person or group holds more than 35% of our total voting power; and (c) either Richard D. Kinder or Park Shaper is a senior executive officer; or (3) the sale or transfer of all or substantially all of our assets, and our subsidiaries’, taken as a whole, other than to an entity of which more than 50% of the voting power is held by a permitted holder or by persons who held more than 50% of our total voting power immediately prior to such transaction.  Under the shareholders agreement, “permitted holders” means the Sponsor Investors and their successors and permitted transferees.

Comparison of Class A-1 Units to Class C Shares. The Class A-1 units converted into the Class C shares in connection with KMI’s initial public offering.  The Class C shares are intended to substantially preserve the economic rights of the Class A-1 units in Kinder Morgan Holdco LLC but differ from the Class A-1 units in certain respects, including the following:

•	Class A-1 units were subject to forfeiture if a holder was terminated for cause. Class C shares are not subject to forfeiture; and

•
if the employment of a holder of Class A-1 units was terminated for any reason, KMI could have repurchased his or her Class A-1 units generally at fair market value.  KMI does not have a right of repurchase with respect to the Class C shares.

Class B Share Plan and Class B Share Trust. The Class B shares may be forfeited by our management under the circumstances described above.  All forfeited Class B shares will automatically become treasury shares, and KMI will transfer the forfeited Class B shares to a trust established solely to hold these Class B shares, together with any dividends, proceeds received in respect of these Class B shares, shares of KMI Class P common stock issued in connection with the conversion of these Class B shares or earnings with respect to such property.  KMI has established the Class B share plan, which is a long-term compensation plan, to govern the terms of awards in respect of forfeited Class B shares and related property in the Class B share trust.  Pursuant to the Class B share plan and KMI’s shareholders agreement, each item of property in the trust may be distributed separately from the underlying Class B shares to members of new or existing management (other than Richard D. Kinder), as designated by KMI’s chief executive officer and approved by a majority of the members of KMI’s board of directors nominated by the Sponsor Investors.  All property held in the trust on May 31, 2015 will be distributed proportionally to the holders of Class B shares as of May 31, 2015.  KMI has agreed to pay the costs of the Class B share trust, including the fees of the independent trustee, but does not expect these costs to be material.

Other Compensation

Kinder Morgan, Inc. Savings Plan.  The Kinder Morgan, Inc. Savings Plan is a defined contribution 401(k) plan.  The savings plan permits all full-time employees of Kinder Morgan Kansas, Inc. and those of KMGP Services Company, Inc., including the named executive officers, to contribute between 1% and 50% of base compensation, on a pre-tax basis, into participant accounts.  For more information on this plan, see Note 9 “Employee Benefits—Kinder Morgan Savings Plan” to our consolidated financial statements included elsewhere in this report.  As a result of a cost savings effort in 2009, all officers with the position of vice president or higher, including our named executive officers, were suspended from receiving any company contributions commencing February 15, 2009.  Company contributions for these employees were reinstated effective February 1, 2010.

Kinder Morgan, Inc. Cash Balance Retirement Plan.  Employees of Kinder Morgan Kansas, Inc. and KMGP Services Company, Inc., including the named executive officers, are also eligible to participate in the Kinder Morgan, Inc. Retirement Plan, referred to as the Cash Balance Retirement Plan, a cash balance plan.  Employees accrue benefits through a Personal Retirement Account, referred to as the PRA, in the Cash Balance Retirement Plan.  KMI allocates contribution credits equivalent to 3% of eligible compensation every pay period to participants’ PRAs. For plan years prior to 2011, interest was credited to the PRA at the 30-year U.S. Treasury bond rate published in the Internal Revenue Bulletin for the November of the prior year.  Beginning January 1, 2011, interest is credited to the PRA at the 5-year U.S. Treasury bond rate published in the Internal Revenue Bulletin for the November of the prior year, plus 0.25%.  Employees become 100% vested in the plan after three years and may take a lump sum distribution upon termination of employment or retirement.  As a result of a cost savings effort in 2009, all company contributions to the plan were suspended from April 12, 2009 through December 31, 2009.  Company contributions were reinstated effective January 1, 2010.

table of content

The following table sets forth the estimated actuarial present value of each named executive officer’s accumulated pension benefit as of December 31, 2011, under the provisions of the Cash Balance Retirement Plan.  With respect to our named executive officers, the benefits were computed using the same assumptions used for financial statement purposes, assuming current remuneration levels without any salary projection, and assuming participation until normal retirement at age 65.  These benefits are subject to federal and state income taxes, where applicable, but are not subject to deduction for social security or other offset amounts.

Pension Benefits
Name	Plan Name	Current Credited Yrs of Service	Present Value of Accumulated Benefit (a)	Contributions During 2011
Richard D. Kinder	Cash Balance	11	$-	$-
Kimberly A. Dang	Cash Balance	10	61,760	8,280
Steven J. Kean	Cash Balance	10	73,689	8,469
Joseph Listengart	Cash Balance	11	84,514	8,641
C. Park Shaper	Cash Balance	11	84,514	8,641
__________

(a)	The present values in the Pension Benefits table are current year-end balances.

Contingent Payment Obligations Under Shareholders Agreement.KMI has certain contingent payment obligations under the terms of its shareholders agreement that may be considered compensation to holders of Class B shares and Class C shares, including the agreement to pay certain tax compliance expenses for a holder of Class B shares or Class C shares in certain events related to such holder’s ownership of Class B shares or Class C shares.

Potential Payments Upon Termination or Change-in-Control.  Our named executive officers (excluding Richard D. Kinder) are entitled to certain benefits in the event their employment is terminated by KMI without cause or by them with good reason, whether or not related to a change in control.  See “—Other Potential Post-Employment Benefits—Severance Agreements” below for a description of the terms.  Mr. Kinder is also entitled to certain benefits under his employment agreement upon his termination by Kinder Morgan Kansas, Inc. without cause or by him with good reason, whether or not related to a change in control.  See “Other Potential Post-Employment Benefits—Employment Agreement” below for a description of the terms.  Upon termination of employment of a named executive officer due to death or disability (as determined in accordance with our long-term disability plan covering such employee), all of his or her KMI Class B shares will no longer be subject to forfeiture.  In the event of a termination of employment of a named executive officer by KMI without “cause” or by a named executive officer with “good reason” (as each such term is defined in KMI’s shareholders agreement and described under “Other Potential Post-Employment Benefits—Severance Agreements”), 50% of his or her KMI Class B shares will no longer be subject to forfeiture.  In addition, all unvested KMI Class B shares will no longer be subject to forfeiture upon a change of control (as defined in KMI’s shareholders agreement and described under “—Compensation Related to the Going-Private Transaction—Comparison of Class B Units to Class B Shares”).

The following tables list separately the potential payments and benefits upon a change in control of KMI and the potential payments and benefits upon a termination of employment for our named executive officers.  The tables assume the triggering event for the payments or provision of benefits occurred on December 31, 2011.  Actual amounts payable to each executive listed below upon termination can only be determined definitively at the time of each executive’s actual departure.  In addition to the amounts shown in the tables below, each executive would receive payments for amounts of base salary and vacation time accrued through the date of termination and payment for any reimbursable business expenses incurred prior to the date of termination.

table of content

Potential Payments Upon Termination of Employment or Change in Control for Richard D. Kinder
	Termination Payment	Benefit Continuation	Value of KMI Class B Shares No Longer Subject to Forfeiture(d)
Termination without “cause” or “good reason” or due to “change in duties”(a)(c)	$2,250,000	$34,320	$	N/A
Termination due to death or “disability”(a)(b)	750,000	-		N/A
Upon a change in control	N/A	N/A		N/A
__________

(a)	As such terms are defined in Mr. Kinder’s employment agreement and described under “—Other Potential Post-Employment Benefits—Employment Agreement.”
(b)	If Mr. Kinder becomes disabled, he is eligible for the same medical benefits as most other employees.
(c)	With respect to Class B shares, as the terms “cause” and “good reason” are defined in KMI’s shareholders agreement and described under “—Other Potential Post-Employment Benefits—Severance Agreements.”
(d)
Because the number of Class P shares into which the Class B shares of a series will convert depends on the total value received in excess of an agreed upon return threshold by the holders of the corresponding series of Class A shares when such Class A shares are converted into Class P shares, the market value of the Class B shares is not readily determinable.

__________

Potential Payments Upon Termination of Employment or Change in Control for Other Named Executive Officers
	Termination Without Cause or Good Reason		Value of KMI Class B Shares No Longer Subject to Forfeiture(a)
Name	Salary Continuation	Benefit Continuation	Upon Change in Control or Termination due to Death or Disability		Upon Termination Without Cause or for Good Reason
Kimberly A. Dang	$300,000	$17,160	$	N/A	$	N/A
Steven J. Kean	300,000	17,160		N/A		N/A
Joseph Listengart	300,000	17,160		N/A		N/A
C. Park Shaper	600,000	34,320		N/A		N/A
__________

(a)
Because the number of Class P shares into which the Class B shares of a series will convert depends on the total value received in excess of an agreed upon return threshold by the holders of the corresponding series of Class A shares when such Class A shares are converted into Class P shares, the market value of the Class B shares is not readily determinable.

Other Potential Post-Employment Benefits

Employment Agreement.  On October 7, 1999, Richard D. Kinder entered into an employment agreement with Kinder Morgan Kansas, Inc. pursuant to which he agreed to serve as its Chairman and Chief Executive Officer.  His employment agreement provides for a term of three years and one year extensions on each anniversary of October 7th.  Mr. Kinder, at his initiative, accepted an annual salary of $1 to demonstrate his belief in our long-term viability.  Mr. Kinder continues to accept an annual salary of $1, and he receives no other compensation from us.

We believe that Mr. Kinder’s employment agreement contains provisions that are beneficial to us and accordingly, Mr. Kinder’s employment agreement is extended annually at the request of KMI’s and KMR’s boards of directors.  For example, with limited exceptions, Mr. Kinder is prevented from competing in any manner with Kinder Morgan Kansas, Inc. or any of its subsidiaries, while he is employed by Kinder Morgan Kansas, Inc. and for 12 months following the termination of his employment with Kinder Morgan Kansas, Inc.  The employment agreement provides that he will receive a severance payment equal to $2.25 million in the event his employment is terminated without “cause” or in the event he is subject to a “change in duties” without his consent.  His employment agreement also provides that in the event of his death or termination due to his total and permanent disability, he or his estate will receive an amount equal to the greater of his annual salary ($1) or $750,000, and in the case of his total and permanent disability, such amount will be an annual amount until the effective date of termination of employment.  In addition, under the terms of KMI’s shareholders agreement, Mr. Kinder also has agreed not to compete with KMI or any of its subsidiaries for an additional period of one year and not to solicit KMI’s or any of its subsidiaries’ employees or interfere with certain of its business relationships during the term of his employment and for two years thereafter.

table of content

Upon a change in control and a termination of Mr. Kinder’s employment by Kinder Morgan Kansas, Inc. or by Mr. Kinder, certain payments made to him could be subject to the excise tax imposed on “excess parachute payments” by the Internal Revenue Code.  Pursuant to his employment agreement, Mr. Kinder is entitled to have his compensation “grossed up” for all such excise taxes and any federal, state and local taxes applicable to such gross-up payment (including any penalties and interest).   We estimate the amount of such gross up payment for Mr. Kinder’s termination payment and benefits to be approximately $1.05 million.  The estimate of “excess parachute payments” for purposes of these calculations does not take into account any mitigation for payments which could be shown (under the facts and circumstances) not to be contingent on a change in control or for any payments being made in consideration of non-competition agreements or as reasonable compensation.  The gross-up calculations assume an excise tax rate of 20%, a statutory federal income tax rate of 35%, and a Medicare tax rate of 1.45%.  If upon a change in control Mr. Kinder’s employment does not terminate, he would only be entitled to the immediate vesting of any KMI Class B shares.

Under the employment agreement, “cause” means (1) a grand jury indictment or prosecutorial information charging Mr. Kinder with illegal or fraudulent acts, criminal conduct or willful misconduct; (2) a grand jury indictment or prosecutorial information charging Mr. Kinder with any criminal acts involving moral turpitude; (3) grossly negligent failure by Mr. Kinder to perform his duties in a manner which he has reason to know is in Kinder Morgan Kansas, Inc.’s best interest; (4) bad faith refusal by Mr. Kinder to carry out reasonable instructions of the board of directors of Kinder Morgan Kansas, Inc.; and (5) a material violation by Mr. Kinder of any of the terms of the employment agreement.

Under the employment agreement, “change in duties” means, without Mr. Kinder’s written consent, any of the following (1) a significant reduction in the nature, scope of authority or duties of Mr. Kinder; (2) a substantial reduction in Mr. Kinder’s existing annual base salary or bonus opportunity; (3) receipt of employee benefits by Mr. Kinder that are materially inconsistent with the employee benefits provided by KMI to executives with comparable duties; or (4) a change of more than 50 miles in the location of Mr. Kinder’s principal place of employment.

Severance Agreements. In connection with KMI’s initial public offering, a subsidiary of KMI entered into severance agreements with respect to eleven of our executive officers (including our named executive officers other than Richard D. Kinder) that provide for severance in the amount of the executive’s salary plus benefits during the executive’s non-compete period, ranging from one to two years following the executive’s termination of employment, if the executive voluntarily terminates his or her employment for “good reason” or the executive’s employment with KMI and its subsidiaries is terminated “without cause.”  The other employees who did not enter into severance agreements with KMI are eligible for the same severance policy as all regular full time U.S.-based employees not covered by a bargaining agreement, which caps severance payments at an amount equal to six months of salary.

Under the severance agreements, “cause” means any of the following (1) conviction of a felony; (2) commission of fraud or embezzlement against us or any of our subsidiaries; (3) gross neglect of, or gross or willful misconduct in connection with the performance of, duties that is not cured within 30 days after written notice; (4) willful failure or refusal to carry out reasonable and lawful instructions of the Chief Executive Officer or the board of directors that is not cured within 30 days after written notice; (5) failure to perform duties and responsibilities as the individual’s primary business activity; (6) judicial determination that the individual breached fiduciary duties; (7) willful and material breach of the shareholders agreement, certificate of incorporation or bylaws that is not cured within 30 days after written notice; or (8) material breach of a non-compete provision in the case of specified officers that is not cured with 30 days after written notice.

Under the shareholders agreement, “good reason” occurs when one of the following events occurs without an employee’s consent, such employee provides written notice, such event is not corrected after such notice and the employee resigns (1) material diminution in the employee’s duties and responsibilities; (2) material reduction in the employee’s annual base salary or aggregate benefits; (3) material reduction in the employee’s bonus opportunity; (4) relocation of the employee’s primary place of employment by more than 50 miles; or (5) willful and intentional breach of the shareholders agreement by us that has a material and adverse effect on the employee.

Summary Compensation Table

The following table shows compensation paid or otherwise awarded to (i) our principal executive officer; (ii) our principal financial officer; and (iii) our three most highly compensated executive officers (other than our principal executive officer and principal financial officer) serving at fiscal year end 2011 (collectively referred to as the “named executive officers”) for services rendered to us, our subsidiaries or our affiliates, including KMI and Kinder Morgan Kansas, Inc. (collectively referred to as the KMI affiliated entities), during fiscal years 2011, 2010 and 2009.  The amounts in the columns below represent the total compensation paid or awarded to the named executive officers by all the KMI affiliated entities, and as a result, the amounts are in excess of the compensation expense allocated to, recognized and paid by us for services rendered to us.

table of content

			(a)	(b)	(c)	(d)
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value	All Other Compensation	Total
Richard D. Kinder	2011	$1	$-	$-	$-	$-	$1
Director, Chairman and	2010	1	-	-	-	-	1
Chief Executive Officer	2009	1	-	-	-	-	1

Kimberly A. Dang	2011	300,000	175,000	625,000	8,280	13,330	1,121,610
Vice President and	2010	294,444	-	500,000	9,544	11,704	815,692
Chief Financial Officer	2009	257,692	-	550,000	4,243	3,115	815,050

Steven J. Kean	2011	300,000	-	1,250,000	8,469	15,028	1,573,497
Executive Vice President	2010	294,444	-	1,000,000	10,058	13,247	1,317,749
and Chief Operating Officer	2009	257,692	-	1,250,000	4,683	4,251	1,516,626

Joseph Listengart	2011	300,000	250,000	750,000	8,641	13,330	1,321,971
Vice President, General	2010	294,444	-	749,000	10,524	11,665	1,065,633
Counsel and Secretary	2009	257,692	-	925,000	5,082	2,866	1,190,640

C. Park Shaper	2011	300,000	250,000	1,300,000	8,641	14,170	1,872,811
Director and President	2010	294,444	-	1,040,000	10,524	12,925	1,357,893
	2009	257,692	-	1,300,000	5,082	3,971	1,566,745
__________

(a)	Represents bonus payments awarded and paid by KMI to the executive officers in connection with their efforts in KMI’s February 2011 initial public offering.
(b)	Represents amounts paid according to the provisions of the Annual Incentive Plan then in effect. Amounts were earned in the fiscal year indicated but were paid in the next fiscal year.
(c)
Represents the 2011, 2010 and 2009, as applicable, change in the actuarial present value of accumulated defined pension benefit (including unvested benefits) according to the provisions of KMI’s Cash Balance Retirement Plan.

(d)
Amounts include value of contributions to the KMI Savings Plan (a 401(k) plan), value of group-term life insurance exceeding $50,000, and taxable parking subsidy.  Amounts in 2011, 2010 and 2009 representing the value of contributions to the KMI Savings Plan are $12,250, $11,022 and $2,308, respectively.

Grants of Plan-Based Awards

The following supplemental compensation table shows compensation details on the value of all non-guaranteed and non-discretionary incentive awards granted during 2011 to our named executive officers.  The table includes awards made during or for 2011.  The information in the table under the caption “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represents the threshold, target and maximum amounts payable under the Kinder Morgan, Inc. Annual Incentive Plan for performance in 2011.  Amounts actually paid under that plan for 2011 are set forth in the Summary Compensation Table under the caption “Non-Equity Incentive Plan Compensation.”

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(a)
Name	Threshold	Target	Maximum
Richard D. Kinder	$-	$-	$-
Kimberly A. Dang	500,000	1,000,000	1,500,000
Steven J. Kean	750,000	1,500,000	3,000,000
Joseph Listengart	500,000	1,000,000	1,500,000
C. Park Shaper	750,000	1,500,000	3,000,000
__________

(a)	See “—Compensation Discussion and Analysis—Elements of Compensation” and “—Possible Annual Cash Bonus (Non-Equity Cash Incentive)” above for further discussion of these awards.

table of content

Outstanding Equity Awards at Fiscal Year-End

Option Awards and Stock Awards

None of the named executive officers has been awarded any stock options, restricted stock or similar stock-based awards, and we do not expect to grant any such awards to the named executive officers while the Sponsor Investors hold Class A shares.

Awards of Participation Interests in Going-Private Transaction

The holders of KMI’s Class P common stock do not bear any of the economic cost of, and are not diluted by, the KMI Class B shares, and the KMI Class B shares and the conversions of KMI Class B shares into KMI Class P shares do not impact the per share dividends paid on the KMI Class P shares or the aggregate dividends KMI pays to its shareholders. In connection with Kinder Morgan Kansas, Inc.’s going-private transaction, members of management, including the named executive officers, were awarded KMI Class B units as participation interests.  The awards and terms of the KMI Class B units, determined after extensive negotiations between KMI management and the Sponsor Investors, provided that the investors in the going-private transaction would bear the economic burden of any value of the KMI Class B units, in exchange for which management agreed to forego any long-term compensation at least until the Sponsor Investors sell their interests in KMI.  The KMI Class B units were converted into KMI Class B shares in connection with KMI’s initial public offering, and the terms of the KMI Class B shares continued to provide that the investors in the going-private transaction, and thus not the public shareholders, would bear the economic cost related to any KMI Class B share value. The aggregate amount of KMI’s Class P common stock into which the KMI Class A shares, KMI Class B shares and KMI Class C shares can convert is fixed.  The conversion of KMI Class B shares into KMI Class P shares reduces the number of KMI Class P shares into which the KMI Class A shares and KMI Class C shares can convert.  Therefore, KMI views the KMI Class B shares, along with the KMI Class A shares and KMI Class C shares, as participation interests in the going-private transaction, rather than as awards of stock-based compensation.

The KMI Class B shares are not subject to time vesting but may be forfeited upon termination of employment.  In addition, the number of KMI Class P shares into which the KMI Class B shares of a series will convert depends on the total value in excess of an agreed upon return threshold received by the holders of the corresponding series of KMI Class A shares when such KMI Class A shares are converted into KMI Class P shares.  As a result, the remaining KMI Class B shares of a series may convert into zero KMI Class P shares if the return threshold is not met.

The following table sets forth the number of KMI Class B shares held by each named executive officer as of December 31, 2011.  As noted above, the holders of KMI Class P common stock do not bear any of the economic cost of, and are not diluted by, the KMI Class B shares, and the KMI Class B shares and the conversions of KMI Class B shares into KMI Class P shares do not impact the per share dividends paid on the KMI Class P shares or the aggregate dividends KMI pays to its shareholders.

Name	Number of shares	Market value of shares(d)
Richard D. Kinder(a)	37,653,039	N/A
Kimberly A. Dang(b)	2,353,315	N/A
Steven J. Kean	7,530,608	N/A
Joseph Listengart	3,765,304	N/A
C. Park Shaper(c)	10,354,586	N/A
__________

table of content

(a)	Includes 12,551,013 Class B shares that Mr. Kinder transferred to a limited partnership. Mr. Kinder disclaims 99% of any beneficial and pecuniary interest in those shares.
(b)	All of such Class B shares have been transferred by Mrs. Dang to a limited partnership. Mrs. Dang disclaims 10% of any beneficial and pecuniary interest in those shares.
(c)	All of such Class B shares have been transferred by Mr. Shaper to a limited partnership. Mr. Shaper disclaims 21% of any beneficial and pecuniary interest in those shares.
(d)
Because the number of Class P shares into which the Class B shares of a series will convert depends on the total value received in excess of an agreed upon return threshold by the holders of the corresponding series of Class A shares when such Class A shares are converted into Class P shares, the market value of the Class B shares is not readily determinable.  Assuming all of the outstanding Class A shares were converted into Class P shares as of December 30, 2011 (the last trading day of the year) and such Class P shares were sold to third parties for net proceeds of $32.17 per share (the closing market price of the Class P shares on December 30, 2011), the Class B shares held by the named executive officers would convert into the following numbers of Class P shares: Mr. Kinder – 29,248,080; Mrs. Dang – 1,828,005; Mr. Kean – 5,849,616; Mr. Listengart – 2,924,808; and Mr. Shaper – 8,043,222.  These Class P shares would have the following indicated market values as of December 30, 2011: Mr. Kinder – $940,910,739; Mrs. Dang – $58,806,921; Mr. Kean –$188,182,148; Mr. Listengart – $94,091,074; and Mr. Shaper – $258,750,453.  All Class P shares and associated value received by the Class B shareholders, including the named executive officers, will reduce the number of Class P shares and value that otherwise would have been received by Richard D. Kinder and the Sponsor Investors, as the only remaining holders of Class A shares, and will not impact the public shareholders.  As such, the net value realized by Mr. Kinder will be significantly less than as indicated above.

Stock Vested

As described above under “Outstanding Equity Awards at Fiscal Year-End,” the Class B shares are not subject to time vesting.  However, viewing the conversion of Class B shares into Class P shares as “vesting” of stock awards, the following table sets forth the number of Class P shares acquired by the named executive officers upon the conversions of Class B shares and the value realized upon such conversions and from dividends during 2011.  The Class P shares acquired and value realized set forth in the following table reduced both the number of Class P shares and the amount of dividends that otherwise would have been received by the Investors with respect to their Class A shares.  These shares acquired and value realized in no way diluted, or impacted the dividends received by, KMI’s public shareholders.

Name	Number of Class P shares acquired(a)	Value realized(b)
Richard D. Kinder(c)	1,654,302	$60,939,967
Kimberly A. Dang(d)	103,394	3,808,751
Steven J. Kean	330,860	12,187,982
Joseph Listengart	165,430	6,093,991
C. Park Shaper(e)	454,933	16,758,489

(a)	The number of Class B shares converted were as follows: Mr. Kinder – 2,346,962; Mrs. Dang – 146,685; Mr. Kean – 469,392; Mr. Listengart – 234,696; and Mr. Shaper – 645,414.
(b)
Calculated as the number of Class P shares acquired multiplied by $27.77, the closing market price of the Class P shares on November 16, 2011, the date of conversion.  Also includes the amount of “priority dividends” (as defined in KMI’s certificate of incorporation) received on the Class B shares, which dividends reduce the value that will ultimately be realized on the Class B shares.  The amounts of the priority dividends received in 2011 were as follows: Mr. Kinder – $15,000,000; Mrs. Dang – $937,500; Mr. Kean – $3,000,000; Mr. Listengart – $1,500,000; and Mr. Shaper – $4,125,000.

(c)
Mr. Kinder transferred 33% of his Class B shares to a limited partnership.  Mr. Kinder disclaims 99% of any beneficial and pecuniary interest in the shares held and value realized by the limited partnership.

(d)
Mrs. Dang transferred all of her Class B shares to a limited partnership.  Mrs. Dang disclaims 10% of any beneficial and pecuniary interest in the shares held and value realized by the limited partnership.

(e)
Mr. Shaper transferred all of his Class B shares to a limited partnership.  Mr. Shaper disclaims 21% of any beneficial and pecuniary interest in the shares held and value realized by the limited partnership.

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

table of content

Director Compensation

Compensation Committee Interlocks and Insider Participation.

The compensation committee of KMR functions as our compensation committee.  KMR’s compensation committee is comprised of Mr. Ted A. Gardner, Mr. Gary L. Hultquist and Mr. Perry M. Waughtal.  KMR’s compensation committee makes compensation decisions regarding the executive officers of our general partner and its delegate, KMR.  Mr. Richard D. Kinder, Mr. James E. Street, Mr. C. Park Shaper and Mr. Steven J. Kean, who are executive officers of KMR, participate in the deliberations of the KMR compensation committee concerning executive officer compensation.  None of the members of KMR’s compensation committee is or has been one of our officers or employees, and none of our executive officers served during 2011 on a board of directors or compensation committee of another entity which has employed any of the members of KMR’s board of directors or compensation committee.

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

On April 1, 2003, KMR’s compensation committee established our Directors’ Unit Appreciation Rights Plan, and pursuant to this plan, each of KMR’s then three non-employee directors received common unit appreciation rights.  During the first board meeting of 2005, the plan was terminated and replaced by the Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors.  In December 2011, all remaining 17,500 outstanding unit appreciation rights were exercised.  For more information on this plan, see Note 12 “—Directors’ Unit Appreciation Rights Plan” to our consolidated financial statements included elsewhere in this report.

The following table discloses the compensation earned by each of KMR’s non-employee directors for board service during fiscal year 2011.  In addition, directors are reimbursed for reasonable expenses in connection with board meetings.

Name	Fees Earned or Paid in Cash(a)	Common Unit Awards(b)	All Other Compensation(c)	Total
Ted A. Gardner	$90,000	$-	$-	$90,000
Gary L. Hultquist	180,000	-	-	180,000
C. Berdon Lawrence	1,518	176,964	5,562	184,044
Perry M. Waughtal	180,000	-	203,000	383,000
__________

(a)
Mr. Gardner was elected a KMR director effective July 20, 2011, filling the vacancy left by Mr. Lawrence, who served as a KMR director until his resignation that same day.  For Mr. Lawrence, amount represents one-half of the difference between (i) his total cash compensation award and (ii) the value of cash compensation received in the form of our common units (see Note (b)).

(b)
For Mr. Lawrence, amount represents the value of cash compensation received in the form of our common units according to the provisions of our Common Unit Compensation Plan for Non-Employee Directors.  Value computed as the number of common units elected to be received in lieu of cash (2,450) multiplied by the closing price on the day cash compensation is approved ($72.23 on January 18, 2011).

(c)
For Mr. Lawrence, amount represents distributions paid on unvested common units awarded according to the provisions of our Common Unit Compensation Plan for Non-Employee Directors.  For Mr. Waughtal, amount represents the unrealized value of common unit appreciation rights earned according to the provisions of our Directors’ Unit Appreciation Rights Plan for Non-Employee Directors and determined according to the share-based payment provisions of generally accepted accounting principles— for 17,500 common unit appreciation rights, equal to the increase in value of a corresponding common unit from December 31, 2010 ($70.26) to his exercise date of December 21, 2011 ($81.86).

Compensation Committee Report

Throughout fiscal 2011, the compensation committee of KMR’s board of directors was comprised of three directors (Mr. Gary L. Hultquist and Mr. Perry M. Waughtal for the full fiscal year, Mr. C. Berdon Lawrence until his resignation from the compensation committee effective July 20, 2011, and Mr. Ted A. Gardner since replacing Mr. Lawrence on the compensation committee effective July 20, 2011), each of whom the KMR board of directors has determined meets the criteria for independence under KMR’s governance guidelines and the New York Stock Exchange rules.

table of content

The KMR compensation committee has discussed and reviewed the above Compensation Discussion and Analysis for fiscal year 2011 with management.  Based on this review and discussion, the KMR compensation committee recommended to its board of directors, that this Compensation Discussion and Analysis be included in this annual report on Form 10-K for the fiscal year 2011.

KMR Compensation Committee:

Ted A. Gardner

Gary L. Hultquist

Perry M. Waughtal

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of January 31, 2012, regarding (i) the beneficial ownership of our common and Class B units and KMR shares by all directors of our general partner and KMR, its delegate, by each of the named executive officers identified in Item 11 “Executive Compensation” and by all directors and executive officers as a group; and (ii) the beneficial ownership of our common and Class B units and KMR shares by all persons known by our general partner to own beneficially at least 5% of such units or shares.  Unless otherwise noted, the address of each person below is c/o Kinder Morgan Energy Partners, L.P., 500 Dallas Street, Suite 1000, Houston, Texas 77002.

Amount and Nature of Beneficial Ownership(a)
	Common Units		Class B Units		Kinder Morgan Management Shares
Name	Number of Units	Percent of Class(b)	Number of Units	Percent of Class(c)	Number of Shares	Percent of Class(d)
Richard D. Kinder(e)	315,979	*	-	-	258,368	*
C. Park Shaper	4,000	*	-	-	36,045	*
Ted A. Gardner(f)	43,404	*	-	-	72,765	*
Gary L. Hultquist	1,000	*	-	-	-	-
Perry M. Waughtal	46,918	*	-	-	80,295	*
Steven J. Kean	1,780	*	-	-	2,436	*
Joseph Listengart	5,498	*	-	-	2,728	*
Kimberly A. Dang	121	*	-	-	598	*
Directors and Executive Officers as a group (14 persons)(g)	421,004	*	-	-	465,115	*
Kinder Morgan, Inc.(h)	16,370,428	7.03%	5,313,400	100.00%	14,055,426	14.27%
Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne(i)	-	-	-	-	8,165,754	8.29%

____________
*  Less than 1%.

(a)	Except as noted otherwise, each beneficial owner has sole voting power and sole investment power over the units and shares listed.
(b)	As of January 31, 2012, we had 232,837,732 common units issued and outstanding.
(c)	As of January 31, 2012, we had 5,313,400 Class B units issued and outstanding.
(d)
Represent the limited liability company shares of KMR.  As of January 31, 2012, there were 98,509,389 issued and outstanding KMR shares, including two voting shares owned by our general partner.  In all cases, our i-units will be voted in proportion to the affirmative and negative votes, abstentions and non-votes of owners of KMR shares.  Through the provisions in our partnership agreement and KMR’s limited liability company agreement, the number of outstanding KMR shares, including voting shares owned by our general partner, and the number of our i-units will at all times be equal.

table of content

(e)	Includes 7,879 common units and 1,146 KMR shares owned by Mr. Kinder’s spouse. Mr. Kinder disclaims all beneficial and pecuniary interest in these common units and KMR shares.
(f)	Includes 3,607 KMR shares owned by Mr. Gardner’s spouse. Mr. Gardner disclaims beneficial ownership in these KMR shares. Also includes 3,968 KMR shares held for one of Mr. Gardner’s children.
(g)
Includes 9,090 common units and 4,753 KMR shares owned by executives’ spouses and 4,867 KMR shares held by executives and directors for their respective children.  The respective executives disclaim any beneficial ownership in 9,090 common units and 4,753 KMR shares.

(h)	Includes common units owned by KMI and its consolidated subsidiaries, including 1,724,000 common units owned by Kinder Morgan G.P., Inc.
(i)
As reported on the Schedule 13G/A filed February 1, 2012 by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne.  Kayne Anderson Capital Advisors, L.P. reported that in regard to KMR shares, it had sole voting power over 0 shares, shared voting power over 8,165,289 shares, sole disposition power over 0 shares and shared disposition power over 8,165,289 shares.  Mr. Kayne reports that in regard to KMR shares, he had sole voting power over 465 shares, shared voting power over 8,165,289 shares, sole disposition power over 465 shares and shared disposition power over 8,165,289 shares.  Kayne Anderson Capital Advisors, L.P.’s and Richard A. Kayne’s address is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

____________

KMR’s board of directors and its compensation committee previously established a minimum ownership requirement for members of the board with respect to KMP units, KMR shares or a combination thereof.  As of December 31, 2011, one member of the board, Mr. Hultquist, did not satisfy this minimum ownership requirement.  Effective February 13, 2012, the board, by unanimous consent, determined to provide a waiver of the minimum ownership requirement in the case of Mr. Hultquist until December 31, 2012, or such later date determined by the board.

The following table sets forth as of January 31, 2012, the number of KMI Class P shares, Class A shares, Class B shares and Class C shares of which the individuals listed below have beneficial ownership. The Class A shares, Class B shares and Class C shares are convertible into a fixed aggregate amount of Class P shares under certain circumstances. As of January 31, 2012, there were 170,921,691 Class P shares outstanding, and the Class A shares, Class B shares and Class C shares were convertible into an aggregate of 535,972,387 Class P shares. However, since the Class A shares, Class B shares and Class C shares are convertible into a fixed aggregate number of Class P shares, the conversion of Class B shares and Class C shares into Class P shares will result in a corresponding decrease in the number of Class P shares into which the Class A shares will be able to convert.

Amount and Nature of Beneficial Ownership(a)
	KMI Class P Shares		KMI Class A Shares		KMI Class B Shares		KMI Class C Shares
Name	Number of Shares	Percent of Class(b)	Number of Shares	Percent of Class(c)	Number of Shares	Percent of Class(d)	Number of Shares	Percent of Class(e)
Richard D. Kinder(f)	21,528,167	12.60%	216,538,834	40.40%	37,653,039	40.00%	-	-
C. Park Shaper(g)	1,581,861	*	-	-	10,354,586	11.00%	655,836	28.29%
Ted A. Gardner	200,000	*	-	-	-	-	-	-
Gary L. Hultquist	-	-	-	-	-	-	-	-
Perry M. Waughtal	10,000	*	-	-	-	-	-	-
Steven J. Kean	884,774	*	-	-	7,530,608	8.00%	322,360	13.91%
Joseph Listengart	667,576	*	-	-	3,765,304	4.00%	292,232	12.61%
Kimberly A. Dang(h)	165,549	*	-	-	2,353,315	2.50%	36,172	1.56%
Directors and Executive Officers as a group (14 persons)(i)	26,665,045	15.60%	216,538,834	40.40%	78,318,322	83.20%	1,789,488	77.19%
___________
* Less than 1%.

table of content

(a)	Except as noted otherwise, each beneficial owner has sole voting power and sole investment power over the shares listed.
(b)	As of January 31, 2012, KMI had 170,921,691 Class P shares issued and outstanding.
(c)	As of January 31, 2012, KMI had 535,972,387 Class A shares issued and outstanding.
(d)	As of January 31, 2012, KMI had 94,132,596 Class B shares issued and outstanding.
(e)	As of January 31, 2012, KMI had 2,318,258 Class C shares issued and outstanding.
(f)
Includes 46,664 Class A shares owned by Mr. Kinder’s wife.  Mr. Kinder disclaims any and all beneficial or pecuniary interest in the Class A units held by his wife.  Also includes 551,434 Class P shares and 12,551,013 Class B shares held by a limited partnership of which Mr. Kinder controls the voting and disposition power.  Mr. Kinder disclaims 99% of any beneficial and pecuniary interest in these shares.

(g)
Includes 97,504 Class P shares and 10,354,586 Class B shares held by a limited partnership of which Mr. Shaper controls the voting and disposition power.  Mr. Shaper disclaims 98% and 21% of any beneficial and pecuniary interest in these Class P and Class B shares, respectively.

(h)
Includes 103,394 Class P shares and 2,353,315 Class B shares held by a limited partnership of which Mrs. Dang controls the voting and disposition power.  Mrs. Dang disclaims 10% of any beneficial and pecuniary interest in these shares.

(i)
See notes (f), (g) and (h) above.  Also includes 115,801 Class P shares and 2,635,713 Class B shares held by a limited partnership of which an executive officer controls the voting and disposition power, but in respect of which shares the executive officer disclaims 8% of any beneficial or pecuniary interest.  Also includes 173,701 Class P shares and 3,953,569 Class B shares held by limited partnerships of which an executive officer controls the voting and disposition power but in respect of which shares, the executive officer disclaims 29.4% of any beneficial or pecuniary interest.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2011.  Specifically, the table provides information regarding our Common Unit Compensation Plan for Non-Employee Directors, described in Item 11 “Executive Compensation—Director Compensation—Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors,” and Note 12 to our consolidated financial statements included elsewhere in this report.

Plan Category	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-
Equity compensation plans not approved by security holders	69,782
Total	69,782

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

As described above, each of Mr. Gardner, Mr. Hultquist and Mr. Waughtal is also an independent director of our general partner.  Further, each has no family relationship with any of the directors or executive officers of KMR, our general partner or us, and each has no direct or indirect material interest in any transaction or proposed transaction required to be reported under Section 404(a) of Regulation S-K.

The board has affirmatively determined that Messrs. Gardner, Hultquist and Waughtal, who constitute a majority of the directors, are independent as described in our governance guidelines and the New York Stock Exchange rules.  In conjunction with all regular quarterly and certain special board meetings, these three non-management directors also meet in executive session without members of management.  In January 2012, Mr. Gardner was elected for a one year term to serve as lead director to develop the agendas for and preside at these executive sessions of independent directors.

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

Item 14.  Principal Accounting Fees and Services

The following sets forth fees billed for the audit and other services provided by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2011 and 2010 (in dollars):

	Year Ended December 31,
	2011	2010
Audit fees(a)	$2,949,566	$2,797,638
Tax fees(b)	2,366,165	2,426,521
Total	$5,315,731	$5,224,159
____________

(a)
Includes fees for integrated audit of annual financial statements and internal control over financial reporting, reviews of the related quarterly financial statements, and reviews of documents filed with the Securities and Exchange Commission.  2011 and 2010 amounts also include fees of $643,000 and $610,000, respectively, for GAAP audits of certain stand-alone financial statements.

(b)
For 2011 and 2010, amounts include fees of $2,350,480 and $1,863,233, respectively, billed for professional services rendered for tax processing and preparation of Forms K-1 for our unitholders; and fees of $15,685 and $45,405, respectively, billed for professional services rendered for Internal Revenue Service assistance, tax function effectiveness, and for general state, local and foreign tax compliance and consulting services.  For 2010 only, amount also includes fees of $495,000 billed for accounting methods/inventory accounting solutions and fees of $22,883 billed for self-charged items of interest income and deduction.

table of content

All services rendered by PricewaterhouseCoopers LLP are permissible under applicable laws and regulations, and were pre-approved by the audit committee of KMR and our general partner.  Pursuant to the charter of the audit committee of KMR, the delegate of our general partner, the committee’s primary purposes include the following: (i) to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; (ii) to pre-approve all audit and non-audit services, including tax services, to be provided, consistent with all applicable laws, to us by our external auditors; and (iii) to establish the fees and other compensation to be paid to our external auditors.  The audit committee has reviewed the external auditors’ fees for audit and non audit services for fiscal year 2011.  The audit committee has also considered whether such non audit services are compatible with maintaining the external auditors’ independence and has concluded that they are compatible at this time.

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

table of content

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Financial Statements” set forth on page 109.

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

*4.6 —
Certificate of Vice President and Chief Financial Officer of Kinder Morgan Energy Partners, L.P. establishing the terms of the 7.40% Notes due March 15, 2031 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 8-K (File No. 1-11234), filed on March 14, 2001).

*4.7 —	Specimen of 7.40% Notes due March 15, 2031 in book-entry form (filed as Exhibit 4.3 to Kinder Morgan Energy Partners, L.P. Form 8-K (File No. 1-11234), filed on March 14, 2001).
*4.8 —
Certificate of Vice President and Chief Financial Officer of Kinder Morgan Energy Partners, L.P. establishing the terms of the 7.125% Notes due March 15, 2012 and the 7.750% Notes due March 15, 2032 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 10-Q (File No. 1-11234) for the quarter ended March 31, 2002, filed on May 10, 2002).

table of content

*4.9 —
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

*4.12—
First Supplemental Indenture to Indenture dated August 19, 2002, dated August 23, 2002 between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.2 to the October 4, 2002 Form S-4).

*4.13—	Form of 7.30% Note (contained in the Indenture filed as Exhibit 4.1 to the October 4, 2002 Form S-4 (File No. 333-102961)).
*4.14—
Senior Indenture dated January 31, 2003 between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association (filed as Exhibit 4.2 to the Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-3 (File No. 333-102961) filed on February 4, 2003 (the “February 4, 2003 Form S-3”)).

*4.15—	Form of Senior Note of Kinder Morgan Energy Partners, L.P. (included in the Form of Senior Indenture filed as Exhibit 4.2 to the February 4, 2003 Form S-3).
*4.16—	Subordinated Indenture dated January 31, 2003 between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association (filed as Exhibit 4.4 to the February 4, 2003 Form S-3).
*4.17—	Form of Subordinated Note of Kinder Morgan Energy Partners, L.P. (included in the Form of Subordinated Indenture filed as Exhibit 4.4 to the February 4, 2003 Form S-3 (File No. 333-102961)).
*4.18—
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

*4.19—
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

*4.20—
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

*4.21—
Certificate of Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P. establishing the terms of the 6.00% Senior Notes due February 1, 2017 and 6.50% Senior Notes due February 1, 2037 (filed as Exhibit 4.28 to Kinder Morgan Energy Partners, L.P. Form 10-K for 2006 filed March 1, 2007).

*4.22—
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 6.95% Senior Notes due January 15, 2038 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30, 2007 filed August 8, 2007).

table of content

*4.23—
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.85% Senior Notes due September 15, 2012 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended September 30, 2007 filed November 9, 2007).

*4.24—
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.95% Senior Notes due February 15, 2018 (filed as Exhibit 4.28 to Kinder Morgan Energy Partners, L.P. Form 10-K for 2007 filed February 26, 2008).

*4.25—
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 9.00% Senior Notes due February 1, 2019 (filed as Exhibit 4.29 to Kinder Morgan Energy Partners, L.P. Form 10-K for 2008 filed February 23, 2009).

*4.26—
Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.625% Senior Notes due February 15, 2015, and the 6.85% Senior Notes due February 15, 2020 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30, 2009 filed August 3, 2009).

*4.27—
Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.80% Senior Notes due March 1, 2021, and the 6.50% Senior Notes due September 1, 2039 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended September 30, 2009 filed October 30, 2009).

*4.28—
Registration Rights Agreement, dated as of January 15, 2010, between US Development Group LLC and Kinder Morgan Energy Partners, L.P. (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-3 filed January 19, 2010).

*4.29—
Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.30% Senior Notes due September 15, 2020, and the 6.55% Senior Notes due September 15, 2040 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30, 2010 filed July 30, 2010).

*4.30—
Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 3.50% Senior Notes due March 1, 2016, and the 6.375% Senior Notes due March 1, 2041 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended March 31, 2011 filed April 29, 2011).

*4.31—
Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 4.15% Senior Notes due March 1, 2022, and the 5.625% Senior Notes due September 1, 2041 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011).

4.32—
Certain instruments with respect to long-term debt of Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries which relate to debt that does not exceed 10% of the total assets of Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. sec. #229.601.  Kinder Morgan Energy Partners, L.P. hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.

*10.1—
Delegation of Control Agreement among Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan Energy Partners, L.P. and its operating partnerships (filed as Exhibit 10.1 to the Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30, 2001 (File No. 1-11234)).

table of content

*10.2—
Amendment No. 1 to Delegation of Control Agreement, dated as of July 20, 2007, among Kinder Morgan G.P., Inc., Kinder Morgan Management, LLC, Kinder Morgan Energy Partners, L.P. and its operating partnerships (filed as Exhibit 10.1 to Kinder Morgan Energy Partners, L.P.’s Current Report on Form 8-K on July 20, 2007).

*10.3—
Kinder Morgan Energy Partners, L.P. Directors’ Unit Appreciation Rights Plan (filed as Exhibit 10.6 to the Kinder Morgan Energy Partners, L.P. Form 10-K for 2003 filed March 5, 2004 (File No. 1-11234)).

*10.4—
Amendment No. 1 to Kinder Morgan Energy Partners, L.P. Directors’ Unit Appreciation Rights Plan (filed as Exhibit 10.7 to the Kinder Morgan Energy Partners, L.P. Form 10-K for 2003 filed March 5, 2004 (File No. 1-11234)).

*10.5—
Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors (filed as Exhibit 10.2 to Kinder Morgan Energy Partners, L.P. Form 8-K filed January 21, 2005 (File No. 1-11234)).

*10.6—	Form of Common Unit Compensation Agreement entered into with Non-Employee Directors (filed as Exhibit 10.1 to Kinder Morgan Energy Partners, L.P. Form 8-K filed January 21, 2005 (File No. 1-11234)).
*10.7—
Three-Year Credit Agreement dated as of June 23, 2010 among Kinder Morgan Energy Partners, L.P., Kinder Morgan Operating L.P. “B”, the lenders party thereto, Wells Fargo Bank, National Association as Administrative Agent, Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., and DnB NOR Bank ASA (filed as Exhibit 10.1 to Kinder Morgan Energy Partners, L.P.’s Current Report on Form 8-K, filed on June 24, 2010).

*10.8—
First Amendment to Credit Agreement, dated as of July 1, 2011, among Kinder Morgan Energy Partners, L.P., Kinder Morgan Operating L.P. “B”, the lenders party thereto and Wells Fargo Bank, National Association as Administrative Agent (filed as Exhibit 10.1 to the Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30, 2011 (File No. 1-11234)).

*10.9—	Kinder Morgan, Inc. 2011 Stock Incentive Plan (filed as Exhibit 10.1 to Kinder Morgan, Inc.’s Form 10-Q for the quarter ended March 31, 2011 (File No. 1-35081) (the “KMI 10-Q”)).
*10.10—	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the KMI 10-Q).
*10.11—	Kinder Morgan, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.5 to the KMI 10-Q).
*10.12—	Kinder Morgan, Inc. Annual Incentive Plan (filed as Exhibit 10.6 to the KMI 10-Q).
*10.13—	Severance Agreement with C. Park Shaper (filed as Exhibit 10.7 to the KMI 10-Q).
*10.14—	Severance Agreement with Steven J. Kean (filed as Exhibit 10.8 to the KMI 10-Q).
*10.15—	Severance Agreement with Kimberly A. Dang (filed as Exhibit 10.9 to the KMI 10-Q).
*10.16—	Severance Agreement with Joseph Listengart (filed as Exhibit 10.10 to the KMI 10-Q).
11.1 —	Statement re: computation of per share earnings.
12.1 —	Statement re: computation of ratio of earnings to fixed charges.
21.1 —	List of Subsidiaries.
23.1 —	Consent of PricewaterhouseCoopers LLP.
23.2 —	Consent of Netherland, Sewell and Associates, Inc.

table of content

31.1 —	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 —	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 —	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 —	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1 —	Mine Safety Disclosures.
99.1 —	Estimates of the net reserves and future net revenues, as of December 31, 2011, related to Kinder Morgan CO2 Company, L.P.’s interest in certain oil and gas properties located in the state of Texas.
101 —
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (ii) our Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iii) our Consolidated Balance Sheets as of December 31, 2011 and 2010; (iv) our Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (v) our Consolidated Statements of Partners’ Capital for the years ended December 31, 2011, 2010 and 2009; and (vi) the notes to our Consolidated Financial Statements.

_______

* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

table of content

table of content

 Report of Independent Registered Public Accounting Firm

To the Partners of
Kinder Morgan Energy Partners, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Kinder Morgan Energy Partners, L.P. and its subsidiaries (the "Partnership") at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A of the Partnership's 2011 Annual Report on Form 10-K.  Our responsibility is to express opinions on these financial statements and on the Partnership's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 17, 2012

table of content

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
Revenues	(In millions except per unit amounts)
Natural gas sales	$3,335.8	$3,614.4	$3,137.2
Services	3,108.7	3,024.7	2,739.1
Product sales and other	1,766.7	1,438.6	1,127.1
Total Revenues	8,211.2	8,077.7	7,003.4

Operating Costs, Expenses and Other
Gas purchases and other costs of sales	3,400.8	3,606.3	3,068.8
Operations and maintenance	1,539.4	1,415.0	1,136.2
Depreciation, depletion and amortization	954.5	904.8	850.8
General and administrative	472.7	375.2	330.3
Taxes, other than income taxes	184.2	171.4	137.0
Other expense (income)	(10.9)	(0.1)	(34.8)
Total Operating Costs, Expenses and Other	6,540.7	6,472.6	5,488.3

Operating Income	1,670.5	1,605.1	1,515.1

Other Income (Expense)
Earnings from equity investments	311.1	223.1	189.7
Amortization of excess cost of equity investments	(6.7)	(5.8)	(5.8)
Interest expense	(533.9)	(507.6)	(431.5)
Interest income	22.9	22.7	22.5
Loss on remeasurement of previously held equity interest in KinderHawk (Note 3)	(167.2)	-	-
Other, net	17.5	24.2	49.5
Total Other Income (Expense)	(356.3)	(243.4)	(175.6)

Income Before Income Taxes	1,314.2	1,361.7	1,339.5

Income Tax (Expense) Benefit	(45.8)	(34.6)	(55.7)

Net Income	1,268.4	1,327.1	1,283.8

Net Income Attributable to Noncontrolling Interests	(10.6)	(10.8)	(16.3)

Net Income Attributable to Kinder Morgan Energy Partners, L.P.	$1,257.8	$1,316.3	$1,267.5

Calculation of Limited Partners’ Interest in Net Income Attributable to Kinder Morgan Energy Partners, L.P.:
Net Income Attributable to Kinder Morgan Energy Partners, L.P.	$1,257.8	$1,316.3	$1,267.5
Less: General Partner’s Interest	(1,175.0)	(884.9)	(935.8)
Limited Partners’ Interest in Net Income	$82.8	$431.4	$331.7

Limited Partners’ Net Income per Unit	$0.25	$1.40	$1.18

Weighted Average Number of Units Used in Computation of Limited Partners’ Net Income per Unit	326.1	307.1	281.5

Per Unit Cash Distribution Declared	$4.61	$4.40	$4.20
The accompanying notes are an integral part of these consolidated financial statements.

table of content

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Net Income	$1,268.4	$1,327.1	$1,283.8

Other Comprehensive Income (Loss):
Change in fair value of derivatives utilized for hedging purposes	14.1	(76.1)	(458.2)
Reclassification of change in fair value of derivatives to net income	255.3	188.4	100.3
Foreign currency translation adjustments	(44.4)	100.6	252.2
Adjustments to pension and other postretirement benefit plan liabilities	(33.5)	(2.3)	(2.5)
Total Other Comprehensive Income (Loss)	191.5	210.6	(108.2)

Comprehensive Income	1,459.9	1,537.7	1,175.6
Comprehensive Income Attributable to Noncontrolling Interests	(12.4)	(13.0)	(15.2)
Comprehensive Income Attributable to Kinder Morgan Energy Partners, L.P.	$1,447.5	$1,524.7	$1,160.4

The accompanying notes are an integral part of these consolidated financial statements.

table of content

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Dollars in millions)
ASSETS
Current assets
Cash and cash equivalents	$409.3	$129.1
Restricted deposits	-	50.0
Accounts, notes and interest receivable, net	883.5	951.8
Inventories	109.8	92.0
Gas in underground storage	61.8	2.2
Fair value of derivative contracts	71.4	24.0
Other current assets	39.6	37.6
Total current assets	1,575.4	1,286.7

Property, plant and equipment, net	15,595.8	14,603.9
Investments	3,346.2	3,886.0
Notes receivable	165.0	115.0
Goodwill	1,436.2	1,233.6
Other intangibles, net	1,152.0	302.2
Fair value of derivative contracts	632.0	260.7
Deferred charges and other assets	200.1	173.0
Total Assets	$24,102.7	$21,861.1

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current portion of debt	$1,637.8	$1,262.4
Cash book overdrafts	20.9	32.5
Accounts payable	706.5	630.9
Accrued interest	258.6	239.6
Accrued taxes	38.1	44.7
Deferred revenues	99.5	96.6
Fair value of derivative contracts	120.8	281.5
Accrued other current liabilities	236.9	176.0
Total current liabilities	3,119.1	2,764.2

Long-term liabilities and deferred credits
Long-term debt
Outstanding	11,159.5	10,277.4
Value of interest rate swaps	1,078.9	604.9
Total long-term debt	12,238.4	10,882.3
Deferred income taxes	249.6	248.3
Fair value of derivative contracts	38.7	172.2
Other long-term liabilities and deferred credits	853.0	501.6
Total long-term liabilities and deferred credits	13,379.7	11,804.4

Total Liabilities	16,498.8	14,568.6

Commitments and contingencies (Notes 8, 12 and 16)
Partners’ Capital
Common units (232,677,222 and 218,880,103 units issued and outstanding as of December 31, 2011 and 2010, respectively)	4,346.9	4,282.2
Class B units (5,313,400 and 5,313,400 units issued and outstanding as of December 31, 2011 and 2010, respectively)	41.5	63.1
i-units (98,509,389 and 91,907,987 units issued and outstanding as of December 31, 2011 and 2010, respectively)	2,857.2	2,807.5
General partner	258.7	244.3
Accumulated other comprehensive income (loss)	3.3	(186.4)
Total Kinder Morgan Energy Partners, L.P.’s partners’ capital	7,507.6	7,210.7
Noncontrolling interests	96.3	81.8
Total Partners’ Capital	7,603.9	7,292.5
Total Liabilities and Partners’ Capital	$24,102.7	$21,861.1

The accompanying notes are an integral part of these consolidated financial statements.

table of content

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Cash Flows From Operating Activities
Net Income	$1,268.4	$1,327.1	$1,283.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	954.5	904.8	850.8
Amortization of excess cost of equity investments	6.7	5.8	5.8
Loss on remeasurement of previously held equity interest in KinderHawk (Note 3)	167.2	-	-
Noncash compensation expense allocated from KMI (Note 11)	89.9	4.6	5.7
Earnings from equity investments	(311.1)	(223.1)	(189.7)
Distributions from equity investments	286.6	219.8	234.5
Proceeds from termination of interest rate swap agreements	73.0	157.6	144.4
Changes in components of working capital:
Accounts receivable	14.1	17.7	54.5
Inventories	17.6	(20.8)	(20.0)
Other current assets	(60.5)	31.6	(75.9)
Accounts payable	38.1	(9.4)	(184.6)
Cash book overdrafts	(11.5)	(2.2)	(8.0)
Accrued interest	19.0	17.1	50.2
Accrued taxes	(9.2)	(12.9)	5.3
Accrued liabilities	0.1	12.8	(24.1)
Rate reparations, refunds and other litigation reserve adjustments	170.4	(34.3)	2.5
Other, net	160.5	20.6	(26.1)
Net Cash Provided by Operating Activities	2,873.8	2,416.8	2,109.1

Cash Flows From Investing Activities
Acquisitions of investments	(970.6)	(925.7)	(36.0)
Acquisitions of assets	(208.1)	(287.5)	(292.9)
Repayments from related party	31.3	2.7	3.7
Repayments from customers	-	-	109.6
Capital expenditures	(1,199.5)	(1,000.9)	(1,323.8)
Sale or casualty of property, plant and equipment, investments and other net assets, net of removal costs	25.0	34.3	47.4
Net proceeds from (Investments in) margin and restricted deposits	57.7	(32.2)	(18.5)
Contributions to investments	(371.0)	(299.3)	(2,051.8)
Distributions from equity investments in excess of cumulative earnings	214.7	189.8	112.0
Other, net	3.6	7.2	0.2
Net Cash Used in Investing Activities	(2,416.9)	(2,311.6)	(3,450.1)

Cash Flows From Financing Activities
Issuance of debt	7,501.9	7,140.1	6,891.9
Payment of debt	(6,393.7)	(6,186.4)	(4,857.1)
Debt issue costs	(17.7)	(22.9)	(13.7)
Proceeds from issuance of common units	955.3	758.7	1,155.6
Contributions from noncontrolling interests	29.1	12.5	15.4
Distributions to partners and noncontrolling interests:
Common units	(1,029.9)	(918.7)	(809.2)
Class B units	(24.4)	(22.9)	(22.3)
General Partner	(1,161.4)	(861.7)	(918.4)
Noncontrolling interests	(27.9)	(23.3)	(22.0)
Other, net	(0.4)	(0.4)	(1.1)
Net Cash (Used in) Provided by Financing Activities	(169.1)	(125.0)	1,419.1

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7.6)	2.3	6.0

Net increase (decrease) in Cash and Cash Equivalents	280.2	(17.5)	84.1
Cash and Cash Equivalents, beginning of period	129.1	146.6	62.5
Cash and Cash Equivalents, end of period	$409.3	$129.1	$146.6

The accompanying notes are an integral part of these consolidated financial statements.

table of content

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS   (continued)

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Noncash Investing and Financing Activities
Assets acquired by the assumption or incurrence of liabilities	$206.5	$13.8	$7.7
Assets acquired by the issuance of common units	$23.7	$81.7	$5.0
Assets acquired by the issuance of note	$2.1	$-	$-
Contribution of net assets to investments	$7.9	$20.0	$-
Sale of investment ownership interest in exchange for note	$4.1	$-	$-

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$518.0	$472.8	$400.3
Cash paid (received) during the period for income taxes	$10.0	$(2.2)	$3.4

The accompanying notes are an integral part of these consolidated financial statements.

table of content

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	2011		2010		2009
	Units	Amount	Units	Amount	Units	Amount
	(Dollars in millions)
Common units:
Beginning Balance	218,880,103	$4,282.2	206,020,826	$4,057.9	182,969,427	$3,458.9
Net income	-	56.9	-	299.5	-	229.0
Units issued as consideration pursuant to common unit compensation plan for non-employee directors	2,450	0.2	2,450	0.2	3,200	0.2
Units issued as consideration in the acquisition of assets	324,961	23.7	1,287,287	81.7	105,752	5.0
Units issued for cash	13,469,708	955.3	11,569,540	758.7	22,942,447	1,155.6
Adjustments to capital resulting from related party
acquisitions	-	-	-	-	-	15.5
Distributions	-	(1,029.9)	-	(918.7)	-	(809.2)
Noncash compensation expense allocated from KMI	-	60.8	-	3.3	-	3.9
Other adjustments	-	(2.3)	-	(0.4)	-	(1.0)
Ending Balance	232,677,222	4,346.9	218,880,103	4,282.2	206,020,826	4,057.9

Class B units:
Beginning Balance	5,313,400	63.1	5,313,400	78.6	5,313,400	94.0
Net income	-	1.3	-	7.4	-	6.3
Adjustments to capital resulting from related party
acquisitions	-	-	-	-	-	0.5
Distributions	-	(24.4)	-	(22.9)	-	(22.3)
Noncash compensation expense allocated from KMI	-	1.5	-	-	-	0.1
Other adjustments	-	-	-	-	-	-
Ending Balance	5,313,400	41.5	5,313,400	63.1	5,313,400	78.6

i-units:
Beginning Balance	91,907,987	2,807.5	85,538,263	2,681.7	77,997,906	2,577.1
Net income	-	24.6	-	124.5	-	96.4
Adjustments to capital resulting from related party
Acquisitions	-	-	-	-	-	6.6
Distributions	6,601,402	-	6,369,724	-	7,540,357	-
Noncash compensation expense allocated from KMI	-	25.8	-	1.3	-	1.6
Other adjustments	-	(0.7)	-	-	-	-
Ending Balance	98,509,389	2,857.2	91,907,987	2,807.5	85,538,263	2,681.7

General partner:
Beginning Balance	-	244.3	-	221.1	-	203.3
Net income	-	1,175.0	-	884.9	-	935.8
Adjustments to capital resulting from related party
Acquisitions	-	-	-	-	-	0.3
Distributions	-	(1,161.4)	-	(861.7)	-	(918.4)
Noncash compensation expense allocated from KMI	-	0.9	-	-	-	0.1
Other adjustments	-	(0.1)	-	-	-	-
Ending Balance	-	258.7	-	244.3	-	221.1

Accumulated other comprehensive income (loss):
Beginning Balance	-	(186.4)	-	(394.8)	-	(287.7)
Change in fair value of derivatives utilized for hedging purposes	-	14.0	-	(75.3)	-	(453.6)
Reclassification of change in fair value of derivatives to net income	-	252.8	-	186.5	-	99.3
Foreign currency translation adjustments	-	(44.0)	-	99.5	-	249.7
Adjustments to pension and other postretirement benefit plan liabilities	-	(33.1)	-	(2.3)	-	(2.5)
Ending Balance	-	3.3	-	(186.4)	-	(394.8)

Total Kinder Morgan Energy Partners, L.P. partners’ capital	336,500,011	$7,507.6	316,101,490	$7,210.7	296,872,489	$6,644.5

The accompanying notes are an integral part of these consolidated financial statements.
table of content

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL   (continued)

	2011		2010		2009
	Units	Amount	Units	Amount	Units	Amount
	(Dollars in millions)
Noncontrolling interests:
Beginning Balance	-	$81.8	-	$79.6	-	$70.7
Net income	-	10.6	-	10.8	-	16.3
Adjustments to capital resulting from related party
Acquisitions	-	-	-	-	-	0.3
Contributions	-	29.1	-	12.5	-	15.4
Distributions	-	(27.9)	-	(23.3)	-	(22.0)
Change in fair value of derivatives utilized for hedging purposes	-	0.1	-	(0.8)	-	(4.6)
Reclassification of change in fair value of derivatives to net income	-	2.5	-	1.9	-	1.0
Foreign currency translation adjustments	-	(0.4)	-	1.1	-	2.5
Adjustments to pension and other postretirement benefit plan liabilities	-	(0.4)	-	-	-	-
Noncash compensation expense allocated from KMI	-	0.9	-	-	-	-
Ending Balance	-	96.3	-	81.8	-	79.6

Total Partners’ Capital	336,500,011	$7,603.9	316,101,490	$7,292.5	296,872,489	$6,724.1

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

Kinder Morgan, Inc., Kinder Morgan Kansas, Inc. and Kinder Morgan G.P., Inc.

Kinder Morgan, Inc., a Delaware corporation and referred to as KMI in this report, indirectly owns all the common stock of Kinder Morgan Kansas, Inc.  Kinder Morgan Kansas, Inc. is a Kansas corporation and indirectly owns all the common stock of our general partner, Kinder Morgan G.P., Inc., a Delaware corporation.  In July 2007, our general partner issued and sold 100,000 shares of Series A fixed-to-floating rate term cumulative preferred stock due 2057.  The consent of holders of a majority of these preferred shares is required with respect to a commencement of or a filing of a voluntary bankruptcy proceeding with respect to us or two of our subsidiaries, SFPP, L.P. and Calnev Pipe Line LLC.  As of December 31, 2011, KMI and its consolidated subsidiaries owned, through KMI’s general and limited partner interests in us and its ownership of shares issued by its subsidiary Kinder Morgan Management, LLC (discussed following), an approximate 12.4% interest in us.

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

table of content

On November 23, 2010, Kinder Morgan Holdco LLC filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of its common stock.  The registration statement became effective on February 10, 2011.  In connection with the offering, Kinder Morgan Holdco LLC converted from a Delaware limited liability company to a Delaware corporation named Kinder Morgan, Inc. (KMI), and the former Kinder Morgan, Inc. was renamed Kinder Morgan Kansas, Inc.  On February 11, 2011, KMI’s common stock began trading on the New York Stock Exchange under the symbol “KMI,” and on February 16, 2011, the initial public offering closed.  All of the common stock that was sold in the offering was sold by existing investors, consisting of funds advised by or affiliated with Goldman, Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC.  KMI did not receive any proceeds from the offering.

On October 16, 2011, KMI and El Paso Corporation announced a definitive agreement whereby KMI will acquire all of the outstanding shares of El Paso in a transaction that would, as of the announcement date, create an energy company that would have an enterprise value of approximately $94 billion and would own an interest in approximately 80,000 miles of pipelines.  As of the announcement date, the total purchase price, including the assumption of debt outstanding at both El Paso Corporation and El Paso Pipeline Partners, L.P., was approximately $38 billion.  El Paso Corporation owns a 42% limited partner interest and the 2% general partner interest in El Paso Pipeline Partners, L.P.  The transaction is expected to close in the second quarter of 2012 and is subject to customary regulatory approvals.

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

Under the delegation of control agreement, KMR manages and controls our business and affairs and the business and affairs of our operating limited partnerships and their subsidiaries.  Furthermore, in accordance with its limited liability company agreement, KMR’s activities are limited to being a limited partner in, and managing and controlling the business and affairs of us, our operating limited partnerships and their subsidiaries.  As of December 31, 2011, KMR owned approximately 29.3% of our outstanding limited partner units (which are in the form of i-units that are issued only to KMR).

2.  Summary of Significant Accounting Policies

Basis of Presentation

Our accounting records are maintained in United States dollars, and all references to dollars are United States dollars, except where stated otherwise.  Canadian dollars are designated as C$.

Our accompanying consolidated financial statements include our accounts and those of our operating partnerships and their majority-owned and controlled subsidiaries, and we have prepared these consolidated financial statements under the rules and regulations of the United States Securities and Exchange Commission.  These rules and regulations conform to the accounting principles contained in the Financial Accounting Standards Board’s Accounting Standards Codification, the single source of generally accepted accounting principles in the United States of America.  Under such rules and regulations, all significant intercompany items have been eliminated in consolidation.  Additionally, certain amounts from prior years have been reclassified to conform to the current presentation.  In this report, we refer to the Financial Accounting Standards Board as the FASB and the FASB Accounting Standards Codification as the Codification.

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

table of content

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

Restricted Deposits

As of December 31, 2011 none of our cash was set aside or restricted for some special purpose.  Cash held in escrow is restricted cash, and as of December 31, 2010, we deposited $50.0 million into a third-party escrow account to comply with contractual stipulations related to our purchase of an initial equity investment in Watco Companies, LLC.  We reported this amount separately as “Restricted deposits” on our accompanying consolidated balance sheet.  In January 2011, the funds were released from escrow and we used the cash for our investment.  For additional information on this investment, see Note 6 “Investments.”

Accounts Receivable

The amounts reported as “Accounts, notes and interest receivable, net” on our accompanying consolidated balance sheets as of December 31, 2011 and 2010 primarily consist of amounts due from third party payors (unrelated entities).  For information on receivables due to us from related parties, see Note 11.

Our policy for determining an appropriate allowance for doubtful accounts varies according to the type of business being conducted and the customers being served.  Generally, we make periodic reviews and evaluations of the appropriateness of the allowance for doubtful accounts based on a historical analysis of uncollected amounts, and we record adjustments as necessary for changed circumstances and customer-specific information.  When specific receivables are determined to be uncollectible, the reserve and receivable are relieved.  The following table shows the balance in the allowance for doubtful accounts and activity for the years ended December 31, 2011, 2010 and 2009 (in millions):

Valuation and Qualifying Accounts
Allowance for doubtful accounts	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions(a)	Balance at end of period

Year ended December 31, 2011	$6.8	$0.2	$-	$(1.2)	$5.8

Year ended December 31, 2010	$5.4	$2.3	$-	$(0.9)	$6.8

Year ended December 31, 2009	$6.1	$0.5	$-	$(1.2)	$5.4
____________

(a)	Deductions represent the write-off of receivables and currency translation adjustments.

In addition, the balances of “Accrued other current liabilities” in our accompanying consolidated balance sheets include amounts related to customer prepayments of approximately $5.6 million as of December 31, 2011 and $7.1 million as of December 31, 2010.

table of content

Notes Receivable

The amounts reported as “Notes receivable” on our accompanying consolidated balance sheets as of December 31, 2011 and 2010 primarily consist of amounts due from related parties.  For more information about these amounts, see Note 11 “Related Party Transactions—Notes Receivable.”

Inventories

Our inventories of products consist of natural gas liquids, refined petroleum products, natural gas, carbon dioxide and coal.  We report these assets at the lower of weighted-average cost or market.

As of December 31, 2011 and 2010, the value of natural gas in our underground storage facilities under the weighted-average cost method was $61.8 million and $2.2 million, respectively, and we reported these amounts separately as “Gas in underground storage” in our accompanying consolidated balance sheets.  We report materials and supplies inventories at cost, and periodically review for physical deterioration and obsolescence.

Gas Imbalances

We value gas imbalances due to or due from interconnecting pipelines at the lower of cost or market, per our quarterly imbalance valuation procedures.  Gas imbalances represent the difference between customer nominations and actual gas receipts from, and gas deliveries to, our interconnecting pipelines and shippers under various operational balancing and shipper imbalance agreements.  Natural gas imbalances are either settled in cash or made up in-kind subject to the pipelines’ various tariff provisions.  As of both December 31, 2011 and 2010, our gas imbalance receivables—including both trade and related party receivables—totaled $18.8 million, and we included these amounts within “Other current assets” on our accompanying consolidated balance sheets.  As of December 31, 2011 and 2010, our gas imbalance payables—including both trade and related party payables—totaled $9.7 million and $7.7 million, respectively, and we included these amounts within “Accrued other current liabilities” on our accompanying consolidated balance sheets.

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

table of content

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

We evaluate our oil and gas producing properties for impairment of value on a field-by-field basis or, in certain instances, by logical grouping of assets if there is significant shared infrastructure, using undiscounted future cash flows based on total proved and risk-adjusted probable and possible reserves.  For the purpose of impairment testing, adjustments for the inclusion of risk-adjusted probable and possible reserves, as well as forward curve pricing, will cause impairment calculation cash flows to differ from the amounts presented in our supplemental information on oil and gas producing activities disclosed in Note 20.

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

Allowance for Funds Used During Construction/Capitalized Interest

Included in the cost of our qualifying property, plant and equipment is (i) an allowance for funds used during construction (AFUDC) or upgrade for assets regulated by the Federal Energy Regulatory Commission; or (ii) capitalized interest.  The primary difference between AFUDC and capitalized interest is that AFUDC may include a component for equity funds, while capitalized interest does not.  AFUDC on debt, as well as capitalized interest, represents the estimated cost of capital, from borrowed funds, during the construction period that is not immediately expensed, but instead is treated as an asset (capitalized) and amortized to expense over time in our income statements.  Total AFUDC on debt and capitalized interest in 2011, 2010 and 2009 was $14.5 million, $12.5 million and $32.9 million, respectively.  Similarly, AFUDC on equity represents an estimate of the cost of capital funded by equity contributions, and in the years ended December 31, 2011, 2010 and 2009, we also capitalized $0.2 million, $0.7 million and $22.7 million, respectively, of equity AFUDC.

table of content

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

Equity Method of Accounting

We account for investments—which we do not control but do have the ability to exercise significant influence—by the equity method of accounting.  Under this method, our equity investments are carried originally at our acquisition cost, increased by our proportionate share of the investee’s net income and by contributions made, and decreased by our proportionate share of the investee’s net losses and by distributions received.

Goodwill

Goodwill represents the excess of the cost of an acquisition price over the fair value of acquired net assets, and such amounts are reported separately as “Goodwill” on our accompanying consolidated balance sheets.  Our total goodwill was $1,436.2 million as of December 31, 2011, and $1,233.6 million as of December 31, 2010.  Goodwill cannot be amortized, but instead must be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.

We perform our goodwill impairment test on May 31 of each year.  There were no impairment charges resulting from our May 31, 2011, 2010 or 2009 impairment testing, and no event indicating an impairment has occurred subsequent to May 31, 2011.

If a significant portion of one of our business segments is disposed of (that also constitutes a business), we would allocate goodwill based on the relative fair values of the portion of the segment being disposed of and the portion of the segment remaining.  We would then perform an impairment test of the goodwill in the remaining portion of the segment after the goodwill allocation to ensure that the segment could support the remaining goodwill.  For more information on our goodwill, see Note 7.

Revenue Recognition Policies

We recognize revenues as services are rendered or goods are delivered and, if applicable, title has passed.  We generally sell natural gas under long-term agreements, generally based on Houston Ship Channel index posted prices.  In some cases, we sell natural gas under short-term agreements at prevailing market prices.  In all cases, we recognize natural gas sales revenues when the natural gas is sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured.  The natural gas we market is primarily purchased gas produced by third parties, and we market this gas to power generators, local distribution companies, industrial end-users and national marketing companies.  We recognize gas gathering and marketing revenues in the month of delivery based on customer nominations and generally, our natural gas marketing revenues are recorded gross, not net of cost of gas sold.

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

table of content

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

Revenues from the sale of crude oil, natural gas liquids, carbon dioxide and natural gas production are recorded using the entitlement method.  Under the entitlement method, revenue is recorded when title passes based on our net interest.  We record our entitled share of revenues based on entitled volumes and contracted sales prices.  Since there is a ready market for oil and gas production, we sell the majority of our products soon after production at various locations, at which time title and risk of loss pass to the buyer.  As a result, we maintain a minimum amount of product inventory in storage.

Environmental Matters

We expense or capitalize, as appropriate, environmental expenditures that relate to current operations.  We expense expenditures that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation.  We generally do not discount environmental liabilities to a net present value, and we record environmental liabilities when environmental assessments and/or remedial efforts are probable and we can reasonably estimate the costs.  Generally, our recording of these accruals coincides with our completion of a feasibility study or our commitment to a formal plan of action.  We recognize receivables for anticipated associated insurance recoveries when such recoveries are deemed to be probable.

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

Legal

We are subject to litigation and regulatory proceedings as the result of our business operations and transactions.  We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from orders, judgments or settlements.  When we identify specific litigation that is expected to continue for a significant period of time, is reasonably possible to occur, and may require substantial expenditures, we identify a range of possible costs expected to be required to litigate the matter to a conclusion or reach an acceptable settlement, and we accrue for such amounts.  To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected.  In general, we expense legal costs as incurred and all recorded legal liabilities are revised as better information becomes available.  For more information on our legal disclosures, see Note 16.

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

table of content

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

As of December 31, 2011, our noncontrolling interests consisted of the following: (i) the 1.0101% general partner interest in each of our five operating partnerships; (ii) the 0.5% special limited partner interest in SFPP, L.P.; (iii) the 50% interest in Globalplex Partners, a Louisiana joint venture owned 50% and controlled by Kinder Morgan Bulk Terminals, Inc.; (iv) the 33 1/3% interest in International Marine Terminals Partnership, a Louisiana partnership owned 66 2/3% and controlled by Kinder Morgan Operating L.P. “C”; (v) the approximate 31% interest in the Pecos Carbon Dioxide Company, a Texas general partnership owned approximately 69% and controlled by Kinder Morgan CO2 Company, L.P. and its consolidated subsidiaries; and (vi) the 35% interest in Guilford County Terminal Company, LLC, a limited liability company owned 65% and controlled by Kinder Morgan Southeast Terminals LLC.

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

Foreign currency translation is the process of expressing, in U.S. dollars, amounts denominated or measured in a different local functional currency, for example the Canadian dollar for a Canadian subsidiary.  We translate the assets and liabilities of each of our consolidating foreign subsidiaries that have a local functional currency to U.S. dollars at year-end exchange rates.  Income and expense items are translated at weighted-average rates of exchange prevailing during the year and partners’ capital equity accounts are translated by using historical exchange rates.  Translation adjustments result from translating all assets and liabilities at current year-end rates, while partners’ capital equity is translated by using historical and weighted-average rates.  The cumulative translation adjustments balance is reported as a component of “Accumulated other comprehensive income (loss)” within “Partners’ Capital” in our consolidated balance sheets.

table of content

Comprehensive Income

For each of the years ended December 31, 2011, 2010 and 2009, the difference between our net income and our comprehensive income resulted from (i) unrealized gains or losses on derivative contracts utilized for hedging our exposure to fluctuating expected future cash flows produced by both energy commodity price risk and interest rate risk; (ii) foreign currency translation adjustments; and (iii) unrealized gains or losses related to changes in pension and other postretirement benefit plan liabilities.  For more information on our risk management activities, see Note 13.

Cumulative revenues, expenses, gains and losses that under generally accepted accounting principals are included within our comprehensive income but excluded from our earnings are reported as “Accumulated other comprehensive income (loss)” within “Partners’ Capital” in our consolidated balance sheets.  The following table summarizes changes in the amount of our “Accumulated other comprehensive income (loss)” in our accompanying consolidated balance sheets for each of the two years ended December 31, 2011 and 2010 (in millions):

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjs.	Total Accumulated other comprehensive income/(loss)
December 31, 2009	$(418.9)	$32.4	$(8.3)	$(394.8)
Change for period	111.2	99.5	(2.3)	208.4
December 31, 2010	(307.7)	131.9	(10.6)	(186.4)
Change for period	266.8	(44.0)	(33.1)	189.7
December 31, 2011	$(40.9)	$87.9	$(43.7)	$3.3

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

Furthermore, changes in our derivative contracts’ fair values are recognized currently in earnings unless specific hedge accounting criteria are met.  If a derivative contract meets those criteria, the contract’s gains and losses are allowed to offset related results on the hedged item in our income statement, and we are required to both formally designate the derivative contract as a hedge and document and assess the effectiveness of the contract associated with the transaction that receives hedge accounting.  Only designated qualifying items that are effectively offset by changes in fair value or cash flows during the term of the hedge are eligible to use the special accounting for hedging.

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

table of content

Accounting for Regulatory Activities

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process.  The amount of regulatory assets and liabilities reflected within “Deferred charges and other assets” and “Other long-term liabilities and deferred credits,” respectively, in our accompanying consolidated balance sheets as of December 31, 2011 and 2010 are not material to our consolidated balance sheets.

3.  Acquisitions and Divestitures

Acquisitions

During 2011, 2010 and 2009, we completed the following acquisitions.  For each of these acquisitions, we recorded all the acquired assets and assumed liabilities at their estimated fair market values as of the acquisition date.  The results of operations from these acquisitions accounted for as business combinations are included in our consolidated financial statements from the acquisition date.

			Assignment of Purchase Price
			(in millions)
Ref.	Date	Acquisition	Purchase Price	Current Assets	Property Plant & Equipment	Deferred Charges & Other	Goodwill
(1)	4/09	Megafleet Towing Co., Inc. Assets	$21.7	$-	$7.1	$4.0	$10.6
(2)	7/09	Portland Airport Pipeline	9.0	-	9.0	-	-
(3)	10/09	Crosstex Energy, L.P. Natural Gas Treating Business	270.7	15.0	181.7	25.4	48.6
(4)	11/09	Endeavor Gathering LLC	36.0	-	-	36.0	-
(5)	1/10	USD Terminal Acquisition	201.1	-	43.1	100.0	58.0
(6)	3/10	Mission Valley, California Products Terminal	13.5	-	13.5	-	-
(7)	3/10	Slay Industries Terminal Acquisition	101.6	-	67.9	32.8	0.9
(8)	5/10	KinderHawk Field Services LLC	917.4	-	-	917.4	-
(9)	7/10	Direct Fuels Terminal Acquisition	16.0	-	5.3	-	10.7
(10)	9/10	Gas-Chill, Inc. Natural Gas Treating Assets	13.1	-	8.0	5.1	-
(11)	10/10	Allied Concrete Terminal Acquisition	8.6	-	3.9	4.7	-
(12)	10/10	Chevron Refined Products Terminals	32.3	-	32.1	0.2	-
(13)	1/11	Watco Companies, LLC	50.0	-	-	50.0	-
(14)	2/11	Deeprock North, LLC	15.9	-	-	15.9	-
(15)	6/11	TGS Development, L.P. Terminal Acquisition	74.1	-	42.6	31.5	-
(16)	7/11	KinderHawk Field Services LLC and EagleHawk Field Services LLC	912.1	35.5	641.6	140.8	94.2
(17)	11/11	SouthTex Treaters, Inc. Natural Gas Treating Assets	178.5	26.8	9.3	16.7	125.7
(18)	12/11	Lorton, Virginia Products Terminal	12.5	-	12.5	-	-
(19)	12/11	Watco Companies, LLC	50.0	-	-	50.0	-
(20)	12/11	Battleground Oil Specialty Terminal Company LLC	26.1	-	26.1	-	-

(1) Megafleet Towing Co., Inc. Assets

Effective April 23, 2009, we acquired certain terminals assets from Megafleet Towing Co., Inc. for an aggregate consideration of approximately $21.7 million.  Our consideration included $18.0 million in cash and an obligation to pay additional cash consideration on April 23, 2014 (five years from the acquisition date) contingent upon the purchased assets providing us an agreed-upon amount of earnings, as defined by the purchase and sale agreement, during the five year period.  The contingent consideration had a fair value of $3.7 million as of the acquisition date.  The acquired assets primarily consisted of nine marine vessels that provided towing and harbor boat services along the Gulf coast, the intracoastal waterway, and the Houston Ship Channel.  The acquisition complemented and expanded our existing Gulf Coast and Texas petroleum coke terminal operations.  We also recorded $10.6 million of our purchase price as “Goodwill,” and we expected that approximately $5.0 million of this goodwill amount would be deductible for tax purposes.  We believed the primary item that generated the goodwill was the value of the synergies created between the acquired assets and our pre-existing Texas petroleum coke handling assets.

In February 2011, we sold certain assets acquired from Megafleet, and we contributed the ownership interest in the boat fleeting business we acquired to a joint venture.  For more information about these events, see “—Divestitures—Megafleet Towing Co., Inc. Assets” below.

table of content

(2) Portland Airport Pipeline

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

(3) Crosstex Energy, L.P. Natural Gas Treating Business

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

(4) Endeavor Gathering LLC

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

(5) USD Terminal Acquisition

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

table of content

(6) Mission Valley Terminal Acquisition

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

(7) Slay Industries Terminal Acquisition

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

(8) KinderHawk Field Services LLC

On May 21, 2010, we purchased a 50% ownership interest in Petrohawk Energy Corporation’s natural gas gathering and treating business in the Haynesville shale gas formation located in northwest Louisiana for an aggregate consideration of $917.4 million in cash.  During a short transition period, Petrohawk continued to operate the business, and effective October 1, 2010, a newly formed company named KinderHawk Field Services LLC, owned 50% by us and 50% by Petrohawk, assumed the joint venture operations.  The acquisition complemented and expanded our existing natural gas gathering and treating businesses, and we assigned our entire purchase price to “Investments” (including $144.8 million of equity method goodwill, representing the excess of our investment cost over our proportionate share of the fair value of the joint venture’s identifiable net assets).

On July 1, 2011, we acquired from Petrohawk Energy Corporation both the remaining 50% equity ownership interest in KinderHawk Field Services LLC and a 25% equity ownership interest in Petrohawk’s natural gas gathering and treating business located in the Eagle Ford shale formation in South Texas.  For more information about this acquisition, see “—(16) KinderHawk Field Services LLC and EagleHawk Field Services LLC” below.

table of content

(9) Direct Fuels Terminal Acquisition

On July 22, 2010, we acquired a terminal with ethanol tanks, a truck rack and additional acreage in Dallas, Texas, from Direct Fuels Partners, L.P. for an aggregate consideration of $16 million, consisting of $15.9 million in cash and an assumed property tax liability of $0.1 million.  The acquired terminal facility is connected to and complements the Euless, Texas unit train terminal we acquired from USD Development Group LLC in January 2010 (described above in “—(5) USD Terminal Acquisition).  All of the acquired assets are included in our Terminals business segment.  After measuring all of the identifiable tangible and intangible assets acquired and liabilities assumed at fair value on the acquisition date, we recognized $10.7 million of “Goodwill,” an intangible asset representing the future economic benefits expected to be derived from the acquisition that was not assigned to other identifiable, separately recognizable assets acquired.  We believe the primary items that generated the goodwill are the value of the synergies created between the acquired assets and our pre-existing ethanol handling assets, and our expected ability to grow the business by leveraging our pre-existing experience in ethanol handling operations.  We expect that the entire amount of goodwill will be deductible for tax purposes.

(10) Gas-Chill, Inc. Asset Acquisition

On September 1, 2010, we acquired the natural gas treating assets of Gas-Chill, Inc. for an aggregate consideration of $13.1 million, consisting of $10.5 million in cash paid on closing, and an obligation to pay a holdback amount of $2.6 million within eighteen months from closing.  We paid 50% of this holdback amount to Gas-Chill, Inc. in September 2011, and we expect to pay the remaining amount in the first quarter of 2012.  The acquired assets primarily consisted of more than 100 mechanical refrigeration natural gas hydrocarbon dew point control units that are used to remove hydrocarbon liquids from natural gas streams prior to entering transmission pipelines.  The acquisition complemented and expanded the existing natural gas treating operations offered by our Texas intrastate natural gas pipeline group, and all of the acquired assets are included in our Natural Gas Pipelines business segment.  We assigned $8.0 million of our purchase price to “Property, Plant and Equipment, net” and the remaining $5.1 million to “Other intangibles, net” (representing both a technology-based asset and customer-related contract values).

(11) Allied Concrete Bulk Terminal Assets

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

(12) Chevron Refined Products Terminal Assets

On October 8, 2010, we acquired four separate refined petroleum products terminals from Chevron U.S.A. Inc. for an aggregate consideration of $32.3 million, consisting of $31.5 million in cash and an assumed environmental liability of $0.8 million.  Combined, the terminals have storage capacity of approximately 650,000 barrels for gasoline, diesel fuel and jet fuel, and Chevron has entered into long-term contracts with us to terminal product at the terminals.  The acquisition complemented and expanded our existing refined petroleum products assets, and all of the acquired assets are included in our Products Pipelines business segment.  We assigned $32.1 million of our purchase price to “Property, Plant and Equipment, net” and the remaining $0.2 million to “Deferred charges and other assets” (representing the fair value of petroleum pipeline product additives).

(13) Watco Companies, LLC

On January 3, 2011, we purchased 50,000 Class A preferred shares of Watco Companies, LLC for $50.0 million in cash in a private transaction.  In connection with our purchase of these preferred shares, the most senior equity security of Watco, we entered into a limited liability company agreement with Watco that provides us certain priority and participating cash distribution and liquidation rights.  Pursuant to the agreement, we receive priority, cumulative cash distributions from the preferred shares at a rate of 3.25% per quarter (13% annually), and we participate partially in additional profit distributions at a rate equal to 0.5%.  The preferred shares have no conversion features and hold no voting powers, but do provide us certain approval rights, including the right to appoint one of the members to Watco’s Board of Managers.  As of December 31, 2010, we placed our $50.0 million investment in a cash escrow account and we reported this amount separately as “Restricted deposits” on our accompanying consolidated balance sheet.  On December 28, 2011, we made an additional $50 million investment in Watco, as described below in “—(19) Watco Companies, LLC.”

table of content

 (14) Deeprock North, LLC

On February 17, 2011, Deeprock Energy Resources, LLC, Mecuria Energy Trading, Inc., and our subsidiary Kinder Morgan Cushing LLC, entered into formal agreements for a crude oil storage joint venture located in Cushing, Oklahoma.  The joint venture is named Deeprock North, LLC, and on that date it operated an existing crude oil tank farm that had storage capacity of one million barrels.  We contributed $15.9 million for a 50% ownership interest in Deeprock North, and during 2011, we contributed an additional $7.7 million for our proportionate share of costs related to the construction of three new storage tanks that provide for incremental storage capacity of 750,000 barrels.  The new tanks were completed and placed in service during the fourth quarter of 2011.  Deeprock Energy owns a 12.02% member interest in Deeprock North and is the construction manager and operator of the joint venture.  Mecuria owns the remaining 37.98% member interest and is the anchor tenant for the joint venture’s crude oil capacity for the next five years with an option to extend.  In addition, we entered into a development agreement with Deeprock Energy that gives us an option to participate in future expansions on Deeprock Energy’s remaining 254 acres of undeveloped land.  We account for our investment under the equity method of accounting, and our investment and our pro rata share of Deeprock North’s operating results are included as part of our Terminals business segment.

(15) TGS Development, L.P. Terminal Acquisition

On June 10, 2011, we acquired a newly constructed petroleum coke terminal located in Port Arthur, Texas from TGS Development, L.P. (TGSD) for an aggregate consideration of $74.1 million, consisting of $42.9 million in cash, $23.7 million in common units, and an obligation to pay additional consideration of $7.5 million.  We estimate our remaining $7.5 million obligation will be paid to TGSD approximately one year from the closing (in May or June 2012), and will be settled in cash and/or common units, depending on TGSD’s election.

All of the acquired assets are located in Port Arthur, Texas, and include long-term contracts to provide petroleum coke handling and cutting services to improve the refining of heavy crude oil at Total Petrochemicals USA Inc.’s Port Arthur refinery.  The refinery is expected to produce more than one million tons of petroleum coke annually.  Based on our measurement of fair values for all of the identifiable tangible and intangible assets acquired, we assigned $42.6 million of our combined purchase price to “Property, plant and equipment, net,” and the remaining $31.5 million to “Other intangibles, net,” representing the combined fair values of two separate intangible customer contracts with Total.  The acquisition complemented our existing Gulf Coast bulk terminal facilities and expanded our pre-existing petroleum coke handling operations.  All of the acquired assets are included as part of our Terminals business segment.

(16) KinderHawk Field Services LLC and EagleHawk Field Services LLC

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

Following our acquisition of the remaining ownership interest on July 1, 2011, we changed our method of accounting from the equity method to full consolidation, and due to the fact that we acquired a controlling financial interest in KinderHawk, we remeasured our previous 50% equity investment in KinderHawk to its fair value.  We recognized a $167.2 million non-cash loss as a result of this remeasurement.  The loss amount represents the excess of the carrying value of our investment ($910.2 million as of July 1, 2011) over its fair value ($743.0 million), and we reported this loss separately within the “Other Income (Expense)” section in our accompanying consolidated statements of income for the year ended December 31, 2011.

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

table of content

Based on the excess of (i) the consideration we transferred ($912.1 million) and the fair value of our previously held interest ($743.0 million); over (ii) the combined fair value of net assets acquired ($1,560.9 million), we recognized $94.2 million of “Goodwill.”  This goodwill intangible asset represents the future economic benefits expected to be derived from this strategic acquisition that are not assignable to other individually identifiable, separately recognizable assets acquired.  We believe the primary items that generated the goodwill are the value of the synergies created by expanding our natural gas gathering operations.  We expect this entire amount of goodwill to be deductible for tax purposes.  Furthermore, we believe the fair value of $16.6 million assigned to “Accounts, notes and interest receivable, net” is fully realizable.

KinderHawk Field Services LLC owns and operates one of the largest natural gas gathering and midstream business in the Haynesville shale formation located in northwest Louisiana, consisting of more than 400 miles of pipeline with over 2.0 billion cubic feet per day of pipeline capacity.  Currently, it gathers approximately 1.1 billion cubic feet of natural gas per day. The Eagle Ford natural gas gathering joint venture is named EagleHawk Field Services LLC, and we account for our 25% investment under the equity method of accounting.  Petrohawk operates EagleHawk Field Services LLC and owns the remaining 75% ownership interest.  The joint venture owns two midstream gathering systems in and around Petrohawk’s Hawkville and Black Hawk areas of Eagle Ford and combined, the joint venture’s assets as of December 31, 2011 consist of more than 280 miles of gas gathering pipelines and approximately 140 miles of condensate gathering lines.  It also has a life of lease dedication of Petrohawk’s Eagle Ford reserves that provides Petrohawk and other Eagle Ford producers with gas and condensate gathering, treating and condensate stabilization services.

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

(17) SouthTex Treaters, Inc. Asset Acquisition

On November 30, 2011, we acquired a manufacturing complex and certain natural gas treating assets from SouthTex Treaters, Inc. for an aggregate consideration of $178.5 million, consisting of $151.5 million in cash and assumed liabilities of $27.0 million.  SouthTex Treaters, Inc. is a leading manufacturer, designer and fabricator of natural gas treating plants that are used to remove impurities (carbon dioxide and hydrogen sulfide) from natural gas before it is delivered into gathering systems and transmission pipelines to ensure that it meets pipeline quality specifications.  The acquisition complemented and expanded our existing natural gas treating business, and all of the acquired operations are included in our Natural Gas Pipelines business segment.

Based on our measurement of fair values for all of the identifiable tangible and intangible assets acquired and liabilities assumed, we assigned $26.8 million of our combined purchase price to current assets (consisting of $13.5 million included within “Accounts, notes and interest receivable, net” and $13.3 million included within “Inventories”), $9.3 million to “Property, plant and equipment, net,” $16.6 million to “Deferred charges and other assets” (representing the fair value of construction in process costs), and $0.1 million to a non-compete agreement included within “Other intangibles, net.”  The remaining $125.7 million of our purchase price was recorded to “Goodwill,” an intangible asset representing the future economic benefits expected to be derived from this acquisition that are not assigned to other identifiable, separately recognizable assets acquired.  We believe the fair value of receivables is fully realizable, and we believe the primary item that generated the goodwill is our ability to grow the business by leveraging our pre-existing natural gas treating operations, and we believe that this growth potential contributed to our acquisition price exceeding the fair value of acquired identifiable net assets and liabilities.  Furthermore, this entire amount of goodwill is expected to be deductible for tax purposes table of content

(18) Lorton, Virginia Products Terminal

On December 15, 2011, we acquired a refined petroleum products terminal located on a 14-acre site in Lorton, Virginia from Motiva Enterprises, LLC for an aggregate consideration of $12.5 million in cash.  The terminal is served exclusively by the Plantation Pipeline and has storage capacity of approximately 450,000 barrels for refined petroleum products like gasoline and jet fuel.  The acquisition complemented and expanded our existing refined petroleum products assets in the northern Virginia market, and the acquired terminal is included as part of our Products Pipelines business segment.  We assigned the entire purchase price amount to “Property, Plant and Equipment, net.”

(19) Watco Companies, LLC

On December 28, 2011, we purchased an additional 50,000 Class A preferred shares of Watco Companies, LLC for $50.0 million in cash in a private transaction.  The priority and participating cash distribution and liquidation rights associated with these shares are similar to the rights associated with the 50,000 Class A preferred shares we acquired on January 3, 2011—we receive priority, cumulative cash distributions from the preferred shares at a rate of 3.25% per quarter (13% annually), and we participate partially in additional profit distributions at a rate equal to 0.5%.

Watco Companies, LLC is the largest privately held short line railroad company in the United States, operating 22 short line railroads on approximately 3,500 miles of leased and owned track.  Our investment provided capital to Watco for further expansion of specific projects and complemented our existing terminal network.  It also provides our customers more transportation services for many of the commodities that we currently handle, and offers us the opportunity to share in additional growth opportunities through new projects.  As of December 31, 2011, our net equity investment in Watco totaled $101.7 million and is included within “Investments” on our accompanying consolidated balance sheet.  We account for our investment under the equity method of accounting, and we include it in our Terminals business segment.

(20) Battleground Oil Specialty Terminal Company LLC

On November 8, 2011 we announced our initial 50% equity participation in BOSTCO, and we paid a combined $12.0 million to acquire a 50% Class A member interest (consisting of $11.6 million paid in October 2011 and $0.4 million of pre-development costs incurred and paid for during 2010).  We also made cash contributions of $6.0 million to BOSTCO in December 2011.  Effective December 29, 2011, we acquired from TransMontaigne Partners, L.P. the remaining 50% Class A member interest in Battleground Oil Specialty Terminal Company LLC (BOSTCO) that we did not already own for an aggregate consideration of $8.1 million in cash (net of an acquired cash balance of $9.9 million).  TransMontaigne also received a transferrable option to buy 50% of our ownership interest at any time prior to January 20, 2013; however, we are currently unable to predict whether it will exercise this purchase option.  Following our acquisition of the remaining ownership interest on December 29, 2011, we changed our method of accounting from the equity method to full consolidation, and based on our measurement of fair values for all of the identifiable tangible assets acquired, we assigned $26.1 million to property, plant and equipment.

BOSTCO will construct, own and operate an approximately $430 million oil terminal located on the Houston Ship Channel.  Phase I of the project includes the design and construction of 52 tanks with combined storage capacity of approximately 6.6 million barrels for handling residual fuel, feedstocks, distillates and other  black oils.  BOSTCO will initially be a water-in, water-out facility with the capability of handling ships with large drafts up to 45 feet, and we have executed terminal service contracts or letters of intent with customers for almost all of the Phase I storage capacity.  The acquisition of BOSTCO complemented and expanded our existing Gulf Liquids terminal operations, and all of the acquired assets (including the acquired cash balance) are included in our Terminals business segment.

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

Cypress Interstate Pipeline LLC

table of content

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

 Megafleet Towing Co., Inc. Assets

On February 9, 2011, we sold a marine vessel to Kirby Inland Marine, L.P., and additionally, we and Kirby formed a joint venture named Greens Bayou Fleeting, LLC.  Pursuant to the joint venture agreement, we sold our ownership interest in the boat fleeting business we acquired from Megafleet Towing Co., Inc. in April 2009 (discussed above in “—Acquisitions—(1) Megafleet Towing Co., Inc. Assets”) to the joint venture for $4.1 million in cash and a 49% ownership interest in the joint venture.  Kirby then made cash contributions to the joint venture in exchange for the remaining 51% ownership interest.  Related to the above transactions, we recorded a loss of $5.5 million ($4.1 million after tax) in the fourth quarter of 2010 to write down the carrying value of the net assets to be sold to their estimated fair values as of December 31, 2010.  We included this loss within the caption “Other expense (income),” and we recorded the $1.4 million decrease in income tax expense within the caption “Income Tax (Expense) Benefit” in our accompanying consolidated statement of income for the year ended December 31, 2010.

In the first quarter of 2011, after final reconciliation and measurement of all of the net assets sold, we recognized a combined $2.2 million increase in income from the sale of these net assets, primarily consisting of a $1.9 million reduction in income tax expense, which is included within the caption “Income Tax (Expense) Benefit” in our accompanying consolidated statement of income for the year ended December 31, 2011.  Additionally, the sale of our ownership interest resulted in a $10.6 million non-cash reduction in our goodwill (see Note 7), and was a transaction with a related party (see Note 11).

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

We recognized a $3.6 million pre-tax gain from the sale of these ownership interests (including a $2.1 million gain related to the remeasurement of our retained investment to fair value) and we included this gain within the caption “Other, net” in our accompanying consolidated statements of income for the year ended December 31, 2011.  We also recognized a $1.4 million increase in income tax expense related to this gain, which is included within the caption “Income Tax (Expense) Benefit” in our accompanying consolidated statement of income for the year ended December 31, 2011.

Arrow Terminals B.V.

Effective August 31, 2011, we sold the outstanding share capital of our wholly-owned subsidiary Arrow Terminals B.V. to Pacorini Metals Europe B.V. for an aggregate consideration of $13.3 million in cash.  Arrow Terminals B.V. owns and operates a bulk terminal facility located in the seaport area of Vlissingen, Netherlands.  The terminal is primarily engaged in the business of storing, handling and distributing bulk ferro alloys and general commodities.  Including the removal of our cumulative translation adjustments balance and our estimated costs to sell, we recognized a $1.3 million pre-tax gain from the sale of Arrow Terminals B.V. and we included this gain within the caption “Other expense (income)” in our accompanying consolidated statements of income for the year ended December 31, 2011.

table of content

4.  Income Taxes

The components of “Income Before Income Taxes” are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
United States	$1,234.9	$1,288.7	$1,263.4
Foreign	79.3	73.0	76.1
Total consolidated Income Before Income Taxes.	$1,314.2	$1,361.7	$1,339.5

Components of the income tax provision applicable to continuing operations for federal, foreign and state taxes are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Taxes current expense:
Federal	$13.3	$4.8	$2.7
State	15.9	11.1	15.1
Foreign	3.4	3.6	(1.0)
Total	32.6	19.5	16.8
Taxes deferred expense:
Federal	(6.4)	4.7	7.3
State	(1.1)	(0.2)	1.0
Foreign	20.7	10.6	30.6
Total	13.2	15.1	38.9
Total tax provision	$45.8	$34.6	$55.7
Effective tax rate	3.5%	2.5%	4.2%

The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

	Year Ended December 31,
	2011		2010		2009
Federal income tax rate	35.0%		35.0%		35.0%
Increase (decrease) as a result of:
Partnership earnings not subject to tax	(35.0	) %	(35.0	) %	(35.0	) %
Corporate subsidiary earnings subject to tax	(0.7	) %	-%		-%
Income tax expense attributable to corporate equity earnings	1.3%		0.7%		0.8%
Income tax expense attributable to foreign corporate earnings	1.8%		1.0%		2.2%
State taxes	1.1%		0.8%		1.2%
Effective tax rate	3.5%		2.5%		4.2%

table of content

Our deferred tax assets and liabilities as of December 31, 2011 and 2010 resulted from the following (in millions):

	December 31,
	2011	2010
Deferred tax assets:
Book accruals	$0.3	$2.1
Net Operating Loss/Tax credits	30.5	17.8
Other	3.0	1.3
Total deferred tax assets	33.8	21.2

Deferred tax liabilities:
Property, plant and equipment	277.4	263.9
Other	6.0	5.6
Total deferred tax liabilities	283.4	269.5
Net deferred tax liabilities	$249.6	$248.3

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

A reconciliation of our beginning and ending gross unrecognized tax benefits (excluding interest and penalties) for each of the years ended December 31, 2011 and 2010 is as follows (in millions):

	Year Ended December 31,
	2011	2010
Balance at beginning of period	$33.4	$23.3
Additions based on current year tax positions	7.8	10.2
Additions based on prior year tax positions	-	-
Reductions based on settlements with taxing authority	-	-
Reductions due to lapse in statute of limitations	-	(0.1)
Balance at end of period	$41.2	$33.4

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the year ended December 31, 2011, we recognized approximately $0.9 million in interest expense; during the year ended December 31, 2010, we recognized reductions in interest expense of approximately $0.5 million; and during the year ended December 31, 2009, we recognized approximately $1.1 million in interest expense.

As of December 31, 2011, (i) we had $2.7 million of accrued interest and no accrued penalties; (ii) we believe it is reasonably possible that our $41.2 million liability for unrecognized tax benefits will increase by approximately $7.6 million during the next twelve months; and (iii) we believe the full amount of $41.2 million of unrecognized tax benefits, if recognized, would favorably affect our effective income tax rate in future periods.  As of December 31, 2010, we had $1.8 million of accrued interest and no accrued penalties.  In addition, we have U.S. and state tax years open to examination for the periods 2006 through 2011.

table of content

5.  Property, Plant and Equipment

Classes and Depreciation

As of December 31, 2011 and 2010, our property, plant and equipment consisted of the following (in millions):

	December 31,
	2011	2010
Natural gas, liquids, crude oil and carbon dioxide pipelines	$7,759.4	$7,071.1
Natural gas, liquids, carbon dioxide, and terminals station equipment.	9,569.0	8,976.2
Natural gas, liquids (including linefill), and transmix processing	226.3	233.7
Other	1,453.5	1,322.7
Accumulated depreciation, depletion, and amortization	(4,979.7)	(4,150.6)
	14,028.5	13,453.1
Land and land right-of-way	769.5	638.5
Construction work in process	797.8	512.3
Property, plant and equipment, net	$15,595.8	$14,603.9

Depreciation, depletion, and amortization expense charged against property, plant and equipment was $886.1 million in 2011, $852.8 million in 2010 and $829.6 million in 2009.

Asset Retirement Obligations

As of December 31, 2011 and 2010, we recognized asset retirement obligations in the aggregate amount of $125.2 million and $122.0 million, respectively.  The majority of our asset retirement obligations are associated with our CO2 business segment, where we are required to plug and abandon oil and gas wells that have been removed from service and to remove our surface wellhead equipment and compressors.  We included $10.8 million and $2.5 million, respectively, of our total asset retirement obligations as of December 31, 2011 and 2010 within “Accrued other current liabilities” in our accompanying consolidated balance sheets.  The remaining amounts are included within “Other long-term liabilities and deferred credits” at each reporting date.

A reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations for each of the years ended December 31, 2011 and 2010 is as follows (in millions):

	Year Ended December 31,
	2011	2010
Balance at beginning of period	$122.0	$100.9
Liabilities incurred/revised	12.1	23.7
Liabilities settled	(16.3)	(9.1)
Accretion expense	7.4	6.5
Balance at end of period	$125.2	$122.0

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

6.  Investments

We reported a combined $3,346.2 million as “Investments” in our accompanying consolidated balance sheet as of December 31, 2011.  As of December 31, 2010, our investments totaled $3,886.0 million.  Our investments primarily consist of equity investments where we hold significant influence over investee actions and which we account for under the equity method of accounting.

table of content

As of December 31, 2011 and 2010, our investments consisted of the following (in millions):

	December 31,
	2011	2010
Rockies Express Pipeline LLC	$1,594.8	$1,703.0
Midcontinent Express Pipeline LLC	666.6	706.4
Plantation Pipe Line Company	185.0	190.3
Fayetteville Express Pipeline LLC	173.3	0.2
Red Cedar Gathering Company	167.8	163.2
EagleHawk Field Services LLC	141.0	-
Eagle Ford Gathering LLC	117.5	29.9
Watco Companies, LLC	101.7	-
Express pipeline system	65.0	68.5
Cortez Pipeline Company	10.4	9.9
KinderHawk Field Services LLC	-	924.6
All others	114.9	81.8
Total equity investments	3,338.0	3,877.8
Bond investments	8.2	8.2
Total investments	$3,346.2	$3,886.0
The decrease in the carrying amount of our equity investments since December 31, 2010 was primarily due to our July 1, 2011 acquisition of the remaining 50% ownership interest in KinderHawk Field Services LLC that we did not already own.  On that date, we exchanged our status as an owner of an equity investment in KinderHawk for a full controlling financial interest, and we began accounting for our investment under the full consolidation method.  For further information pertaining to our KinderHawk acquisitions, see Note 3 “Acquisitions and Divestitures—Acquisitions—(8) KinderHawk Field Services LLC” and “—(16) KinderHawk Field Services LLC and EagleHawk Field Services LLC.”

As shown in the table above, our significant equity investments as of December 31, 2011 consisted of the following:

▪
Rockies Express Pipeline LLC—we operate and own a 50% ownership interest in Rockies Express Pipeline LLC, the sole owner of the Rockies Express natural gas pipeline system.  The remaining ownership interests in Rockies Express Pipeline LLC are owned by subsidiaries of Sempra Energy (25%) and ConocoPhillips (25%);

▪
Midcontinent Express Pipeline LLC—we operate and own a 50% ownership interest in Midcontinent Express Pipeline LLC.  It is the sole owner of the Midcontinent Express natural gas pipeline system.  The remaining ownership interest in Midcontinent Express Pipeline LLC is owned by subsidiaries of Regency Energy Partners, L.P. (50%);

▪
Plantation Pipe Line Company—we operate and own a 51.17% ownership interest in Plantation Pipe Line Company, the sole owner of the Plantation refined petroleum products pipeline system.  A subsidiary of Exxon Mobil Corporation owns the remaining interest.  Each investor has an equal number of directors on Plantation’s board of directors, and board approval is required for certain corporate actions that are considered participating rights; therefore, we do not control Plantation Pipe Line Company, and we account for our investment under the equity method;

▪
Fayetteville Express Pipeline LLC—we own a 50% ownership interest in Fayetteville Express Pipeline LLC, the sole owner of the Fayetteville Express natural gas pipeline system.  Energy Transfer Partners, L.P. owns the remaining 50% interest and serves as operator of Fayetteville Express Pipeline LLC.  The Fayetteville Express system began interim transportation service on October 12, 2010, and began full operations on January 1, 2011; however, as of December 31, 2010, we had no material net investment in Fayetteville Express Pipeline LLC because in November 2009, Fayetteville Express Pipeline LLC established and made borrowings under its own revolving bank credit facility in order to fund its pipeline development and construction costs and to make distributions to its member owners to reimburse them for prior contributions;

▪
Red Cedar Gathering Company—we own a 49% ownership interest in the Red Cedar Gathering Company.  The remaining 51% interest in Red Cedar is owned by the Southern Ute Indian Tribe.  Red Cedar is the sole owner of the Red Cedar natural gas gathering, compression and treating system;

table of content

▪
EagleHawk Field Services LLC—we acquired a 25% ownership interest in the EagleHawk Field Services LLC from Petrohawk Energy Corporation effective July 1, 2011.   For further information about this acquisition, see Note 3 “Acquisitions and Divestitures—Acquisitions—(16) KinderHawk Field Services LLC and EagleHawk Field Services LLC;”

▪
Eagle Ford Gathering LLC—on May 14, 2010, we and Copano Energy, L.L.C. entered into formal agreements for a joint venture to provide natural gas gathering, transportation and processing services to natural gas producers in the Eagle Ford Shale formation in south Texas.  We named the joint venture Eagle Ford Gathering LLC, and we own a 50% member interest in Eagle Ford Gathering LLC.  Copano owns the remaining 50% interest and serves as operator and managing member of Eagle Ford Gathering LLC;

▪
Watco Companies, LLC—we made a combined $100.0 million preferred equity investment in Watco Companies, LLC, the largest privately held short line railroad company in the United States.  We acquired 100,000 Class A preferred shares and pursuant to the terms of our investment, we receive priority, cumulative cash distributions from the preferred shares at a rate of 3.25% per quarter, and we participate partially in additional profit distributions at a rate equal to 0.5%.  The preferred shares have no conversion features and hold no voting powers, but do provide us certain approval rights, including the right to appoint one of the members to Watco’s Board of Managers;

▪	Express pipeline system—we acquired a 33 1/3% ownership interest in the Express pipeline system from KMI effective August 28, 2008; and

▪
Cortez Pipeline Company—we operate and own a 50% ownership interest in the Cortez Pipeline Company, the sole owner of the Cortez carbon dioxide pipeline system.  A subsidiary of Exxon Mobil Corporation owns a 37% ownership interest and Cortez Vickers Pipeline Company owns the remaining 13% ownership interest.

Our earnings (losses) from equity investments were as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Rockies Express Pipeline LLC	$86.7	$87.6	$98.5
Plantation Pipe Line Company	44.7	30.3	26.8
Midcontinent Express Pipeline LLC	42.7	30.1	14.7
Red Cedar Gathering Company	31.9	28.7	24.9
Cortez Pipeline Company	24.1	22.5	22.3
Fayetteville Express Pipeline LLC	23.8	-	3.6
KinderHawk Field Services LLC	22.1	19.5	-
Eagle Ford Gathering LLC	11.2	(0.1)	-
Watco Companies, LLC	6.6	-	-
EagleHawk Field Services LLC	3.5	-	-
Express pipeline system	(2.0)	(3.3)	(4.1)
All others	15.8	7.8	3.0
Total	$311.1	$223.1	$189.7
Amortization of excess costs	$(6.7)	$(5.8)	$(5.8)

Summarized combined financial information for our significant equity investments (listed or described above) is reported below (in millions; amounts represent 100% of investee financial information):

	Year Ended December 31,
Income Statement	2011	2010	2009
Revenues	$2,312.9	$1,645.7	$1,215.6
Costs and expenses	1,747.3	1,204.0	824.5
Earnings before extraordinary items and cumulative effect of a change in accounting principle	565.6	441.7	391.1
Net income	$565.6	$441.7	$391.1

table of content

	December 31,
Balance Sheet	2011	2010
Current assets	$491.5	$486.6
Non-current assets	$11,488.6	$12,712.1
Current liabilities	$545.8	$622.3
Non-current liabilities	$5,311.9	$5,451.6
Partners’/Owners’ equity	$6,122.4	$7,124.8

For information on regulatory matters affecting certain of our equity investments, see Note 17.

As of December 31, 2011 and 2010, our investment amounts also included a bond investment totaling $8.2 million.  This investment consisted of certain tax exempt, fixed-income development revenue bonds we acquired in the fourth quarter of 2008.  Because we have both the ability and the intent to hold these debt securities to maturity, we account for this investment at historical cost.  We acquired our bond investment by issuing notes under the Gulf Opportunity Zone Act of 2005, which is further discussed in Note 8 “Debt—Subsidiary Debt—Gulf Opportunity Zone Bonds.”

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

Changes in the gross amounts of our goodwill and accumulated impairment losses for each of the two years ended December 31, 2011 and 2010 are summarized as follows (in millions):

	Products Pipelines	Natural Gas Pipelines	CO2	Terminals	Kinder Morgan Canada	Total

Historical Goodwill.	$263.2	$337.0	$46.1	$266.9	$613.1	$1,526.3
Accumulated impairment losses(a).	-	-	-	-	(377.1)	(377.1)
Balance as of December 31, 2009	263.2	337.0	46.1	266.9	236.0	1,149.2
Acquisitions(b).	-	-	-	71.0	-	71.0
Currency translation adjustments	-	-	-	-	13.4	13.4
Balance as of December 31, 2010	263.2	337.0	46.1	337.9	249.4	1,233.6
Acquisitions(c).	-	219.9	-	-	-	219.9
Disposals(d).	-	-	-	(11.8)	-	(11.8)
Currency translation adjustments	-	-	-	-	(5.5)	(5.5)
Balance as of December 31, 2011	$263.2	$556.9	$46.1	$326.1	$243.9	$1,436.2
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

(b)	2010 acquisition amount relates primarily to our January 2010 purchase of three ethanol handling train terminals from US Development Group LLC (discussed further in Note 3).
(c)
2011 acquisition amount consists of (i) $125.7 million relating to our acquisition of natural gas treating assets from SouthTex Treaters, Inc. and (ii) $94.2 million relating to our purchase of the remaining 50% ownership interest in KinderHawk Field Services LLC that we did not already own (both discussed further in Note 3).

(d)
2011 disposal amount consists of (i) $10.6 million related to the sale of our ownership interest in the boat fleeting business we acquired from Megafleet Towing Co., Inc. in April 2009; and (ii) $1.2 million related to the sale of our subsidiary Arrow Terminals B.V. (both discussed further in Note 3).

table of content

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

The first differential, representing the excess of the fair market value of our investees’ plant and other net assets over its underlying book value at either the date of acquisition or the date of the loss of control totaled $193.1 million and $166.0 million as of December 31, 2011 and 2010, respectively.  The increase since December 31, 2010 was mainly due to our July 1, 2011 acquisition of a 25% ownership interest in EagleHawk Field Services LLC (discussed further in Note 3).

In almost all instances, this differential, relating to the discrepancy between our share of the investee’s recognized net assets at book values and at current fair values, represents our share of undervalued depreciable assets, and since those assets (other than land) are subject to depreciation, we amortize this portion of our investment cost against our share of investee earnings.  As of December 31, 2011, this excess investment cost is being amortized over a weighted average life of approximately 22.1 years.

The second differential, representing total unamortized excess cost over underlying fair value of net assets acquired (equity method goodwill) totaled $138.2 million and $283.0 million as of December 31, 2011 and 2010, respectively.  The decrease in our equity method goodwill since December 31, 2010 was due to our July 1, 2011 acquisition of the remaining 50% ownership interest in KinderHawk Field Services LLC that we did not already own (discussed further in Note 3).  Following our acquisition of the remaining 50% interest in KinderHawk, we changed our method of accounting from the equity method to the full consolidation method.

This differential is not subject to amortization but rather to impairment testing.  Accordingly, in addition to our annual impairment test of goodwill, we periodically reevaluate the amount at which we carry the excess of cost over fair value of net assets accounted for under the equity method, as well as the amortization period for such assets, to determine whether current events or circumstances warrant adjustments to our carrying value and/or revised estimates of useful lives.  Our impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.  As of December 31, 2011, we believed no such impairment had occurred and no reduction in estimated useful lives was warranted.

Other Intangibles

Excluding goodwill, our other intangible assets include customer contracts, relationships and agreements, lease value, and technology-based assets.  These intangible assets have definite lives and are reported separately as “Other intangibles, net” in our accompanying consolidated balance sheets.

table of content

Following is information, as of December 31, 2011 and 2010, related to our intangible assets subject to amortization (in millions):

	December 31,
	2011	2010
Customer contracts, relationships and agreements
Gross carrying amount	$1,317.9	$399.8
Accumulated amortization	(172.6)	(112.0)
Net carrying amount	1,145.3	287.8

Lease value, technology-based assets and other
Gross carrying amount	10.6	17.9
Accumulated amortization	(3.9)	(3.5)
Net carrying amount	6.7	14.4

Total Other intangibles, net	$1,152.0	$302.2

Our customer contracts, relationships and agreements relate primarily to our Natural Gas Pipelines and Terminals business segments.  These intangible assets include contracts and relationships for gathering natural gas, and for handling and storage of petroleum, chemical, and dry-bulk materials, including oil, gasoline and other refined petroleum products, coal, petroleum coke, fertilizer, steel and ores.  The values of these intangible assets were determined by us by first, estimating the revenues derived from a customer contract or relationship (offset by the cost and expenses of supporting assets to fulfill the contract), and second, discounting the revenues at a risk adjusted discount rate.  The increase in the carrying amount of our customer contracts, relationships and agreements since December 31, 2010 was mainly due to the acquisition of (i) a natural gas gathering customer contract in July 2011, associated with our purchase of the remaining 50% ownership interest in KinderHawk Field Services LLC that we did not already own; and (ii) two separate petroleum coke handling customer contracts in June 2011, associated with our purchase of terminal assets from TGS Development, L.P.  Both acquisitions are described further in Note 3.

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

For each of the years ended December 31, 2011, 2010 and 2009, the amortization expense on our intangibles totaled $61.0 million, $45.5 million and $16.5 million, respectively.  These expense amounts primarily consisted of amortization of our customer contracts, relationships and agreements.  Our estimated amortization expense for our intangible assets for each of the next five fiscal years (2012 – 2016) is approximately $78.8 million, $74.9 million, $71.7 million, $67.6 million and $63.8 million, respectively.  As of December 31, 2011, the weighted average amortization period for our intangible assets was approximately 18.4 years.

8.  Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments.  We defer costs associated with debt issuance over the applicable term.  These costs are then amortized as interest expense in our consolidated statements of income.

The net carrying amount of our debt (including both short-term and long-term amounts and excluding the value of interest rate swap agreements) as of December 31, 2011 and 2010 was $12,797.3 million and $11,539.8 million, respectively.  The weighted average interest rate on all of our borrowings was approximately 4.26% during 2011 and 4.35% during 2010.

 Short-Term Debt

table of content

Our outstanding short-term debt as of December 31, 2011 was $1,637.8 million.  The balance consisted of (i) $450.0 million in principal amount of 7.125% senior notes due March 15, 2012; (ii) $500.0 million in principal amount of 5.85% senior notes due September 15, 2012; (iii) $644.8 million of commercial paper borrowings; (iv) $23.7 million in principal amount of tax-exempt bonds that mature on April 1, 2024, that are due on demand pursuant to certain standby purchase agreement provisions contained in the bond indenture (our subsidiary Kinder Morgan Operating L.P. “B” is the obligor on the bonds); (v) the $9.9 million remaining outstanding balance of a 5.40% long-term note payable (our subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note); (vi) a $7.6 million portion of 5.23% long-term senior notes (our subsidiary Kinder Morgan Texas Pipeline, L.P. is the obligor on the notes); (vii) a $1.1 million 7.17% note payable (our subsidiary Globalplex Partners, a Louisiana joint venture owned 50% and controlled by Kinder Morgan Bulk Terminals, Inc. is the obligor on the note, and we expect the joint venture will terminate during 2012); and (viii) a $0.7 million portion of 6.00% long-term note payable (our subsidiary Kinder Morgan Arrow Terminals, L.P. is the obligor on the note).

Our outstanding short-term debt as of December 31, 2010 was $1,262.4 million.  The balance consisted of (i) $700.0 million in principal amount of 6.75% senior notes that matured on March 15, 2011; (ii) $522.1 million of commercial paper borrowings; (iii) $23.7 million in principal amount of tax-exempt bonds due on demand from our subsidiary Kinder Morgan Operating L.P. “B”; (iv) a $9.4 million portion of the 5.40% long-term note payable due from our subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company; and (v) a $7.2 million portion of the 5.23% long-term senior notes due from our subsidiary Kinder Morgan Texas Pipeline, L.P.

 Credit Facility

On July 1, 2011, we amended our $2.0 billion three-year, senior unsecured revolving credit facility to, among other things, (i) allow for borrowings of up to $2.2 billion; (ii) extend the maturity of the credit facility from June 23, 2013 to July 1, 2016; (iii) permit an amendment to allow for borrowings of up to $2.5 billion; and (iv) decrease the interest rates and commitment fees for borrowings under this facility.  The credit facility is with a syndicate of financial institutions, and the facility permits us to obtain bids for fixed rate loans from members of the lending syndicate.  Wells Fargo Bank, National Association is the administrative agent, and borrowings under the credit facility can be used for general partnership purposes and as a backup for our commercial paper program.  There were no borrowings under the credit facility as of December 31, 2011 or as of December 31, 2010.

Additionally, as of December 31, 2011, the amount available for borrowing under our credit facility was reduced by a combined amount of $875.1 million, consisting of $644.8 million of commercial paper borrowings and $230.3 million of letters of credit, consisting of: (i) a $100.0 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of our Pacific operations’ pipelines in the state of California; (ii) a combined $86.3 million in three letters of credit that support tax-exempt bonds; (iii) a $16.2 million letter of credit that supports debt securities issued by the Express pipeline system; (iv) a $10.7 million letter of credit that supports our indemnification obligations on the Series D note borrowings of Cortez Capital Corporation; and (v) a combined $17.1 million in other letters of credit supporting other obligations of us and our subsidiaries.

Interest on the credit facility accrues at our option at a floating rate equal to either (i) the administrative agent’s base rate (but not less than the Federal Funds Rate, plus 0.5%); or (ii) LIBOR, plus a margin, which varies depending upon the credit rating of our long-term senior unsecured debt.  Additionally, our $2.2 billion credit facility included the following restrictive covenants as of December 31, 2011:

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

table of content

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

As of December 31, 2011, we had $644.8 million of commercial paper outstanding with an average interest rate of 0.53%.  As of December 31, 2010, we had $522.1 million of commercial paper outstanding with an average interest rate of 0.67%.  The borrowings under our commercial paper program were used principally to finance the acquisitions and capital expansions we made during 2011 and 2010, and in the near term, we expect that our short-term liquidity and financing needs will be met primarily through borrowings made under our commercial paper program.

table of content

Long-Term Debt

Our outstanding long-term debt, excluding the value of interest rate swaps, as of December 31, 2011 and 2010 was $11,159.5 million and $10,277.4 million, respectively.  The balances consisted of the following (in millions):

	December 31,
	2011	2010
Kinder Morgan Energy Partners, L.P. borrowings:
6.75% senior notes due March 15, 2011	$-	$700.0
7.125% senior notes due March 15, 2012	450.0	450.0
5.85% senior notes due September 15, 2012	500.0	500.0
5.00% senior notes due December 15, 2013	500.0	500.0
5.125% senior notes due November 15, 2014	500.0	500.0
5.625% senior notes due February 15, 2015	300.0	300.0
3.50% senior notes due March 1, 2016	500.0	-
6.00% senior notes due February 1, 2017	600.0	600.0
5.95% senior notes due February 15, 2018	975.0	975.0
9.00% senior notes due February 1, 2019(a)	500.0	500.0
6.85% senior notes due February 15, 2020	700.0	700.0
5.30% senior notes due September 15, 2020	600.0	600.0
5.80% senior notes due March 1, 2021	400.0	400.0
4.15% senior notes due March 1, 2022	375.0	-
7.40% senior notes due March 15, 2031	300.0	300.0
7.75% senior notes due March 15, 2032	300.0	300.0
7.30% senior notes due August 15, 2033	500.0	500.0
5.80% senior notes due March 15, 2035	500.0	500.0
6.50% senior notes due February 1, 2037	400.0	400.0
6.95% senior notes due January 15, 2038	1,175.0	1,175.0
6.50% senior notes due September 1, 2039	600.0	600.0
6.55% senior notes due September 15, 2040	400.0	400.0
6.375% senior notes due March 1, 2041	600.0	-
5.625% senior notes due September 1, 2041	375.0	-
Commercial paper borrowings	644.8	522.1
Subsidiary borrowings:
Kinder Morgan Operating L.P. “A”-5.40% BP note, due March 31, 2012	5.2	10.2
Kinder Morgan Canada Company-5.40% BP note, due March 31, 2012	4.7	9.0
Kinder Morgan Texas Pipeline, L.P.-5.23% senior notes, due January 2, 2014	16.4	23.6
Kinder Morgan Arrow Terminals L.P.-6.0% note due March 28, 2014	2.1	-
Kinder Morgan Liquids Terminals LLC-N.J. Development Revenue Bonds due Jan. 15, 2018	25.0	25.0
Kinder Morgan Columbus LLC-5.50% MS Development Revenue note due Sept. 1, 2022	8.2	8.2
Kinder Morgan Operating L.P. “B”-Jackson-Union Cos. IL Revenue Bonds due April 1, 2024	23.7	23.7
International Marine Terminals-Plaquemines, LA Revenue Bonds due March 15, 2025	40.0	40.0
Other miscellaneous subsidiary debt	1.2	1.3
Unamortized debt discount on senior notes	(24.0)	(23.3)
Current portion of long-term debt	(1,637.8)	(1,262.4)
Total long-term debt	$11,159.5	$10,277.4
__________

(a)
We issued our $500 million in principal amount of 9.00% senior notes due February 1, 2019 in December 2008.  Each holder of the notes has the right to require us to repurchase all or a portion of the notes owned by such holder on February 1, 2012 at a purchase price equal to 100% of the principal amount of the notes tendered by the holder plus accrued and unpaid interest to, but excluding, the repurchase date.  On and after February 1, 2012, interest will cease to accrue on the notes tendered for repayment.  A holder’s exercise of the repurchase option is irrevocable.  For more information about these senior notes, see “—Subsequent Event” below.

table of content

Kinder Morgan Energy Partners, L.P. Senior Notes

As of December 31, 2011 and 2010, the net carrying value of the various series of our senior notes was $12,026.0 million and $10,876.7 million, respectively.  For a listing of the various outstanding series of our senior notes, see the table above included in “—Long-Term Debt.”  All of our fixed rate senior notes provide that we may redeem the notes at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium.

During 2011, we completed two separate public offerings of senior notes.  With regard to these offerings, we received proceeds, net of underwriter discounts, as follows: (i) $1,092.7 million from a March 4, 2011 public offering of a total of $1.1 billion in principal amount of senior notes, consisting of $500 million of 3.50% notes due March 1, 2016 and $600 million of 6.375% notes due March 1, 2041; and (ii) $743.3 million from an August 17, 2011 public offering of a total of $750 million in principal amount of senior notes, consisting of $375 million of 4.15% notes due March 1, 2022 and $375 million of 5.625% notes due September 1, 2041.  We used the proceeds from all of our 2011 debt offerings to reduce the borrowings under our commercial paper program.

On March 15, 2011, we paid $700 million to retire the principal amount of our 6.75% senior notes that matured on that date.  We used both cash on hand and borrowings under our commercial paper program to repay the maturing senior notes.

On May 19, 2010, we completed a public offering of senior notes.  We issued a total of $1 billion in principal amount of senior notes in two separate series, consisting of $600 million of 5.30% notes due September 15, 2020, and $400 million of 6.55% notes due September 15, 2040.  We received proceeds from the issuance of the notes, after deducting the underwriting discount, of $993.1 million, and we used the proceeds to reduce the borrowings under our commercial paper program and our bank credit facility.

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

Kinder Morgan Arrow Terminals L.P. Debt

On January 1, 2010, our subsidiary Kinder Morgan Arrow Terminals L.P. paid the $5.3 million outstanding principal amount of its Adjustable Rate Industrial Development Revenue Bonds issued by the Illinois Development Finance Authority that matured on that date, and following its repayment, Arrow Terminals L.P. had no outstanding debt.

On April 4, 2011, Kinder Morgan Arrow Terminals, L.P. acquired a parcel of land and a terminal warehouse located in Industry, Pennsylvania from a third party for an aggregate consideration of $3.3 million, consisting of $1.2 million in cash and a $2.1 million promissory note payable.  The note principal is payable in three annual payments beginning in March 2012.  The note bears interest at 6% per annum, and accrued interest on the unpaid principal amount is due and payable on the due date of each principal installment.

 KinderHawk Field Services LLC Credit Facility

On July 1, 2011, immediately following our acquisition of the remaining 50% ownership interest in KinderHawk Field Services LLC that we did not already own (discussed in Note 3 “Acquisitions and Divestitures—Acquisitions—(16) KinderHawk Field Services LLC and EagleHawk Field Services LLC.”), we repaid the outstanding $154.0 million of borrowings under KinderHawk’s revolving bank credit facility and following this repayment, KinderHawk had no outstanding debt.  The revolving bank credit facility was terminated at the time of such repayment.

Kinder Morgan Operating L.P. “A” Debt

Effective January 1, 2007, we acquired the remaining approximately 50.2% interest in the Cochin pipeline system that we did not already own.  As part of our purchase price consideration, two of our subsidiaries issued a long-term note payable to the seller having a fair value of $42.3 million.  We valued the debt equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%.  Our subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note, and the principal amount of the note, along with interest, is due in five annual installments of $10.0 million beginning March 31, 2008.  We paid the fourth installment on March 31, 2011, and as of December 31, 2011, the net present value of the note (representing the outstanding balance included as debt on our accompanying consolidated balance sheet) was $9.9 million.  As of December 31, 2010, the net present value of the note was $19.2 million.

table of content

Kinder Morgan Texas Pipeline, L.P. Debt

Our subsidiary, Kinder Morgan Texas Pipeline, L.P. is the obligor on a series of unsecured senior notes, which were assumed on August 1, 2005 when we acquired a natural gas storage facility located in Liberty County, Texas from a third party.  The notes have a fixed annual stated interest rate of 8.85%; however, we valued the debt equal to the present value of amounts to be paid determined using an approximate interest rate of 5.23%.  The assumed principal amount, along with interest, is due in monthly installments of approximately $0.7 million, and the final payment is due January 2, 2014.  During 2011, we paid a combined principal amount of $7.2 million, and as of December 31, 2011, Kinder Morgan Texas Pipeline L.P.’s outstanding balance under the senior notes was $16.4 million.  Additionally, the unsecured senior notes may be prepaid at any time in amounts of at least $1.0 million and at a price equal to the higher of par value or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. As of December 31, 2010, the outstanding balance under the notes was $23.6 million.

Kinder Morgan Liquids Terminals LLC Debt

Our subsidiary Kinder Morgan Liquids Terminals LLC is the obligor on $25.0 million of Economic Development Revenue Refunding Bonds issued by the New Jersey Economic Development Authority.  These bonds have a maturity date of January 15, 2018.  Interest on these bonds is computed on the basis of a year of 365 or 366 days, as applicable, for the actual number of days elapsed during Commercial Paper, Daily or Weekly Rate Periods and on the basis of a 360-day year consisting of twelve 30-day months during a Term Rate Period.  As of December 31, 2011, the interest rate on these bonds was 0.09%.  We have an outstanding letter of credit issued by Citibank in the amount of $25.4 million that backs-up the $25.0 million principal amount of the bonds and $0.4 million of interest on the bonds for up to 46 days computed at 12% on a per annum basis on the principal thereof.

Kinder Morgan Operating L.P. “B” Debt

Our subsidiary Kinder Morgan Operating L.P. “B” is the obligor of a principal amount of $23.7 million of tax-exempt bonds due April 1, 2024.  The bonds were issued by the Jackson-Union Counties Regional Port District, a political subdivision embracing the territories of Jackson County and Union County in the state of Illinois.  These variable rate demand bonds bear interest at a weekly floating market rate and are backed-up by a letter of credit issued by Wells Fargo.  The bond indenture also contains certain standby purchase agreement provisions which allow investors to put (sell) back their bonds at par plus accrued interest.  As of December 31, 2011, the interest rate on these bonds was 0.11%.  Our outstanding letter of credit issued by Wells Fargo totaled $24.1 million, which backs-up a principal amount of $23.7 million and $0.4 million of interest on the bonds for up to 55 days computed at 12% per annum on the principal amount thereof.

International Marine Terminals Debt

We own a 66 2/3% interest in the International Marine Terminals (IMT) partnership.  The principal assets owned by IMT are dock and wharf facilities financed by the Plaquemines Port, Harbor and Terminal District (Louisiana) $40.0 million Adjustable Rate Annual Tender Port Facilities Revenue Refunding Bonds (International Marine Terminals Project) Series 1984A and 1984B.  As of December 31, 2011, the interest rate on these bonds was 1.28%.

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

table of content

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

Maturities of Debt

The scheduled maturities of our outstanding debt, excluding the value of interest rate swaps, as of December 31, 2011, are summarized as follows (in millions):

Year	Commitment
2012	$1,637.8
2013	508.2
2014	501.3
2015	299.9
2016	499.9
Thereafter	9,350.2
Total	$12,797.3

 Interest Rate Swaps

Information on our interest rate swaps is contained in Note 13 “Risk Management—Interest Rate Risk Management.”

 Subsequent Event

On February 1, 2012, we repaid a principal amount of less than $0.1 million of our 9.00% senior notes due February 1, 2019 pursuant to debtholder one-time elections requiring us to repurchase notes owned by such holders at a purchase price equal to 100% of the principal amount of the notes tendered by the holder plus accrued and unpaid interest to, but excluding, the repurchase date of February 1, 2012.

9.  Employee Benefits

Pension and Postretirement Benefit Plans

Two of our subsidiaries, Kinder Morgan Canada Inc. and Trans Mountain Pipeline Inc. (as general partner of Trans Mountain Pipeline L.P.) are sponsors of pension plans for eligible Trans Mountain pipeline system employees.  The plans include registered defined benefit pension plans, supplemental unfunded arrangements (which provide pension benefits in excess of statutory limits), and defined contributory plans.  These subsidiaries also provide postretirement benefits other than pensions for retired employees.  Our combined net periodic benefit costs for these Trans Mountain pension and postretirement benefit plans for 2011, 2010 and 2009 were $6.9 million, $3.9 million and $2.9 million, respectively, recognized ratably over each year.  As of December 31, 2011, we estimate our overall net periodic pension and postretirement benefit costs for these plans for the year 2012 will be approximately $11.3 million, although this estimate could change if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities.  Furthermore, we expect to contribute approximately $8.9 million to these benefit plans in 2012.

table of content

Additionally, our subsidiary SFPP, L.P. has incurred certain liabilities for postretirement benefits.  SFPP provides medical and life insurance benefits to certain current employees, their covered dependents, and their beneficiaries.  SFPP also provides the same benefits to former salaried employees and will continue to fund these costs for those employees currently in the plan during their retirement years; however, SFPP’s postretirement benefit plan is frozen and no additional participants may join the plan.  Benefits under the SFPP postretirement benefit plan are provided by the Burlington Northern Santa Fe railroad and we reimburse BNSF for the costs of the plan.  Our net periodic benefit cost for the SFPP postretirement benefit plan for 2011 was $0.1 million, and for each of the years ended December 31, 2010 and 2009, our net periodic benefit cost was a credit of less than $0.1 million.  The credits in 2010 and 2009 resulted in increases to income, largely due to amortizations of an actuarial gain and a negative prior service cost.  As of December 31, 2011, we estimate our overall net periodic postretirement benefit cost for the SFPP postretirement benefit plan for the year 2012 will be approximately $0.1 million; however, this estimate could change if a future significant event would require a remeasurement of liabilities.  In addition, we expect to contribute approximately $0.3 million to this postretirement benefit plan in 2012.

As of December 31, 2011 and 2010, the recorded value of our pension and postretirement benefit obligations for both the Trans Mountain pension and postretirement benefit plans and the SFPP postretirement benefit plan was a combined $70.0 million and $44.8 million, respectively.  We consider our overall pension and postretirement benefit liability exposure and the fair value of our pension and postretirement plan assets to be minimal in relation to the value of our total consolidated assets and net income.

Multiemployer Plans

As a result of acquiring several terminal operations, primarily our acquisition of Kinder Morgan Bulk Terminals, Inc. effective July 1, 1998, we participate in several multi-employer pension plans for the benefit of employees who are union members.  We do not administer these plans and contribute to them in accordance with the provisions of negotiated labor contracts.  Other benefits include a self-insured health and welfare insurance plan and an employee health plan where employees may contribute for their dependents’ health care costs.  Amounts charged to expense for these plans for each of the years ended December 31, 2011, 2010 and 2009 were $12.3 million, $10.3 million and $8.4 million, respectively.  We consider our overall multi-employer pension plan liability exposure to be minimal in relation to the value of our total consolidated assets and net income.

Kinder Morgan Savings Plan

The Kinder Morgan Savings Plan is a defined contribution 401(k) plan.  The plan permits all full-time employees of KMI and KMGP Services Company, Inc. to contribute between 1% and 50% of base compensation, on a pre-tax basis, into participant accounts.  As an additional benefit to all participants, an option also exists to make after-tax “Roth” contributions (Roth 401(k) option) to a separate Savings Plan participant account, and certain employees’ contributions are based on collective bargaining agreements.  Currently, our general partner contributes an amount equal to 5% of base compensation per year for most plan participants (described below).  The contributions are made each pay period on behalf of each eligible employee.

Participants may direct the investment of their contributions and all employer contributions, including discretionary contributions, into a variety of investments.  Plan assets are held and distributed pursuant to a trust agreement.  The total amount charged to expense for the Kinder Morgan Savings Plan was $16.5 million during 2011, $13.3 million during 2010, and $12.1 million during 2009.

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

At its July 2010 meeting, Mr. Richard D. Kinder and KMR’s compensation committee approved a special contribution of an additional 1% of base pay into the Savings Plan for each eligible employee (increasing our general partner’s contributions from an amount of 4% of base compensation per year for most plan participants to 5% of base compensation per year).  Each eligible employee received the additional 1% company contribution based on eligible base pay each pay period beginning with the first pay period of August 2010 and continuing through the last pay period of July 2011.  The additional 1% contribution did not change or otherwise impact the previous 4% contribution that eligible employees received and it vested according to the same vesting schedule described in the preceding paragraph.

table of content

At its January 2011 meeting, Mr. Richard D. Kinder and KMR’s compensation committee decided to make this special contribution of an additional 1% of base pay a permanent contribution into the Savings Plan for each eligible employee.  Accordingly, beginning with the first pay period of August 2011, our general partner now contributes an amount equal to 5% of base compensation per year on behalf of each eligible employee.  This change was made to assist employees in providing financial security for retirement without the risk of the 1% variable factor.  For employees of our Terminals business segment, the tiered employer contributions described above also increased by 1% beginning with the first pay period of August 2011.

Cash Balance Retirement Plan

Employees of KMGP Services Company, Inc. and KMI are also eligible to participate in a Cash Balance Retirement Plan.  Certain employees continue to accrue benefits through a career-pay formula (“grandfathered” according to age and years of service on December 31, 2000), or collective bargaining arrangements.  All other employees accrue benefits through a personal retirement account in the Cash Balance Retirement Plan.  Under the plan, KMI credits each participating employee’s personal retirement account an amount equal to 3% of eligible compensation every pay period.  Currently, interest is credited to the personal retirement accounts at a rate equal to the five-year U.S. Treasury note rate plus 0.25% (described below).  Employees become fully vested in the plan after three years, and they may take a lump sum distribution upon termination of employment or retirement.

In February 2009, KMI amended the plan in order to reduce its rate of future benefit accruals effective April 12, 2009.  Beginning on that date, and continuing through the last pay period of December 2009, KMI ceased making contribution credits to the accounts of all participating employees of KMGP Services, Inc. and KMI under the cash balance portion of the plan, except to the extent the terms of an applicable collective bargaining agreement required contribution credits be made.  However, KMI continued to credit interest to employees’ personal retirement accounts, and effective January 1, 2010, all contribution credits on behalf of participating employees resumed.

Effective January 1, 2011, KMI amended the plan and began crediting each participating employee’s personal retirement account for interest at a rate equal to the five-year U.S. Treasury note rate plus 0.25%.  Prior to this amendment, interest was credited to the personal retirement accounts at the 30-year U.S. Treasury bond rate, or an approved substitute, in effect each year.  This interest rate credit change allows KMI to invest the plan’s assets in a manner that preserves capital and controls volatility.  Furthermore, the new interest rate complies with the safe harbor regulations as defined by the U.S. Department of Labor and is expected to reduce the plan’s long-term cost.  KMI continues to credit 3% of employees’ eligible compensation to their personal retirement accounts.

10.  Partners’ Capital

Limited Partner Units

As of December 31, 2011 and 2010, our partners’ capital included the following limited partner units:

	December 31,
	2011	2010
Common units	232,677,222	218,880,103
Class B units	5,313,400	5,313,400
i-units	98,509,389	91,907,987
Total limited partner units	336,500,011	316,101,490

The total limited partner units represent our limited partners’ interest and an effective 98% interest in us, exclusive of our general partner’s incentive distribution rights.  Our general partner has an effective 2% interest in us, excluding its right to receive incentive distributions.

As of December 31, 2011, our total common units consisted of 216,306,794 units held by third parties, 14,646,428 units held by KMI and its consolidated affiliates (excluding our general partner), and 1,724,000 units held by our general partner.  As of December 31, 2010, our total common units consisted of 202,509,675 units held by third parties, 14,646,428 units held by KMI and its consolidated affiliates (excluding our general partner), and 1,724,000 units held by our general partner.

As of both December 31, 2011 and December 31, 2010, all of our 5,313,400 Class B units were held by a wholly-owned subsidiary of KMI.  The Class B units are similar to our common units except that they are not eligible for trading on the New York Stock Exchange.

table of content

As of both December 31, 2011 and 2010, all of our i-units were held by KMR.  Our i-units are a separate class of limited partner interests in us and are not publicly traded.  In accordance with its limited liability company agreement, KMR’s activities are restricted to being a limited partner in us, and to controlling and managing our business and affairs and the business and affairs of our operating limited partnerships and their subsidiaries.  Through the combined effect of the provisions in our partnership agreement and the provisions of KMR’s limited liability company agreement, the number of outstanding KMR shares and the number of our i-units will at all times be equal.

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

Based on the preceding, during the year ended December 31, 2011, KMR received distributions of 6,601,402 i-units.  These additional i-units distributed were based on the $4.58 per unit distributed to our common unitholders during 2011.  During the year ended December 31, 2010, KMR received distributions of 6,369,724 i-units.  These additional i-units distributed were based on the $4.32 per unit distributed to our common unitholders during 2010.  During the year ended December 31, 2009, KMR received distributions of 7,540,357 i-units.  These additional i-units distributed were based on the $4.20 per unit distributed to our common unitholders during 2009.

Equity Issuances

2011 Issuances

On February 25, 2011, we entered into a second amended and restated equity distribution agreement with UBS Securities LLC (UBS) to provide for the offer and sale of common units having an aggregate offering price of up to $1.2 billion (up from an aggregate offering price of up to $600 million under our first amended and restated agreement) from time to time through UBS, as our sales agent.  Sales of the units will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, in block transactions or as otherwise agreed between us and UBS.  Under the terms of this agreement, we also may sell common units to UBS as principal for its own account at a price agreed upon at the time of the sale.  Any sale of common units to UBS as principal would be pursuant to the terms of a separate agreement between us and UBS.

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

In 2011, we issued 5,764,708 of our common units pursuant to our equity distribution agreement.  After commissions of $3.2 million, we received net proceeds from the issuance of these common units of $421.4 million.  We used the proceeds to reduce the borrowings under our commercial paper program.

We also completed the following equity issuances in 2011:

▪
On June 10, 2011, we issued 324,961 common units as part of our purchase price for the petroleum coke terminal assets we acquired from TGS Development, L.P.  We valued the common units at $23.7 million, determining the units’ value based on the $73.01 closing market price of the common units on the New York Stock Exchange on the June 10, 2011 acquisition date (for more information on this acquisition, see Note 3 “Acquisitions and Divestitures—Acquisitions—(15) TGS Development, L.P. Terminal Acquisition;” and

▪
On June 17, 2011, we issued, in a public offering, 6,700,000 of our common units at a price of $71.44 per unit, less commissions and underwriting expenses.  At the time of the offering, we granted the underwriters a 30-day option to purchase up to an additional 1,005,000 common units from us on the same terms and conditions, and upon the underwriters’ exercise of this option in full, we issued the additional 1,005,000 common units on June 27, 2011.  We received net proceeds, after deducting the underwriter discount, of $533.9 million from the issuance of these 7,705,000 common units, and we used the proceeds to reduce the borrowings under our commercial paper program.

table of content

2010 Issuances

In 2010, we issued 3,902,225 of our common units pursuant to our equity distribution agreement with UBS.  After commissions of $2.0 million, we received net proceeds from the issuance of these common units of $266.3 million.  We used the proceeds to reduce the borrowings under our commercial paper program and our bank credit facility.

We also completed the following equity issuances in 2010:

▪
On January 15, 2010, we issued 1,287,287 common units as a portion of our purchase price for additional ethanol handling terminal assets we acquired from US Development Group LLC.  We valued the common units at $81.7 million, determining the units’ value based on the $63.45 closing market price of the common units on the New York Stock Exchange on the January 15, 2010 acquisition date (for more information on this acquisition, see Note 3 “Acquisitions and Divestitures—Acquisitions—(5) USD Terminal Acquisition;”

▪
On May 7, 2010, we issued, in a public offering, 6,500,000 of our common units at a price of $66.25 per unit, less commissions and underwriting expenses.  After deducting the underwriter discount, we received net proceeds of $417.4 million for the issuance of these common units, and we used the proceeds to reduce the borrowings under our commercial paper program and our bank credit facility; and

▪
On July 2, 2010, we completed an offering of 1,167,315 of our common units at a price of $64.25 per unit in a privately negotiated transaction.  We received net proceeds of $75.0 million for the issuance of these common units, and we used the proceeds to reduce the borrowings under our commercial paper program and our bank credit facility.

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

For each of the years ended December 31, 2011, 2010 and 2009, we declared distributions of $4.61, $4.40 and $4.20 per unit, respectively.  Cash distributions paid to all partners, consisting of our common and Class B unitholders, our general partner and noncontrolling interests, totaled $2,243.6 million in 2011, $1,826.6 million in 2010 and $1,771.9 million in 2009.  In addition, we made distributions of additional i-units in each of these years to KMR as discussed under “—Limited Partner Units” above.  Distributions for the fourth quarter of each year are declared and paid during the first quarter of the following year.  The year-to-year increases in distributions paid reflect the increase in amounts distributed per unit as well as the issuance of additional units; however, the overall increases in distributions paid in 2011 versus 2010, and in 2010 versus 2009, were partially offset by decreases in the incentive distribution we paid to our general partner in both 2011 and 2010, as discussed following.

Our general partner’s incentive distribution that we declared for each of the years 2011, 2010 and 2009 was $1,174.1 million, $880.5 million and $932.3 million, respectively, while the incentive distribution we paid to our general partner in 2011, 2010 and 2009 was $1,146.4 million, $848.2 million and $906.5 million, respectively.  The general partner’s incentive distribution we paid in 2011 was reduced by a waived incentive amount equal to $28.4 million related to common units issued to finance a portion of our May 2010 KinderHawk Field Services LLC acquisition.  Beginning with our distribution payments for the quarterly period ended June 30, 2010, our general partner has agreed not to take incentive distributions related to this acquisition of our initial 50% interest in KinderHawk through year-end 2011.  For more information about this acquisition, see Note 3 “Acquisitions and Divestitures—Acquisitions—(8) KinderHawk Field Services LLC.”

table of content

The general partner’s incentive distribution we paid in 2010 was affected by (i) a reduced incentive amount of $168.3 million due to a portion of our available cash distribution for the second quarter of 2010 being a distribution of cash from interim capital transactions, rather than a distribution of cash from operations (including the general partner’s 2% general partner interest, its total cash distributions were reduced by $170.0 million); and (ii) the waived incentive amount equal to $11.1 million related to our May 2010 KinderHawk acquisition.  Our distribution of cash for the second quarter of 2010 (which we paid in the third quarter of 2010) from interim capital transactions totaled $177.1 million (approximately $0.56 per limited partner unit), and pursuant to the provisions of our partnership agreement, our general partner receives no incentive distribution on distributions of cash from interim capital transactions.  Accordingly, this distribution from interim capital transactions helped preserve our cumulative excess cash coverage.  Cumulative excess cash coverage is cash from operations generated since our inception in excess of cash distributions paid.

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

For further information about our partnership distributions, see Note 11 “Related Party Transactions—Partnership Interests and Distributions.”

Subsequent Events

In early January 2012, we issued 160,510 of our common units for the settlement of sales made on or before December 31, 2011 pursuant to our equity distribution agreement with UBS.  After commissions of $0.1 million, we received net proceeds of $13.4 million for the issuance of these common units, and we used the proceeds to reduce the borrowings under our commercial paper program.

On January 18, 2012, we declared a cash distribution of $1.16 per unit for the quarterly period ended December 31, 2011.  This distribution was paid on February 14, 2012, to unitholders of record as of January 31, 2012.  Since this distribution was declared after the end of the quarter, no amount is shown in our December 31, 2011 balance sheet as a distribution payable.

Our common unitholders and our Class B unitholder received cash.  KMR, our sole i-unitholder, received a distribution in the form of additional i-units based on the $1.16 distribution per common unit.  The number of i-units distributed was 1,464,145.  For each outstanding i-unit that KMR held, a fraction of an i-unit (0.014863) was issued.  The fraction was determined by dividing:

▪	$1.16, the cash amount distributed per common unit

by

▪
$78.046, the average of KMR’s limited liability shares’ closing market prices from January 12-26, 2012, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

This February 14, 2012 distribution included an incentive distribution to our general partner in the amount of $302.3 million.  This incentive distribution was affected by a waived incentive distribution amount equal to $7.2 million related to common units issued to finance a portion of our May 2010 KinderHawk acquisition.  Furthermore, to support our acquisition of the remaining 50% interest in KinderHawk effective July 1, 2011, our general partner has agreed to waive incentive distribution amounts equal to $25.5 million for 2012 and $3.5 million for 2013.  For more information about this acquisition, see Note 3 “Acquisitions and Divestitures—Acquisitions—(16) KinderHawk Field Services LLC and EagleHawk Field Services LLC.”

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

table of content

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

Non-Cash Compensation Expenses

For accounting purposes, KMI was required to allocate to us a portion of its 2007 going-private transaction-related amounts, and it is required to recognize compensation expense in connection with their Class A-1 and Class B units over the expected life of such units and allocate to us a portion of these going-private transaction-related amounts.  These units were issued prior to the conversion of Kinder Morgan Holdco LLC to KMI.  As a subsidiary of KMI, we are required to recognize the allocated amounts as expense on our income statements; however, we have no obligation and we do not expect to pay any amounts related to these going-private transaction-related expenses.  Accordingly, we recognize the unpaid amounts as contributions to “Total Partners’ Capital” on our balance sheet.  For each of the years 2011, 2010 and 2009, we recognized non-cash compensation expense of $2.8 million, $4.6 million and $5.7 million, respectively, due to certain going-private transaction expenses allocated to us from KMI in connection with KMI’s May 2007 going-private transaction.  We do not expect KMI to allocate any further going-private transaction-related expenses to us.

Additionally, in the first quarter of 2011, KMI allocated to us certain non-cash compensation expenses totaling $87.1 million associated with a one-time special cash bonus payment that was paid to non-senior management employees in May 2011.  However, we do not have any obligation, nor did we pay any amounts related to these compensation expenses, and since we were not responsible for paying these expenses, we recognized the amounts allocated to us as both an expense on our income statement and a contribution to “Total Partners’ Capital” on our balance sheet.

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

table of content

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

table of content

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

As of December 31, 2011, our general partner owned 1,724,000 common units, representing approximately 0.51% of our outstanding limited partner units.  For information on distributions paid to our general partner, see Note 10 “Partners’ Capital—Income Allocation and Declared Distributions.”

Kinder Morgan, Inc.

KMI remains the sole indirect common stockholder of our general partner.  Also, as of December 31, 2011, KMI directly owned 10,852,788 common units, indirectly owned 5,313,400 Class B units and 5,517,640 common units through its consolidated affiliates (including our general partner), and owned 14,055,426 KMR shares, representing an indirect ownership interest of 14,055,426 i-units.  Together, these units represented approximately 10.6% of our outstanding limited partner units.

Including both its general and limited partner interests in us, at the 2011 distribution level, KMI received approximately 50% of all quarterly distributions of available cash from us, with approximately 44% attributable to its general partner interest and the remaining 6% attributable to its limited partner interest.  These percentages were impacted slightly due to the general partner’s waiver of certain incentive distribution amounts, as described in Note 10 “Partners’ Capital—Income Allocation and Declared Distributions.”

Kinder Morgan Management, LLC

As of December 31, 2011, KMR, our general partner’s delegate, remained the sole owner of our 98,509,389 i-units.

Asset Acquisitions and Sales

Mr. C. Berdon Lawrence, a non-management director on the boards of our general partner and KMR until July 20, 2011, is also Chairman Emeritus of the Board of Kirby Corporation.  On February 9, 2011, we sold a marine vessel to Kirby Corporation’s subsidiary Kirby Inland Marine, L.P., and additionally, we and Kirby Inland Marine L.P. formed a joint venture named Greens Bayou Fleeting, LLC.  For more information about these transactions, see Note 3 “Acquisitions and Divestitures—Divestitures—Megafleet Towing Co., Inc. Assets.”

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

table of content

Operations

Natural Gas Pipelines and Products Pipelines Business Segments

KMI (or its subsidiaries) operates and maintain for us the assets comprising our Natural Gas Pipelines business segment, as well as our Products Pipelines business segment’s 50%-owned Cypress Pipeline (we sold a 50% ownership interest in the Cypress Pipeline on October 1, 2010, described in Note 3 “Acquisitions and Divestitures—Divestitures—Cypress Interstate Pipeline LLC”).  Pursuant to the applicable underlying agreements, we pay (reimburse) KMI for the actual corporate general and administrative expenses incurred in connection with the operation of these assets.  The combined amounts paid to KMI for corporate general and administrative costs incurred were $70.6 million for 2011, $55.6 million for 2010 and $46.5 million for 2009.  We believe the amounts paid to KMI for the services it provided each year fairly reflect the value of the services performed; however, due to the nature of the allocations, these reimbursements may not exactly match the actual time and overhead spent.  We also reimburse KMI for operating and maintenance costs and capital expenditures incurred with respect to our assets.

Our subsidiary Kinder Morgan NatGas Operator LLC operates the Rockies Express and the Midcontinent Express natural gas pipeline systems pursuant to two separate operating agreements.  Under the Rockies Express agreement, it is reimbursed for its costs and receives a management fee of 1%, based on Rockies Express’ operating income, less all depreciation and amortization expenses.  In 2011, 2010 and 2009, it received management fees of $5.6 million, $5.4 million and $4.0 million, respectively.  Kinder Morgan NatGas Operator LLC operates the Midcontinent Express pipeline system according to the provisions of an operating agreement entered into in March 2007.  It is reimbursed for its operating costs; however, it receives no special management fees according to this agreement.

In addition, we purchase natural gas transportation and storage services from Natural Gas Pipeline Company of America LLC and certain affiliates, collectively referred to as NGPL.  KMI owns a 20% ownership interest in NGPL and accounts for its investment under the equity method of accounting.  Pursuant to the provisions of a 15-year operating agreement that was entered into in 2008, KMI continues to operate NGPL’s assets.  For each of the years 2011, 2010 and 2009, expenses related to NGPL totaled $8.2 million, $7.8 million and $8.8 million, respectively, and we included these expense amounts within the caption “Gas purchases and other costs of sales” in our accompanying consolidated statements of income.

CO2 Business Segment

During 2010 and 2009, Kinder Morgan Power Company, a subsidiary of KMI, operated and maintained for us the power plant we constructed at the SACROC oil field unit, located in the Permian Basin area of West Texas.  The power plant provides nearly half of SACROC’s current electricity needs.  Pursuant to the contract, Kinder Morgan Power Company incurred the costs and expenses related to operating and maintaining the power plant for the production of electrical energy at the SACROC field.  Such costs included supervisory personnel and qualified operating and maintenance personnel in sufficient numbers to accomplish the services provided in accordance with good engineering, operating and maintenance practices.  Our subsidiary Kinder Morgan Production Company fully reimbursed Kinder Morgan Power Company’s expenses, including all agreed-upon labor costs.

In addition, Kinder Morgan Production Company was responsible for processing and directly paying invoices for fuels utilized by the plant.  Other materials, including but not limited to lubrication oil, hydraulic oils, chemicals, ammonia and any catalyst were purchased by Kinder Morgan Power Company and invoiced monthly as provided by the contract, if not paid directly by Kinder Morgan Production Company.  The amounts paid to Kinder Morgan Power Company in 2010 and 2009 for operating and maintaining the power plant were $7.6 million and $5.4 million, respectively.  Furthermore, we believe the amounts paid to Kinder Morgan Power Company for the services they provided each year fairly reflected the value of the services performed.  Our operating contract with Kinder Morgan Power Company expired on December 31, 2010, and effective January 1, 2011, Kinder Morgan Production Company began operating the power plant.

Terminals Business Segment

For services in the ordinary course of Kirby Corporation’s and our Terminals segment’s businesses, Kirby Corporation received payments from our subsidiaries totaling $38,729, $39,828 and $18,878 in 2011, 2010 and 2009, respectively, and Kirby made payments, in 2011, to our subsidiaries totaling $44,615.

table of content

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

KM Insurance, Ltd.

KM Insurance, Ltd. is a Class 2 Bermuda insurance company and wholly-owned subsidiary of KMI.  The sole business of KM Insurance is to issue policies for KMI and us to secure the deductible portion of our workers compensation, automobile liability, and general liability policies placed in the commercial insurance market.  We accrue for the cost of insurance and include these costs within our related party general and administrative expenses.  For each of the years 2011, 2010 and 2009, these expenses totaled $8.8 million, $8.6 million and $8.4 million, respectively.

Derivative Counterparties

As a result of KMI’s going-private transaction in May 2007, a number of individuals and entities became significant investors in KMI, and by virtue of the size of its ownership interest in KMI, one of those investors—Goldman Sachs Capital Partners and certain of its affiliates—remains a “related party” (as defined by U.S. generally accepted accounting principles) to us as of December 31, 2011.  Goldman Sachs has also acted in the past, and may act in the future, as an underwriter for equity and/or debt issuances for us, and Goldman Sachs effectively owned 49% of the terminal assets we acquired from US Development Group LLC in January 2010.

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

The following table summarizes the fair values of our energy commodity derivative contracts that are (i) associated with commodity price risk management activities with J. Aron & Company/Goldman Sachs; and (ii) included within “Fair value of derivative contracts” on our accompanying consolidated balance sheets as of December 31, 2011 and 2010 (in millions):

	December 31, 2011	December 31, 2010
Derivatives – asset/(liability)
Current assets	$8.6	$-
Noncurrent assets	$18.2	$12.7
Current liabilities	$(64.3)	$(221.4)
Noncurrent liabilities	$(9.6)	$(57.5)

table of content

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

On July 20, 2011, we, ExxonMobil, and Plantation Pipe Line Company amended the term loan agreement covering this note receivable  to (i) reduce the aggregate loan amount to $100.0 million following payments of $57.9 million made by Plantation to ExxonMobil and us on July 20, 2011; (ii) extend the maturity of the note from July 20, 2011 to July 20, 2016; (iii) allow for pre-payment of all or any portion of the principal amount of the loan without a premium penalty; and (iv) reduce the interest rate on the note from 4.72% per annum to 4.25% per annum.  Following the July 20, 2011 payments to both us and ExxonMobil, the note provides for semiannual payments of principal and interest on December 31 and June 30 each year beginning on December 31, 2011, with a final principal payment of $87.8 million due on July 20, 2016.

During each of the years ended December 31, 2011 and 2010, we received combined principal repayments of $31.4 million and $2.7 million, respectively, and as of December 31, 2011, our 51.17% portion of the outstanding principal amount of the note was $50.7 million.  We included $1.2 million of this note receivable balance within “Accounts, notes and interest receivable, net,” on our accompanying consolidated balance sheet, and the remaining outstanding balance within “Notes Receivable.”  As of December 31, 2010, the outstanding note receivable balance was $82.1 million, and we included this amount within “Accounts, notes and interest receivable, net,” on our accompanying consolidated balance sheet.

Express US Holdings LP

In conjunction with the acquisition of our 33 1/3% equity ownership interest in the Express pipeline system from KMI on August 28, 2008, we acquired a long-term investment in a C$113.6 million debt security issued by Express US Holdings LP (the obligor), the partnership that maintains ownership of the U.S. portion of the Express pipeline system.  The debenture is (i) denominated in Canadian dollars; (ii) due in full on January 9, 2023; (iii) bears interest at the rate of 12.0% per annum; and (iv) provides for quarterly payments of interest in Canadian dollars on March 31, June 30, September 30 and December 31 each year.  As of December 31, 2011 and December 31, 2010, the outstanding note receivable balance, representing the translated amount included in our consolidated financial statements in U.S. dollars, was $111.7 million and $114.2 million, respectively, and we included these amounts within “Notes receivable” on our accompanying consolidated balance sheets.

River Consulting, LLC

In conjunction with the sale of our 51% equity ownership interest in River Consulting, LLC and Devco USA, L.L.C. (discussed in Note 3 “Acquisitions and Divestitures—Divestitures—River Consulting, LLC and Devco USA, L.L.C.”), we extended separate lines of credit to River Consulting and Devco, allowing them to borrow from us an aggregate amount of $3.0 million for working capital purposes.  The lines of credit expire on December 31, 2012, and provide for maximum advances of $2.7 million to River Consulting and $0.3 million to Devco.  Advances by us pursuant to these lines of credit are evidenced by notes that bear interest at the rate of 9.5% per annum.  The notes provide for monthly payments of interest and allow for prepayment of principal borrowings.  As of December 31, 2011, River Consulting had borrowed $0.1 million under its line of credit agreement with us, and we included this receivable amount within “Accounts, notes and interest receivable, net,” on our accompanying consolidated balance sheet.

Other Receivables and Payables

As of December 31, 2011 and December 31, 2010, our related party receivables (other than notes receivable discussed above in “—Notes Receivable”) totaled $25.5 million and $15.4 million, respectively.  The December 31, 2011 receivables amount consisted of (i) $14.6 million included within “Accounts, notes and interest receivable, net” on our accompanying consolidated balance sheet; and (ii) $10.9 million of natural gas imbalance receivables included within “Other current assets.”  The $14.6 million receivable amount primarily consisted of amounts due from the Express pipeline system, NGPL, and KMI.  The $10.9 million natural gas imbalance receivable consisted of amounts due from both NGPL and the Rockies Express pipeline system.

table of content

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

As of December 31, 2011 and December 31, 2010, our related party payables totaled $1.1 million and $8.8 million, respectively.  The December 31, 2011 related party payables primarily consisted of $0.9 million amount included within “Accounts payable” and due to the noncontrolling partner of Globalplex Partners, a Louisiana joint venture owned 50% and controlled by us.  The December 31, 2010 amount consisted of (i) $5.1 million included within “Accounts payable” and primarily related to amounts due to KMI; and (ii) $3.7 million of natural gas imbalance payables included within “Accrued other current liabilities” and consisting of amounts due to the Rockies Express pipeline system.

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

12.  Commitments and Contingent Liabilities

Leases

The table below depicts future gross minimum rental commitments under our operating leases as of December 31, 2011 (in millions):

Year	Commitment
2012	$51.6
2013	40.1
2014	31.0
2015	25.2
2016	20.4
Thereafter	64.5
Total minimum payments	$232.8

The remaining terms on our operating leases, including probable elections to exercise renewal options, range from one to 37 years.  Total lease and rental expenses for each of the years ended December 31, 2011, 2010 and 2009 were $140.0 million, $64.4 million and $55.6 million, respectively.  The increase in our lease and rental expenses in 2011 compared to 2010 was driven by a $69.7 million increase in expense associated with adjustments to our Pacific operations’ rights-of-way liabilities.  For more information about this expense, see Note 16 “Litigation, Environmental and Other Contingencies—Commercial Litigation Matters—Union Pacific Railroad Company Easements.”  The amount of capital leases included within “Property, Plant and Equipment, net” in our accompanying consolidated balance sheets as of December 31, 2011 and 2010 are not material to our consolidated balance sheets.

table of content

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

In 2009, Mr. Gaylord’s estate exercised his 17,500 unit appreciation rights at an aggregate fair value of $53.75 per unit, and it received a cash amount of $179,275 (Mr. Edward O. Gaylord served as a KMR director until his death on September 28, 2008).  As of December 31, 2010, 17,500 unit appreciation rights had been granted, vested and remained outstanding.  All of these unit appreciation rights were owned by Mr. Waughtal.  In 2011, Mr. Waughtal exercised his 17,500 unit appreciation rights at an aggregate fair value of $81.86 per unit, and he received a cash amount of $671,200.  Accordingly, as of December 31, 2011, no unit appreciation rights remained outstanding.

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

The elections under this plan for 2012, 2011 and 2010 were made effective January 17, 2012, January 18, 2011 and January 20, 2010, respectively.  The elections for 2009 were made effective January 21, 2009 by Messrs. Hultquist and Waughtal, and January 28, 2009 by Mr. Lawrence.

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

table of content

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

On January 21, 2009, each of KMR’s three non-employee directors (with Mr. Lawrence replacing Mr. Gaylord after Mr. Gaylord’s death) was awarded cash compensation of $160,000 for board service during 2009.  Effective January 21, 2009, Mr. Hultquist and Mr. Waughtal elected to receive the full amount of their compensation in the form of cash only.  Effective January 28, 2009, Mr. Lawrence elected to receive compensation of $159,136 in the form of our common units and was issued 3,200 common units.  His remaining compensation ($864) was paid in cash as described above.  No other compensation was paid to the non-employee directors during 2009.

On January 20, 2010, each of KMR’s three non-employee directors was awarded cash compensation of $160,000 for board service during 2010.  Effective January 20, 2010, Mr. Hultquist and Mr. Waughtal elected to receive the full amount of their compensation in the form of cash only.  Mr. Lawrence elected to receive compensation of $159,495 in the form of our common units and was issued 2,450 common units.  His remaining compensation ($505) was paid in cash as described above.  No other compensation was paid to the non-employee directors during 2010.

On January 18, 2011, each of KMR’s then three non-employee directors was awarded cash compensation of $180,000 for board service during 2011.  Effective January 18, 2011, Mr. Hultquist and Mr. Waughtal elected to receive the full amount of their compensation in the form of cash only.  Mr. Lawrence elected to receive compensation of $176,964 in the form of our common units and was issued 2,450 common units.  On July 20, 2011, Mr. Lawrence resigned from the KMR and Kinder Morgan G.P., Inc. boards of directors and was replaced by Mr. Ted A. Gardner.  Mr. Lawrence received remaining compensation of $1,518 paid in cash during the first half of 2011 (amount equal to one-half of the difference between (i) his total cash compensation award and (ii) the value of cash compensation received in the form of our common units according to the provisions of our Common Unit Compensation Plan for Non-Employee Directors).  Mr. Gardner was awarded cash compensation of $90,000 for board service during 2011, and his compensation was paid in cash as described above.  No other compensation was paid to the non-employee directors during 2011.

On January 17, 2012, each of KMR’s three non-employee directors was awarded cash compensation of $180,000 for board service during 2012.  Each of the non-employee directors elected to receive the full amount of their compensation in the form of cash only.  No other compensation will be paid to the non-employee directors during 2012.

Contingent Debt

Our contingent debt disclosures pertain to certain types of guarantees or indemnifications we have made and cover certain types of guarantees included within debt agreements, even if the likelihood of requiring our performance under such guarantee is remote.  As of December 31, 2011, our contingent debt obligations, as well as our obligations with respect to related letters of credit, consisted of the following two items:

Entity	Our Ownership Interest	Investment Type	Total Entity Debt		Our Contingent Share of Entity Debt	(a)
Cortez Pipeline Company(b)	50%	General Partner	$138.5	(c)	$80.0	(d)

Nassau County, Florida Ocean Highway and Port Authority(e)	N/A	N/A	N/A		$16.7	(f)
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

(c)
Amount consists of (i) $21.4 million aggregate principal amount of Series D notes due May 15, 2013 (interest on the Series D notes is paid annually and based on a fixed interest rate of 7.14% per annum); (ii) $100.0 million of variable rate Series E notes due December 11, 2012 (interest on the Series E notes is paid quarterly and based on an interest rate of three-month LIBOR plus a spread); and (iii) $17.1 million of outstanding borrowings under a $40.0 million committed revolving bank credit facility that is also due December 11, 2012.

(d)
We are severally liable for our percentage ownership share (50%) of the Cortez Pipeline Company debt ($69.3 million).  In addition, as of December 31, 2011, Shell Oil Company shares our several guaranty obligations jointly and severally for $21.4 million of Cortez’s debt balance related to the Series D notes; however, we are obligated to indemnify Shell for the liabilities it incurs in connection with such guaranty.  Accordingly, as of December 31, 2011, we have a letter of credit in the amount of $10.7 million issued by JP Morgan Chase, in order to secure our indemnification obligations to Shell for 50% of the Cortez debt balance of $21.4 million related to the Series D notes.

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

(e)	Arose from our Vopak terminal acquisition in July 2001. Nassau County, Florida Ocean Highway and Port Authority is a political subdivision of the state of Florida.
(f)
We have posted a letter of credit as security for borrowings under Adjustable Demand Revenue Bonds issued by the Nassau County, Florida Ocean Highway and Port Authority.  The bonds were issued for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida.  Our subsidiary, Nassau Terminals LLC is the operator of the marine port facilities.  The bond indenture is for 30 years and allows the bonds to remain outstanding until December 1, 2020.  Principal payments on the bonds are made on the first of December each year, and corresponding reductions are made to the letter of credit.  As of December 31, 2011, this letter of credit had a face amount of $16.7 million.

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

For additional information regarding our debt facilities see Note 8 “Debt.”

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

table of content

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

For derivative contracts that are designated and qualify as cash flow hedges pursuant to U.S. generally accepted accounting principles, the portion of the gain or loss on the derivative contract that is effective (as defined by U.S. generally accepted accounting principles) in offsetting the variable cash flows associated with the hedged forecasted transaction is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are commodity sales).  The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion as defined by U.S. generally accepted accounting principles), is recognized in earnings during the current period.  The effectiveness of hedges using an option contract may be assessed based on changes in the option’s intrinsic value with the change in the time value of the contract being excluded from the assessment of hedge effectiveness.  Changes in the excluded component of the change in an option’s time value are included currently in earnings.  During each of the years ended December 31, 2011 and 2010, we reclassified losses of $255.3 million and $188.4 million, respectively, from “Accumulated other comprehensive income (loss)” into earnings.  No material amounts were reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transactions would no longer occur by the end of the originally specified time period or within an additional two-month period of time thereafter, but rather, the amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchase actually occurred).  The proceeds or payments resulting from the settlement of our cash flow hedges are reflected in the operating section of our statement of cash flows as changes to net income and working capital.

The “Accumulated other comprehensive income” balance included in our Partners’ Capital (exclusive of the portion included in “Noncontrolling interests”) was $3.3 million as of December 31, 2011.  As of December 31, 2010, we had an “Accumulated other comprehensive loss” balance of $186.4 million.  These totals included accumulated loss amounts of $40.9 million and $307.1 million, respectively, associated with energy commodity price risk management activities.  We expect to reclassify an approximate $45.0 million loss amount associated with energy commodity price risk management activities and included in our Partners’ Capital as of December 31, 2011 into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur), however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.  As of December 31, 2011, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2015.

As of December 31, 2011, we had entered into the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil	(20.9) million barrels
Natural gas fixed price	(11.4) billion cubic feet
Natural gas basis	(11.4) billion cubic feet
Derivatives not designated as hedging contracts
Natural gas basis	13.5 billion cubic feet

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

table of content

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

As of December 31, 2011, we had a combined notional principal amount of $5,325 million of fixed-to-variable interest rate swap agreements.  All of our swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of December 31, 2011, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

As of December 31, 2010, we had a combined notional principal amount of $4,775 million of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread.  In March 2011, we entered into four additional fixed-to-variable interest rate swap agreements having a combined notional principal amount of $500 million, effectively converting the interest expense associated with our 3.50% senior notes due March 1, 2016 from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread.  In August 2011, we (i) entered into two additional fixed-to-variable interest rate swap agreements having a combined notional principal amount of $250 million, effectively converting a portion of the interest expense associated with our 4.15% senior notes due March 1, 2022 from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread; and (ii) terminated two existing fixed-to-variable swap agreements having a combined notional principal amount of $200 million in two separate transactions.  We received combined proceeds of $73.0 million from the early termination of these two swap agreements.

Fair Value of Derivative Contracts

The fair values of our current and non-current asset and liability derivative contracts are each reported separately as “Fair value of derivative contracts” on our accompanying consolidated balance sheets.  The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets as of December 31, 2011 and 2010 (in millions):

table of content

Fair Value of Derivative Contracts

		Asset derivatives		Liability derivatives
		December 31,	December 31,	December 31,	December 31,
		2011	2010	2011	2010
	Balance sheet location	Fair value	Fair value	Fair value	Fair value
Derivatives designated as hedging contracts
Energy commodity derivative contracts	Current	$65.3	$20.1	$(116.3)	$(275.9)
	Non-current	39.4	43.1	(38.5)	(103.0)
Subtotal		104.7	63.2	(154.8)	(378.9)

Interest rate swap agreements	Current	3.0	-	-	-
	Non-current	592.5	217.6	-	(69.2)
Subtotal		595.5	217.6	-	(69.2)

Total		700.2	280.8	(154.8)	(448.1)

Derivatives not designated as hedging contracts
Energy commodity derivative contracts	Current	3.1	3.9	(4.5)	(5.6)
	Non-current	0.1	-	(0.2)	-
Total		3.2	3.9	(4.7)	(5.6)

Total derivatives		$703.4	$284.7	$(159.5)	$(453.7)
____________

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Value of interest rate swaps” on our accompanying consolidated balance sheets, which also includes any unamortized portion of proceeds received from the early termination of interest rate swap agreements.  As of December 31, 2011 and 2010, this unamortized premium totaled $483.4 million and $456.5 million, respectively, and as of December 31, 2011, the weighted average amortization period for this premium was approximately 17.8 years.

Effect of Derivative Contracts on the Income Statement

The following three tables summarize the impact of our derivative contracts on our accompanying consolidated statements of income for each of the years ended December 31, 2011 and 2010 (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivative(a)		Hedged items in fair value hedging relationships	Location of gain/(loss) recognized in income on related hedged item	Amount of gain/(loss) recognized in income on related hedged items(a)
		Year Ended December 31,				Year Ended December 31,
		2011	2010			2011	2010
Interest rate swap agreements	Interest, net – income/(expense)	$520.1	$302.0	Fixed rate debt	Interest, net – income/(expense)	$(520.1)	$(302.0)
Total		$520.1	$302.0	Total		$(520.1)	$(302.0)
____________

(a)
Amounts reflect the change in the fair value of interest rate swap agreements and the change in the fair value of the associated fixed rate debt which exactly offset each other as a result of no hedge ineffectiveness.

____________

table of content

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2011	2010		2011	2010		2011	2010
Energy commodity derivative contracts	$14.1	$(76.1)	Revenues-natural gas sales	$3.3	$8.2	Revenues-natural gas sales	$-	$-
			Revenues-product sales and other	(269.3)	(211.3)	Revenues-product sales and other	5.2	5.3
			Gas purchases and other costs of sales	10.7	14.7	Gas purchases and other costs of sales	-	-
Total	$14.1	$(76.1)	Total	$(255.3)	$(188.4)	Total	$5.2	$5.3
____________

Derivatives not designated as hedging contracts	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivative
		Year Ended December 31,
		2011	2010
Energy commodity derivative contracts	Gas purchases and other costs of sales	$(0.2)	$2.3
Total		$(0.2)	$2.3

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

The maximum potential exposure to credit losses on our derivative contracts as of December 31, 2011 was (in millions):

Asset position
Interest rate swap agreements	$595.5
Energy commodity derivative contracts	107.9
Gross exposure	703.4
Netting agreement impact	(62.4)
Net exposure	$641.0

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of December 31, 2011 and 2010, we had no outstanding letters of credit supporting our hedging of energy commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil.

table of content

As of December 31, 2011 and 2010, our counterparties associated with our energy commodity contract positions and over-the-counter swap agreements had margin deposits with us totaling $10.1 million and $2.4 million, respectively, and we reported these amounts within “Accrued other current liabilities” in our accompanying consolidated balance sheets.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring us to post additional collateral upon a decrease in our credit rating.  Based on contractual provisions as of December 31, 2011, we estimate that if our credit rating was downgraded, we would have the following additional collateral obligations (in millions):

Credit ratings downgraded (a)	Incremental obligations	Cumulative obligations(b)
One notch to BBB-/Baa3	$-	$-

Two notches to below BBB-/Baa3 (below investment grade)	$32.3	$32.3
_________

(a)
If there are split ratings among the independent credit rating agencies, most counterparties use the higher credit rating to determine our incremental collateral obligations, while the remaining use the lower credit rating.  Therefore, a two notch downgrade to below BBB-/Baa3 by one agency would not trigger the entire $32.3 million incremental obligation.

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

Fair Value of Derivative Contracts

The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts; and (ii) interest rate swap agreements as of December 31, 2011 and 2010, based on the three levels established by the Codification (in millions).  The fair value measurements in the tables below do not include cash margin deposits made by us or our counterparties, which would be reported within “Restricted deposits” and “Accrued other current liabilities,” respectively, in our accompanying consolidated balance sheets.

table of content

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2011
Energy commodity derivative contracts(a)	$107.9	$34.1	$47.0	$26.8
Interest rate swap agreements	$595.5	$-	$595.5	$-

As of December 31, 2010
Energy commodity derivative contracts(a)	$67.1	$-	$23.5	$43.6
Interest rate swap agreements	$217.6	$-	$217.6	$-
____________

	Liability fair value measurements using
	Total	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2011
Energy commodity derivative contracts(a)	$(159.5)	$(14.5)	$(124.9)	$(20.1)
Interest rate swap agreements	$-	$-	$-	$-

As of December 31, 2010
Energy commodity derivative contracts(a)	$(384.5)	$-	$(359.7)	$(24.8)
Interest rate swap agreements	$(69.2)	$-	$(69.2)	$-
____________

(a)
Level 1 consists primarily of NYMEX natural gas futures.  Level 2 consists primarily of OTC West Texas Intermediate swaps and OTC natural gas swaps that are settled on NYMEX.  Level 3 consists primarily of natural gas basis swaps and West Texas Intermediate options.

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for each of the years ended December 31, 2011 and 2010 (in millions):

Significant unobservable inputs (Level 3)

	Year Ended December 31,
	2011	2010
Derivatives-net asset (liability)
Beginning of period	$18.8	$13.0
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains or (losses):
Included in earnings	(2.3)	(1.2)
Included in other comprehensive income	(11.4)	2.9
Purchases	4.6	-
Issuances	-	-
Sales	-	-
Settlements	(3.0)	4.1
End of period	$6.7	$18.8

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$(1.7)	$(4.2)

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

The estimated fair value of our outstanding debt balance as of December 31, 2011 and 2010 (both short-term and long-term, but excluding the value of interest rate swaps), is disclosed below (in millions):

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
Total debt	$12,797.3	$14,237.5	$11,539.8	$12,443.4

15.  Reportable Segments

We divide our operations into five reportable business segments.  These segments and their principal source of revenues are as follows:

▪	Products Pipelines— the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids;

▪	Natural Gas Pipelines—the sale, transport, processing, treating, storage and gathering of natural gas;

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

table of content

Financial information by segment follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Revenues
Products Pipelines
Revenues from external customers	$914.0	$883.0	$826.6
Intersegment revenues	-	-	-
Natural Gas Pipelines
Revenues from external customers	4,265.1	4,416.5	3,806.9
Intersegment revenues	-	-	-
CO2
Revenues from external customers	1,416.2	1,245.7	1,035.7
Intersegment revenues	-	-	-
Terminals
Revenues from external customers	1,313.5	1,264.0	1,108.1
Intersegment revenues	1.1	1.1	0.9
Kinder Morgan Canada
Revenues from external customers	302.4	268.5	226.1
Intersegment revenues	-	-	-
Total segment revenues	8,212.3	8,078.8	7,004.3
Less: Total intersegment revenues	(1.1)	(1.1)	(0.9)
Total consolidated revenues	$8,211.2	$8,077.7	$7,003.4

Operating expenses(a)
Products Pipelines	$499.7	$414.6	$269.5
Natural Gas Pipelines	3,551.6	3,750.3	3,193.0
CO2	342.5	308.1	271.1
Terminals	634.0	629.2	536.8
Kinder Morgan Canada	97.7	91.6	72.5
Total segment operating expenses	5,125.5	5,193.8	4,342.9
Less: Total intersegment operating expenses	(1.1)	(1.1)	(0.9)
Total consolidated operating expenses	$5,124.4	$5,192.7	$4,342.0

Other expense (income)
Products Pipelines	$(10.0)	$4.2	$0.6
Natural Gas Pipelines	-	-	(7.8)
CO2	-	-	-
Terminals	(0.9)	(4.3)	(27.6)
Kinder Morgan Canada	-	-	-
Total consolidated Other expense (income)	$(10.9)	$(0.1)	$(34.8)

Depreciation, depletion and amortization
Products Pipelines	$105.2	$100.7	$94.1
Natural Gas Pipelines	161.4	124.2	93.4
CO2	437.2	452.9	487.9
Terminals	195.0	184.1	136.9
Kinder Morgan Canada	55.7	42.9	38.5
Total consol. depreciation, depletion and amortization	$954.5	$904.8	$850.8

Earnings from equity investments
Products Pipelines	$50.6	$33.1	$29.0
Natural Gas Pipelines	227.2	169.1	141.8
CO2	24.1	22.5	22.3
Terminals	11.2	1.7	0.7
Kinder Morgan Canada	(2.0)	(3.3)	(4.1)
Total consolidated equity earnings.	$311.1	$223.1	$189.7

table of content

Amortization of excess cost of equity investments
Products Pipelines	$3.7	$3.4	$3.4
Natural Gas Pipelines	1.0	0.4	0.4
CO2	2.0	2.0	2.0
Terminals	-	-	-
Kinder Morgan Canada	-	-	-
Total consol. amortization of excess cost of equity investments	$6.7	$5.8	$5.8

Interest income
Products Pipelines	$3.1	$4.0	$4.1
Natural Gas Pipelines	2.2	2.3	6.2
CO2	0.8	2.0	-
Terminals	0.1	-	-
Kinder Morgan Canada	13.8	13.2	12.0
Total segment interest income	20.0	21.5	22.3
Unallocated interest income	2.9	1.2	0.2
Total consolidated interest income	$22.9	$22.7	$22.5

Other, net-income (expense)
Products Pipelines	$5.1	$12.4	$8.3
Natural Gas Pipelines(b)	(164.6)	2.0	25.6
CO2	4.4	2.5	-
Terminals	5.4	4.7	3.7
Kinder Morgan Canada	-	2.6	11.9
Total consolidated other, net-income (expense)	$(149.7)	$24.2	$49.5

Income tax (expense) benefit
Products Pipelines	$(20.0)	$(9.2)	$(13.4)
Natural Gas Pipelines	(4.1)	(3.3)	(5.7)
CO2	(4.4)	0.9	(4.0)
Terminals	6.3	(5.3)	(5.2)
Kinder Morgan Canada	(14.9)	(7.8)	(18.9)
Total segment income tax benefit (expense)	(37.1)	(24.7)	(47.2)
Unallocated income tax benefit (expense)	(8.7)	(9.9)	(8.5)
Total consolidated income tax benefit (expense)	$(45.8)	$(34.6)	$(55.7)

Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(c)
Products Pipelines	$463.1	$504.5	$584.5
Natural Gas Pipelines	774.2	836.3	789.6
CO2	1,098.6	965.5	782.9
Terminals	704.5	641.3	599.0
Kinder Morgan Canada	201.6	181.6	154.5
Total segment earnings before DD&A	3,242.0	3,129.2	2,910.5
Total segment depreciation, depletion and amortization	(954.5)	(904.8)	(850.8)
Total segment amortization of excess cost of equity investments.	(6.7)	(5.8)	(5.8)
General and administrative expenses	(472.7)	(375.2)	(330.3)
Interest expense, net of unallocable interest income	(531.0)	(506.4)	(431.3)
Unallocable income tax expense	(8.7)	(9.9)	(8.5)
Total consolidated net income	$1,268.4	$1,327.1	$1,283.8

Capital expenditures(d)
Products Pipelines	$253.8	$144.2	$199.8
Natural Gas Pipelines	152.8	135.4	372.0
CO2	432.5	372.8	341.8
Terminals	332.7	326.3	378.2
Kinder Morgan Canada	27.7	22.2	32.0
Total consolidated capital expenditures	$1,199.5	$1,000.9	$1,323.8

table of content

Investments at December 31
Products Pipelines	$218.5	$215.6	$203.7
Natural Gas Pipelines	2,887.0	3,563.3	2,542.9
CO2	10.4	9.9	11.2
Terminals	164.0	27.4	18.7
Kinder Morgan Canada	66.3	69.8	68.7
Total consolidated investments	$3,346.2	$3,886.0	$2,845.2

Assets at December 31
Products Pipelines	$4,479.3	$4,369.1	$4,299.0
Natural Gas Pipelines	9,957.5	8,809.7	7,772.7
CO2	2,147.3	2,141.2	2,224.5
Terminals	4,428.3	4,138.6	3,636.6
Kinder Morgan Canada	1,826.7	1,870.0	1,797.7
Total segment assets	22,839.1	21,328.6	19,730.5
Corporate assets(e)	1,263.6	532.5	531.7
Total consolidated assets	$24,102.7	$21,861.1	$20,262.2
____________

(a)	Includes natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.
(b)	2011 amount includes a $167.2 million loss from the remeasurement of our previously held 50% equity interest in KinderHawk Field Services LLC to fair value (discussed further in Note 3).
(c)	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).
(d)
Sustaining capital expenditures, including our share of the sustaining capital expenditures of the following seven joint ventures: Rockies Express Pipeline LLC, Midcontinent Express Pipeline LLC, Fayetteville Express Pipeline LLC, Cypress Interstate Pipeline LLC, EagleHawk Field Services LLC, for 2011 only, Red Cedar Gathering Company, and until July 1, 2011, KinderHawk Field Services LLC totaled $212.1 million in 2011, $179.2 million in 2010 and $172.2 million in 2009.  Sustaining capital expenditures are defined as capital expenditures which do not increase the capacity of an asset.

(e)
Includes cash and cash equivalents; margin and restricted deposits; unallocable interest receivable, prepaid assets and deferred charges; and risk management assets related to the fair value of interest rate swaps.

We do not attribute interest and debt expense to any of our reportable business segments.  For each of the years ended December 31, 2011, 2010 and 2009, we reported total consolidated interest expense of $533.9 million, $507.6 million and $431.5 million, respectively.

Our total operating revenues are derived from a wide customer base. For each of the years ended December 31, 2011, 2010 and 2009, no revenues from transactions with a single external customer amounted to 10% or more of our total consolidated revenues.

Following is geographic information regarding the revenues and long-lived assets of our business segments (in millions):

	Year Ended December 31,
	2011	2010	2009
Revenues from external customers
United States	$7,781.2	$7,701.7	$6,680.5
Canada	411.5	356.5	301.9
Mexico and other(a)	18.5	19.5	21.0
Total consolidated revenues from external customers.	$8,211.2	$8,077.7	$7,003.4

table of content

Long-lived assets at December 31(b)	2011	2010	2009
United States	$17,858.5	$16,929.5	$15,556.6
Canada	1,843.4	1,908.5	1,813.6
Mexico and other(a)	76.0	86.4	89.1
Total consolidated long-lived assets	$19,777.9	$18,924.4	$17,459.3
____________

(a)	Includes operations in Mexico and until August 31, 2011, the Netherlands.
(b)	Long-lived assets exclude (i) goodwill; (ii) other intangibles, net; and (iii) long-term note receivables from related parties.

16.  Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings, including any material developments that occurred in such proceedings during 2011.  This note also contains a description of any material legal proceedings that were initiated against us during 2011, and a description of any material events occurring subsequent to December 31, 2011 but before the filing of this report.

In this note, we refer to our subsidiary SFPP, L.P. as SFPP; our subsidiary Calnev Pipe Line LLC as Calnev; Chevron Products Company as Chevron; BP West Coast Products, LLC as BP; ConocoPhillips Company as ConocoPhillips; Tesoro Refining and Marketing Company as Tesoro; Western Refining Company, L.P. as Western Refining; Navajo Refining Company, L.L.C. as Navajo; Holly Refining & Marketing Company LLC as Holly; ExxonMobil Oil Corporation as ExxonMobil; Valero Energy Corporation as Valero; Valero Marketing and Supply Company as Valero Marketing; Continental Airlines, Inc., Northwest Airlines, Inc., Southwest Airlines Co. and US Airways, Inc., collectively, as the Airlines; our subsidiary Kinder Morgan CO2 Company, L.P. (the successor to Shell CO2 Company, Ltd.) as Kinder Morgan CO2; the United States Court of Appeals for the District of Columbia Circuit as the D.C. Circuit; the Federal Energy Regulatory Commission as the FERC; the California Public Utilities Commission as the CPUC; the Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company) as UPRR; the American Railway Engineering and Maintenance-of-Way Association as AREMA; the Texas Commission of Environmental Quality as the TCEQ; The Premcor Refining Group, Inc. as Premcor; Port Arthur Coker Company as PACC; the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration as the PHMSA; the federal Comprehensive Environmental Response, Compensation and Liability Act as CERCLA; the United States Environmental Protection Agency as the U.S. EPA; the United States Environmental Protection Agency’s Suspension and Debarment Division as the U.S. EPA SDD; the New Jersey Department of Environmental Protection as the NJDEP; our subsidiary Kinder Morgan Bulk Terminals, Inc. as KMBT; our subsidiary Kinder Morgan Liquids Terminals LLC as KMLT; our subsidiary Kinder Morgan Interstate Gas Transmission LLC as KMIGT; Rockies Express Pipeline LLC as Rockies Express; and Plantation Pipe Line Company as Plantation.  “OR” dockets designate complaint proceedings, and “IS” dockets designate protest proceedings.

Federal Energy Regulatory Commission Proceedings

The tariffs and rates charged by SFPP and Calnev are subject to a number of ongoing proceedings at the FERC, including the shippers' complaints and protests regarding interstate rates on the pipeline systems listed below.  In general, these complaints and protests allege the rates and tariffs charged by SFPP and Calnev are not just and reasonable.  If the shippers are successful in proving their claims, they are entitled to seek reparations (which may reach up to two years prior to the filing of their complaints) or refunds of any excess rates paid, and SFPP and/or Calnev may be required to reduce their rates going forward.  These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts.

The issues involved in these proceedings include, among others: (i) whether certain of our rates are “grandfathered” under the Energy Policy Act of 1992, and therefore deemed to be just and reasonable; (ii) whether “substantially changed circumstances” have occurred with respect to any grandfathered rates such that those rates could be challenged; (iii) whether indexed rate increases are justified; and (iv) the appropriate level of return and income tax allowance we may include in our rates.

table of content

SFPP

The following FERC dockets are currently pending:

▪
FERC Docket No. IS08-390 (West Line Rates) (Opinion Nos. 511 and 511-A)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero Marketing, Chevron, the Airlines—Status: FERC order issued on December 16, 2011.  While the order made certain findings that were adverse to SFPP, it ruled in favor of SFPP on many significant issues.  SFPP made a compliance filing at the end of January 2012.  However, SFPP also filed a rehearing request on certain adverse rulings in the FERC order.  It is not possible to predict the outcome of the FERC review of the rehearing request or appellate review of this order;

▪
FERC Docket No. IS09-437 (East Line Rates)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero Marketing, Chevron, Western Refining, Navajo, Holly, and Southwest Airlines—Status: Initial decision issued on February 10, 2011.  A FERC administrative law judge generally made findings adverse to SFPP, found that East Line rates should have been lower, and recommended that SFPP pay refunds for alleged over-collections.  SFPP has filed a brief with the FERC taking exception to these and other portions of the initial decision.  The FERC will review the initial decision, and while the initial decision is inconsistent with a number of the issues ruled on in FERC’s Opinion Nos. 511 and 511-A, it is not possible to predict the outcome of FERC or appellate review;

▪
FERC Docket No. IS11-444 (2011 Index Rate Increases)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero Marketing, Chevron, the Airlines, Tesoro, Western Refining, Navajo, and Holly—Status:  SFPP withdrew all index rate increases except those that pertain to the West Line.  As to the West Line, the index rate increases are currently accepted and suspended, subject to refund, and the case is before a FERC hearing judge.  SFPP filed direct testimony in December 2011 and Supplemental Direct testimony in January 2012;

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

▪	FERC Docket No. OR12-1 (SFPP Index Ceiling Levels)—Complainant: Chevron—Status: Complaint was filed October 5, 2011. SFPP answered on October 26, 2011. Matter is currently pending before the FERC;

▪	FERC Docket No. OR12-2 (SFPP Index Ceiling Levels)—Complainant: Tesoro—Status: Complaint was filed October 5, 2011. SFPP answered on October 26, 2011. Matter is currently pending before the FERC; and

▪
FERC Docket No. OR12-3 (SFPP Index Ceiling Levels)—Complainant:  ConocoPhillips—Status:  Complaint was filed October 5, 2011.  SFPP answered on October 26, 2011.  Matter is currently pending before the FERC.

With respect to the SFPP proceedings above and the Calnev proceedings discussed below, we estimate that the shippers are seeking approximately $30.0 million in annual rate reductions and approximately $150.0 million in refunds.  However, applying the principles of Opinion Nos. 511 and 511-A, a full FERC decision on our West Line rates, to these cases would result in substantially lower rate reductions and refunds.  We do not expect refunds in these cases to have an impact on our distributions to our limited partners.

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

table of content

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

On May 26, 2011, the CPUC issued an order adopting the proposed decision, which would eliminate from SFPP’s transportation rates an allowance for income taxes on income generated by SFPP.  The order also calls for partial refund of rates charged to shippers that were previously deemed reasonable by the CPUC.  The order would only affect rates for SFPP’s intrastate pipeline service within the state of California and would have no effect on SFPP’s interstate rates, which do include such an allowance under orders of the FERC and opinions of the U.S. Court of Appeals for the District of Columbia.  SFPP has filed a request for rehearing by the CPUC of the May 26, 2011 order, which remains pending before the CPUC.

table of content

On June 22, 2011, a CPUC administrative law judge issued a proposed decision substantially reducing SFPP’s authorized cost of service, requiring SFPP’s prospective rates to be reduced to reflect the authorized cost of service, and ordering SFPP to pay refunds from May 24, 2007 to the present of revenues collected in excess of the authorized cost of service.  SFPP filed comments on the proposed decision on June 22, 2011, outlining what it believes to be errors in law and fact in the proposed decision, including the requirement that refunds be made from May 24, 2007.  By subsequent ruling of the administrative law judge, the referenced proposed decision has been withdrawn.  The ruling indicated that a revised proposed decision would be issued at an unspecified date, subject to comments from the parties and a request for oral argument before the full CPUC.

Based on our review of these CPUC proceedings and the shipper comments thereon, we estimate that the shippers are requesting approximately $375.0 million in reparation payments and approximately $30.0 million in annual rate reductions.  The actual amount of reparations will be determined through further proceedings at the CPUC and we believe that the appropriate application of the May 26, 2011 CPUC order and the June 22, 2011 administrative law decision will result in a considerably lower amount.  In addition, further procedural steps, including motions for rehearing and writ of review to California’s Court of Appeals, will be taken with respect to these decisions.  We do not expect any reparations that we would pay in these matters to have an impact on our distributions to our limited partners.

In September 2011, with respect to certain cases, we made refund payments of $18.4 million to various intrastate shippers pursuant to orders received from the CPUC.

Carbon Dioxide Litigation

Colorado Severance Tax Assessment

On September 16, 2009, the Colorado Department of Revenue issued three Notices of Deficiency to our subsidiary Kinder Morgan CO2.  The Notices of Deficiency assessed additional state severance tax against Kinder Morgan CO2 with respect to carbon dioxide produced from the McElmo Dome unit for tax years 2005, 2006, and 2007.  The total amount of tax assessed was $5.7 million, plus interest of $1.0 million, plus penalties of $1.7 million.  Kinder Morgan CO2 protested the Notices of Deficiency and paid the tax and interest under protest.  Kinder Morgan CO2 is now awaiting the Colorado Department of Revenue’s response to the protest.

Montezuma County, Colorado Property Tax Assessment

In November of 2009, the County Treasurer of Montezuma County, Colorado, issued to Kinder Morgan CO2, as operator of the McElmo Dome unit, retroactive tax bills for tax year 2008, in the amount of $2 million.  Of this amount, 37.2% is attributable to Kinder Morgan CO2’s interest.  The retroactive tax bills were based on the assertion that a portion of the actual value of the carbon dioxide produced from the McElmo Dome unit was omitted from the 2008 tax roll due to an alleged over statement of transportation and other expenses used to calculate the net taxable value. Kinder Morgan CO2 paid the retroactive tax bills under protest and filed petitions for a refund of the taxes paid under protest.  A hearing on our petition occurred on December 19, 2011 before the Montezuma County Board of County Commissioners, and we await the Board’s decision.

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

Commercial Litigation Matters

Union Pacific Railroad Company Easements

SFPP and UPRR are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten year period beginning January 1, 2004 (Union Pacific Railroad Company v. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004).  In February 2007, a trial began to determine the amount payable for easements on UPRR rights-of-way.  The trial has concluded.  In September 2011, the judge determined that the annual rent payable as of January 1, 2004 was $14.8 million, subject to annual consumer price index increases.  SFPP intends to appeal the judge’s determination, but if that determination is upheld, SFPP would owe approximately $73.9 million in back rent.  Accordingly, in 2011, we recorded a $69.7 million expense and increased our rights-of-way liability related to this legal matter.

table of content

SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right-of-way and the safety standards that govern relocations.  In July 2006, a trial before a judge regarding the circumstances under which SFPP must pay for relocations concluded, and the judge determined that SFPP must pay for any relocations resulting from any legitimate business purpose of the UPRR.  SFPP appealed this decision, and in December 2008, the appellate court affirmed the decision.  In addition, UPRR contends that SFPP must comply with the more expensive AREMA standards in determining when relocations are necessary and in completing relocations.  Each party is seeking declaratory relief with respect to its positions regarding the application of these standards with respect to relocations.  A trial occurred in the fourth quarter of 2011, with a verdict having been reached that SFPP was obligated to comply with AREMA standards in connection with a railroad project in Beaumont Hills, California.  SFPP is evaluating is post-trial and appellate options.

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

The Premcor Refining Group, Inc. v. Kinder Morgan Energy Partners, L.P. and Kinder Morgan Petcoke, L.P.; Arbitration in Houston, Texas

On August 12, 2010, Premcor filed a demand for arbitration against us and our subsidiary Kinder Morgan Petcoke, L.P., collectively referred to as Kinder Morgan, asserting claims for breach of contract.  Kinder Morgan performs certain petroleum coke handling operations at the Port Arthur, Texas refinery that is the subject of the claim.  The arbitration was administered by the American Arbitration Association in Dallas, Texas.  Premcor alleged that Kinder Morgan breached its contract with Premcor by failing to properly manage the water level in the pit of a coker unit at a refinery owned by Premcor, failing to name Premcor as an additional insured, and failing to indemnify Premcor for claims brought against Premcor by PACC.  PACC is a wholly owned subsidiary of Premcor.  PACC brought its claims against Premcor in a previous separate arbitration seeking to recover damages allegedly suffered by PACC when a pit wall of a coker unit collapsed at its refinery.  PACC obtained an arbitration award against Premcor in the amount of $50.3 million, plus post-judgment interest.  Premcor was seeking to hold Kinder Morgan liable for the award.  Premcor was also seeking to recover an additional $11.4 million of alleged losses and damages in excess of the amount it owes to PACC.  The final arbitration hearing concluded on October 3, 2011.  On October 21, 2011, we received the arbitrator’s findings of fact and rulings of law, which determined that Kinder Morgan has no liability for damages with respect to the claims asserted by PACC in the prior arbitration or by Premcor in the present arbitration.  The matter is now concluded.

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

On July 22, 2009, the British Columbia Ministry of Environment issued regulatory charges against the third-party contractor, the engineering consultant to the sewer line project, Kinder Morgan Canada Inc., and our subsidiary Trans Mountain L.P.  The British Columbia Ministry of Environment claims that the parties charged caused the release of crude oil, and in doing so were in violation of various sections of the Environmental, Fisheries and Migratory Bird Act.  On October 3, 2011, our subsidiary, Trans Mountain L.P., and each of the City of Burnaby’s contractor and engineering consultant agreed to enter a plea of guilty to one count of The Environmental Management Act.  Each party agreed to pay a $1,000 fine and will contribute approximately $0.1 million into a British Columbia environmental trust fund to be used for projects that benefit the environment and wildlife.  In addition, Trans Mountain agreed to donate $0.1 million to BC Common Ground Alliance to further develop and deliver education to contractors for working safely around pipelines.  The Court confirmed the decision on November 10, 2011.  All amounts have been paid, and all matters related to both the civil and regulatory action have been concluded.

Perth Amboy, New Jersey Tank Release

In May 2011, the PHMSA issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order, or NOPV, to KMLT.  The notice alleges violations of PHMSA’s regulations related to an October 28, 2009 tank release from our Perth Amboy, New Jersey liquids terminal.  No product left the company’s property, and additionally, there were no injuries, no impact to the adjacent community or public, and no fire as a result of the release.  The notice proposes a penalty of approximately $0.4 million.  KMLT is pursuing an administrative appeal of the NOPV.

Central Florida Pipeline Release, Tampa, Florida

On July 22, 2011, our subsidiary Central Florida Pipeline LLC reported a refined petroleum products release on a section of its 10-inch diameter pipeline near Tampa, Florida.  The pipeline carries jet fuel and diesel to Orlando and was carrying jet fuel at the time of the incident.  There was no fire and no injuries associated with the incident.  We immediately began clean up operations in coordination with federal, state and local agencies.  The cause of the incident is outside force damage.

General

Although no assurance can be given, we believe that we have meritorious defenses to the actions set forth in this note and, to the extent an assessment of the matter is reasonably possible, if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we believe that we have established an adequate reserve to cover potential liability.

Additionally, although it is not possible to predict the ultimate outcomes, we also believe, based on our experiences to date and the reserves we have established, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or distributions to limited partners.  As of December 31, 2011 and December 31, 2010, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $331.9 million and $169.8 million, respectively.  The reserve is primarily related to various claims from regulatory proceedings arising from our West Coast products pipeline transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates.  The overall change in the reserve from December 31, 2010 includes both payments of $81.4 million in 2011 (for interstate and California intrastate transportation rate settlements on our Pacific operations’ pipelines) that reduced the liability, and a $251.8 million decrease in earnings in 2011(largely associated with rate case liability adjustments that resulted in both increases in expense and decreases in revenues), which increased the liability.  We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

table of content

Environmental Matters

New Jersey Department of Environmental Protection v. Occidental Chemical Corporation, et al. (Defendants), Maxus Energy Corp. and Tierra Solutions, Inc. (Third Party Plaintiffs) v. 3M Company et al., Superior Court of New Jersey, Law Division – Essex County, Docket No. L-9868-05

The NJDEP sued Occidental Chemical and others under the New Jersey Spill Act for contamination in the Newark Bay Complex including numerous waterways and rivers.  Occidental et al. then brought in approximately 300 third party defendants for contribution.  NJDEP claimed damages related to forty years of discharges of TCDD (form of dioxin), DDT and “other hazardous substances.”  GATX Terminals Corporation (n/k/a/ KMLT) was brought in as a third party defendant because of the noted hazardous substances language and because the Carteret, New Jersey facility (former GATX Terminals facility) is located on the Arthur Kill River, one of the waterways included in the litigation.  This case was filed against third party defendants in 2009.  The Judge issued his trial plan for this case during the first quarter of 2011.  According to the trial plan, he allowed the State to file summary judgment motions against Occidental, Maxus and Tierra on liability issues immediately.  Numerous third party defendants filed motions to dismiss, which were denied, and now have filed interlocutory appeals from those motions.  KMLT is part of the third party defendant Joint Defense Group.  We have filed an Answer and initial disclosures.  The Judge put off trial of Maxus/Tierra’s claims against the third party defendants until April 2013 with damages to be tried in September 2013.

Portland Harbor Superfund Site, Willamette River, Portland, Oregon

In December 2000, the U.S. EPA sent out General Notice letters to potentially responsible parties including GATX Terminals Corporation (n/k/a KMLT).  At that time, GATX owned two liquids terminals along the lower reach of the Willamette River, an industrialized area known as Portland Harbor.  Portland Harbor is listed on the National Priorities List and is designated as a Superfund Site under CERCLA.  The major potentially responsible parties formed what is known as the Lower Willamette Group (LWG), of which KMLT is a non-voting member and pays a minimal fee to be part of the group.  The LWG agreed to conduct the Remedial Investigation and Feasibility Study leading to the proposed remedy for cleanup of the Portland Harbor site.  Once the U.S. EPA determines the cleanup remedy from the remedial investigations and feasibility studies conducted during the last decade at the site, it will issue a Record of Decision. Currently, KMLT and 90 other parties are involved in an allocation process to determine each party’s respective share of the cleanup costs.  This is a non-judicial allocation process.  We are participating in the allocation process on behalf of both KMLT and KMBT.  Each entity has two facilities located in Portland Harbor.  We expect the allocation to conclude in 2013 or 2014, depending upon when the U.S. EPA issues its Record of Decision.

Roosevelt Irrigation District v. Kinder Morgan G.P., Kinder Morgan Energy Partners, L.P. , U.S. District Court, Arizona

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

table of content

The City of Los Angeles v. Kinder Morgan Liquids Terminals, LLC, Shell Oil Company, Equilon Enterprises LLC;  California Superior Court, County of Los Angeles, Case No. NC041463

KMLT is a defendant in a lawsuit filed in 2005 alleging claims for environmental cleanup costs at the former Los Angeles Marine Terminal in the Port of Los Angeles.  The lawsuit was stayed beginning in 2009 and remains stayed through the end of 2011.  A hearing was held on December 13, 2010 to hear the City’s motion to remove the litigation stay.   At the hearing, the judge denied the motion to lift the stay without prejudice.  At the next case management conference held on June 13, 2011, the judge again continued the full litigation stay.  The Court continued the last case management conference until summer 2012. During the stay, the parties deemed responsible by the local regulatory agency have worked with that agency concerning the scope of the required cleanup and are now starting a sampling and testing program at the site. The local regulatory agency issued specific cleanup goals in early 2010, and two of those parties, including KMLT, have appealed those cleanup goals to the state water board.  The state water board has not yet taken any action with regard to our appeal petitions.

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

table of content

The Court issued a Case Management Order on January 6, 2011, setting dates for completion of discovery and setting a trial date. In April, 2011, the parties filed a joint stipulation to extend the discovery schedule by approximately 3 months. In December 2011, the parties again entered into a joint stipulation to extend the various schedules in the Court’s Case Management Order. Now, the parties must complete all fact discovery by March 23, 2012.  The parties participated in a  mandatory settlement conference in November 2, 2011 but did not make any headway in settling the case. The  trial is set for February 12, 2013.  We have been and will continue to aggressively defend this action.  This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board. We continue to be in compliance with this agency order as we conduct an extensive remediation effort at the City’s stadium property site.

Kinder Morgan, EPA Section 114 Information Request

On January 8, 2010, Kinder Morgan Inc., on behalf of Natural Gas Pipeline Company of America LLC, Horizon Pipeline Company and Rockies Express Pipeline LLC, received a Clean Air Act Section 114 information request from the U.S. EPA, Region V.  This information request requires that the three affiliated companies provide the U.S. EPA with air permit and various other information related to their natural gas pipeline compressor station operations located in Illinois, Indiana, and Ohio.  The affiliated companies have responded to the request and believe the relevant natural gas compressor station operations are in substantial compliance with applicable air quality laws and regulations.

Notice of Proposed Debarment

In April 2011, we received Notices of Proposed Debarment from the U.S. EPA SDD.  The Notices propose the debarment of us (along with four of our subsidiaries), Kinder Morgan, Inc., Kinder Morgan G.P., Inc., and Kinder Morgan Management, LLC, from participation in future federal contracting and assistance activities.  The Notices allege that certain of the respondents’ past environmental violations indicate a lack of present responsibility warranting debarment.  Our objective is to fully comply with all applicable legal requirements and to operate our assets in accordance with our processes, procedures and compliance plans.  We are performing better than industry averages in our incident rates and in our safety performance, all of which is publicly reported on our internet website.  We take environmental compliance very seriously, and look forward to demonstrating our present responsibility to the U.S. EPA SDD through this administrative process and we are engaged in discussions with the U.S. EPA SDD with the goal of resolving this matter in a cooperative fashion.  We do not anticipate that the resolution of this matter will have a material adverse impact on our business, financial position, results of operations or cash flows.

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

table of content

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows.  However, we are not able to reasonably estimate when the eventual settlements of these claims will occur, and changing circumstances could cause these matters to have a material adverse impact.  As of December 31, 2011, we have accrued an environmental reserve of $74.7 million, and we believe that these pending environmental matters will not have a material adverse impact on our business, financial position, results of operations or cash flows.  In addition, as of December 31, 2011, we have recorded a receivable of $5.3 million for expected cost recoveries that have been deemed probable.  As of December 31, 2010, our environmental reserve totaled $74.7 million and our estimated receivable for environmental cost recoveries totaled $8.6 million.  Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes; (ii) groundwater and land use near our sites; and (iii) changes in cleanup technology.

Other

We are a defendant in various lawsuits arising from the day-to-day operations of our businesses.  Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

17.  Regulatory Matters

The tariffs we charge for transportation on our interstate common carrier pipelines are subject to rate regulation by the FERC, under the Interstate Commerce Act.  The Interstate Commerce Act requires, among other things, that interstate petroleum products pipeline rates be just and reasonable and nondiscriminatory.  Pursuant to FERC Order No. 561, effective January 1, 1995, interstate petroleum products pipelines are able to change their rates within prescribed ceiling levels that are tied to an inflation index.  FERC Order No. 561-A, affirming and clarifying Order No. 561, expanded the circumstances under which interstate petroleum products pipelines may employ cost-of-service ratemaking in lieu of the indexing methodology, effective January 1, 1995.  For each of the years ended December 31, 2011, 2010 and 2009, the application of the indexing methodology did not significantly affect tariff rates on our interstate petroleum products pipelines.

Below is a brief description of our ongoing regulatory matters, including any material developments that occurred during 2011.

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

Trailblazer Pipeline Company LLC- Docket Nos. RP11-1939 and RP11-2168

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

table of content

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

Trailblazer and the active parties protesting this proceeding have been engaged in extensive settlement discussions that have resulted in settlement agreements and amendments to their negotiated rate agreements, which have been filed with the FERC.  In order to facilitate such discussions, Trailblazer filed motions to suspend the procedural schedule to allow the parties time to finalize their settlements, which were granted by the Chief Judge.  The FERC has issued orders accepting Trailblazer’s negotiated rate filings with the protesting parties.  On December 15, 2011, Trailblazer filed a motion to terminate the hearing procedure to resolve the issues raised in the proceeding and avoid the need for a hearing.  As part of its motion, Trailblazer proposed certain concessions, including foregoing recovery of the deferred account balance accumulated through May 6, 2012, reducing the EFAP rate effective January 1, 2011 to reflect removal of amounts in such account, and withdrawing the pending requests for rehearing in Docket Nos. RP11-1939-000 and RP11-2168-000.  On December 21, 2011, the administrative law judge issued an Initial Decision, stating that there are no issues in the case for him to decide in light of Trailblazer’s concessions and ordered that the FERC rule on the remainder of the motion to terminate the proceedings.  On December 29, 2011, given the non-opposition to the motion to terminate and the issuance of the Initial Decision, Trailblazer filed to reduce its EFAP from 8.69% to 4.78% effective January 1, 2012.  The motion to terminate is pending before the FERC.

Trailblazer Pipeline Company LLC – Docket No. RP11-2295-000

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

ASU No. 2011-04

On May 12, 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU amends U.S. generally accepted accounting principles (U.S. GAAP) and results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and international financial reporting standards (IFRS).  The amendments in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements; however, the amendment’s requirements do not extend the use of fair value accounting, and for many of the requirements, the FASB did not intend for the amendments to result in a change in the application of the requirements in the “Fair Value Measurement” Topic of the Codification.  Additionally, ASU No. 2011-04 includes some enhanced disclosure requirements, including an expansion of the information required for Level 3 fair value measurements.  For us, ASU No. 2011-04 was effective January 1, 2012, and the adoption of this ASU did not have a material impact on our consolidated financial statements.

ASU Nos. 2011-05 and 2011-12

On June 16, 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity (statement of partners’ capital for us).  An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.

ASU No. 2011-05 also requires reclassifications of items out of accumulated other comprehensive income to net income to be measured and presented by income statement line item in both the statement where net income is presented and the statement where other comprehensive income is presented.  However, on December 23, 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” to defer this new requirement.  For us, both ASU No. 2011-05 and ASU No. 2011-12 were effective January 1, 2012.  Since these ASUs pertain to presentation and disclosure requirements only, the adoption of these ASUs did not have a material impact on our consolidated financial statements.

ASU No. 2011-08

On September 15, 2011, the FASB issued ASU No. 2011-8, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.”  This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test prescribed by current accounting principles.  However, the quantitative impairment test is required if an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount.  An entity can choose to perform the qualitative assessment on none, some or all of its reporting units.  Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test, and then resume performing the qualitative assessment in any subsequent period.  For us, ASU No. 2011-8 was effective January 1, 2012, and the adoption of this ASU did not have a material impact on our consolidated financial statements.  Furthermore, we perform our annual goodwill impairment test on May 31 each year, and we do not expect the adoption of this ASU to have a material impact on our May 31, 2012 goodwill impairment test.

table of content

ASU No. 2011-09

On September 21, 2011, the FASB issued ASU No. 2011-9, “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan.”  The amendments in this ASU require that employers provide, on an annual basis, additional separate disclosures for all individually significant multiemployer pension plans and multiemployer other postretirement benefit plans.  The revisions do not change the current recognition and measurement guidance for an employer’s participation in a multiemployer plan.  For us, ASU No. 2011-9 was effective December 31, 2011; however, because we consider our overall multi-employer pension plan liability exposure and multi-employer pension plan contributions to be minimal in relation to the value of our total consolidated assets and net income (and not material to our consolidated financial statements), the adoption of this ASU did not have a material impact on our consolidated financial statements.

ASU No. 2011-11

On December 16, 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.”  This ASU requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS.  The disclosure requirements of this ASU mandate that entities disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an enforceable master netting arrangement or similar agreement.  ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements.  The scope of this ASU includes derivative contracts, repurchase agreements, and securities borrowing and lending arrangements.  Entities are required to apply the amendments of ASU No. 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  All disclosures provided by those amendments are required to be provided retrospectively for all comparative periods presented.  We are currently reviewing the effect of ASU No. 2011-11.

19.  Quarterly Financial Data (Unaudited)

	Operating Revenues	Operating Income	Net Income	Limited Partners’ Net Income (Loss) per Unit
	(In millions, except per unit amounts)
2011
First Quarter(a)	$1,992.8	$409.1	$340.9	$0.18
Second Quarter(b)	2,019.3	290.2	231.9	(0.19)
Third Quarter(c)	2,195.1	448.9	216.3	(0.25)
Fourth Quarter	2,004.0	522.3	479.3	0.51
2010
First Quarter(d)	$2,129.6	$287.9	$227.4	$(0.08)
Second Quarter	1,961.5	443.6	365.1	0.88
Third Quarter	2,060.0	407.3	322.4	0.17
Fourth Quarter	1,926.6	466.3	412.2	0.42
____________

(a)
First quarter 2011 includes an $87.1 million increase in expense allocated to us from KMI and associated with a one-time special cash bonus payment paid to non-senior management employees in May 2011; however, we do not have any obligation, nor did we pay any amounts related to this expense.

(b)	Second quarter 2011 includes a $165.0 million increase in expense associated with rate case liability adjustments.
(c)
Third quarter 2011 includes a $167.2 million loss from the remeasurement of our previously held 50% equity interest in KinderHawk Field Services LLC to fair value, and a $69.3 million increase in expense primarily associated with rights-of-way lease payment liability adjustments.

(d)	First quarter 2010 includes a $158.0 million increase in expense associated with rate case liability adjustments.

table of content

20.  Supplemental Information on Oil and Gas Producing Activities (Unaudited)

Operating statistics from our oil and gas producing activities for each of the years 2011, 2010 and 2009 are shown in the following table:

Results of Operations for Oil and Gas Producing Activities – Unit Prices and Costs

	Year Ended December 31,
	2011	2010	2009
Consolidated Companies(a)
Production costs per barrel of oil equivalent(b)(c)(d)	$15.37	$12.58	$11.44
Crude oil production (MBbl/d)	34.2	35.5	37.4
SACROC crude oil production (MBbl/d)	23.8	24.3	25.1
Yates crude oil production (MBbl/d)	9.6	10.7	11.8

Natural gas liquids production (MBbl/d)(d)	3.5	5.8	5.4
Natural gas liquids production from gas plants(MBbl/d)(e)	5.0	4.2	4.0
Total natural gas liquids production(MBbl/d)	8.5	10.0	9.4
SACROC natural gas liquids production (MBbl/d)(d)	3.3	5.5	5.3
Yates natural gas liquids production (MBbl/d)(d)	0.2	0.2	0.1

Natural gas production (MMcf/d)(d)(f)	1.5	1.4	0.9
Natural gas production from gas plants(MMcf/d)(e)(f)	0.5	1.9	0.7
Total natural gas production(MMcf/d)(f)	2.0	3.3	1.6
Yates natural gas production (MMcf/d)(d)(f)	1.4	1.3	0.8

Average sales prices including hedge gains/losses:
Crude oil price per Bbl(g)	$69.73	$59.96	$49.55
Natural gas liquids price per Bbl(g)	$65.65	$50.34	$37.70
Natural gas price per Mcf(h)	$3.86	$4.08	$3.45
Total natural gas liquids price per Bbl(e)	$65.61	$51.03	$37.96
Total natural gas price per Mcf(e)	$3.76	$4.10	$3.53
Average sales prices excluding hedge gains/losses:
Crude oil price per Bbl(g)	$92.61	$76.93	$59.03
Natural gas liquids price per Bbl(g)	$65.65	$50.34	$37.70
Natural gas price per Mcf(h)	$3.86	$4.08	$3.45
____________

(a)	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.
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

table of content

The following three tables provide supplemental information on oil and gas producing activities, including (i) capitalized costs related to oil and gas producing activities; (ii) costs incurred for the acquisition of oil and gas producing properties and for exploration and development activities; and (iii) the results of operations from oil and gas producing activities.

Our capitalized costs consisted of the following (in millions):

Capitalized Costs Related to Oil and Gas Producing Activities

	As of December 31,
	2011	2010	2009
Consolidated Companies(a)
Wells and equipment, facilities and other	$3,103.6	$2,676.8	$2,428.6
Leasehold	352.3	352.3	352.6
Total proved oil and gas properties	3,455.9	3,029.1	2,781.2
Unproved property(b)	34.3	88.3	10.2
Accumulated depreciation and depletion	(2,288.0)	(1,901.0)	(1,501.1)
Net capitalized costs	$1,202.2	$1,216.4	$1,290.3
____________

(a)	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries. Includes capitalized asset retirement costs and associated accumulated depreciation.
(b)	The unproved amounts consist of capitalized costs related to the Katz Unit, which is in the initial stages of the carbon dioxide flooding operation.

For each of the years 2011, 2010 and 2009, our costs incurred for property acquisition, exploration and development were as follows (in millions):

Costs Incurred in Exploration, Property Acquisitions and Development

	Year Ended December 31,
	2011	2010	2009
Consolidated Companies(a)
Property acquisitions - proved oil and gas properties	$-	$-	$5.3
Development	372.8	326.0	330.3
____________

(a)
Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.  During 2011, we spent $89.0 million on development costs related to the Katz field unit, which was in the initial stages of the carbon dioxide flooding operation.  As of December 31, 2011, capitalized costs related to unproved property for the Katz unit was $34.3 million.  No exploration costs were incurred for the periods reported.

Our results of operations from oil and gas producing activities for each of the years 2011, 2010 and 2009 are shown in the following table (in millions):

Results of Operations for Oil and Gas Producing Activities

	Year Ended December 31,
	2011	2010	2009
Consolidated Companies(a)
Revenues(b)	$993.0	$903.2	$767.0
Expenses:
Production costs	245.8	229.5	188.8
Other operating expenses(c)	79.5	62.7	53.3
Depreciation, depletion and amortization expenses	394.1	406.3	441.4
Total expenses	719.4	698.5	683.5
Results of operations for oil and gas producing activities	$273.6	$204.7	$83.5
____________

table of content

(a)	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.
(b)	Revenues include losses attributable to our hedging contracts of $285.2 million, $219.9 million and $129.5 million for each of the years ended December 31, 2011, 2010 and 2009, respectively.
(c)	Consists primarily of carbon dioxide expense.

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

The reserves estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies.  NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.  Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Derek Newton and Mr. Mike Norton.  Mr. Newton has been practicing consulting petroleum engineering at NSAI since 1997.  Mr. Newton is a Licensed Professional Engineer in the State of Texas (No. 97689) and has over 26 years of practical experience in petroleum engineering, with over 14 years experience in the estimation and evaluation of reserves.  He graduated from University College, Cardiff, Wales, in 1983 with a Bachelor of Science Degree in Mechanical Engineering and from Strathclyde University, Scotland, in 1986 with a Master of Science Degree in Petroleum Engineering.  Mr. Norton has been practicing consulting petroleum geology at NSAI since 1989.  Mr. Norton is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 441) and has over 30 years of practical experience in petroleum geosciences, with over 22 years experience in the estimation and evaluation of reserves.  He graduated from Texas A&M University in 1978 with a Bachelor of Science Degree in Geology.  Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

▪
we review our reported proved reserves at each year-end, and at each year-end, our CO2 business segment managers and our Vice President (President, CO2) review all significant reserves changes and all new proved developed and undeveloped reserves additions; and

▪	our CO2 business segment reports independently of our four remaining reportable business segments.

table of content

For more information on our controls and procedures, see Item 9A “Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

During 2011, production from the fields totaled 12.5 million barrels of crude oil and 1.3 million barrels of natural gas liquids.  For 2011, we incurred $372.8 million in capital costs, and in prior years, we incurred $43.6 million in capital costs related to the Katz field unit.  Combined, these capital investments resulted in the development of 7.3 million barrels of crude oil and 0.9 million barrels of natural gas liquids and their transfer from the proved undeveloped category to the proved developed category.  We also developed 3.0 million barrels of crude oil and 0.0 million barrels of natural gas liquids reserves with the development of the Katz (Strawn) unit CO2 flood where the produced gas containing natural gas liquids is injected with the CO2.  The reclassifications from proved undeveloped to proved developed reserves reflect the transfer of 26.2% of crude oil and 35.2% of natural gas liquids from the proved undeveloped reserves reported as of December 31, 2010 to the proved developed classification of reserves reported as of December 31, 2011. The developed reserves for the Katz (Strawn) unit CO2 flood represent 5.4% of of proved developed reserves.

Also during 2011, previous estimates of proved developed reserves were revised upwards by 1.4 million barrels of crude oil and 0.0 million barrels of natural gas liquids, and proved undeveloped reserves were revised upward by 3.3 million barrels of crude oil and 0.6 million barrels of natural gas liquids.    These revisions are attributed to utilizing a higher prescribed oil price basis ($92.71 per barrel for year end 2011 versus $75.96 per barrel for year end 2010) and higher projected CO2 flood recoveries resulting from updated performance at SACROC used to calculate reserves.  All natural gas reserves are associated with crude oil production and are not impacted by gas pricing.

table of content

These revisions to our previous estimates, as well as the transfer of proved undeveloped reservers to the proved developed category as discussed above, resulted in the percentage of proved undeveloped reserves decreasing from 33.9% at year end 2010 to 31.0% at year end 2011.  After giving effect to production and revisions to previous estimates during 2011, total proved reserves of crude oil decreased by 4.7 million barrels and total proved reserves of natural gas liquids decreased by 0.7 million barrels.

As of December 31, 2011, we had 55.7 million barrels of crude oil and 1.8 million barrels of natural gas liquids classified as proved developed reserves.  Also, as of year end 2011, we had 23.8 million barrels of crude oil and 2.3 million barrels of natural gas liquids classified as proved undeveloped reserves.  Total proved reserves as of December 31, 2011, were 79.4 million barrels of crude oil and 4.1 million barrels of natural gas liquids.  We currently expect that the proved undeveloped reserves we report as of December 31, 2011 will be developed within the next five years.

During 2011, we filed estimates of our oil and gas reserves for the year 2010 with the Energy Information Administration of the U. S. Department of Energy on Form EIA-23.  The data on Form EIA-23 was presented on a different basis, and included 100% of the oil and gas volumes from our operated properties only, regardless of our net interest.  The difference between the oil and gas reserves reported on Form EIA-23 and those reported in this Note exceeds 5%.

The following Reserve Quantity Information table discloses estimates, as of December 31, 2011, of proved crude oil, natural gas liquids and natural gas reserves, prepared by Netherland, Sewell and Associates, Inc. (independent oil and gas consultants), of Kinder Morgan CO2 Company, L.P. and its consolidated subsidiaries’ interests in oil and gas properties, all of which are located in the state of Texas.  This data has been prepared using current prices and costs, as discussed above, and the estimates of reserves and future revenues in this Note conform to the guidelines of the U.S. Securities and Exchange Commission (SEC).

Reserve Quantity Information

	Consolidated Companies(a)
	Crude Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)(b)
Proved developed and undeveloped reserves:
As of December 31, 2008	78,579	6,860	1,274
Revisions of previous estimates(c)	15,900	1,018	(293)
Production	(13,688)	(1,995)	(298)
Purchases of reserves in place	53	37	15
As of December 31, 2009	80,844	5,920	698
Revisions of previous estimates(d)	16,294	1,059	2,923
Production	(12,962)	(2,116)	(523)
As of December 31, 2010	84,176	4,863	3,098
Revisions of previous estimates(e)	4,719	567	687
Improved recovery(f)	3,018	-	-
Production	(12,466)	(1,285)	(544)
As of December 31, 2011	79,447	4,145	3,241

Proved developed reserves:
As of December 31, 2009	47,058	2,665	698
As of December 31, 2010	56,423	2,221	3,098
As of December 31, 2011	55,652	1,823	3,241

Proved undeveloped reserves:
As of December 31, 2009	33,786	3,255	-
As of December 31, 2010	27,753	2,642	-
As of December 31, 2011	23,795	2,322	-
____________

table of content

(a)	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.
(b)	Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees fahrenheit.
(c)	Predominantly due to higher product prices resulting in an expanded economic carbon dioxide project area.
(d)	Predominantly due to higher product prices used to determine reserve volumes and the change in methodology discussed above.
(e)	Predominantly due to higher product prices used to determine reserve volumes.
(f)	Represents volumes added with the development of the Katz (Strawn) unit carbon dioxide flood.

The standardized measure of discounted cash flows and summary of the changes in the standardized measure computation from year-to-year are prepared in accordance  with the “Extractive Activities—Oil and Gas” Topic of the Codification.  The assumptions that underly the computation of the standardized measure of discounted cash flows, presented in the table below, may be summarized as follows:

▪	the standardized measure includes our estimate of proved crude oil, natural gas liquids and natural gas reserves and projected future production volumes based upon year-end economic conditions;

▪	pricing is applied based upon the 12 month unweighted arithmetic average of the first day of the month price for the year;

▪	future development and production costs are determined based upon actual cost at year-end;

▪	the standardized measure includes projections of future abandonment costs based upon actual costs at year-end; and

▪	a discount factor of 10% per year is applied annually to the future net cash flows.

Our standardized measure of discounted future net cash flows from proved reserves were as follows (in millions):

Standardized Measure of Discounted Future Net Cash Flows From
Proved Oil and Gas Reserves

	As of December 31,
	2011	2010	2009
Consolidated Companies(a)
Future cash inflows from production	$7,648.1	$6,665.8	$4,898.0
Future production costs	(2,806.5)	(2,387.9)	(1,951.5)
Future development costs(b)	(1,443.0)	(1,433.7)	(1,179.7)
Undiscounted future net cash flows	3,398.6	2,844.2	1,766.8
10% annual discount	(1,204.6)	(946.6)	(503.5)
Standardized measure of discounted future net cash flows	$2,194.0	$1,897.6	$1,263.3
____________

(a)	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.
(b)	Includes abandonment costs.

The following table represents our estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in millions):

table of content

Changes in the Standardized Measure of Discounted Future Net Cash Flows From
Proved Oil and Gas Reserves

	As of December 31,
	2011	2010	2009
Consolidated Companies(a)
Present value as of January 1	$1,897.6	$1,263.3	$658.4
Changes during the year:
Revenues less production and other costs(b)	(949.5)	(828.2)	(652.7)
Net changes in prices, production and other costs(b)	696.9	890.0	915.7
Development costs incurred	416.4	248.0	330.3
Net changes in future development costs	(316.7)	(296.6)	(445.4)
Improved recovery	10.2	-	-
Revisions of previous quantity estimates(c)	257.1	494.2	391.1
Accretion of discount	182.0	126.9	65.9
Net change for the year	296.4	634.3	604.9
Present value as of December 31	$2,194.0	$1,897.6	$1,263.3
____________

(a)	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.
(b)	Excludes the effect of losses attributable to our hedging contracts of $285.2 million, $219.9 million and $129.5 million for each of the years ended December 31, 2011, 2010 and 2009, respectively.
(c)
2011 revisions were primarily due to higher product prices used to determine reserve volumes and the addition of the Katz (Strawn) carbon dioxide flood.  2010 revisions were primarily due to higher product prices used to determine reserve volumes and the change in methodology discussed above.  2009 revisions were primarily due to higher product prices resulting in an expanded economic carbon dioxide project area.

table of content

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

Date: February 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIMBERLY A. DANG	Vice President and Chief Financial	February 17, 2012
Kimberly A. Dang	Officer of Kinder Morgan Management,
LLC, Delegate of Kinder Morgan G.P., Inc. (principal financial officer and principal accounting officer)

/s/ RICHARD D. KINDER	Chairman of the Board and Chief	February 17, 2012
Richard D. Kinder	Executive Officer of Kinder Morgan
Management, LLC, Delegate of Kinder Morgan G.P., Inc. (principal executive officer)

/s/ TED A. GARDNER	Director of Kinder Morgan	February 17, 2012
Ted A. Gardner	Management, LLC, Delegate of
Kinder Morgan G.P., Inc.

/s/ GARY L. HULTQUIST	Director of Kinder Morgan	February 17, 2012
Gary L. Hultquist	Management, LLC, Delegate of
Kinder Morgan G.P., Inc.

/s/ PERRY M. WAUGHTAL	Director of Kinder Morgan	February 17, 2012
Perry M. Waughtal	Management, LLC, Delegate of
Kinder Morgan G.P., Inc.

/s/ C. PARK SHAPER	Director and President of	February 17, 2012
C. Park Shaper	Kinder Morgan Management, LLC,
Delegate of Kinder Morgan G.P., Inc.

table of content