Form 10-Q
period 2012-09-30
KINDER MORGAN ENERGY PARTNERS L P
filed 2012-10-29
CIK 888228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
F O R M 10‑Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [X] Accelerated filer [   ] Non-accelerated filer [   ] (Do not check if a smaller reporting company) Smaller reporting company [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]
The Registrant had 246,381,091 common units outstanding as of October 29, 2012.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Millions Except Per Unit Amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Natural gas sales	$675	$925	$1,756	$2,575
Services	989	737	2,585	2,190
Product sales and other	669	449	1,791	1,201
Total Revenues	2,333	2,111	6,132	5,966

Operating Costs, Expenses and Other
Gas purchases and other costs of sales	828	914	2,036	2,550
Operations and maintenance	429	399	1,094	1,163
Depreciation, depletion and amortization	292	247	796	685
General and administrative	131	100	379	387
Taxes, other than income taxes	63	37	169	133
Other expense (income)	(8)	(1)	(28)	(15)
Total Operating Costs, Expenses and Other	1,735	1,696	4,446	4,903

Operating Income	598	415	1,686	1,063

Other Income (Expense)
Earnings from equity investments	100	52	225	155
Amortization of excess cost of equity investments	(1)	(2)	(5)	(5)
Interest expense	(184)	(134)	(480)	(396)
Interest income	8	6	19	16
Loss on remeasurement of previously held equity interest in KinderHawk to fair value (Note 2)	—	(167)	—	(167)
Other, net	4	3	14	11
Total Other Income (Expense)	(73)	(242)	(227)	(386)

Income from Continuing Operations Before Income Taxes	525	173	1,459	677

Income Tax (Expense) Benefit	(11)	(12)	(40)	(33)

Income from Continuing Operations	514	161	1,419	644

Discontinued Operations (Note 2)
Income from operations of FTC Natural Gas Pipelines disposal group	47	55	145	145
Loss from costs to sell and the remeasurement of FTC Natural Gas Pipelines disposal group to fair value	(178)	—	(827)	—
Income (Loss) from Discontinued Operations	(131)	55	(682)	145

Net Income	383	216	737	789

Net Income Attributable to Noncontrolling Interests	(4)	(1)	(12)	(6)

Net Income Attributable to Kinder Morgan Energy Partners, L.P.	$379	$215	$725	$783

Calculation of Limited Partners’ Interest in Net Loss
Attributable to Kinder Morgan Energy Partners, L.P.:
Income from Continuing Operations	$509	$161	$1,400	$640
Less: Pre-acquisition income from operations of drop-down asset group allocated to General Partner (Note 2)	(36)	—	(23)	—
Less: General Partner’s remaining Interest	(367)	(298)	(1,024)	(870)
Limited Partners’ Interest	106	(137)	353	(230)
Add: Limited Partners’ Interest in Discontinued Operations	(128)	54	(668)	142
Limited Partners’ Interest in Net Loss	$(22)	$(83)	$(315)	$(88)

Limited Partners’ Net Income (Loss) per Unit:
Income (Loss) from Continuing Operations	$0.30	$(0.41)	$1.02	$(0.71)
Income (Loss) from Discontinued Operations	(0.36)	0.16	(1.93)	0.44
Net Loss	$(0.06)	$(0.25)	$(0.91)	$(0.27)

Weighted Average Number of Units Used in Computation of Limited Partners’ Net Income (Loss) per Unit	356	331	345	323

Per Unit Cash Distribution Declared	$1.26	$1.16	$3.69	$3.45

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$383	$216	$737	$789

Other Comprehensive Income (Loss):
Change in fair value of derivatives utilized for hedging purposes	(90)	387	99	289
Reclassification of change in fair value of derivatives to net income	(10)	49	10	189
Foreign currency translation adjustments	70	(163)	68	(102)
Adjustments to pension and other postretirement benefit plan liabilities, net of tax	—	—	—	(13)
Total Other Comprehensive Income (Loss)	(30)	273	177	363

Comprehensive Income	353	489	914	1,152
Comprehensive Income Attributable to Noncontrolling Interests	(4)	(5)	(14)	(10)
Comprehensive Income Attributable to Kinder Morgan Energy Partners, L.P.	$349	$484	$900	$1,142

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Millions)

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$532	$409
Restricted deposits	6	—
Accounts, notes and interest receivable, net	956	884
Inventories	241	110
Gas in underground storage	56	62
Fair value of derivative contracts	59	72
Assets held for sale	1,859	—
Other current assets	59	39
Total Current assets	3,768	1,576

Property, plant and equipment, net	19,326	15,596
Investments	3,070	3,346
Notes receivable	168	165
Goodwill	4,605	1,436
Other intangibles, net	1,115	1,152
Fair value of derivative contracts	705	632
Deferred charges and other assets	836	200
Total Assets	$33,593	$24,103
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current portion of debt	$2,697	$1,638
Cash book overdrafts	63	21
Accounts payable	849	706
Accrued interest	149	259
Accrued taxes	140	38
Deferred revenues	97	100
Fair value of derivative contracts	41	121
Accrued other current liabilities	526	236
Total Current liabilities	4,562	3,119

Long-term liabilities and deferred credits
Long-term debt
Outstanding	15,217	11,183
Debt fair value adjustments	1,530	1,055
Total Long-term debt	16,747	12,238
Deferred income taxes	262	250
Fair value of derivative contracts	15	39
Other long-term liabilities and deferred credits	950	853
Total Long-term liabilities and deferred credits	17,974	13,380

Total Liabilities	22,536	16,499
Commitments and contingencies (Notes 4 and 10)
Partners’ Capital
Common units	4,360	4,347
Class B units	18	42
i-units	3,492	2,857
General partner	2,856	259
Accumulated other comprehensive income	178	3
Total Kinder Morgan Energy Partners, L.P. Partners’ Capital	10,904	7,508
Noncontrolling interests	153	96
Total Partners’ Capital	11,057	7,604
Total Liabilities and Partners’ Capital	$33,593	$24,103
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions) (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net Income	$737	$789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	803	705
Amortization of excess cost of equity investments	5	5
Loss from costs to sell and the remeasurement of FTC Natural Gas Pipelines disposal group to fair value (Note 2)	827	—
Loss on remeasurement of previously held interest in Kinderhawk to fair value (Note 2)	—	167
Noncash compensation expense allocated from parent (Note 9)	—	90
Earnings from equity investments	(289)	(214)
Distributions from equity investments	277	201
Proceeds from termination of interest rate swap agreements	53	73
Changes in components of working capital:
Accounts receivable	(40)	28
Inventories	(98)	9
Other current assets	13	(2)
Accounts payable	41	(9)
Cash book overdrafts	42	9
Accrued interest	(138)	(143)
Accrued taxes	74	47
Accrued liabilities	49	(2)
Rate reparations, refunds and other litigation reserve adjustments	(42)	161
Other, net	—	70
Net Cash Provided by Operating Activities	2,314	1,984

Cash Flows From Investing Activities
Payment to KMI for drop-down asset group, net of cash acquired (Note 2)	(3,482)	—
Acquisitions of assets and investments	(72)	(945)
Repayments from related party	42	29
Capital expenditures	(1,273)	(838)
Sale or casualty of property, plant and equipment, and other net assets net of removal costs	36	29
(Investments in) Net proceeds from margin and restricted deposits	(16)	56
Contributions to equity investments	(155)	(297)
Distributions from equity investments in excess of cumulative earnings	120	165
Refined products, natural gas liquids and transmix line-fill	14	3
Other, net	—	1
Net Cash Used in Investing Activities	(4,786)	(1,797)

Cash Flows From Financing Activities
Issuance of debt	8,378	6,356
Payment of debt	(5,074)	(5,538)
Debt issue costs	(16)	(17)
Proceeds from issuance of i-units	727	—
Proceeds from issuance of common units	387	813
Contributions from noncontrolling interests	40	15
Distributions to partners and noncontrolling interests:
Common units	(847)	(762)
Class B units	(19)	(18)
General Partner	(970)	(859)
Noncontrolling interests	(23)	(20)
Other, net	(1)	—
Net Cash Provided by (Used in) Financing Activities	2,582	(30)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	13	(15)

Net increase in Cash and Cash Equivalents	123	142
Cash and Cash Equivalents, beginning of period	409	129
Cash and Cash Equivalents, end of period	$532	$271

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In Millions) (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Noncash Investing and Financing Activities
Net assets acquired by the transfer of the drop-down asset group	$6,371	$—
Assets acquired or liabilities settled by the issuance of common units	$686	$24
Assets acquired by the assumption or incurrence of liabilities	$—	$180
Contribution of net assets to investments	$—	$8
Sale of investment ownership interest in exchange for note	$—	$4

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$586	$510
Cash paid during the period for income taxes	$16	$9

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
Organization
Kinder Morgan Energy Partners, L.P. is a leading pipeline transportation and energy storage company in North America, and unless the context requires otherwise, references to “we,” “us,” “our,” “KMP” or the “Partnership” are intended to mean Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries. We own an interest in or operate approximately 53,000 miles of pipelines and 180 terminals, and conduct our business through five reportable business segments (described further in Note 8). Our pipelines transport natural gas, refined petroleum products, crude oil, carbon dioxide and other products, and our terminals store petroleum products and chemicals, and handle such products as ethanol, coal, petroleum coke and steel. We are also the leading producer and transporter of carbon dioxide, commonly called CO2, for enhanced oil recovery projects in North America. Our general partner is owned by Kinder Morgan, Inc., as discussed below.
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
On February 29, 2012, Kinder Morgan Kansas, Inc., a Kansas corporation, merged with and into its parent, Kinder Morgan Holdco DE Inc., a Delaware corporation and a wholly-owned subsidiary of KMI. Immediately following this merger, Kinder Morgan Holdco DE Inc. (the surviving legal entity from the merger) then merged with and into its parent KMI. KMI’s common stock trades on the New York Stock Exchange under the symbol “KMI.” As of September 30, 2012, KMI and its consolidated subsidiaries owned, through KMI’s general and limited partner interests in us and its ownership of shares issued by its subsidiary Kinder Morgan Management, LLC (discussed following), an approximate 13% interest in us.
On May 25, 2012, KMI acquired all of the outstanding shares of El Paso Corporation (referred to as EP in this report) in a transaction that created one of the largest energy companies in the United States.
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
Prior to KMI’s announcement, we included the assets we are required to sell pursuant to the FTC's order in our Natural Gas Pipelines business segment. Because this combined group of assets, including our equity investment in Rockies Express, has its own operations and cash flows, we now report this FTC Natural Gas Pipelines disposal group as a business held for sale. We expect to complete the sale of our FTC Natural Gas Pipelines disposal group in November 2012. For more information about this planned divestiture, see both “—Basis of Presentation” below and Note 2 "Acquisitions and Discontinued Operations—FTC Natural Gas Pipelines Disposal Group - Discontinued Operations."
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
Following KMI’s March 15, 2012 announcement of its intention to sell the assets that comprise our FTC Natural Gas Pipelines disposal group (described above in “—Kinder Morgan, Inc. and Kinder Morgan G.P., Inc.”), we accounted for the disposal group as discontinued operations in accordance with the provisions of the “Presentation of Financial Statements—Discontinued Operations” Topic of the Codification. Accordingly, we (i) reclassified and excluded the FTC Natural Gas Pipelines disposal group’s results of operations from our results of continuing operations and reported the disposal group’s results of operations separately as “Income from operations of FTC Natural Gas Pipelines disposal group” within the discontinued operations section of our accompanying consolidated statements of income for all periods presented; (ii) separately reported a “Loss from costs to sell and the remeasurement of FTC Natural Gas Pipelines disposal group to fair value” within the discontinued operations section of our accompanying consolidated statements of income for the three and nine months ended September 30, 2012; and (iii) reclassified and reported the disposal group’s combined assets within “Assets held for sale” in our accompanying consolidated balance sheet as of September 30, 2012.
Because the disposal group’s combined liabilities were not material to our consolidated balance sheet, we included the disposal group’s liabilities within “Accrued other current liabilities” in our accompanying consolidated balance sheet as of September 30, 2012. In addition, we did not elect to present separately the operating, investing and financing cash flows related to the disposal group in our accompanying consolidated statements of cash flows. For more information about the discontinued operations of our FTC Natural Gas Pipelines disposal group, see Note 2 "Acquisitions and Discontinued

Operations—FTC Natural Gas Pipelines Disposal Group - Discontinued Operations."
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
El Paso Midstream Investment Company, LLC
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
We account for our investment under the equity method of accounting, and our investment and our pro rata share of the joint venture’s operating results are included as part of our Natural Gas Pipelines business segment. As of September 30, 2012, our net equity investment in the joint venture totaled $301 million and is included within “Investments” on our accompanying consolidated balance sheet.
August 2012 KMI Asset Drop-Down
Effective August 1, 2012, we acquired the full ownership interest in the Tennessee Gas natural gas pipeline system and a 50% ownership interest in the El Paso Natural Gas pipeline system from KMI for an aggregate consideration of approximately $6.2 billion. In this report, we refer to this acquisition of assets from KMI as the drop-down transaction; the combined group of assets acquired from KMI as the drop-down asset group; the Tennessee Gas natural gas pipeline system or Tennessee Gas Pipeline L.L.C. as TGP, and the El Paso Natural Gas pipeline system or El Paso Natural Gas Pipeline LLC as EPNG.
We purchased the drop-down asset group from KMI in order to replace the cash flows associated with the FTC Natural Gas Pipelines disposal group that we will divest. Our consideration to KMI consisted of (i) $3.5 billion in cash; (ii) 4,667,575 common units (valued at $0.4 billion based on the $81.52 closing market price of the common units on the New York Stock Exchange on the August 13, 2012 issuance date); and (iii) $2.3 billion in assumed debt (consisting of the combined carrying value of 100% of TGP's debt borrowings and 50% of EPNG's debt borrowings as of August 1, 2012, excluding any debt fair value adjustments). The terms of the drop-down transaction were approved on behalf of KMI by the independent members of its board of directors and on our behalf by the audit committees and the boards of directors of both our general partner and KMR, in its capacity as the delegate of our general partner, following the receipt by the independent directors of KMI and the audit committees of our general partner and KMR of separate fairness opinions from different independent financial advisors.
KMI acquired the drop-down asset group as part of its acquisition of EP on May 25, 2012 (discussed above in Note 1). Pursuant to current accounting principles in conformity with the Codification, KMI accounted for its acquisition of the drop-down asset group under the purchase accounting method, and we accounted for the drop-down transaction as a transfer of net assets between entities under common control. Accordingly, we prepared our consolidated financial statements and the related financial information contained in this report to reflect the transfer of net assets from KMI to us as if such transfer had taken place on May 25, 2012. Specifically, we (i) recognized the acquired assets and assumed liabilities at KMI's carrying value as of its acquisition date, May 25, 2012 (including all of KMI's purchase accounting adjustments); (ii) recognized any difference between our purchase price and the carrying value of the net assets we acquired as an adjustment to our Partners' Capital (specifically, as an adjustment to our general partner's capital interests); and (iii) retrospectively adjusted our consolidated financial statements, for any date after KMI's May 25, 2012 acquisition of EP, to reflect our results on a consolidated combined basis including the results of the drop-down asset group as of or at the beginning of the respective period.
Additionally, because KMI both controls us and consolidates our financial statements into its consolidated financial statements as a result of its ownership of our general partner, we fully allocated the earnings of the drop-down asset group for the period beginning May 25, 2012 and ending August 1, 2012 to our general partner and we reported this amount separately as “Pre-acquisition income from operations of drop-down asset group allocated to General Partner" within the Calculation of Limited Partners' Interest in Net Loss section of our accompanying consolidated statements of income for the three and nine months ended September 30, 2012. For all periods beginning after our acquisition date of August 1, 2012, we allocated our earnings (including the earnings from the drop-down asset group) to all of our partners according to our partnership agreements. For more information on the changes to our Partners' Capital related to the drop-down transaction, see Note 5 "Partners' Capital—Changes in Partners' Capital."
TGP is a 13,900 mile pipeline system with a transport design capacity of approximately 7.5 billion cubic feet per day of natural gas. It transports natural gas from Louisiana, the Gulf of Mexico and south Texas to the northeastern United States, including the metropolitan areas of New York City and Boston. EPNG is a 10,200 mile pipeline system with a design capacity of approximately 5.6 billion cubic feet per day of natural gas. It transports natural gas from the San Juan, Permian and Anadarko basins to California, other western states, Texas and northern Mexico. Combined, the two pipeline systems have more than 200 billion cubic feet of working natural gas storage capacity.
The drop-down asset group is included in our Natural Gas Pipelines reportable business segment. We account for our 100% ownership interest in TGP under the consolidation method and we account for our 50% investment in EPNG under the equity method of accounting. As of September 30, 2012, our net equity investment in EPNG totaled $870 million and is included within “Investments” on our accompanying consolidated balance sheet.
Pro Forma Information
The following summarized unaudited pro forma consolidated income statement information for the nine months ended September 30, 2012 and 2011, assumes that the drop-down transaction had occurred as of January 1, 2011. We have prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed the drop-down transaction as of January 1, 2011 or the results that will be attained in the future. Amounts presented below are in millions, except for the per unit amounts:

	Pro Forma Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Revenues	$6,549	$6,640
Income from Continuing Operations	$1,396	$844
Income (Loss) from Discontinued Operations	$(682)	$145
Net Income	$714	$989
Net Income Attributable to Noncontrolling Interests	$(12)	$(8)
Net Income Attributable to Kinder Morgan Energy Partners, L.P.	$702	$981

Limited Partners’ Net Income (Loss) per Unit:
Income (Loss) from Continuing Operations	$0.82	$(0.19)
Income (Loss) from Discontinued Operations	(1.89)	0.43
Net Income (Loss)	$(1.07)	$0.24

FTC Natural Gas Pipelines Disposal Group – Discontinued Operations

As described above in Note 1 “General—Basis of Presentation,” in March 2012, we began accounting for our FTC Natural Gas Pipelines disposal group as discontinued operations. We had previously remeasured the disposal group in the first half of 2012 to reflect our initial assessment of its fair value as a result of the FTC mandated sale requirement, and based on additional information gained in the sale process during the current quarter, we recognized additional loss amounts from fair value remeasurement and sales liability adjustments. For the nine months ended September 30, 2012, we recognized a combined $827 million non-cash loss from both remeasurement and estimated costs to sell, and we reported this loss amount separately as “Loss from costs to sell and the remeasurement of FTC Natural Gas Pipelines disposal group to fair value” within the discontinued operations section of our accompanying consolidated statement of income for the nine months ended September 30, 2012.
We also reclassified the fair value of the disposal group’s assets and included this fair value amount within “Assets held for sale” in our accompanying consolidated balance sheet as of September 30, 2012 (because the disposal group's combined liabilities were not material to our consolidated balance sheet as of this date, we included the disposal group’s liabilities within “Accrued other current liabilities.”) Our “Assets held for sale” are primarily comprised of property, plant and equipment, and our investment in the Rockies Express natural gas pipeline system.
Summarized financial information for the disposal group is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues	$71	$83	$204	$241
Operating expenses	(45)	(42)	(116)	(136)
Depreciation and amortization	—	(7)	(7)	(20)
Other expense	(1)	—	(1)	—
Earnings from equity investments	22	21	64	59
Interest income and Other, net	—	1	1	2
Income tax (expense) benefit	—	(1)	—	(1)
Earnings from discontinued operations	$47	$55	$145	$145

KinderHawk Field Services LLC
Effective July 1, 2011, we acquired from Petrohawk Energy Corporation the remaining 50% equity ownership interest in KinderHawk Field Services LLC (KinderHawk) that we did not already own. Following our acquisition of the remaining ownership interest, we changed our method of accounting from the equity method to full consolidation, and due to us acquiring a controlling financial interest in KinderHawk, we remeasured our previous 50% equity investment in KinderHawk to its fair value. We recognized a $167 million non-cash loss as a result of this remeasurement, and we reported this loss separately within the “Other Income (Expense)” section in our accompanying consolidated statements of income for the three and nine months ended September 30, 2011. For additional information regarding our July 2011 KinderHawk acquisition, see Note 3 “Acquisitions and Divestitures” to our consolidated financial statements included in our 2011 Form 10-K and in our Current Report on Form 8-K filed May 1, 2012.

3. Goodwill
We evaluate goodwill for impairment on May 31 of each year. For this purpose, we have six reporting units as follows: (i) Products Pipelines (excluding associated terminals); (ii) Products Pipelines Terminals (evaluated separately from Products Pipelines for goodwill purposes, but combined with Products Pipelines for presentation in the table below); (iii) Natural Gas Pipelines; (iv) CO2; (v) Terminals; and (vi) Kinder Morgan Canada. There were no impairment charges resulting from our May 31, 2012 impairment test, and no event indicating an impairment has occurred subsequent to that date.
Changes in the gross amounts of our goodwill and accumulated impairment losses for the nine months ended

September 30, 2012 are summarized as follows (in millions):

	Products Pipelines	Natural Gas Pipelines	CO2	Terminals	Kinder Morgan Canada	Total
Historical Goodwill	$263	$557	$46	$326	$621	$1,813
Accumulated impairment losses(a)	—	—	—	—	(377)	(377)
Balance as of December 31, 2011	263	557	46	326	244	1,436
Acquisitions(b)	—	3,246	—	—	—	3,246
Disposals(c)	—	(85)	—	—	—	(85)
Currency translation adjustments	—	—	—	—	8	8
Balance as of September 30, 2012	$263	$3,718	$46	$326	$252	$4,605
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

(b)	Acquisition amount relates to our August 1, 2012 acquisition of the drop-down asset group from KMI as discussed in Note 2.

(c)
Amount represents reclassification of FTC Natural Gas Pipelines disposal group’s goodwill to “Assets held for sale.” Since our FTC Natural Gas Pipelines disposal group represents a significant portion of our Natural Gas Pipelines business segment, we allocated the goodwill of the segment based on the relative fair value of the portion being disposed of and the portion of the segment remaining.

4. Debt
The following table summarizes the net carrying value of our outstanding debt, excluding our debt fair value adjustments, as of September 30, 2012 and December 31, 2011 (in millions):

	September 30, 2012	December 31, 2011
Current portion of debt(a)	$2,697	$1,638
Long-term portion of debt	15,217	11,183
Net carrying value of debt(b)	$17,914	$12,821
__________

(a)	As of September 30, 2012 and December 31, 2011, includes commercial paper borrowings of $2,664 million and $645 million, respectively.

(b)
Excludes debt fair value adjustments. As of September 30, 2012 and December 31, 2011, our "Debt fair value adjustments" increased our debt balances by $1,530 million and $1,055 million, respectively. In addition to normal adjustments associated with valuing our debt obligations equal to the present value of amounts to be paid determined at appropriate current interest rates, our debt fair value adjustments also include (i) the value of our interest rate swap agreements; and (ii) any unamortized portion of proceeds received from the early termination of interest rate swap agreements.

Changes in our outstanding debt, excluding debt fair value adjustments, during the nine months ended September 30, 2012 are summarized as follows (in millions):

Debt borrowings	Interest rate	Increase / (decrease)	Cash received / (paid)
Issuances and Assumptions
Senior notes due September 1, 2022(a)	3.95%	$1,000	$998
Senior notes due February 15, 2023(b)	3.45%	625	622
Senior notes due August 15, 2042(b)	5.00%	625	621
Commercial paper	variable	5,561	5,561
Bridge loan credit facility due February 6, 2013(c)	variable	576	576
Tennessee Gas Pipeline L.L.C. - senior notes due February 1, 2016(d)	8.00%	250	—
Tennessee Gas Pipeline L.L.C. - senior notes due April 4, 2017(d)	7.50%	300	—
Tennessee Gas Pipeline L.L.C. - senior notes due March 15, 2027(d)	7.00%	300	—
Tennessee Gas Pipeline L.L.C. - senior notes due October 15, 2028(d)	7.00%	400	—
Tennessee Gas Pipeline L.L.C. - senior notes due June 15, 2032(d)	8.375%	240	—
Tennessee Gas Pipeline L.L.C. - senior notes due April 1, 2037(d)	7.625%	300	—
Total increases in debt		$10,177	$8,378

Repayments and other
Senior notes due March 15, 2012(a)	7.125%	$(450)	$(450)
Senior notes due September 15, 2012(e)	5.85%	(500)	(500)
Commercial paper	variable	(3,542)	(3,542)
Bridge loan credit facility due February 6, 2013(c)	variable	(576)	(576)
Kinder Morgan Texas Pipeline, L.P. - senior notes due January 2, 2014	5.23%	(5)	(5)
Kinder Morgan Arrow Terminals L.P. - note due April 4, 2014	6.0%	(1)	(1)
Kinder Morgan Operating L.P. "A" - BP note due March 31, 2012	5.40%	(5)	—
Kinder Morgan Canada Company - BP note due March 31, 2012	5.40%	(5)	—
Total decreases in debt		$(5,084)	$(5,074)
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

(b)
On August 13, 2012, we completed a public offering of $1,250 million in principal amount of senior notes in two separate series, consisting of $625 million of 3.45% notes due February 15, 2023 and $625 million of 5.00% notes due August 15, 2042. We received proceeds from the issuance of the notes, after deducting the underwriting discount, of $1,236 million, and we used the proceeds to pay a portion of the purchase price for the drop-down transaction.

(c)
On August 6, 2012, we entered into a second credit agreement with us as borrower; Wells Fargo Bank, National Association, as administrative agent; Barclays Bank PLC, as syndication agent; and a syndicate of other lenders. This credit agreement provided for borrowings up to $2.0 billion pursuant to a short-term bridge loan credit facility with a term of six months. The covenants of this facility are substantially similar to the covenants of our existing senior unsecured revolving credit facility that is due July 1, 2016, and similar to our existing credit facility, borrowings under this bridge loan credit facility may be used to back our commercial paper issuances and for other general partnership purposes (including to pay a portion of the purchase price for the drop-down transaction). In August 2012, we made borrowings of $576 million under our short-term bridge loan credit facility to pay a portion of the purchase price for the drop-down transaction. We then repaid these credit facility borrowings in August 2012 with incremental borrowings under our commercial paper program, and as of September 30, 2012, our bridge loan credit facility was not drawn on.

The size of our bridge loan credit facility will be reduced by an amount equal to the net cash proceeds of certain debt and equity issuances in excess of $1.65 billion, and as of September 30, 2012, our bridge loan credit facility was reduced to allow for maximum borrowings of $1.685 billion. We are also required to prepay borrowings under this credit facility with net proceeds received from certain debt and equity issuances and from the expected divestiture of our FTC Natural Gas Pipelines disposal group. All such prepayments will automatically reduce the borrowing capacity of the credit facility. In addition, in conjunction with the establishment of this short-term bridge loan credit facility, we increased our commercial paper program to provide for the issuance of up to $3.885 billion of commercial paper (up from $2.2 billion).

(d)
Our subsidiary, Tennessee Gas Pipeline L.L.C. is the obligor of six separate series of fixed-rate unsecured senior notes having a combined principal amount of $1,790 million. We assumed these debt borrowings as part of the drop-down transaction.

(e)	On September 15, 2012, we paid $500 million to retire the principal amount of our 5.85% senior notes that matured on that date.
We had, as of September 30, 2012, approximately $1.0 billion of combined borrowing capacity available under our two separate unsecured credit facilities. As of this date, the combined $3,885 million amount available for borrowing under our two credit facilities was reduced by a combined amount of $2,886 million, consisting of $2,664 million of commercial paper borrowings and $222 million of letters of credit, consisting of (i) a $100 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of our Pacific operations’ pipelines in the state of California; (ii) a combined $86 million in three letters of credit that support tax-exempt bonds; (iii) a $12 million letter of credit that supports debt securities issued by the Express pipeline system; and (iv) a combined $24 million in other letters of credit supporting other obligations of us and our subsidiaries.
For additional information regarding our debt facilities and for information on our contingent debt agreements, see Note 8 “Debt” and Note 12 “Commitments and Contingent Liabilities” to our consolidated financial statements included in our 2011 Form 10-K and in our Current Report on Form 8-K filed May 1, 2012.

5. Partners’ Capital
Limited Partner Units
As of September 30, 2012 and December 31, 2011, our Partners’ Capital included the following limited partner units:

	September 30, 2012	December 31, 2011
Common units	246,111,590	232,677,222
Class B units	5,313,400	5,313,400
i-units	113,276,125	98,509,389
Total limited partner units	364,701,115	336,500,011

The total limited partner units represent our limited partners’ interest and an effective 98% interest in us, exclusive of our general partner’s incentive distribution rights. Our general partner has an effective 2% interest in us, excluding its right to receive incentive distributions.
As of September 30, 2012, (i) KMI and its consolidated affiliates (excluding our general partner) held 19,314,003 common units; (ii) our general partner held 1,724,000 common units; (iii) a wholly-owned subsidiary of KMI held all of our Class B units; and (iv) KMR held all of our i-units. As of December 31, 2011, (i) KMI and its consolidated affiliates (excluding our general partner) held 14,464,428 common units; (ii) our general partner held 1,724,000 common units; (iii) a wholly-owned subsidiary of KMI held all of our Class B units; and (iv) KMR held all of our i-units. Our Class B units are similar to our common units except that they are not eligible for trading on the New York Stock Exchange. Our i-units are a separate class of limited partner interests in us and are not publicly traded. The number of i-units we distribute to KMR is based upon the amount of cash we distribute to the owners of our common units. When cash is paid to the holders of our common units, we issue additional i-units to KMR. The fraction of an i-unit paid per i-unit owned by KMR will have a value based on the cash payment on the common units.
Changes in Partners’ Capital
For each of the nine month periods ended September 30, 2012 and 2011, changes in the carrying amounts of our Partners’ Capital attributable to both us and our noncontrolling interests, including our comprehensive income are summarized as follows (in millions):

	Nine Months Ended September 30,
	2012			2011
	KMP	Noncontrolling Interests	Total	KMP	Noncontrolling interests	Total
Beginning Balance	$7,508	$96	$7,604	$7,211	$82	$7,293
Units issued for cash	1,114	—	1,114	813	—	813
Units issued as consideration in the acquisition of assets	686	—	686	24	—	24
Distributions paid in cash	(1,836)	(23)	(1,859)	(1,639)	(20)	(1,659)
Adjustments to capital due to acquisitions from KMI(a)	2,483	25	2,508	—	—	—
Contribution from KMI for FTC Natural Gas Pipelines disposal group selling expenses(b)	45	—	45	—	—	—
Noncash compensation expense allocated from KMI(c)	—	—	—	89	1	90
Cash contributions	—	40	40	—	15	15
Other adjustments	4	1	5	(3)	—	(3)
Comprehensive income	900	14	914	1,142	10	1,152
Ending Balance	$10,904	$153	$11,057	$7,637	$88	$7,725
__________

(a)
Amounts relate to the drop-down transaction, described in Note 2. We determined that the drop-down transaction constituted a transfer of net assets between entities under common control, and accordingly, we recognized the assets we acquired and the liabilities we assumed at KMI's carrying value (including all purchase accounting adjustments from KMI's acquisition of the drop-down asset group from EP effective May 25, 2012). We then recognized the difference between our purchase price and the carrying value of the assets acquired and liabilities assumed as an adjustment to our Partners' Capital. As of September 30, 2012, the carrying value of the assets we acquired and the liabilities we assumed totaled $6,371 million. We paid to KMI $3,482 million in cash, issued to KMI 4,667,575 common units valued at $381 million, and recognized a non-cash increase of $2,508 million in our Partners' Capital. The increase to Partners' Capital consisted of a $2,483 million increase in our general partner's 1% general partner capital interest in us, and a $25 million increase in our general partner's 1.0101% general partner capital interest in our subsidiary Kinder Morgan Operating L.P. "A" (a noncontrolling interest to us).

(b)	For further information about this contribution, see Note 9.

(c)	For further information about this expense, see Note 9. We do not have any obligation, nor do we expect to pay any amounts related to this expense.

During each of the nine month periods ended September 30, 2012 and 2011, there were no material changes in our ownership interests in subsidiaries in which we retained a controlling financial interest.
Equity Issuances
On February 27, 2012, we entered into a third amended and restated equity distribution agreement with UBS Securities LLC (UBS) which increased the aggregate offering price of our common units to up to $1.9 billion (up from $1.2 billion). During the three and nine months ended September 30, 2012, we issued 1,357,946 and 4,772,741, respectively, of our common units pursuant to our equity distribution agreement with UBS. We received net proceeds of $110 million and $387 million, respectively, from the issuance of these common units and we used the proceeds to reduce the borrowings under our commercial paper program. For additional information regarding our equity distribution agreement, see Note 10 to our consolidated financial statements included in our 2011 Form 10-K.
For the nine month period ended September 30, 2012, in addition to the issuance of common units pursuant to our equity distribution agreement, our significant equity issuances consisted of the following:

•
on June 4, 2012, we issued 3,792,461 common units as our purchase price for the 50% equity ownership interest in El Paso Midstream Investment Company, LLC we acquired from KKR. For more information about this acquisition, see Note 2 "Acquisitions and Discontinued Operations—El Paso Midstream Investment Company, LLC;"

•
in August 2012, in connection with the drop-down transaction, we issued 4,667,575 of our common units to KMI. We valued the units at $381 million, based on the $81.52 closing market price of the common units on the New

York Stock Exchange on August 13, 2012. For more information on the drop-down transaction, see Note 2 "Acquisitions and Discontinued Operations—August 2012 KMI Asset Drop-Down;" and

•
in the third quarter of 2012, KMR issued 10,120,000 of its shares in a public offering at a price of approximately $73.50 per share, less commissions and underwriting expenses. KMR used the net proceeds received from the issuance of these 10,120,000 shares to buy additional i-units from us, and we received net proceeds of $727 million. We used the proceeds to pay a portion of the purchase price for the drop-down transaction.

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
On August 14, 2012, we paid a cash distribution of $1.23 per unit to our common unitholders and to our Class B unitholder for the quarterly period ended June 30, 2012. KMR, our sole i-unitholder, received a distribution of 1,578,616 i-units from us on August 14, 2012, based on the $1.23 per unit distributed to our common unitholders on that date. The distributions were declared on July 18, 2012, payable to unitholders of record as of July 31, 2012.
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
Our general partner’s incentive distribution that we paid in August 2012 and August 2011 (for the quarterly periods ended June 30, 2012 and 2011, respectively) was $337 million and $293 million, respectively. The increased incentive distribution to our general partner paid for the second quarter of 2012 over the incentive distribution paid for the second quarter of 2011 reflects the increase in the amount distributed per unit as well as an increase in the number of common units and i-units outstanding. Each of these two incentive distributions were reduced from what they would have been, however, by waived incentive amounts equal to $7 million related to common units issued to finance our acquisition of KinderHawk (we acquired an initial 50% ownership interest in KinderHawk in May 2010 and the remaining 50% interest in July 2011). To support our KinderHawk acquisition, our general partner agreed to waive certain incentive distribution amounts beginning with the distribution payments we made for the quarterly period ended June 30, 2010, and ending with the distribution payments we make for the quarterly period ended March 31, 2013.
For additional information about our 2011 partnership distributions, see Notes 10 and 11 to our consolidated financial statements included in our 2011 Form 10-K and in our Current Report on Form 8-K filed May 1, 2012.
Subsequent Events
In early October 2012, we issued 269,501 of our common units for the settlement of sales made on or before September 30, 2012 pursuant to our equity distribution agreement. We received net proceeds of $22 million from the issuance of these 269,501 common units, and we used the proceeds to reduce the borrowings under our commercial paper program.
On October 17, 2012, we declared a cash distribution of $1.26 per unit for the quarterly period ended September 30, 2012. The distribution will be paid on November 14, 2012 to unitholders of record as of October 31, 2012. Our common unitholders and our Class B unitholder will receive cash. KMR will receive a distribution of 1,842,210 additional i-units based on the $1.26 distribution per common unit. For each outstanding i-unit that KMR holds, a fraction of an i-unit (0.016263) will be issued. This fraction was determined by dividing:

•	$1.26, the cash amount distributed per common unit
by

•
$77.478, the average of KMR’s shares’ closing market prices from October 15-26, 2012, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

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
Energy Commodity Price Risk Management
As of September 30, 2012, we had entered into the following outstanding commodity forward contracts to hedge our forecast energy commodity purchases and sales:

Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil	(20.5) million barrels
Natural gas fixed price	(27.6) billion cubic feet
Natural gas basis	(27.6) billion cubic feet
Derivatives not designated as hedging contracts
Natural gas fixed price	(0.6) billion cubic feet
As of September 30, 2012, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2016.
Interest Rate Risk Management
As of September 30, 2012, we had a combined notional principal amount of $5,525 million of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain series of our senior notes from fixed rates to variable rates based on an interest rate of London InterBank Offered Rate (LIBOR) plus a spread. All of our swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of September 30, 2012, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.
As of December 31, 2011, we had a combined notional principal amount of $5,325 million of fixed-to-variable interest rate swap agreements. In March 2012, (i) we entered into four additional fixed-to-variable interest rate swap agreements having a combined notional principal amount of $500 million, effectively converting a portion of the interest expense associated with our 3.95% senior notes due September 1, 2022 from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread; and (ii) two separate fixed-to-variable interest rate swap agreements having a combined notional principal amount of $200 million and converting a portion of the interest expense associated with our 7.125% senior notes terminated upon the maturity of the associated notes. In addition, (i) in June 2012, we terminated an existing fixed-to-variable interest rate swap agreement having a notional amount of $100 million, and we received proceeds of $53 million from the early termination of this swap agreement; (ii) in August 2012, we entered into an additional fixed-to-variable interest rate swap agreement having a notional principal amount of $100 million, effectively converting a portion of the interest expense associated with our 3.45% senior notes due February 15, 2023 from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread; and (iii) in September 2012, a fixed-to-variable interest rate swap agreement having a combined notional principal amount of $100 million and effectively converting a portion of the interest expense associated with our 5.85% senior notes terminated upon the maturity of the associated notes.
Fair Value of Derivative Contracts
The fair values of our current and non-current asset and liability derivative contracts are each reported separately as “Fair value of derivative contracts” in the respective sections of our accompanying consolidated balance sheets, or, as of September 30, 2012 only, included within “Assets held for sale.” The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011 (in millions):
Fair Value of Derivative Contracts

		Asset derivatives		Liability derivatives
		September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	Balance sheet location	Fair value	Fair value	Fair value	Fair value
Derivatives designated as hedging contracts
Energy commodity derivative contracts	Current-Fair value of derivative contracts	$58	$66	$(39)	$(116)
	Current-Assets held for Sale / Accrued other current liabilities	1	—	—	—
	Non-current-Fair value of derivative contracts	52	39	(15)	(39)
Subtotal		111	105	(54)	(155)
Interest rate swap agreements	Current-Fair value of derivative contracts	—	3	—	—
	Non-current-Fair value of derivative contracts	652	593	—	—
Subtotal		652	596	—	—
Total		763	701	(54)	(155)

Derivatives not designated as hedging contracts
Energy commodity derivative contracts	Current-Fair value of derivative contracts	1	3	(2)	(5)
	Non-current-Fair value of derivative contracts	1	—	—	—
Total		2	3	(2)	(5)
Total derivatives		$765	$704	$(56)	$(160)

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Debt fair value adjustments” on our accompanying consolidated balance sheets. Our “Debt fair value adjustments” also include all unamortized debt discount/premium amounts and any unamortized portion of proceeds received from the early termination of interest rate swap agreements. As of September 30, 2012, we had a combined unamortized debt premium amount of $378 million, and as of December 31, 2011, we had a combined debt discount amount of $24 million. As of September 30, 2012 and December 31, 2011, the unamortized premium from the termination of interest rate swap agreements totaled $500 million and $483 million, respectively, and as of September 30, 2012, the weighted average amortization period for this premium was approximately 18 years.
Effect of Derivative Contracts on the Income Statement
The following two tables summarize the impact of our derivative contracts on our accompanying consolidated statements of income for each of the three and nine months ended September 30, 2012 and 2011 (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives and related hedged item(a)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Interest rate swap agreements	Interest expense	$28	$437	$109	$501
Total		$28	$437	$109	$501

Fixed rate debt	Interest expense	$(28)	$(437)	$(109)	$(501)
Total		$(28)	$(437)	$(109)	$(501)
___________

(a)
Amounts reflect the change in the fair value of interest rate swap agreements and the change in the fair value of the associated fixed rate debt, which exactly offset each other as a result of no hedge ineffectiveness.

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)(a)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011		2012	2011		2012	2011
Energy commodity derivative contracts	$(90)	$387	Revenues-Natural gas sales	$2	$—	Revenues-Natural gas sales	$—	$—
			Revenues-Product sales and other	—	(51)	Revenues-Product sales and other	(5)	8
			Gas purchases and other costs of sales	8	2	Gas purchases and other costs of sales	—	—
Total	$(90)	$387	Total	$10	$(49)	Total	$(5)	$8

	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011		2012	2011
Energy commodity derivative contracts	$99	$289	Revenues-Natural gas sales	$4	$1	Revenues-Natural gas sales	$—	$—
			Revenues-Product sales and other	(31)	(203)	Revenues-Product sales and other	(8)	10
			Gas purchases and other costs of sales	17	13	Gas purchases and other costs of sales	—	—
Total	$99	$289	Total	$(10)	$(189)	Total	$(8)	$10
____________

(a)
We expect to reclassify an approximate $25 million gain associated with energy commodity price risk management activities and included in our Partners’ Capital as of September 30, 2012 into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur), however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

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

For each of the three and nine months ended September 30, 2012 and 2011, we recognized no material gain or loss in income from derivative contracts not designated as hedging contracts.
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
The maximum potential exposure to credit losses on our derivative contracts as of September 30, 2012 was (in millions):

Asset position
Interest rate swap agreements	$652
Energy commodity derivative contracts	113
Gross exposure	765
Netting agreement impact	(39)
Cash collateral held	—
Net exposure	$726
In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of both September 30, 2012 and December 31, 2011, we had no outstanding letters of credit supporting our hedging of energy commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil. As of September 30, 2012, we had cash margin deposits associated with our energy commodity contract positions and over-the-counter swap partners totaling $6 million, and we reported this amount as "Restricted deposits" in our accompanying consolidated balance sheet. As of December 31, 2011, our counterparties associated with our energy commodity contract positions and over-the-counter swap agreements had margin deposits with us totaling $10 million, and we reported this amount within “Accrued other current liabilities” in our accompanying consolidated balance sheet.
We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring us to post additional collateral upon a decrease in our credit rating. As of September 30, 2012, we estimate that if our credit rating was downgraded one notch, we would be required to post no additional collateral to our counterparties. If we were downgraded two notches (that is, below investment grade), we would be required to post $8 million of additional collateral.

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

Fair Value of Derivative Contracts
The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts; and (ii) interest rate swap agreements as of September 30, 2012 and December 31, 2011, based on the three levels established by the Codification. The fair values of our current and non-current asset and liability derivative contracts each reported separately as “Fair value of derivative contracts” in the respective sections of our accompanying consolidated balance sheets, or, as of September 30, 2012 only, included within “Assets held for sale.” The fair value measurements in the tables below do not include cash margin deposits made by us or our counterparties, which are reported within "Restricted deposits" and “Accrued other current liabilities,” respectively, in our accompanying consolidated balance sheets (in millions).

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2012
Energy commodity derivative contracts(a)	$113	$16	$88	$9
Interest rate swap agreements	$652	$—	$652	$—

As of December 31, 2011
Energy commodity derivative contracts(a)	$108	$34	$47	$27
Interest rate swap agreements	$596	$—	$596	$—
____________

	Liability fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2012
Energy commodity derivative contracts(a)	$(56)	$(14)	$(39)	$(3)
Interest rate swap agreements	$—	$—	$—	$—

As of December 31, 2011
Energy commodity derivative contracts(a)	$(160)	$(15)	$(125)	$(20)
Interest rate swap agreements	$—	$—	$—	$—
____________

(a)
Level 1 consists primarily of the New York Mercantile Exchange (NYMEX) natural gas futures. Level 2 consists primarily of over-the-counter (OTC) West Texas Intermediate swaps and OTC natural gas swaps that are settled on NYMEX. Level 3 consists primarily of West Texas Intermediate options.

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for each of the three and nine months ended September 30, 2012 and 2011 (in millions):
Significant unobservable inputs (Level 3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives-net asset (liability)
Beginning of Period	$20	7	$7	$19
Total gains or (losses):
Included in earnings	(3)	3	(3)	6
Included in other comprehensive income	(6)	37	—	21
Purchases	—	—	3	5
Settlements	(5)	(2)	(1)	(6)
End of Period	$6	45	$6	$45

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$(5)	$3	$(1)	$4

As of September 30, 2012, we reported our West Texas Intermediate options at fair value using Level 3 inputs due to such derivatives not having observable market prices. We determined the fair value of our West Texas Intermediate options using the Black Scholes option valuation methodology after giving consideration to a range of factors, including the prices at which the options were acquired, local market conditions, implied volatility, and trading values on public exchanges.
The significant unobservable input we use to measure the fair value of our Level 3 derivatives is implied volatility of options. We obtain the implied volatility of our West Texas Intermediate options from a third party service provider. As of September 30, 2012, this volatility ranged from 30% – 31% based on both historical market data and future estimates of market fluctuation. Significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.
Fair Value of Financial Instruments
The estimated fair value of our outstanding debt balance as of September 30, 2012 and December 31, 2011 (both short-term and long-term), is disclosed below (in millions):

	September 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair value	Carrying Value	Estimated Fair value
Total debt	$19,444	$20,748	$13,876	$14,238

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both September 30, 2012 and December 31, 2011.

8. Reportable Segments
We divide our operations into five reportable business segments. These segments and their principal sources of revenues are as follows:

▪	Products Pipelines— the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids;

▪	Natural Gas Pipelines—the sale, transport, processing, treating, storage and gathering of natural gas;

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
Financial information by segment follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Products Pipelines
Revenues from external customers	$386	$242	$940	$695
Natural Gas Pipelines
Revenues from external customers	1,113	1,093	2,699	2,999
CO2
Revenues from external customers	420	372	1,250	1,063
Terminals
Revenues from external customers	334	327	1,017	979
Intersegment revenues	—	1	1	1
Kinder Morgan Canada
Revenues from external customers	80	77	226	230
Total segment revenues	2,333	2,112	$6,133	5,967
Less: Total intersegment revenues	—	(1)	(1)	(1)
Total consolidated revenues	$2,333	$2,111	$6,132	$5,966

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(a)
Products Pipelines(b)	$150	$103	$492	$304
Natural Gas Pipelines(c)	405	18	877	319
CO2	327	295	988	823
Terminals	183	180	565	525
Kinder Morgan Canada	56	48	158	150
Total segment earnings before DD&A	1,121	644	3,080	2,121
Total segment depreciation, depletion and amortization	(292)	(247)	(796)	(685)
Total segment amortization of excess cost of investments	(1)	(2)	(5)	(5)
General and administrative expenses(d)	(131)	(100)	(379)	(387)
Interest expense, net of unallocable interest income	(181)	(132)	(474)	(393)
Unallocable income tax expense	(2)	(2)	(7)	(7)
Income (Loss) from discontinued operations(e)	(131)	55	(682)	145
Total consolidated net income	$383	$216	$737	$789

	September 30, 2012	December 31, 2011
Assets
Products Pipelines	$4,775	$4,479
Natural Gas Pipelines	16,479	9,958
CO2	2,297	2,147
Terminals	4,869	4,428
Kinder Morgan Canada	1,866	1,827
Total segment assets	30,286	22,839
Corporate assets(f)	1,448	1,264
Assets held for sale(g)	1,859	—
Total consolidated assets	$33,593	$24,103
____________

(a)	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).

(b)
Three and nine month 2012 amounts include increases in expense of $9 million associated with rate case liability adjustments. Three and nine month 2011 amounts include increases in expense of $69 million and $234 million, respectively, associated with rate case, leased rights-of-way, and other legal liability adjustments.

(c)	Three and nine month 2011 amounts include a $167 million loss from the remeasurement of our previously held 50% equity interest in KinderHawk to fair value (discussed further in Note 2).

(d)
Nine month 2011 amount includes an $87 million increase in expense allocated to us from KMI and associated with a one-time special cash bonus payment that was paid to non-senior management employees in May 2011; however, we do not have any obligation, nor did we pay any amounts related to this expense.

(e)
Represents amounts attributable to our FTC Natural Gas Pipelines disposal group. Three and nine month 2012 amounts include loss amounts of $178 million and $827 million, respectively, from both the remeasurement of net assets to fair value and estimated costs to sell (discussed further in Note 2).

(f)
Includes cash and cash equivalents; margin and restricted deposits; unallocable interest receivable, prepaid assets and deferred charges; and risk management assets related to debt fair value adjustments.

(g)	Primarily represents amounts attributable to our FTC Natural Gas Pipelines disposal group.

9. Related Party Transactions

Notes Receivable
Plantation Pipe Line Company
We and ExxonMobil have a term loan agreement covering a note receivable due from Plantation Pipe Line Company. We own a 51.17% equity interest in Plantation and our proportionate share of the outstanding principal amount of the note receivable was $50 million as of both September 30, 2012 and December 31, 2011. The note bears interest at the rate of 4.25% per annum and provides for semiannual payments of principal and interest on December 31 and June 30 each year, with a final principal payment of $45 million (for our portion of the note) due on July 20, 2016. We included $1 million of our note receivable balance within “Accounts, notes and interest receivable, net,” on our accompanying consolidated balance sheets as of both September 30, 2012 and December 31, 2011, and we included the remaining outstanding balance within “Notes receivable.”
Express US Holdings LP
We own a 33 1/3% equity ownership interest in the Express pipeline system. We also hold a long-term investment in a C$114 million debt security issued by Express US Holdings LP (the obligor), the partnership that maintains ownership of the U.S. portion of the Express pipeline system. The debenture (i) is denominated in Canadian dollars; (ii) is due in full on January 9, 2023; (iii) bears interest at the rate of 12.0% per annum; and (iv) provides for quarterly payments of interest in Canadian dollars on March 31, June 30, September 30 and December 31 each year. As of September 30, 2012 and December 31, 2011, the outstanding note receivable balance, representing the translated amount included in our consolidated financial statements in U.S. dollars, was $116 million and $112 million, respectively, and we included these amounts within “Notes receivable” on our accompanying consolidated balance sheets.
KMI and El Paso Corporation
At the time of KMI's acquisition of EP on May 25, 2012 (discussed in Note 1), TGP had a note receivable from EP, and during the second quarter of 2012, TGP received combined principal note repayments of approximately $44 million. Upon our acquisition of TGP from KMI on August 1, 2012 (as part of the drop-down transaction discussed in Note 2), we and KMI agreed that the remaining $466 million amount due on the note receivable would not be repaid. Accordingly, this amount was treated as a decrease in KMI's investment in TGP and us, and as a result, TGP no longer has a related party note receivable with either KMI or EP. However, because we have included the historical results of TGP as though the net assets had been transferred to us May 25, 2012, the $44 million repayment is now included within "Repayments from related party" on our consolidated statement of cash flows for the nine months ended September 30, 2012.
Other Receivables and Payables
As of September 30, 2012 and December 31, 2011, our related party receivables (other than the notes receivable discussed above in “—Notes Receivable”) totaled $32 million and $26 million, respectively. The September 30, 2012 receivables amount consisted of (i) $30 million included within “Accounts, notes and interest receivable, net” on our accompanying consolidated balance sheet; and (ii) $2 million of natural gas imbalance receivables included within “Other current assets.” The $30 million receivable amount consisted primarily of a net receivable amount due from KMI (including a $45 million receivable amount discussed below in "—FTC Natural Gas Pipelines Disposal Group Selling Expenses") and the Express pipeline system. The $2 million natural gas imbalance receivable consisted primarily of amounts due from Natural Gas Pipeline Company of America LLC, a 20%-owned equity investee of KMI and referred to in this report as NGPL.
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
As of September 30, 2012, our related party payables totaled $3 million and we included these amounts within “Accounts payable” on our accompanying consolidated balance sheets. This amount consisted primarily of $2 million in payables due to two of our equity method investees. The December 31, 2011 related party payables totaled $1 million. At both balance sheet dates, our related party payables included a $1 million amount we owed to the noncontrolling partner of Globalplex Partners, a Louisiana joint venture owned 50% and controlled by us.
Asset Acquisitions
In conjunction with our acquisition of (i) certain Natural Gas Pipelines assets and partnership interests from KMI in December 1999 and December 2000; (ii) TransColorado Gas Transmission Company LLC from KMI in November 2004; and (iii) TGP and 50% of EPNG from KMI in August 2012, KMI agreed to indemnify us and our general partner with respect to approximately $3.8 billion of our debt. KMI would be obligated to perform under this indemnity only if we are unable, and/or our assets were insufficient, to satisfy our obligations.
In addition, KMI has indemnified us and our general partner with respect to approximately $558 million for our proportionate 50% share of EPNG's debt. Because we account for our investment in EPNG under the equity method of accounting, we do not include its debt in the debt reported on our accompanying consolidated balance sheets.
Non-Cash Compensation Expenses
In the first nine months of 2011, KMI allocated to us certain non-cash compensation expenses totaling $90 million; however, we do not have any obligation, nor did we pay any amounts related to these compensation expenses. The amount included an $87 million expense associated with a one-time special cash bonus payment that was paid by KMI to non-senior management employees in May 2011, and a $3 million expense related to KMI’s going-private transaction in May 2007. Since we were not responsible for paying these expenses, we recognized the amounts allocated to us as both an expense on our income statement and a contribution to “Total Partners’ Capital” on our balance sheet.
FTC Natural Gas Pipelines Disposal Group Selling Expenses
In the third quarter of 2012, we recognized an estimated $78 million selling expense (and an associated liability) related to the divestiture of our FTC Natural Gas Pipelines disposal group. We expect to pay the liability associated with this expense in the fourth quarter of 2012. Furthermore, KMI agreed to contribute $45 million to us to be used as partial funding for this liability payment, and accordingly, we recognized a $45 million receivable from KMI and an associated increase to our Partners' Capital (specifically, an increase to our general partner's capital interest in us).
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

10. Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings, including any material developments that occurred in such proceedings during the nine months ended September 30, 2012. Additional information with respect to these proceedings can be found in Note 16 to our consolidated financial statements that were included in our 2011 Form 10-K and in our Current Report on Form 8-K filed May 1, 2012. This note also contains a description of any material legal proceedings that were initiated against us during the nine months ended September 30, 2012, and a description of any material events occurring subsequent to September 30, 2012, but before the filing of this report.
In this note, we refer to our subsidiary SFPP, L.P. as SFPP; our subsidiary Calnev Pipe Line LLC as Calnev; Chevron Products Company as Chevron; BP West Coast Products, LLC as BP; ConocoPhillips Company (now Phillips 66 Company) as Phillips 66; Tesoro Refining and Marketing Company as Tesoro; Western Refining Company, L.P. as Western Refining; Navajo Refining Company, L.L.C. as Navajo; Holly Refining & Marketing Company LLC (now HollyFrontier Refining & Marketing LLC) as HollyFrontier; ExxonMobil Oil Corporation as ExxonMobil; Valero Energy Corporation as Valero; Valero Marketing and Supply Company as Valero Marketing; Continental Airlines, Inc., Northwest Airlines, Inc. (now Delta Air Lines, Inc.), Southwest Airlines Co. and US Airways, Inc., collectively, as the Airlines; our subsidiary Tennessee Gas Pipeline L.L.C. as TGP; our subsidiary Kinder Morgan CO2 Company, L.P. (the successor to Shell CO2 Company, Ltd.) as Kinder Morgan CO2; the United States Court of Appeals for the District of Columbia Circuit as the D.C. Circuit; the Federal Energy Regulatory Commission as the FERC; the California Public Utilities Commission as the CPUC; the Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company) as UPRR; the American Railway Engineering and Maintenance-of-Way Association as AREMA; Severstal Sparrows Point, LLC as Severstal; RG Steel Sparrows Point LLC as RG Steel; the Texas Commission of Environmental Quality as the TCEQ; The Premcor Refining Group, Inc. as Premcor; Port Arthur Coker Company as PACC; the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration as the PHMSA; a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order as an NOPV; the federal Comprehensive Environmental Response, Compensation and Liability Act as CERCLA; the United States Environmental Protection Agency as the U.S. EPA; the United States Environmental Protection Agency’s Suspension and Debarment Division as the U.S. EPA SDD; the New Jersey Department of Environmental Protection as the NJDEP; our subsidiary Kinder Morgan Bulk Terminals, Inc. as KMBT; our subsidiary Kinder Morgan Liquids Terminals LLC as KMLT; our subsidiary Kinder Morgan Interstate Gas Transmission LLC as KMIGT; Rockies Express Pipeline LLC as Rockies Express; and Plantation Pipe Line Company as Plantation. “OR” dockets designate complaint proceedings, and “IS” dockets designate protest proceedings.
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
SFPP
The following FERC dockets are currently pending:

▪
FERC Docket No. IS08-390 (West Line Rates) (Opinion Nos. 511 and 511-A)-Protestants: BP, ExxonMobil, Phillips 66, Valero Marketing, Chevron, the Airlines-Status: FERC order issued on December 16, 2011 (Opinion No. 511-A). While the order made certain findings that were adverse to SFPP, it ruled in favor of SFPP on many significant issues. SFPP made a compliance filing at the end of January 2012, and our rates reflect this filing. SFPP also filed a rehearing request on certain adverse rulings in the FERC order. Petitions for review of Opinion Nos. 511 and 511-A have been filed at the D.C. Circuit and are held in abeyance pending a ruling on SFPP's request for rehearing. It is not possible to predict the outcome of FERC review of the rehearing request or appellate review;

▪
FERC Docket No. IS09-437 (East Line Rates)-Protestants: BP, ExxonMobil, ConocoPhillips, Valero Marketing, Chevron, Western Refining, Navajo, HollyFrontier, and Southwest Airlines-Status: Opinion and Order on Initial Decision, Opinion No. 522, issued on September 20, 2012. The FERC generally made findings favorable to SFPP on significant issues and consistent with FERC's Opinion Nos. 511 and 511-A. Requests for rehearing, if any, must be filed in October 2012. It is not possible to predict the outcome of FERC review of any request for rehearing or appellate review of this order;

▪
FERC Docket No. IS11-444 (2011 West Line Index Rate Increases)-Protestants: BP, ExxonMobil, Phillips 66, Valero Marketing, Chevron, the Airlines, Tesoro, Western Refining, Navajo, and HollyFrontier-Status: The shippers filed a motion for summary disposition that was granted in the shippers' favor in an initial decision issued on March 16, 2012. SFPP filed a brief with the FERC taking exception to the initial decision. The FERC will review the initial decision, and it is not possible to predict the outcome of FERC or appellate review;

▪
FERC Docket Nos. IS12-390 (SFPP East Line Index Rates)/IS12-388 and IS12-501 (SFPP West Line Index Rates)-Protestants: the Airlines, BP, Chevron, HollyFrontier, Phillips 66, Tesoro, Valero Marketing, and Western Refining-Status: Collectively, these shippers protested SFPP's index-based rate increases for its East Line (IS12-390) and West Line (IS12-388 and IS12-501). FERC rejected the protests against SFPP's East Line rate increases and accepted the protests against SFPP's West Line rate increases (IS12-388). Following FERC acceptance of the West Line protests, SFPP withdrew these rate increases, and FERC terminated the IS12-388 proceeding. SFPP subsequently made a new filing to increase its West Line rates by a smaller index-based percentage (IS12-501), which FERC accepted notwithstanding shipper protests. Shippers requested rehearing of FERC's acceptance of the East Line and West Line rate increases, and those requests are pending before FERC. It is not possible to predict the outcome of FERC or appellate review;

▪
FERC Docket Nos. IS12-388/IS12-500 (SFPP West Line Index Rates)-Protestants: the Airlines, BP, Chevron, Phillips 66, Tesoro, Valero Marketing-Status: These shippers protested SFPP's index-based rate increases for its West Line. Following FERC acceptance of the protests, SFPP withdrew these rate increases and subsequently increased its West Line rates by a smaller percentage that FERC found acceptable as to SFPP's East Line in IS12-390. Shippers may protest SFPP's new West Line index filing, and it is not possible to predict the outcome of further FERC review, if any;

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

With respect to all of the SFPP proceedings above, we estimate that the shippers are seeking approximately $20 million in annual rate reductions and approximately $100 million in refunds. However, applying the principles of Opinion Nos. 511, 511-A, 522, as applicable, to pending cases would result in substantially lower rate reductions and refunds than those sought by the shippers. We do not expect refunds in these cases to have an impact on our distributions to our limited partners.
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
On May 26, 2011, the CPUC issued a decision in several intrastate rate cases involving SFPP and a number of its shippers (the “Long” cases).  The decision includes determinations on issues, such as SFPP's entitlement to an income tax allowance, allocation of environmental expenses, and refund liability which we believe are contrary both to CPUC policy and precedent and to established federal regulatory policies for pipelines.  On March 8, 2012, the CPUC issued another decision related to the Long cases. This decision largely reflected the determinations made on May 26, 2011, including the denial of an income tax allowance for SFPP. The CPUC's order denied SFPP's request for rehearing of the CPUC's income tax allowance treatment, while granting requested rehearing of various other issues relating to SFPP's refund liability and staying the payment of refunds until resolution of the outstanding issues on rehearing. On March 23, 2012, SFPP filed a petition for writ of review in the California Court of Appeals including, among other things, a review of the CPUC's determination that SFPP is not entitled to recover an income tax allowance in its intrastate rates. In October 2012, the Court agreed to hear an appeal on the merits of the issues appealed.
On April 6, 2012, in proceedings unrelated to the above-referenced CPUC dockets, a CPUC administrative law judge issued a proposed decision substantially reducing SFPP’s authorized cost of service and ordering SFPP to pay refunds from May 24, 2007 to the present of revenues collected in excess of the authorized cost of service. The proposed decision was subsequently withdrawn, and the presiding administrative law judge is expected to reissue a proposed decision at some indeterminate time in the future. On January 30, 2012, SFPP filed an application reducing its intrastate rates by approximately 7%. This matter remains pending before the CPUC.
Based on our review of these CPUC proceedings and the shipper comments thereon, we estimate that the shippers are requesting approximately $375 million in reparation payments and approximately $30 million in annual rate reductions.  The actual amount of reparations will be determined through further proceedings at the CPUC and, potentially, the California Court of Appeals. We believe that the appropriate application of the income tax allowance and corrections of errors in law and fact should result in a considerably lower amount.  We do not expect any reparations that we would pay in these matters to have an impact on our distributions to our limited partners.
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
Perth Amboy, New Jersey Tank Release
In May 2011, the PHMSA issued an NOPV to KMLT. The notice alleges violations of PHMSA’s regulations related to an October 28, 2009 tank release from our Perth Amboy, New Jersey liquids terminal.  No product left the company’s property, and additionally, there were no injuries, no impact to the adjacent community or public, and no fire as a result of the release. The notice proposes a penalty of less than $1 million. KMLT is pursuing an administrative appeal of the NOPV.
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
Additionally, although it is not possible to predict the ultimate outcomes, we also believe, based on our experiences to date and the reserves we have established, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or distributions to limited partners. As of September 30, 2012 and December 31, 2011, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $309 million and $332 million, respectively. The reserve is primarily related to various claims from regulatory proceedings arising from our West Coast products pipeline transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.
Environmental Matters
New Jersey Department of Environmental Protection v. Occidental Chemical Corporation, et al. (Defendants), Maxus Energy Corp. and Tierra Solutions, Inc. (Third Party Plaintiffs) v. 3M Company et al., Superior Court of New Jersey, Law Division – Essex County, Docket No. L-9868-05
The NJDEP sued Occidental Chemical and others under the New Jersey Spill Act for contamination in the Newark Bay Complex including numerous waterways and rivers. Occidental et al. then brought in approximately 300 third party defendants for contribution. NJDEP claimed damages related to forty years of discharges of TCDD (a form of dioxin), DDT and “other hazardous substances.” GATX Terminals Corporation (n/k/a/ KMLT) was brought in as a third party defendant because of the noted hazardous substances language and because the Carteret, New Jersey facility (a former GATX Terminals facility) is located on the Arthur Kill River, one of the waterways included in the litigation. This case was filed against third party defendants in 2009. The judge issued his trial plan for this case during the first quarter of 2011. According to the trial plan, the judge allowed the State to file summary judgment motions against Occidental, Maxus and Tierra on liability issues immediately. Numerous third party defendants, as part of a joint defense group of which KMLT is a member, filed motions to dismiss, which were denied, and now have filed interim appeals from those motions. The appeals court panel heard oral arguments on these motions to dismiss in March 2012 and issued a ruling denying these motions in June 2012. The appellants have filed appeals to the New Jersey Supreme Court regarding this lower court ruling. Maxus/Tierra’s claims against the third party defendants are set to be tried in April 2013 with damages to be tried in September 2013.
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
Casper and Douglas, U.S. EPA Notice of Violation
In March 2011, the U.S. EPA conducted inspections of several environmental programs at the Douglas and Casper Gas Plants in Wyoming. In June 2011, we received two letters from the U.S. EPA alleging violations at both gas plants of the Risk Management Program requirements under the Clean Air Act. In September 2012, we entered into Combined Complaint and Consent Agreements and paid a monetary penalty of $158,000 for each plant to resolve these issues.

The City of Los Angeles v. Kinder Morgan Liquids Terminals, LLC, Shell Oil Company, Equilon Enterprises LLC;  California Superior Court, County of Los Angeles, Case No. NC041463
KMLT is a defendant in a lawsuit filed in 2005 alleging claims for environmental cleanup costs at the former Los Angeles Marine Terminal in the Port of Los Angeles. The lawsuit was stayed beginning in 2009 and remains stayed through the next case management conference in March 2013. During the stay, the parties deemed responsible by the local regulatory agency (including the City of Los Angeles) have worked with that agency concerning the scope of the required cleanup and have now completed a sampling and testing program at the site. We anticipate that cleanup activities at the site will begin in the Spring of 2013. The local regulatory agency issued specific cleanup goals in early 2010, and two of those parties, including KMLT, have appealed those cleanup goals to the state water board. The state water board has not yet taken any action with regard to our appeal petitions.
Plaintiff’s Third Amended Complaint alleges that future environmental cleanup costs at the former terminal will exceed $10 million, and that the plaintiff’s past damages exceed $2 million.  No trial date has yet been set. We have begun settlement negotiations with the Port of Los Angeles.

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
In mid 2011, KMLT and Plains Products entered into an agreement in principle with the NJDEP for settlement of the state’s alleged natural resource damages claim. The parties then entered into a Consent Judgment which was subject to public notice and comment and court approval. The natural resource damage settlement includes a monetary award of $1 million and a series of remediation and restoration activities at the terminal site. KMLT and Plains Products have joint responsibility for this settlement. Simultaneously, KMLT and Plains Products entered into a settlement agreement that settled each parties’ relative share of responsibility (50/50) to the NJDEP under the Consent Judgment noted above. The Consent Judgment is now entered with the Court and the settlement is final. Now Plains will begin conducting remediation activities at the site and KMLT will provide oversight and 50% of the costs. The settlement with the state does not resolve the original complaint brought by ExxonMobil. KMLT and Plains received a settlement demand from ExxonMobil in the amount of $1.38 million for past costs related to the remediation at the Paulsboro facility. Plains and KMLT are in discussions regarding the ExxonMobil offer. There is no trial date set.
Mission Valley Terminal Lawsuit
In August 2007, the City of San Diego, on its own behalf and purporting to act on behalf of the People of the State of California, filed a lawsuit against us and several affiliates seeking injunctive relief and unspecified damages allegedly resulting from hydrocarbon and methyl tertiary butyl ether (MTBE) impacted soils and groundwater beneath the City’s stadium property in San Diego arising from historic operations at the Mission Valley terminal facility. The case was filed in the Superior Court of California, San Diego County, case number 37-2007-00073033-CU-OR-CTL. On September 26, 2007, we removed the case to the United States District Court, Southern District of California, case number 07CV1883WCAB. The City disclosed in discovery that it is seeking approximately $170 million in damages for alleged lost value/lost profit from the redevelopment of the City’s property and alleged lost use of the water resources underlying the property. Later, in 2010, the City amended its initial disclosures to add claims for restoration of the site as well as a number of other claims that increased their claim for damages to approximately $365 million.
The Court issued a Case Management Order on January 6, 2011, setting dates for completion of discovery and setting a trial date. In April 2011, the parties filed a joint stipulation to extend the discovery schedule by approximately three months. In December 2011, the parties again entered into a joint stipulation to extend the various schedules in the Court’s Case Management Order. According to the schedule, the parties completed fact discovery in March 2012 and expert discovery in May 2012. Both parties filed their respective summary adjudication motions and motions to exclude experts on June 29, 2012. Oral arguments related to these motions are set for November 30, 2012. The trial is now set for April 9, 2013. We have been and will continue to aggressively defend this action. This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board. We continue to conduct an extensive remediation effort at the City's stadium property site.
Kinder Morgan, U.S. EPA Section 114 Information Request
On January 8, 2010, KMI, on behalf of Natural Gas Pipeline Company of America LLC, Horizon Pipeline Company and Rockies Express, received a Clean Air Act Section 114 information request from the U.S. EPA, Region V. This information request requires that the three affiliated companies provide the U.S. EPA with air permit and various other information related to their natural gas pipeline compressor station operations located in Illinois, Indiana, and Ohio. The affiliated companies have responded to the request and believe the relevant natural gas compressor station operations are in substantial compliance with applicable air quality laws and regulations.
Administrative Agreement with the U.S. EPA
In April 2011, we received Notices of Proposed Debarment from the U.S. EPA SDD. The Notices proposed the debarment of us (along with four of our subsidiaries), KMI, Kinder Morgan G.P., Inc., and Kinder Morgan Management, LLC, from participation in future federal contracting and assistance activities. The Notices alleged that certain of the respondents’ past environmental violations indicated a lack of present responsibility warranting debarment.
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
TGP, PHMSA Notice of Violation
On April 25, 2012, the PHMSA issued an NOPV against TGP proposing $118,500 in penalties for alleged violations discovered during an inspection prior to Kinder Morgan's ownership of TGP. We responded to the NOPV and paid the penalty to resolve this matter.

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
General
Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur, and changing circumstances could cause these matters to have a material adverse impact. As of September 30, 2012, we have accrued an environmental reserve of $110 million (including $1 million of environmental related liabilities belonging to our FTC Natural Gas Pipelines disposal group). In addition, as of September 30, 2012, we have recorded a receivable of $5 million for expected cost recoveries that have been deemed probable. As of December 31, 2011, our environmental reserve totaled $75 million and our estimated receivable for environmental cost recoveries totaled $5 million. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes; (ii) groundwater and land use near our sites; and (iii) changes in cleanup technology.
Other
We are a defendant in various lawsuits arising from the day-to-day operations of our businesses. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

11. Regulatory Matters
Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process. The amount of regulatory assets and liabilities reflected within “Deferred charges and other assets” and “Other long-term liabilities and deferred credits,” respectively, in our accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011 are not material to our consolidated balance sheets. For information on our pipeline regulatory proceedings, see Note 10 “Litigation, Environmental and Other Contingencies—Federal Energy Regulatory Commission Proceedings” and “California Public Utilities Commission Proceedings.”
TGP's Proposed Sale of Production Area Facilities

On July 26, 2012, TGP filed an application with the FERC seeking authority to abandon by sale certain offshore and onshore supply facilities as well as a related offer of settlement that addresses the proposed rate and accounting treatment associated with the sale. The offer of settlement provides for a rate adjustment to TGP’s maximum tariff rates upon the transfer of the assets and the establishment of a regulatory asset for a portion of the unrecovered net book value of the facilities to be sold. The sale is conditioned on approval by the FERC of both the requested abandonment authorization and offer of settlement. As of September 30, 2012, these assets totaled $32 million and are included within "Assets held for sale" in our accompanying consolidated balance sheet. Additionally, we have recorded an approximately $115 million regulated asset, which is included within "Deferred charges and other assets" in our accompanying consolidated balance sheet as of September 30, 2012, for the portion of the loss that we expect to recover through TGP's jurisdictional transportation rates as outlined in the FERC filing.

TGP Northeast Supply Diversification Project (Docket No. CP11-30-000)

On September 10, 2011, the FERC issued an order authorizing the expansion of TGP's pipeline facilities in northern Pennsylvania and western New York along with an associated lease of transportation capacity from Dominion Transmission, Inc. in order to provide incremental firm transportation service to shippers of 250,000 dekatherms per day of natural gas produced in the Marcellus Shale supply area to northeast markets. The estimated capital cost of the project is $56 million and the capacity is fully subscribed under long-term contracts. The project is planned to be placed in service on November 1, 2012.

TGP Northeast Upgrade Project (Docket No. CP11-161-000)

On May 29, 2012, the FERC issued an order authorizing the expansion of TGP's pipeline facilities in Pennsylvania and New Jersey that will provide needed infrastructure to support continued development of Marcellus shale natural gas production and increase TGP's delivery capacity in the region by 636,000 dekatherms per day. The estimated capital cost of the project is approximately $376 million and the capacity is fully subscribed under long term contracts. The project is anticipated to be placed in service on November 1, 2013.

TGP MPP Project (Docket No. CP12-28-000)

On August 9, 2012, the FERC issued an order authorizing the expansion of TGP's pipeline facilities in northwestern Pennsylvania that will provide needed infrastructure to support continued development of Marcellus shale natural gas production and increase TGP's delivery capacity in the region by 240,000 dekatherms per day. The estimated capital cost of the project is approximately $89 million, and the capacity is fully subscribed under long term contracts. The project is anticipated to be placed in service on November 1, 2013.

TGP Rose Lake Expansion Project (Docket No. CP13-03-000)

On October 10, 2012, TGP filed an application with the FERC requesting authority to expand its pipeline capacity in northern Pennsylvania through the installation and modification of new and existing compression facilities that will result in increased capacity of 230,000 dekatherms per day and will improve the efficiency and reduce emissions by replacing certain older existing compression facilities. The project will further support continued development of Marcellus shale natural gas production in the region. The estimated capital cost of the project is approximately $92 million and the capacity is fully subscribed under long term contracts. The project is anticipated to be placed in service on November 1, 2014.

EPNG Regulatory Matters

Docket No. RP08-426

In April 2010, the FERC approved an offer of settlement which increased EPNG's base tariff rates, effective January 1, 2009. The settlement resolved all but four issues in the proceeding. In January 2011, the presiding administrative law judge issued a decision that for the most part found against EPNG on those four issues. In May 2012, the FERC upheld the initial decision of the presiding administrative law judge in Opinion No. 517 on three of the issues and found in favor of EPNG on one of the issues.  EPNG, along with other parties, has sought rehearing of those decisions to the FERC and may also seek review of any of the FERC's decisions to the U.S. Court of Appeals. However, in compliance with Opinion No. 517, EPNG filed with the FERC to implement certain aspects of the May 2012 order as they relate to rates under Docket No. RP08-426. Although the final outcome of all issues related to this open docket is not currently determinable, EPNG believes the accruals established for this matter are adequate.

Docket No. RP10-1398

In September 2010, EPNG filed a new rate case with the FERC proposing an increase in base tariff rates which would increase revenues by approximately $100 million annually over previously effective tariff rates. In October 2010, the FERC issued an order accepting and suspending the effective date of the proposed rates to April 1, 2011, subject to refund, the outcome of a hearing and other proceedings. Hearings were conducted during the fourth quarter of 2011 and in June 2012, the presiding administrative law judge issued an initial decision which was overall favorable for EPNG. The initial decision is currently being reviewed by the FERC. Participants may appeal this decision to the FERC and ultimately seek review of the FERC's decision to the U.S. Court of Appeals.  Additionally, certain customers have requested that the FERC require EPNG to decrease its currently effective recourse rates based on an order issued in May 2012 for matters in Docket No. RP08-426.  The FERC issued an order requiring the implementation of its decisions in Docket No. RP08-426, which included interim reductions to the currently effective rates. Although EPNG requested rehearing on the interim rate decrease, EPNG filed proforma tariff records to comply with the FERC's order and requested adequate surcharge authority in the event the final rates are above the interim rates. That rehearing request and filing currently are pending before the FERC. EPNG is pursuing settlement with its customers of all issues in both open rate cases. It is uncertain whether the expected increase in revenues will be achieved in the context of any such settlement or following the final determination of the FERC or the courts on the rate matters.  Although the final outcome is not currently determinable, EPNG believes the accruals established for this matter are adequate.

Docket No. CP12-6-000

On October 7, 2011, EPNG submitted an application, pursuant to Section 7(c) of the Natural Gas Act (NGA), requesting a certificate of public convenience and necessity authorizing the construction and operation of the Willcox Lateral 2013 Expansion Project located in Cochise County, Arizona. Concurrent with that application, EPNG also filed an application, pursuant to Section 3 of the NGA, for amended presidential permits to increase the export capacity of certain border crossings connected to the Willcox Lateral. At a cost of approximately $23 million, the project consists of modifications to the existing EPNG Willcox Compressor Station, increasing the maximum allowable operating pressure of the Willcox Lateral, replacing various pipeline road crossings, and upgrading existing meter stations. The new project facilities would create 185,000 dekatherms per day of incremental capacity on the Willcox Lateral. A FERC order approving this project was issued on October 12, 2012, with construction activities beginning shortly thereafter to permit a project in-service date by the second quarter 2013.

12. Recent Accounting Pronouncements
Accounting Standards Updates
None of the Accounting Standards Updates (ASU) that we adopted and that became effective January 1, 2012 (including ASU No. 2011-8, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”) had a material impact on our consolidated financial statements.
ASU No. 2011-11
On December 16, 2011, the Financial Accounting Standards Board issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The disclosure requirements of this ASU mandate that entities disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an enforceable master netting arrangement or similar agreement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements. The scope of this ASU includes derivative contracts, repurchase agreements, and securities borrowing and lending arrangements. Entities are required to apply the amendments of ASU No. 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. All disclosures provided by those amendments are required to be provided retrospectively for all comparative periods presented. We are currently reviewing the effects of ASU No. 2011-11.
ASU No. 2012-02
On July 27, 2012, the Financial Accounting Standards Board issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not (that is, a likelihood of more than 50%) that an indefinite-lived intangible asset other than goodwill is impaired. If, after this assessment, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test prescribed by current accounting principles. Moreover, an entity can bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test, and then resume performing the qualitative assessment in any subsequent period. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (January 1, 2013 for us), and early adoption is permitted. We are currently reviewing the effects of ASU No. 2012-02.
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
We prepared our consolidated financial statements in accordance with U.S. generally accepted accounting principles. In addition, as discussed in Notes 1, 2, and 3 to our consolidated financial statements included elsewhere in this report, our financial statements reflect:

•
the reclassifications necessary to reflect the results of our FTC Natural Gas Pipelines disposal group as discontinued operations. Accordingly, we have excluded the disposal group’s financial results from our Natural Gas Pipelines business segment disclosures for all periods presented in this report; and

•
our August 1, 2012 acquisition of net assets from KMI as if such acquisition had taken place on May 25, 2012, the effective date that KMI acquired the same net assets from El Paso Corporation. We refer to this transfer of net assets from KMI to us as the drop-down transaction, and we refer to the transferred assets as our drop-down asset group. We accounted for the drop-down transaction as a transfer of net assets between entities under common control, and accordingly, the financial information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations include the financial results of the drop-down asset group for all periods subsequent to May 25, 2012.

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
Consolidated

	Three Months Ended September 30,
	2012	2011	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines(b)	$150	$103	$47	46%
Natural Gas Pipelines(c)	405	18	387	2,150%
CO2(d)	327	295	32	11%
Terminals(e)	183	180	3	2%
Kinder Morgan Canada	56	48	8	17%
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	1,121	644	477	74%
Depreciation, depletion and amortization expense(f)	(292)	(247)	(45)	(18)%
Amortization of excess cost of equity investments	(1)	(2)	1	50%
General and administrative expense(g)	(131)	(100)	(31)	(31)%
Interest expense, net of unallocable interest income(h)	(181)	(132)	(49)	(37)%
Unallocable income tax expense	(2)	(2)	—	—%
Income from continuing operations	514	161	353	219%
Income (Loss) from discontinued operations(i)	(131)	55	(186)	(338)%
Net Income	383	216	167	77%
Net Income attributable to noncontrolling interests(j)	(4)	(1)	(3)	(300)%
Net Income attributable to Kinder Morgan Energy Partners, L.P.	$379	$215	$164	76%
____________

	Nine Months Ended September 30,
	2012	2011	Earnings increase / (decrease)
	(In millions, except percentages)
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines(k)	$492	$304	$188	62%
Natural Gas Pipelines(l)	877	319	558	175%
CO2(m)	988	823	165	20%
Terminals(n)	565	525	40	8%
Kinder Morgan Canada(o)	158	150	8	5%
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	3,080	2,121	959	45%
Depreciation, depletion and amortization expense(p)	(796)	(685)	(111)	(16)%
Amortization of excess cost of equity investments	(5)	(5)	—	—%
General and administrative expense(q)	(379)	(387)	8	2%
Interest expense, net of unallocable interest income(r)	(474)	(393)	(81)	(21)%
Unallocable income tax expense	(7)	(7)	—	—%
Income from continuing operations	1,419	644	775	120%
Income (Loss) from discontinued operations(s)	(682)	145	(827)	(570)%
Net Income	737	789	(52)	(7)%
Net Income attributable to noncontrolling interests(t)	(12)	(6)	(6)	(100)%
Net Income (Loss) attributable to Kinder Morgan Energy Partners, L.P.	$725	$783	$(58)	(7)%
____________

(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other expense (income). Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)
2012 amount includes a $34 million increase in expense associated with environmental liability adjustments, a $9 million increase in expense associated with rate case liability adjustments, and an $8 million gain from the disposal of property related to the sale of a portion of our former Gaffey Street terminal land, located in San Pedro, California. 2011 amount includes a $69 million increase in expense associated with rate case, leased rights-of-way and other legal liability adjustments, and a $6 million increase in expense associated with environmental liability adjustments.

(c)
2012 amount includes (i) earnings of $71 million attributable to our drop-down asset group for periods prior to our acquisition date of August 1, 2012; (ii) a $1 million increase in expense related to hurricane clean-up and repair activities; and (iii) a $1 million decrease in income from incremental severance expenses. 2011 amount includes a $167 million loss from the remeasurement of our previously held 50% equity interest in KinderHawk Field Services LLC to fair value.

(d)
2012 and 2011 amounts include a $5 million decrease in income and an $8 million increase in income, respectively, from unrealized gains and losses on derivative contracts used to hedge forecast crude oil sales.

(e)
2012 amount includes a $1 million increase in expense related to hurricane clean-up and repair activities. 2011 amount includes (i) a $1 million increase in expense associated with storm damage and repair activities at our Carteret, New Jersey liquids terminal; (ii) a $1 million loss from property write-offs associated with the on-going dissolution of our partnership interest in Globalplex Handling; and (iii) a $1 million gain from the sale of our ownership interest in Arrow Terminals B.V.

(f)	2012 amount includes a $14 million increase in expense attributable to our drop-down asset group for periods prior to our acquisition date of August 1, 2012.

(g)
2012 amount includes (i) a $13 million increase in expense attributable to our drop-down asset group for periods prior to our acquisition date of August 1, 2012; (ii) a $3 million increase in unallocated severance expenses; and (iii) a $2 million increase in expense for certain asset and business acquisition costs. 2011 amount includes (i) a $1 million decrease in unallocated payroll tax expense (related to an $87 million special bonus expense to non-senior management employees allocated to us from KMI in the first quarter of 2011); however, we do not have any obligation, nor did we pay any amounts related to this compensation expense; and (ii) a $1 million increase in expense for certain asset and business acquisition costs.

(h)
2012 amount includes an $8 million increase in expense attributable to our drop-down asset group for periods prior to our acquisition date of August 1, 2012, and a $1 million increase in expense attributable to incremental fees related to our short-term bridge loan credit facility.

(i)
Represents amounts attributable to our FTC Natural Gas Pipelines disposal group. 2012 amount consists of a $131 million loss before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (including a combined $178 million loss from both costs to sell and the remeasurement of net assets to fair value). 2011 amount consists of $62 million of earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments, and $7 million of depreciation and amortization expense.

(j)
2012 and 2011 amounts include decreases of $1 million and $3 million, respectively, in net income attributable to our noncontrolling interests, related to the combined effect from all of the three month 2012 and 2011 items previously disclosed in these footnotes.

(k)
2012 amount includes a $34 million increase in expense associated with environmental liability adjustments, a $9 million increase in expense associated with rate case liability adjustments, and an $8 million gain from the disposal of property related to the sale of a portion of our former Gaffey Street terminal land. 2011 amount includes (i) a $234 million increase in expense associated with rate case, leased rights-of-way, and other legal liability adjustments; (ii) a $6 million increase in expense associated with environmental liability adjustments; and (iii) an $11 million gain from the disposal of property related to the sale of a portion of our former Gaffey Street terminal land.

(l)
2012 amount includes (i) earnings of $131 million attributable to our drop-down asset group for periods prior to our acquisition date of August 1, 2012; (ii) a $1 million increase in expense related to hurricane clean-up and repair activities; and (iii) a $1 million decrease in income from incremental severance expenses. 2011 amount includes a $167 million loss from the remeasurement of our previously held 50% equity interest in KinderHawk Field Services LLC to fair value.

(m)
2012 and 2011 amounts include an $8 million decrease in income and a $10 million increase in income, respectively, from unrealized gains and losses on derivative contracts used to hedge forecast crude oil sales. 2012 amount also includes a $7 million gain from the sale of our ownership interest in the Claytonville oil field unit.

(n)
2012 amount includes a $12 million casualty indemnification gain related to a 2010 casualty at our Port Sulphur, Louisiana, International Marine Terminal facility, and a $1 million increase in expense related to hurricane clean-up and repair activities. 2011 amount includes (i) a $5 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to us from KMI (however, we do not have any obligation, nor did we pay any amounts related to this compensation expense); (ii) a $4 million casualty indemnification gain related to a 2008 fire at our Pasadena, Texas liquids terminal; (iii) a combined $2 million increase in income from adjustments associated with the sale of our ownership interest in the boat fleeting business we acquired from Megafleet Towing Co., Inc. in April 2009; (iv) a combined $2 million increase in income associated with the sale of a 51% ownership interest in two of our subsidiaries: River Consulting LLC and Devco USA L.L.C.; (v) a $1 million gain from the sale of our ownership interest in Arrow Terminals B.V.; (vi) a $4 million increase in expense at our Carteret terminal, associated with storm and fire damage and repair activities, environmental liability adjustments, and the settlement of a certain litigation matter; (vii) a $1 million loss from property write-offs associated with the on-going dissolution of our partnership interest in Globalplex Handling; and (viii) a $1 million loss from property write-offs associated with the 2010 casualty at our International Marine Terminal facility.

(o)
2011 amount includes a $2 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to us from KMI (however, we do not have any obligation, nor did we pay any amounts related to this compensation expense).

(p)	2012 amount includes a $31 million increase in expense attributable to our drop-down asset group for periods prior to our acquisition date of August 1, 2012.

(q)
2012 amount includes (i) a $56 million increase in expense attributable to our drop-down asset group for periods prior to our acquisition date of August 1, 2012; (ii) a $4 million increase in unallocated severance expenses; and (iii) a $2 million increase in expense for certain asset and business acquisition costs. 2011 amount includes (i) a combined $90 million increase in non-cash compensation expense (including $87 million related to a special bonus expense to non-senior management employees) allocated to us from KMI in the first quarter of 2011; however, we do not have any obligation, nor did we pay any amounts related to this compensation expense; (ii) a $2 million increase in expense for certain asset and business acquisition costs; and (iii) a $1 million increase in unallocated payroll tax expense (related to an $87 million special bonus expense to non-senior management employees allocated to us from KMI in the first quarter of 2011); however, we do not have any obligation, nor did we pay any amounts related to this compensation expense.

(r)
2012 amount includes a $21 million increase in expense attributable to our drop-down asset group for periods prior to our acquisition date of August 1, 2012, and a $1 million increase in expense attributable to incremental fees related to our short-term bridge loan credit facility.

(s)
Represents amounts attributable to our FTC Natural Gas Pipelines disposal group. 2012 amount consists of (i) a $675 million loss before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (including a combined $827 million loss from both costs to sell and the remeasurement of net assets to fair value); and (ii) $7 million of depreciation and amortization expense. 2011 amount consists of (i) $165 million of earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (including a $10 million increase in expense from the write-off of a receivable for fuel under-collected prior to 2011); and (ii) $20 million of depreciation and amortization expense.

(t)
2012 and 2011 amounts include decreases of $4 million and $7 million, respectively, in net income attributable to our noncontrolling interests, related to the combined effect from all of the nine month 2012 and 2011 items previously disclosed in these footnotes.

As more fully described in our 2011 Form 10-K and our Current Report on Form 8-K filed May 1, 2012, we own and manage a diversified portfolio of energy transportation and storage assets, and primarily, our business model is designed to generate stable, fee-based income that provides overall long-term value to our unitholders. Our partnership agreement requires us to distribute 100% of our available cash to our partners on a quarterly basis (available cash as defined in our partnership agreement generally consists of all our cash receipts, less cash disbursements and changes in reserves). Distributable cash flow, sometimes referred to as DCF, is an overall performance metric we use as a measure of available cash, and the calculation of our DCF, for each of the three and nine month periods ended September 30, 2012 and 2011 is as follows (calculated before the combined effect from all of the three and nine month certain items disclosed in the footnotes to the tables above):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Net Income	$383	$216	$737	$789
Add-back: Certain items - combined expense(a)	191	235	838	479
Net Income before certain items	574	451	1,575	1,268
Less: Net Income before certain items attributable to noncontrolling interests	(5)	(4)	(16)	(13)
Net Income before certain items attributable to Kinder Morgan Energy Partners, L.P.	569	447	1,559	1,255
Less: General Partner's interest in Net Income before certain items(b)	(367)	(301)	(1,025)	(876)
Limited Partners' interest in Net Income before certain items	202	146	534	379
Depreciation, depletion and amortization(c)	331	292	913	834
Book (cash) taxes paid, net	—	9	7	19
Incremental contributions from equity investments in the Express Pipeline and Endeavor Gathering LLC	—	2	3	8
Sustaining capital expenditures(d)	(78)	(55)	(174)	(140)
Distributable cash flow (DCF) before certain items	$455	$394	$1,283	$1,100
____________

(a)	Equal to the combined effect from all of the three and nine month 2012 and 2011 items previously disclosed in the footnotes to the tables included above.

(b)
Three and nine month 2012 amounts include decreases in income of $6 million and $19 million, respectively, and three and nine month 2011 amounts include decreases in income of $7 million and $21 million, respectively, for waived incentive amounts related to common units issued to finance a portion of our May 2010 KinderHawk Field Services LLC acquisition.

(c)
Three and nine month 2012 amounts include increases in expense of $52 million and $136 million, respectively, and three and nine month 2011 amounts include increases in expense of $36 million and $124 million, respectively, for our proportionate share of the depreciation expenses of (i) Rockies Express Pipeline LLC; (ii) Midcontinent Express Pipeline LLC; (iii) Fayetteville Express Pipeline LLC; (iv) Cypress Interstate Pipeline LLC; (v) EagleHawk Field Services LLC; (vi) Red Cedar Gathering LLC; (vii) for 2012 amounts only, Eagle Ford Gathering LLC, El Paso Midstream Investment Company LLC, El Paso Natural Gas Pipeline LLC and Bear Creek Storage LLC; and (viii) for 2011 amounts only, KinderHawk Field Services LLC.

(d)
Three and nine month 2012 amounts include increases in expenditures of $8 million and $13 million, respectively, and nine month 2011 amount includes an increase in expenditures of $3 million, all for our proportionate share of the sustaining capital expenditures of (i) Rockies Express Pipeline LLC; (ii) Midcontinent Express Pipeline LLC; (iii) Fayetteville Express Pipeline LLC; (iv) Cypress Interstate Pipeline LLC; (v) EagleHawk Field Services LLC; (vi) Eagle Ford Gathering LLC; (vii) Red Cedar Gathering LLC; (viii) El Paso Natural Gas Pipeline LLC; (ix) Bear Creek Storage LLC; and (x) El Paso Midstream Investment Company, LLC.

With regard to our reportable business segments, we consider each period’s earnings before all non-cash depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments, to be an important measure of our success in maximizing returns to our partners. We also use segment earnings before depreciation, depletion and amortization expenses (defined in the table above and sometimes referred to in this report as EBDA) internally as a measure of profit and loss used for evaluating segment performance and for deciding how to allocate resources to our five reportable business segments.
For the comparable third quarter periods of 2012 and 2011, our total segment earnings before depreciation, depletion and amortization expenses increased $477 million (74%) in 2012; however, this overall increase in earnings:

▪
included a $263 million increase in earnings before depreciation, depletion and amortization expenses from the effect of the certain items described in footnotes (b), (c), (d), and (e) to the table above (which combined to increase total segment EBDA by $28 million in the third quarter of 2012 and decrease segment EBDA by $235 million in the third quarter of 2011); and

▪
excluded a $15 million decrease in earnings before depreciation, depletion and amortization expenses from discontinued operations (as described in footnote (i) to the table above and excluding the combined $178 million loss from both costs to sell and the remeasurement of net assets to fair value in the third quarter of 2012).

After adjusting for these two items, the remaining $199 million (21%) increase in quarterly segment earnings before depreciation, depletion and amortization resulted primarily from better performance in the third quarter of 2012 from all five of our business segments.
For the comparable nine month periods, total segment earnings before depreciation, depletion and amortization expenses increased $959 million (45%) in 2012; however, this overall increase:

▪
included a $480 million increase in earnings before depreciation, depletion and amortization expenses from the effect of the certain items described in footnotes (k), (l), (m), (n) and (o) to the table above (which combined to increase total segment EBDA by $104 million in the first nine months of 2012 and decrease segment EBDA by $376 million in the first nine months of 2011); and

▪
excluded a $23 million decrease in earnings before depreciation, depletion and amortization expenses from discontinued operations (as described in footnote (s) to the table above and excluding both the combined $827 million loss from costs to sell and the remeasurement of net assets to fair value in the first nine months of 2012 and the $10 million increase in expense in the third quarter of 2011 from the write-off of a receivable for fuel under-collected prior to 2011).

After adjusting for these two items, the remaining $456 million (17%) increase in segment earnings before depreciation, depletion and amortization in the first nine months of 2012 versus the first nine months of 2011 resulted from higher earnings from our Natural Gas Pipelines, CO2, and Terminals, and Kinder Morgan Canada business segments, partially offset by lower earnings from our Products Pipelines business segment.
Products Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions, except operating statistics)
Revenues	$386	$242	$940	$695
Operating expenses(a)	(256)	(146)	(497)	(426)
Other income (expense)(b)	7	(1)	7	10
Earnings from equity investments	14	12	43	35
Interest income and Other, net	1	1	11	4
Income tax (expense) benefit	(2)	(5)	(12)	(14)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$150	$103	$492	$304

Gasoline (MMBbl)(c)	98.1	101.7	292.9	297.2
Diesel fuel (MMBbl)	36.3	37.2	105.7	110.7
Jet fuel (MMBbl)	28.3	28.1	84.0	82.9
Total refined product volumes (MMBbl)	162.7	167.0	482.6	490.8
Natural gas liquids (MMBbl)	8.5	7.6	23.1	19.8
Total delivery volumes (MMBbl)(d)	171.2	174.6	505.7	510.6
Ethanol (MMBbl)(e)	8.9	8.0	24.1	23.0
____________

(a)
Three and nine month 2012 amounts include a $34 million increase in expense associated with environmental liability adjustments, and a $9 million increase in expense associated with rate case liability adjustments. Three and nine month 2011 amounts include increases in expense of $69 million and $234 million, respectively, associated with rate case, leased rights-of-way and other legal liability adjustments, and a $6 million increase in expense associated with environmental liability adjustments.

(b)
Three and nine month 2012 amounts include a gain of $8 million, and nine month 2011 amount includes a gain of $11 million, all from the disposal of property related to the sale of a portion of our former Gaffey Street terminal land.

(c)	Volumes include ethanol pipeline volumes.

(d)	Includes Pacific, Plantation, Calnev, Central Florida, Cochin and Cypress pipeline volumes.

(e)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

Combined, the certain items described in footnotes (a) and (b) to the table above accounted for increases in segment earnings before depreciation, depletion and amortization expenses of $40 million in the third quarter of 2012, and $194 million in the the first nine months of 2012, when compared to the same two periods of 2011. Following is information, for each of the comparable three and nine month periods of 2012 and 2011, related to the segment’s (i) remaining $7 million (4%) increase and $6 million (1%) decrease in earnings before depreciation, depletion and amortization; and (ii) $144 million increase (60%) and $245 million (35%) increase in operating revenues:
Three months ended September 30, 2012 versus Three months ended September 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Transmix operations	$3	34%	$152	1,344%
Cochin Pipeline	2	15%	(5)	(18)%
Southeast Terminals	2	11%	—	—%
Calnev Pipeline	(2)	(15)%	(2)	(10)%
Pacific operations	(1)	(2)%	(5)	(4)%
All others (including eliminations)	3	7%	4	9%
Total Products Pipelines	$7	4%	$144	60%
____________

Nine months ended September 30, 2012 versus Nine months ended September 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Pacific operations	$(17)	(7)%	$(15)	(5)%
Transmix operations	(11)	(44)%	259	713%
Calnev Pipeline	(6)	(14)%	(4)	(7)%
Cochin Pipeline	12	30%	(3)	(5)%
Plantation Pipeline	3	8%	1	6%
All others (including eliminations)	13	8%	7	4%
Total Products Pipelines	$(6)	(1)%	$245	35%

The primary increases and decreases in our Products Pipelines business segment’s earnings before depreciation, depletion and amortization expenses in the comparable three and nine month periods of 2012 and 2011 included the following:

▪
an increase of $3 million (34%) and a decrease of $11 million (44%), respectively, from our transmix processing operations. The quarter-to-quarter increase in earnings was driven by favorable pricing. The drop in earnings across the comparable nine month periods was primarily due to a decrease in processing volumes and unfavorable net carrying value adjustments to product inventory. The period-to-period increases in revenues were due mainly to the expiration of certain transmix fee-based processing agreements in March 2012. Due to the expiration of these contracts, we now directly purchase incremental volumes of transmix and sell incremental volumes of refined products, resulting in both higher revenues and higher costs of sales expenses;

▪
increases of $2 million (15%) and $12 million (30%), respectively, from our Cochin Pipeline—the increase in earnings in the comparable quarterly periods was primarily due to a favorable income tax adjustment. The increase in earnings across the comparable year-to-date periods was largely due to a 25% increase in pipeline throughput volumes (due in part to completed expansion projects since the end of the third quarter of 2012), and to the favorable settlement of a pipeline access dispute;

▪
decreases of $2 million (15%) and $6 million (14%), respectively, from our Calnev Pipeline—chiefly due to lower period-to-period delivery volumes that were due in part to incremental services offered by a competing pipeline;

▪	for the comparable three month periods, a $2 million (11%) increase from our Southeast terminal operations—due mainly to increased throughput volumes of refined products and biofuels;

▪
decreases of $1 million (2%) and $17 million (7%), respectively, from our Pacific operations. Earnings were essentially flat across both quarterly periods, but decreased in the comparable nine month periods due primarily to lower operating revenues. Mainline transportation revenues dropped in the first nine months of 2012, due largely to lower average FERC tariffs as a result of rate case rulings settlements made since the end of the third quarter of 2011; and

▪
for the comparable nine month periods, an increase of $3 million (8%) from our approximate 51% interest in the Plantation pipeline system—due largely to higher transportation revenues driven by higher average tariff rates since the end of the third quarter of 2011.

Natural Gas Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions, except operating statistics)
Revenues(a)	$1,113	$1,093	$2,699	$2,999
Operating expenses(b)	(783)	(939)	(1,966)	(2,608)
Other expense	(1)	—	(1)	—
Earnings from equity investments(c)	75	29	145	95
Interest income and Other, net(d)	2	(165)	3	(164)
Income tax (expense) benefit	(1)	—	(3)	(3)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments from continuing operations	405	18	877	319
Discontinued operations(e)	(131)	62	(675)	165
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments including discontinued operations	$274	$80	$202	$484

Natural gas transport volumes (Bcf)(f)	1,772.1	1,598.1	5,175.8	4,708.9
Natural gas sales volumes (Bcf)(f)	228.7	215.1	657.2	598.7
____________

(a)
Three and nine month 2012 amounts include increases of $82 million and $181 million, respectively, attributable to our drop-down asset group for periods prior to our acquisition date of August 1, 2012.

(b)
Three and nine month 2012 amounts include (i) increases of $19 million and $51 million, respectively, attributable to our drop-down asset group for periods prior to our acquisition date of August 1, 2012; and (ii) a $1 million increase in expense related to hurricane clean-up and repair activities.

(c)
Three and nine month 2012 amounts include a $1 million decrease in earnings from incremental severance expenses. Three month 2012 amount also includes an increase of $7 million attributable to our drop-down asset group for periods prior to our acquisition date of August 1, 2012.

(d)
Three and nine month 2012 amounts include an increase of $1 million attributable to our drop-down asset group for periods prior to our acquisition date of August 1, 2012. Three and nine month 2011 amounts include a $167 million loss from the remeasurement of our previously held 50% equity interest in KinderHawk Field Services LLC to fair value.

(e)
Represents earnings (losses) before depreciation, depletion and amortization expense attributable to our FTC Natural Gas Pipelines disposal group. Three and nine month 2012 amounts include losses of $178 million and $827 million, respectively, from both incremental selling expenses and the remeasurement of net assets to fair value. Nine month 2011 amount includes a $10 million increase in expense from the write-off of a receivable for fuel under-collected prior to 2011. Three and nine month 2012 amounts also include revenues of $71 million and $204 million, respectively, and three and nine month 2011 amounts also include revenues of $83 million and $241 million, respectively.

(f)
Includes Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company LLC, TransColorado Gas Transmission Company LLC, Midcontinent Express Pipeline LLC, Kinder Morgan Louisiana Pipeline LLC, Fayetteville Express Pipeline LLC, Rockies Express Pipeline LLC, Tennessee Gas Pipeline L.L.C., El Paso Natural Gas Pipeline LLC and Texas intrastate natural gas pipeline group pipeline volumes. Volumes for acquired pipelines are included for all periods.

Combined, the certain items described in footnotes (a) through (e) to the table above increased our Natural Gas Pipelines business segment’s earnings before depreciation, depletion and amortization (including discontinued operations) by $58 million in the third quarter of 2012, and decreased earnings before depreciation, depletion and amortization by $521 million in the first nine months of 2012, when compared to the same prior year periods. The certain items also accounted for increases of $82 million and $181 million, respectively, in segment revenues for both comparable three and nine month periods. Following is information, for each of the comparable three and nine month periods of 2012 and 2011 and including discontinued operations, related to the increases and decreases in the segment’s (i) remaining $136 million (55%) and $239 million (36%) increases in earnings before depreciation, depletion and amortization; and (ii) remaining $74 million (6%) and $518 million (16%) decreases in operating revenues:

Three months ended September 30, 2012 versus Three months ended September 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Tennessee Gas Pipeline	$124	n/a	$166	n/a
El Paso Natural Gas Pipeline(b)	15	n/a	n/a	n/a
Kinder Morgan Treating operations	13	119%	30	191%
Eagle Ford Gathering(b)	9	529%	n/a	n/a
Fayetteville Express Pipeline(b)	7	118%	n/a	n/a
Texas Intrastate Natural Gas Pipeline Group	(12)	(17)%	(252)	(25)%
KinderHawk Field Services(a)	(3)	(7)%	(1)	(2)%
All others (including eliminations)	(2)	(4)%	(5)	(15)%
Total Natural Gas Pipelines-continuing operations	151	82%	(62)	(6)%
Discontinued operations(c)	(15)	(24)%	(12)	(14)%
Total Natural Gas Pipelines-including discontinued operations	$136	55%	$(74)	(6)%
____________

Nine months ended September 30, 2012 versus Nine months ended September 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Tennessee Gas Pipeline	$124	n/a	$166	n/a
KinderHawk Field Services(a)	63	93%	100	203%
Kinder Morgan Treating operations	31	95%	74	155%
Fayetteville Express Pipeline(b)	28	239%	n/a	n/a
Eagle Ford Gathering(b)	15	919%	n/a	n/a
El Paso Natural Gas Pipeline(b)	15	n/a	n/a	n/a
Texas Intrastate Natural Gas Pipeline Group	(19)	(8)%	(816)	(29)%
All others (including eliminations)	5	4%	(5)	(5)%
Total Natural Gas Pipelines-continuing operations	262	54%	(481)	(16)%
Discontinued operations(c)	(23)	(13)%	(37)	(15)%
Total Natural Gas Pipelines-including discontinued operations	$239	36%	$(518)	(16)%
____________
n/a – not applicable

(a)	Equity investment until July 1, 2011. See Note (b).

(b)
Equity investment. We record earnings under the equity method of accounting, but we receive distributions in amounts essentially equal to equity earnings plus depreciation and amortization expenses less sustaining capital expenditures.

(c)	Represents amounts attributable to our FTC Natural Gas Pipelines disposal group.

The overall increases in our Natural Gas Pipelines business segment’s earnings before depreciation, depletion and amortization expenses in the comparable three and nine month periods of 2012 and 2011 were driven by incremental contributions from (i) our Tennessee Gas Pipeline and our 50%-owned El Paso Natural Gas Pipeline, which we acquired from KMI effective August 1, 2012; and (ii) the inclusion of a full nine months of operations in 2012 from our Kinder Morgan Treating operations, which we acquired from SouthTex Treaters, Inc. effective November 30, 2011.
Other significant increases and decreases in our Natural Gas Pipelines business segment’s earnings before depreciation, depletion and amortization in the comparable three and nine month periods of 2012 and 2011 included the following:

▪	incremental equity earnings of $9 million and $15 million, respectively, from our 50%-owned Eagle Ford

Gathering LLC, which initiated flow on its natural gas gathering system on August 1, 2011;

▪
increases of $7 million (118%) and $28 million (239%), respectively, attributable to incremental equity earnings from our 50%-owned Fayetteville Express pipeline system—driven by a ramp-up in firm contract transportation volumes, and to lower interest expense. Period-to-period transportation revenues increased due to increases in natural gas transmission volumes of 8% and 15%, respectively, and the decreases in interest expense related to Fayetteville's refinancing of its prior bank credit facility in July 2011;

▪
decreases of $12 million (17%) and $19 million (8%), respectively, from our Texas intrastate natural gas pipeline group. The decreases were driven by higher operating and maintenance expenses, lower margins on natural gas processing activities, and for the comparable nine month periods, by lower margins on natural gas sales. The increases in expenses were driven by both higher pipeline integrity maintenance and unexpected well repairs. The decreases in processing margins were mostly due to lower natural gas liquids prices, and the period-to-period decrease in sales margin was primarily due to lower average natural gas sales prices;

▪
a decrease of $3 million (7%) and an increase of $63 million (93%), respectively, from our now wholly-owned KinderHawk Field Services LLC. The quarter-to-quarter decrease in earnings related primarily to lower gathering volumes and lower cashout settlement revenues. The increase across the comparable nine month periods was mainly due to incremental earnings resulting from the inclusion of a full nine months of operations in 2012. Effective July 1, 2011, we acquired the remaining 50% ownership interest in KinderHawk that we did not already own.

The period-to-period decreases in earnings before depreciation, depletion and amortization from discontinued operations were largely due to lower operating revenues from both our Kinder Morgan Interstate Gas Transmission and Trailblazer pipeline systems. The decreases generally related to lower net fuel recoveries, lower margins on operational natural gas sales, and excess natural gas transportation capacity existing out of the Rocky Mountain region.
The overall changes in both segment revenues and segment operating expenses (which include natural gas costs of sales) in the comparable three and nine month periods of 2012 and 2011 primarily relate to the natural gas purchase and sale activities of our Texas intrastate natural gas pipeline group, with the variances from period-to-period in both revenues and operating expenses mainly due to corresponding changes in the intrastate group’s average prices and volumes for natural gas purchased and sold. Our intrastate group both purchases and sells significant volumes of natural gas, which is often stored and/or transported on its pipelines, and because the group generally sells natural gas in the same price environment in which it is purchased, the increases and decreases in its gas sales revenues are largely offset by corresponding increases and decreases in its gas purchase costs. For the comparable third quarter periods of 2012 and 2011, our Texas intrastate natural gas pipeline group accounted for 68% and 85%, respectively, of the segment’s revenues, and 85% and 94%, respectively, of the segment’s operating expenses. For the comparable nine month periods of both years, the intrastate group accounted for 73% and 87%, respectively, of total segment revenues, and 87% and 94%, respectively, of total segment operating expenses.
CO2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions, except operating statistics)
Revenues(a)	$420	$372	$1,250	$1,063
Operating expenses	(97)	(83)	(282)	(256)
Other income(b)	—	—	7	—
Earnings from equity investments	5	7	18	18
Interest income and Other, net	1	1	—	2
Income tax (expense) benefit	(2)	(2)	(5)	(4)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$327	$295	$988	$823

Southwest Colorado carbon dioxide production (gross) (Bcf/d)(c)	1.2	1.2	1.2	1.2
Southwest Colorado carbon dioxide production (net) (Bcf/d)(c)	0.5	0.5	0.5	0.5
SACROC oil production (gross)(MBbl/d)(d)	30.0	29.4	28.4	28.9
SACROC oil production (net)(MBbl/d)(e)	25.0	24.5	23.7	24.1
Yates oil production (gross)(MBbl/d)(d)	20.6	21.5	20.9	21.7
Yates oil production (net)(MBbl/d)(e)	9.3	9.5	9.3	9.6
Katz oil production (gross)(MBbl/d)(d)	1.8	0.5	1.7	0.3
Katz oil production (net)(MBbl/d)(e)	1.5	0.4	1.4	0.3
Natural gas liquids sales volumes (net)(MBbl/d)(e)	9.3	8.4	9.3	8.4
Realized weighted average oil price per Bbl(f)	$88.64	$70.43	$88.39	$69.54
Realized weighted average natural gas liquids price per Bbl(g)	$44.27	$68.86	$51.53	$65.53
____________

(a)
Three and nine month 2012 amounts include unrealized losses of $5 million and $8 million, respectively, and three and nine month 2011 amounts include unrealized gains of $8 million and $10 million, respectively, all relating to derivative contracts used to hedge forecast crude oil sales.

(b)	Nine month 2012 amount represents the gain from the sale of our ownership interest in the Claytonville oil field unit.

(c)	Includes McElmo Dome and Doe Canyon sales volumes.

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
For the three and nine months ended September 30, 2012, the certain items described in footnotes (a) and (b) to the table above (i) decreased earnings before depreciation, depletion and amortization by $13 million and $11 million, respectively; and (ii) decreased revenues by $13 million and $18 million, respectively, when compared to the same two periods of 2011. For each of the segment’s two primary businesses, following is information related to the increases and decreases, in the comparable three and nine month periods of 2012 and 2011, in the segment’s remaining (i) $45 million (16%) and $176 million (22%) increases in earnings before depreciation, depletion and amortization; and (ii) $61 million (17%) and $205 million (19%) increases in operating revenues:

Three months ended September 30, 2012 versus Three months ended September 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$32	15%	$51	18%
Sales and Transportation Activities	13	19%	8	9%
Intrasegment eliminations	—	—%	2	9%
Total CO2	$45	16%	$61	17%
____________

Nine months ended September 30, 2012 versus Nine months ended September 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$137	23%	$169	20%
Sales and Transportation Activities	39	17%	30	11%
Intrasegment eliminations	—	—%	6	11%
Total CO2	$176	22%	$205	19%

The increases in earnings for the comparable three and nine month periods of 2012 and 2011 from the segment’s oil and gas producing activities were driven by increases of $68 million (30%) and $188 million (29%), respectively, in crude oil sales revenues. The increases were due to both higher average realizations for U.S. crude oil, increased oil production at the Katz field unit, and for the comparable nine month periods, to increased oil production at the SACROC field unit. When compared to the same periods a year ago, our realized weighted average price per barrel of crude oil increased 26% in the third quarter of 2012 (from $70.43 per barrel in third quarter 2011 to $88.64 per barrel in third quarter 2012) and 27% in the first nine months of 2012 (from $69.54 per barrel in the first nine months of 2011 to $88.39 per barrel in the first nine months of 2012) . Had we not used energy derivative contracts to transfer commodity price risk, our crude oil sales prices would have averaged $89.07 and $92.23 per barrel in the third quarter and first nine months of 2012, respectively, and $87.73 and $92.71 per barrel in the third quarter and first nine months of 2011, respectively. Partially offsetting the increases in crude oil sales revenues were decreases in plant product sales revenues of $15 million (29%) and $19 million (12%), respectively, due to period-to-period decreases in the realized weighted average price per barrel of natural gas liquids of 36% and 21%, respectively.
The increases in earnings before depreciation, depletion and amortization expenses from the segment’s sales and transportation activities were driven by higher non-consent revenues, higher reimbursable project revenues, and for the comparable nine month periods, higher carbon dioxide sales revenues. The increases in non-consent revenues related to sharing arrangements pertaining to certain expansion projects completed at the McElmo Dome unit in Colorado since the end of the third quarter of 2011. The increase in reimbursable revenues related to the completion of prior expansion projects on the Central Basin pipeline system. Although essentially flat across both comparable quarterly periods, the revenues we realized from carbon dioxide sales increased by $15 million (8%) in the first nine months of 2012, when compared to the first nine months of last year. The increase was driven by a 17% increase in average sales prices, due primarily to two factors: (i) a change in the mix of contracts resulting in more carbon dioxide being delivered under higher price contracts; and (ii) heavier weighting of new carbon dioxide contract prices to the price of crude oil.
Terminals

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions, except operating statistics)
Revenues	$334	$328	$1,018	$980
Operating expenses(a)	(156)	(156)	(480)	(480)
Other income(b)	2	2	15	5
Earnings from equity investments	5	3	16	8
Interest income and Other, net(c)	—	—	1	5
Income tax (expense) benefit(d)	(2)	3	(5)	7
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$183	$180	$565	$525

Bulk transload tonnage (MMtons)(e)	23.7	26.7	74.2	74.8
Ethanol (MMBbl)	15.7	15.5	49.9	44.9
Liquids leaseable capacity (MMBbl)	60.2	59.5	60.2	59.5
Liquids utilization %	92.9%	93.2%	92.9%	93.2%
__________

(a)
Three and nine month 2012 amounts include increases in expense of $1 million related to hurricane clean-up and repair activities. Three and nine month 2011 amounts include increases in expense of $1 million and $4 million, respectively, at our Carteret, New Jersey liquids terminal, associated with storm and fire damage and repair activities, environmental liability adjustments, and the settlement of a certain litigation matter. Nine month 2011 amount also includes a $1 million increase in expense associated with the sale of our ownership interest in the boat fleeting business we acquired from Megafleet Towing Co., Inc. in April 2009.

(b)
Nine month 2012 amount includes a $12 million casualty indemnification gain related to a 2010 casualty at our Port Sulphur, Louisiana, International Marine Terminal facility. Three and nine month 2011 amounts include a $1 million loss from property write-offs associated with the on-going dissolution of our partnership interest in Globalplex Handling, and a $1 million gain from the sale of our ownership interest in Arrow Terminals B.V. Nine month 2011 amount also includes (i) a $4 million casualty indemnification gain related to a 2008 fire at our Pasadena, Texas liquids terminal; (ii) a $1 million gain associated with the sale of our ownership interest in the boat fleeting business described in footnote (a); and (iii) a $1 million loss from property write-offs associated with the 2010 casualty at our International Marine Terminal facility.

(c)	Nine month 2011 amount includes a $4 million gain associated with the sale of a 51% ownership interest in two of our subsidiaries: River Consulting LLC and Devco USA L.L.C.

(d)
Nine month 2011 amount includes (i) a $5 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to us from KMI (however, we do not have any obligation, nor did we pay any amounts related to this compensation expense); (ii) a $2 million decrease in expense (reflecting tax savings) related to the net decrease in income from the sale of our ownership interest in the boat fleeting business described in footnote (a); and (iii) a $2 million increase in expense associated with the increase in income from the sale of a 51% ownership interest in two of our subsidiaries described in footnote (c).

(e)	Volumes for acquired terminals are included for all periods and include our proportionate share of joint venture tonnage.

Our Terminals business segment includes the operations of our petroleum, chemical and other liquids terminal facilities (other than those included in our Products Pipelines segment), and all of our coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities. For the nine months ended September 30, 2012, the certain items related to our Terminals business segment and described in the footnotes to the table above increased earnings before depreciation, depletion and amortization by $3 million, when compared to the first nine months of 2011.
Following is information related to the increases and decreases, in the comparable three and nine month periods of 2012 and 2011, in the segment’s (i) $3 million (2%) and remaining $37 million (7%) increases in earnings before depreciation, depletion and amortization; and (ii) $6 million (2%) and $38 million (4%) increases in operating revenues:

Three months ended September 30, 2012 versus Three months ended September 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Gulf Liquids	$5	12%	$4	7%
Mid-Atlantic	4	32%	5	14%
Acquired assets and businesses	2	n/a	—	n/a
Northeast	1	7%	4	14%
Gulf Bulk	(3)	(15)%	—	—%
Rivers	(1)	(9)%	(6)	(13)%
All others (including intrasegment eliminations and unallocated income tax expenses)	(5)	(6)%	(1)	(1)%
Total Terminals	$3	2%	$6	2%
__________

Nine months ended September 30, 2012 versus Nine months ended September 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Mid-Atlantic	$17	39%	$21	23%
Gulf Liquids	15	12%	14	8%
Northeast	8	14%	14	14%
Acquired assets and businesses	8	n/a	4	n/a
Gulf Bulk	3	6%	3	2%
Rivers	(7)	(14)%	(11)	(9)%
All others (including intrasegment eliminations and unallocated income tax expenses)	(7)	(3)%	(7)	(2)%
Total Terminals	$37	7%	$38	4%

The overall increases in earnings before depreciation, depletion and amortization from our Terminals segment were driven by higher contributions from both our Gulf Liquids and Mid-Atlantic regions. The increases from our Gulf Liquids facilities were driven by higher warehousing revenues (as a result of new and renewed customer agreements at higher rates), higher ethanol volumes through our Deer Park, Texas rail terminal, and for the comparable nine month periods, by higher overall gasoline throughput volumes. For all liquids facilities combined, we increased our liquids leasable capacity by 0.7 million barrels (1.2%) since the end of the third quarter of last year, primarily via completed terminal expansion projects, and, at the same time, our overall liquids utilization capacity rate remained essentially flat across both comparable three and nine month periods.
The period-to-period earnings increases from our Mid-Atlantic region across both comparable three and nine month periods resulted primarily from higher export coal shipments from our Pier IX terminal, located in Newport News, Virginia, and higher import steel and iron ore imports from our Fairless Hills, Pennsylvania bulk terminal. Economic expansion in developing countries has generated a growth cycle in the coal export market, and for all terminals combined, our total export coal volumes increased by 1.2 million tons (32%) in the third quarter of 2012 and by 4.9 million tons (45%) in the first nine months of 2012, when compared to the same prior year periods.
The incremental earnings and revenues from acquired assets and businesses primarily represent contributions from our additional equity investment in the short-line railroad operations of Watco Companies, LLC (acquired in December 2011) and our bulk terminal that handles petroleum coke for the Total refinery in Port Arthur, Texas (acquired in June 2011). The incremental amounts represent earnings and revenues from acquired terminals’ operations during the additional months of ownership in the first nine months of 2012, and do not include increases or decreases during the same months we owned the assets in 2011.

Earnings before depreciation, depletion and amortization from our Gulf Bulk terminals decreased in the third quarter of 2012 compared to the third quarter of 2011, due mainly to favorable cost of sales expense adjustments and to the favorable settlement of a petroleum coke rate escalation issue, both recognized in the third quarter of 2011. Earnings increased across the comparable nine month periods, due primarily to higher coal and petroleum coke handling and loading operations at our Deepwater and Port of Houston terminal facilities located on the Houston Ship Channel.
Combined earnings from all of the terminal operations included in our Rivers region was essentially unchanged across both three month periods, but decreased $7 million (14%) in the comparable year-to-date periods. The decrease was driven by lower coal transload volumes in the first nine months of 2012, largely the result of a drop in domestic demand.
Kinder Morgan Canada

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions, except operating statistics)
Revenues	$80	$77	$226	$230
Operating expenses	(28)	(27)	(75)	(77)
Earnings (loss) from equity investments	1	1	3	(1)
Interest income and Other, net	5	3	12	10
Income tax (expense) benefit(a)	(2)	(6)	(8)	(12)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$56	$48	$158	$150

Transport volumes (MMBbl)(b)	28.1	25.6	79.9	75.2
__________

(a)
Nine month 2011 amount includes a $2 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to us from KMI (however, we do not have any obligation, nor did we pay any amounts related to this compensation expense).

(b)	Represents Trans Mountain pipeline system volumes.

Our Kinder Morgan Canada business segment includes the operations of our Trans Mountain and Jet Fuel pipeline systems, and our one-third ownership interest in the Express crude oil pipeline system. The certain item relating to income tax savings described in footnote (a) to the table above decreased segment earnings before depreciation, depletion and amortization by $2 million in the first nine months of 2012, when compared to the same period last year. For each of the segment’s three primary businesses, following is information for each of the comparable three and nine month periods of 2012 and 2011, related to the segment's (i) $8 million (17%) and remaining $10 million (7%) increases in earnings before depreciation, depletion and amortization; and (ii) $3 million (4%) increase and and $4 million (2%) decrease in operating revenues:
Three months ended September 30, 2012 versus Three months ended September 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$6	13%	$3	4%
Express Pipeline(a)	2	53%	n/a	n/a
Jet Fuel Pipeline	—	—%	—	—%
Total Kinder Morgan Canada	$8	17%	$3	4%
____________

Nine months ended September 30, 2012 versus Nine months ended September 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$5	4%	$(4)	(2)%
Express Pipeline(a)	5	58%	n/a	n/a
Jet Fuel Pipeline	—	—%	—	—%
Total Kinder Morgan Canada	$10	7%	$(4)	(2)%

(a)	Equity investment. We record earnings under the equity method of accounting.

The period-to-period increases in Trans Mountain’s earnings before depreciation, depletion and amortization expenses were mainly due to lower income tax expenses, and partly due to higher non-operating income related to incremental management incentive fees earned from its operation of the Express pipeline system. The drop in income tax expenses related primarily to favorable tax adjustments taken in the third quarter of 2012 related to lower taxable income. The period-to-period increases in earnings from our equity investment in the Express pipeline system were mainly due to volumes moving at higher transportation rates on the Express portion of the system, and higher domestic volumes on the Platte portion of the segment.
Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
General and administrative expenses(a)	$131	$100	$379	$387

Interest expense, net of unallocable interest income(b)	$181	$132	$474	$393

Unallocable income tax expense	$2	$2	$7	$7

Net income attributable to noncontrolling interests(c)	$4	$1	$12	$6
__________

(a)
Three and nine month 2012 amounts include (i) increases in expense of $13 million and $56 million, respectively, attributable to our drop-down asset group for periods prior to our acquisition date of August 1, 2012; (ii) increases in unallocated severance expenses of $3 million and $4 million, respectively; and (iii) increases in expense of $2 million for certain asset and business acquisition costs. Three and nine month 2011 amounts include (i) a $1 million decrease in unallocated payroll tax expense and a $1 million increase in unallocated payroll tax expense, respectively (all related to an $87 million special bonus expense to non-senior management employees allocated to us from KMI in the first quarter of 2011); however, we do not have any obligation, nor did we pay any amounts related to this compensation expense; and (ii) increases in expense of $1 million and $2 million, respectively, for certain asset and business acquisition costs. Nine month 2011 amount also includes a combined $90 million increase in non-cash compensation expense (including $87 million related to the special bonus expense to non-senior management employees) allocated to us from KMI in the first quarter of 2011); however, we do not have any obligation, nor did we pay any amounts related to this expense.

(b)
Three and nine month 2012 amounts include (i) increases in expense of $8 million and $21 million, respectively, attributable to our drop-down asset group for periods prior to our acquisition date of August 1, 2012; and (ii) increases in expense of $1 million attributable to incremental fees related to our short-term bridge loan credit facility.

(c)
Three and nine month 2012 amounts include decreases of $1 million and $4 million, respectively, in net income attributable to our noncontrolling interests, and the three and nine month 2011 amounts include decreases of $3 million and $7 million, respectively, in net income attributable to our noncontrolling interests, all related to the combined effect of the three and nine month 2012 and 2011 items previously disclosed in the footnotes to the tables included above in “—Results of Operations.”

Items not attributable to any segment include general and administrative expenses, unallocable interest income and income tax expense, interest expense, and net income attributable to noncontrolling interests. Our general and administrative expenses include such items as unallocated salaries and employee-related expenses, payroll taxes, insurance, office supplies and rentals, unallocated litigation and environmental expenses, and shared corporate services—including accounting, information technology, human resources and legal services. These expenses are generally not controllable by our business segment operating managers and therefore are not included when we measure business segment operating performance. For this reason and because we manage our business based on our reportable business segments and not on the basis of our ownership structure, we do not specifically allocate our general and administrative expenses to our business segments. As discussed previously, we use segment earnings before depreciation, depletion and amortization (EBDA) internally as a measure of profit and loss used for evaluating segment performance, and each of our segment's EBDA includes all costs directly incurred by that segment.
For the three and nine months ended September 30, 2012, the certain items described in footnote (a) to the table above accounted for an $18 million increase and a $31 million decrease, respectively, in our general and administrative expenses, when compared to the same periods a year ago. The remaining $13 million (13%) and $23 million (8%) period-to-period increases in expenses were driven by the acquisition of additional business, associated primarily with the Tennessee Gas and El Paso Natural Gas (50% interest) pipeline systems we acquired from KMI effective August 1, 2012. We also realized higher benefit and payroll tax expenses, and higher employee labor expenses, which were impacted by cost inflation increases on work-based health and insurance benefits, higher wage rates and a larger year-over-year labor force.
We report our interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our interest expense to arrive at one interest amount, and after taking into effect the certain items described in footnote (b) to the table above, our net interest expense increased $40 million (30%) in the third quarter of 2012 and $59 million (15%) in the first nine months of 2012, when compared with the same prior year periods. The increases in interest expense were primarily due to higher average debt balances in 2012. Average borrowings for the three and nine month periods ended September 30, 2012 increased 30% and 28%, respectively, when compared to the same periods a year ago, largely due to the capital expenditures, business acquisitions (including debt assumed from the drop-down transaction), and joint venture contributions we have made since the end of the third quarter of 2011. The weighted average interest rate on all of our borrowings—including both short-term and long-term amounts—increased 4% in the comparable quarterly periods (from 4.12% for the third quarter of 2011 to 4.28% for the third quarter of 2012), but was essentially unchanged across both nine month periods (from 4.28% for the first nine months of 2011 to 4.26% for the first nine months of 2012).
We use interest rate swap agreements to transform a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of September 30, 2012 and December 31, 2011, approximately 46% and 47%, respectively, of our consolidated debt balances (excluding our debt fair value adjustments) was subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. For more information on our interest rate swaps, see Note 6 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements included elsewhere in this report.

Financial Condition
General
As of September 30, 2012, we had $532 million of “Cash and cash equivalents” on our consolidated balance sheet (included elsewhere in this report), an increase of $123 million (30%) from December 31, 2011. We also had, as of September 30, 2012, approximately $1.0 billion of borrowing capacity available under our two unsecured credit facilities (discussed below in “—Short-term Liquidity”). We believe our cash position and our remaining borrowing capacity allow us to manage our day-to-day cash requirements and any anticipated obligations, and currently, we believe our liquidity to be adequate.
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
Credit Ratings and Capital Market Liquidity
Currently, our long-term corporate debt credit rating is BBB (stable), Baa2 (stable) and BBB (stable), at Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch, Inc., respectively. Our short-term corporate debt credit rating is A-2 (susceptible to adverse economic conditions, however, capacity to meet financial commitments is satisfactory), Prime-2 (strong ability to repay short-term debt obligations) and F2 (good quality grade with satisfactory capacity to meet financial commitments), at Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch, Inc., respectively. Our credit ratings affect our ability to access the commercial paper market and the public and private debt markets, as well as the terms and pricing of our debt (see Part II, Item 1A "Risk Factors"). Based on these credit ratings, we expect that our short-term liquidity needs will be met primarily through borrowings under our commercial paper program. Nevertheless, our ability to satisfy our financing requirements or fund our planned capital expenditures will depend upon our future operating performance, which will be affected by prevailing economic conditions in the energy pipeline and terminals industries and other financial and business factors, some of which are beyond our control.
Short-term Liquidity
As of September 30, 2012, our principal sources of short-term liquidity were (i) our $2.2 billion senior unsecured revolving credit facility with a diverse syndicate of banks that matures July 1, 2016; (ii) our $2.0 billion short-term bridge loan credit facility that matures February 6, 2013, and which, as of September 30, 2012, allowed for maximum borrowings of $1.7 billion; (iii) our $3.9 billion short-term commercial paper program (which is supported by our two credit facilities, with the amount available for borrowing under our credit facilities being reduced by our outstanding commercial paper borrowings and letters of credit); and (iv) cash from operations (discussed below in “—Operating Activities”). The loan commitments under our two credit facilities can be used to fund borrowings for general partnership purposes and as a backup for our commercial paper program, and our $2.2 billion long-term senior unsecured revolving credit facility can be amended to allow for borrowings of up to $2.5 billion. As of September 30, 2012, we had no outstanding borrowings under either credit facility. For more information about our $2.0 billion short-term credit agreement, which we entered into effective August 6, 2012, see Note 4 "Debt” to our consolidated financial statements included elsewhere in this report.
Our outstanding short-term debt as of September 30, 2012 was $2,697 million, primarily consisting of $2,664 million of outstanding commercial paper borrowings. We intend to refinance our current short-term debt through the proceeds we expect to receive from the sale of our FTC Natural Gas Pipelines disposal group, and a combination of long-term debt, equity, and/or the issuance of additional commercial paper or credit facility borrowings to replace maturing commercial paper and current maturities of long-term debt. As of December 31, 2011, our short-term debt totaled $1,638 million.
We had a working capital deficit of $794 million as of September 30, 2012, and a working capital deficit of $1,543 million as of December 31, 2011.  The overall $749 million (49%) favorable change from year-end 2011 was primarily due to (i) an increase in working capital due to reclassifying the September 30, 2012 net assets of our FTC Natural Gas

Pipelines disposal group as current assets and liabilities held for sale (we expect to sell the disposal group's net assets in the fourth quarter of 2012 and because the disposal group’s combined liabilities were not material to our consolidated balance sheet, we included the disposal group’s liabilities within “Accrued other current liabilities” in our accompanying consolidated balance sheet as of September 30, 2012, included elsewhere in this report); and (ii) a decrease in working capital due to an increase in short-term debt. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in cash and cash equivalent balances as a result of debt or equity issuances (discussed below in “—Long-term Financing”).
Long-term Financing
In addition to our principal sources of short-term liquidity listed above, we could meet our cash requirements (other than distributions of cash from operations to our common unitholders, Class B unitholder and general partner) through issuing long-term debt securities or additional common units, or by utilizing the proceeds from purchases of additional i-units by KMR with the proceeds from issuances of KMR shares.
Our equity offerings consist of the issuance of additional common units or the issuance of additional i-units to KMR (which KMR purchases with the proceeds from the sale of additional KMR shares). As a publicly traded limited partnership, our common units are attractive primarily to individual investors, although such investors represent a small segment of the total equity capital market. We believe that some institutional investors prefer shares of KMR over our common units due to tax and other regulatory considerations, and we are able to access this segment of the capital market through KMR’s purchases of i-units issued by us with the proceeds from the sale of KMR shares to institutional investors. For more information about our equity issuances in the first nine months of 2012, see Note 5 “Partners’ Capital—Equity Issuances” to our consolidated financial statements included elsewhere in this report.
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
In addition, from time to time our subsidiary Tennessee Gas Pipeline L.L.C. has issued long-term debt securities, often referred to as its senior notes. As of September 30, 2012, Tennessee Gas Pipeline L.L.C. is the obligor of six separate series of fixed-rate unsecured senior notes having a combined principal amount of $1,790 million. The interest rates on these notes range from 7% per annum through 8.375% per annum, and the maturity dates range from February 2016 through April 2037. We assumed these senior notes as part of the drop-down transaction.
As of September 30, 2012 and December 31, 2011, the aggregate principal amount of the various series of our senior notes was $13,350 million and $12,050 million, respectively, and the total liability balance due on the various borrowings of our operating partnerships and subsidiaries (including Tennessee Gas Pipeline L.L.C.'s senior notes discussed above) was $1,900 million and $126 million, respectively. To date, our debt balances have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness. For additional information about our debt related transactions in the first nine months of 2012, see Note 4 “Debt” to our consolidated financial statements included elsewhere in this report. For additional information regarding our debt securities, see Note 8 “Debt” to our consolidated financial statements included in our 2011 Form 10-K and in our Current Report on Form 8-K filed May 1, 2012.
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

Capital Expenditures
We define sustaining capital expenditures as capital expenditures which do not increase the capacity of an asset. For the first nine month periods of 2012 and 2011, our sustaining capital expenditures totaled $174 million and $140 million, respectively. These amounts included $13 million and $3 million, respectively, for our proportionate share of the sustaining capital expenditures of (i) Rockies Express Pipeline LLC; (ii) Midcontinent Express Pipeline LLC; (iii) Fayetteville Express Pipeline LLC; (iv) Cypress Interstate Pipeline LLC; (v) EagleHawk Field Services LLC; (vi) Eagle Ford Gathering LLC; (vii) Red Cedar Gathering Company; (viii) for the periods after our acquisition date of August 1, 2012 only, El Paso Natural Gas Pipeline LLC, Bear Creek Storage Company, L.L.C., and El Paso Midstream Investment Company, LLC; and (ix) for the first six months of 2011 only, KinderHawk Field Services LLC (effective July 1, 2011, we acquired the remaining 50% ownership interest in KinderHawk that we did not already own and we subsequently included its sustaining capital expenditures in our consolidated totals).
In addition, we have forecasted $306 million for sustaining capital expenditures for the full year 2012. This amount (i) includes expenditures associated with the drop-down asset group we acquired from KMI since May 25, 2012 (discussed above in “—General and Basis of Presentation”); and (ii) excludes expenditures associated with the assets in our FTC Natural Gas Pipelines disposal group for the months after the expected disposal.
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
In addition to the sustaining capital expenditures described above (excluding the proportionate share of the sustaining capital expenditures of our unconsolidated joint ventures), our consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 include capital expenditures of $1,112 million and $701 million, respectively. We report our combined capital expenditures separately as "Capital expenditures" within the "Cash Flows from Investing Activities" section on our accompanying cash flow statements (included elsewhere in this report), and the period-to-period increase in our capital expenditures was primarily due to higher investment undertaken in the first nine months of 2012 to expand and improve our Terminals and Natural Gas Pipelines business segments. Generally, we initially fund our capital expenditures through borrowings under our commercial paper program or our revolving credit facilities until the amount borrowed is of a sufficient size to cost effectively offer either debt, equity, or both.
Capital Requirements for Recent Drop-Down Transaction
In the first nine months of 2012, our cash outlays for the drop-down transaction totaled $3,482 million (net of an acquired cash balance of $3 million) and we reported this amount separately as "Payment to KMI for drop-down asset group" on our accompanying consolidated statement of cash flows included elsewhere in this report. With the exception of our partial payment of the combined purchase price to KMI by the issuance of addition common units (valued at $381 million), we funded this acquisition with proceeds received from (i) our August 2012 issuance of long-term senior notes; (ii) our third quarter 2012 issuances of additional i-units to KMR; (iii) borrowings under our short-term bridge loan credit facility; and (iv) borrowings under our commercial paper program. We subsequently repaid the borrowings made under our short-term bridge loan credit facility with incremental borrowings under our commercial paper program, and as of September 30, 2012, we had no borrowings under the credit facility.
Additional Capital Requirements
In April 2012, we announced that we will proceed with our proposal to expand our existing Trans Mountain pipeline system. When completed, the proposed expansion will increase capacity on Trans Mountain from its current 300,000 barrels per day of crude oil and refined petroleum products to approximately 750,000 barrels per day. This expansion project entails the following: (i) twinning the existing pipeline within the existing right-of-way, where possible; (ii) adding new pump stations along the route; (iii) increasing the number of storage tanks at existing facilities; and (iv) expanding the Westridge Marine terminal, located within Port Metro Vancouver in Vancouver, British Columbia. We confirmed binding commercial support for this project, and pending the filing and approval of tolling and facilities applications with Canada’s National Energy Board, we expect to begin construction in 2015 or 2016, with the proposed project operating in late 2017. Our current estimate of total construction costs on the project is approximately $4.1 billion.
In addition, we regularly consider and enter into discussions regarding potential acquisitions, including those from KMI or its affiliates, and are currently contemplating potential acquisitions. Such transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets or operations. Excluding amounts for the drop-down asset group we acquired from KMI and the expansion projects associated with those assets, we now expect to invest approximately $2.2 billion for our 2012 capital expansion program, including small acquisitions and investment contributions.
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
Operating Activities
Net cash provided by operating activities was $2,314 million for the nine months ended September 30, 2012, versus $1,984 million for the same comparable period of 2011. The period-to-period increase of $330 million (17%) in cash flow from operations was primarily due to a $311 million increase in cash from overall higher partnership income—after adjusting our period-to-period $52 million decrease in net income for the following six non-cash items:

▪
a $582 million increase from non-cash losses from the remeasurement of net assets to fair value (discussed further in Note 2 to our consolidated financial statements included elsewhere in this report);

▪	a $98 million increase due to higher non-cash depreciation, depletion and amortization expenses (including amortization of excess cost of equity investments);

▪
a $78 million increase from a non-cash expense recognized in the third quarter of 2012 related to the divestiture of our FTC Natural Gas Pipelines disposal group. We expect to pay the liability associated with this expense in the fourth quarter of 2012 (as discussed in Note 9 “Related Party Transactions—FTC Natural Gas Pipelines Disposal Group Selling Expenses” to our consolidated financial statements included elsewhere in this report, KMI has agreed to contribute $45 million to us as partial funding for this payment);

▪	a $230 million decrease related to higher non-cash expenses in the first nine months of 2011 as a result of adjustments to our rate case, leased rights-of-ways and other legal liabilities;

▪
a $90 million decrease due to certain higher non-cash compensation expenses allocated to us from KMI in the first nine months of 2011 (as discussed in Note 9 “Related Party Transactions—Non-Cash Compensation Expenses” to our consolidated financial statements included elsewhere in this report, we do not have any obligation, nor did we pay any amounts related to these allocated expenses); and

▪	a $75 million decrease due to higher earnings from equity investees in the first nine months of 2012.
The period-to-period change in partnership income in 2012 versus 2011 is discussed above in “—Results of Operations” (including all of the certain items disclosed in the associated table footnotes).

Investing Activities
Net cash used in investing activities was $4,786 million for the nine month period ended September 30, 2012, compared to $1,797 million used in the comparable 2011 period (our issuance of an aggregate consideration of $289 million in common units for the acquisition of a 50% ownership interest in El Paso Midstream Investment Company, LLC in June 2012 and our issuance of an aggregate consideration of $381 million in common units as partial payment for the drop-down asset group in August 2012 is included within "Noncash Investing and Financing Activities—Assets acquired or liabilities settled by the issuance of common units" on our accompanying consolidated statement of cash flows included elsewhere in this report. The overall $2,989 million (166%) decrease in cash from investing activities primarily consisted of the following:

▪
our $3,482 million cash outlay (net of an acquired cash balance of $3 million) as partial payment for the drop-down asset group in August 2012, as described above in “—Capital Requirements for Recent Drop-Down Transaction;”

▪	a $435 million decrease in cash due to higher capital expenditures, as described above in “—Capital Expenditures;” and

▪
an $873 million increase in cash due to lower expenditures for the acquisitions of assets and investments from unrelated parties. In the first nine months of 2012, we paid a combined $72 million for asset acquistions, including (i) $30 million to Enhanced Oil Resources to acquire a carbon dioxide source field and related assets located in Apache County, Arizona, and Catron County, New Mexico; and (ii) $28 million to Lincoln Oil Co. Inc. to acquire an ethanol and biodiesel terminaling facility located in Belton, South Carolina. In the first nine months of 2011, we spent a aggregate amount of $945 million for asset and investment acquisitions, including (i) $835 million for both our remaining 50% ownership interest in KinderHawk Field Services LLC and our 25% equity interest in EagleHawk Field Services LLC; (ii) $50 million for an initial preferred equity interest in Watco Companies, LLC; and (iii) $43 million for a newly constructed petroleum coke terminal located in Port Arthur, Texas.

Financing Activities
Net cash provided by financing activities amounted to $2,582 million for the first nine months of 2012. In the comparable prior year period, we used $30 million in cash from financing activities. The $2,612 million (871%) overall increase in cash from the comparable 2011 period was mainly due to the following:

▪
a $2,487 million increase in cash from overall debt financing activities—which include our issuances and payments of debt and our debt issuance costs. This increase in cash was primarily due to (i) a $2,188 million increase due to higher short-term net borrowings under our commercial paper program (largely related to the portion of the drop-down transaction we funded in cash); (ii) a $154 million increase due to the immediate repayment of all of the outstanding borrowings under KinderHawk Field Services LLC's bank credit facility that we assumed on our July 1, 2011 acquisition date; and (iii) a combined $144 million increase due to higher net issuances of our senior notes (in the first nine months of 2012 and 2011, we generated net proceeds of $1,280 million and $1,136 million, respectively, from both issuing and repaying senior notes);

▪
a $301 million increase in cash due to higher partnership equity issuances. This increase reflects the $1,114 million we received, after commissions and underwriting expenses, from the sales of additional common units and i-units in the first nine months of 2012 (discussed in Note 5 “Partners’ Capital—Equity Issuances” to our consolidated financial statements included elsewhere in this report), versus the $813 million we received from the sales of additional common units in the first nine months a year ago; and

▪
a $200 million decrease in cash due to higher partnership distributions. Distributions to all partners, consisting of our common and Class B unitholders, our general partner and our noncontrolling interests, totaled $1,859 million in the first nine months of 2012. In the same comparable period last year, we distributed $1,659 million to our partners. Further information regarding our distributions is discussed following in “—Partnership Distributions.”

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
For further information about the partnership distributions we paid in the third quarters of 2012 and 2011 (for the second quarterly periods of 2012 and 2011, respectively), see Note 5 “Partners’ Capital—Income Allocation and Declared Distributions” to our consolidated financial statements included elsewhere in this report.
Furthermore, on October 17, 2012, we declared a cash distribution of $1.26 per unit for the third quarter of 2012 (an annualized rate of $5.04 per unit). This distribution is 9% higher than the $1.16 per unit distribution we made for the third quarter of 2011. Our declared distribution for the third quarter of 2012 of $1.26 per unit will result in an incentive distribution to our general partner of $364 million (including the effect of a waived incentive distribution amount of $6 million related to our KinderHawk acquisition). Comparatively, our distribution of $1.16 per unit paid on November 14, 2011 for the third quarter of 2011 resulted in an incentive distribution payment to our general partner in the amount of $299 million (and included the effect of a waived incentive distribution amount of $7 million related to our KinderHawk acquisition). The increased incentive distribution to our general partner for the third quarter of 2012 over the incentive distribution for the third quarter of 2011 reflects the increase in the distribution per unit as well as the issuance of additional units. For additional information about our third quarter 2012 cash distribution, see Note 5 “Partners’ Capital—Subsequent Events” to our consolidated financial statements included elsewhere in this report. For additional information about our 2011 partnership distributions, see Notes 10 and 11 to our consolidated financial statements included in our 2011 Form 10-K and in our Current Report on Form 8-K filed May 1, 2012.
Currently, we expect to declare cash distributions of $4.98 per unit for 2012, an 8% increase over our cash distributions of $4.61 per unit for 2011. We also expect that the combination of the asset divestitures and the drop-down transaction with KMI (discussed in Note 1 and Note 2 to our consolidated financial statements included elsewhere in this report) will be slightly accretive to our distribution per unit in 2012 and nicely accretive thereafter.
Although the majority of the cash generated by our assets is fee based and is not sensitive to commodity prices, our CO2 business segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids, and while we hedge the majority of our crude oil production, we do have exposure on our unhedged volumes, the majority of which are natural gas liquids volumes. Our 2012 budget assumes an average West Texas Intermediate (WTI) crude oil price of approximately $93.75 per barrel (with some minor adjustments for timing, quality and location differences) in 2012, and based on the actual prices we have received through the date of this report and the forward price curve for WTI (adjusted for the same factors used in our 2012 budget), we currently expect the average price of WTI crude oil will be approximately $95.25 per barrel in 2012. For 2012, we expect that every $1 change in the average WTI crude oil price per barrel will impact our CO2 segment’s cash flows by approximately $6 million (or slightly over 0.1% of our combined business segments’ anticipated earnings before depreciation, depletion and amortization expenses).  This sensitivity to the average WTI price is very similar to what we experienced in 2011.
Furthermore, we currently expect to be unfavorably impacted in 2012 by lower natural gas liquids prices, which we now project to be approximately 21% lower for the full year 2012 than was assumed when we developed our 2012 budget, which equates to a negative impact of over $50 million. Due to the deteriorating natural gas liquid prices, we now expect to generate 2012 distributable cash flow slightly above our distributions, but below our budgeted amount.
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
See Part I, Item 1A “Risk Factors” and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Information Regarding Forward-Looking Statements" of our 2011 Form 10-K and Part II, Item 1A “Risk Factors” in this report for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2011 Form 10-K and in this report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update any forward-looking statements to reflect future events or developments after the date of this report.

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

Item 4. Controls and Procedures.
As of September 30, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On August 13, 2012, we paid to KMI $3,482 million in cash, issued 4,667,575 common units, and assumed $2.3 billion in debt for the acquisition of certain natural gas pipeline assets. We valued the common units at $381 million, determining the units’ value based on the $81.52 closing market price of the common units on the New York Stock Exchange on the August 13, 2012 issuance date. The units were issued to KMI pursuant to Section 4(2) of the Securities Act of 1933.
On August 6, 2012, we issued 114,429 common units as part of our purchase price for certain refined petroleum products terminal assets we acquired from Lincoln Oil Company. The total purchase price for the acquired assets was $37 million, consisting of $28 million in cash, and $9 million in common units. We valued the common units at $9 million, determining the units’ value based on the $80.43 closing market price of the common units on the New York Stock Exchange on the August 6, 2012 issuance date. The units were issued to a single accredited investor in a transaction not involving a public offering and were therefore exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95 to this quarterly report.

Item 5. Other Information.

None.

Item 6. Exhibits.

*2.1 —
Purchase and Sale Agreement, dated as of August 17, 2012, between Kinder Morgan Operating L.P. "A" and Tallgrass Energy Partners, LP (filed as exhibit 2.1 to Kinder Morgan Energy Partners, L.P.'s Current Report on Form 8-K filed August 23, 2012 and incorporated herein by reference).

*2.2 —
Purchase and Sale Agreement, dated as of August 17, 2012, between Kinder Morgan Operating L.P. "A" and Tallgrass Energy Partners, LP (filed as exhibit 2.2 to Kinder Morgan Energy Partners, L.P.'s Current Report on Form 8-K filed August 23, 2012 and incorporated herein by reference).

*2.3 —
Contribution Agreement, dated as of August 6, 2012, among Kinder Morgan, Inc., El Paso TGPC Investments, L.L.C., El Paso EPNG Investments, L.L.C. and Kinder Morgan Energy Partners, L.P. (filed as exhibit 2.1 to Kinder Morgan Energy Partners, L.P.'s Current Report on Form 8-K filed August 6, 2012 and incorporated herein by reference).

4.1 —
Certificate of the Vice President and Chief Financial Officer and the Vice President, General Counsel and Secretary of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 3.45% Senior Notes due February 15, 2023, and the 5.00% Senior Notes due August 15, 2042.

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

*10.1 —
Credit Agreement dated as of August 6, 2012 among Kinder Morgan Energy Partners, L.P.; Wells Fargo Bank, National Association, as Administrative Agent; Barclays Bank PLC, as Syndication Agent; and the lenders party thereto (filed as exhibit 10.1 to Kinder Morgan Energy Partners, L.P.'s Current Report on Form 8-K filed August 10, 2012 and incorporated herein by reference).

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
101 —
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (ii) our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iii) our Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) the notes to our Consolidated Financial Statements.

___________
* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN ENERGY PARTNERS, L.P.
Registrant (A Delaware limited partnership)

By:	KINDER MORGAN G.P., INC.,
its sole General Partner

By:	KINDER MORGAN MANAGEMENT, LLC,
the Delegate of Kinder Morgan G.P., Inc.

Date: October 29, 2012	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)