Form 10-Q
period 2013-09-30
KINDER MORGAN ENERGY PARTNERS L P
filed 2013-10-28
CIK 888228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
F O R M 10‑Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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
The Registrant had 310,224,830 common units outstanding as of October 25, 2013.

KINDER MORGAN ENERGY PARTNERS, L.P.

Company Abbreviations
BOSTCO	=	Battleground Oil Specialty Terminal Company LLC	KMEP	=	Kinder Morgan Energy Partners, L.P.
Calnev	=	Calnev Pipe Line LLC	KMP	=	Kinder Morgan Energy Partners, L.P., our majority-owned and controlled subsidiaries
Copano	=	Copano Energy, L.L.C.	KinderHawk	=	KinderHawk Field Services LLC
Eagle Ford	=	Eagle Ford Gathering LLC	KMI	=	Kinder Morgan, Inc.
EP	=	El Paso Corporation and its majority-owned and controlled subsidiaries	KMR	=	Kinder Morgan Management, LLC
EPB	=	El Paso Pipeline Partners, L.P.	MEP	=	Midcontinent Express Pipeline LLC
EPNG	=	El Paso Natural Gas Company, L.L.C.	Plantation	=	Plantation Pipe Line Company
FEP	=	Fayetteville Express Pipeline LLC	SFPP	=	SFPP, L.P.
IMT	=	International Marine Terminals	TGP	=	Tennessee Gas Pipeline Company, L.L.C.
KMCO2	=	Kinder Morgan CO2 Company, L.P.	TransColorado	=	TransColorado Gas Transmission Company LLC
Unless the context otherwise requires, references to “we,” “us,” “our,” “KMP” or the “Partnership” are intended to mean Kinder Morgan Energy Partners, L.P., our majority-owned and controlled subsidiaries, and our operating limited partnerships and their majority-owned and controlled subsidiaries.

Common Industry and Other Terms
Bcf/d	=	billion cubic feet per day	LIBOR	=	London Interbank Offered Rate
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	LNG	=	liquefied natural gas
CO2	=	carbon dioxide	MLP	=	master limited partnership
CPUC	=	California Public Utilities Commission	MMcf/d	=	million cubic feet per day
EBDA	=	earnings before all non-cash depreciation, depletion and amortization expenses, and amortization of excess cost of equity investments	NEB	=	National Energy Board
DD&A	=	depreciation, depletion and amortization	NGLs	=	natural gas liquids
DCF	=	distributable cash flow	NYMEX	=	New York Mercantile Exchange
EPA	=	Environmental Protection Agency	NYSE	=	New York Stock Exchange
FERC	=	Federal Energy Regulatory Commission	OTC	=	over-the-counter
FASB	=	Financial Accounting Standards Board	PHMSA	=	Pipeline and Hazardous Materials Safety Administration
FTC	=	Federal Trade Commission	SEC	=	Securities and Exchange Commission
GAAP	=	Generally Accepted Accounting Principles in the United States of America	WTI	=	West Texas Intermediate
When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Millions Except Per Unit Amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012(a)	2013	2012(a)
Revenues
Natural gas sales	$955	$682	$2,632	$1,766
Services	1,328	1,174	3,811	2,900
Product sales and other	1,098	641	2,616	1,689
Total Revenues	3,381	2,497	9,059	6,355

Operating Costs, Expenses and Other
Costs of sales	1,531	845	3,736	2,058
Operations and maintenance	458	456	1,439	1,136
Depreciation, depletion and amortization	377	319	1,062	834
General and administrative	136	146	433	424
Taxes, other than income taxes	71	70	220	179
Other expense (income)	(59)	(8)	(83)	(28)
Total Operating Costs, Expenses and Other	2,514	1,828	6,807	4,603

Operating Income	867	669	2,252	1,752

Other Income (Expense)
Earnings from equity investments	68	74	225	207
Amortization of excess cost of equity investments	(3)	(1)	(7)	(5)
Interest expense, net	(219)	(194)	(632)	(485)
Gain on remeasurement of previously held equity interest in Eagle Ford Gathering to fair value (Note 2)	—	—	558	—
(Loss) gain on sale of investments in Express pipeline system (Note 2)	(1)	—	224	—
Other, net	5	6	28	16
Total Other Income (Expense)	(150)	(115)	396	(267)

Income from Continuing Operations Before Income Taxes	717	554	2,648	1,485

Income Tax Expense	(20)	(15)	(147)	(49)

Income from Continuing Operations	697	539	2,501	1,436

Discontinued Operations (Notes 1 and 2)
Income from operations of FTC Natural Gas Pipelines disposal group	—	47	—	145
Loss on sale and the remeasurement of FTC Natural Gas Pipelines disposal group to fair value	—	(178)	(2)	(827)
Loss from Discontinued Operations	—	(131)	(2)	(682)

Net Income	697	408	2,499	754

Net Income Attributable to Noncontrolling Interests	(8)	(3)	(27)	(11)

Net Income Attributable to Kinder Morgan Energy Partners, L.P.	$689	$405	$2,472	$743

Calculation of Limited Partners’ Interest in Net Income (Loss)
Attributable to Kinder Morgan Energy Partners, L.P.:
Income from Continuing Operations	$689	$535	$2,474	$1,418
Less: Pre-acquisition income from operations of drop-down asset groups allocated to General Partner (Note 2)	—	(62)	(19)	(41)
Add: Drop-Down asset groups’ severance expense allocated to General Partner	2	—	8	—
Less: General Partner’s remaining interest	(436)	(367)	(1,260)	(1,024)
Limited Partners’ Interest	255	106	1,203	353
Add: Limited Partners’ Interest in discontinued operations	—	(128)	(2)	(668)
Limited Partners’ Interest in Net Income (Loss)	$255	$(22)	$1,201	$(315)

Limited Partners’ Net Income (Loss) per Unit - Basic and Diluted:
Income from Continuing Operations	$0.59	$0.30	$2.95	$1.02
Loss from Discontinued Operations	—	(0.36)	(0.01)	(1.93)
Net Income (Loss) - Basic and Diluted	$0.59	$(0.06)	$2.94	$(0.91)

Weighted Average Number of Units Used in Computation of Limited Partners’ Net Income (Loss) per Unit	435	356	408	345

Per Unit Cash Distribution Declared for the Period	$1.35	$1.26	$3.97	$3.69
The accompanying notes are an integral part of these consolidated financial statements.
____________

(a)	Retrospectively adjusted as discussed in Note 1.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012(a)	2013	2012(a)
Net Income	$697	$408	$2,499	$754

Other Comprehensive Income (Loss):
Change in fair value of derivatives utilized for hedging purposes	(102)	(90)	(73)	99
Reclassification of change in fair value of derivatives to net income	25	(10)	15	10
Foreign currency translation adjustments	42	70	(72)	68
Adjustments to pension and other postretirement benefit plan liabilities, net of tax	31	(1)	32	—
Total Other Comprehensive Income (Loss)	(4)	(31)	(98)	177

Comprehensive Income	693	377	2,401	931
Comprehensive Income Attributable to Noncontrolling Interests	(8)	(3)	(26)	(13)
Comprehensive Income Attributable to Kinder Morgan Energy Partners, L.P.	$685	$374	$2,375	$918
The accompanying notes are an integral part of these consolidated financial statements.
____________

(a)	Retrospectively adjusted as discussed in Note 1.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Millions) (Unaudited)

	September 30, 2013	December 31, 2012(a)
ASSETS
Current assets
Cash and cash equivalents	$534	$529
Accounts receivable, net	1,236	1,114
Inventories	399	338
Assets held for sale	—	211
Other current assets	283	185
Total Current assets	2,452	2,377

Property, plant and equipment, net	26,742	22,330
Investments	2,207	1,864
Goodwill	6,532	5,417
Other intangibles, net	2,448	1,142
Deferred charges and other assets	1,604	1,846
Total Assets	$41,985	$34,976

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current portion of debt	$702	$1,155
Accounts payable	1,313	1,091
Accrued interest	206	327
Accrued other current liabilities	1,218	674
Total Current liabilities	3,439	3,247

Long-term liabilities and deferred credits
Long-term debt
Outstanding	18,910	15,907
Debt fair value adjustments	1,332	1,698
Total Long-term debt	20,242	17,605
Deferred income taxes	273	249
Other long-term liabilities and deferred credits	1,010	1,113
Total Long-term liabilities and deferred credits	21,525	18,967

Total Liabilities	24,964	22,214
Commitments and contingencies (Notes 3 and 9)
Partners’ Capital
Common units	9,416	4,723
Class B units	9	14
i-units	4,054	3,564
General partner	3,073	4,026
Accumulated other comprehensive income	71	168
Total Kinder Morgan Energy Partners, L.P. Partners’ Capital	16,623	12,495
Noncontrolling interests	398	267
Total Partners’ Capital	17,021	12,762
Total Liabilities and Partners’ Capital	$41,985	$34,976
The accompanying notes are an integral part of these consolidated financial statements.
____________

(a)	Retrospectively adjusted as discussed in Note 1.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions) (Unaudited)

	Nine Months Ended September 30,
	2013	2012(a)
Cash Flows From Operating Activities
Net Income	$2,499	$754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,062	841
Amortization of excess cost of equity investments	7	5
(Gain) loss from the remeasurement of net assets to fair value (Note 2)	(558)	749
Gain from the sale of investments in Express pipeline system (Note 2)	(224)	—
Loss from the the sale of discontinued operations (Note 2)	2	78
Earnings from equity investments	(225)	(271)
Distributions from equity investments	217	251
Proceeds from termination of interest rate swap agreements	96	53
Changes in components of working capital, net of the effects of acquisitions:
Accounts receivable	55	(106)
Inventories	(57)	(99)
Other current assets	(25)	16
Accounts payable	(150)	28
Accrued interest	(132)	(132)
Accrued other current liabilities	32	235
Rate reparations, refunds and other litigation reserve adjustments	174	(42)
Other, net	(92)	7
Net Cash Provided by Operating Activities	2,681	2,367

Cash Flows From Investing Activities
Payment to KMI for drop-down asset groups, net of cash acquired (Note 2)	(994)	(3,465)
Acquisitions of assets and investments, net of cash acquired	(292)	(72)
Repayments from related party	—	63
Capital expenditures	(2,160)	(1,314)
Proceeds from sale of investments in Express pipeline system	402	—
Sale or casualty of property, plant and equipment, investments and other net assets, net of removal costs	61	36
Contributions to equity investments	(163)	(143)
Distributions from equity investments in excess of cumulative earnings	48	120
Other, net	22	(34)
Net Cash Used in Investing Activities	(3,076)	(4,809)

Cash Flows From Financing Activities
Issuance of debt	7,915	8,378
Payment of debt	(6,574)	(5,079)
Debt issue costs	(22)	(16)
Proceeds from issuance of common units	1,080	387
Proceeds from issuance of i-units	145	727
Contributions from noncontrolling interests	128	40
Contributions from General Partner	38	—
Pre-acquisition contributions from (distributions to) KMI to (from) drop-down asset group	35	(14)
Distributions to partners and noncontrolling interests:
Common units	(1,068)	(847)
Class B units	(21)	(19)
General Partner	(1,213)	(970)
Noncontrolling interests	(30)	(23)
Other, net	(1)	(1)
Net Cash Provided by Financing Activities	412	2,563

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(12)	13

Net increase in Cash and Cash Equivalents	5	134
Cash and Cash Equivalents, beginning of period	529	409
Cash and Cash Equivalents, end of period	$534	$543
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In Millions) (Unaudited)

	Nine Months Ended September 30,
	2013	2012(a)
Noncash Investing and Financing Activities
Net assets acquired by the transfer of the drop-down asset groups	$—	$7,507
Assets acquired or liabilities settled by the issuance of common units	$3,841	$686
Increase in accrual for capital expenditures	$232	$69
Assets acquired by the assumption or incurrence of liabilities	$1,487	$—

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$764	$610
Cash paid during the period for income taxes	$15	$16
The accompanying notes are an integral part of these consolidated financial statements.
____________

(a)	Retrospectively adjusted as discussed in Note 1.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (In Millions, Except Units) (Unaudited)

	Nine Months Ended September 30,
	2013		2012(a)
	Units	Amount	Units	Amount
Common units:
Beginning Balance	252,756,425	$4,723	232,677,222	$4,347
Net income (loss)		841		(216)
Units issued as consideration in the acquisition of assets	44,620,662	3,841	8,661,627	686
Units issued for cash	12,847,743	1,080	4,772,741	387
Distributions		(1,068)		(847)
Other adjustments		(1)		3
Ending Balance	310,224,830	9,416	246,111,590	4,360

Class B units:
Beginning Balance	5,313,400	14	5,313,400	42
Net income (loss)		16		(5)
Distributions		(21)		(19)
Ending Balance	5,313,400	9	5,313,400	18

i-Units:
Beginning Balance	115,118,338	3,564	98,509,392	2,857
Net income (loss)		345		(93)
Units issued for cash	1,757,300	145	10,120,000	727
Distributions	5,411,720	—	4,646,736	—
Other adjustments		—		1
Ending Balance	122,287,358	4,054	113,276,128	3,492

General partner:
Beginning Balance		4,026		259
Net income		1,270		1,057
Distributions		(1,213)		(970)
Drop-Down acquisitions (Note 1)		(1,057)		3,624
Reimbursed severance expense allocated from KMI		7		—
Contributions		38		45
Other adjustments		2		—
Ending Balance		3,073		4,015

Accumulated other comprehensive income (loss):
Beginning Balance		168		3
Change in fair value of derivatives utilized for hedging purposes		(72)		97
Reclassification of change in fair value of derivatives to net income		15		10
Foreign currency translation adjustments		(72)		68
Adjustments to pension and other postretirement benefit plan liabilities		32		—
Ending Balance		71		178

Total Kinder Morgan Energy Partners, L.P. Partners’ Capital	437,825,588	16,623	364,701,118	12,063

Noncontrolling interests:
Beginning Balance		267		96
Net income		27		11
Contributions		128		40
Distributions		(30)		(23)
Drop-Down acquisitions (Note 2)		(10)		37
Copano acquisition (Note 2)		17		—
Change in fair value of derivatives utilized for hedging purposes		(1)		2
Other adjustments		—		1
Ending Balance		398		164

Total Partners’ Capital	437,825,588	$17,021	364,701,118	$12,227
The accompanying notes are an integral part of these consolidated financial statements.
____________

(a)	Retrospectively adjusted as discussed in Note 1.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
Organization
Kinder Morgan Energy Partners, L.P. is a leading pipeline transportation and energy storage company in North America, and unless the context requires otherwise, references to “we,” “us,” “our,” “KMP” or the “Partnership” are intended to mean Kinder Morgan Energy Partners, L.P., our operating limited partnerships and their majority-owned and controlled subsidiaries. We own an interest in or operate more than 54,000 miles of pipelines and 180 terminals, and conduct our business through five reportable business segments (described further in Note 7). Our common units trade on the NYSE under the symbol “KMP.”
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
KMI’s common stock trades on the NYSE under the symbol “KMI.” As of September 30, 2013, KMI and its consolidated subsidiaries owned, through KMI’s general and limited partner interests in us and its ownership of shares issued by KMR (discussed below), an approximate 11.7% interest in us.
Effective May 25, 2012, KMI acquired all of the outstanding shares of EP. KMI’s acquisition of EP created one of the largest energy companies in the United States. As a result, KMI now owns a 41% limited partner interest and the 2% general partner interest in EPB.
Kinder Morgan Management, LLC
KMR is a Delaware limited liability company. Our general partner owns all of KMR’s voting securities and, pursuant to a delegation of control agreement, has delegated to KMR, to the fullest extent permitted under Delaware law and our partnership agreement, all of its power and authority to manage and control our business and affairs, except that KMR cannot take certain specified actions without the approval of our general partner. KMR’s shares representing limited liability company interests trade on the NYSE under the symbol “KMR.” As of September 30, 2013, KMR, through its sole ownership of our i-units, owned approximately 27.9% of all of our outstanding limited partner units (all of our i-units are issued only to KMR).
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
Our accompanying unaudited consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair statement of our financial results for the interim periods. In addition, certain amounts from prior periods have been reclassified to conform to the current presentation (including reclassifications between “Services” and “Product sales and other” within the “Revenues” section of our accompanying consolidated statements of income). Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2012 Form 10-K.
We maintain our accounting records in United States dollars, and all references to dollars are United States dollars, except where stated otherwise. We designate Canadian dollars as C$. Our consolidated financial statements include our accounts and those of our operating partnerships and their majority-owned and controlled subsidiaries, and all significant intercompany items have been eliminated in consolidation.
Our financial statements are consolidated into the consolidated financial statements of KMI; however, except for the related party transactions described in Note 8 “Related Party Transactions—Asset Acquisitions,” KMI is not liable for, and its assets are not available to satisfy, our obligations and/or our subsidiaries’ obligations, and vice versa.  Responsibility for payments of obligations reflected in our or KMI’s financial statements is a legal determination based on the entity that incurs the liability. Furthermore, the determination of responsibility for payment among entities in our consolidated group of subsidiaries is not impacted by the consolidation of our financial statements into the consolidated financial statements of KMI.
KMI Asset Drop-Downs
Effective August 1, 2012, we acquired a 100% interest in TGP and a 50% ownership interest in EPNG from KMI for an aggregate consideration of approximately $6.2 billion (including our proportional share of assumed debt borrowings as of August 1, 2012). In this report, we refer to this acquisition of assets from KMI as the August 2012 drop-down transaction; and the combined group of assets acquired from KMI effective August 1, 2012 as the August 2012 drop-down asset group.
Effective March 1, 2013, we acquired from KMI the remaining 50% ownership interest we did not already own in both EPNG and the EP midstream assets for an aggregate consideration of approximately $1.7 billion (including our proportional share of assumed debt borrowings as of March 1, 2013). In this report, we refer to this acquisition of assets from KMI as the March 2013 drop-down transaction; the combined group of assets acquired from KMI effective March 1, 2013 as the March 2013 drop-down asset group; the EP midstream assets of Kinder Morgan Altamont LLC (formerly, El Paso Midstream Investment Company, L.L.C.) as the EP midstream assets; the combined August 2012 drop-down transaction (described above) and the March 2013 drop-down transaction as the drop-down transactions; and the combined August 2012 drop-down asset group (described above) and the March 2013 drop-down asset group as the drop-down asset groups. We acquired our initial 50% ownership interest in the EP midstream assets from an investment vehicle affiliated with Kohlberg Kravis Roberts & Co. L.P., referred to as KKR, effective June 1, 2012. Prior to the March 2013 drop-down transaction, we accounted for our initial 50% ownership interests in both EPNG and the EP midstream assets under the equity method of accounting.

KMI acquired all of the assets included in the drop-down asset groups as part of its acquisition of EP on May 25, 2012, and KMI accounted for its EP acquisition under the acquisition method of accounting. We, however, accounted for the drop-down transactions as combinations of entities under common control. Accordingly, we prepared our consolidated financial statements to reflect the transfers of the drop-down asset groups from KMI to us as if such transfers had taken place on the date when the drop-down asset groups met the accounting requirements for entities under common control—May 25, 2012 for both TGP and EPNG, and June 1, 2012 for the EP midstream assets. Specifically, we (i) consolidated our now 100% investments in the drop-down asset groups as of the effective dates of common control, and recognized the acquired assets and assumed liabilities at KMI’s carrying value (including all of KMI’s purchase accounting adjustments); (ii) recognized any difference between our purchase price and the carrying value of the net assets we acquired as an adjustment to our Partners’ Capital (specifically, as an adjustment to our general partner’s and our noncontrolling interests’ capital interests); and (iii) retrospectively adjusted our consolidated financial statements, for any date after the effective dates of common control.
Additionally, because KMI both controls us and consolidates our financial statements into its consolidated financial statements as a result of its ownership of our general partner, we fully allocated to our general partner:

▪
the earnings of the drop-down asset groups for the periods beginning on the effective dates of common control (described above) and ending August 1, 2012 for the August 2012 drop-down asset group and March 1, 2013 for the March 2013 drop-down asset group, respectively (we refer to these earnings as “pre-acquisition” earnings and we reported these earnings separately as “Pre-acquisition income from operations of drop-down asset groups allocated to General Partner” within the “Calculation of Limited Partners’ Interest in Net Income (Loss)” section of our accompanying consolidated statements of income for the three and nine months ended September 30, 2013 and 2012); and

▪
incremental severance expense related to KMI’s acquisition of EP and allocated to us from KMI (and we reported this expense separately as “Drop-down asset groups’ severance expense allocated to General Partner” within the “Calculation of Limited Partners’ Interest in Net Income (Loss)” section of our accompanying consolidated statements of income for the three and nine months ended September 30, 2013). The severance expense allocated to us was associated with the drop-down asset groups; however, we do not have any obligation, nor did we pay any amounts related to this expense.

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
FTC Natural Gas Pipelines Disposal Group – Discontinued Operations
Effective November 1, 2012, we sold our (i) Kinder Morgan Interstate Gas Transmission natural gas pipeline system; (ii) Trailblazer natural gas pipeline system; (iii) Casper and Douglas natural gas processing operations; and (iv) 50% equity investment in the Rockies Express natural gas pipeline system to Tallgrass Energy Partners, LP (now known as Tallgrass Development, LP) (Tallgrass) for approximately $1.8 billion in cash (before selling costs), or $3.3 billion including our share of joint venture debt. In this report, we refer to this combined group of assets as our FTC Natural Gas Pipelines disposal group. The sale of our FTC Natural Gas Pipelines disposal group satisfied the terms of a March 15, 2012 agreement between KMI and the FTC to divest certain of our assets in order to receive regulatory approval for KMI’s EP acquisition. For more information about the presentation of our FTC Natural Gas Pipelines disposal group as discontinued operations, see Note 2 “Summary of Significant Accounting Policies—Basis of Presentation—FTC Natural Gas Pipelines Disposal Group - Discontinued Operations” to our consolidated financial statements included in our 2012 Form 10-K.
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

During the quarter ended June 30, 2013, we created the Natural Gas Pipelines Non-Regulated reporting unit to include the non-regulated businesses we acquired in our acquisition of Copano on May 1, 2013 as well as other non-regulated businesses that were historically part of the former Natural Gas Pipelines reporting unit (now the Natural Gas Pipelines Regulated reporting unit). We then allocated goodwill between these two reporting units based on the relative fair values of the reporting units.

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
We accounted for our acquisition of Copano under the acquisition method of accounting, and accordingly, we measured the consideration paid to Copano unitholders, the acquired identifiable tangible and intangible assets, and the assumed liabilities at their acquisition-date fair values. Also, due to the fact that our acquisition included the remaining 50% interest in Eagle Ford that we did not already own, we remeasured our existing 50% equity investment in Eagle Ford to its fair value as of the acquisition date. As a result of our remeasurement, we recognized a $558 million pre-tax non-cash gain, which we reported separately within “Other Income (Expense)” on our accompanying consolidated statement of income for the nine months ended September 30, 2013.
As of September 30, 2013, our preliminary purchase price allocation related to the Copano acquisition, as adjusted to date, is as follows (in millions). Our evaluation of the assigned fair values is ongoing and subject to adjustment.

Preliminary Purchase Price Allocation:
Current assets (including cash acquired of $30)	$218
Property, plant and equipment	2,805
Investments	387
Goodwill	1,119
Other intangibles	1,375
Other assets	13
Total assets	5,917
Less: Fair value of previously held 50% interest in Eagle Ford Gathering, LLC	(704)
Total assets acquired	5,213
Current liabilities	(207)
Other liabilities	(4)
Long-term debt	(1,252)
Noncontrolling interests	(17)
Common unit consideration	$3,733

The “Goodwill” intangible asset amount represents the future economic benefits expected to be derived from this acquisition that are not assignable to other individually identifiable, separately recognizable assets acquired. We believe the primary items that generated the goodwill are the value of the synergies created by expanding our natural gas gathering and refined product transportation operations. This goodwill is not deductible for tax purposes, but is subject to an impairment test at least annually. The “Other intangibles, net” asset amount represents the fair value of acquired customer contracts and agreements. We are currently amortizing these intangible assets over an estimated remaining useful life of 25 years.

Copano provides comprehensive services to natural gas producers, including natural gas gathering, processing, treating and NGL fractionation. Copano owns an interest in or operates approximately 6,900 miles of pipelines with 2.7 Bcf/d of natural gas transportation capacity, and also owns nine natural gas processing plants with more than 1 Bcf/d of natural gas processing capacity and 315 MMcf/d of natural gas treating capacity. Its operations are located primarily in Texas, Oklahoma and Wyoming. Most of the acquired assets are included in our Natural Gas Pipelines business segment.
Goldsmith Landreth Unit

On June 1, 2013, we acquired certain oil and gas properties, rights, and related assets in the Permian Basin of West Texas from Legado Resources LLC for approximately $285 million (before working capital adjustments). We also assumed $18 million of liabilities. The acquisition of the Goldsmith Landreth San Andres oil field unit includes more than 6,000 acres located in Ector County, Texas, and based on our measurement of fair values for all of the identifiable tangible and intangible assets acquired and liabilities assumed, we assigned the $285 million amount to “Property, plant and equipment, net.” The acquired oil field is in the early stages of CO2 flood development and includes a residual oil zone along with a classic San Andres waterflood. The field currently produces approximately 1,250 barrels of oil per day, and as part of the transaction, we obtained a long-term supply contract for up to 150 MMcf/d of CO2. The acquisition complemented our existing oil and gas producing assets in the Permian Basin, and we included the acquired assets as part of our CO2 business segment.

Pro Forma Information
The following summarized unaudited pro forma consolidated income statement information for the three and nine months ended September 30, 2013 and 2012, assumes that our acquisitions of the drop-down asset groups, Copano and the Goldsmith Landreth Unit had occurred as of January 1, 2012. We prepared the following unaudited pro forma financial results for comparative purposes only. The unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed our acquisitions of the drop-down asset groups and Copano as of January 1, 2012 or the results that will be attained in the future. Amounts presented below are in millions, except for the per unit amounts:

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Revenues	$3,381	$2,980	$9,764	$8,345
Income from Continuing Operations	$697	$540	$2,463	$1,233
Loss from Discontinued Operations	$—	$(131)	$(2)	$(682)
Net Income	$697	$409	$2,461	$551
Net Income Attributable to Noncontrolling Interests	$(8)	$(3)	$(27)	$(12)
Net Income Attributable to Kinder Morgan Energy Partners, L.P.	$689	$406	$2,434	$539

Limited Partners’ Net Income (Loss) per Unit:
Income from Continuing Operations	$0.59	$0.29	$2.79	$0.45
Loss from Discontinued Operations	—	(0.33)	—	(1.73)
Net Income (Loss)	$0.59	$(0.04)	$2.79	$(1.28)

Divestitures

FTC Natural Gas Pipelines Disposal Group – Discontinued Operations

As described above in Note 1 “General—Basis of Presentation,” we began accounting for our FTC Natural Gas Pipelines disposal group as discontinued operations in the first quarter of 2012 (prior to KMI’s sale announcement, we included the disposal group in our Natural Gas Pipelines business segment). For the nine months ended September 30, 2012, we recognized a combined $827 million non-cash loss from both the remeasurement of the disposal group to fair value and from estimated costs to sell, and we reported this loss amount separately as “Loss on sale and the remeasurement of FTC Natural Gas Pipelines disposal group to fair value” within the discontinued operations section of our accompanying consolidated statement of income.

We and Tallgrass trued up the final consideration for the sale of our FTC Natural Gas Pipelines disposal group in the first quarter of 2013, and based on this true up, we recognized an additional $2 million loss. We reported this loss amount separately as “Loss on sale and the remeasurement of FTC Natural Gas Pipelines disposal group to fair value” within the discontinued operations section of our accompanying consolidated statement of income for the nine months ended September 30, 2013, and except for this loss amount, we recorded no other financial results from the operations of our FTC Natural Gas Pipelines disposal group in the first nine months of 2013.

Summarized financial information for the FTC Natural Gas Pipelines Disposal Group is as follows (in millions):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Operating revenues	$71	$204
Operating expenses	(45)	(116)
Depreciation and amortization	—	(7)
Other expense	(1)	(1)
Earnings from equity investments	22	64
Interest income and Other, net	—	1
Income from operations of FTC Natural Gas Pipelines disposal group	$47	$145

Express Pipeline System

Effective March 14, 2013, we sold both our one-third equity ownership interest in the Express pipeline system and our subordinated debenture investment in Express to Spectra Energy Corp. We received net cash proceeds of $402 million (after paying both a final working capital settlement and certain transaction related selling expenses in the current quarter), and we reported the net cash proceeds received from the sale separately as “Proceeds from sale of investments in Express pipeline system” within the investing section of our accompanying consolidated statement of cash flows. For the nine months ended September 30, 2013, we recognized a combined $224 million pre-tax gain with respect to this sale, and we reported this gain amount separately as “(Loss) gain on sale of investments in Express pipeline system” on our accompanying consolidated statement of income. We also recorded an income tax expense of $84 million related to this gain on sale for the nine month period, and we included this expense within “Income Tax Expense.”

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

TGP’s Sale of Production Area Facilities

On September 1, 2013, TGP sold certain natural gas facilities located offshore in the Gulf of Mexico and onshore in the state of Louisiana for an aggregate consideration of $32 million in cash. TGP’s net assets sold in this transaction (including assets identified as “held for sale”) totaled $88 million, and as a result of the sale, TGP recognized both a $92 million increase in regulatory assets pursuant to a FERC order, and a $36 million gain from the sale of assets. We included the cash proceeds received from the sale in 2013 within “Sale or casualty of property, plant and equipment, investments and other net assets, net of removal costs” within the investing section of our accompanying consolidated statement of cash flows for the nine months ended September 30, 2013, and we included the gain amount within “Other Income (Expense)” on our accompanying consolidated statements of income for the three and nine months ended September 30, 2013.

3. Debt
We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our accompanying consolidated statements of income. The following table provides detail on the principal amount of our outstanding debt as of September 30, 2013 and December 31, 2012. The table amounts exclude all debt fair value adjustments, including debt discounts and premiums (in millions).

	September 30, 2013	December 31, 2012
KMEP borrowings:
Senior notes, 2.65% through 9.00%, due 2013 through 2043(a)	$16,100	$13,350
Commercial paper borrowings(b)	174	621
Credit facility due May 1, 2018(c)	—	—
Subsidiary borrowings (as obligor):
TGP - Notes, 7.00% through 8.375%, due 2016 through 2037(d)	1,790	1,790
EPNG - Notes, 5.95% through 8.625%, due 2017 through 2032(e)	1,115	1,115
Copano - Notes, 7.125%, due April 1, 2021(f)	332	—
Other miscellaneous subsidiary debt	101	186
Total long-term debt	19,612	17,062
Less: Current portion of debt(g)	(702)	(1,155)
Total long-term debt, less current portion of debt(h)	$18,910	$15,907
__________

(a)
All of our fixed rate senior notes provide that we may redeem the notes at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium.

(b)
In May 2013, in association with the increase in capacity negotiated for our senior unsecured revolving credit facility (see “—Credit Facility” below), we increased our commercial paper program by $500 million to provide for the issuance of up to $2.7 billion.  Our senior unsecured revolving credit facility supports our commercial paper program, and borrowings under our commercial paper program reduce the borrowings allowed under our credit facility. As of September 30, 2013 and December 31, 2012, the average interest rates on our outstanding commercial paper borrowings were 0.27% and 0.45%, respectively. The borrowings under our commercial paper program were used principally to finance the acquisitions and capital expansions we made during the first nine months of 2013 and during 2012, and in the near term, we expect that our short-term liquidity and financing needs will be met primarily through borrowings made under our commercial paper program.

(c)	See “—Credit Facility” below.

(d)	Consists of six separate series of fixed-rate unsecured senior notes that we assumed as part of the August 2012 drop-down transaction.

(e)	Consists of four separate series of fixed-rate unsecured senior notes that we assumed as part of the August 2012 and March 2013 drop-down transactions.

(f)
Consists of a single series of fixed-rate unsecured senior notes that we guaranteed as part of our May 1, 2013 Copano acquisition. The notes mature on April 1, 2021, and interest on the notes is payable semiannually on April 1 and October 1 of each year. For further information about these notes, see “—2013 Changes in Debt—Copano Debt” below.

(g)	As of September 30, 2013 and December 31, 2012, includes commercial paper borrowings of $174 million and $621 million, respectively.

(h)
Excludes debt fair value adjustments. As of September 30, 2013 and December 31, 2012, our “Debt fair value adjustments” increased our debt balances by $1,332 million and $1,698 million, respectively. In addition to all unamortized debt discount/premium amounts and purchase accounting on our debt balances, our debt fair value adjustments also include (i) amounts associated with the offsetting entry for hedged debt; and (ii) any unamortized portion of proceeds received from the early termination of interest rate swap agreements. For further information about our debt fair value adjustments, see Note 5 “Risk Management—Fair Value of Derivative Contracts.”

Credit Facility
On May 1, 2013, we replaced our previous $2.2 billion senior unsecured revolving bank credit facility that was due July 1, 2016, with a new $2.7 billion five-year, senior unsecured revolving credit facility expiring May 1, 2018. Borrowings under the credit facility can be used for general partnership purposes and as a backup for our commercial paper program. We had no borrowings under the credit facility as of September 30, 2013. The credit facility’s financial covenants are substantially similar to those in our previous facility, and as of September 30, 2013, we were in compliance with all required financial covenants. The new facility provides that the margin we will pay with respect to borrowings and the facility fee we will pay on the total commitment will vary based on our senior debt credit rating. Interest on the credit facility accrues at our option at a floating rate equal to either:

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

In addition, we had, as of September 30, 2013, $2,322 million of borrowing capacity available under our credit facility. The amount available for borrowing under our credit facility was reduced by a combined amount of $378 million, consisting of $174 million of commercial paper borrowings and $204 million of letters of credit, consisting of (i) a $100 million letter of credit that supports certain proceedings with the CPUC involving refined products tariff charges on the intrastate common carrier operations of our Pacific operations’ pipelines in the state of California; (ii) a combined $85 million in three letters of credit that support tax-exempt bonds; and (iii) a combined $19 million in other letters of credit supporting other obligations of us and our subsidiaries.

2013 Changes in Debt
KMEP Debt
During the first nine months of 2013, we completed two separate public offerings of senior notes.  With regard to these offerings, we received net proceeds as follows (i) $991 million from a February 28, 2013 public offering of a total of $1 billion in principal amount of senior notes in two separate series, consisting of $600 million of 3.50% notes due September 1, 2023 and $400 million of 5.00% notes due March 1, 2043; and (ii) $1,724 million from an August 5, 2013 public offering of a total of $1.75 billion in principal amount of senior notes in three separate series, consisting of $800 million of 2.65% notes due February 1, 2019, $650 million of 4.15% notes due February 1, 2024, and $300 million of 5.00% notes due March 1, 2043 (the 5.00% notes we issued in August 2013 constitute a further issuance of the $400 million aggregate principal amount of 5.00% notes we issued in February 2013 and form a single series with those notes). We used the proceeds from our February 2013 debt offering to pay a portion of the purchase price for our March 2013 drop-down transaction and to reduce the borrowings under our commercial paper program. We used the proceeds from our August 2013 debt offering to reduce the borrowings under our commercial paper program and to fund our partial redemption and retirement of Copano’s 7.125% senior notes in September 2013 (described following in “—Copano Debt).

Copano Debt

As of our May 1, 2013 acquisition date, we assumed the following outstanding Copano debt amounts (i) $404 million of outstanding borrowings under Copano’s revolving credit facility due June 10, 2016; (ii) $249 million aggregate principal amount of Copano’s 7.75% unsecured senior notes due June 1, 2018; and (iii) $510 million aggregate principal amount of Copano’s 7.125% unsecured senior notes due April 1, 2021. Immediately following our acquisition, we repaid the outstanding $404 million of borrowings under Copano’s revolving credit facility, and we terminated the credit facility at the time of such repayment. On June 1, 2013, we paid $259 million (based on a price of 103.875% of the principal amount) to fully redeem and retire the 7.75% series of senior notes in accordance with the terms and conditions of the indenture governing the notes. As part of our May 1, 2013 purchase price allocation, we valued the 7.75% senior notes equal to the $259 million redemption value and accordingly, we recorded no gain or loss from this debt retirement. We utilized borrowings under our commercial paper program for both of these debt retirements.

On September 4, 2013, we paid $191 million to complete the partial redemption and retirement of $178 million (35%) of the total $510 million outstanding principal amount of Copano’s 7.125% senior notes (excluding a $6 million payment for accrued and unpaid interest on the redeemed notes as of September 4, 2013).  As part of our May 1, 2013 purchase price allocation, we valued the 7.125% senior notes equal to the $191 million redemption value and accordingly, we recorded no gain or loss from this debt retirement.  As of September 30, 2013, an aggregate principal amount of $332 million of 7.125% senior notes remained outstanding.

Kinder Morgan Altamont LLC ( EP midstream assets) Debt

In February 2013, prior to the close of the March 2013 drop-down transaction, we and KMI each contributed $45 million to Kinder Morgan Altamont LLC to allow it to repay the outstanding $90 million of borrowings under its revolving credit facility and following this repayment, Kinder Morgan Altamont LLC had no outstanding debt. In May 2013, we terminated the credit facility.

4. Partners’ Capital
Limited Partner Units
As of September 30, 2013 and December 31, 2012, our Partners’ Capital included the following limited partner units:

	September 30, 2013	December 31, 2012
Common units:
Held by third parties	287,937,375	231,718,422
Held by KMI and affiliates (excluding our general partner)	20,563,455	19,314,003
Held by our general partner	1,724,000	1,724,000
Total Common units	310,224,830	252,756,425
Class B units(a)	5,313,400	5,313,400
i-units(b)	122,287,358	115,118,338
Total limited partner units	437,825,588	373,188,163
_________

(a)
As of both September 30, 2013 and December 31, 2012, all of our Class B units were held by a wholly-owned subsidiary of KMI.  The Class B units are similar to our common units except that they are not eligible for trading on the NYSE.

(b)
As of both September 30, 2013 and December 31, 2012, all of our i-units were held by KMR.  Our i-units are a separate class of limited partner interests in us and are not publicly traded.  In accordance with KMR’s limited liability company agreement, KMR’s activities are restricted to being a limited partner in us, and to controlling and managing our business and affairs and the business and affairs of our operating limited partnerships and their subsidiaries.  Through the combined effect of the provisions in our partnership agreement and the provisions of KMR’s limited liability company agreement, the number of outstanding KMR shares and the number of our i-units will at all times be equal. The number of i-units we distribute to KMR is based upon the amount of cash we distribute to the owners of our common units. When cash is paid to the holders of our common units, we issue additional i-units to KMR. The fraction of an i-unit paid per i-unit owned by KMR will have a value based on the cash payment on the common units.

The total limited partner units represent our limited partners’ interest and an effective 98% interest in us, exclusive of our general partner’s right to receive incentive distributions. Our general partner has an effective 2% interest in us, excluding its right to receive incentive distributions.

Equity Issuances
On June 3, 2013, we entered into a fourth amended and restated equity distribution agreement with UBS Securities LLC, referred to as UBS, which increased the aggregate offering price of our common units to up to $2.175 billion (up from $1.9 billion), and on August 7, 2013, we entered into a new equity distribution agreement with UBS. The terms of this new equity distribution agreement are substantially similar to those in our previous agreement, and it allows us to offer and sell from time to time additional common units having an aggregate offering price of up to $1.9 billion through UBS, as sales agent. During the nine months ended September 30, 2013, we issued 8,247,743 of our common units pursuant to our equity distribution agreements with UBS. We received net proceeds from the issuance of these common units of $695 million, and we used the proceeds to reduce the borrowings under our commercial paper program.
In addition, during the nine months ended September 30, 2013, we issued 1,757,300 i-units to KMR. We received net proceeds of $145 million for the issuance of these i-units, and we used the proceeds to reduce the borrowings under our commercial paper program. KMR realized net proceeds of $145 million from the issuance of 1,757,300 of its shares pursuant to its equity distribution agreement with Credit Suisse, and KMR used the net proceeds received from the issuance of these shares to buy the additional i-units from us. KMR entered into its equity distribution agreement with Credit Suisse on May 4, 2012. The terms of this agreement are substantially similar to the terms of our equity distribution agreement with UBS, and it allows KMR to sell from time to time through Credit Suisse, as KMR’s sales agent, KMR’s shares representing limited liability company interests having an aggregate offering price of up to $500 million.
For the nine month period ended September 30, 2013, in addition to the issuance of units described above, our significant equity issuances consisted of the following:

•
on February 26, 2013, we issued, in a public offering, 4,600,000 of our common units at a price of $86.35 per unit, less commissions and underwriting expenses. We received net proceeds, of $385 million for the issuance of these 4,600,000 common units, and used the proceeds to pay a portion of the purchase price for the March 2013 drop-down transaction;

•
on March 1, 2013, in connection with the March 2013 drop-down transaction, we issued 1,249,452 of our common units to KMI. We valued the units at $108 million, based on the $86.72 closing market price of a common unit on the NYSE on March 1, 2013; and

•
on May 1, 2013, we issued 43,371,210 common units to Copano unitholders as our purchase price for Copano. We valued the units at $3,733 million, based on the $86.08 closing market price of a common unit on the NYSE on May 1, 2013.

Income Allocations
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

Partnership Distributions
The following table provides information about our distributions for the three and nine month periods ended September 30, 2013 and 2012 (in millions except per unit and i-unit distributions amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Per unit cash distribution declared for the period	$1.35	$1.26	$3.97	$3.69
Per unit cash distribution paid in the period	$1.32	$1.23	$3.91	$3.59
Cash distributions paid in the period to all partners(a)(b)	$845	$650	$2,332	$1,859
i-unit distributions made in the period to KMR(c)	1,880,172	1,578,616	5,411,720	4,646,736
General Partner’s incentive distribution(d):
Declared for the period(e)	$434	$364	$1,248	$1,020
Paid in the period(b)(c)	$416	$337	$1,198	$958
__________

(a)	Consisting of our common and Class B unitholders, our general partner and noncontrolling interests.

(b)	The period-to-period increases in distributions paid reflect the increases in amounts distributed per unit as well as the issuance of additional units.

(c)
Under the terms of our partnership agreement, we agreed that we will not, except in liquidation, make a distribution on an i-unit other than in additional i-units or a security that has in all material respects the same rights and privileges as our i-units.  The number of i-units we distribute to KMR is based upon the amount of cash we distribute to the owners of our common units. When cash is paid to the holders of our common units, we will issue additional i-units to KMR.  The fraction of an i-unit paid per i-unit owned by KMR will have a value based on the cash payment on the common units.  If additional units are distributed to the holders of our common units, we will issue an equivalent amount of i-units to KMR based on the number of i-units it owns. Based on the preceding, the i-units we distributed were based on the $1.32 and $1.23 per unit paid to our common unitholders during the third quarters of 2013 and 2012, respectively, and the $3.91 and $3.59 per unit paid to our common unitholders during the first nine months of 2013 and 2012, respectively.

(d)	Incentive distribution does not include the general partner’s initial 2% distribution of available cash.

(e)
Three and nine month 2013 amounts include decreases of $25 million and $50 million, respectively, for waived general partner incentive amounts related to common units issued to finance our May 1, 2013 Copano acquisition. Nine month 2013 amount and three and nine month 2012 amounts include decreases of $4 million, $6 million and $19 million, respectively, for waived general partner incentive amounts related to common units issued to finance a portion of our July 2011 KinderHawk acquisition.

For additional information about our 2012 partnership distributions, see Note 16 “Litigation, Environmental and Other Contingencies” and Note 17 “Regulatory Matters” to our consolidated financial statements included in our 2012 Form 10-K.
Subsequent Event
On October 16, 2013, we declared a cash distribution of $1.35 per unit for the quarterly period ended September 30, 2013. The distribution will be paid on November 14, 2013 to unitholders of record as of October 31, 2013. Our common unitholders and our Class B unitholder will receive cash. KMR will receive a distribution of additional i-units based on the $1.35 distribution per common unit. For each outstanding i-unit that KMR holds, a fraction of an i-unit will be issued. This fraction will be determined by dividing:

•	$1.35, the cash amount distributed per common unit
by

•
the average of KMR’s shares’ closing market prices from October 15-28, 2013, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the NYSE.

5. Risk Management
Certain of our business activities expose us to risks associated with unfavorable changes in the market price of natural gas, NGLs and crude oil. We also have exposure to interest rate risk as a result of the issuance of our debt obligations. Pursuant to our management’s approved risk management policy, we use derivative contracts to hedge or reduce our exposure to certain of these risks.
As part of our May 1, 2013 Copano acquisition, we acquired derivative contracts related to natural gas, NGLs and crude oil. None of these derivatives are designated as accounting hedges.

Energy Commodity Price Risk Management
As of September 30, 2013, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(23.1)	million barrels
Natural gas fixed price	(35.2)	billion cubic feet
Natural gas basis	(30.7)	billion cubic feet
Derivatives not designated as hedging contracts
Crude oil fixed price	0.5	million barrels
Crude oil basis	(1.2)	million barrels
Natural gas fixed price	0.3	billion cubic feet
Natural gas basis	7.0	billion cubic feet
NGLs fixed price	0.4	million barrels
As of September 30, 2013, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2017.
Interest Rate Risk Management
As of September 30, 2013, we had a combined notional principal amount of $5,050 million of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread. All of our swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of September 30, 2013, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.
In June 2013, we terminated three of our existing fixed-to-variable interest rate swap agreements in separate transactions. These swap agreements had a combined notional principal amount of $975 million, and we received combined proceeds of $96 million from the early termination of these swap agreements. In August 2013, we entered into six separate fixed-to-variable interest rate swap agreements having a combined notional principal amount of $500 million. Four of these agreements effectively convert a portion of the interest expense associated with our 2.65% senior notes due February 1, 2019, from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread, and the remaining two agreements effectively convert a portion of the interest expense associated with our 4.15% senior notes due February 1, 2024, from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread. As of December 31, 2012, we had a combined notional principal amount of $5,525 million of fixed-to-variable interest rate swap agreements.

Fair Value of Derivative Contracts
The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012 (in millions):
Fair Value of Derivative Contracts

		Asset derivatives		Liability derivatives
		September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	Balance sheet location	Fair value	Fair value	Fair value	Fair value
Derivatives designated as hedging contracts
Energy commodity derivative contracts	Other current assets/(Accrued other current liabilities)	$19	$42	$(49)	$(18)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	65	40	(43)	(11)
Subtotal		84	82	(92)	(29)
Interest rate swap agreements	Other current assets/(Accrued other current liabilities)	98	9	—	—
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	170	594	(79)	(1)
Subtotal		268	603	(79)	(1)
Total		352	685	(171)	(30)

Derivatives not designated as hedging contracts
Energy commodity derivative contracts	Other current assets/(Accrued other current liabilities)	11	4	(2)	(3)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	2	—	(1)	(1)
Total		13	4	(3)	(4)
Total derivatives		$365	$689	$(174)	$(34)
Certain of our derivative contracts are subject to master netting agreements. As of September 30, 2013 and December 31, 2012, we presented the fair value of our derivative contracts on a gross basis on our accompanying consolidated balance sheets.  The following tables present our derivative contracts subject to such netting agreements as of September 30, 2013 and December 31, 2012 (in millions):
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Held(a)
As of September 30, 2013:
Energy commodity derivative contracts	$97	$—	$97	$(60)	$—	$37
Interest rate swap agreements	$268	$—	$268	$(19)	$—	$249
As of December 31, 2012:
Energy commodity derivative contracts	$86	$—	$86	$(17)	$—	$69
Interest rate swap agreements	$603	$—	$603	$—	$—	$603

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Posted(b)
As of September 30, 2013:
Energy commodity derivative contracts	$(95)	$—	$(95)	$60	$—	$(35)
Interest rate swap agreements	$(79)	$—	$(79)	$19	$—	$(60)
As of December 31, 2012:
Energy commodity derivative contracts	$(33)	$—	$(33)	$17	$5	$(11)
Interest rate swap agreements	$(1)	$—	$(1)	$—	$—	$(1)
___________

(a)
Cash margin deposits held by us associated with our energy commodity contract positions and OTC swap agreements and reported within “Accrued other current liabilities” on our accompanying consolidated balance sheets.

(b)
Cash margin deposits posted by us associated with our energy commodity contract positions and OTC swap agreements and reported within “Other current assets” on our accompanying consolidated balance sheets.

Debt Fair Value Adjustments

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Debt fair value adjustments” on our accompanying consolidated balance sheets. Our “Debt fair value adjustments” also include all unamortized debt discount/premium amounts, purchase accounting on our debt balances, and any unamortized portion of proceeds received from the early termination of interest rate swap agreements. As of September 30, 2013 and December 31, 2012, these fair value adjustments to our debt balances included (i) $660 million and $638 million, respectively, associated with fair value adjustments to our debt previously recorded in purchase accounting; (ii) $189 million and $602 million, respectively, associated with the offsetting entry for hedged debt; (iii) $533 million and $488 million, respectively, associated with unamortized premium from the termination of interest rate swap agreements; and offset by (iv) $50 million and $30 million, respectively, associated with unamortized debt discount amounts. As of September 30, 2013, the weighted-average amortization period of the unamortized premium from the termination of the interest rate swaps was approximately 16 years.

Effect of Derivative Contracts on the Income Statement
The following two tables summarize the impact of our derivative contracts on our accompanying consolidated statements of income for each of the three and nine months ended September 30, 2013 and 2012 (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives and related hedged item(a)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Interest rate swap agreements	Interest expense	$(23)	$28	$(317)	$109
Total		$(23)	$28	$(317)	$109

Fixed rate debt	Interest expense	$23	$(28)	$317	$(109)
Total		$23	$(28)	$317	$(109)
___________

(a)
Amounts reflect the change in the fair value of interest rate swap agreements and the change in the fair value of the associated fixed rate debt, which exactly offset each other as a result of no hedge ineffectiveness.

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)(a)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012		2013	2012		2013	2012
Energy commodity derivative contracts	$(102)	$(90)	Natural gas sales	$—	$2	Natural gas sales	$—	$—
			Product sales and other	(30)	—	Product sales and other	(8)	(5)
			Costs of sales	5	8	Costs of sales	—	—
Total	$(102)	$(90)	Total	$(25)	$10	Total	$(8)	$(5)

	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012		2013	2012
Energy commodity derivative contracts	$(73)	$99	Natural gas sales	$—	$4	Natural gas sales	$—	$—
			Product sales and other	(15)	(31)	Product sales and other	(2)	(8)
			Costs of sales	—	17	Costs of sales	—	—
Total	$(73)	$99	Total	$(15)	$(10)	Total	$(2)	$(8)
____________

(a)
We expect to reclassify an approximate $22 million loss associated with energy commodity price risk management activities and included in our Partners’ Capital as of September 30, 2013 into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

(b)	Amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).

For the three and nine months ended September 30, 2013, we recognized losses of $11 million and $7 million, respectively, in income and included these amounts within “Product sales and other” from derivative contracts not designated as accounting hedges. For the three and nine months ended September 30, 2012, such amounts were not significant.

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

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we, or our counterparties, are required to provide collateral, which may include posting letters of credit or placing cash in margin accounts. As of both September 30, 2013 and December 31, 2012, we had no outstanding letters of credit supporting our hedging of energy commodity price risks associated with the sale of natural gas, NGLs and crude oil.
We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring us to post additional collateral upon a decrease in our credit rating. As of September 30, 2013, we estimate that if our credit rating was downgraded one notch, we would be required to post no additional collateral to our counterparties. If we were downgraded two notches (that is, below investment grade), we would be required to post $18 million of additional collateral.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
Changes in the components of our “Accumulated other comprehensive income” for the nine months ended September 30, 2013 are summarized as follows (in millions):

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjs.	Total Accumulated other comprehensive income/(loss)
Balance as of December 31, 2012	$66	$132	$(30)	$168
Other comprehensive income before reclassifications	(72)	(72)	32	(112)
Amounts reclassified from accumulated other comprehensive income	15	—	—	15
Net current-period other comprehensive income	(57)	(72)	32	(97)
Balance as of September 30, 2013	$9	$60	$2	$71

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

Fair Value of Derivative Contracts
The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts; and (ii) interest rate swap agreements as of September 30, 2013 and December 31, 2012, based on the three levels established by the Codification. The fair value measurements in the tables below do not include cash margin deposits made by us or our counterparties, which are reported within “Other current assets” and “Accrued other current liabilities,” respectively, in our accompanying consolidated balance sheets (in millions).

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2013
Energy commodity derivative contracts(a)	$97	$13	$43	$41
Interest rate swap agreements	$268	$—	$268	$—

As of December 31, 2012
Energy commodity derivative contracts(a)	$86	$3	$76	$7
Interest rate swap agreements	$603	$—	$603	$—

	Liability fair value measurements using
	Total	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2013
Energy commodity derivative contracts(a)	$(95)	$(5)	$(47)	$(43)
Interest rate swap agreements	$(79)	$—	$(79)	$—

As of December 31, 2012
Energy commodity derivative contracts(a)	$(33)	$(3)	$(26)	$(4)
Interest rate swap agreements	$(1)	$—	$(1)	$—
____________

(a)
Level 1 consists primarily of NYMEX natural gas futures. Level 2 consists primarily of OTC WTI swaps and OTC natural gas swaps that are settled on NYMEX. Level 3 consists primarily of WTI options, WTI basis swaps and NGL options.

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for each of the three and nine months ended September 30, 2013 and 2012 (in millions):
Significant unobservable inputs (Level 3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives-net asset (liability)
Beginning of Period	$18	$20	$3	$7
Total gains or (losses):
Included in earnings	(14)	(3)	(8)	(3)
Included in other comprehensive income	(2)	(6)	(2)	—
Purchases(a)	—	—	18	3
Settlements	(4)	(5)	(13)	(1)
End of Period	$(2)	$6	$(2)	$6

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$(13)	$(5)	$(11)	$(1)
____________

(a)	2013 purchases include a net asset of $18 million of Level 3 energy commodity derivative contracts assumed in conjunction with our May 1, 2013 Copano acquisition.

As of September 30, 2013, our Level 3 derivative assets and liabilities consisted primarily of WTI options, WTI basis swaps and NGL options, where a significant portion of fair value is calculated from underlying market data that is not readily observable. The derived values use industry standard methodologies that may consider the historical relationships among various commodities, modeled market prices, time value, volatility factors and other relevant economic measures. The use of these inputs results in our management’s best estimate of fair value.

Fair Value of Financial Instruments
The estimated fair value of our outstanding debt balance as of September 30, 2013 and December 31, 2012 (both short-term and long-term and including debt fair value adjustments), is disclosed below (in millions):

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair value	Carrying Value	Estimated Fair value
Total debt	$20,944	$21,198	$18,760	$20,439
We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both September 30, 2013 and December 31, 2012.

7. Reportable Segments
We operate in five reportable business segments. These segments and their principal sources of revenues are as follows:

▪	Natural Gas Pipelines—the sale, transport, processing, treating, fractionation, storage and gathering of natural gas and NGLs;

▪
CO2—the production, sale and transportation of crude oil from fields in the Permian Basin of West Texas and the production, transportation and marketing of CO2 used as a flooding medium for recovering crude oil from mature oil fields;

▪	Products Pipelines— the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel, NGLs, crude and condensate, and bio-fuels;

▪	Terminals—the transloading and storing of refined petroleum products and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt and other bulk chemicals; and

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
Financial information by segment follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Natural Gas Pipelines(a)	$2,023	$1,277	$5,088	$2,922
CO2	456	420	1,345	1,250
Products Pipelines	474	386	1,371	940
Terminals
Revenues from external customers	354	334	1,034	1,017
Intersegment revenues	—	—	1	1
Kinder Morgan Canada	74	80	221	226
Total segment revenues	3,381	2,497	9,060	6,356
Less: Total intersegment revenues	—	—	(1)	(1)
Total consolidated revenues	$3,381	$2,497	$9,059	$6,355

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(b)
Natural Gas Pipelines(a)	$635	$490	$2,315	$1,001
CO2	340	327	1,040	988
Products Pipelines(c)	202	150	399	492
Terminals	217	183	610	565
Kinder Morgan Canada(d)	43	56	286	158
Total segment earnings before DD&A	1,437	1,206	4,650	3,204
Total segment depreciation, depletion and amortization	(377)	(319)	(1,062)	(834)
Total segment amortization of excess cost of investments	(3)	(1)	(7)	(5)
General and administrative expenses	(136)	(146)	(433)	(424)
Interest expense, net of unallocable interest income	(220)	(199)	(637)	(498)
Unallocable income tax expense	(4)	(2)	(10)	(7)
Loss from discontinued operations	—	(131)	(2)	(682)
Total consolidated net income	$697	$408	$2,499	$754

	September 30, 2013	December 31, 2012
Assets
Natural Gas Pipelines	$25,346	$19,403
CO2	2,841	2,337
Products Pipelines	5,299	4,921
Terminals	5,886	5,123
Kinder Morgan Canada	1,662	1,903
Total segment assets	41,034	33,687
Corporate assets(e)	951	1,289
Total consolidated assets	$41,985	$34,976
____________

(a)
Increases in the three and nine month 2013 amounts versus the three and nine month 2012 amounts reflect our acquisition of the drop-down asset groups from KMI and our acquisition of Copano. Nine month 2013 amount also includes a $558 million non-cash gain from the remeasurement of net assets to fair value (all of the above are discussed further in Note 2 “Acquisitions and Divestitures—Acquisitions”).

(b)	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).

(c)	Nine month 2013 amount includes a $177 million increases in expense associated with adjustments to legal liabilities related to both transportation rate cases and environmental matters.

(d)
Three and nine month 2013 amounts include a $1 million decrease and a $140 million increase, respectively, from after-tax loss and gain amounts on the sale of our investments in the Express pipeline system.

(e)
Includes cash and cash equivalents; margin and restricted deposits; unallocable interest receivable, prepaid assets and deferred charges; and risk management assets related to debt fair value adjustments.

8. Related Party Transactions
Notes Receivable
Plantation Pipe Line Company
We and ExxonMobil have a term loan agreement covering a note receivable due from Plantation. We own a 51.17% equity interest in Plantation and our proportionate share of the outstanding principal amount of the note receivable was $49 million as of both September 30, 2013 and December 31, 2012. The note bears interest at the rate of 4.25% per annum and provides for semiannual payments of principal and interest on December 31 and June 30 each year, with a final principal payment of $45 million (for our portion of the note) due on July 20, 2016. We included $1 million of our note receivable balance within “Other current assets,” on our accompanying consolidated balance sheets as of both September 30, 2013 and December 31, 2012, and we included the remaining outstanding balance within “Deferred charges and other assets.”
Asset Acquisitions
From time to time in the ordinary course of business, we buy and sell assets and related services from KMI and its subsidiaries.  Such transactions are conducted in accordance with all applicable laws and regulations and on an arms’ length basis consistent with our policies governing such transactions.  In conjunction with our acquisition of (i) certain Natural Gas Pipelines assets and partnership interests from KMI in December 1999 and December 2000; (ii) TransColorado from KMI in November 2004; (iii) TGP and 50% of EPNG from KMI in August 2012; and (iv) the remaining 50% ownership interests in EPNG and the EP midstream assets from KMI in March 2013, KMI has agreed to indemnify us and our general partner with respect to approximately $5.9 billion of our debt as of September 30, 2013. KMI would be obligated to perform under this indemnity only if we are unable, and/or our assets were insufficient, to satisfy our obligations.
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
EPNG
The tariffs and rates charged by EPNG are subject to two ongoing FERC proceedings (the “2008 rate case” and the “2010 rate case”). With respect to the 2008 rate case, the FERC issued its decision (“Opinion 517”) in May 2012 and EPNG implemented certain aspects of that decision. EPNG has sought rehearing on Opinion 517. With respect to the 2010 rate case, the FERC issued its decision (“Opinion 528”) on October 17, 2013. EPNG is evaluating Opinion 528 and its impact. Based on our preliminary assessment, we believe our incremental exposure for refunds above our existing legal reserve is zero to $50 million.

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

On May 26, 2011, the CPUC issued a decision in several intrastate rate cases involving SFPP and a number of its shippers (the “Long” cases).  The decision includes determinations on issues, such as SFPP’s entitlement to an income tax allowance, allocation of environmental expenses, and refund liability which we believe are contrary both to CPUC policy and precedent and to established federal regulatory policies for pipelines. On March 8, 2012, the CPUC issued another decision related to the Long cases. This decision largely reflected the determinations made on May 26, 2011, including the denial of an income tax allowance for SFPP. The CPUC’s order denied SFPP’s request for rehearing of the CPUC’s income tax allowance treatment, while granting requested rehearing of various, other issues relating to SFPP’s refund liability and staying the payment of refunds until resolution of the outstanding issues on rehearing. On March 23, 2012, SFPP filed a petition for writ of review in the California Court of Appeals, seeking a court order vacating the CPUC’s determination that SFPP is not entitled to recover an income tax allowance in its intrastate rates. The Court denied SFPP’s petition, and on October 16, 2013, the California Supreme Court declined SFPP’s request for further review. SFPP is currently assessing the precise impact of the now final state rulings denying SFPP an income tax allowance and is awaiting CPUC decisions that will determine the impact related to the denial of an income tax allowance.

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

On January 30, 2012, SFPP filed an application reducing its intrastate rates by approximately 7%. This matter remains pending before the CPUC, with a decision expected in the fourth quarter of 2013.

On July 19, 2013, Calnev filed an application with the CPUC requesting a 36% increase in its intrastate rates; a decision from the CPUC is expected by the first quarter of 2014.

Based on our review of these CPUC proceedings and the shipper comments thereon, we estimate that the shippers are requesting approximately $375 million in reparation payments and approximately $30 million in annual rate reductions.  The actual amount of reparations will be determined through further proceedings at the CPUC. As of September 30, 2013, we believe our legal reserve, including an adjustment of the reserve made in the second quarter of 2013 related in part to this matter, is adequate such that the resolution of pending CPUC matters will not have a material adverse impact on our business, financial position or results of operations. We do not expect any reparations that we would pay in this matter to impact the $5.33 per unit cash distributions we expect to pay to our limited partners for 2013.
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
The Actions name Copano, R. Bruce Northcutt, William L. Thacker, James G. Crump, Ernie L. Danner, T. William Porter, Scott A. Griffiths, Michael L. Johnson, Michael G. MacDougall, Kinder Morgan G.P., Inc., KMEP and Javelina Merger Sub LLC as defendants. The Actions were purportedly brought on behalf of a putative class seeking to enjoin the merger and allege, among other things, that the members of Copano’s board of directors breached their fiduciary duties by agreeing to sell Copano for inadequate and unfair consideration and pursuant to an inadequate and unfair process, and that Copano, KMEP, Kinder Morgan G.P., Inc. and Javelina Merger Sub LLC aided and abetted such alleged breaches. In addition, the plaintiffs in each of the Texas State Action and the Delaware Action alleged that the Copano directors breached their duty of candor to unitholders by failing to provide the unitholders with all material information regarding the merger and/or made misstatements in the preliminary proxy statement. The plaintiffs in the Texas Federal Action also asserted a claim under the federal securities laws alleging that the preliminary proxy statement omits and/or misrepresents material information in connection with the merger.
On April 21, 2013, the parties in all the Actions executed a Memorandum of Understanding pursuant to which Copano agreed to make certain additional disclosures concerning the merger in a Form 8-K, which Copano filed on April 22, 2013, and the plaintiffs agreed to enter into a stipulation of settlement providing for full settlement and dismissal with prejudice of each of the Actions. The parties then prepared and filed a Stipulation of Settlement with the Delaware Chancery Court, and on June 28, 2013, Copano announced that we had reached an agreement with the plaintiffs to settle all claims asserted against all defendants. The settlement does not require the defendants to pay any monetary consideration to the proposed settlement class. Following notice to the putative class, the Delaware Chancery Court held a settlement hearing and issued a final order approving the settlement on September 9, 2013. The order, among other things, dismissed the Delaware Action with prejudice and provided for a release in favor of all of the defendants for any and all claims by any of the putative class members arising out of the merger. The order also awarded plaintiffs’ counsel in the Delaware action $450,000 for their fees and expenses, to be paid by defendants. The plaintiff in the Texas Federal Action dismissed his case on May 13, 2013 and intervened in the Texas State Action on August 12, 2013 for the sole purpose of advancing a joint motion and petition for attorneys’ fees and expenses. On October 11, 2013, the court in the Texas State Action entered an order and final judgment denying plaintiffs’ joint motion for fees and expenses.
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

Plains Gas Solutions, LLC v. Tennessee Gas Pipeline Company, L.L.C. et al
On October 16, 2013, Plains Gas Solutions, LLC (“Plains”) filed a petition in the 151st Judicial District Court for Harris County, Texas (Case No. 62528) against TGP, Kinetica Partners, LLC and two other Kinetica entities. The suit arises from the sale by TGP of the Cameron System in Louisiana to Kinetica Partners, LLC on September 1, 2013. Plains alleges that defendants breached a straddle agreement requiring that gas on the Cameron System be committed to Plains’ Grand Chenier gas-processing facility, that requisite daily volume reports were not provided, that TGP improperly assigned its obligations under the straddle agreement to Kinetica, and that defendants interfered with Plains’ contracts with producers. The petition alleges damages of at least $100 million. We believe that we are entitled to defense and indemnity from Kinetica under the Amended and Restated Purchase and Sale Agreement with Kinetica and intend to vigorously defend the suit.
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
General
As of September 30, 2013 and December 31, 2012, our total reserve for legal matters was $599 million and $404 million, respectively. The reserve primarily relates to various claims from regulatory proceedings arising from our products pipeline and natural gas pipeline transportation rates. The overall change in the reserve from December 31, 2012 was primarily due to increases in expense in the first nine months of 2013 associated with adjustments to interstate and California intrastate transportation rate case liabilities.
Environmental Matters
We are subject to environmental cleanup and enforcement actions from time to time. In particular, the Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA, generally imposes joint and several liability for cleanup and enforcement costs on current and predecessor owners and operators of a site, among others, without regard to fault or the legality of the original conduct, subject to the right of a liable party to establish a “reasonable basis” for apportionment of costs. Our operations are also subject to federal, state and local laws and regulations relating to protection of the environment. Although we believe our operations are in substantial compliance with applicable environmental law and regulations, risks of additional costs and liabilities are inherent in pipeline, terminal and CO2 field and oil field operations, and there can be no assurance that we will not incur significant costs and liabilities. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies under the terms of authority of those laws, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us.
We are currently involved in several governmental proceedings involving alleged violations of environmental and safety regulations. As we receive notices of non-compliance, we attempt to negotiate and settle such matters where appropriate. Specifically, we are involved in matters including incidents at terminal facilities in New Jersey and Texas involving the United States Department of Transportation PHMSA and the Texas Commission on Environmental Quality, respectively, which may result in fines and penalties for alleged violations. We do not believe that these alleged violations will have a material adverse effect on our business, financial position, results of operations or distributions to limited partners.
We are also currently involved in several governmental proceedings involving groundwater and soil remediation efforts under administrative orders or related state remediation programs. We have established a reserve to address the costs associated with the cleanup.
In addition, we are involved with and have been identified as a potentially responsible party in several federal and state superfund sites. Environmental reserves have been established for those sites where our contribution is probable and reasonably estimable. In addition, we are from time to time involved in civil proceedings relating to damages alleged to have occurred as a result of accidental leaks or spills of refined petroleum products, NGLs, natural gas and CO2.
Colorado Oil and Gas Conservation Commission Inspections
In Fall 2012, the Colorado Oil and Gas Conservation Commission, referred to as COGCC, performed inspections at multiple well sites in Southwestern Colorado owned by KMCO2 and some of these inspections resulted in alleged violations of COGCC’s rules. KMCO2 took immediate steps to correct the alleged deficiencies and has engaged COGCC and other agencies in its efforts to maintain compliance. In June 2013, the parties settled the matter through an Administrative Order on Consent under which KMCO2 agreed to pay $220,000 of which up to $80,000 may be paid toward a public project. Other than completion of the agreed public project, this matter is resolved and no further actions are anticipated.

New Jersey Department of Environmental Protection v. Occidental Chemical Corporation, et al. (Defendants), Maxus Energy Corp. and Tierra Solutions, Inc. (Third Party Plaintiffs) v. 3M Company et al., Superior Court of New Jersey, Law Division - Essex County, Docket No. L-9868-05
The New Jersey Department of Environmental Protection (NJDEP) sued Occidental Chemical and others under the New Jersey Spill Act for contamination in the Newark Bay Complex including numerous waterways and rivers. Occidental et al. then brought in approximately 300 third party defendants for contribution. NJDEP claimed damages related to forty years of discharges of TCDD (a form of dioxin), DDT and “other hazardous substances.” GATX Terminals Corporation (n/k/a Kinder Morgan Liquids Terminals LLC) (KMLT) was brought in as a third party defendant because of the noted hazardous substances language and because the Carteret, New Jersey facility (a former GATX Terminals facility) is located on the Arthur Kill River, one of the waterways included in the litigation. This case was filed against third party defendants in 2009. Recently, KMLT, as part of a joint defense group, entered a settlement agreement (Consent Judgment) with the NJDEP whereby the settling parties for a prescribed payment, get a contribution bar against first party defendants Occidental, Maxus and Tierra in addition to a release. This third-party Consent Judgment was published in the New Jersey Register for a 60-day comment period and no significant comments were received. Additionally, the NJDEP has reached an agreement for a settlement with Maxus and Tierra. Occidental is not part of the settlement. As part of this settlement, these defendants agreed to dismiss all direct claims against third-party defendants and to not oppose the third-party settlement. The notice and comment period for this settlement agreement has now closed and comments are being reviewed by the NJDEP. We anticipate the Maxus/Tierra settlement and the third-party settlement to be completed by year end. All discovery and trial proceedings are stayed during settlement negotiations.
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

Roosevelt Irrigation District v. Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, L.P. , U.S. District Court, Arizona
This is a CERCLA case brought against a number of defendants by a water purveyor whose wells have allegedly been contaminated due to the presence of a number of contaminants. The Roosevelt Irrigation District is seeking up to $175 million from approximately 70 defendants. Plaintiffs filed its Second Amended Complaint (SAC) on August 6, 2013. In the SAC, plaintiffs added defendants but also eliminated a number of claims and defendants that were previously named in the First Amended Complaint. KMEP was added as a defendant. The claims now presented in the SAC against KMEP and SFPP are all related to alleged releases from the SFPP Phoenix Terminal and the alleged impact of these releases on water wells owned by the plaintiffs and located in the vicinity of the Terminal. According to a recently entered Case Management Order, the defendants have until October 24, 2013, to file an answer or move to dismiss.
The City of Los Angeles v. Kinder Morgan Liquids Terminals, LLC, Shell Oil Company, Equilon Enterprises LLC;  California Superior Court, County of Los Angeles, Case No. NC041463
KMLT is a defendant in a lawsuit filed in 2005 alleging claims for environmental cleanup costs at the former Los Angeles Marine Terminal in the Port of Los Angeles. The lawsuit was stayed beginning in 2009 and remained stayed following the last case management conference in March 2013. On April 9, 2013, KMLT and the Port of Los Angeles entered into a Settlement and Release Agreement the terms of which provide for the dismissal of the litigation by the Port upon the payment by KMLT 60% of the Port’s costs to remediate the former terminal site; the amount of payment not to exceed $15 million. Further, according to terms of the Settlement and Release, we received a 5-year lease extension that allows KMLT to continue fuel loading and offloading operations at another KMLT Port of Los Angeles terminal property. The Court approved the parties’ Good Faith Settlement motion in the Superior Court and dismissed the case.
The City of Los Angeles, KMLT, Chevron and Phillips 66 remain named on a Cleanup and Abatement Order from the California Regional Water Quality Control Board as parties responsible for the cleanup of the former Los Angeles Marine Terminal. The private parties have all settled with the City of Los Angeles and have agreed to pay a percentage of the City’s costs to perform the required cleanup. We anticipate that cleanup activities by the Port at the site will begin by 1st quarter 2014.
Exxon Mobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, LLC and ST Services, Inc.
On April 23, 2003, ExxonMobil filed a complaint in the Superior Court of New Jersey, Gloucester County. The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corporation from 1989 through September 2000, and later owned by Support Terminals and Pacific Atlantic Terminals, LLC. The terminal is now owned by Plains Products, and it too is a party to the lawsuit.
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
In mid-2011, KMLT and Plains Products entered into a settlement agreement with the NJDEP for settlement of the state’s alleged natural resource damages claim. The parties then entered into a Consent Judgment concerning the claim. The natural resource damage settlement includes a monetary award of $1 million and a series of remediation and restoration activities at the terminal site. KMLT and Plains Products have joint responsibility for this settlement. Simultaneously, KMLT and Plains Products entered into a settlement agreement that settled each party’s relative share of responsibility (50/50) to the NJDEP under the Consent Judgment noted above. The Consent Judgment is now entered with the Court and the settlement is final. According to the agreement, Plains will conduct remediation activities at the site and KMLT will provide oversight and 50% of the costs.

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

On February 20, 2013, the City of San Diego filed a notice of appeal of this case to the United States Court of Appeals for the Ninth Circuit. The appeal is currently pending.

This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board.  SFPP continues to conduct an extensive remediation effort at the City’s stadium property site.

On May 7, 2013, the City of San Diego filed a writ of mandamus to the California Superior Court seeking an order from the Court setting aside the California Regional Water Quality Control Board’s (RWQCB) approval of our permit request to increase the discharge of water from our groundwater treatment system to the City of San Diego’s municipal storm sewer system. KMEP is coordinating with the RWQCB to oppose the City’s writ.

Uranium Mines in Vicinity of Cameron, Arizona

In the 1950s and 1960s, Rare Metals Inc., an historical subsidiary of EPNG, operated approximately twenty uranium mines in the vicinity of Cameron, Arizona, many of which are located on the Navajo Indian Reservation.  The mining activities were in response to numerous incentives provided to industry by the United States to locate and produce domestic sources of uranium to support the Cold War-era nuclear weapons program.  In May 2012, EPNG received a general notice letter from the EPA notifying EPNG of the EPA’s investigation of certain sites and its determination that the EPA considers EPNG to be a potentially responsible party within the meaning of CERCLA.  In August 2013, EPNG and the EPA entered into an Administrative Order on Consent and Scope of Work, pursuant to which EPNG will conduct a radiological assessment of the surface of the mines.  We are also seeking contribution from the applicable United States’ federal government agencies toward the cost of environmental activities associated with the mines, given its pervasive control over all aspects of the nuclear weapons program.

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

Southeast Louisiana Flood Protection Litigation
On July 24, 2013, the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (“Flood Protection Authority”) filed a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana (Case No. 13-6911) against TGP and approximately one hundred energy companies, alleging that defendants’ drilling, dredging, pipeline and industrial operations since the 1930’s have caused direct land loss and increased erosion and submergence resulting in alleged increased storm surge risk, increased flood protection costs and unspecified damages to the plaintiff. The Flood Protection Authority asserts claims for negligence, strict liability, public nuisance, private nuisance, and breach of contract. Among other relief, the petition seeks unspecified monetary damages, attorney fees, interest, and injunctive relief in the form of abatement and restoration of the alleged coastal land loss including but not limited to backfilling and re-vegetation of canals, wetlands and reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, and bank stabilization. On August 13, 2013, the suit was removed to the U.S. District Court for the Eastern District of Louisiana.
General
Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of September 30, 2013 and December 31, 2012, we have accrued a total reserve for environmental liabilities in the amount of $168 million and $166 million, respectively.
10. Accounting for Regulatory Activities
Regulatory Assets and Liabilities

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process.  We included the amounts of our regulatory assets and liabilities within “Other current assets,” “Deferred charges and other assets,” “Accrued other current liabilities” and “Other long-term liabilities and deferred credits,” respectively, in our accompanying consolidated balance sheets. As of September 30, 2013, the recovery period for these regulatory assets is approximately one year to twenty-five years.

The following table summarizes our regulatory asset and liability balances as of September 30, 2013 and December 31, 2012 (in millions):

	September 30, 2013	December 31, 2012
Current regulatory assets	$42	$18
Non-current regulatory assets	334	204
Total regulatory assets(a)	$376	$222

Current regulatory liabilities	$112	$4
Non-current regulatory liabilities	323	65
Total regulatory liabilities(b)	$435	$69
__________

(a)
Includes an $87 million increase since December 31, 2012 (net of related amortization of $5 million) associated with TGP’s sale of certain natural gas facilities located offshore in the Gulf of Mexico and onshore in the state of Louisiana.

(b)
During the second quarter of 2013, we began applying regulatory accounting to another one of our pipeline systems due to a newly negotiated long-term tolling agreement approved by the system’s regulator that went into effect in April 2013. The primary impact of applying regulatory accounting was the reclassification of approximately $362 million of current and long-term deferred credits to regulatory liabilities. We expect this regulatory liability to be refunded to rate-payers over approximately the next four years. As of September 30, 2013, $117 million remains classified as a current regulatory liability.

On July 26, 2012, TGP filed an application with the FERC seeking authority to abandon by sale certain natural gas facilities located offshore in the Gulf of Mexico and onshore in the state of Louisiana, as well as a related offer of settlement that addressed the proposed rate and accounting treatment associated with the sale. The offer of settlement provided for a rate adjustment to TGP’s maximum tariff rates upon the transfer of the assets and established a regulatory asset for a portion of the unrecovered net book value of the facilities to be sold. Effective September 1, 2013, following the FERC’s approval of both the requested abandonment authorization and the offer of settlement, TGP sold these assets and recognized both a $92 million increase in regulatory assets and a $36 million gain from the sale of assets.

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
On March 5, 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force).” This ASU amends the FASB’s Accounting Standards Codification (ASC) 830, “Foreign Currency Matters,” and ASC 810, “Consolidation,” to address diversity in practice related to the release of cumulative translation adjustments (CTA) into earnings upon the occurrence of certain derecognition events. ASU No. 2013-05 precludes the release of CTA for derecognition events that occur within a foreign entity, unless such events represent a complete or substantially complete liquidation of the foreign entity; however, derecognition events related to investments in a foreign entity result in the release of all CTA related to the derecognized foreign entity, even when a noncontrolling financial interest is retained. ASU No. 2013-05 also amends ASC 805, “Business Combinations,” for transactions that result in a company obtaining control of a business in a step acquisition by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment. ASU No. 2013-05 is effective for fiscal years beginning after December 15, 2013 (January 1, 2014 for us) and is to be applied prospectively to derecognition events occurring after the effective date. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
12. Guarantee of Securities of Subsidiaries

Kinder Morgan Energy Partners, L.P. has guaranteed the payment of Copano’s outstanding series of senior notes that mature on April 1, 2021 (referred to in this report as the “Guaranteed Notes”). Copano Energy Finance Corporation (Copano Finance Corp), a direct subsidiary of Copano, is the co-issuer of the Guaranteed Notes. Excluding fair value adjustments, as of September 30, 2013, Copano had $332 million of Guaranteed Notes outstanding. Copano Finance Corp’s obligations as a co-issuer and primary obligor are the same as and joint and several with the obligations of Copano as issuer, however, it has no subsidiaries and no independent assets or operations. Subject to the limitations set forth in the applicable supplemental indentures, KMEP’s guarantee is full and unconditional and guarantees the Guaranteed Notes through their maturity date.

A significant amount of KMEP’s income and cash flow is generated by its respective subsidiaries. As a result, the funds necessary to meet its debt service and/or guarantee obligations are provided in large part by distributions or advances it receives from its respective subsidiaries. For purposes of the condensed consolidating financial information, distributions from our wholly owned subsidiaries have been presented as operating cash flows whether or not distributions exceeded cumulative earnings. In addition, we utilize a centralized cash pooling program among our majority-owned and consolidated subsidiaries, including the subsidiary issuers and non-guarantor subsidiaries. The following Condensed Consolidating Statements of Cash Flows present the intercompany loan and distribution activity, as well as cash collection and payments made on behalf of our subsidiaries, as cash activities.
Included among the non-guarantor subsidiaries are KMEP’s five operating limited partnerships and their majority-owned and controlled subsidiaries, along with Copano’s remaining majority-owned and controlled subsidiaries. In the following unaudited condensed consolidating financial information, Kinder Morgan Energy Partners, L.P. is “Parent Guarantor,” and Copano and Copano Finance Corp are the “Subsidiary Issuers.” The Subsidiary Issuers are 100% owned by Kinder Morgan Energy Partners, L.P.
Condensed Consolidating Balance Sheet (In Millions) (Unaudited)

September 30, 2013
	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
ASSETS
Cash and cash equivalents	$9	$1	$524	$—	$534
All other current assets	2,852	28	1,826	(2,788)	1,918
Property, plant and equipment, net	—	—	26,742	—	26,742
Investments	—	—	2,207	—	2,207
Investments in subsidiaries	13,718	4,303	—	(18,021)	—
Goodwill	—	791	5,741	—	6,532
Notes receivable from affiliates	16,994	—	—	(16,994)	—
Deferred charges and all other assets	264	—	3,788	—	4,052
Total Assets	$33,837	$5,123	$40,828	$(37,803)	$41,985

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities
Current portion of debt	$702	$—	$—	$—	$702
All other current liabilities	132	60	5,333	(2,788)	2,737
Long-term debt	16,244	395	3,603	—	20,242
Notes payable to affiliates	—	892	16,102	(16,994)	—
Deferred income taxes	—	2	271	—	273
All other long-term liabilities	136	1	873	—	1,010
Total Liabilities	17,214	1,350	26,182	(19,782)	24,964

Partners’ Capital
Total Kinder Morgan Energy Partners, L.P. Partners’ Capital	16,623	3,773	14,248	(18,021)	16,623
Noncontrolling interests	—	—	398	—	398
Total Partners’ Capital	16,623	3,773	14,646	(18,021)	17,021
Total Liabilities and Partners’ Capital	$33,837	$5,123	$40,828	$(37,803)	$41,985

Condensed Consolidating Balance Sheet (In Millions) (Unaudited)

December 31, 2012
	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP(a)
ASSETS
Cash and cash equivalents	$95	$—	$434	$—	$529
All other current assets	2,235	—	1,752	(2,139)	1,848
Property, plant and equipment, net	—	—	22,330	—	22,330
Investments	—	—	1,864	—	1,864
Investments in subsidiaries	10,124	—	—	(10,124)	—
Goodwill	—	—	5,417	—	5,417
Notes receivable from affiliates	14,787	—	—	(14,787)	—
Deferred charges and all other assets	674	—	2,314	—	2,988
Total Assets	$27,915	$—	$34,111	$(27,050)	$34,976

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities
Current portion of debt	$1,155	$—	$—	$—	$1,155
All other current liabilities	341	—	3,890	(2,139)	2,092
Long-term debt	13,876	—	3,729	—	17,605
Notes payable to affiliates	—	—	14,787	(14,787)	—
Deferred income taxes	—	—	249	—	249
All other long-term liabilities	48	—	1,065	—	1,113
Total Liabilities	15,420	—	23,720	(16,926)	22,214

Partners’ Capital
Total Kinder Morgan Energy Partners, L.P. Partners’ Capital	12,495	—	10,124	(10,124)	12,495
Noncontrolling interests	—	—	267	—	267
Total Partners’ Capital	12,495	—	10,391	(10,124)	12,762
Total Liabilities and Partners’ Capital	$27,915	$—	$34,111	$(27,050)	$34,976
_______

(a)	Retrospectively adjusted as discussed in Note 1.

Condensed Consolidating Statement of Income (In Millions) (Unaudited)

Three Months Ended September 30, 2013
	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Revenues	$—	$—	$3,381	$—	$3,381
Operating Costs, Expenses and Other
Costs of sales	—	—	1,531	—	1,531
Depreciation, depletion and amortization	—	—	377	—	377
Other operating expenses	—	2	604	—	606
Total Operating Costs, Expenses and Other	—	2	2,512	—	2,514
Operating Income (Loss)	—	(2)	869	—	867
Other Income (Expense), Net	693	37	(147)	(733)	(150)
Income from Continuing Operations Before Income Taxes	693	35	722	(733)	717
Income Tax Expense	(4)	—	(16)	—	(20)
Income from Continuing Operations	689	35	706	(733)	697
Loss from Discontinued Operations	—	—	—	—	—
Net Income	689	35	706	(733)	697
Net Income Attributable to Noncontrolling Interests	—	—	(8)	—	(8)
Net Income Attributable to Kinder Morgan Energy Partners, L.P	$689	$35	$698	$(733)	$689

Condensed Consolidating Statement of Income (In Millions) (Unaudited)

Three Months Ended September 30, 2012
	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Revenues	$—	$—	$2,497	$—	$2,497
Operating Costs, Expenses and Other
Costs of sales	—	—	845	—	845
Depreciation, depletion and amortization	—	—	319	—	319
Other operating expenses	—	—	664	—	664
Total Operating Costs, Expenses and Other	—	—	1,828	—	1,828
Operating Income (Loss)	—	—	669	—	669
Other Income (Expense), Net	407	—	(125)	(397)	(115)
Income (Loss) from Continuing Operations Before Income Taxes	407	—	544	(397)	554
Income Tax Expense	(2)	—	(13)	—	(15)
Income from Continuing Operations	405	—	531	(397)	539
Loss from Discontinued Operations	—	—	(131)	—	(131)
Net Income (Loss)	405	—	400	(397)	408
Net Income Attributable to Noncontrolling Interests	—	—	(3)	—	(3)
Net Income Attributable to Kinder Morgan Energy Partners, L.P	$405	$—	$397	$(397)	$405

Condensed Consolidating Statement of Income (In Millions) (Unaudited)

Nine Months Ended September 30, 2013
	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Revenues	$—	$—	$9,059	$—	$9,059
Operating Costs, Expenses and Other
Costs of sales	—	—	3,736	—	3,736
Depreciation, depletion and amortization	—	—	1,062	—	1,062
Other operating expenses	—	24	1,985	—	2,009
Total Operating Costs, Expenses and Other	—	24	6,783	—	6,807
Operating Income (Loss)	—	(24)	2,276	—	2,252
Other Income (Expense), Net	2,482	66	391	(2,543)	396
Income from Continuing Operations Before Income Taxes	2,482	42	2,667	(2,543)	2,648
Income Tax Expense	(10)	—	(137)	—	(147)
Income from Continuing Operations	2,472	42	2,530	(2,543)	2,501
Loss from Discontinued Operations	—	—	(2)	—	(2)
Net Income	2,472	42	2,528	(2,543)	2,499
Net Income Attributable to Noncontrolling Interests	—	—	(27)	—	(27)
Net Income Attributable to Kinder Morgan Energy Partners, L.P	$2,472	$42	$2,501	$(2,543)	$2,472

Condensed Consolidating Statement of Income (In Millions) (Unaudited)

Nine Months Ended September 30, 2012
	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Revenues	$—	$—	$6,355	$—	$6,355
Operating Costs, Expenses and Other
Costs of sales	—	—	2,058	—	2,058
Depreciation, depletion and amortization	—	—	834	—	834
Other operating expenses	—	—	1,711	—	1,711
Total Operating Costs, Expenses and Other	—	—	4,603	—	4,603
Operating Income (Loss)	—	—	1,752	—	1,752
Other Income (Expense), Net	750	—	(298)	(719)	(267)
Income (Loss) from Continuing Operations Before Income Taxes	750	—	1,454	(719)	1,485
Income Tax Expense	(7)	—	(42)	—	(49)
Income from Continuing Operations	743	—	1,412	(719)	1,436
Loss from Discontinued Operations	—	—	(682)	—	(682)
Net Income (Loss)	743	—	730	(719)	754
Net Income Attributable to Noncontrolling Interests	—	—	(11)	—	(11)
Net Income Attributable to Kinder Morgan Energy Partners, L.P	$743	$—	$719	$(719)	$743

Condensed Consolidating Statement of Comprehensive Income (In Millions) (Unaudited)

Three Months Ended September 30, 2013
	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Net Income (Loss)	$689	$35	$706	$(733)	$697
Other Comprehensive Income (Loss)
Change in fair value of derivatives utilized for hedging purposes	(101)	—	(102)	101	(102)
Reclassification of change in fair value of derivatives to net income	25	—	25	(25)	25
Foreign currency translation adjustments	41	—	42	(41)	42
Adjustments to pension and other postretirement benefit plan liabilities, net of tax	31	—	31	(31)	31
Total Other Comprehensive Income (Loss)	(4)	—	(4)	4	(4)
Comprehensive Income	685	35	702	(729)	693
Comprehensive Income Attributable to Noncontrolling Interests	—	—	(8)	—	(8)
Comprehensive Income Attributable to Kinder Morgan Energy Partners, L.P.	$685	$35	$694	$(729)	$685

Condensed Consolidating Statement of Comprehensive Income (In Millions) (Unaudited)

Three Months Ended September 30, 2012
	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Net Income (Loss)	$405	$—	$400	$(397)	$408
Other Comprehensive Income (Loss)
Change in fair value of derivatives utilized for hedging purposes	(89)	—	(90)	89	(90)
Reclassification of change in fair value of derivatives to net income	(10)	—	(10)	10	(10)
Foreign currency translation adjustments	69	—	70	(69)	70
Adjustments to pension and other postretirement benefit plan liabilities, net of tax	(1)	—	(1)	1	(1)
Total Other Comprehensive Income (Loss)	(31)	—	(31)	31	(31)
Comprehensive Income (Loss)	374	—	369	(366)	377
Comprehensive Income Attributable to Noncontrolling Interests	—	—	(3)	—	(3)
Comprehensive Income Attributable to Kinder Morgan Energy Partners, L.P.	$374	$—	$366	$(366)	$374

Condensed Consolidating Statement of Comprehensive Income (In Millions) (Unaudited)

Nine Months Ended September 30, 2013
	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Net Income (Loss)	$2,472	$42	$2,528	$(2,543)	$2,499
Other Comprehensive Income (Loss)
Change in fair value of derivatives utilized for hedging purposes	(72)	—	(73)	72	(73)
Reclassification of change in fair value of derivatives to net income	15	—	15	(15)	15
Foreign currency translation adjustments	(72)	—	(72)	72	(72)
Adjustments to pension and other postretirement benefit plan liabilities, net of tax	32	—	32	(32)	32
Total Other Comprehensive Income (Loss)	(97)	—	(98)	97	(98)
Comprehensive Income (Loss)	2,375	42	2,430	(2,446)	2,401
Comprehensive Income Attributable to Noncontrolling Interests	—	—	(26)	—	(26)
Comprehensive Income Attributable to Kinder Morgan Energy Partners, L.P.	$2,375	$42	$2,404	$(2,446)	$2,375

Condensed Consolidating Statement of Comprehensive Income (In Millions) (Unaudited)

Nine Months Ended September 30, 2012
	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Net Income (Loss)	$743	$—	$730	$(719)	$754
Other Comprehensive Income (Loss)
Change in fair value of derivatives utilized for hedging purposes	98	—	99	(98)	99
Reclassification of change in fair value of derivatives to net income	10	—	10	(10)	10
Foreign currency translation adjustments	67	—	68	(67)	68
Adjustments to pension and other postretirement benefit plan liabilities, net of tax	—	—	—	—	—
Total Other Comprehensive Income (Loss)	175	—	177	(175)	177
Comprehensive Income (Loss)	918	—	907	(894)	931
Comprehensive Income Attributable to Noncontrolling Interests	—	—	(13)	—	(13)
Comprehensive Income Attributable to Kinder Morgan Energy Partners, L.P.	$918	$—	$894	$(894)	$918

Condensed Consolidating Statement of Cash Flow (In Millions) (Unaudited)

Nine Months Ended September 30, 2013
	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Net Cash Provided by (Used in) Operating Activities	$2,107	$(2)	$3,337	$(2,761)	$2,681

Cash Flows from Investing Activities
Payment to KMI for drop-down asset groups, net of cash acquired (Note 2)	—	—	(994)	—	(994)
Acquisitions of assets and investments, net of cash acquired	—	5	(297)	—	(292)
Repayments from related party	—	—	—	—	—
Capital expenditures	—	—	(2,160)	—	(2,160)
Proceeds from sale of investments in Express pipeline system	—	—	402	—	402
Sale or casualty of property, plant and equipment, investments and other net assets, net of removal costs	—	—	61	—	61
Contributions to investments	—	—	(163)	—	(163)
Distributions from equity investments in excess of cumulative earnings	—	—	48	—	48
Funding from (to) affiliates	(4,807)	(242)	(1,198)	6,247	—
Other, net	4	—	18	—	22
Net Cash Provided by (Used in) Investing Activities	(4,803)	(237)	(4,283)	6,247	(3,076)

Cash Flows From Financing Activities
Issuance of debt	7,901	—	14	—	7,915
Payment of debt	(5,621)	(854)	(99)	—	(6,574)
Debt issue costs	(22)	—	—	—	(22)
Funding from (to) affiliates	1,391	1,094	3,762	(6,247)	—
Proceeds from issuance of common units	1,080	—	—	—	1,080
Proceeds from issuance of i-units	145	—	—	—	145
Contributions from noncontrolling interest	—	—	128	—	128
Contributions from General Partner	38	—	—	—	38
Pre-acquisition contributions and distributions from KMI to drop-down asset group	—	—	35	—	35
Cash distributions	(2,302)	—	(2,761)	2,761	(2,302)
Distributions to noncontrolling interests	—	—	(30)	—	(30)
Other, net	—	—	(1)	—	(1)
Net Cash Provided by (Used in) Financing Activities	2,610	240	1,048	(3,486)	412

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(12)	—	(12)

Net increase (decrease) in Cash and Cash Equivalents	(86)	1	90	—	5
Cash and Cash Equivalents, beginning of period	95	—	434	—	529
Cash and Cash Equivalents, end of period	$9	$1	$524	$—	$534

Condensed Consolidating Statement of Cash Flow (In Millions) (Unaudited)

Nine Months Ended September 30, 2012
	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Net Cash Provided by (Used in) Operating Activities	$1,729	$—	$2,833	$(2,195)	$2,367

Cash Flows from Investing Activities
Payment to KMI for drop-down asset groups, net of cash acquired (Note 2)	—	—	(3,465)	—	(3,465)
Acquisitions of assets and investments, net of cash acquired	—	—	(72)	—	(72)
Repayments from related party	—	—	63	—	63
Capital expenditures	—	—	(1,314)	—	(1,314)
Proceeds from sale of investments in Express pipeline	—	—	—	—	—
Sale or casualty of property, plant and equipment, investments and other net assets, net of removal costs	—	—	36	—	36
Contributions to investments	—	—	(143)	—	(143)
Distributions from equity investments in excess of cumulative earnings	—	—	120	—	120
Funding from (to) affiliates	(5,783)	—	(1,532)	7,315	—
Other, net	(16)	—	(18)	—	(34)
Net Cash Provided by (Used in) Investing Activities	(5,799)	—	(6,325)	7,315	(4,809)

Cash Flows From Financing Activities
Issuance of debt	8,378	—	—	—	8,378
Payment of debt	(5,068)	—	(11)	—	(5,079)
Debt issue costs	(16)	—	—	—	(16)
Funding from (to) affiliates	1,532	—	5,783	(7,315)	—
Proceeds from issuance of common units	387	—	—	—	387
Proceeds from issuance of i-units	727	—	—	—	727
Contributions from noncontrolling interests	—	—	40	—	40
Contributions from parent	—	—	—	—	—
Pre-acquisition contributions from KMI to drop-down asset group	—	—	(14)	—	(14)
Cash distributions	(1,836)	—	(2,195)	2,195	(1,836)
Distributions to noncontrolling interests	—	—	(23)	—	(23)
Other, net	(1)	—		—	(1)
Net Cash Provided by (Used in) Financing Activities	4,103	—	3,580	(5,120)	2,563

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	13	—	13

Net increase (decrease) in Cash and Cash Equivalents	33	—	101	—	134
Cash and Cash Equivalents, beginning of period	1	—	408	—	409
Cash and Cash Equivalents, end of period	$34	$—	$509	$—	$543

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
We prepared our consolidated financial statements in accordance with GAAP. In addition, as discussed in Note 1 “General” and Note 2 “Acquisitions and Divestitures” to our consolidated financial statements included elsewhere in this report, our financial statements reflect:

•
our August 2012 and March 2013 acquisitions from KMI as if such acquisitions had taken place on the effective dates of common control. We refer to these two separate transfers of net assets from KMI to us as the drop-down transactions, and we refer to the transferred assets as our drop-down asset groups. We accounted for the drop-down transactions as a combination of entities under common control, and accordingly, the financial information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include the financial results of the drop-down asset groups for all periods subsequent to the effective dates of common control; and

•
the reclassifications necessary to reflect the results of our FTC Natural Gas Pipelines disposal group as discontinued operations. We sold our FTC Natural Gas Pipelines disposal group effective November 1, 2012 for approximately $1.8 billion in cash (before selling costs), or $3.3 billion including our share of joint venture debt. In the first quarter of 2013, following the final working capital adjustment, we recorded an incremental loss of $2 million related to our sale of the disposal group, and except for this loss amount, we recorded no other financial results from the operations of the disposal group during the first nine months of 2013. Furthermore, we have excluded the disposal group’s financial results from our Natural Gas Pipelines business segment disclosures for the nine months ended September 30, 2012.

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
Furthermore, with regard to goodwill impairment testing, we review our goodwill for impairment annually, and we evaluated our goodwill for impairment on May 31, 2013. Our goodwill impairment analysis performed as of that date did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units is less than the carrying value of its net assets.
Further information about us and information regarding our accounting policies and estimates that we consider to be “critical” can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K.

Results of Operations
Non-GAAP Measures

The non-GAAP, financial measures of (i) distributable cash flow before certain items, both in the aggregate and per unit, and (ii) segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments, or DD&A, and certain items, are presented below under “—Distributable Cash Flow” and “—Consolidated Earnings Results,” respectively.

Our non-GAAP measures described below should not be considered as an alternative to GAAP net income, segment earnings before DD&A or any other GAAP measure. Distributable cash flow before certain items and segment earnings before DD&A and certain items are not financial measures in accordance with GAAP and have important limitations as analytical tools. You should not consider either of these non-GAAP measures in isolation or as a substitute for an analysis of our results as reported under GAAP. Because distributable cash flow before certain items excludes some but not all items that affect net income, and because distributable cash flow measures are defined differently by different companies in our industry, our distributable cash flow before certain items may not be comparable to distributable cash flow measures of other companies. Segment earnings before DD&A and certain items has similar limitations. Our management compensates for the limitations of these non-GAAP measures by reviewing our comparable GAAP measures, understanding the differences between the measures and taking this information into account in its analysis and its decision making processes.

Distributable Cash Flow (DCF)

As more fully described in our 2012 Form 10-K, we own and manage a diversified portfolio of energy transportation, production and storage assets, and primarily, our business model is designed to generate stable, fee-based income that provides overall long-term value to our unitholders. Secondly, our partnership agreement requires us to distribute 100% of our available cash to our partners on a quarterly basis (available cash as defined in our partnership agreement generally consists of all our cash receipts, less cash disbursements and changes in reserves), and DCF is an overall performance metric we use as a measure of available cash. The calculation of our DCF, for each of the three and nine month periods ended September 30, 2013 and 2012 is as follows (calculated before the combined effect from all of the certain items disclosed in the footnotes to the tables below):
Distributable Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Income	$697	$408	$2,499	$754
(Less)/Add: Certain items (including noncontrolling interests impact) - combined (income)/expense(a)	(41)	161	(575)	805
Net Income before certain items attributable to Kinder Morgan Energy Partners, L.P.	656	569	1,924	1,559
Less: General Partner’s interest in Net Income before certain items(b)	(436)	(367)	(1,255)	(1,025)
Limited Partners’ interest in Net Income before certain items	220	202	669	534
Depreciation, depletion and amortization(c)(e)	400	331	1,117	913
Book (cash) taxes paid, net	22	—	34	7
Incremental contributions from equity investments in the Express Pipeline and Endeavor Gathering LLC	4	—	(1)	3
Sustaining capital expenditures(d)(e)	(92)	(78)	(210)	(174)
Distributable cash flow (DCF) before certain items	$554	$455	$1,609	$1,283
____________

(a)
Equal to the combined income (expense) effect from (i) all of the three and nine months 2013 and 2012 certain items disclosed in the footnotes to the “—Results of Operations” tables included below (and described in more detail below in both our management’s discussion and analysis of segment results and “—Other”); and (ii) net income attributable to noncontrolling interests before the certain items described in footnotes (g) and (m) to the “—Results of Operations” tables included below.

(b)
Three and nine month 2013 amounts include reductions of $25 million and $50 million, respectively, for waived general partner incentive amounts related to common units issued to finance our May 2013 Copano acquisition. The nine month 2013 amount and the three and nine month 2012 amounts include reductions of $4 million, $6 million and $19 million, respectively, for waived general partner incentive amounts related to common units issued to finance a portion of our July 2011 KinderHawk acquisition.

(c)
Three and nine month 2013 amounts include $20 million and $67 million, respectively, and three and nine month 2012 amounts include $52 million and $136 million, respectively, for our proportionate share of the depreciation, depletion and amortization expenses of our unconsolidated joint ventures. The nine month 2013 amount and the three and nine month 2012 amounts also exclude expense amounts of $19 million, $41 million and $69 million, respectively, attributable to our drop-down asset groups for periods prior to our acquisition dates. Nine month 2012 amount also includes a $7 million expense attributable to our FTC Natural Gas Pipelines disposal group.

(d)
Three and nine month 2013 amounts and three and nine month 2012 amounts include expenditures of $1 million, $2 million, $8 million and $13 million, respectively, for our proportionate share of the sustaining capital expenditures of our unconsolidated joint ventures.

(e)
In order to more closely track the cash distributions we receive from our unconsolidated joint ventures, our calculation of DCF (i) adds back our proportionate share of the depreciation, depletion and amortization expenses of our joint ventures; and (ii) subtracts our proportionate share of the sustaining expenditures of our joint ventures.

Consolidated Earnings Results

With regard to our reportable business segments, we consider segment earnings before all non-cash depreciation, depletion and amortization expenses, and amortization of excess cost of equity investments (defined in the “—Results of Operations” tables below and sometimes referred to in this report as EBDA) to be an important measure of our success in maximizing returns to our partners. We also use segment EBDA internally as a measure of profit and loss used for evaluating segment performance and for deciding how to allocate resources to our five reportable business segments. EBDA may not be comparable to measures used by other companies. Additionally, EBDA should be considered in conjunction with net income and other performance measures such as operating income, income from continuing operations or operating cash flows.

Results of Operations

	Three Months Ended September 30,
	2013	2012	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Natural Gas Pipelines	$635	$490	$145	30%
CO2	340	327	13	4%
Products Pipelines	202	150	52	35%
Terminals	217	183	34	19%
Kinder Morgan Canada	43	56	(13)	(23)%
Segment EBDA(b)	1,437	1,206	231	19%
Depreciation, depletion and amortization expense(c)	(377)	(319)	(58)	(18)%
Amortization of excess cost of equity investments	(3)	(1)	(2)	200%
General and administrative expense(d)	(136)	(146)	10	7%
Interest expense, net of unallocable interest income(e)	(220)	(199)	(21)	(11)%
Unallocable income tax expense	(4)	(2)	(2)	(100)%
Income from continuing operations	697	539	158	29%
Loss from discontinued operations(f)	—	(131)	131	100%
Net Income	697	408	289	71%
Net Income attributable to noncontrolling interests(g)	(8)	(3)	(5)	(167)%
Net Income attributable to Kinder Morgan Energy Partners, L.P.	$689	$405	$284	70%
____________
Results of Operations

	Nine Months Ended September 30,
	2013	2012	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Natural Gas Pipelines	$2,315	$1,001	$1,314	131%
CO2	1,040	988	52	5%
Products Pipelines	399	492	(93)	(19)%
Terminals	610	565	45	8%
Kinder Morgan Canada	286	158	128	81%
Segment EBDA(h)	4,650	3,204	1,446	45%
Depreciation, depletion and amortization expense(i)	(1,062)	(834)	(228)	(27)%
Amortization of excess cost of equity investments	(7)	(5)	(2)	(40)%
General and administrative expense(j)	(433)	(424)	(9)	(2)%
Interest expense, net of unallocable interest income(k)	(637)	(498)	(139)	(28)%
Unallocable income tax expense	(10)	(7)	(3)	(43)%
Income from continuing operations	2,501	1,436	1,065	74%
Loss from discontinued operations(l)	(2)	(682)	680	100%
Net Income	2,499	754	1,745	231%
Net Income attributable to noncontrolling interests(m)	(27)	(11)	(16)	(145)%
Net Income attributable to Kinder Morgan Energy Partners, L.P.	$2,472	$743	$1,729	233%
____________

(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other expense (income). Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)
2013 and 2012 amounts include increases in earnings of $35 million and $113 million, respectively, related to the combined effect from all of the three month 2013 and 2012 certain items impacting continuing operations and disclosed below in our management discussion and analysis of segment results.

(c)	2012 amount includes a $41 million increase in expense attributable to our drop-down asset groups for periods prior to our acquisition dates.

(d)
2013 and 2012 amounts include increases in expense of $3 million and $33 million, respectively, related to the combined effect from all of the three month 2013 and 2012 certain items related to general and administrative expenses disclosed below in “—Other.”

(e)
2013 and 2012 amounts include a decrease in expense of $1 million and an increase in expense of $27 million, respectively, related to the combined effect from all of the three month 2013 and 2012 certain items related to interest expense, net of unallocable interest income disclosed below in “—Other.”

(f)
Represents amounts attributable to our FTC Natural Gas Pipelines disposal group. 2012 amount includes a combined $178 million loss from both costs to sell and the remeasurement of net assets to fair value.

(g)
2012 amount includes a $2 million decrease in net income attributable to our noncontrolling interests, related to the combined effect from all of the three month 2012 certain items disclosed below in both our management’s discussion and analysis of segment results and “—Other.”

(h)
2013 and 2012 amounts include increases in earnings of $635 million and $228 million, respectively, related to the combined effect from all of the nine month 2013 and 2012 certain items impacting continuing operations and disclosed below in our management’s discussion and analysis of segment results.

(i)
2013 and 2012 amounts include increases in expense of $19 million and $69 million, respectively, attributable to our drop-down asset groups for periods prior to our acquisition dates. Nine month 2012 amount also excludes a $7 million expense amount attributable to our FTC Natural Gas Pipelines disposal group.

(j)
2013 and 2012 amounts include increases in expense of $49 million and $107 million, respectively, related to the combined effect from all of the nine month 2013 and 2012 certain items related to general and administrative expenses disclosed below in “—Other.”

(k)
2013 and 2012 amounts include increases in expense of $12 million and $46 million, respectively, related to the combined effect from all of the nine month 2013 and 2012 certain items related to interest expense, net of unallocable interest income disclosed below in “—Other.”

(l)
Represents amounts attributable to our FTC Natural Gas Pipelines disposal group. 2013 amount represents an incremental loss related to the sale of our disposal group effective November 1, 2012. 2012 amount includes a combined $827 million loss from both costs to sell and the remeasurement of net assets to fair value

(m)
2013 and 2012 amounts include an increase of $5 million and a decrease of $5 million, respectively, in net income attributable to our noncontrolling interests, related to the combined effect from all of the nine month 2013 and 2012 certain items disclosed below in both our management’s discussion and analysis of segment results and “—Other.”

Consolidated Results

For the comparable third quarter periods of 2013 and 2012, total segment EBDA increased $231 million (19%) in 2013; however, this overall increase:

▪
included a $78 million decrease in EBDA from the effect of the certain items referenced in footnote (b) to the “—Results of Operations” tables above (which combined to increase total segment EBDA from continuing operations by $35 million in the third quarter of 2013 and increase segment EBDA from continuing operations by $113 million in the third quarter of 2012); and

▪	excluded a $47 million decrease in quarter-to-quarter EBDA from discontinued operations.
After adjusting for these two items, the remaining $262 million (23%) increase in quarterly segment EBDA resulted from better performance in the third quarter of 2013 from our Natural Gas Pipelines, CO2, Products Pipelines and

Terminals business segments. The quarterly increase in total segment EBDA was partially offset by a decrease in EBDA from our Kinder Morgan Canada business segment.
For the comparable nine month periods of 2013 and 2012, total segment EBDA increased $1,446 million (45%) in 2013; however, this overall increase:

▪
included a $407 million increase in EBDA from the effect of the certain items referenced in footnote (h) to the “—Results of Operations” table above (which combined to increase total segment EBDA from continuing operations by $635 million in the first nine months of 2013 and increase segment EBDA from continuing operations by $228 million in the first nine months of 2012); and

▪	excluded a $152 million decrease in period-to-period EBDA from discontinued operations.
After adjusting for these two items, the remaining $887 million (28%) increase in segment EBDA resulted from better performance in the first nine months of 2013 from our Natural Gas Pipelines, Products Pipelines, CO2 and Terminals business segments. The overall increase in total segment EBDA across the comparable nine month periods included a decrease in EBDA from our Kinder Morgan Canada business segment.
In our discussions of the operating results of individual businesses that follow, we generally identify the important fluctuations between periods that are attributable to acquisitions and dispositions separately from those that are attributable to businesses owned in both periods.

Natural Gas Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except operating statistics)
Revenues(a)	$2,023	$1,277	$5,088	$2,922
Operating expenses(b)	(1,469)	(834)	(3,508)	(2,040)
Other income (expense)(c)	36	(1)	36	(1)
Earnings from equity investments(d)	42	49	135	127
Interest income and Other, net(e)	5	4	570	5
Income tax expense(f)	(2)	(5)	(6)	(12)
EBDA from continuing operations	635	490	2,315	1,001
Discontinued operations(g)	—	(131)	(2)	(675)
EBDA including discontinued operations	$635	$359	$2,313	$326

Natural gas transport volumes (Bcf)(h)	1,412.2	1,498.3	4,324.2	4,386.5
Natural gas sales volumes (Bcf)(i)	230.9	228.7	663.0	657.2
Gathering volumes (Bbtu/d)(j)	3,029.4	2,987.1	2,993.5	3,008.5
____________

(a)
Nine month 2013 amount includes an increase in revenue of $111 million, and three and nine month 2012 amounts include increases in revenue of $246 million and $404 million, all attributable to our drop-down asset groups for periods prior to our acquisition dates. Three and nine month 2013 amounts also include decreases in revenues of $9 million and $10 million, respectively, all related to derivative contracts used to hedge forecasted natural gas and NGL sales.

(b)
Nine month 2013 amount includes an increase in expense of $30 million, and three and nine month 2012 amounts include increases in expense of $70 million and $125 million, respectively, all attributable to our drop-down asset groups for periods prior to our acquisition dates. Nine month 2013 amount and three and nine month 2012 amounts also include a $1 million increase in expense related to hurricane clean-up and repair activities.

(c)	Three and nine month 2013 amounts represent the gain from the sale of certain Gulf Coast offshore and onshore TGP supply facilities.

(d)
Nine month 2013 amount includes a decrease in earnings of $19 million, and three and nine month 2012 amounts include decreases in earnings of $19 million and $18 million, respectively, all attributable to our drop-down asset groups for periods prior to our acquisition dates. Nine month 2013 amount and three and nine month 2012 amounts also include a $1 million decrease in earnings from incremental severance expenses.

(e)
Nine month 2013 amount includes a $558 million gain from the remeasurement of our previously held 50% equity interest in Eagle Ford to fair value. Three and nine month 2012 amounts include a $3 million increase in income attributable to our drop-down asset groups for periods prior to our acquisition dates.

(f)	Three and nine month 2012 amounts include increases in expense of $4 million and $9 million, respectively, attributable to our drop-down asset groups for periods prior to our acquisition dates.

(g)
Represents EBDA attributable to our FTC Natural Gas Pipelines disposal group. Nine month 2013 amount represents a $2 million loss from the sale of net assets. Three and nine month 2012 amounts include combined loss amounts of $178 million and $827 million, respectively, from both costs to sell and the remeasurement of net assets to fair value. Three and nine month 2012 amounts also include revenues of $71 million and $204 million, respectively.

(h)
Includes pipeline volumes for TransColorado, MEP, Kinder Morgan Louisiana Pipeline LLC, FEP, TGP, EPNG, Copano South Texas and the Texas intrastate natural gas pipeline group. Volumes for acquired pipelines are included for all periods.

(i)	Represents Texas intrastate natural gas pipeline group volumes.

(j)
Includes Copano operations, EP midstream asset operations, Eagle Ford, KinderHawk, Endeavor, Bighorn, Webb Duval Gatherers, Fort Union, EagleHawk, and Red Cedar throughput volumes. Joint venture throughput is reported at our ownership share.

For the three and nine months ended September 30, 2013, the certain items described in the footnotes to the table above (i) increased our Natural Gas Pipelines business segment’s EBDA (including discontinued operations) by $51 million and $1,216 million, respectively; and (ii) decreased segment revenues (including discontinued operations) by $255 million and $303 million, respectively, when compared to the same year earlier periods. Following is information related to the increases and decreases, in the comparable three and nine month periods of 2013 and 2012 and including discontinued operations, in the segment’s remaining (i) $225 million (59%) and $771 million (86%) increases in EBDA; and (ii) $930 million (84%) and $2,265 million (83%) increases in operating revenues:
Three months ended September 30, 2013 versus Three months ended September 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Copano operations (excluding Eagle Ford)	$88	n/a	$536	n/a
EPNG	79	n/a	129	n/a
TGP	59	n/a	83	n/a
Texas Intrastate Natural Gas Pipeline Group	17	29%	180	24%
Eagle Ford(a)	16	150%	147	n/a
EP midstream asset operations	16	n/a	45	n/a
Kinder Morgan Treating operations	(11)	(46)%	(22)	(48)%
All others (including eliminations)	8	8%	(97)	(128)%
Total Natural Gas Pipelines-continuing operations	272	81%	1,001	97%
Discontinued operations(b)	(47)	(100)%	(71)	(100)%
Total Natural Gas Pipelines-including discontinued operations	$225	59%	$930	84%
____________
n/a – not applicable

Nine months ended September 30, 2013 versus Nine months ended September 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
TGP	$465	n/a	$599	n/a
EPNG	218	n/a	302	n/a
Copano operations (excluding Eagle Ford)	146	n/a	732	n/a
Eagle Ford(a)	46	279%	217	n/a
EP midstream asset operations	46	n/a	98	n/a
Texas Intrastate Natural Gas Pipeline Group	18	8%	746	38%
Kinder Morgan Treating operations	(22)	(35)%	(38)	(31)%
All others (including eliminations)	6	2%	(187)	(78)%
Total Natural Gas Pipelines-continuing operations	923	123%	2,469	98%
Discontinued operations(b)	(152)	(100)%	(204)	(100)%
Total Natural Gas Pipelines-including discontinued operations	$771	86%	$2,265	83%
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

The primary increases and decreases in our Natural Gas Pipelines business segment’s EBDA from continuing operations in the comparable three and nine month periods of 2013 and 2012 were attributable to the following:

▪
incremental earnings of $88 million and $146 million, respectively, from our Copano operations, which we acquired effective May 1, 2013 (but excluding Copano’s 50% ownership interest in Eagle Ford, which is included below with the 50% ownership interest we previously owned);

▪	incremental earnings of $79 million and $218 million, respectively, from EPNG, which we acquired 50% from KMI effective August 1, 2012, and 50% from KMI effective March 1, 2013;

▪	incremental earnings of $59 million and $465 million, respectively, from TGP, which we acquired from KMI effective August 1, 2012;

▪
increases of $17 million (29%) and $18 million (8%), respectively, from our Texas intrastate natural gas pipeline group, due largely to lower pipeline maintenance expenses and higher transportation volumes from the Eagle Ford shale formation in South Texas. The drop in maintenance expenses was due to both higher pipeline integrity maintenance and increased well repair expenses incurred in the third quarter of 2012. For the comparable nine month periods, the earnings increase was due to higher transport margins (primarily related to service associated with Eagle Ford), but partially offset by both lower storage margins (due mainly to timing differences on storage settlements) and lower natural gas processing margins (due mainly to lower natural gas liquids prices). The growth in revenues across both comparable three and nine month periods reflect higher natural gas sales revenues, driven by higher natural gas sales volumes in 2013 versus 2012. However, because our intrastate group both purchases and sells significant volumes of natural gas, and because the group generally sells natural gas in the same price environment in which it is purchased, the increases in its natural gas sales revenues were largely offset by corresponding increases in its natural gas purchase costs;

▪
incremental earnings of $16 million (150%) and $46 million (279%), respectively, from our total (100%) Eagle Ford natural gas gathering operations, due mainly to higher natural gas gathering volumes from the Eagle Ford shale formation, and for the comparable nine month periods, to the incremental 50% ownership interest we acquired as part of our acquisition of Copano effective May 1, 2013;

▪	incremental earnings of $16 million and $46 million, respectively, from our EP midstream assets, which we acquired 50% from KKR effective June 1, 2012, and 50% from KMI effective March 1, 2013; and

▪	decreases of $11 million (46%) and $22 million (35%), respectively, from our natural gas treating operations, primarily due to lower sales volumes and margins from treating equipment manufacturing.
The period-to-period decreases in earnings before depreciation, depletion and amortization expenses from discontinued operations was due to the sale of our FTC Natural Gas Pipelines disposal group effective November 1, 2012. For further information about this sale, see Note 1 “General—Basis of Presentation—FTC Natural Gas Pipelines Disposal Group – Discontinued Operations” to our consolidated financial statements included elsewhere in this report.
CO2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except operating statistics)
Revenues(a)	$456	$420	$1,345	$1,250
Operating expenses	(121)	(97)	(320)	(282)
Other income(b)	—	—	—	7
Earnings from equity investments	6	5	19	18
Interest income and Other, net	—	1	—	—
Income tax expense	(1)	(2)	(4)	(5)
EBDA	$340	$327	$1,040	$988

Southwest Colorado CO2 production (gross) (Bcf/d)(c)	1.2	1.2	1.2	1.2
Southwest Colorado CO2 production (net) (Bcf/d)(c)	0.5	0.5	0.5	0.5
SACROC oil production (gross)(MBbl/d)(d)	29.6	30.0	30.1	28.4
SACROC oil production (net)(MBbl/d)(e)	24.6	25.0	25.1	23.7
Yates oil production (gross)(MBbl/d)(d)	20.3	20.6	20.5	20.9
Yates oil production (net)(MBbl/d)(e)	9.0	9.3	9.1	9.3
Katz oil production (gross)(MBbl/d)(d)	2.7	1.8	2.4	1.7
Katz oil production (net)(MBbl/d)(e)	2.2	1.5	2.0	1.4
Goldsmith oil production (gross)(MBbl/d)(d)	1.3	—	0.6	—
Goldsmith oil production (net)(MBbl/d)(e)	1.1	—	0.5	—
NGL sales volumes (net)(MBbl/d)(e)	9.6	9.3	9.8	9.3
Realized weighted average oil price per Bbl(f)	$95.82	$88.64	$92.35	$88.39
Realized weighted average NGLs price per Bbl(g)	$46.72	$44.27	$45.81	$51.53
____________

(a)
Three month 2013 amount includes unrealized losses of $9 million, and three and nine month 2012 amounts include unrealized losses of $5 million and $8 million, respectively, all relating to derivative contracts used to hedge forecasted crude oil sales.

(b)	Nine month 2012 amount represents the gain from the sale of our ownership interest in the Claytonville oil field.

(c)	Includes McElmo Dome and Doe Canyon sales volumes.

(d)
Represents 100% of the production from the field. We own an approximately 97% working interest in the SACROC unit, an approximately 50% working interest in the Yates unit, an approximately 99% working interest in the Katz Strawn unit and a 100% working interest in the Goldsmith Landreth unit.

(e)	Net to us, after royalties and outside working interests.

(f)	Includes all of our crude oil production properties.

(g)	Includes production attributable to leasehold ownership and production attributable to our ownership in processing plants and third party processing agreements.

Our CO2 segment’s primary businesses involve the production, marketing and transportation of both CO2 and crude oil, and the production and marketing of natural gas and NGLs. We refer to the segment’s two primary businesses as its Oil and Gas Producing Activities and its Sales and Transportation Activities.
The certain items described in footnotes (a) and (b) to the table above (i) decreased segment EBDA by $4 million and increased segment EBDA $1 million, respectively; and (ii) decreased segment revenues by $4 million and increased segment revenues by $8 million, respectively, in the third quarter and first nine months of 2013, when compared to the same periods of 2012. For each of the segment’s two primary businesses, following is information related to the increases and decreases, in the comparable three and nine month periods of 2013 and 2012, in the segment’s remaining (i) $17 million (5%) and $51 million (5%) increases in EBDA; and (ii) $40 million (9%) and $87 million (7%) increases in operating revenues:
Three months ended September 30, 2013 versus Three months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$11	5%	$40	12%
Sales and Transportation Activities	6	7%	8	10%
Intrasegment eliminations	—	—%	(8)	(50)%
Total CO2	$17	5%	$40	9%
____________
Nine months ended September 30, 2013 versus Nine months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$38	5%	$85	8%
Sales and Transportation Activities	13	5%	14	5%
Intrasegment eliminations	—	—%	(12)	(26)%
Total CO2	$51	5%	$87	7%
The period-to-period increases in EBDA from oil and gas producing activities, which include the operations associated with the segment’s ownership interests in oil-producing fields and natural gas processing plants, were largely due to the following:

▪
increases of $35 million (12%) and $91 million (11%), respectively, in crude oil sales revenues—due primarily to higher average realized sales prices for U.S. crude oil and partly due to higher oil sales volumes. Our realized weighted average price per barrel of crude oil increased 8% in the third quarter of 2013 and 4% in the first nine months of 2013, when compared to the same periods in 2012. The overall increases in oil sales revenues were also favorably impacted by increases in sales volumes of 4% and 6%, respectively. The period-to-period increases in volumes were due primarily to higher production at the Katz field unit and to incremental production from the Goldsmith Landreth unit (acquired effective June 1, 2013), and for the comparable nine month periods, to higher production at the SACROC unit (volumes presented in the results of operations table above);

▪
an increase of $3 million (9%) and a decrease of $8 million (6%), respectively, in natural gas plant products sales. The quarter-to-quarter increase was driven by both a 6% increase in our realized weighted average price per barrel of NGLs and a 3% increase in sales volumes. The year-over-year decrease in products sales revenues was due to an 11% decrease in our average sales price, but was partially offset by a 6% increase in sales volumes; and

▪	decreases of $28 million (29%) and $47 million (16%), respectively, due to higher combined operating expenses,

driven primarily by higher fuel and power expenses, and higher maintenance and well workover expenses, all related to increased drilling activity relative to the comparable three and nine month periods of 2012.
Earnings before depreciation, depletion and amortization expenses from the segment’s sales and transportation activities increased by $6 million (7%) in the third quarter of 2013, and by $13 million (5%) in the first nine months of 2013, when compared to the same periods last year. The period-to-period increases in earnings were driven by higher average sales prices for CO2 in both the third quarter and first nine months of 2013, when compared to the same two periods a year ago.
Products Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except operating statistics)
Revenues	$474	$386	$1,371	$940
Operating expenses(a)	(281)	(256)	(1,001)	(497)
Other (expense) income(b)	(1)	7	(6)	7
Earnings from equity investments	15	14	50	43
Interest income and Other, net	—	1	2	11
Income tax expense	(5)	(2)	(17)	(12)
EBDA	$202	$150	$399	$492

Gasoline (MMBbl)(c)	109.2	98.1	312.6	292.9
Diesel fuel (MMBbl)	36.9	36.3	106.5	105.7
Jet fuel (MMBbl)	27.4	28.3	82.3	84.0
Total refined product volumes (MMBbl)(d)	173.5	162.7	501.4	482.6
NGLs (MMBbl)(e)	8.9	8.5	26.7	23.1
Condensate (MMBbl)(f)	4.4	—	9.0	—
Total delivery volumes (MMBbl)	186.8	171.2	537.1	505.7
Ethanol (MMBbl)(g)	10.2	8.9	28.6	24.1
____________

(a)
Nine month 2013 amount includes a $162 million increase in expense associated with rate case liability adjustments, and a $15 million increase in expense associated with a legal liability adjustment related to a certain West Coast terminal environmental matter. Three and nine month 2012 amounts include a $34 million increase in expense associated with environmental liability adjustments, and a $9 million increase in expense associated with rate case liability adjustments.

(b)
Nine month 2013 amount includes a loss of $5 million from the write-off of assets at our Los Angeles Harbor West Coast terminal. Three and nine month 2012 amounts include a gain of $8 million from the disposal of property related to the sale of a portion of our former Gaffey Street, California terminal land.

(c)	Volumes include ethanol pipeline volumes.

(d)	Includes Pacific, Plantation, Calnev, and Central Florida pipeline volumes.

(e)	Includes Cochin and Cypress pipeline volumes.

(f)	Includes Crude Oil & Condensate and Double Eagle pipeline volumes.

(g)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

Combined, the certain items described in footnotes (a) and (b) to the table above increased our Products Pipelines business segment’s EBDA by $35 million in the third quarter of 2013, and decreased segment EBDA by $147 million in the first nine months of 2013, when compared to the same prior year periods. Following is information related to the increases and decreases, in the comparable three and nine month periods of both years, in the segment’s (i) remaining $17 million (9%) and $54 million (10%) increases in EBDA; and (ii) $88 million (23%) and $431 million (46%) increases in operating revenues:
Three months ended September 30, 2013 versus Three months ended September 30, 2012

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Crude & Condensate Pipeline	$7	n/a		$7	n/a
Pacific operations	3	4%		8	7%
Southeast terminal operations	3	12%		7	26%
Double Eagle Pipeline	2	n/a		1	n/a
Transmix operations	1	8%		58	35%
Cochin Pipeline	1	3%		5	21%
Plantation Pipeline	1	7%		—	n/a
All others (including eliminations)	(1)	—%	—	2	4%
Total Products Pipelines	$17	9%		$88	23%
____________
Nine months ended September 30, 2013 versus Nine months ended September 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Transmix operations	$16	112%	$366	124%
Cochin Pipeline	14	25%	25	44%
Crude & Condensate Pipeline	11	n/a	17	n/a
Southeast terminal operations	6	10%	13	17%
Plantation Pipeline	4	10%	—	n/a
Double Eagle Pipeline	2	n/a	1	n/a
Pacific operations	(4)	(2)%	3	1%
All others (including eliminations)	5	3%	6	3%
Total Products Pipelines	$54	10%	$431	46%
The primary increases and decreases in our Products Pipelines business segment’s EBDA in the comparable three and nine month periods of 2013 and 2012 included the following:

▪
incremental earnings of $7 million and $11 million, respectively, from our Kinder Morgan Crude Oil & Condensate Pipeline, which began transporting crude oil and condensate volumes from the Eagle Ford shale gas formation to multiple terminaling facilities along the Texas Gulf Coast in October 2012;

▪
an increase of $3 million (4%) and a decrease of $4 million (2%), respectively, from our Pacific operations. The increase in earnings for the comparable third quarter periods was driven by higher mainline transportation revenues, due primarily to an almost 5% increase in system-wide delivery volumes. The decrease in earnings for the comparable nine month periods was primarily attributable to a reduction in mainline transportation revenues recorded in the the second quarter of 2013. The reduction to transport revenues related to rate reductions associated with various interstate and California intrastate rate case decisions;

▪
increases of $3 million (12%) and $6 million (10%), respectively, from our Southeast terminal operations, driven by higher margins from ethanol blending operations, and higher revenues from refined products and bio-fuels throughput volumes;

▪
incremental earnings of $2 million and $2 million, respectively, from our 50% interest in the Double Eagle pipeline system—which gathers condensate and crude oil for Eagle Ford shale producers and which we acquired as part of our Copano acquisition effective May 1, 2013;

▪
increases of $1 million (8%) and $16 million (112%), respectively, from our transmix processing operations. Transmix processing earnings were essentially unchanged across the comparable three month periods, but increased across the comparable nine month periods due to higher margins on processing volumes, incremental earnings from third-party sales of excess renewable identification numbers (RINS) (generated through our ethanol blending operations), and to the recognition of unfavorable net carrying value adjustments to product inventory recognized in the first nine months of 2012. The period-to-period increases in revenues were mainly due to the expiration of certain transmix fee-based processing agreements since the end of the third quarter of 2012. Due to the expiration of these contracts, we now directly purchase incremental transmix volumes and sell incremental volumes of refined products, resulting in both higher revenues and higher costs of sales expenses;

▪
increases of $1 million (3%) and $14 million (25%), respectively, from our Cochin Pipeline—earnings were essentially flat across the comparable quarterly periods, as higher transportation revenues were largely offset by higher income tax expenses (due to the recognition of a favorable income tax adjustment recorded in the third quarter of 2012). The increase in year-over-year earnings was primarily due to higher transportation revenues, driven by an overall 29% increase in pipeline throughput volumes, partly attributable to incremental ethane/propane volumes as a result of pipeline modification projects completed in June 2012; and

▪
increases of $1 million (7%) and $4 million (10%), respectively, from our approximate 51% interest in the Plantation pipeline system—due largely to higher transportation revenues driven by increases in system delivery volumes of 13% and 11%, respectively, and by higher average tariff rates since the end of the third quarter of 2012.

Terminals

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except operating statistics)
Revenues(a)	$354	$334	$1,035	$1,018
Operating expenses(b)	(162)	(156)	(488)	(480)
Other income(c)	24	2	53	15
Earnings from equity investments	5	5	17	16
Interest income and Other, net(d)	—	—	2	1
Income tax expense	(4)	(2)	(9)	(5)
EBDA	$217	$183	$610	$565

Bulk transload tonnage (MMtons)(e)	23.7	23.7	68.1	74.4
Ethanol (MMBbl)	15.9	15.7	46.7	49.9
Liquids leaseable capacity (MMBbl)	62.6	60.2	62.6	60.2
Liquids utilization %(f)	95.2%	92.9%	95.2%	92.9%
__________

(a)	Three and nine month 2013 amounts include increases of $4 million related to 2012 hurricane expense reimbursements at our New York Harbor and Mid-Atlantic terminals.

(b)
Three and nine month 2013 amounts include increases in expense of $7 million and $21 million, respectively, related to hurricane clean-up and repair activities at our New York Harbor and Mid-Atlantic terminals, and $1 million increase in expense associated with the removal of certain physical assets at our Tampaplex bulk terminal located in Tampa, Florida. Three and nine month 2012 amounts include a $1 million increase in expense related to hurricane clean-up and repair activities at our Myrtle Grove, Louisiana, IMT facility.

(c)
Three and nine month 2013 amounts include casualty indemnification gains of $22 million and $50 million, respectively, related to 2012 hurricane activity at our New York Harbor and Mid-Atlantic terminals. Nine month 2012 amount includes a $12 million casualty indemnification gain related to a 2010 casualty at IMT.

(d)	Nine month 2013 amount includes a $1 million casualty indemnification gain related to 2012 hurricane activity at our New York Harbor and Mid-Atlantic terminals.

(e)	Volumes for acquired terminals are included for all periods and include our proportionate share of joint venture tonnage.

(f)	The ratio of our actual leased capacity to our estimated potential capacity.

Our Terminals business segment includes the operations of our petroleum, chemical and other liquids terminal facilities (other than those included in our Products Pipelines segment), and all of our coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities. For the three and nine months ended September 30, 2013, the certain items described in footnotes to the table above (i) increased segment EBDA by $19 million and $22 million, respectively; and (ii) increased segment revenues by $4 million, when compared to the same two periods of 2012. Following is information related to the increases and decreases, in the comparable three and nine month periods of both years, in the segment’s (i) remaining $15 million (8%) and $23 million (4%) increases in EBDA; and (ii) remaining $16 million (5%) and $13 million (1%) increases in operating revenues:
Three months ended September 30, 2013 versus Three months ended September 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Gulf Liquids	$5	10%	$8	13%
Northeast	2	3%	—	—%
Gulf Bulk	3	13%	—	—%
Acquired assets and businesses	1	n/a	2	n/a
All others (including intrasegment eliminations and unallocated income tax expenses)	4	5%	6	3%
Total Terminals	$15	8%	$16	5%
____________

Nine months ended September 30, 2013 versus Nine months ended September 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Gulf Liquids	$13	9%	$21	12%
Northeast	6	8%	1	1%
West	3	6%	4	4%
Gulf Bulk	2	3%	(5)	(5)%
Acquired assets and businesses	2	n/a	3	n/a
Mid-Atlantic	(5)	(8)%	(9)	(8)%
All others (including intrasegment eliminations and unallocated income tax expenses)	2	1%	(2)	—%
Total Terminals	$23	4%	$13	1%

For both comparable three and nine month periods, the overall increases in earnings before depreciation, depletion and amortization from our Terminals segment were driven primarily by incremental contributions from our Gulf Liquids terminals. The increases were mainly due to higher liquids warehousing revenues from our Pasadena and Galena Park liquids facilities located along the Houston Ship Channel. The facilities benefited from high gasoline export demand, increased rail services, and new and incremental customer agreements at higher rates.

The period-to-period increases in earnings from our Northeast terminal operations were driven by incremental contributions from our Carteret New Jersey liquids facility, and for the comparable nine month periods, our Perth Amboy, New Jersey liquids terminal. Carteret benefited from both higher non-operating income (due to insurance indemnifications received for 2012 business interruptions caused by Hurricane Sandy) and higher revenues (due in part to new customer agreements). Our Perth Amboy terminal benefited from higher year-over-year revenues, due mainly to additional and restructured customer contracts at higher rates.
Earnings increases from our Gulf Bulk terminals were driven by both an 11% increase in petroleum coke volumes and lower operating expenses in the third quarter of 2013, and for the comparable nine month periods, to a 36% increase in coal transfer volumes. The quarter-to-quarter decrease in expense was due primarily to lower expenses at our engineering and conveying facility and at our steel handling facilities. The overall increases in earnings were partially offset, however, by lower engineering and conveying service revenues due to less third party work.
For all terminals included in our Terminals business segment, total liquids leaseable capacity increased to 62.6 million barrels at the end of the third quarter of 2013, up 4% from a capacity of 60.2 million barrels at the end of the third quarter of 2012. The increase was mainly due to the acquisition of our Norfolk and Chesapeake, Virginia facilities from Allied Terminals in June 2013 (incremental contributions from these two terminals are included within the “Acquired assets and businesses” line in the two tables above). At the same time, our overall liquids utilization capacity rate increased 2.5% since the end of the third quarter of 2012.

The increases in our Terminals segment’s earnings reported in the “All others” lines in the two tables above represent increases and decreases in terminal results at various locations. The overall $4 million (5%) increase in earnings across the comparable quarterly periods was due in large part to (i) completed capital expansion projects since the end of the third quarter of 2012 at our IMT facility; and (ii) higher steel handling activity at our Mid-River steel and metal alloy facilities. The overall increase in earnings was partially offset by higher segment income tax expenses in the third quarter of 2013 (from income tax expenses not allocated to regions but instead included in the “All others” table line).
Earnings from both our West and Mid-Atlantic terminal facilities were flat across the comparable three month periods, but we benefited from incremental ancillary terminal services from our North 40 Edmonton, Canada crude oil tank farm across the comparable nine month periods. The year-over-year decrease in earnings from our Mid-Atlantic terminals was due primarily to a 10% drop in coal transfer volumes at our Pier IX facility, due largely to some weakening in the coal export market relative to 2012, and partly to scheduled maintenance at the facility in the second quarter of 2013.
Kinder Morgan Canada

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except operating statistics)
Revenues	$74	$80	$221	$226
Operating expenses	(27)	(28)	(79)	(75)
Earnings from equity investments	—	1	4	3
Interest income and Other, net(a)	—	5	241	12
Income tax expense(b)	(4)	(2)	(101)	(8)
EBDA	$43	$56	$286	$158

Transport volumes (MMBbl)(c)	24.0	28.1	77.6	79.9
__________

(a)	Three and nine month 2013 amounts include a loss of $1 million and a gain of $224 million, respectively, from the sale of our equity and debt investments in the Express pipeline system.

(b)
Nine month 2013 amount includes an $84 million increase in income tax expense related to the pre-tax gains associated with the sale of our equity and debt investments in the Express pipeline system described in footnote (a).

(c)	Represents Trans Mountain pipeline system volumes.

Our Kinder Morgan Canada business segment includes the operations of our Trans Mountain and Jet Fuel pipeline systems, and until March 14, 2013, the effective date of sale, our one-third ownership interest in the Express crude oil pipeline system. The certain items relating to our sale of Express (described in the footnotes (a) and (b) to the table above) decreased segment EBDA by $1 million in the third quarter of 2013, and increased segment EBDA by $140 million in the first nine months of 2013, when compared to the same prior year periods. For each of the segment’s three primary businesses, following is information related to the increases and decreases, in the comparable three and nine month periods of both years, in the segment’s (i) remaining $12 million (21%) and $12 million (8%) decreases in EBDA; and (ii) $6 million (8%) and $5 million (2%) decreases in operating revenues:
Three months ended September 30, 2013 versus Three months ended September 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Express Pipeline(a)	$(7)	(150)%	n/a	n/a
Trans Mountain Pipeline	(5)	(11)%	$(6)	(8)%
Jet Fuel Pipeline	—	—%	—	—%
Total Kinder Morgan Canada	$(12)	(21)%	$(6)	(8)%
__________

Nine months ended September 30, 2013 versus Nine months ended September 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$(7)	(5)%	$(5)	(2)%
Express Pipeline(a)	(5)	(36)%	n/a	n/a
Jet Fuel Pipeline	—	—%	—	—%
Total Kinder Morgan Canada	$(12)	(8)%	$(5)	(2)%
__________

(a)	Equity investment; accordingly, we recorded earnings under the equity method of accounting. However, we sold our debt and equity investments in Express effective March 14, 2013.

The period-to-period decreases in earnings before depreciation, depletion and amortization expenses from Express were primarily due to both lower equity earnings and lower interest income resulting from the sale of our equity and debt investments in Express effective March 14, 2013.

The decreases in Trans Mountain’s earnings were driven by (i) higher income tax expenses (due largely to general increases in British Columbia’s income tax rates since the end of the third quarter of 2012); (ii) unfavorable impacts from foreign currency translation (due to the weakening of the Canadian dollar since the end of the third quarter of 2012, we translated Canadian denominated income and expense amounts into less U.S. dollars in 2013); and (iii) lower management incentive fees earned from the operation of the Express pipeline system (due to its sale in March 2013). The period-to-period decreases in Trans Mountain’s earnings were partially offset by incremental non-operating income from allowances for funds used during construction (representing an estimate of the cost of capital funded by equity contributions).

Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
General and administrative expenses(a)	$136	$146	$433	$424

Interest expense, net of unallocable interest income(b)	$220	$199	$637	$498

Unallocable income tax expense	$4	$2	$10	$7

Net income attributable to noncontrolling interests(c)	$8	$3	$27	$11
__________

(a)
Three and nine month 2013 amounts include (i) increases in severance expense of $2 million and $7 million, respectively, associated with the asset drop-down groups and allocated to us from KMI (however, we do not have any obligation, nor did we pay any amounts related to this expense); and (ii) increases in expense of $1 million and $33 million, respectively, associated with unallocated legal expenses and certain asset and business acquisition costs. Nine month 2013 amount also includes a $9 million increase in expense attributable to our drop-down asset groups for periods prior to our acquisition dates. Three and nine month 2012 amounts include (i) increases in expense of $28 million and $101 million (including $67 million of EP acquisition expenses for employee severance, retention and bonus costs), respectively, attributable to our drop-down asset groups for periods prior to our acquisition dates; (ii) a $3 million increase in severance expense associated with the asset drop-down groups and allocated to us from KMI (however, we do not have any obligation, nor did we pay any amounts related to this expense); and (iii) a $2 million increase in expense associated with certain asset and business acquisition costs. Nine month 2012 amount also includes a $1 million increase in unallocated severance expense associated with certain Terminal operations.

(b)
Three and nine month 2013 amounts include decreases in interest expense of $1 million and $3 million, respectively, associated with debt fair value adjustments recorded in purchase accounting for our Copano acquisition. Nine month 2013 amount and three and nine month 2012 amounts include increases in interest expense of $15 million, $26 million, and $45 million, respectively, all attributable to our drop-down asset groups for periods prior to our acquisition dates. Three and nine month 2012 amounts also include a $1 million increase in expense attributable to incremental fees related to our prior short-term bridge loan credit facility.

(c)
Nine month 2013 amount and three and nine month 2012 amounts include a $5 million increase, a $2 million decrease and a $5 million decrease, respectively, in net income attributable to our noncontrolling interests, all related to the combined effect from all of the three and nine month 2013 and 2012 certain items previously disclosed in the footnotes to the tables included above in “—Results of Operations.”

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

For the three and nine months ended September 30, 2013, the certain items described in footnote (a) to the table above accounted for decreases of $30 million and $58 million, respectively, in our general and administrative expenses, when compared to the same two periods a year ago. The remaining $20 million (18%) and $67 million (21%) period-to-period increases in expense were driven by the acquisition of additional businesses, primarily associated with the acquisition of both our drop-down asset groups from KMI, effective August 1, 2012 and March 1, 2013, and our acquisition of Copano, effective May 1, 2013.

We report our interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our interest expense to arrive at one interest amount, and after taking into effect the certain items described in footnote (b) to the table above, our net interest expense increased $49 million (28%) and $173 million (38%), respectively, in the third quarter and first nine months of 2013, when compared to the same year-earlier periods. The increases were primarily due to higher average debt levels and partly due to higher effective interest rates.
Average borrowings for the three and nine month periods ended September 30, 2013 increased 10% and 15%, respectively, when compared to the same periods a year ago, largely due to the capital expenditures, business acquisitions (including debt assumed from the drop-down transactions), and joint venture contributions we have made since the end of the third quarter of 2012. We also realized a 9% increase in the weighted average interest rate on all of our borrowings in both the third quarter and first nine months of 2013, when compared to the same 2012 periods (including both short-term and long-term borrowing amounts, our average interest rate increased from 4.28% for the third quarter of 2012 to 4.66% for the third quarter of 2013, and increased from 4.26% for the first nine months of 2012 to 4.63% for the first nine months of 2013). The increases in average interest rates were driven primarily by higher rates on the debt obligations we assumed as part of the drop-down transactions.
We swap a portion of our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of September 30, 2013 and December 31, 2012, approximately 27% and 37%, respectively, of our consolidated debt balances (excluding our debt fair value adjustments) were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swap agreements. For more information about our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements included elsewhere in this report.

Financial Condition
General
As of September 30, 2013, we had $534 million of “Cash and cash equivalents” on our consolidated balance sheet (included elsewhere in this report), an increase of $5 million (1%) from December 31, 2012. We also had, as of September 30, 2013, approximately $2.3 billion of borrowing capacity available under our $2.7 billion senior unsecured revolving credit facility (discussed below in “—Short-term Liquidity”). We believe our cash position and our remaining borrowing capacity is adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.
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

Credit Ratings and Capital Market Liquidity
Currently, our long-term corporate debt credit rating is BBB (stable), Baa2 (stable) and BBB (stable) at Standard & Poor’s Rating Services (S&P), Moody’s Investor Services (Moody’s) and Fitch Ratings (Fitch), respectively. Our short-term corporate debt credit rating is A-2 (susceptible to adverse economic conditions, however, capacity to meet financial commitments is satisfactory), Prime-2 (strong ability to repay short-term debt obligations) and F2 (good quality grade with satisfactory capacity to meet financial commitments) at S&P, Moody’s and Fitch, respectively. Our credit ratings affect our ability to access the commercial paper market and the public and private debt markets, as well as the terms and pricing of our debt. Based on these credit ratings, we expect that our short-term liquidity needs will be met primarily through borrowings under our commercial paper program. Nevertheless, our ability to satisfy our financing requirements or fund our planned capital expenditures will depend upon our future operating performance, which will be affected by prevailing economic conditions in the energy pipeline and terminals industries and other financial and business factors, some of which are beyond our control.
Short-term Liquidity
As of September 30, 2013, our principal sources of short-term liquidity were (i) our $2.7 billion senior unsecured revolving credit facility with a diverse syndicate of banks that matures May 1, 2018; (ii) our $2.7 billion short-term commercial paper program (which is supported by our credit facility, with the amount available for borrowing under our credit facility being reduced by our outstanding commercial paper borrowings and letters of credit); and (iii) cash from operations (discussed below in “—Operating Activities”). The loan commitments under our revolving credit facility can be used to fund borrowings for general partnership purposes and as a backup for our commercial paper program. As of both September 30, 2013 and December 31, 2012, we had no outstanding credit facility borrowings.
Our outstanding short-term debt as of September 30, 2013 was $702 million, primarily consisting of (i) $174 million of outstanding commercial paper borrowings; and (ii) $500 million in principal amount of 5.00% senior notes that mature December 15, 2013. We intend to refinance our current short-term debt through a combination of long-term debt, equity, and/or the issuance of additional commercial paper or credit facility borrowings to replace maturing commercial paper and current maturities of long-term debt. As of December 31, 2012, our short-term debt totaled $1,155 million.
We had a working capital deficit of $987 million as of September 30, 2013, and a working capital deficit of $870 million as of December 31, 2012.  The overall $117 million (13%) unfavorable change from year-end 2012 was primarily due to (i) higher “Accrued other current liabilities,” due largely to certain transportation rate case liabilities being reclassified from long-term liabilities to short-term liabilities; and (ii) lower “Assets held for sale,” due to the sale of our investments in the Express pipeline system effective March 14, 2013. The overall increase in our working capital deficit was partially offset by lower short-term debt balances, as discussed above. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in cash and cash equivalent balances as a result of debt or equity issuances (discussed below in “—Long-term Financing”).
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
Our equity offerings consist of the issuance of additional common units or the issuance of additional i-units to KMR (which KMR purchases with the proceeds from the sale of additional KMR shares). As a publicly traded limited partnership, our common units are attractive primarily to individual investors, although such investors represent a small segment of the total equity capital market. We believe that some institutional investors prefer shares of KMR over our common units due to tax and other regulatory considerations, and we are able to access this segment of the capital market through KMR’s purchases of i-units issued by us with the proceeds from the sale of KMR shares to institutional investors. For more information about our equity issuances in the first nine months of 2013, see Note 4 “Partners’ Capital—Equity Issuances” to our consolidated financial statements included elsewhere in this report.

From time to time we issue long-term debt securities, often referred to as our senior notes. Our senior notes issued to date, other than those issued by our subsidiaries and operating partnerships, generally have very similar terms, except for interest rates, maturity dates and prepayment premiums. All of our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations; however, a modest amount of secured debt has been incurred by some of our operating partnerships and subsidiaries. Our fixed rate senior notes provide that we may redeem the notes at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium. As of September 30, 2013 and December 31, 2012, the aggregate principal amount of the various series of our senior notes was $16,100 million and $13,350 million, respectively.
In addition, from time to time our subsidiaries TGP, EPNG and Copano have issued long-term debt securities, often referred to as their senior notes. As of September 30, 2013 and December 31, 2012, the total liability balance due on the various borrowings of our operating partnerships and subsidiaries (including senior notes issued by TGP, EPNG and Copano) was $3,338 million and $3,091 million, respectively.
To date, our debt balances have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness. For additional information about our debt related transactions in the first nine months of 2013 and our consolidated debt obligations as of September 30, 2013 and December 31, 2012, see Note 3 “Debt” to our consolidated financial statements included elsewhere in this report. For additional information regarding our debt securities, see Note 8 “Debt” to our consolidated financial statements included in our 2012 Form 10-K.
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
Our capital expenditures for the nine months ended September 30, 2013, and the amount we expect to spend for the remainder of 2013 to grow and sustain our businesses are as follows (in millions):

	Nine Months Ended September 30, 2013	2013 Remaining	Total
Sustaining(a)	$210	$133	$343
Discretionary(b)	2,568	1,201	3,769
Total	$2,778	$1,334	$4,112
  —————————

(a)
Nine month 2013 amount, 2013 remaining amount, and Total 2013 amount includes $2 million, $1 million and $3 million, respectively, for our proportionate share of sustaining capital expenditures of our unconsolidated joint ventures.

(b)
Nine month 2013 amount (i) includes $483 million of discretionary capital expenditures of our unconsolidated joint ventures and acquisitions; (ii) includes $232 million of accrued capital expenditures; and (iii) excludes $99 million primarily related to contributions from our noncontrolling interests to fund a portion of certain capital projects. Amounts exclude our acquisition of Copano, but include the discretionary capital expenditures of Copano, its subsidiaries and its unconsolidated joint ventures after our May 1, 2013 acquisition date.

We report our total consolidated capital expenditures separately as “Capital expenditures” within the “Cash Flows from Investing Activities” section on our accompanying cash flow statements (included elsewhere in this report), and for the nine months ended September 30, 2013 and 2012, these amounts totaled $2,160 million and $1,314 million, respectively. These amounts (i) exclude all capital expenditures of our unconsolidated joint ventures; (ii) include all capital expenditures of our majority-controlled and consolidated subsidiaries (including capital expenditures for businesses we acquired since the effective dates of acquisition, and for our drop-down assets groups, since the dates when the groups met the accounting requirements for entities under common control). The overall $846 million (64%) period-to-period increase in our consolidated capital expenditures in 2013 versus 2012 was primarily due to higher investment undertaken to expand and improve our Terminals, Natural Gas Pipelines and CO2 business segments.

Capital Requirements for Recent Transactions
In the first nine months of 2013, our cash outlays for the March 2013 drop-down transaction totaled $994 million and we reported this amount separately as “Cash Flows From Investing Activities—Payment to KMI for drop-down asset groups, net of cash acquired” on our accompanying consolidated statement of cash flows included elsewhere in this report. We funded the $994 million cash portion of this drop-down transaction with proceeds received from (i) our February 2013 issuance of long-term senior notes; (ii) our February 2013 public offering of additional common units; and (iii) borrowings under our commercial paper program. In the first nine months of 2012, our cash outlays for drop-down transactions from KMI totaled $3,465 million. This amount consisted of $3,485 million paid in cash for the August 2012 drop-down transaction, less acquired cash of $20 million (representing the drop-down groups’ combined cash balances that we acquired on the effective dates of common control).
Our cash outlays for the acquisition of assets and investments from unrelated parties during the first nine months of 2013 totaled $292 million, and we reported this amount separately as “Cash Flows From Investing Activities—Acquisitions of assets and investments, net of cash acquired” on our accompanying consolidated statement of cash flows included elsewhere in this report. This amount primarily consisted of the $280 million we paid on June 1, 2013 to acquire the Goldsmith-Landreth oil field unit in the Permian Basin area of West Texas. In the first nine months of 2012, our acquisitions of assets from unrelated parties totaled $72 million, and included (i) $30 million paid to a subsidiary of Enhanced Oil Resources to acquire a CO2 source field and related assets located in Apache County, Arizona, and Catron County, New Mexico; and (ii) $28 million paid to Lincoln Oil Co. Inc. as partial payment of the combined purchase price paid for our acquisition of an ethanol and biodiesel terminaling facility located in Belton, South Carolina. We utilized our commercial paper program to fund our 2013 and 2012 strategic acquisitions.

Additionally, in the first nine months of 2013, we issued an aggregate consideration of (i) $108 million in common units to KMI as partial payment for the March 2013 drop-down asset group; and (ii) $3,733 million in common units as payment for all of Copano’s outstanding units. We reported this combined $3,841 million amount separately as “Noncash Investing and Financing Activities—Assets acquired or liabilities settled by the issuance of common units” on our accompanying consolidated statement of cash flows included elsewhere in this report. In the first nine months of 2012, assets acquired or liabilities settled by the issuance of common units totaled $686 million, with the amount of issuances primarily consisting of the following (i) $381 million in common units issued as partial payment for the August 2012 drop-down asset group; and (ii) $289 million in common units issued in June 2012 for the acquisition of our initial 50% ownership interest in the EP midstream assets.

For more information about our asset acquisitions during the first nine months of 2013, including our acquisitions from KMI, see Note 2 “Acquisitions and Divestitures—Acquisitions” to our consolidated financial statements included elsewhere in this report.

Additional Capital Requirements
In April 2012, we announced that we were proceeding with our proposal to expand our existing Trans Mountain pipeline system. When completed, the proposed expansion will increase capacity on Trans Mountain from its current 300,000 barrels per day of crude oil and refined petroleum products to approximately 890,000 barrels per day. In 2012, we confirmed binding commercial support for this project, and in May 2013, Canada’s NEB approved the commercial terms of the expansion project. To receive authorization to build and operate the necessary facilities for the proposed expansion project, we plan to file a Facilities Application with the NEB in December 2013. Failure to secure NEB approval of this project on reasonable terms could require us to either delay or cancel this project; however, if approvals are received as planned, we expect to begin construction in 2015 or 2016, and begin operations in late 2017. Our current estimate of total construction costs on the project is approximately $5.4 billion.

In addition, we regularly consider and enter into discussions regarding potential acquisitions, including those from KMI or its affiliates, and are currently contemplating potential acquisitions. Such transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets or operations. For the year 2013, we expect to invest approximately $3.9 billion for our capital expansion program, which includes small acquisitions and contributions to joint ventures, but excludes the March 2013 drop-down from KMI and the acquisition of Copano.
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

As an MLP, we distribute all of our available cash (except to the extent that we retain cash from the payment of distributions on i-units in additional i-units) and we access capital markets to fund acquisitions and asset expansions. Historically, we have succeeded in raising necessary capital in order to fund our acquisitions and expansions, and although we cannot predict future changes in the overall equity and debt capital markets (in terms of tightening or loosening of credit), we believe that our stable cash flows, our investment grade credit rating, and our historical record of successfully accessing both equity and debt funding sources should allow us to continue to execute our current investment, distribution and acquisition strategies, as well as refinance maturing debt when required.

Operating Activities

Net cash provided by operating activities was $2,681 million for the nine months ended September 30, 2013, versus $2,367 million for the same comparable period of 2012. The period-to-period increase of $314 million (13%) in cash flow from operations was primarily due to the following:

▪
a $526 million increase in cash from overall higher partnership income—after adjusting our period-to-period $1,745 million increase in net income for the following five non-cash items: (i) a combined $1,307 million decrease from higher net gains from the remeasurement of net assets to fair value; (ii) a $224 million decrease from the 2013 gain on the sale of our investments in Express (we reported the proceeds received from this sale within the investing activities section of our statement of cash flows); (iii) a $76 million decrease due to lower expenses and losses related to the divestiture of our FTC Natural Gas Pipeline disposal group (in the third quarter of 2012, we accrued $78 million of selling expenses, and in the first quarter of 2013, we recognized a further $2 million loss on disposal); (iv) a $223 million increase due to higher depreciation, depletion and amortization expenses (including amortization of excess cost of equity investments); and (v) a $165 million increase from incremental expenses associated with adjustments to both our West Coast Products Pipelines’ interstate and California intrastate transportation rate case liabilities and our West Coast terminals’ legal liabilities.

The period-to-period change in partnership income in 2013 versus 2012 is discussed above in “—Results of Operations” (including all of the certain items disclosed in the associated table footnotes). Our net asset remeasurements and the sale of our investments in Express are all discussed further in Note 2 “Acquisitions and Divestitures” to our consolidated financial statements included elsewhere in this report; and

▪
a combined $219 million decrease in cash related to net changes in working capital items, primarily due to a $203 million decrease from unfavorable changes in current liabilities, including, among other things, lower short-term net dock premiums and toll collections received from our Trans Mountain pipeline system customers, and lower collections on natural gas transportation and exchange imbalance payables.

Investing Activities

Net cash used in investing activities was $3,078 million for the nine month period ended September 30, 2013, compared to $4,809 million in the comparable 2012 period. The overall $1,731 million (36%) increase in cash in the first nine months of 2013 due to lower cash expended for investing activities was primarily attributable to:

▪
a $2,471 million increase in cash due to lower cash outlays (net of cash balances acquired) as partial payment for the drop-down asset groups, as described above in “—Capital Requirements for Recent Transactions;”

▪	a $402 million increase in cash from the net proceeds we received from the sale of our investments in the Express pipeline system;

▪	an $846 million decrease in cash due to higher capital expenditures, as described above in “—Capital Expenditures;”

▪
a $220 million decrease in cash due to higher expenditures for the acquisition of assets and investments from unrelated parties, as described above in “—Capital Requirements for Recent Transactions;” and

▪
a $72 million decrease in cash due to lower capital distributions (distributions in excess of cumulative earnings) received from equity investments—chiefly due to the $67 million in capital distributions we received in the first nine months of 2012 from our previous 50% equity investee Rockies Express Pipeline LLC (we included our equity investment in Rockies Express within our FTC Natural Gas Pipelines disposal group).

Financing Activities
Net cash provided by financing activities amounted to $412 million for the nine months ended September 30, 2013. In the same nine-month prior year period, net cash provided by financing activities totaled $2,563 million. The $2,151 million (84%) overall decrease in cash from the comparable 2012 period was mainly due to the following:

▪
a $1,964 million decrease in cash from overall debt financing activities—which include our issuances and payments of debt and our debt issuance costs. This decrease in cash was primarily due to (i) a $2,466 million decrease due to lower short-term net borrowings made under our commercial paper program; (ii) a $404 million decrease due to the immediate repayment of all of the outstanding borrowings under Copano’s bank credit facility that we assumed on the May 1, 2013 acquisition date; (iii) a $259 million decrease from the June 1, 2013 redemption and retirement of the principal amount of Copano’s 7.75% senior notes; (iv) a $191 million decrease from the September 4, 2013 redemption and retirement of a $178 million aggregate principal amount of Copano’s outstanding 7.125% senior notes (the redemption payment included a premium of $13 million); (v) a $73 million decrease related to the net repayment of all of the outstanding borrowings under the EP midstream assets’ credit facility that we assumed on the March 1, 2013 acquisition date; and (vi) a combined $1,435 million increase due to higher net issuances of our senior notes (in the first nine months of 2013 and 2012, we generated net cash proceeds of $2,715 million and $1,280 million, respectively, from both issuing and repaying senior notes);

▪
a $473 million decrease in cash due to higher partnership distributions. Distributions to all partners, consisting of our common and Class B unitholders, our general partner and our noncontrolling interests, totaled $2,332 million in the first nine months of 2013, compared to $1,859 million in the first nine months of 2012. The increase in distributions was due to increases in the per unit cash distributions paid, the number of outstanding units, and the resulting increase in our general partner incentive distributions. Further information regarding our distributions is discussed following in “—Partnership Distributions;”

▪
a $111 million increase in cash due to higher partnership equity issuances. This increase reflects the $1,225 million we received, after commissions and underwriting expenses, from the sales of additional common units and i-units in the first nine months of 2013 (discussed in Note 4 “Partners’ Capital—Equity Issuances” to our consolidated financial statements included elsewhere in this report), versus the $1,114 million we received from the sales of additional common units and i-units in the first nine months of 2012; and

▪
an $88 million increase in cash due to higher net contributions from noncontrolling interests, mainly due to the incremental contributions we received from our BOSTCO partners in the first nine months of 2013 for their proportionate share of the joint venture’s oil terminal construction costs.

Partnership Distributions

Our partnership agreement requires that we distribute 100% of “Available Cash,” as defined in our partnership agreement, to our partners within 45 days following the end of each calendar quarter. Our 2012 Form 10-K contains additional information concerning our partnership distributions, including the definition of “Available Cash,” the manner in which our total distributions are divided between our general partner and our limited partners, and the form of distributions to all of our partners, including our noncontrolling interests. For further information about the partnership distributions we paid in the third quarters of 2013 and 2012 (for the second quarterly periods of 2013 and 2012, respectively), see Note 4 “Partners’ Capital—Income Allocation and Declared Distributions” to our consolidated financial statements included elsewhere in this report.

On October 16, 2013, we declared a cash distribution of $1.35 per unit for the third quarter of 2013 (an annualized rate of $5.40 per unit). This distribution is 7% higher than the $1.26 per unit distribution we made for the third quarter of 2012. Based on our declared distribution, the number of units outstanding and our general partner’s agreement to forgo $25 million of its cash distribution in conjunction with our May 2013 Copano acquisition, our declared distribution for the third quarter of 2013 of $1.35 per unit will result in an incentive distribution to our general partner of $434 million.
Comparatively, our distribution of $1.26 per unit paid on November 14, 2012 for the third quarter of 2012 resulted in an incentive distribution payment to our general partner in the amount of $364 million (and included the effect of a waived incentive distribution amount of $6 million related to our July 2011 KinderHawk acquisition). The increased incentive distribution to our general partner for the third quarter of 2013 over the incentive distribution for the third quarter of 2012 reflects the increase in the distribution per unit as well as the issuance of additional units. For additional information about our third quarter 2013 cash distribution, see Note 4 “Partners’ Capital—Subsequent Events” to our consolidated financial statements included elsewhere in this report. For additional information about our 2012 partnership distributions, see Note 10 “Partners’ Capital—Income Allocation and Declared Distributions” and Note 11 “Related Party Transactions—Partnership Interests and Distributions” to our consolidated financial statements included in our 2012 Form 10-K.
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
Although the majority of the cash generated by our assets is fee based and is not sensitive to commodity prices, our CO2 business segment is exposed to commodity price risk related to the price volatility of crude oil and NGLs, and while we hedge the majority of our crude oil production, we do have exposure on our unhedged volumes, the majority of which are NGL volumes.  Our 2013 budget assumes an average WTI crude oil price of approximately $91.68 per barrel (with some minor adjustments for timing, quality and location differences) in 2013, and based on the actual prices we have received through the date of this report and the forward price curve for WTI (adjusted for the same factors used in our

2013 budget), we currently expect the average price of WTI crude oil will be approximately $99.14 per barrel in 2013. For 2013, we expect that every $1 change in the average WTI crude oil price per barrel will impact our CO2 segment’s cash flows by approximately $6 million on a full year basis (or approximately 0.1% of our combined business segments’ anticipated earnings before depreciation, depletion and amortization expenses).  This sensitivity to the average WTI price is very similar to what we experienced in 2012.
Off Balance Sheet Arrangements
There have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2012 in our 2012 Form 10-K.

Contractual Obligations and Commercial Commitments
Except as set forth below, there have been no material changes in our contractual obligations and commercial commitments that would affect the disclosures presented as of December 31, 2012 in our 2012 Form 10-K.

As described in Note 3 “Debt” of our consolidated financial statements included elsewhere in this report, our consolidated debt balance increased 15% during the nine months ended September 30, 2013. Including both short-term and long-term borrowing amounts, and excluding debt fair value adjustments, our total debt balance increased from $17.1 billion as of December 31, 2012 to $19.6 billion as of September 30, 2013.

Our commitments for the purchase of plant, property and equipment increased 55% during the nine months ended September 30, 2013 (open purchase orders for the purchase of plant, property and equipment increased from $628 million as of December 31, 2012 to $973 million as of September 30, 2013). We expect to pay our open purchase order commitments within one year of the respective balance sheet date.

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

Item 4. Controls and Procedures.
As of September 30, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.
None.

Item 6. Exhibits.

4.1 —
Certificate of the Vice President and Treasurer and the Vice President and Secretary of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 2.650% Senior Notes due 2019 and the 4.150% Senior Notes due 2024.

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
101 —
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (ii) our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iii) our Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; (v) our Consolidated Statements of Partners’ Capital for the nine months ended September 30, 2013 and 2012; and (vi) the notes to our Consolidated Financial Statements.

___________

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN ENERGY PARTNERS, L.P.
Registrant (a Delaware limited partnership)

By:	KINDER MORGAN G.P., INC.,
its sole General Partner

By:	KINDER MORGAN MANAGEMENT, LLC,
the Delegate of Kinder Morgan G.P., Inc.

Date: October 28, 2013	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)