Form 10-K
period 2013-12-31
KINDER MORGAN ENERGY PARTNERS L P
filed 2014-02-18
CIK 888228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number: 001-11234
Kinder Morgan Energy Partners, L.P.
(Exact name of registrant as specified in its charter)

Delaware	76-0380342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Louisiana Street, Suite 1000, Houston, Texas 77002
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: 713-369-9000

____________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑                             Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on June 28, 2013 was approximately $18,553,816,889.  As of January 31, 2014, the registrant had 312,989,671 Common Units outstanding.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES GLOSSARY

Company Abbreviations
Calnev	=	Calnev Pipe Line LLC	KMP	=	Kinder Morgan Energy Partners, L.P., and our majority-owned and controlled subsidiaries
Copano	=	Copano Energy, L.L.C.	KinderHawk	=	KinderHawk Field Services LLC
EP	=	El Paso Corporation and its majority-owned and controlled subsidiaries	KMI	=	Kinder Morgan, Inc. and its majority-owned and controlled subsidiaries
EPB	=	El Paso Pipeline Partners, L.P. and its majority-owned and controlled subsidiaries	KMR	=	Kinder Morgan Management, LLC
EPNG	=	El Paso Natural Gas Company, L.L.C.	NGPL	=	Natural Gas Pipeline Company of America LLC
KMCO2	=	Kinder Morgan CO2 Company, L.P.	SFPP	=	SFPP, L.P.
KMEP	=	Kinder Morgan Energy Partners, L.P.	TGP	=	Tennessee Gas Pipeline Company, L.L.C.

Unless the context otherwise requires, references to “we,” “us,” “our,” “KMP” or the “Partnership” are intended to mean Kinder Morgan Energy Partners, L.P., our majority-owned and controlled subsidiaries, and our operating limited partnerships and their majority-owned and controlled subsidiaries.

Common Industry and Other Terms
AFUDC	=	allowance for funds used during construction	LLC	=	limited liability company
Bcf/d	=	billion cubic feet per day	LNG	=	liquefied natural gas
BBtu/d	=	billion British Thermal Units per day	MBbl/d	=	thousands of barrels per day
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	MDth/d	=	thousand dekatherm per day
CFTC	=	Commodities Futures Trading Commission	MLP	=	master limited partnership
CO2	=	carbon dioxide	MMBbl/d	=	millions of barrels per day
CPUC	=	California Public Utilities Commission	MMcf/d	=	million cubic feet per day
EBDA	=	earnings before depreciation, depletion and amortization	NEB	=	National Energy Board
DD&A	=	depreciation, depletion and amortization	NGL	=	natural gas liquids
DCF	=	distributable cash flow	NYMEX	=	New York Mercantile Exchange
Dth	=	dekatherm	NYSE	=	New York Stock Exchange
EPA	=	United States Environmental Protection Agency	OTC	=	over-the-counter
FERC	=	Federal Energy Regulatory Commission	PHMSA	=	Pipeline and Hazardous Materials Safety Administration
FASB	=	Financial Accounting Standards Board	PRP	=	Potentially Responsible Party
FTC	=	Federal Trade Commission	SEC	=	United States Securities and Exchange Commission
GAAP	=	United States Generally Accepted Accounting Principles	TBtu	=	trillion British Thermal Units
LIBOR	=	London Interbank Offered Rate	WTI	=	West Texas Intermediate
When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements.  These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts.  They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology.  In particular, expressed or implied statements concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

▪	the availability of drop-down assets and the terms and timing of sales from KMI;

▪
the timing and extent of changes in price trends and overall demand for NGL, refined petroleum products, oil, CO2, natural gas, electricity, coal, steel and other bulk materials and chemicals and certain agricultural products in North America;

▪	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

▪	changes in our tariff rates required by the FERC, the CPUC, Canada’s NEB or another regulatory agency;

▪
our ability to acquire new businesses and assets and integrate those operations into our existing operations, and make cost-saving changes in operations, particularly if we undertake multiple acquisitions in a relatively short period of time, as well as our ability to expand our facilities;

▪	our ability to safely operate and maintain our existing assets and to access or construct new pipeline, gas processing and NGL fractionation capacity;

▪	our ability to attract and retain key management and operations personnel;

▪	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from our terminals or pipelines;

▪
shut-downs or cutbacks at major refineries, petrochemical or chemical plants, natural gas processing plants, ports, utilities, military bases or other businesses that use our services or provide services or products to us;

▪
changes in crude oil and natural gas production (and the NGL content of natural gas production) from exploration and production areas that we serve, such as the Permian Basin area of West Texas, the shale plays in Oklahoma, Ohio, Pennsylvania and Texas, and the U.S. Rocky Mountains and the Alberta, Canada oil sands;

▪	changes in laws or regulations, third-party relations and approvals, and decisions of courts, regulators and governmental bodies that may adversely affect our business or our ability to compete;

▪	interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism (including cyber attacks), war or other causes;

▪	the uncertainty inherent in estimating future oil, natural gas, and CO2 production or reserves that we may experience;

▪	the ability to complete expansion projects and construction of our vessels on time and on budget;

▪	the timing and success of our business development efforts, including our ability to renew long-term customer contracts;

▪
changes in accounting pronouncements that impact the measurement of our results of operations, the timing of when such measurements are to be made and recorded, and the disclosures surrounding these activities;

▪	changes in tax law, particularly as it relates to partnerships or other “pass-through” entities;

▪
our ability to offer and sell equity securities and debt securities or obtain debt financing in sufficient amounts and on acceptable terms to implement that portion of our business plan that contemplates growth through acquisitions of operating businesses and assets and expansions of our facilities;

▪
our indebtedness, which could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, place us at a competitive disadvantage compared to our competitors that have less debt, or have other adverse consequences;

▪	our ability to obtain insurance coverage without significant levels of self-retention of risk;

▪	acts of nature, sabotage, terrorism (including cyber attacks) or other similar acts or accidents causing damage to our properties greater than our insurance coverage limits;

▪	possible changes in our credit ratings;

▪	capital and credit markets conditions, inflation and fluctuations in interest rates;

▪	the political and economic stability of the oil producing nations of the world;

▪	national, international, regional and local economic, competitive and regulatory conditions and developments;

▪	our ability to achieve cost savings and revenue growth;

▪	foreign exchange fluctuations;

▪	the extent of our success in developing and producing CO2 and oil and gas reserves, including the risks inherent in development drilling, well completion and other development activities;

▪	engineering and mechanical or technological difficulties that we may experience with operational equipment, in well completions and workovers, and in drilling new wells; and

▪	unfavorable results of litigation and the outcome of contingencies referred to in Note 16 to our consolidated financial statements.

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

See Item 1A “Risk Factors” for a more detailed description of these and other factors that may affect the forward-looking statements.  When considering forward-looking statements, one should keep in mind the risk factors described in Item 1A “Risk Factors.”  The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement.  We disclaim any obligation, other than as required by applicable law and described below under Items 1 and 2, “Business and Properties—Recent Developments—2014 Outlook”, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

PART I
Items 1 and 2.  Business and Properties.

Kinder Morgan Energy Partners, L.P. is a leading pipeline transportation and energy storage company in North America. We own an interest in or operate approximately 52,000 miles of pipelines and 180 terminals, and conduct our business through five reportable business segments (described more fully below in “-(c) Narrative Description of Business-Business Segments”).
Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2 and other products, and our terminals store petroleum products, ethanol and chemicals, and handle such products as coal, petroleum coke and steel. We are also the leading producer and transporter of CO2, for enhanced oil recovery projects in North America. The address of our principal executive offices is 1001 Louisiana Street, Suite 1000, Houston, Texas 77002, and our telephone number at this address is (713) 369-9000.
You should read the following in conjunction with our audited consolidated financial statements and the notes. We have prepared our accompanying consolidated financial statements under GAAP and the rules and regulations of the SEC. Our accounting records are maintained in U.S. dollars, and all references to dollars in this report are to U.S. dollars, except where stated otherwise. Canadian dollars are designated as C$. Our consolidated financial statements include our accounts and those of our operating limited partnerships and their majority-owned and controlled subsidiaries, and all significant intercompany items have been eliminated in consolidation.
(a) General Development of Business

Organizational Structure

We are a Delaware limited partnership formed in August 1992, and our common units, which represent limited partner interests in us, trade on the NYSE under the symbol “KMP.” In general, our limited partner units, consisting of common units, Class B units (which are similar to our common units except that they are not eligible for trading on the NYSE) and i-units, will vote together as a single class, with each common unit, Class B unit, and i-unit having one vote. Our partnership agreement requires us to distribute all of our available cash, as defined in our partnership agreement, to our partners on a quarterly basis within 45 days after the end of each calendar quarter. We pay our quarterly distributions to our common unitholders, our sole Class B unitholder and our general partner in cash, and we pay our quarterly distributions to our sole i-unitholder in additional i-units rather than in cash. For further information about our distributions, see Note 11 “Related Party Transactions-Partnership Interests and Distributions” to our consolidated financial statements.
KMI and Kinder Morgan G.P., Inc.

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
As of December 31, 2013, KMI and its consolidated subsidiaries owned, through KMI’s general and limited partner interests in us and its ownership of shares issued by its subsidiary KMR (discussed following), an approximate 11.6% interest in us. In addition to the distributions it receives from its limited and general partner interests, KMI also receives an incentive distribution from us as a result of its ownership of our general partner. Including both its general and limited partner interests in us, at the 2013 distribution level, KMI received approximately 49% of all quarterly distributions of available cash from us, with approximately 43% and 6% of all quarterly distributions from us attributable to KMI’s general partner and limited partner interests, respectively.
KMR

KMR is a Delaware LLC formed in February 2001. Our general partner owns all of KMR’s voting securities and, pursuant to a delegation of control agreement, has delegated to KMR, to the fullest extent permitted under Delaware law and our partnership agreement, all of its power and authority to manage and control our business and affairs, except that KMR cannot take certain specified actions without the approval of our general partner. KMR’s shares represent LLC interests and trade on the NYSE under the symbol “KMR.”

Under the delegation of control agreement, KMR, as the delegate of our general partner, manages and controls our business and affairs and the business and affairs of our operating limited partnerships and their majority-owned and controlled subsidiaries. Furthermore, in accordance with its LLC agreement, KMR’s activities are limited to being a limited partner in, and managing and controlling the business and affairs of us, our operating limited partnerships and their majority-owned and controlled subsidiaries. As of December 31, 2013, KMR, through its sole ownership of our i-units, owned approximately 28.3% of our outstanding limited partner units.
Recent Developments

The following is a brief listing of significant developments since December 31, 2012.  We begin with developments pertaining to our reportable business segments.  Additional information regarding most of these items may be found elsewhere in this report.

Natural Gas Pipelines

▪
On March 1, 2013, we acquired from KMI both the remaining 50% ownership interest we did not already own in EPNG and the remaining 50% ownership interest we did not already own in the EP midstream assets for an aggregate consideration of approximately $1.7 billion, consisting of cash paid, common units issued and debt assumed. In this report, we refer to this acquisition of assets from KMI as the March 2013 drop-down transaction; the combined group of assets acquired from KMI effective March 1, 2013 as the March 2013 drop-down asset group; and the EP midstream assets or Kinder Morgan Altamont LLC (formerly, El Paso Midstream Investment Company, L.L.C.) as the midstream assets. We acquired our initial 50% ownership interest in the midstream assets effective June 1, 2012 from an investment vehicle affiliated with KKR for consideration of $289 million in common units.

On August 1, 2012, we acquired both the full ownership interest in TGP and an initial 50% ownership interest in EPNG from KMI for an aggregate consideration of approximately $6.2 billion, consisting of cash paid, common units issued and debt assumed. In this report, we refer to the August 1, 2012 acquisition of assets from KMI as the August 2012 drop-down transaction; the combined group of assets acquired from KMI effective August 1, 2012 as the August 2012 drop-down asset group; the combined August 2012 drop-down transaction and the March 2013 drop-down transaction (described above) as the drop-down transactions; and the combined August 2012 drop-down asset group and the March 2013 drop-down asset group (described above) as the drop-down asset groups.
KMI acquired the drop-down asset groups as part of its acquisition of EP on May 25, 2012. Prior to the March 2013 drop-down transaction, we accounted for our initial 50% ownership interests in both EPNG and the midstream assets under the equity method of accounting. Accounting principles require us to account for the drop-down transactions as combinations of entities under common control and accordingly, we prepared our consolidated financial statements and the related financial information contained in this report to reflect the transfers of the drop-down asset groups from KMI to us as of May 25, 2012 for both TGP and EPNG, and June 1, 2012 for the midstream assets. For further information about the drop-down transactions, see Note 3 to our consolidated financial statements;

▪
On May 1, 2013, we closed our previously announced acquisition of Copano. We acquired all of Copano’s outstanding units for a total purchase price of approximately $5.2 billion (including assumed debt and all other assumed liabilities). The transaction was a 100% unit for unit transaction with an exchange ratio of 0.4563 of our common units for each Copano common unit. We issued 43,371,210 of our common units valued at approximately $3.7 billion as consideration for the Copano acquisition (based on the $86.08 closing market price of a common unit on the NYSE on the May 1, 2013 issuance date). In association with our Copano acquisition, our general partner waived $75 million of its incremental incentive distributions for 2013, and intends to forgo incentive distributions of $120 million for 2014, $120 million for 2015, $110 million for 2016 and annual amounts thereafter decreasing by $5 million per year from this level.

Our acquisition of Copano added midstream natural gas assets located primarily in Texas, Oklahoma and Wyoming to our existing business portfolio, and enlarged our existing service offerings to natural gas producers, including gathering, processing, treating and fractionation. Additionally, as a result of this acquisition, we are currently pursing incremental development projects in the Eagle Ford shale formation in South Texas, and have gained entry into the Barnett shale formation in North Texas and the Mississippi Lime and Woodford shale formations in Oklahoma. For more information about this acquisition, see Note 3 to our consolidated financial statements;

▪
In April 2013, we completed construction and began transportation service on a newly expanded segment of our DeWitt/Karnes (DK) natural gas pipeline system. Our DK pipeline system runs through DeWitt County and Karnes County, Texas, and in 2012, Copano initiated an approximately $120 million expansion project to extend the 24-inch diameter pipeline approximately 65 miles southwest into McMullen County, Texas. The expansion was based on a fee-based agreement with a single customer whereby we provide midstream gathering and handling services in exchange for committed production volumes;

▪
In April 2013, we commissioned the first of two 400 MMcf/d cryogenic unit expansions at our Houston Central processing plant located in Colorado County, Texas. We expect to complete the second expansion in mid-2014, and when completed, total processing capacity at our Houston Central plant will be approximately 1.5 Bcf/d. Our current estimate of total project construction costs including expansion of the pipeline capacity upstream of the plant is approximately $250 million;

▪
TGP continues to move forward on its approximately $83 million Rose Lake expansion project in northeastern Pennsylvania. The project will provide long-term firm transportation service for two shippers that have fully subscribed 230 MDth/d of firm capacity. Subject to regulatory approvals, a November 1, 2014, in-service date is anticipated;

▪
On July 2, 2013, our wholly-owned subsidiary Sierrita Gas Pipeline LLC entered into a Subscription Agreement with us, MGI Enterprises U.S. LLC (an affiliate of PEMEX), and MIT Pipeline Investment Americas, Inc. (an affiliate of Mitsui), whereby MGI and MIT acquired equity interests of 35% and 30%, respectively, in Sierrita in exchange for capital contributions. Each member of Sierrita, including us, contributed approximately $5 million, determined based on the anticipated cash requirement of Sierrita through the end of September 2013. Following the execution of a First Amended and Restated LLC Agreement, we now operate and own a 35% equity interest in Sierrita Gas Pipeline LLC, and we account for our investment under the equity method of accounting. The company will invest approximately $72 million in the proposed Sierrita Pipeline Project, which includes construction of a 60-mile pipeline that will extend from the EPNG pipeline system, near Tucson, Arizona, to the Mexican border at Sasabe, Arizona. The 36-inch Sierrita Pipeline will have approximately 200 MMcf/d of capacity and an affiliate of PEMEX previously executed a 25-year agreement for all of the capacity. Subject to regulatory approvals, the pipeline is expected to be in service in September 2014;

▪
On September 1, 2013, TGP sold certain natural gas facilities located offshore in the Gulf of Mexico and onshore in the state of Louisiana to Kinetica Partners LLC for an aggregate consideration of $32 million in cash. TGP’s investment in the net assets sold in this transaction totaled $89 million, and as a result of the sale, TGP recognized both a $93 million increase in regulatory assets and a $36 million gain from the sale of assets in 2013;

▪
Field survey work continues for TGP’s fully subscribed approximately $77 million Connecticut expansion project. The project will provide 72 MDth/d of additional long-term natural gas capacity to two local distribution customers. The project includes constructing approximately 13-miles of new pipeline loops along the TGP system in Connecticut, New York and Massachusetts, and acquiring an existing pipeline lateral from another operator. Pending regulatory approvals, we expect this expansion project will be operational on November 1, 2016;

▪
The proposed Cameron LNG liquefaction facility at Hackberry, Louisiana, in which we do not own an interest, received Department of Energy conditional approval for non-Free Trade Agreement export on February 11, 2014, and TGP continues to advance plans to transport 900 MDth/d of natural gas to the future facility under long-term agreements. Following a binding open season in the summer of 2013, TGP awarded 300 MDth/d of capacity to a subsidiary of MMGS Inc. (Mitsui) for a 20-year agreement to transport natural gas earmarked for the liquefaction facility, which is slated to begin LNG exports in the second half of 2017. Earlier in 2013, TGP announced a binding, 20-year agreement with anchor shipper Mitsubishi Corporation to ship 600 MDth/d of natural gas for the proposed project. Future shipments by TGP are part of its approximately $138 million Southwest Louisiana Supply Project;

▪
On November 1, 2013, TGP completed and placed into service its previously announced $504 million Northeast Upgrade project. The project expanded TGP’s pipeline facilities in Pennsylvania and New Jersey and provides for additional takeaway capacity from the Marcellus shale gas formation. The fully-subscribed project increased system capacity on TGP’s 300 Line system by approximately 636 MDth/d through five segment loops and system upgrades at four existing compressor stations and one meter upgrade in New Jersey;

▪
On November 1, 2013, TGP completed and placed into service its previously announced $54 million Marcellus Pooling project. The fully subscribed project provides approximately 240 MDth/d of additional firm transportation capacity from the Marcellus shale gas formation. The expansion included approximately eight miles of 30-inch diameter pipeline looping, system modifications and upgrades to allow bi-directional flow at four existing compressor stations in Pennsylvania;

▪
TGP completed a successful binding open season in December for incremental, north-to-south natural gas transportation capacity on the TGP system totaling 500 MDth/d, which was awarded to five different shippers. The awarded capacity will provide firm transportation service for Marcellus and Utica production from receipt points as far north as Mercer, Pennsylvania, for delivery to multiple delivery points on the Gulf Coast. TGP will invest approximately $156 million in this Utica Backhaul project. Capacity bids exceeded the capacity offered, and TGP is exploring further capacity expansions for its customers;

▪
TGP signed a binding, 15-year firm transportation agreement with Seneca Resources Corporation to ship 158 MDth/d of natural gas to eastern Canadian markets on the Niagara Expansion Project. Subject to regulatory approvals, the approximately $26 million project is expected to begin service November 1, 2015. Seneca will be the foundation shipper for TGP’s Niagara Expansion Project, designed to provide transportation from the Marcellus Shale in Pennsylvania to TGP’s interconnect with TransCanada Pipeline in Niagara County, New York, to serve growing markets for U.S. gas in eastern Canada; and

▪
We are investing approximately $126 million for additional compression and pipeline system modifications to expand the Kinder Morgan Texas and Mier-Monterrey pipelines.  The project is supported by three customers in Mexico that entered into long-term firm transportation contracts for more than 200 MMcf/d of capacity, which will be phased in from 2014 through 2016.  A fourth customer has also contracted for 150 MMcf/d of the project’s capacity on an interim basis for use prior to the effective date of the contracts with the other customers, accelerating the timing of the expansion for a projected initial in-service date of September 1, 2014.

CO2

▪
On June 1, 2013, we acquired certain oil and gas properties, rights, and related assets in the Permian Basin of West Texas from Legado Resources LLC for approximately $285 million (before working capital adjustments and excluding assumed liabilities). The acquisition of the Goldsmith Landreth San Andres oil field unit includes more than 6,000 acres located in Ector County, Texas. The acquired oil field is in the early stages of CO2 flood development and includes a residual oil zone along with a classic San Andres waterflood. The field currently produces approximately 1,230 Bbl/d of oil, and as part of the transaction, we obtained a long-term supply contract (now held by one of our wholly-owned subsidiaries) for up to 150 MMcf/d of CO2;

▪
Construction continues on our approximately $214 million Yellow Jacket Central Facility expansion at the McElmo Dome CO2 source field in southwest Colorado. The first of four planned expansion projects is expected to be operational by November 2014. These expansions will increase CO2 production from 1.1 Bcf/d to 1.23 Bcf/d;

▪
In September 2013, we completed the parallel (primary) compression portion of our previously announced $255 million investment to expand the CO2 capacity of our approximately 87%-owned Doe Canyon Deep unit in southwestern Colorado. Doe Canyon is now producing about 200 MMcf/d of CO2, substantially higher than the initial projection of 170 MMcf/d. Construction was completed and the booster compression was available for service in mid-December 2013. Additional well drilling and completions in the field have allowed continued production without operation of the booster compression. Booster compression operation is expected to begin in late 2015. Final work continues on pipeline insulation, painting, and final cleanup and is expected to be complete in early April. We plan to drill approximately 18 more wells during the next ten years, with four expected to be drilled in 2014; and

▪
Work continues on the expansion of our Wink Pipeline System, which transports crude oil from the company’s West Texas oil fields to Western Refining Company’s facility in El Paso, Texas. The company is in the process of increasing Wink’s capacity from 132 MBbl/d to 145 MBbl/d to meet expected higher future throughput requirements at Western’s refinery. We anticipate that the new facilities will be online in the first quarter of 2014.

Products Pipelines

▪
On September 3, 2013, we and Valero Energy Corporation completed construction and placed into service our previously announced Parkway Pipeline, a new 141-mile, 16-inch diameter pipeline that transports refined petroleum products from refineries located in Norco, Louisiana, to Plantation Pipe Line Company’s (our approximately 51%-owned equity investee) petroleum transportation hub located in Collins, Mississippi. We operate and own a 50% equity interest in the Parkway Pipeline LLC, which has an initial capacity of 110 MBbl/d, with the ability to expand to over 200 MBbl/d. The approximately $260 million pipeline system is supported by a long-term throughput agreement with a credit-worthy shipper;

▪
Construction continues on our approximately $360 million petroleum condensate processing facility near our Galena Park terminal on the Houston Ship Channel. Supported by a long-term, fee-based agreement with BP North America for substantially all 100 MBbl/d of throughput capacity at the facility, the project includes building two separate units to split condensate into its various components and the construction of storage tanks for the almost 2 MMBbl of product that will be split at the facility. The first phase of the splitter is scheduled to be commissioned in June 2014 and the second phase is expected to come online in the second quarter of 2015;

▪
We continue to make progress on pipeline modifications for our approximately $310 million Cochin Reversal project to move light condensate from Kankakee County, Illinois, to existing terminal facilities near Fort Saskatchewan, Alberta. Construction also is underway on the 1 MMBbl storage capacity Kankakee tank farm and associated pipeline facilities where Cochin will interconnect with the Explorer Pipeline and the Enterprise TEPPCO Pipeline. The project remains on schedule for a late June 2014 in-service date;

▪
Tank and pipeline construction continues on our approximately $109 million expansion of our KMCC pipeline to ConocoPhillips’ central delivery facility in Karnes County, Texas. The project, supported by a long-term contract with ConocoPhillips, will extend the 178-mile pipeline 31 miles west from the company’s DeWitt Station (west of Cuero, Texas) to ConocoPhillips’ central delivery facility in Helena, Texas. We expect to complete the project in the third quarter of 2014;

▪
In January 2014, we completed and placed into service our approximately $101 million, 27‑mile Sweeny Lateral pipeline, which transports Eagle Ford crude and condensate from our KMCC pipeline to Phillips 66’s Sweeny Refinery in Brazoria County, Texas. The two 120,000-barrel storage tanks and seven truck offloading racks at our DeWitt County station are also complete and in service, and the new pumps and two 120,000-barrel storage tanks at our Wharton County pump station will be completed February 2014;

▪
We have entered into an agreement with a large Eagle Ford Shale producer to extend the KMCC pipeline farther into the Eagle Ford Shale in South Texas. We will invest approximately $74 million to build an 18-mile lateral pipeline northwest from our DeWitt Station to a new facility in Gonzales County, where we will construct 300 MBbl of storage, a pipeline pump station and truck offloading facilities. The lateral will have a capacity of 300 MBbl/d and will enable us to batch Eagle Ford Gathering LLC crude oil and condensate from the new Gonzales Station via KMCC to its delivery points on the Houston Ship Channel and the soon to be in service Sweeny Lateral pipeline serving the Phillips 66 Sweeny Refinery in Brazoria County, Texas. Construction on the pipeline will start later this month and the project is expected to be completed in the first quarter of 2015;

▪
We and NOVA Chemicals Corporation announced in December 2013 a letter of intent to develop a new products pipeline from the Utica Shale. Under the agreement, KMP’s Cochin pipeline will construct, own and operate a 210-mile pipeline from multiple fractionation facilities in Harrison County, Ohio, to KMP’s Cochin pipeline near Riga, Michigan, where the company will then move product via Cochin east to Windsor, Ontario, Canada. The proposed approximately $300 million KMP Utica To Ontario Pipeline Access (UTOPIA) would transport previously refined or fractionated NGL, including ethane and propane. UTOPIA is expected to have an initial 50 MBbl/d of capacity, which is expandable to more than 75 MBbl/d, and anticipates a mid-year 2017 in-service date, pending NOVA’s execution of a definitive agreement during the binding open season (which is expected in 2014) and timely receipt of necessary permitting and regulatory approvals; and

▪
We and Targa Resources Partners signed a letter of intent in December 2013 to form a joint venture to construct new NGL fractionation facilities at Mont Belvieu, Texas, to provide services for producers in the Utica and Marcellus Shale resource plays in Ohio, West Virginia and Pennsylvania. The obligations under the letter of intent are conditioned upon a successful open season and the construction of the Utica Marcellus Texas Pipeline (UMTP). UMTP is a proposed joint venture between MarkWest Utica EMG and us (also announced in the fourth quarter of 2013), of up to 150 MBbl/d expandable to 400 MBbl/d of maximum pipeline capacity over time. The new NGL fractionation facilities would be located adjacent to Targa’s existing fractionation facilities at Mont Belvieu and would provide fractionation services for customers of UMTP. To allow shippers time to assess their Gulf Coast fractionation and pipeline needs, the binding open season currently under way for the proposed Y-grade UMTP has been extended until February 28, 2014. UMTP would involve the abandonment and conversion of over 1,000 miles of our existing TGP system, currently in natural gas service, and building approximately 200 miles of new pipeline.

▪
We entered into a long term agreement in January 2014 with BP North America for pipeline transportation of Eagle Ford condensate to the Houston Ship Channel.  The $28 million project includes construction of tankage and truck rack receipt facilities at the KMCC Helena Station in Karnes County, Texas and is scheduled to be operational in the first quarter of 2015.  This new origin facility will provide additional supply for the 100 MBbl/d condensate processing facility subscribed to by BP and currently under construction by KMCC in Galena Park, Texas.

▪
In December 2013, we and our Double Eagle joint venture signed a long term agreement with Anadarko for firm transportation service of Eagle Ford condensate to the Houston Ship Channel.  Improvements include construction of tanks and a pump station near Gardendale in LaSalle County, Texas and a new ten mile pipeline joining the Double Eagle and KMCC pipeline systems at Helena Station in Karnes County, Texas.  Our share of the total project cost is approximately $45 million and the facilities are expected to be operation in early 2015.

Terminals

▪
In August 2013, we completed and commissioned for service our previously announced petroleum coke terminal located at BP’s Whiting refinery in Hammond, Indiana. We expect that the terminal will handle approximately 2.2 million tons of petroleum coke per year for the next three years, and this volume is supported by a 20-year service contract with BP. We invested approximately $62 million for the construction of this facility, which includes nine conveyors, a 30,000-ton storage barn and a fleet of 190 railcars to move approximately 6,000 tons of petroleum coke per day;

▪
As of the date of this report, construction continues on our previously announced three phase export coal expansion project at our International Marine Terminals facility, a multi-product, import-export facility located in Myrtle Grove, Louisiana and owned 66 2/3% by us. In August 2013, we completed the project’s $83 million phase one, which added approximately 800,000 tons of ground storage to the facility. The remaining two phases entail adding a new continuous barge unloader, a new coal reclaim conveyor system and an additional five million tons of coal throughput capacity. We expect the entire project to be operational in the second quarter of 2014 and currently, we estimate our share of the total expansion project at International Marine Terminals (including all phases) will cost approximately $150 million;

▪
Construction continues on our investment of $106 million to meet customer demand in the Houston Ship Channel with a new barge dock adjacent to our Pasadena terminal and nine new storage tanks (with total capacity of 1.2 million barrels) at our Galena Park terminal. The new barge dock is expected to help relieve current dock congestion on the Houston Ship Channel and will enable us to handle up to 50 barges per month. The tanks are expected to be placed in service as they are completed, beginning in the third quarter of 2014 and ending in the first quarter of 2015. The barge dock is slated for a fourth quarter 2015 completion;

▪
The 185-acre Battleground Oil Specialty Terminal Company LLC project located on the Houston Ship Channel is continuing to progress toward completion. Thirty-one of the 51 storage tanks built during phase one construction have been placed in service and the remaining tanks will come online during the first half of 2014. A two-berth ship dock and 12 barge berths were also placed in service in October, 2013. Phase two construction also continues and involves building an additional 0.9 MMBbl of storage capacity. BOSTCO expects phase two to begin service in the third quarter of 2014. The approximately $500 million BOSTCO terminal is fully subscribed for a total capacity of 7.1 MMBbl and is able to handle ultra-low sulfur diesel, residual fuels and other black oil terminal services. We own 55% of and operate BOSTCO;

▪
We are preparing a 42-acre site along the Houston Ship Channel for construction of a new ship dock to handle ocean going vessels and 1.5 MMBbl of liquids storage tanks. The approximately $172 million project is supported by a long-term contract with a major ship channel refiner to construct the tanks and connect our Galena Park terminal to the refiner’s location. Construction is scheduled to begin in the second quarter of 2014 and the project is expected to be in service in the first quarter of 2016;

▪
Construction continues at our Edmonton Terminal expansion in Alberta, Canada. By the end of February 2014, nine tanks with a capacity of 3.4 MMBbl will be in service and phase one will be complete. Construction also continues on phase two, which will add an incremental 1.2 MMBbl storage capacity and is expected to be completed in late 2014. The approximately $419 million project is supported by long-term contracts with major producers and refiners;

▪
In December 2013, we announced a joint venture with Imperial Oil to build the Edmonton Rail Terminal, a crude oil loading facility, near its Edmonton storage terminal on land adjacent to Imperial’s Strathcona Refinery. Construction is underway on the Edmonton Rail Terminal, which will be capable of loading one to three unit trains per day totaling 100 MBbl/d at startup, with the potential to expand up to 250 MBbl/d. The new rail terminal will be connected via pipeline to the Trans Mountain terminal and will be capable of sourcing crude oil handled by us for delivery by rail to North American markets and refineries. The rail will be constructed and operated by us and will connect to both Canadian National and Canadian Pacific mainlines. The joint venture is investing approximately $175 million in the project, and we will invest an additional approximately $100 million in pipeline connections and new staging tanks. The facility is expected to be in service at the end of 2014; and

▪
On January 17, 2014, we acquired American Petroleum Tankers (APT) and State Class Tankers (SCT) from affiliates of The Blackstone Group and Cerberus Capital Management for an aggregate consideration of approximately $962 million in cash. APT and SCT are engaged in the marine transportation of crude oil, condensate and refined products in the U.S. domestic trade, commonly referred to as the Jones Act trade. We expect that the transaction will be immediately accretive to cash available to our unitholders.

Kinder Morgan Canada

▪
On March 14, 2013, we closed our previously announced sale of both our one-third equity ownership interest in the Express pipeline system and our subordinated debenture investment in Express to Spectra Energy Corp. For the divestiture of our investments, we received net cash proceeds of $402 million (after settlements of both final working capital balances and transaction related selling costs), and we recorded both a pre-tax gain amount of $224 million and an associated increase in income tax expense of $84 million; and

▪
Trans Mountain Pipeline filed a Facilities Application with Canada's NEB in December 2013 requesting authorization to build and operate the necessary facilities for the proposed $5.4 billion pipeline system expansion. With this filing, the proposed project will undergo a comprehensive public regulatory review. For the past 18 months, Kinder Morgan Canada has engaged, and will continue to engage, extensively with landowners, Aboriginal groups, communities and stakeholders along the proposed expansion route, and marine communities. The next step is for the NEB to establish a hearing schedule that corresponds to the federal government’s legislated 15-month review and decision time frame. Thirteen companies in the Canadian producing, refining and oil export business have signed firm contracts representing a total volume commitment of to approximately 708 MBbl/d. Kinder Morgan Canada received approval of the commercial terms related to the expansion from the NEB in May of 2013. The proposed expansion will increase capacity on Trans Mountain from approximately 300 MBbl/d to 890 MBbl/d. If approvals are received as planned, the expansion is expected to be operational at the end of 2017.

Financings

▪
For information about our 2013 debt offerings and retirements, see Note 8 “Debt—2013 Changes in Debt” to our consolidated financial statements. For information about our 2013 equity offerings, see Note 10 “Partners’ Capital—Equity Issuances—2013 Issuances” to our consolidated financial statements.

2014 Outlook

As previously announced, we anticipate that for the year 2014, (i) we will declare total annual cash distributions of $5.58 per unit, a 5% increase over our cash distributions of $5.33 per unit for 2013; (ii) our business segments will generate approximately $6.4 billion in earnings before DD&A, including amortization of excess cost of equity investments and our proportionate share of all DD&A of our unconsolidated joint ventures accounted for under the equity-method of accounting; (iii) we will distribute over $2.5 billion to our limited partners; (iv) we will produce excess cash flow of approximately $15 million above our cash distribution target of $5.58 per unit; and (v) we will invest approximately $3.6 billion for our capital expansion program (including small acquisitions and contributions to joint ventures, but excluding acquisitions from KMI).
We expect that a full-year of contributions from our 2013 acquisitions and expansions, along with partial-year contributions from our anticipated 2014 expansion investments, as described above under -Recent Developments, will help drive earnings and cash flow growth in 2014 and beyond.  Generally, our base cash flows (that is, cash flows not attributable to acquisitions or expansions) are relatively stable from year to year and are largely supported by multi-year, fee-based customer arrangements.  In addition, our expectations for 2014 discussed above involve risks, uncertainties and assumptions, and are not guarantees of performance.  Many of the factors that will determine these expectations are beyond our ability to control or predict, and because of these uncertainties, it is advisable to not put undue reliance on any forward-looking statement.  Please read our Item 1A “Risk Factors” below for more information.  Furthermore, we plan to provide updates to our 2014 expectations when we believe previously disclosed expectations no longer have a reasonable basis.
Our expectations assume an average WTI crude oil price of approximately $96.15 per barrel in 2014.  Although cash generated by our assets is predominantly fee based and is generally not sensitive to commodity prices, our CO2 business segment is exposed to commodity price risk related to the price volatility of crude oil and NGL.  We hedge the majority of our crude oil production, but do have exposure to unhedged volumes, the majority of which are NGL volumes.  For 2014, we expect that every $1 change in the average WTI crude oil price per barrel will impact our CO2 segment’s cash flows by approximately $7 million (or approximately 0.125% of our combined business segments’ anticipated EBDA expenses).
(b) Financial Information about Segments

For financial information on our five reportable business segments, see Note 15 “Reportable Segments” to our consolidated financial statements.
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

Business Segments

We own and manage a diversified portfolio of energy transportation and storage assets. Our operations are conducted through our five operating limited partnerships and their subsidiaries and are grouped into five reportable business segments. These segments are as follows:

▪
Natural Gas Pipelines—which consists of approximately 40,000 miles of natural gas transmission pipelines and gathering lines, plus natural gas storage, treating and processing facilities, through which natural gas is gathered, transported, stored, treated, processed and sold;

▪
CO2—which produces, markets and transports, through approximately 1,500 miles of pipelines, CO2 to oil fields that use CO2 to increase production of oil; owns interests in and/or operate four primary oil fields in West Texas; and owns and operates a 450-mile crude oil pipeline system in West Texas;

▪
Products Pipelines—which consists of approximately 9,000 miles of refined petroleum products and crude oil and condensate pipelines that deliver refined petroleum products (gasoline, diesel fuel and jet fuel), NGL, crude oil, condensate and bio-fuels to various markets; plus approximately 62 associated product terminals and petroleum pipeline transmix processing facilities serving customers across the U.S.;

▪
Terminals—which consists of approximately 122 owned or operated liquids and bulk terminal facilities and approximately 10 rail transloading and materials handling facilities located throughout the U.S. and portions of Canada, which together transload, store and deliver a wide variety of bulk, petroleum, petrochemical and other liquids products for customers across the U.S. and Canada; and

▪
Kinder Morgan Canada—which transports crude oil and refined petroleum products through approximately 800 miles of pipelines from Alberta, Canada to marketing terminals and refineries in British Columbia and the state of Washington; plus five associated product terminal facilities.

Natural Gas Pipelines

Our Natural Gas Pipelines segment contains both interstate and intrastate pipelines, which are FERC regulated and non-FERC regulated natural gas assets, respectively.  Our non-FERC regulated natural gas assets are included in the KM Midstream Group. Its primary businesses consist of natural gas sales, transportation, storage, gathering, processing and treating.  Within this segment, we own approximately 40,000 miles of natural gas pipelines and associated storage and supply lines. Our transportation network provides access to the major gas supply areas in the western U.S., Louisiana, Texas, the Midwest and Northeast, as well as major consumer markets.

Natural Gas Pipelines Assets
The table below and discussion that follows provides detail of our pipeline systems as of December 31, 2013:

	As of December 31, 2013						Average Transport/Gathering Volumes (a)
Transmission System	Ownership Interest	Miles of Pipeline	Design Capacity	Storage Capacity	Remaining Weighted Average Contract Life	Type of Service	2013	2012	2011
	(%)		(Bcf/d)	(Bcf)	(Years)		(BBtu/d)/(MBbl/d)
Kinder Morgan Texas Pipeline and Kinder Morgan Tejas Pipeline	100	5,763	6.00	118	5yr, 5 mo	Transportation	1,743	2,021	1,780
Mier-Monterrey Pipeline	100	95	0.43	—	4yr, 2mo	Transportation	379	366	180
Kinder Morgan North Texas Pipeline	100	82	0.33	—	19 yr, 7 mo	Transportation	262	300	271
KinderHawk Field Services LLC	100	479	2.00	—	Life of Lease	Gathering	668	957	965
BHP Billiton Petroleum (Eagle Ford Gathering) LLC	25	654	0.70	—	Life of Lease	Gathering	131	103	36
Red Cedar Gathering Company	49	755	0.75	—	4 yr, 4 mo	Gathering	270	294	286
Kinder Morgan Altamont LLC	100	650	0.08	—	7 yr, 4 mo	Gathering	67	56	44
Camino Real Gathering, L.L.C. - Gas	100	70	0.15	—	9 yr, 0 mo	Gathering	103	53	14
Camino Real Gathering, L.L.C. - Oil	100	68	110 (MBbl)	—	9 yr, 0 mo	n/a	28	14	—
Copano operations (including Eagle Ford Gathering LLC) - Gas	100	6,805	3.58	—	6yr, 5mo	Gathering	1,694	1,494	1,067
						Transportation	26	25	33
Copano operations - Liquids	100	459	115 (MBbl/d)	—	8yr, 7mo	n/a	67	42	26
TGP	100	11,840	8.50	94	6yr, 7mo	Transportation	7,082	7,175	6,267
EPNG	100	10,141	5.65	44	5yr, 1mo	Transportation	3,326	3,167	3,109
Mojave Pipeline Company, LLC	100	562	2.0 / 0.4	—	2 yr, 0mo	Transportation	6	22	22
TransColorado Gas Transmission Company LLC	100	312	1.00	—	2yr, 5mo	Transportation	303	398	420
Kinder Morgan Louisiana Pipeline	100	136	3.20	—	15yr, 8mo	Transportation	9	9	21
Midcontinent Express Pipeline LLC	50	512	1.80	—	5yr, 3mo	Transportation	1,315	1,405	1,361
Fayetteville Express Pipeline LLC	50	185	2.00	—	7yr, 2mo	Transportation	1,270	1,165	1,015
——————

(a)	Volumes for acquired pipelines are included for all periods and joint venture pipeline throughput is reported at 100%.

KM Midstream Group

Texas Intrastate Natural Gas Pipeline Group

Our Texas intrastate natural gas pipeline group, which operates primarily along the Texas Gulf Coast, consists of the following four natural gas pipeline systems: (i) our Kinder Morgan Texas Pipeline; (ii) our Kinder Morgan Tejas Pipeline; (iii) our Mier-Monterrey Mexico Pipeline; and (iv) our Kinder Morgan North Texas Pipeline.

The two largest systems in the group are our Kinder Morgan Texas Pipeline and our Kinder Morgan Tejas Pipeline.  The combined system (i) has facilities to both treat approximately 180 MMcf/d of natural gas for CO2 and hydrogen sulfide removal, and to process approximately 85 MMcf/d of natural gas for liquids extraction and (ii) holds contractual rights to process natural gas at certain third party facilities.

Our Mier-Monterrey Pipeline consists of a natural gas pipeline that stretches from the international border between the U.S. and Mexico in Starr County, Texas, to Monterrey, Mexico and its capacity is being expanded to 640 MMcf/d. The pipeline connects to the Pemex natural gas transportation system and serves a 1,000-megawatt power plant complex.  We have entered into long-term contracts which have subscribed for substantially all of the pipeline’s capacity.

Our Kinder Morgan North Texas Pipeline consists of a pipeline that transports natural gas from an interconnect with the facilities of NGPL (a 20%-owned equity investee of KMI) in Lamar County, Texas to a 1,750-megawatt electricity generating facility located in Forney, Texas, 15 miles east of Dallas, Texas and to a 1,000-megawatt electricity generating facility located near Paris, Texas.  It is fully subscribed under a long-term contract that expires in 2032.  The system is bi-directional, permitting deliveries of additional supply from the Barnett Shale area to NGPL’s pipeline as well as power plants in the area.

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

Collectively, our Texas intrastate natural gas pipeline system primarily serves the Texas Gulf Coast by selling, transporting, processing and treating natural gas from multiple supply sources to serve the Houston/Beaumont/Port Arthur/Austin industrial markets, local natural gas distribution utilities, electric utilities and merchant power generation markets.  It serves as a buyer and seller of natural gas, as well as a transporter of natural gas.

The purchases and sales of natural gas are primarily priced with reference to market prices in the consuming region of the system.  The difference between the purchase and sale prices is the rough equivalent of a transportation fee and fuel costs.  Generally, we purchase natural gas directly from producers with reserves connected to our intrastate natural gas system in South Texas, East Texas, West Texas, and along the Texas Gulf Coast.  In addition, we also purchase gas at interconnects with third-party interstate and intrastate pipelines.  While our intrastate group does not produce gas, it does maintain an active well connection program in order to offset natural declines in production along its system and to secure supplies for additional demand in its market area.  Our intrastate system is interconnected with both LNG import terminals located on the Texas Gulf Coast.  Our intrastate group also has access to markets within and outside of Texas through interconnections with numerous interstate natural gas pipelines.

Kinder Morgan Treating L.P.

Our subsidiary, Kinder Morgan Treating, L.P., owns and operates (or leases to producers for operation) treating plants that remove impurities (such as CO2 and hydrogen sulfide) and hydrocarbon liquids from natural gas before it is delivered into gathering systems and transmission pipelines to ensure that it meets pipeline quality specifications.  Additionally, its subsidiary KM Treating Production LLC, designs, constructs, and sells custom and stock natural gas treating plants and condensate stabilizers. Our rental fleet of treating assets includes approximately 211 natural gas amine-treating plants, approximately 20 hydrocarbon dew point control plants, and approximately 186 mechanical refrigeration units that are used to remove impurities and hydrocarbon liquids from natural gas streams prior to entering transmission pipelines.

KinderHawk Field Services LLC

Our subsidiary, KinderHawk Field Services LLC, gathers and treats natural gas in the Haynesville and Bossier shale gas formations located in northwest Louisiana.  Its natural gas amine treating plants have a current capacity of approximately 2,600 gallons per minute (GPM). KinderHawk owns life of lease dedications to gather and treat substantially all of BHP Billiton (BHP) operated Haynesville and Bossier shale gas production at agreed upon rates, as well as minimum volume commitments for a five-year term that expires in May 2015.  KinderHawk also holds additional third-party gas gathering and treating commitments.

BHP Billiton Petroleum (Eagle Ford Gathering) LLC

Formerly known as EagleHawk Field Services LLC and currently referred to as EagleHawk in this document, it provides natural gas and condensate gathering, treating, condensate stabilization and transportation services in the Eagle Ford shale formation in South Texas. EagleHawk, which is operated by BHP, owns two midstream gathering systems in and around BHP’s Hawkville and Black Hawk areas of the Eagle Ford shale formation.  In addition, EagleHawk has a life of lease dedication of certain of BHP’s Eagle Ford shale reserves, and to a limited extent, contracts with other producers in the Eagle Ford shale formation to provide natural gas and condensate gathering, treating, condensate stabilization and transportation services.

Red Cedar Gathering Company

Red Cedar owns and operates natural gas gathering, compression and treating facilities in the Ignacio Blanco Field in La Plata County, Colorado.  A 51% interest in Red Cedar is owned by the Southern Ute Indian Tribe.  Red Cedar’s natural gas gathering system connects more than 900 producing wells, 133,400 horsepower of compression at 20 field compressor stations and three CO2 treating plants.

Kinder Morgan Altamont LLC and Camino Real Gathering, L.L.C.

Effective March 1, 2013, as part of the March 2013 drop-down transaction, we acquired the remaining 50% equity ownership interest in the midstream assets that we did not already own. The midstream assets include our subsidiaries Kinder Morgan Altamont LLC and Camino Real Gathering Company, L.L.C. These entities own and operate the Altamont natural gas gathering, processing and treating assets located in the Uinta Basin in Utah, and the Camino Real natural gas and oil gathering systems located in the Eagle Ford shale formation in South Texas. The Altamont system has over 516 well connections with producers, a natural gas processing plant, and a NGL fractionator with a design capacity of 5.6 MBbl/d.

Endeavor Gathering LLC

Endeavor Gathering LLC provides natural gas gathering service to GMX Resources, Inc., and others in the Cotton Valley Sands and Haynesville/Bossier Shale horizontal well developments located in East Texas.  GMX Resources, Inc. operates and owns the remaining 60% ownership interest in Endeavor Gathering LLC.  Endeavor’s gathering system consists of over 100 miles of gathering lines and 25,000 horsepower of compression. In 2013, average gathering volume was approximately 27.6 BBtu/d of natural gas. The natural gas gathering system has takeaway capacity of approximately 115 MMcf/d.

Copano operations (including Eagle Ford Gathering LLC)

Our Copano operations assets (including equity investments owned by Copano) include natural gas gathering and intrastate transportation pipeline assets, natural gas processing and fractionation facilities and NGL pipelines.  Through our Copano operations’ natural gas pipelines, we gather natural gas from wellheads or designated points near producing wells. We also treat and process natural gas as needed to remove contaminants and extract mixed NGL, and we deliver the resulting residue gas to our own and third-party pipelines, local distribution companies, power generation facilities and industrial customers. We also sell extracted NGL as a mixture or as fractionated purity products, and we deliver them through our pipeline interconnects and truck loading facilities. We process natural gas from both our own gathering systems and from third-party pipelines, and in some cases, we deliver natural gas and mixed NGL to other third parties who provide us with transportation, processing or fractionation services. We commonly divide our Copano operations into four regions: South Texas, North Texas, Oklahoma and Rocky Mountain.

Copano South Texas Region

Our Copano South Texas operations deliver a majority of the natural gas gathered on our wholly-owned gathering systems to our Houston Central complex located in Colorado County, Texas. At our Houston Central complex, we provide treating, processing and NGL fractionation and transportation services, as needed. The plant and related facilities has approximately 1.1 Bcf/d of processing capacity, consisting of 500 MMcf/d lean oil and 600 MMcf/d cryogenic processing facilities. A new 400 MMcf/d cryogenic processing train (or tower) is under construction, and when it is placed into service at the end of the second quarter of 2014, it will largely replace the capacity currently served by the less-efficient “lean oil” method of extracting valuable NGL. Our Houston Central complex also includes a 1,725 GPM amine treating system, a 44 MBbl/d NGL fractionation facility and a truck rack to facilitate the transport of NGL.

Our gathering systems have access to Houston Central through both our DeWitt/Karnes (DK) pipeline system, which extends from DeWitt County and Karnes County, Texas, and our Laredo-to-Katy (LK) pipeline system, which extends along the Texas Gulf Coast from south Texas to Houston. Our Houston Central complex straddles our LK pipeline system, which allows us to move natural gas from our pipeline systems in south Texas and near the Texas Gulf Coast to our Houston Central complex for processing and treating and then on to downstream markets. We also deliver gas from our south Texas gathering systems to other third-party pipelines and processing plants. Depending on our contractual arrangements, third-party service providers collect fees, retain a portion of the NGL, or retain a portion of the proceeds from the sale of the NGL and residue gas in exchange for their services.

We provide midstream natural gas services to Eagle Ford Shale producers through our wholly-owned subsidiary Eagle Ford Gathering, LLC (Eagle Ford).  Eagle Ford provides natural gas gathering, transportation and processing services to natural gas producers in the Eagle Ford shale gas formation in South Texas.  Eagle Ford has approximately 190 miles of pipelines with capacity to gather and has contracted processing capacity at Houston Central and third party plants to process over 585 MMcf/d.

Our South Texas Copano operations include pipelines which gather natural gas from counties to the north of Houston, Texas and take deliveries from several third-party pipelines. We then deliver or sell the natural gas gathered or transported on these systems to utilities and industrial customers. We also provide gas conditioning and processing services to natural gas producers in the Woodbine and Eaglebine shale gas formations, emerging rich resource plays located in East Texas near our gathering systems.

Our South Texas Copano operations also include our (i) our 62.5% equity ownership interest in Webb/Duval Gatherers, the sole owner of the Webb/Duval gas gathering system that provides natural gas gathering services in South Texas and (ii) 50% equity ownership interest in Liberty Pipeline Group, LLC, the sole owner of the Liberty pipeline system which transports mixed NGL from our Houston Central complex to the Texas Gulf Coast. Webb/Duval Gatherers is a general partnership that we operate. Each partner has the right to use its pro rata share of pipeline capacity on this system, subject to applicable ratable take and common purchaser statutes. Energy Transfer Partners, L.P. operates and owns the remaining 50% interest in the Liberty pipeline system.

Copano North Texas Region

Our Copano North Texas region provides midstream natural gas services in north Texas, including gathering of natural gas, and related services including compression, dehydration, amine treating, processing and marketing.

Our Copano North Texas pipelines gather natural gas from the north Barnett shale combo play located in Cook, Denton, Montague and Wise Counties in Texas and deliver the natural gas to both our Saint Jo processing plant located in Montague County, Texas, and to third-party processing plants and pipelines. A large majority of the natural gas on the Copano North Texas system comes from a single producer under a long term contract which includes certain acreage dedications and volume commitments. Our Saint Jo high recovery cryogenic plant has an inlet capacity of 100 MMcf/d, and contains both a 1,500 GPM amine treating facility and condensate stabilization facilities. Our Saint Jo NGL pipeline system transports NGL from the plant to ONEOK Partners’ Hydrocarbon’s Arbuckle NGL pipeline system.

Copano Oklahoma Region

Our Copano Oklahoma region provides midstream natural gas services in central and east Oklahoma, including primarily low-pressure gathering of natural gas and related services such as compression, dehydration, treating, processing and nitrogen rejection. In addition to gathering natural gas to our plants, our Oklahoma segment delivers natural gas to third-party plants. Depending on our contractual arrangements, third parties collect processing fees, retain a portion of the NGL or residue gas, or retain a portion of the proceeds from the sale of the NGL and residue gas in exchange for their services.

The Oklahoma region includes seven natural gas processing plants with a combined capacity of 236 MMcf/d, and over 3,900 miles of gathering pipelines. The region includes the operations of Southern Dome, LLC, which provides gathering and processing services within the Southern Dome prospect in the southern portion of Oklahoma County. We consolidate and currently hold a 69.5% ownership interest in Southern Dome.

Copano Rocky Mountain Region

Our Copano Rocky Mountain region provides midstream natural gas services in the Powder River Basin of Wyoming, including gathering and treating of natural gas. The region includes our (i) 51% equity ownership interest in Bighorn Gas Gathering, L.L.C., the sole owner of the Bighorn natural gas gathering system and (ii) 37.04% equity ownership interest in Fort Union Gas Gathering, L.L.C., the sole owner of the Fort Union natural gas gathering system. The Rocky Mountain region also includes firm gathering agreements with Fort Union; firm transportation agreements with Wyoming Interstate Gas Company, a wholly-owned subsidiary of EPB (which capacity has been released to various producers); and services we provide to a number of producers in the Powder River Basin, including producers who deliver natural gas into the Bighorn or Fort Union gathering systems.

Bighorn provides low and high pressure natural gas gathering service to coal-bed methane producers in the Powder River Basin. We serve as managing member and field operator of Bighorn. Fort Union takes delivery of natural gas from Bighorn, provides gathering services to other producers and provides amine treating services at its Medicine Bow treating facility in order to meet the quality specifications of downstream pipelines. Pipeline interconnects downstream from the Fort Union system include Wyoming Interstate Gas Company, Tallgrass Interstate Gas Transportation and Colorado Interstate Gas Company (CIG), a wholly-owned subsidiary of EPB.

Fort Union has firm gathering agreements with each of its four owners, including us. Each owner has the right to use a fixed quantity of firm gathering capacity on the system (referred to as variable capacity) that must be paid for only to the extent the owner’s dedicated production exceeds that owner’s demand capacity. We serve as the managing member of Fort Union. Western Gas Wyoming, L.L.C., a subsidiary of Anadarko Petroleum Corporation, acts as field operator, and a ONEOK Partners subsidiary acts as administrative manager and provides gas control, contract management and contract invoicing services.

TGP

The multiple-line TGP system begins in the natural gas producing regions of Louisiana, the Gulf of Mexico and South Texas and extends to the northeast section of the U.S., including the metropolitan areas of New York City and Boston.

Our TGP system connects with multiple pipelines (including interconnects at the U.S.-Mexico border and the U.S.-Canada border) that provide customers with access to diverse sources of supply and various natural gas markets. The pipeline system is also connected to four major shale formations: (i) the Haynesville shale formation in northern Louisiana and Texas; (ii) the Marcellus shale formation in Pennsylvania; (iii) the Utica shale formation that spans an area from Ohio to Pennsylvania; and (iv) the previously discussed Eagle Ford shale formation, located in South Texas. The TGP system also includes underground working natural gas storage capacity through partially owned facilities or long-term contracts. Of this total storage capacity, 29.6 Bcf is contracted from Bear Creek located in Bienville Parish, Louisiana. Bear Creek is a joint venture equally owned by us and EPB, an affiliate of KMI. The facility has 59.2 Bcf of working natural gas storage capacity that is committed equally to EPB and us.

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

Western Interstate Natural Gas Pipeline Group

Our Western interstate natural gas pipeline systems, which operate along the South Central region and the Rocky Mountain region of the western portion of the U.S., consist of the following two natural gas pipeline systems (i) the combined EPNG and Mojave Pipelines and (ii) the TransColorado Pipeline.

EPNG

Effective March 1, 2013, as part of the March 2013 drop-down transaction, we acquired the remaining 50% equity ownership interest in EPNG that we did not already own. EPNG, is the sole owner of (i) the EPNG pipeline system and (ii) Mojave Pipeline Company, LLC, the sole owner of the Mojave Pipeline system. Although the Mojave Pipeline system is a wholly owned entity, it shares common pipeline and compression facilities that are 25% owned by Mojave Pipeline Company, LLC and 75% owned by Kern River Gas Transmission Company.

The EPNG system extends from the San Juan, Permian and Anadarko basins to California, its single largest market, as well as markets in Arizona, Nevada, New Mexico, Oklahoma, Texas and northern Mexico. Its design capacity for natural gas reflects winter-sustainable west-flow capacity of 4.85 Bcf/d and approximately 800 MMcf/d of east-end delivery capacity.

The Mojave system connects with other pipeline systems including (i) the EPNG system near Cadiz, California; (ii) the EPNG and Transwestern Pipeline Company, LLC systems at Topock, Arizona; and (iii) the Kern River Gas Transmission Company system in California. The Mojave system also extends to customers in the vicinity of Bakersfield, California. The portion of the total design capacity of the Mojave system attributable the Mojave Pipeline Company, LLC, reflecting total east to west flow activity from Topock to Daggett. The east to west capacity from Topock to the Cadiz interconnect with EPNG is 456 MMcf/d.

In addition to its two pipeline systems, EPNG utilizes its Washington Ranch underground natural gas storage facility located in New Mexico to manage its transportation needs and to offer interruptible storage services.

The EPNG system provides natural gas services to a variety of customers, including natural gas distribution and industrial companies, electric generation companies, natural gas producers, other natural gas pipelines, and natural gas marketing and trading companies. California, Arizona, and Mexico customers account for the majority of transportation on the EPNG system, followed by Texas and New Mexico. The Mojave system is largely contracted to EPNG, which utilizes the capacity to provide service to EPNG’s customers. Furthermore, the EPNG system also delivers natural gas to Mexico along the U.S. border serving customers in the Mexican states of Chihuahua, Sonora, and Baja California.

TransColorado Gas Transmission Company LLC

Our subsidiary, TransColorado, owns an interstate natural gas pipeline that extends from approximately 20 miles southwest of Meeker, Colorado to the Blanco Hub near Bloomfield, New Mexico.  It has multiple points of interconnection with various interstate and intrastate pipelines, gathering systems, and local distribution companies.  Our TransColorado pipeline system is powered by eight compressor stations having an aggregate of approximately 39,000 horsepower.  The system is bi-directional to the north and south.

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

Central Interstate Natural Gas Pipeline Group

Our Central interstate natural gas pipeline group, which operates primarily in the Mid-Continent region of the U.S., consists of the following three natural gas pipeline systems (i) Kinder Morgan Louisiana Pipeline; (ii) our 50% ownership interest in Midcontinent Express Pipeline LLC; and (iii) our 50% ownership interest in Fayetteville Express Pipeline LLC.

Kinder Morgan Louisiana Pipeline

Our subsidiary, Kinder Morgan Louisiana Pipeline LLC owns the Kinder Morgan Louisiana natural gas pipeline system.  The pipeline system provides take-away natural gas capacity from the Cheniere Sabine Pass LNG terminal located in Cameron Parish, Louisiana, and transports natural gas to various delivery points located in Cameron, Calcasieu, Jefferson Davis, Acadia and Evangeline parishes in Louisiana.  The system capacity is fully supported by 20-year take-or-pay customer commitments with Chevron and Total that expire in 2029.  The Kinder Morgan Louisiana pipeline system consists of two segments.  The first segment extends from the Sabine Pass terminal to a point of interconnection with an existing Columbia

Gulf Transmission line in Evangeline Parish, Louisiana (an offshoot extends to the Florida Gas Transmission Company compressor station located in Acadia Parish, Louisiana).  The second segment extends from the Sabine Pass terminal and connects to NGPL’s natural gas pipeline.

Midcontinent Express Pipeline LLC

We operate Midcontinent Express Pipeline LLC, the sole owner of the Midcontinent Express natural gas pipeline system.  A 50% ownership interest in Midcontinent Express Pipeline LLC is owned by Regency Midcontinent Express LLC, a wholly-owned subsidiary of Regency Energy Partners, L.P.  The Midcontinent Express pipeline system originates near Bennington, Oklahoma and extends eastward through Texas, Louisiana, and Mississippi, and terminates at an interconnection with the Transco Pipeline near Butler, Alabama.  It interconnects with numerous major pipeline systems and provides an important infrastructure link in the pipeline system moving natural gas supply from newly developed areas in Oklahoma and Texas into the U.S.’s eastern markets.

The Midcontinent Express system also has four compressor stations and one booster station totaling approximately 144,500 horsepower.  It has two rate zones: (i) Zone 1 beginning at Bennington and extending to an interconnect with Columbia Gulf Transmission near Delhi, in Madison Parish Louisiana and (ii) Zone 2 beginning at Delhi and terminating at an interconnection with Transco Pipeline near the town of Butler in Choctaw County, Alabama.  Capacity on the Midcontinent Express system is 99% contracted under long-term firm service agreements that expire between August 2014 and 2020.  The majority of volume is contracted to producers moving supply from the Barnett shale and Oklahoma supply basins.

Fayetteville Express Pipeline LLC

Energy Transfer Partners, L.P. owns a 50% ownership interest and also serves as operator and managing member of Fayetteville Express Pipeline LLC. The Fayetteville Express pipeline system originates in Conway County, Arkansas, continues eastward through White County, Arkansas, and terminates at an interconnect with Trunkline Gas Company’s pipeline in Panola County, Mississippi.  The system also interconnects with NGPL’s pipeline in White County, Arkansas, Texas Gas Transmission’s pipeline in Coahoma County, Mississippi, and ANR Pipeline Company’s pipeline in Quitman County, Mississippi.  Capacity is over 90% contracted under long-term firm service agreements.

Competition

The market for supply of natural gas is highly competitive, and new pipelines are currently being built to serve the growing demand for natural gas in each of the markets served by the pipelines in our Natural Gas Pipelines business segment.  These operations compete with interstate and intrastate pipelines, and their shippers, for connections to new markets and supplies and for transportation, processing and treating services.  We believe the principal elements of competition in our various markets are transportation rates, terms of service and flexibility and reliability of service.  From time to time, other pipeline projects are proposed that would compete with our pipelines, and some proposed pipelines may deliver natural gas to markets we serve from new supply sources closer to those markets.  We do not know whether or when any such projects would be built, or the extent of their impact on our operations or profitability.

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

CO2

Our CO2 segment consists of our subsidiary KMCO2 and its consolidated affiliates.  Our CO2 business segment produces, transports, and markets CO2 for use in enhanced oil recovery projects as a flooding medium for recovering crude oil from mature oil fields.  KMCO2’s CO2 pipelines and related assets allow it to market a complete package of CO2 supply, transportation and technical expertise to its customers.  KMCO2 also holds ownership interests in several oil-producing fields and owns a crude oil pipeline, all located in the Permian Basin region of West Texas.

Oil and Gas Producing Activities

Oil Producing Interests

KMCO2 holds ownership interests in oil-producing fields located in the Permian Basin of West Texas, including: (i) an approximate 97% working interest in the SACROC unit; (ii) an approximate 50% working interest in the Yates unit; (iii) an approximate 99% working interest in the Goldsmith Landreth San Andres unit; (iv) an approximate 21% net profits interest in the H.T. Boyd unit; (v) an approximate 99% working interest in the Katz Strawn unit; and (vi) lesser interests in the Sharon Ridge unit, the Reinecke unit and the MidCross unit.

The SACROC unit is one of the largest and oldest oil fields in the U.S. using CO2 flooding technology. The field is comprised of approximately 56,000 acres located in the Permian Basin in Scurry County, Texas.  KMCO2 has expanded the development of the CO2 project initiated by the previous owners and increased production and ultimate oil recovery over the last several years.  In 2013, the average purchased CO2 injection rate at SACROC was 126 MMcf/d.  The average oil production rate for 2013 was approximately 30,700 Bbl/d of oil (22,500 net Bbl/d to KMCO2).

The Yates unit is also one of the largest oil fields ever discovered in the U.S.  The field is comprised of approximately 26,000 acres located about 90 miles south of Midland, Texas.  KMCO2’s plan over the last several years has been to maintain overall production levels and increase ultimate recovery from Yates by combining horizontal drilling with CO2 injection to ensure a relatively steady production profile over the next several years.  In 2013, the average purchased CO2 injection rate at the Yates unit was 99 MMcf/d, and during 2013, the Yates unit produced approximately 20.4 MBbl/d of oil (net 9.0 MBbl/d to KMCO2).

Effective June 1, 2013,  KMCO2 acquired from Legado Resources LLC their approximate 99% working interest in the Goldsmith Landreth San Andres oil field unit, which includes more than 6,000 acres located in Ector County, Texas. The acquired oil field is in the early stages of CO2 flood development and includes a residual oil zone along with a classic San Andres waterflood. During our period of ownership for the remainder of 2013, the average purchased CO2 injection rate at the Goldsmith unit was 59 MMcf/d, and during our period of ownership for the remainder of 2013, the Goldsmith unit produced approximately 1,300 Bbl/d of oil (1,100 net Bbl/d to KMCO2).

KMCO2 also operates and owns an approximate 99% working interest in the Katz Strawn unit, located in the Permian Basin area of West Texas.  During 2013, the Katz Strawn unit produced approximately 2,700 Bbl/d of oil (2,200 net Bbl/d to KMCO2).  In 2013, the average purchased CO2 injection rate at the Katz Strawn unit was 72 MMcf/d.

The following table sets forth productive wells, service wells and drilling wells in the oil and gas fields in which we owned interests as of December 31, 2013.  The oil and gas producing fields in which we own interests are located in the Permian Basin area of West Texas.  When used with respect to acres or wells, “gross” refers to the total acres or wells in which we have a working interest, and “net” refers to gross acres or wells multiplied, in each case, by the percentage working interest owned by us:

	Productive Wells (a)		Service Wells (b)		Drilling Wells (c)
	Gross	Net	Gross	Net	Gross	Net
Crude Oil	2,164	1,356	1,092	846	3	3
Natural Gas	5	2	—	—	—	—
Total Wells	2,169	1,358	1,092	846	3	3
____________

(a)	Includes active wells and wells temporarily shut-in. As of December 31, 2013, we did not operate any productive wells with multiple completions.

(b)
Consists of injection, water supply, disposal wells and service wells temporarily shut-in.  A disposal well is used for disposal of salt water into an underground formation; and an injection well is a well drilled in a known oil field in order to inject liquids and/or gases that enhance recovery.

(c)	Consists of development wells in the process of being drilled as of December 31, 2013. A development well is a well drilled in an already discovered oil field.

The following table reflects our net productive and dry wells that were completed in each of the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Productive
Development	51	59	85
Exploratory	4	—	—
Total Wells	55	59	85
____________
Note: The above table includes wells that were completed during each year regardless of the year in which drilling was initiated, and does not include any wells where drilling operations were not completed as of the end of the applicable year.  A development well is a well drilled in an already discovered oil field. There were no dry wells completed during the periods presented.

The following table reflects the developed and undeveloped oil and gas acreage that we held as of December 31, 2013:

	Gross	Net
Developed Acres	75,111	71,919
Undeveloped Acres	17,603	15,334
Total	92,714	87,253
____________
Note: As of December 31, 2013, we have no material amount of acreage expiring in the next three years.

See “Supplemental Information on Oil and Gas Activities (Unaudited)” for additional information with respect to operating statistics and supplemental information on our oil and gas producing activities.

Gas and Gasoline Plant Interests

KMCO2 operates and owns an approximate 22% working interest plus an additional 28% net profits interest in the Snyder gasoline plant.  It also operates and owns a 51% ownership interest in the Diamond M gas plant and a 100% ownership interest in the North Snyder plant, all of which are located in the Permian Basin of West Texas.  The Snyder gasoline plant processes natural gas produced from the SACROC unit and neighboring CO2 projects, specifically the Sharon Ridge and Cogdell units, all of which are located in the Permian Basin area of West Texas.  The Diamond M and the North Snyder plants contract with the Snyder plant to process natural gas.  Production of NGL at the Snyder gasoline plant during 2013 averaged approximately 19.5 gross MBbl/d (9.6 net MBbl/d to KMCO2 excluding the value associated to KMCO2’s 28% net profits interest).

Sales and Transportation Activities

CO2

KMCO2 owns approximately 45% of, and operates, the McElmo Dome unit in Colorado, which contains more than 5.9 trillion cubic feet of recoverable CO2 as of January 1, 2014.  It also owns approximately 87% of, and operates, the Doe Canyon Deep unit in Colorado, which contains approximately 832 Bcf of recoverable CO2 as of January 1, 2014.  For both units combined, compression capacity exceeds 1.6 Bcf/d of CO2 and during 2013, the two units produced approximately 1.2 Bcf/d of CO2.

KMCO2 also owns (i) approximately 11% of the Bravo Dome unit in New Mexico and (ii) 100% of the St. Johns CO2 source field and related assets located in Apache County, Arizona, and Catron County, New Mexico. The Bravo Dome unit contains approximately 702 Bcf of recoverable CO2 as of January 1, 2014, and produced approximately 270 million cubic feet of CO2 per day in 2013. As of the date of this report, we are continuing to perform pre-development activity and test wells; however, we believe the St. Johns CO2 source field consists of all of the CO2 and helium located in both the St. Johns gas unit, a 158,000 acre unit located in Apache County, Arizona containing approximately 1.3 trillion cubic feet of recoverable CO2 as of January 1, 2014, and the Cottonwood Canyon CO2 unit, an approximate 90,000 acre unit located in Catron County, New Mexico containing approximately 360 Bcf of recoverable CO2 as of January 1, 2014. Our principal market for CO2 is for injection into mature oil fields in the Permian Basin, where industry demand is expected to remain strong for the next several years.

CO2 Pipelines

As a result of our 50% ownership interest in Cortez Pipeline Company, we own a 50% equity interest in and operate the approximate 500-mile Cortez pipeline.  The pipeline carries CO2 from the McElmo Dome and Doe Canyon source fields near Cortez, Colorado to the Denver City, Texas hub.  In 2013, the Cortez pipeline system transported approximately 1.2 Bcf of CO2 per day.  The tariffs charged by the Cortez pipeline are not regulated, but are based on a consent decree.

KMCO2’s Central Basin pipeline consists of approximately 143 miles of mainline pipe and 177 miles of lateral supply lines located in the Permian Basin between Denver City, Texas and McCamey, Texas.  The pipeline has a throughput capacity of 700 MMcf/d.  At its origination point in Denver City, the Central Basin pipeline interconnects with all three major CO2 supply pipelines from Colorado and New Mexico, namely the Cortez pipeline (operated by KMCO2) and the Bravo and Sheep Mountain pipelines (operated by Oxy Permian).  Central Basin’s mainline terminates near McCamey, where it interconnects with the Canyon Reef Carriers pipeline and the Pecos pipeline.

KMCO2’s Centerline CO2 pipeline consists of approximately 113 miles of pipe located in the Permian Basin between Denver City, Texas and Snyder, Texas.  The pipeline has a capacity of 300 MMcf/d.

KMCO2’s Eastern Shelf CO2 pipeline, which consists of approximately 91 miles of pipe located in the Permian Basin, begins near Snyder, Texas and ends west of Knox City, Texas.  The Eastern Shelf pipeline has a capacity of 110 MMcf/d.

KMCO2 also owns a 13% undivided interest in the 218-mile, Bravo pipeline, which delivers CO2 from the Bravo Dome source field in northeast New Mexico to the Denver City hub and has a capacity of more than 350 MMcf/d.  Tariffs on the Bravo pipeline are not regulated.  Occidental Petroleum (81%) and XTO Energy (6%) hold the remaining ownership interests in the Bravo pipeline.

In addition, KMCO2 owns approximately 98% of the Canyon Reef Carriers pipeline and approximately 69% of the Pecos pipeline.  The Canyon Reef Carriers pipeline extends 139 miles from McCamey, Texas, to the SACROC unit in the Permian Basin.  The pipeline has a capacity of approximately 270 MMcf/d and makes deliveries to the SACROC, Sharon Ridge, Cogdell and Reinecke units.  The Pecos pipeline is a 25-mile pipeline that runs from McCamey to Iraan, Texas. It has a capacity of approximately 120 MMcf/d and makes deliveries to the Yates unit.  The tariffs charged on the Canyon Reef Carriers and Pecos pipelines are not regulated.

The principal market for transportation on our CO2 pipelines is to customers, including ourselves, using CO2 for enhanced recovery operations in mature oil fields in the Permian Basin, where industry demand is expected to remain strong for the next several years. The tariffs charged by the CO2 pipelines are not regulated; however, the tariff charged on the Cortez pipeline is based on a consent decree.

Crude Oil Pipeline

KMCO2 owns the Kinder Morgan Wink Pipeline, a 450-mile Texas intrastate crude oil pipeline system consisting of three mainline sections, two gathering systems and numerous truck delivery stations.  The pipeline allows KMCO2 to better manage crude oil deliveries from its oil field interests in West Texas.  KMCO2 has entered into a long-term throughput agreement with Western Refining Company, L.P. (Western Refining) to transport crude oil into Western Refining’s refinery located in El Paso, Texas. The throughput agreement expires in 2034.  The 20-inch diameter pipeline segment that runs from Wink to El Paso, Texas has a total capacity of 130 MBbl/d of crude oil with the use of drag reduction agent (DRA), but we are currently expanding to 145 MBbl/d. In 2013, the Kinder Morgan Wink Pipeline transported approximately 119 MBbl/d of oil. The tariffs charged on the pipeline system are regulated by both the FERC and the Texas Railroad Commission.

Competition

Our primary competitors for the sale of CO2 include suppliers that have an ownership interest in McElmo Dome, Bravo Dome and Sheep Mountain CO2 resources, and Oxy USA, Inc., which controls waste CO2 extracted from natural gas production in the Val Verde Basin of West Texas.  Our ownership interests in the Central Basin, Cortez and Bravo pipelines are in direct competition with other CO2 pipelines.  We also compete with other interest owners in the McElmo Dome unit and the Bravo Dome unit for transportation of CO2 to the Denver City, Texas market area.

Products Pipelines

Our Products Pipelines segment consists of our refined petroleum products, crude oil and condensate, and NGL pipelines and associated terminals, Southeast terminals, and our transmix processing facilities.

West Coast Products Pipelines

Our West Coast Products Pipelines include our SFPP operations (often referred to in this report as our Pacific operations), Calnev, and our West Coast Terminals operations.  The assets include interstate common carrier pipelines rate-regulated by the FERC, intrastate pipelines in the state of California rate-regulated by the CPUC, and certain non rate-regulated operations and terminal facilities.

Our Pacific operations serve six western states with approximately 2,500 miles of refined petroleum products pipelines and related terminal facilities that provide refined products to major population centers in the U.S., including California; Las Vegas and Reno, Nevada; and the Phoenix-Tucson, Arizona corridor.  In 2013, our Pacific operations’ mainline pipeline system transported approximately 1.1 MMBbl/d of refined products, with the product mix being approximately 60% gasoline, 23% diesel fuel, and 17% jet fuel.

Calnev consists of two parallel 248-mile, 14-inch and 8-inch diameter pipelines that run from our facilities at Colton, California to Las Vegas, Nevada.  The pipeline serves the Mojave region through deliveries to a terminal at Barstow, California and two nearby major railroad yards.  It also serves Nellis Air Force Base, located in Las Vegas, and serves a military supply terminal at Barstow for various desert defense installations which is operated by Calnev. Calnev also serves Edwards Air Force Base in California through a 55 mile pipeline.  In 2013, Calnev transported approximately 104 MBbl/d of refined products, with the product mix being approximately 39% gasoline, 30% diesel fuel, and 31% jet fuel.

Our West Coast Products Pipelines operations include 15 truck-loading terminals (13 on our Pacific operations and two on Calnev) with an aggregate usable tankage capacity of approximately 15.5 MMBbl.  The truck terminals provide services including short-term product storage, truck loading, vapor handling, additive injection, dye injection and ethanol blending.

Our West Coast Terminals are fee-based terminals located in the Seattle, Portland, San Francisco and Los Angeles areas along the west coast of the U.S. with a combined total capacity of approximately 9.2 MMBbl of storage for both petroleum products and chemicals.  Our West Coast Products Pipelines and associated West Coast Terminals together handled 17.6 MMBbl of ethanol in 2013.

Combined, our West Coast Products Pipelines operations’ pipelines transport approximately 1.2 MMBbl/d of refined petroleum products, providing pipeline service to approximately 28 customer-owned terminals, 10 commercial airports and 15 military bases.  The pipeline systems serve approximately 60 shippers in the refined petroleum products market, the largest customers being major petroleum companies, independent refiners, and the U.S. military.  The majority of refined products supplied to our West Coast Product Pipelines come from the major refining centers around Los Angeles, San Francisco, West Texas and from waterborne terminals and connecting pipelines located near these refining centers.

Plantation Pipe Line Company

We own approximately 51% of Plantation, the sole owner of the approximately 3,100-mile refined petroleum products Plantation pipeline system serving the southeastern U.S.  We operate the system pursuant to agreements with Plantation and its wholly-owned subsidiary, Plantation Services LLC.  The Plantation pipeline system originates in Louisiana and terminates in the Washington, D.C. area.  It connects to approximately 130 shipper delivery terminals throughout eight states and serves as a common carrier of refined petroleum products to various metropolitan areas, including Birmingham, Alabama; Atlanta, Georgia; Charlotte, North Carolina; and the Washington, D.C. area.  An affiliate of ExxonMobil Corporation owns the remaining approximately 49% ownership interest, and ExxonMobil has historically been one of the largest shippers on the Plantation system both in terms of volumes and revenues.  In 2013, Plantation delivered approximately 576,600 Bbl/d of refined petroleum products, with the product mix being approximately 71% gasoline, 17% diesel fuel, and 12% jet fuel.

Products shipped on Plantation originate at various Gulf Coast refineries from which major integrated oil companies and independent refineries and wholesalers ship refined petroleum products, from other products pipeline systems, and via marine facilities located along the Mississippi River.  Plantation ships products for approximately 40 companies to terminals throughout the southeastern U.S.  Plantation’s principal customers are Gulf Coast refining and marketing companies, and fuel wholesalers.

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

In addition to being connected to our Tampa terminal, the Central Florida pipeline system is connected to terminals owned and operated by TransMontaigne, Citgo, Buckeye, and Marathon Petroleum.  The 10-inch diameter pipeline is connected to our Taft terminal (located near Orlando), has an intermediate delivery point at Intercession City, Florida, and is also the sole pipeline supplying jet fuel to the Orlando International Airport in Orlando, Florida.  In 2013, the pipeline system transported approximately 95,400 Bbl/d of refined products, with the product mix being approximately 71% gasoline and ethanol, 10% diesel fuel, and 19% jet fuel.

Our Tampa terminal contains approximately 1.6 MMBbl of refined products storage capacity and is connected to two ship dock facilities in the Port of Tampa and is also connected to an ethanol unit train off-load facility.  Our Taft terminal contains approximately 0.8 MMBbl of storage capacity, for gasoline, ethanol and diesel fuel for further movement into trucks.

Cochin Pipeline System

Our Cochin pipeline system consists of an approximately 1,900-mile, 12-inch diameter multi-product pipeline operating between Fort Saskatchewan, Alberta and Windsor, Ontario, along with five terminals.  The pipeline operates on a batched basis and has an estimated system capacity of 50 MBbl/d.  It includes 31 pump stations spaced at 60 mile intervals and five U.S. propane terminals.  Underground storage is available at Fort Saskatchewan, Alberta and Windsor, Ontario through third parties.  The pipeline traverses three provinces in Canada and seven states in the U.S. and can transport ethane, propane, butane and NGL to the midwestern U.S. and eastern Canadian petrochemical and fuel markets.  In 2013, the system transported approximately 33 MBbl/d of propane, and 16.4 MBbl/d of ethane-propane mix. In mid-2014, we expect to complete the expansion and reversal of the Cochin pipeline system to transport 95 MBbl/d of condensate from a new receipt terminal in Kankakee County, Illinois to third party storage in Fort Saskatchewan, Alberta.

Cypress Pipeline

We own 50% of Cypress Interstate Pipeline LLC, the sole owner of the Cypress pipeline system.  We operate the system pursuant to a long-term agreement.  The Cypress pipeline is an interstate common carrier NGL pipeline originating at storage facilities in Mont Belvieu, Texas and extending 104 miles east to a connection with Westlake Chemical Corporation, a major petrochemical producer in the Lake Charles, Louisiana area.  Mont Belvieu, located approximately 20 miles east of Houston, is the largest hub for NGL gathering, transportation, fractionation and storage in the U.S.  The Cypress pipeline system has a current capacity of approximately 55 MBbl/d for NGL.  In 2013, the system transported approximately 52.8 MBbl/d.

Southeast Terminals

Our Southeast terminal operations consist of 28 high-quality, liquid petroleum products terminals located along the Plantation/Colonial pipeline corridor in the Southeastern U.S.  The marketing activities of our Southeast terminal operations are focused on the Southeastern U.S. from Mississippi through Virginia, including Tennessee.  The primary function involves the receipt of petroleum products from common carrier pipelines, short-term storage in terminal tankage, and subsequent loading onto tank trucks.  Combined, our Southeast terminals have a total storage capacity of approximately 9.1 MMBbl.  In 2013, these terminals transferred approximately 418.1 MBbl/d of refined products and together handled 15.8 MMBbl of ethanol.

Transmix Operations

Our Transmix operations include the processing of petroleum pipeline transmix, a blend of dissimilar refined petroleum products that have become co-mingled in the pipeline transportation process.  During pipeline transportation, different products are transported through the pipelines abutting each other, and generate a volume of different mixed products called transmix.  We process and separate pipeline transmix into pipeline-quality gasoline and light distillate products at six separate processing facilities located in Colton, California; Richmond, Virginia; Dorsey Junction, Maryland; Indianola, Pennsylvania; St. Louis, Missouri; and Greensboro, North Carolina.  Combined, our transmix facilities handled approximately 11.3 MMBbl in 2013.

Kinder Morgan Crude & Condensate Pipeline

Our Kinder Morgan Crude and Condensate Pipeline is a Texas intrastate pipeline that transports crude oil and condensate from the Eagle Ford shale field in South Texas to the Houston ship channel refining complex. The 24-to-30-inch pipeline currently originates in Dewitt County, Texas, and extends approximately 178 miles to third party storage. It delivers product to multiple terminaling facilities that provide access to local refineries, petrochemical plants and docks along the Texas Gulf Coast. The pipeline operates on a batch basis and has a capacity of 300 MBbl/d. In 2013, the pipeline system transported approximately 8.8 MMBbl. Due to strong interest for transportation of Eagle Ford crude oil and condensate to the Houston Ship Channel, we have secured long-term commitments for more than two-thirds of the 300 MBbl/d of capacity on the pipeline.

Double Eagle Pipeline LLC

As part of our May 1, 2013 Copano acquisition, we acquired a 50% ownership interest in Double Eagle, the sole owner of the Double Eagle pipeline system. Double Eagle provides crude oil and condensate gathering and transportation services for Eagle Ford shale gas producers. The remaining 50% ownership interest in Double Eagle is owned by Magellan Midstream Partners, L.P. We operate the approximate 195-mile Double Eagle pipeline system which consists of three segments (i) a 73-mile line that extends from Three Rivers, Texas, in Live Oak County, Texas, to Magellan’s Corpus Christi terminal; (ii) a 37-mile line that extends from northern Karnes County, Texas, to Three Rivers; and (iii) an 85-mile line that extends from Gardendale, Texas, in LaSalle County to Three Rivers. The Double Eagle joint venture operations also include a truck unloading facility and a 400 MBbl storage facility located along the pipeline near Three Rivers for deliveries and storage of condensate destined for Corpus Christi. Combined, the pipeline system has a capacity of 100 MBbl/d, but can be expanded to approximately 150 MBbl/d, and is supported by long-term customer commitments from Talisman Energy USA Inc. and Statoil Marketing and Trading (US) Inc.

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

Terminals

Our Terminals segment includes the operations of our petroleum, chemical and other liquids terminal facilities (other than those included in our Products Pipelines segment) and all of our coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities, including all transload, engineering, conveying and other in-plant services.  Combined, the segment is composed of approximately 122 owned or operated liquids and bulk terminal facilities and approximately 10 rail transloading and materials handling facilities.  Our terminals are located throughout the U.S. and in portions of Canada.  We believe the location of our facilities and our ability to provide flexibility to customers helps keep customers at our terminals and provides us opportunities for expansion. We often classify our terminal operations based on their handling of either liquids or bulk material products.

Liquids Terminals

Our liquids terminals operations primarily store petroleum products, petrochemicals, ethanol, industrial chemicals and vegetable oil products in above-ground storage tanks and transfer products to and from pipelines, vessels, tank trucks, tank barges, and tank railcars.  Combined, our approximately 40 liquids terminals facilities possess liquids storage capacity of approximately 68.1 MMBbl, and in 2013, these terminals handled approximately 618.9 MMBbl of liquids products, including petroleum products, ethanol and chemicals.

Bulk Terminals

Our bulk terminal operations primarily involve dry-bulk material handling services.  We also provide conveyor manufacturing and installation, engineering and design services, and in-plant services covering material handling, conveying, maintenance and repair, truck-railcar-marine transloading, railcar switching and miscellaneous marine services.  We own or operate approximately 82 dry-bulk terminals in the U.S. and Canada, and combined, our dry-bulk and material transloading facilities (described below) handled approximately 89.9 million tons of coal, petroleum coke, fertilizers, steel, ores and other dry-bulk materials in 2013.

Materials Services (rail transloading)

Our materials services operations include rail or truck transloading shipments from one medium of transportation to another conducted at approximately 10 owned and non-owned facilities.  The Burlington Northern Santa Fe, CSX, Norfolk Southern, Union Pacific, Kansas City Southern and A&W railroads provide rail service for these terminal facilities. Approximately 50% of the products handled are liquids, including an entire spectrum of liquid chemicals, and the rest are dry-bulk products.  Many of the facilities are equipped for bi-modal operation (rail-to-truck, and truck-to-rail) or connect via pipeline to storage facilities.  Several facilities provide railcar storage services.  We also design and build transloading facilities, perform inventory management services, and provide value-added services such as blending, heating and sparging.

Effective March 31, 2013, TRANSFLO, a wholly owned subsidiary of CSX, elected to terminate their contract with our materials handling wholly-owned subsidiary, Kinder Morgan Materials Services (KMMS). This contract covered 25 terminals located on the CSX Railroad throughout the southeastern section of the U.S. KMMS performed transloading services at the 25 terminals, which included rail-to-truck and truck-to-rail transloading of bulk and liquid products.

Competition

We are one of the largest independent operators of liquids terminals in the U.S., based on barrels of liquids terminaling capacity.  Our liquids terminals compete with other publicly or privately held independent liquids terminals, and terminals owned by oil, chemical and pipeline companies.  Our bulk terminals compete with numerous independent terminal operators, terminals owned by producers and distributors of bulk commodities, stevedoring companies and other industrial companies opting not to outsource terminal services.  In some locations, our competitors are smaller, independent operators with lower cost structures.  Our rail transloading (material services) operations compete with a variety of single- or multi-site transload, warehouse and terminal operators across the U.S.  Our ethanol rail transload operations compete with a variety of ethanol handling terminal sites across the U.S., many offering waterborne service, truck loading, and unit train capability serviced by Class 1 rail carriers.

Kinder Morgan Canada

Our Kinder Morgan Canada business segment includes our Trans Mountain pipeline system and our 25-mile Jet Fuel pipeline system.

Trans Mountain Pipeline System

Our Trans Mountain pipeline system originates at Edmonton, Alberta and transports crude oil and refined petroleum products to destinations in the interior and on the west coast of British Columbia.  The Trans Mountain pipeline is 715 miles in length.  We also own a connecting pipeline that delivers crude oil to refineries in the state of Washington.  The capacity of the line at Edmonton ranges from 300 MBbl/d when heavy crude oil represents 20% of the total throughput (which is a historically normal heavy crude oil percentage), to 400 MBbl/d with no heavy crude oil.

The crude oil and refined petroleum products transported through Trans Mountain’s pipeline system originates in Alberta and British Columbia.  The refined and partially refined petroleum products transported to Kamloops, British Columbia and Vancouver originates from oil refineries located in Edmonton, Alberta.  Petroleum products delivered through Trans Mountain’s pipeline system are used in markets in British Columbia, Washington State and elsewhere offshore. In 2013, the Trans Mountain pipeline system delivered an average of 264 MBbl/d. In February 2013, Trans Mountain completed negotiations with the Canadian Association of Petroleum Producers for a new negotiated toll settlement effective for the period beginning January 1, 2013 and ending December 31, 2015.  The NEB approved the toll settlement in April 2013. The 2013-2015 negotiated settlement contains provisions for extension of the settlement that would likely cause the 2013-2015 settlement to be extended to the completion of the expansion of Trans Mountain at the end of 2017. In 2012, Trans Mountain succeeded in contracting 80% of its total planned capacity based on a $5.4 billion expansion of the Trans Mountain pipeline from 300 MBbl to 890 MBbl, based on 15 and 20 year take or pay contracts. In May 2013, the NEB approved the commercial terms of the expansion agreement. On December 16, 2013, Trans Mountain filed its application for a Certificate of Public need, including NEB approval on all remaining aspects of the project. The regulatory process is expected to be completed in the middle of 2015.

Trans Mountain also operates a 5.3 mile spur line from its Sumas Pump Station to the U.S. – Canada international border where it connects with our approximate 63-mile, 16-inch to 20-inch diameter Puget Sound pipeline system.  The Puget Sound pipeline system in the state of Washington has a sustainable throughput capacity of approximately 180 MBbl/d when heavy crude oil represents approximately 5% of throughput, and it connects to four refineries located in northwestern Washington State.  The volumes of crude oil shipped to the state of Washington fluctuate in response to the price levels of Canadian crude oil in relation to crude oil produced in Alaska and other offshore sources and in response to available capacity on the Trans Mountain system.

Jet Fuel Pipeline System

We also own and operate the approximate 25-mile aviation fuel pipeline that serves the Vancouver International Airport, located in Vancouver, British Columbia, Canada.  The turbine fuel pipeline is referred to in this report as our Jet Fuel pipeline system.  In addition to its receiving and storage facilities located at the Westridge Marine terminal, located in Port Metro Vancouver, the Jet Fuel pipeline system’s operations include a terminal at the Vancouver airport that consists of five jet fuel storage tanks with an overall capacity of 15 MBbl.

Competition

Trans Mountain is one of several pipeline alternatives for western Canadian crude oil and refined petroleum production, and it competes against other pipeline providers; however, it is the sole pipeline carrying crude oil and refined petroleum products from Alberta to the west coast.  Furthermore, as demonstrated by our previously announced expansion proposal, discussed above in “—(a) General Development of Business—Recent Developments—Kinder Morgan Canada,” we believe our Trans Mountain pipeline facilities provide us the opportunity to execute on capacity expansions to the west coast as the market for offshore exports continues to develop.

In December, 2013 the British Columbia Ministry of Environment granted approval for a new, airport fuel consortium owned, jet fuel terminal to be located near the Vancouver International Airport. The impact of this facility on our existing Jet Fuel pipeline system is uncertain at this time.

Major Customers

Our revenue is derived from a wide customer base. For each of the years ended December 31, 2013, 2012 and 2011, no revenues from transactions with a single external customer accounted for 10% or more of our total consolidated revenues. Our Texas intrastate natural gas pipeline group buys and sells significant volumes of natural gas within the state of Texas, and, to a far lesser extent, our CO2 business segment also sells natural gas. Combined, total revenues from the sales of natural gas from our Natural Gas Pipelines and CO2 business segments in 2013, 2012 and 2011 accounted for 28%, 28% and 42%, respectively, of our total consolidated revenues. To the extent possible, we attempt to balance the pricing and timing of our natural gas purchases to our natural gas sales, and these contracts are often settled in terms of an index price for both purchases and sales. We do not believe that a loss of revenues from any single customer would have a material adverse effect on our business, financial position, results of operations or cash flows.
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

Common Carrier Pipeline Rate Regulation – Canadian Operations

The Canadian portion of our crude oil and refined petroleum products pipeline systems is under the regulatory jurisdiction of the NEB. The National Energy Board Act gives the NEB power to authorize pipeline construction and to establish tolls and conditions of service. Our subsidiary Trans Mountain Pipeline, L.P. is the sole owner of our Trans Mountain crude oil and refined petroleum products pipeline system.
The toll charged for the portion of Trans Mountain’s pipeline system located in the U.S. falls under the jurisdiction of the FERC. For further information, see “—Interstate Common Carrier Refined Petroleum Products and Oil Pipeline Rate Regulation - U.S. Operations” above.
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
CPUC Rate Regulation

The intrastate common carrier operations of our Pacific operations’ pipelines in California are subject to regulation by the CPUC, under a “depreciated book plant” methodology, which is based on an original cost measure of investment.  Intrastate tariffs filed by us with the CPUC have been established on the basis of revenues, expenses and investments allocated as applicable to the California intrastate portion of our Pacific operations’ business.  Tariff rates with respect to intrastate pipeline service in California are subject to challenge by complaint by interested parties or by independent action of the CPUC.  A variety of factors can affect the rates of return permitted by the CPUC, and certain other issues similar to those which have arisen with respect to our FERC regulated rates also could arise with respect to our intrastate rates.  Certain of our Pacific operations’ pipeline rates have been, and continue to be, subject to complaints with the CPUC, as is more fully described in Note 16 to our consolidated financial statements.

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

Mexico - Energy Regulating Commission

The Mier-Monterrey Pipeline has a natural gas transportation permit granted by the Energy Regulating Commission (the Commission) that defines the general and directional conditions for the pipeline to carry out activity and provide natural gas transportation service. This permit expires in 2032.

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

Safety Regulation

We are also subject to safety regulations imposed by the Department of Transportation PHMSA, including those requiring us to develop and maintain integrity management programs to comprehensively evaluate certain areas along our pipelines and take additional measures to protect pipeline segments located in what are referred to as high consequence areas, or HCAs, where a leak or rupture could potentially do the most harm.

The ultimate costs of compliance with the integrity management rules are difficult to predict. Changes such as advances of in-line inspection tools, identification of additional threats to a pipeline’s integrity and changes to the amount of pipe determined to be located in HCAs can have a significant impact on the costs to perform integrity testing and repairs. We plan to continue our pipeline integrity testing programs to assess and maintain the integrity of our existing and future pipelines as required by the Department of Transportation rules. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.

The President signed into law new pipeline safety legislation in January 2012, The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, which increased penalties for violations of safety laws and rules, among other matters, and may result in the imposition of more stringent regulations in the next few years. PHMSA is also currently considering changes to its regulations. In 2012, PHMSA issued an Advisory Bulletin which, among other things, advises pipeline operators that if they are relying on design, construction, inspection, testing, or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing or modifying or replacing facilities to meet the demands of such pressures, could significantly increase our costs. Additionally, failure to locate such records or verify maximum pressures could result in reductions of allowable operating pressures, which would reduce available capacity on our pipelines. There can be no assurance as to the amount or timing of future expenditures for pipeline integrity regulation, and actual future expenditures may be different from the amounts we currently anticipate. Regulations, changes to regulations or an increase in public expectations for pipeline safety may require additional reporting, the replacement of some of our pipeline segments, the addition of monitoring equipment and more frequent inspection or testing of our pipeline facilities. Any repair, remediation, preventative or mitigating actions may require significant capital and operating expenditures.

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

We are also subject to the requirements of Occupational Safety and Health Administration (OSHA) and other comparable federal and state agencies that address employee health and safety.  In general, we believe current expenditures are addressing the OSHA requirements and protecting the health and safety of our employees.  Based on new regulatory developments, we may increase expenditures in the future to comply with higher industry and regulatory safety standards.  However, such increases in our expenditures, and the extent to which they might be offset, cannot be estimated at this time.

State and Local Regulation

Our activities are subject to various state and local laws and regulations, as well as orders of regulatory bodies, governing a wide variety of matters, including marketing, production, pricing, pollution, protection of the environment, and human health and safety.

Marine Operations

The operation of tankers and marine equipment create maritime obligations involving property, personnel and cargo under General Maritime Law. These obligations create a variety of risks including, among other things, the risk of collision, which may precipitate claims for personal injury, cargo, contract, pollution, third party claims and property damages to vessels and facilities.

We are subject to the Jones Act and other federal laws that restrict maritime transportation (between U.S. departure and destination points) to vessels built and registered in the U.S. and owned and manned by U.S. citizens. As a result, we monitor the foreign ownership of our common units and other partnership interests. If we do not comply with such requirements, we would be prohibited from operating our vessels in U.S. coastwise trade, and under certain circumstances we would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for our vessels, fines or forfeiture of the vessels.

In addition, the U.S. Coast Guard and the American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for U.S.-flag operators than for owners of vessels registered under foreign flags of convenience. The Jones Act and General Maritime Law also provide damage remedies for crew members injured in the service of the vessel arising from employer negligence or vessel unseaworthiness.

The Merchant Marine Act of 1936 is a federal law that provides, upon proclamation by the U.S. President of a national emergency or a threat to the national security, the U.S. Secretary of Transportation the authority to requisition or purchase any vessel or other watercraft owned by U.S. citizens (including us, provided that we are considered a U.S. citizen for this purpose). If one of our vessels were purchased or requisitioned by the U.S. government under this law, we would be entitled to be paid the fair market value of the vessel in the case of a purchase or, in the case of a requisition, the fair market value of charter hire. However, we would not be entitled to compensation for any consequential damages we suffer as a result of such purchase or requisition.

Environmental Matters

Our business operations are subject to federal, state, provincial and local laws and regulations relating to environmental protection, pollution and human health and safety in the U.S. and Canada. For example, if an accidental leak, release or spill of liquid petroleum products, chemicals or other hazardous substances occurs at or from our pipelines, or at or from our storage or other facilities, we may experience significant operational disruptions, and we may have to pay a significant amount to clean up the leak, release or spill, pay for government penalties, address natural resource damages, compensate for human exposure or property damage, install costly pollution control equipment or a combination of these and other measures. Furthermore, new projects may require approvals and environmental analysis under federal and state laws, including the National Environmental Policy Act and the Endangered Species Act. The resulting costs and liabilities could materially and negatively affect our business, financial condition, results of operations and cash flows. In addition, emission controls required under federal, state and provincial environmental laws could require significant capital expenditures at our facilities.
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
In accordance with GAAP, we accrue liabilities for environmental matters when it is probable that obligations have been incurred and the amounts can be reasonably estimated. This policy applies to assets or businesses currently owned or previously disposed. We have accrued liabilities for estimable and probable environmental remediation obligations at various sites, including multiparty sites where the EPA, or similar state or Canadian agency has identified us as one of the potentially responsible parties. The involvement of other financially responsible companies at these multiparty sites could increase or mitigate our actual joint and several liability exposures.
We believe that the ultimate resolution of these environmental matters will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, it is possible that our ultimate liability with respect to these environmental matters could exceed the amounts accrued in an amount that could be material to our business, financial position, results of operations or cash flows in any particular reporting period. We have accrued an environmental reserve in the amount of $168 million as of December 31, 2013. Our reserve estimates range in value from approximately $168 million to approximately $244 million, and we recorded our liability equal to the low end of the range, as we did not identify any amounts within the range as a better estimate of the liability. For additional information related to environmental matters, see Note 16 to our consolidated financial statements.
Hazardous and Non-Hazardous Waste

We generate both hazardous and non-hazardous wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act and comparable state and Canadian statutes.  From time to time, the EPA and state and Canadian regulators consider the adoption of stricter disposal standards for non-hazardous waste.  Furthermore, it is possible that some wastes that are currently classified as non-hazardous, which could include wastes currently generated during our pipeline or liquids or bulk terminal operations, may in the future be designated as hazardous wastes.  Hazardous wastes are subject to more rigorous and costly handling and disposal requirements than non-hazardous wastes.  Such changes in the regulations may result in additional capital expenditures or operating expenses for us.

Superfund

The CERCLA or the Superfund law, and analogous state laws, impose joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of potentially responsible persons for releases of hazardous substances into the environment.  These persons include the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substances found at the site.  CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur, in addition to compensation for natural resource damages, if any.  Although petroleum is excluded from CERCLA’s definition of a hazardous substance, in the course of our ordinary operations, we have and will generate materials that may fall within the definition of hazardous substance.  By operation of law, if we are determined to be a potentially responsible person, we may be responsible under CERCLA for all or part of the costs required to clean up sites at which such materials are present, in addition to compensation for natural resource damages, if any.

Clean Air Act

Our operations are subject to the Clean Air Act, its implementing regulations, and analogous state and Canadian statutes and regulations.  We believe that the operations of our pipelines, storage facilities and terminals are in substantial compliance with such statutes.  The EPA regulations under the Clean Air Act contain requirements for the monitoring, reporting, and control of greenhouse gas emissions from stationary sources.  For further information, see “—Climate Change” below.

Clean Water Act

Our operations can result in the discharge of pollutants.  The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws impose restrictions and controls regarding the discharge of pollutants into waters of the U.S.  The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by applicable federal, state or Canadian authorities.  The Oil Pollution Act was enacted in 1990 and amends provisions of the Clean Water Act pertaining to prevention and response to oil spills.  Spill prevention control and countermeasure requirements of the Clean Water Act and some state and Canadian laws require containment and similar structures to help prevent contamination of navigable waters in the event of an overflow or release of oil.

Climate Change

Studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases, may be contributing to warming of the Earth’s atmosphere.  Methane, a primary component of natural gas, and CO2, which is naturally occurring and also a byproduct of the burning of natural gas, are examples of greenhouse gases.  Various laws and regulations exist or are under development that seek to regulate the emission of such greenhouse gases, including the EPA programs to control greenhouse gas emissions and state actions to develop statewide or regional programs. The U.S. Congress is considering legislation to reduce emissions of greenhouse gases.

Beginning in December 2009, EPA published several findings and rulemakings under the Clean Air Act requiring the permitting and reporting of certain greenhouse gases including CO2 and methane. Our facilities are subject to substantial compliance with these requirements. Operational and/or regulatory changes could require additional facilities to comply with greenhouse gas emissions reporting and permitting requirements. Additionally, the EPA has announced that it will propose new regulations of greenhouse gases which may impose further requirements, including emission control requirements, on Kinder Morgan facilities.

At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas “cap and trade” programs. Although many of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that sources such as our gas-fired compressors and processing plants could become subject to related state regulations. Various states are also proposing or have implemented more strict regulations for greenhouse gases that go beyond the requirements of US EPA. Depending on the particular program, we could be required to conduct monitoring, do additional emissions reporting and/or purchase and surrender emission allowances.

Because our operations, including our compressor stations and processing plants, emit various types of greenhouse gases, primarily methane and CO2, such new legislation or regulation could increase our costs related to operating and maintaining our facilities. Depending on the particular law, regulation or program, we could be required to incur capital expenditures for installing new monitoring equipment of emission controls on our facilities, acquire and surrender allowances for our greenhouse gas emissions, pay taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program. We are not able at this time to estimate such increased costs; however, as is the case with similarly situated entities in the industry, they could be significant to us. While we may be able to include some or all of such increased costs in the rates charged by our pipelines, such recovery of costs in all cases is uncertain and may depend on events beyond our control, including the outcome of future rate proceedings before the FERC or other regulatory bodies, and the provisions of any final legislation or other regulations. Any of the foregoing could have an adverse effect on our business, financial position, results of operations and prospects.

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

Because natural gas emits less greenhouse gas emissions per unit of energy than competing fossil fuels, cap-and-trade legislation or EPA regulatory initiatives could stimulate demand for natural gas by increasing the relative cost of fuels such as coal and oil.  In addition, we anticipate that greenhouse gas regulations will increase demand for carbon sequestration technologies, such as the techniques we have successfully demonstrated in our enhanced oil recovery operations within our CO2 business segment.  However, these positive effects on our markets may be offset if these same regulations also cause the cost of natural gas to increase relative to competing non-fossil fuels.  Although we currently cannot predict the magnitude and direction of these impacts, greenhouse gas regulations could have material adverse effects on our business, financial position, results of operations or cash flows.

Department of Homeland Security

The Department of Homeland Security, referred to in this report as the DHS, has regulatory authority over security at certain high-risk chemical facilities.  The DHS has promulgated the Chemical Facility Anti-Terrorism Standards and required all high-risk chemical and industrial facilities, including oil and gas facilities, to comply with the regulatory requirements of these standards.  This process includes completing security vulnerability assessments, developing site security plans, and implementing protective measures necessary to meet DHS-defined, risk based performance standards. The DHS has not provided final notice to all facilities that it determines to be high risk and subject to the rule; therefore, neither the extent to which our facilities may be subject to coverage by the rules nor the associated costs to comply can currently be determined, but it is possible that such costs could be substantial.

Other

Employees

KMGP Services Company, Inc., KMI, Kinder Morgan Canada Inc. and another affiliate employ all persons necessary for the operation of our business. Generally, we reimburse these entities for the services of their employees. As of December 31, 2013, KMGP Services Company, Inc., KMI, Kinder Morgan Canada Inc. and other affiliated entities had, in the aggregate, 11,075 full-time employees. Approximately 828 full-time hourly personnel at certain terminals and pipelines are represented by labor unions under collective bargaining agreements that expire between 2014 and 2018. KMGP Services Company, Inc., KMI, Kinder Morgan Canada Inc. and other affiliated entities each consider relations with their employees to be good. For more information on our related party transactions, see Note 11 to our consolidated financial statements.
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

(e) Available Information

We make available free of charge on or through our internet Website, at www.kindermorgan.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The information contained on or connected to our internet Website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

Our assets and operations are subject to regulation and oversight by federal, state and local regulatory authorities.  Regulatory actions taken by these agencies have the potential to adversely affect our profitability.  Regulation affects almost every part of our business and extends to such matters as (i) rates (which include reservation, commodity, surcharges, fuel and gas lost and unaccounted for), operating terms and conditions of service; (ii) the types of services we may offer to our customers; (iii) the contracts for service entered into with our customers; (iv) the certification and construction of new facilities; (v) the integrity, safety and security of facilities and operations; (vi) the acquisition of other businesses; (vii) the acquisition, extension, disposition or abandonment of services or facilities; (viii) reporting and information posting requirements; (ix) the maintenance of accounts and records; and (x) relationships with affiliated companies involved in various aspects of the natural gas and energy businesses.

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

Our existing rates may also be challenged by complaint.  Regulators and shippers on our pipelines have rights to challenge, and have challenged, the rates we charge under certain circumstances prescribed by applicable regulations.  Some shippers on our pipelines have filed complaints with the regulators that seek substantial refunds for alleged overcharges during the years in question and prospective reductions in the tariff rates.  Further, the FERC may initiate investigations to determine whether some interstate natural gas pipelines have over-collected on rates charged to shippers.  We may face challenges, similar to those described in Note 16 to our consolidated financial statements, to the rates we charge on our pipelines.  Any successful challenge could materially adversely affect our future earnings, cash flows and financial condition.

Energy commodity transportation and storage activities involve numerous risks that may result in accidents or otherwise adversely affect our operations.

There are a variety of hazards and operating risks inherent to natural gas transmission and storage activities and refined petroleum products and CO2 transportation activities—such as leaks, explosions and mechanical problems—that could result in substantial financial losses.  In addition, these risks could result in serious injury and loss of human life, significant damage to property and natural resources, environmental pollution and impairment of operations, any of which also could result in substantial financial losses.  For pipeline and storage assets located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from these risks may be greater.  Incidents that cause an interruption of service, such as when unrelated third party construction damages a pipeline or a newly completed expansion experiences a weld failure, may negatively impact our revenues and earnings while the affected asset is temporarily out of service.  In addition, losses in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

Increased regulatory requirements relating to the integrity of our pipelines may require us to incur significant capital and operating expense outlays to comply.

We are subject to extensive laws and regulations related to pipeline integrity.  There are, for example, federal guidelines for the DOT and pipeline companies in the areas of testing, education, training and communication.  The ultimate costs of compliance with the integrity management rules are difficult to predict.  The majority of compliance costs are pipeline integrity testing and the repairs. Changes such as advances of in-line inspection tools, identification of additional threats to a pipeline’s integrity and changes to the amount of pipeline determined to be located in High Consequence Areas can have a significant impact on integrity testing and repair costs.  We plan to continue our integrity testing programs to assess and maintain the integrity of our existing and future pipelines as required by the DOT rules.  The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.

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

The Jones Act includes restrictions on ownership by non-U.S. citizens of our vessels, and failure to comply with the Jones Act, or changes to or repeal of the Jones Act, could limit our ability to operate our vessels in the U.S. coastwise trade or result in the forfeiture of our vessels otherwise adversely impact our income and operations.

Following our January 2014 acquisition of American Petroleum Tankers and State Class Tankers, we are subject to the Jones Act, which generally restricts U.S. point-to-point maritime shipping to vessels operating under the U.S. flag, built in the U.S., owned and operated by U.S.-organized companies that are controlled and at least 75% owned by U.S. citizens and manned by predominately U.S. crews. Our business would be adversely affected if we fail to comply with the Jones Act provisions on coastwise trade. If we do not comply with any of these requirements, we would be prohibited from operating our vessels in the U.S. coastwise trade and, under certain circumstances, we could be deemed to have undertaken an unapproved transfer to non-U.S. citizens that could result in severe penalties, including permanent loss of U.S. coastwise trading rights for our vessels, fines or forfeiture of vessels. Our business could be adversely affected if the Jones Act were to be modified or repealed so as to permit foreign competition that is not subject to the same U.S. government imposed burdens.

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

We own and/or operate numerous properties that have been used for many years in connection with our business activities. While we have utilized operating, handling, and disposal practices that were consistent with industry practices at the time, hydrocarbons or other hazardous substances may have been released at or from properties owned, operated or used by us or our predecessors, or at or from properties where our or our predecessors’ wastes have been taken for disposal.  In addition, many of these properties have been owned and/or operated by third parties whose management, handling and disposal of hydrocarbons or other hazardous substances were not under our control.  These properties and the hazardous substances released and wastes disposed on them may be subject to laws in the U.S. such as CERCLA, which impose joint and several liability without regard to fault or the legality of the original conduct.  Under the regulatory schemes of the various Canadian provinces, such as British Columbia’s Environmental Management Act, Canada has similar laws with respect to properties owned, operated or used by us or our predecessors.  Under such laws and implementing regulations, we could be required to remove or remediate previously disposed wastes or property contamination, including contamination caused by prior owners or operators.  Imposition of such liability schemes could have a material adverse impact on our operations and financial position.

In addition, our oil and gas development and production activities are subject to numerous federal, state and local laws and regulations relating to environmental quality and pollution control.  Due to the rise of oil and gas production in new areas of the country and increased public scrutiny of fracturing and other practices in oil and gas drilling, many states are promulgating stricter requirements not only for wells but also compressor stations and other facilities in the oil and gas industry sector. These laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation.  Specifically, these activities are subject to laws and regulations regarding the acquisition of permits before drilling, restrictions on drilling activities and location, emissions into the environment, water discharges, transportation of hazardous materials, and storage and disposition of wastes.  In addition, legislation has been enacted that requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities.

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

Methane, a primary component of natural gas, and CO2, which is naturally occurring and also a byproduct of the burning of natural gas, are examples of greenhouse gases.  The EPA regulates greenhouse gas emissions and requires the reporting of greenhouse gas emissions in the U.S. for emissions from specified large greenhouse gas emission sources, fractionated NGL, and the production of naturally occurring CO2, like our McElmo Dome CO2 field, even when such production is not emitted to the atmosphere.

Because our operations, including our compressor stations and natural gas processing plants in our Natural Gas Pipelines segment, emit various types of greenhouse gases, primarily methane and CO2, such regulation could increase our costs related to operating and maintaining our facilities and could require us to install new emission controls on our facilities, acquire allowances for our greenhouse gas emissions, pay taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program, and such increased costs could be significant.  Recovery of such increased costs from our customers is uncertain in all cases and may depend on events beyond our control, including the outcome of future rate proceedings before the FERC. Any of the foregoing could have adverse effects on our business, financial position, results of operations or cash flows.  For more information about climate change regulation, see Items 1 and 2 “Business and Properties—(c) Narrative Description of Business—Environmental Matters—Climate Change.”

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

Whether we have the power of eminent domain for our pipelines, other than interstate natural gas pipelines, varies from state to state depending upon the type of pipeline—petroleum liquids, natural gas, CO2, or crude oil—and the laws of the particular state.  Our interstate natural gas pipelines have federal eminent domain authority.  In either case, we must compensate landowners for the use of their property and, in eminent domain actions, such compensation may be determined by a court. Our inability to exercise the power of eminent domain could negatively affect our business if we were to lose the right to use or occupy the property on which our pipelines are located.

Our business, financial condition and operating results may be adversely affected by increased costs of capital or a reduction in the availability of credit.
Adverse changes to the availability, terms and cost of capital, interest rates or our credit ratings could cause our cost of doing business to increase by limiting our access to capital, limiting our ability to pursue acquisition opportunities and reducing our cash flows. Our credit ratings may be impacted by our leverage, liquidity, credit profile and potential transactions.  Also, disruptions and volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our operations on favorable terms. A significant reduction in the availability of credit could materially and adversely affect our business, financial condition and results of operations.
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

As of December 31, 2013, we had $19.9 billion of consolidated debt (excluding debt fair value adjustments).  This level of debt could have important consequences, such as (i) limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements or potential growth or for other purposes; (ii) limiting our ability to use operating cash flow in other areas of our business or to pay distributions because we must dedicate a substantial portion of these funds to make payments on our debt; (iii) placing us at a competitive disadvantage compared to competitors with less debt; and (iv) increasing our vulnerability to adverse economic and industry conditions.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control.  If our operating results are not sufficient to service our indebtedness, or any future indebtedness that we incur, we will be forced to take actions, which may include reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. We may not be able to effect any of these actions on satisfactory terms or at all.  For more information about our debt, see Note 8 to our consolidated financial statements.

Our large amount of variable rate debt makes us vulnerable to increases in interest rates.

As of December 31, 2013, approximately $5.7 billion (29%) of our total $19.9 billion consolidated debt (excluding debt fair value adjustments) was subject to variable interest rates, either as short-term or long-term debt of variable rate debt obligations, or as long-term fixed-rate debt effectively converted to variable rates through the use of interest rate swaps.  Should interest rates increase, the amount of cash required to service this debt would increase and our earnings could be adversely affected.  For more information about our interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

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

The revenues, profitability and future growth of our CO2 business segment and the carrying value of its oil, NGL and natural gas properties depend to a large degree on prevailing oil and gas prices.  For 2014, we estimate that every $1 change in the average WTI crude oil price per barrel would impact our CO2 segment’s cash flows by approximately $7 million.  Prices for oil, NGL and natural gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil, NGL and natural gas, uncertainties within the market and a variety of other factors beyond our control.  These factors include, among other things (i) weather conditions and events such as hurricanes in the U.S.; (ii) the condition of the U.S. economy; (iii) the activities of the Organization of Petroleum Exporting Countries; (iv) governmental regulation; (v) political stability in the Middle East and elsewhere; (vi) the foreign supply of and demand for oil and natural gas; (vii) the price of foreign imports; and (viii) the availability of alternative fuel sources.

A sharp decline in the prices of oil, NGL or natural gas would result in a commensurate reduction in our revenues, income and cash flows from the production of oil, NGL, and natural gas and could have a material adverse effect on the carrying value of our proved reserves.  In the event prices fall substantially, we may not be able to realize a profit from our production and would operate at a loss.  In recent decades, there have been periods of both worldwide overproduction and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts.  Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis.  These periods have been followed by periods of short supply of, and increased demand for, crude oil and natural gas.  The excess or short supply of crude oil or natural gas has placed pressures on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand.  These fluctuations impact the accuracy of assumptions used in our budgeting process.  For more information about our energy and commodity market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Energy Commodity Market Risk.”

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

The accounting standards regarding hedge accounting are very complex, and even when we engage in hedging transactions (for example, to mitigate our exposure to fluctuations in commodity prices or currency exchange rates or to balance our exposure to fixed and variable interest rates) that are effective economically, these transactions may not be considered effective for accounting purposes.  Accordingly, our consolidated financial statements may reflect some volatility due to these hedges, even when there is no underlying economic impact at the dates of those statements.  In addition, it is not always possible for us to engage in hedging transactions that completely mitigate our exposure to commodity prices.  Our consolidated financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge.  For more information about our hedging activities, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Hedging Activities” and Note 13 to our consolidated financial statements.

The adoption of derivatives legislation by the U.S. Congress could have an adverse effect on our ability to hedge risks associated with our business.

The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations establishing federal oversight and regulation of the OTC derivatives market and entities that participate in that market.  The CFTC has proposed new rules pursuant to the Dodd-Frank Act that would institute broad new aggregate position limits for OTC swaps and futures and options traded on regulated exchanges.  As the law favors exchange trading and clearing, the Dodd-Frank Act also may require us to move certain derivatives transactions to exchanges where no trade credit is provided and also comply with margin requirements in connection with our derivatives activities that are not exchange traded, although the application of those provisions to us is uncertain at this time.  The Dodd-Frank Act also requires many counterparties to our derivatives instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty, or cause the entity to comply with the capital requirements, which could result in increased costs to counterparties such as us.  The Dodd-Frank Act and any related regulations could (i) significantly increase the cost of derivative contracts (including those requirements to post collateral, which could adversely affect our available liquidity); (ii) reduce the availability of derivatives to protect against risks we encounter; and (iii) reduce the liquidity of energy related derivatives.

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

We are a U.S. dollar reporting company.  As a result of the operations of our Kinder Morgan Canada business segment, a portion of our consolidated assets, liabilities, revenues and expenses are denominated in Canadian dollars.  Fluctuations in the exchange rate between U.S. and Canadian dollars could expose us to reductions in the U.S. dollar value of our earnings and cash flows and a reduction in our partners’ capital under applicable accounting rules.

Our operating results may be adversely affected by unfavorable economic and market conditions.

Economic conditions worldwide have from time to time contributed to slowdowns in several industries, including the oil and gas industry, the steel industry and in specific segments and markets in which we operate, resulting in reduced demand and increased price competition for our products and services.  Our operating results in one or more geographic regions also may be affected by uncertain or changing economic conditions within that region, such as the challenges that are currently affecting economic conditions in the U.S. and Canada.  Volatility in commodity prices might have an impact on many of our customers, which in turn could have a negative impact on their ability to meet their obligations to us.  In addition, decreases in the prices of crude oil and NGL will have a negative impact on the results of our CO2 business segment.  If global economic and market conditions (including volatility in commodity markets), or economic conditions in the U.S. or other key markets, remain uncertain or persist, spread or deteriorate further, we may experience material impacts on our business, financial condition and results of operations.

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

Our business requires the retention and recruitment of a skilled workforce and the loss of such workforce could result in the failure to implement our business plans.

Our operations and management require the retention and recruitment of a skilled workforce, including engineers, technical personnel and other professionals. We and our affiliates compete with other companies in the energy industry for this skilled workforce. In addition, many of our current employees are retirement eligible and have significant institutional knowledge that must be transferred to other employees. If we are unable to (a) retain current employees, (b) successfully complete the knowledge transfer and/or (c) recruit new employees of comparable knowledge and experience, our business could be negatively impacted. In addition, we could experience increased allocated costs to retain and recruit these professionals.

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

Our partnership agreement and the KMR LLC agreement restrict or eliminate a number of the fiduciary duties that would otherwise be owed by our general partner and/or its delegate to our unitholders.

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

Any common units or KMR shares held by a person or group that owns 20% or more of the aggregate number of common units and KMR shares on a combined basis cannot be voted.  This limitation does not apply to the general partner and its affiliates.  This provision may (i) discourage a person or group from attempting to remove the general partner or otherwise change management and (ii) reduce the price at which the common units will trade under certain circumstances.  For example, a third party will probably not attempt to take over our management by making a tender offer for the common units at a price above their trading market price without removing the general partner and substituting an affiliate of its own.

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

If at any time the general partner and its affiliates own 80% or more of the aggregate number of issued and outstanding common units and KMR shares, the general partner will have the right to purchase all, and only all, of the remaining common units, but only if KMI elects to purchase all, and only all, of the outstanding KMR shares that are not held by KMI and its affiliates pursuant to the purchase provisions that are a part of the LLC agreement of KMR.  Because of this right, a unitholder could have to sell its common units at a time or price that may be undesirable.  The purchase price for such a purchase will be the greatest of (i) the 20-day average closing price for the common units or the KMR shares as of the date five days prior to the date the notice of purchase is mailed; or (ii) the highest purchase price paid by the general partner or its affiliates to acquire common units or KMR shares during the prior 90 days.  The general partner can assign this right to its affiliates or to us.

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

Our partnership agreement contains provisions that may limit the rights with respect to the ownership of our common units by individuals and entities that are not U.S. citizens within the meaning of the Jones Act. This may affect the liquidity of our common units and may result in non-U.S. citizens having their distribution and voting rights suspended or their common units redeemed by us.

We are subject to the Jones Act and, as a result, at least 75% of our outstanding units must be owned and controlled by U.S. citizens within the meaning of the Jones Act. Our partnership agreement includes provisions that may limit the rights of non-U.S. citizens with respect to ownership of our common units. These provisions are intended to facilitate compliance with laws and regulations, including the Jones Act and others to which we may become subject, that provide for the forfeiture of any property in which we have an interest based on the nationality or citizenship of our unitholders, and they may have an adverse effect on holders of our common units.

Our partnership agreement permits us to require that any unitholder provide us from time to time with certain documentation concerning such person’s citizenship. In the event that a unitholder does not submit such requested or required documentation to us, our partnership agreement provides us with certain remedies, including the suspension of the distribution and voting rights of such unitholder and the redemption by us of such unitholder’s common units.

In addition to the risks described above, the foregoing restrictions on ownership of our units by non-U.S. citizens could delay, defer or prevent a transaction or change in control that might involve a premium price for our common units or otherwise be in the best interest of our unitholders.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for U.S. federal income tax purposes or if we were to become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes.  We have not requested, and do not plan to request, a ruling from the IRS with respect to our classification as a partnership for U.S. federal income tax purposes.
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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and we would likely pay additional state income taxes at varying rates.  Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to our unitholders.  Because tax would be imposed on us as a corporation, our cash available for distribution to our unitholders would be substantially reduced.  Therefore, treatment of us as a corporation for U.S. federal income tax purposes would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to the existing U.S. federal income tax laws that could affect the tax treatment of certain publicly traded partnerships.  We are unable to predict whether any of these changes or other proposals will ultimately be enacted.

In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation.  For example, the Texas franchise tax is imposed at a maximum effective rate of 0.7% of our gross income that is apportioned to Texas.  If any additional state income taxes were imposed upon us as an entity, our cash available for distribution would be reduced. Any modification to the U.S. federal income or state tax laws, or interpretations thereof, may be applied retroactively and could negatively impact the value of an investment in our common units.

If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely affected and the cost of such contest will reduce our cash available for distribution to our unitholders.

The IRS may adopt positions that differ from the positions we take, and the IRS’s positions may ultimately be sustained.  It may be necessary to resort to administrative or court proceedings to sustain some or all of our the positions we take.  A court may not agree with some or all of the positions we take.  Any contest with the IRS, and the outcome of any IRS contest, may materially and adversely impact the market for our common units and the price at which they trade.  In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders because the costs will reduce our cash available for distribution.
Our common unitholders will be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Because our unitholders are treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, they are required to pay any U.S. federal income taxes and, in some cases, state and local income taxes on their share of our taxable income whether or not they receive cash distributions from us.  Common unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability resulting from their share of that income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If a common unitholder sells common units, the common unitholder will recognize a gain or loss equal to the difference between the amount realized in the sale and that common unitholder’s adjusted tax basis in those common units.  Because distributions in excess of a common unitholder’s allocable share of our net taxable income decrease that unitholder’s tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the common units sold will, in effect, become taxable income to that unitholder if the unitholder sells such common units at a price greater than that unitholder’s tax basis in those common units, even if the price received is less than the unitholder’s original cost.  Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture.  In addition, because the amount realized includes a common unitholder’s share of our nonrecourse liabilities, a unitholder that sells common units may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (IRAs), and non-U.S. persons raises issues unique to them.  For example, virtually all of our income allocated to unitholders who are organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them.  Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income.  Tax-exempt entities and non-U.S. persons should consult their tax advisor before investing in our common units.

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

We will be considered to have technically terminated our partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period.  Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if certain relief were unavailable) for one fiscal year. The termination could result in a deferral of depreciation deductions allowable in computing our taxable income.  In the case of a common unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income being includable in the common unitholder’s taxable income for the year of termination.  Under current law, a technical termination would not affect our classification as a partnership for U.S. federal income tax purposes, but instead, after our termination we would be treated as a new partnership for U.S. federal income tax purposes.  If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

The IRS has announced a publicly traded partnership technical relieve procedure, whereby, if a publicly traded partnership that has a technical termination requests and the IRS grants special relief, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year, notwithstanding two partnership tax years resulting from the technical terminations.

A common unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of those common units.  If so, the common unitholder would no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because a common unitholder whose common units are loaned to a “short seller” to effect a short sale may be considered as having disposed of the loaned common units, the unitholder may no longer be treated for U.S. federal income tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition.  Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the common unitholder and any cash distributions received by the common unitholder as to those common units could be fully taxable as ordinary income.  Common unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax adviser to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

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

As a result of investing in our common units, a common unitholder will likely be subject to state, local and non-U.S. taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, our common unitholders will likely be subject to other taxes, including state and local taxes, non-U.S. taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions.  Our common unitholders will likely be required to file state, local and non-U.S. income tax returns and pay state, local and non-U.S. income taxes in some or all of these various jurisdictions.  Further, our common unitholders may be subject to penalties for failure to comply with those requirements.  We currently own assets and conduct business in numerous states in the U.S. and in Canada.  It is the responsibility of each common unitholder to file all required U.S. federal, state, local and non-U.S. tax returns.

There is the potential for a change of control of our general partner if KMI defaults on debt.

KMI indirectly owns all the common stock of Kinder Morgan G.P., Inc., our general partner.  If KMI defaults on its debt, then the lenders under such debt, in exercising their rights as lenders, could acquire control of our general partner or otherwise influence our general partner through control of KMI.

Item 1B.  Unresolved Staff Comments.

None.

Item 3.  Legal Proceedings.

See Note 16 to our consolidated financial statements.

Item 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is in exhibit 95.1 to this annual report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth, for the periods indicated, the high and low sale prices per common unit, as reported on the NYSE, the principal market in which our common units are traded, the amount of cash distributions declared per common and Class B unit, and the fractional i-unit distribution declared per i-unit.

	Price Range
	High	Low	Declared cash distributions for the quarter	Declared i-unit distributions for the quarter
2013
First Quarter	$89.89	$80.83	$1.30	0.014770
Second Quarter	92.99	77.71	1.32	0.015704
Third Quarter	88.08	77.91	1.35	0.017610
Fourth Quarter	84.50	77.13	1.36	0.017841
2012
First Quarter	$90.60	$80.40	$1.20	0.016044
Second Quarter	85.50	74.15	1.23	0.015541
Third Quarter	86.47	78.60	1.26	0.016263
Fourth Quarter	86.32	74.76	1.29	0.015676

Distribution information is for distributions declared for the respective quarter.  The declared distributions were paid within 45 days after the end of the quarter.

Our common units are traded on the NYSE under the symbol “KMP.” As of January 31, 2014, we had 1,485 unitholders of record, which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or bank. Additionally, as of January 31, 2014, there was one holder of our Class B units and one holder of our i-units.

For information on our equity compensation plans, see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information” and Note 12 “Commitments and Contingent Liabilities—KMEP Common Unit Compensation Plan for Non-Employee Directors” to our consolidated financial statements.

We did not repurchase any units during the fourth quarter of 2013 or sell any unregistered units in the fourth quarter of 2013.

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

	As of or for the year ended December 31,
	2013	2012	2011	2010	2009
	(In millions, except per unit)
Income and Cash Flow Data:
Revenues	$12,530	$9,035	$7,889	$7,739	$6,697
Operating income	3,229	2,484	1,557	1,460	1,367
Earnings from equity investments	297	295	224	136	91
Income from continuing operations	3,321	2,070	1,067	1,092	1,036
(Loss) income from discontinued operations	(4)	(669)	201	235	248
Net income	3,317	1,401	1,268	1,327	1,284
Limited Partners’ interest in net income	1,565	(78)	83	431	332

Limited Partners’ net income (loss) per unit:
Income (loss) per unit from continuing operations	$3.77	$1.64	$(0.35)	$0.65	$0.32
(Loss) income from discontinued operations	(0.01)	(1.86)	0.60	0.75	0.86
Net income (loss) per unit	$3.76	$(0.22)	$0.25	$1.40	$1.18

Per unit cash distribution declared for the period(a)	$5.33	$4.98	$4.61	$4.40	$4.20
Per unit cash distribution paid in the period(a)	5.26	4.85	4.58	4.32	4.20

Balance Sheet Data (at end of period):
Net property, plant and equipment	$27,405	$22,330	$15,596	$14,604	$14,154
Total assets	42,764	34,976	24,103	21,861	20,262
Long-term debt(b)	18,410	15,907	11,183	10,301	10,022
____________

(a)	Distributions for the fourth quarter of each year are declared and paid during the first quarter of the following year.

(b)
Excludes debt fair value adjustments.  Increases to long-term debt for debt fair value adjustments totaled $1,214 million as of December 31, 2013, $1,698 million as of December 31, 2012, $1,055 million as of December 31, 2011, $582 million as of December 31, 2010 and $308 million as of December 31, 2009.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto.  Additional sections in this report, which should be helpful to the reading of our discussion and analysis include the following: (i) a description of our business strategy found in Items 1 and 2 “Business and Properties—(c) Narrative Description of Business—Business Strategy;” (ii) a description of developments during 2013, found in Items 1 and 2 “Business and Properties—(a) General Development of Business—Recent Developments;” and (iii) a description of risk factors affecting us and our business, found in Item 1A “Risk Factors.”

We prepared our consolidated financial statements in accordance with GAAP. Accordingly, as discussed in Notes 1, 2, and 3 to our consolidated financial statements, our financial statements reflect:

•
our August 1, 2012 and March 1, 2013 acquisitions from KMI as if such acquisitions had taken place on the effective dates of common control. We refer to these two separate transfers of net assets from KMI to us as the drop-down transactions, and we refer to the transferred assets as our drop-down asset groups. We accounted for the drop-down transactions as a combination of entities under common control, and accordingly, the financial information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include the financial results of the drop-down asset groups for all periods subsequent to the effective dates of common control; and

•
the reclassifications necessary to reflect the results of our FTC Natural Gas Pipelines disposal group as discontinued operations. We sold our FTC Natural Gas Pipelines disposal group to Tallgrass effective November 1, 2012 for approximately $1.8 billion in cash (before selling costs), or $3.3 billion including our share of joint venture debt. In 2013, we and Tallgrass trued up the final consideration for the sale of our FTC Natural Gas Pipelines disposal group and based both on this true up and certain incremental selling expenses we paid in 2013, we recognized an additional $4 million loss related to our sale of the disposal group. Except for this loss amount, we recorded no other financial results from the operations of the disposal group during 2013. Furthermore, we have excluded the disposal group’s financial results from our Natural Gas Pipelines business segment disclosures for each of the years ended December 31, 2012 and 2011.

Inasmuch as the discussion below and the other sections to which we have referred you pertain to management’s comments on financial resources, capital spending, our business strategy and the outlook for our business, such discussions contain forward-looking statements.  These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management’s judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments and uncertainties.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in Item 1A “Risk Factors” and at the beginning of this report in “Information Regarding Forward-Looking Statements.”

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

Our reportable business segments are:

▪
Natural Gas Pipelines—(i) the ownership and operation of major interstate and intrastate natural gas pipeline and storage systems; (ii) the ownership and/or operation of associated natural gas gathering systems and natural gas processing and treating facilities; and (iii) the ownership and/or operation of NGL fractionation facilities and transportation systems;

▪
CO2—(i) the production, transportation and marketing of CO2, to oil fields that use CO2 to increase production of oil; (ii) ownership interests in and/or operation of oil fields and gas processing plants in West Texas; and (iii) the ownership and operation of a crude oil pipeline system in West Texas;

▪
Products Pipelines—the ownership and operation of refined petroleum products and crude oil and condensate pipelines that deliver refined petroleum products (gasoline, diesel fuel and jet fuel), NGL, crude oil, condensate and bio-fuels to various markets, plus the ownership and/or operation of associated product terminals and petroleum pipeline transmix facilities;

▪	Terminals—the ownership and/or operation of liquids and bulk terminal facilities and rail transloading and materials handling facilities located throughout the U.S. and portions of Canada; and

▪
Kinder Morgan Canada—the ownership and operation of the Trans Mountain pipeline system that transports crude oil and refined petroleum products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia, Canada and the state of Washington, plus the Jet Fuel aviation turbine fuel pipeline that serves the Vancouver (Canada) International Airport.

As an energy infrastructure owner and operator in multiple facets of the U.S.’ and Canada’s various energy businesses and markets, we examine a number of variables and factors on a routine basis to evaluate our current performance and our prospects for the future.

With respect to our interstate natural gas pipelines and related storage facilities, the revenues from these assets are primarily received under contracts with terms that are fixed for various and extended periods of time.  To the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate risk of reduced volumes and prices by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity.  These long-term contracts are typically structured with a fixed-fee reserving the right to transport natural gas and specify that we receive the majority of our fee for making the capacity available, whether or not the customer actually chooses to utilize the capacity.  Similarly, in our Texas Intrastate Natural Gas Group, we currently derive approximately 75% of our sales and transport margins from long-term transport and sales contracts that include requirements with minimum volume payment obligations.  As contracts expire, we have additional exposure to the longer term trends in supply and demand for natural gas.  As of December 31, 2013, the remaining average contract life of our natural gas transportation contracts (including our intrastate pipelines’ purchase and sales contracts) was approximately five and a half years.

During 2012 and 2013, we further expanded our midstream services through our (i) EP midstream asset operations, which we acquired 50% from KKR effective June 1, 2012, and 50% from KMI effective March 1, 2013 and (ii) our Copano operations, which included the remaining 50% ownership interest in Eagle Ford Gathering LLC that we did not already own and which was acquired effective May 1, 2013. These fee-based gathering, processing and fractionation assets, along with our financial strength and extensive pipeline transportation and storage assets, should provide an excellent platform to further grow our midstream services footprint.  The revenues and earnings we realize from gathering natural gas, processing natural gas in order to remove NGL from the natural gas stream, and fractionating NGL into their base components, are also affected by the volumes of natural gas made available to our systems, which are primarily driven by levels of natural gas drilling activity. Our midstream services are provided pursuant to a variety of arrangements, generally categorized (by the nature of the commodity price risk) as fee-based, percent-of-proceeds, percent-of-index and keep-whole. Contracts may rely solely on a single type of arrangement, but more often they combine elements of two or more of the above, which helps us and our counterparties manage the extent to which each shares in the potential risks and benefits of changing commodity prices.

Our CO2 sales and transportation business primarily has third-party contracts with minimum volume requirements, which as of December 31, 2013, had a remaining average contract life of approximately ten years.  CO2 sales contracts vary from customer to customer and have evolved over time as supply and demand conditions have changed.  Our recent contracts have generally provided for a delivered price tied to the price of crude oil, but with a floor price.  On a volume-weighted basis, for third-party contracts making deliveries in 2014, and utilizing the average oil price per barrel contained in our 2014 budget, approximately 69% of our contractual volumes are based on a fixed fee or floor price, and 31% fluctuate with the price of oil.  In the long-term, our success in this portion of the CO2 business segment is driven by the demand for CO2.  However, short-term changes in the demand for CO2 typically do not have a significant impact on us due to the required minimum sales volumes under many of our contracts.  In our CO2 segment’s oil and gas producing activities, we monitor the amount of capital we expend in relation to the amount of production that we expect to add.  In that regard, our production during any period is an important measure.  In addition, the revenues we receive from our crude oil, NGL and CO2 sales are affected by the prices we realize from the sale of these products.  Over the long-term, we will tend to receive prices that are dictated by the demand and overall market price for these products.  In the shorter term, however, market prices are likely not indicative of the revenues we will receive due to our risk management, or hedging, program, in which the prices to be realized for certain of our future sales quantities are fixed, capped or bracketed through the use of financial derivative contracts, particularly for crude oil.  Our realized weighted average crude oil price per barrel, with all hedges allocated to oil, was $92.70 per barrel in 2013, $87.72 per barrel in 2012 and $69.73 per barrel in 2011.  Had we not used energy derivative contracts to transfer commodity price risk, our crude oil sales prices would have averaged $94.94 per barrel in 2013, $89.91 per barrel in 2012 and $92.61 per barrel in 2011.

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

In our discussions of the operating results of individual businesses that follow (see “—Results of Operations” below), we generally identify the important fluctuations between periods that are attributable to acquisitions and dispositions separately from those that are attributable to businesses owned in both periods.  Continuing our history of making accretive acquisitions and economically advantageous expansions of existing businesses, in 2013, we invested approximately $3.5 billion for both strategic business acquisitions and expansions of existing assets (not including our March 1, 2013 drop-down transaction with KMI and our May 1, 2013 Copano acquisition).  Our capital investments have helped us to achieve compound annual growth rates in cash distributions to our limited partners of 7.0%, 6.6% and 5.8%, respectively, for the one-year, three-year and five-year periods ended December 31, 2013.

Thus, the amount that we are able to increase distributions to our unitholders will, to some extent, be a function of our ability to complete successful acquisitions and expansions.  We believe we will continue to have opportunities for expansion of our facilities in many markets, and we have budgeted approximately $3.6 billion for our 2014 capital expansion program (including small acquisitions and investment contributions, but excluding asset acquisitions from KMI).  We regularly consider and enter into discussions regarding potential acquisitions, including those from KMI or its affiliates, and we are currently contemplating potential acquisitions.

Based on our historical record and because there is continued demand for energy infrastructure in the areas we serve, we expect to continue to have such opportunities in the future, although the level of such opportunities is difficult to predict. While there are currently no other unannounced purchase agreements for the acquisition of any material business or assets, such transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets or operations. Furthermore, our ability to make accretive acquisitions is a function of the availability of suitable acquisition candidates at the right cost, and includes factors over which we have limited or no control.  Thus, we have no way to determine the number or size of accretive acquisition candidates in the future, or whether we will complete the acquisition of any such candidates.  Our ability to make accretive acquisitions or expand our assets is impacted by our ability to maintain adequate liquidity and to raise the necessary capital needed to fund such acquisitions.

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

In preparing our consolidated financial statements and related disclosures, examples of certain areas that require more judgment relative to others include our use of estimates in determining: (i) the economic useful lives of our assets and related depletion rates; (ii) the fair values used to assign purchase price from business combinations, determine possible asset impairment charges, and calculate the annual goodwill impairment test; (iii) reserves for environmental claims, legal fees, transportation rate cases and other litigation liabilities; (iv) provisions for uncollectible accounts receivables; (v) exposures under contractual indemnifications; and (vi) unbilled revenues.

For a summary of our significant accounting policies, see Note 2 to our consolidated financial statements.  We believe that certain accounting policies are of more significance in our consolidated financial statement preparation process than others, which policies are discussed as follows.

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

Our recording of our environmental accruals often coincides with our completion of a feasibility study or our commitment to a formal plan of action, but generally, we recognize and/or adjust our environmental liabilities following routine reviews of potential environmental issues and claims that could impact our assets or operations.  These adjustments may result in increases in environmental expenses and are primarily related to quarterly reviews of potential environmental issues and resulting environmental liability estimates. In making these liability estimations, we consider the effect of environmental compliance, pending legal actions against us, and potential third party liability claims.  For more information on environmental matters, see Item 1(c).  For more information on our environmental disclosures, see Note 16 to our consolidated financial statements.

Legal Matters

Many of our operations are regulated by various U.S. and Canadian regulatory bodies and we are subject to legal and regulatory matters as a result of our business operations and transactions.  We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from orders, judgments or settlements.  In general, we expense legal costs as incurred.  When we identify contingent liabilities, we identify a range of possible costs expected to be required to resolve the matter.  Generally, if no amount within this range is a better estimate than any other amount, we record a liability equal to the low end of the range.  Any such liability recorded is revised as better information becomes available. Accordingly, to the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected.

As of December 31, 2013, our most significant ongoing legal matters involved our West Coast Products Pipelines and our Western Interstate Natural Gas Pipelines.  Transportation rates charged by certain of these pipeline systems are subject to proceedings at the FERC and the CPUC involving shipper challenges to the pipelines’ interstate and intrastate (California) rates, respectively.  For more information on our regulatory proceedings, see Note 16.

Intangible Assets

Intangible assets are those assets which provide future economic benefit but have no physical substance.  Identifiable intangible assets having indefinite useful economic lives, including goodwill, are not subject to regular periodic amortization, and such assets are not to be amortized until their lives are determined to be finite.  Instead, the carrying amount of a recognized intangible asset with an indefinite useful life must be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.  We evaluate our goodwill for impairment on May 31 of each year.  There were no impairment charges resulting from our May 31, 2013 impairment testing, and no event indicating an impairment has occurred subsequent to that date.  Furthermore, our analysis as of that date did not reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units is less than the carrying value of its net assets.  For more information on our goodwill, see Notes 2 and 7 to our consolidated financial statements.

Excluding goodwill, our other intangible assets include customer contracts, relationships and agreements, lease value, and technology-based assets.  These intangible assets have definite lives, are being amortized in a systematic and rational manner over their estimated useful lives, and are reported separately as “Other intangibles, net” in our accompanying consolidated balance sheets.  For more information on our amortizable intangibles, see Note 7 to our consolidated financial statements.

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

Proved reserves are the estimated quantities of oil and gas that geologic and engineering data demonstrates with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimates of proved reserves may change, either positively or negatively, as additional information becomes available and as contractual, economic and political conditions change.  For more information on our ownership interests in the net quantities of proved oil and gas reserves and our measures of discounted future net cash flows from oil and gas reserves, please see “Supplemental Information on Oil and Gas Activities (Unaudited)”.

Hedging Activities

We engage in a hedging program that utilizes derivative contracts to mitigate (offset) our exposure to fluctuations in energy commodity prices and to balance our exposure to fixed and variable interest rates, and we believe that these hedges are generally effective in realizing these objectives.  According to the provisions of GAAP, to be considered effective, changes in the value of a derivative contract or its resulting cash flows must substantially offset changes in the value or cash flows of the item being hedged, and any ineffective portion of the hedge gain or loss and any component excluded from the computation of the effectiveness of the derivative contract must be reported in earnings immediately. We may or may not apply hedge accounting to our derivative contracts depending on the circumstances. All of our derivative contracts are recorded at estimated fair value.

Since it is not always possible for us to engage in a hedging transaction that completely mitigates our exposure to unfavorable changes in commodity prices—a perfectly effective hedge—we often enter into hedges that are not completely effective in those instances where we believe to do so would be better than not hedging at all.  But because the part of such hedging transactions that is not effective in offsetting undesired changes in commodity prices (the ineffective portion) is required to be recognized currently in earnings, our financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge.  For example, when we purchase a commodity at one location and sell it at another, we may be unable to hedge completely our exposure to a differential in the price of the product between these two locations; accordingly, our financial statements may reflect some volatility due to these hedges.  For more information on our hedging activities, see Note 13 to our consolidated financial statements.

Results of Operations

Non-GAAP Measures

The non-GAAP financial measures of (i) distributable cash flow before certain items, both in the aggregate and per unit, and (ii) segment earnings before depreciation, depletion, and amortization (DD&A); amortization of excess cost of equity investments; and certain items, are presented below under “—Distributable Cash Flow” and “—Consolidated Earnings Results,” respectively. Certain items are items that are required by GAAP to be reflected in net income, but typically either do not have a cash impact, or by their nature are separately identifiable from our normal business operations and in our view are likely to occur only sporadically.

Our non-GAAP measures described below should not be considered as an alternative to GAAP net income or any other GAAP measure. Distributable cash flow before certain items, and segment earnings before DD&A, amortization of excess cost of equity investments, and certain items, are not financial measures in accordance with GAAP and have important limitations as analytical tools. You should not consider any of these non-GAAP measures in isolation or as a substitute for an analysis of our results as reported under GAAP. Because distributable cash flow before certain items excludes some but not all items that affect net income, and because distributable cash flow measures are defined differently by different companies in our industry, our distributable cash flow before certain items may not be comparable to distributable cash flow measures of other companies. Segment earnings before DD&A, amortization of excess cost of equity investments, and certain items, has similar limitations. Our management compensates for the limitations of these non-GAAP measures by reviewing our comparable GAAP measures, understanding the differences between the measures and taking this information into account in its analysis and its decision making processes.

Distributable Cash Flow

Our partnership agreement requires us to distribute 100% of our available cash to our partners on a quarterly basis (available cash as defined in our partnership agreement generally consists of all our cash receipts, less cash disbursements and changes in reserves). For more information, see Note 11 to our consolidated financial statements. Distributable cash flow, sometimes referred to in this report as DCF, is an overall performance metric we use to estimate the ability of our assets to generate cash flows on an ongoing basis and as a measure of available cash. The following table discloses the calculation of our DCF for each of the years ended December 31, 2013, 2012 and 2011 (calculated before the combined effect from all of the 2013, 2012 and 2011 certain items disclosed in the footnotes to the tables below):
Distributable Cash Flow

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net Income	$3,317	$1,401	$1,268
(Less)/Add: Certain items and noncontrolling interests - combined (income)/expense(a)	(606)	821	474
Net Income before certain items attributable to KMEP	2,711	2,222	1,742
Less: General Partner’s interest in Net Income before certain items(b)	(1,703)	(1,412)	(1,180)
Limited Partners’ interest in Net Income before certain items	1,008	810	562
Depreciation, depletion and amortization(c)(e)	1,524	1,252	1,133
Book (cash) taxes paid, net	44	(2)	27
Incremental contributions from equity investments in the Express Pipeline and Endeavor Gathering LLC	(5)	3	15
Sustaining capital expenditures(d)(e)	(327)	(285)	(212)
Distributable cash flow (DCF) before certain items	$2,244	$1,778	$1,525
________

(a)
Equal to the combined effect from (i) all of the 2013, 2012 and 2011 certain items disclosed in the footnotes to the “—Results of Operations” table below, excluding footnote (g) (and described in more detail below in both our management discussion and analysis of segment results and “—Other”) and (ii) net income attributable to noncontrolling interests.

(b)
2013 amount includes a $75 million general partner incentive distribution waiver related to common units issued to finance our May 2013 Copano acquisition. 2013, 2012 and 2011 amounts also include reductions of $4 million, $26 million and $29 million, respectively, for waived general partner incentive distribution amounts related to common units issued to finance a portion of our July 2011 KinderHawk acquisition. In addition, our general partner has also agreed to waive incentive distribution amounts equal to (i) $120 million for 2014, $120 million for 2015, $110 million for 2016, and annual amounts thereafter decreasing by $5 million per year from the 2016 level to support the Copano acquisition and (ii) $13 million for 2014, $19 million for 2015 and $6 million for 2016 to support our APT and SCT acquisitions.

(c)
2013, 2012 and 2011 amounts include expense amounts of $87 million, $176 million and $171 million, respectively, for our proportionate share of the DD&A expenses of our unconsolidated joint ventures. 2012 and 2011 amounts also include expense amounts of $7 million and $27 million, respectively, from our FTC Natural Gas Pipelines disposal group. 2013 and 2012 amounts also exclude expense amounts of $19 million and $97 million, respectively, attributable to our drop-down asset groups for periods prior to our acquisition.

(d)
2013, 2012 and 2011 amounts include expenditures of $3 million, $19 million and $10 million, respectively, for our proportionate share of the sustaining capital expenditures (those capital expenditures which do not increase the capacity or throughput) of certain unconsolidated joint ventures.

(e)
In order to more closely track the cash distributions we receive from our unconsolidated joint ventures, our calculation of DCF (i) adds back our proportionate share of the DD&A expenses of certain joint ventures and (ii) subtracts our proportionate share of the sustaining expenditures (those capital expenditures which do not increase the capacity or throughput) of certain joint ventures.

Consolidated Earnings Results

With regard to our reportable business segments, we consider segment earnings before all depreciation, depletion and amortization expenses, and amortization of excess cost of equity investments, to be an important measure of our success in maximizing returns to our partners. This measure, sometimes referred to in this report as segment EBDA, is more fully defined in footnote (a) to the “—Results of Operations” table below. We also use segment EBDA internally as a measure of profit and loss used for evaluating segment performance and for deciding how to allocate resources to our five reportable business segments. EBDA may not be comparable to measures used by other companies. Additionally, EBDA should be considered in conjunction with net income and other performance measures such as operating income, income from continuing operations or operating cash flows.

Results of Operations

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines	$2,977	$1,562	$546
CO2	1,435	1,322	1,099
Products Pipelines	602	670	463
Terminals	853	709	704
Kinder Morgan Canada	340	229	202
Segment EBDA(b)	6,207	4,492	3,014

DD&A expense(c)	(1,446)	(1,159)	(928)
Amortization of excess cost of equity investments	(10)	(7)	(7)
General and administrative expenses(d)	(560)	(547)	(473)
Interest expense, net of unallocable interest income(e)	(860)	(700)	(531)
Unallocable income tax expense	(10)	(9)	(8)
Income from continuing operations	3,321	2,070	1,067
(Loss) income from discontinued operations(f)	(4)	(669)	201
Net income	3,317	1,401	1,268
Net income attributable to noncontrolling interests(g)	(36)	(18)	(10)
Net income attributable to KMEP	$3,281	$1,383	$1,258
____________

(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other expense (income).  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)
2013, 2012 and 2011 amounts include an increase in earnings of $657 million, an increase in earnings of $275 million and a decrease in earnings of $387 million, respectively, related to the combined effect from all of the 2013, 2012 and 2011 certain items impacting continuing operations and disclosed below in our management discussion and analysis of segment results.

(c)	2013 and 2012 amounts include increases in expense of $19 million and $97 million, respectively, attributable to our drop-down asset groups for periods prior to our acquisition dates.

(d)
2013, 2012 and 2011 amounts include increases in expense of $49 million, $124 million and $94 million, respectively, related to the combined effect from all of the 2013, 2012 and 2011 certain items related to general and administrative expenses disclosed below in “—Other.”

(e)
2013 and 2012 amounts include increases in expense of $10 million and $68 million, respectively, related to the combined effect from all of the 2013 and 2012 certain items related to interest expense disclosed below in “—Other.”

(f)
Represents amounts attributable to our FTC Natural Gas Pipelines disposal group. 2013 amount represents an incremental loss related to the sale of our disposal group effective November 1, 2012. 2012 amount includes a combined $829 million loss from the remeasurement of net assets to fair value and the sale of our disposal group. 2011 amount includes a $10 million increase in expense from the write-off of a receivable for fuel under-collected prior to 2011. 2012 and 2011 amounts also include depreciation and amortization expenses of $7 million and $27 million, respectively.

(g)
2013, 2012 and 2011 amounts include an increase of $5 million, a decrease of $4 million and a decreases of $7 million, respectively, in net income attributable to our noncontrolling interests, related to the combined effect from all of the 2013, 2012 and 2011 certain items disclosed below in both our management discussion and analysis of segment results and “—Other.”

For the comparable years of 2013 and 2012, total segment EBDA increased $1,715 million (38%) in 2013; however, this overall increase:

▪	included a $382 million increase in EBDA from the effect of the certain items described in footnote (b) to the “—Results of Operations” table above; and

▪	excluded a $167 million decrease in EBDA from discontinued operations (as described in footnote (f) to the “—Results of Operations” table above).

After adjusting for these two items, the remaining $1,166 million (27%) increase in segment EBDA in 2013 versus 2012 resulted from higher earnings from our Natural Gas Pipelines, CO2, Products Pipelines and Terminals business segments. The yearly increase in total segment EBDA was partially offset by a decrease in EBDA from our Kinder Morgan Canada business segment.
For the comparable years of 2012 and 2011, total segment EBDA increased $1,478 million (49%) in 2012; however, this overall increase:

▪	included a $662 million increase in EBDA from the effect of the certain items described in footnote (b) to the “—Results of Operations” table above; and

▪	excluded a $71 million decrease in EBDA from discontinued operations (as described in footnote (f) to the “—Results of Operations” table above).

After adjusting for these two items, the remaining $745 million (20%) increase in segment EBDA in 2012 versus 2011 resulted from higher earnings from all five of our reportable business segments, driven mainly by increases attributable to our Natural Gas Pipelines and CO2 business segments.
Natural Gas Pipelines

	Year Ended December 31,
	2013	2012	2011
	(In millions, except operating statistics)
Revenues(a)	$7,110	$4,319	$3,943
Operating expenses	(4,925)	(2,946)	(3,370)
Other income (expense)	44	(1)	—
Earnings from equity investments	181	186	140
Interest income and Other, net	576	8	(164)
Income tax expense	(9)	(4)	(3)
EBDA from continuing operations(b)	2,977	1,562	546
Discontinued operations(c)	(4)	(662)	228
EBDA including discontinued operations	$2,973	$900	$774

Natural gas transport volumes (TBtu)(d)	5,738.3	5,875.0	5,285.2
Natural gas sales volumes (TBtu)(e)	897.3	879.1	804.7
Natural gas gathering volumes (BBtu/d)(f)	2,959.3	2,996.2	2,475.9
__________

(a)
2013 and 2012 amounts include increases of $111 million and $574 million, respectively, attributable to our drop-down asset groups for periods prior to our acquisition dates. 2013 amount also includes a $16 million decrease related to derivative contracts used to hedge forecasted natural gas, NGL and crude oil sales.

(b)
2013, 2012 and 2011 amounts include a $641 million increase in earnings, a $355 million increase in earnings and a $167 million decrease in earnings, respectively, related to the combined effect from certain items. 2013 amount consists of (i) a $558 million gain from the remeasurement of our previously held 50% equity interest in Eagle Ford to fair value; (ii) a $62 million increase in earnings attributable to our drop-down asset groups for periods prior to our acquisition dates; (iii) a $36 million gain from the sale of certain Gulf Coast offshore and onshore TGP supply facilities; (iv) a $16 million decrease in earnings related to derivative contracts, as described in footnote (a); and (v) a combined $1 million increase from other certain items. 2012 amount consists of a $344 million increase in earnings attributable to our drop-down asset groups for periods prior to our acquisition dates, and a combined $11 million increase from other certain items. 2011 amount consists of a $167 million loss from the remeasurement of our previously held 50% equity interest in KinderHawk to fair value.

(c)
Represents EBDA attributable to our FTC Natural Gas Pipelines disposal group.  2013 amount represents a loss from the sale of net assets. 2012 amount includes a combined loss of $829 million from the remeasurement of net assets to fair value and the sale of net assets. 2011 amount includes a $10 million increase in expense from the write-off of a receivable for fuel under-collected prior to 2011.  2012 and 2011 amounts also include revenues of $227 million and $322 million, respectively.

(d)
Includes pipeline volumes for TransColorado Gas Transmission Company LLC, Midcontinent Express Pipeline LLC, Kinder Morgan Louisiana Pipeline LLC, Fayetteville Express Pipeline LLC, TGP, EPNG, Copano South Texas and the Texas intrastate natural gas pipeline group. Volumes for acquired pipelines are included for all periods.

(e)	Represents volumes for the Texas intrastate natural gas pipeline group.

(f)
Includes Copano operations, EP midstream assets operations, KinderHawk, Endeavor, Bighorn Gas Gathering, L.L.C., Webb Duval Gatherers, Fort Union Gas Gathering L.L.C., EagleHawk, and Red Cedar Gathering Company throughput volumes. Joint venture throughput is reported at our ownership share. Volumes for acquired pipelines are included for all periods.

The certain items described in the footnotes to the table above accounted for a $1,111 million increase in our Natural Gas Pipelines business segment’s EBDA (including discontinued operations) in 2013, and a $297 million decrease in segment EBDA in 2012, when compared to the respective prior year. The certain items also accounted for a $479 million decrease in segment revenues (including discontinued operations) in 2013, and a $574 million increase in segment revenues in 2012, when compared to the respective prior year. Following is information, including discontinued operations, related to the segment’s remaining (i) $962 million (70%) and $423 million (44%) increases in EBDA and (ii) $3,043 million (77%) increase and $293 million (7%) decrease in revenues in 2013 and 2012, when compared with the respective prior year:

Year Ended December 31, 2013 versus Year Ended December 31, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
TGP	$494	n/a	$621	n/a
EPNG	284	n/a	434	n/a
Copano operations (excluding Eagle Ford)	233	n/a	1,119	n/a
EP midstream asset operations	63	n/a	147	n/a
Eagle Ford(a)	56	166%	419	n/a
Texas Intrastate Natural Gas Pipeline Group	16	5%	874	31%
KinderHawk Field Services	13	8%	9	5%
Kinder Morgan Treating operations	(26)	(32)%	(47)	(30)%
All others (including eliminations)	(4)	(2)%	(306)	(263)%
Total Natural Gas Pipelines-continuing operations	1,129	93%	3,270	87%
Discontinued operations(b)	(167)	(100)%	(227)	(100)%
Total Natural Gas Pipelines-including discontinued operations	$962	70%	$3,043	77%
__________
n/a - not applicable

(a)
Equity investment until May 1, 2013.  On that date, as part of our Copano acquisition, we acquired the remaining 50% ownership interest that we did not already own. Prior to that date, we recorded earnings under the equity method of accounting, but we received distributions in amounts essentially equal to equity earnings plus our share of depreciation and amortization expenses less our share of sustaining capital expenditures (those capital expenditures which do not increase the capacity or throughput).

(b)	Represents amounts attributable to our FTC Natural Gas Pipelines disposal group.

The significant increases and decreases in our Natural Gas Pipelines business segment’s EBDA in the comparable years of 2013 and 2012 included the following:

▪	incremental earnings of $494 million from TGP, which we acquired from KMI effective August 1, 2012;

▪	incremental earnings of $284 million from EPNG, which we acquired 50% from KMI effective August 1, 2012, and 50% from KMI effective March 1, 2013;

▪
incremental earnings of $233 million from our Copano operations, which we acquired effective May 1, 2013 (but excluding Copano’s 50% ownership interest in Eagle Ford, which is included below with the 50% ownership interest we previously owned);

▪	incremental earnings of $63 million from our EP midstream assets, which we acquired 50% from KKR effective June 1, 2012, and 50% from KMI effective March 1, 2013;

▪
incremental earnings of $56 million (166%) from our now wholly-owned Eagle Ford natural gas gathering operations, due primarily to the incremental 50% ownership interest we acquired as part of our acquisition of Copano effective May 1, 2013, and partly to higher natural gas gathering volumes from the Eagle Ford shale formation;

▪
a $16 million (5%) increase from our Texas intrastate natural gas pipeline group, due largely to higher transport margins (primarily related to higher transportation volumes from the Eagle Ford shale formation in south Texas) and lower pipeline maintenance expenses (due to both higher pipeline integrity maintenance and unexpected well repair expenses incurred in the last half of 2012), but partially offset by both lower storage margins (due mainly to timing differences on storage settlements) and lower natural gas processing margins (due mainly to lower NGL prices). The growth in revenues across both comparable years reflect higher natural gas sales revenues, driven by higher natural gas sales volumes in 2013 versus 2012. However, because our intrastate group both purchases and sells significant volumes of natural gas, and because the group generally sells natural gas in the same price environment in which it is purchased, the increases in its natural gas sales revenues were largely offset by corresponding increases in its natural gas purchase costs;

▪
incremental earnings of $13 million (8%) increase from KinderHawk Field Services, driven by increased CO2 treating fees, increased gathering rates and increased minimum volume commitments, partly offset by lower throughput volumes; and

▪	a $26 million (32%) decrease from our natural gas treating operations, primarily due to lower sales volumes and margins from treating equipment manufacturing.

The period-to-period decreases in EBDA from discontinued operations was due to the sale of our FTC Natural Gas Pipelines disposal group effective November 1, 2012. For further information about this sale, see Note 3 “Acquisitions and Divestitures—Divestitures—FTC Natural Gas Pipelines Disposal Group – Discontinued Operations” to our consolidated financial statements.
Year Ended December 31, 2012 versus Year Ended December 31, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
TGP	$308	n/a	$421	n/a
KinderHawk Field Services(a)	58	52%	95	96%
EPNG	36	n/a	—	n/a
Kinder Morgan Treating operations	33	70%	69	79%
Fayetteville Express Pipeline LLC(b)	31	131%	—	n/a
Eagle Ford(b)	23	203%	—	n/a
Texas Intrastate Natural Gas Pipeline Group	(6)	(2)%	(776)	(22)%
All others (including eliminations)	11	6%	(7)	(6)%
Total Natural Gas Pipelines-continuing operations	494	69%	(198)	(5)%
Discontinued operations(c)	(71)	(30)%	(95)	(29)%
Total Natural Gas Pipelines-including discontinued operations	$423	44%	$(293)	(7)%
__________
n/a - not applicable

(a)	Equity investment until July 1, 2011. See Note (b).

(b)
Equity investment.  We record earnings under the equity method of accounting, but we receive distributions in amounts essentially equal to equity earnings plus our share of depreciation and amortization expenses less our share of sustaining capital expenditures.

(c)	Represents amounts attributable to our FTC Natural Gas Pipelines disposal group.

The significant increases and decreases in our Natural Gas Pipelines business segment’s EBDA in the comparable years of 2012 and 2011 included the following:

▪	incremental earnings of $344 million from our August 2012 drop-down asset group (our wholly-owned TGP and our 50%-owned EPNG), which we acquired from KMI effective August 1, 2012;

▪
incremental earnings of $58 million from our wholly-owned KinderHawk Field Services, LLC, due principally to the inclusion of a full year of operations in 2012 (we acquired the remaining 50% ownership interest in KinderHawk that we did not already own and began accounting for our investment under the full consolidation method effective July 1, 2011);

▪
incremental earnings of $33 million due principally to the inclusion of a full year of operations in 2012 from SouthTex Treaters, Inc., which was acquired by Kinder Morgan Treating operations effective November 30, 2011;

▪
a $31 million (131%) increase in equity earnings from our 50%-owned Fayetteville Express Pipeline LLC—driven by a ramp-up in firm contract transportation volumes, and to lower interest expense. Higher year-over-year transportation revenues reflected a 15% increase in natural gas transmission volumes, and the decrease in interest expense related to Fayetteville Express Pipeline LLC’s refinancing of its prior bank credit facility in July 2011;

▪	incremental equity earnings of $23 million from our 50%-owned Eagle Ford, which initiated flow on its natural gas gathering system on August 1, 2011; and

▪
a $6 million (2%) decrease from our Texas intrastate natural gas pipeline group—driven by higher operating and maintenance expenses, lower margins on natural gas processing activities, and lower margins on natural gas sales. The increase in expenses was driven by both higher pipeline integrity maintenance and unexpected repairs at the Markham storage facility. The decrease in processing margin was mostly due to lower NGL prices, and the year-over-year decrease in sales margin was due to lower average natural gas sales prices in 2012 compared to 2011.

The overall year-to-year decrease in EBDA from discontinued operations was largely due to the loss of income due to the sale of our discontinued operations effective November 1, 2012. EBDA from our Kinder Morgan Interstate Gas Transmission pipeline system and our Trailblazer pipeline system decreased $29 million (33%) and $20 million (59%), respectively, in 2012 versus 2011. In addition to the loss of income due to our divestiture, earnings from both pipeline systems decreased during the ten months we owned the assets in 2012 compared to the same period in 2011. The decrease was driven by lower revenues in 2012, generally related to lower net fuel recoveries, lower margins on operational natural gas sales, and excess natural gas transportation capacity existing out of the Rocky Mountain region, relative to 2011.

CO2

	Year Ended December 31,
	2013	2012	2011
	(In millions, except operating statistics)
Revenues(a)	$1,857	$1,677	$1,416
Operating expenses	(439)	(381)	(342)
Other income	—	7	—
Earnings from equity investments	24	25	24
Interest income and Other, net	—	(1)	5
Income tax expense	(7)	(5)	(4)
EBDA(a)(b)	$1,435	$1,322	$1,099

Southwest Colorado CO2 production (gross) (Bcf/d)(c)	1.2	1.2	1.3
Southwest Colorado CO2 production (net) (Bcf/d)(c)	0.5	0.5	0.5
SACROC oil production (gross)(MBbl/d)(d)	30.7	29.0	28.6
SACROC oil production (net)(MBbl/d)(e)	25.5	24.1	23.8
Yates oil production (gross)(MBbl/d)(d)	20.4	20.8	21.7
Yates oil production (net)(MBbl/d)(e)	9.0	9.3	9.6
Katz oil production (gross)(MBbl/d)(d)	2.7	1.7	0.5
Katz oil production (net)(MBbl/d)(e)	2.2	1.4	0.4
Goldsmith Landreth oil production (gross)(MBbl/d)(d)	0.7	-	-
Goldsmith Landreth oil production (net)(MBbl/d)(e)	0.6	-	-
NGL sales volumes (net)(MBbl/d)(e)	9.9	9.5	8.5
Realized weighted average oil price per Bbl(f)	$92.70	$87.72	$69.73
Realized weighted average NGL price per Bbl(g)	$46.43	$50.95	$65.61
__________

(a)
2013, 2012 and 2011 amounts include unrealized gains of $3 million, unrealized losses of $11 million and unrealized gains of $5 million, respectively, all relating to derivative contracts used to hedge forecasted crude oil sales.

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

Our CO2 segment’s primary businesses involve the production, marketing and transportation of both CO2 and crude oil, and the production and marketing of natural gas and NGL. We refer to the segment’s two primary businesses as its Oil and Gas Producing Activities and Sales and Transportation Activities.

Combined, the certain items described in footnotes (a) and (b) to the table above accounted for a $7 million increase in segment EBDA in 2013, and a $9 million decrease in segment EBDA in 2012, when compared to the respective prior year. The certain items also accounted for a $14 million increase in segment revenues in 2013, and a $16 million decrease in segment revenues in 2012, when compared to the respective prior year. For each of the segment’s two primary businesses, following is information related to the remaining (i) $106 million (8%) and $232 million (21%) increases in EBDA and (ii) $166 million (10%) and $277 million (20%) increases in revenues in both 2013 and 2012, when compared with the respective prior year:
Year Ended December 31, 2013 versus Year Ended December 31, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$74	8%	$144	11%
Sales and Transportation Activities	32	9%	40	10%
Intrasegment Eliminations	—	—	(18)	(23)%
Total CO2	$106	8%	$166	10%
__________

The segment’s oil and gas producing activities include the operations associated with its ownership interests in oil-producing fields and natural gas processing plants.  When compared to 2012, the increase in earnings from the segment’s oil and gas producing activities in 2013 was mainly due to the following:

▪
a $148 million (13%) increase in crude oil sales revenues—due primarily to higher average realized sales prices for U.S. crude oil and partly due to higher oil sales volumes. Our realized weighted average price per barrel of crude oil increased 6% in 2013 versus 2012. The overall increase in oil sales revenues were also favorably impacted by a 7% increase in crude oil sales volumes, due primarily to both higher production from the Katz and SACROC field units, and to incremental production from the Goldsmith Landreth unit, which we acquired effective June 1, 2013 (volumes presented in the results of operations table above);

▪
a $9 million (5%) decrease in natural gas plant products sales—due to a 9% decrease in our realized weighted average price per barrel of NGL, but partially offset by a 4% increase in sales volumes; and

▪
a $65 million (20%) increase in operating expenses—driven primarily by higher fuel and power expenses, and higher maintenance and well workover expenses, all related to both increased drilling activity in 2013 and incremental expenses associated with the Goldsmith Landreth field unit.

EBDA from the segment’s sales and transportation activities increased by $32 million (9%) in 2013 versus 2012. The year-to-year increase in earnings was driven by (i) higher CO2 sales revenues, due to an almost 10% increase in average sales prices; (ii) higher reimbursable project revenues, largely related to the completion of prior expansion projects on the Central Basin pipeline system; and (iii) higher third party storage revenues at the Yates field unit.
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
__________
When compared to 2011, the increase in earnings from the segment’s oil and gas producing activities in 2012 was mainly due to the following:

▪
a $256 million (29%) increase due to higher crude oil sales revenues—driven by higher average realizations for U.S. crude oil, and increased oil production at both the Katz and SACROC field units. When compared to 2011, our realized weighted average price per barrel of crude oil increased 26% in 2012 (from $69.73 per barrel in 2011 to $87.72 per barrel in 2012);

▪
a $46 million (14%) decrease due to higher combined operating expenses—driven primarily by higher well workover expenses (due to increased drilling activity) and higher severance and property tax expenses; and

▪
a $26 million (13%) decrease due to lower plant product sales revenues—due to a 22% year-over-year decrease in the realized weighted average price per barrel of NGL (from $65.61 per barrel in 2011 to $50.95 per barrel in 2012). The decrease in revenues from lower prices more than offset an increase in revenues related to an overall 12% increase in plant products sales volumes.

The increase in EBDA from the segment’s sales and transportation activities in 2012 compared to 2011 was primarily revenue related, attributable to the following:

▪
a $24 million (10%) increase due to higher CO2 sales revenues—driven by a 17% increase in average sales prices, due primarily to two factors: (i) a change in the mix of contracts resulting in more CO2 being delivered under higher price contracts and (ii) heavier weighting of new CO2 contract prices to the price of crude oil; and

▪
a $22 million (22%) increase in all other revenues—due largely to both higher non-consent revenues and higher reimbursable project revenues. The increase in non-consent revenues related to sharing arrangements pertaining to certain expansion projects completed at the McElmo Dome unit in Colorado since the end of 2011. The increase in reimbursable revenues related to the completion of prior expansion projects on the Central Basin pipeline system.

Products Pipelines

	Year Ended December 31,
	2013	2012	2011
	(In millions, except operating statistics)
Revenues	$1,853	$1,370	$914
Operating expenses	(1,295)	(759)	(500)
Other income (expense)	(6)	7	10
Earnings from equity investments	66	58	51
Interest income and Other, net	3	11	8
Income tax expense	(19)	(17)	(20)
EBDA(a)	$602	$670	$463

Gasoline (MMBbl)(b)	423.4	395.3	398.0
Diesel fuel (MMBbl)	142.4	141.5	148.9
Jet fuel (MMBbl)	110.6	110.6	110.5
Total refined product volumes (MMBbl)(c)	676.4	647.4	657.4
NGL (MMBbl)(d)	37.3	31.7	26.1
Condensate (MMBbl)(e)	12.6	1.4	n/a
Total delivery volumes (MMBbl)	726.3	680.5	683.5
Ethanol (MMBbl)(f)	38.7	33.1	30.4
__________

(a)
2013, 2012 and 2011 amounts include decreases in earnings of $182 million, $33 million and $231 million, respectively, related to the combined effect from certain items. 2013 amount consists of a $162 million increase in expense associated with rate case liability adjustments, a $15 million increase in expense associated with a legal liability adjustment related to a certain West Coast terminal environmental matter and a $5 million loss from the write-off of assets at our Los Angeles Harbor West Coast terminal. 2012 amount consists of a $32 million increase in expense associated with environmental liability and environmental recoverable receivable adjustments, and a combined $1 million decrease in earnings from other certain items. 2011 amount consists of a $168 million increase in expense associated with rate case liability adjustments, a $60 million increase in expense associated with rights-of-way lease payment liability adjustments, and a combined $3 million decrease in earnings from other certain items.

(b)	Volumes include ethanol pipeline volumes.

(c)	Includes Pacific, Plantation Pipe Line Company, Calnev, Central Florida and Parkway pipeline volumes.

(d)	Includes Cochin and Cypress pipeline volumes.

(e)	Includes Kinder Morgan Crude & Condensate and Double Eagle Pipeline LLC pipeline volumes.

(f)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

Combined, the certain items described in footnote (a) to the table above accounted for a $149 million decrease in segment EBDA in 2013, and a $198 million increase in segment EBDA in 2012, when compared with the respective prior year. Following is information related to the segment’s (i) remaining $81 million (12%) and $9 million (1%) increases in EBDA and (ii) $483 million (35%) and $456 million (50%) increases in revenues in both 2013 and 2012, when compared with the respective prior year:

Year Ended December 31, 2013 versus Year Ended December 31, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Transmix operations	$27	174%	$406	82%
Cochin Pipeline	25	34%	33	42%
Kinder Morgan Crude & Condensate Pipeline	14	n/a	19	n/a
Southeast terminal operations	6	9%	12	12%
Plantation Pipe Line Company	4	6%	—	n/a
Double Eagle Pipeline LLC	3	n/a	3	n/a
Pacific operations	(7)	(3)%	3	1%
All others (including eliminations)	9	5%	7	3%
Total Products Pipelines	$81	12%	$483	35%
__________
n/a - not applicable

The primary increases and decreases in our Products Pipelines business segment’s EBDA in 2013 compared to 2012 were attributable to the following:

▪
a $27 million (174%) increase from our transmix processing operations—due to higher margins on processing volumes, incremental earnings from third-party sales of excess renewable identification numbers (RINS) (generated through our ethanol blending operations), and to the recognition of unfavorable net carrying value adjustments to product inventory recognized in 2012. The period-to-period increases in revenues were mainly due to the expiration of certain transmix fee-based processing agreements since the end of the third quarter of 2012. Due to the expiration of these contracts, we now directly purchase incremental transmix volumes and sell incremental volumes of refined products, resulting in both higher revenues and higher costs of sales expenses;

▪
a $25 million (34%) increase from our Cochin Pipeline—primarily due to higher transportation revenues, driven by an overall 33% increase in pipeline throughput volumes, partly attributable to incremental ethane/propane volumes as a result of pipeline modification projects completed in June 2012;

▪
incremental earnings of $14 million from our Kinder Morgan Crude & Condensate Pipeline, which began transporting crude oil and condensate volumes from the Eagle Ford shale gas formation to multiple terminaling facilities along the Texas Gulf Coast in October 2012;

▪
a $6 million (9%) increase from our Southeast terminal operations, driven by higher margins from ethanol blending operations, and higher revenues from refined products and bio-fuels throughput volumes;

▪
a $4 million (6%) increase from our approximate 51% interest in Plantation Pipe Line Company—due largely to higher transportation revenues driven by an 11% increase in system delivery volumes, and by higher average tariff rates since the end of 2012;

▪
incremental earnings of $3 million from our 50% interest in Double Eagle Pipeline LLC—which gathers condensate and crude oil for Eagle Ford shale producers and which we acquired as part of our Copano acquisition effective May 1, 2013;

▪
a $7 million (3%) decrease from our Pacific operations, primarily attributable to a reduction in mainline transportation revenues with a nearly 2% increase in system-wide delivery volumes. The change to transport revenues related to reductions associated with various interstate and California intrastate rate case decisions; and

▪	a $9 million (5%) increase from all other represents a number of small increases at various locations.

Year Ended December 31, 2012 versus Year Ended December 31, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Cochin Pipeline	$22	43%	$4	5%
Kinder Morgan Crude & Condensate Pipeline	5	230%	4	n/a
Plantation Pipe Line Company	4	7%	1	3%
Southeast terminal operations	4	5%	3	3%
Transmix operations	(18)	(54)%	447	928%
Pacific operations	(9)	(3)%	(10)	(2)%
Calnev	(8)	(16)%	(6)	(8)%
All others (including eliminations)	9	7%	13	7%
Total Products Pipelines	$9	1%	$456	50%
__________
n/a - not applicable

The primary increases and decreases in our Products Pipelines business segment’s EBDA in 2012 compared to 2011 were attributable to the following:

▪
a $22 million (43%) increase from our Cochin NGL pipeline system—due mainly to a $10 million increase in gross margin, and due partly to both the favorable settlement of a pipeline access dispute and a favorable 2012 income tax adjustment. The increase in gross margin was mainly due to an overall 40% increase in pipeline throughput volumes, which included incremental ethane/propane volumes related primarily to completed expansion projects since the end of 2011;

▪	incremental earnings of $5 million from our Kinder Morgan Crude & Condensate Pipeline, which began transporting crude oil and condensate volumes in October 2012;

▪
a $4 million (7%) increase from our approximate 51% equity interest in Plantation Pipe Line Company—due largely to higher transportation revenues driven by higher average tariff rates since the end of 2011;

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

▪	an $8 million (16%) decrease from Calnev—chiefly due to an approximate 9% decrease in pipeline delivery volumes that were due in part to incremental services offered by a competing pipeline.

Terminals

	Year Ended December 31,
	2013	2012	2011
	(In millions, except operating statistics)
Revenues	$1,410	$1,359	$1,315
Operating expenses	(657)	(685)	(634)
Other income	91	15	1
Earnings from equity investments	22	21	11
Interest income and Other, net	1	2	6
Income tax (expense) benefit	(14)	(3)	5
EBDA(a)	$853	$709	$704

Bulk transload tonnage (MMtons)(b)	89.9	96.9	99.8
Ethanol (MMBbl)	65.0	65.3	61.0
Liquids leaseable capacity (MMBbl)	68.1	60.4	60.2
Liquids utilization %(c)	94.5%	92.8%	94.5%
__________

(a)
2013, 2012 and 2011 amounts include an increase of $55 million, a decrease of $43 million, and an increase of $3 million, respectively, related to the combined effect from certain items. 2013 amount consists of (i) a $109 million increase in earnings from casualty indemnification gains; (ii) an $8 million increase in revenues related to hurricane expense reimbursements; (iii) a $59 million increase in clean-up and repair expense, all related to 2012 hurricane activity at our New York Harbor and Mid-Atlantic terminals; and (iv) a $3 million increase in expense associated with the removal of certain physical assets at our Tampaplex bulk terminal located in Tampa, Florida. 2012 amount consists of a $51 million increase in expense related to hurricanes Sandy and Isaac clean-up and repair activities and the associated write-off of damaged assets, a $4 million increase in expense associated with environmental liability adjustments, and a $12 million casualty indemnification gain related to a 2010 casualty at our Myrtle Grove, Louisiana, ITM facility. 2011 amount consists of a $5 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to us from KMI (however, we do not have any obligation, nor did we pay any amounts or realize any direct benefits related to this compensation expense), and a combined $2 million decrease from other certain items.

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

Combined, the certain items described in footnote (a) to the table above accounted for a $98 million increase in segment EBDA in 2013, a $46 million decrease in segment EBDA in 2012, and an $8 million increase in segment revenues in 2013, when compared with the respective prior year. Following is information related to the segment’s (i) remaining $46 million (6%) and $51 million (7%) increases in EBDA and (ii) $43 million (3%) and $44 million (3%) increases in revenues in both 2013 and 2012, when compared with the respective prior year:

Year Ended December 31, 2013 versus Year Ended December 31, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Gulf Liquids	$21	11%	$34	14%
Rivers	15	24%	7	5%
Midwest	9	18%	14	11%
Northeast	5	4%	1	—%
Acquired assets and businesses	4	n/a	5	n/a
Southeast	3	7%	—	—%
Mid-Atlantic	—	—%	(5)	(3)%
All others (including intrasegment eliminations and unallocated income tax expenses)	(11)	(5)%	(13)	(3)%
Total Terminals	$46	6%	$43	3%
__________

The overall increase in our Terminals’ EBDA in 2013 versus 2012 was driven by incremental contributions from our Gulf Liquids terminals, due primarily to higher liquids revenues from our Pasadena and Galena Park liquids facilities located along the Houston Ship Channel. The facilities benefited from high gasoline export demand, increased rail services, and new and incremental customer agreements at higher rates. For all terminals included in our Terminals business segment, total liquids leaseable capacity increased to 68.1 MMBbl at year-end 2013, up 12.7% from a capacity of 60.4 MMBbl at the end of 2012. The increase in capacity was mainly due to the acquisition of our Norfolk and Chesapeake, Virginia facilities from Allied Terminals in June 2013 (incremental contributions from these two terminals are included within the “Acquired assets and businesses” line in the two tables above), and the partial in-service of BOSTCO and Edmonton Tank expansion projects. At the same time, our overall liquids utilization rate increased 1.8% since the end of 2012.

The Rivers region earnings and revenues increased due to the in-service of the IMT Phase I and II expansion projects at our International Marine Terminal (located at Myrtle Grove, Louisiana, near the mouth of the Mississippi River). The region also benefited from lower operating and maintenance costs.

Much of the Midwest’s improvement comes from the opening in August 2013 of the BP Whiting terminal (Whiting, Indiana). Salt and ethanol increases account for the rest of the improvement.

The period-to-period increases in earnings from our Northeast terminal operations were driven by incremental contributions from our Carteret New Jersey liquids facility and our Perth Amboy, New Jersey liquids terminal. Carteret benefited from both higher non-operating income (due to insurance indemnifications received for 2012 business interruptions caused by Hurricane Sandy) and higher revenues (due in part to new and restructured customer agreements at higher rates). Our Perth Amboy terminal benefited from higher year-over-year revenues, due mainly to additional and restructured customer contracts at higher rates.
Earnings from our Mid-Atlantic terminals were flat across both 2013 and 2012, as higher earnings from our Fairless Hills, Pennsylvania bulk terminal were offset by lower earnings and revenues from our Pier IX terminal, located in Newport News, Virginia. The earnings increase from Fairless Hills was primarily due to higher margins and volumes from steel and fertilizer transfers, driven by rebounding manufacturing and agricultural demand in the last half of 2013, as well as fertilizer expansion projects coming on-line. The decreases in revenues and earnings from Pier IX were due primarily to an 8% drop in coal transfer volumes, due largely to some weakening in the coal export market relative to 2012, and due partly to scheduled maintenance at the facility in the second quarter of 2013.
The remaining increases and decreases in our Terminals segment’s earnings and revenues—reported in the “All others” line in the table above—represent increases and decreases in terminal results at various locations; however the overall decreases across the comparable years were due in large part to (i) the loss of business effective March 31, 2013 when TRANSFLO, a wholly owned subsidiary of CSX, elected to terminate their contract with our materials handling, wholly-owned subsidiary, Kinder Morgan Materials Services (KMMS); and (ii) higher income tax expense.

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
__________

The overall increase in EBDA from our Terminals business segment in 2012 compared to 2011 was driven by higher contributions from the terminal facilities included in our Gulf Liquids, Mid-Atlantic and Northeast regions. The increase from our Gulf Liquids facilities was driven by higher warehousing revenues (as a result of new and renewed customer agreements at higher rates) at our Galena Park and Pasadena, Texas facilities, higher ethanol volumes through our Deer Park, Texas rail terminal, and higher overall gasoline throughput volumes. We also benefited from both higher capitalized overhead associated with the ongoing construction of our majority-owned Battleground Oil Specialty Terminal Company LLC terminal located on the Houston Ship Channel, and higher earnings from our crude oil storage operations located in Cushing, Oklahoma.
The year-to-year earnings increase from our Mid-Atlantic region resulted primarily from higher export coal shipments from our Pier IX terminal, and higher import steel and iron ore imports from our Fairless Hills, Pennsylvania bulk terminal. Economic expansion in developing countries generated a growth cycle in the coal export market during 2012, and due both to this growth in demand and to completed infrastructure expansions since the end of 2011, our total export coal volumes (for all terminals combined) increased by 5.7 million tons (38%) in 2012, when compared to the prior year.
The increase in earnings from our Northeast terminal operations was driven by higher contributions from our Staten Island terminal, due mainly to new and favorable contract changes. Despite being affected heavily by Hurricane Sandy in 2012, our liquids terminal in Carteret, New Jersey increased earnings primarily due to higher transfer and storage rates, and to new and renegotiated contracts. We also benefited from incremental earnings from our Philadelphia liquids terminal, due largely to new and restructured customer contracts at higher rates, and from our Perth Amboy, New Jersey liquids terminal, due primarily to higher gasoline throughput volumes and favorable contract changes.
The incremental earnings and revenues from acquired assets and businesses primarily represent contributions from our additional equity investment in the short-line railroad operations of Watco Companies, LLC (acquired in December 2011) and our bulk terminal (acquired in June 2011) that handles petroleum coke for the Total refinery located in Port Arthur, Texas. The incremental amounts represent earnings and revenues from acquired terminals’ operations during the additional months of ownership in 2012, and do not include increases or decreases during the same months we owned the assets in 2011.
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

Kinder Morgan Canada

	Year Ended December 31,
	2013	2012	2011
	(In millions, except operating statistics)
Revenues	$302	$311	$302
Operating expenses	(110)	(103)	(97)
Earnings from equity investments	4	5	(2)
Interest income and Other, net	249	17	14
Income tax expense	(105)	(1)	(15)
EBDA(a)	$340	$229	$202

Transport volumes (MMBbl)(b)	101.1	106.1	99.9
__________

(a)
2013 amount includes both a $224 million gain from the sale of our equity and debt investments in the Express pipeline system, and an associated $84 million increase in income tax expense related to the pre-tax gain amount. 2011 amount includes a $3 million increase in earnings associated with an income tax benefit (reflecting tax savings) related to non-cash compensation expense allocated to us from KMI (however, we do not have any obligation, nor did we pay any amounts related to this compensation expense).

(b)	Represents Trans Mountain pipeline system volumes.

Our Kinder Morgan Canada business segment includes the operations of our Trans Mountain and Jet Fuel pipeline systems, and until March 14, 2013, the effective date of sale, our one-third ownership interest in the Express crude oil pipeline system. Combined, the certain items described in footnote (a) to the table above accounted for a $140 million increase in segment EBDA in 2013, and a $3 million decrease in segment EBDA in 2012, when compared with the respective prior year. Following is information related to the segment’s (i) remaining $29 million (13%) decrease and $30 million (15%) increase in EBDA in 2013 and 2012 and (ii) $9 million (3%) decrease and $9 million (3%) increase in revenues in 2013 and 2012, when compared with the respective prior year:
Year Ended December 31, 2013 versus Year Ended December 31, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$(24)	(11)%	$(9)	(3)%
Express Pipeline(a)	(5)	(28)%	n/a	n/a
Jet Fuel Pipeline	—	—%	—	—
Total Kinder Morgan Canada	$(29)	(13)%	$(9)	(3)%
__________

(a)	Equity investment; accordingly, we recorded earnings under the equity method of accounting. However, we sold our debt and equity investments in Express effective March 14, 2013.

The period-to-period decreases in earnings before depreciation, depletion and amortization expenses from Express were primarily due to both lower equity earnings and lower interest income resulting from the sale of our equity and debt investments in Express effective March 14, 2013.

The decreases in Trans Mountain’s earnings were driven by (i) higher income tax expenses (due largely to general increases in British Columbia’s income tax rates since the end of the third quarter of 2012); (ii) unfavorable impacts from foreign currency translation (due to the weakening of the Canadian dollar since the end of 2012, we translated Canadian denominated income and expense amounts into less U.S. dollars in 2013); and (iii) lower management incentive fees earned from the operation of the Express pipeline system (due to its sale in March 2013). The period-to-period decreases in Trans Mountain’s earnings were partially offset by incremental non-operating income from allowances for funds used during construction (representing an estimate of the cost of capital funded by equity contributions).

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
Other

	Year Ended December 31,
	2013	2012	2011
	(In millions)
General and administrative expenses(a)	$560	$547	$473

Interest expense, net of unallocable interest income(b)	$860	$700	$531

Unallocable income tax expense	$10	$9	$8

Net income attributable to noncontrolling interests(c)	$36	$18	$10
__________

(a)
2013, 2012 and 2011 amounts include increases in expense of $49 million, $124 million and $94 million, respectively, related to the combined effect from certain items. 2013 amount consists of (i) a $34 million increase in expense associated with certain asset and business acquisition costs and unallocated legal expenses; (ii) a $10 million increase in unallocated severance expense associated with the asset drop-down groups and allocated to us from KMI (however, we do not have any obligation, nor did we pay any amounts related to this expense); (iii) a $9 million increase in expense attributable to our drop-down asset groups for periods prior to our acquisition dates; and (iv) a combined $4 million decrease in expense from other certain items. 2012 amount consists of a $110 million increase in expense attributable to our drop-down asset groups for periods prior to our acquisition dates (including $67 million of severance, retention and bonus expenses), and a combined $14 million increase in expense from other certain items. 2011 amount consists of a combined $90 million increase in non-cash compensation expense (including $87 million related to a special non-cash bonus expense to non-senior management employees) allocated to us from KMI; however, we do not have any obligation, nor did we pay any amounts related to this expense, and a combined $4 million increase in expense from other certain items.

(b)
2013 and 2012 amounts include increases in expense of $10 million and $68 million, respectively, related to the combined effect from certain items. 2013 amount consists of a $15 million increase in expense attributable to our drop-down asset groups for periods prior to our acquisition dates, and a $5 million decrease in expense associated with debt fair value adjustments recorded in purchase accounting for our Copano acquisition. 2012 amount consists of a $69 million increase in expense attributable to our drop-down asset groups for periods prior to our acquisition dates, and a combined $1 million decrease in expense from other certain items.

(c)
2013, 2012 and 2011 amounts include an increase of $5 million, a decrease of $4 million and a decrease of $7 million, respectively, in net income attributable to our noncontrolling interests, related to the combined effect from all of the 2013, 2012 and 2011 items previously disclosed in the footnotes to the tables included in “—Results of Operations.”

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

These expenses are generally not controllable by our business segment operating managers and therefore are not included when we measure business segment operating performance. For this reason, we do not specifically allocate our general and administrative expenses to our business segments. As discussed previously, we use segment EBDA internally as a measure of profit and loss to evaluate segment performance, and each of our segment’s EBDA includes all costs directly incurred by that segment.

Combined, the certain items described in footnote (a) to the table above decreased our general and administrative expenses by $75 million in 2013, and increased our general and administrative expenses by $30 million in 2012, when compared with the respective prior year.  The remaining $88 million (21%) and $44 million (12%) increases in general and administrative expenses in 2013 and 2012, respectively, were driven by the acquisition of additional businesses, primarily associated with our acquisition of the drop-down asset groups from KMI (effective August 1, 2012 and March 1, 2013), and for 2013 versus 2012, our acquisition of Copano (effective May 1, 2013). We also realized higher year-over-year employee benefits and payroll tax expenses, due mainly to both cost inflation increases on work-based health and insurance benefits and higher wage rates.

In the table above, we report our interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our interest expense to arrive at one interest amount, and after taking into effect the certain items described in footnote (b) to the table above, our unallocable interest expense increased $218 million (34%) in 2013 compared to 2012, and increased $101 million (19%) in 2012 compared to 2011.  For both pairs of comparable years, the increase in interest expense was attributable to higher average borrowings, and for 2013 compared to 2012, to higher effective interest rates.

Our average debt balances increased 24% in 2013 and 23% in 2012, when compared to the respective prior year.  The increases in average borrowings were largely due to the capital expenditures, business acquisitions (including debt assumed from the drop-down transactions), and joint venture contributions we have made since the beginning of 2011. For more information on our capital expenditures, capital contributions, and acquisition expenditures, see “—Liquidity and Capital Resources.”

The weighted average interest rate on all of our borrowings—including both short-term and long-term amounts—increased by 9% in 2013 versus 2012, but was essentially flat across both 2012 and 2011 (the weighted average interest rate on all of our borrowings was 4.62% during 2013, 4.24% during 2012 and 4.26% during 2011). The higher average rate in 2013 was driven primarily by higher interest rates on the debt obligations we assumed as part of the drop-down transactions.

We use interest rate swap agreements to transform a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt, and as of December 31, 2013, approximately 29% of our consolidated debt balances (excluding debt fair value adjustments) was subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps.  As of December 31, 2012, approximately 37% of our consolidated debt balances (excluding debt fair value adjustments) was subject to variable interest rates. For more information on our interest rate swaps, see Note 13 to our consolidated financial statements.

Liquidity and Capital Resources

General

As of December 31, 2013, we had $404 million of “Cash and cash equivalents”, a decrease of $125 million (24%) from December 31, 2012.  We also had, as of December 31, 2013, approximately $1.5 billion of borrowing capacity available under our $2.7 billion senior unsecured revolving credit facility (discussed below in “—Short-term Liquidity”).  We believe our cash position and our remaining borrowing capacity is adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

Our primary cash requirements, in addition to normal operating expenses, are for debt service, sustaining capital expenditures (those capital expenditures which do not increase the capacity or throughput), expansion capital expenditures and quarterly distributions to our common unitholders, Class B unitholder and general partner.

In general, we expect to fund:

▪	cash distributions and sustaining capital expenditures with existing cash and cash flows from operating activities;

▪
expansion capital expenditures and working capital deficits with retained cash (which may result from including i-units in the determination of cash distributions per unit but paying quarterly distributions on i-units in additional i-units rather than cash), proceeds from divestitures, additional borrowings (including commercial paper issuances), and the issuance of additional common units or the proceeds from purchases of additional i-units by KMR;

▪	interest payments with cash flows from operating activities; and

▪
debt principal payments, as such debt principal payments become due, with proceeds from divestitures, additional borrowings or by the issuance of additional common units or the proceeds from purchases of additional i-units by KMR.

In addition to our results of operations, our debt and capital balances are affected by our financing activities, as discussed below in “—Financing Activities.” Cash provided from our operations is fairly stable across periods since a majority of our cash generated is fee based from a diversified portfolio of assets and is not sensitive to commodity prices. However, in our CO2 business segment, while we hedge the majority of our oil production, we do have exposure to unhedged volumes, a significant portion of which are NGL.
Credit Ratings and Capital Market Liquidity
Our credit ratings affect our ability to access the public and private debt markets (including the commercial paper market), as well as the terms and pricing of our debt (see Part I, Item 1A “Risk Factors”). Based on our credit ratings as discussed below, we expect that our respective short-term liquidity needs will be met primarily through short-term borrowings. Nevertheless, our ability to satisfy financing requirements or fund planned capital expenditures (including planned expenditures of our joint ventures) will depend upon future operating performance, which will be affected by prevailing economic conditions in the energy pipeline and terminals industries and other financial and business factors, some of which are beyond our control.

Our debt ratings are as follows:

Senior debt ratings
Rating agency	Short-term debt rating	Rating	Date of last change	Outlook
Standard and Poor’s	A-2	BBB	January 8, 2007	Stable
Moody’s Investor Services	Prime-2	Baa2	May 30, 2007	Stable
Fitch Ratings, Inc.	F2	BBB	April 11, 2007	Stable

Short-term Liquidity

As of December 31, 2013, our principal sources of short-term liquidity were (i) our $2.7 billion senior unsecured revolving credit facility with a diverse syndicate of banks that matures May 1, 2018; (ii) our $2.7 billion short-term commercial paper program (which is supported by our credit facility, with the amount available for borrowing under our credit facility being reduced by our outstanding commercial paper borrowings and letters of credit); and (iii) cash from operations (discussed below in “—Cash Flow—Operating Activities”). The loan commitments under our revolving credit facility can be used to fund borrowings for general partnership purposes and as a backup for our commercial paper program. As of both December 31, 2013 and 2012, we had no outstanding credit facility borrowings.

Our outstanding short-term debt as of December 31, 2013 was $1,504 million, primarily consisting of (i) $979 million of outstanding commercial paper borrowings and (ii) $500 million in principal amount of 5.125% senior notes that mature November 15, 2014. We intend to refinance our current short-term debt through a combination of long-term debt, equity, and/or the issuance of additional commercial paper or credit facility borrowings to replace maturing commercial paper and current maturities of long-term debt. As of December 31, 2012, our short-term debt totaled $1,155 million.

We had a working capital deficit of $1,909 million as of December 31, 2013, and a working capital deficit of $870 million as of December 31, 2012. The overall $1,039 million (119%) unfavorable change from year-end 2012 was primarily due to (i) higher “Accrued contingencies,” due largely to certain transportation rate case liabilities being reclassified from long-term liabilities to short-term liabilities; (ii) a higher short-term debt balance, due primarily to higher net commercial paper borrowings; and (iii) lower “Assets held for sale,” due to the sale of our investments in the Express pipeline system effective March 14, 2013. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in cash and cash equivalent balances as a result of debt or equity issuances (discussed below in “—Long-term Financing”).

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

Our equity offerings consist of the issuance of additional common units or the issuance of additional i-units to KMR (which KMR purchases with the proceeds from the sale of additional KMR shares). As a publicly traded limited partnership, our common units are attractive primarily to individual investors, although such investors represent a small segment of the total equity capital market. We believe that some institutional investors prefer shares of KMR over our common units due to tax and other regulatory considerations, and we are able to access this segment of the capital market through KMR’s purchases of i-units issued by us with the proceeds from the sale of KMR shares to investors. For more information about our equity issuances during 2013, see Note 10 “Partners’ Capital—Equity Issuances—2013 Issuances” to our consolidated financial statements.

From time to time we issue long-term debt securities, often referred to as our senior notes. Our senior notes issued to date, generally have very similar terms, except for interest rates, maturity dates and prepayment premiums. All of our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations. Our fixed rate senior notes provide that we may redeem the notes at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium. As of December 31, 2013 and 2012, the aggregate principal amount of the various series of our senior notes was $15,600 million and $13,350 million, respectively.

In addition, from time to time our subsidiaries TGP, EPNG and Copano have issued long-term debt securities, often referred to as their senior notes. Most of the debt of our operating partnerships and subsidiaries is unsecured; however a modest amount of secured debt has been incurred by some of our operating partnerships and subsidiaries. As of December 31, 2013 and 2012, the total liability balance due on the various borrowings of our operating partnerships and subsidiaries (including senior notes issued by TGP, EPNG and Copano) was $3,335 million and $3,091 million, respectively.

To date, our debt balances have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness. For additional information about our debt obligations and our debt-related transactions during 2013, see Note 8 “Debt” to our consolidated financial statements. For information about our interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk”.

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

Capital Structure

We attempt to maintain a relatively conservative overall capital structure, financing our expansion capital expenditures and acquisitions with approximately 50% equity and 50% debt.  In the short-term, we fund these expenditures from borrowings under our credit facility until the amount borrowed is of a sufficient size to cost effectively offer either debt, equity, or both. With respect to our debt, we generally target a debt mixture of approximately 50% fixed and 50% variable interest rates.  We achieve our variable rate exposure primarily by issuing long-term fixed rate debt and then swapping the fixed rate interest payments for variable rate interest payments and through the issuance of commercial paper.

Capital Expenditures

We account for our capital expenditures in accordance with GAAP. Capital expenditures under our partnership agreement include those that are maintenance/sustaining capital expenditures and those that are capital additions and improvements (which we refer to as expansion or discretionary capital expenditures). These distinctions are used when determining cash from operations pursuant to the partnership agreement (which is distinct from GAAP cash flows from operating activities). Capital additions and improvements are those expenditures which increase throughput or capacity from that which existed immediately prior to the addition or improvement, and are not deducted in calculating cash from operations. Maintenance capital expenditures are those which maintain throughput or capacity. Thus under our partnership agreement, the distinction between maintenance capital expenditures and capital additions and improvements is a physical determination rather than an economic one.

Generally, the determination of whether a capital expenditure is classified as maintenance or as capital additions and improvements is made on a project level. The classification of capital expenditures as capital additions and improvements or as maintenance capital expenditures under our partnership agreement is left to the good faith determination of the general partner, which is deemed conclusive.

Our capital expenditures for the year ended December 31, 2013, and the amount we expect to spend for 2014 to sustain and grow our business are as follows (in millions):

	2013	Expected 2014
Sustaining(a)	$327	$438
Discretionary(b)(c)	3,476	3,635
Total	$3,803	$4,073
 ________

(a)	2013 and 2014 include $3 million and $6 million, respectively, for our proportionate share of sustaining capital expenditures of certain unconsolidated joint ventures.

(b)
2013 amount (i) includes $524 million of discretionary capital expenditures of our unconsolidated joint ventures and acquisitions; (ii) includes a combined $269 million increase from accrued capital expenditures and contractor retainage; (iii) is reduced by $126 million related to contributions from our noncontrolling interests to fund a portion of certain capital projects; and (iv) is reduced by $85 million related primarily to both casualty losses and other non-recurring items. The 2013 amount also excludes our May 1, 2013 acquisition of Copano and our March 1, 2013 acquisition of net assets from KMI, but includes the discretionary capital expenditures of Copano, its subsidiaries and its unconsolidated joint ventures after our May 1, 2013 acquisition date and drop down expenditures after the March 1, 2013 acquisition date.

(c)
Expected 2014 includes our contributions to certain unconsolidated joint ventures and small acquisitions, net of contributions estimated from unaffiliated joint venture partners for consolidated investments.

We generally fund our sustaining capital expenditures with existing cash or from cash flows from operations. Generally, we initially fund our discretionary capital expenditures through borrowings under our commercial paper program or our revolving credit facility until the amount borrowed is of a sufficient size to cost effectively replace the initial funding with long-term debt, equity, or both.

We report our total consolidated capital expenditures separately as “Capital expenditures” within the “Cash Flows from Investing Activities” section on our accompanying cash flow statements, and the overall $1,318 million (69%) year-to-year increase in our consolidated capital expenditures in 2013 versus 2012 was primarily due to higher investment undertaken to expand our Natural Gas Pipelines, Terminals, and CO2 business segments.
Capital Requirements for Recent Transactions
In 2013, our cash outlays for the March 2013 drop-down transaction totaled $994 million and we reported this amount separately as “Cash Flows From Investing Activities—Payment to KMI for drop-down asset groups, net of cash acquired” on our accompanying consolidated statement of cash flows. We funded the $994 million cash portion of this drop-down transaction with proceeds received from (i) our February 2013 issuance of long-term senior notes; (ii) our February 2013 public offering of additional common units; and (iii) borrowings under our commercial paper program.

Our cash outlays for the acquisition of assets and equity interests from unrelated parties during 2013 totaled $292 million, and we reported this amount separately as “Cash Flows From Investing Activities—Acquisitions of assets and investments, net of cash acquired” on our accompanying consolidated statement of cash flows. This amount primarily consisted of the $280 million we paid on June 1, 2013 to acquire the Goldsmith-Landreth oil field unit in the Permian Basin area of West Texas. We funded our 2013 acquisitions from unrelated parties with borrowings under our commercial paper program.
In 2013, we issued an aggregate consideration of (i) $108 million in common units to KMI as partial payment for the March 2013 drop-down asset group and (ii) $3,733 million in common units as payment for all of Copano’s outstanding units. We reported this combined $3,841 million amount separately as “Noncash Investing and Financing Activities—Assets acquired or liabilities settled by the issuance of common units” on our accompanying consolidated statement of cash flows. In 2012, assets acquired or liabilities settled by the issuance of common units totaled $686 million, with the amount of issuances primarily consisting of (i) $381 million in common units issued as partial payment for the August 2012 drop-down asset group and (ii) $289 million in common units issued in June 2012 for the acquisition of our initial 50% ownership interest in the EP midstream assets.
In 2012, our cash outlays for drop-down transactions from KMI totaled $3,465 million. This amount consisted of $3,485 million paid in cash for the August 2012 drop-down transaction, less acquired cash of $20 million (representing the drop-down groups’ combined cash balances that we acquired on the effective dates of common control). We funded the $3,465 million cash portion of the drop-down transactions with proceeds received from (i) our August 2012 issuance of long-term senior notes; (ii) our third quarter 2012 issuances of additional i-units to KMR; (iii) our third and fourth quarter 2012 issuances of additional common units; (iv) borrowings under our short-term bridge loan credit facility; and (v) borrowings under our commercial paper program. We subsequently repaid the borrowings made under our short-term bridge loan credit facility with proceeds received from the sale of our FTC Natural Gas Pipelines disposal group, and we terminated our bridge loan credit facility on November 16, 2012.

In 2012, our acquisitions of assets from unrelated parties totaled $83 million, and included (i) $30 million paid to a subsidiary of Enhanced Oil Resources to acquire a CO2 source field and related assets located in Apache County, Arizona, and Catron County, New Mexico and (ii) $28 million paid to Lincoln Oil Co. Inc. as partial payment of the combined purchase price paid for our acquisition of an ethanol and biodiesel terminaling facility located in Belton, South Carolina. We utilized our commercial paper program to fund our 2012 strategic acquisitions.

For more information about our asset acquisitions during 2013 and 2012, including our acquisitions from KMI and our acquisition of Copano, see Note 3 to our consolidated financial statements.
Additional Capital Requirements
In April 2012, we announced that we were proceeding with our proposal to expand our existing Trans Mountain pipeline system. When completed, the proposed expansion will increase capacity on Trans Mountain from its current 300 MBbl/d of crude oil and refined petroleum products to approximately 890 MBbl/d. In 2012, we confirmed binding commercial support for this project, and in May 2013, Canada’s NEB approved the commercial terms of the expansion project. In December 2013, we filed a Facilities Application with the NEB to receive authorization to build and operate the necessary facilities for the proposed expansion project. Failure to secure NEB approval of this project on reasonable terms could require us to either delay or cancel this project; however, if approvals are received as planned, we expect to begin construction in 2015 or 2016, and begin operations in late 2017. Our current estimate of total construction costs on the project is approximately $5.4 billion.
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
Off Balance Sheet Arrangements

We have invested in entities that are not consolidated in our financial statements.  For information on our obligations with respect to these investments, as well as our obligations with respect to related letters of credit, see Note 12 to our consolidated financial statements.  Additional information regarding the nature and business purpose of our investments is in Note 6 to our consolidated financial statements.

Contractual Obligations and Commercial Commitments

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Contractual Obligations:
Debt borrowings-principal payments	$19,914	$1,504	$1,050	$2,255	$15,105
Interest payments(a)	15,316	1,097	2,084	1,844	10,291
Lease obligations(b)	307	57	87	56	107
Pension and postretirement welfare plans(c)	57	10	1	2	44
Transportation and storage agreements	591	79	144	119	249
Rights of way(d)	274	23	46	46	159
Other obligations(e)	168	46	59	16	47
Total	$36,627	$2,816	$3,471	$4,338	$26,002

Other commercial commitments:
Standby letters of credit(f)	$266	$266	$—	$—	$—
Capital expenditures(g)	$874	$874	$—	$—	$—
____________

(a)	Interest payment obligations exclude adjustments for interest rate swap agreements and assume no change in variable interest rates from those in effect at December 31, 2013.

(b)	Represents commitments pursuant to the terms of operating lease agreements.

(c)
The amount by which the benefit obligations exceeded the fair value of fund assets for pension and other postretirement benefit plans at year end. The payments by period include expected contributions to funded plans in 2014 and estimated benefit payments for unfunded plans in all years.

(d)	Represents liabilities for rights-of-way.

(e)
Primarily includes environmental liabilities related to sites that we own or have a contractual or legal obligation with a regulatory agency or property owner upon which we will perform remediation activities. These liabilities are included within “Other long-term liabilities and deferred credits” in our consolidated balance sheets.

(f)
The $266 million in letters of credit outstanding as of December 31, 2013 consisted of the following: (i) a $100 million letter of credit that supports certain proceedings with the CPUC involving refined products tariff charges on the intrastate common carrier operations of our Pacific operations’ pipelines in the state of California; (ii) our $30 million guarantee under letters of credit totaling $46 million supporting our International Marine Terminals Partnership Plaquemines, Louisiana Port, Harbor, and Terminal Revenue Bonds; (iii) a $38 million letter of credit supporting our pipeline and terminal operations in Canada; (iv) a $25 million letter of credit supporting our Kinder Morgan Liquids Terminals LLC New Jersey Economic Development Revenue Bonds; (v) a $24 million letter of credit supporting our Kinder Morgan Operating L.P. “B” tax-exempt bonds; (vi) a $14 million letter of credit supporting Nassau County, Florida Ocean Highway and Port Authority tax-exempt bonds; and (vii) a combined $19 million in thirteen letters of credit supporting environmental and other obligations of us and our subsidiaries.

(g)	Represents commitments for the purchase of plant, property and equipment as of December 31, 2013.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each of the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012	Cash increase/(decrease)
	(In millions)
Net Cash Provided by (Used in):
Operating activities	$3,872	$3,279	$593
Investing activities	(4,105)	(3,549)	(556)
Financing activities	129	382	(253)
Effect of exchange rate changes on cash and cash equivalents	(21)	8	(29)
Net Increase (Decrease) in Cash and Cash Equivalents	$(125)	$120	$(245)

Operating Activities

The overall year-to-year increase of $593 million (18%) in cash flows from operating activities in 2013 versus 2012 primarily consisted of:

▪
a $735 million increase in cash from overall higher partnership income—after adjusting our period-to-period $1,916 million increase in net income for the following five non-cash items: (i) a combined $1,307 million decrease from higher net gains from both the sale and the remeasurement of net assets to fair value; (ii) a $224 million decrease from the 2013 gain on the sale of our investments in the Express pipeline system (we reported the proceeds received from this sale within the investing activities section of our statement of cash flows); (iii) a $98 million decrease related to higher gains in 2013 from the sale and/or write-off of property, plant and equipment, due mainly to property casualties associated with 2012 hurricane activity (we reported all property casualty cash indemnifications received within the investing activities section of our statement of cash flows); (iv) a $283 million increase due to higher depreciation, depletion and amortization expenses (including amortization of excess cost of equity investments); and (v) a $165 million increase from incremental expenses associated with adjustments to both our West Coast Products Pipelines’ interstate and California intrastate transportation rate case liabilities and our West Coast terminals’ legal liabilities. The year-to-year change in partnership income in 2013 versus 2012 is discussed above in “—Results of Operations” (including all of the certain items disclosed in the associated table footnotes). Our net asset remeasurements and the sale of our investments in the Express pipeline system are all discussed further in Note 3 “Acquisitions and Divestitures” to our consolidated financial statements;

▪	a $54 million increase in cash attributable to a payment made in May 2012 to various shippers on Calnev. The payment settled various transportation rate challenges filed by the shippers with the FERC;

▪
a $43 million increase in cash from interest rate swap termination payments. In the first six months of 2013 and 2012, we received proceeds of $96 million and $53 million, respectively, for the early termination of various fixed-to-variable interest rate swap agreements;

▪
a $25 million increase in cash from the net activity of our equity method investees, primarily due to year-over-year timing differences in earnings and distributions received from both our previous 50% investment in Eagle Ford Gathering, LLC (now 100%-owned following our Copano acquisition effective May 1, 2013) and our 50% investment in Bear Creek Storage LLC;

▪
a combined $116 million decrease in cash due to the timing of (i) the collection and payment of trade and related party receivables and payables; (ii) the collection and payment on natural gas transportation and exchange imbalance receivables and payables; and (iii) net changes in cash book overdrafts (resulting from timing differences on checks issued but not yet presented for payment). The combined decrease in cash was due primarily to the timing of invoices received from customers and paid to vendors and suppliers;

▪	a $60 million decrease in cash due to higher volumes and costs of natural gas put into storage on our Kinder Morgan Texas Pipeline;

▪
a $55 million decrease in cash due to lower net dock premiums and toll collections received from our Trans Mountain pipeline system customers-due to lower shipper bids for dock space, driven by market price conditions; and

▪	a $42 million decrease from lower environmental reserve adjustments in 2013.

Investing Activities

The overall $556 million (16%) decrease in cash in 2013 versus 2012 due to higher cash expended for investing activities was primarily attributable to the following:

▪	a $1,791 million decrease in cash from the proceeds we received in 2012 from the disposal of our FTC Natural Gas Pipelines disposal group;

▪	a $1,318 million decrease in cash due to higher capital expenditures, as described above in “—Capital Expenditures;”

▪	a $209 million decrease in cash due to higher expenditures for the acquisition of assets and investments from unrelated parties, as described above in “—Capital Requirements for Recent Transactions;”

▪
a $78 million decrease in cash due to lower capital distributions (distributions in excess of cumulative earnings) received from equity investments—mainly due to the $76 million in capital distributions we received in 2012 from Rockies Express Pipeline LLC;

▪
a $2,471 million increase in cash due to lower cash outlays (net of cash balances acquired) as partial payment for the drop-down asset groups, as described above in “—Capital Requirements for Recent Transactions;” and

▪	a $402 million increase in cash from the net proceeds we received from the sale of our investments in the Express pipeline system.
Financing Activities

The $253 million (66%) overall decrease in cash in 2013 versus 2012 from our financing activities was mainly due to the following:

▪
a $649 million decrease in cash due to higher partnership distributions. Distributions to all partners, consisting of our common and Class B unitholders, our general partner and our noncontrolling interests, totaled $3,209 million in 2013, compared to $2,560 million in 2012. The increase in distributions was due to increases in the per unit cash distributions paid, the number of outstanding units, and the resulting increase in our general partner incentive distributions. For further information regarding our 2013 and 2012 partnership distributions, see Notes 10 “Partners’ Capital” and 11 “Related Party Transactions—Partnership Interest and Distributions” to our consolidated financial statements;

▪
a $141 million decrease in cash due to lower partnership equity issuances. This decrease reflects the $1,495 million we received, after commissions and underwriting expenses, from the sales of additional common units and i-units in 2013, versus the $1,636 million we received from the sales of additional common units and i-units in 2012. For further information regarding our 2013 and 2012 equity issuances, see Note 10 “Partners’ Capital—Equity Issuances” to our consolidated financial statements;

▪
a $398 million increase in cash from overall debt financing activities—which include our issuances and payments of debt and our debt issuance costs. This increase in cash was primarily due to (i) a combined $935 million increase due to higher net issuances of our senior notes (in 2013 and 2012, we generated net cash proceeds of $2,215 million and $1,280 million, respectively, from both issuing and repaying senior notes); (ii) a $382 million increase due to higher short-term net borrowings made under our commercial paper program; (iii) a $404 million decrease due to the immediate repayment of all of the outstanding borrowings under Copano’s bank credit facility that we assumed on the May 1, 2013 acquisition date; (iv) a $259 million decrease from the June 1, 2013 redemption and retirement of the principal amount of Copano’s 7.75% senior notes; (v) a $191 million decrease from the September 4, 2013 redemption and retirement of a $178 million aggregate principal amount of Copano’s outstanding 7.125% senior notes (the redemption payment included a premium of $13 million); and (vi) a $61 million decrease related to the net repayment of all of the outstanding borrowings under the EP midstream assets’ credit facility that we assumed on the March 1, 2013 acquisition date;

▪
an $86 million increase in cash due to higher contributions from noncontrolling interests, mainly due to the incremental contributions we received from our BOSTCO partners in 2013 for their proportionate share of the joint venture’s oil terminal construction costs; and

▪	a $61 million increase in cash due to higher net contributions from KMI to the drop-down asset groups for periods prior to our acquisition dates.

Recent Accounting Pronouncements

Please refer to Note 17 to our consolidated financial statements for information concerning recent accounting pronouncements.

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

Energy Commodity Market Risk

We are exposed to energy commodity market risk and other external risks in the ordinary course of business.  However, we take steps to hedge, or limit our exposure to, these risks by executing a hedging strategy that seeks to protect us financially against adverse price movements and serves to minimize potential losses.  Our strategy involves the use of certain energy commodity derivative contracts to reduce and minimize the risks associated with unfavorable changes in the market price of natural gas, NGL and crude oil.  The derivative contracts we use include energy products traded on the NYMEX and OTC markets, including, but not limited to, futures and options contracts, fixed price swaps and basis swaps.

Fundamentally, our hedging strategy involves taking a simultaneous financial position in the futures market that is equal and opposite to our physical position, or anticipated position, in the cash market (or physical product) in order to minimize the risk of financial loss from an adverse price change.  For example, as sellers of crude oil and natural gas, we often enter into fixed price swaps and/or futures contracts to guarantee or lock-in the sale price of our crude oil or the margin from the sale and purchase of our natural gas at the time of market delivery, thereby in whole or in part offsetting any change in prices, either positive or negative.  A hedge is successful to the extent gains or losses in the cash market are neutralized by losses or gains in the futures transaction.

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

The credit ratings of the primary parties from whom we transact in energy commodity derivative contracts (based on contract market values) are as follows (credit ratings per Standard & Poor’s Rating Service):

Credit Rating
J. Aron & Company / Goldman Sachs	A-
Bank of America / Merrill Lynch	A-
Natixis	A

As discussed above, our principal use of energy commodity derivative contracts is to mitigate the market price risk associated with anticipated transactions for the purchase and sale of natural gas, NGL and crude oil.  Using derivative contracts for this purpose helps provide us increased certainty with regard to our operating cash flows and helps us undertake further capital improvement projects, attain budget results and meet distribution targets to our partners.  We may categorize such use of energy commodity derivative contracts as cash flow hedges because the derivative contract is used to hedge the anticipated future cash flow of a transaction that is expected to occur but which value is uncertain.  Cash flow hedges are defined as hedges made with the intention of decreasing the variability in cash flows related to future transactions, as opposed to the value of an asset, liability or firm commitment, and we are allowed special hedge accounting treatment for such derivative contracts.

In accounting for cash flow hedges, gains and losses on the derivative contracts are reported in other comprehensive income, outside “Net Income” reported in our consolidated statements of income, but only to the extent that the gains and losses from the change in value of the derivative contracts can later offset the loss or gain from the change in value of the hedged future cash flows during the period in which the hedged cash flows affect net income.  That is, for cash flow hedges, all effective components of the derivative contracts’ gains and losses are recorded in other comprehensive income, pending occurrence of the expected transaction.  Other comprehensive income consists of those financial items that are within “Accumulated other comprehensive income” in our accompanying consolidated balance sheets but not included in our net income (portions attributable to our noncontrolling interests are within “Noncontrolling interests” and are not included in our net income).  Thus, in highly effective cash flow hedges, where there is no ineffectiveness, other comprehensive income changes by exactly as much as the derivative contracts and there is no impact on earnings until the expected transaction occurs.

All remaining gains and losses on the derivative contracts (the ineffective portion and those contracts not designated as hedges) are included in current net income.  The ineffective portion of the gain or loss on the derivative contracts is the difference between the gain or loss from the change in value of the derivative contract and the effective portion of that gain or loss.  In addition, when the hedged forecasted transaction does take place and affects earnings, the effective part of the hedge is also recognized in the income statement, and the earlier recognized effective amounts are removed from “Accumulated other comprehensive income” (and “Noncontrolling interests”) and are transferred to the income statement as well, effectively offsetting the changes in cash flows stemming from the hedged risk.  If the forecasted transaction results in an asset or liability, amounts should be reclassified into earnings when the asset or liability affects earnings through cost of sales, depreciation, interest expense, etc.

We measure the risk of price changes in our natural gas and crude oil derivative instruments portfolios utilizing a sensitivity analysis model. The sensitivity analysis applied to each portfolio measures the potential income or loss (i.e., the change in fair value of the derivative instrument portfolio) based upon a hypothetical 10% movement in the underlying quoted market prices. In addition to these variables, the fair value of each portfolio is influenced by fluctuations in the notional amounts of the instruments and the discount rates used to determine the present values. As of December 31, 2013 and 2012, (i) a hypothetical 10% movement in underlying commodity natural gas prices would affect the estimated fair value of our natural gas derivatives by $15 million and $7 million, respectively and (ii) a hypothetical 10% movement in underlying commodity crude oil prices would affect the estimated fair value of our crude oil derivatives by $201 million and $196 million, respectively. As of December 31, 2013, a hypothetical 10% movement in underlying commodity NGL prices would affect the estimated fair value of our NGL derivatives by $5 million. As discussed above, we enter into our derivative contracts largely for the purpose of mitigating the risks that accompany certain of our business activities and, therefore both in the sensitivity analysis model and in reality, the change in the market value of the derivative contracts portfolio is offset largely by changes in the value of the underlying physical transactions.

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

As of December 31, 2013 and 2012, the carrying values of our fixed rate debt (including our debt fair value adjustments) were $20,060 million and $17,972 million, respectively.  These amounts compare to, as of December 31, 2013 and 2012, fair values of $20,482 million and $19,651 million, respectively.  Fair values were determined using quoted market prices, where applicable, or future cash flow discounted at market rates for similar types of borrowing arrangements.  A hypothetical 10% change in the average interest rates applicable to such debt for 2013 and 2012, would result in changes of approximately $795 million and $690 million, respectively, in the fair values of these instruments.

The carrying value and fair value of our variable rate debt, excluding the value of interest rate swap agreements (discussed following), was $1,068 million as of December 31, 2013 and $788 million as of December 31, 2012. As of December 31, 2013 and 2012, we were a party to interest rate swap agreements with notional principal amounts of $4,675 million and $5,525 million, respectively.  An interest rate swap agreement is a contractual agreement entered into between two counterparties under which each agrees to make periodic interest payments to the other for an agreed period of time based upon a predetermined amount of principal, which is called the notional principal amount.  Normally at each payment or settlement date, the party who owes more pays the net amount; so at any given settlement date only one party actually makes a payment. The principal amount is notional because there is no need to exchange actual amounts of principal.  A hypothetical 10% change in the weighted average interest rate on all of our borrowings (approximately 46 basis points in 2013 and 42 basis points in 2012), when applied to our outstanding balance of variable rate debt as of December 31, 2013 and 2012, including adjustments for the notional swap amounts described above, would result in a change of approximately $27 million in both our 2013 and 2012 annual pre-tax earnings.

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

For more information on our interest rate risk management and on our interest rate swap agreements, see Note 13 to our consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data.

The information required in this Item 8 is in this report as set forth in the “Index to Financial Statements” on page	105.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report which appears herein.

We acquired the full ownership interest in Copano effective May 1, 2013. Copano provides comprehensive services to natural gas producers, including natural gas gathering, processing, treating and NGL fractionation. Its operations are located primarily in Texas, Oklahoma and Wyoming. We included most of Copano’s businesses within our Natural Gas Pipelines business segment; however, we included its 50% equity ownership interest in Double Eagle Pipeline LLC within our Products Pipelines business segment. We excluded all of the acquired Copano businesses from the scope of our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. Copano constituted 10% of our total revenues for 2013 and 14% of our total assets as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of our General Partner and its Delegate

Set forth below is information concerning the directors and executive officers of our general partner and KMR, the delegate of our general partner.  All directors of our general partner are elected annually by, and may be removed by, KMI as its sole common shareholder, and all directors of KMR are elected annually by, and may be removed by, our general partner as the sole holder of KMR’s voting shares.  All officers of our general partner and all officers of KMR serve at the discretion of the board of directors of our general partner.

Name	Age	Position with our General Partner and KMR
Richard D. Kinder	69	Director, Chairman and Chief Executive Officer
Steven J. Kean	52	Director, President and Chief Operating Officer
Ted A. Gardner	56	Director
Gary L. Hultquist	70	Director
Perry M. Waughtal	78	Director
Kimberly A. Dang	44	Vice President and Chief Financial Officer
David R. DeVeau	48	Vice President and General Counsel
Thomas A. Martin	52	Vice President (President, Natural Gas Pipelines)
Ronald G. McClain	61	Vice President (President, Products Pipelines)
Dax A. Sanders	38	Vice President, Corporate Development
John W. Schlosser	50	Vice President (President, Terminals)
Lisa M. Shorb	55	Vice President, Human Resources, Information Technology and Administration
James P. Wuerth	57	Vice President (President, CO2)

Richard D. Kinder is Director, Chairman and Chief Executive Officer of KMR, Kinder Morgan G.P., Inc., and KMI.  Mr. Kinder has served as Director, Chairman and Chief Executive Officer of KMR since its formation in February 2001.  He was elected Director, Chairman and Chief Executive Officer of the predecessor of KMI in October 1999.  He was elected Director, Chairman and Chief Executive Officer of Kinder Morgan G.P., Inc. in February 1997.  He also served as Chief Manager, and as a member of the Board of Managers, of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Chairman and Chief Executive Officer of KMI upon its conversion.  In May 2012, he was elected as a Director, Chairman and appointed as Chief Executive Officer of the general partner of El Paso Pipeline Partners, L.P. Mr. Kinder’s experience as Chief Executive Officer of KMI, KMR, Kinder Morgan G.P., Inc. and the general partner of El Paso Pipeline Partners, L.P., provide him with a familiarity with our strategy, operations and finances that can be matched by no one else. In addition, we believe that with Mr. Kinder’s significant direct and indirect equity ownership in us, his economic interests are aligned with those of our other equity investors.

Steven J. Kean is Director, President and Chief Operating Officer of KMR, Kinder Morgan G.P., Inc., and KMI.  Mr. Kean was elected Director and President of KMR, Kinder Morgan G.P., Inc. and KMI in March 2013, and was elected Chief Operating Officer of KMR, Kinder Morgan G.P., Inc. and the predecessor of KMI in January 2006. He served as Executive Vice President of KMR and Kinder Morgan G.P., Inc. from January 2006 to March 2013.  He also served as President, Natural Gas Pipelines of KMR and Kinder Morgan G.P., Inc. from July 2008 to November 2009.  He also served as Chief Operating Officer, and as a member of the Board of Managers, of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Director, Executive Vice President and Chief Operating Officer of KMI upon its conversion.  He has served in various management roles for the Kinder Morgan companies since 2002. In May 2012, he was elected as a director and appointed as Executive Vice President and Chief Operating Officer of the general partner of El Paso Pipeline Partners, L.P. Mr. Kean received his Juris Doctor from the University of Iowa in May 1985 and received a Bachelor of Arts degree from Iowa State University in May 1982. Mr. Kean’s experience as one of our executives since 2002 provides him valuable management and operational expertise and a thorough understanding of our business operations and strategy.

Ted A. Gardner is a Director of KMR and Kinder Morgan G.P., Inc.  Mr. Gardner was elected Director of KMR and Kinder Morgan G.P., Inc. in July 2011 to fill the vacancy left by Mr. C. Berdon Lawrence, who resigned from the KMR and Kinder Morgan G.P., Inc. boards of directors that same month.  Since June 2005, Mr. Gardner has been a Managing Partner of Silverhawk Capital Partners in Charlotte, North Carolina.  Formerly, he was a Director of the predecessor of KMI from 1999 to

2007, and was a Director of Encore Acquisition Company from 2001 to 2010.  Mr. Gardner also served as Managing Partner of Wachovia Capital Partners and was a Senior Vice President of Wachovia Corporation from 1990 to June 2003.  He is currently a Director of Summit Materials Holdings, Spartan Energy Partners and Athlon Energy Inc.  We believe Mr. Gardner’s prior management, business and leadership experience, and his previous board experience with the predecessor of KMI, provides us with the perspectives and judgment necessary to guide our business strategies, thereby qualifying him to serve as a director.

Gary L. Hultquist is a Director of KMR and Kinder Morgan G.P., Inc.  Mr. Hultquist was elected Director of KMR upon its formation in February 2001.  He was elected Director of Kinder Morgan G.P., Inc. in October 1999.  Since 1995, Mr. Hultquist has been the Managing Director of Hultquist Capital, LLC, a San Francisco-based strategic and merger advisory firm.  Since 2009, Mr. Hultquist has also been Chairman of the board of directors of Prairie Bankers, LLC, a data center development company, and a Principal of NewCap Partners Inc., a FINRA-registered broker-dealer and investment bank, specializing in technology, mergers and acquisitions.  In February 2014, Mr. Hultquist was appointed to the board of directors of Resolute Energy Corporation. Mr. Hultquist has over 20 years of experience as an investment banker and over 15 years’ experience practicing law.  This combination of experience provides him an understanding of the business and legal risks applicable to us.

Perry M. Waughtal is a Director of KMR and Kinder Morgan G.P., Inc.  Mr. Waughtal was elected Director of KMR upon its formation in February 2001.  Mr. Waughtal was elected Director of Kinder Morgan G.P., Inc. in April 2000.  Since 1994, Mr. Waughtal has been the Chairman of Songy High Roads, LLC (formerly Songy Partners Limited), an Atlanta, Georgia based real estate investment company.  Mr. Waughtal was a Director of HealthTronics, Inc. from 2004 to 2009.  Mr. Waughtal was elected as Chairman of the Board of Highland Resources, LLC, a family-owned real estate investment company, in October 2013. We believe Mr. Waughtal’s 30 years of experience with Hines Interests Limited Partnership, a privately owned, international real estate firm, including as Vice Chairman of development and operations and Chief Financial Officer, and 15 years of experience as Chairman of Songy High Roads, LLC (formerly Songy Partners Limited) provide him with planning, management, finance and accounting experience with, and an understanding of, large organizations with capital-intensive projects analogous to the types in which we typically engage, thereby qualifying him to serve as a director.

Kimberly A. Dang is Vice President and Chief Financial Officer of KMR, Kinder Morgan G.P., Inc., and KMI.  Mrs. Dang was elected Chief Financial Officer of KMR, Kinder Morgan G.P., Inc. and the predecessor of KMI in May 2005.  She was elected Vice President, Investor Relations of KMR, Kinder Morgan G.P., Inc. and KMI in July 2002 and served in that role until January 2009.  She also served as Chief Financial Officer of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Vice President and Chief Financial Officer of KMI upon its conversion.  She has served in various management roles for the Kinder Morgan companies since 2001. She has served as Vice President of the general partner of El Paso Pipeline Partners, L.P. since May 2012, and served as Chief Financial Officer from May 2012 to March 2013. Mrs. Dang received a Masters in Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University and a Bachelor of Business Administration degree in accounting from Texas A&M University.

David R. DeVeau is Vice President and General Counsel of KMR, Kinder Morgan G.P., Inc. and KMI. Mr. DeVeau was elected Vice President and General Counsel of KMR, Kinder Morgan G.P., Inc. and KMI in March 2013. Mr. DeVeau joined Kinder Morgan in 2001 as an Assistant General Counsel, and he served as Deputy General Counsel of KMR, Kinder Morgan G.P., Inc. and the predecessor of KMI from 2006 to March 2013. Mr. DeVeau received a J.D. degree from The Dickinson School of Law, Pennsylvania State University, and a bachelor’s degree, cum laude, in political science from Norwich University.

Thomas A. Martin is Vice President (President, Natural Gas Pipelines) of KMR, Kinder Morgan G.P., Inc and KMI. Mr. Martin was elected Vice President (President, Natural Gas Pipelines) of KMR and Kinder Morgan G.P., Inc. in November 2009 and was elected Vice President (President, Natural Gas Pipelines) of KMI in 2012. Mr. Martin served as President, Texas Intrastate Pipeline Group from May 2005 until November 2009, and has served in various management roles for the Kinder Morgan companies since 2003.  In May 2012, he was elected as a director and appointed as Vice President (President, Natural Gas Pipelines) of the general partner of El Paso Pipeline Partners, L.P. Mr. Martin received a Bachelor of Business Administration degree from Texas A&M University.

Ronald G. McClain is Vice President (President, Products Pipelines) of KMR and Kinder Morgan G.P., Inc. Mr. McClain was elected Vice President (President, Products Pipelines) of KMR and Kinder Morgan G.P., Inc. in March 2013. From 2005 to March 2013, Mr. McClain served as Vice President of operations and engineering for Kinder Morgan’s Products Pipelines business segment. Mr. McClain joined Kinder Morgan over 30 years ago and, prior to 2005, held various operations and engineering positions in Kinder Morgan’s Natural Gas Pipelines business segment. Mr. McClain holds a bachelor’s degree in computer science from Aurora University.

Dax A. Sanders is Vice President, Corporate Development of KMR, Kinder Morgan G.P., Inc. and KMI. Mr. Sanders was elected Vice President, Corporate Development of KMR and Kinder Morgan G.P., Inc. in March 2013. Mr. Sanders has served as a Vice President within Kinder Morgan’s Corporate Development group since 2009. From 2006 until 2009, Mr. Sanders was Vice President of Finance for Kinder Morgan Canada. Mr. Sanders joined Kinder Morgan in 2000, and from 2000 to 2006 served in various finance and business development roles within Corporate Development, Investor Relations, Natural Gas Pipelines business segment and Products Pipeline business segment, with the exception of a two-year period while he attended business school. Mr. Sanders holds a master’s degree in business administration from the Harvard Business School and a master’s and a bachelor’s degree in accounting from Texas A&M University. He is also a Certified Public Accountant in the State of Texas.

John W. Schlosser is Vice President (President, Terminals) of KMR and Kinder Morgan G.P., Inc. Mr. Schlosser was elected Vice President (President, Terminals) of KMR and Kinder Morgan G.P., Inc. in March 2013. Mr. Schlosser was named Senior Vice President and Chief Commercial Officer of Kinder Morgan’s Terminals group in 2010, and previously served as Vice President of Sales and Business Development for Kinder Morgan’s Terminals group since he joined Kinder Morgan in 2001 in connection with Kinder Morgan’s purchase of the U.S. pipeline and terminal assets of the GATX Corporation, where he served as Vice President of Sales. Mr. Schlosser has more than 27 years of experience in commodity transportation and logistics, business development and sales, sales management and operations. Mr. Schlosser holds a Bachelor of Science degree from Miami University, Oxford, Ohio.

Lisa M. Shorb is Vice President, Human Resources, Information Technology and Administration of KMR, Kinder Morgan G.P., Inc., and KMI. She was elected Vice President, Human Resources, Information Technology and Administration of KMR, Kinder Morgan G.P., Inc., and KMI in January 2014. Previously, Ms. Shorb served as Vice President of Procurement and Administration for the Kinder Morgan companies since June 2002. Ms. Shorb joined Kinder Morgan over 29 years ago and prior to 2002 served in various roles in the commercial and gas measurement areas. Ms. Shorb received a Master of Science degree in Geology from Duke University and a Bachelor of Science degree in Geology from the University of Dayton.

James P. Wuerth is Vice President (President, CO2) of KMR and Kinder Morgan G.P., Inc. Mr. Wuerth was elected Vice President (President, CO2) of KMR and Kinder Morgan G.P., Inc. in March 2013. Prior to March 2013, Mr. Wuerth served as Vice President of Finance and Accounting for Kinder Morgan’s CO2 business segment since joining Kinder Morgan in 2000. He has more than 30 years of oil and gas industry experience in accounting, operations, field development and business development. Prior to joining Kinder Morgan, he worked for Shell Oil Company. Mr. Wuerth holds a bachelor’s degree in accounting from the University of Washington in Seattle and is a Certified Public Accountant in the State of Texas.

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

Interested parties may contact our lead director (Mr. Hultquist, discussed in Item 13), the chairpersons of any of the board’s committees, the independent directors as a group or the full board by mail to Kinder Morgan Management, LLC, 1001 Louisiana Street, Suite 1000, Houston, Texas 77002, Attention: General Counsel, or by e-mail within the “Contact Us” section of our Internet website, at www.kindermorgan.com.  Any communication should specify the intended recipient.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC.  Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2013, other than an inadvertently late Form 4 filed on January 31, 2014 by Mr. Wuerth to report a purchase of KMP common units that occurred on December 13, 2013.

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

Compensation Discussion and Analysis

Program Objectives

We seek to attract and retain executives who will help us achieve our primary business strategy objective of growing the value of our portfolio of businesses for the benefit of our unitholders.  To help accomplish this goal, we have designed an executive compensation program that rewards individuals with competitive compensation that consists of a mix of cash, benefit plans and long-term compensation, with a majority of executive compensation consisting of the “at-risk” annual cash bonus and long-term incentive compensation.

The key objectives of our executive compensation program are to attract, motivate and retain executives who will advance our overall business strategies and objectives to create and return value to our unitholders.  We believe that an effective executive compensation program should link total compensation to financial performance and to the attainment of short-term and long-term strategic, operational, and financial objectives.  We believe operational objectives should take into account adherence to and promotion of our Code of Business Conduct and Ethics and our Environmental Health and Safety Policy Statement.  We also believe it should provide competitive total compensation opportunities at a reasonable cost.  In designing our executive compensation program, we believe that our executives should have a much greater portion of their overall compensation at-risk and linked to long-term shareholder value than do our other employees.  Consequently, we have tried to establish the at-risk and long-term incentive portions of our executives’ total compensation at levels that recognize their much increased level of responsibility and their ability to influence business results.

From 2007 through 2012, our executive compensation program was principally composed of the following two elements: (i) base cash salary; and (ii) possible annual cash bonus (reflected in the Summary Compensation Table below as Non-Equity Incentive Plan Compensation). In 2013, we added a long-term incentive component to our executives’ compensation, in the form of restricted KMI stock granted under KMI’s 2011 Stock Incentive Plan.

In addition, we believe that the compensation of our Chief Executive Officer, Chief Financial Officer and the other executives named in the Summary Compensation Table below (collectively referred to in this Item 11 as our named executive officers), should be directly and materially tied to the financial performance of KMI and us, and should be aligned with the interests of our unitholders.  Therefore, the majority of our named executive officers’ compensation is allocated to the “at-risk” portion of our compensation program-the annual cash bonus and the long-term incentive restricted stock grants.

While we are not required to solicit an advisory vote of our unitholders on our executive compensation, KMI is required to do so. In 2012, KMI’s shareholders overwhelmingly voted to approve (with an almost 97% approval rate), on an advisory basis, the compensation of KMI’s then named executive officers. We believe the result of that vote is an affirmation of our compensation policies and practices.

Our compensation is determined without the use of any compensation consultants.  Nevertheless, we annually compare our executive compensation components with market information, consisting of third-party surveys in which we participate.  The surveys we use in reviewing our executive compensation consist of the Towers Watson Executive Survey and the Aon Hewitt Executive Survey. Over 400 companies participate in each survey. The purpose of this comparison is to ensure that our total compensation package operates effectively, remains both reasonable and competitive with the energy industry, and is generally comparable to the compensation offered by companies of similar size and scope to ours.  We also keep abreast of current trends, developments, and emerging issues in executive compensation, and if appropriate, will obtain advice and assistance from outside legal, compensation or other advisors.

We have endeavored to design our executive compensation program and practices with appropriate consideration of all tax, accounting, legal and regulatory requirements.  Section 162(m) of the Internal Revenue Code limits the deductibility of certain compensation for executive officers to $1,000,000 of compensation per year; however, if specified conditions are met, certain compensation may be excluded from consideration of the $1,000,000 limit.  Since the bonuses paid to our executive officers were paid under KMI’s Annual Incentive Plan as a result of reaching designated financial targets established by KMI’s and KMR’s compensation committees, we expect that all compensation paid to our executives would qualify for deductibility under federal income tax rules.  Though we are advised that limited partnerships, such as us, are not subject to section 162(m), we have chosen to generally operate as if this code section does apply to us as a measure of appropriate governance.

Compensation Designed to Reward Performance

Our executive compensation program is designed to reward individuals for advancing our business strategies and the interests of our stakeholders, and to deter engaging in any detrimental activities, such as performing services for a competitor, disclosing confidential information or violating appropriate business conduct standards.  Each executive is held accountable to uphold and comply with company guidelines, which require the individual to maintain a discrimination-free workplace, to comply with the law, and to maintain high standards of operating safety and environmental protection.

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

We do not have employment agreements or special severance arrangements with our executive officers. Although one of our affiliated companies entered into severance agreements with eleven of our then executive officers in connection with KMI’s 2011 initial public offering those severance agreements with any of our current executive officers, as well as Richard D. Kinder’s 1999 employment agreement, were terminated August 1, 2013. Our executive officers are now eligible for severance under the same plan as our other non-union U.S. based employees.

At his request, Mr. Kinder receives $1 of base salary per year from KMI.  Additionally, Mr. Kinder has requested that he receive no annual bonus, equity, or other compensation from us or any of our affiliates. Mr. Kinder does not have any deferred compensation, supplemental retirement or any other special benefit, compensation or perquisite arrangement with us, and each year, Mr. Kinder reimburses us for his portion of health care premiums and parking expenses.

In 2013, Mr. Kean made a similar request to Mr. Kinder to change his annual base salary to $1. Mr. Kean also requested that he receive no annual bonus from us or any of our affiliates. As a result, Mr. Kean’s total compensation consists of a restricted stock grant received in 2013 which is subject to six-year cliff vesting, dividend equivalents paid on that restricted stock, and benefits available to our U.S. employees generally (such as healthcare, life insurance and 401k plan benefits). There are no plans at this time to grant additional restricted stock to Mr. Kean until the vesting terms of his 2013 grant have been met.

Elements of Compensation

As outlined above, our 2013 executive compensation program is principally composed of three elements: (i) a base cash salary; (ii) a possible annual cash bonus and (iii) long-term incentive compensation in the form of restricted KMI stock. KMR’s compensation committee reviews and approves annually the financial goals and objectives that are relevant to the compensation of our named executive officers.

In 2013, the KMR compensation committee solicited information from Mr. Kinder and James E. Street (our then Vice President, Human Resources, Information Technology and Administration—Mr. Street retired in January 2014, and Ms. Lisa Shorb has been promoted to the Vice President, Human Resources, Information Technology and Administration position) regarding the performance of Mr. Kean as President and Chief Operating Officer.  Similarly, the compensation committee solicited information from Messrs. Kinder, Kean and Street with respect to the performance of our other named executive officers.  The compensation committee also obtained information from Mr. Street with respect to compensation of comparable positions of responsibility at comparable companies.  All of this information was taken into account by the compensation committee, which made final determinations regarding compensation of the named executive officers.  No named executive officer reviewed his or her own performance or approved his or her own compensation.

Furthermore, if any of our general partner’s or KMR’s executive officers is also an executive officer of KMI or its other subsidiaries, including EPB’s general partner, the compensation determination or recommendation may be with respect to his or her (i) compensation to be received from each of KMI, KMR, and our general partner; or alternatively (ii) the aggregate compensation to be received from and allocated among KMR and our general partner, on the one hand, and KMI and its other subsidiaries, on the other hand.

Base Salary

Base salary is paid in cash.  In January 2013, the compensation committee increased the annual base salary cap for our executive officers from $300,000 to $400,000. However, the maximum base salary that any of our executives received in 2013 was $325,000. Additionally, we expect to only increase our executives’ salaries to a maximum of $350,000 for 2014, and we do not expect any of our executives’ annual base salaries to reach the cap for at least two more years. As noted above, our Chairman and Chief Executive Officer and our President and Chief Operating Officer each receive $1 of annual base salary. We continue to believe that, even at the $400,000 cap, our executive officers’ base salaries would be below annual base salaries for executives in similar positions and with similar responsibilities at companies of comparable size and scope, based upon independent salary surveys in which we participate.

Possible Annual Cash Bonus (Non-Equity Cash Incentive)

Commencing with bonus awards for the 2011 bonus year, KMI’s board of directors approved a new Annual Incentive Plan (referred to in this discussion as the Annual Incentive Plan or the Plan).  The overall purpose of the Annual Incentive Plan is to increase our executive officers’ and our employees’ personal stake in the continued success of KMI, and us, by providing to them additional incentives through the possible payment of annual cash bonuses.

The plan consists of two components: the executive plan component and the non-executive plan component.  All employees of KMI and its subsidiaries, including KMGP Services Company, Inc., are eligible to participate in the plan (except for employees covered by collective bargaining, agreements that do not expressly provide for eligibility). Our Chairman and Chief Executive Officer and all employees who report directly to the Chairman, including all of the named executive officers, are eligible for the executive plan component; however, as stated above, Messrs. Kinder and Kean have elected not to participate.  All other U.S. and Canadian eligible employees are eligible for the non-executive plan component.

Under the plan, a pool of bonus dollars is established at the beginning of each year for annual cash bonuses that may be paid to our executive officers and other employees, depending on whether KMI and its subsidiaries (including us) meet certain financial performance objectives (as discussed below).  If the financial performance objectives are met, the budgeted pool of bonus dollars is further assessed and potentially increased if the financial performance objectives are exceeded.  The budgeted pool of bonus dollars also may be adjusted upward or downward based on KMI’s and its subsidiaries’ overall performance in other areas, including safety and environmental goals and regulatory compliance.

At or before the start of each calendar year (or later, to the extent allowed under Internal Revenue Code regulations), financial performance objectives based on one or more of the criteria set forth in the plan are established by KMR’s compensation committee.  In addition, the compensation committee sets the bonus opportunities available to each executive officer (see table “Grants of Plan-Based Awards”). If none of the financial performance objectives were met, no bonus opportunity would be available to the named executive officers.  The maximum payout to any individual under the plan for any year is $3 million.  The compensation committee may reduce the amount of the bonus actually paid to any executive officer from the amount of any bonus opportunity open to such executive officer.  Because payments under the plan for our executive officers are determined by comparing actual performance to the performance objectives established each year for eligible executive officers chosen to participate for that year, it is not possible to accurately predict any amounts that will actually be paid under the executive portion of the plan over the life of the plan.

Three financial performance objectives were set for 2013 under both the executive plan component and the non-executive plan component.  The three financial performance objectives were:

▪	$5.28 in cash distributions per common unit by us;

▪	$1.57 in cash dividends per share by KMI; and

▪	$2.55 in cash distributions per unit by EPB.

A fourth objective, which could potentially decrease or increase the budgeted pool of bonus dollars for 2013, was to achieve our environmental, health, and safety performance objectives by: (i) beating industry average incident rates; (ii) improving incident rates compared to our previous three-year averages; and (iii) experiencing no significant incidents in our operations or expansions.

The compensation committee set maximum bonus opportunities under the plan for 2013 for the executive officers at dollar amounts in excess of those which were expected to actually be paid under the plan.  In fact, while achievement of the financial performance objectives sets the maximum bonus opportunity for each executive officer, the compensation committee has never awarded the maximum bonus opportunity to a current named executive officer. At the end of 2013, the extent to which the financial performance objectives had been attained and the extent to which the bonus opportunity had been earned under the formula previously established by KMR’s compensation committee was determined. For 2013:

▪	we paid $5.33 in cash distributions per common unit;

▪	KMI paid $1.60 in cash dividends per share; and

▪	EPB paid $2.55 in cash distributions per unit.

Based on the above, the KMR compensation committee approved approximately 99% of the total 2013 budgeted cash bonus opportunity be earned and funded under the plan. The approved funding level includes any premium pay calculations for bonus awards paid to non-exempt employees. Payout amounts to our named executive officers for 2013 (paid in 2014) were below this level and are set forth in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

The 2013 bonuses for our executive officers were overwhelmingly based on whether the established financial performance objectives were met.  The compensation committee also considered, in a purely subjective manner, how well the executive officer performed his or her duties during the year.  Information was solicited from relevant members of senior management regarding the performance of our named executive officers (described following), and determinations and recommendations were made at the regularly scheduled first quarter board and compensation committee meetings held in January 2014.  Other factors considered by the compensation committee primarily consisted of the amount of the bonus paid to the executive officer in the prior year and market data about compensation of comparable positions of responsibility at comparable companies, consisting of the compensation surveys referred to above.  With respect to using these other factors in assessing performance, KMR’s compensation committee did not find it practicable to, and did not, use a “score card” or quantify or assign relative weight to the specific criteria considered.  The amount of a downward adjustment, subject to the maximum bonus opportunity that was established at the beginning of the year, was not subject to a formula.  Specific aspects of an individual’s performance were not identified in advance.  Rather, adjustments were based on KMR’s compensation committee’s judgment and input from Mr. Kinder and Mr. Kean, giving consideration to the totality of the record presented, including the individual’s performance and the magnitude of any other positive or negative factors.

For a discussion of effects under the plan of death, disability, termination of employment or a change in control of KMI, please read “Potential Payments upon Death, Disability, Termination or a Change in Control.”

Long-Term Incentive Compensation

The Kinder Morgan, Inc. 2011 Stock Incentive Plan was approved by KMI’s pre-IPO shareholders and was effective as of January 1, 2011. Prior to 2013, no awards were made to our executive officers under this plan because, in connection with KMI’s going-private transaction, members of our management were awarded Kinder Morgan Holdco LLC Class A-1 and Class B units and had agreed to forego any long-term executive compensation until the investment funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC which owned interests in KMI at the time, collectively referred to as the “Sponsor Investors,” sold their interests in KMI or converted their Class A shares into Class P shares of KMI. In connection with KMI’s IPO, the Class B units were converted into KMI Class B shares, and the Class A-1 units were converted into KMI Class C shares. As of December 26, 2012, the Sponsor Investors had sold their interests in KMI or converted their Class A shares into Class P shares, and as a result, all Class B shares and Class C shares had converted into Class P shares.

Accordingly, in 2013, the compensation committee granted long-term incentive compensation to our named executive officers (other than Mr. Kinder) in the form of restricted KMI stock under KMI’s 2011 Stock Incentive Plan. All awards granted are subject to multi-year cliff vesting schedules of approximately six years during which the named executive officers are not expected to receive additional equity incentive grants (see “Grants of Plan Based Awards” table for details). In connection with his 2013 grant of restricted stock, Mr. Kean forfeited participation in the 2013 Annual Incentive Plan and decreased his annual base salary to $1 per year. Mr. Kinder did not receive an award under the plan in 2013, and we do not expect that he will receive any awards under the plan in the future. There are no plans at this time to grant additional shares until the vesting terms have been met.

For a discussion of effects under the Stock Incentive Plan of death, disability, termination of employment or a change in control of KMI, please read “Potential Payments upon Death, Disability, Termination or a Change in Control.”

Other Compensation

Kinder Morgan Savings Plan.  The Kinder Morgan Savings Plan is a defined contribution 401(k) plan.  The Kinder Morgan savings plan permits eligible employees of KMI and those of KMGP Services Company, Inc., including the named executive officers, to contribute between 1% and 50% of base compensation, on a pre-tax or Roth 401(k) basis, into participant accounts.  For more information on this plan, see Note 9 “Employee Benefits-Kinder Morgan Savings Plan” to our consolidated financial statements.

Kinder Morgan Retirement Plan.  Employees of KMI and KMGP Services Company, Inc., including the named executive officers, are also eligible to participate in the Kinder Morgan Retirement Plan (Plan), a cash balance plan.  Employees accrue benefits through a Personal Retirement Account (PRA) in the Plan.  Prior to 2013, KMI allocated contribution credits equivalent to 3% of eligible compensation every pay period to participants’ PRA. Beginning January 1, 2013, KMI began allocating contribution credits of 4% or 5% of eligible compensation every pay period to participants’ PRA based on age and years of eligible service as of December 31 of the prior year.  Interest is credited to the PRA at the 5-year U.S. Treasury bond rate published in the Internal Revenue Bulletin for the November of the prior year, plus 0.25%.  Employees become 100% vested in the plan after three years and may take a lump sum distribution upon termination of employment or retirement.

The following table sets forth the estimated actuarial present value of each named executive officer’s accumulated pension benefit as of December 31, 2013, under the provisions of the Cash Balance Retirement Plan.  With respect to our named executive officers, the benefits were computed using the same assumptions used for financial statement purposes, assuming current remuneration levels without any salary projection, and assuming participation until normal retirement at age 65.  These benefits are subject to federal and state income taxes, where applicable, but are not subject to deduction for social security or other offset amounts.
Cash Balance Plan Pension Benefits

Name	Current Credited Yrs of Service	Present Value of Accumulated Benefit (a)	Contributions During 2013
Richard D. Kinder (b)	13	$—	$—
Kimberly A. Dang	12	83,495	13,465
Steven J. Kean	12	90,408	8,310
Thomas A. Martin	11	81,248	13,445
John W. Schlosser	13	97,487	13,589
__________

(a)	The present values in the Pension Benefits table are current year-end balances.

(b)	Mr. Kinder has elected to not participate under the plan.

Potential Payments upon Death, Disability, Termination or a Change in Control

Our named executive officers are entitled to certain benefits in the events of death, disability, termination of employment or a change in control of KMI. The plans or agreements and circumstances triggering such benefits are described below.

Annual Incentive Plan. The Annual Incentive Plan provides the KMI compensation committee with discretion to take action that it deems appropriate with respect to outstanding awards upon a change in control (as defined below); if, however, in connection with a change in control, Mr. Kinder is no longer our Chairman:

▪
each participant under the executive component of the plan will be deemed to have earned 100% of the bonus opportunity available to him or her, unless the compensation committee has previously determined that the participant should receive a lesser percentage of the bonus opportunity;

▪	each participant under the non-executive component of the plan will receive an award equal to the award most recently paid to such participant under the plan; and

▪	the awards to executive and non-executive participants will be paid in a cash lump sum within 30 days after the change in control.

“Change in control” as defined under the plan means (i) the acquisition of securities representing 50% or more of the voting power of KMI by any person other than a permitted holder (as defined below); (ii) a sale, merger or other business combination after which the voting securities of KMI outstanding immediately before such transaction represent less than 50% of the voting securities of KMI outstanding after the such transaction; (iii) the sale of all or substantially all of the assets of KMI, other than to an entity of which more than 50% of the voting power is held by permitted holders (as defined below); (iv) for reasons other than normal retirement, death or disability, changes to the majority of the KMI board of directors during any period of two consecutive years; or (v) approval by the stockholders of KMI of a liquidation or sale of KMI.

A “permitted holder” as defined under the plan means Richard D. Kinder or any of the “Sponsor Investors.”

Kinder Morgan Severance Plan. All of our executive officers, including Mr. Kinder, are eligible for severance payments under the Kinder Morgan Severance Plan (which is available to all regular full time U.S.-based employees not covered by a bargaining agreement), which caps severance payments at an amount equal to six months of annual base salary.

The following table lists the potential payments to named executive officers under the Kinder Morgan Severance Plan upon termination without cause. The table assumes the triggering event for the payments or provision of benefits occurred on December 31, 2013.
Potential Payments Upon Termination of Employment under the Kinder Morgan Severance Plan

Name	Termination Payment
Richard D. Kinder (a)	$—
Kimberly A. Dang (b)	162,500
Steven J. Kean (a)	—
Thomas A. Martin (b)	162,500
John W. Schlosser (b)	162,500
__________

(a)	Since the severance formula is based on the annual base salary, Mr. Kinder’s and Mr. Kean’s benefit calculates to less than $1 (the cap under the plan is 26 weeks of base pay).

(b)	Payment equals cap calculation under the plan of 26 weeks of annual base salary.

2013 Restricted Stock Grants under the Kinder Morgan, Inc. 2011 Stock Incentive Plan. Named executive officers who received 2013 restricted stock grants are entitled to accelerated vesting in certain termination or change-in-control circumstances under the award agreements governing their grants. The award agreements provide for accelerated vesting upon (a) a change in control of KMI or (b) termination of the employee’s employment by reason of (i) death, (ii) disability that results in KMI determining that the employee cannot perform the essential functions of his or her job, with or without a reasonable accommodation, or (iii) an involuntary termination by KMI due to a reorganization or reduction in force for which the employee would be eligible for pay under the Kinder Morgan Severance Plan, or (iv) the sale of KMI or the sale, transfer or discontinuation of any part of the operations or any business unit of KMI.

The definition of “change in control” in the Stock Incentive Plan is the same as that in the Annual Incentive Plan described above under “Annual Incentive Plan.”

The following table lists the potential accelerated value of our named executive officers’ 2013 restricted stock grants upon death, disability or termination without cause. The table assumes the triggering event for the payments or provision of benefits occurred on December 31, 2013.
Potential Payments (Value of Accelerated Vesting) Upon Disability, Termination of Employment, or Change in Control under terms of the 2013 Restricted Stock Agreements

Name	Restricted Stock Value at 12/31/2013
Richard D. Kinder (a)	$—
Kimberly A. Dang (b)	8,150,976
Steven J. Kean (b)	27,169,812
Thomas A. Martin (b)	8,150,976
John W. Schlosser (b)	5,433,984
__________

(a)	Mr. Kinder did not receive a 2013 restricted stock grant.

(b)	Calculation equals number of restricted shares granted multiplied by the closing price on December 31, 2013 of KMI’s common stock of $36.00.

Other Potential Post-Employment Benefits. In addition to the amounts payable under the Kinder Morgan Severance Plan and their respective 2013 restricted stock grants, each executive would receive payments for amounts of base salary and vacation time accrued through the date of termination and payment for any reimbursable business expenses incurred prior to the date of termination.

Summary Compensation Table

The following table shows compensation paid or otherwise awarded to (i) our principal executive officer; (ii) our principal financial officer; and (iii) our three most highly compensated executive officers (other than our principal executive officer and principal financial officer) serving at fiscal year end 2013 (collectively referred to as the “named executive officers”) for services rendered to us, our subsidiaries or our affiliates, including KMI (collectively referred to as the KMI affiliated entities), during fiscal years 2013, 2012 and 2011, as applicable.  The amounts in the columns below represent the total compensation paid or awarded to the named executive officers by all the KMI affiliated entities, and as a result, the amounts are in excess of the compensation expense allocated to, recognized and paid by us for services rendered to us.

						(b)	(c)	(d)
Name and Principal Position	Year	Salary	Bonus	Stock Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value	All Other Compensation	Total
Richard D. Kinder, Director, Chairman and Chief Executive Officer	2013	$1	$—	$—		$—	$—	$—	$1
	2012	1	—	—		—	—	—	1
	2011	1	—	—		—	—	—	1
Kimberly A. Dang, Vice President and Chief Financial Officer	2013	319,231	—	9,000,036	(a)	900,000	13,465	196,807	10,429,539	(e)
	2012	300,000	600,000	—		800,000	8,270	14,205	1,722,475
	2011	300,000	175,000	—		625,000	8,280	13,330	1,121,610
Steven J. Kean, President and Chief Operating Officer (f)	2013	150,000	—	30,000,001	(a)	—	8,310	619,580	30,777,891	(e)
	2012	300,000	600,000	—		1,200,000	8,409	15,063	2,123,472
	2011	300,000	—	—		1,250,000	8,469	15,028	1,573,497
Thomas A. Martin, Vice President and President Natural Gas Pipelines (g)	2013	319,231	—	9,000,036	(a)	900,000	13,445	197,665	10,430,377	(e)
	2012	300,000	600,000	—		850,000	8,244	14,018	1,772,262
John W. Schlosser, Vice President and President Terminals (h)	2013	305,647	—	6,000,024	(a)	475,000	13,589	136,393	6,930,653	(e)
__________

(a)
Restricted stock awards granted in 2013 were intended to provide long-term incentive compensation over an approximately six-year cliff-vesting period during which named executive officers are not expected to receive additional equity incentive grants. Amounts in this column reflect the grant date fair value of stock awards granted to each named executive officer under the Kinder Morgan, Inc. 2011 Stock Incentive Plan computed in accordance with FASB Codification Topic 718, “Compensation-Stock Compensation”.

(b)	Represents amounts paid according to the provisions of the Annual Incentive Plan then in effect. Amounts were earned in the fiscal year indicated but were paid in the next fiscal year.

(c)
Represents the 2013, 2012 and 2011, as applicable, change in the actuarial present value of accumulated defined pension benefit (including unvested benefits) according to the provisions of KMI’s Cash Balance Retirement Plan.

(d)
Amounts in 2012 and 2011 include value of contributions to the KMI Savings Plan (a 401(k) plan), value of group-term life insurance exceeding $50,000 and parking subsidy. Amounts in 2012 and 2011 representing the value of contributions to the KMI Savings Plan are $12,500, and $12,250 respectively. Amounts in 2013 include value of contributions to the KMI Savings Plan (a 401(k) plan), value of group-term life insurance exceeding $50,000 and dividend equivalents paid on unvested restricted stock. 2013 amounts are detailed in the table below:

Name	Company Contributions to the KMI Savings Plan	Value of Group-term Life Insurance Exceeding $50,000	Dividend Equivalents Paid on Unvested Restricted Stock	Total
Richard D. Kinder	$—	$—	$—	$—
Kimberly A Dang	12,750	660	183,397	196,807
Steven J. Kean	7,500	759	611,321	619,580
Thomas A. Martin	12,750	1,518	183,397	197,665
John W. Schlosser	12,750	1,378	122,265	136,393

(e)	Includes long-term incentive stock awards with approximately six-year cliff-vesting period. See note (a).

(f)	Effective July 1, 2013, Mr. Kean’s salary was reduced to $1 per year.

(g)	Mr. Martin was not a named executive officer during the year 2011.

(h)	Mr. Schlosser was not a named executive officer during 2012 or 2011.

Grants of Plan-Based Awards

The following supplemental compensation table shows compensation details on the value of plan-based incentive awards granted during 2013 to our named executive officers.  The table includes awards made during or for 2013.  The information in the table under the caption “Estimated Future Payouts Under Non-Equity Annual Incentive Plan Awards” represents the threshold, target and maximum amounts payable under the Kinder Morgan, Inc. Annual Incentive Plan for performance in 2013.  Amounts actually paid under that plan for 2013 are set forth in the Summary Compensation Table under the caption “Non-Equity Incentive Plan Compensation.” Information under the “Grant Date Fair Value of Restricted Stock” represents the July 2013 restricted stock grants to our named executive officers under KMI’s 2011 Stock Incentive Plan. These amounts are set forth in the Summary Compensation Table under the caption “Stock Awards”.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(a)			Stock Awards: Number of Shares of Restricted Stock (e)	Grant Date Fair Value of Restricted Stock
		Threshold (b)	Target (c)	Maximum (d)

Kinder, Richard D
Annual Incentive Plan (g)	N/A	$—	$—	$—
Restricted Stock (g)	N/A				—	$—

Dang, Kimberly A
Annual Incentive Plan	N/A	500,000	1,000,000	1,500,000
Restricted Stock	7/16/2013				226,416	9,000,036	(f)

Kean, Steven J
Annual Incentive Plan (g)	N/A	—	—	—
Restricted Stock	7/16/2013				754,717	30,000,001	(f)

Martin, Thomas A
Annual Incentive Plan	N/A	500,000	1,000,000	1,500,000
Restricted Stock	7/16/2013				226,416	9,000,036	(f)

Schlosser, John W
Annual Incentive Plan	N/A	500,000	1,000,000	1,500,000
Restricted Stock	7/16/2013				150,944	6,000,024	(f)
__________

(a)	See “-Compensation Discussion and Analysis-Elements of Compensation” and “-Possible Annual Cash Bonus (Annual Cash Incentive)” above for further discussion of these awards.

(b)	Represents the maximum bonus opportunity available to the executive officer if one of the financial performance objectives was met.

(c)	Represents the maximum bonus opportunity available to the executive officer if all of the financial performance objectives were met.

(d)	Represents the maximum bonus opportunity available to the executive officer if all of the financial performance objectives were exceeded by 10% or more.

(e)
Represents the number of shares of restricted stock granted in 2013 to the named executive officers. Ms. Dang’s and Messrs. Kean and Martin’s grants vest on July 16, 2019. Mr. Schlosser’s grant vests on March 1, 2019.

(f)
Restricted stock awards granted in 2013 were intended to provide long-term incentive compensation over an approximately six-year cliff-vesting period during which named executive officers are not expected to receive additional equity incentive grants. Represents the grant date fair value computed in accordance with FASB ASC Topic 718 of restricted stock granted to the named executive officers during 2013.

(g)	Declined to participate.

Outstanding Equity Awards at Fiscal Year-End

For each of the fiscal years 2011 and 2012, none of the named executive officers was awarded any stock options, restricted stock or similar stock-based awards, and we had no expectation of granting any such awards to the named executive officers while any of the Sponsor Investors held Class A shares. On December 26, 2012, the last of the Sponsor Investors converted its remaining Class A shares into Class P shares. As a result, in July 2013, each of the named executive officers (other than Mr. Kinder) received grants of restricted KMI stock, as detailed above.

Stock Vested

No stock awards to the named executive officers vested during 2013.

Risks Associated with Compensation Practices

KMGP Services Company, Inc., KMI and Kinder Morgan Canada Inc. employ all persons necessary for the operation of our business, and in our opinion, our compensation policies and practices for all persons necessary for the operation of our business do not create risks that are reasonably likely to have a material adverse effect on our business, financial position, results of operations or cash flows.  Our belief is based on the fact that our employee compensation-primarily consisting of annual salaries and cash bonuses-is based on performance that does not reward risky behavior and is not tied to entering into transactions that pose undue risks to us.

Director Compensation

Compensation Committee Interlocks and Insider Participation

The compensation committee of KMR functions as our compensation committee.  KMR’s compensation committee is comprised of Messrs. Ted A. Gardner, Gary L. Hultquist and Perry M. Waughtal.  KMR’s compensation committee makes compensation decisions regarding the executive officers of our general partner and its delegate, KMR.  Mr. Kinder and Mr. Kean, who are executive officers of KMR, and Mr. Street, who was an executive officer of KMR, participated in the deliberations of the KMR compensation committee concerning our executive officers’ 2013 compensation.  None of the members of KMR’s compensation committee is or has been one of our officers or employees, and none of our executive officers served during 2013 on a board of directors or compensation committee of another entity which has employed any of the members of KMR’s board of directors or compensation committee.

Directors Fees

KMR’s three non-employee directors receive an annual cash fee with the option to receive KMP common units in lieu of receiving cash under our Common Unit Compensation Plan for Non-Employee Directors.  This plan is described in Note 12
“-KMEP Common Unit Compensation Plan for Non-Employee Directors” to our consolidated financial statements.  Directors of KMR who are also employees of KMI (Messrs. Kinder and Kean) do not receive compensation in their capacity as directors.

The following table discloses the compensation earned by each of KMR’s non-employee directors for board service during fiscal year 2013.  In addition, directors are reimbursed for reasonable expenses in connection with board meetings.

Name	Fees Earned or Paid in Cash	Common Unit Awards	All Other Compensation	Total
Ted A. Gardner	$180,000	$—	$—	$180,000
Gary L. Hultquist	180,000	—	—	180,000
Perry M. Waughtal	180,000	—	—	180,000
__________
The annual fees have been increased to $200,000 for 2014.

Compensation Committee Report

Throughout fiscal 2013, the compensation committee of KMR’s board of directors was comprised of three directors (Mr. Gardner, Mr. Hultquist and Mr. Waughtal), each of whom the KMR board of directors has determined meets the criteria for independence under KMR’s governance guidelines and the NYSE rules.

The KMR compensation committee has discussed and reviewed the above Compensation Discussion and Analysis for fiscal year 2013 with management.  Based on this review and discussion, the KMR compensation committee recommended to its board of directors that this Compensation Discussion and Analysis be included in this annual report on Form 10-K for the fiscal year 2013.

KMR Compensation Committee:

▪	Ted A. Gardner

▪	Gary L. Hultquist

▪	Perry M. Waughtal

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of January 31, 2014, regarding (i) the beneficial ownership of our common and Class B units and KMR shares by each of the directors of our general partner and KMR, its delegate, by each of the named executive officers identified in Item 11 “Executive Compensation” and by all directors and executive officers as a group and (ii) the beneficial ownership of our common units, Class B units and KMR shares by all persons known by our general partner to own beneficially at least 5% of such units or shares.  Unless otherwise noted, the address of each person below is c/o Kinder Morgan Energy Partners, L.P., 1001 Louisiana Street, Suite 1000, Houston, Texas 77002.
Amount and Nature of Beneficial Ownership(a)

	Common Units		Class B Units		KMR Shares
Name	Number of Units	Percent of Class(b)	Number of Units	Percent of Class(c)	Number of Shares	Percent of Class(d)
Richard D. Kinder(e)	333,774	*	—	—	332,088	*
Steven J. Kean	4,230	*	—	—	5,454	*
Ted A. Gardner	43,404	*	—	—	75,359	*
Gary L. Hultquist	500	*	—	—	—	—
Perry M. Waughtal(f)	46,918	*	—	—	91,024	*
Kimberly A. Dang	121	*	—	—	678	*
Thomas A. Martin	—	—	—	—	5,813	*
John W. Schlosser	—	—	—	—	—	—
Directors and Executive Officers as a group (13 persons)(g)	450,169	*	—	—	512,672	*
KMI(h)	22,287,455	7.12%	5,313,400	100.00%	15,934,516	12.71%
Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne(i)	—	—	—	—	10,859,808	8.66%
____________
*  Less than 1%.

(a)	Except as noted otherwise, each beneficial owner has sole voting power and sole investment power over the units and shares listed.

(b)	As of January 31, 2014, we had 312,989,671 common units issued and outstanding.

(c)	As of January 31, 2014, we had 5,313,400 Class B units issued and outstanding.

(d)
Represent the LLC shares of KMR.  As of January 31, 2014, there were 125,399,834 issued and outstanding KMR shares, including four voting shares owned by our general partner.  In all cases, our i-units will be voted in proportion to the affirmative and negative votes, abstentions and non-votes of owners of KMR shares.  Through the provisions in our partnership agreement and KMR’s LLC agreement, the number of outstanding KMR shares, including voting shares owned by our general partner, and the number of our i-units will at all times be equal.

(e)	Includes 7,879 common units and 1,319 KMR shares owned by Mr. Kinder’s spouse. Mr. Kinder disclaims all beneficial and pecuniary interest in these common units and KMR shares.

(f)
Includes 18,641 KMR shares held by a limited partnership, the general partner of which is owned 50% by Mr. Waughtal and 50% by his spouse and jointly controlled by Mr. Waughtal and his spouse. Mr. Waughtal disclaims 99.5% of any beneficial and pecuniary interest in these shares.

(g)	See notes (e) and (f).

(h)	Includes common units owned by KMI and its consolidated subsidiaries, including 1,724,000 common units owned by Kinder Morgan G.P., Inc.

(i)
As reported on the Schedule 13G/A filed February 5, 2014 by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne,  Kayne Anderson Capital Advisors, L.P. reported that in regard to KMR shares, it had sole voting power over 0 shares, shared voting power over 10,859,808 shares, no sole disposition power over 0 shares and shared disposition power over 10,859,808 shares.  Mr. Kayne reports that in regard to KMR shares, he had sole voting power over 0 shares, shared voting power over 10,859,808 shares, sole disposition power over 0 shares and shared disposition power over 10,859,808 shares.  Kayne Anderson Capital Advisors, L.P.’s and Richard A. Kayne’s address is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

KMR’s board of directors and its compensation committee previously established a minimum ownership requirement for members of the board with respect to KMP units, KMR shares or a combination thereof. As of December 31, 2013, one member of the board, Mr. Hultquist, did not satisfy this minimum ownership requirement. Effective February 6, 2014, the board, by unanimous consent, determined to provide a waiver of the minimum ownership requirement in the case of Mr. Hultquist until December 31, 2014, or such later date determined by the board.

The following table sets forth information as of January 31, 2014, regarding the beneficial ownership of KMI Class P shares by each of the directors of our general partner and KMR, its delegate, by each of the named executive officers identified in Item 11 “Executive Compensation” and by all directors and executive officers as a group.
Amount and Nature of Beneficial Ownership(a)

	KMI Class P Shares
Name	Number of Shares	Percent of Class(b)
Richard D. Kinder(c)	242,700,835	23.55%
Steven J. Kean(d)	8,074,560	*
Ted A. Gardner(e)	200,000	*
Gary L. Hultquist	—	—
Perry M. Waughtal(f)	10,000	*
Kimberly A. Dang(g)	2,336,914	*
Thomas A. Martin(h)	1,110,240	*
John W. Schlosser	378,056	*
Directors and Executive Officers as a group (13 persons)(i)	256,140,652	24.85%
___________
*  Less than 1%.

(a)	Except as noted otherwise, each beneficial owner has sole voting power and sole investment power over the shares listed.

(b)	As of January 31, 2014, KMI had 1,030,677,290 Class P shares issued and outstanding.

(c)
Includes 40,467 Class P shares owned by Mr. Kinder’s wife.  Mr. Kinder disclaims any and all beneficial or pecuniary interest in the Class P shares held by his wife.  Also includes 11,072,258 Class P shares held by a limited partnership of which Mr. Kinder controls the voting and disposition power.  Mr. Kinder disclaims 99% of any beneficial and pecuniary interest in these shares.

(d)
Includes 230,000 Class P shares held by a limited partnership. Mr. Kean is the sole general partner of the limited partnership, and two trusts of which family members of Mr. Kean are sole beneficiaries and Mr. Kean is a trustee, each own a 49.5% limited partner interest in the limited partnership. Mr. Kean disclaims beneficial ownership of the Class P shares held by the limited partnership except to the extent of his pecuniary interest therein. Also includes 625,000 Class P shares owned by a charitable foundation of which Mr. Kean is a member of the board of directors and shares voting and investment power.  Mr. Kean disclaims any beneficial ownership in these 625,000 shares.

(e)	Amount does not reflect warrants to purchase 180,000 Class P shares held by Mr. Gardner, which warrants are not currently exercisable based on current market prices for the Class P shares.

(f)
Includes 10,000 Class P shares held by a limited partnership, the general partner of which is owned 50% by Mr. Waughtal and 50% by his spouse and jointly controlled by Mr. Waughtal and his spouse. Mr. Waughtal disclaims 99.5% of any beneficial and pecuniary interest in these shares.

(g)
Includes 2,026,048 Class P shares held by a limited partnership of which Mrs. Dang controls the voting and disposition power.  Mrs. Dang disclaims 10% of any beneficial and pecuniary interest in these shares. Amount does not reflect warrants to purchase 192 Class P shares held by Mrs. Dang, which warrants are not currently exercisable based on current market prices for the Class P shares.

(h)
Includes 148,950 Class P shares held by a trust for the benefit of family members of Mr. Martin with respect to which Mr. Martin shares voting and disposition power. Mr. Martin disclaims any beneficial ownership in these shares.

(i)
See notes (c) through (h) above.  Also includes 174,019 Class P shares held by limited partnerships, limited liability companies or trusts with respect to which executive officers have sole or shared voting or disposition power, but in respect of which Class P shares the executive officers disclaim all or a portion of any beneficial or pecuniary interest. Amount does not reflect warrants to purchase 1,600 Class P shares held by an executive officer, which warrants are not currently exercisable based on current market prices for the Class P shares.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2013.  Specifically, the table provides information regarding our Common Unit Compensation Plan for Non-Employee Directors. This plan is described in Note 12 “—KMEP Common Unit Compensation Plan for Non-Employee Directors” to our consolidated financial statements.

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

For further information regarding our related party transactions, see Note 11 to our consolidated financial statements.

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

The board has adopted governance guidelines for the board and charters for the audit committee, nominating and governance committee and compensation committee.  The governance guidelines and the rules of the NYSE require that a majority of the directors be independent, as described in those guidelines, the committee charters and rules, respectively.  Copies of the guidelines and committee charters are available on our Internet website at www.kindermorgan.com.

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

The board has affirmatively determined that Messrs. Gardner, Hultquist and Waughtal, who constitute a majority of the directors, are independent as described in our governance guidelines and the NYSE rules.  In conjunction with all regular quarterly and certain special board meetings, these three non-management directors also meet in executive session without members of management.  In January 2014, Mr. Hultquist was elected for a one year term to serve as lead director to develop the agendas for and preside at these executive sessions of independent directors.

The governance guidelines and our audit committee charter, as well as the rules of the NYSE and the SEC, require that members of the audit committee satisfy independence requirements in addition to those above.  The board has determined that all of the members of the audit committee are independent as described under the relevant standards.

Item 14.  Principal Accounting Fees and Services

The following sets forth fees billed for the audit and other services provided by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2013 and 2012 (in dollars):

	Year Ended December 31,
	2013	2012
Audit fees(a)	$4,347,576	$3,861,670
Tax fees(b)	3,329,952	2,280,153
Total	$7,677,528	$6,141,823
____________

(a)
Includes fees for integrated audit of annual financial statements and internal control over financial reporting, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC. 2013 and 2012 amounts also include fees of $1,292,000 and $909,000, respectively, for GAAP audits of certain stand-alone financial statements; and fees of $525,000 for 2012 audit costs related to our FTC Natural Gas Pipelines disposal group.

(b)
For 2013 and 2012, amounts include fees of $3,314,276 and $2,267,448, respectively, billed for professional services rendered for tax processing and preparation of Forms K-1 for our unitholders; and fees of $15,676 and $12,705, respectively, billed for professional services rendered for Internal Revenue Service assistance, tax function effectiveness, and for general state, local and foreign tax compliance and consulting services.

All services rendered by PricewaterhouseCoopers LLP are permissible under applicable laws and regulations, and were pre-approved by the audit committee of KMR and our general partner.  Pursuant to the charter of the audit committee of KMR, the delegate of our general partner, the committee’s primary purposes include the following: (i) to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; (ii) to pre-approve all audit and non-audit services, including tax services, to be provided, consistent with all applicable laws, to us by our external auditors; and (iii) to establish the fees and other compensation to be paid to our external auditors.  The audit committee has reviewed the external auditors’ fees for audit and non audit services for fiscal year 2013.  The audit committee has also considered whether such non audit services are compatible with maintaining the external auditors’ independence and has concluded that they are compatible at this time.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)    (1) and (2) Financial Statements and Financial Statement Schedules

See "Index to Financial Statements" set forth on page	105.

(3) Exhibits

Exhibit Number	Description
2.1*
—Agreement and Plan of Merger, dated as of January 29, 2013, by and among Kinder Morgan Energy Partners, L.P., Kinder Morgan G.P., Inc., Javelina Merger Sub LLC and Copano Energy, L.L.C. (schedules omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as exhibit 2.1 to Kinder Morgan Energy Partners, L.P.’s Current Report on Form 8-K filed February 4, 2013).

3.1*
—Third Amended and Restated Agreement of Limited Partnership of Kinder Morgan Energy Partners, L.P. (filed as Exhibit 3.1 to Kinder Morgan Energy Partners, L.P. Form 10-Q (File No. 1-11234) for the quarter ended June 30, 2001, filed on August 9, 2001).

3.2*
—Amendment No. 1 dated November 19, 2004 to Third Amended and Restated Agreement of Limited Partnership of Kinder Morgan Energy Partners, L.P. (filed as Exhibit 99.1 to Kinder Morgan Energy Partners, L.P. Form 8-K (File No. 1-11234), filed November 22, 2004).

3.3*
—Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Kinder Morgan Energy Partners, L.P. (filed as Exhibit 99.1 to Kinder Morgan Energy Partners, L.P. Form 8-K (File No. 1-11234), filed May 5, 2005).

3.4*
—Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Kinder Morgan Energy Partners, L.P. (filed as Exhibit 3.1 to Kinder Morgan Energy Partners, L.P. Form 8-K, filed April 21, 2008).

3.5*
—Amendment No. 4 to Third Amended and Restated Agreement of Limited Partnership of Kinder Morgan Energy Partners, L.P. (filed as Exhibit 3.5 to Kinder Morgan Energy Partners, L.P. Form 10-K for 2012 (File No. 1-11234)).

3.6*
—Amendment No. 5 to Third Amended and Restated Agreement of Limited Partnership of Kinder Morgan Energy Partners, L.P. (filed as exhibit 3.1 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q filed April 30, 2013).

4.1*
—Form of certificate evidencing Common Units representing the common units of Kinder Morgan Energy Partners, L.P. (included as Exhibit A to Third Amended and Restated Agreement of Limited Partnership, filed as Exhibit 3.1 to Kinder Morgan Energy Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001 File No. 1701930, filed August 9, 2001).

4.2*
—Indenture dated as of January 29, 1999 among Kinder Morgan Energy Partners, L.P., the guarantors listed on the signature page thereto and U.S. Trust Company of Texas, N.A., as trustee, relating to Senior Debt Securities (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed February 16, 1999, File No. 1-11234 (the “February 16, 1999 Form 8-K”)).

4.3*
—Indenture dated November 8, 2000 between Kinder Morgan Energy Partners, L.P. and First Union National Bank, as Trustee (filed as Exhibit 4.8 to Kinder Morgan Energy Partners, L.P. Form 10-K for 2001 (File No. 1-11234)).

4.4*
—Indenture dated January 2, 2001 between Kinder Morgan Energy Partners and First Union National Bank, as trustee, relating to Senior Debt Securities (including form of Senior Debt Securities) (filed as Exhibit 4.11 to Kinder Morgan Energy Partners, L.P. Form 10-K (File No. 1-11234) for 2000).

4.5*
—Indenture dated January 2, 2001 between Kinder Morgan Energy Partners and First Union National Bank, as trustee, relating to Subordinated Debt Securities (including form of Subordinated Debt Securities) (filed as Exhibit 4.12 to Kinder Morgan Energy Partners, L.P. Form 10-K (File No. 1-11234) for 2000).

4.6*
—Certificate of Vice President and Chief Financial Officer of Kinder Morgan Energy Partners, L.P. establishing the terms of the 7.40% Notes due March 15, 2031 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 8-K (File No. 1-11234), filed on March 14, 2001).

4.7*	—Specimen of 7.40% Notes due March 15, 2031 in book-entry form (filed as Exhibit 4.3 to Kinder Morgan Energy Partners, L.P. Form 8-K (File No. 1-11234), filed on March 14, 2001).
4.8*
—Certificate of Vice President and Chief Financial Officer of Kinder Morgan Energy Partners, L.P. establishing the terms of the 7.125% Notes due March 15, 2012 and the 7.750% Notes due March 15, 2032 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 10-Q (File No. 1-11234) for the quarter ended March 31, 2002, filed on May 10, 2002).

4.9*
—Specimen of 7.750% Notes due March 15, 2032 in book-entry form (filed as Exhibit 4.3 to Kinder Morgan Energy Partners, L.P. Form 10-Q (File No. 1-11234) for the quarter ended March 31, 2002, filed on May 10, 2002).

4.10*
—Indenture dated August 19, 2002 between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-4 (File No. 333-100346) filed on October 4, 2002 (the “October 4, 2002 Form S-4”)).

4.11*
—First Supplemental Indenture to Indenture dated August 19, 2002, dated August 23, 2002 between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.2 to the October 4, 2002 Form S-4 (File No. 333-100346)).

4.12*	—Form of 7.30% Note (contained in the Indenture filed as Exhibit 4.1 to the October 4, 2002 Form S-4 (File No. 333-100346)).
4.13*
—Senior Indenture dated January 31, 2003 between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association (filed as Exhibit 4.2 to the Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-3 (File No. 333-102961) filed on February 4, 2003 (the “February 4, 2003 Form S-3”)).

4.14*	—Form of Senior Note of Kinder Morgan Energy Partners, L.P. (included in the Form of Senior Indenture filed as Exhibit 4.2 to the February 4, 2003 Form S-3 (File No. 333-102961)).
4.15*
—Subordinated Indenture dated January 31, 2003 between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association (filed as Exhibit 4.4 to the February 4, 2003 Form S-3 (File No. 333-102961)).

4.16*	—Form of Subordinated Note of Kinder Morgan Energy Partners, L.P. (included in the Form of Subordinated Indenture filed as Exhibit 4.4 to the February 4, 2003 Form S-3 (File No. 333-102961)).
4.17*
—Certificate of Executive Vice President and Chief Financial Officer and Vice President, General Counsel and Secretary of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P. establishing the terms of the 5.125% Notes due November 15, 2014 (filed as Exhibit 4.27 to Kinder Morgan Energy Partners, L.P. Form 10-K for 2004 filed March 4, 2005 (File No. 1-11234)).

4.18*
—Certificate of Vice President, Treasurer and Chief Financial Officer and Vice President, General Counsel and Secretary of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P. establishing the terms of the 5.80% Notes due March 15, 2035 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended March 31, 2005, filed on May 6, 2005 (File No. 1-11234)).

4.19*
—Certificate of Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P. establishing the terms of the 6.00% Senior Notes due February 1, 2017 and 6.50% Senior Notes due February 1, 2037 (filed as Exhibit 4.28 to Kinder Morgan Energy Partners, L.P. Form 10-K for 2006 filed March 1, 2007 (File No. 1-11234)).

4.20*
—Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 6.95% Senior Notes due January 15, 2038 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30, 2007 filed August 8, 2007 (File No. 1-11234)).

4.21*
—Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.95% Senior Notes due February 15, 2018 (filed as Exhibit 4.28 to Kinder Morgan Energy Partners, L.P. Form 10-K for 2007 filed February 26, 2008 (File No. 1-11234)).

4.22*
—Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 9.00% Senior Notes due February 1, 2019 (filed as Exhibit 4.29 to Kinder Morgan Energy Partners, L.P. Form 10-K for 2008 filed February 23, 2009).

4.23*
—Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.625% Senior Notes due February 15, 2015, and the 6.85% Senior Notes due February 15, 2020 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30, 2009 filed August 3, 2009).

4.24*
—Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.80% Senior Notes due March 1, 2021, and the 6.50% Senior Notes due September 1, 2039 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended September 30, 2009 filed October 30, 2009).

4.25*
—Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.30% Senior Notes due September 15, 2020, and the 6.55% Senior Notes due September 15, 2040 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30, 2010 filed July 30, 2010).

4.26*
—Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 3.50% Senior Notes due March 1, 2016, and the 6.375% Senior Notes due March 1, 2041 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended March 31, 2011 filed April 29, 2011).

4.27*
—Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 4.15% Senior Notes due March 1, 2022, and the 5.625% Senior Notes due September 1, 2041 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011).

4.28*
—Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 3.95% Senior Notes due September 1, 2022 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended March 31, 2012 filed April 27, 2012).

4.29*
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

4.30*
—Certificate of the Vice President and Chief Financial Officer and the Vice President, General Counsel and Secretary of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 3.50% Senior Notes due September 1, 2023, and the 5.00% Senior Notes due March 1, 2043 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013).

4.31*
—Certificate of the Vice President and Treasurer and the Vice President and Secretary of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 2.650% Senior Notes due February 1, 2019, and the 4.150% Senior Notes due February 1, 2024 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended September 30, 2013 filed October 28, 2013).

4.32*
—Certain instruments with respect to long-term debt of Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries which relate to debt that does not exceed 10% of the total assets of Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. sec. #229.601.  Kinder Morgan Energy Partners, L.P. hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.

10.1*
—Delegation of Control Agreement among Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan Energy Partners, L.P. and its operating partnerships (filed as Exhibit 10.1 to the Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30, 2001 (File No. 1-11234)).

10.2*
—Amendment No. 1 to Delegation of Control Agreement, dated as of July 20, 2007, among Kinder Morgan G.P., Inc., Kinder Morgan Management, LLC, Kinder Morgan Energy Partners, L.P. and its operating partnerships (filed as Exhibit 10.1 to Kinder Morgan Energy Partners, L.P.’s Current Report on Form 8-K on July 20, 2007 (File No. 1-11234)).

10.3*
—Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors (filed as Exhibit 10.2 to Kinder Morgan Energy Partners, L.P. Form 8-K filed January 21, 2005 (File No. 1-11234)).

10.4*	—Form of Common Unit Compensation Agreement entered into with Non-Employee Directors (filed as Exhibit 10.1 to Kinder Morgan Energy Partners, L.P. Form 8-K filed January 21, 2005 (File No. 1-11234)).
10.5*	—Kinder Morgan, Inc. 2011 Stock Incentive Plan (filed as Exhibit 10.1 to Kinder Morgan, Inc.’s Form 10-Q for the quarter ended March 31, 2011 (File No. 1-35081) (the “KMI 10-Q”)).
10.6*	—Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the KMI 10-Q).
10.7*	—Kinder Morgan, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.5 to the KMI 10-Q).
10.8*	—Kinder Morgan, Inc. Annual Incentive Plan (filed as Exhibit 10.6 to the KMI 10-Q).
10.9*
—Amended and Restated Credit Agreement dated as of May 1, 2013 among Kinder Morgan Energy Partners, L.P., Kinder Morgan Operating L.P. “B”, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to Kinder Morgan Energy Partners, L.P.’s Current Report on Form 8-K filed on May 1, 2013).

11.1	—Statement re: computation of per share earnings.
12.1	—Statement re: computation of ratio of earnings to fixed charges.
21.1	—List of Subsidiaries.
23.1	—Consent of PricewaterhouseCoopers LLP.
23.2	—Consent of Netherland, Sewell & Associates, Inc.
23.3	—Consent of Ryder Scott Company, L.P.
31.1	—Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	—Mine Safety Disclosures.
99.1
—Netherland, Sewell & Associates, Inc.’s report of estimates of the net reserves and future net revenues, as of December 31, 2013, related to Kinder Morgan CO2 Company, L.P.’s interest in certain oil and gas properties located in the state of Texas.

99.2
—Ryder Scott Company, L.P.’s report of estimates of the net reserves and future net revenues, as of December 31, 2013, related to Kinder Morgan CO2 Company, L.P.’s interest in certain oil and gas properties located in the state of Texas.

101
—Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (ii) our Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iii) our Consolidated Balance Sheets as of December 31, 2013 and 2012; (iv) our Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (v) our Consolidated Statements of Partners’ Capital as of and for the years ended December 31, 2013, 2012 and 2011; and (vi) the notes to our Consolidated Financial Statements.

_______
* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

Report of Independent Registered Public Accounting Firm

To the Partners of Kinder Morgan Energy Partners, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of Kinder Morgan Energy Partners, L.P. and its subsidiaries (the “Partnership”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A of the Partnership’s 2013 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A of the Partnership’s 2013 Annual Report on Form 10-K, management has excluded Copano Energy, L.L.C. from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired in a purchase business combination by Kinder Morgan Energy Partners, L.P. on May 1, 2013. We have also excluded Copano Energy, L.L.C. from our audit of internal control over financial reporting. Copano Energy, L.L.C. is a wholly-owned subsidiary whose total assets and total revenues represent 14% and 10%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 18, 2014

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Millions, Except Per Unit Amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues
Natural gas sales	$3,567	$2,535	$3,305
Services	5,239	4,135	3,050
Product sales and other	3,724	2,365	1,534
Total Revenues	12,530	9,035	7,889

Operating Costs, Expenses and Other
Costs of sales	5,207	3,029	3,278
Operations and maintenance	1,921	1,605	1,490
Depreciation, depletion and amortization	1,446	1,159	928
General and administrative	560	547	473
Taxes, other than income taxes	296	239	174
Other income, net	(129)	(28)	(11)
Total Operating Costs, Expenses and Other	9,301	6,551	6,332

Operating Income	3,229	2,484	1,557

Other Income (Expense)
Earnings from equity investments	297	295	224
Amortization of excess cost of equity investments	(10)	(7)	(7)
Interest, net	(855)	(683)	(513)
Gain (loss) on remeasurement of previously held equity investments to fair value (Note 3)	558	—	(167)
Gain on sale of investments in Express pipeline system (Note 3)	224	—	—
Other, net	42	20	18
Total Other Income (Expense)	256	(375)	(445)

Income from Continuing Operations Before Income Taxes	3,485	2,109	1,112

Income Tax Expense	(164)	(39)	(45)

Income from Continuing Operations	3,321	2,070	1,067

Discontinued Operations (Note 3)
Income from operations of FTC Natural Gas Pipelines disposal group	—	160	201
Loss on sale and the remeasurement of FTC Natural Gas Pipelines disposal group to fair value	(4)	(829)	—
(Loss) Income from Discontinued Operations	(4)	(669)	201

Net Income	3,317	1,401	1,268

Net Income Attributable to Noncontrolling Interests	(36)	(18)	(10)

Net Income Attributable to KMEP	$3,281	$1,383	$1,258

Calculation of Limited Partners’ Interest in Net Income (Loss) Attributable to KMEP:
Income from Continuing Operations attributable to KMEP	$3,285	$2,045	$1,059
Less: Pre-acquisition income from operations of drop-down asset groups allocated to General Partner	(19)	(67)	—
Add: Drop-down asset groups’ severance expense allocated to General Partner	11	9	—
Less: General Partner’s remaining Interest	(1,708)	(1,410)	(1,173)
Limited Partners’ Interest	1,569	577	(114)
Add: Limited Partners’ Interest in Discontinued Operations	(4)	(655)	197
Limited Partners’ Interest in Net Income (Loss)	$1,565	$(78)	$83

Limited Partners’ Net Income (Loss) per Unit:
Income (Loss) from Continuing Operations	$3.77	$1.64	$(0.35)
(Loss) Income from Discontinued Operations	(0.01)	(1.86)	0.60
Net Income (Loss)	$3.76	$(0.22)	$0.25

Weighted Average Number of Units Used in Computation of Limited Partners’ Net Income per Unit	416	351	326

Per Unit Cash Distribution Declared for the Period	$5.33	$4.98	$4.61
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Millions)

	Year Ended December 31,
	2013	2012	2011
Net Income	$3,317	$1,401	$1,268

Other Comprehensive (Loss) Income:
Change in fair value of derivatives utilized for hedging purposes	(60)	117	14
Reclassification of change in fair value of derivatives to net income	18	(8)	256
Foreign currency translation adjustments	(137)	44	(45)
Adjustments to pension and other postretirement benefit plan liabilities	43	14	(34)
Total Other Comprehensive (Loss) Income	(136)	167	191

Comprehensive Income	3,181	1,568	1,459
Comprehensive Income Attributable to Noncontrolling Interests	(35)	(20)	(12)
Comprehensive Income Attributable to KMEP	$3,146	$1,548	$1,447

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Millions, Except Units)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$404	$529
Accounts receivable, net	1,511	1,114
Inventories	393	338
Assets held for sale	—	211
Other current assets	360	185
Total current assets	2,668	2,377

Property, plant and equipment, net	27,405	22,330
Investments	2,233	1,864
Goodwill	6,547	5,417
Other intangibles, net	2,414	1,142
Deferred charges and other assets	1,497	1,846
Total Assets	$42,764	$34,976

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current portion of debt	$1,504	$1,155
Accounts payable	1,537	1,091
Accrued interest	371	327
Accrued contingencies	529	48
Other current liabilities	636	626
Total current liabilities	4,577	3,247

Long-term liabilities and deferred credits
Long-term debt
Outstanding	18,410	15,907
Debt fair value adjustments	1,214	1,698
Total Long-term debt	19,624	17,605
Deferred income taxes	285	249
Other long-term liabilities and deferred credits	1,057	1,113
Total long-term liabilities and deferred credits	20,966	18,967

Total Liabilities	25,543	22,214
Commitments and contingencies (Notes 8, 12 and 16)

Partners’ Capital
Common units (312,791,561 and 252,756,425 units issued and outstanding as of December 31, 2013 and 2012, respectively)	9,459	4,723
Class B units (5,313,400 and 5,313,400 units issued and outstanding as of December 31, 2013 and 2012, respectively)	6	14
i-units (125,323,734 and 115,118,338 units issued and outstanding as of December 31, 2013 and 2012, respectively)	4,222	3,564
General partner	3,081	4,026
Accumulated other comprehensive income	33	168
Total KMEP’s Partners’ Capital	16,801	12,495
Noncontrolling interests	420	267
Total Partners’ Capital	17,221	12,762
Total Liabilities and Partners’ Capital	$42,764	$34,976

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions)

	Year Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities
Net Income	$3,317	$1,401	$1,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,446	1,166	955
Amortization of excess cost of equity investments	10	7	7
(Gain) Loss from the remeasurement of net assets to fair value and the sale of discontinued operations (net of cash selling expenses)(Note 3)	(556)	751	167
Gain from sale of investments in Express pipeline system (Note 3)	(224)	—	—
Noncash compensation and severance expense allocated from KMI (Note 11)	—	7	90
Earnings from equity investments	(297)	(365)	(311)
Distributions from equity investment earnings	279	322	286
Proceeds from termination of interest rate swap agreements	96	53	73
Changes in components of working capital, net of the effects of acquisitions:
Accounts receivable	(195)	(241)	14
Inventories	(52)	(92)	(36)
Other current assets	(116)	(7)	(7)
Accounts payable	43	118	26
Accrued interest	34	16	19
Accrued contingencies and other current liabilities	(34)	198	(9)
Rate reparations, refunds and other litigation reserve adjustments	174	(42)	171
Other, net	(53)	(13)	161
Net Cash Provided by Operating Activities	3,872	3,279	2,874

Cash Flows From Investing Activities
Payment to KMI for drop-down asset groups, net of cash acquired (Note 3)	(994)	(3,465)	—
Acquisitions of assets and investments, net of cash acquired	(292)	(83)	(1,179)
Proceeds from sale of investments in Express pipeline system	402	—	—
Proceeds from disposal of discontinued operations	—	1,791	—
Repayments from related party	1	66	31
Capital expenditures	(3,218)	(1,900)	(1,199)
Sale or casualty of property, plant and equipment, investments and other net assets, net of removal costs	86	100	25
Contributions to investments	(204)	(177)	(371)
Distributions from equity investments in excess of cumulative earnings	66	144	214
Other, net	48	(25)	62
Net Cash Used in Investing Activities	(4,105)	(3,549)	(2,417)

Cash Flows From Financing Activities
Issuance of debt	10,227	9,270	7,502
Payment of debt	(8,582)	(8,028)	(6,394)
Debt issue costs	(22)	(16)	(18)
Proceeds from issuance of i-units	210	727	—
Proceeds from issuance of common units	1,285	909	955
Contributions from noncontrolling interests	148	62	29
Contributions from General Partner	38	45	—
Pre-acquisition contributions from (distributions to) KMI to (from) drop-down asset groups	35	(26)	—
Distributions to partners and noncontrolling interests:
Common units	(1,487)	(1,162)	(1,030)
Class B units	(28)	(26)	(24)
General Partner	(1,653)	(1,340)	(1,161)
Noncontrolling interests	(41)	(32)	(28)
Other, net	(1)	(1)	—
Net Cash Provided by (Used in) Financing Activities	129	382	(169)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(21)	8	(8)

Net (decrease) increase in Cash and Cash Equivalents	(125)	120	280
Cash and Cash Equivalents, beginning of period	529	409	129
Cash and Cash Equivalents, end of period	$404	$529	$409

The accompanying notes are an integral part of these consolidated financial statements

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In Millions)

	Year Ended December 31,
	2013	2012	2011
Noncash Investing and Financing Activities
Net assets acquired by the transfer of the drop-down asset group	$—	$7,477	$—
Assets acquired or liabilities settled by the issuance of common units	$3,841	$686	$24
Assets acquired by the assumption or incurrence of liabilities	$1,510	$—	$207
Increase in Property, plant and equipment from both accruals and contractor retainage	$269	$89	$32

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$854	$692	$518
Cash paid during the period for income taxes	$10	$17	$10

The accompanying notes are an integral part of these consolidated financial statements

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (In Millions, Except Units)

	2013		2012		2011
	Units	Amount	Units	Amount	Units	Amount
Common units:
Beginning Balance	252,756,425	$4,723	232,677,222	$4,347	218,880,103	$4,282
Net income (loss)	—	1,098	—	(56)	—	57
Units issued as consideration pursuant to common unit compensation plan for non-employee directors	—	—	—	—	2,450	—
Units issued as consideration in the acquisition of assets	44,620,662	3,841	8,661,627	686	324,961	24
Units issued for cash	15,414,474	1,285	11,417,576	909	13,469,708	955
Distributions	—	(1,487)	—	(1,162)	—	(1,030)
Reimbursed compensation and severance exp. allocated from KMI	—	—	—	4	—	61
Sale of noncontrolling interest-retained control	—	—	—	(4)	—	—
Other adjustments	—	(1)	—	(1)	—	(2)
Ending Balance	312,791,561	9,459	252,756,425	4,723	232,677,222	4,347

Class B units:
Beginning Balance	5,313,400	14	5,313,400	42	5,313,400	63
Net income (loss)	—	20	—	(2)	—	2
Distributions	—	(28)	—	(26)	—	(24)
Reimbursed compensation and severance exp. allocated from KMI	—	—	—	—	—	1
Ending Balance	5,313,400	6	5,313,400	14	5,313,400	42

i-Units:
Beginning Balance	115,118,338	3,564	98,509,392	2,857	91,907,990	2,808
Net income (loss)	—	448	—	(20)	—	24
Units issued for cash	2,640,196	210	10,120,000	727	—	—
Distributions	7,565,200	—	6,488,946	—	6,601,402	—
Reimbursed compensation and severance exp. allocated from KMI	—	—	—	1	—	26
Sale of noncontrolling interest-retained control	—	—	—	(1)	—	—
Other adjustments	—	—	—	—	—	(1)
Ending Balance	125,323,734	4,222	115,118,338	3,564	98,509,392	2,857

General partner:
Beginning Balance		4,026		259		244
Net income		1,715		1,461		1,175
Contributions		38		45		—
Distributions		(1,653)		(1,340)		(1,161)
Drop-Down acquisitions (Note 3)		(1,057)		3,594		—
Reimbursed compensation and severance exp. allocated from KMI		10		7		1
Other adjustments		2		—		—
Ending Balance		3,081		4,026		259

Accumulated other comprehensive income (loss):
Beginning Balance		168		3		(186)
Change in fair value of derivatives utilized for hedging purposes		(60)		115		14
Reclassification of change in fair value of derivatives to net income		18		(8)		253
Foreign currency translation adjustments		(136)		44		(44)
Adjustments to pension and other postretirement benefit plan liabilities		43		14		(34)
Ending Balance		33		168		3

Total KMEP Partners’ Capital	443,428,695	$16,801	373,188,163	$12,495	336,500,014	$7,508

Noncontrolling interests:
Beginning Balance		$267		$96		$82
Net income		36		18		10
Contributions		148		62		29
Distributions		(41)		(32)		(28)
Drop-Down acquisitions (Note 3)		(10)		36		—
Copano acquisition (Note 3)		17		—		—
Change in fair value of derivatives utilized for hedging purposes		—		2		—
Reclassification of change in fair value of derivatives to net income		—		—		3
Foreign currency translation adjustments		(1)		—		(1)
Reimbursed compensation and severance exp. allocated from KMI		—		1		1
Sale of noncontrolling interest-retained control		—		84		—
Other adjustments		4		—		—
Ending Balance		420		267		96

Total Partners’ Capital	443,428,695	$17,221	373,188,163	$12,762	336,500,014	$7,604

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  General

Organization

Kinder Morgan Energy Partners, L.P. is a Delaware limited partnership formed in August 1992.  Unless the context requires otherwise, references to “we,” “us,” “our,” “KMP,” or the “Partnership” are intended to mean Kinder Morgan Energy Partners, L.P., our operating limited partnerships and their majority-owned and controlled subsidiaries.  We are a leading pipeline transportation and energy storage company in North America, managing a diversified portfolio of energy transportation and storage assets. We own an interest in or operate approximately 52,000 miles of pipelines and 180 terminals, and we conduct our business through five reportable business segments.

These segments and the activities performed to provide services to our customers and create value for our unitholders are as follows:

▪	Natural Gas Pipelines - transporting, storing, buying, selling, gathering, treating, processing and fractionating natural gas;

▪	CO2 – transporting oil, producing, transporting and selling CO2 for use in, and selling crude oil, natural gas and NGL produced from, enhanced oil recovery operations;

▪
Products Pipelines - transporting, storing and processing refined petroleum products (including gasoline, diesel fuel and jet fuel), NGL, crude oil, condensate and bio-fuels, plus operating associated product terminals and petroleum pipeline transmix facilities;

▪
Terminals - transloading, storing and delivering a wide variety of bulk, petroleum (including crude oil), petrochemical and other liquid products at terminal facilities located across the U.S. and portions of Canada; and

▪	Kinder Morgan Canada – transporting crude oil and refined petroleum products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia and the state of Washington.

We focus on providing fee-based services to customers, generally avoiding near-term commodity price risks and taking advantage of the tax benefits of a limited partnership structure.  We trade on the NYSE under the symbol “KMP,” and we conduct our operations through five limited partnerships and one limited liability corporation, as follows: (i) Kinder Morgan Operating L.P. “A”; (ii) Kinder Morgan Operating L.P. “B”; (iii) Kinder Morgan Operating L.P. “C”; (iv) Kinder Morgan Operating L.P. “D”; (v) Kinder Morgan CO2 Company, L.P.; and (vi) Copano.  Combined, the five limited partnerships are referred to as our operating partnerships, and we are the 98.9899% limited partner and our general partner is the 1.0101% general partner in each.  Both we and our operating partnerships are governed by Amended and Restated Agreements of Limited Partnership, as amended, and certain other agreements that are collectively referred to in this report as the partnership agreements.
KMI and Kinder Morgan G.P., Inc.

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
As of December 31, 2013, KMI and its consolidated subsidiaries owned, through KMI’s general and limited partner interests in us and its ownership of shares issued by its subsidiary KMR (discussed following), an approximate 11.6% interest in us. In addition to the distributions it receives from its limited and general partner interests, KMI also receives an incentive distribution from us as a result of its ownership of our general partner. Including both its general and limited partner interests in us, at the 2013 distribution level, KMI received approximately 49% of all quarterly distributions of available cash from us, with approximately 43% and 6% of all quarterly distributions from us attributable to KMI’s general partner and limited partner interests, respectively. As of December 31, 2012, KMI owned an approximate 12.8% interest in us and, at the 2012 distribution level, KMI received approximately 51% of all quarterly distributions of available cash from us, with approximately 45% and 6% of all quarterly distributions from us attributable to KMI’s general partner and limited partner interests, respectively. In addition, as a result of its May 25, 2012 acquisition of all of the outstanding shares of EP, a Delaware corporation, KMI now owns a 41% limited partner interest and the 2% general partner interest in EPB.

KMR

KMR is a Delaware LLC formed in February 2001. Our general partner owns all of KMR’s voting securities and, pursuant to a delegation of control agreement, has delegated to KMR, to the fullest extent permitted under Delaware law and our partnership agreement, all of its power and authority to manage and control our business and affairs, except that KMR cannot take certain specified actions without the approval of our general partner. KMR’s shares represent LLC interests and trade on the NYSE under the symbol “KMR.”
Under the delegation of control agreement, KMR, as the delegate of our general partner, manages and controls our business and affairs and the business and affairs our operating limited partnerships, of Copano, and our operating limited partnerships and Copano’s majority-owned and controlled subsidiaries. Furthermore, in accordance with its LLC agreement, KMR’s activities are limited to being a limited partner in us, and managing and controlling the business and affairs of us, our operating limited partnerships, Copano, and our operating limited partnerships and Copano’s majority-owned and controlled subsidiaries. As of December 31, 2013 and 2012, KMR, through its sole ownership of our i-units, owned approximately 28.3% and 30.8%, respectively, of all of our outstanding limited partner units (which are in the form of i-units that are issued only to KMR).
2.  Summary of Significant Accounting Policies

Basis of Presentation

General
Our reporting currency is in U.S. dollars, and all references to dollars are U.S. dollars, except where stated otherwise.  Canadian dollars are designated as C$.

Our accompanying consolidated financial statements include our accounts, and the accounts of Copano and our operating limited partnerships and Copano’s majority-owned and controlled subsidiaries. We have prepared these consolidated financial statements under the rules and regulations of the U.S. SEC.  These rules and regulations conform to the accounting principles contained in the FASB’s Accounting Standards Codification, the single source of GAAP.  Under such rules and regulations, all significant intercompany items have been eliminated in consolidation.  Additionally, certain amounts from prior years have been reclassified to conform to the current presentation.

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
KMI Asset Drop-Downs
Effective August 1, 2012, we acquired a 100% ownership interest in TGP and a 50% ownership interest in EPNG from KMI for an aggregate consideration of approximately $6.2 billion (including our proportional share of assumed debt borrowings as of August 1, 2012). In this report, we refer to this acquisition of assets from KMI as the August 2012 drop-down transaction; and the combined group of assets acquired from KMI effective August 1, 2012 as the August 2012 drop-down asset group.
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

KMI acquired all of the assets included in the drop-down asset groups as part of its May 25, 2012 acquisition of EP, and KMI accounted for its EP acquisition under the acquisition method of accounting. We, however, accounted for the drop-down transactions as combinations of entities under common control. Accordingly, we prepared our consolidated financial statements to reflect the transfers of the drop-down asset groups from KMI to us as if such transfers had taken place on the date when the drop-down asset groups met the accounting requirements for entities under common control—May 25, 2012 for both TGP and EPNG, and June 1, 2012 for the EP midstream assets. Specifically, we (i) consolidated our now 100% investments in the drop-down asset groups as of the effective dates of common control, recognizing the acquired assets and assumed liabilities at KMI’s carrying value (including all of KMI’s purchase accounting adjustments); (ii) recognized any difference between our purchase price and the carrying value of the net assets we acquired as an adjustment to our Partners’ Capital (specifically, as an adjustment to our general partner’s and our noncontrolling interests’ capital interests); and (iii) retrospectively adjusted our consolidated financial statements, for any date after the effective dates of common control.
Additionally, because KMI both controls us and consolidates our financial statements into its consolidated financial statements as a result of its ownership of our general partner, we fully allocated to our general partner:

▪
the earnings of the drop-down asset groups for the periods beginning on the effective dates of common control (described above) and ending August 1, 2012 for the August 2012 drop-down asset group and March 1, 2013 for the March 2013 drop-down asset group, respectively (we refer to these earnings as “pre-acquisition” earnings and we reported these earnings separately as “Pre-acquisition income from operations of drop-down asset groups allocated to General Partner” within the “Calculation of Limited Partners’ Interest in Net Income (Loss)” section of our accompanying consolidated statements of income for the years ended December 31, 2013 and 2012; and

▪
incremental severance expense related to KMI’s acquisition of EP and allocated to us from KMI (and we reported this expense separately as “Drop-down asset groups’ severance expense allocated to General Partner” within the “Calculation of Limited Partners’ Interest in Net Income (Loss)” section of our accompanying consolidated statements of income for the years ended December 31, 2013 and 2012. The severance expense allocated to us was associated with the drop-down asset groups; however, we do not have any obligation, nor did we pay any amounts related to this expense.

For all periods beginning after our acquisition dates of August 1, 2012 and March 1, 2013, respectively, we allocated our earnings (including the earnings from the drop-down asset groups) to all of our partners according to our partnership agreement. For more information about the drop-down transactions, see Note 3 “Acquisitions and Divestitures—KMI Asset Drop-Downs.” For more information on the changes to our Partners’ Capital related to the drop-down transactions, see Note 10 “Partners’ Capital—Adjustment to Partners’ Capital from KMI Asset Drop-Downs.”
FTC Natural Gas Pipelines Disposal Group – Discontinued Operations
Effective November 1, 2012, KMI sold our (i) Kinder Morgan Interstate Gas Transmission natural gas pipeline system; (ii) Trailblazer natural gas pipeline system; (iii) Casper and Douglas natural gas processing operations; and (iv) 50% equity investment in the Rockies Express natural gas pipeline system to Tallgrass Energy Partners, LP (now known as Tallgrass Development, LP) (Tallgrass) for approximately $1.8 billion in cash (before selling costs), or $3.3 billion including our share of joint venture debt. In this report, we refer to this combined group of assets as our FTC Natural Gas Pipelines disposal group. The sale of our FTC Natural Gas Pipelines disposal group satisfied terms of a March 15, 2012 agreement between KMI and the FTC to divest certain of our assets in order to receive regulatory approval for KMI’s EP acquisition.
Following KMI’s agreement with the FTC, we accounted for our FTC Natural Gas Pipelines disposal group as discontinued operations in accordance with the provisions of the “Presentation of Financial Statements—Discontinued Operations” Topic of the Codification. Accordingly, we (i) reclassified and excluded the FTC Natural Gas Pipelines disposal group’s results of operations from our results of continuing operations and reported the disposal group’s results of operations separately as “Income from operations of FTC Natural Gas Pipelines disposal group” within the discontinued operations section of our accompanying consolidated statements of income for all periods presented and (ii) separately reported a “(Loss) on sale and the remeasurement of FTC Natural Gas Pipelines disposal group to fair value” within the discontinued operations section of our accompanying consolidated statements of income for the years ended December 31, 2013 and 2012. We did not, however, elect to present separately the operating, investing and financing cash flows related to the disposal group in our accompanying consolidated statements of cash flows.
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

Cash held in escrow is restricted cash, and as of December 31, 2013 and 2012, our restricted cash totaled $19 million and $7 million, respectively. We included $17 million of our restricted cash as of December 31, 2013 within “Other current assets” on our accompanying consolidated balance sheet, and we included the remaining balance within “Deferred charges and other assets.” As of December 31, 2012, we included all of our restricted cash balance within “Other current assets.”

Accounts Receivable

The amounts reported as “Accounts receivable, net” on our accompanying consolidated balance sheets as of December 31, 2013 and 2012 primarily consist of amounts due from customers.

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

Inventories

Our inventories of products consist of materials and supplies, NGL, refined petroleum products, and natural gas.  We report these assets at the lower of weighted-average cost or market. We report materials and supplies inventories at cost, and periodically review for physical deterioration and obsolescence.

Gas Imbalances

We value gas imbalances due to or due from interconnecting pipelines at the lower of cost or market or index prices, per our quarterly imbalance valuation procedures.  Gas imbalances represent the difference between customer nominations and actual gas receipts from, and gas deliveries to, our interconnecting pipelines and shippers under various operational balancing and shipper imbalance agreements.  Natural gas imbalances are either settled in cash or made up in-kind subject to the pipelines’ various tariff provisions.  As of December 31, 2013 and 2012, our gas imbalance receivables—including both trade and related party receivables—totaled $68 million and $15 million, respectively, and we included these amounts within “Other current assets” on our accompanying consolidated balance sheets.  As of December 31, 2013 and 2012, our gas imbalance payables—including both trade and related party payables—totaled $25 million and $6 million, respectively, and we included these amounts within “Other current liabilities” on our accompanying consolidated balance sheets.

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

We generally compute depreciation using the straight-line method based on estimated economic lives; however, for certain depreciable assets, we employ the composite depreciation method, applying a single depreciation rate for a group of assets.  Generally, we apply composite depreciation rates to functional groups of property having similar economic characteristics.  The rates range from 1.1% to 14.0%, excluding certain short-lived assets such as vehicles.  Depreciation estimates are based on various factors, including age (in the case of acquired assets), manufacturing specifications, technological advances and historical data concerning useful lives of similar assets.  Uncertainties that impact these estimates included changes in laws and regulations relating to restoration and abandonment requirements, economic conditions, and supply and demand in the area.  When assets are put into service, we make estimates with respect to useful lives (and salvage values where appropriate) that we believe are reasonable.  However, subsequent events could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization expense.  Historically, adjustments to useful lives have not had a material impact on our aggregate depreciation levels from year to year.

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

We engage in enhanced recovery techniques in which CO2 is injected into certain producing oil reservoirs.  In some cases, the acquisition cost of the CO2 associated with enhanced recovery is capitalized as part of our development costs when it is injected.  The acquisition cost associated with pressure maintenance operations for reservoir management is expensed when it is injected.  When CO2 is recovered in conjunction with oil production, it is extracted and re-injected, and all of the associated costs are expensed as incurred.  Proved developed reserves are used in computing units of production rates for drilling and development costs, and total proved reserves are used for depletion of leasehold costs.  The units-of-production rate is determined by field.

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

Impairments

We review long-lived assets for impairment whenever events or changes in circumstances indicate that our carrying amount of an asset may not be recoverable.  We recognize impairment losses when estimated future cash flows expected to result from our use of the asset and its eventual disposition is less than its carrying amount.

We evaluate our oil and gas producing properties for impairment of value on a field-by-field basis or, in certain instances, by logical grouping of assets if there is significant shared infrastructure, using undiscounted future cash flows based on total proved and risk-adjusted probable and possible reserves.  For the purpose of impairment testing, adjustments for the inclusion of risk-adjusted probable and possible reserves, as well as forward curve pricing, will cause impairment calculation cash flows to differ from the amounts presented in our supplemental information on oil and gas producing activities disclosed in “Supplemental Information on Oil and Gas Activities (Unaudited)”.

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

Goodwill

Goodwill represents the excess of the cost of an acquisition price over the fair value of acquired net assets, and such amounts are reported separately as on our consolidated balance sheets.  As of December 31, 2013 and 2012, our total goodwill was $6,547 million and $5,417 million, respectively.  Goodwill is not amortized, but instead is tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.

We perform our goodwill impairment test on May 31 of each year.  There were no impairment charges resulting from our May 31, 2013, 2012 or 2011 impairment testing, and no event indicating an impairment has occurred subsequent to May 31, 2013.

If a significant portion of one of our business segments is disposed of (that also constitutes a business), we would allocate goodwill based on the relative fair values of the portion of the segment being disposed of and the portion of the segment remaining.

Revenue Recognition Policies

We recognize revenues as services are rendered or goods are delivered and, if applicable, title has passed.  We recognize natural gas sales revenues and NGL sales revenue when the natural gas or NGL is sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured.  Our sales and purchases of natural gas and NGL are primarily accounted for on a gross basis as natural gas sales or product sales, as applicable, and cost of sales.

In addition to storing and transporting a significant portion of the natural gas volumes we purchase and resell, we provide various types of natural gas storage and transportation services for third-party customers.  Under these contracts, the natural gas remains the property of these customers at all times.  In many cases, generally described as firm service, the customer pays a two-part rate that includes (i) a fixed fee reserving the right to transport or store natural gas in our facilities and (ii) a per-unit rate for volumes actually transported or injected into/withdrawn from storage.  The fixed-fee component of the overall rate is recognized as revenue in the period the service is provided.  The per-unit charge is recognized as revenue when the volumes are delivered to the customers’ agreed upon delivery point, or when the volumes are injected into/withdrawn from our storage facilities.

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

We provide crude oil and refined petroleum products transportation and storage services to customers.  Revenues are recorded when products are delivered and services have been provided, and adjusted according to terms prescribed by the toll settlements with shippers and approved by regulatory authorities.

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

Revenues from the sale of crude oil, NGL, CO2 and natural gas production within our CO2 business segment are recorded using the entitlement method.  Under the entitlement method, revenue is recorded when title passes based on our net interest.  We record our entitled share of revenues based on entitled volumes and contracted sales prices.  Since there is a ready market for oil and gas production, we sell the majority of our products soon after production at various locations, at which time title and risk of loss pass to the buyer.

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

Pensions and Other Postretirement Benefits

We recognize the difference between the fair value of plan assets and the plan’s benefit obligation of our consolidated subsidiaries’ pension and other postretirement benefit plans as either assets or liabilities on our balance sheet.  We record deferred plan costs and income—unrecognized losses and gains, unrecognized prior service costs and credits, and any remaining unamortized transition obligations—in accumulated other comprehensive income, until they are amortized to expense.

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

As of December 31, 2013 our noncontrolling interests consisted of the following: (i) the 1.0101% general partner interest in each of our five operating partnerships; (ii) the 0.5% special limited partner interest in SFPP; (iii) the 33 1/3% interest in International Marine Terminals Partnership, a Louisiana partnership; (iv) the approximate 31% interest in the Pecos Carbon Dioxide Transportation Company, a Texas general partnership; (v) the 35% interest in Guilford County Terminal Company, LLC; (vi) the 45% interest in BOSTCO; (vii) the 49% interest in Deeprock Development LLC; and (viii) the 30.5% interest in Southern Dome, LLC, acquired as part of our May 1, 2013 Copano acquisition. In addition to the above, our noncontrolling interest as of December 31, 2012 included the 50% interest in Globalplex Partners, a Louisiana joint venture that was dissolved in December 2013.

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

Foreign Currency Transactions and Translation

Foreign currency transaction gains or losses result from a change in exchange rates between (i) the functional currency, for example the Canadian dollar for a Canadian subsidiary and (ii) the currency in which a foreign currency transaction is denominated, for example the U.S. dollar for a Canadian subsidiary.  In our accompanying consolidated statements of income, gains and losses from our foreign currency transactions are included within “Other Income (Expense)—Other, net.”

Foreign currency translation is the process of expressing, in U.S. dollars, amounts recorded in a local functional currency other than U.S. dollars, for example the Canadian dollar for a Canadian subsidiary.  We translate the assets and liabilities of each of our consolidated foreign subsidiaries that have a local functional currency to U.S. dollars at year-end exchange rates. Income and expense items are translated at weighted-average rates of exchange prevailing during the year and partners’ capital equity accounts are translated by using historical exchange rates.  The cumulative translation adjustments balance is reported as a component of “Accumulated other comprehensive income” within “Partners’ Capital” in our consolidated balance sheets.

Comprehensive Income

For each of the years ended December 31, 2013, 2012 and 2011, the difference between our net income and our comprehensive income resulted from (i) unrealized gains or losses on derivative contracts accounted for as cash flow hedges; (ii) foreign currency translation adjustments; and (iii) unrealized gains or losses related to changes in pension and other postretirement benefit plan liabilities.  For more information on our risk management activities, see Note 13.

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

Risk Management Activities

We utilize energy commodity derivative contracts for the purpose of mitigating our risk resulting from fluctuations in the market price of natural gas, NGL and crude oil.  In addition, we enter into interest rate swap agreements for the purpose of hedging the interest rate risk associated with our debt obligations.  We measure our derivative contracts at fair value and we report them on our balance sheet as either an asset or liability.  If the derivative transaction qualifies for and is designated as a normal purchase and sale, it is exempted from fair value accounting and is accounted for using traditional accrual accounting.

Furthermore, changes in our derivative contracts’ fair values are recognized currently in earnings unless hedge accounting is applied.  If a derivative contract meets specific accounting criteria, the contract’s gains and losses are allowed to offset related results on the hedged item in our income statement, and we may formally designate the derivative contract as a hedge and document and assess the effectiveness of the contract associated with the transaction that receives hedge accounting.  Only designated qualifying items that are effectively offset by changes in fair value or cash flows during the term of the hedge are eligible to use the special accounting for hedging.

Our derivative contracts that hedge our energy commodity price risks involve our normal business activities, which include the purchase and sale of natural gas, NGL and crude oil, and we may designate these derivative contracts as cash flow hedges—derivative contracts that hedge exposure to variable cash flows of forecasted transactions—and the effective portion of these derivative contracts’ gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transactions affect earnings.  The ineffective portion of the gain or loss is reported in earnings immediately.

Regulatory Assets and Liabilities

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process.  We included the amounts of our regulatory assets and liabilities within “Other current assets,” “Deferred charges and other assets,” “Other current liabilities” and “Other long-term liabilities and deferred credits,” respectively, in our accompanying consolidated balance sheets. As of December 31, 2013, the recovery period for these regulatory assets was approximately one year to twenty-five years.

The following table summarizes our regulatory asset and liability balances as of December 31, 2013 and 2012 (in millions):

	December 31, 2013	December 31, 2012
Current regulatory assets	$66	$18
Non-current regulatory assets	325	253
Total regulatory assets(a)	$391	$271

Current regulatory liabilities	$123	$4
Non-current regulatory liabilities	332	66
Total regulatory liabilities(b)	$455	$70
__________

(a)
Includes an $88 million increase since December 31, 2012 (net of related amortization of $5 million) associated with TGP’s sale of certain natural gas facilities located offshore in the Gulf of Mexico and onshore in the state of Louisiana.

(b)
During the second quarter of 2013, we began applying regulatory accounting to the Trans Mountain pipeline systems due to a newly negotiated long-term tolling agreement approved by the system’s regulator that went into effect in April 2013. The primary impact of applying regulatory accounting was the reclassification of approximately $362 million of current and long-term deferred credits to regulatory liabilities. We expect this regulatory liability to be refunded to rate-payers over approximately the next four years. As of December 31, 2013, $113 million remains classified as a current regulatory liability.

On July 26, 2012, TGP filed an application with the FERC seeking authority to abandon by sale certain natural gas facilities located offshore in the Gulf of Mexico and onshore in the state of Louisiana, as well as a related offer of settlement that addressed the proposed rate and accounting treatment associated with the sale. The offer of settlement provided for a rate adjustment to TGP’s maximum tariff rates upon the transfer of the assets and established a regulatory asset for a portion of the unrecovered net book value of the facilities to be sold. Effective September 1, 2013, following the FERC’s approval of both the requested abandonment authorization and the offer of settlement, TGP sold these assets, and in 2013, TGP recognized both a $93 million increase in regulatory assets and a $36 million gain from the sale of assets.

3.  Acquisitions and Divestitures

Business Combinations and Acquisitions of Investments

During 2013, 2012 and 2011, we completed the following significant acquisitions, and except for our acquisition of two separate equity interests in Watco Companies, LLC and our acquisition of an initial 50% interest in the EP midstream assets (noted as (1), (5) and (6), respectively, in the table and discussion below and accounted for under the equity method), we accounted for these acquisitions in accordance with the “Business Combinations” Topic of the Codification.

After measuring all of the identifiable tangible and intangible assets acquired and liabilities assumed at fair value on the acquisition date, goodwill is an intangible asset representing the future economic benefits expected to be derived from an acquisition that are not assigned to other identifiable, separately recognizable assets.  We believe the primary items that generated our goodwill are both the value of the synergies created between the acquired assets and our pre-existing assets, and our expected ability to grow the business we acquired by leveraging our pre-existing business experience.  With the exception of our acquisitions of (i) KinderHawk and EagleHawk and (ii) SouthTex Treaters (noted as (3) and (4) in the table and discussion below), we do not expect our recorded goodwill to be deductible for tax purposes.

The following table discloses our assignment of the purchase price for each of our significant acquisitions (in millions):

			Assignment of Purchase Price
Ref.	Date	Acquisition	Purchase price	Current assets	Property plant & equipment	Deferred charges & other	Goodwill	Long-term debt	Other liabilities	Non-controlling interest	Previously held equity interest
(1)	1/11	Watco Companies, LLC (1 of 2)	$50	$—	$—	$50	$—	$—	$—	$—	$—
(2)	6/11	TGS Development, L.P. Terminal Acquisition	67	—	43	31	—	—	(7)	—	—
(3)	7/11	KinderHawk and EagleHawk	835	36	642	140	94	(77)	—	—	—
(4)	11/11	SouthTex Treaters, Inc. Natural Gas Treating Assets	152	27	9	17	126	—	(27)	—	—
(5)	12/11	Watco Companies, LLC (2 of 2)	50	—	—	50	—	—	—	—	—
(6)	6/12	EP Midstream Assets (1 of 2)	289	—	—	289	—	—	—	—	—
(7)	5/13	Copano	3,733	218	2,805	1,775	1,141	(1,252)	(233)	(17)	(704)
(8)	6/13	Goldsmith-Landreth Field Unit	280	—	298	—	—	—	(18)	—	—

(1) Watco Companies, LLC (1 of 2)

On January 3, 2011, we purchased 50,000 Class A preferred shares of Watco Companies, LLC for $50 million in cash in a private transaction.  In connection with our purchase of these preferred shares, the most senior equity security of Watco, we entered into a limited liability company agreement with Watco that provides us certain priority and participating cash distribution and liquidation rights.  Pursuant to the agreement, we receive priority, cumulative cash distributions from the preferred shares at a rate of 3.25% per quarter (13% annually), and we participate partially in additional profit distributions at a rate equal to 0.5%.  The preferred shares have no conversion features and hold no voting powers, but do provide us certain approval rights, including the right to appoint one of the members to Watco’s Board of Managers.  On December 28, 2011, we made an additional $50 million investment in Watco, as described below in “—(5) Watco Companies, LLC (2 of 2).”

Watco Companies, LLC is the largest privately held short line railroad company in the U.S., operating 22 short line railroads on approximately 3,500 miles of leased and owned track.  Our investment provided capital to Watco for further expansion of specific projects and complemented our existing terminal network.  It also provides our customers more transportation services for many of the commodities that we currently handle, and offers us the opportunity to share in additional growth opportunities through new projects.  As of December 31, 2013, our net equity investment in Watco totaled $103 million and is within “Investments” on our accompanying consolidated balance sheet.  We account for our investment under the equity method of accounting, and we include it in our Terminals business segment.

(2) TGS Development, L.P. Terminal Acquisition

On June 10, 2011, we acquired a newly constructed petroleum coke terminal located in Port Arthur, Texas from TGS Development, L.P. (TGSD) for an aggregate consideration of $74 million, consisting of $43 million in cash, $24 million in common units, and an obligation to pay additional consideration of $7 million.  In March 2012, we settled the $7 million liability by issuing additional common units to TGSD (we issued 87,162 common units and determined each unit’s value based on the $83.87 closing market price of the common units on the NYSE on the March 14, 2012 issuance date).

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

(3) KinderHawk and EagleHawk

Effective July 1, 2011, we acquired from Petrohawk Energy Corporation (Petrohawk, now a subsidiary of BHP Billiton as discussed below) both the remaining 50% equity ownership interest in KinderHawk that we did not already own and a 25% equity ownership interest in EagleHawk, Petrohawk’s natural gas gathering and treating business located in the Eagle Ford shale formation in South Texas for an aggregate consideration of $912 million, consisting of $835 million in cash and assumed debt of $77 million (representing 50% of KinderHawk’s borrowings under its bank credit facility as of July 1, 2011).  We then repaid the outstanding $154 million of borrowings and following this repayment, KinderHawk had no outstanding debt. We also terminated the revolving bank credit facility at the time of such repayment. All of the acquired operations are included in our Natural Gas Pipelines business segment.

Following this acquisition of the remaining ownership interest on July 1, 2011, we changed our method of accounting from the equity method to full consolidation, and due to the fact that we acquired a controlling financial interest in KinderHawk, we remeasured our previous 50% equity investment in KinderHawk to its fair value.  We recognized a $167 million non-cash loss as a result of this remeasurement.  The loss amount represented the excess of the carrying value of our investment ($910 million as of July 1, 2011) over its fair value ($743 million), and we reported this loss separately within the “Other Income (Expense)” section in our accompanying consolidated statement of income for the year ended December 31, 2011. Additionally, on August 25, 2011, mining and oil company BHP Billiton completed its previously announced acquisition of Petrohawk through a short-form merger under Delaware law.  The merger was closed with Petrohawk being the surviving corporation as a wholly owned subsidiary of BHP Billiton.  The acquisition did not affect the terms of our contracts with Petrohawk.

(4) SouthTex Treaters, Inc. Asset Acquisition

On November 30, 2011, we acquired a manufacturing complex and certain natural gas treating assets from SouthTex Treaters, Inc. for an aggregate consideration of $179 million, consisting of $152 million in cash and assumed liabilities of $27 million.  SouthTex Treaters, Inc. is a leading manufacturer, designer and fabricator of natural gas treating plants that are used to remove impurities (CO2 and hydrogen sulfide) from natural gas before it is delivered into gathering systems and transmission pipelines to ensure that it meets pipeline quality specifications.  The acquisition complemented and expanded our existing natural gas treating business, and all of the acquired operations are included in our Natural Gas Pipelines business segment.

(5) Watco Companies, LLC (2 of 2)

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

(6) EP Midstream Assets (1 of 2)

Effective June 1, 2012, we acquired from an investment vehicle affiliated with KKR a 50% equity ownership interest in the EP midstream assets, a joint venture that owns (i) the Altamont natural gas gathering, processing and treating assets located in the Uinta Basin in Utah and (ii) the Camino Real natural gas and oil gathering system located in the Eagle Ford shale formation in South Texas. We acquired our initial 50% interest for an aggregate consideration of $289 million in common units (we issued 3,792,461 common units and determined each unit’s value based on the $76.23 closing market price of the common units on the NYSE on the June 4, 2012 issuance date).
Effective March 1, 2013, we acquired from KMI the remaining 50% equity ownership interest in the EP midstream assets. For more information about this acquisition see “—KMI Asset Drop-Downs—March 2013 KMI Asset Drop-Down.”
(7) Copano

Effective May 1, 2013, we acquired all of Copano’s outstanding units for a total purchase price of approximately $5.2 billion (including assumed debt and all other assumed liabilities). The transaction was a 100% unit for unit transaction with an exchange ratio of 0.4563 of our common units for each Copano common unit. We issued 43,371,210 of our common units valued at $3,733 million as consideration for the Copano acquisition (based on the $86.08 closing market price of a common unit on the NYSE on the May 1, 2013 issuance date).
Also, due to the fact that our acquisition included the remaining 50% interest in Eagle Ford Gathering LLC that we did not already own, we remeasured our existing 50% equity investment in Eagle Ford to its fair value as of the acquisition date. As a result of our remeasurement, we recognized a $558 million non-cash gain, which represented the excess of the investment’s fair value ($704 million) over our carrying value as of May 1, 2013 ($146 million). We reported this gain separately within the “Other Income (Expense)” section in our accompanying consolidated statement of income for the year ended December 31, 2013.
The table above reflects the adjusted preliminary purchase price allocation as of December 31, 2013. Deferred charges & other includes $1,375 million assigned to “Other intangibles, net” and $387 million assigned to “Investments.” The intangible amount represents the fair value of acquired customer contracts and agreements, and we are currently amortizing these intangible assets over an estimated remaining useful life of 25 years. The investment amount represents an aggregate of seven separate investments, each accounted for under the equity method of accounting. Our evaluation of the assigned fair values is ongoing and subject to adjustment.
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
(8) Goldsmith Landreth Field Unit

On June 1, 2013, we acquired certain oil and gas properties, rights, and related assets in the Permian Basin of West Texas from Legado Resources LLC for an aggregate consideration of $298 million, consisting of $280 million in cash and assumed liabilities of $18 million (including $12 million of long-term asset retirement obligations). The acquisition of the Goldsmith Landreth San Andres oil field unit includes more than 6,000 acres located in Ector County, Texas. The acquired oil field is in the early stages of CO2 flood development and includes a residual oil zone along with a classic San Andres waterflood. As of December 31, 2013, the field was producing approximately 1,230 Bbl/d of oil, and as part of the transaction, we obtained a long-term supply contract for up to 150 MMcf/d of CO2. The acquisition complemented our existing oil and gas producing assets in the Permian Basin, and we included the acquired assets as part of our CO2 business segment. Our evaluation of the assigned fair values is ongoing and subject to adjustment.
KMI Asset Drop-Downs
August 2012 KMI Asset Drop-Down
As discussed above in Note 2, we acquired the August 2012 drop-down asset group from KMI effective August 1, 2012. Our consideration to KMI consisted of (i) $3.5 billion in cash; (ii) 4,667,575 common units (valued at $0.4 billion based on the $81.52 closing market price of the common units on the NYSE on the August 13, 2012 issuance date); and (iii) $2.3 billion in assumed debt (consisting of the combined carrying value of 100% of TGP’s debt borrowings and 50% of EPNG’s debt borrowings as of August 1, 2012, excluding any debt fair value adjustments). We acquired the August 2012 drop-down asset group in order to replace the cash flows associated with the divested FTC Natural Gas Pipelines disposal group, and the terms of the August 2012 drop-down transaction were approved on behalf of KMI by the independent members of its board of directors and on our behalf by the audit committees and the boards of directors of both our general partner and KMR, in its capacity as the delegate of our general partner, following the receipt by the independent directors of KMI and the audit committees of our general partner and KMR of separate fairness opinions from different independent financial advisors. We included the August 2012 drop-down asset group in our Natural Gas Pipelines segment.
TGP is an 11,800 mile pipeline system with a transport design capacity of approximately 8.5 Bcf/d of natural gas. It transports natural gas from Louisiana, the Gulf of Mexico and south Texas to the northeastern U.S., including the metropolitan areas of New York City and Boston. EPNG is a 10,700 mile pipeline system with a design capacity of approximately 5.6 Bcf/d of natural gas. It transports natural gas from the San Juan, Permian and Anadarko basins to California, other western states, Texas and northern Mexico.
March 2013 KMI Asset Drop-Down

As discussed above in Note 2, we acquired the March 2013 drop-down asset group from KMI effective March 1, 2013. Our consideration to KMI consisted of (i) $994 million in cash (including $6 million paid to KMI in the second quarter of 2013 to settle the final working capital adjustment); (ii) 1,249,452 common units (valued at $108 million based on the $86.72 closing market price of a common unit on the NYSE on the March 1, 2013 issuance date); and (iii) $557 million in assumed debt (consisting of 50% of the outstanding principal amount of EPNG’s debt borrowings as of March 1, 2013, excluding any debt fair value adjustments). The terms of the drop-down transaction were approved on behalf of KMI by the independent members of its board of directors and on our behalf by the audit committees and the boards of directors of both our general partner and KMR, in its capacity as the delegate of our general partner, following the receipt by the independent directors of KMI and the audit committees of our general partner and KMR of separate fairness opinions from different independent financial advisors. We included the March 2013 drop-down asset group in our Natural Gas Pipelines segment.
Pro Forma Information
The following summarized unaudited pro forma consolidated income statement information for the years ended December 31, 2013 and 2012, assumes that our acquisitions of the drop-down asset groups, Copano and the Goldsmith Landreth field unit had occurred as of January 1, 2012. We prepared the following unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed our acquisitions of the drop-down asset groups, Copano and the Goldsmith Landreth field unit as of January 1, 2012 or the results that will be attained in the future. Amounts presented below are in millions, except for the per unit amounts:

	Pro Forma Year Ended December 31,
	2013	2012
	(Unaudited)
Revenues	$13,235	$11,577
Income from continuing operations	3,277	1,788
Loss from discontinued operations	(4)	(669)
Net income	3,273	1,119
Net income attributable to noncontrolling interests	(36)	(21)
Net income attributable to KMEP	3,237	1,098

Limited partners’ net income (loss) per unit:
Income from continuing operations	$3.63	$0.78
Loss from discontinued operations	(0.01)	(1.66)
Net income (loss)	$3.62	$(0.88)
Acquisition Subsequent to December 31, 2013

Effective January 17, 2014, we acquired American Petroleum Tankers (APT) and State Class Tankers (SCT) from affiliates of The Blackstone Group and Cerberus Capital Management for an aggregate consideration of approximately $962 million in cash (pending final true-ups for both acquired working capital balances and capital spending prior to the closing date). We funded this transaction with borrowings made under our commercial paper program, which is supported by a short-term liquidity facility dated January 17, 2014 (discussed further in Note 8 “Debt-Subsequent Event”). Additionally, our general partner has agreed to waive incentive distribution amounts of $13 million for 2014, $19 million for 2015 and $6 million for 2016 to facilitate the transaction.

APT and SCT are engaged in the marine transportation of crude oil, condensate and refined products in the U.S. domestic trade, commonly referred to as the Jones Act trade. APT’s primary assets consist of a fleet of five medium range Jones Act qualified product tankers, each with 330 MBbl of cargo capacity, and each operating pursuant to long-term time charters with high quality counterparties, including major integrated oil companies, major refiners and the U.S. Navy. The vessels’ time charters have an average remaining term of approximately four years, with renewal options to extend the initial terms by an average of two years. APT’s vessels are operated by Crowley Maritime Corporation.
SCT has commissioned the construction of four medium range Jones Act qualified product tankers, each with 330 MBbl of cargo capacity. The SCT vessels are scheduled to be delivered in 2015 and 2016 and are being constructed by General Dynamics’ NASSCO shipyard. We expect to invest approximately $214 million to complete the construction of the vessels. Upon delivery, the SCT vessels will be operated pursuant to long-term time charters with a major integrated oil company. Each of the time charters has an initial term of five years, with renewal options to extend the initial term by up to three years. The acquisition of APT and SCT complements and extends our existing crude oil and refined products transportation business, and all of the acquired assets are included in our Terminals business segment.
Divestitures

FTC Natural Gas Pipelines Disposal Group – Discontinued Operations

As described above in Note 2, following KMI’s March 2012 agreement with the FTC, we began accounting for our FTC Natural Gas Pipelines disposal group as discontinued operations (prior to KMI’s sale announcement, we included the disposal group in our Natural Gas Pipelines business segment). Effective November 1, 2012, we then sold our FTC Natural Gas Pipelines disposal group to Tallgrass Energy Partners, LP (now known as Tallgrass Development, LP) (Tallgrass), and we received proceeds of $1,791 million (before cash selling expenses). In November 2012, we also paid selling expenses of $78 million (consisting of certain required tax payments to joint venture partners); however, KMI contributed to us $45 million to be used as partial funding for our cash selling expenses, and we recognized this contribution as an increase to our general partner’s capital interest in us.

Additionally, during 2012, we remeasured the disposal group’s net assets to reflect our assessment of fair value as a result of the FTC mandated sale requirement, and as a result of our remeasurement of net assets to fair value and the sale of net assets, we recognized a combined $829 million loss. We reported this loss amount separately as “Loss on sale and the remeasurement of FTC Natural Gas Pipelines disposal group to fair value” within the discontinued operations section of our accompanying consolidated statement of income for the year ended December 31, 2012. We reported the proceeds we received from the sale separately as “Proceeds from disposal of discontinued operations” within the investing section of our accompanying consolidated statement of cash flows for the year ended December 31, 2012.

In 2013, we and Tallgrass trued up the final consideration for the sale of our FTC Natural Gas Pipelines disposal group and based both on this true up and certain incremental selling expenses we paid in 2013, we recognized an additional $4 million loss. We reported this loss amount separately as “Loss on sale and the remeasurement of FTC Natural Gas Pipelines disposal group to fair value” within the discontinued operations section of our accompanying consolidated statement of income for the year ended December 31, 2013, and except for this loss amount, we recorded no other financial results from the operations of our FTC Natural Gas Pipelines disposal group in 2013.

Summarized financial information for our FTC Natural Gas Pipelines disposal group is as follows (in millions):

	Year Ended December 31,
	2012(a)	2011
Revenues	$227	$322
Operating expenses	(131)	(182)
Depreciation and amortization	(7)	(27)
Other expense	(1)	—
Earnings from equity investments	70	87
Interest income and Other, net	2	2
Income tax (expense)	—	(1)
Income from operations of FTC Natural Gas Pipelines disposal group	$160	$201
__________

(a)	2012 amounts represent financial information for the ten month period ended October 31, 2012. We sold our FTC Natural Gas Pipelines disposal group effective November 1, 2012.

Express Pipeline System

Effective March 14, 2013, we sold both our one-third equity ownership interest in the Express pipeline system and our subordinated debenture investment in Express to Spectra Energy Corp. We received net cash proceeds of $402 million (after paying both a final working capital settlement and certain transaction related selling expenses), and we reported the net cash proceeds received from the sale separately as “Proceeds from sale of investments in Express pipeline system” within the investing section of our accompanying consolidated statement of cash flows. For the year ended December 31, 2013, we recognized a combined $224 million pre-tax gain with respect to this sale, and we reported this gain amount separately as “Gain on sale of investments in Express pipeline system” on our accompanying consolidated statement of income. We also recorded an income tax expense of $84 million related to this gain on sale, and we included this expense within “Income Tax Expense.”

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

BOSTCO

Effective December 1, 2012, TransMontaigne exercised its previously announced option to acquire up to 50% of our Class A member interest in BOSTCO, our previously announced oil terminal joint venture located on the Houston Ship Channel. On this date, TransMontaigne acquired a 42.5% Class A member interest in BOSTCO from us for an aggregate consideration of $79 million, and following this acquisition, we now own a 55% Class A member interest in BOSTCO (we sold a 2.5% Class A member interest in BOSTCO to a third party on January 1, 2012 for an aggregate consideration of $1 million). Because we retained a controlling financial interest in BOSTCO, we continued to account for our investment under the full consolidation method and we accounted for this change in our ownership interest as an equity transaction; specifically, partners’ capital attributable to us decreased by $5 million and the noncontrolling interest in BOSTCO increased by $84 million.

TGP’s Sale of Production Area Facilities

On September 1, 2013, TGP sold certain natural gas facilities located offshore in the Gulf of Mexico and onshore in the state of Louisiana for an aggregate consideration of $32 million in cash. TGP’s net assets sold in this transaction (including assets identified as “held for sale”) totaled $89 million, and as a result of the sale, TGP recognized both a $93 million increase in regulatory assets pursuant to a FERC order, and a $36 million gain from the sale of assets. We included the cash proceeds received from the sale in 2013 within “Sale or casualty of property, plant and equipment, investments and other net assets, net of removal costs” within the investing section of our accompanying consolidated statement of cash flows for the year ended December 31, 2013, and we included the gain amount within “Other Income (Expense)” on our accompanying consolidated statement of income for the year ended December 31, 2013.

4.  Income Taxes

The components of “Income from Continuing Operations Before Income Taxes” are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
U.S.	$3,147	$2,076	$1,033
Foreign	338	33	79
Total Income from Continuing Operations Before Income Taxes.	$3,485	$2,109	$1,112

Components of the income tax provision applicable to continuing operations for federal, foreign and state taxes are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Taxes current expense:
Federal	$100	$31	$13
State	26	10	16
Foreign	5	9	3
Total	131	50	32
Taxes deferred expense:
Federal	5	—	(7)
State	1	—	(1)
Foreign	27	(11)	21
Total	33	(11)	13
Total tax provision	$164	$39	$45
Effective tax rate	4.7%	1.8%	4.0%

The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

	Year Ended December 31,
	2013	2012	2011
Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) as a result of:
Partnership earnings not subject to tax	(35.0)%	(35.0)%	(35.0)%
Corporate subsidiary earnings subject to tax	0.2%	0.3%	(0.8)%
Income tax expense attributable to corporate equity earnings	0.6%	0.9%	1.5%
Income tax expense attributable to foreign corporate earnings	0.8%	0.1%	2.1%
Tax effect of Express pipeline system sale	2.4%	—%	—%
State taxes	0.7%	0.5%	1.2%
Effective tax rate	4.7%	1.8%	4.0%

Our deferred tax assets and liabilities as of December 31, 2013 and 2012 resulted from the following (in millions):

	December 31,
	2013	2012
Deferred tax assets:
Book accruals	$1	$2
Net Operating Loss/Tax credits	42	42
Other	21	18
Total deferred tax assets	64	62
Deferred tax liabilities:
Property, plant and equipment	325	303
Other	11	8
Total deferred tax liabilities	336	311
Net deferred tax liabilities	$272	$249

Current deferred tax (asset) liability	(13)	—
Non-current deferred tax liability	285	249
Net deferred tax liabilities	$272	$249

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

A reconciliation of our beginning and ending gross unrecognized tax benefits (excluding interest and penalties) for each of the years ended December 31, 2013 and 2012 is as follows (in millions):

	Year Ended December 31,
	2013	2012
Balance at beginning of period	$52	$41
Additions based on current year tax positions	7	17
Additions based on prior year tax positions	—	—
Reductions based on settlements with taxing authority	(2)	—
Reductions due to lapse in statute of limitations	—	(6)
Balance at end of period	$57	$52

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During each of the years ended December 31, 2013, 2012 and 2011, we recognized interest expense of approximately $3 million, $2 million and $1 million, respectively.

As of December 31, 2013, (i) we had $7 million of accrued interest and no accrued penalties; (ii) we believe it is reasonably possible that our $57 million liability for unrecognized tax benefits will increase by approximately $8 million during the next twelve months; and (iii) we believe the full amount of $57 million of unrecognized tax benefits, if recognized, would favorably affect our effective income tax rate in future periods.  As of December 31, 2012, we had $5 million of accrued interest and no accrued penalties.  In addition, we have U.S. and state tax years open to examination for the periods 2007 through 2013.

5.  Property, Plant and Equipment

Classes and Depreciation

As of December 31, 2013 and 2012, our property, plant and equipment consisted of the following (in millions):

	December 31,
	2013	2012
Natural gas, liquids, crude oil and CO2 pipelines	$14,361	$11,628
Natural gas, liquids, CO2, and terminals station equipment	14,559	11,986
Natural gas, liquids (including linefill), and transmix processing	259	358
Other	2,045	1,713
Accumulated depreciation, depletion, and amortization	(6,970)	(5,817)
	$24,254	$19,868
Land and land right-of-way	1,040	1,029
Construction work in process	2,111	1,433
Property, plant and equipment, net	$27,405	$22,330

As of December 31, 2013 and 2012, we included regulated property, plant and equipment amounts of $9,034 million and $8,954 million, respectively, within “Property, plant and equipment, net” on our accompanying consolidated balance sheets. These regulated amounts constituted 33% and 40%, respectively, of our total property, plant and equipment amounts at each reporting date. Depreciation, depletion, and amortization expense charged against property, plant and equipment was $1,311 million in 2013, $1,065 million in 2012 and $887 million in 2011.

Asset Retirement Obligations

As of December 31, 2013 and 2012, we recognized asset retirement obligations in the aggregate amount of $199 million and $170 million, respectively.  The majority of our asset retirement obligations are associated with our CO2 business segment, where we are required to plug and abandon oil and gas wells that have been removed from service and to remove our surface wellhead equipment and compressors.  We included $25 million and $31 million, respectively, of our total asset retirement obligations as of December 31, 2013 and 2012 within “Other current liabilities” in our accompanying consolidated balance sheets.  The remaining amounts are included within “Other long-term liabilities and deferred credits” at each reporting date.

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

6.  Investments

Our investments primarily consist of equity investments where we hold significant influence over investee actions and which we account for under the equity method of accounting. As of December 31, 2013 and 2012, our investments consisted of the following (in millions):

	December 31,
	2013	2012
Midcontinent Express Pipeline LLC	$602	$633
EagleHawk	272	208
Plantation Pipe Line Company	179	181
Red Cedar Gathering Company	176	172
Fort Union Gas Gathering L.L.C.	161	—
Double Eagle Pipeline LLC	144	—
Fayetteville Express Pipeline LLC	144	159
Parkway Pipeline LLC	131	58
Watco Companies, LLC	103	103
Cortez Pipeline Company	12	11
Eagle Ford	n/a	151
All others	301	180
Total equity investments	$2,225	$1,856
Bond investments	8	8
Total investments	$2,233	$1,864

The overall change in the carrying amount of our equity investments since December 31, 2012 related primarily to the increases and decreases associated with our May 1, 2013 Copano acquisition. As part of this acquisition, we acquired an approximate 37% equity ownership interest in Fort Union Gas Gathering L.L.C., a 50% equity ownership interest in Double Eagle Pipeline LLC and the remaining 50% equity ownership interest in Eagle Ford that we did not already own (we exchanged our status as an owner of an equity investment in Eagle Ford for a full controlling financial interest, and we began accounting for our investment under the full consolidation method).

As shown in the table above, our remaining significant equity investments (excluding the three investments described above) as of December 31, 2013 consisted of the following:

▪
Midcontinent Express Pipeline LLC—we operate and own a 50% ownership interest in MEP, the sole owner of the Midcontinent Express natural gas pipeline system.  The remaining 50% ownership interest is owned by subsidiaries of Regency Energy Partners, L.P.;

▪
BHP Billiton Petroleum (Eagle Ford Gathering) LLC, f/k/a EagleHawk Field Services LLC and referred to in this report as EagleHawk—we own a 25% ownership interest in EagleHawk, the sole owner of a natural gas gathering system serving the producers of the Eagle Ford shale formation. A subsidiary of BHP Billiton operates EagleHawk and owns the remaining 75% ownership interest;

▪
Plantation Pipe Line Company—we operate and own a 51.17% ownership interest in Plantation, the sole owner of the Plantation refined petroleum products pipeline system.  A subsidiary of Exxon Mobil Corporation owns the remaining interest.  Each investor has an equal number of directors on Plantation’s board of directors, and board approval is required for certain corporate actions that are considered participating rights; therefore, we do not control Plantation, and we account for our investment under the equity method;

▪
Red Cedar Gathering Company—we own a 49% ownership interest in Red Cedar, the sole owner of the Red Cedar natural gas gathering, compression and treating system.  The remaining 51% interest is owned by the Southern Ute Indian Tribe;

▪
Fayetteville Express Pipeline LLC—we own a 50% ownership interest in Fayetteville Express Pipeline LLC, the sole owner of the Fayetteville Express natural gas pipeline system.  Energy Transfer Partners, L.P. owns the remaining 50% interest and serves as operator of Fayetteville Express Pipeline LLC;

▪
Parkway Pipeline LLC—we operate and own a 50% ownership interest in Parkway, the sole owner of the Parkway Pipeline refined petroleum products pipeline system. Valero Energy Corp. owns the remaining 50% interest;

▪
Watco Companies, LLC—we hold a preferred equity investment in Watco Companies, LLC, the largest privately held short line railroad company in the U.S.  We own 100,000 Class A preferred shares and pursuant to the terms of our investment, we receive priority, cumulative cash distributions from the preferred shares at a rate of 3.25% per quarter, and we participate partially in additional profit distributions at a rate equal to 0.5%.  The preferred shares have no conversion features and hold no voting powers, but do provide us certain approval rights, including the right to appoint one of the members to Watco’s Board of Managers; and

▪
Cortez Pipeline Company—we operate and own a 50% ownership interest in Cortez Pipeline Company, the sole owner of the Cortez carbon dioxide pipeline system.  A subsidiary of Exxon Mobil Corporation owns a 37% ownership interest and Cortez Vickers Pipeline Company owns the remaining 13% ownership interest.

Our earnings from equity investments were as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Plantation Pipe Line Company	$56	$51	$45
Fayetteville Express Pipeline LLC	55	55	24
Midcontinent Express Pipeline LLC	40	42	43
Red Cedar Gathering Company	31	32	32
Cortez Pipeline Company	24	25	24
Eagle Ford(a)	14	34	11
Watco Companies, LLC	13	13	6
Fort Union Gas Gathering L.L.C.	11	—	—
EagleHawk	9	11	3
Parkway Pipeline LLC	1	—	—
Double Eagle Pipeline LLC	1	—	—
KinderHawk(b)	—	—	22
All others	42	32	14
Total	$297	$295	$224
Amortization of excess costs	$(10)	$(7)	$(7)
__________

(a)
Effective May 1, 2013, we acquired the remaining 50% equity ownership interest in Eagle Ford that we did not already own and we changed our method of accounting from the equity method to full consolidation.

(b)
Effective July 1, 2011, we acquired the remaining 50% equity ownership interest in KinderHawk that we did not already own and we changed our method of accounting from the equity method to full consolidation.

Summarized combined financial information for our significant equity investments (listed or described above) is reported below (in millions; amounts represent 100% of investee financial information):

	Year Ended December 31,
Income Statement	2013	2012	2011
Revenues	$1,655	$2,199	$2,313
Costs and expenses	1,186	1,617	1,747
Net income	$469	$582	$566

	December 31,
Balance Sheet	2013	2012
Current assets	$483	$440
Non-current assets	$5,827	$5,736
Current liabilities	$895	$1,009
Non-current liabilities	$2,053	$2,015
Partners’/Owners’ equity	$3,362	$3,152

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

We evaluate goodwill for impairment on May 31 of each year.  For this purpose, we have seven reporting units as follows: (i) Products Pipelines (excluding associated terminals); (ii) Products Pipelines Terminals (evaluated separately from Products Pipelines for goodwill purposes); (iii) Natural Gas Pipelines Regulated; (iv) Natural Gas Pipelines Non-Regulated; (v) CO2; (vi) Terminals; and (vii) Kinder Morgan Canada.  During the quarter ended June 30, 2013, we created the Natural Gas Pipelines Non-Regulated reporting unit to include the non-regulated businesses we acquired from Copano on May 1, 2013 as well as other non-regulated businesses that were historically part of the former Natural Gas Pipelines reporting unit (now the Natural Gas Pipelines Regulated reporting unit). We then allocated goodwill between these two reporting units based on the relative fair values of the reporting units.

There were no impairment charges resulting from our May 31, 2013 impairment testing, and no event indicating an impairment has occurred subsequent to that date. We determined the fair value of each reporting unit as of May 31, 2013 based on a market approach utilizing an average dividend/distribution yield of comparable companies. The value of each reporting unit was determined on a stand-alone basis from the perspective of a market participant and represented the price estimated to be received in a sale of the unit as a whole in an orderly transaction between market participants at the measurement date.

Changes in the gross amounts of our goodwill and accumulated impairment losses for each of the years ended December 31, 2013 and 2012, are summarized as follows (in millions):

	Natural Gas Pipelines	CO2	Products Pipelines	Terminals	Kinder Morgan Canada	Total
Historical Goodwill	$557	$46	$263	$326	$621	$1,813
Accumulated impairment losses	—	—	—	—	(377)	(377)
Balance as of December 31, 2011	557	46	263	326	244	1,436
Acquisitions(a)	4,061	—	—	—	—	4,061
Disposals(b)	(85)	—	—	—	—	(85)
Currency translation adjustments	—	—	—	—	5	5
Balance as of December 31, 2012	4,533	46	263	326	249	5,417
Acquisitions(c)	1,146	—	—	—	—	1,146
Currency translation adjustments	—	—	—	—	(16)	(16)
Balance as of December 31, 2013	$5,679	$46	$263	$326	$233	$6,547
__________

(a)	2012 acquisition amount relates to acquisition of the drop-down asset groups from KMI as discussed in Note 3.

(b)
2012 disposal amount relates to the sale of our FTC Natural Gas Pipelines disposal group as discussed in Note 3. Since our FTC Natural Gas Pipelines disposal group represented a significant portion of our Natural Gas Pipelines business segment, we allocated the goodwill of the segment based on the relative fair value of the portion being disposed of and the portion of the segment remaining.

(c)
2013 acquisition amount consists of $1,141 million relating to our May 1, 2013 Copano acquisition as discussed in Note 3, and $5 million relating to the acquisition of the drop-down asset groups from KMI.

For more information on our accounting for goodwill, see Note 2 “Summary of Significant Accounting Policies—Goodwill.”

With regard to our equity investments in unconsolidated affiliates, in almost all cases, either (i) the price we paid to acquire our share of the net assets of such equity investees; or (ii) the revaluation of our share of the net assets of any retained noncontrolling equity investment (from the sale of a portion of our ownership interest in a consolidated subsidiary, thereby losing our controlling financial interest in the subsidiary) differed from the underlying carrying value of such net assets.  This differential consists of two pieces.  First, an amount related to the difference between the investee’s recognized net assets at book value and at current fair values (representing the appreciated value in plant and other net assets), and secondly, to any premium in excess of fair value (referred to as equity method goodwill) we paid to acquire the investment.  We include both amounts within “Investments” on our accompanying consolidated balance sheets.

The first differential, representing the excess of the fair market value of our investees’ plant and other net assets over its underlying book value at either the date of acquisition or the date of the loss of control totaled $309 million and $186 million as of December 31, 2013 and 2012, respectively.  In almost all instances, this differential, relating to the discrepancy between our share of the investee’s recognized net assets at book values and at current fair values, represents our share of undervalued depreciable assets, and since those assets (other than land) are subject to depreciation, we amortize this portion of our investment cost against our share of investee earnings.  As of December 31, 2013, this excess investment cost is being amortized over a weighted average life of approximately twenty-five years.

The second differential, representing total unamortized excess cost over underlying fair value of net assets acquired (equity method goodwill) totaled $138 million as of both December 31, 2013 and 2012.  This differential is not subject to amortization but rather to impairment testing.  Accordingly, in addition to our annual impairment test of goodwill, we periodically reevaluate the amount at which we carry the excess of cost over fair value of net assets accounted for under the equity method, as well as the amortization period for such assets, to determine whether current events or circumstances warrant adjustments to our carrying value and/or revised estimates of useful lives.  Our impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.  As of December 31, 2013, we believed no such impairment had occurred and no reduction in estimated useful lives was warranted.

Other Intangibles

Excluding goodwill, our other intangible assets include customer contracts, relationships and agreements, lease value, and technology-based assets.  These intangible assets have definite lives, are subject to amortization, and are reported separately as “Other intangibles, net” in our accompanying consolidated balance sheets. As of December 31, 2013 and 2012, these intangible assets totaled $2,414 million and $1,142 million, respectively, and primarily consisted of customer contracts, relationships and agreements associated with our Natural Gas Pipelines and Terminals business segments.

Primarily, these contracts, relationships and agreements relate to the gathering of natural gas, and the handling and storage of petroleum, chemical, and dry-bulk materials, including oil, gasoline and other refined petroleum products, coal, petroleum coke, fertilizer, steel and ores.  We determined the values of these intangible assets by first, estimating the revenues derived from a customer contract or relationship (offset by the cost and expenses of supporting assets to fulfill the contract), and second, discounting the revenues at a risk adjusted discount rate.

We amortize the costs of our intangible assets to expense in a systematic and rational manner over their estimated useful lives.  The life of each intangible asset is based either on the life of the corresponding customer contract or agreement or, in the case of a customer relationship intangible (the life of which was determined by an analysis of all available data on that business relationship), the length of time used in the discounted cash flow analysis to determine the value of the customer relationship. Among the factors we weigh, depending on the nature of the asset, are the effect of obsolescence, new technology, and competition. For each of the years ended December 31, 2013, 2012 and 2011, the amortization expense on our intangibles totaled $121 million, $82 million and $61 million, respectively.  Our estimated amortization expense for our intangible assets for each of the next five fiscal years (2014 – 2018) is approximately $137 million, $132 million, $129 million, $126 million and $124 million, respectively.  As of December 31, 2013, the weighted average amortization period for our intangible assets was approximately twenty-one years.

8.  Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments.  We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our accompanying consolidated statements of income using the effective interest rate method. The following table provides detail on the principal amount of our outstanding debt as of December 31, 2013 and 2012. The table amounts exclude all debt fair value adjustments, including debt discounts and premiums (in millions):

	December 31,
	2013	2012
KMEP borrowings:
Senior notes, 2.65% through 9.00%, due 2013 through 2043(a)	$15,600	$13,350
Commercial paper borrowings(b)	979	621
Credit facility due May 1, 2018(c)	—	—
Subsidiary borrowings (as obligor):
TGP - Senior Notes, 7.00% through 8.375%, due 2016 through 2037(d)	1,790	1,790
EPNG - Senior Notes, 5.95% through 8.625%, due 2017 through 2032(e)	1,115	1,115
Copano - Senior Notes, 7.125%, due April 1, 2021(f)	332	—
Other miscellaneous subsidiary debt	98	186
Total debt	$19,914	$17,062
Less: Current portion of debt(g)	(1,504)	(1,155)
Total long-term debt(h)	$18,410	$15,907
__________

(a)
All of our fixed rate senior notes provide that we may redeem the notes at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium.

(b)
In May 2013, in association with the increase in capacity negotiated for our senior unsecured revolving bank credit facility (see “—Credit Facility” below), we increased our commercial paper program by $500 million to provide for the issuance of up to $2.7 billion.  As of December 31, 2013 and 2012, the average interest rates on our outstanding commercial paper borrowings were 0.28% and 0.45%, respectively. The borrowings under our commercial paper program were used principally to finance the acquisitions and capital expansions we made during 2013 and 2012.

(c)	See “—Credit Facility and Restrictive Covenants” below.

(d)	Consists of six separate series of fixed-rate unsecured senior notes that we assumed as part of the August 2012 drop-down transaction.

(e)	Consists of four separate series of fixed-rate unsecured senior notes that we assumed as part of the August 2012 and March 2013 drop-down transactions.

(f)
Consists of a single series of fixed-rate unsecured senior notes that we guaranteed as part of our May 1, 2013 Copano acquisition. For further information about these notes, see “—2013 Changes in Debt—Copano Debt” below; for further information about our guarantee, see Note 18 “Guarantee of Securities of Subsidiaries.”

(g)	Includes commercial paper borrowings.

(h)
Excludes debt fair value adjustments. As of December 31, 2013 and 2012, our “Debt fair value adjustments” increased our debt balances by $1,214 million and $1,698 million, respectively. In addition to all unamortized debt discount/premium amounts and purchase accounting on our debt balances, our debt fair value adjustments also include (i) amounts associated with the offsetting entry for hedged debt and (ii) any unamortized portion of proceeds received from the early termination of interest rate swap agreements. For further information about our debt fair value adjustments, see Note 13 “Risk Management—Debt Fair Value Adjustments.”

Credit Facility and Restrictive Covenants

On May 1, 2013, we replaced our previous $2.2 billion senior unsecured revolving credit facility that was due July 1, 2016, with a new $2.7 billion five year, senior unsecured revolving credit facility expiring May 1, 2018. Borrowings under our credit facility can be used for general partnership purposes and as a backup for our commercial paper program, and borrowings under our commercial paper program reduce the borrowings allowed under our credit facility. We had no borrowings under the credit facility as of December 31, 2013, and there were no borrowings under our previous credit facility as of December 31, 2012. Our new credit facility’s financial covenants are substantially similar to those in our previous facility, and as of December 31, 2013, we were in compliance with all required financial covenants (described following). Our credit facility provides that both the margin we will pay with respect to borrowings, and the facility fee we will pay on the total commitment, will vary based on our senior debt credit rating. Interest on the credit facility accrues at our option at a floating rate equal to either:

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

In addition, we had, as of December 31, 2013, $1,518 million of borrowing capacity available under our credit facility. The amount available for borrowing under our credit facility was reduced by a combined amount of $1,182 million, consisting of $979 million of commercial paper borrowings and $203 million of letters of credit, consisting of (i) a $100 million letter of credit that supports certain proceedings with the CPUC involving refined petroleum products tariff charges on the intrastate common carrier operations of our Pacific operations’ pipelines in the state of California; (ii) a combined $84 million in three letters of credit that support tax-exempt bonds; and (iii) a combined $19 million in other letters of credit supporting other obligations of us and our subsidiaries.

Our credit facility included the following restrictive covenants as of December 31, 2013:

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

Our credit facility does not contain a material adverse change clause coupled with a lockbox provision; however, the facility does provide that the margin we will pay with respect to borrowings, and the facility fee that we will pay on the total commitment, will vary based on our senior debt credit rating.  None of our debt is subject to payment acceleration as a result of any change to our credit ratings.

2013 Changes in Debt

KMEP Debt

During 2013, we completed two separate public offerings of senior notes.  With regard to these offerings, we received net proceeds as follows (i) $991 million from a February 28, 2013 public offering with a combined total of $1 billion in principal amount of senior notes in two separate series, consisting of $600 million of 3.50% notes due September 1, 2023 and $400 million of 5.00% notes due March 1, 2043 and (ii) $1,724 million from an August 5, 2013 public offering with a combined total of $1.75 billion in principal amount of senior notes in three separate series, consisting of $800 million of 2.65% notes due February 1, 2019, $650 million of 4.15% notes due February 1, 2024, and $300 million of 5.00% notes due March 1, 2043 (the 5.00% notes we issued in August 2013 constitute a further issuance of the $400 million aggregate principal amount of 5.00% notes we issued in February 2013 and form a single series with those notes). We used the proceeds from our February 2013 debt offering to pay a portion of the purchase price for our March 2013 drop-down transaction and to reduce the borrowings under our commercial paper program. We used the proceeds from our August 2013 debt offering to reduce the borrowings under our commercial paper program and to fund our partial redemption and retirement of Copano’s 7.125% senior notes in September 2013 (described following in “—Copano Debt).

In addition, on December 15, 2013, we paid $500 million to retire the principal amount of our 5.00% senior notes that matured on that date. We borrowed the necessary funds under our commercial paper program.

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

On September 4, 2013, we paid $191 million to complete the partial redemption and retirement of $178 million (35%) of the total $510 million outstanding principal amount of Copano’s 7.125% senior notes (excluding a $6 million payment for accrued and unpaid interest on the redeemed notes as of September 4, 2013).  As part of our May 1, 2013 purchase price allocation, we valued the repaid portion of the 7.125% senior notes equal to the $191 million redemption value and accordingly, we recorded no gain or loss from this debt retirement.  As of December 31, 2013, an aggregate principal amount of $332 million of 7.125% senior notes remained outstanding.

Kinder Morgan Altamont LLC (EP midstream assets) Debt

In February 2013, prior to the close of the March 2013 drop-down transaction, we and KMI each contributed $45 million to Kinder Morgan Altamont LLC to allow it to repay the outstanding $90 million of borrowings under its revolving credit facility and following this repayment, Kinder Morgan Altamont LLC had no outstanding debt. In May 2013, we terminated the credit facility.

2012 Changes in Debt
KMEP Debt

During 2012, we completed two separate public offerings of senior notes.  With regard to these offerings, we received net proceeds as follows (i) $994 million from a March 14, 2012 public offering of a total of $1 billion in principal amount of 3.95% senior notes due September 1, 2022 and (ii) $1,236 million from an August 13, 2012 public offering of a total of $1,250 million in principal amount of senior notes in two separate series, consisting of $625 million of 3.45% notes due February 15, 2023, and $625 million of 5.00% notes due August 15, 2042.  We used the proceeds from our March 2012 debt offering to both retire our $450 million of 7.125% senior notes that matured on March 15, 2012, and reduce the borrowings under our commercial paper program. We used the proceeds from our August 2012 debt offering to pay a portion of the purchase price for our August 2012 drop-down transaction.

On August 6, 2012, we entered into a new credit facility with us as borrower; Wells Fargo Bank, National Association, as administrative agent; Barclays Bank PLC, as syndication agent; and a syndicate of other lenders. This credit facility provided for borrowings up to $2.0 billion pursuant to a short-term bridge loan credit facility with a term of six months. The covenants of this bridge loan credit facility were substantially similar to the covenants of our then-existing $2.2 billion senior unsecured revolving credit facility that was due July 1, 2016, and borrowings under the bridge loan credit facility could be used to back our commercial paper issuances and for other general partnership purposes (including to pay a portion of the purchase price for the August 2012 drop-down transaction). In August 2012, we made borrowings of $576 million under the short-term bridge loan credit facility to pay a portion of the purchase price for the August 2012 drop-down transaction. We then repaid these credit facility borrowings in August 2012 with incremental borrowings under our commercial paper program, and we terminated the bridge loan credit facility on November 16, 2012. At that time, we also repaid the incremental commercial paper borrowings with the net proceeds we received from the disposal of our FTC Natural Gas Pipelines disposal group.

On September 15, 2012, we paid $500 million to retire the principal amount of our 5.85% senior notes that matured on that date. We borrowed the necessary funds under our commercial paper program.

KMI Asset Drop-Downs

We assumed the following debt amounts in 2012 as part of the drop-down transactions (i) $1,790 million combined principal amount of fixed-rate unsecured senior notes (TGP is the obligor); (ii) $1,115 million combined principal amount of fixed-rate unsecured senior notes (EPNG is the obligor); and (iii) $95 million of outstanding EP midstream assets credit facility borrowings (Kinder Morgan Altamont LLC was the obligor). The interest rates on the TGP notes range from 7% per annum through 8.375% per annum, and the maturity dates range from February 2016 through April 2037. The interest rates on the EPNG notes range from 5.95% per annum through 8.625% per annum, and the maturity dates range from April 2017 through June 2032. The EP midstream assets’ revolving credit facility had a maturity date of June 10, 2016, however, as discussed above in “—2013 Debt Changes,” we repaid all outstanding borrowings and terminated the credit facility in May 2013. During 2012, we made net repayments of $17 million, and as of December 31, 2012, the outstanding balance under this credit facility was $78 million.

Maturities of Debt

The scheduled maturities of our outstanding debt, excluding the value of interest rate swaps, as of December 31, 2013, are summarized as follows (in millions):

Year	Commitment
2014	$1,504
2015	300
2016	750
2017	1,255
2018	1,000
Thereafter	15,105
Total	$19,914

 Interest Rates, Interest Rate Swaps and Contingent Debt

The weighted average interest rate on all of our borrowings was 4.62% during 2013 and 4.24% during 2012. Information on our interest rate swaps is contained in Note 13 “Risk Management—Interest Rate Risk Management.” For information about our contingent debt agreements, see Note 12 “Commitments and Contingent Liabilities—Contingent Debt.”

Subsequent Event

On January 17, 2014, we entered into a short-term unsecured liquidity facility. This liquidity facility provides for borrowings up to $1.0 billion with a term of six months. The covenants of this facility are substantially similar to the covenants of our existing senior credit facility that is due May 1, 2018. In conjunction with the establishment of our liquidity facility, we increased our commercial paper program to provide for the issuance of up to $3.7 billion (up from $2.7 billion). Our liquidity facility supports our commercial paper program, and borrowings under our commercial paper program reduce the borrowings allowed under our liquidity facility. As of the date of this report, we had no borrowings under our liquidity facility.

9.  Employee Benefits

Pension and Other Postretirement Benefit Plans

Two of our subsidiaries, Kinder Morgan Canada Inc. and Trans Mountain Pipeline Inc. (as general partner of Trans Mountain Pipeline L.P.) are sponsors of pension plans for eligible Trans Mountain pipeline system employees.  The plans include registered defined benefit pension plans, supplemental unfunded arrangements (which provide pension benefits in excess of statutory limits), and defined contributory plans.  These subsidiaries also provide postretirement benefits other than pensions for retired employees.  Our combined net periodic benefit costs for these Trans Mountain pension and other postretirement benefit plans for each of the years ended December 31, 2013, 2012 and 2011 were $11 million, $11 million and $7 million, respectively, recognized ratably over each year.  As of December 31, 2013, we estimate our overall net periodic pension and other postretirement benefit costs for these plans for 2014 will be approximately $11 million, although this estimate could change if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities.  Furthermore, we expect to contribute approximately $10 million to these benefit plans in 2014.

Our subsidiaries TGP and EPNG also provide postretirement benefits other than pensions for certain retired employees.  The costs for these plans are prefunded to the extent such costs are recoverable through natural gas pipeline transportation rates. Our combined net periodic benefit costs for these two other postretirement benefit plans for 2013 was a credit (increase to income) of $10 million, recognized ratably over the year. For 2012, we recognized ratably, over the seven months we included TGP and EPNG in our consolidated results, a postretirement benefit credit (increase to income) of $4 million for these plans. As of December 31, 2013, we estimate our combined net periodic other postretirement benefit costs for the TGP and EPNG plans for 2014 will be a credit of approximately $13 million.  Furthermore, we expect to make no contributions to these two benefit plans in 2014.

Additionally, our subsidiary SFPP, has incurred certain liabilities for postretirement benefits to certain current and former employees, their covered dependents, and their beneficiaries. However, the net periodic benefit costs, contributions and liability amounts associated with the SFPP postretirement benefit plan are not material to our consolidated income statements or balance sheets.

As of December 31, 2013 and 2012, the recorded value of our benefit liabilities for all of our pension and other postretirement benefit plans (including benefit liabilities for inactive employees after employment but before retirement) was a combined $61 million and $76 million, respectively. As of these same dates, the TGP and EPNG other postretirement benefit plans for retired employees were overfunded by a combined $119 million and $76 million, respectively. We consider our overall pension and other postretirement benefit liability exposure and the fair value of our pension and other postretirement plan assets to be minimal in relation to the value of our total consolidated assets and net income.

Multi-employer Plans

As a result of acquiring several terminal operations, primarily our acquisition of Kinder Morgan Bulk Terminals, Inc. effective July 1, 1998, we participate in several multi-employer pension plans for the benefit of employees who are union members.  We do not administer these plans and contribute to them in accordance with the provisions of negotiated labor contracts.  Other benefits include a self-insured health and welfare insurance plan and an employee health plan where employees may contribute for their dependents’ health care costs.  Amounts charged to expense for these plans for each of the years ended December 31, 2013, 2012 and 2011 were $11 million, $11 million and $12 million, respectively.  We consider our overall multi-employer pension plan liability exposure to be minimal in relation to the value of our total consolidated assets and net income.

Kinder Morgan Savings Plan

The Kinder Morgan Savings Plan is a defined contribution 401(k) plan.  The Savings Plan permits all full-time employees of KMI and KMGP Services Company, Inc. to contribute between 1% and 50% of base compensation, on a pre-tax basis, into participant accounts.  Currently, our general partner contributes an amount equal to 5% of base compensation per year for most plan participants. However, for certain plan participants, employee contributions and general partner contributions are based on collective bargaining agreements. Plan assets are held and distributed pursuant to a trust agreement.  The total amount charged to expense for the Kinder Morgan Savings Plan was $19 million during 2013, $16 million during 2012, and $17 million during 2011.

Kinder Morgan Retirement Plan

The Kinder Morgan Retirement Plan is a defined benefit plan that covers substantially all of our U.S. employees and provides benefits under a cash balance formula. A participant in the plan accrues benefits through contribution credits based on a combination of age and years of service times eligible compensation. Interest is also credited to the participant’s plan account. A participant becomes fully vested in the plan after three years, and may take a lump sum distribution upon termination of employment or retirement. Certain collectively bargained and grandfathered employees continue to accrue benefits through a career pay formula.

10.  Partners’ Capital

Limited Partner Units

As of December 31, 2013 and 2012, our partners’ capital included the following limited partner units:

	December 31,
	2013	2012
Common units:
Held by third parties	290,504,106	231,718,422
Held by KMI and affiliates (excluding our general partner)	20,563,455	19,314,003
Held by our general partner	1,724,000	1,724,000
Total common units	312,791,561	252,756,425
Class B units(a)	5,313,400	5,313,400
i-units(b)	125,323,734	115,118,338
Total limited partner units	443,428,695	373,188,163
__________

(a)
As of both December 31, 2013 and December 31, 2012, all of our Class B units were held by a wholly-owned subsidiary of KMI.  The Class B units are similar to our common units except that they are not eligible for trading on the NYSE

(b)
As of both December 31, 2013 and 2012, all of our i-units were held by KMR. Our i-units are a separate class of limited partner interests in us and are not publicly traded.  In accordance with KMR’s LLC agreement, KMR’s activities are restricted to being a limited partner in us, and to controlling and managing our business and affairs and the business and affairs of our operating limited partnerships and their subsidiaries.  Through the combined effect of the provisions in our partnership agreement and the provisions of KMR’s LLC agreement, the number of outstanding KMR shares and the number of our i-units will at all times be equal. The number of i-units we distribute to KMR is based upon the amount of cash we distribute to the owners of our common units. When cash is paid to the holders of our common units, we issue additional i-units to KMR. The fraction of an i-unit paid per i-unit owned by KMR will have a value based on the cash payment on the common units.

The total limited partner units represent our limited partners’ interest and an effective 98% interest in us, exclusive of our general partner’s right to receive incentive distributions.  Our general partner has an effective 2% interest in us, excluding its right to receive incentive distributions.

Equity Issuances

2013 Issuances

On June 3, 2013, we entered into a fourth amended and restated equity distribution agreement with UBS Securities LLC, referred to as UBS, which increased the aggregate offering price of our common units to up to $2.175 billion (up from $1.9 billion), and on August 7, 2013, we replaced the amended and restated equity agreement with a new equity distribution agreement with UBS. The terms of this new equity distribution agreement are substantially similar to those in our previous agreement, and it allows us to offer and sell from time to time additional common units having an aggregate offering price of up to $1.9 billion through UBS, as sales agent. During the year ended December 31, 2013, we issued 10,814,474 of our common units pursuant to our equity distribution agreements with UBS. We received net proceeds from the issuance of these common units of $900 million, and we used the proceeds to reduce the borrowings under our commercial paper program.
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

Additionally, during the year ended December 31, 2013, we issued 2,640,196 i-units to KMR. We received net proceeds of $210 million for the issuance of these i-units, and we used the proceeds to reduce the borrowings under our commercial paper program. KMR realized net proceeds of $210 million from the issuance of 2,640,196 of its shares pursuant to its equity distribution agreement with Credit Suisse, and KMR used the net proceeds received from the issuance of these shares to buy the additional i-units from us. KMR entered into its equity distribution agreement with Credit Suisse on May 4, 2012. The terms of this agreement are substantially similar to the terms of our equity distribution agreement with UBS, and it allows KMR to sell from time to time through Credit Suisse, as KMR’s sales agent, KMR’s shares representing limited liability company interests having an aggregate offering price of up to $500 million.

For the year ended December 31, 2013, in addition to the issuance of units described above, our significant equity issuances consisted of the following:

•
on February 26, 2013, we issued, in a public offering, 4,600,000 of our common units at a price of $86.35 per unit, less commissions and underwriting expenses. We received net proceeds of $385 million for the issuance of these 4,600,000 common units, and we used the proceeds to pay a portion of the purchase price for the March 2013 drop-down transaction;

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

2012 Issuances

On February 27, 2012, we entered into a third amended and restated equity distribution agreement with UBS which increased the aggregate offering price of our common units to up to $1.9 billion (up from $1.2 billion). During the year ended December 31, 2012, we issued 6,932,576 of our common units pursuant to our equity distribution agreement with UBS. We received net proceeds of $560 million from the issuance of these common units and we used the proceeds to reduce the borrowings under our commercial paper program.
For the year ended December 31, 2012, in addition to the issuance of common units pursuant to our equity distribution agreement, our significant equity issuances consisted of the following:

•
on June 4, 2012, we issued 3,792,461 common units as our purchase price for our initial 50% equity ownership interest in the EP midstream assets we acquired from KKR. For more information about this issuance, see Note 3 “Acquisitions and Divestitures—Business Combinations and Acquisitions of Investments—(6) EP Midstream Assets (1 of 2);”

•
on August 13, 2012, in connection with the drop-down transaction, we issued 4,667,575 of our common units to KMI. We valued the units at $381 million, based on the $81.52 closing market price of the common units on the NYSE on August 13, 2012. For more information on the drop-down transaction, see Note 3 “Acquisitions and Divestitures—KMI Asset Drop-Downs—August 2012 KMI Asset Drop-Down;”

•
in the third quarter of 2012, KMR issued 10,120,000 of its shares in a public offering at a price of approximately $73.50 per share, less commissions and underwriting expenses. KMR used the net proceeds received from the issuance of these 10,120,000 shares to buy additional i-units from us, and we received net proceeds of $727 million. We used the proceeds to pay a portion of the purchase price for the August 2012 drop-down transaction; and

•
on December 14, 2012, we issued, in a public offering, 4,485,000 of our common units at a price of $78.60 per unit, less commissions and underwriting expenses. We received net proceeds, after deducting the underwriter discount, of $349 million for the issuance of these 4,485,000 common units, and we used the proceeds to reduce the borrowings under our commercial paper program.

Adjustment to Partners’ Capital from KMI Asset Drop-Downs
We accounted for the drop-down transactions as combinations of entities under common control, and accordingly, we recognized the assets we acquired and the liabilities we assumed at KMI’s carrying value (including all purchase accounting adjustments from KMI’s acquisition of the drop-down asset groups from EP effective May 25, 2012). We then recognized the difference between our purchase price and the carrying value of the assets acquired and liabilities assumed as an adjustment to our Partners’ Capital. As of December 31, 2012, the carrying value of the assets we acquired and the liabilities we assumed from the drop-down transactions totaled $7,477 million. We paid to KMI $3,465 million in cash, issued to KMI 4,667,575 common units valued at $381 million, and recognized a non-cash increase of $3,631 million in our Partners’ Capital. The increase to Partners’ Capital consisted of (i) a $3,594 million increase in our general partner’s 1% general partner capital interest in us; (ii) a $36 million increase in our general partner’s 1.0101% general partner capital interest in our subsidiary Kinder Morgan Operating L.P. “A” (a noncontrolling interest to us); and (iii) a $1 million increase in our “Accumulated other comprehensive income” (related to a small tax adjustment on the drop-down asset group’s deferred pension gains from periods prior to our acquisition of August 1, 2012).

In 2013, we paid to KMI $994 million in cash, issued to KMI 1,249,452 common units valued at $108 million, and recognized a $35 million increase from net contributions KMI made to the March 2013 drop-down asset group in periods prior to our March 1, 2013 acquisition date. These consideration exchanges resulted in a $1,067 million decrease in our Partners’ Capital in 2013, consisting of (i) a $1,057 million decrease in our general partner’s capital interest in us and (ii) a $10 million decrease in our noncontrolling interests.

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

The following table provides information about our distributions for each of the years ended December 31, 2013, 2012 and 2011 (in millions except per unit and i-unit distributions amounts):

	Year Ended December 31,
	2013	2012	2011
Per unit cash distribution declared for the period	$5.33	$4.98	$4.61
Per unit cash distribution paid in the period	$5.26	$4.85	$4.58
Cash distributions paid in the period to all partners(a)(b)	$3,209	$2,560	$2,243
i-Unit distributions made in the period to KMR(c)	7,565,200	6,488,946	6,601,402
General Partner’s incentive distribution(d):
Declared for the period	$1,693	$1,404	$1,174
Paid in the period(b)(e)	$1,632	$1,322	$1,147
__________

(a)	Consisting of our common and Class B unitholders, our general partner and noncontrolling interests.

(b)	The year-to-year increases in distributions paid primarily reflect the increases in amounts distributed per unit as well as the issuance of additional units.

(c)
Under the terms of our partnership agreement, we agreed that we will not, except in liquidation, make a distribution on an i-unit other than in additional i-units or a security that has in all material respects the same rights and privileges as our i-units.  The number of i-units we distribute to KMR is based upon the amount of cash we distribute to the owners of our common units. When cash is paid to the holders of our common units, we will issue additional i-units to KMR.  The fraction of an i-unit paid per i-unit owned by KMR will have a value based on the cash payment on the common units.  If additional units are distributed to the holders of our common units, we will issue an equivalent amount of i-units to KMR based on the number of i-units it owns. Based on the preceding, the i-units we distributed were based on the $5.26, $4.85 and $4.58 per unit paid to our common unitholders during 2013, 2012 and 2011, respectively.

(d)	Incentive distribution does not include the general partner’s initial 2% distribution of available cash.

(e)
Our general partner’s incentive distributions we paid in 2013 were reduced by a waived incentive amount of $50 million related to common units issued to finance our May 2013 Copano acquisition. Beginning with our distribution payments for the quarterly period ended June 30, 2013, and ending with our distribution payments for the quarterly period ended March 31, 2038, our general partner agreed not to take certain incentive distributions related to our acquisition of Copano. For more information about our May 2013 Copano acquisition, see Note 3 “Acquisitions and Divestitures—Business Combinations and Acquisitions of Investments—(7) Copano.” In addition, our general partner’s incentive distributions we paid in 2013, 2012 and 2011 were reduced by waived incentive amounts equal to $11 million, $27 million and $28 million, respectively, related to common units issued to finance a portion of our May 2010 and July 2011 KinderHawk acquisitions.  Beginning with our distribution payments for the quarterly period ended June 30, 2010, and ending with our distribution payments for the quarterly period ended March 31, 2013, our general partner agreed not to take certain incentive distributions related to our acquisition of KinderHawk.  For more information about our July 2011 KinderHawk acquisition, see Note 3 “Acquisitions and Divestitures—Business Combinations and Acquisitions of Investments—(3) KinderHawk and EagleHawk.” In

addition, with regard to our declared distribution for the quarterly period ended December 31, 2013 (discussed below in “—Subsequent Events”), our general partner agreed not to take certain incentive distributions of $25 million for Copano.

For further information about our partnership distributions, see Note 11 “Related Party Transactions—Partnership Interests and Distributions.”
Subsequent Events
Units issued subsequent to December 31, 2013 were comprised of (i) 198,110 of our common units and (ii) 76,100 of our i-units, both of which were issued in early January 2014, for the settlement of sales made on or before December 31, 2013 pursuant to our equity distribution agreement and KMR’s equity distribution agreement, respectively. We received net proceeds of $16 million and $6 million from the issuances of these additional common units and i-units, respectively, and we used the proceeds to reduce the borrowings under our commercial paper program.
On January 15, 2014, we declared a cash distribution of $1.36 per unit for the quarterly period ended December 31, 2013.  This distribution was paid on February 14, 2014, to unitholders of record as of January 31, 2014.  Since this distribution was declared after the end of the quarter, no amount is shown in our December 31, 2013 balance sheet as a distribution payable. Our common unitholders and our Class B unitholder received cash.  KMR, our sole i-unitholder, received a distribution in the form of additional i-units based on the $1.36 distribution per common unit.  The number of i-units distributed was 2,237,258.  For each outstanding i-unit that KMR held, a fraction of an i-unit (0.017841) was issued.  The fraction was determined by dividing:

▪	$1.36, the cash amount distributed per common unit
by

▪
$76.230, the average of KMR’s limited liability shares’ closing market prices from January 14-28, 2014, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the NYSE.

This February 14, 2014 distribution included an incentive distribution to our general partner in the amount of $445 million.  This incentive distribution was affected by a waived incentive distribution amount equal to $25 million related to common units issued to finance our May 2013 Copano acquisition.

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

The effect of these arrangements is that each member of the Group bears the direct compensation and employee benefits costs of its assigned or partially assigned employees, as the case may be, while also bearing its allocable share of administrative costs.  Pursuant to our limited partnership agreement, we provide reimbursement for our share of these administrative costs and such reimbursements will be accounted for as described above.  Additionally, we reimburse KMR with respect to costs incurred or allocated to KMR in accordance with our limited partnership agreement, the delegation of control agreement among our general partner, KMR, us and others, and KMR’s LLC agreement.

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

Non-Cash Compensation and Severance Expenses

In 2013 and 2012, KMI paid and then allocated to us employee severance expense amounts of $11 million and $9 million, respectively. KMI’s severance expense was associated with its acquisition of EP on May 25, 2012, and the severance expense allocated to us was associated with the drop-down asset groups we acquired from KMI effective August 1, 2012 and March 1, 2013. However, we do not have any obligation, nor did we pay any amounts related to this allocated severance expense. We recognized $10 million of the amount allocated to us in 2013 and $7 million of the amount allocated to us in 2012 as both an expense on our income statement and a contribution to “Total Partners’ Capital” on our balance sheet. The remaining amounts of allocated severance expense for both years was included within (i) the earnings of our subsidiary EPNG in periods prior to the acquisition of our remaining 50% ownership interest in EPNG on March 1, 2013 (because we have included the historical results of EPNG as though 100% of the net assets had been transferred to us May 25, 2012) and (ii) our proportionate share of the equity earnings from our 50% ownership interest in Bear Creek (a 50%-owned equity investee of our subsidiary TGP).

In addition, for accounting purposes, KMI was required to allocate to us a portion of the compensation expense incurred from (i) a one-time special cash bonus payment that was paid to non-senior management employees in May 2011 and (ii) a May 2007 merger of its then wholly-owned subsidiary Kinder Morgan Kansas, Inc. and a wholly-owned subsidiary of Kinder Morgan Kansas, Inc.’s then parent, Knight Holdco LLC (Knight Holdco LLC was a private company owned by investors led by Richard D. Kinder, Chairman and Chief Executive Officer of our general partner and KMR, and this merger is referred to as the going-private transaction). As a subsidiary of KMI, we were then required to recognize the allocated amounts as expense on our income statements, and accordingly in 2011, we recognized non-cash compensation expense of (i) $87 million associated with the special bonus payment to non-senior management employees and (ii) $3 million associated with certain going-private transaction expenses. However, we did not have any obligation, nor did we pay any amounts related to this allocated compensation expense, and since we were not responsible for paying this expense, we recognized the amounts allocated to us as both an expense on our income statement and a contribution to “Total Partners’ Capital” on our balance sheet.

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

Cash from Operations.  Cash from operations generally refers to our cash balance on the date we commenced operations, plus all cash generated by the operation of our business, after deducting related cash expenditures (including capital expenditures other than expansion capital expenditures), net additions to or reductions in reserves, debt service and various other items.

Cash from Interim Capital Transactions.  Cash from interim capital transactions will generally result only from distributions that are funded from borrowings, sales of debt and equity securities and sales or other dispositions of assets for cash, other than inventory, accounts receivable and other current assets and assets disposed of in the ordinary course of business.

Rule for Characterizing Distributions.  Generally, all available cash distributed by us from any source will be treated as distributions of cash from operations until the sum of all available cash distributed equals the cumulative amount of cash from operations actually generated from the date we commenced operations through the end of the calendar quarter prior to that distribution.  Any distribution of available cash which, when added to the sum of all prior distributions, is in excess of the cumulative amount of cash from operations, will be considered a distribution of cash from interim capital transactions until the initial common unit price is fully recovered as described below under “—Allocation of Distributions from Interim Capital Transactions.”  For purposes of calculating the sum of all distributions of available cash, the total equivalent cash amount of all distributions of i-units to KMR, as the holder of all i-units, will be treated as distributions of available cash, even though the distributions to KMR are made in additional i-units rather than cash and we retain this cash and use it in our business.  To date, all of our available cash distributions, other than a $177 million distribution of cash from interim capital transactions in 2010, have been treated as distributions of cash from operations.

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

Allocation of Distributions from Interim Capital Transactions.  Any distribution by us of available cash that would constitute cash from interim capital transactions would be distributed effectively as follows:

▪	98% to all owners of common units and Class B units pro rata in cash and to the holder of i-units in equivalent i-units; and

▪
2% to our general partner, until we have distributed cash from this source in respect of a common unit outstanding since our original public offering in an aggregate amount per unit equal to the initial common unit price of $5.75, as adjusted for splits.

As cash from interim capital transactions is distributed, it would be treated as if it were a repayment of the initial public offering price of the common units.  To reflect that repayment, the first three distribution target levels of cash from operations (described above) would be adjusted downward proportionately by multiplying each distribution target level amount by a fraction, the numerator of which is the unrecovered initial common unit price immediately after giving effect to that distribution and the denominator of which is the unrecovered initial common unit price immediately prior to giving effect to that distribution. When the initial common unit price is fully recovered, then each of the first three distribution target levels will have been reduced to zero, and thereafter, all distributions of available cash from all sources will be treated as if they were cash from operations and available cash will be distributed 50% to all classes of units pro rata (with the distribution to i-units being made instead in the form of i-units), and 50% to our general partner.  With respect to the portion of our distribution of available cash for 2010 that was from interim capital transactions, our general partner waived this resetting of the distribution target levels.

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

As of December 31, 2013, our general partner owned 1,724,000 common units, representing approximately 0.39% of our outstanding limited partner units.  For information on distributions paid to our general partner, see Note 10 “Partners’ Capital—Income Allocation and Declared Distributions.”

KMI

KMI remains the sole indirect common stockholder of our general partner.  Also, as of December 31, 2013, KMI directly owned 18,169,815 common units, indirectly owned 5,313,400 Class B units and 4,117,640 common units through its consolidated affiliates (including our general partner), and owned 15,934,516 KMR shares, representing an indirect ownership interest of 15,934,516 i-units.  Together, these units represented approximately 9.8% of our outstanding limited partner units.

Including both its general and limited partner interests in us, at the 2013 distribution level, KMI received approximately 49% of all quarterly distributions of available cash from us, with approximately 43% attributable to its general partner interest and the remaining 6% attributable to its limited partner interest.  These percentages were impacted slightly due to the general partner’s waiver of certain incentive distribution amounts, as described in Note 10 “Partners’ Capital—Income Allocation and Declared Distributions.”

KMR

As of December 31, 2013, KMR, our general partner’s delegate, remained the sole owner of our 125,323,734 i-units.

Asset Acquisitions and Sales

From time to time in the ordinary course of business, we buy and sell assets and related services from KMI and its subsidiaries.  Such transactions are conducted in accordance with all applicable laws and regulations and on an arms’ length basis consistent with our policies governing such transactions.  In conjunction with our acquisition of (i) certain Natural Gas Pipelines assets and partnership interests from KMI in December 1999 and December 2000; (ii) TransColorado Gas Transmission Company LLC from KMI in November 2004; (iii) TGP and 50% of EPNG from KMI in August 2012; and (iv) the remaining 50% ownership interest in EPNG and the EP midstream assets from KMI in March 2013, KMI has agreed to indemnify us and our general partner with respect to approximately $5.9 billion of our debt as of December 31, 2013. KMI would be obligated to perform under this indemnity only if we are unable, and/or our assets were insufficient, to satisfy our obligations.
Mr. C. Berdon Lawrence, a non-management director on the boards of our general partner and KMR until July 20, 2011, is also Chairman Emeritus of the Board of Kirby Corporation.  On February 9, 2011, we sold a marine vessel to Kirby Corporation’s subsidiary Kirby Inland Marine, L.P., and additionally, we and Kirby Inland Marine L.P. formed a joint venture named Greens Bayou Fleeting, LLC.  Pursuant to the joint venture agreement, we sold our ownership interest in the boat fleeting business we acquired from Megafleet Towing Co., Inc. in April 2009 to the joint venture for $4 million in cash and a 49% ownership interest in the joint venture.  Kirby then made cash contributions to the joint venture in exchange for the remaining 51% ownership interest. In the first quarter of 2011, after final reconciliation and measurement of all of the net assets sold, we recognized a combined $2 million increase in income from the sale of these net assets, and additionally, the sale of our ownership interest resulted in an $11 million non-cash reduction in our goodwill.

Operations

Natural Gas Pipelines and Products Pipelines Business Segments

KMI (or its subsidiaries) operates and maintain for us the assets comprising our Natural Gas Pipelines business segment, as well as our Products Pipelines business segment’s 50%-owned Cypress Pipeline.  Pursuant to the applicable underlying agreements, we pay (reimburse) KMI for the actual corporate general and administrative expenses incurred in connection with the operation of these assets.  The combined amounts paid to KMI for corporate general and administrative costs incurred were$213 million for 2013, $198 million for 2012 and $71 million for 2011.  We believe the amounts paid to KMI for the services it provided each year fairly reflect the value of the services performed; however, due to the nature of the allocations, these reimbursements may not exactly match the actual time and overhead spent.  We also reimburse KMI for operating and maintenance costs and capital expenditures incurred with respect to our assets.

We sold our ownership interest in Kinder Morgan NatGas Operator LLC as part of our divestiture of the FTC Natural Gas Pipelines disposal group effective November 1, 2012. Prior to its divestiture, Kinder Morgan NatGas Operator LLC operated the Rockies Express natural gas pipeline system pursuant to an operating agreement. Under this agreement, it was reimbursed for its costs and received a management fee of 1%, based on Rockies Express’ operating income, less all depreciation and amortization expenses.  In the first ten months of 2012, and the full year of 2011, it received management fees of $5 million and $6 million, respectively.  Prior to its divestiture, Kinder Morgan NatGas Operator LLC also operated the Midcontinent Express pipeline system. The Midcontinent Express pipeline system is operated by one of our affiliates.

In addition, we purchase natural gas transportation and storage services from NGPL and certain affiliates, collectively.  KMI owns a 20% ownership interest in NGPL and accounts for its investment under the equity method of accounting.  Pursuant to the provisions of a 15-year operating agreement that was entered into in 2008, KMI continues to operate NGPL’s assets.  For each of the years 2013, 2012 and 2011, expenses related to NGPL totaled $1 million, $5 million and $8 million, respectively, and we included these expense amounts within the caption “Gas purchases and other costs of sales” in our accompanying consolidated statements of income.

Terminals Business Segment

For services in the ordinary course of Kirby Corporation’s and our Terminals segment’s businesses, Kirby Corporation received payments from our subsidiaries totaling $38,729 in 2011. In turn, Kirby made payments of $44,615 to our subsidiaries in 2011.

Risk Management

Certain of our business activities expose us to risks associated with changes in the market price of natural gas, NGL and crude oil.  We also have exposure to interest rate risk as a result of the issuance of our fixed rate debt obligations. Pursuant to our management’s approved risk management policy, we use derivative contracts to hedge or reduce our exposure to these risks and protect our profit margins.

Our commodity-related risk management activities are monitored by our risk management committee, which is a separately designated standing committee whose job responsibilities involve operations exposed to commodity market risk and other external risks in the ordinary course of business.  Our risk management committee is charged with the review and enforcement of our management’s risk management policy.  The committee is comprised of 14 executive-level employees of KMI or KMGP Services Company, Inc. whose job responsibilities involve operations exposed to commodity market risk and other external risks in the ordinary course of our businesses.  The committee is chaired by our Chief Financial Officer and is charged with the following three responsibilities: (i) establish and review risk limits consistent with our risk tolerance philosophy; (ii) recommend to the audit committee of our general partner’s delegate any changes, modifications, or amendments to our risk management policy; and (iii) address and resolve any other high-level risk management issues.

For more information on our risk management activities see Note 13.

KM Insurance, Ltd.

KM Insurance, Ltd. is a Class 2 Bermuda insurance company and wholly-owned subsidiary of KMI.  The sole business of KM Insurance is to issue policies for KMI, EPB and us to secure the deductible portion of our workers compensation, automobile liability, and general liability policies placed in the commercial insurance market.  We accrue for the cost of insurance and include these costs within our related party general and administrative expenses.  For each of the years 2013, 2012 and 2011, these expenses totaled $9 million.

Notes Receivable

Plantation
We and ExxonMobil have a term loan agreement covering a note receivable due from Plantation. We own a 51.17% equity interest in Plantation and our proportionate share of the outstanding principal amount of the note receivable was $48 million as of December 31, 2013 and $49 million as of December 31, 2012. The note bears interest at the rate of 4.25% per annum and provides for semiannual payments of principal and interest on December 31 and June 30 each year, with a final principal payment of $45 million (for our portion of the note) due on July 20, 2016. We included $1 million of our note receivable balance within “Other current assets” on our accompanying consolidated balance sheets as of both December 31, 2013 and December 31, 2012, and we included the remaining outstanding balance within “Deferred charges and other assets.”
Express US Holdings LP
As discussed in Note 3 “Acquisitions and Divestitures—Divestitures—Express Pipeline System,” we sold both our 33 1/3 % equity ownership interest in the Express pipeline system and a subordinated debenture investment in Express to Spectra Energy Corp. effective March 14, 2013. Our long-term debt investment consisted of a C$114 million debt security issued by Express US Holdings LP (the obligor), the partnership that maintained ownership of the U.S. portion of the Express pipeline system. The debenture was denominated in Canadian dollars, bore interest at a rate of 12.0% per annum, and was due in full on January 9, 2023. As of December 31, 2012, the outstanding note receivable balance, representing the translated amount included in our consolidated financial statements in U.S. dollars, was $114 million. Since we had entered into a definitive agreement to sell our debt investment in Express as of this date, we included this note balance within “Assets held for sale” on our accompanying consolidated balance sheet as of that date.
KMI and EP
At the time of KMI’s acquisition of EP on May 25, 2012 (discussed in Note 1), TGP and EPNG each had a note receivable from EP, and during the second quarter of 2012, TGP and EPNG received principal note repayments of approximately $44 million and $21 million, respectively. Upon our acquisition of TGP and EPNG from KMI as part of the drop-down transactions discussed in Note 2, we and KMI agreed that both the remaining $466 million amount due on TGP’s note receivable and the remaining $858 million amount due on EPNG’s note receivable would not be repaid. Accordingly, the amounts were treated as a decrease in KMI’s investment in TGP, EPNG and us, and as a result, neither TGP nor EPNG any longer has a related party note receivable with either KMI or EP. However, because we have included the historical results of TGP and EPNG as though the net assets had been transferred to us on May 25, 2012, the combined principal note repayments of $65 million are now included within “Repayments from related party” on our consolidated statement of cash flows for the year ended December 31, 2012.
Subsequent Event
On February 4, 2014, we entered into a loan agreement with Midcontinent Express Pipeline LLC, our 50%-owned equity investee. The loan agreement allows us, at our sole option, to make loans from time to time to Midcontinent Express to fund its working capital needs and for other limited liability company purposes. Each individual loan must be in an amount not less than $2 million, and the aggregate loan balance outstanding must not exceed $40 million. All loans mature on February 3, 2015, however, the loan agreement includes renewal provisions for one or more additional one-year terms if approved by both parties. Borrowings under the loan agreement bear interest at a rate per annum equal to LIBOR plus 1.5875%, and all borrowings can be prepaid before maturity without penalty or premium. As of the date of this report, we made loans totaling $4 million pursuant to this loan agreement.
Other Receivables and Payables

As of December 31, 2013 and December 31, 2012, our related party receivables (other than the notes receivable discussed above in “—Notes Receivable”) totaled $7 million and $14 million, respectively.  The receivable amounts consisted of (i) $6 million and $12 million, respectively, included within “Accounts receivable, net” on our accompanying consolidated balance sheets and (ii) $1 million and $2 million, respectively, of natural gas imbalance receivables included within “Other current assets.”

The $6 million accounts receivable amount as of December 31, 2013 primarily consisted of amounts due from NGPL and Plantation, and the $1 million natural gas imbalance receivable consisted of amounts due from NGPL. The $12 million accounts receivable amount as of December 31, 2012 primarily consisted of amounts due from the Express pipeline system, and the $2 million natural gas imbalance receivable consisted of amounts due from NGPL.

As of December 31, 2013 and December 31, 2012, our related party payables totaled $13 million and $10 million, respectively. The 2013 amount consisted of (i) $12 million for amounts payable to both KMI and certain of our equity investees and included within “Accounts payable” on our accompanying consolidated balance sheet and (ii) $1 million for natural gas imbalance payables due to EPB and included within “Other current liabilities.” Our 2012 related party payable amount consisted primarily of amounts due to KMI, and we included this amount within “Accounts payable.”

Additionally, we have agreed to guarantee certain KMI lease payments from 2014 through 2035. For more information about this guarantee, see “Note 12 Commitments and Contingent Liabilities—Contingent Lease Liabilities.”

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

12.  Commitments and Contingent Liabilities

Leases

The table below depicts future gross minimum rental commitments under our operating leases as of December 31, 2013 (in millions):

Year	Commitment
2014	$57
2015	48
2016	39
2017	29
2018	27
Thereafter	107
Total minimum payments	$307

The remaining terms on our operating leases, including probable elections to exercise renewal options, range from one to 35 years.  Total lease and rental expenses for each of the years ended December 31, 2013, 2012 and 2011 were $112 million, $92 million and $140 million, respectively.  The increase in our lease and rental expenses in 2011 compared to 2013 and 2012 was driven by a $70 million increase in expense in 2011 associated with adjustments to our Pacific operations’ rights-of-way liabilities. The amount of capital leases included within “Property, Plant and Equipment, net” in our accompanying consolidated balance sheets as of December 31, 2013 and 2012 are not material to our consolidated balance sheets.

KMEP Common Unit Compensation Plan for Non-Employee Directors

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

The plan recognizes that the compensation to be paid to each non-employee director is fixed by the KMR board, generally annually, and that the compensation is payable in cash.  Pursuant to the plan, in lieu of receiving cash compensation, each non-

employee director may elect to receive common units.  Each election is made generally at or around the first board meeting in January of each calendar year and is effective for the entire calendar year.  A non-employee director may make a new election each calendar year.  The total number of common units authorized under this compensation plan is 100,000.

The elections under this plan for 2013, 2012 and 2011 were made effective January 15, 2013, January 17, 2012 and January 18, 2011, respectively (the elections for 2014 were made effective January 15, 2014). Each annual election is evidenced by an agreement, the Common Unit Compensation Agreement, between us and each non-employee director, and this agreement contains the terms and conditions of each award.  Pursuant to this agreement, all common units issued under this plan are subject to forfeiture restrictions that expires six months from the date of issuance.  Until the forfeiture restrictions lapse, common units issued under the plan may not be sold, assigned, transferred, exchanged, or pledged by a non-employee director.  In the event the director’s service as a director of KMR is terminated prior to the lapse of the forfeiture restriction either for cause, or voluntary resignation, each director will, for no consideration, forfeit to us all common units to the extent then subject to the forfeiture restrictions.  Common units with respect to which forfeiture restrictions have lapsed cease to be subject to any forfeiture restrictions, and we will provide each director a certificate representing the units as to which the forfeiture restrictions have lapsed.  In addition, each non-employee director has the right to receive distributions with respect to the common units awarded to him under the plan, to vote such common units and to enjoy all other unitholder rights, including during the period prior to the lapse of the forfeiture restrictions.

The number of common units to be issued to a non-employee director electing to receive the cash compensation in the form of common units will equal the amount of such cash compensation awarded, divided by the closing price of the common units on the NYSE on the day the cash compensation is awarded (such price, the fair market value), rounded down to the nearest 50 common units.  The common units will be issuable as specified in the Common Unit Compensation Agreement.  A non-employee director electing to receive the cash compensation in the form of common units will receive cash equal to the difference between (i) the cash compensation awarded to such non-employee director and (ii) the number of common units to be issued to such non-employee director multiplied by the fair market value of a common unit.  This cash payment is payable in four equal installments generally around March 31, June 30, September 30 and December 31 of the calendar year in which such cash compensation is awarded.

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

On January 15, 2014, each of KMR’s three non-employee directors was awarded cash compensation of $200,000 for board service during 2014.  Each of the non-employee directors elected to receive the full amount of their compensation in the form of cash only.  No other compensation will be paid to the non-employee directors during 2014.

Contingent Debt

Our contingent debt disclosures pertain to certain types of guarantees or indemnifications we have made and cover certain types of guarantees included within debt agreements, even if the likelihood of requiring our performance under such guarantee is remote.  As of December 31, 2013 and 2012, our contingent debt obligations, as well as our obligations with respect to related letters of credit, totaled $74 million and $86 million, respectively. This amount primarily related to the debt obligations of our 50%-owned investee Cortez Pipeline Company (we are severally liable for our percentage ownership share (50%) of the Cortez Pipeline Company debt).

For additional information regarding our debt facilities see Note 8 “Debt.”

Contingent Lease Liabilities

We have agreed to guarantee certain lease payments from 2014 through 2035 made by KMI to EPC Building, LLC, a wholly-owned subsidiary of KMI, related to KMP’s principal executive offices located at 1001 Louisiana Street in Houston, Texas.  We would be required to perform under this guarantee only if KMI was unable to perform.  During the term of this lease, the payments we guarantee increase from $27 million in 2014 to $38 million in 2035.
13.  Risk Management

Certain of our business activities expose us to risks associated with unfavorable changes in the market price of natural gas, NGL and crude oil. We also have exposure to interest rate risk as a result of the issuance of our debt obligations. Pursuant to our management’s approved risk management policy, we use derivative contracts to hedge or reduce our exposure to certain of these risks. Additionally, as part of our May 1, 2013 Copano acquisition, we acquired derivative contracts related to natural gas, NGL and crude oil. None of these derivatives are designated as accounting hedges.
Energy Commodity Price Risk Management
As of December 31, 2013, we had entered into the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(22.6)	MMBbl
Natural gas fixed price	(19.8)	Bcf
Natural gas basis	(18.9)	Bcf
Derivatives not designated as hedging contracts
Crude oil fixed price	(0.9)	MMBbl
Natural gas fixed price	(17.3)	Bcf
Natural gas basis	(9.3)	Bcf
NGL fixed price	(1.1)	MMBbl

As of December 31, 2013, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2017.
Interest Rate Risk Management

As of December 31, 2013, we had a combined notional principal amount of $4,675 million of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread.  All of our swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of December 31, 2013, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

In June 2013, we terminated three of our existing fixed-to-variable interest rate swap agreements in separate transactions. These swap agreements had a combined notional principal amount of $975 million, and we received combined proceeds of $96 million from the early termination of these swap agreements. In August 2013, we entered into six separate fixed-to-variable interest rate swap agreements having a combined notional principal amount of $500 million. Four of these agreements effectively convert a portion of the interest expense associated with our 2.65% senior notes due February 1, 2019, from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread, and the remaining two agreements effectively convert a portion of the interest expense associated with our 4.15% senior notes due February 1, 2024, from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread. In December 2013, three separate fixed-to-variable interest rate swap agreements having a combined notional principal amount of $375 million and effectively converting a portion of the interest expense associated with our 5.00% senior notes terminated upon the maturing of the associated notes.

As of December 31, 2012, we had a combined notional principal amount of $5,525 million of fixed-to-variable interest rate swap agreements.

Fair Value of Derivative Contracts

The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets as of December 31, 2013 and 2012 (in millions):
Fair Value of Derivative Contracts

		Asset derivatives		Liability derivatives
		December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	Balance sheet location	Fair value	Fair value	Fair value	Fair value
Derivatives designated as hedging contracts
Energy commodity derivative contracts	Other current assets/(Other current liabilities)	$18	$42	$(33)	$(18)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	58	40	(30)	(11)
Subtotal		$76	$82	$(63)	$(29)
Interest rate swap agreements	Other current assets/(Other current liabilities)	76	9	—	—
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	141	594	(116)	(1)
Subtotal		$217	$603	$(116)	$(1)
Total		$293	$685	$(179)	$(30)

Derivatives not designated as hedging contracts
Energy commodity derivative contracts	Other current assets/(Other current liabilities)	$4	$4	$(5)	$(3)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	—	—	(1)
Total		$4	$4	$(5)	$(4)
Total derivatives		$297	$689	$(184)	$(34)

Certain of our derivative contracts are subject to master netting agreements. As of December 31, 2013 and 2012, we presented the fair value of our derivative contracts on a gross basis on our accompanying consolidated balance sheets.  The following tables present our derivative contracts subject to such netting agreements as of December 31, 2013 and 2012 (in millions):
Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Held(a)
As of December 31, 2013:
Energy commodity derivative contracts	$80	$—	$80	$(44)	$—	$36
Interest rate swap agreements	$217	$—	$217	$(28)	$—	$189
As of December 31, 2012:
Energy commodity derivative contracts	$86	$—	$86	$(17)	$—	$69
Interest rate swap agreements	$603	$—	$603	$—	$—	$603

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Posted(b)
As of December 31, 2013:
Energy commodity derivative contracts	$(68)	$—	$(68)	$44	$17	$(7)
Interest rate swap agreements	$(116)	$—	$(116)	$28	$—	$(88)
As of December 31, 2012:
Energy commodity derivative contracts	$(33)	$—	$(33)	$17	$5	$(11)
Interest rate swap agreements	$(1)	$—	$(1)	$—	$—	$(1)
___________

(a)
Cash margin deposits held by us associated with our energy commodity contract positions and OTC swap agreements and reported within “Other current liabilities” on our accompanying consolidated balance sheets.

(b)
Cash margin deposits posted by us associated with our energy commodity contract positions and OTC swap agreements and reported within “Other current assets” on our accompanying consolidated balance sheets.

Debt Fair Value Adjustments

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Debt fair value adjustments” on our accompanying consolidated balance sheets. Our “Debt fair value adjustments” also include all unamortized debt discount/premium amounts, purchase accounting on our debt balances, and any unamortized portion of proceeds received from the early termination of interest rate swap agreements. As of December 31, 2013 and 2012, these fair value adjustments to our debt balances included (i) $645 million and $638 million, respectively, associated with fair value adjustments to our debt previously recorded in purchase accounting; (ii) $101 million and $602 million, respectively, associated with the offsetting entry for hedged debt; (iii) $517 million and $488 million, respectively, associated with unamortized premium from the termination of interest rate swap agreements; and offset by (iv) $49 million and $30 million, respectively, associated with unamortized debt discount amounts. As of December 31, 2013, the weighted-average amortization period of the unamortized premium from the termination of the interest rate swaps was approximately 16 years.
Effect of Derivative Contracts on the Income Statement

The following two tables summarize the impact of our derivative contracts on our accompanying consolidated statements of income for each of the years ended December 31, 2013, 2012 and 2011 (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives and related hedged item(a)
		Year Ended December 31,
		2013	2012	2011
Interest rate swap agreements	Interest expense	$(405)	$59	$520
Total		$(405)	$59	$520
Fixed rate debt	Interest expense	$405	$(59)	$(520)
Total		$405	$(59)	$(520)
___________

(a)
Amounts reflect the change in the fair value of interest rate swap agreements and the change in the fair value of the associated fixed rate debt, which exactly offset each other as a result of no hedge ineffectiveness.

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)(a)			Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)			Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
	2013	2012	2011		2013	2012	2011		2013	2012	2011
Energy commodity derivative contracts	$(60)	$117	$14	Revenues-Natural gas sales	$—	$4	$3	Revenues-Natural gas sales	$—	$—	$—
				Revenues-Product sales and other	(20)	(19)	(270)	Revenues-Product sales and other	3	(11)	5
				Costs of sales	2	23	11	Costs of sales	—	—	—
Total	$(60)	$117	$14	Total	$(18)	$8	$(256)	Total	$3	$(11)	$5
____________

(a)
We expect to reclassify an approximate $6 million loss associated with energy commodity price risk management activities and included in our Partners’ Capital as of December 31, 2013 into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

(b)	Amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).
For the year ended December 31, 2013, we recognized losses of $9 million from derivative contracts not designated as accounting hedges. We included this loss amount within “Revenues-Product sales and other” on our accompanying consolidated statement of income. For the years ended December 31, 2012 and 2011, we recognized no material gain or loss in income from derivative contracts not designated as accounting hedges.
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

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of both December 31, 2013 and 2012, we had no outstanding letters of credit supporting our hedging of energy commodity price risks associated with the sale of natural gas, NGL and crude oil.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring us to post additional collateral upon a decrease in our credit rating. As of December 31, 2013, we estimate that if our credit rating was downgraded one notch, we would be required to post no additional collateral to our counterparties. If we were downgraded two notches (that is, below investment grade), we would be required to post $8 million of additional collateral.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
Cumulative revenues, expenses, gains and losses that under GAAP are included within our comprehensive income but excluded from our earnings are reported as “Accumulated other comprehensive income” within “Partners’ Capital” in our consolidated balance sheets.  Changes in the components of our “Accumulated other comprehensive income” for the year ended December 31, 2013 are summarized as follows (in millions):

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjs.	Total Accumulated other comprehensive income/(loss)
Balance as of December 31, 2012	$66	$132	$(30)	$168
Other comprehensive income before reclassifications	(60)	(136)	43	(153)
Amounts reclassified from accumulated other comprehensive income	18	—	—	18
Net current-period other comprehensive income	(42)	(136)	43	(135)
Balance as of December 31, 2013	$24	$(4)	$13	$33
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

Fair Value of Derivative Contracts
The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts and (ii) interest rate swap agreements as of December 31, 2013 and 2012, based on the three levels established by the Codification. The fair value measurements in the tables below do not include cash margin deposits made by us, which are reported within “Other current assets” in our accompanying consolidated balance sheets (in millions).

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2013
Energy commodity derivative contracts(a)	$80	$4	$46	$30
Interest rate swap agreements	$217	$—	$217	$—
As of December 31, 2012
Energy commodity derivative contracts(a)	$86	$3	$76	$7
Interest rate swap agreements	$603	$—	$603	$—

	Liability fair value measurements using
	Total	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2013
Energy commodity derivative contracts(a)	$(68)	$(6)	$(31)	$(31)
Interest rate swap agreements	$(116)	$—	$(116)	$—
As of December 31, 2012
Energy commodity derivative contracts(a)	$(33)	$(3)	$(26)	$(4)
Interest rate swap agreements	$(1)	$—	$(1)	$—
____________

(a)
Level 1 consists primarily of NYMEX natural gas futures. Level 2 consists primarily of OTC WTI swaps and OTC natural gas swaps that are settled on NYMEX. Level 3 consists primarily of WTI options and NGL options.

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for each of the years ended December 31, 2013 and 2012 (in millions):
Significant unobservable inputs (Level 3)

	Year Ended December 31,
	2013	2012
Derivatives-net asset (liability)
Beginning of Period	$3	$7
Total gains or (losses):
Included in earnings	(4)	(1)
Included in other comprehensive income	(1)	(1)
Purchases(a)	17	3
Settlements	(16)	(5)
End of Period	$(1)	$3
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$(6)	$—
____________

(a)	2013 purchases include a net asset of $18 million of Level 3 energy commodity derivative contracts assumed in conjunction with our May 1, 2013 Copano acquisition.

As of December 31, 2013, our Level 3 derivative assets and liabilities consisted primarily of WTI options and NGL options, where a significant portion of fair value is calculated from underlying market data that is not readily observable. The derived values use industry standard methodologies that may consider the historical relationships among various commodities, modeled market prices, time value, volatility factors and other relevant economic measures. The use of these inputs results in our management’s best estimate of fair value.

Fair Value of Financial Instruments

The estimated fair value of our outstanding debt balance as of December 31, 2013 and 2012 (both short-term and long-term and including debt fair value adjustments), is disclosed below (in millions):

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair value	Carrying Value	Estimated Fair value
Total debt	$21,128	$21,550	$18,760	$20,439

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both December 31, 2013 and 2012.

15.  Reportable Segments

We operate in five reportable business segments. These segments and their principal sources of revenues are as follows:

▪	Natural Gas Pipelines—the sale, transport, processing, treating, fractionation, storage and gathering of natural gas and NGL;

▪
CO2—the production, sale and transportation of crude oil from fields in the Permian Basin of West Texas and the production, transportation and marketing of CO2 used as a flooding medium for recovering crude oil from mature oil fields;

▪	Products Pipelines—the transportation and terminaling of refined petroleum products (including gasoline, diesel fuel and jet fuel), NGL, crude oil and condensate, and bio-fuels;

▪	Terminals—the transloading and storing of refined petroleum products and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt and other bulk chemicals; and

▪
Kinder Morgan Canada—the transportation of crude oil and refined products from Alberta, Canada to marketing terminals and refineries in British Columbia and the State of Washington. As further described in Note 3, Kinder Morgan Canada divested its interest in the Express pipeline system effective March 14, 2013.

We evaluate performance principally based on each segment’s EBDA (including amortization of excess cost of equity investments), which excludes general and administrative expenses, third party debt costs and interest expense, unallocable interest income, and unallocable income tax expense. Our reportable segments are strategic business units that offer different products and services, and they are structured based on how our chief operating decision makers organize their operations for optimal performance and resource allocation. Each segment is managed separately because each segment involves different products and marketing strategies.

Financial information by segment follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Revenues
Natural Gas Pipelines	$7,110	$4,319	$3,943
CO2	1,857	1,677	1,416
Products Pipelines	1,853	1,370	914
Terminals
Revenues from external customers	1,408	1,358	1,314
Intersegment revenues	2	1	1
Kinder Morgan Canada	302	311	302
Total segment revenues	$12,532	$9,036	$7,890
Less: Total intersegment revenues	(2)	(1)	(1)
Total consolidated revenues	$12,530	$9,035	$7,889

	Year Ended December 31,
	2013	2012	2011
Operating expenses(a)
Natural Gas Pipelines	$4,925	$2,946	$3,370
CO2	439	381	342
Products Pipelines	1,295	759	500
Terminals	657	685	634
Kinder Morgan Canada	110	103	97
Total segment operating expenses	$7,426	$4,874	$4,943
Less: Total intersegment operating expenses	(2)	(1)	(1)
Total consolidated operating expenses	$7,424	$4,873	$4,942

Other expense (income)
Natural Gas Pipelines	$(44)	$1	$—
CO2	—	(7)	—
Products Pipelines	6	(7)	(10)
Terminals	(91)	(15)	(1)
Kinder Morgan Canada	—	—	—
Total consolidated Other expense (income)	$(129)	$(28)	$(11)

DD&A
Natural Gas Pipelines	$571	$342	$135
CO2	475	439	437
Products Pipelines	129	117	105
Terminals	217	205	195
Kinder Morgan Canada	54	56	56
Total consolidated DD&A	$1,446	$1,159	$928

Earnings from equity investments
Natural Gas Pipelines	$181	$186	$140
CO2	24	25	24
Products Pipelines	66	58	51
Terminals	22	21	11
Kinder Morgan Canada	4	5	(2)
Total consolidated equity earnings.	$297	$295	$224

Amortization of excess cost of equity investments
Natural Gas Pipelines	$3	$1	$1
CO2	2	2	2
Products Pipelines	5	4	4
Terminals	—	—	—
Kinder Morgan Canada	—	—	—
Total consolidated amortization of excess cost of equity investments	$10	$7	$7

	Year Ended December 31,
	2013	2012	2011
Interest income
Natural Gas Pipelines	$—	$1	$—
CO2	—	—	1
Products Pipelines	2	2	3
Terminals	—	—	—
Kinder Morgan Canada	3	14	14
Total segment interest income	$5	$17	$18
Unallocated interest income	2	13	3
Total consolidated interest income	$7	$30	$21

Other, net-income (expense)
Natural Gas Pipelines(b)	$576	$7	$(164)
CO2	—	(1)	4
Products Pipelines	1	9	5
Terminals	1	2	6
Kinder Morgan Canada(c)	246	3	—
Total consolidated other, net-income (expense)	$824	$20	$(149)

Income tax (expense) benefit
Natural Gas Pipelines	$(9)	$(4)	$(3)
CO2	(7)	(5)	(4)
Products Pipelines	(19)	(17)	(20)
Terminals	(14)	(3)	5
Kinder Morgan Canada(d)	(105)	(1)	(15)
Total segment income tax benefit (expense)	$(154)	$(30)	$(37)
Unallocated income tax benefit (expense)	(10)	(9)	(8)
Total consolidated income tax benefit (expense)	$(164)	$(39)	$(45)

Segment EBDA(e)
Natural Gas Pipelines(f)	$2,977	$1,562	$546
CO2	1,435	1,322	1,099
Products Pipelines	602	670	463
Terminals	853	709	704
Kinder Morgan Canada	340	229	202
Total segment EBDA	$6,207	$4,492	$3,014
Total segment DD&A	(1,446)	(1,159)	(928)
Total segment amortization of excess cost of equity investments.	(10)	(7)	(7)
General and administrative expenses	(560)	(547)	(473)
Interest expense, net of unallocable interest income	(860)	(700)	(531)
Unallocable income tax expense	(10)	(9)	(8)
(Loss) income from discontinued operations(g)	(4)	(669)	201
Total consolidated net income	$3,317	$1,401	$1,268

	Year Ended December 31,
	2013	2012	2011
Capital expenditures
Natural Gas Pipelines	$950	$417	$153
CO2	667	453	432
Products Pipelines	416	307	254
Terminals	1,108	707	332
Kinder Morgan Canada	77	16	28
Total consolidated capital expenditures	$3,218	$1,900	$1,199

Investments at December 31
Natural Gas Pipelines	$1,541	$1,405	$2,887
CO2	12	11	10
Products Pipelines	483	268	219
Terminals	196	179	164
Kinder Morgan Canada	1	1	66
Total consolidated investments	$2,233	$1,864	$3,346

Assets at December 31
Natural Gas Pipelines(f)	$25,721	$19,403	$9,958
CO2	2,954	2,337	2,147
Products Pipelines	5,488	4,921	4,479
Terminals	6,124	5,123	4,428
Kinder Morgan Canada	1,678	1,903	1,827
Total segment assets	$41,965	$33,687	$22,839
Corporate assets(h)	799	1,289	1,264
Total consolidated assets	$42,764	$34,976	$24,103
____________

(a)	Includes natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)
2013 amount includes a $558 million gain from the remeasurement of our previously held 50% equity interest in Eagle Ford to fair value (discussed further in Note 3). 2011 amount includes a $167 million loss from the remeasurement of our previously held 50% equity interest in KinderHawk to fair value (discussed further in Note 3).

(c)	2013 amount includes a $224 million gain from the sale of our equity and debt investments in the Express pipeline system (discussed further in Note 3).

(d)	2013 amount includes an $84 million increase in expense related to the pre-tax gain amount described in footnote (c).

(e)	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).

(f)
The increases in the 2013 and 2012 amounts versus the respective prior year amounts reflect our acquisition of the drop-down asset groups from KMI, and for 2013 versus 2012 only, our acquisition of Copano. For further information about these acquisitions, see Note 3.

(g)	Represents amounts from our FTC Natural Gas Pipelines disposal group. For further information, see Note 3.

(h)
Includes cash and cash equivalents; margin and restricted deposits; unallocable interest receivable, prepaid assets and deferred charges; and risk management assets related to debt fair value adjustments.

We do not attribute interest and debt expense to any of our reportable business segments.  For each of the years ended December 31, 2013, 2012 and 2011, we reported total consolidated interest expense of $862 million, $713 million and $534 million, respectively.

Our revenue is derived from a wide customer base. For each of the years ended December 31, 2013, 2012 and 2011, no revenues from transactions with a single external customer amounted to 10% or more of our total consolidated revenues.

Following is geographic information regarding the revenues and long-lived assets of our business segments (in millions):

	Year Ended December 31,
Revenues from external customers	2013	2012	2011
U.S.	$12,116	$8,613	$7,459
Canada	398	407	411
Mexico and other(a)	16	15	19
Total consolidated revenues from external customers.	$12,530	$9,035	$7,889

Long-lived assets at December 31(b)	2013	2012	2011
U.S.	$28,823	$23,907	$17,859
Canada	2,192	2,011	1,843
Mexico and other(a)	73	74	76
Total consolidated long-lived assets	$31,088	$25,992	$19,778
____________

(a)	Includes operations in Mexico and until August 31, 2011, the Netherlands.

(b)	Long-lived assets exclude (i) goodwill; (ii) other intangibles, net; and (iii) long-term note receivables from related parties.

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
SFPP
The tariffs and rates charged by SFPP are subject to a number of ongoing proceedings at the FERC, including the complaints and protests of various shippers.  In general, these complaints and protests allege the rates and tariffs charged by SFPP are not just and reasonable under the Interstate Commerce Act (ICA).  If the shippers are successful in proving their claims, they are entitled to seek reparations (which may reach back up to 2 years prior to the filing of their complaints) or refunds of any excess rates paid, and SFPP may be required to reduce its rates going forward.  These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts.  The issues involved in these proceedings include, among others, whether indexed rate increases are justified, and the appropriate level of return and income tax allowance we may include in our rates.  With respect to all of the SFPP proceedings at the FERC, we estimate that the shippers are seeking approximately $20 million in annual rate reductions and approximately $100 million in refunds.  However, applying the principles of several recent FERC decisions in SFPP cases, as applicable, to pending cases would result in substantially lower rate reductions and refunds than those sought by the shippers.  We do not expect refunds in these cases to have an impact on our distributions to our limited partners.
EPNG
The tariffs and rates charged by EPNG are subject to two ongoing FERC proceedings (the “2008 rate case” and the “2010 rate case”). With respect to the 2008 rate case, the FERC issued its decision (Opinion 517) in May 2012. EPNG implemented certain aspects of that decision and believes it has an appropriate reserve related to the findings in Opinion 517. EPNG has sought rehearing on Opinion 517. With respect to the 2010 rate case, the FERC issued its decision (Opinion 528) on October 17, 2013. The FERC ordered EPNG to file within 60 days of issuance of Opinion 528 revised pro forma recalculated rates consistent with the terms of Opinion 528. The FERC has ordered additional proceedings concerning one of the issues in Opinion 528. EPNG has filed for rehearing on certain issues in Opinion 528. We have evaluated all recent decisions and believe our reserve is appropriate.

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

On January 30, 2012, SFPP filed an application reducing its intrastate rates by approximately 7%. This matter remains pending before the CPUC, with a decision expected in the second quarter of 2014.

On July 19, 2013, Calnev filed an application with the CPUC requesting a 36% increase in its intrastate rates. A decision from the CPUC approving the request rate increase was issued on November 14, 2013.

On November 27, 2013, the CPUC issued its Order to Show Cause directing SFPP to demonstrate whether or not the CPUC should require immediate refund payments associated with various pending SFPP rate matters. Subsequently, the CPUC issued an order directing SFPP and its shippers to engage in mandatory settlement discussions. If the matter is not settled, a decision addressing, if not resolving, all pending SFPP rate matters at the CPUC is anticipated in the second quarter of 2014.

Based on our review of these CPUC proceedings and the shipper comments thereon, we estimate that the shippers are requesting approximately $400 million in reparation payments and approximately $30 million in annual rate reductions.  The actual amount of reparations will be determined through further proceedings at the CPUC. As of December 31, 2013, we believe our legal reserve, including an adjustment of the reserve made in the second quarter of 2013 related in part to this matter, is adequate such that the resolution of pending CPUC matters will not have a material adverse impact on our business, financial position or results of operations. Furthermore, we do not expect any reparations that we would pay in this matter to impact the per unit cash distributions we expect to pay to our limited partners for 2014.

Copano Shareholders’ Litigation
Three putative class action lawsuits were filed in connection with our merger with Copano: (i) Schultes v. Copano Energy, L.L.C., et al. (Case No. 06966), in the District Court of Harris County, Texas, which is referred to as the Texas State Action; (ii) Bruen v. Copano Energy, L.L.C., et al. (Case No. 4:13-CV-00540) in the U.S. District Court for the Southern District of Texas, which is referred to as the Texas Federal Action; and (iii) In re Copano Energy, L.L.C. Shareholder Litigation, Case No. 8284-VCN in the Court of Chancery of the State of Delaware, which is referred to as the Delaware Action, which reflects the consolidation of three actions originally filed in the Court of Chancery. The Texas State Action, the Texas Federal Action and the Delaware Action are collectively referred to as the “Actions.”
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
Other Commercial Matters
Union Pacific Railroad Company Easements
SFPP and Union Pacific Railroad Company (UPRR) are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten-year period beginning January 1, 2004 (Union Pacific Railroad Company v. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In September 2011, the judge determined that the annual rent payable as of January 1, 2004 was $15 million, subject to annual consumer price index increases. SFPP has appealed the judge’s determination, but if that determination is upheld, SFPP would owe approximately $90 million in back rent. Accordingly, we have increased our rights-of-way liability to cover this potential liability for back rent. In addition, the judge determined that UPRR is entitled to an estimated $20 million for interest on the outstanding back rent liability. We believe the award of interest is without merit and are pursuing our appellate rights. By notice dated October 25, 2013, UPRR demanded the payment of $22.25 million in rent for the first year of the next ten-year period beginning January 1, 2014. SFPP rejected the demand and the parties are pursuing the dispute resolution procedure in their contract to determine the rental adjustment, if any, for such period.
SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right-of-way and the safety standards that govern relocations. In July 2006, a trial before a judge regarding the circumstances under which SFPP must pay for relocations concluded, and the judge determined that SFPP must pay for any relocations resulting from any legitimate business purpose of the UPRR. SFPP appealed this decision, and in December 2008, the appellate court affirmed the decision. In addition, UPRR contends that SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way Association (AREMA) standards in determining when relocations are necessary and in completing relocations. Each party is seeking declaratory relief with respect to its positions regarding the application of these standards with respect to relocations. A trial occurred in the fourth quarter of 2011, with a verdict having been reached that SFPP was obligated to comply with AREMA standards in connection with a railroad project in Beaumont Hills, California. A judgment has not been entered on the verdict and SFPP is continuing to evaluate its post-trial and appellate options.

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
Severstal Sparrows Point Crane Collapse
On June 4, 2008, a bridge crane owned by Severstal and located in Sparrows Point, Maryland collapsed while being operated by our subsidiary Kinder Morgan Bulk Terminals, Inc. (KMBT). According to our investigation, the collapse was caused by unexpected, sudden and extreme winds. On June 24, 2009, Severstal filed suit against KMBT in the U.S. District Court for the District of Maryland, Case No. 09CV1668-WMN. Severstal and its successor in interest, RG Steel, allege that KMBT was contractually obligated to replace the collapsed crane and that its employees were negligent in failing to properly secure the crane prior to the collapse. RG Steel seeks to recover in excess of $30 million for the alleged value of the crane and lost profits. KMBT denies each of RG Steel’s allegations. A bench trial occurred in November 2013 and we are awaiting the court’s decision.
Plains Gas Solutions, LLC v. Tennessee Gas Pipeline Company, L.L.C. et al
On October 16, 2013, Plains Gas Solutions, LLC (Plains) filed a petition in the 151st Judicial District Court for Harris County, Texas (Case No. 62528) against TGP, Kinetica Partners, LLC and two other Kinetica entities. The suit arises from the sale by TGP of the Cameron System in Louisiana to Kinetica Partners, LLC on September 1, 2013. Plains alleges that defendants breached a straddle agreement requiring that gas on the Cameron System be committed to Plains’ Grand Chenier gas-processing facility, that requisite daily volume reports were not provided, that TGP improperly assigned its obligations under the straddle agreement to Kinetica, and that defendants interfered with Plains’ contracts with producers. The petition alleges damages of at least $100 million. Under the Amended and Restated Purchase and Sale Agreement with Kinetica, Kinetica has agreed to indemnify TGP in connection with the gas commitment and reporting claims. We intend to vigorously defend the suit.
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
General
As of December 31, 2013 and 2012, our total reserve for legal matters was $611 million and $404 million, respectively. The reserve primarily relates to various claims from regulatory proceedings arising from our products pipeline and natural gas pipeline transportation rates. The overall change in the reserve from December 31, 2012 was primarily due to increases in expense in 2013 associated with adjustments to interstate and California intrastate transportation rate case liabilities.
Other
Slotoroff v. Kinder Morgan, Inc., Kinder Morgan G.P., Inc., et al.
On February 5, 2014, a putative class action and derivative complaint was filed in the Court of Chancery in the State of Delaware (Case No. 9318) against defendants Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and nominal defendant Kinder Morgan Energy Partners, L.P. The suit was filed by a purported unitholder of KMP and seeks to assert claims both individually and on behalf of a putative class consisting of all public holders of KMP units during the period of February 5, 2011 through the date of the filing of the suit. The suit alleges direct and derivative causes of action for breach of the Partnership Agreement, breach of the duty of good faith and fair dealing, aiding and abetting, and tortious interference. Among other things, the suit alleges that defendants made a bad faith allocation of capital expenditures to expansion capital expenditures rather than maintenance capital expenditures for the alleged purpose of “artificially” inflating KMP’s distributions and growth rate. The suit seeks disgorgement of any distributions to KMGP, KMI and any related entities, beyond amounts that would have been distributed in accordance with a “good faith” allocation of KMP’s maintenance capital expenses, together with other unspecified monetary damages including punitive damages and attorney fees. Defendants believe that this suit is without merit and intend to defend it vigorously.
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
In addition, we are involved with and have been identified as a potentially responsible party in several federal and state superfund sites. Environmental reserves have been established for those sites where our contribution is probable and reasonably estimable. In addition, we are from time to time involved in civil proceedings relating to damages alleged to have occurred as a result of accidental leaks or spills of refined petroleum products, NGL, natural gas and CO2.
Colorado Oil and Gas Conservation Commission Inspections
In Fall 2012, the Colorado Oil and Gas Conservation Commission, referred to as COGCC, performed inspections at multiple well sites in Southwestern Colorado owned by KMCO2 and some of these inspections resulted in alleged violations of COGCC’s rules. KMCO2 took immediate steps to correct the alleged deficiencies and has engaged COGCC and other agencies in its efforts to maintain compliance. In June 2013, the parties settled the matter through an Administrative Order on Consent under which KMCO2 agreed to pay $220,000 of which up to $80,000 may be paid toward a public project. The agreed public project has been completed and this matter is concluded.

New Jersey Department of Environmental Protection v. Occidental Chemical Corporation, et al. (Defendants), Maxus Energy Corp. and Tierra Solutions, Inc. (Third Party Plaintiffs) v. 3M Company et al., Superior Court of New Jersey, Law Division - Essex County, Docket No. L-9868-05
The New Jersey Department of Environmental Protection (NJDEP) sued Occidental Chemical and others under the New Jersey Spill Act for contamination in the Newark Bay Complex including numerous waterways and rivers. In 2009, Occidental et al. asserted claims for contribution against approximately 300 third party defendants. NJDEP claimed damages related to forty years of discharges of TCDD (a form of dioxin), DDT and “other hazardous substances.” GATX Terminals Corporation (n/k/a Kinder Morgan Liquids Terminals LLC) (KMLT) was named as a third party defendant because of the noted hazardous substances language and because the Carteret, New Jersey facility (a former GATX Terminals facility) is located on the Arthur Kill River, one of the waterways included in the litigation. KMLT, as part of a joint defense group, entered a settlement agreement (Consent Judgment) with the NJDEP whereby the settling parties for a prescribed payment obtained a contribution bar against first party defendants Occidental, Maxus and Tierra in addition to a release of claims. The Consent Judgment was published in the New Jersey Register for a 60-day comment period and no significant comments were received. Additionally, the NJDEP reached a settlement agreement with Maxus and Tierra. Occidental is not part of the settlement. On December 12, 2013, the court approved the settlements between NJDEP and the third-party defendants and between NJDEP and the Maxus Tierra parties. Pursuant to the Consent Judgment, KMLT submitted its settlement payment by the January 27, 2014 deadline and is awaiting a court order formally dismissing KMLT from the litigation.

Portland Harbor Superfund Site, Willamette River, Portland, Oregon
In December 2000, the EPA issued General Notice letters to potentially responsible parties including GATX Terminals Corporation (n/k/a KMLT). At that time, GATX owned two liquids terminals along the lower reach of the Willamette River, an industrialized area known as Portland Harbor. Portland Harbor is listed on the National Priorities List and is designated as a Superfund Site under CERCLA. A group of potentially responsible parties formed what is known as the Lower Willamette Group (LWG), of which KMLT is a non-voting member and pays a minimal fee to be part of the group. The LWG agreed to conduct the Remedial Investigation and Feasibility Study leading to the proposed remedy for cleanup of the Portland Harbor site. Once the EPA determines the cleanup remedy from the remedial investigations and feasibility studies conducted during the last decade at the site, it will issue a Record of Decision. Currently, KMLT and 90 other parties are involved in an allocation process to determine each party’s respective share of the cleanup costs. This is a non-judicial allocation process. We are participating in the allocation process on behalf of both KMLT and KMBT. Each entity has two facilities located in Portland Harbor. We expect the allocation to conclude in 2014 and the EPA to issue its Record of Decision in 2015. It is anticipated that the cleanup activities will begin within one year of the issuance of the Record of Decision.
Roosevelt Irrigation District v. Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, L.P. , U.S. District Court, Arizona
This is a CERCLA case brought by a water purveyor whose wells have allegedly been contaminated due to the presence of a number of contaminants.  The First Amended Complaint sought $175 million in damages against approximately 70 defendants.  On August 6, 2013, plaintiffs filed its Second Amended Complaint (SAC) seeking monetary damages in unspecified amounts and reducing the number of defendants to 26 including KMEP and SFPP. The claims now presented in the SAC against KMEP and SFPP are related to alleged releases from a specific parcel within the SFPP Phoenix Terminal and the alleged impact of such releases on water wells owned by the plaintiffs and located in the vicinity of the Terminal. On October 24, 2013, we moved to dismiss the SAC.

The City of Los Angeles v. Kinder Morgan Liquids Terminals, LLC, Shell Oil Company, Equilon Enterprises LLC;  California Superior Court, County of Los Angeles, Case No. NC041463
KMLT was a defendant in a lawsuit filed in 2005 alleging claims for environmental cleanup costs at the former Los Angeles Marine Terminal in the Port of Los Angeles. On April 9, 2013, KMLT and the Port of Los Angeles entered into a Settlement and Release Agreement, the terms of which provide for the dismissal of the litigation by the Port and KMLT’s agreement to pay 60% of the Port’s costs to remediate the former terminal site up to a $15 million cap. Further, according to terms of the Settlement and Release, we received a 5-year lease extension that allows KMLT to continue fuel loading and offloading operations at another KMLT Port of Los Angeles terminal property. The Court approved the parties’ Good Faith Settlement motion in the Superior Court and dismissed the case.
The City of Los Angeles, KMLT, Chevron and Phillips 66 remain named on a Cleanup and Abatement Order from the California Regional Water Quality Control Board as parties responsible for the cleanup of the former Los Angeles Marine Terminal. The private parties have all settled with the City of Los Angeles and agreed to pay a percentage of the City’s costs to perform the required cleanup at the site. We anticipate that cleanup activities by the Port will begin within the first quarter of 2014.
Exxon Mobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, LLC and ST Services, Inc.
On April 23, 2003, ExxonMobil filed a complaint in the Superior Court of New Jersey, Gloucester County. The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corporation from 1989 through September 2000, and later owned by Support Terminals and Pacific Atlantic Terminals, LLC. The terminal is now owned by Plains Products, which is also a party to the lawsuit.
On June 25, 2007, the NJDEP, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund, referred to collectively as the plaintiffs, filed a complaint against ExxonMobil and KMLT, formerly known as GATX Terminals Corporation, alleging natural resource damages related to historic contamination at the Paulsboro terminal.  The complaint was filed in Gloucester County, New Jersey.  Both ExxonMobil and KMLT filed third party complaints against Support Terminals/Plains. The court consolidated the two cases.

In mid-2011, KMLT and Plains Products entered into a settlement agreement and subsequent Consent Judgment with the NJDEP which resolved the state’s alleged natural resource damages claim. The natural resource damage settlement includes a monetary award of $1 million and a series of remediation and restoration activities at the terminal site. KMLT and Plains Products have joint responsibility for this settlement. Simultaneously, KMLT and Plains Products entered into an agreement that settled each party’s relative share of responsibility (50/50) to the NJDEP under the Consent Judgment noted above. The Consent Judgment is now entered with the Court and the settlement is final. According to the agreement, Plains will conduct remediation activities at the site and KMLT will provide oversight and 50% of the costs. We anticipate remediation activities to begin by second quarter 2014.
The settlement with the state did not resolve the original complaint brought by ExxonMobil. On or around April 10, 2013, KMLT, Plains and ExxonMobil settled the original Exxon complaint for past remediation costs for $750,000 to be split 50/50 between KMLT and Plains. All parties have now executed the agreement and the litigation is settled and dismissed.
Mission Valley Terminal Lawsuit
In August 2007, the City of San Diego, on its own behalf and purporting to act on behalf of the People of the State of California, filed a lawsuit against us and several affiliates seeking injunctive relief and unspecified damages allegedly resulting from hydrocarbon and methyl tertiary butyl ether (MTBE) impacted soils and groundwater beneath the City’s stadium property in San Diego arising from historic operations at the Mission Valley terminal facility. The case was filed in the Superior Court of California, San Diego County, case number 37-2007-00073033-CU-OR-CTL. On September 26, 2007, we removed the case to the U.S. District Court, Southern District of California, case number 07CV1883WCAB. The City disclosed in discovery that it is seeking approximately $170 million in damages for alleged lost value/lost profit from the redevelopment of the City’s property and alleged lost use of the water resources underlying the property. Later, in 2010, the City amended its initial disclosures to add claims for restoration of the site as well as a number of other claims that increased their claim for damages to approximately $365 million.
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

On February 20, 2013, the City of San Diego filed a notice of appeal of this case to the U.S. Court of Appeals for the Ninth Circuit. The appeal is currently pending.

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

Uranium Mines in Vicinity of Cameron, Arizona

In the 1950s and 1960s, Rare Metals Inc., an historical subsidiary of EPNG, operated approximately twenty uranium mines in the vicinity of Cameron, Arizona, many of which are located on the Navajo Indian Reservation.  The mining activities were in response to numerous incentives provided to industry by the U.S. to locate and produce domestic sources of uranium to support the Cold War-era nuclear weapons program.  In May 2012, EPNG received a general notice letter from the EPA notifying EPNG of the EPA’s investigation of certain sites and its determination that the EPA considers EPNG to be a potentially responsible party within the meaning of CERCLA.  In August 2013, EPNG and the EPA entered into an Administrative Order on Consent and Scope of Work, pursuant to which EPNG will conduct a radiological assessment of the surface of the mines.  We are also seeking contribution from the applicable federal government agencies toward the cost of environmental activities associated with the mines, given their pervasive control over all aspects of the nuclear weapons program.

PHMSA Inspection of Carteret Terminal, Carteret, NJ

On April 4, 2013, the PHMSA, Office of Pipeline Safety issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (NOPV) arising from an inspection at the KMLT, Carteret, New Jersey location on March 15, 2011, following a release and fire that occurred during maintenance activity on March 14, 2011. On July 17, 2013, KMLT entered into a Consent Agreement and Order with the PHMSA, pursuant to which KMLT paid a penalty of $63,100 and is required to complete ongoing pipeline integrity testing and other corrective measures by May 2015.

Southeast Louisiana Flood Protection Litigation
On July 24, 2013, the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (Flood Protection Authority) filed a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana (Case No. 13-6911) against TGP and approximately one hundred energy companies, alleging that defendants’ drilling, dredging, pipeline and industrial operations since the 1930’s have caused direct land loss and increased erosion and submergence resulting in alleged increased storm surge risk, increased flood protection costs and unspecified damages to the plaintiff. The Flood Protection Authority asserts claims for negligence, strict liability, public nuisance, private nuisance, and breach of contract. Among other relief, the petition seeks unspecified monetary damages, attorney fees, interest, and injunctive relief in the form of abatement and restoration of the alleged coastal land loss including but not limited to backfilling and re-vegetation of canals, wetlands and reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, and bank stabilization. On August 13, 2013, the suit was removed to the U.S. District Court for the Eastern District of Louisiana. On September 10, 2013, the Flood Protection Authority filed a motion to remand the case to the state district court for Orleans Parish. On December 18, 2013, a hearing was conducted on the remand motion and it remains under consideration by the court.
Plaquemines Parish Louisiana Coastal Zone Litigation
On November 8, 2013, the Parish of Plaquemines, Louisiana filed a petition for damages in the state district court for Plaquemines Parish, Louisiana (Docket No. 60-999) against TGP and 17 other energy companies, alleging that defendants’ oil and gas exploration, production and transportation operations in the Bastian Bay, Buras, Empire and Fort Jackson oil and gas fields of Plaquemines Parish caused substantial damage to the coastal waters and nearby lands (Coastal Zone) within the Parish, including the erosion of marshes and the discharge of oil waste and other pollutants which detrimentally affected the quality of state waters and plant and animal life, in violation of the State and Local Coastal Resources Management Act of 1978 (Coastal Zone Management Act). As a result of such alleged violations of the Coastal Zone Management Act, Plaquemines Parish seeks, among other relief, unspecified monetary relief, attorney fees, interest, and payment of costs necessary to restore the allegedly affected Coastal Zone to its original condition, including costs to clear, vegetate and detoxify the Coastal Zone. On December 18, 2013, defendants removed the case to the U.S. District Court for the Eastern District of Louisiana. On January 14, 2014, the plaintiff filed a motion to remand the case to state court and such motion remains pending.
Pennsylvania Department of Environmental Protection Notice of Alleged Violations
The Pennsylvania Department of Environmental Protection (PADEP) has notified TGP of alleged violations of certain conditions to the construction permits issued to TGP for the construction of TGP’s 300 Line Project in 2011. The alleged violations arise from field inspections performed during construction by county conservation districts, as delegates of the PADEP, and generally involve the alleged failure by TGP to implement and maintain best practices to achieve sufficient erosion and sediment controls, stabilization of the right of way, and prevention of potential discharge of sediment into the waters of the commonwealth during construction and before placing the line into service. To resolve such alleged violations, the PADEP initially proposed a collective penalty of approximately $1.5 million. TGP and the PADEP are seeking to reach a mutually agreeable resolution of the alleged notices of violations, including an agreed penalty amount.
General
Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of December 31, 2013 and 2012, we have accrued a total reserve for environmental liabilities in the amount of $168 million and $166 million, respectively.

17.  Recent Accounting Pronouncements

Accounting Standards Updates
On March 5, 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force).” This ASU amends the FASB’s Accounting Standards Codification (ASC) 830, “Foreign Currency Matters,” and ASC 810, “Consolidation,” to address diversity in practice related to the release of cumulative translation adjustments (CTA) into earnings upon the occurrence of certain derecognition events. ASU No. 2013-05 precludes the release of CTA for derecognition events that occur within a foreign entity, unless such events represent a complete or substantially complete liquidation of the foreign entity; however, derecognition events related to investments in a foreign entity result in the release of all CTA related to the derecognized foreign entity, even when a noncontrolling financial interest is retained. ASU No. 2013-05 also amends ASC 805, “Business Combinations,” for transactions that result in a company obtaining control of a business in a step acquisition by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment. For us, ASU No. 2013-05 was effective January 1, 2014, and the adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
18. Guarantee of Securities of Subsidiaries

KMEP has guaranteed the payment of Copano’s outstanding series of senior notes that mature on April 1, 2021 (referred to in this report as the “Guaranteed Notes”). Copano Energy Finance Corporation (Copano Finance Corp), a direct subsidiary of Copano, is the co-issuer of the Guaranteed Notes. Excluding fair value adjustments, as of December 31, 2013, Copano had $332 million of Guaranteed Notes outstanding. Copano Finance Corp’s obligations as a co-issuer and primary obligor are the same as and joint and several with the obligations of Copano as issuer, however, it has no subsidiaries and no independent assets or operations. Subject to the limitations set forth in the applicable supplemental indentures, KMEP’s guarantee is full and unconditional and guarantees the Guaranteed Notes through their maturity date.
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
Included among the non-guarantor subsidiaries are KMEP’s five operating limited partnerships and their majority-owned and controlled subsidiaries, along with Copano’s remaining majority-owned and controlled subsidiaries. In the following condensed consolidating financial information, KMEP is “Parent Guarantor,” and Copano and Copano Finance Corp are the “Subsidiary Issuers.” The Subsidiary Issuers are 100% owned by KMEP.

Condensed Consolidating Balance Sheets as of December 31, 2013 (In Millions)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
ASSETS
Cash and cash equivalents	$10	$1	$393	$—	$404
All other current assets	3,071	13	2,151	(2,971)	2,264
Property, plant and equipment, net	—	170	27,235	—	27,405
Investments	—	—	2,233	—	2,233
Investments in subsidiaries	13,931	4,430	—	(18,361)	—
Goodwill	—	813	5,734	—	6,547
Notes receivable from affiliates	17,284	—	—	(17,284)	—
Deferred charges and all other assets	233	—	3,678	—	3,911
Total Assets	$34,529	$5,427	$41,424	$(38,616)	$42,764

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities
Current portion of debt	$1,504	$—	$—	$—	$1,504
All other current liabilities	407	107	5,530	(2,971)	3,073
Total long-term debt	15,644	393	3,587	—	19,624
Notes payable to affiliates	—	907	16,377	(17,284)	—
Deferred income taxes	—	2	283	—	285
All other long-term liabilities	173	—	884	—	1,057
Total Liabilities	17,728	1,409	26,661	(20,255)	25,543

Partners’ Capital
Total KMEP Partners’ Capital	16,801	4,018	14,343	(18,361)	16,801
Noncontrolling interests	—	—	420	—	420
Total Partners’ Capital	16,801	4,018	14,763	(18,361)	17,221
Total Liabilities and Partners’ Capital	$34,529	$5,427	$41,424	$(38,616)	$42,764

Condensed Consolidating Balance Sheets as of December 31, 2012 (In Millions)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
ASSETS
Cash and cash equivalents	$95	$—	$434	$—	529
All other current assets	2,235	—	1,752	(2,139)	1,848
Property, plant and equipment, net	—	—	22,330	—	22,330
Investments	—	—	1,864	—	1,864
Investments in subsidiaries	10,124	—	—	(10,124)	—
Goodwill	—	—	5,417	—	5,417
Notes receivable from affiliates	14,787	—	—	(14,787)	—
Deferred charges and all other assets	674	—	2,314	—	2,988
Total Assets	$27,915	$—	$34,111	$(27,050)	$34,976

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities
Current portion of debt	$1,155	$—	$—	$—	1,155
All other current liabilities	341	—	3,890	(2,139)	2,092
Total long-term debt	13,876	—	3,729	—	17,605
Notes payable to affiliates	—	—	14,787	(14,787)	—
Deferred income taxes	—	—	249	—	249
All other long-term liabilities	48	—	1,065	—	1,113
Total Liabilities	15,420	—	23,720	(16,926)	22,214

Partners’ Capital
Total KMEP Partners’ Capital	12,495	—	10,124	(10,124)	12,495
Noncontrolling interests	—	—	267	—	267
Total Partners’ Capital	12,495	—	10,391	(10,124)	12,762
Total Liabilities and Partners’ Capital	$27,915	$—	$34,111	$(27,050)	$34,976

Condensed Consolidating Statements of Income for the Year ended December 31, 2013 (In Millions)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Revenues	$—	$—	$12,530	$—	$12,530
Operating Costs, Expenses and Other
Costs of sales	—	—	5,207	—	5,207
Depreciation, depletion and amortization	—	—	1,446	—	1,446
Other operating expenses	—	39	2,609	—	2,648
Total Operating Costs, Expenses and Other	—	39	9,262	—	9,301
Operating (Loss) Income	—	(39)	3,268	—	3,229
Other Income (Expense), Net	3,292	127	251	(3,414)	256
Income from Continuing Operations Before Income Taxes	3,292	88	3,519	(3,414)	3,485
Income Tax Expense	(11)	—	(153)	—	(164)
Income from Continuing Operations	3,281	88	3,366	(3,414)	3,321
Loss from Discontinued Operations	—	—	(4)	—	(4)
Net Income	3,281	88	3,362	(3,414)	3,317
Net Income Attributable to Noncontrolling Interests	—	—	(36)	—	(36)
Net Income Attributable to KMEP	$3,281	$88	$3,326	$(3,414)	$3,281

Condensed Consolidating Statements of Income for the Year ended December 31, 2012 (In Millions)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Revenues	$—	$—	$9,035	$—	$9,035
Operating Costs, Expenses and Other
Costs of sales	—	—	3,029	—	3,029
Depreciation, depletion and amortization	—	—	1,159	—	1,159
Other operating expenses	—	—	2,363	—	2,363
Total Operating Costs, Expenses and Other	—	—	6,551	—	6,551
Operating Income	—	—	2,484	—	2,484
Other Income (Expense), Net	1,392	—	(416)	(1,351)	(375)
Income from Continuing Operations Before Income Taxes	1,392	—	2,068	(1,351)	2,109
Income Tax Expense	(9)	—	(30)	—	(39)
Income from Continuing Operations	1,383	—	2,038	(1,351)	2,070
Loss from Discontinued Operations	—	—	(669)	—	(669)
Net Income	1,383	—	1,369	(1,351)	1,401
Net Income Attributable to Noncontrolling Interests	—	—	(18)	—	(18)
Net Income Attributable to KMEP	$1,383	$—	$1,351	$(1,351)	$1,383
Condensed Consolidating Statements of Income for the Year ended December 31, 2011 (In Millions)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Revenues	$—	$—	$7,889	$—	$7,889
Operating Costs, Expenses and Other
Costs of sales	—	—	3,278	—	3,278
Depreciation, depletion and amortization	—	—	928	—	928
Other operating expenses	—	—	2,126	—	2,126
Total Operating Costs, Expenses and Other	—	—	6,332	—	6,332
Operating Income	—	—	1,557	—	1,557
Other Income (Expense), Net	1,267	—	(487)	(1,225)	(445)
Income from Continuing Operations Before Income Taxes	1,267	—	1,070	(1,225)	1,112
Income Tax Expense	(9)	—	(36)	—	(45)
Income from Continuing Operations	1,258	—	1,034	(1,225)	1,067
Loss from Discontinued Operations	—	—	201	—	201
Net Income	1,258	—	1,235	(1,225)	1,268
Net Income Attributable to Noncontrolling Interests	—	—	(10)	—	(10)
Net Income Attributable to KMEP	$1,258	$—	$1,225	$(1,225)	$1,258

Condensed Consolidating Statements of Comprehensive Income for the Year ended December 31, 2013 (In Millions)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Net Income	$3,281	$88	$3,362	$(3,414)	$3,317
Other Comprehensive Income (Loss)
Change in fair value of derivatives utilized for hedging purposes	(60)	—	(60)	60	(60)
Reclassification of change in fair value of derivatives to net income	18	—	18	(18)	18
Foreign currency translation adjustments	(136)	—	(137)	136	(137)
Adjustments to pension and other postretirement benefit plan liabilities, net of tax	43	—	43	(43)	43
Total Other Comprehensive Loss	(135)	—	(136)	135	(136)
Comprehensive Income	3,146	88	3,226	(3,279)	3,181
Comprehensive Income Attributable to Noncontrolling Interests	—	—	(35)	—	(35)
Comprehensive Income Attributable to KMEP	$3,146	$88	$3,191	$(3,279)	$3,146

Condensed Consolidating Statements of Comprehensive Income for the Year ended December 31, 2012 (In Millions)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Net Income	$1,383	$—	$1,369	$(1,351)	$1,401
Other Comprehensive Income (Loss)
Change in fair value of derivatives utilized for hedging purposes	115	—	117	(115)	117
Reclassification of change in fair value of derivatives to net income	(8)	—	(8)	8	(8)
Foreign currency translation adjustments	44	—	44	(44)	44
Adjustments to pension and other postretirement benefit plan liabilities, net of tax	14	—	14	(14)	14
Total Other Comprehensive Income	165	—	167	(165)	167
Comprehensive Income	1,548	—	1,536	(1,516)	1,568
Comprehensive Income Attributable to Noncontrolling Interests	—	—	(20)	—	(20)
Comprehensive Income Attributable to KMEP	$1,548	$—	$1,516	$(1,516)	$1,548

Condensed Consolidating Statements of Comprehensive Income for the Year ended December 31, 2011 (In Millions)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Net Income	$1,258	$—	$1,235	$(1,225)	$1,268
Other Comprehensive Income (Loss)
Change in fair value of derivatives utilized for hedging purposes	14	—	13	(13)	14
Reclassification of change in fair value of derivatives to net income	253	—	256	(253)	256
Foreign currency translation adjustments	(44)	—	(45)	44	(45)
Adjustments to pension and other postretirement benefit plan liabilities, net of tax	(34)	—	(34)	34	(34)
Total Other Comprehensive Income	189	—	190	(188)	191
Comprehensive Income	1,447	—	1,425	(1,413)	1,459
Comprehensive Income Attributable to Noncontrolling Interests	—	—	(12)	—	(12)
Comprehensive Income Attributable to KMEP	$1,447	$—	$1,413	$(1,413)	$1,447

Condensed Consolidating Statements of Cash Flow for the Year ended December 31, 2013 (In Millions)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Net Cash Provided by (Used in) Operating Activities	$3,160	$(25)	$4,529	$(3,792)	$3,872

Cash Flows from Investing Activities
Payment to KMI for drop-down asset groups, net of cash acquired (Note 3)	—	—	(994)	—	(994)
Acquisitions of assets and investments, net of cash acquired	—	5	(297)	—	(292)
Proceeds from sale of investments in Express pipeline system	—	—	402	—	402
Repayments from related party	—	—	1	—	1
Capital expenditures	—	(141)	(3,077)	—	(3,218)
Sale or casualty of property, plant and equipment, investments and other net assets, net of removal costs	—	—	86	—	86
Contributions to investments	—	—	(204)	—	(204)
Distributions from equity investments in excess of cumulative earnings	—	—	66	—	66
Funding to affiliates	(5,753)	(287)	(1,762)	7,802	—
Other, net	(12)	—	60	—	48
Net Cash Used in Investing Activities	(5,765)	(423)	(5,719)	7,802	(4,105)

Cash Flows From Financing Activities
Issuance of debt	10,213	—	14	—	10,227
Payment of debt	(7,627)	(854)	(101)	—	(8,582)
Debt issue costs	(22)	—	—	—	(22)
Proceeds from issuance of i-units	210	—	—	—	210
Funding from affiliates	1,592	1,303	4,907	(7,802)	—
Proceeds from issuance of common units	1,285	—	—	—	1,285
Contributions from noncontrolling interest	—	—	148	—	148
Contributions from General Partner	38	—	—	—	38
Pre-acquisition contributions and distributions from KMI to drop-down asset group	—	—	35	—	35
Cash distributions	(3,168)	—	(3,792)	3,792	(3,168)
Distributions to noncontrolling interests	—	—	(41)	—	(41)
Other, net	(1)	—	—	—	(1)
Net Cash Provided by Financing Activities	2,520	449	1,170	(4,010)	129

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(21)	—	(21)

Net (decrease) increase in Cash and Cash Equivalents	(85)	1	(41)	—	(125)
Cash and Cash Equivalents, beginning of period	95	—	434	—	529
Cash and Cash Equivalents, end of period	$10	$1	$393	$—	$404

Condensed Consolidating Statements of Cash Flow for the Year ended December 31, 2012 (In Millions)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Net Cash Provided by Operating Activities	$2,508	$—	$3,800	$(3,029)	$3,279

Cash Flows from Investing Activities
Payment to KMI for drop-down asset groups, net of cash acquired (Note 3)	—	—	(3,465)	—	(3,465)
Acquisitions of assets and investments, net of cash acquired	—	—	(83)	—	(83)
Proceeds from disposal of discontinued operations	—	—	1,791	—	1,791
Repayments from related party	—	—	66	—	66
Capital expenditures	—	—	(1,900)	—	(1,900)
Sale or casualty of property, plant and equipment, investments and other net assets, net of removal costs	—	—	100	—	100
Contributions to investments	—	—	(177)	—	(177)
Distributions from equity investments in excess of cumulative earnings	—	—	144	—	144
Funding to affiliates	(4,871)	—	(2,069)	6,940	—
Other, net	(15)	—	(10)	—	(25)
Net Cash Used in Investing Activities	(4,886)	—	(5,603)	6,940	(3,549)

Cash Flows From Financing Activities
Issuance of debt	9,270	—	—	—	9,270
Payment of debt	(8,003)	—	(25)	—	(8,028)
Debt issue costs	(16)	—	—	—	(16)
Proceeds from issuance of i-units	727	—	—	—	727
Funding from affiliates	2,069	—	4,871	(6,940)	—
Proceeds from issuance of common units	909	—	—	—	909
Contributions from noncontrolling interests	—	—	62	—	62
Contributions from General Partner	45	—	—	—	45
Pre-acquisition contributions and distributions from KMI to drop-down asset group	—	—	(26)	—	(26)
Cash distributions	(2,528)	—	(3,029)	3,029	(2,528)
Distributions to noncontrolling interests	—	—	(32)	—	(32)
Other, net	(1)	—	—	—	(1)
Net Cash Provided by Financing Activities	2,472	—	1,821	(3,911)	382

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	8	—	8

Net increase in Cash and Cash Equivalents	94	—	26	—	120
Cash and Cash Equivalents, beginning of period	1	—	408	—	409
Cash and Cash Equivalents, end of period	$95	$—	$434	$—	$529

Condensed Consolidating Statements of Cash Flow for the Year ended December 31, 2011 (In Millions)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Net Cash Provided by Operating Activities	$2,185	$—	$3,337	$(2,648)	$2,874

Cash Flows from Investing Activities
Acquisitions of assets and investments, net of cash acquired	—	—	(1,179)	—	(1,179)
Repayments from related party	—	—	31	—	31
Capital expenditures	—	—	(1,199)	—	(1,199)
Sale or casualty of property, plant and equipment, investments and other net assets, net of removal costs	—	—	25	—	25
Contributions to investments	—	—	(371)	—	(371)
Distributions from equity investments in excess of cumulative earnings	—	—	214	—	214
Funding to affiliates	(3,419)	—	(1,208)	4,627	—
Other, net	8	—	54	—	62
Net Cash Used in Investing Activities	(3,411)	—	(3,633)	4,627	(2,417)

Cash Flows From Financing Activities
Issuance of debt	7,502	—	—	—	7,502
Payment of debt	(6,233)	—	(161)	—	(6,394)
Debt issue costs	(18)	—	—	—	(18)
Funding from affiliates	1,208	—	3,419	(4,627)	—
Proceeds from issuance of common units	955	—	—	—	955
Contributions from noncontrolling interests	—	—	29	—	29
Cash distributions	(2,215)	—	(2,648)	2,648	(2,215)
Distributions to noncontrolling interests	—	—	(28)	—	(28)
Net Cash Provided by Financing Activities	1,199	—	611	(1,979)	(169)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(8)	—	(8)

Net (decrease) increase in Cash and Cash Equivalents	(27)	—	307	—	280
Cash and Cash Equivalents, beginning of period	28	—	101	—	129
Cash and Cash Equivalents, end of period	$1	$—	$408	$—	$409

Supplemental Selected Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 31(a)(d)	June 30(b)(e)	September 30(c)(f)	December 31
	(In millions, Except Per Units Amounts)
2013
Revenues	$2,661	$3,017	$3,381	$3,471
Operating Income	784	601	867	977
Income from Continuing Operations	794	1,010	697	820
Net Income	792	1,010	697	818
Limited Partners’ Income from Continuing Operations per unit	0.97	1.41	0.59	0.83
Limited Partners’ Net Income per unit	0.97	1.41	0.59	0.83

2012
Revenues	$1,848	$2,010	$2,497	$2,680
Operating Income	566	517	669	732
Income from Continuing Operations	480	417	539	634
Income from Discontinued Operations	(272)	(279)	(131)	13
Net Income	208	138	408	647
Limited Partners’ Income from Continuing Operations per unit	0.46	0.27	0.30	0.61
Limited Partners’ Income (Loss) from Discontinued Operations per unit	(0.79)	(0.80)	(0.36)	0.03
Limited Partners’ Net Income (Loss) per unit	(0.33)	(0.53)	(0.06)	0.64
____________

(a)	First quarter 2013 includes a $225 million non-operating gain from the sale of our equity and debt investments in the Express pipeline system.

(b)
Second quarter 2013 includes (i) a $558 million non-operating gain from the remeasurement of our previously held 50% equity interest in Eagle Ford to fair value; and (ii) reflects our acquisition of Copano effective May 1, 2013.

(c)	Third quarter 2013 includes a $1 million non-operating loss from the sale of our equity and debt investments in the Express pipeline system.

(d)	First quarter 2012 includes a $322 million discontinued operations loss from the remeasurement of our FTC Natural Gas Pipelines disposal group to fair value.

(e)	Second quarter 2012 includes a $327 million discontinued operations loss from the remeasurement of our FTC Natural Gas Pipelines disposal group to fair value.

(f)	Third quarter 2012 includes a $178 million discontinued operations loss from both costs to sell and the remeasurement of our FTC Natural Gas Pipelines disposal group to fair value.

Supplemental Information on Oil and Gas Producing Activities (Unaudited)

Operating statistics from our oil and gas producing activities for each of the years ended December 31, 2013, 2012 and 2011 are shown in the following table:
Results of Operations for Oil and Gas Producing Activities – Unit Prices and Costs

	Year Ended December 31,
	2013	2012	2011
Consolidated Companies(a)
Production costs per barrel of oil equivalent(b)(c)(d)	$18.81	$16.44	$15.37
Crude oil production (MBbl/d)	37.6	35.0	34.2
SACROC crude oil production (MBbl/d)	25.5	24.1	23.8
Yates crude oil production (MBbl/d)	9.0	9.3	9.6

NGL production (MBbl/d)(d)	4.1	3.9	3.5
NGL production from gas plants(MBbl/d)(e)	5.8	5.6	5.0
Total NGL production(MBbl/d)	9.9	9.5	8.5
SACROC NGL production (MBbl/d)(d)	3.8	3.7	3.3
Yates NGL production (MBbl/d)(d)	0.2	0.2	0.2

Natural gas production (MMcf/d)(d)(f)	1.1	1.2	1.5
Natural gas production from gas plants(MMcf/d)(e)(f)	1.7	0.7	0.5
Total natural gas production(MMcf/d)(f)	2.8	1.9	2.0
Yates natural gas production (MMcf/d)(d)(f)	1.1	1.1	1.4

Average sales prices including hedge gains/losses:
Crude oil price per Bbl(g)	$92.70	$87.72	$69.73
NGL price per Bbl(g)	$46.11	$51.79	$65.65
Natural gas price per Mcf(h)	$3.23	$2.58	$3.86
Total NGL price per Bbl(e)	$46.43	$50.95	$65.61
Total natural gas price per Mcf(e)	$3.21	$2.72	$3.76

Average sales prices excluding hedge gains/losses:
Crude oil price per Bbl(g)	$94.94	$89.91	$92.61
NGL price per Bbl(g)	$46.11	$51.79	$65.65
Natural gas price per Mcf(h)	$3.23	$2.58	$3.86
____________

(a)	Amounts relate to KMCO2 and its consolidated subsidiaries.

(b)
Computed using production costs, excluding transportation costs, as defined by the SEC.  Natural gas volumes were converted to barrels of oil equivalent using a conversion factor of six Mcf (thousand cubic feet) of natural gas to one barrel of oil.

(c)	Production costs include labor, repairs and maintenance, materials, supplies, fuel and power, and general and administrative expenses directly related to oil and gas producing activities.

(d)	Includes only production attributable to leasehold ownership.

(e)	Includes production attributable to our ownership in processing plants and third party processing agreements.

(f)	Excludes natural gas production used as fuel.

(g)	Hedge gains/losses for crude oil and NGL are included with crude oil.

(h)	Natural gas sales were not hedged.

The following three tables provide supplemental information on oil and gas producing activities, including (i) capitalized costs related to oil and gas producing activities; (ii) costs incurred for the acquisition of oil and gas producing properties and for exploration and development activities; and (iii) the results of operations from oil and gas producing activities.

Our capitalized costs consisted of the following (in millions):
Capitalized Costs Related to Oil and Gas Producing Activities

	As of December 31,
	2013	2012	2011
Consolidated Companies(a)
Wells and equipment, facilities and other	$3,950	$3,444	$3,104
Leasehold	579	348	352
Total proved oil and gas properties	4,529	3,792	3,456
Unproved property(b)	38	8	34
Accumulated depreciation and depletion	(3,066)	(2,659)	(2,288)
Net capitalized costs	$1,501	$1,141	$1,202
____________

(a)	Amounts relate to KMCO2 and its consolidated subsidiaries. Includes capitalized asset retirement costs and associated accumulated depreciation.

(b)
As of December 31, 2013, capitalized costs related to the unproved property for the Katz Strawn unit was $20 million, Residual Oil Zone (ROZ) unproved exploration property was $13 million, and other miscellaneous unproved property was $5 million.

For each of the years ended December 31, 2013, 2012 and 2011, our costs incurred for property acquisition, development and exploration were as follows (in millions):
Costs Incurred in Exploration, Property Acquisitions and Development

	Year Ended December 31,
	2013	2012	2011
Consolidated Companies
Acquisitions(a)	$285	$—	$—
Development(b)	471	310	373
Exploration(c)	11	—	—
____________

(a)	Acquisition of Goldsmith Landreth San Andreas Unit effective June 1, 2013.

(b)	Amounts relate to KMCO2 and its consolidated subsidiaries.

(c)	Amounts relate to exploration wells drilled in the Residual Oil Zone (ROZ).

Our results of operations from oil and gas producing activities for each of the years ended December 31, 2013, 2012 and 2011 are shown in the following table (in millions):
Results of Operations for Oil and Gas Producing Activities

	Year Ended December 31,
	2013	2012	2011
Consolidated Companies(a)
Revenues(b)	$1,376	$1,235	$993
Expenses:
Production costs	344	288	246
Other operating expenses(c)	95	77	79
DD&A expenses	415	387	394
Total expenses	854	752	719
Results of operations for oil and gas producing activities	$522	$483	$274
____________

(a)	Amounts relate to KMCO2 and its consolidated subsidiaries.

(b)	Revenues include losses attributable to our hedging contracts of $31 million, $28 million and $285 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

(c)	Consists primarily of CO2 expense.

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

The reserves estimates shown herein, other than the reserve estimates for the Goldsmith Landreth San Andreas Unit which we acquired effective June 1, 2013, have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies.  NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.  Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Derek Newton and Mr. Mike Norton.  Mr. Newton has been practicing consulting petroleum engineering at NSAI since 1997.  Mr. Newton is a Licensed Professional Engineer in the State of Texas (No. 97689) and has over 28 years of practical experience in petroleum engineering, with over 16 years experience in the estimation and evaluation of reserves.  He graduated from University College, Cardiff, Wales, in 1983 with a Bachelor of Science Degree in Mechanical Engineering and from Strathclyde University, Scotland, in 1986 with a Master of Science Degree in Petroleum Engineering.  Mr. Norton has been practicing consulting petroleum geology at NSAI since 1989.  Mr. Norton is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 441) and has over 30 years of practical experience in petroleum geosciences, with over 24 years experience in the estimation and evaluation of reserves.  He graduated from Texas A&M University in 1978 with a Bachelor of Science Degree in Geology. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. The proved reserve estimates in NSAI’s reserves report constitute approximately 58% of all proved oil and gas reserves owned by us.

The reserves estimates for the Goldsmith Landreth San Andreas Unit have been independently evaluated by Ryder Scott Company L.P. (RSC). The proved reserve estimates in RSC’s reserves report constitute approximately 42% of all proved oil and gas reserves owned by us. RSC is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over seventy-five years. These reserve estimates are the result of technical analysis conducted by teams of geoscientists and engineers from RSC. Mr. Michael F. Stell was the primary technical person responsible for overseeing the estimate of the reserves, future production and income.

Mr. Stell, an employee of RSC since 1992, is an Advising Senior Vice President and is responsible for coordinating and supervising staff and consulting engineers of the company in ongoing reservoir evaluation studies worldwide. Before joining RSC, Mr. Stell served in a number of engineering positions with Shell Oil Company and Landmark Concurrent Solutions. For more information regarding Mr. Stell’s geographic and job specific experience, please refer to the RSC website at www.ryderscott.com/Experience/Employees.

Mr. Stell earned a Bachelor of Science degree in Chemical Engineering from Purdue University in 1979 and a Master of Science Degree in Chemical Engineering from the University of California, Berkeley, in 1981. He is a licensed Professional Engineer in the State of Texas. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

In addition to gaining experience and competency through prior work experience, the Texas Board of Professional Engineers requires a minimum of fifteen hours of continuing education annually, including at least one hour in the area of professional ethics, which Mr. Stell fulfills. For each of the years 2011 through 2013, Mr. Stell has 20 hours of continuing education hours relating to reserves, reserve evaluations, and ethics.

Based on his educational background, professional training and over 30 years of practical experience in the estimation and evaluation of petroleum reserves, Mr. Stell has attained the professional qualifications for a Reserves Estimator and Reserves

Auditor set forth in Article III of the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers as of February 19, 2007.

Our employee who is primarily responsible for overseeing both NSAI and RSC’s preparation of the reserves estimates is a registered Professional Engineer in the states of Texas and Kansas with a Doctorate of Engineering from the University of Kansas.  He is a member of the Society of Petroleum Engineers and has over 30 years of professional engineering experience. We believe the geologic and engineering data examined provides reasonable assurance that the proved reserves are recoverable in future years from known reservoirs under existing economic and operating conditions.  Estimates of proved reserves are subject to change, either positively or negatively, as additional information become available and contractual and economic conditions change.

Furthermore, our management is responsible for establishing and maintaining adequate internal control over financial reporting, which includes the estimation of our oil and gas reserves.  We maintain internal controls and guidance to ensure the reliability of our crude oil, NGL and natural gas reserves estimations, as follows:

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

For more information on our controls and procedures, see Item 9A “Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and NGL which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, that is, current prices and costs calculated as of the date the estimate is made. Pricing is applied based upon the twelve month unweighted arithmetic average of the first day of the month price for the year.  Future development and production costs are determined based upon actual cost at year-end.  Proved developed reserves are the quantities of crude oil, NGL and natural gas expected to be recovered through existing investments in wells and field infrastructure under current operating conditions.  Proved undeveloped reserves require additional investments in wells and related infrastructure in order to recover the production.

As of December 31, 2011, we had 55.7 MMBbl of crude oil and 1.8 MMBbl of NGL classified as proved developed reserves.  Also, as of year end 2011, we had 23.8 MMBbl of crude oil and 2.3 MMBbl of NGL classified as proved undeveloped reserves.  Total proved reserves as of December 31, 2011 were 79.4 MMBbl of crude oil and 4.1 MMBbl of NGL.

During 2012, production from the fields totaled 12.8 MMBbl of crude oil and 1.4 MMBbl of NGL.  In addition, we incurred $353 million in capital costs, which resulted in the development of 6.0 MMBbl of crude oil and 1.8 MMBbl of NGL and their transfer from the proved undeveloped category to the proved developed category.  During 2012, we also sold our interest in the Claytonville Canyon Sand unit which reduced proved developed reserves by 0.2 MMBbl of crude oil. The reclassifications from proved undeveloped to proved developed reserves reflect the transfer of 25.4% of crude oil and 79.4% of NGL from the proved undeveloped reserves reported as of December 31, 2011 to the proved developed classification of reserves reported as of December 31, 2012.

Also during 2012, previous estimates of proved developed reserves were revised upwards by 4.3 MMBbl of crude oil and 0.2 MMBbl of NGL, and proved undeveloped reserves were revised upward by 11.2 MMBbl of crude oil and 3.0 MMBbl of NGL. These revisions were attributed to utilizing higher projected CO2 flood recoveries resulting from updated performance at SACROC used to calculate reserves.  There were 2.6 MMBbl of crude oil reserves attributed to future development of the Katz (Strawn) unit CO2 flood, where the produced gas containing NGL is injected with the CO2. The proved undeveloped reserves for the Katz (Strawn) unit CO2 flood represent 9.0% of proved undeveloped reserves.

These revisions to our previous estimates, as well as the transfer of proved undeveloped reserves to the proved developed category as discussed above, resulted in the percentage of proved undeveloped reserves increasing from 31.0% at year end 2011 to 36.4% at year end 2012.  After giving effect to production and revisions to previous estimates during 2012, total proved reserves of crude oil increased by 2.5 MMBbl and total proved reserves of NGL increased by 1.8 MMBbl.

As of December 31, 2012, we had 53.0 MMBbl of crude oil and 2.4 MMBbl of NGL classified as proved developed reserves.  Also, as of year end 2012, we had 28.9 MMBbl of crude oil and 3.5 MMBbl of NGL classified as proved undeveloped reserves.  Total proved reserves as of December 31, 2012, were 82.0 MMBbl of crude oil and 6.0 MMBbl of NGL.

During 2013, production from the fields totaled 13.7 MMBbl of crude oil and 1.5 MMBbl of NGL.  For 2013, we incurred $452 million in capital costs, and this capital investment resulted in the development of 11.0 MMBbl of crude oil and 1.3 MMBbl of NGL and their transfer from the proved undeveloped category to the proved developed category.  During 2013, we acquired the Goldsmith Landreth San Andres Field Unit which increased proved developed reserves by 15.5 MMBbl of crude oil and 3.9 MMBbl of NGL. The reclassifications from proved undeveloped to proved developed reserves reflect the transfer of 38.1% of crude oil and 37.5% of NGL from the proved undeveloped reserves reported as of December 31, 2012 to the proved developed classification of reserves reported as of December 31, 2013. The developed reserves for the Goldsmith Landreth San Andres Field Unit represent 25.9% of proved developed reserves.

Also during 2013, previous estimates of proved developed reserves were revised upward by 1.7 MMBbl of crude oil and 0.6 MMBbl of NGL, and proved undeveloped reserves were revised downward by 4.3 MMBbl of crude oil and 0.65 MMBbl of NGL. These revisions are mainly attributed to the elimination of uneconomic proved developed nonproducing reserves and proved undeveloped reserves in Katz due to higher operating costs. The proved developed reserves for Katz represent 6.3% of proved developed reserves.

These revisions to our previous estimates, as well as the transfer of proved undeveloped reserves to the proved developed category as discussed above, resulted in the percentage of proved undeveloped reserves increasing from 36.4% at year end 2012 to 39.0% at year end 2013.  After giving effect to production and revisions to previous estimates during 2013, total proved reserves of crude oil increased by 25.1 MMBbl and total proved reserves of NGL increased by 8.8 MMBbl.

As of December 31, 2013, we had 67.4 MMBbl of crude oil and 6.7 MMBbl of NGL classified as proved developed reserves.  Also, as of year end 2013, we had 39.6 MMBbl of crude oil and 8.0 MMBbl of NGL classified as proved undeveloped reserves.  Total proved reserves as of December 31, 2013, were 107.0 MMBbl of crude oil and 14.8 MMBbl of NGL.  We currently expect that the proved undeveloped reserves we report as of December 31, 2013 will be developed within the next five years.

During 2013, we filed estimates of our oil and gas reserves for the year 2012 with the Energy Information Administration of the U. S. Department of Energy on Form EIA-23.  The data on Form EIA-23 was presented on a different basis, and included 100% of the oil and gas volumes from our operated properties only, regardless of our net interest.  The difference between the oil and gas reserves reported on Form EIA-23 and those reported in this Note exceeds 5%.

The following Reserve Quantity Information table discloses estimates, as of December 31, 2013, of proved crude oil, NGL and natural gas reserves, prepared by NSAI and RSC (independent oil and gas consultants), of KMCO2 and its consolidated subsidiaries’ interests in oil and gas properties, all of which are located in the state of Texas.  This data has been prepared using current prices and costs, as discussed above, and the estimates of reserves and future revenues in this Note conform to the guidelines of the SEC.

Reserve Quantity Information

	Consolidated Companies(a)
	Crude Oil (MBbl)	NGL (MBbl)	Natural Gas (MMcf)(b)
Proved developed and undeveloped reserves:
As of December 31, 2010	84,176	4,863	3,098
Revisions of previous estimates(c)	4,719	567	687
Improved recovery(d)	3,018	—	—
Production	(12,466)	(1,285)	(544)
As of December 31, 2011	79,447	4,145	3,241
Revisions of previous estimates(e)	15,540	3,285	4,881
Extensions and Discoveries	26	—	—
Sales of Reserves in Place	(239)	(38)	(143)
Production	(12,824)	(1,416)	(440)
As of December 31, 2012	81,950	5,976	7,539
Revisions of previous estimates(f)	(2,573)	(43)	(5,063)
Purchases of Reserves in Place(g)	41,389	10,347	—
Production	(13,735)	(1,499)	(406)
As of December 31, 2013	107,031	14,781	2,070

Proved developed reserves:(h)
As of December 31, 2011	55,652	1,823	3,241
As of December 31, 2012	53,006	2,433	7,539
As of December 31, 2013	67,436	6,733	2,070

Proved undeveloped reserves:(i)
As of December 31, 2011	23,795	2,322	—
As of December 31, 2012	28,944	3,543	—
As of December 31, 2013	39,595	8,048	—
____________

(a)	Amounts relate to KMCO2 and its consolidated subsidiaries.

(b)	Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

(c)	Predominantly due to higher product prices used to determine reserve volumes.

(d)	Represents volumes added with the development of the Katz (Strawn) unit CO2 flood.

(e)	Predominantly due to higher CO2 flood recoveries based on updated performance at the SACROC Unit.

(f)	Predominantly due to higher operating costs at the Katz Strawn Unit.

(g)	Represents volumes added with acquisition of the Goldsmith Landreth San Andreas Unit in June 2013.

(h)	Proved developed reserves include reserves attributable to the Goldsmith Landreth San Andreas Unit of 15,450 MBbl for oil and 3,862 MBbl for NGL’s.

(i)	Proved undeveloped reserves include reserves attributable to the Goldsmith Landreth San Andreas Unit of 25,935 MBbl for oil and 6,484 MBbl for NGL’s.

The standardized measure of discounted cash flows and summary of the changes in the standardized measure computation from year-to-year are prepared in accordance with the “Extractive Activities—Oil and Gas” Topic of the Codification.  The assumptions that underly the computation of the standardized measure of discounted cash flows, presented in the table below, may be summarized as follows:

▪	the standardized measure includes our estimate of proved crude oil, NGL and natural gas reserves and projected future production volumes based upon year-end economic conditions;

▪	pricing is applied based upon the 12 month unweighted arithmetic average of the first day of the month price for the year;

▪	future development and production costs are determined based upon actual cost at year-end;

▪	the standardized measure includes projections of future abandonment costs based upon actual costs at year-end; and

▪	a discount factor of 10% per year is applied annually to the future net cash flows.

Our standardized measure of discounted future net cash flows from proved reserves were as follows (in millions):
Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Gas Reserves

	As of December 31,
	2013	2012	2011
Consolidated Companies(a)
Future cash inflows from production	$10,945	$7,807	$7,648
Future production costs	(4,214)	(2,923)	(2,806)
Future development costs(b)	(1,948)	(1,011)	(1,443)
Undiscounted future net cash flows	4,783	3,873	3,399
10% annual discount	(2,096)	(1,168)	(1,205)
Standardized measure of discounted future net cash flows(c)	$2,687	$2,705	$2,194
____________

(a)	Amounts relate to KMCO2 and its consolidated subsidiaries.

(b)	Includes abandonment costs.

(c)	Standardized Measure of discounted future net cash flows as of December 31, 2013 includes $843 million attributable to the Goldsmith Landreth San Andreas Unit acquired in June 2013.

The following table represents our estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in millions):
Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Gas Reserves

	As of December 31,
	2013	2012	2011
Consolidated Companies(a)
Present value as of January 1	$2,705	$2,194	$1,898
Changes during the year:
Revenues less production and other costs(b)	(965)	(895)	(949)
Net changes in prices, production and other costs(b)	258	(88)	697
Development costs incurred	452	353	416
Net changes in future development costs	(629)	64	(317)
Improved recovery	—	—	10
Extensions and Discoveries(c)	—	5	—
Sales of Reserves in Place(d)	—	(5)	—
Revisions of previous quantity estimates(e)	(114)	871	257
Purchase of Reserves in Place(f)	683	—	—
Accretion of discount	297	206	182
Net change for the year	(18)	511	296
Present value as of December 31(g)	$2,687	$2,705	$2,194
____________

(a)	Amounts relate to KMCO2 and its consolidated subsidiaries.

(b)	Excludes the effect of losses attributable to our hedging contracts of $31 million, $28 million and $285 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

(c)	Primarily due to the extension of the SACROC unit.

(d)	Sale of the Claytonville field unit.

(e)
2013 revisions were primarily due to increased operating costs at the Katz Strawn Unit. 2012 revisions were primarily due to higher projected CO2 flood recoveries resulting from updated performance at SACROC and the addition of proved undeveloped reserve volumes at the Katz (Strawn) unit CO2 flood. 2011 revisions were primarily due to higher product prices used to determine reserve volumes and the addition of the Katz (Strawn) unit CO2 flood.

(f)	Acquisition of the Goldsmith Landreth San Andreas Unit in June 2013.

(g)	Standardized Measure discounted cash flows as of December 31, 2013 includes $843 million attributable to the Goldsmith Landreth San Andreas Unit acquired in June 2013.

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

Date: February 18, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIMBERLY A. DANG	Vice President and Chief Financial Officer of Kinder Morgan Management, LLC, Delegate of Kinder Morgan G.P., Inc. (principal financial and accounting officer)	February 18, 2014
Kimberly A. Dang

/s/ RICHARD D. KINDER	Chairman of the Board and Chief Executive Officer of Kinder Morgan Management, LLC, Delegate of Kinder Morgan G.P., Inc. (principal executive officer)	February 18, 2014
Richard D. Kinder

/s/ TED A. GARDNER	Director of Kinder Morgan Management, LLC, Delegate of Kinder Morgan G.P., Inc.	February 18, 2014
Ted A. Gardner

/s/ GARY L. HULTQUIST	Director of Kinder Morgan Management, LLC, Delegate of Kinder Morgan G.P., Inc.	February 18, 2014
Gary L. Hultquist

/s/ PERRY M. WAUGHTAL	Director of Kinder Morgan Management, LLC, Delegate of Kinder Morgan G.P., Inc.	February 18, 2014
Perry M. Waughtal

/s/ STEVEN J. KEAN	Director, President and Chief Operating Officer of Kinder Morgan Management, LLC, Delegate of Kinder Morgan G.P., Inc.	February 18, 2014
Steven J. Kean