Form 10-Q
period 2014-09-30
KINDER MORGAN ENERGY PARTNERS L P
filed 2014-10-27
CIK 888228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
F O R M 10‑Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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
The Registrant had 326,239,985 common units outstanding as of October 24, 2014.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES GLOSSARY

Company Abbreviations
APT	=	American Petroleum Tankers	EPNG	=	El Paso Natural Gas Company, L.L.C.
Calnev	=	Calnev Pipe Line LLC	General Partner	=	Kinder Morgan G.P., Inc.
Copano	=	Copano Energy, L.L.C.	KMEP	=	Kinder Morgan Energy Partners, L.P.
Eagle Ford	=	Eagle Ford Gathering LLC	KMGP	=	Kinder Morgan G.P., Inc.
EP	=	El Paso Corporation and its majority-owned	KMI	=	Kinder Morgan, Inc.
		and controlled subsidiaries	KMR	=	Kinder Morgan Management, LLC
EPB	=	El Paso Pipeline Partners, L.P. and its	SFPP	=	SFPP, L.P.
		majority-owned and controlled subsidiaries	TGP	=	Tennessee Gas Pipeline Company, L.L.C.
Unless the context otherwise requires, references to “we,” “us,” “our,” “KMP” or the “Partnership” are intended to mean Kinder Morgan Energy Partners, L.P., our majority-owned and controlled subsidiaries, and our operating limited partnerships and their majority-owned and controlled subsidiaries.

Common Industry and Other Terms
Bcf/d	=	billion cubic feet per day	GAAP	=	United States Generally Accepted
BBtu/d	=	billion British Thermal Units per day			Accounting Principles
CERCLA	=	Comprehensive Environmental Response,	LIBOR	=	London Interbank Offered Rate
		Compensation and Liability Act	LLC	=	limited liability company
CO2	=	carbon dioxide	MBbl/d	=	thousands of barrels per day
CPUC	=	California Public Utilities Commission	MLP	=	master limited partnership
EBDA	=	earnings before depreciation, depletion and	NEB	=	National Energy Board
		amortization	NGL	=	natural gas liquids
DD&A	=	depreciation, depletion and amortization	NYSE	=	New York Stock Exchange
DCF	=	distributable cash flow	OTC	=	over-the-counter
EPA	=	United States Environmental Protection	PHMSA	=	Pipeline and Hazardous Materials Safety
		Agency			Administration
FERC	=	Federal Energy Regulatory Commission	Sustaining	=	capital expenditures which do not increase
FASB	=	Financial Accounting Standards Board			capacity or throughput
			WTI	=	West Texas Intermediate
When we refer to cubic feet measurements; all measurements are at a pressure of 14.73 pounds per square inch.

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

See “Information Regarding Forward-Looking Statements” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) and Item 1A “Risk Factors” included elsewhere in this report for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2013 Form 10-K. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. We plan to provide updates to projections included in this report when we believe previously disclosed projections no longer have a reasonable basis.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Millions, Except Per Unit Amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Natural gas sales	$1,044	$955	$3,152	$2,632
Services	1,705	1,328	4,594	3,811
Product sales and other	1,184	1,098	3,416	2,616
Total Revenues	3,933	3,381	11,162	9,059
Operating Costs, Expenses and Other
Costs of sales	1,640	1,531	4,880	3,736
Operations and maintenance	500	458	1,442	1,439
Depreciation, depletion and amortization	427	377	1,234	1,062
General and administrative	126	136	411	433
Taxes, other than income taxes	80	71	250	220
Other expense (income), net	(1)	(59)	(4)	(83)
Total Operating Costs, Expenses and Other	2,772	2,514	8,213	6,807
Operating Income	1,161	867	2,949	2,252
Other Income (Expense)
Earnings from equity investments	66	68	203	225
Amortization of excess cost of equity investments	(3)	(3)	(11)	(7)
Interest, net	(238)	(219)	(707)	(632)
Gain on remeasurement of previously held equity interest in Eagle Ford to fair value (Note 2)	—	—	—	558
(Loss) Gain on sale of investments in Express pipeline system (Note 2)	—	(1)	—	224
Other, net	14	5	29	28
Total Other Income (Expense)	(161)	(150)	(486)	396
Income from Continuing Operations Before Income Taxes	1,000	717	2,463	2,648
Income Tax Expense	(24)	(20)	(64)	(147)
Income from Continuing Operations	976	697	2,399	2,501
Loss from Discontinued Operations	—	—	—	(2)
Net Income	976	697	2,399	2,499
Net Income Attributable to Noncontrolling Interests	(13)	(8)	(29)	(27)
Net Income Attributable to KMEP	$963	$689	$2,370	$2,472

Calculation of Limited Partners’ Interest in Net Income Attributable to KMEP:
Income from Continuing Operations attributable to KMEP	$963	$689	$2,370	$2,474
Less: Pre-acquisition income from operations of March 2013 drop-down asset group allocated to General Partner (Note 1)	—	—	—	(19)
Add: Drop-down asset groups’ severance expense allocated to General Partner (Note 1)	(1)	2	5	8
Less: General Partner’s remaining interest	(476)	(436)	(1,393)	(1,260)
Limited Partners’ Interest	486	255	982	1,203
Add: Limited Partners’ Interest in Discontinued Operations	—	—	—	(2)
Limited Partners’ Interest in Net Income	$486	$255	$982	$1,201

Limited Partners’ Net Income per Unit:
Income from Continuing Operations	$1.05	$0.59	$2.15	$2.95
Loss from Discontinued Operations	—	—	—	(0.01)
Net Income	$1.05	$0.59	$2.15	$2.94

Weighted Average Number of Units Used in Computation of Limited Partners’ Net Income per Unit	463	435	456	408

Per Unit Cash Distribution Declared for the Period	$1.40	$1.35	$4.17	$3.97

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$976	$697	$2,399	$2,499

Other Comprehensive Income (Loss):
Change in fair value of derivatives utilized for hedging purposes	156	(102)	(13)	(73)
Reclassification of change in fair value of derivatives to net income	(1)	25	35	15
Foreign currency translation adjustments	(97)	42	(105)	(72)
Adjustments to pension and other postretirement benefit plan liabilities	(1)	31	(4)	32
Total Other Comprehensive Income (Loss)	57	(4)	(87)	(98)

Comprehensive Income	1,033	693	2,312	2,401
Comprehensive Income Attributable to Noncontrolling Interests	(13)	(8)	(28)	(26)
Comprehensive Income Attributable to KMEP	$1,020	$685	$2,284	$2,375

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Millions)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$268	$404
Accounts receivable, net	1,489	1,511
Inventories	426	393
Other current assets	401	360
Total current assets	2,584	2,668

Property, plant and equipment, net	29,842	27,405
Investments	2,400	2,233
Goodwill	6,710	6,547
Other intangibles, net	2,316	2,414
Deferred charges and other assets	1,488	1,497
Total Assets	$45,340	$42,764

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current portion of debt	$959	$1,504
Accounts payable	1,419	1,537
Accrued interest	209	371
Accrued contingencies	612	529
Other current liabilities	782	636
Total current liabilities	3,981	4,577

Long-term liabilities and deferred credits
Long-term debt
Outstanding	20,810	18,410
Debt fair value adjustments	1,212	1,214
Total long-term debt	22,022	19,624
Deferred income taxes	296	285
Other long-term liabilities and deferred credits	990	1,057
Total long-term liabilities and deferred credits	23,308	20,966
Total Liabilities	27,289	25,543
Commitments and contingencies (Notes 3 and 9)
Partners’ Capital
Common units	9,876	9,459
Class B units	(4)	6
i-units	4,637	4,222
General partner	3,099	3,081
Accumulated other comprehensive (loss) income	(53)	33
Total KMEP Partners’ Capital	17,555	16,801
Noncontrolling interests	496	420
Total Partners’ Capital	18,051	17,221
Total Liabilities and Partners’ Capital	$45,340	$42,764

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net Income	$2,399	$2,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,234	1,062
Amortization of excess cost of equity investments	11	7
Gain on remeasurement of previously held equity interest in Eagle Ford to fair value (Note 2)	—	(558)
Gain on sale of investments in Express pipeline system (Note 2)	—	(224)
Earnings from equity investments	(203)	(225)
Distributions from equity investment earnings	190	217
Proceeds from termination of interest rate swap agreements	—	96
Changes in components of working capital, net of the effects of acquisitions:
Accounts receivable	(11)	55
Inventories	(30)	(57)
Other current assets	22	(25)
Accounts payable	(31)	(150)
Accrued interest	(161)	(132)
Accrued contingencies and other current liabilities	189	32
Rate reparations, refunds and other litigation reserve adjustments, net	37	174
Other, net	(170)	(75)
Net Cash Provided by Operating Activities	3,476	2,696
Cash Flows From Investing Activities
Payment to KMI for March 2013 drop-down asset group (Note 1)	—	(994)
Acquisitions of assets and investments, net of cash acquired	(1,100)	(292)
Capital expenditures	(2,603)	(2,160)
Proceeds from sale of investments in Express pipeline system	—	402
Contributions to investments	(319)	(163)
Distributions from equity investments in excess of cumulative earnings	53	48
Natural gas storage and natural gas and liquids line-fill	22	—
Sale or casualty of property, plant and equipment, investments and other net assets, net of removal costs	16	61
Other, net	(7)	7
Net Cash Used in Investing Activities	(3,938)	(3,091)
Cash Flows From Financing Activities
Issuance of debt	9,269	7,915
Payment of debt	(7,427)	(6,574)
Debt issue costs	(20)	(22)
Proceeds from issuance of common units	1,044	1,080
Proceeds from issuance of i-units	134	145
Contributions from noncontrolling interests	94	128
Contributions from General Partner	—	38
Pre-acquisition contributions from KMI to March 2013 drop-down asset group	—	35
Distributions to partners and noncontrolling interests	(2,757)	(2,332)
Other, net	(2)	(1)
Net Cash Provided by Financing Activities	335	412
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9)	(12)
Net (decrease) increase in Cash and Cash Equivalents	(136)	5
Cash and Cash Equivalents, beginning of period	404	529
Cash and Cash Equivalents, end of period	$268	$534

Noncash Investing and Financing Activities
Assets acquired or liabilities settled by the issuance of common units (Note 1)	$—	$3,841
Assets acquired by the assumption or incurrence of liabilities	$73	$1,487

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$852	$764
Cash paid during the period for income taxes	$18	$15

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (In Millions, Except Units) (Unaudited)

	Nine Months Ended September 30,
	2014		2013
	Units	Amount	Units	Amount
Common units:
Beginning Balance	312,791,561	$9,459	252,756,425	$4,723
Net income		690		841
Units issued as consideration in the acquisition of assets	—	—	44,620,662	3,841
Units issued for cash	13,448,424	1,044	12,847,743	1,080
Distributions		(1,321)		(1,068)
Other		4		(1)
Ending Balance	326,239,985	9,876	310,224,830	9,416

Class B units:
Beginning Balance	5,313,400	6	5,313,400	14
Net income		12		16
Distributions		(22)		(21)
Ending Balance	5,313,400	(4)	5,313,400	9

i-Units:
Beginning Balance	125,323,734	4,222	115,118,338	3,564
Net income		280		345
Units issued for cash	1,734,513	134	1,757,300	145
Distributions	6,907,981	—	5,411,720	—
Other		1		—
Ending Balance	133,966,228	4,637	122,287,358	4,054

General partner:
Beginning Balance		3,081		4,026
Net income		1,388		1,270
Distributions		(1,375)		(1,213)
Acquisitions (Note 1)		—		(1,057)
Reimbursed severance expense allocated from KMI		5		7
Contributions		—		38
Other		—		2
Ending Balance		3,099		3,073

Accumulated other comprehensive income (loss):
Beginning Balance		33		168
Other comprehensive loss		(86)		(97)
Ending Balance		(53)		71

Total KMEP Partners’ Capital	465,519,613	17,555	437,825,588	16,623

Noncontrolling interests:
Beginning Balance		420		267
Net income		29		27
Contributions		94		128
Distributions		(39)		(30)
Acquisitions (Note 1 and 2)		—		7
Other comprehensive loss		(1)		(1)
Other		(7)		—
Ending Balance		496		398

Total Partners’ Capital	465,519,613	$18,051	437,825,588	$17,021

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
Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2 and other products, and our terminals transload and store petroleum products, ethanol and chemicals, and handle such products as coal, petroleum coke and steel. We are also the leading producer and transporter of CO2, for enhanced oil recovery projects in North America.
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
As of September 30, 2014, KMI and its consolidated subsidiaries owned, through KMI’s general and limited partner interests in us and its ownership of shares issued by its subsidiary KMR (discussed below), an approximate 11.3% interest in us. In addition, as of September 30, 2014, KMI owns a 39.3% limited partner interest and the 2% general partner interest in EPB.
KMR
KMR is a Delaware LLC. Our general partner owns all of KMR’s voting securities and, pursuant to a delegation of control agreement, has delegated to KMR, to the fullest extent permitted under Delaware law and our partnership agreement, all of its power and authority to manage and control our business and affairs, except that KMR cannot take certain specified actions without the approval of our general partner. Generally, KMR makes all decisions relating to the management and control of our business, and in general, KMR has a duty to manage us in a manner beneficial to KMEP. KMR’s shares representing LLC interests trade on the NYSE under the symbol “KMR.” As of September 30, 2014, KMR, through its sole ownership of our i-units, owned approximately 28.8% of all of our outstanding limited partner units (which are in the form of i-units that are issued only to KMR).
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
Basis of Presentation
General
Our reporting currency is in U.S. dollars, and all references to dollars are U.S. dollars, except where stated otherwise.  Our accompanying unaudited consolidated financial statements include our accounts, majority-owned and controlled subsidiaries, and have been prepared under the rules and regulations of the United States Securities and Exchange Commission. These rules and regulations conform to the accounting principles contained in the FASB’s Accounting Standards Codification (Codification), the single source of GAAP. Under such rules and regulations, all significant intercompany items have been eliminated in consolidation. Additionally, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with the Codification. We believe, however, that our disclosures are adequate to make the information presented not misleading.

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
March 2013 KMI Asset Drop-Down
Effective March 1, 2013, we acquired from KMI the remaining 50% ownership interest we did not already own in both EPNG and the EP midstream assets for an aggregate consideration of approximately $1.7 billion (including our proportional share of assumed debt borrowings as of March 1, 2013). In this report, we refer to this acquisition of assets from KMI as the "March 2013 drop-down transaction"; the combined group of assets acquired from KMI effective March 1, 2013 as the "March 2013 drop-down asset group"; and the EP midstream assets of Kinder Morgan Altamont LLC (formerly, El Paso Midstream Investment Company, L.L.C.) as the "EP midstream assets." Prior to the March 2013 drop-down transaction, we accounted for our initial 50% ownership interests in both EPNG and the EP midstream assets under the equity method of accounting.
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
Additionally, because KMI both controls us and consolidates our financial statements into its consolidated financial statements as a result of its ownership of our general partner, we fully allocated to our general partner:

▪
the earnings of the March 2013 drop-down asset group for the periods beginning on the effective dates of common control (described above) and ending March 1, 2013 (we refer to these earnings as “pre-acquisition” earnings and we reported these earnings separately as “Pre-acquisition income from operations of March 2013 drop-down asset group allocated to General Partner” within the “Calculation of Limited Partners’ Interest in Net Income Attributable to KMEP” section of our accompanying consolidated statement of income for the nine months ended September 30, 2013); and

▪
incremental severance expense related to KMI’s acquisition of EP and allocated to us from KMI. This severance expense allocated to us was associated with both the March 2013 drop-down asset group and assets we acquired pursuant to an earlier drop-down from KMI effective August 1, 2012; however, we do not have any obligation, nor did we pay, any amounts related to this expense. Furthermore, we reported this expense separately as “Drop-down asset groups’ severance expense allocated to General Partner” within the “Calculation of Limited Partners’ Interest in Net Income Attributable to KMEP” section of our accompanying consolidated statements of income for each of the three and nine months ended September 30, 2014 and 2013.

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

Recent Developments

On August 9, 2014, we entered into a definitive merger agreement (KMP Merger Agreement) with KMI pursuant to which KMI will acquire directly or indirectly all of our outstanding common units that KMI and its subsidiaries do not already own. Upon the terms and subject to the conditions set forth in the KMP Merger Agreement, a wholly-owned subsidiary of KMI will merge with and into KMP (KMP Merger) and KMP will continue as a KMI wholly-owned limited partnership subsidiary under Delaware law.
KMI has also entered into a merger agreement with KMR (KMR Merger Agreement) and a merger agreement with EPB (EPB Merger Agreement) pursuant to which KMI will acquire all of the outstanding shares of KMR and common units of EPB that KMI and its subsidiaries do not already own. The transactions contemplated by the KMP Merger Agreement, the KMR Merger Agreement and the EPB Merger Agreement are referred to collectively as the “Merger Transactions.”
At the effective time of the KMP Merger, each common unit of KMP issued and outstanding (excluding common units owned by KMGP, KMR or KMI or any of its other subsidiaries, which shall remain outstanding) will be converted into the right to receive, at the election of the holder, (i) $10.77 in cash without interest and 2.1931 shares of KMI common stock (KMP Standard Consideration); (ii) $91.72 in cash without interest; or (iii) 2.4849 shares of KMI Common Stock. Any election by a holder to receive the consideration specified in clause (ii) or (iii) of the immediately preceding sentence will be subject to pro ration to ensure that the aggregate amount of cash paid and the aggregate number of shares of KMI common stock issued in the KMP Merger is the same that would be paid and issued if each common unit of KMP had been converted into the right to receive the KMP Standard Consideration.
The completion of the KMP Merger is subject to the concurrent completion of the mergers contemplated by the KMR Merger Agreement and the EPB Merger Agreement. The completion of the KMP Merger is also subject to the satisfaction or waiver of customary closing conditions, including but not limited to: (a) approval of the KMP Merger Agreement by KMP’s unitholders; and (b) approval by KMI’s stockholders of (i) the amendment of KMI’s certificate of incorporation to increase the number of authorized shares of KMI common stock and (ii) the issuance of KMI common stock in the Merger Transactions, as required pursuant to certain rules of the NYSE.
The KMP Merger Agreement also contains certain customary termination rights for both KMP and KMI, and further provides that, upon termination of the KMP Merger Agreement under certain circumstances, KMP or KMI may be required to pay the other party a termination fee equal to $817 million.  In the event a termination fee is payable by KMI to KMP, such termination fee shall be paid through a waiver by KMGP of its incentive distribution right over a period of eight fiscal quarters.  Either KMP or KMI may terminate the KMP Merger Agreement if the closing of the KMP Merger has not occurred on or before May 11, 2015.
The KMP Merger Agreement contains customary covenants and agreements, including covenants and agreements relating to the conduct of KMP’s business between the date of the signing of the KMP Merger Agreement and the closing of the transactions contemplated under the KMP Merger Agreement. On October 22, 2014, we, KMR, EPB and KMI each (i) announced November 20, 2014 as the date for the respective special meetings of shareholders or unitholders to vote on the proposals related to the Merger Transactions; and (ii) commenced mailing of proxy materials to the respective shareholders or unitholders.  Unitholders and shareholders of record at the close of business on October 20, 2014, will be entitled to vote at the applicable special meeting.
As previously announced, KMI expects to finance the cash portion of the merger consideration for the KMP merger and the EPB merger and the fees and expenses of the Merger Transactions with the proceeds of the issuance of debt securities in capital markets transactions.  To the extent the proceeds of the issuance of debt securities are not sufficient, the proceeds of the Bridge Facility discussed below are expected to be used.

On September 19, 2014, KMI entered into a Bridge Credit Agreement (Bridge Facility) with a syndicate of lenders. The Bridge Facility provides for up to a $5.0 billion term loan facility which, if funded, will mature 364 days following the closing date of the Merger Transactions. KMI may use borrowings under the Bridge Facility to pay cash consideration and transaction costs associated with the Merger Transactions. KMI also may use a portion of the borrowings under the Bridge Facility to refinance certain term loan facility indebtedness. Interest on borrowings under the Bridge Facility will initially be calculated based on either (i) LIBOR plus an applicable margin ranging from 1.250% to 1.750% per annum based on KMI’s senior unsecured non-credit enhanced long-term indebtedness for borrowed money (KMI’s Credit Rating) or (ii) the greatest of (1) the federal funds effective rate in effect on such day plus 1/2 of 1%, (2) the Prime Rate in effect for such day, and (3) the LIBOR Rate for a Eurodollar Loan with a one-month interest period that begins on such day plus 1%, plus, in each case an applicable margin ranging from 0.250% to 0.750% per annum based on KMI’s Credit Rating. In addition, in each case the applicable margin will increase by 0.25% for each 90 day period that any loans remain outstanding under the Bridge Facility. The Bridge Facility provides for the payment by KMI of certain fees, including but not limited to a ticking fee and a duration fee. The Bridge Facility contains a financial covenant providing for a maximum debt to Earnings Before Interest, Income Taxes and Depreciation, Depletion and Amortization (EBITDA) ratio of 6.50 to 1.00 and various other covenants that are substantially consistent with the Prior Credit Facilities discussed below.

On September 19, 2014, KMI entered into a replacement revolving credit agreement (Replacement Facility) with a syndicate of lenders.  The Replacement Facility provides for up to $4.0 billion in borrowing capacity, which can be increased to $5.0 billion if certain conditions are met, and has a five-year term. In connection with the consummation of the Merger Transactions, the Replacement Facility will replace (i) the existing credit agreement, dated as of May 6, 2014, by and among KMI, various lenders, and Barclays Bank PLC, as administrative agent (KMI’s Existing Credit Agreement); (ii) the facilities set forth in the credit agreement, dated as of May 1, 2013, among KMP, Wells Fargo Bank, National Association, as administrative agent and the other lenders and agents party thereto (KMP Credit Agreement); and (iii) the facilities set forth in the credit agreement, dated May 27, 2011, among is El Paso Pipeline Partners Operating Company, L.L.C., Wyoming Interstate Company, L.L.C., EPB, Bank of America, N.A., as administrative agent, and the other lenders and letter of credit issuers from time to time parties thereto (the “EPB Credit Agreement” and, together with KMI’s Existing Credit Agreement and the KMP Credit Agreement, the “Prior Credit Facilities”).  Borrowings under the Replacement Facility may be used for working capital and other general corporate purposes.  Interest on the Replacement Facility will be calculated based on either (i) LIBOR plus an applicable margin ranging from 1.125% to 2.000% per annum based on KMI’s Credit Rating or (ii) the greatest of (1) the federal funds effective rate in effect on such day plus 1/2 of 1%; (2) the prime rate in effect for such day; and (3) the LIBOR Rate for a Eurodollar Loan with a one-month interest period that begins on such day plus 1%, plus, in each case, an applicable margin ranging from 0.125% to 1.000% per annum based on KMI’s Credit Rating.  The Replacement Facility contains a financial covenant providing for a maximum debt to EBITDA ratio of 6.50 to 1.00 (which falls to 6.25 to 1.00 for periods ending in 2018 and 6.00 to 1.00 for periods ending in 2019) and various other covenants that are substantially consistent with the Prior Credit Facilities.

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

SCT has commissioned the construction of four medium range Jones Act qualified product tankers, each with 330 MBbl of cargo capacity. The SCT vessels are scheduled to be delivered in 2015 and 2016 and are being constructed by General Dynamics’ NASSCO shipyard. We expect to invest approximately $214 million to complete the construction of these four SCT vessels, and upon delivery, the vessels will be operated pursuant to long-term time charters with a major integrated oil company. Each of the time charters has an initial term of five years, with renewal options to extend the term by up to three years. The APT acquisition complements and extends our existing crude oil and refined products transportation and storage business. We include the acquired assets as part of our Terminals business segment.

As of September 30, 2014, our preliminary purchase price allocation related to our APT acquisition, as adjusted to date, was as follows (in millions). Our evaluation of the assigned fair values is ongoing and subject to adjustment.

Purchase Price Allocation:
Current assets	$6
Property, plant and equipment	951
Goodwill	67
Other assets	3
Total assets acquired	1,027
Current liabilities	(5)
Unfavorable customer contracts	(61)
Cash consideration	$961

The “Goodwill” intangible asset amount represents the future economic benefits expected to be derived from this acquisition that are not assignable to other individually identifiable, separately recognizable assets acquired. We believe the goodwill was primarily generated by the value of the synergies created by expanding our non-pipeline liquids handling operations. Furthermore, we expect to fully deduct for tax purposes the entire amount of goodwill we recognized. The “Unfavorable customer contracts” figure represents the amount, on a present value basis, by which the customer contracts were below market day rates at the time of acquisition. This amount is being amortized as a noncash adjustment to revenue over the remaining contract period.

Other

Effective May 1, 2013, we acquired all of Copano’s outstanding units for a total purchase price of approximately $5.2 billion (including assumed debt and all other assumed liabilities). The transaction was a 100% unit for unit transaction with an exchange ratio of 0.4563 of our common units for each Copano common unit. We issued 43,371,210 of our common units valued at $3,733 million as consideration for the Copano acquisition (based on the $86.08 closing market price of a common unit on the NYSE on the May 1, 2013 issuance date). Also, due to the fact that our Copano acquisition included the remaining 50% interest in Eagle Ford that we did not already own, we remeasured our existing 50% equity investment in Eagle Ford to its fair value as of the acquisition date. As a result of our remeasurement, we recognized a $558 million non-cash gain, which represented the excess of the investment’s fair value ($704 million) over our carrying value as of May 1, 2013 ($146 million), and we reported this gain separately as “Gain on remeasurement of previously held equity interest in Eagle Ford to fair value” on our accompanying consolidated statement of income for the nine months ended September 30, 2013.
As of September 30, 2014, our final purchase price allocation related to the Copano acquisition was as follows (in millions):

Purchase Price Allocation:
Current assets (including cash acquired of $30)	$218
Property, plant and equipment	2,788
Investments	300
Goodwill	1,248
Other intangibles	1,375
Other assets	13
Total assets	5,942
Less: Fair value of previously held 50% interest in Eagle Ford	(704)
Total assets acquired	5,238
Current liabilities	(208)
Other liabilities	(28)
Long-term debt	(1,252)
Noncontrolling interests	(17)
Common unit consideration	$3,733

The table above reflects changes we made in the first six months of 2014 to our preliminary purchase price allocation as of December 31, 2013. Based on our final measurement of fair values for all of the identifiable tangible and intangible assets acquired and liabilities assumed on the acquisition date, we reduced the preliminary value assigned to (i) “Investments” by $87 million; (ii) “Property, plant and equipment” by $17 million; and (iii) combined working capital items by $3 million.

The “Goodwill” intangible asset amount represents the future economic benefits expected to be derived from this acquisition that are not assignable to other individually identifiable, separately recognizable assets acquired. We believe the goodwill was primarily generated by the value of the synergies created by expanding our natural gas gathering and refined product transportation operations. This goodwill is not deductible for tax purposes, and is subject to an impairment test at least annually. The “Other intangibles, net” asset amount represents the fair value of acquired customer contracts and agreements. We are currently amortizing these intangible assets over an estimated remaining useful life of 25 years.

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

Pro Forma Information

The following summarized unaudited pro forma consolidated income statement information for the nine months ended September 30, 2013 assumes that our acquisitions of (i) APT, (ii) Copano and (iii) the Goldsmith Landreth oil field unit had occurred as of January 1, 2013. We prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed these acquisitions as of January 1, 2013, or the results that will be attained in the future. Amounts presented below are in millions, except for the per unit amounts:

Pro Forma
Nine Months Ended September 30, 2013
(Unaudited)
Revenues	$9,837
Income from Continuing Operations	2,465
Loss from Discontinued Operations	(2)
Net Income	2,463
Net Income Attributable to Noncontrolling Interests	(27)
Net Income Attributable to KMP	2,436
Limited Partners’ Net Income per Unit:
Income from Continuing Operations	$2.70
Loss from Discontinued Operations	(0.01)
Net Income	$2.69

Divestitures

Express Pipeline System

Effective March 14, 2013, we sold both our one-third equity ownership interest in the Express pipeline system and our subordinated debenture investment in Express to Spectra Energy Corp. We received net cash proceeds of $402 million (after paying $1 million in the third quarter of 2013 for both a final working capital settlement and certain transaction-related selling expenses), and we reported the net cash proceeds received separately as “Proceeds from sale of investments in Express pipeline system” within the investing section of our accompanying consolidated statement of cash flows for the nine months ended September 30, 2013. Additionally, we recognized a combined $224 million pre-tax gain with respect to this sale, and we reported this gain amount separately as “(Loss) Gain on sale of investments in Express pipeline system” on our accompanying consolidated statement of income for the nine months ended September 30, 2013. We also recorded an income tax expense of $84 million related to this gain on sale for the nine months ended September 30, 2013, and we included this expense within “Income Tax Expense.” As of the date of sale, our equity investment in Express totaled $67 million and our note receivable due from Express totaled $110 million.

3. Debt
We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our accompanying consolidated statements of income using the effective interest rate method. The following table provides detail on the principal amount of our outstanding debt. The table amounts exclude all debt fair value adjustments, including debt discounts and premiums (in millions).

	September 30, 2014	December 31, 2013
KMEP borrowings:
Senior notes, 2.65% through 9.00%, due 2014 through 2044(a)	$18,300	$15,600
Commercial paper borrowings(b)	135	979
Credit facility due May 1, 2018(c)	—	—
Subsidiary borrowings (as obligor):
TGP - Senior Notes, 7.00% through 8.375%, due 2016 through 2037	1,790	1,790
EPNG - Senior Notes, 5.95% through 8.625%, due 2017 through 2032	1,115	1,115
Copano - Senior Notes, 7.125%, due April 1, 2021	332	332
Other miscellaneous subsidiary debt	97	98
Total debt	21,769	19,914
Less: Current portion of debt(d)	(959)	(1,504)
Total long-term debt(e)	$20,810	$18,410
__________

(a)
All of our fixed rate senior notes provide that we may redeem the notes at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium.

(b)
As of September 30, 2014 and December 31, 2013, the average interest rate on our outstanding commercial paper borrowings was 0.27% and 0.28%, respectively. The borrowings under our commercial paper program were used principally to finance the acquisitions and capital expansions, and in the near term, we expect that our short-term liquidity and financing needs will be met primarily through borrowings made under our commercial paper program.

(c)	See “—Credit Facilities” below.

(d)	Amounts include outstanding commercial paper borrowings, discussed above in footnote (b).

(e)
As of September 30, 2014 and December 31, 2013, our “Debt fair value adjustments” increased our debt balances by $1,212 million and $1,214 million, respectively. In addition to all unamortized debt discount/premium amounts and purchase accounting on our debt balances, our debt fair value adjustments also include (i) amounts associated with the offsetting entry for hedged debt and (ii) any unamortized portion of proceeds received from the early termination of interest rate swap agreements. For further information about our debt fair value adjustments, see Note 5 “Risk Management—Debt Fair Value Adjustments.”

Credit Facilities
The following discussions represent the primary revolving credit facility that was available to KMP as of September 30, 2014.  Additionally, on September 19, 2014, in anticipation of the announced Merger Transactions, KMI entered into an agreement for a Replacement Facility as discussed in Note 1, “General-Recent Developments,” that would replace our existing credit facility upon the consummation of the Merger Transactions.

As of both September 30, 2014 and December 31, 2013, we had no borrowings under our $2.7 billion five-year senior unsecured revolving credit facility maturing May 1, 2018. Borrowings under our revolving credit facility can be used for general partnership purposes and as a backup for our commercial paper program. Similarly, borrowings under our commercial paper program reduce the borrowings allowed under our credit facility.

We had, as of September 30, 2014, $2,355 million of borrowing capacity available under our credit facility. The amount available for borrowing under our credit facility was reduced by a combined amount of $345 million, consisting of (i) $135 million of commercial paper borrowings; and (ii) $210 million of letters of credit.

Changes in Debt
In the first nine months of 2014, we completed two separate public offerings of senior notes.  We received net proceeds as follows (i) $1,482 million from a February 24, 2014 public offering with a combined total of $1.5 billion in principal amount of senior notes in two separate series, consisting of $750 million of 3.50% notes due March 1, 2021 and $750 million of 5.50% notes due March 1, 2044 and (ii) $1,190 million from a September 11, 2014 public offering with a combined total of $1.2 billion in principal amount of senior notes in two separate series, consisting of $650 million of 4.25% notes due September 1, 2024 and $550 million of 5.40% notes due September 1, 2044. We used the proceeds from our two public offerings to reduce the borrowings under our commercial paper program (reducing our commercial paper borrowings).

4. Partners’ Capital

Equity Issuances
For the nine month period ended September 30, 2014, our equity issuances, which were used to reduce borrowings under our commercial paper program, consisted of the following:

•	on February 24, 2014, we issued, in a public offering, 7,935,000 of our common units at a price of $78.32 per unit, resulting in net proceeds of $603 million;

•
during the nine months ended September 30, 2014, we issued 5,513,424 of our common units pursuant to our equity distribution agreements with UBS (including 198,110 common units to settle sales made on or before December 31, 2013), resulting in net proceeds of $441 million; and

•
during the nine months ended September 30, 2014, we issued 1,734,513 i-units to KMR (including 76,100 i-units to settle sales made on or before December 31, 2013), resulting in net proceeds of $134 million.

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

Partnership Distributions
The following table provides information about our distributions (in millions except per unit and i-unit distributions amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Per unit cash distribution declared for the period	$1.40	$1.35	$4.17	$3.97
Per unit cash distribution paid in the period	$1.39	$1.32	$4.13	$3.91
Cash distributions paid in the period to all partners(a)(b)	$944	$845	$2,757	$2,332
i-unit distributions made in the period to KMR(c)	2,283,909	1,880,172	6,907,981	5,411,720
General Partner’s incentive distribution(d):
Declared for the period(e)	$471	$434	$1,383	$1,248
Paid in the period(b)(c)(f)	$463	$416	$1,357	$1,198
______________

(a)	Consisting of our common and Class B unitholders, our general partner and noncontrolling interests.

(b)	The period-to-period increases in distributions paid primarily reflect the increases in amounts distributed per unit as well as the issuance of additional units.

(c)
Under the terms of our partnership agreement, we agreed that we will not, except in liquidation, make a distribution on an i-unit other than in additional i-units or a security that has in all material respects the same rights and privileges as our i-units.  The number of i-units we distribute to KMR is based upon the amount of cash we distribute to the owners of our common units. When cash is paid to the holders of our common units, we will issue additional i-units to KMR.  The fraction of an i-unit paid per i-unit owned by KMR will have a value based on the cash payment on the common units.  If additional units are distributed to the holders of our common units, we will issue an equivalent amount of i-units to KMR based on the number of i-units it owns. Based on the preceding, the i-units we distributed were based on the $1.39 and $1.32 per unit paid to our common unitholders during the third quarters of 2014 and 2013, respectively, and the $4.13 and $3.91 per unit paid to our common unitholders during the first nine months of 2014 and 2013, respectively.

(d)	Incentive distribution does not include the general partner’s initial 2% distribution of available cash.

(e)
Amounts are net of waived incentive distributions of $33 million and $25 million for the three months ended September 30, 2014 and 2013, respectively, and $99 million and $54 million for the nine months ended September 30, 2014 and 2013, respectively, related to certain acquisitions. In addition, our general partner agreed to waive a portion of our future incentive distributions amounts equal to $34 million for our fourth quarter in 2014, $139 million for 2015, $116 million for 2016, $105 million for 2017, and annual amounts thereafter decreasing by $5 million per year from the 2017 level related to certain acquisitions.

(f)
Amounts are net of waived incentive distributions of $33 million and $25 million for the three months ended September 30, 2014 and 2013, respectively, and $91 million and $36 million for the nine months ended September 30, 2014 and 2013, respectively, related to certain acquisitions.

For additional information about our partnership distributions, see Note 11 “Related Party Transactions—Partnership Interests and Distributions” to our consolidated financial statements included in our 2013 Form 10-K.
Subsequent Events
On October 15, 2014, we declared a cash distribution of $1.40 per unit for the quarterly period ended September 30, 2014.  The distribution will be paid on November 14, 2014 to unitholders of record as of October 31, 2014. KMR will receive a distribution of additional i-units based on the $1.40 distribution per common unit. For each outstanding i-unit that KMR holds, a fraction of an i-unit will be issued. This fraction will be determined by dividing:

•	$1.40, the cash amount distributed per common unit
by

•
the average of KMR’s shares’ closing market prices from October 15-28, 2014, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the NYSE.

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

Energy Commodity Price Risk Management
As of September 30, 2014, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(22.3)	MMBbl
Natural gas fixed price	(25.3)	Bcf
Natural gas basis	(23.5)	Bcf
Derivatives not designated as hedging contracts
Crude oil fixed price	(0.2)	MMBbl
Crude oil basis	(3.3)	MMBbl
Natural gas fixed price	(4.5)	Bcf
Natural gas basis	(4.1)	Bcf
NGL fixed price	(0.4)	MMBbl

As of September 30, 2014, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2018.

Interest Rate Risk Management

As of September 30, 2014, we had a combined notional principal amount of $5,775 million of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread. All of our swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of September 30, 2014, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

As of December 31, 2013, we had a combined notional principal amount of $4,675 million of fixed-to-variable interest rate swap agreements. In February 2014, we entered into four separate fixed-to-variable interest rate swap agreements having a combined notional principal amount of $500 million. These agreements effectively convert a portion of the interest expense associated with our 3.50% senior notes due March 1, 2021, from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread. Additionally, in September 2014, we entered into five separate fixed-to-variable interest rate swap agreements having a combined notional principal amount of $600 million. These agreements effectively convert a portion of the interest expense associated with our 4.25% senior notes due September 1, 2024, from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread.

Fair Value of Derivative Contracts

The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets (in millions):
Fair Value of Derivative Contracts

		Asset derivatives		Liability derivatives
		September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	Balance sheet location	Fair value	Fair value	Fair value	Fair value
Derivatives designated as hedging contracts
Energy commodity derivative contracts	Other current assets/(Other current liabilities)	$42	$18	$(12)	$(33)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	18	58	(22)	(30)
Subtotal		60	76	(34)	(63)
Interest rate swap agreements	Other current assets/(Other current liabilities)	111	76	(2)	—
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	163	141	(68)	(116)
Subtotal		274	217	(70)	(116)
Total		334	293	(104)	(179)
Derivatives not designated as hedging contracts
Energy commodity derivative contracts	Other current assets/(Other current liabilities)	7	4	(5)	(5)
Total		7	4	(5)	(5)
Total derivatives		$341	$297	$(109)	$(184)

Debt Fair Value Adjustments

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Debt fair value adjustments” on our accompanying consolidated balance sheets. Our “Debt fair value adjustments” also include all unamortized debt discount/premium amounts, purchase accounting on our debt balances, and any unamortized portion of proceeds received from the early termination of interest rate swap agreements. As of September 30, 2014 and December 31, 2013, these fair value adjustments to our debt balances included (i) $597 million and $645 million, respectively, associated with fair value adjustments to our debt previously recorded in purchase accounting; (ii) $204 million and $101 million, respectively, associated with the offsetting entry for hedged debt; (iii) $470 million and $517 million, respectively, associated with unamortized premium from the termination of interest rate swap agreements; and offset by (iv) $59 million and $49 million, respectively, associated with unamortized debt discount amounts. As of September 30, 2014, the weighted-average amortization period of the unamortized premium from the termination of the interest rate swaps was approximately 16 years.

Effect of Derivative Contracts on the Income Statement
The following three tables summarize the impact of our derivative contracts on our accompanying consolidated statements of income (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives and related hedged item(a)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Interest rate swap agreements	Interest expense	$(21)	$(23)	$103	$(317)
Total		$(21)	$(23)	$103	$(317)
Fixed rate debt	Interest expense	$21	$23	$(103)	$317
Total		$21	$23	$(103)	$317
______________

(a)
Amounts reflect the change in the fair value of interest rate swap agreements and the change in the fair value of the associated fixed rate debt, which exactly offset each other as a result of no hedge ineffectiveness.

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in other comprehensive income on derivative (effective portion)(a)		Location of gain/(loss) reclassified from Accumulated other comprehensive income into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated other comprehensive income into income (effective portion)(b)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013		2014	2013		2014	2013
Energy commodity derivative contracts	$156	$(102)	Revenues-Natural gas sales	$6	$—	Revenues-Natural gas sales	$—	$—
			Revenues-Product sales and other	(4)	(30)	Revenues-Product sales and other	26	(8)
			Costs of sales	(1)	5	Costs of sales	—	—
Total	$156	$(102)	Total	$1	$(25)	Total	$26	$(8)

	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013		2014	2013
Energy commodity derivative contracts	$(13)	$(73)	Revenues-Natural gas sales	$(6)	$—	Revenues-Natural gas sales	$—	$—
			Revenues-Product sales and other	(36)	(15)	Revenues-Product sales and other	(6)	(2)
			Costs of sales	7	—	Costs of sales	—	—
Total	$(13)	$(73)	Total	$(35)	$(15)	Total	$(6)	$(2)
______________

(a)
We expect to reclassify an approximate $33 million gain associated with energy commodity price risk management activities included in our Partners’ Capital as of September 30, 2014 into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

(b)	Amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).

Derivatives not designated as accounting hedges	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Energy commodity derivative contracts	Revenues-Natural gas sales	$4	$—	$(12)	$—
	Revenues-Product sales and other	5	(11)	4	(7)
	Costs of sales	(3)	2	4	2
	Other expense (income)	—	(1)	(2)	(1)
Total		$6	$(10)	$(6)	$(6)

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
In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of both September 30, 2014 and December 31, 2013, we had no outstanding letters of credit supporting our hedging of energy commodity price risks associated with the sale of natural gas, NGL and crude oil.
We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring us to post additional collateral upon a decrease in our credit rating. As of September 30, 2014, we estimate that if our credit rating was downgraded one notch, we would be required to post no additional collateral to our counterparties. If we were downgraded two notches (that is, below investment grade), we would be required to post $2 million of additional collateral.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
Cumulative revenues, expenses, gains and losses that under GAAP are included within our comprehensive income but excluded from our earnings are reported as “Accumulated other comprehensive (loss) income” within “Partners’ Capital” in our consolidated balance sheets. Changes in the components of our “Accumulated other comprehensive (loss) income” not including non-controlling interests are summarized as follows (in millions):

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjs.	Total Accumulated other comprehensive income/(loss)
Balance as of December 31, 2013	$24	$(4)	$13	$33
Other comprehensive (loss) income before reclassifications	(13)	(104)	(4)	(121)
Amounts reclassified from accumulated other comprehensive income	35	—	—	35
Net current-period other comprehensive (loss) income	22	(104)	(4)	(86)
Balance as of September 30, 2014	$46	$(108)	$9	$(53)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjs.	Total Accumulated other comprehensive income/(loss)
Balance as of December 31, 2012	$66	$132	$(30)	$168
Other comprehensive (loss) income before reclassifications	(72)	(72)	32	(112)
Amounts reclassified from accumulated other comprehensive income	15	—	—	15
Net current-period other comprehensive (loss) income	(57)	(72)	32	(97)
Balance as of September 30, 2013	$9	$60	$2	$71

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

Fair Value of Derivative Contracts
The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts and (ii) interest rate swap agreements, based on the three levels established by the Codification (in millions). Certain of our derivative contracts are subject to master netting agreements.

	Balance Sheet asset fair value measurements using				Amounts not offset in the Balance Sheet		Net Amount
	Level 1	Level 2	Level 3	Gross Amount	Financial Instruments	Cash Collateral Held(b)
As of September 30, 2014
Energy commodity derivative contracts(a)	$4	$59	$4	$67	$(27)	$—	$40
Interest rate swap agreements	$—	$274	$—	$274	$(44)	$—	$230
As of December 31, 2013
Energy commodity derivative contracts(a)	$4	$46	$30	$80	$(44)	$—	$36
Interest rate swap agreements	$—	$217	$—	$217	$(28)	$—	$189

	Balance Sheet liability fair value measurements using				Amounts not offset in the Balance Sheet		Net Amount
	Level 1	Level 2	Level 3	Gross Amount	Financial Instruments	Cash Collateral Posted(c)
As of September 30, 2014
Energy commodity derivative contracts(a)	$(7)	$(21)	$(11)	$(39)	$27	$14	$2
Interest rate swap agreements	$—	$(70)	$—	$(70)	$44	$—	$(26)
As of December 31, 2013
Energy commodity derivative contracts(a)	$(6)	$(31)	$(31)	$(68)	$44	$17	$(7)
Interest rate swap agreements	$—	$(116)	$—	$(116)	$28	$—	$(88)
______________

(a)
Level 1 consists primarily of New York Mercantile Exchange natural gas futures. Level 2 consists primarily of OTC WTI swaps and natural gas basis swaps. Level 3 consists primarily of WTI options, NGL swaps and NGL options.

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

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts (in millions):
Significant unobservable inputs (Level 3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives-net asset (liability)
Beginning of Period	(31)	$18	$(1)	$3
Total gains or (losses):
Included in earnings	15	(14)	(3)	(8)
Included in other comprehensive income (loss)	10	(2)	—	(2)
Purchases(a)	—	—	—	18
Settlements	(1)	(4)	(3)	(13)
End of Period	$(7)	$(2)	$(7)	$(2)
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$16	$(13)	$(4)	$(11)
______________

(a)	Nine month 2013 amount represents the purchase of Level 3 energy commodity derivative contracts associated with our May 1, 2013 Copano acquisition.

As of September 30, 2014, our Level 3 derivative assets and liabilities consisted primarily of WTI options, NGL swaps and NGL options, where a significant portion of fair value is calculated from underlying market data that is not readily observable. The derived values use industry standard methodologies that may consider the historical relationships among various commodities, modeled market prices, time value, volatility factors and other relevant economic measures. The use of these inputs results is our management’s best estimate of fair value.

Fair Value of Financial Instruments
The estimated fair value of our outstanding debt balance (the carrying amounts below include both short-term and long-term debt and debt fair value adjustments), is disclosed below (in millions):

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair value	Carrying Value	Estimated Fair value
Total debt	$22,981	$23,597	$21,128	$21,550

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both September 30, 2014 and December 31, 2013.

7. Reportable Segments
We operate in five reportable business segments. These segments and their principal sources of revenues are as follows:

▪	Natural Gas Pipelines—the sale, transport, processing, treating, fractionation, storage and gathering of natural gas and NGL;

▪
CO2—the production, sale and transportation of crude oil from fields in the Permian Basin of West Texas and the production, transportation and marketing of CO2 used as a flooding medium for recovering crude oil from mature oil fields;

▪	Products Pipelines—the transportation and terminaling of refined petroleum products (including gasoline, diesel fuel and jet fuel), NGL, crude oil and condensate, and bio-fuels;

▪	Terminals—the transloading and storing of refined petroleum products, crude oil, condensate, and bulk products, including coal, petroleum coke, cement, alumina, salt and other bulk chemicals; and

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Natural Gas Pipelines
Revenues from external customers	$2,399	$2,023	$6,685	$5,088
Intersegment revenues	—	—	2	—
CO2	508	456	1,445	1,345
Products Pipelines	520	474	1,578	1,371
Terminals
Revenues from external customers	433	354	$1,244	$1,034
Intersegment revenues	—	—	1	1
Kinder Morgan Canada	73	74	210	221
Total segment revenues	3,933	3,381	11,165	9,060
Less: Total intersegment revenues	—	—	(3)	(1)
Total consolidated revenues	$3,933	$3,381	$11,162	$9,059

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment EBDA(a)
Natural Gas Pipelines(b)	$863	$635	$2,221	$2,315
CO2	388	340	1,083	1,040
Products Pipelines(c)	222	202	633	399
Terminals	249	217	696	610
Kinder Morgan Canada(d)	50	43	138	286
Segment EBDA	1,772	1,437	4,771	4,650
Total segment DD&A expense	(427)	(377)	(1,234)	(1,062)
Total segment amortization of excess cost of investments	(3)	(3)	(11)	(7)
General and administrative expense	(126)	(136)	(411)	(433)
Interest expense, net of unallocable interest income	(238)	(220)	(708)	(637)
Unallocable income tax expense	(2)	(4)	(8)	(10)
Loss from discontinued operations	—	—	—	(2)
Total consolidated net income	$976	$697	$2,399	$2,499

	September 30, 2014	December 31, 2013
Assets
Natural Gas Pipelines	$26,140	$25,721
CO2	3,224	2,954
Products Pipelines	5,906	5,488
Terminals	7,727	6,124
Kinder Morgan Canada	1,620	1,678
Total segment assets	44,617	41,965
Corporate assets(e)	723	799
Total Consolidated Assets	$45,340	$42,764
______________

(a)
Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other income, net. Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)
Nine month 2013 amount includes a $558 million non-cash gain from the remeasurement of our previously held equity interest in Eagle Ford to fair value (discussed further in Note 2 “Acquisitions and Divestitures—Acquisitions—Other”). The three month and nine month 2014 amounts include a $198 million increase associated with the early termination of a long-term natural gas transportation contract on our Kinder Morgan Louisiana pipeline system.

(c)	Nine month 2013 amount includes a $177 million increase in operating expense associated with adjustments to legal liabilities.

(d)
Three and nine month 2013 amounts include a $1 million decrease and a $140 million increase, respectively, from after-tax loss and gain amounts on the sale of our investments in the Express pipeline system.

(e)
Includes cash and cash equivalents; margin and restricted deposits; unallocable interest receivable, prepaid assets and deferred charges, and risk management assets related to debt fair value adjustments.

8. Related Party Transactions
Asset Acquisitions and Sales

From time to time in the ordinary course of business, we buy and sell assets and related services to/from KMI and its subsidiaries.  Such transactions are conducted in accordance with all applicable laws and regulations and on an arms’-length basis consistent with our policies governing such transactions.  In conjunction with our acquisition of (i) certain Natural Gas Pipelines assets and partnership interests from KMI in December 1999 and December 2000; (ii) TransColorado Gas Transmission Company LLC from KMI in November 2004; (iii) TGP and 50% of EPNG from KMI in August 2012; and (iv) the March 2013 drop-down asset group, KMI has agreed to indemnify us and our general partner with respect to approximately $5.9 billion of our debt as of September 30, 2014. KMI would be obligated to perform under this indemnity only if we are unable, and/or our assets were insufficient, to satisfy our obligations.

Contingent Debt

Our contingent debt disclosures pertain to certain types of guarantees or indemnifications we have made and cover certain types of guarantees included within debt agreements, even if the likelihood of requiring our performance under such guarantees or indemnifications is remote.  As of September 30, 2014 and December 31, 2013, our contingent debt obligations, as well as our obligations with respect to related letters of credit, totaled $80 million and $74 million, respectively.

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
Federal Energy Regulatory Commission Proceedings
The tariffs and rates charged by SFPP and EPNG are subject to a number of ongoing proceedings at the FERC. A substantial portion of our legal reserves relate to these FERC cases and the CPUC cases, as described below.
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
EPNG
The tariffs and rates charged by EPNG are subject to two ongoing FERC proceedings (the “2008 rate case” and the “2010 rate case”). With respect to the 2008 rate case, the FERC issued its decision (Opinion 517) in May 2012. EPNG implemented certain aspects of that decision and believes it has an appropriate reserve related to the findings in Opinion 517. EPNG has sought rehearing on Opinion 517. With respect to the 2010 rate case, the FERC issued its decision (Opinion 528) on October 17, 2013. EPNG sought rehearing on certain issues in Opinion 528. As required by Opinion 528, EPNG filed revised pro forma recalculated rates consistent with the terms of Opinion 528. The FERC also required an Administrative Law Judge (ALJ) to conduct an additional hearing concerning one of the issues in Opinion 528. On September 17, 2014, the ALJ issued an initial decision finding certain shippers qualify for lower rates under a prior settlement. EPNG has sought FERC review of the ALJ decision and believes it has an appropriate reserve related to the findings in Opinion 528.

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

On May 26, 2011, the CPUC issued a decision in several intrastate rate cases involving SFPP and a number of its shippers (the “Long” cases).  The decision included determinations on issues, such as SFPP’s entitlement to an income tax allowance, allocation of environmental expenses, and refund liability which we asserted are contrary both to CPUC policy and precedent and to established federal regulatory policies for pipelines. On March 8, 2012, the CPUC issued another decision related to the Long cases. This decision largely reflected the determinations made on May 26, 2011, including the denial of an income tax allowance for SFPP. On March 23, 2012, SFPP filed a petition for writ of review in the California Court of Appeals, seeking a court order vacating the CPUC’s determination that SFPP is not entitled to recover an income tax allowance in its intrastate rates. The Court denied SFPP’s petition, and on October 16, 2013, the California Supreme Court declined SFPP’s request for further review. The precise impact of the now final state rulings denying SFPP an income tax allowance, together with other pending ratemaking issues, are subject to further consideration and determination by the CPUC if the matter is not settled as described below.

On April 6, 2011, in proceedings unrelated to the above-referenced CPUC dockets, a CPUC administrative law judge issued a proposed decision (Bemesderfer case) substantially reducing SFPP’s authorized cost of service and ordering SFPP to pay refunds from May 24, 2007 to the present of revenues collected in excess of the authorized cost of service. The proposed decision was subsequently withdrawn, and the presiding administrative law judge is expected to reissue a proposed decision at some indeterminate time in the future if the matter is not settled as described below.

On January 30, 2012, SFPP filed an application reducing its intrastate rates by approximately 7%. This matter remains pending before the CPUC.

On July 19, 2013, Calnev filed an application with the CPUC requesting a 36% increase in its intrastate rates. A decision from the CPUC approving the requested rate increase was issued on November 14, 2013.

On November 27, 2013, the CPUC issued its Order to Show Cause directing SFPP to demonstrate whether or not the CPUC should require immediate refund payments associated with various pending SFPP rate matters. Subsequently, the CPUC issued an order directing SFPP and its shippers to engage in mandatory settlement discussions. On April 3, 2014, the CPUC issued its ruling suspending proceedings in all pending SFPP matters until October 1, 2014 or the date upon which SFPP and its shippers inform the CPUC that SFPP and its shippers have reached settlement of all pending matters or failed to do so.

On October 3, 2014, SFPP and its shippers executed a global settlement resolving all pending CPUC proceedings and submitted the proposed settlement to the CPUC for its consideration and approval, which approval is anticipated before year-end 2014. The settlement includes refunds in the amount of $319 million, which is consistent with the established reserve amounts. It also includes a three year moratorium on new rate filings or complaints and establishes current rates consistent with the revenues recognized by SFPP in 2014. The settlement has been filed with the Administrative Law Judges handling the various proceedings. Approval is expected in the fourth quarter, at which time the refund amount will be paid. As of September 30, 2014, we believe our legal reserve is adequate such that the refund will not have an adverse impact on KMEP’s fourth quarter results of operations or KMEP’s 2014 outlook for distribution to its limited partners.

Other Commercial Matters
Union Pacific Railroad Company Easements
SFPP and Union Pacific Railroad Company (UPRR) are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten-year period beginning January 1, 2004 (Union Pacific Railroad Company v. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In September 2011, the trial judge determined that the annual rent payable as of January 1, 2004 was $14 million, subject to annual consumer price index increases. Judgment was entered by the Superior Court on May 29, 2012 and SFPP appealed the judgment. If the judgment is upheld on appeal, SFPP would owe approximately $97 million in back rent. Accordingly, we have increased our rights-of-way liability to cover this potential liability for back rent. In addition, the trial judge determined that UPRR is entitled to approximately $20 million for interest through the date of the judgment on the outstanding back rent liability. We believe the award of interest is without merit and are pursuing our appellate rights. On June 27, 2014, the California Court of Appeals heard oral argument and requested that the parties submit supplemental briefing on the following issues: whether the UPRR ever had sufficient ownership interests to allow it to grant subsurface easements in land granted to it by Congress; whether there is sufficient evidence in the record on this question; and assuming that the UPRR did not have sufficient ownership interests to grant subsurface easements and that its rental agreements with SFPP were invalid, whether the parties can limit the scope of the Court’s inquiry on appeal by not disputing the underlying rights of the railroad. A decision is anticipated by the Court of Appeals in 2014.
By notice dated October 25, 2013, UPRR demanded the payment of $22.25 million in rent for the first year of the next ten-year period beginning January 1, 2014. SFPP rejected the demand and the parties are pursuing the dispute resolution procedure in their contract to determine the rental adjustment, if any, for such period.
SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right-of-way and the safety standards that govern relocations. In July 2006, a trial before a judge regarding the circumstances under which SFPP must pay for relocations concluded, and the judge determined that SFPP must pay for any relocations resulting from any legitimate business purpose of the UPRR. SFPP appealed this decision, and in December 2008, the appellate court affirmed the decision. In addition, UPRR contends that SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way Association (AREMA) standards in determining when relocations are necessary and in completing relocations. Each party is seeking declaratory relief with respect to its positions regarding the application of these standards with respect to relocations. A trial occurred in the fourth quarter of 2011, with a verdict having been reached that SFPP was obligated to comply with AREMA standards in connection with a railroad project in Beaumont Hills, California. On June 13, 2014, the trial court issued a statement of decision addressing all of the causes of action and defenses and resolved those matters against SFPP, consistent with the jury’s verdict. SFPP will appeal the judgment which was signed on July 15, 2014. If the judgment is affirmed on appeal, SFPP will be required to pay a judgment of $42.5 million plus any accrued post judgment interest.
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
Severstal Sparrows Point Crane Collapse
On June 4, 2008, a bridge crane owned by Severstal and located in Sparrows Point, Maryland collapsed while being operated by our subsidiary Kinder Morgan Bulk Terminals, Inc. (KMBT). According to our investigation, the collapse was caused by unexpected, sudden and extreme winds. On June 24, 2009, Severstal filed suit against KMBT in the U.S. District Court for the District of Maryland, Case No. 09CV1668-WMN. Severstal and its successor in interest, RG Steel, allege that KMBT was contractually obligated to replace the collapsed crane and that its employees were negligent in failing to properly secure the crane prior to the collapse. RG Steel seeks to recover in excess of $30 million for the alleged value of the crane and lost profits. KMBT denies each of RG Steel’s allegations. A bench trial occurred in November 2013. On March 6, 2014, the Court issued findings of fact and conclusions of law and entered judgment against KMBT in the amount of $13.8 million, which was later amended to $15.6 million by order dated May 6, 2014. KMBT has filed a notice of appeal of the judgment.
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
General
As of September 30, 2014 and December 31, 2013, our total reserve for legal matters was $693 million and $611 million, respectively. The reserve primarily relates to various claims from regulatory proceedings arising from our products pipeline and natural gas pipeline transportation rates.

Other
Litigation Relating to the Mergers

Four putative class action lawsuits were filed in the Court of Chancery of the State of Delaware in connection with the proposed Merger Transactions: (i) William Bryce Arendt v. Kinder Morgan Energy Partners, L.P., et al., Case No. 10093-VCL; (ii) The Haynes Family Trust U/A. v. Kinder Morgan Energy Partners, L.P., et al., Case No. 10118-VCL; (iii) George H. Edwards, et al., v. El Paso Pipeline Partners, L.P., et al., Case No. 10160-VCL; and (iv) Irwin Berlin v. Kinder Morgan Energy Partners, L.P., et al., Case No. 10191-VCL. On September 28, 2014, the Arendt and Haynes actions were consolidated under the caption In re Kinder Morgan Energy Partners, L.P. Unitholders Litigation, Case No. 10093-VCL, with the complaint in the Haynes action designated as the operative complaint. Among the relief sought in the complaints filed in these lawsuits is to enjoin one or more of the proposed Merger Transactions.

The plaintiffs in the In re Kinder Morgan Energy Partners, L.P. Unitholders Litigation action allege that (i) KMR, KMGP, and individual defendants breached the express terms of and their duties under the KMEP partnership agreement, including the implied duty of good faith and fair dealing, by entering into the KMP Transaction and by failing to adequately disclose material facts related to the transaction; (ii) KMI aided and abetted such breach; and (iii) KMI tortiously interfered with the rights of the plaintiffs and the putative class under the KMEP partnership agreement by causing KMGP and the individual defendants to breach their duties under the KMEP partnership agreement. Further, plaintiffs allege that the KMEP partnership agreement mandates that the transaction be approved by two-thirds of KMEP’s limited partner interests. On September 26, 2014, plaintiffs filed a motion for expedited proceedings. On September 29, 2014, plaintiffs filed a motion for a preliminary injunction seeking to enjoin the KMEP vote.

In the George H. Edwards, et al. v. El Paso Pipeline Partners, L.P., et al. action, plaintiffs allege that (i) El Paso Pipeline GP Company, L.L.C. (EPGP) breached the implied duty of good faith and fair dealing by approving the EPB transaction in bad faith; (ii) EPGP, the EPGP directors named as defendants, E Merger Sub LLC, and KMI aided and abetted such breach; (iii) EPGP breached its duties under the EPB partnership agreement, including the implied duty of good faith and fair dealing; and (iv) EPB, the EPGP directors named as defendants, E Merger Sub LLC, and KMI aided and abetted such breach and tortiously interfered with the rights of the EPB unitholders under the EPB partnership agreement.

The plaintiffs also allege that (i) KMR and KMGP breached their duties under the KMEP partnership agreement including the implied duty of good faith and fair dealing; and (ii) KMEP, the KMGP directors named as defendants, P Merger Sub LLC, and KMI aided and abetted such breach and tortiously interfered with the rights of the KMEP unitholders under the KMEP partnership agreement. In addition, plaintiffs allege that KMR and KMGP breached the residual fiduciary duties owed to KMEP unitholders, and KMEP, the KMGP directors named as defendants, P Merger Sub LLC, and KMI aided and abetted such breach. Finally, plaintiffs allege that the KMEP partnership agreement mandates that the KMEP merger be approved, alternatively, by at least 95% of all of KMEP’s limited partner interests, by at least two-thirds of KMEP’s limited partner interests, or by at least two-thirds of KMEP’s common unitholders. On September 26, 2014, plaintiffs filed a motion for expedited discovery, and a motion for a preliminary injunction seeking to enjoin the KMEP vote.

On October 7, 2014, the Court ruled that expedited discovery and expedited proceedings could proceed with respect to claims relating to the vote required to approve the KMP merger. The Court has scheduled a hearing on this matter for October 31, 2014.

In the Irwin Berlin v. Kinder Morgan Energy Partners, L.P., et al. action, plaintiff alleges that (i) KMR, KMGP, KMI, and members of the Board of Directors of KMGP breached their fiduciary duties by entering into the KMP Transaction and by failing to adequately disclose material facts related to the transaction; (ii) KMI aided and abetted such breach; and (iii) KMGP breached its duty of good faith and fair dealing. Although KMEP is listed as a defendant in the caption, no claims are asserted against it in the complaint.

The defendants believe the allegations against them lack merit, and they intend to vigorously defend these lawsuits.

In Re Kinder Morgan Energy Partners, L.P. Derivative Litigation

Putative class action and derivative complaints were filed in the Court of Chancery in the State of Delaware against defendants KMI, KMGP and nominal defendant KMEP on February 5, 2014 and March 27, 2014 captioned Slotoroff v. Kinder Morgan, Inc., Kinder Morgan G.P., Inc. et al (Case No. 9318) and Burns et al v. Kinder Morgan, Inc., Kinder Morgan G.P., Inc. et al (Case No. 9479) respectively. The cases were consolidated on April 8, 2014 (Consolidated Case No. 9318). The consolidated suit seeks to assert claims both individually and on behalf of a putative class consisting of all public holders of KMEP units during the period of February 5, 2011 through the date of the filing of the complaints. The suit alleges direct and derivative causes of action for breach of the partnership agreement, breach of the duty of good faith and fair dealing, aiding and abetting, and tortious interference. Among other things, the suit alleges that defendants made a bad faith allocation of capital expenditures to expansion capital expenditures rather than maintenance capital expenditures for the alleged purpose of “artificially” inflating KMEP’s distributions and growth rate. The suit seeks disgorgement of any distributions to KMGP, KMI and any related entities, beyond amounts that would have been distributed in accordance with a “good faith” allocation of maintenance capital expenses, together with other unspecified monetary damages including punitive damages and attorney fees. Defendants believe this suit is without merit and intend to defend it vigorously.
Walker v. Kinder Morgan, Inc., Kinder Morgan G.P., Inc. et al
On March 6, 2014, a putative class action and derivative complaint was filed in the District Court of Harris County, Texas (Case No. 2014-11872 in the 215th Judicial District) against KMI, KMGP, KMR, Richard D. Kinder, Steven J. Kean, Ted A. Gardner, Gary L. Hultquist, Perry M. Waughtal and nominal defendant KMEP. The suit was filed by Kenneth Walker, a purported unit holder of KMEP, and alleges direct and derivative causes of action for alleged violation of duties owed under the partnership agreement, breach of the implied covenant of good faith and fair dealing, “abuse of control” and “gross mismanagement” in connection with the calculation of distributions and allocation of capital expenditures to expansion capital expenditures and maintenance capital expenditures. The suit seeks unspecified money damages, interest, punitive damages, attorney and expert fees, costs and expenses, unspecified equitable relief, and demands a trial by jury. Defendants believe this suit is without merit and intend to defend it vigorously. By agreement of the parties, the case is stayed pending further resolution of In Re Kinder Morgan Energy Partners, L.P. Derivative Litigation described above.
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

Portland Harbor Superfund Site, Willamette River, Portland, Oregon
In December 2000, the EPA issued General Notice letters to potentially responsible parties including GATX Terminals Corporation (n/k/a KMLT). At that time, GATX owned two liquids terminals along the lower reach of the Willamette River, an industrialized area known as Portland Harbor. Portland Harbor is listed on the National Priorities List and is designated as a Superfund Site under CERCLA. A group of potentially responsible parties formed what is known as the Lower Willamette Group (LWG), of which KMLT is a non-voting member and pays a minimal fee to be part of the group. The LWG agreed to conduct the remedial investigation and feasibility study (RI/FS) leading to the proposed remedy for cleanup of the Portland Harbor site. Once the EPA determines the cleanup remedy from the remedial investigations and feasibility studies conducted during the last decade at the site, it will issue a Record of Decision. Currently, KMLT and 90 other parties are involved in an allocation process to determine each party’s respective share of the cleanup costs. This is a non-judicial allocation process. We are participating in the allocation process on behalf of KMLT and KMBT in connection with their current or former ownership or operation of four facilities located in Portland Harbor. We expect the allocation process to conclude in 2015. We also expect the LWG to complete the RI/FS process in 2015, after which the EPA is expected to develop a proposed plan leading to a Record of Decision targeted for 2017. It is anticipated that the cleanup activities will begin within one year of the issuance of the Record of Decision.
Roosevelt Irrigation District v. Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, L.P. , U.S. District Court, Arizona
The Roosevelt Irrigation District sued KMGP, KMEP and others under CERCLA for contamination of the water purveyor’s wells.  The First Amended Complaint sought $175 million in damages against approximately 70 defendants.  On August 6, 2013, plaintiffs filed their Second Amended Complaint seeking monetary damages in unspecified amounts and reducing the number of defendants to 26 including KMEP and SFPP. The claims now presented against KMEP and SFPP are related to alleged releases from a specific parcel within the SFPP Phoenix Terminal and the alleged impact of such releases on water wells owned by the plaintiffs and located in the vicinity of the Terminal. Our motion to dismiss the suit was denied on August 19, 2014 and we have filed an answer to the Second Amended Complaint.

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

This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board (RWQCB).  SFPP has completed the soil and groundwater remediation at the City of San Diego’s stadium property site and will continue quarterly sampling and monitoring through 2014 as part of the compliance evaluation required by the RWQCB. SFPP’s remediation effort is now focused on its adjacent Mission Valley Terminal site.

On May 7, 2013, the City of San Diego petitioned the California Superior Court for a writ of mandamus seeking an order setting aside the RWQCB’s approval of an amendment to our permit to increase the discharge of water from our groundwater treatment system to the City of San Diego’s municipal storm sewer system. On October 10, 2014, the court ruled that the City’s petition was moot and dismissed the case because the amendment to the permit was no longer required and had been rescinded by the RWQCB at the request of SFPP upon SFPP’s completion of soil and groundwater remediation at the City’s stadium property site.

Uranium Mines in Vicinity of Cameron, Arizona

In the 1950s and 1960s, Rare Metals Inc., an historical subsidiary of EPNG, operated approximately 20 uranium mines in the vicinity of Cameron, Arizona, many of which are located on the Navajo Indian Reservation.  The mining activities were in response to numerous incentives provided to industry by the U.S. to locate and produce domestic sources of uranium to support the Cold War-era nuclear weapons program.  In May 2012, EPNG received a general notice letter from the EPA notifying EPNG of the EPA’s investigation of certain sites and its determination that the EPA considers EPNG to be a potentially responsible party within the meaning of CERCLA.  In August 2013, EPNG and the EPA entered into an Administrative Order on Consent and Scope of Work, pursuant to which EPNG will conduct a radiological assessment of the surface of the mines.  On September 3, 2014, EPNG filed a complaint in the U.S. District Court for the District of Arizona (Case No. 3:14-08165-DGC) seeking cost recovery and contribution from the applicable federal government agencies toward the cost of environmental activities associated with the mines, given the pervasive control of such federal agencies over all aspects of the nuclear weapons program.

PHMSA Inspection of Carteret Terminal, Carteret, New Jersey

On April 4, 2013, the PHMSA, Office of Pipeline Safety issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (NOPV) arising from an inspection at the KMLT, Carteret, New Jersey location on March 15, 2011, following a release and fire that occurred during maintenance activity on March 14, 2011. On July 17, 2013, KMLT entered into a Consent Agreement and Order with the PHMSA, pursuant to which KMLT paid a penalty of $63,100 and is required to complete ongoing pipeline integrity testing and other corrective measures by November 30, 2015.

Southeast Louisiana Flood Protection Litigation

On July 24, 2013, the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (SLFPA) filed a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana (Case No. 13-6911) against TGP and approximately 100 energy companies, alleging that defendants’ drilling, dredging, pipeline and industrial operations since the 1930’s have caused direct land loss and increased erosion and submergence resulting in alleged increased storm surge risk, increased flood protection costs and unspecified damages to the plaintiff. The SLFPA asserts claims for negligence, strict liability, public nuisance, private nuisance, and breach of contract. Among other relief, the petition seeks unspecified monetary damages, attorney fees, interest, and injunctive relief in the form of abatement and restoration of the alleged coastal land loss including but not limited to backfilling and re-vegetation of canals, wetlands and reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, and bank stabilization. On August 13, 2013, the suit was removed to the U.S. District Court for the Eastern District of Louisiana. On September 10, 2013, the SLFPA filed a motion to remand the case to the state district court for Orleans Parish. The Court denied the remand motion on June 27, 2014. Louisiana Act 544 went into effect on June 6, 2014 and specified the political entities authorized to institute litigation for environmental damage in the coastal zone. Under the Act, which was specifically made retroactive, we contend the SLFPA is not a valid plaintiff whereas the SLFPA contends the Act is unconstitutional. The parties filed numerous cross motions seeking a ruling on the enforceability of the Act and other potentially dispositive legal issues. Oral argument on pending motions will occur on November 12, 2014.

Plaquemines Parish Louisiana Coastal Zone Litigation
On November 8, 2013, the Parish of Plaquemines, Louisiana filed a petition for damages in the state district court for Plaquemines Parish, Louisiana (Docket No. 60-999) against TGP and 17 other energy companies, alleging that defendants’ oil and gas exploration, production and transportation operations in the Bastian Bay, Buras, Empire and Fort Jackson oil and gas fields of Plaquemines Parish caused substantial damage to the coastal waters and nearby lands (Coastal Zone) within the Parish, including the erosion of marshes and the discharge of oil waste and other pollutants which detrimentally affected the quality of state waters and plant and animal life, in violation of the State and Local Coastal Resources Management Act of 1978 (Coastal Zone Management Act). As a result of such alleged violations of the Coastal Zone Management Act, Plaquemines Parish seeks, among other relief, unspecified monetary relief, attorney fees, interest, and payment of costs necessary to restore the allegedly affected Coastal Zone to its original condition, including costs to clear, vegetate and detoxify the Coastal Zone. On December 18, 2013, defendants removed the case to the U.S. District Court for the Eastern District of Louisiana. On January 14, 2014, the plaintiff filed a motion to remand the case to state court. On August 11, 2014, the court entered an order suspending a ruling on the remand motion and administratively closing the case, pending a ruling on plaintiff’s remand motion in another substantially similar case in the same federal court to which TGP is not a party.
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
General
Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of September 30, 2014 and December 31, 2013, our total reserve for environmental liabilities was $162 million and $168 million, respectively.
10. Recent Accounting Pronouncements
Accounting Standards Updates-Adopted
None of the Accounting Standards Updates (ASU) that we adopted and that became effective January 1, 2014 had a material impact on our consolidated financial statements. More information can be found in Note 17 “Recent Accounting Pronouncements” to our consolidated financial statements that were included in our 2013 Form 10-K.
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

11. Guarantee of Securities of Subsidiaries

KMEP has guaranteed the payment of Copano’s outstanding 7.125% senior notes due April 1, 2021 (referred to in this report as the “Guaranteed Notes”). Copano Energy Finance Corporation (Copano Finance Corp.), a direct subsidiary of Copano, is the co-issuer of the Guaranteed Notes. Excluding fair value adjustments, as of September 30, 2014, Copano had $332 million of Guaranteed Notes outstanding. Copano Finance Corp.’s obligations as a co-issuer and primary obligor are the same as and joint and several with the obligations of Copano as issuer, however, it has no subsidiaries and no independent assets or operations. Subject to the limitations set forth in the applicable supplemental indentures, KMEP’s guarantee is full and unconditional and guarantees the Guaranteed Notes through their maturity date. The prior periods presented herein have been retrospectively adjusted for a Copano reorganization that occurred on December 31, 2013.
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

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months ended September 30, 2014 (In Millions) (Unaudited)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Total Revenues	$—	$—	$3,933	$—	$3,933
Operating Costs, Expenses and Other
Costs of sales	—	—	1,640	—	1,640
Depreciation, depletion and amortization	—	—	427	—	427
Other operating expenses	—	9	696	—	705
Total Operating Costs, Expenses and Other	—	9	2,763	—	2,772
Operating (Loss) Income	—	(9)	1,170	—	1,161
Other Income (Expense), Net	966	46	(159)	(1,014)	(161)
Income Before Income Taxes	966	37	1,011	(1,014)	1,000
Income Tax Expense	(3)	—	(21)	—	(24)
Net Income	963	37	990	(1,014)	976
Net Income Attributable to Noncontrolling Interests	—	—	(13)	—	(13)
Net Income Attributable to KMEP	$963	$37	$977	$(1,014)	$963

Net Income	$963	$37	$990	$(1,014)	$976
Total Other Comprehensive Income	57	—	57	(57)	57
Comprehensive Income	1,020	37	1,047	(1,071)	1,033
Comprehensive Income Attributable to Noncontrolling Interests	—	—	(13)	—	(13)
Comprehensive Income Attributable to KMEP	$1,020	$37	$1,034	$(1,071)	$1,020

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months ended September 30, 2013 (In Millions) (Unaudited)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Total Revenues	$—	$—	$3,381	$—	$3,381
Operating Costs, Expenses and Other
Costs of sales	—	—	1,531	—	1,531
Depreciation, depletion and amortization	—	(2)	379	—	377
Other operating expenses	—	7	599	—	606
Total Operating Costs, Expenses and Other	—	5	2,509	—	2,514
Operating (Loss) Income	—	(5)	872	—	867
Other Income, Net	693	40	(148)	(735)	(150)
Income Before Income Taxes	693	35	724	(735)	717
Income Tax Expense	(4)	—	(16)	—	(20)
Net Income	689	35	708	(735)	697
Net Income Attributable to Noncontrolling Interests	—	—	(8)	—	(8)
Net Income Attributable to KMEP	$689	$35	$700	$(735)	$689

Net Income	$689	$35	$708	$(735)	$697
Total Other Comprehensive (Loss)	(4)	—	(4)	4	(4)
Comprehensive Income	685	35	704	(731)	693
Comprehensive Income Attributable to Noncontrolling Interests	—	—	(8)	—	(8)
Comprehensive Income Attributable to KMEP	$685	$35	$696	$(731)	$685

Condensed Consolidating Statements of Income and Comprehensive Income for the Nine Months ended September 30, 2014 (In Millions) (Unaudited)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Total Revenues	$—	$—	$11,162	$—	$11,162
Operating Costs, Expenses and Other
Costs of sales	—	—	4,880	—	4,880
Depreciation, depletion and amortization	—	—	1,234	—	1,234
Other operating expenses	—	24	2,075	—	2,099
Total Operating Costs, Expenses and Other	—	24	8,189	—	8,213
Operating (Loss) Income	—	(24)	2,973	—	2,949
Other Income (Expense), Net	2,378	124	(482)	(2,506)	(486)
Income Before Income Taxes	2,378	100	2,491	(2,506)	2,463
Income Tax Expense	(8)	—	(56)	—	(64)
Net Income	2,370	100	2,435	(2,506)	2,399
Net Income Attributable to Noncontrolling Interests	—	—	(29)	—	(29)
Net Income Attributable to KMEP	$2,370	$100	$2,406	$(2,506)	$2,370

Net Income	$2,370	$100	$2,435	$(2,506)	$2,399
Total Other Comprehensive (Loss)	(86)	—	(87)	86	(87)
Comprehensive Income	2,284	100	2,348	(2,420)	2,312
Comprehensive Income Attributable to Noncontrolling Interests	—	—	(28)	—	(28)
Comprehensive Income Attributable to KMEP	$2,284	$100	$2,320	$(2,420)	$2,284

Condensed Consolidating Statements of Income and Comprehensive Income for the Nine Months ended September 30, 2013 (In Millions) (Unaudited)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Total Revenues	$—	$—	$9,059	$—	$9,059
Operating Costs, Expenses and Other
Costs of sales	—	—	3,736	—	3,736
Depreciation, depletion and amortization	—	—	1,062	—	1,062
Other operating expenses	—	33	1,976	—	2,009
Total Operating Costs, Expenses and Other	—	33	6,774	—	6,807
Operating (Loss) Income	—	(33)	2,285	—	2,252
Other Income, Net	2,482	75	389	(2,550)	396
Income from Continuing Operations Before Income Taxes	2,482	42	2,674	(2,550)	2,648
Income Tax Expense	(10)	—	(137)	—	(147)
Income from Continuing Operations	2,472	42	2,537	(2,550)	2,501
Loss from Discontinued Operations	—	—	(2)	—	(2)
Net Income	2,472	42	2,535	(2,550)	2,499
Net Income Attributable to Noncontrolling Interests	—	—	(27)	—	(27)
Net Income Attributable to KMEP	$2,472	$42	$2,508	$(2,550)	$2,472

Net Income	$2,472	$42	$2,535	$(2,550)	$2,499
Total Other Comprehensive (Loss)	(97)	—	(98)	97	(98)
Comprehensive Income	2,375	42	2,437	(2,453)	2,401
Comprehensive Income Attributable to Noncontrolling Interests	—	—	(26)	—	(26)
Comprehensive Income Attributable to KMEP	$2,375	$42	$2,411	$(2,453)	$2,375

Condensed Consolidating Balance Sheets as of September 30, 2014 (In Millions) (Unaudited)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
ASSETS
Cash and cash equivalents	$42	$—	$226	$—	$268
All other current assets	3,727	2	2,163	(3,576)	2,316
Property, plant and equipment, net	—	15	29,827	—	29,842
Investments	—	—	2,400	—	2,400
Investments in subsidiaries	13,772	3,745	—	(17,517)	—
Goodwill	—	920	5,790	—	6,710
Notes receivable from affiliates	19,083	—	—	(19,083)	—
Other non-current assets	265	—	3,539	—	3,804
Total Assets	$36,889	$4,682	$43,945	$(40,176)	$45,340

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities
Current portion of debt	$959	$—	$—	$—	$959
All other current liabilities	152	108	6,338	(3,576)	3,022
Total long-term debt	18,091	388	3,543	—	22,022
Notes payable to affiliates	—	793	18,290	(19,083)	—
Deferred income taxes	—	2	294	—	296
Other long-term liabilities and deferred credits	132	1	857	—	990
Total Liabilities	19,334	1,292	29,322	(22,659)	27,289
Partners’ Capital
Total KMEP Partners’ Capital	17,555	3,390	14,127	(17,517)	17,555
Noncontrolling interests	—	—	496	—	496
Total Partners’ Capital	17,555	3,390	14,623	(17,517)	18,051
Total Liabilities and Partners’ Capital	$36,889	$4,682	$43,945	$(40,176)	$45,340

Condensed Consolidating Balance Sheets as of December 31, 2013 (In Millions)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
ASSETS
Cash and cash equivalents	$10	$1	$393	$—	$404
All other current assets	3,071	13	2,151	(2,971)	2,264
Property, plant and equipment, net	—	170	27,235	—	27,405
Investments	—	—	2,233	—	2,233
Investments in subsidiaries	13,931	4,430	—	(18,361)	—
Goodwill	—	813	5,734	—	6,547
Notes receivable from affiliates	17,284	—	—	(17,284)	—
Other non-current assets	233	—	3,678	—	3,911
Total Assets	$34,529	$5,427	$41,424	$(38,616)	$42,764

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities
Current portion of debt	$1,504	$—	$—	$—	$1,504
All other current liabilities	407	107	5,530	(2,971)	3,073
Total long-term debt	15,644	393	3,587	—	19,624
Notes payable to affiliates	—	907	16,377	(17,284)	—
Deferred income taxes	—	2	283	—	285
Other long-term liabilities and deferred credits	173	—	884	—	1,057
Total Liabilities	17,728	1,409	26,661	(20,255)	25,543
Partners’ Capital
Total KMEP Partners’ Capital	16,801	4,018	14,343	(18,361)	16,801
Noncontrolling interests	—	—	420	—	420
Total Partners’ Capital	16,801	4,018	14,763	(18,361)	17,221
Total Liabilities and Partners’ Capital	$34,529	$5,427	$41,424	$(38,616)	$42,764

Condensed Consolidating Statements of Cash Flow for the Nine Months ended September 30, 2014 (In Millions) (Unaudited)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Net Cash Provided by (Used in) Operating Activities	$2,406	$(35)	$4,352	$(3,247)	$3,476
Cash Flows From Investing Activities
Acquisitions of assets and investments, net of cash acquired	—	—	(1,100)	—	(1,100)
Capital expenditures	—	(64)	(2,738)	199	(2,603)
Contributions to investments	—	—	(319)	—	(319)
Distributions from equity investments in excess of cumulative earnings	—	—	53	—	53
Funding (to) from affiliates	(2,608)	121	155	2,332	—
Natural gas storage and natural gas and liquids line-fill	—	—	22	—	22
Sale, casualty and transfer of property, plant and equipment, investments and other net assets, net of removal costs	—	199	16	(199)	16
Other, net	(1)	—	(6)	—	(7)
Net Cash (Used in) Provided by Investing Activities	(2,609)	256	(3,917)	2,332	(3,938)
Cash Flows From Financing Activities
Issuance of debt	9,269	—	—	—	9,269
Payment of debt	(7,426)	—	(1)	—	(7,427)
Debt issue costs	(20)	—	—	—	(20)
Funding (to) from affiliates	(46)	(222)	2,600	(2,332)	—
Proceeds from issuance of common units	1,044	—	—	—	1,044
Proceeds from issuance of i-units	134	—	—	—	134
Contributions from noncontrolling interests	—	—	94	—	94
Distributions to partners and noncontrolling interests	(2,718)	—	(3,286)	3,247	(2,757)
Other, net	(2)	—	—	—	(2)
Net Cash Provided by (Used in) Financing Activities	235	(222)	(593)	915	335
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(9)	—	(9)
Net increase (decrease) in Cash and Cash Equivalents	32	(1)	(167)	—	(136)
Cash and Cash Equivalents, beginning of period	10	1	393	—	404
Cash and Cash Equivalents, end of period	$42	$—	$226	$—	$268

Condensed Consolidating Statements of Cash Flow for the Nine Months ended September 30, 2013 (In Millions) (Unaudited)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMP
Net Cash Provided by (Used in) Operating Activities	$2,107	$(2)	$3,352	$(2,761)	$2,696
Cash Flows From Investing Activities
Payment to KMI for March 2013 drop-down asset group	—	—	(994)	—	(994)
Acquisitions of assets and investments, net of cash acquired	—	5	(297)	—	(292)
Capital expenditures	—	(107)	(2,053)	—	(2,160)
Proceeds from sale of investments in Express pipeline system	—	—	402	—	402
Contributions to investments	—	—	(163)	—	(163)
Distributions from equity investments in excess of cumulative earnings	—	—	48	—	48
Funding to affiliates	(4,807)	(242)	(1,291)	6,340	—
Sale or casualty of property, plant and equipment, investments and other net assets, net of removal costs	—	—	61	—	61
Other, net	4	—	3	—	7
Net Cash Used in Investing Activities	(4,803)	(344)	(4,284)	6,340	(3,091)
Cash Flows From Financing Activities
Issuance of debt	7,901	—	14	—	7,915
Payment of debt	(5,621)	(854)	(99)	—	(6,574)
Debt issue costs	(22)	—	—	—	(22)
Funding from affiliates	1,391	1,201	3,748	(6,340)	—
Proceeds from issuance of common units	1,080	—	—	—	1,080
Proceeds from issuance of i-units	145	—	—	—	145
Contributions from noncontrolling interests	—	—	128	—	128
Contributions from General Partner	38	—	—	—	38
Pre-acquisition contributions from KMI to March 2013 drop-down asset group	—	—	35	—	35
Distributions to partners and noncontrolling interests	(2,302)	—	(2,791)	2,761	(2,332)
Other, net	—	—	(1)	—	(1)
Net Cash Provided by Financing Activities	2,610	347	1,034	(3,579)	412
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(12)	—	(12)
Net (decrease) increase in Cash and Cash Equivalents	(86)	1	90	—	5
Cash and Cash Equivalents, beginning of period	95	—	434	—	529
Cash and Cash Equivalents, end of period	$9	$1	$524	$—	$534

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

On August 9, 2014, KMI entered into a separate definitive merger agreement with each of KMP, KMR and EPB, pursuant to which KMI will acquire directly or indirectly all of the outstanding common units of KMP and EPB and all of the outstanding shares of KMR that KMI and KMI’s subsidiaries do not already own (Merger Transactions).  On September 19, 2014, KMI entered into a Bridge Credit Agreement (Bridge Facility) and a replacement revolving credit agreement (Replacement Facility) with a syndicate of lenders. The Bridge Facility provides for up to a $5.0 billion term loan facility which, if funded, will mature 364 days following the closing date of the Merger Transactions. The Replacement Facility provides for up to $4.0 billion in borrowing capacity, which can be increased to $5.0 billion if certain conditions are met, and has a five-year term.  The Merger Transactions are subject to the approval of KMI’s stockholders and the shareholders and unitholders of KMP, KMR and EPB, as applicable, and are expected to close in the fourth quarter of 2014. For a further discussion of the Merger Transactions, the Bridge Facility and the Replacement Facility, see Note 1 “General-Recent Developments.”

After the consummation of the Merger Transactions, KMI, KMP and EPB and substantially all of their respective wholly owned subsidiaries with debt will enter into cross guarantees with respect to the existing debt of KMI, KMP, EPB and such subsidiaries, so that KMI and those subsidiaries will be liable for the debt of KMI, KMP, EPB and such subsidiaries.

It is anticipated that after the closing of the Merger Transactions, cash requirements for KMI and its subsidiaries future expansion capital expenditures and acquisitions will be met primarily through KMI’s issuance of debt and equity.  Such future debt offerings are expected to have the same cross guarantee structure as described above.

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

Results of Operations
Non-GAAP Measures

The non-GAAP financial measures of (i) DCF before certain items, and (ii) segment earnings before DD&A, amortization of excess cost of equity investments, and certain items, are presented below under “—Distributable Cash Flow” and “—Consolidated Earnings Results,” respectively. Certain items are items that are required by GAAP to be reflected in net income, but typically either do not have a cash impact, or by their nature are separately identifiable from our normal business operations and in our view are likely to occur only sporadically.

Our non-GAAP measures described below should not be considered as an alternative to GAAP net income, operating income or any other GAAP measure. DCF before certain items, and segment earnings before DD&A, amortization of excess cost of equity investments, and certain items, are not financial measures in accordance with GAAP and have important limitations as analytical tools. You should not consider any of these non-GAAP measures in isolation or as a substitute for an analysis of our results as reported under GAAP. Because DCF before certain items excludes some items that affect net income, and because DCF measures are defined differently by different companies in our industry, our DCF before certain items may not be comparable to DCF measures of other companies. Segment earnings before DD&A, amortization of excess cost of equity investments, and certain items, has similar limitations. Our management compensates for the limitations of these non-GAAP measures by reviewing our comparable GAAP measures, understanding the differences between the measures and taking this information into account in its analysis and its decision making processes.

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

DCF is an overall performance metric we use to estimate the ability of our assets to generate cash flows on an ongoing basis and as a measure of available cash. We believe the primary measure of company performance used by us, investors and industry analysts covering MLPs is cash generation performance. Therefore, we believe DCF is an important measure to evaluate the operating and financial performance of the partnership and to compare it with the performance of other publicly traded MLPs within the industry. The following table discloses the calculation of our DCF for each of the three and nine months ended September 30, 2014 and 2013 (calculated before the combined effect from all of the 2014 and 2013 certain items disclosed in the footnotes to the tables below):
Distributable Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Net Income	$976	$697	$2,399	$2,499
Less: Certain items - combined income(a)	(230)	(33)	(167)	(553)
Net Income before certain items	746	664	2,232	1,946
Less: Net Income before certain items attributable to noncontrolling interests(b)	(11)	(8)	(28)	(22)
Net Income before certain items attributable to KMEP	735	656	2,204	1,924
Less: General Partner’s interest in Net Income before certain items(c)	(473)	(436)	(1,392)	(1,255)
Limited Partners’ interest in Net Income before certain items	262	220	812	669
Depreciation, depletion and amortization(d)(f)	452	400	1,309	1,117
Book (cash) taxes paid, net	20	22	36	34
Incremental contributions from equity investments in the Express Pipeline and Endeavor Gathering LLC	(6)	4	(4)	(1)
Sustaining capital expenditures(e)(f)	(121)	(92)	(292)	(210)
Distributable cash flow before certain items	$607	$554	$1,861	$1,609
______________

(a)
Consists of certain items summarized in footnotes (b) through (d) and (f) through (j) to the “—Results of Operations” table included below (and described in more detail below in the footnotes to tables included in both our management’s discussion and analysis of segment results and “—Other”).

(b)
Equal to “Net income attributable to noncontrolling interests;” in addition, (i) three and nine month 2014 amounts exclude a $2 million decrease in income attributable to our noncontrolling interests related to the combined effect from all of the three and nine month 2014 certain items disclosed in the footnotes to the “—Results of Operations” table included below; and (ii) nine month 2013 amount excludes a $5 million increase in income attributable to our noncontrolling interests related to the combined effect from all of the nine month 2013 certain items disclosed in footnote (k) to the “—Results of Operations” tables included below.

(c)
Amounts are net of waived incentive distributions of $33 million and $25 million for the three months ended September 30, 2014 and 2013, respectively, and $99 million and $54 million for the nine months ended September 30, 2014 and 2013, respectively, related to certain acquisitions.

(d)
Three and nine month 2014 amounts include expense amounts of $22 million and $64 million, respectively, and three and nine month 2013 amounts include expense amounts of $20 million and $67 million, respectively, for our proportionate share of the DD&A expenses of certain unconsolidated joint ventures. Nine month 2013 amount also excludes a $19 million expense amount attributable to our March 2013 drop-down asset group for periods prior to our acquisition.

(e)
Three and nine month 2014 amounts include expenditures of $1 million and $4 million, respectively, and three and nine month 2013 amounts each include expenditures of $1 million and $2 million, respectively, for our proportionate share of the sustaining capital expenditures of certain unconsolidated joint ventures.

(f)
In order to more closely track the cash distributions we receive from our unconsolidated joint ventures, our calculation of DCF (i) adds back our proportionate share of the DD&A expenses of certain joint ventures; and (ii) subtracts our proportionate share of the sustaining expenditures of the corresponding joint ventures (i.e., the same equity investees for which we add back DD&A as discussed in footnote (d)).

Consolidated Earnings Results

With regard to our reportable business segments, we consider segment earnings before all DD&A expenses, and amortization of excess cost of equity investments, to be an important measure of our success in maximizing returns to our partners. This measure, sometimes referred to in this report as segment EBDA, is more fully defined in footnote (a) to the “—Results of Operations” table below. We also use segment EBDA internally as a measure of profit and loss for evaluating segment performance and for deciding how to allocate resources to our five reportable business segments. EBDA may not be comparable to measures used by other companies. Additionally, EBDA should be considered in conjunction with net income and other performance measures such as operating income, income from continuing operations or operating cash flows.
Results of Operations

	Three Months Ended September 30,		Earnings increase/(decrease)
	2014	2013
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$863	$635	$228	36%
CO2	388	340	48	14%
Products Pipelines	222	202	20	10%
Terminals	249	217	32	15%
Kinder Morgan Canada	50	43	7	16%
Segment EBDA(b)	1,772	1,437	335	23%
DD&A expense	(427)	(377)	(50)	(13)%
Amortization of excess cost of equity investments	(3)	(3)	—	—%
General and administrative expense(c)	(126)	(136)	10	7%
Interest expense, net of unallocable interest income(d)	(238)	(220)	(18)	(8)%
Unallocable income tax expense	(2)	(4)	2	50%
Income from continuing operations	976	697	279	40%
Net Income	976	697	279	40%
Net Income attributable to noncontrolling interests(e)	(13)	(8)	(5)	(63)%
Net Income attributable to KMEP	$963	$689	$274	40%

Results of Operations

	Nine Months Ended September 30,		Earnings increase/(decrease)
	2014	2013
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$2,221	$2,315	$(94)	(4)%
CO2	1,083	1,040	43	4%
Products Pipelines	633	399	234	59%
Terminals	696	610	86	14%
Kinder Morgan Canada	138	286	(148)	(52)%
Segment EBDA(f)	4,771	4,650	121	3%
DD&A expense(g)	(1,234)	(1,062)	(172)	(16)%
Amortization of excess cost of equity investments	(11)	(7)	(4)	(57)%
General and administrative expense(h)	(411)	(433)	22	5%
Interest expense, net of unallocable interest income(i)	(708)	(637)	(71)	(11)%
Unallocable income tax expense	(8)	(10)	2	20%
Income from continuing operations	2,399	2,501	(102)	(4)%
Loss from discontinued operations(j)	—	(2)	2	100%
Net Income	2,399	2,499	(100)	(4)%
Net Income attributable to noncontrolling interests(k)	(29)	(27)	(2)	(7)%
Net Income attributable to KMEP	$2,370	$2,472	$(102)	(4)%
______________

(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other income, net. Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

Certain item footnotes:

(b)
2014 and 2013 amounts include increases in earnings of $229 million and $35 million, respectively, related to the combined effect from all of the three month 2014 and 2013 certain items impacting continuing operations and disclosed below in our management discussion and analysis of segment results.

(c)
2014 and 2013 amounts include a decrease in expense of $1 million and an increase in expense of $3 million, respectively, related to the combined effect from all of the three month 2014 and 2013 certain items related to general and administrative expenses disclosed below in “—Other.”

(d)
2013 amount includes a decrease in expense of $1 million related to the combined effect from all of the three month 2013 certain items related to interest expense, net of unallocable interest income disclosed below in “—Other.”

(e)
2014 amount includes a $2 million increase in net income attributable to our noncontrolling interests, related to the combined effect from all of the three month 2014 certain items disclosed below in both our management’s discussion and analysis of segment results and “—Other.”

(f)
2014 and 2013 amounts include increases in earnings of $181 million and $635 million, respectively, related to the combined effect from all of the nine month 2014 and 2013 certain items impacting continuing operations and disclosed below in our management discussion and analysis of segment results.

(g)	2013 amount includes a certain item resulting in a $19 million increase in expense attributable to our March 2013 drop-down asset group for periods prior to our March 1, 2013 acquisition date.

(h)
2014 and 2013 amounts include increases in expense of $5 million and $49 million, respectively, related to the combined effect from all of the nine month 2014 and 2013 certain items related to general and administrative expenses disclosed below in “—Other.”

(i)
2014 and 2013 amounts include increases in expense of $9 million and $12 million, respectively, related to the combined effect from all of the nine month 2014 and 2013 certain items related to interest expense, net of unallocable interest income disclosed below in “—Other.”

(j)	2013 amount represents a certain item incremental loss related to the sale of our FTC Natural Gas Pipelines disposal group effective November 1, 2012.

(k)
2014 and 2013 amounts include increases of $1 million and $5 million, respectively, in net income attributable to our noncontrolling interests, related to the combined effect from all of the nine month 2014 and 2013 certain items disclosed below in both our management’s discussion and analysis of segment results and “—Other.”

For the comparable third quarter periods, the certain items described in footnote (b) to the tables above accounted for a $194 million increase in EBDA in the third quarter of 2014, when compared to the third quarter of 2013 (combining to increase total segment EBDA by $229 million in the third quarter of 2014 and increase total segment EBDA by $35 million in the third quarter of 2013). The $141 million (10%) quarter-to-quarter increase in EBDA remaining, after giving effect to these certain items, reflects higher earnings from all five of our reportable business segments.

For the comparable nine month periods, the certain items described in footnote (f) to the tables above accounted for a $454 million decrease in EBDA in the first nine months of 2014, when compared to the same period of 2013 (combining to increase total segment EBDA by $181 million in the first nine months of 2014 and increase total segment EBDA by $635 million in the first nine months of 2013). The $575 million (14%) period-to-period increase in EBDA remaining, after giving effect to these certain items, reflects better performance in the first nine months of 2014 from our Natural Gas Pipelines, Terminals, Products Pipelines and CO2 business segments.

Natural Gas Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions, except operating statistics)
Revenues(a)	$2,399	$2,023	$6,687	$5,088
Operating expenses(b)	(1,574)	(1,469)	(4,584)	(3,508)
Other (expense) income(c)	(4)	36	(1)	36
Earnings from equity investments(d)	40	42	117	135
Interest income and Other, net(e)	4	5	10	570
Income tax expense	(2)	(2)	(8)	(6)
EBDA from continuing operations	863	635	2,221	2,315
Discontinued operations(f)	—	—	—	(2)
Certain items, net(a)(b)(c)(d)(e)(f)	(202)	(27)	(195)	(642)
EBDA before certain items	$661	$608	$2,026	$1,671

Change from prior period	Increase/(Decrease)
Revenues before certain items(a)	$161	8%	$1,501	30%
EBDA before certain items	$53	9%	$355	21%

Natural gas transport volumes (BBtu/d)(g)	17,562	15,998	17,481	16,216
Natural gas sales volumes (BBtu/d)(h)	2,446	2,510	2,303	2,429
Natural gas gathering volumes (BBtu/d)(i)	3,170	3,029	3,046	2,994
______________
Certain item footnotes:

(a)
Three and nine month 2014 amounts include increases of $8 million and $1 million, respectively, and three and nine month 2013 amounts include decreases of $9 million and $10 million, respectively, all related to derivative contracts used to hedge forecasted natural gas, NGL and crude oil sales. Three and nine month 2014 amounts also includes a $198 million increase associated with the early termination of a long-term natural gas transportation contract on our Kinder Morgan Louisiana pipeline system. Nine month 2013 amount also includes a $111 million increase attributable to our March 2013 drop-down asset group for periods prior to our March 1, 2013 acquisition date.

(b)
Nine month 2013 amount includes an increase in expense of $30 million attributable to our March 2013 drop-down asset group for periods prior to our March 1, 2013 acquisition date, and a combined $1 million increase in expense from other certain items.

(c)
Three and nine month 2014 amounts include a $4 million loss amount, and the three and nine month 2013 amounts include a $36 million gain related to the sale of certain Gulf Coast offshore and onshore TGP supply facilities.

(d)
Nine month 2013 amount includes a decrease in earnings of $19 million attributable to our March 2013 drop-down asset group for periods prior to our March 1, 2013 acquisition date, and a combined $1 million decrease in earnings from all other certain items.

(e)	Nine month 2013 amount includes a $558 million gain from the remeasurement of our previously held 50% equity interest in Eagle Ford to fair value.

(f)	Nine month 2013 amount represents an incremental loss from the sale of our FTC Natural Gas Pipelines disposal group’s net assets.
Other footnotes:

(g)
Includes 100% of pipeline volumes for our wholly-owned assets as well as our joint venture assets as if they were wholly-owned for all periods presented. Volumes for acquired pipelines are included for all periods.

(h)	Represents volumes for the Texas intrastate natural gas pipeline group.

(i)	Includes 100% of gas gathering volumes for our wholly-owned assets. Joint venture throughput is reported at our ownership share. Volumes for acquired pipelines are included for all periods.

Following is information related to the increases and decreases in both EBDA and revenues before certain items in the comparable three and nine month periods of 2014 and 2013:
Three months ended September 30, 2014 versus Three months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
TGP	$29	16%	$40	16%
Eagle Ford(a)	11	39%	37	25%
Kinder Morgan Louisiana Pipeline	9	58%	9	50%
EPNG	7	7%	15	11%
KinderHawk field services	4	10%	5	11%
EP midstream asset operations	3	11%	6	13%
Texas Intrastate Natural Gas Pipeline Group	(4)	(5)%	104	11%
Copano operations (excluding Eagle Ford)	(4)	(5)%	7	1%
EagleHawk field services(b)	(3)	(120)%	n/a	n/a
Kinder Morgan treating operations	—	—%	(2)	(7)%
All others (including eliminations)	1	2%	(60)	(67)%
Total Natural Gas Pipelines	$53	9%	$161	8%

Nine months ended September 30, 2014 versus Nine months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Copano operations (excluding Eagle Ford)	$107	n/a	$749	n/a
TGP	105	18%	123	16%
EPNG	65	28%	122	40%
Eagle Ford(a)	41	n/a	273	n/a
EP midstream asset operations	20	37%	56	57%
Texas Intrastate Natural Gas Pipeline Group	14	6%	406	15%
KinderHawk field services	14	10%	16	10%
Kinder Morgan Louisiana Pipeline	9	22%	9	17%
EagleHawk field services(b)	(15)	(281)%	n/a	n/a
Kinder Morgan treating operations	(7)	(15)%	(26)	(31)%
All others (including eliminations)	2	1%	(227)	(149)%
Total Natural Gas Pipelines	$355	21%	$1,501	30%
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

(b)	Equity investment.

The primary increases and decreases in our Natural Gas Pipelines business segment’s EBDA in the comparable three and nine month periods of 2014 and 2013 included the following:

▪
increases of $29 million (16%) and $105 million (18%), respectively, from TGP primarily due to higher revenues from (i) firm transportation and storage, due largely to new projects placed in service in the latter part of 2013 and new southbound capacity contracts; (ii) usage and interruptible transportation services due to weather-related increases; and (iii) natural gas park and loan customer services due also primarily to colder winter weather relative to the nine months of 2013;

▪
increases of $11 million (39%) and $41 million, respectively, from our total (100%) Eagle Ford natural gas gathering operations. The increases were driven by higher natural gas gathering volumes from the Eagle Ford shale formation, and for the comparable nine month periods, to the incremental 50% ownership interest we acquired as part of our acquisition of Copano effective May 1, 2013. The overall increases in earnings were partially offset, however, by increased pipeline integrity costs;

▪
increases of $9 million (58%) and $9 million (22%), respectively, from our Kinder Morgan Louisiana Pipeline due to the early termination of a customer’s long-term natural gas transportation contract (an additional $198 million of earnings from that same contract termination is considered a certain item);

▪
increases of $7 million (7%) and $65 million (28%), respectively, from EPNG, due largely to higher transport revenues, and for the comparable nine month periods, to our acquisition of the remaining 50% interest we did not already own from KMI effective March 1, 2013;

▪	increases of $4 million (10%) and $14 million (10%), respectively, from our KinderHawk field services operations, due largely to increases in contractual volumes;

▪
increases of $3 million (11%) and $20 million (37%), respectively, from our EP midstream assets, due largely to higher gathering revenues from both the Altamont gathering system in Utah and the Camino Real gathering system in South Texas due to increased drilling activity, and for the comparable nine month periods, to our acquisition of the remaining 50% interest we did not already own from KMI effective March 1, 2013;

▪
a decrease of $4 million (5%) and an increase of $14 million (6%), respectively, from our Texas intrastate natural gas pipeline group (including the operations of our Kinder Morgan Tejas, Border, Kinder Morgan Texas, North Texas and Mier-Monterrey Mexico pipeline systems), due largely to higher maintenance costs in the third quarter of 2014, and for the comparable nine month periods, to higher natural gas sales, transportation and storage margins, all driven in part by colder weather in the first quarter of 2014;

▪
a decrease of $4 million (5%) and an increase of $107 million, respectively, from our Copano operations (but excluding Copano’s 50% ownership interest in Eagle Ford, which is included in the tables above with the 50% ownership interest we previously owned), due mainly to lower realized prices for the three months, and for the comparable nine month periods, to the 100% interest we acquired effective May 1, 2013;

▪	decreases of $3 million (120%) and $15 million (281%), respectively, from our EagleHawk field services operations, due largely to increased expenses pertaining to pipeline integrity costs; and

▪
for the comparable nine month periods, a $7 million (15%) decrease from our Kinder Morgan treating operations due largely to reduced activity at SouthTex Treaters (our treating equipment manufacturing facility).

CO2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions, except operating statistics)
Revenues(a)	$508	$456	$1,445	$1,345
Operating expenses	(123)	(121)	(375)	(320)
Earnings from equity investments	5	6	19	19
Income tax expense	(2)	(1)	(6)	(4)
EBDA	388	340	1,083	1,040
Certain items(a)	(25)	9	6	—
EBDA before certain items	$363	$349	$1,089	$1,040

Change from prior period	Increase/(Decrease)
Revenues before certain items(a)	$18	4%	$106	8%
EBDA before certain items	$14	4%	$49	5%

Southwest Colorado CO2 production (gross) (Bcf/d)(b)	1.2	1.2	1.3	1.2
Southwest Colorado CO2 production (net) (Bcf/d)(b)	0.5	0.5	0.5	0.5
SACROC oil production (gross)(MBbl/d)(c)	33.1	29.6	32.4	30.1
SACROC oil production (net)(MBbl/d)(d)	27.6	24.6	26.9	25.1
Yates oil production (gross)(MBbl/d)(c)	19.2	20.3	19.5	20.5
Yates oil production (net)(MBbl/d)(d)	8.7	9.0	8.6	9.1
Katz oil production (gross)(MBbl/d)(c)	3.4	2.7	3.6	2.4
Katz oil production (net)(MBbl/d)(d)	2.8	2.2	3.0	2.0
Goldsmith oil production (gross)(MBbl/d)(c)	1.2	1.3	1.2	0.6
Goldsmith oil production (net)(MBbl/d)(d)	1.1	1.1	1.1	0.5
NGL sales volumes (net)(MBbl/d)(d)	10.3	9.6	10.1	9.8
Realized weighted average oil price per Bbl(e)	$87.59	$95.82	$89.40	$92.35
Realized weighted average NGL price per Bbl(f)	$43.57	$46.72	$46.18	$45.81
______________
n/a – not applicable
Certain item footnote:

(a)
Three and nine month 2014 amounts include unrealized gains of $25 million and unrealized losses of $6 million, respectively, and three month 2013 amount includes unrealized losses of $9 million, all relating to derivative contracts used to hedge forecasted crude oil sales.

Other footnotes:

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

Our CO2 segment’s primary businesses involve the production, marketing and transportation of both CO2 and crude oil, and the production and marketing of natural gas and NGL. We refer to the segment’s two primary businesses as its Oil and Gas Producing Activities and its Source and Transportation Activities, and for each of these two primary businesses, following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and nine month periods of 2014 and 2013:
Three months ended September 30, 2014 versus Three months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Source and Transportation Activities	$17	18%	$16	15%
Oil and Gas Producing Activities	(3)	(1)%	—	—%
Intrasegment eliminations	—	—%	2	8%
Total CO2	$14	4%	$18	4%

Nine months ended September 30, 2014 versus Nine months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Source and Transportation Activities	$58	21%	$65	21%
Oil and Gas Producing Activities	(9)	(1)%	49	4%
Intrasegment eliminations	—	—%	(8)	(15)%
Total CO2	$49	5%	$106	8%

The primary increases and decreases in our CO2 segment’s source and transportation activities in the comparable three and nine month periods of 2014 and 2013 included the following:

▪
EBDA increases of $17 million (18%) and $58 million (21%), respectively, driven primarily by higher revenues (described following), somewhat offset by higher labor costs, power costs and property taxes; and

▪
revenue increases of $16 million (15%) and $65 million (21%), respectively, driven primarily by increases of 14% and 15%, respectively, in average CO2 contract prices. The increases in contract prices were due primarily to two factors: (i) a change in the mix of contracts resulting in more CO2 being delivered under higher price contracts; and (ii) heavier weighting of new CO2 contract prices to the price of crude oil. CO2 volumes were also higher by 3% and 10%, respectively, when compared to the same two periods in 2013, primarily due to expansion projects at our Doe Canyon field which went in service in the fourth quarter of 2013.

The primary increases and decreases in our CO2 segment’s oil and gas producing activities, which include the operations associated with the segment’s ownership interests in oil-producing fields and natural gas processing plants, in the comparable three and nine month periods of 2014 and 2013 included the following:

▪
EBDA decreases of $3 million (1%) and $9 million (1%), respectively, driven by higher operating expenses as a result of (i) incremental well work over costs at our recently acquired Goldsmith Landreth unit; (ii) increased power costs; and (iii) higher property and severance tax expenses related to higher revenues (described following). Also contributing to lower EBDA for the comparable three and nine month periods was lower crude oil prices, which were offset by improved net production of 9% and 8%, respectively; and

▪
for the comparable nine month periods, a $49 million (4%) increase in revenues, driven primarily by an 8% increase in crude oil sales volumes. The increase in sales volumes was due primarily to higher production at the Katz field unit, incremental production from the Goldsmith Landreth unit (acquired effective June 1, 2013), and higher production at the SACROC unit (volumes presented in the results of operations table above). The increase in revenues from production was offset somewhat by a 3% decrease in our realized weighted average price per barrel of crude oil.

Products Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions, except operating statistics)
Revenues	$520	$474	$1,578	$1,371
Operating expenses(a)	(313)	(281)	(985)	(1,001)
Other income (expense)(b)	3	(1)	5	(6)
Earnings from equity investments	16	15	51	50
Interest income and Other, net	1	—	—	2
Income tax expense	(5)	(5)	(16)	(17)
EBDA	222	202	633	399
Certain items, net(a)(b)	—	—	2	182
EBDA before certain items	$222	$202	$635	$581

Change from prior period	Increase/(Decrease)
Revenues	$46	10%	$207	15%
EBDA before certain items	$20	10%	$54	9%

Gasoline (MMBbl)(c)	118.0	109.2	333.8	312.6
Diesel fuel (MMBbl)	39.0	36.9	113.5	106.5
Jet fuel (MMBbl)	28.3	27.4	85.1	82.3
Total refined product volumes (MMBbl)(d)	185.3	173.5	532.4	501.4
NGL (MMBbl)(e)	8.5	8.9	23.5	26.7
Condensate (MMBbl)(f)	9.8	4.4	22.2	9.0
Total delivery volumes (MMBbl)	203.6	186.8	578.1	537.1
Ethanol (MMBbl)(g)	10.8	10.2	30.9	28.6
______________
Certain item footnotes:

(a)
Nine month 2014 amount includes a $4 million increase in expense associated with a certain Pacific operations litigation matter. Nine month 2013 amount includes a $162 million increase in operations and maintenance expense associated with certain rate case liability adjustments, and a $15 million increase in expense associated with a legal liability adjustment related to a certain West Coast terminal matter.

(b)
Nine month 2014 amount includes a $2 million gain from the sale of propane pipeline line-fill. Nine month 2013 amount includes a $5 million loss from the write-off of assets at our Los Angeles Harbor West Coast terminal.

Other footnotes:

(c)	Volumes include ethanol pipeline volumes.

(d)	Includes Pacific, Plantation Pipe Line Company, Calnev, Central Florida and Parkway pipeline volumes.

(e)	Includes Cochin and Cypress pipeline volumes.

(f)	Includes Kinder Morgan Crude & Condensate and Double Eagle pipeline volumes.

(g)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and nine month periods of 2014 and 2013:
Three months ended September 30, 2014 versus Three months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Crude & Condensate Pipeline	$21	279%	$17	246%
Pacific operations	5	6%	2	2%
Southeast terminal operations	1	6%	1	3%
Cochin Pipeline	1	5%	(2)	(10)%
Transmix operations	(7)	(59)%	30	14%
All others (including eliminations)	(1)	(2)%	(2)	(3)%
Total Products Pipelines	$20	10%	$46	10%
Nine months ended September 30, 2014 versus Nine months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Crude & Condensate Pipeline	$40	284%	$59	355%
Pacific operations	15	7%	16	5%
Southeast terminal operations	6	11%	7	8%
Transmix operations	5	17%	137	21%
Cochin Pipeline	(13)	(19)%	(16)	(20)%
All others (including eliminations)	1	—%	4	2%
Total Products Pipelines	$54	9%	$207	15%
The primary increases and decreases in our Products Pipelines business segment’s EBDA in the comparable three and nine month periods of 2014 and 2013 included the following:

▪
increases of $21 million (279%) and $40 million (284%), respectively, from our Kinder Morgan Crude Oil & Condensate Pipeline, due mainly to increases of 120% and 145%, respectively, in pipeline throughput volumes;

▪
increases of $5 million (6%) and $15 million (7%), respectively, from our Pacific operations, due primarily to higher volumes and margins and higher physical inventory gains, and due partly to lower operating expenses;

▪	increases of $1 million (6%) and $6 million (11%), respectively, from our Southeast terminal operations, driven by higher butane blending revenues;

▪
an increase of $1 million (5%) and a decrease of $13 million (19%) from our Cochin Pipeline. For the comparable nine months, the decrease in earnings was primarily revenue related, driven by lower terminal, storage and petrochemical volumes, largely the result of the Cochin Reversal project, which converted the line to northbound condensate service to serve oilsands producers’ needs in western Canada; and

▪
a decrease of $7 million (59%) and an increase of $5 million (17%) from our transmix processing operations. The quarter-to-quarter decrease in earnings was due mainly to unfavorable inventory pricing relative to the third quarter of 2013, and for the comparable nine month periods, the higher earnings was driven by higher volumes and margins at various transmix sales plants.

Terminals

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions, except operating statistics)
Revenues(a)	$433	$354	$1,245	$1,035
Operating expenses(b)	(183)	(162)	(556)	(488)
Other income (expense)(c)	2	24	—	53
Earnings from equity investments	5	5	16	17
Interest income and Other, net(d)	1	—	6	2
Income tax expense(e)	(9)	(4)	(15)	(9)
EBDA	249	217	696	610
Certain items, net(a)(b)(c)(d)(e)	(2)	(18)	6	(33)
EBDA before certain items	$247	$199	$702	$577

Change from prior period	Increase/(Decrease)
Revenues before certain items(a)	$79	23%	$202	20%
EBDA before certain items	$48	24%	$125	22%

Bulk transload tonnage (MMtons)(f)	22.5	23.7	66.5	68.1
Ethanol (MMBbl)	18.3	15.9	53.4	46.7
Liquids leaseable capacity (MMBbl)	75.8	62.6	75.8	62.6
Liquids utilization %(g)	94.3%	95.4%	94.3%	95.4%
______________
Certain item footnotes:

(a)
Three and nine month 2014 amounts include increases in revenues of $4 million and $12 million, respectively, from amortization of deferred credits from our APT acquisition. The amortization is related to the valuation of certain customer contracts at fair value in purchase accounting. We are amortizing these deferred credits as noncash adjustments (increases) to revenue over the remaining contract periods. Three and nine month 2013 amounts include increases in revenues of $4 million related to 2012 hurricane expense reimbursements at our New York Harbor and Mid-Atlantic terminals.

(b)
Three and nine month 2014 amounts include increases in expense of $2 million and $10 million, respectively, and three and nine month 2013 amounts include increases in expense of $7 million and $21 million, respectively, all related to hurricane clean-up and repair activities at our New York Harbor and Mid-Atlantic terminals. Nine month 2014 amount also includes a $12 million increase in expense primarily associated with a liability adjustment related to a certain litigation matter. Three and nine month 2013 amounts also include a combined $1 million increase in expense from other certain items.

(c)
Nine month 2014 amount includes a $1 million casualty indemnification loss, and three and nine month 2013 amounts include casualty indemnification gains of $22 million and $50 million, respectively, all related to 2012 hurricane activity at our New York Harbor and Mid-Atlantic terminals.

(d)	Nine month 2013 amount includes a $1 million casualty indemnification gain related to 2012 hurricane activity at our New York Harbor and Mid-Atlantic terminals.

(e)	Nine month 2014 amount includes a $5 million decrease in expense (representing tax savings) related to the pre-tax expense amount associated with the litigation matter described in footnote (b).
Other footnotes:

(f)	Volumes for acquired terminals are included for all periods and include our proportionate share of joint venture tonnage.

(g)	The ratio of our actual leased capacity (excluding the capacity of tanks out of service) to our estimated potential capacity.

Our Terminals business segment includes the transportation, transloading and storing of refined petroleum products, crude oil, condensate (other than those included in our Products Pipelines segment), and bulk products, including coal, petroleum coke, cement, alumina, salt and other bulk chemicals. Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and nine month periods of 2014 and 2013:
Three months ended September 30, 2014 versus Three months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Acquired assets and businesses	$16	n/a	$26	n/a
West	10	58%	16	52%
Gulf Central	10	355%	15	1,784%
Gulf Liquids	1	3%	3	4%
Gulf Bulk	4	20%	5	14%
All others (including intrasegment eliminations and unallocated income tax expenses)	7	7%	14	7%
Total Terminals	$48	24%	$79	23%

Nine months ended September 30, 2014 versus Nine months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Acquired assets and businesses	$45	n/a	$76	n/a
West	23	45%	36	39%
Gulf Central	21	218%	36	1,224%
Gulf Liquids	13	9%	14	7%
Gulf Bulk	10	19%	15	14%
All others (including intrasegment eliminations and unallocated income tax expenses)	13	4%	25	4%
Total Terminals	$125	22%	$202	20%

The primary increases and decreases in our Terminals business segment’s EBDA in the comparable three and nine month periods of 2014 and 2013 included the following:

▪	increases $16 million and $45 million, respectively, from acquired assets and businesses, primarily the marine operations we acquired effective January 17, 2014 (our APT acquisition);

▪	increases of $10 million (58%) and $23 million (45%), respectively, from our West region terminals, driven by the completion of Edmonton expansion projects since the end of the third quarter of 2013;

▪
increases of $10 million (355%) and $21 million (218%), respectively, from our Gulf Central terminals, driven by higher earnings from our approximately 55%-owned Battleground Oil Specialty Terminal Company LLC oil terminal joint venture, which is located on the Houston Ship Channel and began operations in October 2013;

▪
increases of $1 million (3%) and $13 million (9%), respectively, from our Gulf Liquids terminals, due to higher liquids warehousing revenues from our Pasadena and Galena Park liquids facilities located along the Houston Ship Channel. The facilities benefited from high gasoline export demand, increased rail services and new and incremental customer agreements at higher rates, due in part to new tankage from completed expansion projects since the end of the third quarter of 2013;

▪
increases of $4 million (20%) and $10 million (19%), respectively, from our Gulf Bulk terminals, driven by higher petcoke period-to-period volumes in 2014, due in large part to refinery and coker shutdowns in 2013 as a result of turnarounds taken, and increased shortfall revenue recognized on take-or-pay contracts; and

▪	increases of $7 million (7%) and $13 million (4%), respectively, from the rest of the terminal operations was driven in part by improved steel pricing and good performance at our ethanol terminals.

Kinder Morgan Canada

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions, except operating statistics)
Revenues	$73	$74	$210	$221
Operating expenses	(27)	(27)	(75)	(79)
Earnings from equity investments	—	—	—	4
Interest income and Other, net(a)	8	—	14	241
Income tax expense(b)	(4)	(4)	(11)	(101)
EBDA	50	43	138	286
Certain items, net(a)(b)	—	1	—	(140)
EBDA before certain items	$50	$44	$138	$146

Change from prior period	Increase/(Decrease)
Revenues	$(1)	(1)%	$(11)	(5)%
EBDA before certain items	$6	14%	$(8)	(5)%

Transport volumes (MMBbl)(c)	27.6	24.0	79.5	77.6
______________
Certain item footnotes:

(a)	Three and nine month 2013 amounts include a loss of $1 million and a gain of $224 million, respectively, from the sale of our equity and debt investments in the Express pipeline system.

(b)
Nine month 2013 amount includes an $84 million increase in income tax expense related to the pre-tax gain amount associated with the sale of our equity and debt investments in the Express pipeline system described in footnote (a).

Other footnote:

(c)	Represents Trans Mountain pipeline system volumes.

Our Kinder Morgan Canada business segment includes the operations of our Trans Mountain and Jet Fuel pipeline systems, and until March 14, 2013, the effective date of sale, our one-third ownership interest in the Express pipeline system. Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and nine month periods of 2014 and 2013:
Three months ended September 30, 2014 versus Three months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Express Pipeline(a)	$9	371%	n/a	n/a
Trans Mountain Pipeline	(3)	(5)%	$(1)	(1)%
Total Kinder Morgan Canada	$6	14%	$(1)	(1)%

Nine months ended September 30, 2014 versus Nine months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Express Pipeline(a)	$(2)	(29)%	n/a	n/a
Trans Mountain Pipeline	(6)	(4)%	$(11)	(5)%
Total Kinder Morgan Canada	$(8)	(5)%	$(11)	(5)%
______________

(a)
Amount consists of unrealized foreign currency gains/losses, net of tax, on outstanding, short-term intercompany borrowings. We exclude these unrealized gains/losses on intercompany borrowings from our DCF calculation.

For the comparable three and nine month periods of 2014 and 2013, our Trans Mountain Pipeline had decreases in earnings of $3 million (5%) and $6 million (4%), respectively, driven by an unfavorable impact from foreign currency translation. Due to the weakening of the Canadian dollar since the end of the third quarter of 2013, we translated Canadian denominated income and expense amounts into fewer U.S. dollars in 2014.

Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
General and administrative expenses(a)	$126	$136	$411	$433

Interest expense, net of unallocable interest income(b)	$238	$220	$708	$637

Unallocable income tax expense	$2	$4	$8	$10

Net income attributable to noncontrolling interests(c)	$13	$8	$29	$27
______________
Certain item footnotes:

(a)
Three and nine month 2014 amounts, and three and nine month 2013 amounts, include a $1 million decrease in expense, a $6 million increase in expense, a $2 million increase in expense and a $7 million increase in expense, respectively, all related to severance expense allocated to us from KMI (associated with both our March 2013 drop-down asset group and assets we acquired from KMI in August 2012). Nine month 2014 amount also includes a $1 million decrease in expense associated with a certain Pacific operations litigation matter. Three and nine month 2013 amounts also include increases in expense of $1 million and $33 million, respectively, associated with unallocated legal expenses and certain asset and business acquisition costs. Nine month 2013 amount also includes a $9 million increase in expense attributable to our March 2013 drop-down asset group for periods prior to our March 1, 2013 acquisition date.

(b)
Three and nine month 2014 amounts include increases in interest expense of $1 million and $14 million, respectively, associated with a certain Pacific operations litigation matter. Three and nine month 2014 amounts, and three and nine month 2013 amounts also include decreases in interest expense of $1 million, $5 million, $1 million and $3 million, respectively, all associated with debt fair value adjustments recorded in purchase accounting for our Copano acquisition. Nine month 2013 amount also includes incremental interest expense of $15 million attributable to our March 2013 drop-down asset group for periods prior to our March 1, 2013 acquisition date.

(c)
Three and nine month 2014 amounts and nine month 2013 amount include increases of $2 million, $1 million and $5 million, respectively, in net income attributable to our noncontrolling interests, related to the combined effect from all of the three and nine month 2014 and 2013 certain items previously disclosed in the footnotes to the tables included above in “—Results of Operations.”

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

For the three and nine months ended September 30, 2014, the certain items described in footnote (a) to the table above accounted for decreases of $4 million and $44 million, respectively, in our general and administrative expenses, when compared to the same two periods a year ago. The remaining $6 million (5%) decrease for the three months was driven by higher capitalized expenses in the third quarter of 2014 as compared to the same period in 2013 driven by increased capital expenditures. The remaining $22 million (6%) increase in expense for the comparable nine month periods was largely driven by the acquisition of additional businesses, associated primarily with our acquisition of both Copano (effective May 1, 2013) and the March 2013 drop-down asset group from KMI (effective March 1, 2013). Additional drivers for the increase in expense between the comparable nine month periods were increased legal expenses, benefits costs and segment labor expenses.

In the table above, we report our interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our interest expense to arrive at one interest amount, and after taking into effect the certain items described in footnote (b) to the table above, our net interest expense increased $17 million (8%) and $74 million (12%), respectively, in the third quarter and first nine months of 2014, when compared to the same year-earlier periods. The increases were driven by higher average debt levels partially offset by lower average interest rates. Our average borrowings for the three and nine month periods ended September 30, 2014 increased 10% and 14%, respectively, when compared to the same periods a year ago, largely due to the capital expenditures and joint venture contributions we have made since the end of the third quarter of 2013.
We swap a portion of our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of September 30, 2014 and December 31, 2013, approximately 28% and 29%, respectively, of our consolidated debt balances (excluding debt fair value adjustments) were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swap agreements. For more information about our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Financial Condition
General
As of September 30, 2014, we had $268 million of “Cash and cash equivalents” on our consolidated balance sheet, a decrease of $136 million (34%) from December 31, 2013. We also had, as of September 30, 2014, approximately $2.4 billion of borrowing capacity available under our $2.7 billion senior unsecured revolving credit facility (discussed below in “—Short-term Liquidity”). We believe our cash position and our remaining borrowing capacity is adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.
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
Short-term Liquidity

As of September 30, 2014, our principal sources of short-term liquidity were (i) our $2.7 billion senior unsecured revolving credit facility with a diverse syndicate of banks that matures May 1, 2018; (ii) our $2.7 billion short-term commercial paper program (which is supported by our credit facility, with the amount available for borrowing under our credit facility being reduced by our outstanding commercial paper borrowings and letters of credit); and (iii) cash from operations (discussed below in “—Operating Activities”). The loan commitments under our revolving credit facility can be used to fund borrowings for general partnership purposes and as a backup for our commercial paper program. As of both September 30, 2014 and December 31, 2013, we had no outstanding credit facility borrowings.

Our outstanding short-term debt as of September 30, 2014 was $959 million, primarily consisting of (i) $135 million of outstanding commercial paper borrowings; (ii) $500 million in principal amount of 5.125% senior notes that mature November 15, 2014; and (iii) $300 million in principal amount of 5.625% senior notes that mature February 15, 2015. We intend to refinance our current short-term debt through a combination of long-term debt, equity, and/or the issuance of additional commercial paper or credit facility borrowings. As of December 31, 2013, our short-term debt totaled $1,504 million.

We had a working capital deficit of $1,397 million as of September 30, 2014, and a working capital deficit of $1,909 million as of December 31, 2013.  The overall $512 million (27%) favorable change from year-end 2013 was driven by the $545 million decrease in outstanding short-term debt (described above), due mainly to (i) an $844 million decrease in outstanding commercial paper borrowings; partly offset by (ii) a $300 million increase due to the reclassification of the principal amount of our 5.625% senior notes that mature on February 15, 2015 from long-term to short-term debt. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in cash and cash equivalent balances as a result of debt or equity issuances (discussed below in “—Long-term Financing”).

Long-term Financing
In addition to our principal sources of short-term liquidity listed above, we could meet our cash requirements (other than distributions of cash from operations to our common unitholders, Class B unitholder and general partner) through issuing long-term debt securities or additional common units, or by utilizing the proceeds from purchases of additional i-units by KMR with the proceeds from issuances of KMR shares. Our equity offerings consist of the issuance of additional common units or the issuance of additional i-units to KMR (which KMR purchases with the proceeds from the sale of additional KMR shares). For more information about our equity issuances in the first nine months of 2014, see Note 4 “Partners’ Capital—Equity Issuances” to our consolidated financial statements.

From time to time, we issue long-term debt securities, often referred to as our senior notes. Our senior notes issued to date, generally have very similar terms, except for interest rates, maturity dates and prepayment premiums. All of our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations. Our fixed rate senior notes provide that we may redeem the notes at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium. As of September 30, 2014 and December 31, 2013, the aggregate principal amount of the various series of our senior notes was $18,300 million and $15,600 million, respectively.

In addition, from time to time, our subsidiaries have issued long-term debt securities, often referred to as their senior notes. Most of the debt of our operating partnerships and subsidiaries is unsecured; however, a modest amount of secured debt has been incurred by some of our operating partnerships and subsidiaries. As of September 30, 2014 and December 31, 2013, the total liability balance due on the various borrowings of our operating partnerships and subsidiaries (including their senior notes) was $3,334 million and $3,335 million, respectively.

To date, our debt balances have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness. For additional information about our debt-related transactions in the first nine months of 2014 and our consolidated debt obligations as of both September 30, 2014 and December 31, 2013, see Note 3 “Debt” to our consolidated financial statements. For additional information regarding our debt securities, see Note 8 “Debt” to our consolidated financial statements included in our 2013 Form 10-K.

In August 2014, in conjunction with the announcement of our merger with KMI, Moody’s, Standard & Poor’s Investor Services and Fitch Ratings, Inc. placed KMEP’s credit ratings on review for downgrade. For a further discussion of our merger with KMI, see Note 1 “General.”
Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives. We are subject, however, to conditions in the equity and debt markets for our limited partner units and long-term senior notes, and there can be no assurance we will be able or willing to access the public or private markets for our limited partner units and/or long-term senior notes in the future. If we were unable or unwilling to issue additional limited partner units, we would be required to either restrict expansion capital expenditures and/or potential future acquisitions or pursue debt financing alternatives, some of which could involve higher costs or negatively affect our credit ratings. Furthermore, our ability to access the public and private debt markets, including the cost to do so, is affected by our credit ratings.

Capital Expenditures
We account for our capital expenditures in accordance with GAAP. Capital expenditures under our partnership agreement include those that are maintenance/sustaining capital expenditures and those that are capital additions and improvements (which we refer to as expansion or discretionary capital expenditures). These distinctions are used when determining cash from operations pursuant to our partnership agreement (which is distinct from GAAP cash flows from operating activities). Capital additions and improvements are those expenditures which increase throughput or capacity from that which existed immediately prior to the addition or improvement, and are not deducted in calculating cash from operations. With respect to our oil and gas producing activities, we classify a capital expenditure as an expansion capital expenditure if it is expected to increase capacity or throughput (i.e., production capacity) from the capacity or throughput immediately prior to the making or acquisition of such additions or improvements. Maintenance capital expenditures are those which maintain throughput or capacity. Thus, under our partnership agreement, the distinction between maintenance capital expenditures and capital additions and improvements is a physical determination rather than an economic one, irrespective of the amount by which the throughput or capacity is increased.

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
Our capital expenditures for the nine months ended September 30, 2014, and the amount we expect to spend for the remainder of 2014 to grow and sustain our businesses are as follows:

	Nine Months Ended September 30, 2014	2014 Remaining	Total
	(In millions)
Sustaining(a)	$292	$125	$417
Discretionary(b)(c)	2,646	1,206	3,852
Total	$2,938	$1,331	$4,269
______________

(a)
Nine month 2014 amount, 2014 remaining amount, and total 2014 amount include $3 million, $2 million and $5 million, respectively, for our proportionate share of sustaining capital expenditures of our unconsolidated joint ventures.

(b)
Nine month 2014 amount (i) includes $449 million of discretionary capital expenditures of our unconsolidated joint ventures and acquisitions; and (ii) excludes a combined $117 million net change from accrued capital expenditures, contractor retainage and amounts primarily related to contributions from our noncontrolling interests to fund a portion of certain capital projects.

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

We report our total consolidated capital expenditures separately as “Capital expenditures” within the “Cash Flows from Investing Activities” section on our accompanying cash flow statements, and for each of the nine months ended September 30, 2014 and 2013, these amounts totaled $2,603 million and $2,160 million, respectively. The overall $443 million (21%) period-to-period increase in our consolidated capital expenditures in the first nine months of 2014 versus the first nine months of 2013 was primarily due to higher investment undertaken to expand and improve our Products Pipelines, Kinder Morgan Canada and CO2 business segments.

Additional Capital Requirements
In April 2012, we announced that we were proceeding with our proposal to expand our existing Trans Mountain pipeline system. When completed, the proposed expansion will increase capacity on Trans Mountain from its current 300 MBbl/d of crude oil and refined petroleum products to approximately 890 MBbl/d. In December 2013, we filed a Facilities Application with the NEB seeking authorization to build and operate the necessary facilities for the proposed expansion project. The NEB decision is scheduled for January of 2016 and we now expect the Trans Mountain expansion to be completed in the third quarter of 2018. Failure to secure NEB approval on reasonable terms could require us to either delay or cancel this project. Our current estimate of total construction costs on the project is approximately $5.4 billion.
In March 2014, we announced that we will build and operate a new, 213-mile, 16-inch diameter pipeline in Torrance County, New Mexico to transport carbon dioxide from our St. Johns source field (located in Apache County, Arizona) to our 50%-owned Cortez Pipeline (which we operate). The new Lobos Pipeline will have an initial capacity of 300 million standard cubic feet per day and will support current and future enhanced oil recovery projects owned by us and other operators in the Permian Basin of West Texas and eastern New Mexico. We plan to invest approximately $310 million in the pipeline and an additional $700 million to drill wells and build field gathering, treatment and compression facilities at the St. Johns field. We expect to place the project into service by the third quarter of 2016, pending receipt of environmental and regulatory approvals.
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

Cash Flows

Operating Activities

Net cash provided by operating activities was $3,476 million for the nine months ended September 30, 2014, versus $2,696 million in the comparable period of 2013. The period-to-period increase of $780 million (29%) in cash flow from operations consisted of the following:

▪
a $793 million increase in cash from overall higher partnership income—after adjusting our period-to-period $100 million decrease in net income (discussed above in “—Results of Operations”) for the following five non-cash items: (i) a $558 million increase from the 2013 gain on the remeasurement of our previous 50% equity investment in Eagle Ford to its fair value; (ii) a $224 million increase from the 2013 gain on the sale of our investments in Express (see the discussion of these investments in Note 2 “Acquisitions and Divestitures” to our consolidated financial statements); (iii) a $176 million increase due to higher DD&A expenses (including amortization of excess cost of equity investments); (iv) a $75 million increase from higher gains from the sale or casualty of property, plant and equipment (as disclosed above in “—Results of Operations,” the first nine months of 2013 included both a $50 million casualty indemnification gain related to 2012 hurricane activity at our New York Harbor and Mid-Atlantic terminal facilities and a $36 million gain from the sale of certain Gulf Coast offshore and onshore TGP supply facilities); and (v) a $140 million decrease from expenses associated with adjustments to accrued legal liabilities, primarily related to incremental adjustments recorded in the first nine months of 2013 related to both our West Coast

Products Pipelines’ interstate and California intrastate transportation rate case liabilities and our West Coast terminals’ legal liabilities;

▪
a $53 million increase in cash due to favorable changes in the collection and payment of trade and related party receivables and payables, due primarily to the timing of payments received from customers and made to vendors;

▪
a $30 million increase in cash from the combined net activity of our equity method investees and the net changes in all other operating assets and liabilities. The increase was driven by, among other things, higher period-to-period cash inflows from favorable changes in previously deferred reimbursable costs and expenses, and short-term product inventories from our transmix and crude oil and condensate pipeline operations (driven by higher crude oil inventory sales volumes). The overall increase in cash from operating net assets was partly offset by lower cash flows from both natural gas storage and pipeline transportation system balancing and accrued tax liabilities; and

▪
a $96 million decrease in cash from interest rate swap termination payments. In the first nine months of 2013, in separate transactions, we terminated three existing fixed-to-variable interest rate swap agreements prior to their contractual maturity dates.

Investing Activities

Net cash used in investing activities was $3,938 million for the nine month period ended September 30, 2014, compared to $3,091 million in the comparable prior year period. The $847 million (27%) decrease in cash due to higher cash expended for investing activities was primarily attributable to the following:

▪
an $808 million decrease in cash due to higher expenditures for the acquisition of assets and investments from unrelated parties. The overall increase was primarily related to the $961 million we paid in the first nine months of 2014 for our APT acquisition, versus the $280 million we paid in the first nine months of 2013 to acquire the Goldsmith Landreth San Andres oil field unit. For more information about our asset acquisitions during the first nine months of 2014 and 2013, see Note 2 “Acquisitions and Divestitures—Acquisitions” to our consolidated financial statements;

▪	a $443 million decrease in cash due to higher capital expenditures in the first nine months of 2014, as described above in “—Capital Expenditures;”

▪	a $402 million decrease in cash due to the net proceeds we received in the first nine months of 2013 from the sale of our investments in the Express pipeline system;

▪
a $156 million decrease in cash due to higher capital contributions, primarily due to a $175 million contribution we made in the third quarter of 2014 to our 50%-owned Midcontinent Express Pipeline LLC to fund our share of its repayment of $350 million in senior notes that matured September 15, 2014; and

▪	a $994 million increase in cash due to the payments we made to KMI in the first nine months of 2013 to acquire our March 2013 drop-down asset group.

Financing Activities
Net cash provided by financing activities amounted to $335 million for the first nine months of 2014. For the same nine month period last year, our financing activities provided net cash of $412 million. The $77 million (19%) decrease from the comparable 2013 period was primarily due to the following:

▪
a $425 million decrease in cash due to higher partnership distributions. Distributions to all partners, consisting of our common and Class B unitholders, our general partner and our noncontrolling interests, totaled $2,757 million in the first nine months of 2014, compared to $2,332 million in the first nine months of 2013. The increase in distributions was due to increases in the per unit cash distribution paid, the number of outstanding units, and the resulting increase in our general partner incentive distributions. Further information regarding our distributions is discussed following in “—Partnership Distributions;”

▪
a $107 million decrease in cash due to lower contributions from our general partner, KMI and our non-controlling interests, chiefly due to incremental contributions we received in the first nine months of 2013 from (i) our general partner for its 1% general partner capital interest in our Copano acquisition; (ii) KMI for net contributions to our March 2013 drop-down asset group; and (iii) our BOSTCO partners for their proportionate share of the joint venture’s oil terminal construction costs;

▪
a $47 million decrease in cash due to lower partnership equity issuances. This decrease reflects the combined $1,178 million we received, after commissions and underwriting expenses, from issuing additional common and i-units during the first nine months of 2014 (discussed in Note 4 “Partners’ Capital—Equity Issuances” to our consolidated financial statements), versus the $1,225 million we received from the sales of additional common units and i-units in the first nine months of 2013; and

▪
a $503 million increase in cash from overall debt financing activities, including our issuances and payments of debt and our debt issuance costs. This overall increase in cash from debt activities was primarily due to (i) a $404 million increase due to the immediate repayment of all of the outstanding borrowings under Copano’s bank credit facility that we assumed on the May 1, 2013 acquisition date; (ii) a $259 million increase from the June 1, 2013 redemption and retirement of Copano’s 7.75% senior notes; (iii) a $191 million increase from the September 4, 2013 redemption and retirement of a $178 million aggregate principal amount of Copano’s outstanding 7.125% senior notes (the redemption payment included a premium of $13 million); (iv) a $78 million increase related to the net repayment of all of the outstanding borrowings under the EP midstream assets’ bank credit facility that we assumed on the March 1, 2013 acquisition date; (v) a $397 million decrease due to higher short-term net payments made under our commercial paper program in the first nine months of 2014; and (vi) a combined $43 million decrease due to higher net issuances of our senior notes in the first nine months of 2013 (as discussed in Note 3 “Debt—Changes in Debt” to our consolidated financial statements, we generated net proceeds of $2,672 million from the issuance of senior notes in the first nine months of 2014, and in the same period of 2013, we generated net proceeds of $2,715 million from completing two separate public offerings of our senior notes).

Partnership Distributions

Our partnership agreement requires that we distribute 100% of “Available Cash,” as defined in our partnership agreement, to our partners within 45 days following the end of each calendar quarter. Our 2013 Form 10-K contains additional information concerning our partnership distributions, including the definition of “Available Cash,” the manner in which our total distributions are divided between our general partner and our limited partners, and the form of distributions to all of our partners, including our noncontrolling interests. For further information about the partnership distributions we declared and paid in the three and nine months ended September 30, 2014 and 2013, see Note 4 “Partners’ Capital—Partnership Distributions” to our consolidated financial statements.

On October 15, 2014, we declared a cash distribution of $1.40 per unit for the third quarter of 2014 compared to the $1.35 per unit distribution we declared for the third quarter of 2013. Based on (i) our declared distribution; (ii) the number of units outstanding; and (iii) our general partner’s agreement to forgo a combined $33 million of its incentive cash distribution in conjunction with both our May 2013 Copano acquisition and our January 2014 APT acquisition, our declared distribution for the third quarter of 2014 of $1.40 per unit will result in an incentive distribution to our general partner of $471 million.
Comparatively, our distribution of $1.35 per unit paid on November 14, 2013 for the third quarter of 2013 resulted in an incentive distribution payment to our general partner in the amount of $434 million (and included the effect of a waived incentive distribution amount of $25 million related to our May 2013 Copano acquisition). The increased incentive distribution to our general partner for the third quarter of 2014 over the incentive distribution for the third quarter of 2013 reflects the increase in the distribution per unit as well as the issuance of additional units. For additional information about our third quarter 2014 cash distribution, see Note 4 “Partners’ Capital—Subsequent Event” to our consolidated financial statements. For additional information about our 2013 partnership distributions, see Note 10 “Partners’ Capital—Income Allocation and Declared Distributions” and Note 11 “Related Party Transactions—Partnership Interests and Distributions” to our consolidated financial statements included in our 2013 Form 10-K.
Although the majority of the cash generated by our assets is fee based and is not sensitive to commodity prices, our CO2 business segment is exposed to commodity price risk related to the price volatility of crude oil and NGL, and while we hedge the majority of our crude oil production, we do have exposure on our unhedged volumes, the majority of which are NGL volumes.  The average WTl crude oil price for the third quarter was $97.17 per barrel compared to the company's third quarter WTI budget of $94.98. However, net prices were actually down $8.45 per barrel versus the third quarter budget due to the impact of the Midland to Cushing price differential.
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

Item 4. Controls and Procedures.
As of September 30, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, Note 9 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated in this item by reference.
Item 1A. Risk Factors.
There have been no material changes in the risk factors disclosed in Part I, Item 1A in our 2013 Form10-K. Below are additional risk factors related to the recent announcement of our proposed merger with the Merger Transactions.

Risks Relating to the Merger Transactions

The mergers that are part of the Merger Transactions are contingent upon each other, and the KMP Merger is subject to other substantial conditions and may not be consummated even if the required KMI stockholder and KMP unitholder approvals are obtained.

Completion of the KMP Merger is contingent upon completion of the KMR merger and the EPB merger, and vice versa. No merger will occur unless all three mergers occur. The KMR merger and the EPB merger are subject to the satisfaction or waiver of their own conditions, including approval of KMP Merger Agreement by KMR’s shareholders and EPB’s unitholders, some of which are out of the control of KMI and all of which are out of the control of KMP. Further, KMI’s stockholders must approve an amendment to KMI’s certificate of incorporation to increase the number of authorized shares of KMI common stock and must approve the issuance of KMI common stock in the three mergers.

The KMP Merger Agreement contains other conditions that, if not satisfied or waived, would result in the merger not occurring, even though the KMI stockholders and the KMP unitholders may have voted in favor of the merger-related proposals presented to them. Satisfaction of some of these other conditions to the KMP Merger, such as receipt of required regulatory approvals, is not entirely in the control of KMI or KMP. In addition, KMI and KMP can agree not to consummate the KMP Merger even if all stockholder and unitholder approvals have been received. The closing conditions to the KMP Merger may not be satisfied, and KMI or KMP may choose not to, or may be unable to, waive an unsatisfied condition, which may cause the KMP Merger not to occur.

The tax liability of a KMP unitholder as a result of the KMP Merger could be more than expected.

As a result of the KMP Merger, a KMP unitholder will recognize gain or loss for U.S. federal income tax purposes equal to the difference between the amount realized and its adjusted tax basis in its KMP common units. KMP unitholders who either make the stock election, mixed election or no election or who make a cash election that is subject to proration will receive KMI common stock as part of the merger consideration. Because the value of any KMI common stock received in the KMP Merger will not be known until the effective time of the merger, a KMP unitholder who receives KMI common stock as full or partial consideration for its KMP common units will not be able to determine its amount realized, and therefore its taxable gain or loss, until such time. In addition, because prior distributions in excess of a KMP unitholder’s allocable share of KMP’s net taxable income decrease such KMP unitholder’s tax basis in its KMP common units, the amount, if any, of such prior excess distributions with respect to such KMP common units will, in effect, become taxable income to a KMP unitholder if the aggregate value of the consideration received in the KMP Merger is greater than such KMP unitholder’s adjusted tax basis in its KMP common units, even if the aggregate value of the consideration received in the KMP Merger is less than such KMP unitholder’s original cost basis in its KMP common units. Furthermore, a portion of this gain or loss, which portion will likely be substantial, will be separately computed and taxed as ordinary income or loss to the extent attributable to assets giving rise to depreciation recapture or other “unrealized receivables” or to “inventory items” owned by KMP and its subsidiaries.

The tax liability of a KMP unitholder as a result of the KMP Merger may exceed the cash received by such unitholder in the KMP Merger.

The receipt of KMI common stock, cash or a combination of KMI common stock and cash by KMP unitholders in exchange for KMP common units in the KMP Merger will be treated as a taxable sale by such unitholders of such common units for U.S. federal income tax purposes. The amount of gain or loss recognized by each KMP unitholder in the KMP Merger will vary depending on each KMP unitholder’s particular situation, including the amount of any cash and the fair market value of any KMI common stock received by such unitholder in the KMP Merger, the adjusted tax basis of the KMP common units exchanged by such unitholder in the KMP Merger and the amount of any suspended passive losses that may be available to a particular unitholder to offset a portion of the gain recognized by such unitholder. The amount of cash received by each KMP unitholder in the KMP Merger will vary depending on whether such unitholder makes a stock, cash or mixed election, or no election, and whether such unitholder’s cash election or stock election is subject to proration and adjustment. Consequently, the gain recognized for U.S. federal income tax purposes by a KMP unitholder in the KMP Merger may result in a tax liability in excess of the cash received by such unitholder in the KMP Merger.

KMP is subject to provisions that limit its ability to pursue alternatives to the merger, could discourage a potential competing acquirer of KMP from making a favorable alternative transaction proposal and, in specified circumstances under the KMP Merger agreement, could require KMP to pay a termination fee of $817 million to KMI.

Under the KMP Merger agreement, KMP is restricted from entering into alternative transactions. Unless and until the KMP Merger agreement is terminated, subject to specified exceptions, KMP is restricted from soliciting, initiating, knowingly facilitating, knowingly encouraging or knowingly inducing or negotiating, any inquiry, proposal or offer for a competing acquisition proposal with any person. Under the KMP Merger agreement, in the event of a potential change by the KMGP conflicts committee, the KMR board or the KMGP board of its recommendation with respect to the KMP Merger in light of a superior proposal or an intervening event, KMP must provide KMI with five days’ notice to allow KMI to propose an adjustment to the terms and conditions of the KMP Merger agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of KMP from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher per unit market value than the market value of the consideration proposed to be received or realized in the KMP Merger, or might result in a potential competing acquirer of KMP proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances.

Under the KMP Merger agreement, KMP may be required to pay to KMI a termination fee of $817 million if the KMP Merger agreement is terminated under specified circumstances. If such a termination fee is payable, the payment of this fee could have material and adverse consequences to the financial condition and operations of KMP.

KMI and the other parties will incur substantial transaction-related costs in connection with the Merger Transactions.

KMI and the other parties to the Merger Transactions, including KMP, expect to incur a number of non-recurring transaction-related costs associated with completing the Merger Transactions, which are currently estimated to total approximately $90 million, excluding expenses associated with expected financings, which expenses would be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. There can be no assurance that the elimination of certain costs due to the fact that KMP, KMR and EPB will no longer be public companies will offset the incremental transaction-related costs over time. Thus, any net cost savings may not be achieved in the near term, the long term or at all.

Failure to complete, or significant of delays in completing, the KMP Merger could negatively affect the trading price of KMP common units and the future business and financial results of KMP.

Completion of the KMP Merger is not assured and is subject to risks, including the risks that approval of the KMP Merger by the KMP unitholders or by governmental agencies is not obtained or that other closing conditions are not satisfied. If the KMP Merger is not completed, or if there are significant delays in completing the KMP Merger, the trading price of KMP common units and the future business and financial results of KMP could be negatively affected, and KMP will be subject to several risks, including the following:

•	the parties may be liable for damages to one another under the terms and conditions of the KMP Merger agreement;

•
negative reactions from the financial markets, including declines in the price of KMP common units due to the fact that the current price may reflect a market assumption that the KMP Merger will be completed;

•	having to pay certain significant costs relating to the KMP Merger, including, in certain circumstances, a termination fee of $817 million; and

•	the attention of management of KMP will have been diverted to the KMP Merger rather than its own operations and pursuit of other opportunities that could have been beneficial to KMP.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95.1 to this quarterly report.

Item 5. Other Information.
None.

Item 6. Exhibits.

*2.1
Agreement and Plan of Merger, dated as of August 9, 2014, by and among Kinder Morgan Energy Partners, L.P., Kinder Morgan G.P., Inc., Kinder Morgan Management, LLC, Kinder Morgan, Inc. and P Merger Sub LLC (schedules omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.1 to Kinder Morgan Energy Partners, L.P.’s Current Report on Form 8-K (File No. 1-11234), filed August 12, 2014).

4.1
Certificate of the Vice President, Finance and Investor Relations and the Vice President and Secretary of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 4.25% Senior Notes due 2024 and the 5.40% Senior Notes due 2044.

4.2
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

*10.1
Support Agreement, dated as of August 9, 2014, by and among Kinder Morgan Energy Partners, L.P., Kinder Morgan G.P., Inc., Kinder Morgan Management, LLC, El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C., Richard D. Kinder and RDK Investments, Ltd. (filed as Exhibit 10.1 to Kinder Morgan Energy Partners, L.P.’s Current Report on Form 8-K (File No. 1-11234), filed August 12, 2014).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (ii) our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iii) our Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; (v) our Consolidated Statements of Partners’ Capital for the nine months ended September 30, 2014 and 2013; and (vi) the notes to our Consolidated Financial Statements.

______________
* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDER MORGAN ENERGY PARTNERS, L.P.
Registrant

	By:	KINDER MORGAN G.P., INC.,
its general partner

		By:	KINDER MORGAN MANAGEMENT, LLC,
its delegate

Date: October 27, 2014		By:	/s/ Kimberly A. Dang
Kimberly A. Dang
Vice President and Chief Financial Officer
(principal financial and accounting officer)